Form 10-Q
period 2005-03-31
BankFinancial CORP
filed 2005-05-27
CIK 1303942

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005


                       Commission file number 000-51331


                            BankFinancial Corporation
             (Exact name of registrant as specified in its charter)


           Maryland                                             APPLIED FOR
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)


                15W060 North Frontage Road, Burr Ridge, IL 60527
                    (Address of principal executive offices)


                                 (630) 242-7700
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all the reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

         Indicate by check mark whether the registrant  is an accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).   YES___   NO  X
                                                              ---

         There were no shares of common stock, par value $.01, outstanding as of May 27, 2005.


--------------------------------------------------------------------------------

                            BankFinancial Corporation
                                    FORM 10-Q


                                      Index

                          Part I. Financial Information
                                                                            Page
                                                                            ----
Item 1.   Financial Statements
1

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          1

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         1

Item 4.   Controls and Procedures                                            1


                       Part II. Other Information

Item 1.   Legal Proceedings                                                  2

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        2

Item 3.   Defaults upon Senior Securities                                    2

Item 4.   Submission of Matters to a Vote of Security Holders                2

Item 5.   Other Information                                                  2

Item 6.   Exhibits                                                           2

          Signature Page                                                     3

Part I.       Financial Information

              BankFinancial Corporation, a Maryland Corporation (the "Company"), was formed to serve as the stock holding company for BankFinancial, F.S.B. (the "Bank") as part of the mutual-to-stock conversion of BankFinancial MHC, Inc. (the "MHC"). As of March 31, 2005, the conversion had not been completed. Accordingly, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Financial and other information with respect to the MHC as of March 31, 2005 is attached as Exhibit 99 to this quarterly report.

              For a further discussion of the Company's formation and the operations of the MHC and the Bank, see the Company's Prospectus as filed on April 29, 2005 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Rules and Regulations of the Securities Act of 1933 (File Number 333-119217).

Part II - Other Information

Item 1.    Legal Proceedings

                The Company is not engaged in any legal proceedings of a material nature as of the date of the filing.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                Not applicable.

Item 3.    Defaults Upon Senior Securities

                Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

                Not applicable

Item 5.    Other Information

                Not applicable

Item 6.    Exhibits


                The following exhibits are either filed as part of this report or are incorporated herein by reference:

                           31.1     Certification  of  Chief  Executive  Officer
                                    pursuant    to    Section    302    of   the
                                    Sarbanes-Oxley Act of 2002

                           31.2     Certification  of  Chief  Financial  Officer
                                    pursuant    to    Section    302    of   the
                                    Sarbanes-Oxley Act of 2002

                           32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                           99       Selected Financial Information

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            BankFinancial Corporation


Dated:       May 27, 2005                       /s/ F. Morgan Gasior
         ------------------                   ----------------------------------
                                               F. Morgan Gasior
                                               Chairman of the Board, Chief
                                               Executive Officer and President



Dated:       May 27, 2005                      /s/ Paul A. Cloutier
         ------------------                   ----------------------------------
                                              Paul A. Cloutier
                                              Executive Vice President and Chief
                                              Financial Officer