Form 10-Q
period 2005-06-30
BankFinancial CORP
filed 2005-08-05
CIK 1303942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          For transition period from to

                         Commission File Number 0 -51331

                            BANKFINANCIAL CORPORATION

             (Exact name of Registrant as specified in its charter)

            Maryland                                             Applied For
(State or other jurisdiction of                               (I.R.S. Employer
   incorporation or organization)                            Identification No.)

15W060 North Frontage Road, Burr Ridge, Illinois                    60527
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code:            (630) 242-7700


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X .

         Indicate the number of shares outstanding of each of the Issuer's class of common stock as of the latest practicable date.

24,466,250 shares of Common Stock were issued and outstanding as of July 28, 2005.

                            BANKFINANCIAL CORPORATION

                           Form 10-Q Quarterly Report

                                Table of Contents


                                     PART I
                                                                           Page
                                                                          Number

Item 1.  Financial Statements................................................3
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................15
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........26
Item 4.  Controls and Procedures............................................27

                                     PART II

Item 1.  Legal Proceedings..................................................28
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........28
Item 3.  Defaults Upon Senior Securities....................................28
Item 4.  Submission of Matters to a Vote of Security Holders................28
Item 5.  Other Information..................................................28
Item 6.  Exhibits...........................................................28

Signatures .................................................................29

ITEM 1.  FINANCIAL STATEMENTS

                            BANKFINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (Dollars in thousands) - (Unaudited)

                                                                              June 30, 2005   December 31, 2004
                                                                              -------------   -----------------

ASSETS
Cash and due from financial institutions                                        $    26,035      $    27,867
Interest-bearing deposits in other financial institutions                            87,720            1,431
                                                                                -----------      -----------
     Cash and cash equivalents                                                      113,755           29,298
Securities available-for-sale, at fair value                                        476,702          268,093
Loans held-for-sale                                                                   1,042            5,531
Loans receivable, net of allowance for loan losses:
     June 30, 2005, $10,596; and December 31, 2004, $11,019                       1,100,119        1,091,952
Stock in Federal Home Loan Bank, at cost                                             24,889           24,226
Premises and equipment, net                                                          33,008           32,954
Accrued interest receivable                                                           5,701            5,420
Goodwill                                                                             10,865           10,865
Core deposit intangible                                                               9,063            9,882
Other assets                                                                         11,579           14,561
                                                                                -----------      -----------

     Total assets                                                               $ 1,786,723      $ 1,492,782
                                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                                     1,230,945        1,115,696
     Borrowings                                                                     213,775          264,742
     Advance payments by borrowers taxes and insurance                                7,913            7,074
     Accrued interest payable and other liabilities                                  11,910           10,382
                                                                                -----------      -----------
         Total liabilities                                                        1,464,543        1,397,894

Commitments and contingent liabilities

Stockholders' equity
     Preferred Stock, $0.01 par value, 25,000,000 shares authorized,
          none issued or outstanding                                                     --               --
     Common Stock, $0.01 par value, 100,000,000 shares authorized, 24,466,250 shares issued and outstanding, at June 30, 2005, none issued and
         outstanding at December 31, 2004                                               245               --
     Additional paid-in capital                                                     240,007               --
     Retained earnings                                                              100,912           96,455
     Unearned Employee Stock Ownership Plan shares                                  (19,573)              --
     Accumulated other comprehensive income (loss)                                      589           (1,567)
                                                                                -----------      -----------

         Total stockholders' equity                                                 322,180           94,888
                                                                                -----------      -----------

              Total liabilities and stockholders' equity                        $ 1,786,723      $ 1,492,782
                                                                                ===========      ===========


                            BANKFINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Dollars in thousands) - (Unaudited)

                                          Three Months Ended       Six Months Ended
                                                June 30,               June 30,
                                           2005        2004        2005        2004
                                         --------    --------    --------    --------

  Interest and dividend income
   Loans, including fees                 $ 15,877    $ 13,731    $ 31,281    $ 27,342
   Securities                               3,462       1,856       5,752       3,872
   Other                                      716         363       1,064         766
                                         --------    --------    --------    --------
       Total interest income               20,055      15,950      38,097      31,980

Interest expense
   Deposits                                 5,193       3,074       9,664       6,194
   Borrowings                               2,384       2,300       4,747       5,356
                                         --------    --------    --------    --------
       Total interest expense               7,577       5,374      14,411      11,550
                                         --------    --------    --------    --------

Net interest income                        12,478      10,576      23,686      20,430

Provision (credit) for loan losses           (264)         --        (340)         --
                                         --------    --------    --------    --------
Net interest income after
  provision (credit) for loan losses       12,742      10,576      24,026      20,430

Noninterest income
   Fees and service charges                 1,489       1,307       2,770       2,578
   Insurance commissions and annuities
income                                        229         190         341         380
   Gain (loss) on sale of loans                46         (30)        129         158
   Gain on sale of securities                  --         161          --         419
   Loan servicing fees                        262         218         525         459
   Amortization and impairment of
servicing assets                             (328)         77        (453)       (307)
   Operations of real estate owned             (3)         26           5          82
   Other                                      340         216         570         543
                                         --------    --------    --------    --------
       Total noninterest income             2,035       2,165       3,887       4,312

Noninterest expense
   Compensation and benefits                6,557       6,428      13,494      13,226
   Office occupancy and equipment           1,191       1,313       2,406       2,593
   Advertising and public relations           238         223         448         446
   Data processing                            710         711       1,376       1,415
   Supplies, telephone, and postage           450         522         943       1,026
   Amortization of intangibles                409         427         819         853
   Other                                    1,021         939       1,819       1,814
                                         --------    --------    --------    --------
       Total noninterest expense           10,576      10,563      21,305      21,373
                                         --------    --------    --------    --------

Income before income taxes                  4,201       2,178       6,608       3,369

Income tax expense                          1,380         671       2,151         962
                                         --------    --------    --------    --------

Net income                               $  2,821    $  1,507    $  4,457    $  2,407
                                         ========    ========    ========    ========

                            BANKFINANCIAL CORPORATION
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)
                      (Dollars in thousands) - (Unaudited)

                                                                      Unearned     Accumulated
                                                                      Employee        Other
                                         Additional                     Stock      Comprehensive             Comprehensive
                                Common    Paid-in       Retained      Ownership       Income                     Income
                                Stock     Capital       Earnings     Plan Shares      (Loss)        Total        (Loss)
                                -----     --------      --------     -----------      ------        -----        ------
Balance at December 31, 2003   $   --     $     --      $ 94,998     $       --      $  1,689     $ 96,687
Comprehensive income
   Net income                      --           --         2,407             --            --        2,407    $  2,407
Change in other
   comprehensive
   income (loss), net
   of tax effects                  --           --            --             --        (3,756)      (3,756)     (3,756)
                               ------     --------      --------     ----------      --------     --------    --------
Total
   comprehensive
   income (loss)                                                                                              $ (1,349)
                                                                                                              ========
Balance at
   June 30, 2004               $   --     $     --      $  97,405    $       --      $ (2,067)    $ 95,338
                               ======     ========      =========    ==========      ========     ========


Balance at December 31, 2004   $   --     $     --      $ 96,455     $       --      $ (1,567)    $ 94,888
Comprehensive income
   Net income                      --           --         4,457             --            --        4,457    $  4,457
Change in other
   comprehensive
   income (loss), net
   of tax effects                  --           --            --             --         2,156        2,156       2,156
                               ------     --------      --------     ----------      --------     --------    --------
Total
   comprehensive
   income                                                                                                     $  6,613
                                                                                                              ========
Net proceeds from
   common stock
   issued                         245      240,007            --        (19,573)           --      220,679
                               ------     --------      --------     ----------      --------     --------
Balance at
   June 30, 2005               $  245     $240,007      $ 100,912    $  (19,573)     $    589     $322,180
                               ======     ========      =========    ==========      ========     ========


                            BANKFINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands) - (Unaudited)

                                                                         Six months Ended
                                                                              June 30,
                                                                        2005           2004
                                                                        ----           ----

Cash flows from operating activities
     Net income                                                     $     4,457    $     2,407
     Adjustments to reconcile to net income to net cash
        from operating activities
         Provision (credit) for loan losses                                (340)            --
         Depreciation and amortization                                    1,785          1,811
         Net gain on sale of securities                                      --           (419)
         Amortization of premiums and discounts                              72            149
         Amortization of premium on early extinguishment of debt            349          2,070
         Amortization of core deposit and other intangible assets           937          1,887
         Amortization and impairment of servicing assets                    453            307
         Net change in net deferred loan origination costs                  (29)           (91)
         Net gain on sale of real estate owned                               --           (155)
         Net gain on sale of loans                                         (129)          (158)
         Loans originated for sale                                       (7,768)       (39,587)
         Proceeds from sale of loans                                     12,386         34,209
         Federal Home Loan Bank of Chicago stock dividends                 (663)          (714)
         Net change in:
              Deferred income tax                                            50            962
              Accrued interest receivable                                  (281)           223
              Other assets                                                  514          1,319
              Accrued interest payable and other liabilities              1,528            135
                                                                    -----------    -----------
                  Net cash from operating activities                     13,321          3,062

Cash flows from investing activities
     Securities available-for-sale
         Proceeds from sales                                                 --         10,232
         Proceeds from maturities                                     5,887,443            345
         Proceeds from principal repayments                              18,859         23,005
         Purchase of securities                                      (6,087,162)            --
     Loans receivable
         Principal payments on loans receivable                         199,929        230,526
         Purchases                                                      (31,051)       (43,076)
         Originated for investment                                     (201,038)      (217,486)
     Proceeds from sale of real estate owned                                 --            942
     Purchase of premises and equipment, net                             (1,295)          (921)
                                                                    -----------    -----------
         Net cash from investing activities                            (214,315)         3,567

                                   (Continued)

                            BANKFINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      (Dollars in thousands) - (Unaudited)

                                                                    Six months
                                                                       Ended
                                                                     June 30,
                                                                2005          2004
                                                                ----          ----

Cash flows from financing activities
     Net change in deposits                                    115,249       30,820
     Net change in advance payments by borrowers for taxes
        and insurance                                              839          764
     Net change in borrowings                                  (51,316)     (21,132)
     Net proceeds from sale of common stock                    220,679         --
                                                             ---------    ---------
         Net cash from financing activities                    285,451       10,452
                                                             ---------    ---------
Net change in cash and cash equivalents                         84,457       17,081
Beginning cash and cash equivalents                             29,298       28,630
                                                             ---------    ---------
Ending cash and cash equivalents                             $ 113,755    $  45,711
                                                             =========    =========
Supplemental disclosures:
     Interest paid                                           $  13,958    $   9,665
     Income taxes paid                                           1,950         --
     Loans transferred to other real estate                       --            407
     Loans securitized                                          24,213       29,260
     Due from broker for sale of securities not settled           --            319

                            BANKFINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Table amounts in thousands)
                                   (unaudited)


Note 1 - Basis of Presentation.

BankFinancial Corporation, a Maryland corporation organized in 2004, became the owner of all of the issued and outstanding capital stock of BankFinancial F.S.B. (the "Bank") on June 23, 2005, upon the consummation of a plan of conversion and reorganization adopted by the predecessor holding companies for the Bank, BankFinancial MHC, Inc. ("BankFinancial MHC") and BankFinancial Corporation, a federal corporation.

Pursuant to the plan of conversion and reorganization, BankFinancial MHC converted from the mutual form of ownership to the stock form of ownership through a series of transactions that terminated the separate corporate existences of BankFinancial MHC and BankFinancial Corporation, the federal corporation, and BankFinancial Corporation, the Maryland corporation, sold 24,466,250 shares of common stock in a subscription offering for $10.00 per share and became the sole stockholder of the Bank. For a further discussion of BankFinancial Corporation, the Maryland corporation, and the operations of BankFinancial MHC, BankFinancial Corporation, the federal corporation, and the Bank for certain periods prior to the consummation of the plan of conversion and reorganization, see the Company's Prospectus as filed on April 29, 2005 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Rules and Regulations of the Securities Act of 1933 (File Number 333-119217).

BankFinancial Corporation, the Maryland corporation, did not engage in any business prior to the consummation of the plan of conversion and reorganization on June 23, 2005. Consequently, the accompanying 2005 unaudited consolidated financial statements reflect the financial condition and operating results of BankFinancial MHC, Inc., BankFinancial Corporation, the federal corporation, and their subsidiaries until June 23, 2005, and of BankFinancial Corporation, the Maryland corporation, and its subsidiaries thereafter. The words "Company," "we" and "our" are therefore intended to refer to BankFinancial MHC, BankFinancial Corporation, the federal corporation, and their subsidiaries, including the Bank, with respect to matters and time periods occurring prior to the consummation of the plan of conversion and reorganization and the subscription offering, and to refer to BankFinancial Corporation, the Maryland Corporation, and its subsidiaries, including the Bank, with respect to matters and time periods occurring thereafter.

The accompanying interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial MHC, Inc., BankFinancial Corporation, the federal corporation, BankFinancial Corporation, the Maryland Corporation, the Bank, and the Bank's wholly owned subsidiaries, Financial Assurance Services, Inc., and BankFinancial Asset Recovery Corporation (collectively, "the Company"). All significant intercompany accounts and transactions have been eliminated.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2005.

Certain information and note disclosures normally included in financial statements and prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to correspond with the current period presentations.

To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, loan servicing rights, impairment of securities and the fair value of financial instruments are particularly subject to change.

These unaudited consolidated financial statements should be read in conjunction with the Company's Prospectus as filed on April 29, 2005 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Rules and Regulations of the Securities Act of 1933 (File Number 333-119217).

Note 2 - Earnings per share

The conversion to a stock form of ownership occurred on June 23, 2005. Earnings per share information is not presented as such amount for the period of June 23, 2005 through June 30, 2005 is not material.

Note 3 - Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is as follows:

                                                                                         Gross            Gross
                                                                                       Unrealized      Unrealized
                                                                       Fair Value        Gains           Losses
                                                                       ----------        -----           ------

June 30, 2005
-------------
     U.S. Agency securities                                           $   199,984     $       --       $      --
     State and municipal securities                                         3,194              3             (14)
     Mortgage-backed securities                                           183,800            559          (1,786)
     Collateralized mortgage obligations                                    1,669             28               -
     SBA-guaranteed loan participation certificates                         1,903              1              (6)
     Equity securities                                                     86,152          2,442            (250)
                                                                       ----------     ----------       ---------

                                                                      $   476,702     $    3,033       $  (2,056)
                                                                      ===========     ==========       =========

December 31, 2004
-----------------
     State and municipal securities                                   $     3,464     $        7       $     (13)
     Mortgage-backed securities                                           178,668            696          (1,660)
     Collateralized mortgage obligations                                    1,700             27              --
     SBA-guaranteed loan participation certificates                         1,941              1             (18)
     Equity securities                                                     82,320            235          (1,875)
                                                                       ----------     ----------       ---------

                                                                      $   268,093     $      966       $  (3,566)
                                                                      ===========     ==========       =========


Mortgage-backed securities and collateralized mortgage obligations consist of Freddie Mac, Fannie Mae and Ginnie Mae issues at June 30, 2005 and December 31, 2004. Equity securities consist primarily of Fannie Mae and Freddie Mac floating rate preferred stocks.

Interest income on securities is recognized under the interest method and includes amortization of purchase premium and discount. Gains and losses on sales of securities are based on the amortized cost of the security sold. Declines in the fair value of securities below their cost that are considered other-than-temporary impairments are reflected as realized losses. In determining if unrealized losses constitute other-than-temporary impairments, management considers all relevant factors, including: (1) the length of time and extent that fair value has been less than cost or adjusted cost, as applicable, (2) the projected value of the security in future periods, (3) the likelihood of a recovery of the carrying value of the security, (4) the financial condition and near term prospects of the issuer, and (5) the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

The Company evaluates its investment securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other-than-temporarily impaired.

We evaluated the unrealized losses on certain investments in state and municipal bonds, mortgage-backed securities and SBA guaranteed loan participation certificates, and concluded that they were attributable to increases in interest rates rather than credit quality or other issuer-specific factors. Since the Company has the ability and intent to hold these investments until a recovery occurs or the securities mature, and the carrying cost is projected to recover as market interest rates change, the unrealized losses on these investments were not considered other-than-temporary impairments.

The Company's impairment testing methodology includes a specific methodology for conducting impairment testing on marketable equity securities with dividends that adjust periodically based on market interest rate indices, such as the Fannie Mae and Freddie Mac floating rate preferred stocks included in equity securities. We initially determine the severity of the impairment and the continuous duration of the impairment (generally as well as the continuous duration of any impairment exceeding 5%). Using a valuation model, we then prepare a projection of the value of each security in future periods using current data and mean and median historical data as inputs for the forward yield curve and the volatility curve parameters, and for each security, its original, current and mid-point spread over the applicable risk-free benchmark since time of issuance. The projection results are used to assess the likelihood of a recovery of the carrying value of the security, using evaluation criteria that require greater evidence of a full recovery as the duration and, particularly, the severity of an impairment increase, and consideration of other evidence that is relevant to the issue of recovery. Acting on the premise that a write-down may be required, we consider the model results together with other relevant evidence and make a judgment as to whether the evidence favors a full recovery and whether the Company has the intent and ability to hold the security for the duration of the forecasted recovery period. In the absence of other relevant evidence, the model results will generally be controlling. If other relevant evidence exists, the model results will not necessarily be controlling and are weighed with other relevant evidence.

Impairment testing conducted during the second quarters of 2005 and 2004 resulted in the conclusion that unrealized losses that existed on certain of the floating rate preferred stocks did not constitute other-than-temporary impairments. Therefore the Company did not record an impairment charge for the six-month periods ended June 30, 2005 or 2004.

Note 4 - Loans Receivable

Loans that management has the intent and ability to hold until maturity or payoff are reported at the principal balance outstanding, net of the allowance for loan losses, premiums and discounts on loans purchased, and net deferred loan costs. Interest income on loans is recognized into income over the term of the loan based on the amount of principal outstanding.

Loans originated are identified as either held for sale or investment at or soon after origination and accounted for accordingly. Loans that have been classified as held for sale are recorded at the lower of aggregate cost or market value. The Company sells a portion of its mortgage loan production in the secondary market. The Company obtains sales commitments on certain of these loans immediately prior to making the origination commitment. Net unrealized losses are recognized by charges to income.

Premiums and discounts associated with loans purchased are amortized over the expected life of the loan using the level-yield method.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the contractual loan term, adjusted for prepayments. Interest income is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans receivable are as follows:

                                              June 30, 2005    December 31, 2004

One- to four-family residential real estate    $     364,355     $     363,097
Multi-family mortgage loans                          235,338           240,607
Nonresidential real estate                           257,532           269,581
Construction and land loans                           76,705            59,784
Commercial loans                                      78,485            71,821
Commercial leases                                     87,427            86,362
Consumer loans                                         2,391             2,755
Other loans (including municipal)                      5,754             6,044
                                               -------------     -------------

         Total loans                               1,107,987         1,100,051
Loans in process                                         604               824
Net deferred loan origination costs                    2,124             2,096
Allowance for loan losses                            (10,596)          (11,019)
                                               -------------     -------------

         Loans, net                            $   1,100,119     $   1,091,952
                                               =============     =============


Activity in the allowance for loan losses is as follows:

                                                           Six months ended June 30,
                                                             2005               2004
                                                             ----               ----

Beginning balance                                         $    11,019        $    12,034
Provision (credit) for loan losses                               (340)                --
Loans charged off                                                 (85)            (1,321)
Recoveries                                                          2                 28
                                                          -----------        -----------
Ending balance                                            $    10,596        $    10,741
                                                          ===========        ===========

Impaired loans are as follows:

                                                         June 30, 2005   December 31, 2004
                                                         -------------   -----------------

Loans with allocated allowance for loan losses            $     9,879       $     9,491

Loans with no allocated allowance for loan losses               4,997             7,575
                                                          -----------       -----------

Total                                                     $    14,876       $    17,066
                                                          ===========       ===========

Amount of the allowance for loan losses allocated         $     1,687       $     2,056

Interest income received on impaired loans was immaterial for the three- and six-month periods ended June 30, 2005 and 2004.

Nonperforming loans are as follows:

                                                      June 30, 2005        December 31, 2004
                                                      -------------        -----------------
Loans past due over 90 days still on accrual          $        --           $        --
Nonaccrual loans                                            6,873                 6,524

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, and other relevant factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers nonclassified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Loan commitments are considered in determining the provision for loan losses. The Company has not recorded any provision for losses on loan commitments since no losses were probable and reasonably estimable.

Note 5 - Deposits

Deposits are as follows:

                                       June 30, 2005    December 31, 2004
                                       -------------    -----------------

Non-interest-bearing demand              $  281,227        $  104,448
Interest-bearing NOW                        222,759           232,968
Money market                                210,251           205,933
Savings                                     130,761           132,009
Certificates of deposit                     385,947           440,338
                                         ----------        ----------
                                         $1,230,945        $1,115,696

Included in certificates of deposit are $12.4 million and $23.9 million of brokered deposits at June 30, 2005 and December 31, 2004, respectively. All brokered deposits are over $100,000.


Interest expense on deposit accounts is summarized as follows for the periods indicated:

                                           Six months ended June 30,
                                             2005            2004
                                             ----            ----

     Interest-bearing NOW                 $     1,060     $      506
     Money market accounts                      2,642            900
     Savings                                      518            345
     Certificates of deposit                    5,444          4,443
                                          -----------     ----------

                                          $     9,664     $    6,194
                                          ===========     ==========

Note 6 - Employee Benefit Plans

Employee Stock Ownership Plan (ESOP). The Bank established an ESOP for its employees effective January 1, 2004. The ESOP covers all eligible employees of the Bank and its subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service. In connection with the conversion and reorganization, the ESOP borrowed $19.6 million from the Company and used the proceeds of the loan to purchase 1,957,300 common shares issued in the subscription offering at $10.00 per share. The Bank has committed to make discretionary contributions to the ESOP sufficient to service the loan over a period not to exceed 20 years. Expense related to the ESOP was $25,000 and $0 for the six months ended June 30, 2005 and 2004, respectively.


Note 7- Other Comprehensive Income (Loss)

Other comprehensive income (loss) components were as follows:

                                                           Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                       ---------------------------      ---------------------------
                                                          2005             2004            2005            2004
                                                       ----------       ----------      ----------       ----------

  Net Income                                           $    2,821       $    1,507      $    4,457       $    2,407
  Change in other comprehensive income
     (loss) of tax effects                                   (329)             496           2,156           (3,756)
                                                       ----------       ----------      ----------       ----------
  Total comprehensive income (loss)                    $    2,492       $    2,003      $    6,613       $   (1,349)
                                                       ==========       ==========      ==========     =============

Note 8 - New Accounting Standards

The Financial Accounting Standards Board issued Statement 123R, "Share-Based Payment," that would be effective for all employee awards granted, modified, or settled after January 1, 2006 for calendar year-end companies. As of the effective date, compensation expense related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value as calculated under the original provisions of Statement 123. Adoption of this standard could materially impact the amount of compensation and benefits expense incurred for future financial statements reporting if the Company has a stock award program in place after the proposed statement becomes effective.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

This report, in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere contains, and other periodic reports and press releases of the Company may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors that could have a material adverse effect on operations and could affect management's outlook or future prospects of the Company and its subsidiaries include, but are not limited to, higher than expected overhead, infrastructure and compliance costs, changes in market interest rates or further flattening of the yield curve, less than anticipated balance sheet growth, demand for loan products, unanticipated changes in secondary mortgage market conditions, deposit flows, competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, deteriorating economic conditions that could result in increased delinquencies in the Company's loan portfolio, the quality or composition of the Company's loan or investment portfolios, demand for financial services and multi-family, commercial and residential real estate loans in the Company's market area, the possible short-term dilutive effect of potential acquisitions or de novo branches, if any, changes in accounting principles, policies and guidelines, and future adverse developments concerning Freddie Mac or Fannie Mae. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion included in the Company's Prospectus as filed on April 29, 2005 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Rules and Regulations of the Securities Act of 1933 (File Number 333-119217).

Overview

         Our mutual to stock conversion was consummated on June 23, 2005. The net proceeds of the subscription offering totaled $220.7 million, excluding the $19.6 million in stock purchased by our ESOP. We issued subscription order refunds, including interest, totaling $192.5 million prior to June 30, 2005, of which $167.1 million was refunded through the issuance of refund checks and $25.4 million was refunded through releases of deposit account holds. The funds needed to pay the subscription order refund checks were on deposit with the Bank in a refund checking account at June 30, 2005.

         Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, NOW accounts, money market accounts, time deposits and Federal Home Loan Bank borrowings. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of fees and service charges, income from the sale of annuities and insurance and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing, professional fees, advertising and other administrative expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

         Net income increased $2.1 million, or 85.2%, to $4.5 million for the six months ended June 30, 2005 from $2.4 million for the six-month period ended June 30, 2004. Interest income increased $6.1 million, or 19.1%, to $38.1 million for the six months ended June 30, 2005, from $32.0 million for the six months ended June 30, 2004. The increase in interest income resulted primarily from a $3.9 million increase in interest income on loans. Interest expense increased $2.9 million, or 24.8%, to $14.4 million for the six months ended June 30, 2005, from $11.6 million for the six months ended June 30, 2004. The increase resulted from an increase in interest expense on deposit accounts. Interest income and interest expense each reflected the transitory impact of refundable subscription order receipts. Noninterest income decreased $425,000, 9.9%, to $3.9 million for the six months ended June 30, 2005, from $4.3 million for the same period in 2004. Noninterest expense was $21.3 million for the six months ended June 30, 2005, an improvement of $68,000, or 0.3%, compared to noninterest expense of $21.4 million for the six months ended June 30, 2004.

         The following tables summarize the major components of the changes in our balance sheet and income statement at and for the six month periods ended June 30, 2005 and 2004.

                                                                  December 31,       Percent
                                             June 30, 2005            2004            Change
                                             -------------       -------------    -------------
                                                         (Dollars in thousands)
Selected Financial Condition Data:

Total assets.........................        $   1,786,723       $  1,492,782         19.7%
Loans receivable, net................            1,100,119          1,091,952          0.7%
Deposits.............................            1,230,945          1,115,696         10.3%
Stockholder's equity.................              322,180             94,888        239.5%

                                       For the six months
                                          ended June 30,
                                        ------------------     Percent
                                        2005          2004     Change
                                        ----          ----     ------
                                          (Dollars in thousands)
Selected Operating Data:

Interest income ..................   $ 38,097    $ 31,980      19.1%
Interest expense .................     14,411      11,550      24.8%
                                     --------    --------
   Net interest income ...........     23,686      20,430      15.9%
Provision (credit) for loan losses       (340)         --     100.0%
                                     --------    --------
Net interest income after
  provision for loan losses ......     24,026      20,430      17.6%
Noninterest income ...............      3,887       4,312      (9.9%)
Noninterest expense ..............     21,305      21,373      (0.3%)
                                     --------    --------
Income before income taxes .......      6,608       3,369      96.1%
Provision for income taxes .......      2,151         962     123.6%
                                     --------    --------
   Net income ....................   $  4,457    $  2,407      85.2%
                                     ========    ========


Selected Financial Highlights

                                                         Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                          2005          2004           2005          2004
                                                          ----          ----           ----          ----
               Selected  Financial  Ratios and Other
               Data:

               Performance Ratios:
               Return on assets (ratio of net income
                  to average total assets) (1)               0.68%         0.41%         0.57%         0.33%
               Return on equity (ratio of net income
                  to average equity) (1)                     9.12          6.46          8.16          5.15
               Net interest rate spread (1) (2)              2.96          2.92          2.98          2.81
               Net interest margin (1)(3)                    3.18          3.09          3.19          2.98
               Average equity to average assets              7.45          6.42          6.93          6.42
               Efficiency ratio (4)                         72.87         82.91         77.27         86.38
               Noninterest expense to average total
                  assets (1)                                 2.55          2.90          2.70          2.93
               Average interest-earning assets to
                  average interest-bearing
                  liabilities                              111.42        110.80        110.87        110.31

                                                                       At December 31,
                                                   At June 30,2005           2004
                                                   ---------------     ---------------
Selected Financial Ratios and Other Data:
Asset Quality Ratios:
Nonperforming assets to total assets                     0.38%              0.44%
Nonperforming loans to total loans                       0.61               0.59
Allowance  for loan  losses to  nonperforming
   loans                                               154.17             168.90
Allowance for loan losses to total loans                 0.96               1.00

Capital Ratios:
Equity to total assets at end of period                 18.03%              6.36%
Tier 1 leverage ratio (Bank only)                       12.05               7.12

Other Data:
Number of full service offices                             16                 16

(1)      Ratios are annualized.
(2) The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3) The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4) The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

         Total assets increased $293.9 million, or 19.7%, to $1.787 billion at June 30, 2005, from $1.493 billion at December 31, 2004. Cash and cash equivalents and securities available for sale increased $86.3 million and $208.6 million, respectively, to $87.7 million and $476.7 million at June 30, 2005, from $1.4 million and $268.1 million at December 31, 2004, respectively. These increases were primarily the result of payments that were submitted with subscription orders for the 24,466,250 shares of common stock that we sold in the subscription offering. We received subscription orders for 43.6 million shares, totaling $436.8 million. Of this amount, $72.9 million represented holds placed on existing deposit accounts, and $344.3 million represented the proceeds of checks and other subscription order payments. Because the subscription offering was over-subscribed, we issued subscription order refunds, including interest, totaling $192.5 million prior to June 30, 2005, of which $167.1 million was refunded through the issuance of refund checks and $25.4 million was refunded through releases of deposit account holds. The subscription order proceeds were maintained in an interest bearing account at the Bank until the completion of the subscription offering. Thereafter, funds representing the payment of subscription orders that were filled were paid to the Company, and the funds due to subscribers for unfilled subscription orders were placed in a refund checking account at the Bank upon which refund checks were drawn. At June 30, 2005, the refund checking account had a balance of $167.1 million, all of which represented issued but unpaid refund checks.

         Net loans receivable increased by $8.2 million, or 0.7%, to $1.100 billion at June 30, 2005, from $1.092 billion at December 31, 2004. Multi-family mortgage loans and non-residential real estate loans decreased $17.3 million, or 3.4%, primarily as a result of $39.3 million in loan principal pay-offs received during the first half of 2005. Construction loans increased $16.9 million during the first half of 2005, or 28.3%, due to increased originations and seasonal factors. Commercial loans and commercial leases increased $7.7 million in the aggregate, or 4.9%, reflecting our continued emphasis on originating commercial loans and leases and increasing line of credit usage by commercial borrowers.

         Securities available for sale increased $208.6 million, or 77.8%, to $476.7 million at June 30, 2005, from $268.1 million at December 31, 2004. The increase was primarily due to the investment of subscription order receipts in short-term U.S. government agency notes. Investments in short-term U.S. government agency notes totaled $200.0 million at June 30, 2005. During the first six months of 2005, we securitized $24.2 million of adjustable-rate, one- to four-family residential real estate loans. This increase in securities available for sale was partially offset by $18.9 million of principal repayments received on mortgage-backed securities. The fair value of our portfolio of Fannie Mae and Freddie Mac floating rate preferred stocks increased $3.8 million in the aggregate, or 4.9%, to $81.3 million at June 30, 2005, from $77.5 million at December 31, 2004, due to increases in the quoted market prices for certain of these securities.

         Cash and cash equivalents increased $84.5 million to $113.8 million at June 30, 2005, from $29.3 million at December 31, 2004. The increase was primarily due to proceeds of the subscription offering and funds that remained on deposit in the subscription order refund account at June 30, 2005.

         Other assets decreased by $3.0 million, or 20.5%, to $11.6 million at June 30, 2005, from $14.6 million at December 31, 2004. The decrease in other assets was partially due to a $1.4 million decrease in deferred tax assets that relates to the increase in the fair value of our portfolio of Fannie Mae and Freddie Mac floating rate preferred stocks, and the elimination of approximately $800,000 in deferred expenses relating to the subscription offering through the netting of these expenses against the gross proceeds of the subscription offering.

         Deposits increased $115.2 million, or 10.3%, to $1.231 billion at June 30, 2005, from $1.116 billion at December 31, 2004. Deposits at June 30, 2005, included $167.1 million in funds on deposit in the subscription order refund account. We anticipate that the balance in this account will be immaterial by the end of the third quarter of 2005. Core deposits (savings, money market, noninterest bearing demand and NOW accounts), represented 68.7% of total deposits at June 30, 2005, compared to 60.5% of total deposits at December 31, 2004. Core deposits included $167.1 million funds on deposit in the subscription order refund account at June 30, 2005. Certificates of deposit decreased $54.4 million, or 12.4%, to $385.9 million at June 30, 2005, from $440.3 million at December 31, 2004, primarily due to maturing municipal, wholesale and brokered certificates of deposits that were not renewed. The decreases totaled $19.8 million, $6.1 million and $11.5 million, respectively, at June 30, 2005.

         Borrowings decreased $51.0 million, or 19.3%, to $213.8 million at June 30, 2005, from $264.7 million at December 31, 2004. We used $30 million of the net proceeds of the subscription offering to repay the indebtedness that we incurred when we acquired Success Bancshares in 2001 and subsequently redeemed $15 million in trust preferred securities that an affiliate of Success Bancshares had issued. The additional decrease in borrowings resulted from our repayment of maturing Federal Home Loan Bank borrowings with subscription offering proceeds.

         Total stockholders' equity increased $227.3 million to $322.2 million, compared to members' equity of $94.9 million at December 31, 2004. We completed our conversion from the mutual to the stock form of ownership on June 23, 2005. The net proceeds of the subscription offering totaled $240.3 million and are reflected as common stock and additional paid-in capital. Our ESOP borrowed $19.6 million from the Company and used the proceeds of the loan to purchase 1,957,300 shares issued in the subscription offering. The ESOP's unallocated shares are reflected as a reduction to equity at June 30, 2005. Retained earnings increased $4.5 million due to the Company's net income for the six months ended June 30, 2005. Total stockholders' equity at June 30, 2005, reflected an unrealized gain on securities available for sale of $589,000, net of tax, compared to an unrealized loss on securities available for sale of $1.6 million, net of tax, at December 31, 2004.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and June 30, 2004

         Net Income. We had net income of $2.8 million for the three months ended June 30, 2005, compared to net income of $1.5 million for the three months ended June 30, 2004. The increase in net income was primarily attributable to a $1.9 million, or 18.0%, increase in our net interest income.

         Interest Income. Interest income increased $4.1 million, or 25.7%, to $20.1 million for the three months ended June 30, 2005, from $16.0 million for the three months ended June 30, 2004. The increase in interest income reflected a 45 basis point improvement in the average yield on interest-earning assets to 5.11% from 4.66%, and a $199.7 million, or 14.6%, increase in total average interest-earning assets. The increase in average interest earning-assets reflected the investment of subscription order payments that we received throughout the quarter in short-term U.S. government agency notes. These short-term investments are also reflected in the average balances of securities available for sale during the second quarter of 2005, and subscription order receipts are also reflected in the average balances of interest-bearing deposits and demand deposits for the same period.

         Interest income from loans, the most significant portion of interest income, increased $2.1 million, or 15.6%, to $15.9 million for the three months ended June 30, 2005, from $13.7 million for the same period in 2004. The increase reflected earnings on a $10.9 million, or 1.0%, increase in the average balance of net loans receivable to $1.104 billion for the three months ended June 30, 2005, from $1.093 billion for the same period in 2004, and a 73 basis point increase in the average yield on loans to 5.75% for the three months ended June 30, 2005, from 5.02% for the three months ended June 30, 2004. The interest rates on construction and home equity loans are predominantly indexed to the prime rate. The quarterly yields on construction and home equity loans improved more than 100 basis points from June 2004 to June 2005 due to increases in the prime rate. Interest income from one- to four-family residential real estate loans increased $571,000, or 12.6%, to $5.1 million for the three months ended June 30, 2005, from $4.5 million for the three months ended June 30, 2004. Interest income from commercial loans and leases increased $514,000, or 25.5%, to $2.5 million for the three months ended June 30, 2005, from $2.0 million for the same period in 2004.

         Interest income from securities available for sale increased $1.6 million, or 86.5%, to $3.5 million for the three months ended June 30, 2005, from $1.9 million for the three months ended June 30, 2004. The average yield on securities available for sale increased 53 basis points to 3.58% from 3.05%, and the average outstanding balance of securities available for sale increased $143.0 million, or 58.7%, to $386.7 million, from $243.7 million for the three months ended June 30, 2004. The average outstanding balance of securities available for sale included the investment of subscription order receipts in short-term U.S. government agency notes.

         Interest income from interest-bearing deposits totaled $385,000 for the quarter ended June 30, 2005, compared to $20,000 the quarter ended June 30, 2004. The increase reflects a $44.5 million increase in the average outstanding balance of interest-bearing deposits, from $8.7 million for the second quarter of 2004 to $53.2 million for the second quarter of 2005. The current-year average balance of interest-bearing deposits and related interest income included subscription order receipts.

         Interest Expense. Interest expense increased $2.2 million, or 41.0%, to $7.6 million for the three months ended June 30, 2005, from $5.4 million for the three months ended June 30, 2004. The increase in the interest rate paid on average interest-bearing liabilities reflected an increase in the deposit interest rates paid to customers, and an increase in the average interest rates that we paid on our borrowings. The increase in interest expense reflected an overall increase of 41 basis points in the cost of average interest-bearing liabilities to 2.15% for the three months ended June 30, 2005, from 1.74% for the three months ended June 30, 2004.

         Interest expense on deposits increased $2.1 million, or 68.9%, to $5.2 million for the three months ended June 30, 2005, from $3.1 million for the same period in 2004. The increase in interest expense on deposits reflected a $185.4 million, or 19.0%, increase in average interest-bearing deposits to $1.161 billion for the three months ended June 30, 2005, from $975.7 million for the same period in 2004, due primarily to the deposit of subscription order receipts in money market and NOW accounts. The increase in interest expense on deposits also reflected a 53 basis point increase in the average rate paid on deposits to 1.79% for the three months ended June 30, 2005, from 1.26% for the three months ended June 30, 2004. Interest expense increased for all categories of our deposits due to increased average balances and increases in the interest rates paid to depositors. Interest expense on money market accounts increased $1.1 million, or 247.8%, reflecting an increase of $54.5 million in the average balance of money market account deposits to $217.5 million for the three months ended June 30, 2005, from $163.0 million for the three months ended June 30, 2004, and a 183 basis point increase in the rate paid on these accounts to 2.96% from 1.13%. We had $124.0 million in indexed money market accounts at June 30, 2005. The interest rates on indexed money market accounts increased due to increases in short-term market interest rates. The interest rates paid on certain NOW accounts, savings accounts and money market accounts were increased beginning in the third quarter of 2004 in response to increasing short-term market interest rates and anticipated increases in rates paid by our competitors. Rates on other selected money market products and certificates of deposit were also increased for competitive reasons.

         Interest expense on certificates of deposit increased $558,000, or 25.6%, reflecting an increase of 65 basis points to 2.65% for the three months ended June 30, 2005 from 2.00% for the same period in 2004. This increase was partially offset by a $23.2 million decrease in the average balance of certificates of deposit to $413.8 million for the three months ended June 30, 2005, from $437.1 million for the three months ended June 30, 2004 due primarily to maturing municipal, wholesale and brokered certificates of deposit that were not renewed.

         Interest expense on borrowings increased by $84,000, or 3.7%, to $2.4 million for the three months ended June 30, 2005, from $2.3 million for the same period in 2004. Interest expense for the quarter included a yield adjustment amortization expense of $175,000, pre-tax, relating to our restructuring of $170 million of Federal Home Loan Bank borrowings in July 2003. The yield adjustment amortization expense totaled $667,000, pre-tax, for the three months ended June 30, 2004. The amortization of the yield adjustment expense relating to the restructuring will be completed in July 2005.

Interest expense on borrowings also included interest on the $30 million of term debt we incurred in connection with our acquisition of Success Bancshares in 2001 and our subsequent redemption of $15 million in trust preferred securities that an affiliate of Success Bancshares had issued. Interest expense on our term debt totaled $361,000 for the three months ended June 30, 2005, which represented a $125,000, or 53.0%, increase over the $236,000 in interest expense on term debt for the same period in 2004. We repaid the term debt in full on June 24, 2005.

         Net Interest Income. Net interest income increased by $1.9 million, or 18.0%, to $12.5 million for the three months ended June 30, 2005, from $10.6 million for the three months ended June 30, 2004. The increase in net interest income reflected an improvement in our net interest rate spread to 2.96% for the three months ended June 30, 2005, from 2.92% for the three months ended June 30, 2004. Our net interest margin improved to 3.18% for the three months ended June 30, 2005, from 3.09% for the three months ended June 30, 2004. Net interest income for the three months ended June 30, 2005 included interest earned on the investment of subscription order receipts of including approximately $300,000 of net interest rate spread earned on $167.1 million in subscription order receipts that were being refunded to subscribers.

         Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain our allowance for loan losses at a level we consider necessary to absorb probable credit losses incurred in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower's ability to repay a loan, the levels of nonperforming and other classified loans, and other relevant factors. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available, or later events occur or circumstances change. We evaluate the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.

         Based on our evaluation of the above factors, we recorded a credit for loan losses of $264,000 for the three months ended June 30, 2005. We recorded no provision for loan losses for the three months ended June 30, 2004. The portion of the allowance for loan losses allocated to impaired loans decreased $234,000 to $1.7 million at June 30, 2005, compared to $1.9 million at March 31, 2005. Recoveries of specific reserves totaled $311,000 due to the full repayment of three loans, increases in the value of existing collateral and the receipt of supplemental collateral securing certain other classified loans. The additional collateral included marketable securities, home equity and other personal assets. Because the collateral for certain classified loans includes marketable securities, fluctuations in the specific reserves attributable to these loans should be expected to occur in the future due to possible changes in the market value of these securities, and declines in market value could result future provisions for additional specific reserves. The recoveries of specific reserves were partially offset by a $57,000 increase in the specific reserve on a loan to a nursing home operator. Non-performing loans increased $697,000 to $6.9 million at June 30, 2005 from $6.2 million at March 31, 2005. The largest addition to non-performing loans was a $2.0 million loan secured by real estate that is currently leased to the operator of a nursing home facility. A restructuring of this loan is presently being negotiated. If the negotiations are successfully concluded, the borrower would sell the facility to an unrelated entity that is currently managing the facility, and the unrelated entity would execute a new note in favor of the Bank for the principal amount of the existing note. There can be no assurance that the restructuring will be consummated. We placed this loan on non-accrual status during the second quarter of 2005 pending the outcome of the restructuring; we had previously established an appropriate specific loan loss reserve for this loan in prior periods pursuant to FASB Statement No. 114. Our allowance for loan losses totaled $10.6 million, or 0.96%, of total loans at June 30, 2005, compared to $10.9 million, or 1.00%, of total loans at March 31, 2005. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 154.17% of non-performing loans at June 30, 2005, and 177.15% of non-performing loans at March 31, 2005.

         To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

         Noninterest Income. Our noninterest income decreased $130,000, or 6.0%, to $2.0 million for the three months ended June 30, 2005, from $2.2 million for the same period in 2004. The decrease was attributable to several factors, including the absence of gains on the sale of securities during the current year and a mortgage servicing rights impairment charge. These decreases were partially offset by a $182,000, or 13.9%, improvement in noninterest income from fees and service charges, primarily due to fees and service charges relating to overdraft activity on deposit accounts. We recorded a $160,000 mortgage servicing rights impairment charge during the current quarter, compared to a recovery of mortgage servicing rights valuation reserve in the amount of $359,000 for the quarter ended June 30, 2004. We had no gain on the sale of securities for the quarter ended June 30, 2005, compared to a gain of $161,000 for the quarter ended June 30, 2004. Our gain on the sale of loans was $46,000 for the quarter ended June 30, 2005, compared to a loss of $30,000 for the same period in 2004. Current quarter loan sales reflect $4.6 million of loan sale proceeds, compared to $18.3 million of loan sale proceeds for the same period in 2004.

         Noninterest Expense. Our noninterest expense remained constant at $10.6 million for the three months ended June 30, 2005, and June 30, 2004. Total non-interest expense included $6.6 million in compensation and benefits expense for the quarter ended June 30, 2005, compared to $6.4 million in compensation and benefits expense for the same period in 2004. Current quarter compensation expense included a $25,000 expense relating to the ESOP.

         Income Tax Expense. We recorded income tax expense of $1.4 million for the three months ended June 30, 2005, compared to $671,000 for the three months ended June 30, 2004. The effective tax rates for the three-month periods ended June 30, 2005 and 2004 were 32.9% and 30.8%, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2005 and June 30, 2004

         Net Income. We had net income of $4.5 million for the six months ended June 30, 2005, compared to net income of $2.4 million for the six months ended June 30, 2004. The increase in net income was primarily attributable to a $3.3 million, or 15.9%, increase in our net interest income.

         Interest Income. Interest income increased $6.1 million, or 19.1%, to $38.1 million for the six months ended June 30, 2005, from $32.0 million for the six months ended June 30, 2004. The increase in interest income reflected a 46 basis point improvement in the average yield on interest-earning assets to 5.12% from 4.67%, and a $115.8 million, or 8.5%, increase in total average interest-earning assets. The increase in average interest earning assets reflected the investment of subscription order payments that we received throughout the quarter into short-term U.S. government agency notes. These short-term investments are reflected in the average balances of securities available for sale, and subscription order receipts are also reflected in the average balances of interest-bearing deposits and demand deposits during the six month periods ended June 30, 2005 and 2004.

         Interest income from loans increased $3.9 million, or 14.4%, to $31.3 million for the six months ended June 30, 2005, from $27.3 million for the same period in 2004. The increase reflected a $16.8 million, or 1.5%, increase in the average balance of net loans receivable to $1.104 billion for the six months ended June 30, 2005, from $1.088 billion for the same period in 2004, and a 64 basis point increase in the average yield on loans to 5.66% for the six months ended June 30, 2005, compared to 5.03% for the six months ended June 30, 2004. Interest income from one- to four-family residential real estate increased $1.1 million, or 11.8%, to $10.0 million for the six months ended June 30, 2005, from $9.0 million for the six months ended June 30, 2004. Interest income from commercial loans and leases increased $1.2 million, or 29.5%, to $5.1 million for the six months ended June 30, 2005, from $3.9 million for the same period in 2004.

         Interest income from securities available for sale increased $1.9 million, or 48.6%, to $5.8 million for the six months ended June 30, 2005, compared to $3.9 million for the six months ended June 30, 2004. The average yield on securities available for sale increased 38 basis points to 3.49% from 3.11%, and the average outstanding balance of securities available for sale increased $80.4 million, or 32.3%, to $329.4 million for the six months ended June 30, 2005, from $248.9 million for the six months ended June 30, 2004. The average outstanding balance of securities available for sale included the investment of subscription order receipts in short-term U.S. government agency notes.

         Interest income from interest-bearing deposits totaled $401,000 for the six months ended June 30, 2005, compared to $52,000 the six months ended June 30, 2004. The increase reflects the increase in the average outstanding balance of $17.3 million, to $28.4 million for the first six months of 2005, compared to $11.2 million for the 2004 period. The current-year average balance of interest-bearing deposits and related interest income includes subscription order receipts.

         Interest Expense. Interest expense increased $2.9 million, or 24.8%, to $14.4 million for the six months ended June 30, 2005, from $11.6 million for the six months ended June 30, 2004. The increase in the interest rate paid on average interest-bearing liabilities reflected an increase in the deposit rates paid to depositors, which was offset by a decrease in the average interest rates that we paid on our borrowings. The increase in interest expense reflected a 29 basis point increase in the rate paid on average interest-bearing liabilities to 2.15% for the six months ended June 30, 2005, from 1.86% for the six months ended June 30, 2004.

         Interest expense on deposits increased $3.5 million, or 56.0%, to $9.7 million for the six months ended June 30, 2005, from $6.2 million for the same period in 2004. The increase in interest expense on deposits reflected a $102.1 million, or 10.4%, increase in average interest-bearing deposits to $1.081 billion for the six months ended June 30, 2005, from $979.3 million for the same period in 2004, due primarily to the deposit of subscription order receipts maintained on deposit with the Bank. The increase in interest expense on deposits also reflected a 52 basis point increase in the average rate paid on deposits to 1.79% for the six months ended June 30, 2005, from 1.27% for the six months ended June 30, 2004. Average NOW account deposits of $310.0 million for the six months ended June 30, 2005 included subscription order receipts.

         Interest expense increased for all categories of our deposits. Interest expense on money market accounts increased $1.7 million, reflecting an increase of $48.7 million in the average balance of money market accounts deposits to $211.5 million for the six months ended June 30, 2005, from $162.8 million for the six months ended June 30, 2004, and a 139 basis point increase in the interest rate paid on these accounts to 2.50% from 1.11%. Interest expense on certificates of deposit increased $999,000, or 22.5%, reflecting a 55 basis point increase in the interest rate paid on these accounts to 2.56% from 2.00%. This increase was partially offset by an $18.0 million decrease in the average balance of certificates of deposit to $425.3 million for the six months ended June 30, 2005, from $443.3 million for the six months ended June 30, 2004, primarily due to maturing municipal, wholesale and brokered certificates of deposits that were not renewed.

         Interest expense on borrowings decreased by $609,000, or 11.4%, to $4.7 million for the six months ended June 30, 2005, from $5.4 million for the same period in 2004. The decrease in interest expense on borrowings was due in part to a lower yield adjustment amortization expense relating to our restructuring of $170 million in Federal Home Loan Bank borrowings in July 2003. The yield adjustment amortization expense totaled $349,000, pre-tax, for the six months ended June 30, 2005, compared to $2.1 million, pre-tax, for the six months ended June 30, 2004. The amortization of the yield adjustment expense relating to the restructuring will be completed in July 2005. In addition to the decreased yield adjustment amortization expense, average borrowings decreased $3.9 million, or 1.5%. These factors were partially offset by an increase in interest expense on the $30 million of term debt we incurred in connection with our acquisition of Success Bancshares, Inc. in 2001 and the subsequent redemption of $15 million in trust preferred securities that an affiliate of Success Bancshares had issued. Interest expense on our term debt totaled $703,000 for the six months ended June 30, 2005, a $218,000, or 45.0%, increase over the $475,000 in interest expense on term debt for the same period in 2004. We repaid the term debt in full on June 24, 2005.

         Net Interest Income. Net interest income increased by $3.3 million, or 15.9% to $23.7 million for the six months ended June 30, 2005, from $20.4 million for the six months ended June 30, 2004. The increase in net interest income reflected an improvement in our net interest rate spread to 2.98% for the six months ended June 30, 2005, from 2.81% for the six months ended June 30, 2004. Our net interest margin improved to 3.19% for the six months ended June 30, 2005, from 2.98% for the six months ended June 30, 2004. Net interest income for the six months ended June 30, 2005 included interest earned on the investment of subscription order receipts, including approximately $300,000 of net interest rate spread earned on $167.1 million in subscription orders receipts that are in the process of being refunded to subscribers.

         Provision for Loan Losses We recorded a credit for loan losses of $340,000 for the six months ended June 30, 2005. We recorded no provision for loan losses for the six months ended June 30, 2004. The portion of the allowance for loan losses allocated to impaired loans decreased $369,000 to $1.7 million at June 30, 2005, compared to $2.1 million at December 31, 2004. Recoveries of the specific reserves totaled $457,000 due to the full repayment of three loans, principal reductions on several loans, increases in the value of existing collateral and the receipt of supplemental collateral securing certain other classified loans. The additional collateral included marketable securities, home equity and other personal assets. The recoveries of specific reserves were partially offset by a $57,000 increase in the specific reserve on a loan to a nursing home operator. Non-performing loans increased $349,000 to $6.9 million at June 30, 2005, from $6.5 million at December 31, 2004. The most notable addition to non-performing loans was a $2.0 million loan secured by real estate that is currently leased to the operator of a nursing home facility. A restructuring of this loan is presently being negotiated. If the negotiations are successfully concluded, the borrower would sell the facility to an unrelated entity that is currently managing the facility, and the unrelated entity would execute a new note in favor of the Bank for the principal amount of the existing note. There can be no assurance that the restructuring will be consummated. We placed this loan on non-accrual status during the second quarter of 2005 pending the outcome of the restructuring; we had previously established an appropriate specific loan loss reserve for this loan in prior periods pursuant to FASB Statement No. 114. Our allowance for loan losses totaled $10.6 million, or 0.96%, of total loans at June 30, 2005, compared to $11.0 million, or 1.00%, of total loans at December 31, 2004. We used the same general methodology in evaluating the allowance at both dates. Our allowance for loan losses represented 154.17% of our non-performing loans at June 30, 2005, and 168.90% of our non-performing loans at December 31, 2004.

         To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

         Noninterest Income. Our noninterest income decreased $425,000, 9.9%, to $3.9 million for the six months ended June 30, 2005, from $4.3 million for the same period in 2004. The decrease is attributed to several factors, including decreases in commissions from insurance and annuities sales, decreased gains on loan and investment sales, and reduced income from real estate owned operations. These decreases were partially offset by a $192,000, or 7.4%, improvement in fee income, primarily due to fees and service charges relating to overdraft activity on deposit accounts, which increased $249,000, or 67.0%, to $622,000 for the six months ended June 30, 2005, compared to $372,000 for the same period 2004. Our gain on sales of loans decreased $29,000, or 18.4%, to $129,000 for the six months ended June 30, 2005, from $158,000 for the same period in 2004. Current year-to-date loan sales reflect $12.4 million of loan sale proceeds, compared to $34.2 million of loan sale proceeds for the six months ended June 30, 2004. We had no gains on the sale of securities for the first six months of 2005, compared to a gain of $419,000 for the same period in 2004. Amortization of mortgage servicing rights decreased $180,000, or 34.9% to $335,000 for the six months ended June 30, 2005, compared to $515,000 for the same six-month period in 2004. The improvement in mortgage servicing rights amortization expense was offset by a mortgage servicing rights impairment charge of $118,000 taken for the six months ended June 30, 2005, compared to a mortgage servicing rights valuation reserve recovery of $208,000 recorded for the six months ended June 2004. Declining medium-term interest rates in the first half of 2005 led to rising prepayment rates, which resulted in the decline in the valuation of our mortgage servicing rights.

         Noninterest Expense. Our noninterest expense was $21.3 million for the six months ended June 30, 2005, an improvement of $68,000, or 0.3%, compared to noninterest expense of $21.4 million for the six months ended June 30, 2004. Improvements in expenses for office occupancy, information technology, supplies, telephone, and postage were partially offset by a $268,000, or 2.0%, increase in compensation expense. Total compensation and benefits expense totaled $13.5 million for the six-month period ended June 30, 2005, compared to $13.2 million in compensation and benefits expense for the same period in 2004.

         Income Tax Expense. We recorded income tax expense of $2.2 million for the six months ended June 30, 2005, compared to $962,000 for the six months ended June 30, 2004. The effective tax rates for the six-month periods ended June 30, 2005 and 2004 were 32.6% and 28.6%, respectively.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis. The table below sets forth, as of June 30, 2005, the estimated changes in the Bank's NPV and net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Given the historically low level of market interest rates, we did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 200 basis points.

                                        NPV                                    Net Interest Income
                     --------------------------------------------  ------------------------------------------
                                                                                     Increase (Decrease) in
   Change in                            Estimated Increase                          Estimated Net Interest
 Interest Rates                          (Decrease) in NPV           Estimated                Income
   (basis          Estimated      ------------------------------   Net Interest   -----------------------------
   points)            NPV            Amount            Percent         Income        Amount            Percent
   -------        -----------     ------------      ------------   ------------   -----------       -----------
                                             (Dollars in thousands)

    +300          $   271,707     $    (2,060)         (0.8)%      $   55,633     $     2,627           5.0%
    +200              274,375             608           0.2            55,353           2,347           4.4
    +100              275,599           1,832           0.7            54,603           1,597           3.0
       0              273,767              --            --            53,006              --            --
    -100              272,708          (1,059)         (0.4)           50,987          (2,019)         (3.8)
    -200              267,325          (6,442)         (2.4)           48,660          (4,346)         (8.2)


The table set forth above indicates that at June 30, 2005, in the event of an immediate 100 basis point decrease in interest rates, we would be expected to experience a 0.39% decrease in NPV and a $2.0 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, we would be expected to experience a 0.22% increase in NPV and a $2.3 million increase in net interest income. This data reflects the transitory impact of refundable subscription order receipts, or any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income requires that we make certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

The NPV and
net interest income table presented above assumes that the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors. The data reflects the transitory impact of refundable subscription order receipts. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4.           CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, the Company's management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. That evaluation did not identify any changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II


ITEM 1.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party other than ordinary course, routine litigation incidental to their respective businesses.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the plan of conversion and reorganization, the Company registered for offer and sale 24,466,250 shares of common stock, par value $0.01 per share, on a Registration Statement on Form S-1 (File Number 333-119217). The registration statement was declared effective on April 15, 2005. In accordance with the plan of conversion and reorganization and pursuant to the registration statement, the shares of common stock were offered to eligible depositors and borrowers of the Bank, the Bank's employee stock ownership plan and members of the general public. Sandler O'Neill & Partners, L.P., was engaged to assist in the marketing of the common stock. For their services, Sandler O'Neill & Partners, L.P. received a fee of 0.90% of the dollar amount of shares of common stock sold in the offering, other than shares purchased by our tax-qualified employee benefit plans and officers, directors and employees or their immediate families, for which no fee was paid. In addition, Sandler O'Neill & Partners, L.P. was reimbursed for expenses, including attorney fees.

The stock offering, which commenced on April 25, 2005, was completed on June 23, 2005. The stock offering resulted in gross proceeds of $244.7 million, with the sale of 24,466,250 shares at a price of $10.00 per share. Expenses related to the offering were approximately $4.4 million, including the expenses paid to Sandler O'Neill & Partners, L.P. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $220.7 million.

$119.6 million of the net proceeds of the offering were retained by the Company and $120.6 million were contributed to the Bank. The Company used $30.0 million of its portion of the net proceeds to repay term debt, and lent $19.6 million to the Bank's Employee Stock Ownership Plan to enable it to purchase 1,957,300 shares of common stock in the offering. The remainder of the net proceeds have been invested in U.S. government agency securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the "Index to Exhibits" immediately following the Signatures.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                BANKFINANCIAL CORPORATION
                                (Registrant)


Date: August 5, 2005
                                /s/ F. Morgan Gasior
                                ------------------------------------------------
                                F. Morgan Gasior
                                Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)



                                /s/   Paul A. Cloutier
                                ------------------------------------------------
                                Paul A. Cloutier
                                Executive Vice President and Chief Financial
                                Officer (Principal Financial Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number            Description

31.1 Certification of F. Morgan Gasior, Chairman of the Board, Chief Executive Officer and President, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2 Certification of Paul A. Cloutier, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1 Certification of F. Morgan Gasior, Chairman of the Board, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Paul A. Cloutier, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.