Form 10-Q
period 2005-09-30
BankFinancial CORP
filed 2005-11-14
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 0-51331

BANKFINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	75-3199276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15W060 North Frontage Road, Burr Ridge, Illinois	60527
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (630) 242-7700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the Issuer’s class of common stock as of the latest practicable date.

24,466,250 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 3, 2005.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

ITEM 1. FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data) – (Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash and due from other financial institutions	$28,016	$27,867
Interest-bearing deposits in other financial institutions	54,373	1,431

Cash and cash equivalents	82,389	29,298
Securities available-for-sale, at fair value	258,981	268,093
Loans held-for-sale	523	5,531
Loans receivable, net of allowance for loan losses:
September 30, 2005, $10,931; and December 31, 2004, $11,019	1,135,709	1,091,952
Stock in Federal Home Loan Bank, at cost	25,197	24,226
Premises and equipment, net	32,810	32,954
Accrued interest receivable	6,170	5,420
Goodwill	10,865	10,865
Core deposit intangible	8,653	9,882
Other assets	11,783	14,561

Total assets	$1,573,080	$1,492,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	1,044,242	1,115,696
Borrowings	181,252	264,742
Advance payments by borrowers taxes and insurance	10,844	7,074
Accrued interest payable and other liabilities	11,416	10,382

Total liabilities	1,247,754	1,397,894

Commitments and contingent liabilities

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 24,466,250 shares issued and outstanding, at September 30, 2005, none issued and outstanding at December 31, 2004	245	—
Additional paid-in capital	240,123	—
Retained earnings	104,609	96,455
Unearned Employee Stock Ownership Plan shares	(19,319)	—
Accumulated other comprehensive loss	(332)	(1,567)

Total stockholders’ equity	325,326	94,888

Total liabilities and stockholders’ equity	$1,573,080	$1,492,782

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data) - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest and dividend income
Loans, including fees	$16,950	$14,307	$48,231	$41,649
Securities	3,229	2,033	8,981	5,905
Other	538	379	1,600	1,145

Total interest income	20,717	16,719	58,812	48,699

Interest expense
Deposits	5,084	3,771	14,746	9,965
Borrowings	1,755	1,922	6,502	7,278

Total interest expense	6,839	5,693	21,248	17,243

Net interest income	13,878	11,026	37,564	31,456

Provision (credit) for loan losses	334	(212)	(6)	(212)

Net interest income after provision (credit) for loan losses	13,544	11,238	37,570	31,668

Noninterest income
Fees and service charges	1,623	1,434	4,393	4,012
Insurance commissions and annuities income	265	181	606	561
Gain on sale of loans	50	58	179	216
Gain on sale of securities	—	—	—	419
Loan servicing fees	257	263	782	722
Amortization and impairment of servicing assets	(73)	(208)	(526)	(515)
Operations of real estate owned	(1)	405	4	487
Other	413	219	983	762

Total noninterest income	2,534	2,352	6,421	6,664

Noninterest expense
Compensation and benefits	7,335	6,261	20,829	19,487
Office occupancy and equipment	1,275	1,213	3,681	3,806
Advertising and public relations	177	195	625	641
Data processing	777	632	2,153	2,047
Supplies, telephone, and postage	490	449	1,433	1,475
Amortization of intangibles	410	426	1,229	1,279
Loss on impairment of securities available for sale	—	5,500	—	5,500
Other	927	929	2,746	2,743

Total noninterest expense	11,391	15,605	32,696	36,978

Income (loss) before income taxes	4,687	(2,015)	11,295	1,354
Income tax expense (benefit)	990	(969)	3,141	(7)

Net income (loss)	$3,697	$(1,046)	$8,154	$1,361

Earnings per Basic and Diluted Share	$0.16	N.M.	$0.16	N.M.

N.M. = Not Meaningful

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands) - (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at December 31, 2003	$—	$—	$94,998	$—	$1,689	$96,687
Comprehensive income
Net income	—	—	1,361	—	—	1,361	$1,361
Change in other comprehensive income (loss), net of tax effects	—	—	—	—	(4,004)	(4,004)	(4,004)

Total comprehensive income (loss)							$(2,643)

Balance at September 30, 2004	$—	$—	$96,359	$—	$(2,315)	$94,044

Balance at December 31, 2004	$—	$—	$96,455	$—	$(1,567)	$94,888
Comprehensive income
Net income	—	—	8,154	—	—	8,154	$8,154
Change in other comprehensive income (loss), net of tax effects	—	—	—	—	1,235	1,235	1,235

Total comprehensive income							$9,389

Net proceeds from common stock issued	245	240,007	—	(19,573)	—	220,679
ESOP shares earned	—	116	—	254	—	370

Balance at September 30, 2005	$245	$240,123	$104,609	$(19,319)	$(332)	$325,326

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) - (Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$8,154	$1,361
Adjustments to reconcile to net income to net cash from operating activities
Credit for loan losses	(6)	(212)
ESOP shares earned	370	—
Depreciation and amortization	2,658	2,644
Net gain on sale of securities	—	(419)
Net change in premiums and discounts	277	186
Amortization of premium on early extinguishment of debt	388	2,324
Amortization of core deposit and other intangible assets	1,385	2,316
Impairment of securities available-for-sale	—	5,500
Amortization and impairment of servicing assets	526	515
Net change in net deferred loan origination costs	(259)	(340)
Net gain on sale of real estate owned	—	(542)
Net gain on sale of loans	(179)	(216)
Loans originated for sale	(13,569)	(39,658)
Proceeds from sale of loans	18,756	39,738
Federal Home Loan Bank of Chicago stock dividends	(971)	(1,062)
Net change in:
Deferred income tax	189	(171)
Accrued interest receivable	(750)	(2)
Other assets	426	460
Accrued interest payable and other liabilities	1,034	1,837

Net cash from operating activities	18,429	14,259

Cash flows from investing activities
Securities available-for-sale
Proceeds from sales	—	10,551
Proceeds from maturities	9,946,874	345
Proceeds from principal repayments	34,974	35,846
Purchase of securities	(9,946,609)	(1,510)
Loans receivable
Principal payments on loans receivable	327,997	345,034
Purchases	(76,529)	(87,091)
Originated for investment	(319,472)	(328,837)
Proceeds from sale of real estate owned	—	2,733
Purchase of premises and equipment, net	(1,690)	(1,505)

Net cash from investing activities	(34,455)	(24,434)

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands) - (Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from financing activities
Net change in deposits	(71,454)	51,180
Net change in advance payments by borrowers for taxes and insurance	3,770	3,122
Net change in borrowings	(83,878)	(41,089)
Net proceeds from sale of common stock	220,679	—

Net cash from financing activities	69,117	13,213

Net change in cash and cash equivalents	53,091	3,038

Beginning cash and cash equivalents	29,298	28,630

Ending cash and cash equivalents	$82,389	$31,668

Supplemental disclosures:
Interest paid	$20,783	$15,058
Income taxes paid	2,710	—
Loans transferred to real estate owned	—	557
Loans securitized	24,213	60,369

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Note 1 – Basis of Presentation.

BankFinancial Corporation, a Maryland corporation organized in 2004, became the owner of all of the issued and outstanding capital stock of BankFinancial F.S.B. (the “Bank”) on June 23, 2005, upon the consummation of a plan of conversion and reorganization adopted by the predecessor holding companies for the Bank, BankFinancial MHC, Inc. (“BankFinancial MHC”) and BankFinancial Corporation, a federal corporation.

Pursuant to the plan of conversion and reorganization, BankFinancial MHC converted from the mutual form of ownership to the stock form of ownership through a series of transactions that terminated the separate corporate existences of BankFinancial MHC and BankFinancial Corporation, the federal corporation. BankFinancial Corporation, the Maryland corporation, then sold 24,466,250 shares of common stock in a subscription offering for $10.00 per share, and became the sole stockholder of the Bank. For a further discussion of BankFinancial Corporation, the Maryland corporation, and the operations of BankFinancial MHC, BankFinancial Corporation, the federal corporation, and the Bank for certain periods prior to the consummation of the conversion and reorganization, see the Company’s Prospectus as filed on April 29, 2005 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Rules and Regulations of the Securities Act of 1933 (File Number 333-119217).

BankFinancial Corporation, the Maryland corporation, did not engage in any business prior to the consummation of the conversion and reorganization on June 23, 2005. Consequently, the accompanying 2005 unaudited consolidated financial statements reflect the financial condition and operating results of BankFinancial MHC, Inc., BankFinancial Corporation, the federal corporation, and their subsidiaries until June 23, 2005, and of BankFinancial Corporation, the Maryland corporation, and its subsidiaries thereafter. The words “Company,” “we” and “our” are therefore intended to refer to BankFinancial MHC, BankFinancial Corporation, the federal corporation, and their subsidiaries, including the Bank, with respect to matters and time periods occurring on or before June 23, 2005, and to refer to BankFinancial Corporation, the Maryland corporation, and its subsidiaries, including the Bank, with respect to matters and time periods occurring thereafter.

The accompanying interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial MHC, Inc., BankFinancial Corporation, the federal corporation, BankFinancial Corporation, the Maryland corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BankFinancial Asset Recovery Corporation (collectively, “the Company”). All significant intercompany accounts and transactions have been eliminated.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three-month and nine-month periods ended September 30, 2005, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2005.

Certain information and note disclosures normally included in financial statements and prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to correspond with the current period presentations.

To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, loan servicing rights, impairment of securities and the fair value of investment securities and financial instruments are particularly subject to change.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

These unaudited consolidated financial statements should be read in conjunction with the Company’s Prospectus as filed on April 29, 2005 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Rules and Regulations of the Securities Act of 1933 (File Number 333-119217).

Note 2 – Earnings per share

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period. Therefore, earnings per share reported for the nine months ended September 30, 2005 reflects income only for the period during which shares were outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$3,697	$(1,046)	$8,154	$1,361
Less: net income before conversion	—	(1,046)	4,457	1,361

Net income available to common stockholders	$3,697	$—	$3,697	$—

Average common shares outstanding	24,466,250	—	24,466,250	—
Less: Unearned ESOP shares	(1,935,652)	—	(1,935,652)	—

Weighted average common shares outstanding	22,530,598	—	22,530,598	—

Basic earnings per share	$0.16	N.M.	$0.16	N.M.

Diluted earnings per share	$0.16	N.M.	$0.16	N.M.

N.M. - not meaningful

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Note 3 – Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 30, 2005
State and municipal securities	$3,194	3	(14)
Mortgage-backed securities	166,186	325	(2,997)
Collateralized mortgage obligations	1,655	27	—
SBA-guaranteed loan participation certificates	1,877	1	(6)
Equity securities	86,069	3,469	(1,360)

	$258,981	$3,825	$(4,377)

December 31, 2004
State and municipal securities	$3,464	$7	$(13)
Mortgage-backed securities	178,668	696	(1,660)
Collateralized mortgage obligations	1,700	27	—
SBA-guaranteed loan participation certificates	1,941	1	(18)
Equity securities	82,320	235	(1,875)

	$268,093	$966	$(3,566)

Mortgage-backed securities and collateralized mortgage obligations consist of Freddie Mac, Fannie Mae and Ginnie Mae issues. Equity securities consist primarily of Fannie Mae and Freddie Mac floating rate preferred stocks.

Interest income on securities is recognized under the interest method, and includes amortization of purchase premium and discount. Gains and losses on sales of securities are based on the amortized cost of the securities sold. Declines in the fair value of securities below their cost that are considered other-than-temporarily impaired are reflected as realized losses. In determining whether unrealized losses constitute other-than-temporary impairments, management considers all relevant factors, including: (1) the length of time and the extent that fair value has been less than cost or adjusted cost, as applicable, (2) the projected value of the security in future periods, (3) the likelihood of a recovery of the carrying value of the security, (4) the financial condition and near-term prospects of the issuer, and (5) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

The Company evaluates its investment securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other-than-temporarily impaired.

We evaluated the unrealized losses on certain investments in state and municipal bonds, mortgage-backed securities and SBA guaranteed loan participation certificates, and concluded that they were primarily attributable to increases in interest rates rather than credit quality or other issuer-specific factors. Since the Company has the ability and intent to hold these investments until a recovery occurs or the securities mature, and the carrying cost is projected to recover as market interest rates change, we did not consider the unrealized losses on these investments to be other-than-temporary impairments.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

We use financial modeling to conduct impairment testing on marketable equity securities with dividends that adjust periodically based on market interest rate indices, such as the Fannie Mae and Freddie Mac floating rate preferred stocks included in equity securities. We initially determine the severity of the impairment and the continuous duration of the impairment (generally, as well as the continuous duration of any impairment exceeding 5%). Using our valuation model, we then prepare a projection of the value of each security in future periods using current data and mean and median historical data as inputs for the model’s forward yield curve and volatility curve parameters, and for each security, its original, current and mid-point spread over the applicable risk-free benchmark since time of issuance. The projection results are used to assess the likelihood of a recovery of the carrying value of the security, using criteria that require greater evidence of a full recovery as the duration and, particularly, the severity of an impairment increase, and considering any other evidence that is relevant to the issue of recovery. Acting on the premise that a write-down may be required, we evaluate the model results together with other relevant evidence and make a judgment as to whether the evidence favors a full recovery, and whether the Company has the intent and ability to hold the security for the duration of the forecasted recovery period. In the absence of other relevant evidence, the model results will generally be controlling. If other relevant evidence exists, the model results will not necessarily be controlling, and are weighed with the other relevant evidence.

We conducted impairment testing during each quarter of 2005 and concluded that unrealized losses that existed on certain of our Fannie Mae and Freddie Mac floating rate preferred stocks did not constitute other-than-temporary impairments. We therefore did not record an impairment loss for the three- or nine-month period ended September 30, 2005. The nine-month period ended September 30, 2004, included a $5.5 million impairment loss, pre-tax, that we recorded for unrealized losses that existed at the end of such period with respect to our holdings in a Freddie Mac floating rate preferred stock issue.

Note 4 – Loans Receivable

Loans that management has the intent and ability to hold until maturity or payment in full are reported at the aggregate principal balance outstanding, net of the allowance for loan losses, premiums and discounts on loans purchased, and net deferred loan costs. Interest income on loans is recognized into income over the term of the loan based on the amount of principal outstanding.

Loans originated are identified as either held for sale or held for investment and accounted for accordingly upon their origination. Loans that have been classified as held for sale are recorded at the lower of their aggregate cost or market value. The Company sells a portion of its mortgage loan production in the secondary market. The Company obtains sales commitments on certain of these loans immediately prior to making the origination commitment. Net unrealized losses are recognized by charges to income.

Premiums and discounts associated with loans purchased are amortized over the expected life of the loan using the level-yield method.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the contractual loan term, adjusted for prepayments. Interest income is discontinued at the time a loan becomes 90 days delinquent unless the loan is well secured and is in process of collection. In all cases, loans are placed on nonaccrual status or are charged off at an earlier date if we consider the collection of principal or interest to be doubtful.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Loans receivable are as follows:

	September 30, 2005	December 31, 2004
One- to four-family residential real estate	$396,549	$363,097
Multi-family mortgage loans	241,775	240,607
Nonresidential real estate	259,499	269,581
Construction and land loans	76,953	59,784
Commercial loans	69,581	71,821
Commercial leases	92,268	86,362
Consumer loans	1,975	2,755
Other loans (including municipal)	5,492	6,044

Total loans	1,144,092	1,100,051
Loans in process	193	824
Net deferred loan origination costs	2,355	2,096
Allowance for loan losses	(10,931)	(11,019)

Loans, net	$1,135,709	$1,091,952

Activity in the allowance for loan losses is as follows:

	Nine months ended September 30,
	2005	2004
Beginning balance	$11,019	$12,034
Credit for loan losses	(6)	(212)
Loans charged off	(86)	(1,371)
Recoveries	4	399

Ending balance	$10,931	$10,850

Impaired loans are as follows:

	September 30, 2005	December 31, 2004
Loans with allocated allowance for loan losses	$7,802	$9,491
Loans with no allocated allowance for loan losses	6,633	7,575

Total	$14,435	$17,066

Amount of the allowance for loan losses allocated	$1,805	$2,056

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Nonperforming loans are as follows:

	September 30, 2005	December 31, 2004
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	7,280	6,524
Restructured loans	3,721	—

The restructured loans reflected above are also included in the nonaccrual loan amount totals. Although the loans were current as to all scheduled payments as of September 30, 2005, the loans will remain on nonaccrual status until the borrowers achieve a sustained period of payment performance, and until then, all interest payments made on the two loans will be recorded on a cash basis as received.

If the nonperforming loans had performed in accordance with their original terms, interest income would have been increased by $482,000 and $524,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The allowance for loan losses is a valuation allowance for probable loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, and other relevant factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Multi-family mortgage loans, nonresidential real estate, construction and land loans, and commercial loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Loan commitments are considered in determining the provision for loan losses. The Company has not recorded any provision for losses on loan commitments because no such losses were probable and reasonably estimable.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Note 5 – Deposits

Deposits are as follows:

	September 30, 2005	December 31, 2004
Non-interest-bearing demand	$109,022	$104,448
Interest-bearing NOW	219,457	232,968
Money market	236,285	205,933
Savings	122,783	132,009
Certificates of deposit	356,695	440,338

	$1,044,242	$1,115,696

Included in certificates of deposit are $9.8 million and $23.9 million of brokered deposits at September 30, 2005 and December 31, 2004, respectively. All brokered deposits are over $100,000.

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Nine months ended September 30,
	2005	2004
Interest-bearing NOW	$1,645	$841
Money market accounts	4,218	1,687
Savings	767	572
Certificates of deposit	8,116	6,865

	$14,746	$9,965

Note 6 – Employee Benefit Plans

Employee Stock Ownership Plan (ESOP). The Bank established an ESOP for its employees effective January 1, 2004. The ESOP covers all eligible employees of the Bank and its subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service. In connection with the conversion and reorganization, the ESOP borrowed $19.6 million from the Company, and used the proceeds of the loan to purchase 1,957,300 common shares issued in the subscription offering at $10.00 per share. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on ESOP assets. The Bank has committed to make discretionary contributions to the ESOP sufficient to service the loan over a period not to exceed 20 years. Expense related to the ESOP was $370,000 and $0 for the nine months ended September 30, 2005 and 2004, respectively.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Note 7– Other Comprehensive Income (Loss)

Other comprehensive income (loss) components were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$3,697	$(1,046)	$8,154	$1,361
Unrealized holding gains (losses) on securities available-for-sale, net of tax effects	(921)	(3,563)	1,235	(7,066)
Less reclassification adjustment for gains recognized in income, net of tax	—	—	—	(252)
Loss on impairment of securities available - for-sale, net of tax	—	3,314	—	3,314

Net change in other comprehensive income (loss) of tax effects	(921)	(249)	1,235	(4,004)

Total comprehensive income (loss)	$2,776	$(1,295)	$9,389	$(2,643)

Note 8 – New Accounting Standards

The Financial Accounting Standards Board issued Statement 123R, “Share-Based Payment,” that would be effective for all employee share awards granted, modified, or settled after January 1, 2006 for calendar year-end companies. As of the effective date, compensation expense related to the non-vested portion of any awards outstanding as of that date would be based on the grant-date fair value as calculated under the original provisions of Statement 123. Adoption of Statement 123R would materially increase the amount of compensation and benefits expense that would be incurred for any awards that we grant, modify or settle after January 1, 2006. The Company does not currently have a share award program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

This report, including Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains, and other periodic reports and press releases of the Company may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors that could have a material adverse effect on operations and could affect management’s outlook or future prospects of the Company and its subsidiaries include, but are not limited to: higher than expected overhead, infrastructure and compliance costs, changes in market interest rates or further flattening of the yield curve, less than anticipated balance sheet growth, lack of demand for loan products, unanticipated changes in secondary mortgage market conditions, deposit flows, competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, deteriorating economic conditions that could result in increased delinquencies in the Company’s loan portfolio, the quality or composition of the Company’s loan or investment portfolios, demand for financial services and multi-family, commercial and residential real estate loans in the Company’s market area, the possible short-term dilutive effect of potential acquisitions or de novo branches, if any, changes in accounting principles, policies and guidelines, and future adverse developments concerning Freddie Mac, Fannie Mae, or the Federal Home Loan Bank of Chicago. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion included in the Company’s Prospectus as filed on April 29, 2005 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Rules and Regulations of the Securities Act of 1933 (File Number 333-119217).

Overview

Our mutual to stock conversion was consummated on June 23, 2005. The net proceeds of the subscription offering totaled $220.7 million, excluding the $19.6 million in stock purchased by our ESOP. The subscription offering was over-subscribed, and we issued subscription order refunds, including interest, totaling $192.5 million, of which $167.1 million was refunded through the issuance of refund checks, and $25.4 million was refunded through releases of deposit account holds. Substantially all of the subscription order refunds had been paid as of September 30, 2005. The cash inflows resulting from the subscription orders and the cash outflows resulting from subscription order refunds affected various items in our financial statements during the nine months ended September 30, 2005. The effects of the portion of the subscription offering proceeds that was subsequently refunded to subscribers were primarily transitory in nature.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest we pay on our interest-bearing liabilities, consisting primarily of NOW accounts, savings accounts, money market accounts, time deposits and Federal Home Loan Bank borrowings.

Our provisions for loan losses, non-interest income and non-interest expense also affect our results of operations. Non-interest income consists primarily of fees and service charges, income from the sale of annuities and insurance, and miscellaneous other income. Non-interest expense consists primarily of expenses for compensation and employee benefits, occupancy and equipment, data processing, professional services, advertising and other general and administrative items. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Net income increased $6.8 million to $8.2 million for the nine months ended September 30, 2005, from $1.4 million for the nine-month period ended September 30, 2004.

Net interest income increased by $6.1 million, or 19.4%, to $37.6 million for the nine months ended September 30, 2005, from $31.5 million for the nine months ended September 30, 2004. The increase in net interest income was primarily attributable to a $121.8 million increase in average earning assets and a 30 basis point increase in our net interest margin. Our net interest rate spread improved to 3.02% for the nine months ended September 30, 2005, from 2.87% for the nine months ended September 30, 2004. The nine months ended September 30, 2005 included approximately $450,000 of net interest rate spread earned on $167.1 million in subscription orders receipts that, at September 30, 2005, have been substantially refunded to subscribers.

Interest income increased $10.1 million, or 20.8%, to $58.8 million for the nine months ended September 30, 2005, from $48.7 million for the nine months ended September 30, 2004. The increase in interest income resulted primarily from a $6.6 million increase in interest income on loans, and a $3.1 million increase in interest income on investment securities. The increase in interest income on investment securities was principally due to the investment of the net proceeds of the subscription offering, which totaled $220.7 million. Interest expense increased $4.0 million, or 23.2%, to $21.3 million for the nine months ended September 30, 2005, from $17.2 million for the nine months ended September 30, 2004, primarily due to an increase in interest expense on deposit accounts. Interest income and interest expense each reflected the impact of utilizing the net proceeds of our subscription offering to increase earning assets, to retire term debt and to decrease wholesale deposits and Federal Home Loan Bank borrowings.

Noninterest income decreased $243,000, or 3.6%, to $6.4 million for the nine months ended September 30, 2005, from $6.7 million for the same period in 2004. Noninterest expense decreased $4.3 million, or 11.6%, to $32.7 million for the nine months ended September 30, 2005, from $37.0 million for the nine months ended September 30, 2004. Noninterest expense for the nine months ended September 30, 2004, included a $5.5 million impairment loss, pre-tax, that we recorded in connection with our holdings in a Freddie Mac floating rate preferred stock issue. No securities impairment losses were recorded for the nine months ended September 30, 2005.

The following tables summarize the major components of the changes in our balance sheet and income statement at and for the nine-month periods ended September 30, 2005 and 2004.

	September 30, 2005	December 31, 2004	Percent Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,573,080	$1,492,782	5.4%
Loans receivable, net	1,135,709	1,091,952	4.0%
Deposits	1,044,242	1,115,696	(6.4)%
Stockholders’ equity	325,326	94,888	242.9%

	For the nine months ended September 30,		Percent Change
	2005	2004
	(Dollars in thousands)
Selected Operating Data:

Interest income	$58,812	$48,699	20.8%
Interest expense	21,248	17,243	23.2

Net interest income	37,564	31,456	19.4
Credit for loan losses	(6)	(212)	97.2

Net interest income after credit for loan losses	37,570	31,668	18.6
Noninterest income	6,421	6,664	(3.6)
Loss on impairment of securities available-for-sale	—	5,500	(100.0)
Other noninterest expense	32,696	31,478	3.9

Noninterest expense	32,696	36,978	(11.6)

Income before income taxes	11,295	1,354	734.2
Provision (benefit) for income taxes	3,141	(7)	N.M.

Net income	$8,154	$1,361	499.1%

Selected Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.92%	(0.28)%	0.69%	0.12%
Return on equity (ratio of net income to average equity) (1)	4.57	(4.35)	5.94	1.92
Net interest rate spread (1) (2)	3.07	3.00	3.02	2.87
Net interest margin (1) (3)	3.65	3.18	3.34	3.05
Average equity to average assets	20.15	6.54	11.53	6.45
Efficiency ratio (4)	69.41	116.65	74.33	97.00
Noninterest expense to average total assets (1)	2.83	4.24	2.75	3.37
Average interest-earning assets to average interest-bearing liabilities	132.39	110.70	117.40	110.44

	At September 30, 2005	At December 31, 2004
Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	0.46%	0.44%
Nonperforming loans to total loans	0.63	0.59
Allowance for loan losses to nonperforming loans	150.15	168.90
Allowance for loan losses to total loans	0.96	1.00

Capital Ratios:
Equity to total assets at end of period	20.68	6.36
Tier 1 leverage ratio (Bank only)	13.96	7.12

Other Data:
Number of full service offices	16	16
Full time equivalents	449	446

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Our mutual to stock conversion was completed on June 23, 2005. We received subscription orders for 43.7 million shares of common stock, totaling $436.8 million, and accepted subscription orders for 24,466,250 shares. The net proceeds of the subscription offering totaled $220.7 million, excluding the $19.6 million in common stock that our ESOP purchased. Of the $436.8 million in subscription orders, holds placed on existing deposit accounts represented $72.9 million and checks and other subscription order payments represented $344.3 million. Subscription order payments were held in an interest bearing account at the Bank until the completion of the subscription offering. Thereafter, funds representing accepted subscription orders were paid to the Company, and funds due to subscribers for unfilled subscription orders were placed in a refund checking account at the Bank. We issued subscription order refunds, including interest, totaling $192.5 million, of which $167.1 million was refunded through the issuance of refund checks and $25.4 million was refunded through releases of deposit account holds. As of September 30, 2005, substantially all of the subscription order refunds had been cashed by subscribers. The cash inflows from the subscription orders and the cash outflows from subscription order refunds affected various items in our financial statements during the nine months ended September 30, 2005. The effects of the portion of the subscription offering proceeds that we subsequently refunded to subscribers were primarily transitory in nature.

Total assets increased $80.3 million, or 5.4%, to $1.573 billion at September 30, 2005, from $1.493 billion at December 31, 2004, primarily due to increases in cash and cash equivalents and net loans receivable. Cash and cash equivalents increased $53.1 million to $82.4 million at September 30, 2005, from $29.3 at December 31, 2004. Net loans receivable increased by $43.8 million, or 4.0%, to $1.136 billion at September 30, 2005, from $1.092 billion at December 31, 2004. Construction loans increased $17.2 million during the first nine months of 2005, or 28.7%, due to increased originations and seasonal factors. Commercial loans and commercial leases increased $3.7 million in the aggregate, or 2.3%, reflecting our continued emphasis on originating these types of loans. Multi-family mortgage loans and non-residential real estate loans decreased $8.9 million, or 1.7%, primarily because the principal reductions on these types of loans slightly exceeded new loan originations during that period.

Securities available for sale decreased $9.1 million, or 3.4%, to $259.0 million at September 30, 2005, from $268.1 million at December 31, 2004. The decrease reflects $35.0 million of principal reductions on mortgage-backed securities. The principal reductions were partially offset by securitizations and increases in the fair value of certain securities. During the first nine months of 2005, we securitized $24.2 million of adjustable-rate, one- to four-family residential real estate loans. The fair value of our portfolio of Fannie Mae and Freddie Mac floating rate preferred stocks increased $3.8 million in the aggregate, or 4.9%, to $81.3 million at September 30, 2005, from $77.5 million at December 31, 2004, due to increases in the quoted market prices for certain of these securities since December 31, 2004.

Cash and cash equivalents increased $53.1 million to $82.4 million at September 30, 2005, from $29.3 million at December 31, 2004. The increase was primarily due to the temporary investment of part of the subscription offering proceeds in interest bearing deposit accounts maintained with other institutions pending their redeployment into higher yielding assets.

Other assets decreased by $2.8 million, or 19.1%, to $11.8 million at September 30, 2005, from $14.6 million at December 31, 2004. The decrease in other assets was partially due to a $1.4 million decrease in deferred tax assets relating to an increase in the fair value of our portfolio of Fannie Mae and Freddie Mac floating rate preferred stocks, and the elimination of approximately $800,000 in deferred expenses relating to the subscription offering by netting these expenses against the gross proceeds received from the subscription offering.

Deposits decreased $71.5 million, or 6.4%, to $1.044 billion at September 30, 2005, from $1.116 billion at December 31, 2004. Certificates of deposit decreased $83.6 million, or 19.0%, to $356.7 million at September 30, 2005, from $440.3 million at December 31, 2004, primarily due to maturing municipal, wholesale and brokered certificates of deposits totaling $59.5 million that were not renewed. Core deposits (savings, money market, noninterest bearing demand and NOW accounts), represented 65.8% of total deposits at September 30, 2005, compared to 60.5% of total deposits at December 31, 2004.

Borrowings decreased $83.5 million, or 31.5%, to $181.3 million at September 30, 2005, from $264.7 million at December 31, 2004, due to our use of a portion of the subscription offering proceeds to repay term debt and reduce Federal Home Loan Bank borrowings. We used $30 million of the net proceeds of the subscription offering to repay the $30 million in term debt that we incurred in acquiring Success Bancshares in 2001 and in redeeming trust preferred securities assumed in that acquisition. We used $54.0 million of the net proceeds of the subscription offering to repay maturing Federal Home Loan Bank borrowings.

Total stockholders’ equity increased $230.1 million to $325.0 million, compared to members’ equity of $94.9 million at

December 31, 2004. The net proceeds of the subscription offering totaled $240.3 million and are reflected as common stock and additional paid-in capital. Our ESOP borrowed $19.6 million from the Company and used the proceeds of the loan to purchase 1,957,300 shares issued in the subscription offering. The ESOP’s unallocated shares are reflected as a reduction to equity at September 30, 2005. Retained earnings increased $8.2 million due to the Company’s net income for the nine months ended September 30, 2005. Total stockholders’ equity at September 30, 2005, reflected an unrealized loss on securities available for sale of $332,000, net of tax, compared to an unrealized loss on securities available for sale of $1.6 million, net of tax, at December 31, 2004.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and September 30, 2004

Net Income. We had net income of $3.7 million for the three months ended September 30, 2005, compared to a net loss of $1.0 million for the three months ended September 30, 2004. The net loss in the third quarter of 2004 was primarily attributable to a $5.5 million impairment loss, pre-tax, that we recorded for that period in connection with our holdings in a Freddie Mac floating rate preferred stock issue. Other factors impacting the increase in net income from year to year include a $2.9 million, or 25.9%, increase in our net interest income, a $546,000 increase in our provision for loan losses, and a $1.1 million, or 17.2% increase in compensation and benefits expenses. Our basic and diluted earnings per share of common stock for the three months ended September 30, 2005, were $0.16 per share.

Interest Income. Interest income increased $4.0 million, or 23.9%, to $20.7 million for the three months ended September 30, 2005, from $16.7 million for the three months ended September 30, 2004. The increase in interest income reflected a 63 basis point improvement in the average yield on interest-earning assets to 5.45% from 4.82%, and a $133.9 million, or 9.7%, increase in total average interest-earning assets. The increase in average interest earning-assets reflected the investment of subscription order receipts and the subsequent investment of the net proceeds of the subscription offering.

Interest income from loans, the most significant portion of interest income, increased $2.6 million, or 18.5%, to $17.0 million for the three months ended September 30, 2005, from $14.3 million for the same period in 2004. The increase reflected earnings on a $35.4 million, or 3.2%, increase in the average balance of net loans receivable to $1.130 billion for the three months ended September 30, 2005, from $1.095 billion for the same period in 2004, and a 77 basis point increase in the average yield on loans to 6.00% for the three months ended September 30, 2005, from 5.23% for the three months ended September 30, 2004. The increase in interest income from loans was primarily due to increased interest income from construction, commercial and home equity loans, which are predominantly indexed to the prime rate. The yields on construction, commercial and home equity loans improved more than 150 basis points from the third quarter in 2004 to the third quarter in 2005 due to the increases in the prime rate that occurred during this period. The yields on non-residential real estate loan yields increased more moderately, and the yields on other loan categories increased only slightly, during the same period.

Interest income from securities available for sale increased $1.2 million, or 58.8%, to $3.2 million for the three months ended September 30, 2005, from $2.0 million for the three months ended September 30, 2004. The average yield on securities available for sale increased 68 basis points to 3.83% from 3.15% due to rising interest rates, and the average outstanding balance of securities available for sale increased $78.5 million, or 30.4%, to $337.1 million due to the investment of subscription order receipts and the subsequent investment of the net proceeds of the subscription offering.

Interest income from interest bearing deposits and Federal Home Loan Bank of Chicago stock dividends totaled $538,000 for the quarter ended September 30, 2005, compared to $379,000 for the quarter ended September 30, 2004. The increase reflects a $19.9 million increase in the average outstanding balance of the interest-bearing deposit accounts that we maintained in other institutions, from $33.1 million for the third quarter of 2004, to $53.1 million for the third quarter of 2005.

Interest Expense. Interest expense increased $1.1 million, or 20.1%, to $6.8 million for the three months ended September 30, 2005, from $5.7 million for the three months ended September 30, 2004. This increase reflected an increase in the weighted average interest rates that we paid on deposit accounts, and an increase in the average interest rates that we paid on our Federal Home Loan Bank borrowings. The increase in interest expense reflected an overall increase of 56 basis points in the cost of average interest-bearing liabilities, to 2.38% for the three months ended September 30, 2005, from 1.82% for the three months ended September 30, 2004.

Interest expense on deposits increased $1.3 million, or 34.8%, to $5.1 million for the three months ended September 30, 2005, from $3.8 million for the same period in 2004. The increase reflected a 64 basis point increase in the average rate paid on deposits to 2.12% for the three months ended September 30, 2005, from 1.48% for the three months ended September 30, 2004. The increase in rates paid offset a $58.9 million, or 5.8%, decrease in average interest-bearing deposits, to $957.2 million for the three months ended September 30, 2005, from $1.016 billion for the same period in 2004. Interest expense on deposits increased for all categories of interest bearing deposits principally due to increases in short-term market interest rates and the effect of those increases on the interest rates paid to depositors, and increased average balances for money market and NOW account deposits.

Interest expense on money market accounts increased $791,000, or 100.5%, reflecting an increase of $32.2 million in the average balance of money market account deposits to $222.6 million for the three months ended September 30, 2005, from $190.5 million for the three months ended September 30, 2004, and a 118 basis point increase in the interest rate paid on these accounts to 2.84% from 1.65%. We had $169.3 million in indexed money market accounts at September 30, 2005. We increased the interest rates paid on money market accounts, certain NOW accounts and savings accounts beginning in the third quarter of 2004 due to changes in applicable indices and in response to increasing short-term market interest rates and anticipated increases in rates paid by our competitors. Rates on other selected money market products and certificates of deposit were also increased for competitive reasons.

Interest expense on certificates of deposit increased $250,000, or 10.3%, reflecting an increase of 79 basis points to 2.89% for the three months ended September 30, 2005, from 2.10% for the same period in 2004. This increase was partially offset by a $92.5 million decrease in the average balance of certificates of deposit to $369.4 million for the three months ended September 30, 2005, from $461.9 million for the three months ended September 30, 2004, due primarily to maturing municipal, wholesale and brokered certificates of deposit totaling $22.0 million that were not renewed.

Interest expense on borrowings decreased by $167,000, or 8.7%, to $1.8 million for the three months ended September 30, 2005, from $1.9 million for the same period in 2004. The decrease was primarily attributable to our use of a portion of the net proceeds of the subscription offering to retire term debt, and to lower yield adjustment amortization expense relating to our restructuring of $170.0 million of Federal Home Loan Bank borrowings in July 2003. The yield adjustment amortization expense for the three months ended September 30, 2005, was $39,000, pre-tax, compared to $254,000, pre-tax, for the three months ended September 30, 2004. The amortization of the yield adjustment expense was completed in July 2005. We used $30 million of the net proceeds of the subscription offering to repay the $30 million in term debt that we incurred in acquiring Success Bancshares in 2001 and in redeeming trust preferred securities assumed in that acquisition. We thus had no interest expense on this term debt for the three months ended September 30, 2005, compared to $277,000 in interest expense on this term debt for the same three month period in 2004.

Average Balances

The following table reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from average daily balances. Loans receivable balances include non-accrual loans.

	For the Three Months ended September 30,
	2005			2004
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	Dollars in thousands
Interest-earning assets:
Loans	$1,130,131	$16,950	6.00%	$1,094,700	$14,307	5.23%
Securities available-for-sale	337,098	3,229	3.83	258,554	2,033	3.15
Stock in FHLB	25,043	308	4.92	23,694	348	5.87
Other	27,962	230	3.29	9,406	31	1.32

Total interest-earning assets	1,520,234	20,717	5.45	1,386,354	16,719	4.82

Noninterest-earning assets	87,043			85,875

Total assets	$1,607,277			$1,472,229

Interest-bearing liabilities:
Savings deposits	$125,949	249	0.79	$135,240	227	0.67
Money market deposits	222,645	1,578	2.84	190,475	787	1.65
NOW deposits	239,294	585	0.98	228,503	335	0.59
Certificates of deposit	369,352	2,672	2.89	461,889	2,422	2.10

Total deposits	957,240	5,084	2.12	1,016,107	3,771	1.48
Borrowings	191,076	1,755	3.67	236,192	1,922	3.25

Total interest-bearing liabilities	1,148,316	6,839	2.38	1,252,299	5,693	1.82

Noninterest-bearing liabilities	134,903			123,694

Total liabilities	1,283,219			1,375,993
Equity	323,058			96,236

Total liabilities and equity	$1,607,277			$1,472,229

Net interest income		$13,878			$11,026

Net interest rate spread (1)			3.07%			3.00%
Net interest-earning assets (2)	$371,918			$134,055

Net interest margin (3)			3.65%			3.18%
Ratio of interest-earning assets to interest-bearing liabilities	132.39%			110.70%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Net Interest Income. Net interest income increased by $2.9 million, or 25.9%, to $13.9 million for the three months ended September 30, 2005, from $11.0 million for the three months ended September 30, 2004. The increase in net interest income reflected an improvement in our net interest rate spread to 3.07% for the three months ended September 30, 2005, from 3.00% for the three months ended September 30, 2004. Our net interest margin improved to 3.65% for the three months ended September 30, 2005, from 3.18% for the three months ended September 30, 2004. Net interest income for the three months ended September 30, 2005 included the impact of higher interest earning assets and lower interest-bearing liabilities due to subscription order receipts and net proceeds. The three months ended September 30, 2005, included approximately $150,000 of net interest rate spread that we earned on $167.1 million in subscription orders receipts that, at September 30, 2005, have been substantially refunded to subscribers.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain our allowance for loan losses at a level we consider necessary to absorb probable loan losses incurred in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, the levels of nonperforming and other classified loans, and other relevant factors. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available, or as later events occur or circumstances change. We evaluate the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $334,000 for the three months ended September 30, 2005, compared to a credit to our loan loss reserves of $212,000 for the three months ended September 30, 2004. The allowance for performing loans increased $216,000 for the three months ended September 30, 2005, due to growth in our loan portfolio. The allowance for impaired loans increased $118,000, net of reductions of specific reserves, to $1.8 million at September 30, 2005, compared to $1.7 million at June 30, 2005. Non-performing loans increased $407,000 to $7.3 million at September 30, 2005, from $6.9 million at June 30, 2005, primarily due to increased non-accrual one-to-four family residential mortgages.

During the three months ended September 30, 2005, we restructured two previously classified, non-performing commercial real estate loans totaling $3.7 million. One loan involved a debtor that began operating under an agreed-upon Chapter 11 plan of reorganization, and the other involved an agreed-upon sale of healthcare-related real estate by the borrower to a new buyer, the facility operator, to which we provided financing. Although the two loans were current as to all scheduled payments as of September 30, 2005, the loans will remain on nonaccrual status until the borrowers achieve a sustained period of payment performance, and until then, all interest payments made on the two loans will be recorded on a cash basis as received. We increased the specific reserve on one of the loans due to provisions of the contract for the sale of the underlying property that required the application of a partial payment made by a guarantor to certain expenses. We also established specific reserves for four small business loans where the collateral consists of general business assets that we believe have a nominal liquidation value.

Reductions of specific reserves allocated to impaired loans totaled $57,000 and were based on the receipt of supplemental collateral securing a certain classified loan. Because collateral for certain classified loans includes marketable securities, fluctuations in the allocated specific reserves attributable to these loans should be expected to occur in the future due to possible changes in the market value of these securities, and declines in market value could result in future provisions for additional specific reserves.

Our allowance for loan losses totaled $10.9 million, or 0.96%, of total loans at September 30, 2005, compared to $10.6 million, or 0.96%, of total loans at June 30, 2005. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 150.15% of non-performing loans at September 30, 2005, and 154.17% of non-performing loans at June 30, 2005.

Noninterest Income. Our noninterest income increased $182,000, or 7.7%, to $2.5 million for the three months ended September 30, 2005, compared to $2.4 million for the same period in 2004. We had a $189,000, or 13.2%, improvement in fee income, primarily due to increased fees and service charges relating to overdraft activity on deposit accounts. Income from insurance commissions and annuities increased by $84,000, or 46.4%, to $265,000 for the three months ended September 30, 2005, compared to $181,000 for the same period in 2004. Gain on sales of loans decreased $8,000, or 13.8%, to $50,000 for the three months ended September 30, 2005, from $58,000 for the same period in 2004. Current quarter loan sales reflect $6.4 million of loan sale proceeds, compared to $5.5 million for the three months ended September 30, 2004. Loan servicing fees decreased $6,000, or 2.3%, to $257,000 for the three months ended September 30, 2005, compared to $263,000 for the same three-month period in 2004. Amortization of mortgage servicing rights increased $47,000, or 29.1% to $208,000 for the three months ended September 30, 2005, compared to $161,000 for the same three-month period in 2004. For the three months ended September 30, 2005, we had a mortgage servicing rights valuation reserve recovery of $135,000 due to rising medium-term interest rates and declining prepayment rates, compared to the $46,000 mortgage servicing rights impairment charge that we recorded for the three months ended September 2004, due to the declining medium term interest rates and increasing prepayment rates that were occurring at that time. We had $1,000 of net expenses from real estate owned operations for the three months ended September 30, 2005, compared to income from real estate owned operations of $405,000 for the same period in 2004. Other income increased $194,000, or 88.6%, to $413,000 for the three months ended September 30, 2005. Other income for the three months ended September 30, 2005 included a $4,000 pass-through gain, pre-tax, that we recorded on several Community Reinvestment Act investments in low and moderate income housing limited partnerships, compared to a $225,000 pass-through loss, pre-tax, that we recorded on those investments for the same period of 2004.

Noninterest Expense. Our noninterest expense was $11.4 million for the three months ended September 30, 2005, an improvement of $4.2 million, or 27.0%, compared to noninterest expense of $15.6 million for the three months ended September 30, 2004. Noninterest expense for the three months ended September 30, 2004, included a $5.5 million impairment loss, pre-tax, that we recorded in connection with our holdings in a Freddie Mac floating rate preferred stock issue; we recorded no securities impairment losses for the three months ended September 30, 2005. Excluding the impact of the $5.5 million impairment loss in 2004, the change in total noninterest expense for the three months ending September 30, 2005, compared to the same period in 2004 would have been an increase of $1.3 million, or 12.7%. Total compensation and benefits expense totaled $7.3 million for the three-month period ended September 30, 2005, compared to $6.3 million in compensation and benefits expense for the same period in 2004, an increase of $1.1 million, or 17.2%. The three-month period ended September 30, 2005, includes $345,000 in expenses for our ESOP plan, and there were no such expenses for the same period in 2004 because we did not adopt our ESOP plan until June of 2005. Data processing expense increased $145,000, or 22.9%, for the three months ended September 30, 2005 compared to the same period of 2004.

Income Tax Expense. We recorded income tax expense of $990,000 for the three months ended September 30, 2005, compared to a tax benefit of $969,000 for the three months ended September 30, 2004. Tax expense for the three months ended September 30, 2005 reflects a tax benefit of $473,000, the majority of which relates to tax returns for which the statute of limitations had expired during the three months ended September 30, 2005. As a result of this tax benefit, our effective tax rate for the three-months ended September 30, 2005 was 21.1%.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and September 30, 2004

Net Income. We had net income of $8.2 million for the nine months ended September 30, 2005, compared to net income of $1.4 million for the nine months ended September 30, 2004. The increase in net income was primarily attributable to a $6.1 million, or 19.4%, increase in our net interest income, which was partially offset by a $1.3 million, or 6.9%, increase in compensation and benefits. Our net income for the nine months ended September 30, 2004 also reflected a $5.5 million impairment loss, pre-tax, that we recorded in connection with our holdings in a Freddie Mac floating rate preferred stock issue.

Interest Income. Interest income increased $10.1 million, or 20.8%, to $58.8 million for the nine months ended September 30, 2005, from $48.7 million for the nine months ended September 30, 2004. The increase in interest income reflected a 52 basis point improvement in the average yield on interest-earning assets to 5.24% from 4.72%, and a $121.8 million, or 8.8%, increase in total average interest-earning assets. The increase in average interest earning assets reflected the investment of subscription order receipts and the subsequent investment of the net proceeds of the subscription offering These short-term investments are reflected in the average balances of cash and cash equivalents and securities available for sale, and subscription order receipts are also reflected in the average balances of interest-bearing deposits and demand deposits during the nine-month period ended September 30, 2005.

Interest income from loans increased $6.6 million, or 15.8%, to $48.2 million for the nine months ended September 30, 2005, from $41.6 million for the same period in 2004. The increase reflected a $23.1 million, or 2.1%, increase in the average balance of net loans receivable to $1.113 billion for the nine months ended September 30, 2005, from $1.090 billion for the same period in 2004, and a 69 basis point increase in the average yield on loans to 5.78% for the nine months ended September 30, 2005, compared to 5.09% for the nine months ended September 30, 2004.

Interest income from securities available for sale increased $3.1 million, or 52.1%, to $9.0 million for the nine months ended September 30, 2005, compared to $5.9 million for the nine months ended September 30, 2004. The average yield on securities available for sale increased 49 basis points to 3.61% from 3.12% due to rising interest rates, and the average outstanding balance of securities available for sale increased $79.8 million, or 31.6%, to $332.0 million for the nine months ended September 30, 2005, from $252.2 million for the nine months ended September 30, 2004, due to the investment of subscription order receipts and net proceeds. The average outstanding balance of securities available for sale included the investment of subscription order receipts in short-term U.S. government agency notes.

Interest income from interest-bearing deposits and Federal Home Loan Bank of Chicago stock dividends totaled $1.6 million for the nine months ended September 30, 2005, compared to $1.1 million the nine months ended September 30, 2004. The $455,000 increase in interest income from interest bearing deposits reflected an $18.9 million increase in the average outstanding balance of the interest bearing deposit accounts that we maintain with other institutions, to $52.8 million for the first nine months of 2005, compared to $33.9 million for the same period in 2004. The current-year average balance of interest-bearing deposits and related interest income includes subscription order receipts and net proceeds.

Interest Expense. Interest expense on average interest bearing liabilities increased $4.0 million, or 23.2%, to $21.3 million for the nine months ended September 30, 2005, from $17.2 million for the nine months ended September 30, 2004. The increase in interest expense reflected an overall increase of 37 basis points in the cost of average interest-bearing liabilities, to 2.22% for the nine months ended September 30, 2005, from 1.85% for the nine months ended September 30, 2004. This increase reflected an increase in the weighted average interest rates that we paid on certain deposit accounts, which was offset by a decrease in the average interest rates that we paid on our Federal Home Loan Bank borrowings.

Interest expense on deposits increased $4.8 million, or 48.0%, to $14.7 million for the nine months ended September 30, 2005, from $10.0 million for the same period in 2004. This increase reflected a $48.0 million, or 4.8%, increase in average interest-bearing deposits to $1.040 billion for the nine months ended September 30, 2005, from $991.7 million for the same period in 2004, due primarily to the deposit of subscription order receipts into an interest bearing account with the Bank. The increase also reflected a 55 basis point increase in the average rate paid on deposits to 1.89% for the nine months ended September 30, 2005, from 1.34% for the nine months ended September 30, 2004. Average NOW account deposits of $286.1 million for the nine months ended September 30, 2005 included subscription order receipts.

Interest expense on deposits increased for all categories of interest bearing deposits. Interest expense on money market accounts increased $2.5 million, reflecting an increase of $43.2 million in the average balance of money market accounts deposits to $215.3 million for the nine months ended September 30, 2005, from $172.1 million for the nine months ended September 30, 2004, and a 130 basis point increase in the interest rate paid on these accounts to 2.61% from 1.31%. Interest expense on certificates of deposit increased $1.3 million, reflecting a 62 basis point increase in the interest rate paid on these accounts to 2.66% from 2.04%. This increase was partially offset by a $43.2 million decrease in the average balance of certificates of deposit to $406.4 million for the nine months ended September 30, 2005, from $449.6 million for the nine months ended September 30, 2004, primarily due to maturing municipal, wholesale and brokered certificates of deposits that were not renewed.

Interest expense on borrowings decreased by $776,000, or 10.7%, to $6.5 million for the nine months ended September 30, 2005, from $7.3 million for the same period in 2004. The decrease was primarily attributable to lower interest expense on term debt and lower yield adjustment amortization expense relating to our restructuring of $170 million of Federal Home Loan Bank borrowings in July 2003. The yield adjustment amortization expense for the nine months ended September 30, 2005, was $388,000, pre-tax, compared to $2.3 million pre-tax, for the nine months ended September 30, 2004. The amortization of the yield adjustment expense was completed in July 2005. Average borrowings decreased $18.1 million, or 7.1%, due in part to our use of $30 million of the net proceeds of the subscription offering to repay the $30 million in term debt that we incurred in acquiring Success Bancshares in 2001 and in redeeming trust preferred securities assumed in that acquisition. Interest expense on our term debt totaled $703,000 for the nine months ended September 30, 2005, compared to $752,000 in interest expense on term debt for the same period in 2004.

Average Balances

The following table reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from average daily balances. Loans receivable balances include non-accrual loans.

	For the Nine Months ended September 30,
	2005			2004
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	Dollars in thousands
Interest-earning assets:
Loans	$1,113,067	$48,231	5.78%	$1,090,006	$41,649	5.09%
Securities available-for-sale	331,963	8,981	3.61	252,184	5,905	3.12
Stock in FHLB	24,721	972	5.24	23,343	1,065	6.08
Other	28,111	630	2.99	10,577	80	1.01

Total interest-earning assets	1,497,862	58,814	5.24	1,376,110	48,699	4.72

Noninterest-earning assets	88,912			86,432

Total assets	$1,586,774			$1,462,542

Interest-bearing liabilities:
Savings deposits	$131,729	766	0.78	$135,602	572	0.56
Money market deposits	215,342	4,222	2.61	172,135	1,687	1.31
NOW deposits	286,137	1,645	0.77	234,364	841	0.48
Certificates of deposit	406,434	8,115	2.66	449,584	6,865	2.04

Total deposits	1,039,642	14,748	1.89	991,685	9,965	1.34
Borrowings	236,186	6,502	3.67	254,293	7,278	3.82

Total interest-bearing liabilities	1,275,828	21,250	2.22	1,245,978	17,243	1.85

Noninterest-bearing liabilities	128,005			122,180

Total liabilities	1,403,833			1,368,158
Equity	182,941			94,384

Total liabilities and equity	$1,586,774			$1,462,542

Net interest income		$37,564			$31,456

Net interest rate spread (1)			3.02%			2.87%
Net interest-earning assets (2)	$222,034			$130,132

Net interest margin (3)			3.34%			3.05%
Ratio of interest-earning assets to interest-bearing liabilities	117.40%			110.44%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Net Interest Income. Net interest income increased by $6.1 million, or 19.4%, to $37.6 million for the nine months ended September 30, 2005, from $31.5 million for the nine months ended September 30, 2004. The increase in net interest income reflected an improvement in our net interest rate spread to 3.02% for the nine months ended September 30, 2005, from 2.87% for the nine months ended September 30, 2004. Our net interest margin improved to 3.34% for the nine months ended September 30, 2005, from 3.05% for the nine months ended September 30, 2004. Net interest income for the nine months ended September 30, 2005, included interest that we earned on the investment of subscription order receipts and the subsequent investment of the net proceeds from the subscription offering. The nine months ended September 20, 2005 included approximately $450,000 of net interest rate spread earned on $167.1 million in subscription orders receipts that, at September 30, 2005, had been substantially refunded to subscribers.

Provision for Loan Losses We recorded a credit for loan losses of $6,000 for the nine months ended September 30, 2005, compared to a credit for loan losses of $212,000 for the nine months ended September 30, 2004. The allowance for performing loans increased $245,000 for the nine months ended September 30, 2005, due to growth in our loan portfolio. The allowance for impaired loans decreased $250,000, net of reductions, to $1.8 million at September 30, 2005, compared to $2.1 million at December 31, 2004.

Non-performing loans increased $756,000 to $7.3 million at September 30, 2005, from $6.5 million at December 31, 2004. The most notable addition to non-performing loans was a $2.0 million loan secured by real estate that was leased to the operator of a healthcare facility. The borrower sold the healthcare related real estate during the current year to the operator of the facility. We provided financing to the operator to acquire the real estate in 2005, and the prior loan was paid in full with the proceeds of the new loan. Non-performing multi-family and commercial loans decreased a combined $854,000.

During the three months ended September 30, 2005, we restructured two (previously classified) non-performing commercial real estate loans totaling $3.7 million. One loan involved a debtor that began operating under an agreed-upon Chapter 11 plan of reorganization, and the other involved an agreed-upon sale of healthcare-related real estate discussed above. Although the two loans were current as to all scheduled payments as of September 30, 2005, the loans will remain on nonaccrual status until the borrowers achieve a sustained period of payment performance, and until then, all interest payments made on the two loans will be recorded on a cash basis as received. We increased the specific reserve on one of the loans due to provisions of the contract for the sale of the underlying property that required the application of a partial payment made by a guarantor for payment to certain expenses. We also established specific reserves for four small business loans where the collateral consists of general business assets we believe have a nominal liquidation value.

Reductions of specific reserves allocated to impaired loans totaled $418,000 due to the full repayment of two loans, principal reductions on several loans, increases in the value of existing collateral and the receipt of supplemental collateral securing certain other classified loans. Because collateral for certain classified loans includes marketable securities, fluctuations in the allocated specific reserves attributable to these loans should be expected to occur in the future due to possible changes in the market value of these securities, and declines in market value could result in future provisions for additional specific reserves.

Our allowance for loan losses totaled $10.9 million, or 0.96%, of total loans at September 30, 2005, compared to $11.0 million, or 1.00%, of total loans at December 31, 2004. We used the same general methodology in evaluating the allowance at both dates. Our allowance for loan losses represented 150.15% of our non-performing loans at September 30, 2005, and 168.90% of our non-performing loans at December 31, 2004.

Noninterest Income. Our noninterest income decreased $243,000, 3.6%, to $6.4 million for the nine months ended September 30, 2005, compared to $6.7 million for the same period in 2004. We had a $381,000, or 9.5%, improvement in fee income from $4.0 million for the nine months ended September 30, 2004, to $4.4 million for the nine months of 2005, primarily due to increased fees and service charges relating to overdraft activity on deposit accounts. Income from insurance commissions and annuities increased by $45,000, or 8.0%, to $606,000 for the nine months ended September 30, 2005, compared to $561,000 for the same period in 2004. Gain on sales of loans decreased $37,000, or 17.1%, to $179,000 for the nine months ended September 30, 2005, from $216,000 for the same period in 2004. Loan sale activity for the nine months ended September 30, 2005, reflected $18.8 million of loan sale proceeds, compared to $39.7 million of loan sale proceeds for the nine months ended September 30, 2004. We had no gains on the sale of securities for the first nine months of 2005, compared to a gain of $419,000 for the same period in 2004.

Loan servicing fees increased $60,000, or 8.3%, to $782,000 for the nine months ended September 30, 2005, compared to $722,000 for the same nine-month period in 2004. Amortization of mortgage servicing rights decreased $133,000, or 19.7%, to $544,000 for the nine months ended

September 30, 2005, compared to $677,000 for the same nine-month period in 2004. For the nine months ended September 30, 2005, we had a mortgage servicing rights valuation reserve recovery of $17,000, compared to a recovery of $162,000 for the same nine-month period in 2004. We had $4,000 of income from real estate owned operations for the nine months ended September 30, 2005, compared to $487,000 for the same period in 2004. Other income increased $221,000, or 29.0%, to $983,000 for the nine months ended September 30, 2005, compared to $762,000 for the same period in 2004. Other income for the nine months ended September 30, 2005 reflected an $86,000 pass-through loss, pre-tax, that we recorded on several Community Reinvestment Act investments in low and moderate income housing limited partnerships, compared to a $329,000 pass-through loss, pre-tax, that we recorded on those investments for the same period of 2004.

Noninterest Expense. Our noninterest expense was $32.7 million for the nine months ended September 30, 2005, an improvement of $4.3 million, or 11.6%, compared to noninterest expense of $37.0 million for the nine months ended September 30, 2004. Noninterest expense for the nine months ended September 30, 2004, included a $5.5 million impairment loss, pre-tax, that we recorded in connection with our holdings in a Freddie Mac floating rate preferred stock issue. We recorded no securities impairment losses for the nine months ended September 30, 2005. Excluding the impact of the $5.5 million impairment loss in 2004, the change in total noninterest expense for the nine months of 2005 compared to the nine months of 2004 would have been an increase of $1.2 million, or 3.9%. Total compensation and benefits expense totaled $20.8 million for the nine-month period ended September 30, 2005, compared to $19.5 million in compensation and benefits expense for the same period in 2004 – an increase of $1.3 million, or 6.9%. Compensation and benefits expense for the 2005 period includes $370,000 for the establishment of our ESOP plan, an expense that did not exist prior to our mutual-to-stock conversion in June of 2005. Office occupancy and equipment expense decreased by $125,000, or 3.3%, to $3.7 million for the nine months of 2005, compared to $3.8 million for the same period in 2004. Data processing expense increased $106,000, or 5.2%, to $2.2 million for the nine months ended September 30, 2005 compared to $2.0 million for the same period in 2004. The nine-month period ended September 30, 2005 includes $205,000 in expenses paid to an outside consultant for a Sarbanes-Oxley compliant internal controls review, and there were no such expenses for the same period in 2004.

Income Tax Expense. We recorded income tax expense of $3.1 million for the nine months ended September 30, 2005, compared to a tax benefit of $7,000 for the nine months ended September 30, 2004. Tax expense for the nine months ended September 30, 2005 reflects a tax benefit of $473,000, the majority of which relates to tax returns for which statute of limitations had expired during the nine months ended September 30, 2005. As a result of this tax benefit, the effective tax rate for the nine-month period ended September 30, 2005 was 27.8%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis. The principal market risk affecting the Company is interest rate risk. Interest rate risk is defined as the sensitivity of earnings and net asset values to changes in interest rates. As part of our efforts to monitor and manage interest rate risk, we use the “net portfolio value” (NPV) methodology and an internally prepared model to project and quantify interest rate risk. Generally, NPV is the discounted present value of the difference between cash flows on interest-rate sensitive assets and interest-rate sensitive liabilities. The application of this methodology attempts to quantify interest rate risk by projecting the change in NPV and net interest income that would result from various levels of theoretical changes in market interest rates.

The table below sets forth, as of September 30, 2005, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit attrition, and should not be relied upon as indicative of actual results. Given the historically low level of market interest rates, we did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 200 basis points.

	NPV			Net Interest Income
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease) in NPV		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
(Dollars in thousands)
+300	$265,192	$(2,372)	(0.9)%	$55,923	$2,116	3.9%
+200	267,381	(183)	(0.1)	55,374	1,567	2.9
+100	268,994	1,430	0.5	54,739	932	1.7
0	267,564	—	—	53,807	—	—
-100	269,967	2,403	0.9	52,291	(1,516)	(2.8)
-200	266,065	(1,499)	(0.6)	50,609	(3,198)	(5.9)

The table presented above projects that, at September 30, 2005, we would be expected to experience a 0.9% increase in NPV and a $1.5 million decrease in net interest income in the event of an immediate and parallel 100 basis point decrease in interest rates. In the event of an immediate and parallel 200 basis point increase in interest rates, we would be expected to experience a 0.1% decrease in NPV and a $1.6 million increase in net interest income.

Certain shortcomings are inherent in the methodology used in the above table and interest rate risk measurements. Modeling changes in NPV and net interest income require that we make certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The table presented above assumes that the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and accordingly, the table does not reflect the transitory impact of any actions that we may undertake in response to changes in interest rates, such as changes in the rates paid on certain deposit accounts due to local competitive factors, which would change the actual impact on NPV and net interest income. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results. The table also reflects the transitory impact of refundable subscription order receipts.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, the Company’s management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. That evaluation did not identify any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party other than ordinary course, routine litigation incidental to their respective businesses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKFINANCIAL CORPORATION

(Registrant)

Date: November 14, 2005

/s/ F. Morgan Gasior
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