Form 10-K
period 2005-12-31
BankFinancial CORP
filed 2006-03-27
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-51331

BANKFINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	75-3199276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15W060 North Frontage Road, Burr Ridge, Illinois	60527
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 894-6900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $0.01 Par Value

Indicate by check mark whether the issuer is a well-known seasoned issuer as defined in Rule 405 of the Securities Act of 1933. Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.

At March 20, 2006, there were 24,466,250 shares of common stock, $0.01 par value, outstanding.

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2005, determined using a per share closing price on that date of $13.33, as quoted on The Nasdaq Stock Market, was $297,020,286.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K contains, and other periodic reports and press releases of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. We undertake no obligation to update these forward-looking statements in the future. Factors that could have a material adverse effect on operations and could affect management’s outlook or our future prospects include, but are not limited to: higher than expected overhead, infrastructure and compliance costs, changes in market interest rates, a flattening or inversion of the yield curve, less than anticipated balance sheet growth, lack of demand for loan products, unanticipated changes in secondary mortgage market conditions, deposit flows, pricing, underwriting and other forms of competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, deteriorating economic conditions that could result in increased delinquencies in our loan portfolio, the quality or composition of our loan or investment portfolios, demand for financial services and multi-family, commercial and residential real estate loans in our market area, the possible short-term dilutive effect of potential acquisitions or de novo branches, if any, changes in accounting principles, policies and guidelines, and future adverse developments concerning Freddie Mac, Fannie Mae or the Federal Home Loan Bank of Chicago. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

BankFinancial Corporation

BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, became the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”) on June 23, 2005, when we consummated a plan of conversion and reorganization that the Bank and its predecessor holding companies, BankFinancial MHC, Inc. (“BankFinancial MHC”) and BankFinancial Corporation, a federal corporation, adopted on August 25, 2004. BankFinancial Corporation, the Maryland corporation, was organized in 2004 to facilitate the mutual-to-stock conversion and to become the holding company for the Bank upon its completion.

As part of the mutual-to-stock conversion, BankFinancial Corporation, the Maryland corporation, sold 24,466,250 shares of common stock in a subscription offering for $10.00 per share. The separate corporate existences of BankFinancial MHC and BankFinancial Corporation, the federal corporation, ceased upon the completion of the mutual-to-stock conversion. For a further discussion of the mutual-to-stock conversion, see our Prospectus as filed on April 29, 2005 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Rules and Regulations of the Securities Act of 1933 (File Number 333-119217).

BankFinancial Corporation, the Maryland corporation, did not engage in any business prior to the completion of the mutual-to-stock conversion on June 23, 2005. Consequently, this Annual Report on Form 10-K reflects the financial condition and operating results of BankFinancial MHC and BankFinancial Corporation, the federal corporation, and their subsidiaries, including the Bank, until June 23, 2005, and of BankFinancial Corporation, the Maryland corporation, and its subsidiaries, including the Bank, thereafter. The words “Company,” “we” and “our” thus are intended to refer to BankFinancial MHC, BankFinancial Corporation, the federal corporation, and their subsidiaries with respect to matters and time periods occurring on or before June 23, 2005, and to BankFinancial Corporation, the Maryland corporation, and its subsidiaries, with respect to matters and time periods occurring thereafter.

We manage our operations as one unit, and thus do not have separate operating segments. Our chief operating decision-makers use consolidated results to make operating and strategic decisions.

BankFinancial, F.S.B.

The Bank is a full-service, community-oriented savings bank with total assets of $1.614 billion, total net loans of $1.232 billion and total deposits of $1.068 billion at December 31, 2005. The Bank is principally engaged in the business of commercial, family and personal banking, and offers our customers a broad range of loan, deposit, and other financial products and services through 16 full-service banking offices located in Cook, DuPage, Lake and Will Counties, Illinois, and through our Internet Branch, www.bankfinancial.com.

The Bank’s primary business is making loans and accepting deposits. The Bank also offers our customers a variety of financial products and services that are related or ancillary to loans and deposits, including cash management, merchant processing, funds transfers, bill payment and other online banking transactions, automated teller machines, safe deposit boxes, wealth management, and general insurance agency and title insurance services.

The Bank’s primary lending area consists of the counties where our branch offices are located, and contiguous counties in the States of Illinois and Indiana. We derive substantially all of our revenues from these geographic areas. The Bank’s primary market for deposits is currently concentrated around the areas where our full-service banking offices are located.

The Bank was organized in 1924, and was operated as a traditional savings bank until 2000, when we implemented a strategy to transform the Bank into a multi-faceted financial institution with a diversified balance sheet, enhanced capabilities in commercial banking products and services, an expanded geographic presence in the Chicago metropolitan area, and managerial and technological resources and an infrastructure capable of supporting future growth. In furtherance of this strategy, we have actively sought to change the composition of our loans and deposits, expand our multi-family and commercial real estate lending activities, and implement additional commercial lending and leasing capabilities and product lines. We also acquired Success Bancshares, Inc. and its subsidiary, Success National Bank in 2001, and recently entered into a definitive agreement to acquire University National Bank in Chicago’s Hyde Park community. See Item 1, Business, Pending Acquisition.

Lending Activities

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which represent 66.8% of our loan portfolio. At December 31, 2005, $280.2 million, or 22.6%, of our total loan portfolio consisted of multi-family mortgage loans; $275.4 million, or 22.2%, of our total loan portfolio consisted of nonresidential real estate loans; $69.0 million, or 5.6%, of our total loan portfolio consisted of commercial loans; $121.9 million, or 9.8%, of our total loan portfolio consisted of commercial leases; $80.7 million, or 6.5%, of our total loan portfolio consisted of construction and land loans; and $404.2 million, or 32.6%, of our total loan portfolio consisted of one- to four-family residential mortgage loans, including home equity loans and lines of credit and other second mortgage loans.

Deposit Activities

Our deposit accounts consist of savings accounts, NOW accounts, checking accounts, money market accounts, club accounts, certificates of deposit and IRAs and other qualified plan accounts. We provide commercial checking accounts and related services, such as merchant processing and cash management. We also provide low-cost checking account services for low and moderate income customers. We rely on our favorable locations, customer service, competitive pricing, our Internet Branch and related deposit services such as cash management to attract and retain deposit accounts.

At December 31, 2005, our deposits totaled $1.068 billion. Interest-bearing deposits totaled $950.4 million and noninterest-bearing demand deposits totaled $117.4 million, which included $10.0 million in internal checking accounts such as bank cashier checks and money orders, and $11.6 million in title insurance escrow funds. Savings, money market and NOW deposits totaled $600.0 million, and certificates of deposit totaled $350.4 million, of which $255.7 million had maturities of one year or less.

Related Products and Services

The Bank’s Wealth Management Group provides investment, financial planning and other wealth management services to our customers through arrangements with a third party broker-dealer. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc., sells life insurance, fixed annuities, property and casualty insurance and other insurance products on an agency basis, and also offers title insurance and title agency services through its Financial Title Services Division. During the year ended December 31, 2005, Financial Assurance Services reported net income of $135,000, and had 16 employees. The Bank’s other wholly-owned subsidiary, BF Asset Recovery Corporation, is in the business of holding title to certain Bank-owned real estate, and had no net income for the year ended December 31, 2005.

Pending Acquisition

On November 29, 2005, we entered into a Stock Purchase Agreement to acquire University National Bank, a privately held community bank with $111 million in assets and $102 million in deposits as of December 31, 2005, and two banking offices in the Hyde Park community in Chicago, Illinois. Under the terms of the Stock Purchase Agreement, the Company will purchase all of the shares of stock of University National Bank from its parent company, University Bancorporation, for approximately $24 million, subject to adjustment. Following the completion of the stock purchase, University National Bank will be merged into the Bank. The transaction has been approved by our primary federal regulator, the Office of Thrift Supervision, and is currently expected to close in the second quarter of 2006, subject to customary closing conditions.

Competition

We face significant competition in both originating loans and attracting deposits. The Chicago metropolitan area and the counties in which we operate have a high concentration of financial institutions, many of which are significantly larger institutions and have greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by emphasizing personalized banking and local decision-making. Specifically, we promote and maintain relationships and build customer loyalty within local communities by emphasizing decentralized regional management and by focusing our marketing and community involvement on the specific needs of individual neighborhoods. In addition, we, from time to time, seek to meet competition for loans by offering our current and prospective borrowers preferred rates and terms on deposit products for new lending business. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

At December 31, 2005, we had 418 full-time employees and 30 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision And Regulation

General.

As a federally chartered savings bank, the Bank is regulated and supervised by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which a financial institution may engage, and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the primary federal regulator of the institution critiques the financial institution’s operations in a report of examination and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public.

The Bank is a member of, and owns stock in, the Federal Home Loan Bank of Chicago (“FHLBC” or “FHLB”), which is one of the 12 regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System with regard to reserves it must maintain against deposits and other matters. The OTS examines the Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents.

There can be no assurance that laws, rules and regulations will not change in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition, results of operations or prospects. Any change in these laws or regulations, or in regulatory policy, whether by the FDIC, the OTS, the Board of Governors of the Federal Reserve System or Congress, could have a material adverse impact on the Company, the Bank and their respective operations.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business and consumer loans, certain types of securities and certain other loans and assets. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank directly, including real estate investment and insurance agency activities.

Capital Requirements. The regulations of the OTS require savings banks to meet three minimum capital standards: a ratio of tangible capital to adjusted total assets of 1.5%, a ratio of Tier 1 (core) capital to adjusted total assets of 4.0% (3% for institutions receiving the highest rating on the CAMELS rating system), and a ratio of total capital to total risk-adjusted assets of 8.0%. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings banks requires the maintenance of Tier 1, or core, and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term preferred stock, mandatory convertible securities, subordinated debt and intermediate-term preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At December 31, 2005, the Bank’s capital significantly exceeded all applicable requirements.

Loans to One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2005, the Bank was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, the Bank is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. At December 31, 2005, the Bank maintained approximately 76.25% of its portfolio assets in qualified thrift investments, and as of that date, satisfied the QTL test. A savings bank that fails the QTL test must either convert to a bank charter or operate under specified restrictions, including limits on growth, branching, new investment, FHLB advances and dividends. The OTS order approving our mutual-to-stock conversion requires us to maintain our federal savings bank charter until at least June 23, 2008.

Capital Distributions. The regulations of the OTS govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the institution’s capital account. A savings bank must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OTS may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low and moderate income neighborhoods. In connection with its examination of a federal savings bank, the OTS is required to assess the savings bank’s record of compliance with the Community

Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received an “Outstanding” Community Reinvestment Act rating in its most recent OTS examination in 2005.

Privacy Standards. Financial institutions are subject to regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their nonpublic personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on the Bank. The Gramm-Leach-Bliley Act also allows each state to enact legislation that is more protective of consumers’ personal information.

The OTS and other federal banking agencies have adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of a financial institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, to protect against any anticipated threats or hazards to the security or integrity of such records, and to protect against unauthorized access to or use of such records or other information that could result in substantial harm or inconvenience to any customer. The Bank has implemented these guidelines, and such implementation did not have a material adverse effect on our operations.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution, although subsidiaries of federal savings banks are generally not considered affiliates for the purposes of Sections 23A and 23B of the Federal Reserve Act. The Company is an affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. OTS regulations also prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies, and from purchasing the securities of any affiliate, other than a subsidiary.

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. The Bank does not extend credit to its directors and executive officers.

Enforcement. The OTS has primary enforcement responsibility over federal savings institutions, and has the authority to bring enforcement action against the Bank and all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil monetary penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 3% leverage capital, 4% tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% tier 1 risk-based capital or 6% total risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the savings bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2005, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in the Bank are insured by the Savings Association Insurance Fund and, to a limited extent, the Bank Insurance Fund of the FDIC, generally up to a maximum of $100,000 per separately insured depositor. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based system for determining deposit insurance assessments. The FDIC is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all FDIC-insured institutions must pay assessments to the FDIC at an annual rate of approximately

0.0144% of insured deposits to fund interest payments on bonds maturing in 2017 that were issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This law requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The law requires the FDIC to issue implementing regulations and the changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from February 15, 2006.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBC, the Bank is required to acquire and hold shares of capital stock in the FHLBC in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLBC, whichever is greater. As of December 31, 2005, the Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2005, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

The USA PATRIOT Act

The USA Patriot Act of 2001 gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

Holding Company Regulation

The Company is a unitary savings and loan holding company, subject to regulation and supervision by the OTS. The OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to the Bank.

Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it could engage, provided that its subsidiary savings bank was a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts the activities of unitary savings and loan holding companies not existing on, or applied for before, May 4, 1999 to those permissible for financial holding companies or for multiple savings and loan holding companies. The Company is not a grandfathered unitary savings and loan holding company, and therefore is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act includes specific additional disclosure requirements, requires the Securities and Exchange Commission and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the Securities and Exchange Commission. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in the offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If the Company meets the current public information reporting requirements of Rule 144 under the Securities Act of 1933, each affiliate of the Company that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of the Company or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, the Company may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Taxation

Federal Taxation. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996, the Bank was permitted to establish a reserve for bad debts for tax purposes and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank’s taxable income. As a result of the Small Business Protection Act of 1996, the Bank must use the specific charge off method in computing its bad debt deduction for tax purposes.

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should the Bank make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At December 31, 2005, the Bank’s total federal pre-1988 reserve was approximately $14.9 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2005, the Company had an alternative minimum tax credit carryforward of approximately $1.5 million.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001 and 2002) and forward to the succeeding 20 taxable years. At December 31, 2005, the Company had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State and Local Taxation. We pay income tax to the State of Illinois. As a Maryland business corporation, we are required to file annual returns and pay annual fees to the State of Maryland, but these fees are not material in amount. At December 31, 2005, the Company had no net operating loss carryforward for state income tax purposes.

ITEM 1A.	RISK FACTORS

The risks set forth below may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the other risks described in Item 1, Business, Forward-Looking Statements, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Changes in Market Interest Rates Could Adversely Affect Our Financial Condition and Results of Operations

Our financial condition and results of operations are significantly affected by changes in market interest rates because our assets, primarily loans, and our liabilities, primarily deposits, are monetary in nature. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. We are unable to predict changes in market interest rates that are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, including credit risk spreads, and by balance sheet growth, customer loan and deposit preferences and the timing of changes in these variables which themselves are impacted by changes in market interest rates. As a result, changes in market interest rates can significantly impact our net interest income as well as the fair market valuation of our assets and liabilities.

Our Return on Stockholders’ Equity Will Continue to Be Low In the Near Future as a Result of the 2005 Subscription Offering

Net income divided by average stockholders’ equity, known as return on equity, is a ratio that many investors use to compare the performance of a financial institution to its peers. Our capital remains relatively high by industry standards pending a more optimal deployment of the additional capital raised in our mutual-to-stock conversion. Until we can increase our net interest income and noninterest income, we expect our return on equity to continue to be below the industry average, which may negatively affect the value of our shares of common stock.

Our Nonresidential Real Estate Loans, Multi-family Mortgage Loans, Construction and Land Loans, Commercial Loans and Commercial Leases Expose Us to Increased Credit Risks

At December 31, 2005, our portfolio of nonresidential real estate loans totaled $275.4 million, or 22.2% of total loans; our portfolio of multi-family mortgage loans totaled $280.2 million, or 22.6% of total loans; our portfolio of construction and land loans totaled $80.7 million, or 6.5% of total loans; our portfolio of commercial loans totaled $69.0 million, or 5.6% of total loans; and our portfolio of commercial leases totaled $121.9 million, or 9.8% of total loans. We plan to continue to originate these types of loans and retain them in our portfolio, although we may participate portions of some of these loans to other financial institutions. These types of loans generally have greater credit risk than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful business operations of the borrower. These loans typically have larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Many of our borrowers also have more than one nonresidential real estate, multi-family mortgage, construction or commercial loan or lease outstanding with us. Consequently, an adverse development involving one or more loans or credit relationships can expose us to significantly greater risk of loss compared to an adverse development involving a one- to four-family residential mortgage loan.

Our Concentration of Loans within Certain Segments of the Healthcare Industry Exposes Us to Increased Credit Risk

At December 31, 2005, we had $50.9 million of loans to healthcare providers, including loans to nursing homes and hospice care companies and leases to hospitals for equipment. These loans represented 4.1% of our total loan portfolio as of that date. Of these loans, $25.1 million, or 49.3%, were collateralized by real estate. The remainder consisted of working capital lines of credit secured by government accounts receivable, of which we are a joint payee, or by leased equipment. Loans to healthcare providers have unique credit risks. A healthcare provider’s income stream is subject to many factors beyond the control of the healthcare provider, including the risk that the provider will not be reimbursed for all services provided. The State of Illinois has experienced budget shortfalls in recent years, causing delays in state reimbursement for healthcare costs. Government reimbursement rates are also subject to change, including retroactive adjustments. For example, a significant overpayment to a healthcare provider can result in the provider owing significant governmental repayments to the federal or state government. A healthcare provider’s profitability also depends on its ability to maintain certain levels of occupancy. Unexpected declines in occupancy rates can restrict a provider’s cash flow. Any of these factors can impair the ability of our healthcare provider borrowers to make loan repayments, which could result in significant loss to us.

At December 31, 2005, we had not taken any charge-offs within this segment of our loan portfolio, but we have established specific loan loss reserve allowances in the amount of $830,000 for loans to two borrowers with an aggregate principal balance of $7.5 million. In addition, based on deficiencies in debt service coverage requirements, we classified as substandard loans to one borrower, which had an aggregate principal balance of $3.1 million, even though we did not establish a specific loan loss allowance for these loans. All of these borrowers were current on their loan payments to us as of December 31, 2005.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. At December 31, 2005, our allowance for loan losses was $11.5 million, representing 0.93% of total loans and 201.2% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, which may require additions to our allowance. Any material additions to our allowance for loan losses would materially decrease our net income.

The Net Realizable Value of Our Investment Securities Could Be Lower than the Fair Values Assigned to Them Under Accounting Principles Generally Accepted in the United States of America

We determine the fair value of our investment securities in accordance with the guidance set forth in Statement of Financial Accounting Standards “SFAS” 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” Pursuant to this guidance, we determine fair value based on the most recent quoted market price, if available, for the security as of the applicable balance sheet date. If a quoted market price for a specific security is not currently available, we estimate the fair value based on the quoted market price of another security with similar characteristics, adjusted to reflect objectively measurable differences such as coupon rates and reset dates. In the absence of current quoted market prices for the same or a similar security, we use other valuation techniques to determine fair value, such as obtaining broker-dealer valuations or estimating fair value based on valuation modeling. Significant judgment is involved in determining fair value in the absence of current quoted market prices. The fair value of a security is used to determine the amount of any unrealized losses that must be reflected in our other comprehensive income and the net book value of our investment securities. Similarly, if we determine that a security is other-than-temporarily impaired pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 59 (“SAB No. 59”), we use the fair value of a security to determine the amount of the impairment loss and the adjusted cost basis for the security.

The risk that there will be a material difference between a security’s fair value and its net realizable value is particularly significant for the Fannie Mae and Freddie Mac floating rate preferred stocks that we hold in our investment portfolio. Based on the size of our holdings, it is possible that large block trade discounts could substantially reduce the net realizable value of one or more of the Fannie Mae and Freddie Mac floating rate preferred stocks in the event that we were to sell shares in a market transaction. In addition, some of the Fannie Mae and Freddie Mac floating rate preferred stock issuances that we own have traded infrequently or sporadically, which further increases the risk that the quoted market prices for these securities, and thus their fair value, may be higher than the prices for which we could sell shares in a market transaction.

Future Impairment Losses Could be Required on the Fannie Mae and Freddie Mac Floating Rate Preferred Stocks That We Own

We own shares of Fannie Mae and Freddie Mac floating rate preferred stocks with an adjusted cost basis of $79.4 million, and a fair value of $82.3 million at December 31, 2005, based on quoted market prices for these securities. The adjusted cost basis takes into account the pre-tax impairment losses that we recorded in accordance with SAB No. 59 for these securities of $8.8 million in 2004 and $12.5 million in 2003. A number of factors or combination of factors could cause us to conclude in one or more future reporting periods that an unrealized loss existing with respect to one or more of the Fannie Mae and Freddie Mac floating rate preferred stocks constitutes an other-than-temporary impairment. These factors include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value, a change in our intent or ability to hold the security for a period of time sufficient to allow for the forecasted recovery, or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value, including adverse developments concerning Fannie Mae or Freddie Mac.

Our Ability to Successfully Conduct Acquisitions Will Affect Our Ability to Grow Our Franchise and Compete Effectively in Our Marketplace

On November 29, 2005, we entered into a definitive agreement to acquire University National Bank. We will also consider the possible acquisition of other banks, thrifts and other financial services companies to supplement internal growth. Our efforts to acquire other financial institutions and financial service companies may not be successful. Numerous potential acquirors exist for most acquisition candidates, creating intense competition, which particularly affects the purchase price for which the institution can be acquired. In many cases, our competitors have significantly greater resources than we have, and greater flexibility to structure the consideration for the transaction. We may not participate in specific acquisition opportunities if we consider the proposed transaction unacceptable. We also may not be the successful bidder in acquisition opportunities that we pursue due to the willingness or ability of other potential acquirors to propose a higher purchase price or more attractive terms and conditions than we are willing or able to propose. If we are unable to or do not conduct acquisitions, our ability to deploy effectively the capital we raised in the offering, expand our geographic presence and improve our results of operations could be adversely affected.

The Risks Presented by the Acquisition of Other Institutions Could Adversely Affect Our Financial Condition and Results of Operations

If we are successful in conducting acquisitions, including our pending acquisition of University National Bank, we will be presented with many risks that could have a material adverse effect on our financial condition and results of operations. An institution that we acquire may have unknown asset quality issues or unknown or contingent liabilities that we did not discover or fully recognize in the due diligence process, thereby resulting in unanticipated losses. The acquisition of other institutions typically requires the integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operational processes, policies, procedures and internal controls, marketing programs and personnel of the acquired institution in order to make the transaction economically advantageous. The integration process is complicated and time consuming, and could divert our attention from other business concerns and be disruptive to our customers and the customers of the acquired institution. Our failure to successfully integrate an acquired institution could result in the loss of key customers and employees, and prevent us from achieving expected synergies and cost savings. Acquisitions also result in professional fees, purchase price adjustments, the amortization of core deposit intangibles and other expenses that could adversely affect our earnings, and in goodwill that could become impaired, requiring us to recognize further charges. We may finance acquisitions with borrowed funds, thereby increasing our leverage and reducing our liquidity, or with potentially dilutive issuances of equity securities.

Since Our Business is Concentrated in the Chicago Metropolitan Area, a Downturn in the Economy of This Area May Adversely Affect Our Business

Our lending and deposit gathering activities are concentrated primarily in the Chicago metropolitan area. Our success depends on the general economic conditions of this area and surrounding areas. In addition, many of the loans in our loan portfolio are secured by real estate located in the Chicago metropolitan area. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters. Adverse changes in the regional and general economy could also reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

Our Future Success Is Dependent On Our Ability To Compete Effectively In The Highly Competitive Banking Industry

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, we have grown our business successfully by focusing on our geographic markets and emphasizing the high level of service and responsiveness desired by our customers. We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies, real estate conduits, and specialized finance companies. Many of our competitors offer products and services that we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and smaller newer competitors may also be more aggressive in pricing loans and deposits in order to increase their market share. Some of the financial institutions and financial services organizations with which we compete are not subject to the extensive regulations imposed on savings banks and their holding companies. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various financial services.

Our Stock-Based Incentive Plan Will Increase Our Costs and May Dilute Your Ownership Interest

We intend to seek stockholder approval to implement a stock-based incentive plan. If approved, our officers and directors may be awarded, at no cost to them, shares of common stock and options to purchase shares of common stock under this plan. The stock-based incentive plan would be funded either through shares purchased in open market transactions, or from the issuance of authorized but unissued shares of common stock of the Company. While our intention would be to fund the plan through open market purchases, our stockholders would experience a reduction or dilution in ownership interest in the event newly issued shares were used to fund stock options and stock awards.

Various Factors May Make Takeover Attempts That You Want to Succeed More Difficult to Achieve, Which May Affect the Value of Shares of Our Common Stock

Provisions of our articles of incorporation and bylaws, federal regulations, Maryland law and various other factors may make it more difficult for companies or persons to acquire control of the Company without the consent of our board of directors. You may want a takeover attempt to succeed because, for example, a potential acquiror could offer a premium over the then prevailing price of our shares of common stock. The Office of Thrift Supervision regulations prohibit, for three years following the completion of a mutual-to-stock conversion, the direct or indirect acquisition of more than 10% of any class of equity security of a converted savings institution without the prior approval of the Office of Thrift Supervision. Provisions of our articles of incorporation and bylaws also may make it difficult to remove our current board of directors or management if our board of directors opposes the removal. We have elected to be subject to the Maryland Business Combination Act, which places restrictions on mergers and other business combinations with large stockholders. In addition, our articles of incorporation provide that certain mergers and other similar transactions, as well as amendments to our articles of incorporation, must be approved by stockholders owning at least two-thirds of our shares of common stock entitled to vote on the matter unless first approved by at least two-thirds of the number of our authorized directors, assuming no vacancies. If approved by at least two-thirds of the number of our authorized directors, assuming no vacancies, the action must still be approved by a majority of our shares entitled to vote on the matter. In addition, a director can be removed from office, but only for cause, if such removal is approved by stockholders owning at least two-thirds of our shares of common stock entitled to vote on the matter, unless first approved by at least two-thirds of the number of our authorized directors (excluding the director whose removal is sought), assuming no vacancies. If approved by at least two-thirds of the number of our authorized directors, assuming no vacancies, the removal may be with or without cause, but must still be approved by a majority of our voting shares entitled to vote on the matter. Additional provisions include limitations on the voting rights of any beneficial owners of more than 10% of our common stock. Our bylaws, which can only be amended by the board of directors, also contain provisions regarding the timing, content and procedural requirements for stockholder proposals and nominations.

We Continually Encounter Technological Change, and May Have Fewer Resources Than Many of Our Competitors to Continue to Invest In Technological Improvements

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Our Business May Be Adversely Affected by the Highly Regulated Environment In Which We Operate

We are subject to extensive federal and state legislation, regulation, examination and supervision. Recently enacted, proposed and future legislation and regulations could have an adverse effect on our business and operations. Our success depends on our continued ability to comply with these laws and regulations. Some of these regulations may increase our costs. While we cannot predict what effect any future changes in these laws or regulations or their interpretations would have on us, these changes or interpretations may adversely affect our future operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2005, the net book value of our properties was $28.4 million. The following is a list of our offices:

Burr Ridge (Executive Office) 15W060 North Frontage Road Burr Ridge, IL 60527	Chicago-Lincoln Park 2424 N. Clark Street Chicago-Lincoln Park, IL 60614

Olympia Fields 21110 S. Western Avenue Olympia Fields, IL 60461	Naperville 1200 East Ogden Avenue Naperville, IL 60563

North Libertyville 1409 W. Peterson Road Libertyville, IL 60048	Chicago Ridge 6415 W. 95th Street Chicago Ridge, IL 60415

South Libertyville (1) 1123 S. Milwaukee Avenue Libertyville, IL 60048	Calumet Park 1333 W. 127th Street Calumet Park, IL 60827

Lincolnshire One Marriott Drive Lincolnshire, IL 60069	Calumet City 1901 Sibley Boulevard Calumet City, IL 60409

Deerfield 630 N. Waukegan Road Deerfield, IL 60015	Orland Park 48 Orland Square Drive Orland Park, IL 60462

Northbrook 1368 Shermer Road Northbrook, IL 60062	Hazel Crest 3700 W. 183rd Street Hazel Crest, IL 60429

Lincolnwood 3443 W. Touhy Lincolnwood, IL 60712	Joliet 1401 N. Larkin Joliet, IL 60435

Schaumburg 1005 Wise Road Schaumburg, IL 60193

(1)	The Bank currently intends to replace the South Libertyville office with a new building on the existing site, but has not committed to a definite plan to do so. If we proceed with the replacement, we would be required to accelerate the depreciation of the existing building’s undepreciated book value, which was approximately $436,000 as of December 31, 2005. If we do not elect to construct a new building, we would expense approximately $190,000 of accumulated architectural and design planning costs associated with the new structure.

Except for our Chicago-Lincoln Park and Northbrook offices (which are leased), all of our offices are owned. The lease expiration dates are April 30, 2008 for our Chicago-Lincoln Park office and November 30, 2007 for our Northbrook office.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our shares of common stock are traded on the Nasdaq National Market under the symbol “BFIN”. The approximate number of holders of record of the Company’s common stock as of December 31, 2005 was 2,383. Certain shares of the Company are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company’s common stock for the period ended December 31, 2005. The Company began trading on the Nasdaq National Market on June 24, 2005. Accordingly, no information prior to that date is available. The following information was provided by the Nasdaq Stock Market:

2005	High	Low	Close	Dividends
Quarter ended June 30, 2005	$13.86	$13.02	$13.33	$—
Quarter ended September 30, 2005	15.00	13.10	14.20	—
Quarter ended December 31, 2005	14.91	12.99	14.68	—

For a discussion of the Bank’s ability to pay dividends, see “Supervision and Regulation—Federal Banking Regulation.”

At December 31, 2005, there were no compensation plans under which equity securities of the Company were authorized for issuance other than the Employee Stock Ownership Plan.

(b) Not Applicable.

(c) Not Applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The following information is derived from the audited consolidated financial statements of the Company, or, prior to June 24, 2005, BankFinancial MHC, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and related notes included elsewhere in this Annual Report.

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,614,436	$1,492,782	$1,457,911	$1,490,726	$1,635,645
Loans, net	1,231,891	1,091,952	1,067,248	1,077,932	1,187,080
Loans held-for-sale	375	5,531	5,280	11,166	16,087
Securities available-for-sale at fair value	248,238	268,093	257,520	233,572	306,009
Goodwill	10,865	10,865	10,865	10,865	10,817
Core deposit intangible	8,248	9,882	11,583	13,352	15,187
Deposits	1,067,874	1,115,696	1,073,897	1,054,762	1,172,311
Borrowings	191,388	264,742	268,225	307,180	331,974
Equity	328,777	94,888	96,687	103,498	102,472

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Selected Operating Data:
Interest and dividend income	$79,922	$66,298	$68,042	$82,196	$78,451
Interest expense	28,802	23,470	30,552	38,765	48,746

Net interest income	51,120	42,828	37,490	43,431	29,705
Provision (credit) for loan losses	518	(22)	(579)	(422)	2,000

Net interest income after provision (credit) for loan losses	50,602	42,850	38,069	43,853	27,705
Noninterest income	8,955	9,058	8,999	6,861	5,041
Noninterest expense (1)	44,206	50,715	64,061	44,920	29,011

Income (loss) before income tax expense	15,351	1,193	(16,993)	5,794	3,735
Income tax expense (benefit)	4,278	(264)	(7,415)	748	599

Net income (loss)	$11,073	$1,457	$(9,578)	$5,046	$3,136

Earnings per common share	$0.29	N/A	N/A	N/A	N/A
Dividends declared per share	$—	N/A	N/A	N/A	N/A

(footnotes on following page)

	At or For the Years Ended December 31,
	2005	2004	2003	2002	2001
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	0.70%	0.10%	(0.66%)	0.33%	0.25%
Return on equity (ratio of net income (loss) to average equity)	5.18	1.54	(9.98)	4.98	3.10
Net interest rate spread (2)	3.02	2.92	2.46	2.68	2.07
Net interest margin (3)	3.42	3.10	2.72	2.96	2.46
Efficiency ratio (4)	73.58	97.74	137.80	89.32	83.49
Noninterest expense to average total assets	2.79	3.46	4.39	2.89	2.30
Average interest-earning assets to average interest-bearing liabilities	120.45	110.49	111.72	110.76	109.59
Asset Quality Ratios:
Nonperforming assets to total assets	0.36%	0.44%	0.60%	0.99%	0.73%
Nonperforming loans to total loans	0.46	0.59	0.66	1.27	0.92
Allowance for loan losses to nonperforming loans	201.19	168.90	169.02	90.51	122.61
Allowance for loan losses to total loans	0.93	1.00	1.12	1.15	1.12
Capital Ratios:
Equity to total assets at end of period	20.36%	6.36%	6.63%	6.94%	6.26%
Average equity to average assets	13.48	6.45	6.58	6.53	8.04
Tier 1 leverage ratio (bank only)	13.82	7.12	7.18	7.59	6.50
Other Data:
Number of full service offices	16	16	16	16	16
Employees (full time equivalents)	451	446	482	483	459

(1)	Noninterest expense for the year ended December 31, 2004 includes $8.8 million of impairment loss on securities available-for-sale. Noninterest expense for the year ended December 31, 2003 includes $8.3 million of prepayment penalties related to the restructuring of Federal Home Loan Bank advances and $12.5 million of impairment loss on securities available-for-sale.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows focuses on the factors affecting our consolidated financial condition at December 31, 2005 and December 31, 2004, and our consolidated results of operations for the years ended December 31, 2005, 2004 and 2003. The consolidated financial statements and related notes and the discussion of our critical accounting policies appearing elsewhere in these financial statements should be read in conjunction with this discussion and analysis.

Overview

Loans. Net loans receivable increased by $139.9 million, or 12.8%, to $1.232 billion at December 31, 2005, from $1.092 billion at December 31, 2004. Commercial leases increased by $35.5 million. Commercial loans increased by $5.3 million. Multi-family real estate loans increased by $38.5 million. Construction and land loans increased by $21.3 million. One- to four-family residential mortgage loans increased by $41.5 million.

Deposits. Deposits decreased $47.8 million, or 4.3%, to $1.068 billion at December 31, 2005, from $1.116 billion at December 31, 2004. The decrease was primarily due to a $89.9 million, or 20.4%, decrease in certificates of deposit to $350.4 million at December 31, 2005, from $440.3 million at December 31, 2004, principally due to our use of some of the net proceeds of our subscription offering to reduce wholesale funding, and to account withdrawals by depositors to fund stock purchases in the subscription offering.

Borrowings. Borrowings decreased $73.4 million, or 27.7%, to $191.4 million at December 31, 2005, from $264.7 million at December 31, 2004, reflecting the impact of our near term strategy to deploy some of the net proceeds of our subscription offering to reduce wholesale funding.

Stockholders’ Equity. Total stockholders’ equity totaled $328.8 million at December 31, 2005, compared to members’ equity of $94.9 million at December 31, 2004, due primarily to the additional capital raised in our mutual-to-stock conversion and our 2005 net income.

Net Income. We had net income of $11.1 million for the year ended December 31, 2005, compared to net income of $1.5 million in 2004 and a net loss of $9.6 million in 2003.

Net Interest Income. Net interest income increased $8.3 million to $51.1 million for the year ended December 31, 2005, from $42.8 million for the year ended December 31, 2004. Factors contributing to the increase in net interest income included a 32 basis point increase in our net interest margin to 3.42%, a $116.0 million increase in average earning assets to $1.496 billion, and a $7.0 million decrease in average interest-bearing liabilities to $1.242 billion. In 2003, net interest income was $37.5 million.

Provision for Loan Losses. Primarily due to the strong loan growth that occurred in the latter half of 2005, we recorded a provision for loan losses of $518,000 for the year ended December 31, 2005, compared to credits for loan losses of $22,000 and $579,000 for the years 2004 and 2003, respectively.

Noninterest Income. Noninterest income decreased slightly to $9.0 million for the year ended December 31, 2005, compared to $9.1 million for 2004 and $9.0 million in 2003. Although fee income increased by $447,000, the increase was more than offset by lower gains on the sales of loans and securities and lower real estate owned (“REO”) income.

Noninterest Expense. Noninterest expense for the year ended December 31, 2005 was $44.2 million, compared to $50.7 million for 2004 and $64.1 million for 2003. The results for 2004 and 2003 included $8.8 million and $12.5 million, respectively, of pre-tax impairment losses on our Fannie Mae and Freddie Mac floating rate preferred stocks due to our application of SAB No. 59 to those securities. In addition, 2003 noninterest expense included $8.3 million in prepayment penalty expenses arising out of our restructuring of certain Federal Home Loan Bank advances.

Income Taxes. We recorded income tax expense of $4.3 million for the year ended December 31, 2005, and income tax benefits of $264,000 for 2004 and $7.4 million for 2003.

Key Strategic Initiatives And Events

Mutual-to-Stock Conversion. Our mutual-to-stock conversion was completed on June 23, 2005. In the conversion, we issued 24,466,250 shares of common stock in a subscription offering for $10.00 per share. The net proceeds of the subscription offering totaled $220.7 million, excluding $19.6 million in stock purchased by our ESOP.

Pending Acquisition. On November 29, 2005, we entered into a Stock Purchase Agreement to acquire University National Bank, a privately held community bank with $111 million in assets and $102 million in deposits as of December 31, 2005, and two banking offices in the Hyde Park community in Chicago, Illinois. Under the terms of the Stock Purchase Agreement, the Company will purchase all of the shares of stock of University National Bank from its parent company, University Bancorporation, for approximately $24 million, subject to adjustment. Following the completion of the stock purchase, University National Bank will be merged into the Bank. The transaction has been approved by our primary federal regulator, the Office of Thrift Supervision, and is currently expected to close in the second quarter of 2006, subject to customary closing conditions.

Economic And Competitive Conditions

Generally, our results of operations are strongest when we experience a positively-sloped yield curve and a historically-reliable return on the credit risks presented by investment and business lending. The unfavorable yield curve and competitive loan and deposit pricing in our Chicago market intensified in 2005, and now appear to be persisting into 2006. For example, the negative yield differential between adjustable-rate loans and fixed-rate loans now causes customers to seek refinancing into lower-cost fixed-rate loans. Consequently, we experienced some net interest margin compression in the fourth quarter of 2005. Our acquisition of University National Bank is currently expected to close in the second quarter of 2006, and we believe that its strong core deposit base and low loan to deposit ratio may help mitigate (though it will not eliminate) future margin compression pressures.

Although we enjoyed significant loan growth in 2005, we continue to accept credit risk selectively. We began decreasing our exposure to residential condominium construction loans in the second quarter of 2005 in part because of our concerns about excessive unit inventory, longer project absorption periods and rising prices for land and building materials in the overall Chicago metropolitan market. Residential condominium conversion projects also tend to distort valuations for multi-family residential buildings, resulting in fewer transactions meeting our debt service coverage requirements despite lower initial loan-to-value ratios. Valuations for retail commercial real estate are also at historic high levels with similarly adverse consequences for debt service coverage compliance as rents have not matched the pace of increased asset values. Though we respond as flexibly as possible to individual customer situations, our general unwillingness to materially relax historical underwriting standards could adversely affect future loan growth in these categories and thus increase pressures on our net interest margin.

Given these factors affecting investment and business real estate lending, we will continue to increase our focus on marketing to existing customers and local business owners for floating-rate commercial and industrial loans. These relationships take time to build and implement, as they often involve taking on a fundamental role within the customer’s business operations. We believe we are increasingly well-positioned to serve these prospects, and that they may prove to be a valuable long-term source for new banking and non-traditional financial services business.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are as follows:

Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Our allowance for loan losses provides for probable incurred losses based upon evaluations of known and inherent risks in the loan portfolio. We review the level of the allowance on a quarterly basis and establish the provision for loan losses based upon historical loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors to assess the adequacy of the allowance for loan losses. Among the material estimates that we must make to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on affected loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if borrower financial, collateral valuation or economic conditions differ substantially from the information and assumptions used in making the evaluation. In addition, as an integral part of their examination process, our regulatory agencies periodically review the allowance for loan losses. These agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Other-Than-Temporary Impairment of Securities. We evaluate our investment securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other-than-temporarily impaired under SAB No. 59, which provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer specific factors, the holder must assess whether the impairment is other-than-temporary. The assessment must consider all available evidence relating to the realizable value of the investment, including the length of time and the extent to which the market value of the investment has been less than cost; the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer; and the intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

Intangible Assets. Acquisitions accounted for under purchase accounting must follow SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires us to record as assets on our financial statements both goodwill, an intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired, and identifiable intangible assets such as core deposit intangibles and non-compete agreements. Under SFAS No. 142, we regularly evaluate goodwill for impairment, and we will reduce its carrying value through a charge to earnings if impairment exists. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by us to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates that we used to determine the carrying value of our goodwill and identifiable intangible assets or which otherwise adversely affect their value or estimated lives could have a material adverse impact on our results of operations. As of

December 31, 2005, our intangible assets consisted of goodwill of $10.9 million and core deposit intangible of $8.2 million.

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the future servicing fees from the right to service loans in our loan servicing portfolio. Mortgage servicing rights are recognized as assets for both purchased rights and for the allocation value of retained servicing rights on loans sold. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires a number of estimates, the most critical of which is the mortgage loan prepayment speed assumption. The mortgage loan prepayment speed assumption is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of our mortgage servicing assets declines. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential declines in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by geographic and prepayment characteristics. Based on the significance of any changes in assumptions since the preceding appraisal, this valuation may include an independent appraisal of the fair value of our servicing portfolio.

Key economic assumptions that we used in measuring the fair value of our mortgage servicing rights as of December 31, 2005 and the effect on the fair value of our mortgage servicing rights from adverse changes in those assumptions, are as follows:

At December 31, 2005
(Dollars in thousands)
Estimated fair value of mortgage servicing rights	$3,096
Weighted-average annual prepayment speed	22.12%
Decrease in value from 10% adverse change	$162
Decrease in value from 20% adverse change	$307
Weighted-average annual discount rate	12.00%
Decrease in value from 10% adverse change	$97
Decrease in value from 20% adverse change	$188

The sensitivities reflected in the table above are hypothetical and may not fully predict actual decreases in value. Changes in fair value based on variations in individual assumptions generally cannot be used to predict changes in fair value based upon further variations of the same assumptions. Also, in the above table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another factor, which could magnify or counteract the sensitivities.

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. No valuation allowances were required at December 31, 2005. We may be required to establish a valuation allowance in the future if we sell Fannie Mae or Freddie Mac preferred stocks. Although we have determined a valuation allowance is not required for any deferred tax assets, there is no guarantee that these assets will be recognizable in the future.

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

Balance Sheet

Total assets increased $121.7 million, or 8.1%, to $1.614 billion at December 31, 2005, from $1.493 billion at December 31, 2004. The increase was primarily the result our receipt of the proceeds of our subscription offering and the deployment of these proceeds, among other things, to increase net loans receivable.

Our loan portfolio consists primarily of investment and business loans, making up approximately 66.8% of our gross portfolio. Net loans receivable increased by $139.9 million, or 12.8%, to $1.232 billion at December 31, 2005, from $1.092 billion at December 31, 2004. Loans originated for investment and loans purchased totaled $493.5 million and $113.9 million, respectively, and were partially offset by net loan pay-downs of $442.5 million, the securitization of $24.2 million of adjustable rate, one- to four-family residential mortgage loans into mortgage-backed securities classified as available-for-sale, and our selling $26.1 million of fixed-rate one- to four-family residential loans during the year. Commercial leases increased by $35.5 million, or 41.1%, to $121.9 million. Commercial loans increased by $5.3 million, or 8.3%, to $69.0 million. Multi-family real estate loans increased by $38.5 million, or 15.9%, to $280.2 million. Construction and land loans increased by $21.3 million, or 35.9%, to $80.7 million. One- to four-family residential mortgage loans increased by $41.5 million, or 11.4%, to $404.2 million.

Net securities available-for-sale decreased $19.9 million, or 7.4%, to $248.2 million at December 31, 2005, from $268.1 million at December 31, 2004. The decrease was the result of $45.8 million of principal repayments, offset by our securitization of $24.2 million of adjustable-rate, one- to four-family residential mortgage loans, and a $4.8 million, or 6.2%, increase in the fair value of our portfolio of Fannie Mae and Freddie Mac floating rate preferred stocks to $82.3 million at December 31, 2005, from $77.5 million at December 31, 2004.

Cash and cash equivalents increased by $8.7 million to $38.0 million at December 31, 2005, compared to $29.3 million at December 31, 2004. Other assets decreased by $2.6 million, or 18.0%, to $11.9 million at December 31, 2005, from $14.6 million at December 31, 2004.

Deposits decreased $47.8 million, or 4.3%, to $1.068 billion at December 31, 2005, from $1.116 billion at December 31, 2004. The decrease was primarily due to a $89.9 million, or 20.4%, decrease in certificates of deposit to $350.4 million at December 31, 2005, from $440.3 million at December 31, 2004. The decrease in certificates of deposit was principally due to our use of some of the net proceeds of our subscription offering to reduce wholesale funding, and to account withdrawals by depositors to fund stock purchases in the subscription offering. The decrease was partially offset by a $42.9 million, or 20.9%, increase in money market accounts to $248.9 million at December 31, 2005, from $205.9 million at December 31, 2004. Core deposits (savings, money market, noninterest bearing demand and NOW accounts) increased $42.1 million, or 6.2%, totaling 67.2% of total deposits at December 31, 2005, compared to 60.5% of total deposits at December 31, 2004.

Borrowings decreased $73.4 million, or 27.7%, to $191.4 million at December 31, 2005, from $264.7 million at December 31, 2004. The decrease in borrowings also reflected the impact of our near term strategy to deploy some of the net proceeds of the subscription offering to reduce wholesale funding.

Total stockholders’ equity was $328.8 million at December 31, 2005, compared to members’ equity of $94.9 million at December 31, 2004. Our mutual-to-stock conversion was consummated on June 23, 2005. In the conversion, we issued 24,466,250 shares of common stock in a subscription offering for $10.00 per share. The net proceeds of the subscription offering totaled $220.7 million, excluding the $19.6 million in stock purchased by our ESOP. Total stockholders’ equity at December 31, 2005 reflected a $147,000 unrealized loss on securities available-for-sale, net of tax, and net income of $11.1 million for 2005.

Loan Portfolio

We originate multi-family mortgage loans, nonresidential real estate loans, commercial loans and commercial leases, and construction and land loans. In addition, we originate one- to four-family residential mortgage loans and consumer loans. We also purchase and sell loan participations from time to time. The following briefly describes our principal loan products.

Multi-family Mortgage Loans. Loans secured by multi-family mortgages totaled approximately $280.2 million, or 22.6% of our total loan portfolio, at December 31, 2005. Multi-family mortgage loans generally are secured by multi-family rental properties, such as apartment buildings, including subsidized apartment units. The majority of our multi-family mortgage loans have adjustable interest rates following an initial fixed-rate period, typically between three and five years.

Nonresidential Real Estate Loans. Loans secured by nonresidential real estate totaled $275.4 million, or 22.2% of our total loan portfolio at December 31, 2005. We emphasize nonresidential real estate loans with initial principal balances between $1.0 million and $5.0 million. The nonresidential real estate properties securing these loans are predominantly office buildings, light industrial buildings, shopping centers and mixed-use developments and, to a lesser extent, more specialized properties such as nursing homes and other healthcare facilities. Substantially all of our nonresidential real estate loans are secured by properties located in our primary market area. Our nonresidential real estate loans are typically written as three- or five-year adjustable-rate mortgages or mortgages with balloon maturities of three or five years. Amortization of these loans is typically based on 20- to 25-year payout schedules. We also originate some 15-year fixed-rate, fully amortizing loans.

Commercial Loans. Commercial loans amounted to $69.0 million, or 5.6% of the total loan portfolio at December 31, 2005. These totals include unsecured commercial loans with an aggregate outstanding balance of $10.7 million. We generally make commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to five years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to (i) a lending rate that is determined internally, or (ii) a short-term market rate index.

Commercial Leases. Commercial leases totaled $121.9 million, or 9.8% of our total loan portfolio at December 31, 2005. Our commercial leases are secured primarily by technology equipment and other capital equipment. Generally, commercial leases are secured by an assignment by the leasing company of the lease payments and by a secured interest in the equipment being leased. Lease loans generally are non-recourse to the leasing company. Consequently, we underwrite lease loans by examining the creditworthiness of the lessee rather than the lessor. The lessee acknowledges our security interest in the leased equipment and agrees to send lease payments directly to us. Lessees tend to be publicly-traded companies with investment-grade rated debt or companies that have not issued public debt and therefore do not have a public debt rating. We require that a minimum of 50% of our commercial leases be to companies with an investment grade public debt rating by Moody’s or Standard & Poors, or an equivalent rating. Commercial leases to these entities have a maximum maturity of eight years and a maximum outstanding credit exposure of $12.0 million to any single entity. Leases to companies without public debt ratings generally involve companies with net worth in excess of $25.0 million and are subjected to the same internal credit analysis as any other commercial customer. Commercial leases to these lessees have a maximum maturity of five years and a maximum outstanding credit exposure of $5.0 million.

Construction and Land Loans. Construction and land loans amounted to $80.7 million, or 6.5% of the total loan portfolio at December 31, 2005. These loans generally consist of land acquisition loans to help finance the purchase of land intended for further development, including single-family houses, multi-family housing and commercial income property, development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder, often in conjunction with development loans. In general, the maximum loan-to-value ratio for a land acquisition loan is 65% of the appraised value of the property, and the maximum term of these loans is two years. The maximum amount loaned on a development loan is generally limited to the cost of the improvements, and advances are made in accordance with a schedule reflecting the cost of the improvements. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 90% of actual construction costs and, as required by applicable regulations, a 75% loan to completed appraised value ratio.

One- to Four-Family Residential Mortgage Lending. Conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans totaled $404.2 million, or 32.6% of our total loan portfolio at December 31, 2005, including home equity loans and lines of credit totaling $8.0 million, or 0.6% of our total loan portfolio, and $92.5 million, or 7.5% of our total loan portfolio, respectively. We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which is currently $417,000 for single-family homes. At December 31, 2005, our adjustable-rate residential mortgage portfolio totaled $216.0 million, and included $4.9 million in loans that re-price once a year and $211.1 million in loans that reprice periodically after an initial fixed-rate period of three years or more. During 2005, we securitized some of our conforming adjustable-rate residential mortgage loans and retained the servicing rights. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential	$404,196	32.63%	$362,701	32.97%	$350,275	32.54%	$453,884	42.00%	$650,486	54.33%
Multi-family mortgage	280,238	22.62	241,713	21.97	240,733	22.36	212,441	19.65	137,472	11.48
Nonresidential real estate	275,418	22.23	277,380	25.22	270,128	25.09	251,459	23.27	239,857	20.03
Construction and land	80,705	6.52	59,369	5.40	64,403	5.98	36,879	3.41	50,245	4.20
Commercial loans	68,988	5.58	63,727	5.79	67,950	6.31	79,459	7.35	87,829	7.34
Commercial leases	121,898	9.84	86,362	7.85	72,962	6.78	37,166	3.44	16,671	1.39
Consumer	2,022	0.16	2,755	0.25	3,502	0.32	3,909	0.36	8,117	0.68
Other (1)	5,219	0.42	6,044	0.55	6,621	0.62	5,572	0.52	6,667	0.55

Total loans	1,238,684	100.00%	1,100,051	100.00%	1,076,574	100.00%	1,080,769	100.00%	1,197,344	100.00%

Loans in process	2,180		824		993		8,466		2,205
Net deferred loan origination costs	2,541		2,096		1,715		1,158		996
Allowance for loan losses	(11,514)		(11,019)		(12,034)		(12,461)		(13,465)

Total loans, net	$1,231,891		$1,091,952		$1,067,248		$1,077,932		$1,187,080

(1)	Includes municipal loans.

Loan Portfolio Maturities and Yields

The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2005. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

Scheduled Repayments of Loans:	Within 1 year	One year through Five Years	Beyond Five Years	Total
	(Dollars in thousands)
One- to four-family residential	$117,249	$52,279	$234,668	$404,196
Multi-family mortgage	14,605	91,495	174,138	280,238
Nonresidential real estate	55,294	179,270	40,854	275,418
Construction and land	74,447	5,835	423	80,705
Commercial loans, leases and other	111,702	76,980	7,423	196,105
Consumer	1,100	922	—	2,022

Total loans	$374,397	$406,781	$457,506	$1,238,684

				Total
Loans maturing after one year:
Predetermined (fixed) interest rates				$399,494
Adjustable interest rates				464,793

Total loans				$864,287

Nonperforming Loans and Assets

We review loans on a regular basis, and place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we believe that there is sufficient reason to question the borrower’s ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are not recognized as income unless warranted based on the borrower’s financial condition and payment record.

At December 31, 2005, we had nonaccrual loans of $5.7 million. No interest income was recognized on these loans. The gross interest income that would have been recorded at December 31, 2005 had the nonaccrual loans remained on accrual status in 2005 totaled $521,000.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as REO until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At December 31, 2005, we had REO of $153,000.

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets at the dates indicated.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family residential	$1,484	$1,725	$2,793	$4,233	$5,203
Multi-family mortgage	477	1,226	—	751	826
Nonresidential real estate	2,464	2,093	3,616	7,298	2,741
Construction and land	—	—	345	—	169
Commercial loans	1,159	1,259	366	1,486	2,043
Commercial leases	139	221	—	—	—
Consumer	—	—	—	—	—

Total nonperforming loans	5,723	6,524	7,120	13,768	10,982

Real estate owned:
One- to four-family residential	153	—	749	723	980
Nonresidential real estate	—	—	—	230	—
Land	—	—	885	—	—

Total real estate owned	153	—	1,634	953	980

Total nonperforming assets	$5,876	$6,524	$8,754	$14,721	$11,962

Ratios:
Nonperforming loans to total loans	0.46%	0.59%	0.66%	1.27%	0.92%
Nonperforming assets to total assets	0.36	0.44	0.60	0.99	0.73

Risk Classification of Assets

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.

On the basis of our review of our assets at December 31, 2005, classified assets consisted of substandard assets of $15.3 million and doubtful assets of $1.3 million, and we had no loans classified as loss assets. The classified assets total includes $5.7 million of nonperforming loans. Included in the substandard are $10.6 million of loans to healthcare providers. As of December 31, 2005, we had not taken any charge-offs on these types of loans, but we established specific loan loss reserve allowances in the amount of $830,000 for loans to two borrowers with an aggregate principal balance of $7.5 million. In addition, based on deficiencies in debt service coverage requirements, we classified loans to one borrower, which had an aggregate principal balance of $3.1 million, as substandard, even though we did not establish a specific loan loss reserve for these loans. All of these borrowers were current on their loan payments to us at December 31, 2005. As of December 31, 2005, we had $14.4 million of assets designated as special mention.

Allowance for Loan Losses

We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses incurred in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.

We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable incurred losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of three components:

•	specific allowances established for any impaired multi-family mortgage, nonresidential real estate, construction and land, commercial, and commercial lease loans for which the recorded investment in the loan exceeds the measured value of the loan;

•	allowances for loan losses for each loan type based on historical loan loss experience; and

•	adjustments to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable incurred losses for each loan type.

The adjustments to historical loss experience are based on our evaluation of several factors, including levels of, and trends in, past due and classified loans; levels of, and trends in, charge-offs and recoveries; trends in volume and terms of loans, including any credit concentrations in the loan portfolio; experience, ability, and depth of lending management and other relevant staff; and national and local economic trends and conditions.

We evaluate the allowance for loan losses based upon the combined total of the specific, historical loss and general components. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable incurred losses than would be the case without the increase. Conversely, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology generally results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

We regularly review our loan portfolio to determine whether any loans require classification in accordance with applicable regulations. When we classify loans as either substandard or doubtful, we allocate a portion of the related general loss allowances to such loans as we deem prudent. The allowance for loan losses represents amounts that have been established to recognize incurred losses in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem loans as loss, we charge-off such amount. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. Our determination as to the risk classification of our loans and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$11,019	$12,034	$12,461	$13,465	$7,464
Charge-offs:
One- to four-family residential	—	—	(29)	(100)	(112)
Multi-family mortgage	—	—	—	(31)	—
Nonresidential real estate	—	(1,127)	—	(70)	—
Construction and land	—	—	—	—	—
Commercial loans	(49)	(218)	(368)	(1,046)	—
Commercial leases	—	—	—	—	—
Consumer	(66)	(48)	(36)	(45)	(30)

Total charge-offs	(115)	(1,393)	(433)	(1,292)	(142)
Recoveries:
One- to four-family residential	—	68	26	286	—
Multi-family mortgage	—	—	—	—	—
Nonresidential real estate	—	—	275 (1)	275 (1)	—
Construction and land	—	—	—	—	—
Commercial loans	88	311	278	—	—
Commercial leases	—	—	—	149	—
Consumer	4	21	6	—	2

Total recoveries	92	400	585	710	2
Net (charge-offs) recoveries	(23)	(993)	152	(582)	(140)
Acquisition of Success Bancshares	—	—	—	—	4,141
Provision (credit) for loan losses	518	(22)	(579)	(422)	2,000

Balance at end of year	$11,514	$11,019	$12,034	$12,461	$13,465

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.02%	0.09%	(0.01)%	0.05%	0.02%
Allowance for loan losses to nonperforming loans	201.19	168.90	169.02	90.51	122.61
Allowance for loan losses to total loans	0.93	1.00	1.12	1.15	1.12

(1)	Recoveries relate to loans previously charged off by Success Bancshares.

Net Charge-offs and Recoveries

Net charge-offs decreased by $970,000 to $23,000 for the year ended December 31, 2005, from $993,000 for the year ended December 31, 2004. Total charge-offs declined by $1.3 million to $115,000 for the year ended December 31, 2005, from $1.4 million for the year ended December 31, 2004. Total recoveries in 2005 decreased by $308,000.

Net charge-offs increased by $1.1 million to $993,000 for the year ended December 31, 2004, from a net recovery of $152,000 for the year ended December 31, 2003. Total charge-offs increased by $960,000 to $1.4 million for the year ended December 31, 2004, from $433,000 for the year ended December 31, 2003. Total recoveries in 2004 decreased by $185,000 compared to 2003. Total recoveries in 2004 included a $300,000 recovery on a commercial loan that Success National Bank had charged-off prior to our acquisition of Success Bancshares. The 2003 recoveries included a recovery of $278,000 for several commercial loans and $275,000 for two non-residential loans that Success National Bank had charged-off prior to the acquisition.

The provision for loan losses was $518,000 in 2005, and we had credits for loan losses of $22,000 and $579,000 in 2004 and 2003, respectively.

Allocation of Allowance for Loan Losses

During 2001, we expanded our methodology for calculating our allowance for loan losses to fully allocate the general reserve component of our allowance for loan losses to specific types of loans, thereby better linking our assessment of the underlying risks attributed to each loan category. This action was taken, in part, as a result of the Federal Financial Institutions Examination Council’s issuance in 2001 of its “Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions.” This Policy Statement is consistent with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 102, “Selected Loan Loss Methodology and Documentation Issues.”

The following table sets forth our allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2005			2004			2003
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential	$1,418	$404,196	32.63%	$1,289	$362,701	32.97%	$1,322	$350,275	32.54%
Multi-family mortgage	2,102	280,238	22.62	1,950	241,713	21.97	1,797	240,733	22.36
Nonresidential real estate	3,423	275,418	22.23	3,304	277,380	25.22	4,313	270,128	25.09
Construction and land	1,210	80,705	6.52	899	59,369	5.40	976	64,403	5.98
Commercial loans	2,362	68,988	5.58	2,736	63,727	5.79	2,908	67,950	6.31
Commercial leases	718	121,898	9.84	543	86,362	7.85	365	72,962	6.78
Consumer	17	2,022	0.16	18	2,755	0.25	26	3,502	0.32
Other (1)	104	5,219	0.42	121	6,044	0.55	166	6,621	0.62
Unallocated	160	—	—	159	—	—	161	—	—

Total	$11,514	$1,238,684	100.00%	$11,019	$1,100,051	100.00%	$12,034	$1,076,574	100.00%

	At December 31,
	2002			2001
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential	$1,643	$453,884	42.00%	$2,351	$650,486	54.33%
Multi-family mortgage	1,592	212,441	19.65	1,043	137,472	11.48
Nonresidential real estate	5,410	251,459	23.27	3,156	239,857	20.03
Construction and land	553	36,879	3.41	1,225	50,245	4.20
Commercial loans	2,727	79,459	7.35	5,212	87,829	7.34
Commercial leases	186	37,166	3.44	83	16,671	1.39
Consumer	51	3,909	0.36	222	8,117	0.68
Other (1)	139	5,572	0.52	167	6,667	0.55
Unallocated	160	—	—	6	—	—

Total	$12,461	$1,080,769	100.00%	$13,465	$1,197,344	100.00%

(1)	Includes municipal loans.

Investment Securities

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

At December 31, 2005, our debt securities consisted of mortgage-backed pass-through securities issued or sponsored by Fannie Mae, Freddie Mac or Ginnie Mae, collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”) guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, SBA guaranteed loan participation certificates, and state and municipal securities. Our equity securities consisted almost entirely of shares of five floating rate preferred stocks issued by two government-sponsored entities, Freddie Mac and Fannie Mae, one Freddie Mac fixed rate preferred stock, and common stock issued by the FHLBC. Other than our FHLBC common stock, all securities were classified as available for sale pursuant to SFAS No. 115 as of December 31, 2005, 2004 and 2003.

We hold the FHLBC common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost and fair value of our FHLBC common stock as of December 31, 2005 was $25.4 million based on its par value. There is no market for our FHLBC common stock. Due to our receipt of stock dividends and a reduction of our outstanding FHLBC advances, we owned shares of FHLBC common stock at December 31, 2005 with a par value that was $16.2 million more than we were required to own, to maintain our membership, in the Federal Home Loan Bank System and to be eligible to obtain advances (“excess” or “voluntary” capital stock).

The FHLBC has suspended voluntary redemptions of excess or voluntary capital stock until such time as it and the Federal Housing Finance Board reach an agreement on various proposed amendments to the FHLBC’s business plan and retained earnings policy.

The following table sets forth the composition, amortized cost and fair value of our securities available for sale at the dates indicated.

	At December 31,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment Securities:
State and municipal securities	$3,085	$3,145	$3,470	$3,464	$2,385	$2,385
SBA guaranteed loan participation certificates	1,859	1,853	1,958	1,941	2,613	2,601
Equity securities:
Freddie Mac	65,600	67,375	65,600	63,960	71,100	72,950
Fannie Mae	18,360	19,795	18,360	18,360	21,653	21,775
Other	—	—	—	—	480	610
Other debt securities	—	—	—	—	100	100

Total investment securities available-for-sale	88,904	92,168	89,388	87,725	98,331	100,421

Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	146,433	143,098	161,768	161,002	127,239	128,116
Freddie Mac	10,182	10,009	16,360	16,166	24,642	24,424
Ginnie Mac	1,349	1,321	1,504	1,500	1,748	1,727
CMOs and REMICs	1,615	1,642	1,673	1,700	2,802	2,832

Total mortgage-backed securities available-for-sale	159,579	156,070	181,305	180,368	156,431	157,099

Total securities available-for-sale	$248,483	$248,238	$270,693	$268,093	$254,762	$257,520

We determine the fair value of our investment securities in accordance with the guidance set forth in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” Pursuant to this guidance, we determine fair value based on the most recent quoted market price, if available, for the security as of the applicable balance sheet date. If a quoted market price for a specific security is not currently available, we estimate the fair value based on the quoted market price of another security with similar characteristics, adjusted to reflect objectively measurable differences such as coupon rates and reset dates. In the absence of current quoted market prices for the same or a similar security, we use other valuation techniques to determine fair value, such as obtaining broker-dealer valuations or estimating fair value based on valuation modeling. The fair value of a security is used to determine the amount of any unrealized losses that must be reflected in our other comprehensive income and the net book value of our investment securities. Similarly, if we determine that a security is other-than-temporarily impaired pursuant to SAB No. 59, we use the fair value of the security to determine the amount of the impairment loss and the adjusted cost basis for the security.

We evaluate investment securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other-than-temporarily impaired under SAB No. 59, which provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer specific factors, the holder must assess whether the impairment is other-than-temporary. We evaluated the unrealized losses that existed on certain debt securities and certain Fannie Mae and Freddie Mac floating rate preferred stock at various times during 2005, and concluded that they were primarily attributable to increases in interest rates rather than credit quality or other issuer-specific factors. Since we have the ability and currently intend to hold these securities until a recovery occurs or, in the case of debt securities, the securities mature, and our carrying cost is projected to recover as market interest rates change, we did not consider the unrealized losses on these securities to be other-than-temporary impairments at December 31, 2005, and thus did not record any impairment losses for the year ended December 31, 2005. We recorded an $8.8 million impairment loss, pre-tax, during 2004, and a $12.5 million impairment loss, pre-tax, during 2003, with respect to unrealized losses that then existed with respect to our Fannie Mae and Freddie Mac floating rate preferred stocks. See - Critical Accounting Policies.

Portfolio Maturities and Yields. The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2005 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis as the amount is immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	$—	—%	$—	—%	$—	—%	$146,433	4.10%	$146,433	4.10%	$143,098
Freddie Mac	—	—	115	6.46	262	4.24	9,805	3.79	10,182	3.83	10,009
Ginnie Mae	—	—	—	—	—	—	1,349	4.86	1,349	4.86	1,321
CMOs and REMICs	—	—	—	—	—	—	1,615	5.54	1,615	5.54	1,642

Total	—	—	115	6.46	262	4.24	159,202	4.10	159,579	4.10	156,070

Investment Securities:
State and municipal securities	425	3.89	1,985	4.28	675	4.39	—	—	3,085	4.25	3,145

SBA guaranteed loan participation certificates	—	—	—	—	—	—	1,859	4.71	1,859	4.71	1,853

Total	425	3.89	1,985	4.28	675	4.39	1,859	4.71	4,944	4.42	4,998

Total debt securities available-for-sale	$425	3.89%	$2,100	4.40%	$937	4.35%	$161,061	4.11%	$164,523	4.11%	$161,068

Sources of Funds

Deposits. At December 31, 2005, our deposits totaled $1.068 billion. Interest-bearing deposits totaled $950.4 million and noninterest-bearing demand deposits totaled $117.4 million. NOW, savings and money market deposits totaled $600.0 million at December 31, 2005. Demand deposits at December 31, 2005 included $10.0 million in internal checking accounts, such as bank cashier checks and money orders, and $11.1 million in title insurance escrow funds. At December 31, 2005, we had a total of $350.4 million in certificates of deposit, of which $255.7 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service, competitive pricing, our Internet Branch and related deposit services such as cash management to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits because they are more difficult to retain than core deposits. At December 31, 2005, we had a total of $9.8 million of brokered certificates of deposits.

The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	Years Ended December 31,
	2005			2004			2003
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Retail	$23,512	2.10%	—%	$23,643	2.15%	—%	$24,058	2.27%	—%
Commercial	85,435	7.62	—	79,455	7.22	—	83,881	7.92	—

Total demand deposits	108,947	9.72	—	103,098	9.37	—	107,939	10.19	—
NOW deposits	268,404	23.93	0.85	232,193	21.10	0.54	237,480	22.44	0.51
Savings deposits	128,867	11.49	0.78	134,491	12.22	0.61	127,212	12.01	0.54
Money market deposits	223,334	19.92	2.84	181,596	16.50	1.47	154,604	14.60	1.12

	620,605	55.34	1.55	548,280	49.82	0.87	519,296	49.05	0.70
Certificates of deposit	391,883	34.94	2.79	449,218	40.81	2.11	431,556	40.76	2.24

Total deposits	$1,121,435	100.00%		$1,100,596	100.00%		$1,058,791	100.00%

The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2005.

	Maturity				Total
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
	(In thousands)
Certificates of deposit less than $100,000	$66,894	$50,364	$68,892	$70,523	$256,373
Certificates of deposit of $100,000 or more (1)	23,095	22,545	23,956	24,438	94,034

Total of certificates of deposit	$89,989	$72,909	$92,848	$94,661	$350,407

(1)	The weighted average interest rates for these accounts, by maturity period, are: 3.34% for 3 months or less; 3.72% for 3 to 6 months; 3.94% for 6 to 12 months; and 3.99% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 3.76%.

Borrowings. Our borrowings consist of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at end of year	$191,388	$264,742	$268,225
Average balance during year	229,355	251,331	282,485
Maximum outstanding at any month end	244,311	268,832	307,883
Weighted average interest rate at end of year	3.72%	2.97%	2.36%
Average interest rate during year	3.58%	3.69%	6.10%

At December 31, 2005, we had the ability to borrow an additional $125.0 million under our credit facilities with the FHLBC. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $150.0 million.

At December 31, 2005, we had available pre-approved overnight federal funds borrowing capacity of $65.0 million. At December 31, 2005, there were no outstanding federal funds borrowings. At December 31, 2005, we also had a line of credit available with the Federal Reserve Bank of Chicago for $18.3 million. At December 31, 2005, there was no outstanding balance on the line of credit.

Comparison of Operating Results For the Years Ended December 31, 2005, 2004 and 2003

Net Income (Loss)

Comparison of Year 2005 to 2004. We recorded net income of $11.1 million for the year ended December 31, 2005, compared to net income of $1.5 million for the year ended December 31, 2004. Our 2005 net income was favorably affected by the completion of our mutual-to-stock conversion on June 23, 2005, and reflected increased interest income and reduced interest expense on borrowings resulting from our deployment of the net proceeds from the subscription offering undertaken in connection with the mutual-to-stock conversion, which totaled $220.7 million (excluding the $19.6 million in stock purchased by our ESOP), to increase average interest earning assets and reduce average borrowings and wholesale deposits. Our 2004 net income was negatively affected, in part, by our recording an $8.8 million impairment loss, pre-tax, on our Fannie Mae and Freddie Mac floating rate preferred stocks due to our application of SAB No. 59 to those securities. The impairment loss reduced our 2004 net income by $5.3 million, after-tax. Our 2004 net income was also negatively affected by a $2.5 million yield adjustment amortization expense, pre-tax, relating to our restructuring of $170.0 million of Federal Home Loan Bank borrowings in July 2003. The yield adjustment amortization expense reduced our 2004 net income by $1.5 million, after tax.

Comparison of Year 2004 to 2003. For the year ended December 31, 2004, net income was $1.5 million compared to a net loss of $9.6 million for the year ended December 31, 2003. Our 2004 net income was negatively affected, in part, by our recording an $8.8 million impairment loss, pre-tax, on our Fannie Mae and Freddie Mac floating rate preferred stocks due to our application of SAB No. 59 to those securities. The impairment loss reduced our 2004 net income by $5.3 million, after-tax. Our 2004 net income was also negatively affected by a $2.5 million yield adjustment amortization expense, pre-tax, relating to our restructuring of the Federal Home Loan Bank borrowings in July 2003. The yield adjustment amortization expense reduced our 2004 net income by $1.5 million, after tax. The net loss in 2003 was due, in part, to an $8.3 million expense, pre-tax, for the early extinguishment of debt and a $4.1 million yield adjustment amortization expense, pre-tax, relating to the restructuring of the Federal Home Loan Bank borrowings. These items reduced our 2003 net income by $7.6 million, after-tax. In addition, we recorded a $12.5 million impairment loss, pre-tax, during 2003 on our Fannie Mae and Freddie Mac floating rate preferred stocks due to our application of SAB No. 59 to those securities. The impairment loss reduced our 2003 net income by $7.6 million, after-tax.

Net Interest Income

Comparison of Year 2005 to 2004. Net interest income increased by $8.3 million, or 19.4%, to $51.1 million for the year ended December 31, 2005, from $42.8 million for the year ended December 31, 2004. Several factors favorably affected this increase in net interest income in 2005. Our net interest margin increased 32 basis points to 3.42% for the year ended December 31, 2005, from 3.10% for the year ended December 31, 2004, and our net interest rate spread increased 10 basis points to 3.02% for the year ended December 31, 2005, from 2.92% for the year ended December 31, 2004. In addition, our average earning assets increased $116.0 million to $1.496 billion in 2005, from $1.380 billion in 2004, and our average interest-bearing liabilities decreased $7.0 to $1.242 billion in 2005, from $1.249 billion in 2004, principally as a result of our deployment of the net proceeds of our subscription offering totaling $220.7 million.

Interest income increased by $13.6 million, or 20.6%, to $79.9 million for the year ended December 31, 2005, from $66.3 million for the year ended December 31, 2004. The increase in interest income resulted primarily from a 54 basis point increase in the average yield on interest earning assets to 5.34% for the year ended December 31, 2005, from 4.80% for the year ended December 31, 2004, and from a $116.0 million increase in total average interest-earning assets to $1.496 billion for the year ended December 31, 2005, from $1.380 billion for the year ended December 31, 2004.

Interest income on loans increased by $9.7 million, or 17.1%, to $66.3 million for the year ended December 31, 2005, from $56.6 million for the year ended December 31, 2004. The increase in interest income on loans resulted primarily from a 67 basis point increase in the average yield on loans to 5.86% for the year ended December 31, 2005, from 5.19% for the year ended December 31, 2004, due to higher market interest rates, and from a $40.1 million, or 3.7%, increase in the average balance of loans outstanding to $1.131 billion for the year ended December 31, 2005, from $1.091 billion for the year ended December 31, 2004.

Interest income on securities available-for-sale increased $3.5 million, or 42.9%, to $11.6 million for the year ended December 31, 2005, from $8.1 million for the year ended December 31, 2004. The increase resulted primarily from a 51 basis point increase in the yield on securities available-for-sale to 3.69% for the year ended December 31, 2005, from 3.18% for the year ended December 31, 2004, due to increases in the coupon rates for certain securities. In addition, the average balance of securities available-for-sale securities increased $59.4 million, or 23.2%, to $315.4 million for the year ended December 31, 2005, from $256.0 million for the year ended December 31, 2004. This increase in average balances during 2005 reflected the impact of holding and investing approximately $436.8 million of subscription order receipts in short term government agency securities until the subscription offering was completed on June 23, 2005. Thereafter, funds representing accepted subscription orders were paid to the Company, and funds due the subscribers for unfilled subscription orders were refunded. By the end of the third quarter of 2005, substantially all of the subscription order refunds had been paid.

Dividend income on our Federal Home Loan Bank of Chicago stock decreased $212,000, or 14.9%, to $1.2 million for the year ended December 31, 2005, from $1.4 million for the year ended December 31, 2004. The average balance of these securities increased by $1.3 million to $24.9 million for the year ended December 31, 2005, due to the receipt of stock dividends. The Federal Home Loan Bank of Chicago reduced its dividend rate from 5.5% as of the first quarter of 2005 to 3.0% as of the fourth quarter of 2005. As a result, the average dividend yield on our Federal Home Loan Bank stock decreased to 4.86% for the year ended December 31, 2005, from 6.04% for the year ended December 31, 2004.

Interest expense increased by $5.3 million, or 22.7%, to $28.8 million for the year ended December 31, 2005, from $23.5 million for the year ended December 31, 2004. The increase was primarily due to increased interest expense on deposits, which was partially offset by decreased interest expense on borrowings.

Interest expense on deposits increased by $6.4 million, or 45.1%, to $20.6 million for the year ended December 31, 2005, from $14.2 million for the year ended December 31, 2004. The increase in interest expense on deposits was primarily due to a $15.0 million, or 1.5%, increase in the average balance of deposits, and a 61 basis point increase in the average rates paid on deposits. The average balances of money market deposits and NOW accounts increased $41.7 million, or 23.0%, and $36.2 million, or 15.6%, respectively, for the year ended December 31, 2005. The average balances of savings accounts and certificates of deposit decreased $5.6 million, or 4.2%, and $57.3 million, or 12.8%, respectively, for the year ended December 31, 2005. The average cost of deposits was 2.03% for the year ended December 31, 2005, compared to 1.42% for the year ended December 31, 2004. All categories of deposits showed increases in average rates paid for 2005 compared to 2004. The average cost of certificates of deposits increased 68 basis points to 2.79% for the year ended December 31, 2005, from 2.11% for the year ended December 31, 2004. The average cost of all other deposit accounts also increased for the year ended December 31, 2005, with the most significant increase occurring with respect to money market accounts. The average cost of money market accounts increased 137 basis points to 2.84% for the year ended December 31, 2005, from 1.47% for the year ended December 31, 2004.

Interest expense on borrowings decreased by $1.1 million, or 11.5%, to $8.2 million for the year ended December 31, 2005, from $9.3 million for the year ended December 31, 2004. This decrease was due in part to a $22.0 million, or 8.7%, decrease in the average balance of borrowings, and an 11 basis point decrease in the average cost of such borrowings to 3.58% for the year ended December 31, 2005, from 3.69% for the year ended December 31, 2004. The decrease in average borrowings is due in part to our use of $30 million of the net proceeds of the subscription offering to repay the $30 million in term debt that we incurred in acquiring Success Bancshares in 2001 and in redeeming trust preferred securities assumed in that acquisition. Interest expense for the year ended December 31, 2005 also included $388,000 in yield adjustment amortization expense relating to the prepayment penalty that we incurred in restructuring our Federal Home Loan Bank borrowings in July of 2003, compared to the $2.5 million in yield adjustment amortization expense that we recorded as interest expense in 2004 in connection with the restructuring.

Comparison of Year 2004 to 2003. Net interest income increased by $5.3 million, or 14.2%, to $42.8 million for the year ended December 31, 2004 from $37.5 million for the year ended December 31, 2003. The increase in net interest income was primarily due to the decrease in interest expense on borrowings that resulted from the restructuring of our Federal Home Loan Bank borrowings and our redemption of the Success Bancshares trust preferred securities and replacement of the underlying subordinated debt with lower cost, adjustable rate term debt. Our net interest margin increased 38 basis points to 3.10% for the year ended December 31, 2004 from 2.72% for the year ended December 31, 2003, and our net interest rate spread increased 46 basis points to 2.92% for the year ended December 31, 2004 from 2.46% for the year ended December 31, 2003.

Interest income decreased by $1.7 million, or 2.6%, to $66.3 million for the year ended December 31, 2004, from $68.0 million for the year ended December 31, 2003. The decrease in interest income resulted primarily from a 14 basis point decline in the average yield on interest earning assets to 4.80% for the year ended December 31, 2004 from 4.94% for the year ended December 31, 2003 due in part to our replacing assets that prepaid in 2004 with lower yielding assets. The decrease in average yield was partially offset by an increase in total average interest-earning assets to $1.380 billion for the year ended December 31, 2004 from $1.378 billion for the prior year.

Interest income on loans decreased by $282,000, or 0.5%, to $56.6 million for the year ended December 31, 2004, from $56.9 million for the year ended December 31, 2003. The decrease in interest income on loans was attributable to an 18 basis point decrease in the average yield on loans to 5.19% for the year ended December 31, 2004 from 5.37% for the year ended December 31, 2003, reflecting lower market interest rates. This decrease in average yield was partially offset by an increase of $31.2 million, or 3.0%, in the average balance of loans.

Interest income on securities available-for-sale decreased $1.1 million, or 12.3%, to $8.1 million for the year ended December 31, 2004, from $9.3 million for the year ended December 31, 2003. The decrease resulted from a 51 basis point decrease in the yield on such assets to 3.18% for the year ended December 31, 2004 from 3.69% for the year ended December 31, 2003, reflecting the repricing of securities at lower interest rates. The decrease in yield was partially offset by a $4.6 million, or 1.8%, increase in the average balance of available-for-sale securities to $256.0 million for the year ended December 31, 2004 from $251.4 million for the year ended December 31, 2003.

Dividend income on Federal Home Loan Bank stock remained stable at $1.4 million for the years ended December 31, 2004 and 2003. The average dividend yield on Federal Home Loan Bank stock decreased to 6.04% for the year ended December 31, 2004 from 6.17% for the year ended December 31, 2003. The average balance of Federal Home Loan Bank stock increased $1.5 million to $23.5 million for the year ended December 31, 2004 from $22.0 million for the year ended December 31, 2003, due to the receipt of stock dividends.

Interest expense decreased by $7.1 million, or 23.2%, to $23.5 million for the year ended December 31, 2004, from $30.6 million for the year ended December 31, 2003. The decrease was primarily due to decreased interest expense on borrowings, which was partially offset by increased interest expense on deposits.

Interest expense on deposits increased by $881,000, or 6.6%, to $14.2 million for the year ended December 31, 2004 from $13.3 million for the year ended December 31, 2003. The increase in interest expense on deposits was primarily due to a $46.6 million, or 4.9%, increase in the average balance of deposits and a 2 basis point increase in average rates paid on deposits. The average cost of deposits was 1.42% for the year ended December 31, 2004, compared to 1.40% for the year ended December 31, 2003. The average balances of savings accounts, money market accounts and certificates of deposit increased $7.3 million, $27.0 million, and $17.7 million, respectively, for the year ended December 31, 2004. The average cost of certificates of deposits decreased 13 basis points to 2.11% for the year ended December 31, 2004, from 2.24% for the year ended December 31, 2003. The average cost of all other deposit accounts increased for the year ended December 31, 2004, with the most significant increase occurring with respect to money market accounts. The average cost of money market accounts increased 35 basis points to 1.47% for the year ended December 31, 2004 from 1.12% for the year ended December 31, 2003.

Interest expense on borrowings decreased by $8.0 million, or 46.2%, to $9.3 million for the year ended December 31, 2004, from $17.2 million for the year ended December 31, 2003. This decrease was due in part to a $31.2 million, or 11.0%, decrease in the average balance of borrowings, and a 241 basis point decrease in the average cost of such borrowings to 3.69% for the year ended December 31, 2004, from 6.10% for the year ended December 31, 2003. The decrease in the average cost of borrowings resulted from our restructuring of $170.0 million of Federal Home Loan Bank borrowings in July 2003, and our redemption of the Success Bancshares trust preferred securities in December 2003 and replacement of the subordinated debt underlying the trust preferred securities with lower-cost, adjustable rate term debt. Interest expense for the year ended December 31, 2004 also included $2.5 million in yield adjustment amortization expense relating to the prepayment penalty that we incurred in restructuring the Federal Home Loan Bank borrowings, compared to the $4.1 million in yield adjustment amortization expense that we recorded as interest expense in 2003 in connection with the restructuring.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and expenses, discounts and premiums, purchase accounting adjustments and Federal Home Loan Bank advance prepayment penalties that are amortized or accreted to interest income or expense.

	Years Ended December 31,
	2005			2004			2003
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,131,374	$66,328	5.86%	$1,091,293	$56,630	5.19%	$1,060,068	$56,912	5.37%
Securities available-for-sale	315,379	11,640	3.69	255,999	8,144	3.18	251,437	9,288	3.69
Stock in FHLB	24,870	1,208	4.86	23,521	1,420	6.04	22,026	1,359	6.17
Other	24,219	746	3.08	9,022	104	1.15	44,386	483	1.09

Total interest-earning assets	1,495,842	79,922	5.34	1,379,835	66,298	4.80	1,377,917	68,042	4.94

Noninterest-earning assets	88,837			86,107			81,387

Total assets	$1,584,679			$1,465,942			$1,459,304

Interest-bearing liabilities:
Savings deposits	$128,867	1,005	0.78	$134,491	825	0.61	$127,212	690	0.54
Money market deposits	223,334	6,350	2.84	181,596	2,667	1.47	154,604	1,735	1.12
NOW deposits	268,404	2,290	0.85	232,193	1,249	0.54	237,480	1,208	0.51
Certificates of deposit	391,883	10,953	2.79	449,218	9,457	2.11	431,556	9,684	2.24

Total deposits	1,012,488	20,598	2.03	997,498	14,198	1.42	950,852	13,317	1.40
Borrowings	229,355	8,204	3.58	251,331	9,272	3.69	282,485	17,235	6.10

Total interest-bearing liabilities	1,241,843	28,802	2.32	1,248,829	23,470	1.88	1,233,337	30,552	2.48

Noninterest-bearing liabilities	129,204			122,616			129,953

Total liabilities	1,371,047			1,371,445			1,363,290
Equity	213,632			94,497			96,014

Total liabilities and equity	$1,584,679			$1,465,942			$1,459,304

Net interest income		$51,120			$42,828			$37,490

Net interest rate spread (1)			3.02%			2.92%			2.46%
Net interest-earning assets (2)	$253,999			$131,006			$144,580

Net interest margin (3)			3.42%			3.10%			2.72%
Ratio of interest-earning assets to interest-bearing liabilities	120.45%			110.49%			111.72%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate), and changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$2,139	$7,559	$9,698	$1,650	$(1,932)	$(282)
Securities available-for-sale	2,068	1,428	3,496	166	(1,310)	(1,144)
FHLB stock	78	(290)	(212)	91	(30)	61
Other	322	320	642	(406)	27	(379)

Total interest-earning assets	4,607	9,017	13,624	1,501	(3,245)	(1,744)

Interest-bearing liabilities:
Savings deposits	(36)	216	180	41	94	135
Money market deposits	726	2,957	3,683	337	595	932
NOW deposits	219	822	1,041	(27)	68	41
Certificates of deposit	(1,318)	2,814	1,496	387	(614)	(227)
Borrowings	(792)	(276)	(1,068)	(1,737)	(6,226)	(7,963)

Total interest-bearing liabilities	(1,201)	6,533	5,332	(999)	(6,083)	(7,082)

Change in net interest income	$5,808	$2,484	$8,292	$2,500	$2,838	$5,338

Provision for Loan Losses

We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.

Comparison of Year 2005 to 2004. We recorded a provision for loan losses of $518,000 for the year ended December 31, 2005, compared to a credit for loan losses of $22,000 for the year ended December 31, 2004. The provision for loan losses recorded for 2005 reflected net loan growth of $139.9 million during 2005, and the corresponding need to increase the general portion of our allowance for loan losses. The allowance for loan losses allocated to impaired loans decreased $243,000 to $1.8 million at December 31, 2005, from $2.1 million at December 31, 2004. Net loan charge-off for 2005 were $23,000. The credit recorded for 2004 reflected recoveries of $400,000, which were offset by charge-offs of $1.4 million. The recoveries in 2004 included a $300,000 recovery on a commercial loan that Success National Bank had charged-off prior to our acquisition of Success Bancshares. Nonperforming loans decreased by $801,000 to $5.7 million at December 31, 2005, from $6.5 million at December 31, 2004. We used the same general methodology in assessing the allowance for both years. The allowance for loan losses was $11.5 million, or 0.93% of total loans at December 31, 2005, compared to $11.0 million, or 1.00% of total loans at December 31, 2004. The allowance for loan losses represented 201.22% of nonperforming loans at December 31, 2005, and 168.90% of nonperforming loans at December 31, 2004. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Comparison of Year 2004 to 2003. For the year ended December 31, 2004, we recorded a credit for loan losses of $22,000, compared to a credit for loan losses of $579,000 for the year ended December 31, 2003. The credits recorded for the years ended December 31, 2004 and 2003 reflected recoveries of $400,000 and $585,000, respectively, which were offset by charge-offs of $1.4 million and $433,000 for the respective years. The recoveries in 2004 included a $300,000 recovery on a commercial loan that Success National Bank had charged-off prior to our acquisition of Success Bancshares. The 2003 recoveries included a recovery of $278,000 for several commercial loans and $275,000 for two non-residential loans that Success National Bank had charged-off prior to the acquisition. Nonperforming loans decreased by $596,000 to $6.5 million at December 31, 2004 from $7.1 million at December 31, 2003. We used the same general methodology in assessing the allowance for both years. The allowance for loans losses was $11.0 million, or 1.00% of total loans at December 31, 2004, compared to $12.0 million, or 1.12% of total loans at December 31, 2003. The allowance for loan losses allocated to impaired loans decreased $810,000 to $2.1 million at December 31, 2004 from $2.9 million at December 31, 2003. The allowance for loan losses represented 168.90% of nonperforming loans at December 31, 2004, and 169.02% of nonperforming loans at December 31, 2003. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income

	Years Ended December 31,			Percent Change
	2005	2004	2003	2005/2004	2004/2003
	(Dollars in thousands)
Noninterest income:
Fees and service charges	$5,950	$5,503	$5,790	8.1%	(5.0)%
Insurance commissions and annuities income	848	782	824	8.4	(5.1)
Gain on sale of loans	206	321	2,419	(35.8)	(86.7)
Gain on sales of securities	—	599	—	(100.0)	N.M.
Loan servicing fees	1,031	987	664	4.5	48.6
Amortization and impairment of servicing assets	(508)	(772)	(1,475)	(34.2)	(47.7)
Operations of real estate owned	4	509	(215)	(99.2)	(336.7)
Other	1,424	1,129	992	26.1	13.8

Total noninterest income	$8,955	$9,058	$8,999	(1.1)	0.7

Comparison of Year 2005 to 2004. Our noninterest income decreased by $103,000 to $9.0 million for the year ended December 31, 2005, from $9.1 million for the year ended December 31, 2004. Fee income, principally service charges and fees on deposit accounts, increased by $447,000 to $6.0 million for 2005, from $5.5 million for 2004. Insurance commissions and annuities income increased by $66,000 to $848,000 for 2005, from $782,000 for 2004. Gain on sales of loans decreased $115,000 to $206,000 for 2005, from $321,000 for 2004. This decrease reflected a higher volume of originations of fixed-rate residential mortgage loans for 2004 than 2005, all of which were sold in the secondary mortgage market. We recognized no gain on the sale of securities for 2005, compared to the $599,000 gain on the sale of securities that we recognized for 2004. Amortization and impairment of mortgage servicing rights decreased by $264,000 to $508,000 for the year ended December 31, 2005, from $772,000 for the year ended December 31, 2004. The higher long-term mortgage rates in 2005 compared to 2004 led to lower expected prepayment rates, which resulted in reduced amortization and impairment of our mortgage servicing rights. Net income from REO operations declined to $4,000 for 2005, compared to $509,000 for 2004, primarily because we did not hold material amounts of REO during 2005.

Comparison of Year 2004 to 2003. Noninterest income increased $59,000 to $9.1 million for the year ended December 31, 2004, compared to $9.0 million for the year ended December 31, 2003. Gain on sales of loans decreased $2.1 million to $321,000 for the year ended December 31, 2004 from $2.4 million for the year ended December 31, 2003. This decrease reflected the higher volume of originations of fixed-rate residential mortgage loans in 2003, all of which were sold in the secondary mortgage market. We recognized a $599,000 gain on the sale of securities for the year ended December 31, 2004; there was no such gain for the year ended December 31, 2003. Amortization and impairment of mortgage servicing rights decreased to $772,000 for the year ended December 31, 2004 from $1.5 million for the year ended December 31, 2003. The higher long-term mortgage rates in 2004 compared to 2003 led to lower expected prepayment rates, which resulted in reduced amortization and impairment of our mortgage servicing rights.

Noninterest Expense

	Years Ended December 31,			Percent Change
	2005	2004	2003	2005/2004	2004/2003
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$28,227	$25,875	$26,160	9.1%	(1.1)%
Office occupancy and equipment	5,058	5,112	4,942	(1.1)	3.4
Advertising and public relations	841	856	1,456	(1.8)	(41.2)
Data processing	2,967	2,765	2,515	7.3	9.9
Supplies, telephone and postage	1,901	1,961	2,099	(3.1)	(6.6)
Amortization of intangibles	1,634	1,701	1,768	(3.9)	(3.8)
Loss on impairment of securities available for sale	—	8,793	12,457	(100.0)	(29.4)
Losses on early extinguishment of debt	—	—	8,347	—	(100.0)
Other	3,578	3,652	4,317	(2.0)	(15.4)

Total noninterest expense	$44,206	$50,715	$64,061	(12.8)	(20.8)

Comparison of Year 2005 to 2004. For the year ended December 31, 2005, noninterest expense decreased by $6.5 million, or 12.8%, to $44.2 million, from $50.7 million for the year ended December 31, 2004. Noninterest expense for 2004 included an $8.8 million impairment loss, pre-tax, that we recorded in 2004 due to our application of SAB No. 59 to our Fannie Mae and Freddie Mac floating rate preferred stocks. Excluding the impact of the loss on impairment of securities available for sale in 2004, noninterest expense would have increased by $2.3 million, or 5.4%.

Compensation expense increased by $2.3 million, or 9.1%, to $28.2 million for the year ended December 31, 2005, from $25.9 million for the year ended December 31, 2004. Of this amount, $718,000 related to expenses for the ESOP that we established in connection with our mutual-to-stock conversion. In addition, $694,000 related to the impact of general merit increases, staff additions and incentive programs, $216,000 represented increased non-ESOP employee benefit costs, including health care expenses, payroll taxes and 401(k) plan expenses, and $479,000 represented a reduction in the amount of compensation costs that were capitalized as direct loan origination costs. Except for merit increases, we generally target base compensation increases to compare to the consumer price index.

Data processing expenses increased by $202,000, or 7.3%, to $3.0 million for 2005, compared to $2.8 million for 2004, primarily due to expenses paid to an outside consultant for a Sarbanes-Oxley compliant internal controls review, including the design and implementation of enhancements to our corporate performance management and reporting systems. Categories of expense that decreased during 2005 included occupancy and equipment, advertising and public relations, supplies, telephone and postage and other expenses totaling $270,000, or 2.0% of these expense categories.

Comparison of Year 2004 to 2003. For the year ended December 31, 2004, noninterest expense decreased by $13.3 million, or 20.8%, to $50.7 million from $64.1 million for the year ended December 31, 2003. Noninterest expense for 2004 included an $8.8 million impairment loss, pre-tax, that we recorded in 2004 due to our application of SAB No. 59 to our Fannie Mae and Freddie Mac floating rate preferred stocks. Noninterest expense for the year ended December 31, 2003 included a $12.5 million impairment loss, pre-tax, relating to our application of SAB No. 59 to the same securities, as well as $8.3 million in expense, pre-tax, for the early extinguishment of debt relating to the restructuring of $170.0 million of Federal Home Loan Bank borrowings in July 2003. Compensation, advertising and other general and administrative expense declined $1.6 million, or 4.9%, to $30.4 million for the year ended December 31, 2004 from $31.9 million for the year ended December 31, 2003.

Income Tax Expense (Benefit)

Comparison of Year 2005 to 2004. For the year ended December 31, 2005, we recorded income tax expense of $4.3 million, compared to an income tax benefit of $264,000 for the year ended December 31, 2004. The income tax expense for 2005 reflects $500,000 in tax benefits relating to prior years, the majority of which relates to tax returns for which the applicable statute of limitations expired during the third quarter of 2005. The income tax benefit recorded in 2004 was primarily due to the dividends received deduction that we receive in connection with the dividends on our Fannie Mae and Freddie Mac preferred stocks.

Comparison of Year 2004 to 2003. For the years ended December 31, 2004 and 2003, we recorded income tax benefits of $264,000 and $7.4 million, respectively. The benefit recorded in 2004 was primarily due to the dividends received deduction that we receive in connection with the dividends on our Fannie Mae and Freddie Mac preferred stocks. The income tax benefit in 2003 was due in part to a $17.0 million loss before income taxes for the year ended December 31, 2003.

Impact of Inflation And Changing Prices

The financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Management of Interest Rate Risk

Qualitative Analysis. We believe that our most significant form of market risk is interest rate risk. Interest rate risk results from timing differences in the maturity or repricing of our assets, liabilities and off balance sheet contracts (i.e., forward loan commitments), the effect of loan prepayments and deposit withdrawals, the difference in the behavior of lending and funding rates arising from the use of different indices and “yield curve risk” arising from changing rate relationships across the spectrum of maturities for constant or variable credit risk investments. In addition to directly affecting net interest income, changes in market interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancings, the carrying value of investment securities classified as available-for-sale and the flow and mix of deposits.

The general objective of our interest rate risk management is to determine the appropriate level of risk given our business strategy and then manage that risk in a manner that is consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates. Our Asset/Liability Management Committee (“ALCO”), which consists of certain members of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment and capital and liquidity requirements, and modifies our lending, investing and deposit gathering strategies accordingly. The Board of Directors’ Asset/Liability Management Committee then reviews the ALCO’s activities and strategies, the effect of those strategies on our net interest margin, and the effect that changes in market interest rates would have on the economic value of our loan and securities portfolios as well as the intrinsic value of our deposits and borrowings, and reports to the full Board of Directors.

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. In an effort to better manage interest-rate risk, we have increased our focus on the origination and securitization for our portfolio of adjustable-rate residential mortgage loans, as well as the origination of nonresidential mortgage loans, adjustable rate construction loans and commercial loans. In addition, depending on market interest rates and our capital and liquidity position, we generally sell all or a portion of our longer-term, fixed-rate residential loans, usually on a servicing-retained basis. Further, we primarily invest in shorter-duration securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Finally, we have classified all of our investment portfolio as available-for-sale so as to provide flexibility in liquidity management.

We utilize a combination of analyses to monitor the Bank’s exposure to changes in interest rates. The economic value of equity analysis is a model that estimates the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. In calculating changes in NPV, we assume estimated loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes.

Our net interest income analysis utilizes the data derived from the dynamic GAP analysis, described below, and applies several additional elements, including actual interest rate indices and margins, contractual limitations such as interest rate floors and caps and the US Treasury yield curve as of the balance sheet date. In addition, we apply consistent parallel yield curve shifts (in both directions) to determine possible changes in net interest income if the theoretical yield curve shifts occurred instantaneously. Net interest income analysis also adjusts the dynamic GAP repricing analysis based on changes in prepayment rates resulting from the parallel yield curve shifts.

Our dynamic GAP analysis determines the relative balance between the repricing of assets and liabilities over multiple periods of time (ranging from overnight to five years). Dynamic GAP analysis includes expected cash flows from loans and mortgage-backed securities, applying prepayment rates based on the differential between the current interest rate and the market interest rate for each loan and security type. This analysis identifies mismatches in the timing of asset and liability repricing but does not necessarily provide an accurate indicator of interest rate risk because it omits the factors incorporated into the net interest income analysis.

Quantitative Analysis. The table below sets forth, as of December 31, 2005, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Given the current low level of market interest rates, we did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 200 basis points.

	NPV			Net Interest Income
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease) in NPV		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+300	$271,707	$(2,060)	(0.75)%	$55,633	$2,627	4.96%
+200	274,375	608	0.22	55,353	2,347	4.43
+100	275,599	1,832	0.67	54,603	1,597	3.01
0	273,767	—	—	53,006	—	—
-100	272,708	(1,059)	(0.39)	50,987	(2,019)	(3.81)
-200	267,325	(6,442)	(2.35)	48,660	(4,346)	(8.20)

The table set forth above indicates that at December 31, 2005, in the event of an immediate 100 basis point decrease in interest rates, the Bank would be expected to experience a 0.39% decrease in NPV and a $2.0 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 0.22% increase in NPV and a $2.3 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

Liquidity Management

Liquidity Management - Bank. The overall objective of our liquidity management is to ensure the availability of sufficient cash funds to meet all financial commitments and to take advantage of investment opportunities. We manage liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment or sale of one- to four-family residential mortgage loans, the origination for investment of multi-family mortgage, nonresidential real estate and other loans, and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2005, 2004 and 2003, our loans originated for sale totaled $20.8 million, $47.6 million and $152.1 million, respectively. During the years ended December 31, 2005, 2004 and 2003, our loans originated for investment totaled $493.5 million, $427.5 million and $534.3 million, respectively. Purchases of loans totaled $113.9 million, $115.2 million and $115.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Purchases of securities available-for-sale totaled $10.7 billion, $1.5 million and $25.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The significantly high level of purchases reflects the impact of holding and temporarily investing approximately $436.8 million of subscription order receipts pending completion of the mutual-to-stock conversion.

These activities were funded primarily by principal repayments on loans and securities, and the sale of loans. During the years ended December 31, 2005, 2004 and 2003, principal repayments on loans totaled $442.5 million, $439.1 million and $515.9 million, respectively. During the years ended December 31, 2005, 2004 and 2003, principal repayments on securities available-for-sale totaled $45.8 million, $44.2 million and $127.0 million, respectively. During the years ended December 31, 2005, 2004 and 2003, proceeds from maturities on securities available-for-sale totaled $10.7 billion, $525,000 and $4.1 million, respectively. During the years ended December 31, 2005, 2004 and 2003, the proceeds from the sale of loans totaled $26.1 million, $47.7 million and $160.5 million, respectively. In addition, during the years ended December 31, 2005, 2004, and 2003 we securitized $24.2 million, $78.6 million, and $137.7 million of conforming adjustable-rate residential mortgage loans, respectively.

Loan origination commitments totaled $42.3 million at December 31, 2005, and consisted of $10.4 million of fixed-rate loans and $31.9 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers were $240.9 million and $2.7 million, respectively, at December 31, 2005. At December 31, 2005, commitments to sell mortgages totaled $632,000.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. The net change in total deposits was $(47.8) million, $42.1 million and $19.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. At times during recent periods, we have not actively competed for higher cost deposit accounts, including certificates of deposit, choosing instead to fund loan growth from the repayment of one- to four-family residential mortgage loans. With the completion of our subscription offering during June of 2005, we specifically allowed the level of wholesale certificates of deposit to decline as we deployed these proceeds over the short term. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2005 totaled $255.7 million. Based upon prior experience and our current pricing strategy, we believe that a significant portion of these deposits will remain with us.

We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not reinvested with us. We generally remain fully invested and utilize additional sources of funds through FHLBC advances, of which $185.2 million were outstanding at December 31, 2005. At December 31, 2005 we had the ability to borrow an additional $125.0 million under our credit facilities with the FHLBC. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $150.0 million. Finally, at December 31, 2005 we had available pre-approved overnight federal funds borrowing lines of $65.0 million and a line of credit available with the Federal Reserve Bank of Chicago of $18.3 million. At December 31, 2005, there was no outstanding balance on these credit lines.

We minimize the funds required to originate one- to four-family residential mortgage loans in two ways. We sell in the secondary market virtually all of our eligible fixed-rate one- to four-family residential mortgage loans. We also securitize the conforming adjustable-rate one- to four-family residential mortgage loans that we originate and hold the securities we receive in exchange. During 2005, we securitized $24.2 million of such loans. The resulting mortgage-backed securities that we retain on our balance sheet can be sold more readily to meet our liquidity or interest rate management needs. Because the securities carry a lower risk-weight than the underlying loans, the securitizations also lower our regulatory capital requirements.

Liquidity Management – Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses and dividends to stockholders. The primary source of liquidity for the Company currently is the $72 million of cash and cash equivalents raised from our subscription offering and retained by the Company.

During 2005, there was $1.0 million of dividends paid to the Company by the Bank. Under the rules of the OTS, the Bank is not permitted to pay dividends on its capital stock to the Company, its sole stockholder, if the dividend would reduce the Bank’s stockholder’s equity below the amount of the liquidation account established in connection with the mutual-to-stock conversion. The Bank may pay dividends without the approval of the OTS so long as the Bank meets its applicable regulatory capital requirements before and after the payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years (approximately $11.2 million in retained net income for the two years ended December 31, 2005). The OTS has discretion to prohibit permissible capital distributions on general safety and soundness grounds and must be given 30 days advance notice of all capital distributions, including dividends. At December 31, 2005, the Bank had the ability to pay dividends of $9.6 million to the Company without the prior approval of the OTS.

During 2006, the Company expects to expend approximately $24 million to complete the purchase of University National Bank. These funds will come out of existing cash and cash equivalents held by the Company.

As of December 31, 2005, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2005, we had no other material commitments for capital expenditures.

Capital Management

Capital Management - Bank. The overall objectives of our capital management is to ensure the availability of sufficient capital to support loan, deposit and other asset and liability growth opportunities and to maintain capital to absorb unforeseen losses or writedowns that are inherent in the business risks associated within the banking industry. We seek to balance the need for higher capital levels to address such unforeseen risks and the goal to achieve an adequate return on the capital invested by our stockholders.

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

Following the completion of the merger-conversion, the Company contributed $120.9 million of the net proceeds from the subscription offering to the Bank as additional equity capital. This contribution represented an approximate doubling of the capital base of the Bank. Offsetting this contribution was the impact of the $19.6 million borrowed by our ESOP, which represents a reduction in capital as unearned compensation expense.

At year-end, actual capital ratios and minimum required ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2005
Total capital (to risk- weighted assets)	19.01%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	18.21	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	13.82	4.00	5.00

December 31, 2004
Total capital (to risk- weighted assets)	10.35%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	9.53	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	7.12	4.00	5.00

See Note 13 – Regulatory Matters in our Consolidated Financial Statements for a reconciliation of regulatory capital.

As of December 31, 2005 and 2004, the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s category.

Capital Management – Company. On June 23, 2005, the Company completed its mutual-to-stock conversion and sold 24,466,250 shares of common stock in a subscription offering at $10.00 per share and raised $240.3 million (net of offering expenses). The Company contributed $120.9 million of the net proceeds to the Bank, paid off $30 million of term debt, loaned $19.6 million to our ESOP and retained the remaining proceeds of approximately $72 million. As a result of this offering, the Company has capital levels substantially above that required to support the current size and risk profile of the Company and its subsidiary, the Bank.

The OTS has no specific quantitative capital regulations for thrift holding companies on either a consolidated or unconsolidated basis to which the Company must comply. There are several capital measurements that the OTS uses to evaluate the adequacy of a thrift holding company’s capital. One measurement is the tangible capital ratio. The tangible capital ratio is the ratio of tangible capital to tangible total assets (stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets) for the Company on a consolidated basis measures the percentage of consolidated tangible equity capital supporting our consolidated tangible total assets. The tangible equity ratio was 19.41% at December 31, 2005, compared to 5.04% at December 31, 2004. The significant increase in the tangible equity ratio was primarily due to the equity raised from the subscription offering in our mutual-to-stock conversion.

As stated in our Prospectus dated April 15, 2005, our strategy for utilizing the capital raised in the offering encompasses several components, including debt reduction, funding our ESOP, financing acquisitions, paying dividends to stockholders, repurchasing shares of our common stock and for other general corporate purposes. In addition to the capital distribution regulations (See “Supervision and Regulation—Federal Banking Regulation—Capital Distributions), under current OTS regulations, we may not repurchase shares of our common stock during the first year following the conversion, except when extraordinary circumstances exist and with prior regulatory approval.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. Although we consider commitments to extend credit in determining our allowance for loan losses, at December 31, 2005, we had made no provision for losses on commitments to extend credit, and had no specific or general allowance for losses on such commitments, as we have had no historical loss experience with commitments to extend credit and we believed that no probable and reasonably estimable losses were inherent in our portfolio as a result of our commitments to extend credit. For additional information, see Note 15, “Loan Commitments and Other Related Activities,” to our Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2005. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Certificates of deposit	$255,746	$84,985	$9,597	$79	$350,407
Long-term debt (1)	76,388	90,000	25,000	—	191,388
Standby letters of credit	2,413	226	55	40	2,734
Operating leases	512	597	4	—	1,113

Total	$335,059	$175,808	$34,656	$119	$545,642

Commitments to extend credit	$283,174	$—	$—	$—	$283,174

(1)	Reflects all debt with a maturity of longer than one year.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operation” – Management of Interest Rate Risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

BankFinancial Corporation

Burr Ridge, Illinois

We have audited the accompanying consolidated statements of financial condition of BankFinancial Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income (loss), changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankFinancial Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/    Crowe Chizek and Company LLC

Crowe Chizek and Company LLC

Oak Brook, Illinois

March 14, 2006

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2005 and 2004

(In thousands, except share and per share data)

	December 31, 2005	December 31, 2004
ASSETS
Cash and due from other financial institutions	$34,437	$27,867
Interest-bearing deposits in other financial institutions	3,589	1,431

Cash and cash equivalents	38,026	29,298
Securities available-for-sale, at fair value	248,238	268,093
Loans held-for-sale	375	5,531
Loans receivable, net of allowance for loan losses:
December 31, 2005, $11,514; and December 31, 2004, $11,019	1,231,891	1,091,952
Stock in Federal Home Loan Bank, at cost	25,434	24,226
Premises and equipment, net	32,819	32,954
Accrued interest receivable	6,598	5,420
Goodwill	10,865	10,865
Core deposit intangible	8,248	9,882
Other assets	11,942	14,561

Total assets	$1,614,436	$1,492,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	1,067,874	1,115,696
Borrowings	191,388	264,742
Advance payments by borrowers taxes and insurance	7,969	7,074
Accrued interest payable and other liabilities	18,428	10,382

Total liabilities	1,285,659	1,397,894
Commitments and contingent liabilities
Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding, none authorized at December 31, 2004	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 24,466,250 shares issued and outstanding, at December 31, 2005, none issued and none authorized at December 31, 2004	245	—
Additional paid-in capital	240,235	—
Retained earnings, substantially restricted	107,528	96,455
Unearned Employee Stock Ownership Plan shares	(19,084)	—
Accumulated other comprehensive loss	(147)	(1,567)

Total stockholders’ equity	328,777	94,888

Total liabilities and stockholders’ equity	$1,614,436	$1,492,782

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Years ended December 31, 2005, 2004, and 2003

(In thousands, except per share data)

	2005	2004	2003
Interest and dividend income
Loans, including fees	$66,328	$56,630	$56,912
Securities	11,640	8,144	9,288
Other	1,954	1,524	1,842

Total interest income	79,922	66,298	68,042
Interest expense
Deposits	20,598	14,198	13,317
Borrowings	8,204	9,272	17,235

Total interest expense	28,802	23,470	30,552

Net interest income	51,120	42,828	37,490
Provision (credit) for loan losses	518	(22)	(579)

Net interest income after provision (credit) for loan losses	50,602	42,850	38,069
Noninterest income
Fees and service charges	5,950	5,503	5,790
Insurance commissions and annuities income	848	782	824
Gain on sale of loans	206	321	2,419
Gain on sale of securities	—	599	—
Loan servicing fees	1,031	987	664
Amortization and impairment of servicing assets	(508)	(772)	(1,475)
Operations of real estate owned	4	509	(215)
Other	1,424	1,129	992

Total noninterest income	8,955	9,058	8,999
Noninterest expense
Compensation and benefits	28,227	25,875	26,160
Office occupancy and equipment	5,058	5,112	4,942
Advertising and public relations	841	856	1,456
Data processing	2,967	2,765	2,515
Supplies, telephone, and postage	1,901	1,961	2,099
Amortization of intangibles	1,634	1,701	1,768
Loss on impairment of securities available for sale	—	8,793	12,457
Losses on early extinguishment of debt	—	—	8,347
Other	3,578	3,652	4,317

Total noninterest expense	44,206	50,715	64,061

Income (loss) before income taxes	15,351	1,193	(16,993)
Income tax expense (benefit)	4,278	(264)	(7,415)

Net income (loss)	$11,073	$1,457	$(9,578)

Earnings per common share	$0.29	N.A.	N.A.

N.A. = Not Applicable

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2005, 2004, and 2003

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at December 31, 2002	$—	$—	$104,576	$—	$(1,078)	$103,498
Comprehensive loss:
Net loss	—	—	(9,578)	—	—	(9,578)	$(9,578)
Change in other comprehensive income (loss), net of tax effects	—	—	—	—	2,767	2,767	2,767

Total comprehensive loss							$(6,811)

Balance at December 31, 2003	$—	$—	$94,998	$—	$1,689	$96,687
Comprehensive loss
Net income	—	—	1,457	—	—	1,457	$1,457
Change in other comprehensive income (loss), net of tax effects	—	—	—	—	(3,256)	(3,256)	(3,256)

Total comprehensive loss							$(1,799)

Balance at December 31, 2004	$—	$—	$96,455	$—	$(1,567)	$94,888
Comprehensive income
Net income	—	—	11,073	—	—	11,073	$11,073
Change in other comprehensive income (loss), net of tax effects	—	—	—	—	1,420	1,420	1,420

Total comprehensive income							$12,493

Net proceeds from common stock issued	245	240,007	—	(19,573)	—	220,679
ESOP shares Earned	—	228	—	489	—	717

Balance at December 31, 2005	$245	$240,235	$107,528	$(19,084)	$(147)	$328,777

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004, and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$11,073	$1,457	$(9,578)
Adjustments to reconcile to net income (loss) to net cash From operating activities
Provision (credit) for loan losses	518	(22)	(579)
ESOP shares earned	717	—	—
Depreciation and amortization	3,561	3,500	3,657
Amortization of premiums and discounts	269	161	1,057
Net gain on sale of securities	—	(599)	—
Loss on impairment of securities available for sale	—	8,793	12,457
Loss on early extinguishment of debt	—	—	8,347
Amortization of premium on early extinguishment of debt	388	2,499	4,131
Amortization of core deposit and other intangible assets	2,109	2,837	4,084
Amortization and impairment of servicing assets	508	772	1,475
Net change in net deferred loan origination costs	(445)	(381)	(557)
Net gain on sale of real estate owned	—	(542)	(20)
Net gain on sale of loans	(206)	(321)	(2,419)
Loans originated for sale	(20,775)	(47,631)	(152,148)
Proceeds from sale of loans	26,137	47,701	160,453
Federal Home Loan Bank of Chicago stock dividends	(1,208)	(1,420)	(1,678)
Net change in:
Deferred income tax	633	(395)	(6,932)
Accrued interest receivable	(1,178)	(219)	585
Other assets	(410)	(621)	(2,088)
Interest payable and other liabilities	8,046	(1,197)	(5,659)

Net cash from operating activities	29,737	14,372	14,588
Cash flows from investing activities
Securities available-for-sale
Proceeds from sales	—	10,551	—
Proceeds from maturities	10,656,891	525	4,139
Proceeds from principal repayments	45,821	44,213	127,043
Purchases	(10,656,506)	(1,510)	(25,709)
Loans receivable
Principal payments on loans receivable	442,486	439,065	515,904
Purchases	(113,877)	(115,166)	(115,660)
Originated for investment	(493,514)	(427,457)	(534,273)
Proceeds from sale of real estate owned	—	2,733	2,640
Purchase of premises and equipment, net	(2,320)	(2,312)	(8,766)

Net cash from investing activities	(121,019)	(49,358)	(34,682)

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004, and 2003

(In thousands)

	2005	2004	2003
Cash flows from financing activities
Net change in deposits	$(47,822)	$42,085	$19,700
Net change in advance payments by borrowers for taxes and insurance	895	(449)	(8)
Net change in borrowings	(73,742)	(5,982)	(34,518)
Net proceeds from sale of common stock	220,679	—	—
Payment for early extinguishment of debt	—	—	(17,195)

Net cash from financing activities	100,010	35,654	(32,021)

Net change in cash and cash equivalents	8,728	668	(52,115)
Beginning cash and cash equivalents	29,298	28,630	80,745

Ending cash and cash equivalents	$38,026	$29,298	$28,630

Supplemental disclosures:
Interest paid	$28,247	$21,144	$28,592
Income taxes paid	3,200	—	—
Loans transferred to other real estate	153	557	3,301
Loans securitized	24,213	78,626	137,706
Due from broker for sale of securities not settled	—	205	—

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation organized in 2004 (the “Company”), became the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”) on June 23, 2005, upon the consummation of a plan of conversion and reorganization adopted by the predecessor holding companies for the Bank, BankFinancial MHC, Inc. (“BankFinancial MHC”) and BankFinancial Corporation, a federal corporation.

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

BankFinancial Corporation, the Maryland corporation, did not engage in any business prior to the consummation of the conversion and reorganization on June 23, 2005. Consequently, the 2005 consolidated financial statements reflect the financial condition and operating results of BankFinancial MHC, Inc., BankFinancial Corporation, the federal corporation, and their subsidiaries until June 23, 2005, and of BankFinancial Corporation, the Maryland corporation, and its subsidiaries thereafter. The words “Company,” “we” and “our” are therefore intended to refer to BankFinancial MHC, BankFinancial Corporation, the federal corporation, and their subsidiaries, including the Bank, with respect to matters and time periods occurring on or before June 23, 2005, and to refer to BankFinancial Corporation, the Maryland corporation, and its subsidiaries, including the Bank, with respect to matters and time periods occurring thereafter.

Principles of Consolidation: The consolidated financial statements include the accounts of and transactions of BankFinancial MHC, Inc., BankFinancial Corporation, the federal corporation, BankFinancial Corporation, the Maryland corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BankFinancial Asset Recovery Corporation (collectively, “the Company”). All significant intercompany accounts and transactions have been eliminated.

Nature of Business: The Company’s revenues, operating income, and assets are primarily from the banking industry. All of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment for financial reporting purposes as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Loan origination customers are mainly located in the greater Chicago metropolitan area. To supplement loan originations, the Company purchases mortgage loans for which the underlying collateral is predominantly located in Illinois. The loan portfolio is concentrated in loans that are primarily secured by real estate.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, loan servicing rights, impairment of securities and fair value of financial instruments are particularly subject to change.

Interest-bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions maturing in less than 90 days and are carried at cost.

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions maturing in less than 90 days, and daily federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, borrowings, and advance payments by borrowers for taxes and insurance.

Securities: Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Interest income is recognized under the interest method and includes amortization of purchase premium and discount. Gains and losses on sales are based on the amortized cost of the security sold. Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In determining if losses are other-than-temporary, management considers: (1) the length of time and extent that fair value has been less than cost or adjusted cost, as applicable (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the cost allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans and Loan Income: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of the allowance for loan losses, premiums and discounts on loans purchased, and net deferred loan costs. Interest income on loans is recognized in income over the term of the loan based on the amount of principal outstanding.

Premiums and discounts associated with loans purchased are amortized over the expected life of the loan using the level-yield method.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the contractual loan term, adjusted for prepayments. Interest income is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

allowance balance required using past loan loss experience; the nature and volume of the portfolio; information about specific borrower situations; and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Mortgage Servicing Rights: Mortgage servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Mortgage servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

Real Estate Owned: Real estate properties acquired in collection of a loan are initially recorded at fair value at acquisition, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in noninterest income.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is included in noninterest expense and is computed on the straight-line method over the estimated useful lives of the assets. Useful lives are estimated to be 25 to 40 years for buildings and improvements that extend the life of the original building, 10 to 20 years for routine building improvements, five to fifteen years for furniture and equipment, two to five years for computer hardware and software and no greater than four years on automobiles. The cost of maintenance and repairs is charged to expense as incurred and significant repairs are capitalized.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. There was no impairment to goodwill for the years ended December 31, 2005, 2004 and 2003.

Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which is ten years.

Long-Term Assets: Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in the deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Retirement Plans: Employee 401(k) and profit sharing plan expense is the amount of matching contributions and any annual discretionary contribution made at the discretion of the Company’s Board of Directors. Deferred compensation expense allocates the benefits over years of service.

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $27.9 million and $21.7 million was required to meet regulatory reserve and clearing requirements at December 31, 2005 and 2004, respectively. These balances do not earn interest.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market value information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale, which are also recognized as separate components of stockholders’ equity.

New Accounting Standards: SFAS 123-R, Accounting for Stock-Based Compensation Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in years beginning in 2006. Adoption of the standard could materially impact the amount of compensation expense incurred in future financial statements if the Company implements a stock award program.

Reclassifications: Certain reclassifications have been made in the prior year’s financial statements to conform with the current year’s presentation.

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except per share data)

NOTE 2 - EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period. The Company did not issue shares of common stock until June 23, 2005. Therefore, earnings per share reported for the year-ended December 31, 2005 reflects income only for the period during which shares were outstanding.

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$11,073	$1,457	$(9,578)
Less: net income (loss) before conversion	4,457	1,457	(9,578)

Net income available to common stockholders	$6,616	$—	$—

Average common shares outstanding	24,466,250	—	—
Less: Unearned ESOP shares	(1,926,557)	—	—

Weighted average common shares outstanding	22,539,693	—	—

Earnings per common share	$0.29	N.A.	N.A.

N.A. - not applicable

NOTE 3 - SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss at December 31 is as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2005
State and municipal	$3,145	$62	$(2)
Mortgage-backed securities	154,428	228	(3,764)
Collateralized mortgage obligations	1,642	27	—
SBA-guaranteed loan participation certificates	1,853	1	(7)
Equity securities	87,170	4,010	(800)

	$248,238	$4,328	$(4,573)

2004
State and municipal	$3,464	$7	$(13)
Mortgage-backed securities	178,668	696	(1,660)
Collateralized mortgage obligations	1,700	27	—
SBA-guaranteed loan participation certificates	1,941	1	(18)
Equity securities	82,320	235	(1,875)

	$268,093	$966	$(3,566)

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 3 - SECURITIES (Continued)

Mortgage-backed securities and collateralized mortgage obligations consist of Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”) and Government National Mortgage Association (“Ginnie Mae”) issues at December 31, 2005 and 2004. Equity securities consist primarily of Fannie Mae and Freddie Mac preferred stock.

The fair values of securities available-for-sale at December 31, 2005 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2005
Due in one year or less	$425
Due after one year through five years	2,028
Due after five years through ten years	692

3,145
Mortgage-backed securities	154,428
Collateralized mortgage obligations	1,642
SBA-guaranteed loan participation certificates	1,853
Equity securities	87,170

Total	$248,238

Securities pledged at December 31, 2005 and 2004 had a carrying amount of $78.8 million and $86.2 million, respectively, and were pledged to secure certain depository relationships, advances from the FHLB of Chicago, and a line of credit with the Federal Reserve Bank of Chicago.

Sales of securities available-for-sale were as follows:

	2005	2004	2003
Proceeds	$—	$10,551	$—
Gross gains	—	599	—
Gross losses	—	—	—

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 3 – SECURITIES (Continued)

Securities with unrealized losses at December 31, 2005 and 2004 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2005
State and municipal	$413	$2	$—	$—	$413	$2
Mortgage-backed securities	49,916	800	90,283	2,964	140,199	3,764
Collateralized mortgage	—	—	—	—	—	—
SBA-guaranteed loan participation certificates	1,258	1	151	6	1,409	7
Equity securities	20,450	800	—	—	20,450	800

Total temporarily impaired	$72,037	$1,603	$90,434	$2,970	$162,471	$4,573

2004
State and municipal	$—	$—	$1,081	$13	$1,081	$13
Mortgage-backed securities	75,122	887	49,201	773	124,323	1,660
Collateralized mortgage	—	—	—	—	—	—
SBA-guaranteed loan participation certificates	—	—	1,472	18	1,472	18
Equity securities	38,375	1,375	20,750	500	59,125	1,875

Total temporarily impaired	$113,497	$2,262	$72,504	$1,304	$186,001	$3,566

The Company evaluates its investment securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other-than-temporarily impaired.

The unrealized losses on investments in state and municipal bonds, mortgage-backed securities, collateralized mortgage obligations, and SBA guaranteed loan participation certificates above were attributable to increases in interest rates, rather than credit quality. Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered impaired on an other-than-temporary basis.

The Company has developed a methodology for conducting periodic impairment testing on marketable equity securities with dividends that adjust periodically based on market interest rate indices (Fannie Mae and Freddie Mac preferred stocks included in equity securities). A determination of the severity of the impairment and the continuous duration of the impairment (generally as well as the continuous duration of any impairment exceeding 5%) is made. Using a valuation model, a projection is prepared for the value of each security in future periods using current data and mean and median historical data as inputs for the forward yield curve and the volatility curve parameters, and for each security, its original, current and mid-point spread over the applicable risk-free benchmark since time of issuance. The projection results are used to assess the likelihood of a recovery of the carrying value of the security, using evaluation criteria that require greater evidence of a full recovery as the duration and, particularly, the severity of an impairment increase, and consideration of other evidence that is relevant to the issue of recovery. Acting on the premise that a write-down may be required, the model results are considered together with other relevant evidence and a judgment is made as to whether the evidence favors a full recovery and whether the Company has the intent and ability to hold the preferred stock for the duration of the forecasted recovery period. In the absence of other relevant evidence, the model results will generally be controlling. If other relevant evidence exists, the model results will not necessarily be controlling and are weighed with the other relevant evidence.

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 3 - SECURITIES (Continued)

The analysis performed and the evidence considered determined that unrealized losses on certain of the Fannie Mae and Freddie Mac preferred stocks constituted other-than-temporary impairments in 2004 and 2003. None of these securities were determined to have other-than-temporary impairments in 2005. This conclusion was based primarily on the duration and severity of the unrealized losses, the Company’s inability to forecast a full recovery in the value of these securities except in a small number of projected interest rate scenarios, the more stringent standards that must be met under SAB No. 59 when the severity and duration of losses are significant, and the uncertainties that are inherent in forecasting when interest rates, interest rate volatilities and spreads to risk-free benchmarks will return to historical norms. Based on these determinations, the Company reduced the combined carrying value of certain of the Fannie Mae and Freddie Mac preferred stocks by recording an impairment charge of $8.8 million and $12.5 million for the years ended December 31, 2004 and 2003, respectively.

NOTE 4 - LOANS RECEIVABLE

Loans receivable are as follows:

	2005	2004
Secured by one- to four-family residential real estate	$404,196	$362,701
Secured by multi-family mortgage loans	280,238	241,713
Nonresidential real estate	275,418	277,380
Construction and land loans	80,705	59,369
Commercial loans	68,988	63,727
Commercial leases	121,898	86,362
Consumer loans	2,022	2,755
Other loans (including municipal)	5,219	6,044

Total loans	1,238,684	1,100,051
Loans in process	2,180	824
Net deferred loan origination costs	2,541	2,096
Allowance for loan losses	(11,514)	(11,019)

Loans, net	$1,231,891	$1,091,952

As of December 31, 2005 and 2004, there were approximately $254.1 million and $223.3 million, respectively, of loans purchased from other financial institutions included in the amount of loans secured by one- to four-family residential real estate. Loans purchased were secured primarily by properties in Illinois.

Activity in the allowance for loan losses is as follows:

	2005	2004	2003
Beginning balance	$11,019	$12,034	$12,461
Provision (credit) for loan losses	518	(22)	(579)
Loans charged off	(115)	(1,393)	(433)
Recoveries	92	400	585

Ending balance	$11,514	$11,019	$12,034

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 4 - LOANS RECEIVABLE (Continued)

Impaired loans were as follows:

	2005	2004
Year-end loans with allocated allowance for loan losses	$7,793	$9,491
Year-end loans with no allocated allowance for loan losses	6,881	7,575

Total	$14,674	$17,066

Amount of the allowance for loan losses allocated	$1,813	$2,056
Average of impaired loans during the period	$15,215	$13,510

Interest income received on impaired loans was approximately $881,000, $1.1 million, and $1.1 million for the years ended December 31, 2005, 2004, and 2003.

Nonperforming loans were as follows:

	2005	2004
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	5,723	6,524

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The nonaccrual loans reflected above include a $2.0 million restructured loan at December 31, 2005. Although the restructured loan was current as to all scheduled payments as of December 31, 2005, the loan will remain on nonaccrual status until the borrowers achieve a sustained period of payment performance, and until then, all interest payments made on the loan will be recorded on a cash basis as received.

NOTE 5 - SECONDARY MORTGAGE MARKET ACTIVITIES

First mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were approximately $366.1 million, $393.9 million, and $357.7 million at December 31, 2005, 2004, and 2003, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $7.7 million, $10.1 million, and $7.4 million at December 31, 2005, 2004, and 2003, respectively.

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 5 - SECONDARY MORTGAGE MARKET ACTIVITIES (Continued)

Capitalized mortgage servicing rights are included in other assets in the accompanying consolidated statements of financial condition. Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows.

	2005	2004
Servicing rights
Beginning of year	$2,823	$2,690
Additions	386	990
Amortized to expense	(683)	(857)

Balance, end of year	$2,526	$2,823

Valuation allowance
Beginning of year	$233	$318
Additions expensed	160	296
Reductions credited to expense	(335)	(381)

Balance, end of year	$58	$233

Carrying value of mortgage servicing rights	$2,468	$2,590

Fair value of mortgage servicing rights	$3,096	$2,738

The estimated fair value of mortgage servicing rights is the present value of the expected future cash flows over the projected life of the loan. Assumptions used in the present value calculation are based on actual performance of the underlying servicing along with general market consensus. The expected cash flow is the net amount of all mortgage servicing income and expense items. The expected cash flows are discounted at an interest rate appropriate for the associated risk given the current market conditions. Significant assumptions are as follows:

	2005	2004
Prepayment speed	22.12%	23.55%
Discount rate	12.00%	12.00%
Average servicing cost per loan	$54.00	$54.00
Escrow float rate	4.65%	2.93%

Key economic assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of December 31, 2005 and the effect on the fair value of our mortgage servicing rights from adverse changes in those assumptions, are as follows:

(Dollars in thousands)
Fair value of mortgage servicing rights	$3,096
Weighted average annual prepayment speed	22.12
Decrease in fair value from 10% adverse change	162
Decrease in fair value from 20% adverse change	307
Weighted-average annual discount rate	12.00%
Decrease in fair value from 10% adverse change	96
Decrease in fair value from 20% adverse change	187

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on variations in individual assumptions generally cannot be used to predict changes in fair value based upon

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 5 - SECONDARY MORTGAGE MARKET ACTIVITIES (Continued)

further variations of the same assumptions. Also, in the above table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another factor, which might magnify or counteract the sensitivities.

The estimated amortization expense for each of the next five years is as follows:

2006	$612
2007	456
2008	341
2009	259
2010	199

NOTE 6 - SECURITIZATIONS

The Company securitizes conforming adjustable rate residential mortgage loans with Fannie Mae. The Company retains servicing responsibilities for these securitizations. The Company receives annual servicing fees approximating 0.25 percent of the outstanding balance. Fannie Mae has no recourse to the Company’s other assets for failure of debtors to pay loans when due. The Company receives securities in exchange for loans in these transactions and records no gain or loss. During 2005, 2004, and 2003, $24.2 million, $78.6 million, and $137.7 million of adjustable rate residential mortgage loans were securitized.

NOTE 7 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

	2005	2004
Investment securities	$623	$692
Loans receivable	5,975	4,728

	$6,598	$5,420

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 8 - PREMISES AND EQUIPMENT

Premises and equipment are as follows:

	2005	2004
Land and land improvements	$9,086	$9,019
Buildings and improvements	28,457	27,908
Furniture and equipment	8,506	7,673
Computer equipment	11,178	10,599

	57,227	55,199
Accumulated depreciation	(24,408)	(22,245)

	$32,819	$32,954

Depreciation and amortization of premises and equipment was $3.6 million, $3.5 million, and $3.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company leases certain branch facilities under noncancelable operating lease agreements expiring in 2009. Rent expense, net of sublease income, for facilities was $208,000, $215,000, and $409,000 in 2005, 2004, and 2003, respectively, excluding taxes, insurance, and maintenance. The projected minimum rental under existing leases, not including taxes, insurance, and maintenance, as of December 31, 2005 is as follows:

2006	$512
2007	453
2008	144
2009	4

Total	$1,113

The Company has subleased some of these branch facilities and currently is entitled to receive income of approximately:

2006	$220
2007	226
2008	94

Total	$540

NOTE 9 - CORE DEPOSIT INTANGIBLE

Core deposit intangible assets were as follows:

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$15,340	$7,092	$15,340	$5,458

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 9 - CORE DEPOSIT INTANGIBLE (Continued)

Aggregate amortization expense was $1.6 million, $1.7 million and $1.8 million for 2005, 2004, and 2003, respectively.

Estimated amortization expense for each of the next five years is as follows:

2006	$1,566
2007	1,490
2008	1,423
2009	1,356
2010	1,289

NOTE 10 - DEPOSITS

Year-end deposits are as follows:

	2005	2004
Non-interest-bearing demand	$117,443	$104,448
Interest-bearing NOW	227,893	232,968
Money market	248,871	205,933
Savings	123,260	132,009
Certificates of deposit	350,407	440,338

	$1,067,874	$1,115,696

Certificates of deposit of $100,000 or more were approximately $94.0 million and $142.5 million at year-end 2005 and 2004, respectively. Amounts over $100,000 are not insured by the Federal Deposit Insurance Corporation

Included in certificates of deposit are $9.8 million and $23.9 million of brokered deposits at December 31, 2005 and 2004, respectively. All brokered deposits are over $100,000.

Scheduled maturities of certificates of deposit for the next five years are as follows:

2006	$255,746
2007	70,337
2008	14,648
2009	5,968
2010	3,629

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	2005	2004	2003
Interest-bearing NOW	$2,290	$1,249	$1,208
Money market accounts	6,350	2,667	1,735
Savings	1,005	825	690
Certificates of deposit	10,953	9,457	9,684

	$20,598	$14,198	$13,317

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 11 - BORROWINGS

Borrowed funds are summarized as follows:

	December 31, 2005				December 31, 2004
	Contractual Interest Rate Range		Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate	Amount

Fixed-rate advance from FHLB due:
Within 1 year	2.13%	3.52%	2.68%	$57,236	1.75%	$94,612
1 to 2 years	2.66	4.00	3.52	90,000	2.61	53,236
2 to 3 years	—	—	—	—	3.35	56,000
3 to 4 years	—	—	—	—	—	—
4 to 5 years	6.44	6.44	6.44	25,000	—	—
Greater than 5 years	—	—	—	—	6.44	25,000

Total fixed rate advances	2.13%	6.44%	3.66%	172,236	2.85%	228,848
Open Line advance, due on demand	4.41	4.41	4.41	13,000	2.47	2,000

Total FHLB funds	2.13	6.44	3.72	185,236	2.85	230,848
Securities sold under agreements to repurchase	3.75	3.75	3.75	6,152	1.75	3,894
Other borrowings	—	—	—	—	4.02	30,000

Total borrowings	2.13%	6.44%	3.72%	$191,388	2.97%	$264,742

In July 2003, the Bank elected to pursue certain balance sheet restructuring strategies as a result of the historically low interest rate environment. The restructuring consisted of retiring $25.0 million of Federal Home Loan Bank (“FHLB”) advances and replacing the other $145.0 million with new FHLB advances with a weighted average coupon of 1.38% and a weighted average maturity of approximately one year. The Company incurred a net pre-tax prepayment penalty of $15.4 million, recognized an immediate loss of $8.3 million on the early extinguishment of debt, and deferred the remaining prepayment penalty in accordance with Emerging Issues Task Force 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The remaining portion of the prepayment penalty was amortized as a yield adjustment over the life of the refinanced borrowings. As of December 31, 2005, the prepayment penalty was completely amortized and as of December 31, 2004, the unamortized prepayment penalty was $388,000.

The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLB of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances. At December 31, 2005, $275.0 million and $124.2 million of first mortgage and multi-family mortgage loans, respectively, collateralized the advances.

At December 31, 2005 and 2004, the Company had available pre-approved overnight federal funds borrowing and repurchase agreement lines of $65 million. At December 31, 2005 and 2004, the Company also had a line of credit available with the Federal Reserve Bank of Chicago for $18.3 million and $16.6 million, respectively. At December 31, 2005 and 2004, there was no outstanding balance on these lines.

The Company entered into a promissory note with another financial institution on November 15, 2001. In 2003 the amount of the note was increased to $30.0 million from $15.0 million, with interest terms remaining the same, payable at the 90-day LIBOR plus 200 basis points. The interest on the note reset quarterly and interest was payable

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 11 - BORROWINGS (Continued)

quarterly. At December 31, 2004, the interest rate on the note was 4.02%. The Company repaid this note in full on June 23, 2005.

NOTE 12 - INCOME TAXES

The income tax expense (benefit) is as follows:

	2005	2004	2003
Current	$3,645	$131	$(483)
Deferred	633	(395)	(6,932)

Total income tax expense (benefit)	$4,278	$(264)	$(7,415)

A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 34% to the income tax expense in the consolidated statements of income follows:

	2005	2004	2003
Provision computed at the statutory federal tax rate	$5,219	$406	$(5,778)
State taxes and other, net	(194)	(216)	(1,019)
Dividends received deduction	(747)	(454)	(618)

	$4,278	$(264)	$(7,415)

Effective income tax rate	27.87%	(22.13%)	(43.64%)

Retained earnings at December 31, 2005 and 2004 include approximately $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 12 - INCOME TAXES (Continued)

The net deferred tax asset is as follows:

	2005	2004
Gross deferred tax assets
Allowance for loan losses	$4,576	$4,379
Branch closing reserve	144	169
Alternative minimum tax, general business credit and net operating loss carryforwards	1,494	2,454
Impairment of securities available for sale	8,446	8,446
Unrealized loss on securities available-for-sale	97	1,033
Other	340	375

	15,097	16,856
Gross deferred tax liabilities
Net deferred loan origination costs	(1,718)	(1,555)
FHLB stock dividends	(3,518)	(3,038)
Purchase accounting adjustments	(3,800)	(4,642)
Accumulated depreciation	(455)	(360)
Mortgage servicing rights	(981)	(1,029)
Other	(351)	(389)

	(10,823)	(11,013)

Net deferred tax asset	$4,274	$5,843

At December 31, 2004, the Company had a federal net operating loss carryforward of approximately $3.2 million and a state net operating loss carryforward of approximately $7.0 million, respectively. Both net operating loss carryforwards were fully utilized in 2005.

Based upon projections of future taxable income, management believes that it is more likely than not that the deferred tax assets will be fully realized.

NOTE 13 - REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 13 - REGULATORY MATTERS (Continued)

At year end, actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005
Total capital (to risk-weighted assets)	$229,922	19.01%	$96,772	8.00%	$120,965	10.00%
Tier 1 (core) capital (to risk-weighted assets)	220,220	18.21	48,386	4.00	72,579	6.00
Tier 1 (core) capital (to adjusted total assets)	220,220	13.82	63,748	4.00	79,684	5.00
December 31, 2004
Total capital (to risk-weighted assets)	$113,693	10.35%	$87,892	8.00%	$109,865	10.00%
Tier 1 (core) capital (to risk-weighted assets)	104,730	9.53	43,946	4.00	65,919	6.00
Tier 1 (core) capital (to adjusted total assets)	104,730	7.12	58,873	4.00	73,591	5.00

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital.

	2005	2004
GAAP equity	$235,908	$119,983
Disallowed intangible assets	(15,835)	(16,820)
Unrealized loss on securities available-for-sale	147	1,567

Tier I capital	220,220	104,730
General regulatory loan loss reserves	9,702	8,963

Total regulatory capital	$229,922	$113,693

As of December 31, 2005 and 2004, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Federal regulations require the Bank to comply with a Qualified Thrift Lender (“QTL”) test, which generally requires that 65% of assets be maintained in housing-related finance and other specified assets. If the QTL test is not met, limits are placed on growth, branching, new investment, FHLB advances, and dividends or the institution must convert to a commercial bank charter. Management considers the QTL test to have been met.

The Bank is subject to restrictions on the amount of dividends it may declare without prior regulatory approval. The Bank’s retained earnings available for dividends without prior approval was approximately $9.6 million as of December 31, 2005.

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 14 - EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan (“ESOP”) Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service. In connection with the conversion and reorganization, the ESOP borrowed $19.6 million from the Company, and used the proceeds of the loan to purchase 1,957,300 common shares issued in the subscription offering at $10.00 per share. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on ESOP assets. The Bank has committed to make discretionary contributions to the ESOP sufficient to service the loan over a period not to exceed 20 years. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Participants receive their earned shares at the end of employment.

Contributions to the ESOP during 2005 and 2004 were $208,000 and $10,000, respectively. Expense related to the ESOP was $718,000 and $10,000 for the years ended December 31, 2005 and 2004, respectively.

Shares held by the ESOP were as follows:

2005
Allocated to participants	48,933
Unearned	1,908,367

Total ESOP shares	1,957,300

Fair value of unearned shares	$28,015

Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company matches employee contributions up to 5% of an employee’s wages. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $791,000, $717,000, and $740,000 were made for the years ended 2005, 2004, and 2003, respectively.

NOTE 15 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

The Company is party to various financial instruments with off-balance-sheet risk. The Company uses these financial instruments in the normal course of business to meet the financing needs of customers and to effectively manage exposure to interest rate risk. These financial instruments include commitments to extend credit, standby letters of credit, unused lines of credit, and commitments to sell loans. When viewed in terms of the maximum exposure, those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Credit risk is the possibility that a counterparty to a financial instrument will be unable to perform its contractual obligations. Interest rate risk is the possibility that, due to changes in economic conditions, the Company’s net interest income will be adversely affected.

The following is a summary of the contractual or notional amount of each significant class of off-balance-sheet financial instruments outstanding. The Company’s exposure to credit loss in the event of nonperformance by the counterparty for commitments to extend credit, standby letters of credit, and unused lines of credit is represented by the contractual notional amount of these instruments.

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 15 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES (Continued)

The contractual or notional amounts are as follows:

	2005	2004
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$42,265	$27,533
Standby letters of credit	2,734	4,029
Unused lines of credit	240,909	225,209
Commitments to sell mortgages	632	1,917

At year-end 2005, fixed-rate commitments were $10.4 million, with rates ranging from 5.63% to 8.25% and adjustable-rate commitments of $31.9 million, with rates ranging from 4.63% to 9.00%. These commitments are due to expire within two months of issuance.

Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but primarily consists of single-family residential real estate.

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments is as follows:

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$38,026	$38,026	$29,298	$29,298
Securities	248,238	248,238	268,093	268,093
Loans held-for-sale	375	375	5,531	5,531
Loans receivable, net of allowance for loan losses	1,231,891	1,231,982	1,091,952	1,100,296
FHLB stock	25,434	25,434	24,226	24,226
Accrued interest receivable	6,598	6,598	5,420	5,420
Mortgage servicing rights	2,468	3,096	2,590	2,738
Financial liabilities
Non-interest-bearing demand deposits	$(117,443)	$(117,443)	$(104,448)	$(104,448)
NOW and money market deposits	(476,764)	(476,764)	(438,901)	(438,901)
Savings	(123,260)	(123,260)	(132,009)	(132,009)
Certificates of deposit	(350,407)	(349,892)	(440,338)	(440,541)
Borrowings	(191,388)	(191,227)	(264,742)	(267,950)
Accrued interest payable	(1,048)	(1,048)	(874)	(874)

For purposes of the above, the following assumptions were used:

Cash and Cash Equivalents: The estimated fair values for cash and cash equivalents are based on their carrying value due to the short-term nature of these assets.

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Securities: The estimated fair values of securities are based on quoted market prices when they are currently available. If a quoted market price for a specific security is not currently available, the Company estimates the fair value based on the quoted market price of another security with similar characteristics, adjusted to reflect objectively measurable differences such as coupon rates and reset dates. In the absence of current quoted market prices for the same or a similar security, the Company uses other valuation techniques to determine fair value, such as obtaining broker-dealer valuations or estimating fair value based on valuation modeling. Significant judgment is involved in determining fair value in the absence of current quoted market prices.

Loans: The estimated fair value for loans has been determined by calculating the present value of future cash flows based on the current rate the Company would charge for similar loans with similar maturities, applied for an estimated time period until the loan is assumed to be repriced or repaid. The estimated fair values of loans held-for-sale are based on quoted market prices.

Mortgage servicing rights: The estimated fair value of mortgage servicing rights is the present value of the expected future cash flows over the projected life of the loan. Assumptions used in the present value calculation are based on actual performance of the underlying servicing along with general market consensus.

Deposit Liabilities: The estimated fair value for certificate deposits has been determined by calculating the present value of future cash flows based on estimates of rates the Company would pay on such deposits, applied for the time period until maturity. The estimated fair values of non-interest-bearing demand, NOW, money market, and savings deposits are assumed to approximate their carrying values as management establishes rates on these deposits at a level that approximates the local market area. Additionally, these deposits can be withdrawn on demand.

Borrowings: The estimated fair values of advances from the FHLB and note payable are based on current market rates for similar financing. The estimated fair value of securities sold under agreements to repurchase is assumed to equal its carrying value due to the short-term nature of the liability.

Accrued Interest: The estimated fair values of accrued interest receivable and payable are assumed to equal their carrying value.

Off-Balance-Sheet Instruments: Off-balance-sheet items consist principally of unfunded loan commitments, standby letters of credit, and unused lines of credit. The estimated fair values of unfunded loan commitments, standby letters of credit, and unused lines of credit are not material.

While the above estimates are based on management’s judgment of the most appropriate factors, as of the balance sheet date, there is no assurance that the estimated fair values would have been realized if the assets were disposed of or the liabilities settled at that date, since market values may differ depending on the various circumstances. The estimated fair values would also not apply to subsequent dates.

In addition, other assets and liabilities that are not financial instruments, such as premises and equipment, are not included in the above disclosures.

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive loss (income) components and related taxes were as follows:

	2005	2004	2003
Unrealized holding gains (losses) on securities available-for-sale	2,355	(14,152)	(7,783)
Tax effect	(935)	6,418	3,175

Unrealized holding gains (losses) on securities available-for-sale, net of tax	1,420	(7,734)	(4,608)

Less reclassification adjustments for (gains) losses recognized	—	(599)	—
Tax effect	—	272	—

Less reclassification adjustments for (gains) losses recognized in income, net of tax	—	(327)	—

Loss on impairment of securities available-for-sale	—	8,793	12,457
Tax effect	—	(3,988)	(5,082)

Loss on impairment of securities available-for-sale, net of tax	—	4,805	7,375

Other comprehensive income (loss)	$1,420	$(3,256)	$2,767

NOTE 18 - COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of BankFinancial Corporation as of December 31, 2005 and BankFinancial MHC, Inc. as of December 31, 2004 follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	2005	2004
ASSETS
Cash in subsidiary	$72,321	$202
Loan receivable from ESOP	19,365	—
Investment in subsidiary	235,908	94,623
Other assets	2,294	63

Total assets	$329,888	$94,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	1,111	—
Total stockholders’ equity	328,777	94,888

Total liabilities and stockholders’ equity	$329,888	$94,888

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 18 - COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME

	2005	2004	2003
Interest income	$717	$—	$—
Other expense	377	36	31

Income (loss) before income tax and subsidiary earnings (loss)	340	(36)	(31)
Income tax expense (benefit)	128	(14)	(12)
Equity in earnings (loss) of subsidiary	10,861	1,479	(9,559)

Net income (loss)	$11,073	$1,457	$(9,578)

CONDENSED STATEMENTS OF CASH FLOWS

	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$11,073	$1,457	$(9,578)
Adjustments
Equity in (earnings) loss of subsidiary	(10,861)	(1,479)	9,559
Change in other assets	(2,232)	1,933	(1,687)
Change in other liabilities	1,111	(1,936)	1,724

Net cash from operating activities	(909)	(25)	18
Cash flows from investing activities
Capital contribution to subsidiary bank	(147,859)	—	—

Net cash from investing activities	(147,859)	—	—

Cash flows from financing activities
Principal payments received on ESOP loan	208	—	—
Net proceeds from sale of common stock	220,679	—	—

Net cash from financing activities	220,887	—	—

Net change in cash and cash equivalents	72,119	(25)	18
Beginning cash and cash equivalents	202	227	209

Ending cash and cash equivalents	$72,321	$202	$227

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands)

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest Income	$18,042	$20,055	$20,715	$21,110
Interest Expense	6,834	7,577	6,837	7,554

Net interest income	11,208	12,478	13,878	13,556
Provision (credit) for loan losses	(76)	(264)	334	524

Net interest income	11,284	12,742	13,544	13,032
Non interest income	1,852	2,035	2,534	2,534
Non interest expense	10,729	10,576	11,391	11,510

Income before income taxes	2,407	4,201	4,687	4,056
Income tax expense	771	1,380	990	1,137

Net Income	$1,636	$2,821	$3,697	$2,919

Earnings per common share	—	—	$0.16	$0.13

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest Income	$16,030	$15,950	$16,719	$17,599
Interest Expense	6,176	5,374	5,693	6,227

Net interest income	9,854	10,576	11,026	11,372
Provision (credit) for loan losses	—	—	(212)	190

Net interest income	9,854	10,576	11,238	11,182
Non interest income	2,147	2,165	2,352	2,394
Non interest expense
Loss on impairment of securities-available-for-sale	—	—	5,500	3,293
Other non interest expense	10,810	10,563	10,105	10,444

Non interest expense	10,810	10,563	15,605	13,737

Income (loss) before income taxes	1,191	2,178	(2,015)	(161)
Income tax expense (benefit)	291	671	(969)	(257)

Net Income (loss)	$900	$1,507	$(1,046)	$96

NOTE 20 – MUTUAL TO STOCK CONVERSION

On June 23, 2005, the Company completed the conversion from a mutual holding company form of organization to the stock form of organization and sold 24,466,250 shares of common stock at $10.00 per share in a subscription offering to eligible account holders, the Company’s tax-qualified employee benefit plans, supplemental eligible account holders and other members of the Company.

At the time of conversion, the Company established a liquidation account in an amount equal to its net worth as of December 31, 2004. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Company after conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the unlikely event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for the accounts held. Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account.

(Continued)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – PENDING ACQUISITION

On November 29, 2005, the Company signed a definitive agreement to acquire University National Bank from University Bancorporation for approximately $24 million, subject to adjustments, in cash. University National Bank, with two banking locations in the Hyde Park community in Chicago, Illinois, had $111 million in assets and $102 million in deposits as of December 31, 2005. The transaction has been approved by the Bank’s primary federal regulator, the Office of Thrift Supervision, and is expected to close in the second quarter of 2006, subject to customary closing conditions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

(b)	Changes in internal controls.

There were no changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that have been materially affected, or are reasonably likely to materially affect these controls, except as follows:

•	During the 4th quarter of 2005, we implemented certain enhancements to our corporate performance management and reporting systems, including the replacement of certain manual processes for populating data in financial reports with automated processes.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers. The information concerning our directors and executive officers required by this item will be filed with the Securities and Exchange Commission by amendment to this Form 10-K, not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and 10 percent stockholders required by this item will be filed with the Securities and Exchange Commission by amendment to this Form 10-K, not later than 120 days after the end of our fiscal year.

Code of Ethics. We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of our Code of Ethics is attached as Exhibit 14 to this 10-K. We have also adopted a Code of Business Conduct, pursuant to Nasdaq requirements, that applies generally to our directors, officers, and employees.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning compensation required by this item will be filed with the Securities and Exchange Commission by amendment to this Form 10-K, not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required by this item will be filed with the Securities and Exchange Commission by amendment to this Form 10-K, not later than 120 days after the end of our fiscal year.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required by this will be filed with the Securities and Exchange Commission by amendment to this Form 10-K, not later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services will be filed with the Securities and Exchange Commission by amendment to this Form 10-K, not later than 120 days after the end of our fiscal year.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following consolidated financial statement of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

(A)	Report of Independent Registered Accounting Firm

(B)	Consolidated Statements of Financial Condition - at December 31, 2005 and 2004

(C)	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

(F)	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of BankFinancial Corporation*

3.2	Bylaws of BankFinancial Corporation*

3.3	Articles of Amendment to Charter of BankFinancial Corporation*

3.4	Restated Bylaws of BankFinancial Corporation

4	Form of Common Stock Certificate of BankFinancial Corporation*

10.1	Employee Stock Ownership Plan*

10.2	Deferred Compensation Plan*

10.3	Employment Agreement with F. Morgan Gasior*

10.4	Employment Agreement with James J. Brennan*

10.5	Employment Agreement with Paul A. Cloutier*

10.6	Employment Agreement with Robert O’Shaughnessy*

10.7	Employment Agreement with Christa Calabrese*

10.8	Form of Employment Agreement with F. Morgan Gasior*

10.9	Form of Employment Agreement with Senior Executive Officers*

10.10	Form of Employment Agreement for Named Executive Officers*

14	Code of Ethics for Senior Financial Officers

21	Subsidiaries of Registrant*

23	Consent of Crowe Chizek and Company LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of BankFinancial Corporation (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKFINANCIAL CORPORATION

Date: March 22, 2006	By:	/S/ F. MORGAN GASIOR
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ F. MORGAN GASIOR	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 22, 2006
F. Morgan Gasior

/S/ PAUL A. CLOUTIER	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2006
Paul A. Cloutier

/S/ PATRICK I. HARTNETT	Director	March 22, 2006
Patrick I. Hartnett

/S/ JOHN M. HAUSMANN	Director	March 22, 2006
John M. Hausmann

/S/ SHERWIN R. KOOPMANS	Director	March 22, 2006
Sherwin R. Koopmans

/S/ JOSEPH A. SCHUDT	Director	March 22, 2006
Joseph A. Schudt

/S/ TERRY R. WELLS	Director	March 22, 2006
Terry R. Wells