Form 10-K/A
period 2005-12-31
BankFinancial CORP
filed 2006-05-01
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information, as of April 26, 2006, regarding the nominees and the other current members of our Board of Directors, including their years of service, ages and terms of office. Except as indicated elsewhere in this document, there are no arrangements or understandings between any of the directors or nominees and any other person pursuant to which such directors or nominees were selected.

Name	Age	Position(s) Held in the Company	Director Since (1)	Term of Class to Expire
Patrick I. Hartnett	54	Director	1989	2006
Sherwin R. Koopmans	64	Director	2003	2006
Terry R. Wells	47	Director	1994	2006
John M. Hausmann, C.P.A.	51	Director	1990	2007
F. Morgan Gasior	42	Chairman of the Board, Chief Executive Officer and President of the Company and the Bank	1983	2008
Joseph A. Schudt	68	Director	1992	2008

(1)	For each director, denotes the year in which the individual first became a director of BankFinancial, F.S.B. (the “Bank”). Each individual has served as a director of BankFinancial Corporation, a Maryland corporation (the “Company”) since its formation in 2004. A vacancy currently exists on the Board of Directors due to the death of Dr. Kenneth Cmiel. The vacancy relates to the class of directors with terms expiring at the Company’s annual meeting in 2007. The Board of Directors intends to fill this vacancy in accordance with the applicable provisions of the Company’s charter and bylaws.

Set forth below is information, as of April 26, 2006, regarding the business experience of the members of the Board of Directors of the Company for at least the past five years

Patrick I. Hartnett. Mr. Hartnett has been an attorney in private practice since 1977. Mr. Hartnett is currently a partner in the law firm of Hartnett & Hartnett. Mr. Hartnett concentrates his law practice on commercial real estate and creditors’ rights litigation, employment law and the representation of the Illinois Staffing Association. He is also a visiting lecturer at DePaul University’s MBA programs. Mr. Hartnett has been a director of the Company since its formation in 2004, and of the Bank since 1989. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Hartnett is a member of the Executive Committees of the Company and the Bank.

Sherwin R. Koopmans. Mr. Koopmans has been actively involved in the banking industry since 1964, including service in senior management positions with the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. Since retiring from government service in December 1995, Mr. Koopmans has performed short-term consulting engagements on banking and deposit insurance issues for private clients, including several European, Asian and South American countries. Mr. Koopmans was a director of Success Bancshares and its wholly owned subsidiary, Success National Bank, from 1997 until 2001, and was the Chairman of Success Bancshares’ Executive Committee and Asset/Liability Management Committee and a member of its Audit

Committee and Human Resources Committee. Mr. Koopmans has been a director of the Company since its formation in 2004, and of the Bank since 2004. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 2001 to 2005. He also served as a director of Financial Assurance Services, a subsidiary of the Bank, from 2001 to 2003. Mr. Koopmans is the Chairman of the Asset Liability Management Committee of the Bank, and is a member of the Human Resources Committees of the Company and the Bank, and the Audit Committee of the Company.

Terry R. Wells. Mr. Wells has served as the Mayor of the Village of Phoenix, Illinois since 1993. Mr. Wells has also taught history and social studies since 1981 at the elementary and high school levels, and presently teaches U.S. History at Thornton Township High School in Harvey, Illinois. Mr. Wells serves on the Executive Committee of the South Suburban Mayors and Managers Association. He is also a member of the Board of Directors of Pace, a Division of the Regional Transportation Authority, and the Board of Trustees of South Suburban College. Mr. Wells has been a director of the Company since its formation in 2004, and of the Bank since 1994. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Wells is a member of the Audit Committees and the Human Resources Committees of the Company and the Bank.

F. Morgan Gasior. Mr. Gasior has served as Chairman of the Board, Chief Executive Officer and President of the Company since its formation in 2004, and of the Bank since 1989. He held the same positions with Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Gasior has been employed by the Bank in a variety of positions since 1984, and became a full-time employee in 1988 when he was appointed as Executive Vice President and Chief Operating Officer. Mr. Gasior serves as the Chairman of the Executive Committees of the Company and the Bank, and is a member of the Asset Quality Committee of the Bank. He was also a director and officer of Financial Assurance Services from 1989 through 2003. Mr. Gasior is licensed as an attorney in the States of Illinois and Michigan, but he does not actively practice law.

John M. Hausmann, C.P.A. Mr. Hausmann has been a self-employed certified public accountant since 1980. Prior to that time, he was an accountant with Arthur Andersen. Mr. Hausmann is a member of the American Institute of Certified Public Accountants and the Illinois Certified Public Accountant Society. He has been a director of the Company since its formation in 2004, and of the Bank since 1990. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Hausmann is the Chairman of the Audit Committees of the Company and the Bank, and is a member of the Executive Committees and the Human Resources Committees of the Company and the Bank.

Joseph A. Schudt. Mr. Schudt served as the Principal Partner and President of Joseph A. Schudt & Associates, a professional engineering firm based in Frankfort, Illinois, specializing in engineering design, environmental analyses and land surveying, from 1972 to 2004. Mr. Schudt currently serves as a Vice President of Joseph A. Schudt & Associates. Mr. Schudt is licensed as a professional engineer in seven states, including Illinois. He has been a director of the Company since its formation in 2004, and of the Bank since 1992. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Schudt is the Chairman of the Asset Quality Committee of the Bank and of the Human Resources Committees of the Company and the Bank, and is a member of the Executive Committees of the Company and the Bank.

Executive Officers Who Are Not Directors

Set forth below is information, as of April 26, 2006, regarding the principal occupations for at least the past five years of the individuals who serve as executive officers of the Company and/or the Bank and who do not serve as directors of the Company or the Bank. All executive officers of the Company and the Bank are elected annually by their respective Boards of Directors and serve until their successors are elected and qualified. No executive officer identified below is related to any director or other executive officer of the Company or the Bank, and, except as indicated elsewhere in this document, there are no arrangements or understandings between any officer identified below and any other person pursuant to which any such officer was selected as an officer.

Gregg T. Adams. Age 47. Mr. Adams has served as the Executive Vice President of the Marketing and Sales Division of the Bank since 2001, and was the Senior Vice President of the Marketing and Sales Division from 2000 to 2001. Mr. Adams joined the Bank in 1986, and has served in various positions with the Bank and its former real estate subsidiary, Financial Properties, Inc., including as Vice President of Marketing Development.

James J. Brennan. Age 55. Mr. Brennan has served as the Secretary and General Counsel of the Company since its formation in 2004, and of BankFinancial, F.S.B., BankFinancial Corporation, a federal corporation, and BankFinancial MHC from 2000 to 2005. Mr. Brennan also serves as the Executive Vice President of the Corporate Affairs Division of the Company and the Bank. Mr. Brennan was a practicing attorney from 1975 until 2000. Prior to joining the Bank and its parent companies, he was a partner in the law firm of Barack Ferrazzano Kirschbaum Perlman & Nagelberg, Chicago, Illinois, and was the Co-Chairman of the firm’s Financial Institutions Group and a member of its Management Committee. Mr. Brennan is also a director of Financial Assurance Services.

Christa N. Calabrese. Age 57. Ms. Calabrese has served as the President of the Bank’s Northern Region since 2001. She served as the Chief Lending Officer of Success National Bank from 1992 until it was acquired by the Company in 2001, and during that time she held the offices of Executive Vice President and Senior Vice President. Ms. Calabrese was an Asset Specialist with the Resolution Trust Corporation from 1990 to 1992, and held commercial lending positions with several Chicago area community banks from 1969 to 1990.

Paul A. Cloutier, C.P.A. Age 42. Mr. Cloutier has served as the Chief Financial Officer and Treasurer of the Company since its formation in 2004, of the Bank since 1991, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Cloutier also serves as the Executive Vice President of the Finance Division of the Company and the Bank. He is a registered certified public accountant in the State of Michigan and is a member of the American Institute of Certified Public Accountants. Prior to joining the Bank and its parent companies, he was a Senior Tax Associate with Coopers & Lybrand.

Mark W. Collins. Age 55. Mr. Collins has served as the Executive Vice President of the Information Systems Division of the Bank since 2004. Mr. Collins joined the Bank on a full-time basis in 2002, and became a Vice President in the Information Systems Division in 2003. Prior to joining the Bank, Mr. Collins was employed in the Information Systems Division of Standard Federal Bank, Chicago, Illinois, and its successor, TCF Bank, from 1972 to 1998, and served as the Director of Information Systems of Standard Federal Bank from 1994 to 1997.

Robert J. O’Shaughnessy. Age 67. Mr. O’Shaughnessy has served as the Chief Credit Officer of the Company since its formation in 2004, of the Bank since 1999, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. O’Shaughnessy also serves as the Executive Vice President of the Operations Division of the Company and the Bank. Mr. O’Shaughnessy has been actively involved in the banking industry since 1964, including service as chief lending officer and other senior positions with several Chicago area commercial banks, and as the principal in R.J. O’Shaughnessy & Company, a consulting firm that specialized in loan review, the evaluation of credit standards and processes and general bank consulting.

Patricia M. Smith. Age 43. Ms. Smith has served as the Executive Vice President of the Human Resources Division of the Company since its formation in 2004, and of the Bank since 2002, and she was the Senior Vice President of the Human Resources Division of the Bank from 2001 to 2002. Before joining the Bank, Ms. Smith held various human resources positions with Old Kent Bank, and with Heritage Bank and its successor, First Midwest Bank.

Donald F. Stelter. Age 53. Mr. Stelter has served as the Executive Vice President of the General Services Division of the Bank since 2001, and was the Senior Vice President of the General Services Division of the Bank from 2000 to 2001. Mr. Stelter held various positions with Financial Properties, Inc., a former subsidiary of the Bank, between 1987 and 2000, and served as its Senior Vice President from 1996 to 2001. Mr. Stelter is also the President of BF Asset Recovery Corporation, a special asset holding subsidiary of the Bank.

Thad F. Stewart. Age 44. Mr. Stewart has served as the Executive Vice President of the Internal Audit Division of the Company since its formation in 2004, of the Bank since 2001, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 2001 to 2005. He was the Senior Vice President of the

Internal Audit Division of the Bank from 1997 to 2001, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2001. Prior to joining the Bank, Mr. Stewart was an internal audit officer with several Chicago area financial institutions.

Audit Committee

Messrs. Hausmann (Chairman), Wells and Koopmans serve as members of the Audit Committee and each is an “independent” director as defined in Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers. The Board of Directors has determined that Messrs. Hausmann and Koopmans both qualify as an “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors, and beneficial owners of greater than 10% of the outstanding shares of our common stock, are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended December 31, 2005, no executive officer, director or 10% beneficial owner of shares of our common stock failed to any required file ownership report on a timely basis.

Code of Ethics.

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of our Code of Ethics was previously filed as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2005. We have also adopted a Code of Business Conduct, pursuant to Nasdaq requirements, that applies generally to our directors, officers, and employees.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

Directors’ Fees. All directors of the Company are currently directors of the Bank. The Bank pays fees to its directors for their service as directors and as members and chairpersons of committees of the Board of Directors. Except for Director Koopmans, who receives a fee of $800 per quarter from the Company for serving on the Company’s Audit Committee, the Company does not separately compensate the members of its Board of Directors and Board committees. The fees that the Bank pays to its directors, however, are taken into account in establishing the inter-company expense allocations that the Company pays to the Bank. Except for Mr. Gasior, who receives no fees for serving as a director, committee chairperson or committee member, the directors of the Bank receive an annual fee of $24,000 for preparing for and attending meetings of the Board of Directors of the Bank. Members of the Executive Committee of the Bank receive an additional fee of $800 per month for performing Executive Committee functions. The chairpersons of the Bank’s Audit Committee, Asset Quality Committee and Asset Liability Management Committee each receive an additional fee of $1,000 per quarter, and the other members of each of these committees receive an additional fee of $800 per quarter, for performing committee functions. The Bank also partially reimburses Director Koopmans for his travel expenses for attending meetings of its Board of Directors.

Deferred Compensation Plan. BankFinancial, F.S.B. maintains a deferred compensation plan for the benefit of directors and certain senior executive officers designated to participate in the plan. Participation in the plan is voluntary, and those who elect to participate in the plan do not receive any compensation beyond the compensation they would have received had they not participated in the plan. At December 31, 2005, there was one participant in the plan. Under the plan, a participant may defer (i) any whole percentage up to 100% of his salary, bonus and/or incentive compensation, (ii) a stated dollar amount of his bonus and/or incentive compensation, or (iii) all of his bonus and/or incentive compensation in excess of a stated dollar amount. A director may elect to defer (i) any whole percentage up to 100% of his director fees, (ii) a stated dollar amount of his director fees, or (iii) all of his director fees in excess of a stated dollar amount. Deferrals under the plan will be credited to a deferral account for the participant. Deferral elections must be made during the 90-day period preceding the first day of the plan year in which the salary, bonus, incentive compensation and/or director fees would otherwise be paid in cash. Individuals who become participants during a plan year may make deferral elections with respect to future salary, director fees, bonus and incentive compensation within 30 days of becoming a participant. Participants may elect to increase, decrease or cease deferral elections with respect to future salary, director fees, bonus and incentive compensation at any time during the plan year. Deferrals will be suspended in the event a participant receives a hardship distribution or a distribution on account of an unforeseeable emergency. For purposes of determining income (or loss) on a participant’s account, a participant’s account will be deemed invested through a self-directed brokerage account in publicly traded mutual funds or cash as the participant may direct. A participant will be fully vested in his or her deferral account at all times. At the participant’s election, benefits under the plan may be paid in a lump sum or in annual installments. In the event the balance of a participant’s account is less than $10,000, then notwithstanding a participant’s election to the contrary, the participant’s account will be distributed in a lump sum. In the event the amount of any annual installment payable to a participant or beneficiary is less than $5,000, each annual installment amount will be $5,000 until the account is exhausted or the rule governing account balances of less than $10,000 takes effect. The Bank intends to amend and restate the deferred compensation plan prior to the expiration of the Section 409A of the Internal Revenue Code of 1986 transition period on December 31, 2006 to the extent necessary to ensure compliance with its requirements.

Executive Compensation

Summary Compensation Table. The following table sets forth for the year ended December 31, 2005, certain information as to the total remuneration paid to our Chief Executive Officer, and to our other four most highly compensated executive officers at December 31, 2005 who received total annual compensation in excess of $100,000 (each a “Named Executive Officer”, and together, “Named Executive Officers”).

Name and Principal Position	Annual Compensation				Long-Term Compensation
					Awards		Payouts
	Year Ended 12/31 (1)	Salary	Bonus (2)	Other Annual Compensation	Restricted Stock Awards	Options/ SARS (#)	LTIP Payouts	All Other Compensation (3)
F. Morgan Gasior Chairman of the Board, Chief Executive Officer and President	2005	$382,212	$65,156	See Note (4)	$—	—	$—	$19,735

James J. Brennan Executive Vice President, Corporate Secretary and General Counsel	2005	$285,385	$58,000	See Note (4)	$—	—	$—	$19,735

Paul A. Cloutier Executive Vice President and Chief Financial Officer	2005	$238,500	$42,228	$84,310(4)	$—	—	$—	$19,735

Robert O’Shaughnessy Executive Vice President and Chief Credit Officer	2005	$243,846	$48,000	See Note (4)	$—	—	$—	$19,735

Christa N. Calabrese Regional President	2005	$208,731	$37,500	See Note (4)	$—	—	$—	$19,735

(1)	Summary compensation information is excluded for the years ended December 31, 2004 and 2003, as BankFinancial Corporation was not a public company during those periods.
(2)	Includes cash bonuses awarded on August 5, 2005, as described in the Company’s Current Report on Form 8-K dated August 9, 2005, and on March 3, 2006, as described in the Company’s Current Report on Form 8-K dated March 6, 2006.
(3)	Represents the Bank’s contributions pursuant to the BankFinancial and Subsidiaries Associate Investment Plan and the BankFinancial, F.S.B. Employee Stock Ownership Plan.
(4)	The Bank provides the Named Executive Officers with a car or a car allowance, and certain other personal benefits, and also reimburses Messrs. Gasior, Brennan and Cloutier for club membership dues in accordance with their employment agreements with the Bank. Except for Mr. Cloutier, the aggregate value of such personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported. In 2005, the car allowance, a reimbursement for a club admission fee in the amount of $55,955, club membership dues and certain other personal benefits provided to Mr. Cloutier exceeded 10% of the total annual salary and bonus reported for him. A portion of the club admission fee may be recoverable by the Bank under certain events pursuant to the terms of the Bank’s employment agreement with Mr. Cloutier.

Employment Agreements. The Bank entered into employment agreements with each of Messrs. Gasior, Brennan, Cloutier and O’Shaughnessy in 2003. In addition, in August 2004, following the expiration of an employment agreement that Ms. Calabrese had entered into with Success National Bank prior to its acquisition by the Company, the Bank entered into a new employment agreement with Ms. Calabrese that is substantially similar to the employment agreements for the above four Named Executive Officers. These employment agreements were filed as Exhibits 10.3 through 10.7 to the Company’s Registration Statement on Form S-1 (File Number 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004. Each employment agreement has an initial term of 36 months, and the term may be extended annually for an additional year at the discretion of the Board of Directors so that the remaining term will be 36 months. On April 26, 2006, the Board of Directors of the Bank extended the terms of the Bank employment agreements with the five Named Executive Officers through March 31, 2009.

Under the Bank employment agreements, the Bank will pay the Named Executive Officers the base salary reflected in the payroll records, subject to discretionary increases by the Board of Directors. The 2006 base salary for Messrs. Gasior, Brennan, Cloutier and O’Shaughnessy is $395,906, $295,610, $247,046 and $252,350, respectively, and for Ms. Calabrese the 2006 base salary is $216,300. The employment agreements provide that the base salary may be increased but not decreased. The employment agreements also provide that the Named Executive Officer is entitled to an automobile or an automobile allowance, the payment of designated club dues and to participate with other executive officers in incentive compensation and discretionary bonuses declared by the Board. In addition to base salary and bonus, the employment agreements provide for, among other things, participation in a Section 125 cafeteria plan, group medical, dental, vision, disability and life insurance plans, referred to as the core plans, 401(k) plan and other employee and fringe benefits applicable to executive personnel.

During the employment period, each Named Executive Officer is provided with a supplemental disability insurance policy that pays 60% of base salary for the remaining term of the agreement in the event the executive officer is terminated due to disability. If a Named Executive Officer becomes disabled, his or her base salary will be reduced proportionately by the disability payments made under the disability policy and under the federal social security system. Each Named Executive Officer is responsible for paying the premiums but receives an annual allowance in an amount sufficient, on an after-tax basis, to equal the premium payments. In the event of termination of employment due to disability, the Named Executive Officer will be entitled to his or her earned salary, the prorated annual average of any cash incentive compensation and bonus that the executive officer received during the preceding two fiscal years, referred to as prorated incentive compensation, the prorated employer matching 401(k) plan contribution that the executive officer would be entitled to receive for the current year, referred to as accrued plan contribution, the base salary he or she would have received from the effective date of termination through the date the employment period would have expired if his or her employment had not sooner terminated due to disability, which will be reduced on a dollar for dollar basis by the disability insurance and federal social security disability payments referenced above, and continued coverage under the core plans through the date the employment period would have expired, subject to the executive officer’s continued payment of the costs and contributions for which he or she is responsible.

In addition to the life insurance benefits provided to regular full-time employees, a supplemental life insurance policy has been provided to each insurable Named Executive Officer in an amount not less than three times the Named Executive Officer’s base salary. The Named Executive Officer is the owner of the policy and receives an annual allowance sufficient to cover the cost of such insurance. In the event of an executive officer’s death during the term of the employment agreement, any base salary payments required of the Bank upon the death will, assuming a supplemental life insurance policy has been obtained, be reduced on a dollar for dollar basis by the payments to the executive officer’s designated beneficiary under the supplemental insurance policies. If a supplemental life insurance policy on the executive’s life has not been obtained, such payments will be made by the Bank in accordance with the employment agreement. The agreements provide for termination for cause at any time. In the event of termination for cause, the Named Executive Officer will receive the unpaid balance of his or her base salary, referred to as earned salary, through the effective date of termination of employment.

In the event the executive officer’s employment is terminated due to death, his or her surviving spouse and minor children, if any, will be entitled to the same coverage under the core plans that the Named Executive Officer would have been provided if his or her employment had terminated due to disability. In addition, the Named Executive Officer’s estate or trust, as applicable, will be entitled to the base salary the Named Executive Officer would have been paid through the date the employment period would have expired if the executive officer’s employment had not been sooner terminated due to death. If a supplemental life insurance policy has been obtained on the life of the Named Executive Officer, the Bank’s obligation to make such payments will be reduced on a dollar for dollar basis by the death benefits payments under the supplemental life insurance policy purchased for each executive officer. Except with respect to coverage under the core plans, the Bank will generally have no obligation to pay or provide a Named Executive Officer’s estate, surviving spouse, or minor children with any other compensation or benefits on account of the Named Executive Officer’s death.

In the event the Named Executive Officer’s employment is terminated without cause by the Bank, the Bank will pay the Named Executive Officer his or her earned salary, prorated incentive compensation, accrued plan contribution, continued coverage under the core plans for 36 months, subject to the executive officer’s payment of costs and contributions for which he or she is responsible, and an amount equal to three times his or her average annual compensation. Payment of benefits will be made in installments over 36 months; however, the Bank has the right to elect to make a discounted lump sum payment unless the payment is deemed to be subject to Section 409A of the Internal Revenue Code, in which case such right will not exist.

Under the employment agreements, the Named Executive Officer may terminate his or her employment for good reason by giving notice within 60 days after the event giving rise to the right to terminate employment. “Good reason” generally includes our (i) decision not to re-elect or failure to re-elect the Named Executive Officer to his or her present position; (ii) failure to extend the Named Executive Officer’s employment period on the anniversary date for an additional year so that the remaining term of the employment agreement will be 36 months; (iii) relocation of the Named Executive Officer’s principal place of employment by more than a specified distance; (iv) reduction in the Named Executive Officer’s base salary or a material reduction in benefits to which the executive officer is entitled; (v) liquidation or dissolution of the Bank or the Company; and (vi) material uncured breach of the employment agreement. With respect to Mr. Gasior’s employment agreement, “good reason” also includes the failure to elect or re-elect him as chairman of the board of the Bank, a change in the composition of the board of directors of the Bank such that the current directors no longer constitute a majority of the board other than in certain circumstances where the new board is nominated or appointed by the existing board, or a significant reduction in the scope of his duties, powers, privileges, authority or responsibilities. Mr. Gasior’s employment agreement also provides that, during the term of the employment agreement, the Board of Directors of the Bank will appoint him as the President and Chief Executive Officer of the Bank, and will appoint him as the Chairman of the Board of the Bank at all times during which he is a director of the Bank. In the event a Named Executive Officer’s employment is terminated for good reason, he or she will receive the same amounts and the same coverage under the core plans that he or she would have received if his employment had been terminated without cause. A Named Executive Officer who terminates his or her employment by resignation other than due to good reason will only be entitled to his or her earned salary through the date of termination.

The Named Executive Officer is required under the employment agreement to execute a general release in consideration for any severance amounts. The Named Executive Officer also agrees not to compete with the Bank or its affiliates for six months after termination or during the period that severance amounts are paid, if longer. In addition, the Named Executive Officer agrees not to solicit our customers, their business or our employees for 18 months, which may be reduced in certain circumstances. Payment of benefits under the employment agreements may be made in installments, or if the payment is not deemed to be subject to Section 409A of the Internal Revenue Code, in a lump sum discounted to present value in the case of future cash payments, as determined by the Bank. Benefits under the Bank agreement may be reduced to avoid constituting an “excess parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended.

The Bank has also entered into employment agreements with eleven other officers, and our subsidiary Financial Assurance Services has entered into an employment agreement with one of its officers. Each such agreement has a term of 24 months and on the anniversary date thereof can be extended for an additional 12 months so that the remaining term will be 24 months. Each such agreement contains substantially similar terms to the employment agreements described above except for the term of coverage. In addition, the failure to extend the executive officer’s employment period on the anniversary date for an additional year will not constitute good reason for an executive to terminate and receive payment under the employment agreement. If the executive officer is terminated due to disability, the Bank will pay the executive officer his or her earned salary, accrued plan contribution, base salary through the remainder of the employment period, subject to reduction for payments under the supplemental disability insurance policy acquired pursuant to the employment agreement and for federal social security disability payments, and coverage under the core plans through the remainder of the employment period. Similarly, if the executive officer’s termination is due to the executive officer’s death, the Bank will make the same payments to his surviving spouse and minor children, if any, including coverage under the core plans, as described above, for the remainder of the two year employment period; however, our obligation to make continuing base salary payments will be wholly offset by the death benefit payments made under any supplemental life insurance policy that was acquired or caused to be acquired by the Bank, or its subsidiary Financial Assurance Services, as applicable. If the executive officer is terminated without cause or in the event the executive officer voluntarily terminates for good reason, the Bank will pay the executive officer the same compensation that would be provided in the event of termination due to disability, including continued coverage under the core plans for the remainder of the employment period. Under these employment agreements, in the event of termination for cause, the Bank will pay the executive officer his or her earned salary through the effective date of termination of employment. We may enter into additional employment agreements in the future, depending on our growth, any acquisitions that we may complete and promotions of our employees, among other factors. The Bank employment agreements provide the covered executives with indemnification to the maximum extent permitted under federal law.

The Company intends to enter into separate employment agreements with Messrs. Gasior, Brennan, Cloutier and O’Shaughnessy during 2006. The Human Resources Committee has not finalized the form of these employment agreements. Should the Company enter into separate employment agreements with these individuals, the agreements will be filed in accordance with applicable Securities and Exchange Commission rules and regulations.

Employee Stock Ownership Plan and Trust. The Bank implemented an employee stock ownership plan in connection with our mutual to stock conversion, effective as of January 1, 2004. Employees with at least one year of employment with the Bank are eligible to participate. As part of the mutual to stock conversion, the employee stock ownership plan trust borrowed funds from the Company and used those funds to purchase 1,957,300 shares of the common stock. The shares of common stock purchased by the employee stock ownership plan are the collateral for the loan. The loan will be repaid principally from the Bank through discretionary contributions to the employee stock ownership plan over a period of up to twenty years. The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments. The interest rate for the loan will be equal to the prime rate plus 100 basis points, adjustable every five years. Shares purchased by the employee stock ownership plan are held in a suspense account for allocation among participants as the loan is repaid.

Contributions to the employee stock ownership plan and shares released from the suspense account in an amount proportional to the repayment of the employee stock ownership plan loan are allocated among employee stock ownership plan participants on the basis of compensation in the year of allocation. Benefits under the plan become fully vested upon completion of five years of credited service, with credit given to participants for years of credited service with the Bank prior to the adoption of the plan. A participant’s interest in his account under the plan also fully vest in the event of termination of service due to a participant’s early or normal retirement, death, disability, or upon a change in control (as defined in the plan). Vested benefits are payable in the form of shares of common stock and/or cash. The Bank’s contributions to the employee stock ownership plan are discretionary, subject to the loan terms and tax law limits. Therefore, benefits payable under the employee stock ownership plan cannot be estimated. Pursuant to SOP 93-6, we are required to record compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account. We recorded compensation expenses of $718,000 for the year ended December 31, 2005 in connection with the employee stock ownership plan, and $10,000 for the year ended December 31, 2004. The employee stock ownership plan will terminate in the event of a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2006, certain information as to the beneficial ownership of shares of the Company’s common stock by: (i) those persons or entities known by the Company to beneficially own more than 5% of the Company’s outstanding shares of common stock; (ii) each director and nominee for election as director; (iii) each executive officer named in the Summary Compensation Table below; and (iv) all directors and executive officers of the Company and the Bank as a group. The address for each person listed below is: c/o BankFinancial Corporation, 15W060 North Frontage Road, Burr Ridge, Illinois 60527. An asterisk denotes beneficial ownership of less than one percent.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership		Percent of Shares of Common Stock Outstanding
Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	2,025,200		8.28%

Oz Management, L.L.C. 9 West 57th Street, 39th Floor New York, New York 10019	1,999,732		8.17

BankFinancial F.S.B. Employee Stock Ownership Plan Trust 2321 Kochs Lane Quincy, Illinois 62305	1,957,300		8.00

Directors

Patrick I. Hartnett	5,000	(1)	*
Sherwin R. Koopmans	20,000		*
Terry R. Wells	12,000		*
John M. Hausmann	15,000		*
F. Morgan Gasior	52,617	(2)	*
Joseph A. Schudt	41,022	(3)	*
Glen R. Wherfel	25,000	(4)	*

Executive Officers of the Company and/or the Bank:

James J. Brennan	53,909	(5)	*
Paul A. Cloutier	50,629	(6)	*
Robert O’Shaughnessy	45,263	(7)	*
Patricia M. Smith	6,237	(8)	*
Thad F. Stewart	1,968	(9)	*
Christa N. Calabrese	6,729	(10)	*
Gregg T. Adams	12,295	(11)	*
Mark W. Collins	26,447	(12)	*
Donald F. Stelter	16,842	(13)	*

All Directors and Executive Officers as a Group (16 persons)	390,958		1.60%

(1)	All of such shares are held by a profit sharing plan.
(2)	Includes 9,488 shares held by the BankFinancial and Subsidiaries Associate Investment Plan and 629 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan. Also includes 22,500 held in trust for Mr. Gasior’s spouse and 2,500 shares held by Mr. Gasior’s spouse’s individual retirement account. Mr. Gasior disclaims beneficial ownership of these 25,000 shares.
(3)	Includes 11,969 shares held in trust and 23,621 shares held by an individual retirement account. Also includes 5,432 shares held by Mr. Schudt’s spouse’s individual retirement account; Mr. Schudt disclaims beneficial ownership of these shares.
(4)	All of such shares are held in trust.
(5)	Includes 52,980 shares held by the BankFinancial and Subsidiaries Associate Investment Plan and 629 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan. Also includes 300 shares held by Mr. Brennan’s spouse; Mr. Brennan disclaims beneficial ownership of these shares.
(6)	Includes 629 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan.
(7)	Includes 14,328 shares held by the BankFinancial and Subsidiaries Associate Investment Plan and 629 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan.
(8)	Represents 5,791 shares held by the BankFinancial and Subsidiaries Associate Investment Plan and 446 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan.
(9)	Represents 1,505 shares held by the BankFinancial and Subsidiaries Associate Investment Plan and 463 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan.
(10)	Represents 6,100 shares held by the BankFinancial and Subsidiaries Associate Investment Plan and 629 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan.
(11)	Represents 11,666 shares held by the BankFinancial and Subsidiaries Associate Investment Plan and 629 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan.
(12)	Represents 25,892 shares held by the BankFinancial and Subsidiaries Associate Investment Plan and 555 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan.
(13)	Includes 16,148 shares held by the BankFinancial and Subsidiaries Associate Investment Plan and 594 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan. Also includes 100 shares owned by Mr. Stelter’s daughter.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Neither the Bank nor the Company currently extends credit to its executive officers and directors or any organization considered to be a related interest or affiliate under applicable federal law, and no such loans were outstanding as of December 31, 2005. Patrick I. Hartnett, in addition to his duties as a director of the Bank and the Company, is a partner of the law firm of Hartnett & Hartnett, which provides legal services to the Bank, primarily in connection with mortgage foreclosures and consumer bankruptcies. Neither Mr. Hartnett nor his firm provides legal services to the Company. During the year ended December 31, 2005, the Bank paid Hartnett & Hartnett legal fees of $42,721. In 2006, the Board of Directors determined that, for reasons relating to director independence under applicable regulatory standards, the Bank would not engage Mr. Hartnett or his firm to represent the Bank in any new legal matters, and that their legal representation of the Bank would cease upon the completion of matters currently assigned to them.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe Chizek and Company LLC during the years ended December 31, 2005 and 2004:

Audit Fees. The aggregate fees billed to us by Crowe Chizek and Company LLC for professional services rendered by Crowe Chizek and Company LLC for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by Crowe Chizek and Company LLC in connection with statutory and regulatory filings and engagements were $189,700 and $129,000 during the years ended December 31, 2005 and 2004, respectively.

Audit Related Fees. The aggregate fees billed to us by Crowe Chizek and Company LLC for assurance and related services rendered by Crowe Chizek and Company LLC that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “—Audit Fees,” above, were $160,316 and $169,813 during the years ended December 31, 2005 and 2004, respectively. The 2005 fees related to services provided in conjunction with our mutual to stock conversion. The 2004 fees related to services provided in conjunction with the mutual to stock conversion.

Tax Fees. The aggregate fees billed to us by Crowe Chizek and Company LLC for professional services rendered by Crowe Chizek and Company LLC for tax consultations and tax compliance were $24,700 and $87,115 during the years ended December 31, 2005 and 2004, respectively.

All Other Fees. There were no fees billed to us by Crowe Chizek and Company LLC during the years ended December 31, 2005 and 2004, respectively, that are not described above.

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by Crowe Chizek and Company LLC, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee pre-approved 100% of the audit related fees and tax fees described above during the years ended December 31, 2005 and 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKFINANCIAL CORPORATION

Date: April 26, 2006	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive
Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ F. Morgan Gasior F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 26, 2006

/s/ Paul A. Cloutier Paul A. Cloutier	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 26, 2006

/s/ Patrick I. Hartnett Patrick I. Hartnett	Director	April 26, 2006

/s/ John M. Hausmann John M. Hausmann	Director	April 26, 2006

/s/ Sherwin R. Koopmans Sherwin R. Koopmans	Director	April 26, 2006

/s/ Joseph A. Schudt Joseph A. Schudt	Director	April 26, 2006

/s/ Terry R. Wells Terry R. Wells	Director	April 26, 2006