Form 10-Q
period 2006-03-31
BankFinancial CORP
filed 2006-05-15
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

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

Registrant’s telephone number including area code: (800) 894-6900

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒.

Indicate the number of shares outstanding of each of the Issuer’s class of common stock as of the latest practicable date.

24,466,250 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 10, 2006.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

PART I

ITEM 1. FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2006 and December 31, 2005

(In thousands, except share and per share data) – (Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Cash and due from other financial institutions	$31,059	$34,437
Interest-bearing deposits in other financial institutions	11,129	3,589

Cash and cash equivalents	42,188	38,026
Securities available-for-sale, at fair value	245,641	248,238
Loans held-for-sale	86	375
Loans receivable, net of allowance for loan losses:
March 31, 2006, $11,708; and December 31, 2005, $11,514	1,261,820	1,231,891
Stock in Federal Home Loan Bank, at cost	25,434	25,434
Premises and equipment, net	32,182	32,819
Accrued interest receivable	7,081	6,598
Goodwill	10,865	10,865
Core deposit intangible	7,855	8,248
Other assets	9,969	11,942

Total assets	$1,643,121	$1,614,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	1,053,411	1,067,874
Borrowings	236,251	191,388
Advance payments by borrowers taxes and insurance	6,525	7,969
Accrued interest payable and other liabilities	13,806	18,428

Total liabilities	1,309,993	1,285,659

Commitments and contingent liabilities

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 24,466,250 shares issued and outstanding, at March 31, 2006 and December 31, 2005	245	245
Additional paid-in capital	240,379	240,235
Retained earnings, substantially restricted	109,200	107,528
Unearned Employee Stock Ownership Plan shares	(18,843)	(19,084)
Accumulated other comprehensive income (loss)	2,147	(147)

Total stockholders’ equity	333,128	328,777

Total liabilities and stockholders’ equity	$1,643,121	$1,614,436

See accompanying unaudited notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2006 and 2005

(In thousands, except per share data) - (Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest and dividend income
Loans, including fees	$19,557	$15,404
Securities	2,497	2,290
Other	214	348

Total interest income	22,268	18,042

Interest expense
Deposits	6,271	4,471
Borrowings	2,209	2,363

Total interest expense	8,480	6,834

Net interest income	13,788	11,208
Provision (credit) for loan losses	196	(76)

Net interest income after provision (credit) for loan losses	13,592	11,284

Noninterest income
Fees and service charges	1,402	1,300
Insurance commissions and annuities income	228	112
Gain on sale of loans	37	83
Gain on disposition of premises and equipment	393	—
Loan servicing fees	244	263
Amortization and impairment of servicing assets	(61)	(125)
Operations of real estate owned	(5)	8
Other	517	211

Total noninterest income	2,755	1,852

Noninterest expense
Compensation and benefits	7,668	6,937
Office occupancy and equipment	1,316	1,215
Advertising and public relations	165	210
Data processing	788	666
Supplies, telephone, and postage	507	493
Amortization of intangibles	393	410
Other	791	798

Total noninterest expense	11,628	10,729

Income before income taxes	4,719	2,407
Income tax expense	1,579	771

Net income	$3,140	$1,636

Earnings per common share	$0.14	N.A.

N.A. = Not Applicable

See accompanying unaudited notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Three months ended March 31, 2006 and 2005

(In thousands, except per share) - (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen- sive Income (Loss)	Total	Compre- hensive Income (Loss)
Balance at December 31, 2004	$—	$—	$96,455	$—	$(1,567)	$94,888
Comprehensive income
Net income	—	—	1,636	—	—	1,636	$1,636
Change in other comprehensive income (loss), net of tax effects	—	—	—	—	2,485	2,485	2,485

Total comprehensive income							$4,121

Balance at March 31, 2005	$—	$—	$98,091	$—	$918	$99,009

Balance at December 31, 2005	$245	$240,235	$107,528	$(19,084)	$(147)	$328,777
Comprehensive income
Net income	—	—	3,140	—	—	3,140	$3,140
Change in other comprehensive income (loss), net of tax effects	—	—	—	—	2,294	2,294	2,294

Total comprehensive income							$5,434

Dividends on common stock - $0.06 per share	—	—	(1,468)	—	—	(1,468)
ESOP shares Earned	—	144	—	241	—	385

Balance at March 31, 2006	$245	$240,379	$109,200	$(18,843)	$2,147	$333,128

See accompanying unaudited notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2006 and 2005

(In thousands) - (Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$3,140	$1,636
Adjustments to reconcile to net income to net cash from operating activities
Provision (credit) for loan losses	196	(76)
ESOP shares earned	385	—
Depreciation and amortization	887	865
Amortization of premiums and discounts	91	27
Amortization of premium on early extinguishment of debt	—	175
Amortization of core deposit and other intangible assets	400	489
Amortization and impairment of servicing assets	61	(8)
Net change in net deferred loan origination costs	(22)	(66)
Net gain on sale of real estate owned	(11)	—
Net gain on sale of loans	(37)	(83)
Net gain on disposition of premises and equipment	(393)	—
Loans originated for sale	(4,083)	(7,891)
Proceeds from sale of loans	4,409	7,768
Federal Home Loan Bank of Chicago stock dividends	—	(332)
Net change in:
Deferred income tax	375	(455)
Accrued interest receivable	(483)	(200)
Other assets	(345)	313
Accrued interest payable and other liabilities	(6,090)	104

Net cash from operating activities	(1,520)	2,266

Cash flows from investing activities
Securities available-for-sale
Proceeds from principal repayments	8,694	8,146
Purchase of securities	(2,369)	—
Loans receivable
Principal payments on loans receivable	136,611	97,756
Purchases	(8,091)	(12,653)
Originated for investment	(158,618)	(93,867)
Proceeds from sale of real estate owned	86	—
Purchase of premises and equipment, net	413	(689)

Net cash from investing activities	(23,274)	(1,307)

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Three months ended March 31, 2006 and 2005

(In thousands) - (Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from financing activities
Net change in deposits	$(14,463)	$(7,059)
Net change in advance payments by borrowers for taxes and insurance	(1,444)	(1,774)
Net change in borrowings	44,863	7,156

Net cash from financing activities	28,956	(1,677)

Net change in cash and cash equivalents	4,162	(718)

Beginning cash and cash equivalents	38,026	29,298

Ending cash and cash equivalents	$42,188	$28,580

Supplemental disclosures:
Interest paid	$8,224	$6,472
Income taxes paid	2,145	—
Loans transferred to real estate owned	—	—
Loans securitized	—	10,453

See accompanying unaudited notes to consolidated financial statements.

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

BankFinancial Corporation, the Maryland corporation, did not engage in any business prior to the completion of the mutual-to-stock conversion on June 23, 2005. Consequently, the accompanying 2005 and 2006 unaudited consolidated financial statements reflect the financial condition and operating results of BankFinancial MHC and BankFinancial Corporation, the federal corporation, and their direct and indirect subsidiaries, the Bank, Financial Assurance Services, Inc. and BF Asset Recovery Corporation, until June 23, 2005, and of BankFinancial Corporation, the Maryland corporation, and the above subsidiaries thereafter.

As used in this Quarterly Report on Form 10-Q, the words “Company,” “we” and “our” are intended to refer to BankFinancial MHC, BankFinancial Corporation, the federal corporation, and the above subsidiaries, with respect to matters and time periods occurring on or before June 23, 2005, including the information presented for the three-month period ended March 31, 2005, and to BankFinancial Corporation, the Maryland corporation, and the above subsidiaries, with respect to matters and time periods occurring thereafter, including the information presented for the three-month period ended March 31, 2006.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006.

Certain information and note disclosures normally included in financial statements and prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, mortgage loan servicing rights, impairment of securities and the fair value of investment securities and financial instruments are particularly subject to change.

These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and all amendments thereto, as filed with the Securities and Exchange Commission.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Note 2 – Earnings per share

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period. Earnings per share are reported for the three-month period ended March 31, 2006, but are not reported for the three-month period ended March 31, 2005 because the Company had no common shares outstanding prior to June 23, 2005.

	Three Months Ended March 31,
	2006	2005
Net income	$3,140	$1,636
Less: net income before conversion	—	1,636

Net income available to common stockholders	$3,140	$—

Average common shares outstanding	24,466,250	N.A.
Less: Unearned ESOP shares	(1,896,134)	N.A.

Weighted average common shares outstanding	22,570,116	N.A.

Earnings per common share	$0.14	N.A.

N.A. - not applicable

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Note 3 – Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 31, 2006
State and municipal securities	$3,136	$54	$(3)
Mortgage-backed securities	147,380	173	(4,385)
Collateralized mortgage obligations	1,631	28	(1)
SBA-guaranteed loan participation certificates	1,841	10	(6)
Equity securities	91,653	7,693	—

	$245,641	$7,958	$(4,395)

December 31, 2005
State and municipal securities	$3,145	$62	$(2)
Mortgage-backed securities	154,428	228	(3,764)
Collateralized mortgage obligations	1,642	27	—
SBA-guaranteed loan participation certificates	1,853	1	(7)
Equity securities	87,170	4,010	(800)

	$248,238	$4,328	$(4,573)

At March 31, 2006, our debt securities consisted of mortgage-backed pass-through securities issued or sponsored by Fannie Mae, Freddie Mac or Ginnie Mae, collateralized mortgage obligations and real estate mortgage investment conduits guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, SBA guaranteed loan participation certificates, and state and municipal securities. Our equity securities consisted almost entirely of shares of five floating rate preferred stocks issued by two government-sponsored entities, Freddie Mac and Fannie Mae and one Freddie Mac fixed rate preferred stock. All of our investment securities reflected in the above table were classified as available for sale at March 31, 2006.

Interest income on securities is recognized under the interest method, and includes amortization of purchase premium and discount. Gains and losses on sales of securities are based on the amortized cost of the securities sold.

Securities with significant declines in fair value are evaluated on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under Securities and Exchange Commission Staff Accounting Bulletin No. 59, which provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer specific factors, the holder must assess whether the impairment is other-than-temporary. We evaluated the unrealized losses that existed at March 31, 2006 and March 31, 2005 with respect to certain state and municipal bonds, mortgage-backed securities and SBA guaranteed loan participation certificates, and concluded that the unrealized losses were primarily attributable to increases in interest rates rather than credit quality or other issuer-specific factors. Since we have the ability and intent to hold these investments until a recovery occurs or the securities mature, and the carrying cost of these securities is projected to recover as market interest rates change, we did not consider the unrealized losses on these investments to be other-than-temporary impairments. No unrealized losses existed at March 31, 2006 or March 31, 2005 with respect to our marketable equity securities, including our Fannie Mae and Freddie Mac floating rate preferred stocks.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Note 4 – Loans Receivable

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

Loans receivable are as follows:

	March 31, 2006	December 31, 2005
One- to four-family residential real estate loans	$408,206	$404,196
Multi-family mortgage loans	289,364	280,238
Nonresidential real estate loans	282,496	275,418
Construction and land loans	85,761	80,705
Commercial loans	69,702	68,988
Commercial leases	128,062	121,898
Consumer loans	2,041	2,022
Other loans (including municipal)	5,159	5,219

Total loans	1,270,791	1,238,684
Loans in process	174	2,180
Net deferred loan origination costs	2,563	2,541
Allowance for loan losses	(11,708)	(11,514)

Loans, net	$1,261,820	$1,231,891

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Note 4 – Loans Receivable (Continued)

Activity in the allowance for loan losses is as follows:

	Three months ended March 31,
	2006	2005
Beginning balance	$11,514	$11,019
Provision (credit) for loan losses	196	(76)
Loans charged off	(2)	(3)
Recoveries	—	1

Ending balance	$11,708	$10,941

Impaired loans are as follows:

	March 31, 2006	December 31, 2005
Loans with allocated allowance for loan losses	$7,788	$7,793
Loans with no allocated allowance for loan losses	6,907	6,881

Total impaired loans	$14,695	$14,674

Amount of the allowance for loan losses allocated	$1,781	$1,813

Interest income received on impaired loans was approximately $235,000 and $220,000 for the three-month periods ended March 31, 2006 and 2005.

Nonperforming loans are as follows:

	March 31, 2006	December 31, 2005
Nonaccrual loans	$3,192	$5,723

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The allowance for loan losses is a valuation allowance for probable incurred credit losses inherent in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, the levels of nonperforming and other classified loans, and other relevant factors. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available, or as later events occur or circumstances change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Note 4 – Loans Receivable (Continued)

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

Note 5 – Deposits

Deposits are as follows:

	March 31, 2006	December 31, 2005
Non-interest-bearing demand	$105,251	$117,443
Interest-bearing NOW	224,732	227,893
Money market accounts	244,916	248,871
Savings	121,016	123,260
Certificates of deposit	357,496	350,407

	$1,053,411	$1,067,874

Included in certificates of deposit are $9.2 million and $9.8 million of brokered deposits at March 31, 2006 and December 31, 2005, respectively. All brokered deposits have balances over $100,000.

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Three months ended March 31,
	2006	2005
Interest-bearing NOW	$731	$482
Money market accounts	2,209	1,035
Savings	255	252
Certificates of deposit	3,076	2,702

	$6,271	$4,471

Note 6 – Employee Benefit Plans

Employee Stock Ownership Plan (ESOP). The Bank established an ESOP for its employees effective January 1, 2004. The ESOP covers all eligible employees of the Bank and its subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service. In connection with our mutual-to-stock conversion, the ESOP borrowed $19.6 million from the Company, and used the proceeds of the loan to purchase 1,957,300 shares of common stock issued in the subscription offering at $10.00 per share. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on ESOP assets. The Bank has committed to make discretionary contributions to the ESOP sufficient to service the loan over a period not to exceed 20 years. Expense related to the ESOP was $385,000 and $0 for the three months ended March 31, 2006 and 2005, respectively.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Note 7– Other Comprehensive Income

Other comprehensive income components were as follows:

	Three months ended March 31,
	2006	2005
Net income	$3,140	$1,636
Unrealized holding gains on securities available for-sale	3,808	4,123
Tax effect	(1,514)	(1,638)

Unrealized holding gains on securities available for-sale, net of tax effect	2,294	2,485

Total other comprehensive income	$5,434	$4,121

Note 8 – New Accounting Standards

The Financial Accounting Standards Board issued Statement 123R, “Share-Based Payment,” that would be effective for all employee share awards granted, modified, or settled after January 1, 2006 for calendar year-end companies. As of the effective date, compensation expense related to the non-vested portion of any awards outstanding as of that date would be based on the grant-date fair value as calculated under the original provisions of Statement 123. Adoption of Statement 123R would materially increase the amount of compensation and benefits expense that would be incurred for any share awards that we grant, modify or settle after January 1, 2006. The Company does not currently have a share award program.

Note 9– Subsequent Events

On April 5, 2005, we acquired University National Bank, a privately held community bank with $110 million in assets and $101 million in deposits as of March 31, 2006, and two banking offices in the Hyde Park community in Chicago, Illinois, for approximately $24 million in cash pursuant to the terms of a Stock Purchase Agreement with University Bancorporation dated November 29, 2005. Immediately upon the completion of the stock purchase, University National Bank was merged into the Bank. The transaction will be treated, for federal and state income tax purposes, as a purchase of University National Bank’s assets pursuant to applicable provisions of the Internal Revenue Code, making the goodwill and core deposit intangible arising from the transaction tax-deductible over a period of 15 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Forward Looking Statements

This Quarterly Report on Form 10-Q, including this Item 2, contains, and other periodic reports and press releases of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. We undertake no obligation to update these forward-looking statements in the future. Factors that could have a material adverse effect on operations and could affect management’s outlook or our future prospects include, but are not limited to: higher than expected overhead, infrastructure and compliance costs, changes in market interest rates, a flattening or inversion of the yield curve, less than anticipated balance sheet growth, lack of demand for loan products, unanticipated changes in secondary mortgage market conditions, deposit flows, pricing, underwriting and other forms of competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, deteriorating economic conditions that could result in increased delinquencies in our loan portfolio, the quality or composition of our loan or investment portfolios, demand for financial services and multi-family, commercial and residential real estate loans in our market area, the possible short-term dilutive effect of potential acquisitions or de novo branches, if any, changes in accounting principles, policies and guidelines, and future adverse developments concerning Freddie Mac, Fannie Mae or the Federal Home Loan Bank of Chicago. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K, and all amendments thereto, as filed with the Securities and Exchange Commission.

Overview

Business conditions remained relatively stable during the first quarter of 2006. Multi-family and commercial real estate loan volumes continued to be difficult to forecast, as loan customers appear to be becoming increasingly opportunistic in their real estate investment decision-making. Demand for commercial leases during the first quarter of 2006 was slightly better than historical seasonal averages. Pricing for the most creditworthy customers in all sectors remained extremely competitive, causing us to decline some loan and lease opportunities due to unacceptably low rate pricing or unacceptable risk. Demand for construction loans remained strong, but we continued to be selective in our lending activities, especially in the residential construction sector. Commercial loan growth was flat, although various new sales initiatives are beginning to have a positive impact. Residential loan volumes continued to diminish consistent with overall industry trends in a rising rate environment. Despite these factors, net loans receivable increased by $29.9 million in the first quarter, with no reliance on any particular sector for this growth. Our provision for loan losses reflected this loan growth, as well as our continued focus on reducing non-accrual and non-performing loans.

Net deposits declined during the first quarter of 2006, primarily due to deposit outflows that followed the unusually strong seasonal deposit growth that occurred late in the fourth quarter of 2005. Deposit competition in the Chicago market continued to be intense. At almost any point in time, one or more of our competitors are marketing a “special promotion” on selected deposit account products, and these special promotions are increasingly tending to define the overall market for new deposits and thus have tended to increase the marginal cost of new deposits.

In late 2005, we began generating additional loan and commercial lease growth with the expectation that we would close our acquisition of University National Bank early in the second quarter of 2006 and would use these new loans and leases to replace a substantial portion of University National Bank’s portfolio of lower-yielding investment securities. The unusually strong seasonal deposit growth that we experienced late in the fourth quarter of 2005 initially mitigated the need to fund this loan and lease growth with short-term borrowings, but the seasonal deposit outflows that followed during the first quarter of 2006 made it necessary to temporarily increase short-term borrowings. We closed our acquisition of University National Bank on April 5, 2006, and immediately thereafter sold approximately $54 million of its investment securities and used the proceeds of sale to reduce short-term borrowings. The net effect of these actions was that we were able to replace many of University National Bank’s lower-yielding investment securities with higher-yielding loans and leases that were underwritten to our historical underwriting standards in advance of the closing.

Non-interest income during the first quarter of 2006 was in line with seasonal trends, except for the net gain that resulted from our sale of a parcel of surplus real estate that adjoins one of our branch offices. Non-interest expense reflected higher compensation expense due in part to higher effective employment tax rates in the first quarter and higher employee benefit costs related to health care insurance and our ESOP. We also continued to invest in the hiring of additional commercial bankers to enhance our penetration of existing markets, especially in the leasing and commercial loan sectors, in a manner consistent with our overall loan portfolio objectives.

On March 30, 2006, our Board of Directors declared the Company’s first cash dividend to our stockholders in the amount of $0.06 per share of our common stock. The dividend is payable on May 19, 2006 to stockholders of record as of May 3, 2006.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at March 31, 2006 and December 31, 2005, and in our income statement for the three-month periods ended March 31, 2006 and March 31, 2005.

	March 31, 2006	December 31, 2005	Percent Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,643,121	$1,614,436	1.8%
Loans receivable, net	1,261,820	1,231,891	2.4
Deposits	1,053,411	1,067,874	(1.4)
Borrowings	236,251	191,388	23.4
Stockholders’ equity	333,128	328,777	1.3

Selected Financial Data (Continued)

	Three months ended March 31,		Percent Change
	2006	2005
	(Dollars in thousands)
Selected Operating Data:
Interest income	$22,268	$18,042	23.4%
Interest expense	8,480	6,834	24.1

Net interest income	13,788	11,208	23.0
Provision (credit) for loan losses	196	(76)	N.M.

Net interest income after provision (credit) for loan losses	13,592	11,284	20.5
Noninterest income	2,755	1,852	48.8
Noninterest expense	11,628	10,729	8.4

Income before income taxes	4,719	2,407	96.1
Provision for income taxes	1,579	771	104.8

Net income	$3,140	$1,636	91.9%

N.M. – not meaningful

	Three Months Ended March 31,
	2006	2005
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.78%	0.44%
Return on equity (ratio of net income to average equity) (1)	3.82	6.65
Net interest rate spread (1) (2)	2.87	2.99
Net interest margin (1) (3)	3.60	3.19
Average equity to average assets	20.31	6.60
Efficiency ratio (4)	70.29	82.15
Noninterest expense to average total assets (1)	2.87	2.88
Average interest-earning assets to average interest-bearing liabilities	132.66	110.21

	At March 31, 2006	At December 31, 2005
Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	0.20%	0.36%
Nonperforming loans to total loans	0.25	0.46
Allowance for loan losses to nonperforming loans	366.79	201.19
Allowance for loan losses to total loans	0.92	0.93

Capital Ratios:
Equity to total assets at end of period	20.27	20.36
Tier 1 leverage ratio (Bank only)	13.77	13.82

Other Data:
Number of full service offices	16	16
Employees (full time equivalent basis)	443	451

(Footnotes on following page)

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Total assets increased $28.7 million, or 1.8%, to $1.643 billion at March 31, 2006, from $1.614 billion at December 31, 2005. The increase was primarily the result of an increase in net loans receivable.

Net loans receivable increased by $29.9 million, or 2.4%, to $1.262 billion at March 31, 2006, from $1.232 billion at December 31, 2005. The increase in net loans receivable was primarily attributable to an increased emphasis on the origination of loans in targeted loan categories in anticipation of our pending acquisition of University National Bank and our plan to convert a substantial part of its portfolio of lower-yielding securities into higher-yielding loans. As a result of these efforts, commercial leases increased $6.2 million, or 5.1%. Multi-family mortgage loans increased $9.1 million, or 3.3%. Non-residential real estate loans increased $7.1 million, or 2.6%, and construction loans increased $5.1 million, or 6.3%. One- to four-family residential mortgage loans increased by $4.0 million, or 1.0%.

Net securities available for sale decreased by $2.6 million, or 1.0%, to $245.6 million at March 31, 2006, from $248.2 million at December 31, 2005. The decrease was partially offset by a $4.6 million, or 5.6%, increase in the fair value of our portfolio of Fannie Mae and Freddie Mac floating rate preferred stocks to $86.9 million at March 31, 2006, from $82.3 million at December 31, 2005.

Cash and cash equivalents increased $4.2 million to $42.2 million at March 31, 2006, from $38.0 million at December 31, 2005.

Other assets decreased by $1.9 million, or 16.5%, to $10.0 million at March 31, 2006, from $11.9 million at December 31, 2005. The decrease in other assets was primarily due to a $1.5 million decrease in deferred tax assets that principally related to an increase in the fair value of our portfolio of Fannie Mae and Freddie Mac floating rate preferred stocks.

Deposits decreased $14.5 million, or 1.4%, to $1.053 billion at March 31, 2006, from $1.068 billion at December 31, 2005. The decrease reflected a $12.1 million, or 10.4%, decrease in non-interest-bearing demand deposits to $105.3 million at March 31, 2006, from $117.4 million at December 31, 2005. The decrease was attributable in part to unusually strong seasonal deposit growth that occurred late in the fourth quarter of 2005, followed by deposit outflows in the first quarter of 2006. Total core deposits (savings, money market, noninterest bearing demand and NOW accounts) remained relatively stable as a percentage of total deposits, representing 66.1% of total deposits at March 31, 2006, compared to 67.2% of total deposits at December 31, 2005.

Borrowings increased $44.9 million, or 23.4%, to $236.3 million at March 31, 2006, from $191.4 million at December 31, 2005. The increased borrowings were used primarily to provide short-term funding for targeted loan originations in anticipation of the closing of our acquisition of University National Bank. The increased borrowings were undertaken with the intention to repay them with the proceeds of the sale of a substantial portion of University National Bank’s securities portfolio. We closed our acquisition of University National Bank on April 5, 2006, and used the proceeds from the sale of $54 million of its investment securities to repay short-term borrowings.

Total stockholders’ equity increased $4.3 million to $333.1 million at March 31, 2006, compared to $328.8 million at December 31, 2005. The ESOP’s unallocated shares are reflected as a reduction to equity totaling $18.8 million at March 31, 2006. Retained earnings increased $1.6 million due to the Company’s net income of $3.1 million for the three months ended March 31, 2006, offset by $1.5 million in common stock dividends declared. Total stockholders’ equity at March 31, 2006, reflected an unrealized gain on securities available for sale of $2.1 million, net of tax, compared to an unrealized loss on securities available for sale of $147,000, net of tax, at December 31, 2005.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

Net Income. We had net income of $3.1 million for the three months ended March 31, 2006, compared to net income of $1.6 million for the three months ended March 31, 2005. The principal factors impacting the increase in net income from year to year included a $2.6 million, or 23.0%, increase in our net interest income and a $903,000, or 48.8%, increase in noninterest income, offset by a $272,000 increase in our provision for loan losses and an $899,000, or 8.4%, increase in noninterest expense. Our earnings per share of common stock for the three months ended March 31, 2006 were $0.14 per share. There are no earnings per share to report for the three-month period ending March 31, 2006 because we had no shares of common stock outstanding prior to June 23, 2005.

Net Interest Income. Net interest income increased by $2.6 million, or 23.0%, to $13.8 million for the three months ended March 31, 2006, from $11.2 million for the three months ended March 31, 2005. Our net interest rate margin improved by 41 basis points to 3.60% for the three months ended March 31, 2006, from 3.19% for the three months ended March 31, 2005, while our net interest rate spread decreased by 12 basis points to 2.87% for the first quarter of 2006, from 2.99% for the first quarter of 2005. The decrease in our net interest rate spread resulted primarily from the continued flat yield curve environment that we experienced during the first quarter of 2006 and intense competition in the Chicago banking market for loans and deposits. Notwithstanding these market conditions and the resulting decrease in our net interest rate spread, our net interest margin increased during the first quarter of 2006 due to our deployment of the $220.7 million in net proceeds of our subscription offering to increase average earning assets by $130.1 million, or 9.3%, to $1.534 billion at March 31, 2006, from $1.404 billion at March 31, 2005, and to reduce term debt and other higher cost funding.

Interest income increased $4.2 million, or 23.4%, to $22.3 million for the three months ended March 31, 2006, from $18.0 million for the three months ended March 31, 2005. The increase in interest income reflected a 66 basis point improvement in the average yield on interest-earning assets to 5.80% at March 31, 2006, from 5.14%, at March 31, 2005, and a $130.1 million, or 9.3%, increase in total average interest-earning assets, to $1.534 billion at March 31, 2006, from $1.404 billion at March 31, 2005.

Interest income from loans, the most significant portion of interest income, increased $4.2 million, or 27.0%, to $19.6 million for the three months ended March 31, 2006, from $15.4 million for the same period in 2005. The increase reflected earnings on a $156.3 million, or 14.1%, increase in average net loans receivable to $1.261 billion for the three months ended March 31, 2006, from $1.105 billion for the same period in 2005, and a 62 basis point increase in the average yield on loans to 6.20% for the three months ended March 31, 2006, from 5.58% for the three months ended March 31, 2005. The increase in interest income from loans also reflected increased interest income from loan categories that are predominantly indexed to the prime rate, such as construction loans, commercial loans and home equity loans. The yields on construction loans, commercial loans and home equity loans improved by more than 175 basis points from the first quarter in 2005 to the first quarter in 2006 due primarily to the increases in the prime rate that occurred during this period. The yields on non-residential real estate loans only increased moderately, and the yields on other loan categories only increased slightly, during the same period.

Interest income from securities available for sale increased by $207,000, or 9.0%, to $2.5 million for the three months ended March 31, 2006, from $2.3 million for the three months ended March 31, 2005. The average yield on securities available for sale increased by 70 basis points to 4.07% at March 31, 2006, from 3.37% at March 31, 2005, primarily due to rising interest rates. This increase in the average yield on securities available for sale was offset by a decrease of $25.9 million, or 9.5%, in the average outstanding balance of securities available for sale to $245.5 million at March 31, 2006, from $271.4 million at March 31, 2005.

Income from cash dividends on our Federal Home Loan Bank of Chicago common stock totaled $192,000 for the three months ended March 31, 2006, compared to a stock dividend of $334,000 for the three months ended March 31, 2005. The decrease was attributable to a reduction in the dividends paid by the Federal Home Loan Bank of Chicago on its common stock, from an average rate of 5.48% for the three months ended March 31, 2005, to an average rate of 3.02% for the three months ended March 31, 2006.

Interest income from cash that we maintained in interest bearing deposits totaled $22,000 for the three months ended March 31, 2006, compared to $14,000 for the three months ended March 31, 2005. The increase reflects a 248 basis point increase in the yield on interest bearing deposits, which was partially offset by a $1.3 million decrease in average balances of cash maintained in interest bearing deposits.

Interest expense increased $1.6 million, or 24.1%, to $8.5 million for the three months ended March 31, 2006, from $6.8 million for the three months ended March 31, 2005. This increase reflected an increase in the weighted average interest rates that we paid on deposit accounts, and an increase in the average interest rates that we paid on our Federal Home Loan Bank advances and other borrowings. The increase in interest expense reflected an overall increase of 78 basis points in the cost of average interest-bearing liabilities, to 2.93% for the three months ended March 31, 2006, from 2.15% for the three months ended March 31, 2005, which was partially offset by a reduction in our average interest bearing liabilities to $1.156 billion at March 31, 2006, from $1.274 billion at March 31, 2005.

Interest expense on deposits increased $1.8 million, or 40.3%, to $6.3 million for the three months ended March 31, 2006, from $4.5 million for the same period in 2005. The increase reflected a 90 basis point increase in the average rate paid on deposits to 2.69% for the three months ended March 31, 2006, from 1.79% for the three months ended March 31, 2005. This increase in the average rate paid on deposits was partially offset by a $68.0 million, or 6.8%, decrease in average interest-bearing deposits to $932.9 million for the three months ended March 31, 2006, from $1.001 billion for the same period in 2005, which included a $92.1 million decrease in the average balance of certificates of deposit during that period. Interest expense on deposits increased for all categories of interest bearing deposits due to increases in short-term market interest rates and the effect of those increases on the interest rates paid on deposits, including competitive market conditions and increased average balances for money market deposits.

Interest expense on money market accounts increased $1.2 million, or 113.4%, reflecting an increase of $41.7 million, or 20.3%, in the average balance of money market account deposits to $247.3 million for the three months ended March 31, 2006, from $205.5 million for the three months ended March 31, 2005, and a 156 basis point increase in the interest rate paid on these accounts to 3.57% from 2.01%. We had $157.6 million in indexed money market accounts at March 31, 2006. Beginning in the third quarter of 2004, we have increased the interest rates paid on money market accounts, certain NOW accounts and savings accounts due to changes in applicable indices, and in response to increasing short-term market interest rates and anticipated increases in rates paid by our competitors. Rates on other selected money market products and certificates of deposit were also increased for competitive reasons.

Interest expense on certificates of deposit increased $374,000, or 13.8%, reflecting a 110 basis point increase in the interest rates paid on certificates of deposit to 3.57% for the three months ended March 31, 2006, from 2.47% for the same period in 2005. This increase was partially offset by a $92.1 million, or 21.1%, decrease in the average balance of certificates of deposit to $344.7 million for the three months ended March 31, 2006, from $436.8 million for the three months ended March 31, 2005. Decreases occurred broadly within our categories of certificates of deposit.

Interest expense on borrowings decreased by $154,000, or 6.5%, to $2.2 million for the three months ended March 31, 2006, from $2.4 million for the same period in 2005. The decrease was due in part to our use of $30 million of the net proceeds of our subscription offering to retire term debt that we incurred in acquiring Success Bancshares in 2001, and in redeeming trust preferred securities that we assumed in that acquisition. In addition, interest expense for the three months ended March 31, 2005 included $175,000 in yield adjustment amortization expense relating to our restructuring of $170.0 million of Federal Home Loan Bank borrowings in July 2003, while there was no yield adjustment amortization expense for the three months ended March 31, 2006.

Average Balances and Net Interest Margin

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

	For the Three Months ended March 31,
	2006			2005
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,260,870	$19,557	6.20%	$1,104,598	$15,404	5.58%
Securities available-for-sale	245,510	2,497	4.07	271,408	2,290	3.37
Stock in FHLB	25,434	192	3.02	24,388	334	5.48
Other	2,137	22	4.12	3,410	14	1.64

Total interest-earning assets	1,533,951	22,268	5.80	1,403,804	18,042	5.14

Noninterest-earning assets	84,307			87,766

Total assets	$1,618,258			$1,491,570

Interest-bearing liabilities:
Savings deposits	$120,621	255	0.85	$131,952	252	0.76
Money market deposits	247,271	2,209	3.57	205,536	1,035	2.01
NOW deposits	220,335	731	1.33	226,543	482	0.85
Certificates of deposit	344,691	3,076	3.57	436,846	2,702	2.47

Total deposits	932,918	6,271	2.69	1,000,877	4,471	1.79
Borrowings	223,359	2,209	3.96	272,888	2,363	3.46

Total interest-bearing liabilities	1,156,277	8,480	2.93	1,273,765	6,834	2.15

Noninterest-bearing liabilities	133,329			119,385

Total liabilities	1,289,606			1,393,150
Equity	328,652			98,420

Total liabilities and equity	$1,618,258			$1,491,570

Net interest income		$13,788			$11,208

Net interest rate spread (2)			2.87%			2.99%
Net interest-earning assets (3)	$377,674			$130,039

Net interest margin (4)			3.60%			3.19%
Ratio of interest-earning assets to interest-bearing liabilities	132.66%			110.21%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $196,000 for the three months ended March 31, 2006, compared to a credit to our loan loss reserves of $76,000 for the three months ended March 31, 2005. Due to the $29.9 million of growth in net loans receivable that we experienced during the three months ended March 31, 2006, we increased the allowance for performing loans by $228,000. The allowance for impaired loans at March 31, 2006 remained at $1.8 million, decreasing by a net of $32,000 from December 31, 2005. Non-performing loans decreased $2.5 million to $3.2 million at March 31, 2006, from $5.7 million at December 31, 2005, primarily due to a reduction in non-accrual non-residential real estate loans.

Our allowance for loan losses totaled $11.7 million, or 0.92% of total loans, at March 31, 2006, compared to $11.5 million, or 0.93%, of total loans, at December 31, 2005. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 366.79% of non-performing loans at March 31, 2006, and 201.19% of non-performing loans at December 31, 2005.

Nonperforming assets are as follows:

	March 31, 2006	December 31, 2005	Change
			$	%
	(Dollars in thousands)
Nonperforming assets:
Nonperforming loans	$3,192	$5,723	$(2,531)	(44.2)%
Real estate owned	56	153	(97)	(63.4)

Nonperforming assets	$3,248	$5,876	$(2,628)	(44.7)

Noninterest Income. Our noninterest income increased $903,000, or 48.8%, to $2.8 million for the three-month period ended March 31, 2006, compared to $1.9 million for the same three-month period in 2005. The increase included a $476,000 gain realized and $106,000 in fees recorded during the first quarter of 2006 in connection with the sale of a parcel of surplus real estate that adjoined one of our branch offices. We also experienced a $57,000, or 6.6%, increase in deposit service charges and fees, and a $45,000 increase in other fee income, primarily due to increased loan fees and late charges. Income from insurance commissions and annuities increased by $116,000, or 103.6%, to $228,000 for the three months ended March 31, 2006, compared to $112,000 for the same period in 2005. Gain on sales of loans decreased $46,000, or 55.4%, to $37,000 for the three months ended March 31, 2006, from $83,000 for the same three-month period in 2005, primarily because of lower loan sale volumes. Loan servicing fees decreased $19,000, or 7.2%, to $244,000 for the three months ended March 31, 2006, compared to $263,000 for the same three-month period in 2005. Amortization of mortgage servicing rights decreased $48,000, or 28.8% to $119,000 for the three months ended March 31, 2006, compared to $167,000 for the same three-month period in 2005. We recorded a mortgage servicing rights valuation reserve recovery of $58,000 for the three months ended March 31, 2006, compared to the $42,000 recovery that we recorded for the three months ended March 31, 2005. Other income increased $306,000, or 145.0%, to $517,000 for the three months ended March 31, 2006, from $211,000 for the three months ended March 31, 2005, due in part to the $106,000 in fees that we recorded in connection with the sale of surplus real estate, a recovery of $42,000 in connection with a prior fraud loss, and a $144,000 net increase in title insurance and title agency commissions and fees earned by Financial Title Services a division our subsidiary, Financial Assurance Services, Inc.

	Three Months Ended March 31,		Change
	2006	2005	$	%
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$917	$860	$57	6.6%
Other fee income	485	440	45	10.2
Insurance commissions and annuities income	228	112	116	103.6
Gain on sale of loans	37	83	(46)	(55.4)
Gain on disposition of premises and equipment	393	—	393	N.M.
Loan servicing fees	244	263	(19)	(7.2)
Amortization and impairment of servicing assets	(61)	(125)	64	51.2
Operations of real estate owned	(5)	8	(13)	(162.5)
Other	517	211	306	145.0

Total noninterest income	$2,755	$1,852	$903	48.8

N.M. = not meaningful

Noninterest Expense. Our noninterest expense was $11.6 million for the three months ended March 31, 2006, an increase of $899,000, or 8.4%, compared to noninterest expense of $10.7 million for the three months ended March 31, 2005. Compensation and benefits expense totaled $7.7 million for the three-month period ended March 31, 2006, compared to $6.9 million in compensation and benefits expense for the same period in 2005, an increase of $731,000, or 10.5%. The increase includes $385,000 in expense relating to the ESOP that we established in connection with our mutual-to-stock conversion. There was no ESOP expense for the three-month period ended March 31, 2005 because the ESOP was not adopted until June of 2005. Data processing expense increased $122,000, or 18.3%, for the three months ended March 31, 2006, compared to the same period of 2005, primarily due to expenses paid to an outside consultant for a Sarbanes-Oxley compliant internal controls review, including the design and implementation of enhancements to our corporate performance management and reporting systems. Office occupancy and equipment expenses increased by $101,000, or 8.3% to $1.3 million for the three months ended March 31, 2006, compared to $1.2 million for the same period in 2005, primarily due to increased maintenance expenses, real estate taxes and energy costs.

	Three Months Ended March 31,		Change
	2006	2005	$	%
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$7,668	$6,937	$731	10.5%
Office occupancy and equipment	1,316	1,215	101	8.3
Advertising and public relations	165	210	(45)	(21.4)
Data processing	788	666	122	18.3
Supplies, telephone and postage	507	493	14	2.8
Amortization of intangibles	393	410	(17)	(4.1)
Other	791	798	(7)	(0.9)

Total noninterest expense	$11,628	$10,729	$899	8.4

Income Tax Expense. We recorded income tax expense of $1.6 million for the three months ended March 31, 2006, compared to $771,000 in income tax expense for the first quarter of 2005. Our effective tax rate for the first quarter of 2006 was 33.5% compared to 32.0% for the same period in 2005. In the first quarter of 2006, our net income annualized to a statutory federal tax rate of 35%, versus an annualized statutory federal tax rate of 34% for the first quarter of 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. In an effort to manage interest-rate risk, depending on market interest rates and our capital and liquidity position, we generally sell all or a portion of our longer-term, fixed-rate residential loans, usually on a servicing-retained basis. Further, we primarily invest in shorter-duration securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Finally, we have classified all of our investment portfolio as available-for-sale so as to provide flexibility in liquidity management.

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

Quantitative Analysis. The table below sets forth, as of March 31, 2006, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease) in NPV		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
(Dollars in thousands)
+300	$266,034	$(18,062)	(6.4)%	$53,578	$(1,683)	(3.0)%
+200	272,151	(11,945)	(4.2)	54,270	(991)	(1.8)
+100	278,290	(5,806)	(2.0)	54,839	(422)	(0.8)
0	284,096	—	—	55,261	—	—
-100	290,447	6,351	2.2	55,378	117	0.2
-200	295,071	10,975	3.9	55,190	(71)	(0.1)
-300	298,361	14,265	5.0	54,960	(301)	(0.5)

The table presented above projects that, at March 31, 2006, we would be expected to experience a 2.2% increase in NPV and a $117,000 increase in net interest income in the event of an immediate and parallel 100 basis point decrease in interest rates. In the event of an immediate and parallel 200 basis point increase in interest rates, we would be expected to experience a 4.2% decrease in NPV and a $991,000 decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, the Company’s management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. That evaluation did not identify any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party other than ordinary course, routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors disclosed in the Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.

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

Date: May 15, 2006
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