Form 10-Q
period 2006-06-30
BankFinancial CORP
filed 2006-08-14
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

24,466,250 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of August 10, 2006.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

ITEM 1. FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2006 and December 31, 2005

(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from other financial institutions	$31,475	$34,437
Interest-bearing deposits in other financial institutions	1,566	3,589

Cash and cash equivalents	33,041	38,026
Securities available-for-sale, at fair value	251,927	248,238
Loans held-for-sale	1,882	375
Loans receivable, net of allowance for loan losses:
June 30, 2006, $11,969; and December 31, 2005, $11,514	1,280,365	1,231,891
Stock in Federal Home Loan Bank, at cost	18,911	25,434
Premises and equipment, net	35,206	32,819
Accrued interest receivable	7,185	6,598
Goodwill	22,755	10,865
Core deposit intangible	10,632	8,248
Other assets	9,726	11,942

Total assets	$1,671,630	$1,614,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$1,137,664	$1,067,874
Borrowings	175,349	191,388
Advance payments by borrowers taxes and insurance	9,472	7,969
Accrued interest payable and other liabilities	14,429	18,428

Total liabilities	1,336,914	1,285,659

Commitments and contingent liabilities

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 24,466,250 shares issued and outstanding, at June 30, 2006 and December 31, 2005	245	245
Additional paid-in capital	240,590	240,235
Retained earnings, substantially restricted	110,636	107,528
Unearned Employee Stock Ownership Plan shares	(18,598)	(19,084)
Accumulated other comprehensive income (loss)	1,843	(147)

Total stockholders’ equity	334,716	328,777

Total liabilities and stockholders’ equity	$1,671,630	$1,614,436

See accompanying unaudited notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Three months and six months ended June 30, 2006 and 2005

(In thousands, except per share data) - (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$20,473	$15,965	$40,054	$31,420
Securities	2,930	3,462	5,427	5,752
Other	280	716	494	1,064

Total interest income	23,683	20,143	45,975	38,236

Interest expense
Deposits	7,455	5,193	13,726	9,664
Borrowings	1,908	2,384	4,117	4,747

Total interest expense	9,363	7,577	17,843	14,411

Net interest income	14,320	12,566	28,132	23,825

Provision (credit) for loan losses	156	(264)	352	(340)

Net interest income after provision (credit) for loan losses	14,164	12,830	27,780	24,165

Noninterest income
Deposit service charges and fees	1,117	952	2,034	1,812
Other fee income	482	449	943	819
Insurance commissions and annuities income	352	229	580	341
Gain on sale of loans	53	46	90	129
Gain on sale of securities available for sale	55	—	55	—
Gain on disposition of premises and equipment	1	—	394	—
Loan servicing fees	237	262	481	525
Amortization and impairment of servicing assets	(146)	(328)	(207)	(453)
Operations of real estate owned	(26)	(3)	(31)	5
Other	462	340	979	570

Total noninterest income	2,587	1,947	5,318	3,748

Noninterest expense
Compensation and benefits	7,875	6,557	15,543	13,494
Office occupancy and equipment	1,340	1,191	2,656	2,406
Advertising and public relations	389	238	554	448
Data processing	825	710	1,613	1,376
Supplies, telephone, and postage	450	450	957	943
Amortization of intangibles	495	409	888	819
Other	1,083	1,021	1,874	1,819

Total noninterest expense	12,457	10,576	24,085	21,305

Income before income taxes	4,294	4,201	9,013	6,608
Income tax expense	1,390	1,380	2,969	2,151

Net income	$2,904	$2,821	$6,044	$4,457

Earnings per common share	$0.13	N.M.	$0.27	N.M.

N.M. = Not Meaningful

See accompanying unaudited notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Six months ended June 30, 2006 and 2005

(In thousands, except per share) - (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen- sive Income (Loss)	Total	Compre- hensive Income (Loss)
Balance at December 31, 2004	$—	$—	$96,455	$—	$(1,567)	$94,888
Comprehensive income:
Net income	—	—	4,457	—	—	4,457	$4,457
Change in other comprehensive income (loss), net of tax effects	—	—	—	—	2,156	2,156	2,156

Total comprehensive income							$6,613

Net proceeds from common stock issued	245	240,007	—	(19,573)	—	220,679

Balance at June 30, 2005	$245	$240,007	$100,912	$(19,573)	$589	$322,180

Balance at December 31, 2005	$245	$240,235	$107,528	$(19,084)	$(147)	$328,777
Comprehensive income:
Net income	—	—	6,044	—	—	6,044	$6,044
Change in other comprehensive income (loss), net of tax effects	—	—	—	—	1,990	1,990	1,990

Total comprehensive income							$8,034

Cash dividends declared on common stock ($0.12 per share)	—	—	(2,936)	—	—	(2,936)
ESOP shares earned	—	355	—	486	—	841

Balance at June 30, 2006	$245	$240,590	$110,636	$(18,598)	$1,843	$334,716

See accompanying unaudited notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2006 and 2005

(In thousands) - (Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$6,044	$4,457
Adjustments to reconcile to net income to net cash from operating activities
Provision (credit) for loan losses	352	(340)
ESOP shares earned	841	—
Depreciation and amortization	1,822	1,785
Amortization of premiums and discounts	96	72
Amortization of premium on early extinguishment of debt	—	349
Amortization of core deposit and other intangible assets	908	937
Amortization and impairment of servicing assets	207	453
Net change in net deferred loan origination costs	63	(29)
Net loss on sale of real estate owned	16	—
Net gain on sale of loans	(90)	(129)
Net gain on sale of securities	(55)	—
Net gain on disposition of premises and equipment	(394)	—
Loans originated for sale	(11,061)	(7,768)
Proceeds from sale of loans	9,628	12,386
Federal Home Loan Bank of Chicago stock dividends	—	(663)
Net change in:
Deferred income tax	605	50
Accrued interest receivable	(37)	(281)
Other assets	(433)	514
Accrued interest payable and other liabilities	(6,207)	1,528

Net cash from operating activities	2,305	13,321

Cash flows from investing activities
Securities available-for-sale
Proceeds from sales	54,241	—
Proceeds from maturities	11,627	5,887,443
Proceeds from principal repayments	19,932	18,859
Purchase of securities	(5,180)	(6,087,162)
Loans receivable
Principal payments on loans receivable	294,800	199,929
Purchases	(8,091)	(31,051)
Originated for investment	(317,770)	(201,038)
Proceeds from sale of stock in Federal Home Loan Bank	6,523	—
Proceeds from sale of real estate owned	108	—
Purchase of premises and equipment, net	(364)	(1,295)
Cash paid, net of cash and cash equivalents, in acquisition	(13,331)	—

Net cash from investing activities	42,495	(214,315)

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Six months ended June 30, 2006 and 2005

(In thousands) - (Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from financing activities
Net change in deposits	$(33,709)	$115,249
Net change in advance payments by borrowers for taxes and insurance	1,431	839
Net change in borrowings	(16,039)	(51,316)
Net proceeds from sale of common stock	—	220,679
Cash dividends paid on common stock	(1,468)	—

Net cash from financing activities	(49,785)	285,451

Net change in cash and cash equivalents	(4,985)	84,457

Beginning cash and cash equivalents	38,026	29,298

Ending cash and cash equivalents	$33,041	$113,755

Supplemental Disclosures of Cashflow Information:
Interest paid	$17,651	$13,958
Income taxes paid	3,570	1,950
Loans transferred to real estate owned	—	—
Loans securitized	—	24,213

Supplemental Disclosures of Noncash Investing Activities:
Acquisitions

Noncash assets acquired:
Investment securities available for sale	$81,014	$—
Loans, net	17,782	—
Premises and equipment, net	2,878	—
Goodwill, net	11,890	—
Other intangible assets, net	3,272	—
Other assets	792	—

Total noncash assets acquired	117,628	—

Liabilities assumed:
Deposits	$103,485	$—
Accrued expenses and other liabilities	812	—

Total liabilities assumed	104,297	—

Cash paid, net of cash and cash equivalents, in acquisition	$13,331	$—

Cash and cash equivalents acquired	$10,728	$—

See accompanying unaudited notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Note 1 – Basis of Presentation.

BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, became the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”) on June 23, 2005, when the Company consummated a plan of conversion and reorganization that the Bank and its predecessor holding companies, BankFinancial MHC, Inc. (“BankFinancial MHC”) and BankFinancial Corporation, a federal corporation, adopted on August 25, 2004. BankFinancial Corporation, the Maryland corporation, was organized in 2004 to facilitate the mutual-to-stock conversion and to become the holding company for the Bank upon its completion.

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

As used in this Quarterly Report on Form 10-Q, the words “Company,” “we” and “our” are intended to refer to BankFinancial MHC, BankFinancial Corporation, the federal corporation, and the above subsidiaries, with respect to matters and time periods occurring on or before June 23, 2005, including the information presented for the three-month and six-month periods ended June 30, 2005, and to BankFinancial Corporation, the Maryland corporation, and the above subsidiaries, with respect to matters and time periods occurring thereafter, including the information presented for the three-month and six-month periods ended June 30, 2006.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month and six-month periods ended June 30, 2006, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006.

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

Certain reclassifications have been made in the prior period’s financial statements to conform with the current period’s presentation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and all amendments thereto, as filed with the Securities and Exchange Commission.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Note 2 – Acquisitions

On April 5, 2006, the Company completed its previously announced acquisition of University National Bank, a privately held community bank with approximately $112 million in assets and $103 million in deposits, and two banking offices in the Hyde Park community in Chicago, Illinois, for approximately $24 million in cash pursuant to the terms of a Stock Purchase Agreement with University Bancorporation dated November 29, 2005. Immediately upon the completion of the stock purchase, University National Bank was merged into the Bank. The acquisition, which was accounted for under the purchase method of accounting, resulted in goodwill of $11.9 million and a core deposit intangible of $3.3 million. In connection with the transaction, the Company accrued $591,000 for direct merger-related costs, which were included in the determination of goodwill. The transaction was treated, for federal and state income tax purposes, as a purchase of University National Bank’s assets pursuant to applicable provisions of the Internal Revenue Code, making the goodwill and core deposit intangible arising from the transaction tax-deductible over a period of 15 years. University National Bank’s results of operations have been included in the Company’s results of operations only since the effective date of the acquisition. The acquisition was deemed to be an immaterial acquisition under U.S. generally accepted accounting principles. As of the date of this filing the Company was in the process of completing the fair value estimates for certain assets and liabilities assumed, and the allocation of the purchase price is subject to further adjustment.

Note 3 – Earnings per share

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period. Earnings per share are reported for the three-month and six-month periods ended June 30, 2006, but are not reported for the three-month and six-month periods ended June 30, 2005 because the Company had no common shares outstanding prior to June 23, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$2,904	$2,821	$6,044	$4,457
Less: net income before conversion	—	2,821	—	4,457

Net income available to common stockholders	$2,904	$—	$6,044	$—

Average common shares outstanding	24,466,250	N.M.	24,466,250	N.M.
Less: Unearned ESOP shares	(1,871,668)	N.M.	(1,883,901)	N.M.

Weighted average common shares outstanding	22,594,582	N.M.	22,582,349	N.M.

Earnings per common share	$0.13	N.M.	$0.27	N.M.

N.M. - not meaningful

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Note 4 – Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2006
Municipal securities	$2,824	$34	$(5)
Mortgage-backed securities	139,849	140	(5,083)
Collateralized mortgage obligations	15,188	28	(91)
SBA-guaranteed loan participation certificates	1,304	1	(2)
Corporate bonds and other securities	773	9	—
Equity securities	91,989	8,029	—

	$251,927	$8,241	$(5,181)

December 31, 2005
Municipal securities	$3,145	$62	$(2)
Mortgage-backed securities	154,428	228	(3,764)
Collateralized mortgage obligations	1,642	27	—
SBA-guaranteed loan participation certificates	1,853	1	(7)
Equity securities	87,170	4,010	(800)

	$248,238	$4,328	$(4,573)

At June 30, 2006, our debt securities consisted of mortgage-backed pass-through securities issued or sponsored by Fannie Mae, Freddie Mac or Ginnie Mae, collateralized mortgage obligations and real estate mortgage investment conduits guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, SBA guaranteed loan participation certificates, corporate and municipal securities. Our equity securities consisted almost entirely of shares of five floating rate preferred stocks issued by two government-sponsored entities, Freddie Mac and Fannie Mae, and one Freddie Mac fixed rate preferred stock. All of our investment securities reflected in the above table were classified as available for sale at June 30, 2006.

Interest income on securities is recognized under the interest method, and includes amortization of purchase premium and discount. Gains and losses on sales of securities are based on the amortized cost of the securities sold.

Securities with significant declines in fair value are evaluated on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under Securities and Exchange Commission Staff Accounting Bulletin No. 59, which provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer specific factors, the holder must assess whether the impairment is other-than-temporary. The Company evaluated the securities in our investment portfolio that had significant declines in fair value at June 30, 2006 and June 30, 2005, and concluded that the declines were primarily attributable to increases in interest rates rather than credit quality or other issuer-specific factors. Since the Company had the ability and intent at June 30, 2006, to hold these investments until a recovery occurred or the securities matured, and the carrying cost of these securities was projected to recover as market interest rates change, the Company did not consider the declines in fair value to be other-than-temporary impairments. No unrealized losses existed at June 30, 2006 with respect to our marketable equity securities, including our Fannie Mae and Freddie Mac floating rate preferred stocks. At June 30, 2005, there was an unrealized loss of $250,000 on one of the Freddie Mac floating rate preferred stocks, but the Company concluded from impairment testing that the unrealized loss did not constitute an other-than-temporary impairment and thus did not record an impairment charge for the six-month period ended June 30, 2005.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Note 5 – Loans Receivable

Loans originated are identified as either held for sale or held for investment and are accounted for accordingly upon their origination. Loans that are classified as held for sale are recorded at the lower of their aggregate cost or market value. The Company sells a portion of its mortgage loan production in the secondary market. The Company obtains sales commitments on certain of these loans immediately prior to making the origination commitment. Net unrealized losses are recognized by charges to income. Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the cost allocated to the servicing rights. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the loan sold.

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

Loans receivable are as follows:

	June 30, 2006	December 31, 2005
One- to four-family residential real estate loans	$402,097	$404,196
Multi-family mortgage loans	291,005	280,238
Nonresidential real estate loans	303,901	275,418
Construction and land loans	78,900	80,705
Commercial loans	76,070	68,988
Commercial leases	127,971	121,898
Consumer loans	4,019	2,022
Other loans (including municipal)	4,959	5,219

Total loans	1,288,922	1,238,684
Loans in process	934	2,180
Net deferred loan origination costs	2,478	2,541
Allowance for loan losses	(11,969)	(11,514)

Loans, net	$1,280,365	$1,231,891

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Note 5 – Loans Receivable (Continued)

Activity in the allowance for loan losses is as follows:

	Six Months ended June 30,
	2006	2005
Beginning balance	$11,514	$11,019
Allowance of acquired bank	212	—
Provision (credit) for loan losses	352	(340)
Loans charged off	(109)	(85)
Recoveries	—	2

Ending balance	$11,969	$10,596

Impaired loans are as follows:

	June 30, 2006	December 31, 2005
Loans with allocated allowance for loan losses	$9,024	$7,793
Loans with no allocated allowance for loan losses	5,790	6,881

Total impaired loans	$14,814	$14,674

Amount of the allowance for loan losses allocated	$1,828	$1,813

Average of impaired loans during the period	$14,728	$15,215

Interest income received on impaired loans was approximately $495,000 and $456,000 for the six-month periods ended June 30, 2006 and 2005, respectively. Interest income received on impaired loans was approximately $259,000 and $27,000 for the three-month periods ended June 30, 2006 and 2005, respectively.

Nonperforming loans are as follows:

	June 30, 2006	December 31, 2005
Nonaccrual loans	$6,428	$5,723
90 days delinquent, still accruing	12	—

Nonperforming loans	$6,440	$5,723

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

Note 5 – Loans Receivable (Continued)

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

Note 6 – Deposits

Deposits are as follows:

	June 30, 2006	December 31, 2005
Non-interest-bearing demand	$136,046	$117,443
Interest-bearing NOW	244,173	227,893
Money market accounts	249,133	248,871
Savings	129,482	123,260
Certificates of deposit	378,830	350,407

	$1,137,664	$1,067,874

Included in certificates of deposit are $7.3 million and $9.8 million of brokered deposits at June 30, 2006 and December 31, 2005, respectively. All brokered deposits have balances over $100,000.

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest-bearing NOW	$937	$579	$1,668	$1,060
Money market accounts	2,446	1,607	4,654	2,644
Savings	275	266	530	517
Certificates of deposit	3,797	2,741	6,874	5,443

	$7,455	$5,193	$13,726	$9,664

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Note 7 – Employee Benefit Plans

Employee Stock Ownership Plan (ESOP). The Bank established an ESOP for its employees effective January 1, 2004. The ESOP covers all eligible employees of the Bank and its subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service. In connection with our mutual-to-stock conversion, the ESOP borrowed $19.6 million from the Company, and used the proceeds of the loan to purchase 1,957,300 shares of common stock issued in the subscription offering at $10.00 per share. The loan is secured by the shares that were purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on ESOP assets. The Bank has committed to make discretionary contributions to the ESOP in amounts sufficient to service the loan over a period not to exceed 20 years. Expense related to the ESOP was $455,000 and $25,000 for the three months ended June 30, 2006 and 2005, respectively, and $841,000 and $25,000 for the six months ended June 30, 2006 and 2005, respectively.

Note 8– Other Comprehensive Income

Other comprehensive income components were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$2,904	$2,821	$6,044	$4,457
Unrealized holding gains on securities available for-sale	(503)	(545)	3,305	3,578
Tax effect	200	217	(1,315)	(1,422)

Unrealized holding gains on securities available for-sale, net of tax effect	(303)	(328)	1,990	2,156

Total other comprehensive income	$2,601	$2,493	$8,034	$6,613

Note 9 – New Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective for all employee share awards granted, modified, or settled after January 1, 2006 for calendar year-end companies. As of the effective date, compensation expense related to the non-vested portion of any awards outstanding as of that date would be based on the grant-date fair value as calculated under the original provisions of SFAS No. 123. Adoption of SFAS No. 123R would materially increase the amount of compensation and benefits expense that would be incurred for any share awards that the Company grant, modify or settle after January 1, 2006. On June 27, 2006, at the Annual Meeting of Stockholders of the Company, the stockholders of the Company approved the BankFinancial Corporation 2006 Equity Incentive Plan (the “Plan”). The Plan was filed as Appendix C to the Definitive Proxy Statement that the Company filed with the Securities and Exchange Commission on May 25, 2006 (File No. 000-51331). The forms of award agreements relating to the Plan will be filed with the Securities and Exchange Commission upon adoption by the Company’s Board of Directors.

In March 2006, FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140.” The new standard requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (1) a transfer of financial assets that meets the requirements for sale accounting; (2) a transfer of financial assets to a special purpose entity in a guaranteed mortgage securitization and the transferor retains the securitized assets and classifies them as available for sale or trading securities pursuant to SFAS No. 115; or (3) an acquisition or assumption of an obligation to service a financial asset not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must initially be measured

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except dollars per share)

(unaudited)

Note 9 – New Accounting Standards (Continued)

at fair value, if practicable, and the assets or liabilities either be amortized or recorded at fair value at each reporting date. SFAS No. 156 allows a one-time reclassification for entities with servicing rights. It also requires a separate presentation of servicing assets and servicing liabilities at fair value in the statement of financial position. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted. The Company intends to adopt this pronouncement effective January 1, 2007. The Company does not expect its adoption of SFAS No. 156 to have a material effect on its financial results.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact of the adoption of FIN 48, with respect to its results of operations, financial position and liquidity.

Note 10 – Subsequent Event

During July, 2006, the Company sold $86.1 million in investment securities, which in the aggregate resulted in the recording of a net pre-tax gain of approximately $89,000. The securities sold included approximately $67.7 million of mortgage-backed securities and $18.4 million of Fannie Mae floating rate preferred stocks. The securities sold represented approximately 34% of the Company’s investment portfolio. The Company invested the proceeds of the sale in higher yielding shorter duration securities. The immediate net effect of these transactions was a modest improvement in net interest margin, liquidity and interest rate risk sensitivity. The Company may reinvest a portion of the proceeds in bank-owned life insurance in an effort to mitigate existing and potential employee benefits expenses. In addition, the Company may also use the proceeds to further reduce its balances of higher-cost borrowings or wholesale deposits that are scheduled to reprice within the next six to twelve months.

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

Overview

Business conditions remained relatively stable in the second quarter of 2006. Originations of multi-family and commercial real estate loans remain subdued. The combination of very high real estate valuations and our historical loan qualification standards continue to require increased equity investments for new property acquisitions, thus reducing the return on investments realized to the investor and the overall feasibility of proposed loans. Overall demand for construction loans weakened as many customers assess the most recent data on current and anticipated absorption rates, future supply, land and raw materials price increases and higher interest rates in determining the viability of future projects; these trends reinforced our continued highly selective posture in this sector. Residential loan volumes continued to diminish consistent with overall industry trends in a rising rate environment.

Following several strong quarters, demand for commercial leases abated during the second quarter of 2006, though the volumes remained slightly better than historical seasonal averages. Commercial lending exhibited increased activity due to continued improvements in new loan origination volumes, despite reduced line of credit usage by certain borrowers within the portfolio. Competitive pricing pressures accelerated during the second quarter for loans to high quality borrowers, particularly with respect to floating rate home equity loans and commercial loans.

Our nonaccrual loans increased this quarter by approximately $3.2 million, primarily related to two loans to a single borrower in the healthcare industry. At June 30, 2006, we determined that the available financial information regarding this borrower and its recent cash flow trends merited a return to non-accrual status and the establishment of a $130,000 SFAS No. 114 specific reserve (though this adverse classification may prove to be quite transitory as more information becomes available). Even with this addition, our nonperforming loan ratio remained historically low at 0.50% and our loan loss reserves covered nonperforming loans by 186%. We are becoming increasingly aggressive in workouts with certain adversely-classified healthcare credit relationships. Collection and resolution efforts continue to be a priority and future decisions may include non-renewal of credits and potential cessation of borrower relationships where the progress of resolution is unsatisfactory. Asset quality trends and conditions in the other segments of the loan portfolio remained stable.

Net deposits increased during the second quarter of 2006, primarily due to the completion of our acquisition of University National Bank, offset by seasonal second quarter outflows (particularly in April) and the unusual activity in early first quarter, 2006 and late fourth quarter, 2005. We are also experiencing greater volatility in deposit account activity, as some commercial customers conduct purchases and sales of inventory or investments; the higher asset prices involved in these transactions results in greater transaction volumes and also result in larger balance fluctuations at any given point in time.

Our marketing campaigns emphasize growth of core deposit relationships and retention of existing deposit relationships, and are focused selectively on each branch office to maximize its market penetration and relative cost efficiency. Deposit competition in the Chicago market continues to be intense, with special promotions by some of our competitors that define the overall market for new deposits and thus tend to increase the marginal cost of new deposits and the cost of retaining existing deposit relationships. The Company believes that the acquisition of University National Bank will be beneficial as it expands our presence in metropolitan Chicago, complements our existing branch network and allows for the extension of our products and services into these new communities. For example, we noted that existing customers began transacting business at our Hyde Park locations almost immediately after the transaction closed and several new accounts resulted from the greater convenience and service availability.

We experienced improvement in several categories of non-interest income as certain recurring fees and service charges returned closer to historical norms and our Wealth Management investment sales increased due to higher market interest rates available on fixed annuities and successful sales initiatives. We also experienced continued growth in property and causality insurance sales, and in title insurance agency activities, including an increase in orders relating to properties securing multifamily, commercial real estate and construction loans, and in services performed for other title agencies. We continue to emphasize growth in non-interest income revenues through cross-selling and development of new products and services.

Non-interest expenses remained relatively stable compared to our original Business Plan. The combined effects of the University National Bank closing, our first corporate franchise tax payments since the mutual-to-stock conversion, the costs related to our 2006 Annual Meeting and proxy solicitation, and higher ESOP expenses all contributed to a higher operating expense level in the second quarter. The sudden impact of many of these expenses will diminish as we complete the University National Bank data processing conversion.

On June 27, 2006, our Board of Directors declared a cash dividend to our stockholders in the amount of $0.06 per share of our common stock. The dividend is payable on September 22, 2006 to stockholders of record as of September 6, 2006.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at June 30, 2006 and December 31, 2005, and in our income statement for the three-month and six-month periods ended June 30, 2006 and June 30, 2005.

	June 30, 2006	December 31, 2005	Percent Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,671,630	$1,614,436	3.5%
Loans receivable, net	1,280,365	1,231,891	3.9
Deposits	1,137,664	1,067,874	6.5
Borrowings	175,349	191,388	(8.4)
Stockholders’ equity	334,716	328,777	1.8

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2006	2005		2006	2005
	(Dollars in thousands)			(Dollars in thousands)
Selected Operating Data:
Interest income	$23,683	$20,143	17.6%	$45,975	$38,236	20.2%
Interest expense	9,363	7,577	23.6	17,843	14,411	23.8

Net interest income	14,320	12,566	14.0	28,132	23,825	18.1
Provision (credit) for loan losses	156	(264)	N.M.	352	(340)	N.M.

Net interest income after provision (credit) for loan losses	14,164	12,830	10.4	27,780	24,165	15.0
Noninterest income	2,587	1,947	32.9	5,318	3,748	41.9
Noninterest expense	12,457	10,576	17.8	24,085	21,305	13.0

Income before income taxes	4,294	4,201	2.2	9,013	6,608	36.4
Provision for income taxes	1,390	1,380	0.7	2,969	2,151	38.0

Net income	$2,904	$2,821	2.9%	$6,044	$4,457	35.6%

N.M. – not meaningful

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.69%	0.68%	0.73%	0.57%
Return on equity (ratio of net income to average equity) (1)	3.43	9.12	3.63	8.16
Net interest rate spread (1) (2)	2.83	2.99	2.86	2.99
Net interest margin (1) (3)	3.61	3.20	3.60	3.21
Average equity to average assets	20.08	7.45	20.12	6.93
Efficiency ratio (4)	73.68	72.87	72.00	77.27
Noninterest expense to average total assets (1)	2.95	2.55	2.91	2.70
Average interest-earning assets to average interest-bearing liabilities	132.60	111.42	132.63	110.87

Footnotes for table on following page

Selected Financial Data (Continued)

(Footnotes for table on previous page)

(1)	Ratios are annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

	At June 30, 2006	At December 31, 2005
Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	0.39%	0.36%
Nonperforming loans to total loans	0.50	0.46
Allowance for loan losses to nonperforming loans	185.85	201.19
Allowance for loan losses to total loans	0.93	0.93

Capital Ratios:
Equity to total assets at end of period	20.02	20.36
Tier 1 leverage ratio (Bank only)	14.33	13.82

Other Data:
Number of full service offices	18	16
Employees (full time equivalent basis)	468	451

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Total assets increased $57.2 million, or 3.5%, to $1.672 billion at June 30, 2006, from $1.614 billion at December 31, 2005. The increase primarily resulted from our acquisition of University National Bank on April 5, 2006, which was partially offset by sales of its securities, cash paid to its stockholders, reductions of borrowings and anticipated seasonal deposit decline.

Net loans receivable increased by $48.5 million, or 3.9%, to $1.280 billion at June 30, 2006, from $1.232 billion at December 31, 2005. The increase reflected $17.8 million in loans that we acquired from University National Bank, as well as our decision to replace a significant portion of University National Bank’s securities portfolio with higher yielding loans. To implement this decision, we increased loan originations in targeted loan categories prior to the closing of the acquisition, and temporarily funded the loan originations with short-term borrowings. Immediately after the closing, we liquidated approximately $54.2 million in securities, and used the proceeds of sale primarily to repay the short-term borrowings. As a result of these actions, non-residential real estate loans increased $28.5 million, or 10.3%, multi-family mortgage loans increased $10.8 million, or 3.8% and commercial leases increased $6.1 million, or 5.0%. Construction loans decreased $1.8 million, or 2.2%, due in part to a decreased emphasis on originating new loans in this loan category. One- to four-family residential mortgage loans decreased by $2.1 million, or 0.5%, due in part to the impact of rising interest rates on demand for one- to four-family residential mortgage loans.

Net securities available for sale increased by $3.7 million, or 1.5%, to $251.9 million at June 30, 2006, from $248.2 million at December 31, 2005. The increase reflected $81.0 million of securities that we acquired from University National Bank, offset by our sale of approximately $54.2 million of those securities, and by approximately $19.9 million in principal repayments received on other securities. The fair market value of our portfolio of Fannie Mae and Freddie Mac floating rate preferred stocks increased by $4.9 million, or 6.0%, to $87.3 million at June 30, 2006, from $82.3 million at December 31, 2005.

Cash and cash equivalents decreased $5.0 million to $33.0 million at June 30, 2006, from $38.0 million at December 31, 2005.

Goodwill and core deposit intangibles increased as a result of our acquisition of University National Bank. Goodwill increased by $11.9 million, or 109.4%, to $22.8 million at June 30, 2006, from $10.9 million at December 31, 2005. Core deposit intangibles increased a net $2.4 million, or 28.9%, to $10.6 million at June 30, 2006, from $8.2 million at December 31, 2005. We recorded a $3.3 million core deposit intangible in connection with the University National Bank acquisition, which was partially offset by $888,000 in core deposit intangible amortization during the six months ended June 30, 2006. The University National Bank acquisition was treated, for federal and state income tax purposes, as a purchase of assets pursuant to applicable provisions of the Internal Revenue Code, making both the goodwill and core deposit intangible arising from the transaction tax-deductible over a period of 15 years.

Other assets decreased by $2.2 million, or 18.6%, to $9.7 million at June 30, 2006, from $11.9 million at December 31, 2005. The decrease in other assets was primarily due to a $1.3 million decrease in deferred tax assets that related to an increase in the fair value of our investment portfolio, primarily our Fannie Mae and Freddie Mac floating rate preferred stocks, during the six months ended June 30, 2006.

Deposits increased $69.8 million, or 6.5%, to $1.138 billion at June 30, 2006, from $1.068 billion at December 31, 2005. The increase reflects approximately $103.5 million in deposits that we acquired in the University National Bank acquisition. The acquired deposits, which included $32.9 million in non-interest bearing demand deposits, more than offset the deposit outflows related to the typical activity in second quarter of each year (particularly April) and the impact of the unusual deposit balance growth that we experienced late in the fourth quarter of 2005. Non-interest-bearing demand deposits increased by $18.6 million, or 15.9%, to $136.0 million at June 30, 2006, from $117.4 million at December 31, 2005. Total core deposits (savings, money market, noninterest bearing demand and NOW accounts) remained relatively stable as a percentage of total deposits, representing 66.7% of total deposits at June 30, 2006, compared to 67.2% of total deposits at December 31, 2005.

Borrowings decreased $16.1 million, or 8.4%, to $175.3 million at June 30, 2006, from $191.4 million at December 31, 2005. We increased borrowings during the first quarter of 2006 to provide short-term funding for targeted loan originations in anticipation of the closing of our acquisition of University National Bank. Consistent with our planning, we repaid the increased borrowings with the proceeds of the sale of a substantial portion of University National Bank’s securities portfolio following our April 5, 2006 closing of the acquisition.

Total stockholders’ equity increased $5.9 million to $334.7 million at June 30, 2006, compared to $328.8 million at December 31, 2005. Retained earnings increased $3.1 million due to net income of $6.0 million for the six months ended June 30, 2006, offset by our declaration of $2.9 million in common stock dividends in March and June of 2006. Total stockholders’ equity at June 30, 2006, reflected an unrealized gain on securities available for sale of $1.8 million, net of tax, compared to an unrealized loss on securities available for sale of $147,000, net of tax, at December 31, 2005. The unallocated shares of common stock that are owned by our Employee Stock Ownership Plan were reflected as an $18.6 million reduction to stockholders’ equity at June 30, 2006, compared to an $19.1 million reduction to equity at December 31, 2005.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

Our operating results for the three months ended June 30, 2005 do not lend themselves to ready comparison to our operating results for the three months ended June 30, 2006, due to, among other things, our acquisition of University National Bank in April of 2006, and various factors relating to the consummation of our mutual-to-stock conversion in June of 2005, including cash inflows resulting from stock subscription order receipts, cash outflows resulting from subscription order refunds, the transitory impact of refundable subscription order receipts on earnings and deposit balances, and the subsequent deployment of the net proceeds of the subscription offering. These and other related factors had varying degrees of impact on the changes that occurred to our financial condition and operating results between June 30, 2005 and June 30, 2006, including changes to the composition of our assets and liabilities that affected our results of operation.

Net Income. We had net income of $2.9 million for the three months ended June 30, 2006, compared to net income of $2.8 million for the three months ended June 30, 2005. The principal factors impacting the increase in net income from year to year included a $1.8 million, or 14.0%, increase in our net interest income, and a $640,000, or 32.9%, increase in noninterest income. These increases were partially offset by a $420,000 increase in our provision for loan losses, and a $1.9 million, or 17.8%, increase in noninterest expense. Our earnings per share of common stock for the three months ended June 30, 2006 were $0.13 per share. There are no earnings per share to report for the three-month period ending June 30, 2005 because we had no shares of common stock outstanding prior to the completion of our mutual-to-stock conversion on June 23, 2005.

Net Interest Income. Net interest income increased by $1.8 million, or 14.0%, to $14.3 million for the three months ended June 30, 2006, from $12.6 million for the three months ended June 30, 2005. Our net interest income for the three months ended June 30, 2005, included approximately $300,000 in net interest spread that we earned on the investment of approximately $167.1 million in subscription order receipts that we subsequently refunded to depositors whose subscription orders could not be filled.

Our net interest rate spread decreased by 16 basis points to 2.83% for the second quarter of 2006, from 2.99% for the second quarter of 2005. The decrease resulted primarily from the further flattening of the yield curve that has occurred since June 30, 2005, and increasing competition in the Chicago banking market for loans and deposits. Notwithstanding these market conditions and the resulting decrease in our net interest rate spread, our net interest margin increased by 41 basis points to 3.61% for the quarter ended June 30, 2006, from 3.20% for the quarter ended June 30, 2005, due to our deployment of the $220.7 million in net proceeds of our subscription offering to retire term debt and reduce borrowings and wholesale deposits, and our replacement of a significant portion of the short-term securities and interest bearing deposits in which the offering proceeds were initially invested with higher yielding loans. As expected, our acquisition of University National Bank on April 5, 2005, helped to mitigate the adverse impact that these market conditions had on our net interest margin.

Interest income increased $3.6 million, or 17.6%, to $23.7 million for the three months ended June 30, 2006, from $20.1 million for the three months ended June 30, 2005. The increase in interest income reflected an 82 basis point improvement in the average yield on interest-earning assets to 5.96% at June 30, 2006, from 5.14%, at June 30, 2005, and a $19.5 million, or 1.2%, increase in total average interest-earning assets, to $1.588 billion for the three months ended June 30, 2006, from $1.569 billion for the three months ended June 30, 2005.

Interest income from loans, the most significant portion of interest income, increased $4.5 million, or 28.2%, to $20.5 million for the three months ended June 30, 2006, from $16.0 million for the same period in 2005. The increase reflected earnings on a $183.9 million, or 16.7%, increase in average net loans receivable to $1.288 billion for the three months ended June 30, 2006, from $1.104 billion for the same period in 2005, and a 58 basis point increase in the average yield on loans to 6.36% for the three months ended June 30, 2006, from 5.78% for the three months ended June 30, 2005. The increase in the average yield on loans was primarily due to rising short-term interest rates and the resulting increase in interest income from loans that are predominantly indexed to the prime rate, such as construction, commercial and home equity loans. The yields on construction, commercial and home equity loans increased by more than 200 basis points from June 30, 2005 to June 30, 2006, while the yields on non-residential real estate and other loan categories that are not typically indexed to the prime rate increased only slightly during the same period.

Interest income from securities available for sale decreased by $532,000, or 15.4%, to $2.9 million for the three months ended June 30, 2006, from $3.5 million for the three months ended June 30, 2005, due in part to a decrease of $118.1 million, or 30.5%, in the average outstanding balance of securities available for sale to $268.6 million for the three months ended June 30, 2006, from $386.7 million for the three months ended June 30, 2005. The average outstanding balance of securities available for sale during the second quarter of 2005 included the investment of subscription order receipts in short-term U.S. government agency notes, a significant portion of which was subsequently liquidated to make loans or purchase other securities, and to pay subscription order refunds to depositors whose subscription orders could not be filled. The decrease in average balances was partially offset by a 78 basis point increase in the average yield on securities available for sale to 4.36% for the quarter-ended June 30, 2006, from 3.58% for the quarter-ended June 30, 2005, primarily due to rising short-term interest rates.

Income from cash dividends on our Federal Home Loan Bank of Chicago common stock totaled $194,000 for the three months ended June 30, 2006, compared to stock dividends of $331,000 for the three months ended June 30, 2005. The decrease was attributable to a reduction in the dividends paid by the Federal Home Loan Bank of Chicago on its common stock, from an average rate of 5.35% for the three months ended June 30, 2005, to an average rate of 3.14% for the three months ended June 30, 2006. Shortly before the close of the second quarter of 2006, we made arrangements with the Federal Home Loan Bank of Chicago to redeem $6.5 million of our excess Federal Home Loan Bank of Chicago common stock at par.

Interest income from cash that we maintained in interest bearing deposits totaled $86,000 for the three months ended June 30, 2006, compared to $385,000 for the three months ended June 30, 2005. The decrease was primarily due to a $46.3 million, or 87.1%, decrease in the average balances of cash maintained in interest bearing deposits resulting from our temporary investment of a portion of our subscription order receipts in an interest bearing deposit account during the second quarter of 2005. The decrease in the average balances of cash maintained in interest bearing deposit accounts was partially offset by a 212 basis point increase in the yield on interest bearing deposits.

Interest expense increased $1.8 million, or 23.6%, to $9.4 million for the three months ended June 30, 2006, from $7.6 million for the three months ended June 30, 2005. This increase reflected an increase in the weighted average interest rates that we paid on deposit accounts, and an increase in the average interest rates that we paid on our Federal Home Loan Bank advances and other borrowings. The increase in interest expense reflected an overall increase of 98 basis points in the cost of average interest-bearing liabilities, to 3.13% for the three months ended June 30, 2006, from 2.15% for the three months ended June 30, 2005, which was partially offset by a reduction of $210.2 million, or 14.9%, in our average interest bearing liabilities to $1.198 billion for the quarter-ended June 30, 2006, from $1.408 billion for the quarter-ended June 30, 2005. Average interest bearing liabilities for the quarter ended June 30, 2005 included the deposit of subscription order receipts in money market and NOW accounts.

Interest expense on deposits increased $2.3 million, or 43.6%, to $7.5 million for the three months ended June 30, 2006, from $5.2 million for the same period in 2005. The increase reflected a 117 basis point increase in the average rate paid on deposits to 2.96% for the three months ended June 30, 2006, from 1.79% for the three months ended June 30, 2005. This increase in the average rate paid on deposits was partially offset by a $154.3 million, or 13.3%, decrease in average interest-bearing deposits to $1.007 billion for the three months ended June 30, 2006, from $1.161 billion for the same period in 2005. The decrease included customer withdrawals of $47.6 million from deposit accounts to fulfill subscription orders and the payment of $167.1 million in subscription order refunds, as well as a $35.0 million decrease in the average balance of certificates of deposit. Interest expense on deposits increased for all categories of interest bearing deposits due to increases in short-term market interest rates and the effect of those increases on the interest rates paid on deposits, including competitive market conditions and increased average balances for money market deposits.

Interest expense on money market accounts increased $839,000, or 52.2%, reflecting an increase of $34.0 million, or 15.7%, in the average balance of money market account deposits to $251.5 million for the three months ended June 30, 2006, from $217.5 million for the three months ended June 30, 2005, and a 93 basis point increase in the interest rate paid on these accounts to 3.89% from 2.96%. We had $164.9 million in indexed money market accounts at June 30, 2006. We have increased the interest rates paid on money market accounts, certain NOW accounts and savings accounts due to changes in applicable indices, and in response to increasing short-term market interest rates and anticipated increases in rates paid by our competitors. Rates on other selected money market products and certificates of deposit were also increased for competitive reasons.

Interest expense on NOW deposits increased $358,000, or 61.8%, reflecting a 95 basis point increase in the interest rates paid on NOW deposits to 1.54% for the three months ended June 30, 2006, from 0.59% for the same period in 2005. This increase was partially offset by a $149.4 million, or 38.1%, decrease in the average balance of NOW deposits to $243.1 million for the three months ended June 30, 2006, from $392.4 million for the three months ended June 30, 2005. The decrease principally relates to subscription order receipts that were held in NOW deposits during the second quarter of 2005 pending the completion of our mutual-to-stock conversion, and which were subsequently used to purchase the Company’s common stock or for subscription order refunds.

Interest expense on certificates of deposit increased $1.1 million, or 38.5%, reflecting a 136 basis point increase in the interest rates paid on certificates of deposit to 4.01% for the three months ended June 30, 2006, from 2.65% for the same period in 2005. This increase was partially offset by a $35.0 million, or 8.5%, decrease in the average balance of certificates of deposit to $378.8 million for the three months ended June 30, 2006, from $413.8 million for the three months ended June 30, 2005. Decreases in average balances occurred broadly within our categories of certificates of deposit.

Interest expense on borrowings decreased by $476,000, or 20.0%, to $1.9 million for the three months ended June 30, 2006, from $2.4 million for the same period in 2005. The decrease was due in part to a reduction of our average borrowings from $246.9 million for the three months ended June 30, 2005, to $191.0 million for the three months ended June 30, 2006. The reduction in total borrowings reflected our use of $30 million of the net proceeds of our subscription offering to retire term debt that we incurred in acquiring Success Bancshares in 2001, and in redeeming trust preferred securities that we assumed in that acquisition. The reduction also reflected a decrease in our average Federal Home Loan Bank borrowings of $39.0 million, or 17.6% to $182.6 million for the three months ended June 30, 2006, from $221.6 million for the three months ended at June 30, 2005. In addition, interest expense for the three months ended June 30, 2005 included $175,000 in yield adjustment amortization expense relating to our restructuring of $170.0 million of Federal Home Loan Bank borrowings in July 2003, while there was no yield adjustment amortization expense for the quarter ended June 30, 2006.

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

	For the Three Months ended June 30,
	2006			2005
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,288,063	$20,473	6.36%	$1,104,190	$15,965	5.78%
Securities available-for-sale	268,584	2,930	4.36	386,661	3,462	3.58
Stock in FHLB	24,717	194	3.14	24,725	331	5.35
Other	6,855	86	5.02	53,187	385	2.90

Total interest-earning assets	1,588,219	23,683	5.96	1,568,763	20,143	5.14

Noninterest-earning assets	100,191			92,743

Total assets	$1,688,410			$1,661,506

Interest-bearing liabilities:
Savings deposits	$133,366	275	0.82	$137,353	266	0.77
Money market deposits	251,531	2,446	3.89	217,462	1,607	2.96
NOW deposits	243,072	937	1.54	392,446	579	0.59
Certificates of deposit	378,849	3,797	4.01	413,845	2,741	2.65

Total deposits	1,006,818	7,455	2.96	1,161,106	5,193	1.79
Borrowings	190,935	1,908	4.00	246,861	2,384	3.86

Total interest-bearing liabilities	1,197,753	9,363	3.13	1,407,967	7,577	2.15

Noninterest-bearing deposits	127,936			110,644
Other liabilities	23,671			19,181

Total liabilities	1,349,360			1,537,792
Equity	339,050			123,714

Total liabilities and equity	$1,688,410			$1,661,506

Net interest income		$14,320			$12,566

Net interest rate spread (2)			2.83%			2.99%
Net interest-earning assets (3)	$390,466			$160,796

Net interest margin (4)			3.61%			3.20%
Ratio of interest-earning assets to interest-bearing liabilities	132.60%			111.42%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $156,000 for the three months ended June 30, 2006, compared to a credit of $264,000 to our allowance for loan losses for the three months ended June 30, 2005. We increased our allowance for loan losses by $261,000, including the carryover allowance from University National Bank, pursuant to SAFS No. 5 as a result of the $18.5 million of growth we experienced in net loans receivable, which included $17.8 million in loans that we acquired from University National Bank. The portion of the allowance for loan losses allocated to impaired loans pursuant to SFAS No. 114 increased $47,000 to $1.8 million at June 30, 2006. Recoveries of specific reserves totaled $24,000 primarily as a result of increases in the value of existing collateral securing certain classified loans. This collateral includes marketable securities, home equity and other personal assets. Because the collateral includes marketable securities, fluctuations in the specific reserves attributable to these loans should be expected to occur in the future due to possible changes in the market value of these securities, and declines in market value could result future provisions for additional specific reserves. The recoveries of specific reserves were more than offset by $91,000 in charge-offs and the establishment of an additional $162,000 in specific reserves, of which $130,000 relates to loans to a single borrower in the health-care industry (as noted below and in the Overview section of this Item 2).

Non-performing loans increased $3.2 million to $6.4 million at June 30, 2006, from $3.2 million at March 31, 2006. The largest addition to non-performing loans was the addition of approximately $3.3 million relating to two loans to a single borrower in the healthcare industry. We determined that the available financial information regarding this borrower and its recent cash flow trends merited a return to non-accrual status. We are becoming increasingly aggressive in workouts with certain adversely-classified healthcare credit relationships. Collection and resolution efforts continue to be a priority and future decisions may include non-renewal of credits and potential cessation of borrower relationships where the progress of resolution is unsatisfactory. Asset quality trends and conditions in the other segments of the loan portfolio remained stable.

Nonperforming assets are as follows:

	June 30, 2006	March 31, 2006	$ Change	% Change
	(Dollars in thousands)
Nonperforming assets:
Nonperforming loans	$6,440	$3,192	$3,248	101.8%
Real estate owned	30	56	(26)	(46.4)

Nonperforming assets	$6,470	$3,248	$3,222	99.2

Our allowance for loan losses totaled $12.0 million, or 0.93% of total loans, at June 30, 2006, compared to $11.7 million, or 0.92% of total loans, at March 31, 2006. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 185.85% of non-performing loans at June 30, 2006 and 366.79% of non-performing loans at March 31, 2006. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income increased $640,000, or 32.9%, to $2.6 million for the three-month period ended June 30, 2006, compared to $1.9 million for the same three-month period in 2005. Noninterest income for the three months ended June 30, 2006 included approximately $141,000 in noninterest income relating to the operations of the two former University National Bank facilities. We experienced a $165,000, or 17.3%, increase in deposit service charges and fees, of which approximately $83,000 related to those two facilities. Income from insurance commissions and annuities increased by $123,000, or 53.7%, to $352,000 for the three months ended June 30, 2006, from $229,000 for the same period in 2005, primarily due to increased activity resulting from the availability of higher market interest rates on fixed annuities and successful sales initiatives. Gain on sales of loans increased $7,000, or 15.2%, to $53,000 for the three months ended June 30, 2006, from $46,000 for the same three-month period in 2005, primarily because of higher loan sale volumes. We recorded a $55,000 gain on the redemption of MasterCard Class B common stock in the second quarter of 2006. Loan servicing fees decreased $25,000, or 9.5%, to $237,000 for the three months ended June 30, 2006, compared to $262,000 for the same three-month period in 2005. Amortization of mortgage servicing rights decreased $22,000, or 12.9% to $146,000 for the three months ended June 30, 2006, compared to $168,000 for the same three-month period in 2005. We recorded no impairment or recovery of mortgage servicing rights for the three months ended June 30, 2006, while we recorded a mortgage servicing rights impairment charge of $160,000 for the three months ended June 30, 2005. Net operations from real estate owned totaled $26,000 for the second quarter of 2006, compared to $3,000 for the same period in 2005. Other income increased $122,000, or 35.9%, to $462,000 for the three months ended June 30, 2006, from $340,000 for the three months ended June 30, 2005, due in part to a $130,000 net increase in title and title insurance agency commissions and fees earned by Financial Title Services, a division of our subsidiary, Financial Assurance Services.

	Three Months Ended June 30,		Change
	2006	2005	$	%
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$1,117	$952	$165	17.3%
Other fee income	482	449	33	7.3
Insurance commissions and annuities income	352	229	123	53.7
Gain on sale of loans	53	46	7	15.2
Gain on sale of investments	55	—	55	N.M.
Gain on disposition of premises and equipment	1	—	1	N.M.
Loan servicing fees	237	262	(25)	(9.5)
Amortization and impairment of servicing assets	(146)	(328)	182	55.5
Operations of real estate owned	(26)	(3)	(23)	(766.7)
Other	462	340	122	35.9

Total noninterest income	$2,587	$1,947	$640	32.9

N.M. = not meaningful

Noninterest Expense. Our noninterest expense was $12.5 million for the three months ended June 30, 2006, compared to noninterest expense of $10.6 million for the three months ended June 30, 2005, an increase of $1.9 million, or 17.8%. The operations of the two former University National Bank facilities contributed approximately $447,000 to this increase in noninterest expense. Compensation and benefits expense totaled $7.9 million for the three-month period ended June 30, 2006, compared to $6.6 million in compensation and benefits expense for the same period in 2005, an increase of $1.3 million, or 20.1%. The increase includes $456,000 in expense relating to the ESOP that we established in connection with our mutual-to-stock conversion in June of 2005, compared to $25,000 in ESOP-related expense during the second quarter of 2005. The increase also reflects approximately $206,000 in compensation and benefits expense resulting from the addition of 33 former University National Bank employees to our workforce, and approximately $224,000 of increased compensation and commission-related expense for Financial Assurance Services and its division, Financial Title Services, partially due to higher levels of insurance, annuity and title insurance agency activities. Data processing expense increased $115,000, or 16.2%, to $825,000 for the three months ended June 30, 2006, compared to $710,000 for the same period in 2005. Of this amount, approximately $63,000 related to our need to maintain a separate core banking data processing system for the two former University National Bank facilities pending the anticipated conversion of that system into our core banking data processing system during the third quarter of 2006, and approximately $20,000 represented payments made to an outside consultant for a Sarbanes-Oxley compliant internal controls review, including the design and implementation of enhancements to our corporate performance management and reporting systems Office occupancy and equipment expenses increased by $149,000, or 12.5% to $1.3 million for the three months ended June 30, 2006, compared to $1.2 million for the same period in 2005, primarily due to increased maintenance expenses, real estate taxes and energy costs, a portion of which was attributable to the two former University National Bank facilities. Advertising and public relations expenditures increased by $151,000, or 63.4%, to $389,000 in the second quarter of 2006, from $238,000 in the second quarter of 2005. Approximately $40,000 of this increase related to our first Annual Meeting of Stockholders in June of 2006, including the preparation and mailing of proxy materials and our annual report to our stockholders, proxy solicitation and other Annual Meeting expenses. Approximately $21,000 of this increase related to our acquisition of University National Bank, and the remainder of the increase was principally due to a cross-media campaign to increase retail and small business deposit relationships at targeted branches. Our acquisition of University National Bank resulted in the recording of a core deposit intangible of $3.3 million, and this resulted in the recording of an additional core deposit intangible amortization expense of $86,000 during the quarter ended June 30, 2006. Other general and administrative expenses increased $62,000, or 6.0%, to $1.1 million for the three months ended June 30, 2006, from $1.0 million for the quarter ended June 30, 2005. The primary reason for this increase was a $97,000 adjustment to franchise taxes payable to the State of Illinois due to the extent to which our mutual-to-stock conversion increased our paid-in capital.

	Three Months Ended June 30,		Change
	2006	2005	$	%
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$7,875	$6,557	$1,318	20.1%
Office occupancy and equipment	1,340	1,191	149	12.5
Advertising and public relations	389	238	151	63.4
Data processing	825	710	115	16.2
Supplies, telephone and postage	450	450	—	—
Amortization of intangibles	495	409	86	21.0
Other	1,083	1,021	62	6.0

Total noninterest expense	$12,457	$10,576	$1,881	17.8

Income Tax Expense. We recorded income tax expense of $1.4 million for the three months ended June 30, 2006, compared to $1.4 million in income tax expense for the second quarter of 2005. Our effective tax rate for the second quarter of 2006 was 32.4% compared to 32.8% for the same period in 2005.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005

Our operating results for the six months ended June 30, 2005 do not lend themselves to ready comparison to our operating results for the six months ended June 30, 2006, due to, among other things, our acquisition of University National Bank in April of 2006, and various factors relating to the consummation of our mutual-to-stock conversion in June of 2005, including cash inflows resulting from stock subscription order receipts, cash outflows resulting from subscription order refunds, the transitory impact of refundable subscription order receipts on earnings and deposit balances, and the subsequent deployment of the net proceeds of the subscription offering. These and other related factors had varying degrees of impact on the changes that occurred to our financial condition and operating results between June 30, 2005 and June 30, 2006, including changes to the composition of our assets and liabilities that affected our results of operation.

Net Income. We had net income of $6.0 million for the six months ended June 30, 2006, compared to net income of $4.5 million for the six months ended June 30, 2005. The principal factors impacting the increase in net income from year to year included a $4.3 million, or 18.1%, increase in our net interest income, and a $1.6 million, or 41.9%, increase in noninterest income. These increases were partially offset by a $692,000 increase in our provision for loan losses, and a $2.8 million, or 13.0%, increase in noninterest expense. Our earnings per share of common stock for the six months ended June 30, 2006 were $0.27 per share. There are no earnings per share to report for the six-month period ending June 30, 2005 because we had no shares of common stock outstanding prior to the completion of our mutual-to-stock conversion on June 23, 2005.

Net Interest Income. Net interest income increased by $4.3 million, or 18.1%, to $28.1 million for the six months ended June 30, 2006, from $23.8 million for the six months ended June 30, 2005. Our net interest income for the six months ended June 30, 2005, included approximately $300,000 in net interest spread that we earned on the investment of approximately $167.1 million in subscription order receipts that we subsequently refunded to depositors whose subscription orders could not be filled.

Our net interest rate spread decreased by 13 basis points to 2.86% for the first six months of 2006, from 2.99% for the same period in 2005. The decrease resulted primarily from the further flattening of the yield curve that has occurred since June 30, 2005, and increasing competition in the Chicago banking market for loans and deposits. Notwithstanding these market conditions and the resulting decrease in our net interest rate spread, our net interest margin increased by 39 basis points to 3.60% for the six months ended June 30, 2006, from 3.21% for the six months ended June 30, 2005, due to our deployment of the $220.7 million in net proceeds of our subscription offering to retire term debt and reduce borrowings and wholesale deposits, and our replacement of a significant portion of the short-term securities and interest bearing deposits in which the offering proceeds were initially invested with higher yielding loans. As expected, our acquisition of University National Bank on April 5, 2005, helped to mitigate the adverse impact that these market conditions had on our net interest margin.

Interest income increased $7.8 million, or 20.2%, to $46.0 million for the six months ended June 30, 2006, from $38.2 million for the six months ended June 30, 2005. The increase in interest income reflected a 75 basis point improvement in the average yield on interest-earning assets to 5.89% at June 30, 2006, from 5.14%, at June 30, 2005, and a $74.5 million, or 5.0%, increase in total average interest-earning assets, to $1.561 billion for the six-months ended June 30, 2006, from $1.487 billion for the six-months ended June 30, 2005.

Interest income from loans, the most significant portion of interest income, increased $8.6 million, or 27.5%, to $40.1 million for the six months ended June 30, 2006, from $31.4 million for the same period in 2005. The increase reflected earnings on a $170.1 million, or 15.4%, increase in average net loans receivable to $1.275 billion for the six months ended June 30, 2006, from $1.104 billion for the same period in 2005, and a 60 basis point increase in the average yield on loans to 6.29% for the six months ended June 30, 2006, from 5.69% for the six months ended June 30, 2005. The increase in the average yield on loans was primarily due to rising short-term interest rates and the resulting increase in interest income from loans that are predominantly indexed to the prime rate, such as construction, commercial and home equity loans. The yields on construction, commercial and home equity loans increased by more than 200 basis points from June 30, 2005 to June 30, 2006, while the yields on non-residential real estate and other loan categories that are not typically indexed to the prime rate increased only slightly during the same period.

Interest income from securities available for sale decreased by $325,000, or 5.7%, to $5.4 million for the six months ended June 30, 2006, from $5.8 million for the six months ended June 30, 2005, due in part to a decrease of $72.2 million, or 21.9%, in the average outstanding balance of securities available for sale to $257.1 million for the six-months ended June 30, 2006, from $329.4 million for the six-months ended June 30, 2005. The average outstanding balance of securities available for sale during the first six months of 2005 included the investment of subscription order receipts in short-term U.S. government agency notes, a significant portion of which was subsequently liquidated to make loans or purchase other securities, and to pay subscription order refunds to depositors whose subscription orders could not be filled. The decrease in average balances was partially offset by a 73 basis point in the average yield on securities available for sale to 4.22% for the six-months ended June 30, 2006, from 3.49% for the six-months ended June 30, 2005, primarily due to rising short-term interest rates.

Income from cash dividends on our Federal Home Loan Bank of Chicago common stock totaled $386,000 for the six months ended June 30, 2006, compared to stock dividends of $665,000 for the six months ended June 30, 2005. The decrease was attributable to a reduction in the dividends paid by the Federal Home Loan Bank of Chicago on its common stock to an average rate of 3.08% for the six months ended June 30, 2006, from an average rate of 5.42% for the six months ended June 30, 2005. Shortly before the close of the second quarter of 2006, we made arrangements with the Federal Home Loan Bank of Chicago to redeem $6.5 million of our excess Federal Home Loan Bank of Chicago common stock at par.

Interest income from cash that we maintained in interest bearing deposits totaled $108,000 for the six months ended June 30, 2006, compared to $399,000 for the six months ended June 30, 2005. The decrease was primarily due to a $23.9 million decrease in average balances of cash maintained in interest bearing deposits resulting from our temporary investment of a portion of our subscription order receipts in an interest bearing deposit account during the second quarter of 2005. The decrease in the average balances of cash maintained in interest bearing deposit accounts was partially offset by a 198 basis point increase in the yield on interest bearing deposits.

Interest expense increased $3.4 million, or 23.8%, to $17.8 million for the six months ended June 30, 2006, from $14.4 million for the six months ended June 30, 2005. This increase reflected an increase in the weighted average interest rates that we paid on deposit accounts, and an increase in the average interest rates that we paid on our Federal Home Loan Bank advances and other borrowings. The increase in interest expense reflected an overall increase of 88 basis points in the cost of average interest-bearing liabilities, to 3.03% for the six months ended June 30, 2006, from 2.15% for the six months ended June 30, 2005, which was partially offset by a reduction of $163.8 million, or 12.2%, in our average interest bearing liabilities to $1.177 billion for the six-months ended June 30, 2006, from $1.341 billion for the six-months ended June 30, 2005. Average interest bearing liabilities for the six months ended June 30, 2005 included the deposit of subscription order receipts in money market and NOW accounts.

Interest expense on deposits increased $4.1 million, or 42.0%, to $13.7 million for the six months ended June 30, 2006, from $9.7 million for the same period in 2005. The increase reflected a 104 basis point increase in the average rate paid on deposits to 2.83% for the six months ended June 30, 2006, from 1.79% for the six months ended June 30, 2005. This increase in the average rate paid on deposits was partially offset by a $111.3 million, or 10.3%, decrease in average interest-bearing deposits to $970.1 million for the six months ended June 30, 2006, from $1.081 billion for the same period in 2005. The decrease included customer withdrawals of $47.6 million from deposit accounts to fulfill subscription orders, the payment of $167.1 million in subscription order refunds, as well as a $63.4 million decrease in the average balance of certificates of deposit. Interest expense on deposits increased for all categories of interest bearing deposits due to increases in short-term market interest rates and the effect of those increases on the interest rates paid on deposits, including competitive market conditions and increased average balances for money market deposits.

Interest expense on money market accounts increased $2.0 million, or 76.0%, reflecting an increase of $37.9 million, or 17.9%, in the average balance of money market account deposits to $249.4 million for the six months ended June 30, 2006, from $211.5 million for the six months ended June 30, 2005, and a 123 basis point increase in the interest rate paid on these accounts to 3.73% from 2.50%. We had $164.9 million in indexed money market accounts at June 30, 2006, and have increased the interest rates paid on money market accounts, certain NOW accounts and savings accounts due to changes in applicable indices, and in response to increasing short-term market interest rates and anticipated increases in rates paid by our competitors. Rates on other selected money market products and certificates of deposit were also increased for competitive reasons.

Interest expense on NOW deposits increased $608,000, or 57.4%, reflecting a 76 basis point increase in the interest rates paid on NOW deposits to 1.44% for the six months ended June 30, 2006, from 0.68% for the same period in 2005. This increase was partially offset by a $78.2 million, or 25.2%, decrease in the average balance of NOW deposits to $231.8 million for the six months ended June 30, 2006, from $310.0 million for the six months ended June 30, 2005. The decrease principally relates to subscription order receipts that were held in NOW deposits during the second quarter of 2005 pending the completion of our mutual-to-stock conversion, and which were subsequently used to purchase the Company’s common stock or for subscription order refunds.

Interest expense on certificates of deposit increased $1.4 million, or 26.3%, reflecting a 124 basis point increase in the interest rates paid on certificates of deposit to 3.80% for the six months ended June 30, 2006, from 2.56% for the same period in 2005. This increase was partially offset by a $63.4 million, or 14.9%, decrease in the average balance of certificates of deposit to $361.9 million for the six months ended June 30, 2006, from $425.3 million for the six months ended June 30, 2005. Decreases in average balances occurred broadly within our categories of certificates of deposit.

Interest expense on borrowings decreased by $630,000, or 13.3%, to $4.1 million for the six months ended June 30, 2006, from $4.7 million for the same period in 2005. The decrease was due in part to a reduction of our total average borrowings from $259.6 million for the six month period ended June 30, 2005, to $207.1 million for the six month period ended June 30, 2006. The reduction in total borrowings reflected our use of $30 million of the net proceeds of our subscription offering to retire term debt that we incurred in acquiring Success Bancshares in 2001, and in redeeming trust preferred securities that we assumed in that acquisition. The reduction also reflected a decrease in our average Federal Home Loan Bank borrowings of $30.1 million to $198.9 million for the six months ended June 30, 2006, from $229.0 million for the six months ended June 30, 2005. In addition, interest expense for the six months ended June 30, 2005 included $349,000 in yield adjustment amortization expense relating to our restructuring of $170.0 million of Federal Home Loan Bank borrowings in July 2003, while there was no yield adjustment amortization expense for the six months ended June 30, 2006.

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

	For the Six Months ended June 30,
	2006			2005
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,274,541	$40,054	6.29%	$1,104,393	$31,420	5.69%
Securities available-for-sale	257,110	5,427	4.22	329,353	5,752	3.49
Stock in FHLB	25,074	386	3.08	24,558	665	5.42
Other	4,509	108	4.79	28,422	399	2.81

Total interest-earning assets	1,561,234	45,975	5.89	1,486,726	38,236	5.14

Noninterest-earning assets	92,366			90,418

Total assets	$1,653,600			$1,577,144

Interest-bearing liabilities:
Savings deposits	$127,029	530	0.83	$134,667	517	0.77
Money market deposits	249,412	4,654	3.73	211,518	2,644	2.50
NOW deposits	231,766	1,668	1.44	309,953	1,060	0.68
Certificates of deposit	361,865	6,874	3.80	425,282	5,443	2.56

Total deposits	970,072	13,726	2.83	1,081,420	9,664	1.79
Borrowings	207,057	4,117	3.98	259,555	4,747	3.66

Total interest-bearing liabilities	1,177,129	17,843	3.03	1,340,975	14,411	2.15

Noninterest-bearing deposits	117,935			107,630
Other liabilities	25,879			19,248

Total liabilities	1,320,943			1,467,853
Equity	332,657			109,291

Total liabilities and equity	$1,653,600			$1,577,144

Net interest income		$28,132			$23,825

Net interest rate spread (2)			2.86%			2.99%
Net interest-earning assets (3)	$384,105			$145,751

Net interest margin (4)			3.60%			3.21%
Ratio of interest-earning assets to interest-bearing liabilities	132.63%			110.87%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $352,000 for the six months ended June 30, 2006, compared to a credit of $340,000 to our allowance for loan losses for the six months ended June 30, 2005. We increased our allowance for loan losses by $455,000, including the carryover allowance from University National Bank, pursuant to SAFS No. 5 as a result of the $48.5 million of growth that we experienced in net loans receivable during the six months ended June 30, 2006, which included $17.8 million in loans that we acquired from University National Bank.

The portion of the allowance for loan losses allocated to impaired loans pursuant to SFAS No. 114 remained at $1.8 million, increasing by a net of $15,000 from December 31, 2005 Recoveries of specific reserves totaled $48,000 primarily as a result of increases in the value of existing collateral securing certain classified loans. This collateral includes marketable securities, home equity and other personal assets. Because the collateral includes marketable securities, fluctuations in the specific reserves attributable to these loans should be expected to occur in the future due to possible changes in the market value of these securities, and declines in market value could result future provisions for additional specific reserves. The recoveries of specific reserves were more than offset by a $91,000 in charge-offs and the establishment of an additional $169,000 in specific reserves, of which $130,000 relates to loans to a single borrower in the health-care industry (as noted below and in the Overview section).

Non-performing loans increased $717,000 to $6.4 million at June 30, 2006, from $5.7 million at December 31, 2005, primarily due to an increase in non-accrual commercial loans. The largest addition to non-performing loans was the addition of approximately $1.1 million relating to a second obligation to a single borrower in the healthcare industry. We determined that the available financial information regarding this borrower and its very recent cash flow trends merited a return to non-accrual status. We are becoming increasingly aggressive in workouts with certain adversely-classified healthcare credit relationships. Collection and resolution efforts continue to be a priority and future decisions may include non-renewal of credits and potential cessation of borrower relationships where the progress of resolution is unsatisfactory. Asset quality trends and conditions in the other segments of the loan portfolio remained stable.

Nonperforming assets are as follows:

	June 30, 2006	December 31, 2005	$ Change	% Change
	(Dollars in thousands)
Nonperforming assets:
Nonperforming loans	$6,440	$5,723	$717	12.5%
Real estate owned	30	153	(123)	(80.4)

Nonperforming assets	$6,470	$5,876	$594	10.1

Our allowance for loan losses totaled $12.0 million, or 0.93% of total loans, at June 30, 2006, compared to $11.5 million, or 0.93%, of total loans, at December 31, 2005. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 185.85% of non-performing loans at June 30, 2006, and 201.19% of non-performing loans at December 31, 2005. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income increased $1.6 million, or 41.9%, to $5.3 million for the six-month period ended June 30, 2006, compared to $3.7 million for the same six-month period in 2005. Noninterest income for the three months ended June 30, 2006 included approximately $141,000 relating to the operations of the two former University National Bank facilities. We experienced a $222,000, or 12.3%, increase in deposit service charges and fees, and a $124,000, or 15.1%, increase in other fee income, of which $83,000 and $30,000, respectively, related to those two facilities. Income from insurance commissions and annuities increased by $239,000, or 70.1%, to $580,000 for the six months ended June 30, 2006, compared to $341,000 for the same period in 2005, due increased activity resulting from the availability of higher market interest rates on fixed annuities and successful sales initiatives. Gain on sales of loans decreased by $39,000, or 30.2%, to $90,000 for the six months ended June 30, 2006, from $129,000 for the same six-month period in 2005, primarily because of lower loan sale volumes. We recorded a $55,000 gain on the redemption of MasterCard Class B common stock in the second quarter of 2006. Loan servicing fees decreased $44,000, or 8.4%, to $481,000 for the six months ended June 30, 2006, compared to $525,000 for the same six-month period in 2005. Amortization of mortgage servicing rights decreased $70,000, or 20.9% to $265,000 for the six months ended June 30, 2006, compared to $335,000 for the same six-month period in 2005. We recorded a mortgage servicing rights valuation reserve recovery of $58,000 for the six months ended June 30, 2006, compared to the $118,000 lower-of-cost-or-market write-down that we recorded for the six months ended June 30, 2005. Other income increased $409,000, or 71.8%, to $1.0 million for the six months ended June 30, 2006, from $570,000 for the six months ended June 30, 2005, due in part to the $106,000 in fees that we recorded in connection with the sale of surplus real estate, a recovery of $42,000 in connection with a prior fraud loss, and a $264,000 net increase in title insurance agency commissions and fees earned by Financial Title Services, a division of our subsidiary, Financial Assurance Services.

	Six Months Ended June 30,		Change
	2006	2005	$	%
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$2,034	$1,812	$222	12.3%
Other fee income	943	819	124	15.1
Insurance commissions and annuities income	580	341	239	70.1
Gain on sale of loans	90	129	(39)	(30.2)
Gain on sale of investments	55	—	55	N.M.
Gain on disposition of premises and equipment	394	—	394	N.M.
Loan servicing fees	481	525	(44)	(8.4)
Amortization and impairment of servicing assets	(207)	(453)	246	54.3
Operations of real estate owned	(31)	5	(36)	(720.0)
Other	979	570	409	71.8

Total noninterest income	$5,318	$3,748	$1,570	41.9

N.M. = not meaningful

Noninterest Expense. Our noninterest expense was $24.1 million for the six months ended June 30, 2006; compared to noninterest expense of $21.3 million for the six months ended June 30, 2005, an increase of $2.8 million, or 13.0%. The operations of the two former University National Bank facilities contributed approximately $456,000 to this increase in noninterest expense. Compensation and benefits expense totaled $15.5 million for the six-month period ended June 30, 2006, compared to $13.5 million in compensation and benefits expense for the same period in 2005, an increase of $2.0 million, or 15.2%. The increase includes $841,000 in expense relating to the ESOP that we established in connection with our mutual-to-stock conversion in June of 2005, compared to $25,000 in ESOP-related expense during the first six months of 2005. The increase also reflects approximately $206,000 in compensation and benefits expense resulting from the addition of 33 former University National Bank employees to our workforce, and approximately $317,000 of increased compensation and commission-related expense at Financial Assurance and its division, Financial Title Services, partially due to higher levels of insurance, annuity and title insurance agency activities. Data processing expense increased $237,000, or 17.2%, to $1.6 million for the six months ended June 30, 2006, compared to $1.4 million for the same period of 2005, primarily due to expenses paid to payments of $20,000 made to an outside consultant for a Sarbanes-Oxley compliant internal controls review, including the design and implementation of enhancements to our corporate performance management and reporting systems, and approximately $63,000 related to our need to maintain a separate core banking data processing system for the two former University National Bank facilities pending the conversion of that system into our core banking data processing system during the third quarter of 2006. Office occupancy and equipment expenses increased by $250,000, or 10.4% to $2.7 million for the six months ended June 30, 2006, compared to $2.4 million for the same period in 2005, primarily due to increased maintenance expenses, real estate taxes and energy costs, a portion of which was attributable to the two former University National Bank facilities. Advertising and public relations expenditures increased by $106,000, or 23.7%, to $554,000 in the first six months of 2006, from $448,000 in the first six months of 2005. Approximately $40,000 of this increase related to our first Annual Meeting of Stockholders in June of 2006, including the preparation and mailing of proxy materials and our annual report to our stockholders, proxy solicitation and other annual meeting expenses. Approximately $21,000 of this increase related to our acquisition of University National Bank, and the remainder of the increase was principally due to a cross-media campaign to increase retail and small business deposit relationships at targeted branches. Our acquisition of University National Bank resulted in the recording of a core deposit intangible of $3.3 million, and this resulted in the recording of an additional core deposit intangible amortization expense of $86,000 during the six months ended June 30, 2006. Other general and administrative expenses increased $55,000 to $1.9 million for the six months ended June 30, 2006, from $1.8 million for the six months ended June 30, 2005. General and administrative expenses for the six months ended June 30, 2006 included a $97,000 adjustment to franchise taxes payable to the State of Illinois due to the extent to which our mutual-to-stock conversion increased our paid-in capital.

	Six Months Ended June 30,		Change
	2006	2005	$	%
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$15,543	$13,494	$2,049	15.2%
Office occupancy and equipment	2,656	2,406	250	10.4
Advertising and public relations	554	448	106	23.7
Data processing	1,613	1,376	237	17.2
Supplies, telephone and postage	957	943	14	1.5
Amortization of intangibles	888	819	69	8.4
Other	1,874	1,819	55	3.0

Total noninterest expense	$24,085	$21,305	$2,780	13.0

Income Tax Expense. We recorded income tax expense of $3.0 million for the six months ended June 30, 2006, compared to $2.2 million in income tax expense for the first half of 2005. Our effective tax rate for the first half of 2006 was 32.9% compared to 32.5% for the same period in 2005

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below sets forth, as of June 30, 2006, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease) in NPV		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
(Dollars in thousands)
+300	$284,014	$(9,060)	(3.09)%	$56,615	$(469)	(0.82)%
+200	289,242	(3,832)	(1.31)	56,889	(195)	(0.34)
+100	294,253	1,179	0.40	57,087	3	0.01
0	293,074	—	—	57,084	—	—
-100	303,866	10,792	3.68	56,706	(378)	(0.66)
-200	308,024	14,950	5.10	56,269	(815)	(1.43)
-300	309,021	15,947	5.44	55,715	(1,369)	(2.40)

The table presented above projects that, at June 30, 2006, we would be expected to experience a 3.68% increase in NPV and a $378,000 decrease in net interest income in the event of an immediate and parallel 100 basis point decrease in interest rates. In the event of an immediate and parallel 200 basis point increase in interest rates, we would be expected to experience a 1.31% decrease in NPV and a $195,000 decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2006. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2006, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary course, routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors disclosed in the Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 27, 2006, at the Annual Meeting of Stockholders of the Company, the stockholders of the Company approved the BankFinancial Corporation 2006 Equity Incentive Plan and elected the following nominees as directors of the Company: Patrick I. Hartnett, Sherwin R. Koopmans and Terry R. Wells, to hold office until the 2009 Annual Meeting of Stockholders and until their successors are duly elected and qualify. Further information is contained in the 8-K filed with the Securities and Exchange Commission on June 28, 2006.

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
Date: August 14, 2006

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