Form 10-Q
period 2006-09-30
BankFinancial CORP
filed 2006-11-13
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 0-51331

BANKFINANCIAL CORPORATION

(Exact Name of Registrant as Specified in Charter)

Maryland	75-3199276
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

15W060 North Frontage Road, Burr Ridge, Illinois	60527
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 894-6900

Not Applicable

(Former name or former address, if changed since last report)

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

24,433,950 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 10, 2006.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

ITEM 1. FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2006 (Unaudited) and December 31, 2005

(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from other financial institutions	$34,515	$34,437
Interest-bearing deposits in other financial institutions	2,964	3,589

Cash and cash equivalents	37,479	38,026
Securities available-for-sale, at fair value	157,396	248,238
Loans held-for-sale	605	375
Loans receivable, net of allowance for loan losses:
September 30, 2006, $11,924; and December 31, 2005, $11,514	1,312,114	1,231,891
Stock in Federal Home Loan Bank, at cost	18,911	25,434
Premises and equipment, net	35,069	32,819
Accrued interest receivable	7,484	6,598
Goodwill	22,591	10,865
Core deposit intangible	10,136	8,248
Other assets	8,192	11,942

Total assets	$1,609,977	$1,614,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	1,106,249	1,067,874
Borrowings	165,082	191,388
Advance payments by borrowers taxes and insurance	3,498	7,969
Accrued interest payable and other liabilities	9,265	18,428

Total liabilities	1,284,094	1,285,659

Commitments and contingent liabilities

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, shares authorized: 100,000,000; shares issued at September 30, 2006, 24,462,550 and at December 31, 2005, 24,466,250	245	245
Additional paid-in capital	228,240	240,235
Retained earnings, substantially restricted	113,387	107,528
Unearned Employee Stock Ownership Plan shares	(18,352)	(19,084)
Accumulated other comprehensive income (loss)	2,363	(147)

Total stockholders’ equity	325,883	328,777

Total liabilities and stockholders’ equity	$1,609,977	$1,614,436

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Three months and nine months ended September 30, 2006 and 2005

(In thousands, except per share data) - (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest and dividend income:
Loans, including fees	$21,625	$17,020	$61,679	$48,440
Securities	2,250	3,229	7,677	8,981
Other	369	536	863	1,600

Total interest income	24,244	20,785	70,219	59,021
Interest expense:
Deposits	7,987	5,082	21,713	14,746
Borrowings	1,805	1,755	5,922	6,502

Total interest expense	9,792	6,837	27,635	21,248

Net interest income	14,452	13,948	42,584	37,773
Provision (credit) for loan losses	49	334	401	(6)

Net interest income after provision (credit) for loan losses	14,403	13,614	42,183	37,779
Noninterest income:
Deposit service charges and fees	1,142	1,090	3,176	2,902
Other fee income	466	463	1,409	1,282
Insurance commissions and annuities income	363	265	943	606
Gain on sale of loans, net	95	50	185	179
Gain on sale of securities available for sale, net	89	—	144	—
Gain on disposition of premises and equipment	—	—	394	—
Loan servicing fees	230	257	711	782
Amortization and impairment of servicing assets	(120)	(73)	(327)	(526)
Operations of real estate owned	(15)	(1)	(46)	4
Other	408	413	1,387	983

Total noninterest income	2,658	2,464	7,976	6,212
Noninterest expense:
Compensation and benefits	8,237	7,335	23,780	20,829
Office occupancy and equipment	1,530	1,275	4,186	3,681
Advertising and public relations	396	177	950	625
Data processing	873	777	2,486	2,153
Supplies, telephone, and postage	583	490	1,540	1,433
Amortization of intangibles	496	410	1,384	1,229
Other	780	927	2,654	2,746

Total noninterest expense	12,895	11,391	36,980	32,696

Income before income taxes	4,166	4,687	13,179	11,295
Income tax expense	1,371	990	4,340	3,141

Net income	$2,795	$3,697	$8,839	$8,154

Basic earnings per common share	$0.12	$0.16	$0.39	$0.16

Diluted earnings per common share	$0.12	$0.16	$0.39	$0.16

Weighted average common shares outstanding	22,494,808	22,530,598	22,550,208	22,530,598

Diluted weighted average common shares outstanding	22,507,102	22,530,598	22,554,351	22,530,598

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Nine months ended September 30, 2006 and 2005

(In thousands, except share and per share data) - (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen- sive Income (Loss)	Total	Compre- hensive Income
Balance at December 31, 2004	$—	$—	$96,455	$—	$(1,567)	$94,888
Comprehensive income:
Net income	—	—	8,154	—	—	8,154	$8,154
Change in other comprehensive loss, net of tax effects	—	—	—	—	1,235	1,235	1,235

Total comprehensive income							$9,389

Net proceeds from common stock issued	245	240,007	—	(19,573)	—	220,679
ESOP shares earned	—	116	—	254	—	370

Balance at September 30, 2005	$245	$240,123	$104,609	$(19,319)	$(332)	$325,326

Balance at December 31, 2005	$245	$240,235	$107,528	$(19,084)	$(147)	$328,777
Comprehensive income:
Net income	—	—	8,839	—	—	8,839	$8,839
Change in other comprehensive Income (loss), net of tax effects	—	—	—	—	2,510	2,510	2,510

Total comprehensive income							$11,349

Purchase and retirement of common stock (750,700 shares)	(7)	(13,323)	—	—	—	(13,330)
Nonvested stock awards:
Issuance of shares of restricted stock	7	(7)	—	—	—	—
Stock-based compensation expense	—	786	—	—	—	786
Cash dividends declared on common stock ($0.12 per share)	—	—	(2,980)	—	—	(2,980)
ESOP shares earned	—	549	—	732	—	1,281

Balance at September 30, 2006	$245	$228,240	$113,387	$(18,352)	$2,363	$325,883

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2006 and 2005

(In thousands) - (Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$8,839	$8,154
Adjustments to reconcile to net income to net cash from operating activities
Provision (credit) for loan losses	401	(6)
ESOP shares earned	1,281	370
Stock-based compensation expense	786	—
Depreciation and amortization	2,757	2,658
Amortization of premiums and discounts	112	277
Amortization of premium on early extinguishment of debt	—	388
Amortization of core deposit and other intangible assets	1,404	1,385
Amortization and impairment of servicing assets	327	526
Net change in net deferred loan origination costs	64	(259)
Net gain on sale of real estate owned	18	—
Net gain on sale of loans	(185)	(179)
Net gain on sale of securities	(144)	—
Gain on disposition of premises and equipment	(394)	—
Loans originated for sale	(19,021)	(13,569)
Proceeds from sale of loans	19,476	18,756
Federal Home Loan Bank of Chicago stock dividends	—	(971)
Net change in:
Deferred income tax	2,356	189
Accrued interest receivable	(336)	(750)
Other assets	(1,365)	426
Accrued interest payable and other liabilities	(9,897)	1,034

Net cash from operating activities	6,479	18,429

Cash flows from investing activities
Securities available-for-sale
Proceeds from sales	145,154	—
Proceeds from maturities	51,604	9,946,874
Proceeds from principal repayments	26,640	34,974
Purchase of securities	(47,301)	(9,946,609)
Loans receivable
Principal payments on loans receivable	460,593	327,997
Purchases	(34,237)	(76,529)
Originated for investment	(489,571)	(319,472)
Proceeds from redemption of stock in Federal Home Loan Bank	6,523	—
Proceeds from sale of real estate owned	114	—
Purchase of premises and equipment, net	(868)	(1,690)
Cash paid, net of cash and cash equivalents, in acquisition	(13,380)	—

Net cash from investing activities	105,271	(34,455)

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Nine months ended September 30, 2006 and 2005

(In thousands) - (Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from financing activities
Net change in deposits	$(65,138)	$(71,454)
Net change in advance payments by borrowers for taxes and insurance	(4,543)	3,770
Net change in borrowings	(26,306)	(83,878)
Net proceeds from sale of common stock	—	220,679
Repurchase and retirement of common stock	(13,330)	—
Cash dividends paid on common stock	(2,980)	—

Net cash from financing activities	(112,297)	69,117

Net change in cash and cash equivalents	(547)	53,091

Beginning cash and cash equivalents	38,026	29,298

Ending cash and cash equivalents	$37,479	$82,389

Supplemental Disclosures of Cashflow Information:
Interest paid	$27,486	$20,783
Income taxes paid	3,670	2,710
Loans transferred to real estate owned	—	—
Loans securitized	—	24,213

Supplemental Disclosures of Noncash Investing Activities - Acquisition

Noncash assets acquired:
Investment securities available for sale	$81,014	$—
Loans, net	17,782	—
Premises and equipment, net	2,878	—
Goodwill, net	11,726	—
Other intangible assets, net	3,272	—
Other assets	999	—

Total noncash assets acquired	117,671	—

Liabilities assumed:
Deposits	$103,485	$—
Accrued expenses and other liabilities	806	—

Total liabilities assumed	104,291	—

Cash paid, net of cash and cash equivalents, in acquisition	$13,380	$—

Cash and cash equivalents acquired	$10,728	$—

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 1 – Basis of Presentation.

BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, (the “Company”) became the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”) on June 23, 2005, when the Company consummated a plan of conversion and reorganization that the Bank and its predecessor holding companies, BankFinancial MHC, Inc. (“BankFinancial MHC”) and BankFinancial Corporation, a federal corporation, adopted on August 25, 2004. BankFinancial Corporation, the Maryland corporation, was organized in 2004 to facilitate the mutual-to-stock conversion and to become the holding company for the Bank upon its completion.

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

As used in this Quarterly Report on Form 10-Q, the words “Company,” “we” and “our” are intended to refer to BankFinancial MHC, BankFinancial Corporation, the federal corporation, and the above subsidiaries, with respect to matters and time periods occurring on or before June 23, 2005, including the information presented for the three-month and nine-month periods ended September 30, 2005, and to BankFinancial Corporation, the Maryland corporation, and the above subsidiaries, with respect to matters and time periods occurring thereafter, including the information presented for the three-month and nine-month periods ended September 30, 2006.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month and nine-month periods ended September 30, 2006, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 2 – Acquisitions

On April 5, 2006, the Company completed its previously announced acquisition of University National Bank, a privately held community bank with approximately $112 million in assets and $103 million in deposits, and two banking offices in the Hyde Park community in Chicago, Illinois, for approximately $24 million in cash pursuant to the terms of a Stock Purchase Agreement with University Bancorporation dated November 29, 2005. Immediately upon the completion of the stock purchase, University National Bank was merged into the Bank. The acquisition, which was accounted for under the purchase method of accounting, resulted in goodwill of $11.7 million and a core deposit intangible of $3.3 million. The transaction was treated, for federal and state income tax purposes, as a purchase of University National Bank’s assets pursuant to applicable provisions of the Internal Revenue Code, making the goodwill and core deposit intangible arising from the transaction tax-deductible over a period of 15 years. University National Bank’s results of operations have been included in the Company’s results of operations only since the effective date of the acquisition. The acquisition was deemed to be an immaterial acquisition under U.S. generally accepted accounting principles.

Note 3 – Earnings per share

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares and unvested restricted stock shares. Stock options and restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock computed using the “treasury stock” method. Earnings per share for the nine-month period ended September 30, 2005 is calculated based on the period of time from the completion date of our mutual-to-stock conversion, June 23, 2005, through the period ended September 30, 2005.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$2,795	$3,697	$8,839	$8,154
Less – net income before conversion	—	—	—	4,457

Net income available to common stockholders	$2,795	$3,697	$8,839	$3,697

Average common shares outstanding	24,556,236	24,466,250	24,496,575	24,466,250
Less: Unearned ESOP shares	(1,851,346)	(1,935,652)	(1,875,570)	(1,935,652)
Unvested restricted stock shares	(210,082)	—	(70,797)	—

Weighted average common shares outstanding	22,494,808	22,530,598	22,550,208	22,530,598

Basic earnings per common share	$0.12	$0.16	$0.39	$0.16

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 3 – Earnings per share (continued)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$2,795	$3,697	$8,839	$8,154
Less: net income before conversion	—	—	—	4,457

Net income available to common stockholders	$2,795	$3,697	$8,839	$3,697

Weighted average common shares outstanding	22,494,808	22,530,598	22,550,208	22,530,598
Net effect of dilutive stock options and unvested restricted stock	12,294	—	4,143	—

Weighted average dilutive common shares outstanding	22,507,102	22,530,598	22,554,351	22,530,598

Dilutive earnings per common share	$0.12	$0.16	$0.39	$0.16

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	1,140,000	N.A.	1,140,000	N.A.
Weighted average exercise price of anti-dilutive option shares	$17.62	N.A.	$17.62	N.A.

N.A. – not applicable

Note 4 – Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 30, 2006
Municipal securities	$2,856	$62	$(1)
Mortgage-backed securities	68,175	205	(1,236)
Collateralized mortgage obligations	14,253	74	(2)
SBA-guaranteed loan participation certificates	920	1	(6)
Corporate bonds and other securities	782	16	—
Equity securities	70,410	4,810	—

	$157,396	$5,168	$(1,245)

December 31, 2005
Municipal securities	$3,145	$62	$(2)
Mortgage-backed securities	154,428	228	(3,764)
Collateralized mortgage obligations	1,642	27	—
SBA-guaranteed loan participation certificates	1,853	1	(7)
Equity securities	87,170	4,010	(800)

	$248,238	$4,328	$(4,573)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Securities (Continued)

At September 30, 2006, our debt securities consisted of mortgage-backed pass-through securities issued or sponsored by Fannie Mae, Freddie Mac or Ginnie Mae, collateralized mortgage obligations and real estate mortgage investment conduits guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, SBA guaranteed loan participation certificates, corporate and municipal securities. Our equity securities consisted almost entirely of shares of four floating rate and one fixed rate preferred stocks issued by a government-sponsored entity, Freddie Mac. All of our investment securities reflected in the preceding table were classified as available-for-sale at September 30, 2006.

Interest income on securities is recognized under the interest method, and includes amortization of purchase premium and discount. Gains and losses on sales of securities are based on the amortized cost of the securities sold.

Securities with significant declines in fair value are evaluated on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under Securities and Exchange Commission Staff Accounting Bulletin No. 59, which provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer specific factors, the holder must assess whether the impairment is other-than-temporary. The Company evaluated the securities in our investment portfolio that had significant declines in fair value at September 30, 2006 and September 30, 2005, and concluded that the declines were primarily attributable to increases in interest rates rather than credit quality or other issuer-specific factors. Since the Company had the ability and intent at September 30, 2006, to hold these investments until a recovery occurred or the securities matured, and the carrying cost of these securities was projected to recover as market interest rates change, the Company did not consider the declines in fair value to be other-than-temporary impairments. No unrealized losses existed at September 30, 2006 with respect to our marketable equity securities, including our Freddie Mac floating rate preferred stocks.

Sale of securities available-for-sale were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Proceeds	$90,913	$—	$145,154	$—
Gross gains	2,725	—	2,780	—
Gross losses	(2,636)	—	(2,636)	—

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 5 – Loans Receivable (Continued)

Premiums and discounts associated with loans purchased are amortized over the expected life of the loan using the level-yield method.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the contractual loan term, adjusted for prepayments. Interest income is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans receivable are as follows:

	September 30, 2006	December 31, 2005
One- to four-family residential real estate loans	$409,288	$404,196
Multi-family mortgage loans	292,100	280,238
Nonresidential real estate loans	307,619	275,418
Construction and land loans	83,526	80,705
Commercial loans	84,947	68,988
Commercial leases	135,019	121,898
Consumer loans	3,989	2,022
Other loans (including municipal)	4,959	5,219

Total loans	1,321,447	1,238,684
Loans in process	113	2,180
Net deferred loan origination costs	2,478	2,541
Allowance for loan losses	(11,924)	(11,514)

Loans, net	$1,312,114	$1,231,891

Activity in the allowance for loan losses is as follows:

	Nine months ended September 30,
	2006	2005
Beginning balance	$11,514	$11,019
Allowance of acquired bank	212	—
Provision (credit) for loan losses	401	(6)
Loans charged off	(205)	(86)
Recoveries	2	4

Ending balance	$11,924	$10,931

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 5 – Loans Receivable (Continued)

Impaired loans are as follows:

	September 30, 2006	December 31, 2005
Loans with allocated allowance for loan losses	$5,448	$7,793
Loans with no allocated allowance for loan losses	10,292	6,881

Total impaired loans	$15,740	$14,674

Amount of the allowance for loan losses allocated	$1,385	$1,813

Average of impaired loans during the period	$14,981	$15,215

Interest income received on impaired loans was approximately $768,000 for each of the nine-month periods ended September 30, 2006 and 2005, respectively. Interest income received on impaired loans was approximately $273,000 and $220,000 for the three-month periods ended September 30, 2006 and 2005, respectively.

Nonperforming loans are as follows:

	September 30, 2006	December 31, 2005
Nonaccrual loans	$8,469	$5,723
90 days delinquent, still accruing	—	—

Nonperforming loans	$8,469	$5,723

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Deposits

Deposits are as follows:

	September 30, 2006	December 31, 2005
Non-interest-bearing demand	$130,491	$117,443
Interest-bearing NOW	251,938	227,893
Money market accounts	250,767	248,871
Savings	118,898	123,260
Certificates of deposit	354,155	350,407

	$1,106,249	$1,067,874

Included in certificates of deposit are $7.3 million and $9.8 million of brokered deposits at September 30, 2006 and December 31, 2005, respectively. All brokered deposits have balances over $100,000.

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest-bearing NOW	$1,127	$583	$2,795	$1,645
Money market accounts	2,661	1,578	7,315	4,218
Savings	251	249	781	767
Certificates of deposit	3,948	2,672	10,822	8,116

	$7,987	$5,082	$21,713	$14,746

Note 7 – Employee Stock Ownership Plan

The Bank established an Employee Stock Ownership Plan (ESOP) for its employees effective January 1, 2004. The ESOP covers all eligible employees of the Bank and its subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service. In connection with our mutual-to-stock conversion, the ESOP borrowed $19.6 million from the Company, and used the proceeds of the loan to purchase 1,957,300 shares of common stock issued in the subscription offering at $10.00 per share. The loan is secured by the shares that were purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on ESOP assets. The Bank has committed to make discretionary contributions to the ESOP in amounts sufficient to service the loan over a period not to exceed 20 years. Expense related to the ESOP was $210,000 and $345,000 for the three months ended September 30, 2006 and 2005, respectively, and $1.0 million and $370,000 for the nine months ended September 30, 2006 and 2005, respectively.

Note 8 – Equity Incentive Plans

On June 27, 2006, the Company’s stockholders approved the BankFinancial Corporation 2006 Equity Incentive Plan, which authorized the Human Resources Committee of the Board of Directors of the Company to grant a variety of cash- and equity-based incentive awards, including stock options, stock appreciation rights, restricted stock, performance shares and other incentive awards, to employees and directors aggregating up to 3,425,275 shares of the Company’s common stock.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 8 – Equity Incentive Plans (Continued)

In September 2006, the Human Resources Committee granted stock options to purchase 1,140,000 shares of the Company’s common stock to certain employees and directors of the Company. The exercise price for the stock options is the fair market value of the common stock on the dates of the grants. The stock options generally vest annually over three-, four- or five-year periods commencing in the fourth quarter of 2006, and vesting is subject to acceleration in certain circumstances. The stock options will expire if not exercised within five years from the date of grant.

The Company has adopted the requirements of SFAS No. 123R, Share-Based Payment. The Company estimated the grant date fair value of each stock option awarded in 2006 using the Black-Scholes Option-Pricing model with the following assumptions:

Assumptions
Risk-free interest rate	4.78%
Expected option life (years)	3.58
Expected stock price volatility	11.36%
Expected forfeiture	0.00%
Dividend yield	1.36%
Weighted average fair value of options granted during year	$1.497

The Company recognized $81,000 of expenses relating to the granting of stock options during the three and nine months ended September 30, 2006. As of September 30, 2006, the Company had $1.6 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.0 years as follows:

2006	$300
2007	395
2008	395
2009	277
2010	246

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Stock options outstanding at December 31, 2005	—	$—
Stock options granted	1,140,000	17.62
Stock options exercised	—	—
Stock options forfeited	—	—

Stock options outstanding at September 30, 2006	1,140,000	$17.62	2.2	$—

Stock options exercisable at September 30, 2006	—	—	—	$—

(1)	Stock option aggregate intrinsic value represents the number of shares subject to options multiplied by the difference (if positive) in the closing market price of the common stock underlying the options on the date shown and the weighted average exercise price.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 8 – Equity Incentive Plans (Continued)

In September 2006, the Company granted 747,000 shares of restricted stock to certain employees and directors of the Company. The awards generally vest annually over varying periods from three to five years commencing in the fourth quarter of 2006, and vesting is subject to acceleration in certain circumstances. The cost of such awards will be accrued ratably as compensation expense over such respective periods based on expected vesting dates. The Company recognized $705,000 of expenses relating to the grant of shares of restricted stock during the three and nine months ended September 30, 2006. As of September 30, 2006, the total unrecognized compensation cost related to unvested shares of restricted stock was $12.5 million. The cost expected to be recognized over a weighted average period of 1.8 years is as follows:

2006	$2,654
2007	3,235
2008	3,235
2009	1,855
2010	1,480

	Number of Shares (2)	Weighted Average Fair Value at Grant Date	Weighted Average Term to Vest (in years)	Aggregate Intrinsic Value (3)
Shares outstanding at December 31, 2005	—	$—
Shares granted	747,000	17.62
Shares vested	—	—
Shares forfeited	—	—

Shares outstanding at September 30, 2006	747,000	$17.62	1.9	$13,065

(2)	The end of period balances consist only of unvested shares.
(3)	Restricted stock aggregate intrinsic value represents the number of shares of restricted stock multiplied by the market price of the common stock underlying the outstanding shares on the date shown.

Note 9– Other Comprehensive Income

Other comprehensive income components were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$2,795	$3,697	$8,839	$8,154
Other comprehensive income:
Unrealized holding gains on securities available for-sale	952	(1,529)	4,312	2,049
Tax effect	(378)	608	(1,715)	(814)

Unrealized holding gains on securities available for-sale, net of tax effect	574	(921)	2,597	1,235
Less reclassification adjustment for gains recognized in income	(89)	—	(144)	—
Tax effect	35	—	57	—

Less reclassification adjustment for gains recognized in income, net of tax	(54)	—	(87)	—

Total other comprehensive income	520	(921)	2,510	1,235

Total comprehensive income	$3,315	$2,776	$11,349	$9,389

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 10 – New Accounting Standards

In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140.” The new standard requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (1) a transfer of financial assets that meets the requirements for sale accounting; (2) a transfer of financial assets to a special purpose entity in a guaranteed mortgage securitization and the transferor retains the securitized assets and classifies them as available for sale or trading securities pursuant to SFAS No. 115; or (3) an acquisition or assumption of an obligation to service a financial asset not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must initially be measured at fair value, if practicable, and the assets or liabilities either be amortized or recorded at fair value at each reporting date. SFAS No. 156 allows a one-time reclassification for entities with servicing rights. It also requires a separate presentation of servicing assets and servicing liabilities at fair value in the statement of financial position. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted. The Company intends to adopt this pronouncement effective January 1, 2007. The Company does not expect its adoption of SFAS No. 156 to have a material effect on its financial results.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was issued to require that all tax positions be evaluated using consistent criteria and measurement and further supplemented by enhanced disclosure. FIN 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation provides clear criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes, as well as provides guidance on accrual of interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective January 1, 2007 for calendar year-end companies. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative-effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company has evaluated the impact of the pronouncement and believes there would be no impact to the Company’s financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements. The statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities. The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets. A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which statement is initially adopted. This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption. The statement is effective January 1, 2008 for calendar-year companies and interim periods within those fiscal years. The Company will adopt the statement on January 1, 2008. The fair value disclosures required by this statement will be effective for the first interim period in which the statement is adopted. The Company is currently evaluating the impact of the statement on its financial position, results of operations, and liquidity.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 108, which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company is in process evaluating the potential impact of the standard for future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Forward Looking Statements

This Quarterly Report on Form 10-Q, including this Item 2, contains, and other periodic reports and press releases of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. We undertake no obligation to update these forward-looking statements in the future. Factors that could have a material adverse effect on operations and could affect management’s outlook or our future prospects include, but are not limited to: higher than expected overhead, infrastructure and compliance costs, changes in market interest rates, a flattening or inversion of the yield curve, less than anticipated balance sheet growth, lack of demand for loan products, unanticipated changes in secondary mortgage market conditions, deposit flows, pricing, underwriting and other forms of competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, deteriorating economic conditions that could result in increased delinquencies in our loan portfolio, the quality or composition of our loan or investment portfolios, demand for financial services and multi-family, commercial and residential real estate loans in our market area, the possible short-term dilutive effect of potential acquisitions or de novo branches, if any, changes in accounting principles, policies and guidelines, and future adverse developments concerning Freddie Mac or the Federal Home Loan Bank of Chicago. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

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

Overview

Business conditions remained relatively stable in the third quarter, 2006. Originations of multi-family and commercial real estate loans remain subdued, though some customers and prospects are exhibiting increased interest in evaluating new transactions due to an emerging perception of future increases in effective rents and lower utilities and financing costs. Nonetheless, the current combination of very high real estate valuations and our historical loan qualification standards continue to require increased equity investments for new property acquisitions. Demand for construction loans increased modestly but we remain in a highly selective posture in this sector, preferring to focus on existing customers presenting acceptable risk profiles. Residential loan volumes continued at lower levels consistent with overall industry trends, with competition on home equity loans accelerating both as to price and underwriting conditions.

Following weakness during the second quarter of 2006, demand for commercial leases rose and volumes were at or slightly better than historical seasonal averages. Commercial lending exhibited increased activity due to continued improvements in new loan origination volumes. Both of these sectors will continue to be a priority with respect to business development activities.

Our nonaccrual loans increased this quarter by approximately $2.1 million, primarily related to recently acquired residential loans (for which we retain recourse to the seller) and one commercial real estate loan, which is well secured and in the process of collection. We are becoming increasingly aggressive in workouts with certain adversely-classified healthcare credit relationships. We concluded a favorable resolution with one large healthcare relationship during this quarter and resolution efforts continue to be a critical priority with two other healthcare relationships. Even with these additions, our nonperforming loan ratio remained low at 0.64% and our loan loss reserves covered nonperforming loans by 141% as asset quality trends and conditions in the other segments of the loan portfolio generally remained stable.

We continue to optimize our investment and funding operations consistent with the state of monetary policy and the persistence of an unfavorable yield curve environment. Redeployment of low-yielding securities into higher-yielding loans or, alternatively, repaying currently-repricing wholesale liabilities results in a stronger overall net interest income even if total assets decline. To further enhance stockholder value, we also expanded our capital management program by initiating a share repurchase program through which the Company repurchased 750,700 shares at a total cost of $13.3 million as of September 30, 2006. Though these opportunities are not limitless, we expect to maintain our focus on all aspects of our franchise optimization for the foreseeable future.

Our marketing campaigns emphasize growth of core deposit relationships and retention of existing deposit relationships, and are focused selectively on each branch office to maximize its market penetration and relative cost efficiency. Deposit competition in the Chicago market continues to be intense, with special promotions by some of our competitors that define the overall market for new deposits and thus tend to increase the marginal cost of new deposits and the cost of retaining existing deposit relationships. The University National Bank data integration went well and we noted a slight increase in deposits following the systems integration as our new customers took advantage of various new capabilities. We continue to experience volatility in deposit account activity, in part due to seasonal activity such as real estate tax and tuition payments and in part due to commercial customer activity. Even allowing for increased volatility, it appears that the modest trend towards higher-cost deposits may be accelerating based on average balances observed during the quarter.

We experienced improvement in several categories of non-interest income as certain recurring fees and service charges reached or slightly exceeded historical norms. We also experienced modest continued growth in property and casualty insurance sales, and in title insurance agency orders. Wealth Management revenues declined during the quarter and we believe that these cyclical revenues may have peaked given the yields available on alternative investments and the prospects for lower market yields in the future. We continue to emphasize growth in non-interest income revenues through cross-selling and development of new products and services.

Non-interest expenses remained relatively stable compared to our original Business Plan. The combined effects of the University National Bank closing, greater investments in marketing efforts and the costs related to our equity-based compensation contributed to a higher operating expense level in the third quarter. The sudden impact of some of these expenses will diminish as we completed the University National Bank data processing conversion this quarter and discontinued planning for a branch office reconstruction project. Improvements to productivity and the results of ongoing functional operating reviews resulted in essentially constant employment (measured on a year-over-year basis), despite the addition of 33 new full-time equivalent employees from University National Bank earlier in 2006.

On October 30, 2006, our Board of Directors declared a quarterly cash dividend of $0.06 per share. The dividend will be payable on December 1, 2006 to stockholders of record at the close of business on November 15, 2006.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at September 30, 2006 and December 31, 2005, and in our income statement for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005.

	September 30, 2006	December 31, 2005	Percent Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,609,977	$1,614,436	(0.3)%
Loans receivable, net	1,312,114	1,231,891	6.5
Deposits	1,106,249	1,067,874	3.6
Borrowings	165,082	191,388	(13.7)
Stockholders’ equity	325,883	328,777	(0.9)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2006	2005		2006	2005
	(Dollars in thousands)			(Dollars in thousands)
Selected Operating Data:

Interest income	$24,244	$20,785	16.6%	$70,219	$59,021	19.0%
Interest expense	9,792	6,837	43.2	27,635	21,248	30.1

Net interest income	14,452	13,948	3.6	42,584	37,773	12.7
Provision (credit) for loan losses	49	334	(85.3)	401	(6)	N.M.

Net interest income after provision (credit) for loan losses	14,403	13,614	5.8	42,183	37,779	11.7
Noninterest income	2,658	2,464	7.9	7,976	6,212	28.4
Noninterest expense	12,895	11,391	13.2	36,980	32,696	13.1

Income before income taxes	4,166	4,687	(11.1)	13,179	11,295	16.7
Provision for income taxes	1,371	990	38.5	4,340	3,141	38.2

Net income	$2,795	$3,697	(24.4)%	$8,839	$8,154	8.4%

N.M. – not meaningful

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.68%	0.92%	0.71%	0.69%
Return on equity (ratio of net income to average equity) (1)	3.34	4.56	3.53	5.94
Net interest rate spread (1) (2)	2.86	3.06	2.88	3.04
Net interest margin (1) (3)	3.71	3.64	3.66	3.37
Average equity to average assets	20.37	20.16	20.24	11.53
Efficiency ratio (4)	75.37	69.41	73.14	74.33
Noninterest expense to average total assets (1)	3.14	2.83	2.99	2.75
Average interest-earning assets to average interest-bearing liabilities	133.87	132.39	133.04	117.40

Footnotes for tables on following page

Selected Financial Data (Continued)

(Footnotes for tables on previous page)

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

	At September 30, 2006	At December 31, 2005
Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	0.53%	0.36%
Nonperforming loans to total loans	0.64	0.46
Allowance for loan losses to nonperforming loans	140.80	201.19
Allowance for loan losses to total loans	0.90	0.93

Capital Ratios:
Equity to total assets at end of period	20.24	20.36
Tier 1 leverage ratio (Bank only)	14.95	13.82

Other Data:
Number of full service offices	18	16
Employees (full time equivalent basis)	452	451

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets decreased $4.5 million, or 0.3%, to $1.610 billion at September 30, 2006, from $1.614 billion at December 31, 2005, due primarily to the combined effect of sales of investment securities, reductions in wholesale deposits and Federal Home Loan Bank borrowings, seasonal deposit declines and cash expenditures to fund stock repurchases, dividends and our acquisition of University National Bank, the effect of which was partially offset by an increase in net loans receivable.

Net loans receivable increased by $80.2 million, or 6.5%, to $1.312 billion at September 30, 2006, from $1.232 billion at December 31, 2005. The increase reflected $17.8 million in loans that we acquired from University National Bank, as well as our decision to replace a significant portion of University National Bank’s securities portfolio with higher yielding loans. To implement this decision, we increased loan originations in targeted loan categories prior to the closing of the acquisition, and temporarily funded the loan originations with short-term borrowings. Immediately after the closing, we liquidated approximately $54.2 million in securities, and used the proceeds of sale primarily to repay the short-term borrowings. As a result of these actions and our continued efforts to originate new loans in targeted loan categories, non-residential real estate loans increased $32.2 million, or 11.7%, multi-family mortgage loans increased $11.9 million, or 4.2%, commercial loans increased $16.0 million, or 23.1%, and commercial leases increased $13.1 million, or 10.8%. Construction loans increased $2.8 million, or 3.5%, affected in part by a decreased emphasis on originating new loans in this loan category. One- to four-family residential mortgage loans increased by $5.1 million, or 1.3%, with the impact of rising interest rates lessening the demand for one- to four-family residential mortgage loans.

Net securities available for sale decreased by $90.8 million, or 36.6%, to $157.4 million at September 30, 2006, from $248.2 million at December 31, 2005. The decrease reflected $81.0 million of securities that we acquired from University National Bank, offset by our sale in April of approximately $54.2 million of those securities, the sale of approximately $90.9 million in investment securities during the third quarter of 2006, and approximately $26.6 million in principal repayments received on securities. The proceeds of the sale of these securities were used principally to fund loan growth, retire maturing wholesale certificates of deposits and maturing Federal Home Loan Bank advances, and fund stock repurchases. We continue to evaluate the securities available for sale portfolio for opportunities to improve yields and reduce liquidity volatility.

Cash and cash equivalents decreased $547,000 to $37.5 million at September 30, 2006, from $38.0 million at December 31, 2005.

Our Federal Home Loan Bank of Chicago common stock decreased $6.5 million, or 25.7%, to $18.9 million at September 30, 2006, from $25.4 million at December 31, 2005, due to the redemption of $6.5 million of our excess Federal Home Loan Bank of Chicago common stock at par.

Goodwill and core deposit intangibles increased as a result of our acquisition of University National Bank. Goodwill increased by $11.7 million, or 107.9%, to $22.6 million at September 30, 2006, from $10.9 million at December 31, 2005. Core deposit intangibles increased a net $1.9 million, or 22.9%, to $10.1 million at September 30, 2006, from $8.2 million at December 31, 2005. We recorded a $3.3 million core deposit intangible in connection with the University National Bank acquisition, which was partially offset by $1.4 million in core deposit intangible amortization recorded during the nine months ended September 30, 2006. The University National Bank acquisition was treated, for federal and state income tax purposes, as a purchase of assets pursuant to applicable provisions of the Internal Revenue Code, making both the goodwill and core deposit intangible arising from the transaction tax-deductible over a period of 15 years.

Other assets decreased by $3.7 million, or 31.4%, to $8.2 million at September 30, 2006, from $11.9 million at December 31, 2005. The decrease in other assets was primarily due to a $3.8 million decrease in deferred tax assets that, in part, related to an increase in the fair value of our investment portfolio and to the impact of the sale of investment securities during the nine months ended September 30, 2006.

Deposits increased $38.4 million, or 3.6%, to $1.106 billion at September 30, 2006, from $1.068 billion at December 31, 2005. The increase reflects approximately $98.9 million in deposits relating to the University National Bank acquisition, including $27.8 million in non-interest bearing demand deposits. The increase was partially offset by our retirement of $16.7 million in maturing wholesale certificates of deposit and seasonal and customer transaction related deposit outflows. Total core deposits (savings, money market, noninterest bearing demand and NOW accounts) increased slightly as a percentage of total deposits, representing 68.0% of total deposits at September 30, 2006, compared to 67.2% of total deposits at December 31, 2005.

Borrowings decreased $26.3 million, or 13.7%, to $165.1 million at September 30, 2006, from $191.4 million at December 31, 2005. Consistent with our planning, we repaid borrowings with the proceeds of the securities sales in the third quarter of 2006.

Total stockholders’ equity decreased $2.9 million to $325.9 million at September 30, 2006, compared to $328.8 million at December 31, 2005. Retained earnings increased $5.9 million due to net income of $8.8 million for the nine months ended September 30, 2006, offset by our declaration of $3.0 million in common stock dividends in March and June of 2006. Total stockholders’ equity at September 30, 2006, reflected an unrealized gain on securities available for sale of $2.4 million, net of tax, compared to an unrealized loss on securities available for sale of $147,000, net of tax, at December 31, 2005. We repurchased and retired 750,700 shares of common stock at an aggregate cost of $13.3 million during the third quarter of 2006. The unallocated shares of common stock that are owned by our Employee Stock Ownership Plan (ESOP) were reflected as an $18.4 million reduction to stockholders’ equity at September 30, 2006, compared to an $19.1 million reduction to equity at December 31, 2005.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

Our operating results for the three months ended September 30, 2006 do not lend themselves to ready comparison to our operating results for the three months ended September 30, 2005 due to, among other things, the transitory impact that refundable subscription order receipts arising out of our mutual to stock conversion had on earnings and deposit balances in the third quarter of 2005, our acquisition of University National Bank in the second quarter of 2006, expenses that were recorded in the third quarter of 2006 for equity-based compensation and benefits, and the other items discussed below.

Net Income. We had net income of $2.8 million for the three months ended September 30, 2006, compared to net income of $3.7 million for the three months ended September 30, 2005. Our operating results for the third quarter of 2006 included a $996,000 expense for equity-based compensation and benefits, compared to $345,000 for the third quarter of 2005, relating to the ESOP and Equity Incentive Plan that were established in connection with our mutual-to-stock conversion in June of 2005 and the awards granted under the Equity Incentive Plan in June of 2006. Our earnings per share of common stock for the three months ended September 30, 2006 were $0.12 per share, compared to $0.16 per share for the three-month period ending September 30, 2005.

Net Interest Income. Net interest income increased by $504,000, or 3.6%, to $14.5 million for the three months ended September 30, 2006, from $13.9 million for the three months ended September 30, 2005. Our net interest income for the three months ended September 30, 2005 included approximately $150,000 in net interest spread that we earned on the investment of approximately $167.1 million in subscription order receipts that we subsequently refunded to depositors whose subscription orders could not be filled.

Our net interest rate spread decreased by 20 basis points to 2.86% for the three months ended September 30, 2006, from 3.06% for the same period in 2005. The decrease resulted primarily from the flattening and inverting of the yield curve that occurred since September 30, 2005, and increasing competition in the Chicago banking market for loans and deposits. Notwithstanding these market conditions and the resulting decrease in our net interest rate spread, our net interest margin increased by seven basis points to 3.71% for the three months ended September 30, 2006, from 3.64% for the same period in 2005. As expected, our acquisition of University National Bank on April 5, 2006, helped to mitigate the adverse impact that these market conditions had on our net interest margin.

Interest income increased $3.4 million, or 16.6%, to $24.2 million for the three months ended September

30, 2006, from $20.8 million for the three months ended September 30, 2005. The increase in interest income reflected an 81 basis point improvement in the average yield on interest-earning assets to 6.23% at September 30, 2006, from 5.42% at September 30, 2005, and a $24.1 million, or 1.6%, increase in total average interest-earning assets, to $1.544 billion for the three months ended September 30, 2006, from $1.520 billion for the same period in 2005.

Interest income from loans, the most significant portion of interest income, increased $4.6 million, or 27.1%, to $21.6 million for the three months ended September 30, 2006, from $17.0 million for the three months ended September 30, 2005. The increase reflected earnings on a $189.9 million, or 16.8%, increase in average net loans receivable to $1.320 billion for the three months ended September 30, 2006, from $1.130 billion for the same period in 2005, and a 53 basis point increase in the average yield on loans to 6.50% for the three months ended September 30, 2006, from 5.97% for the same period in 2005. The increase in the average yield on loans was primarily due to rising short-term interest rates and the resulting increase in interest income from loans that are predominantly indexed to the prime rate, such as construction, commercial and home equity loans. The yields on construction, commercial and home equity loans increased by more than 100 basis points from September 30, 2005 to September 30, 2006, while the yields on non-residential real estate and other loan categories that are not typically indexed to the prime rate increased only slightly during the same period.

Interest income from securities available for sale decreased by $979,000, or 30.3%, to $2.3 million for the three months ended September 30, 2006, from $3.2 million for the three months ended September 30, 2005, due in part to a decrease of $144.0 million, or 42.7%, in the average outstanding balance of securities available for sale to $193.1 million for the three months ended September 30, 2006, from $337.1 million for the same period in 2005. The average outstanding balance of securities available for sale during the three months ended September 30, 2005 included the investment of subscription order receipts in short-term U.S. government agency notes, a significant portion of which was subsequently liquidated to make loans or purchase other securities, and to pay subscription order refunds to depositors whose subscription orders could not be filled. The decrease in average balances was partially offset by an 82 basis point increase in the average yield on securities available for sale to 4.62% for the three months ended September 30, 2006, from 3.80% for the same period in 2005, primarily due to rising short-term interest rates.

Income from cash dividends on our Federal Home Loan Bank of Chicago common stock totaled $190,000 for the three months ended September 30, 2006, compared to stock dividends of $308,000 for the three months ended September 30, 2005. The decrease was attributable to a reduction in the dividends paid by the Federal Home Loan Bank of Chicago on its common stock, from an average rate of 4.88% for the three months ended September 30, 2005, to an average rate of 3.99% for the three months ended September 30, 2006, and the redemption of $6.5 million of our excess Federal Home Loan Bank of Chicago common stock in June of 2006.

Interest income from cash that we maintained in interest bearing deposits totaled $179,000 for the three months ended September 30, 2006, compared to $228,000 for the three months ended September 30, 2005. The decrease was primarily due to a $15.6 million, or 55.8%, decrease in the average balances of cash maintained in interest bearing deposits, which reflected the fact that we temporarily held subsequently refunded subscription order receipts from our mutual to stock conversion in an interest bearing deposit account during the third quarter of 2005. The decrease in the average balances of cash maintained in interest bearing deposit accounts was partially offset by a 252 basis point increase in the yield on interest bearing deposits to 5.75% for the three months ended September 30, 2006, from 3.23% for the same period in 2005.

Interest expense increased $3.0 million, or 43.2%, to $9.8 million for the three months ended September 30, 2006, from $6.8 million for the three months ended September 30, 2005. This increase reflected an increase in the weighted average interest rates that we paid on deposit accounts, and an increase in the average interest rates that we paid on our Federal Home Loan Bank advances and other borrowings, which together resulted in an overall increase of 101 basis points in the cost of average interest-bearing liabilities to 3.37% for the three months ended September 30, 2006, from 2.36% for the same period in 2005. The increase in interest expense also reflected a $5.3 million, or 0.5%, increase in our average interest bearing liabilities to $1.154 billion for the three months ended September 30, 2006, from $1.148 billion for the same period in 2005.

Interest expense on deposits increased $2.9 million, or 57.2%, to $8.0 million for the three months ended September 30, 2006, from $5.1 million for the three months ended September 30, 2005. The increase reflected a 111 basis point increase in the average rate paid on deposits to 3.22% for the three months ended September 30, 2006, from 2.11% for same period in 2005. This increase in interest expense also reflected a $25.7 million, or 2.7%, increase in average interest-bearing deposits to $982.9 million for the three months ended September 30, 2006, from $957.2 million for the same period in 2005. Interest expense on deposits increased for all categories of interest bearing deposits due to increases in short-term market interest rates and the effect of those increases on the interest rates paid on deposits, including competitive market conditions and increased average balances for money market deposits.

Interest expense on money market accounts increased $1.1 million, or 68.6%, reflecting an increase of $27.9 million, or 12.5%, in the average balance of money market account deposits to $250.5 million for the three months ended September 30, 2006, from $222.6 million for the same period in 2005, and a 140 basis point increase in the interest rate paid on these accounts to 4.21%, from 2.81% for same period in 2005. Indexed money market accounts had average balances totaling $173.3 million during the three months ended September 30, 2006, compared to $110.4 million for the same period in 2005. The interest rates paid on money market accounts, certain NOW accounts and savings accounts have increased due to increasing short-term market interest rates, changes in applicable indices and increases in rates paid by our competitors. Rates on other selected money market products and certificates of deposit also increased due to market conditions and competitive factors.

Interest expense on NOW deposits increased $544,000, or 93.3%, reflecting an 86 basis point increase in the interest rates paid on NOW deposits to 1.83% for the three months ended September 30, 2006, from 0.97% for the same period in 2005, and an increase of $5.2 million, or 2.2%, in the average balance of NOW deposits to $244.5 million for the three months ended September 30, 2006, from $239.3 million for the same period in 2005.

Interest expense on certificates of deposit increased $1.3 million, or 47.8%, reflecting a 143 basis point increase in the interest rates paid on certificates of deposit to 4.30% for the three months ended September 30, 2006, from 2.87% for the same period in 2005. The increase in interest expense on certificates of deposit was partially offset by a decrease of $5.4 million, or 1.5%, in the average balance of certificates of deposit to $364.0 million for the three months ended September 30, 2006, from $369.4 million for the same period in 2005. Average balances of wholesale certificates of deposits declined by $12.9 million, or 29.0%, in the third quarter of 2006, compared to the same period in 2005, while average balances for retail certificates of deposit increased by $7.5 million, or 2.3%, for the third quarter of 2006, compared to the same period in 2005.

Interest expense on borrowings increased by $50,000, or 2.9%, to $1.8 million for the three months ended September 30, 2006, from $1.8 million for the three months ended September 30, 2005. The increase was due to a 55 basis point increase in interest rates paid on borrowings to 4.19% for the three months ended September 30, 2006, from 3.64% for the same period in 2005. This increase was partially offset by a $20.3 million, or 10.6%, reduction of our average borrowings to $170.8 million for the three months ended September 30, 2006, from $191.1 million for the same period in 2005. Interest expense on borrowings for the three months ended September 30, 2005 also included $39,000 in yield adjustment amortization expense relating to our restructuring of $170.0 million of Federal Home Loan Bank borrowings in July 2003, while there was no yield adjustment amortization expense for the same period in 2006.

Average Balances and Net Interest Margin

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans have been included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include, where applicable, the effect of deferred fees and expenses, discounts and premiums, purchase accounting adjustments and Federal Home Loan Bank advance prepayment penalties that are amortized or accreted to interest income or expense.

	For the three months ended September 30,
	2006			2005
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,320,016	$21,625	6.50%	$1,130,131	$17,020	5.97%
Securities available-for-sale	193,081	2,250	4.62	337,098	3,229	3.80
Stock in FHLB	18,911	190	3.99	25,043	308	4.88
Other	12,348	179	5.75	27,962	228	3.23

Total interest-earning assets	1,544,356	24,244	6.23	1,520,234	20,785	5.42

Noninterest-earning assets	99,948			87,043

Total assets	$1,644,304			$1,607,277

Interest-bearing liabilities:
Savings deposits	$123,778	251	0.80	$125,949	249	0.78
Money market deposits	250,535	2,661	4.21	222,645	1,578	2.81
NOW deposits	244,534	1,127	1.83	239,294	583	0.97
Certificates of deposit	364,012	3,948	4.30	369,352	2,672	2.87

Total deposits	982,859	7,987	3.22	957,240	5,082	2.11
Borrowings	170,804	1,805	4.19	191,076	1,755	3.64

Total interest-bearing liabilities	1,153,663	9,792	3.37	1,148,316	6,837	2.36

Noninterest-bearing deposits	131,727			113,198
Other liabilities	23,899			21,705

Total liabilities	1,309,289			1,283,219
Equity	335,015			324,058

Total liabilities and equity	$1,644,304			$1,607,277

Net interest income		$14,452			$13,948

Net interest rate spread (2)			2.86%			3.06%
Net interest-earning assets (3)	$390,693			$371,918

Net interest margin (4)			3.71%			3.64%
Ratio of interest-earning assets to interest-bearing liabilities	133.87%			132.39%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Based on our evaluation of the above factors, we recorded a provision to our allowance for loan losses of $49,000 for the three months ended September 30, 2006, compared to a provision of $334,000 for the three months ended September 30, 2005. The portion of the allowance for loan losses that we allocate to impaired loans pursuant to SFAS No. 114 decreased $443,000 to $1.4 million at September 30, 2006. Recoveries of specific reserves totaled $360,000, primarily due to our receipt of current appraisals reflecting increases in the value of certain non-residential real estate securing loans to two health care borrowers. The loans to these borrowers are also partially secured by additional collateral, including home equity and other personal assets, and in the case of one of the borrowers, by marketable securities. Fluctuations in the specific reserves attributable to loans to this borrower should be expected to occur in the future due to possible changes in the market value of these securities, and any declines in their market value could result in future provisions for additional specific reserves. The recoveries of specific reserves more than offset the $94,000 in charge-offs that were recorded in the third quarter of 2006.

Non-performing loans increased $2.1 million to $8.5 million at September 30, 2006, from $6.4 million at June 30, 2006. The ratio of nonperforming loans to total loans 0.64% at September 30, 2006 compared to 0.50% at June 30, 2006. The largest additions to non-performing loans were $801,000 in one- to four-family residential real estate loans for which we retain recourse to the seller in the amount of $469,000 and a $925,000 nonresidential real estate loan that is well secured and in the process of collection. As previously indicated, we are becoming increasingly aggressive in workouts with certain adversely-classified health care credit relationships, including the $3.1 million in health care loans that we have placed on nonaccrual status. Collection and resolution efforts continue to be a priority and future decisions may include non-renewal of credits and potential cessation of borrower relationships where the progress toward resolution is unsatisfactory. Asset quality trends and conditions in the other segments of the loan portfolio generally remained stable.

Nonperforming assets are as follows:

	September 30, 2006	June 30, 2006	$ Change	% Change
	(Dollars in thousands)
Nonperforming assets:
Nonperforming loans	$8,469	$6,440	$2,029	31.5%
Real estate owned	—	30	(30)	(100.0)

Nonperforming assets	$8,469	$6,470	$1,999	30.9

Our allowance for loan losses totaled $11.9 million, or 0.90% of total loans, at September 30, 2006, compared to $12.0 million, or 0.93% of total loans, at June 30, 2006. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 140.8% of non-performing loans at September 30, 2006 and 185.9% of non-performing loans at June 30, 2006. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income increased $194,000, or 7.9%, to $2.7 million for the three months ended September 30, 2006, compared to $2.5 million for the same period in 2005. Noninterest income for the three months ended September 30, 2006 included approximately $150,000 in noninterest income relating to the operations of the two former University National Bank facilities. We experienced a $52,000, or 4.8%, increase in deposit service charges and fees to $1.1 million, of which approximately $86,000 related to those two facilities. Other fee income totaled $466,000, a slight increase from the same period in 2005. Income from insurance commissions and annuities increased by $98,000, or 37.0%, to $363,000, from $265,000 for the same period in 2005, primarily due to increased activity resulting from the availability of higher market interest rates on fixed annuities and successful sales initiatives. Gains on sales of loans increased $45,000, or 90.0%, to $95,000, from $50,000 for the same period in 2005. We recorded $89,000 in gains on the sale of investment securities for the three months ended September 30, 2006, while no gains were recorded for the same period in 2005. Loan servicing fees decreased $27,000, or 10.5%, to $230,000, from $257,000 for the same period in 2005. Mortgage servicing rights amortization expense decreased $88,000, or 42.5% to $120,000, compared to $208,000 for the same period in 2005. We recorded no impairment or recovery of mortgage servicing rights for the three months ended September 30, 2006, compared to a mortgage servicing rights valuation reserve recovery of $135,000 for same period in 2005. Net expenses from real estate owned totaled $15,000, compared to $1,000 for the same period in 2005. Other income decreased $5,000, or 1.2%, to $408,000 for the three months ended September 30, 2006, from $413,000 for the same period in 2005. Other income for the three months ended September 30, 2006 included a $40,000 pass-through loss, pre tax that we recorded on several Community Reinvestment Act investments in low and moderate income housing limited partnerships, compared to a $4,000 pass through gain, pre-tax, on those investments for the same period in 2005. Also included in other income for the three months ended September 30, 2006 was a $60,000, or 22.3%, net increase in title and title insurance agency commissions and fees earned by Financial Title Services, a division of our subsidiary, Financial Assurance Services.

	Three months ended September 30,		Change
	2006	2005	$	%
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$1,142	$1,090	$52	4.8%
Other fee income	466	463	3	0.7
Insurance commissions and annuities income	363	265	98	37.0
Gain on sale of loans	95	50	45	90.0
Gain on sale of investments	89	—	89	N.M.
Loan servicing fees	230	257	(27)	(10.5)
Amortization and impairment of servicing assets	(120)	(73)	(47)	(64.4)
Operations of real estate owned	(15)	(1)	(14)	N.M.
Other	408	413	(5)	(1.2)

Total noninterest income	$2,658	$2,464	$194	7.9

N.M. = not meaningful

Noninterest Expense. Our noninterest expense was $12.9 million for the three months ended September 30, 2006, compared to noninterest expense of $11.4 million for the three months ended September 30, 2005, an increase of $1.5 million, or 13.2%. The operations of the two former University National Bank facilities contributed approximately $488,000 to this increase in noninterest expense. Compensation and benefits expense totaled $8.2 million for the three-month period ended September 30, 2006, compared to $7.3 million in compensation and benefits expense for the same period in 2005, an increase of $902,000, or 12.3%. Expense relating to equity-based compensation and benefits was $996,000, compared to $210,000 during the third quarter of 2005 due to the ESOP and Equity Incentive Plan established in connection with our mutual-to-stock conversion in June of 2005 and the stockholder approvals received in June of 2006. The increase also reflects approximately $254,000 in compensation and benefits expense resulting from the addition of 33 former University National Bank employees to our workforce, and approximately $160,000 of increased compensation and commission-related expense for Financial Assurance Services and its division, Financial Title Services, partially due to higher levels of insurance, annuity and title insurance agency activities. Data processing expense increased $96,000, or 12.4%, to $873,000 for the three months ended September 30, 2006, compared to $777,000 for the same period in 2005. Of this amount, approximately $52,000 related to our need to maintain a separate core banking data processing system for the two former University National Bank facilities pending the completion of the conversion of that system into our core banking data processing system in the third quarter of 2006. Office occupancy and equipment expenses increased by $255,000, or 20.0% to $1.5 million for the three months ended September 30, 2006, compared to $1.3 million for the same period in 2005, primarily due to a $185,000 expense for feasibility and design costs related to a possible reconstruction of an existing branch office and to increased maintenance expenses, real estate taxes and energy costs, a portion of which was attributable to the two former University National Bank facilities. Advertising and public relations expenditures increased by $219,000, or 123.7%, to $396,000 in the third quarter of 2006, from $177,000 in the third quarter of 2005. Approximately $20,000 of this increase related to our acquisition of University National Bank, and the remainder of the increase was principally due to a cross-media campaign to increase retail and small business deposit relationships at targeted branches. Our acquisition of University National Bank resulted in a core deposit intangible of $3.3 million, and this resulted in the recording of an additional core deposit intangible amortization expense of $86,000 in the third quarter of 2006. Other general and administrative expenses decreased $147,000, or 15.9%, to $780,000 for the three months ended September 30, 2006, from $927,000 for the quarter ended September 30, 2005 due to a loss that occurred during the third quarter of 2005.

	Three months ended September 30,		Change
	2006	2005	$	%
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$8,237	$7,335	$902	12.3%
Office occupancy and equipment	1,530	1,275	255	20.0
Advertising and public relations	396	177	219	123.7
Data processing	873	777	96	12.4
Supplies, telephone and postage	583	490	93	19.0
Amortization of intangibles	496	410	86	21.0
Other	780	927	(147)	(15.9)

Total noninterest expense	$12,895	$11,391	$1,504	13.2

Income Tax Expense. We recorded income tax expense of $1.4 million for the three months ended September 30, 2006, compared to $990,000 in income tax expense for the same period in 2005. Tax expense for the three months ended September 30, 2005 reflects a tax benefit of $473,000, the majority of which related to tax returns for which the statute of limitations had expired during that period. As a result of this tax benefit, our effective tax rate for the three-months ended September 30, 2005 was 21.1%, compared to 32.9% for the same period in 2006.

Comparison of Operating Results for the Nine months Ended September 30, 2006 and 2005

Our operating results for the nine months ended September 30, 2006 do not lend themselves to ready comparison to our operating results for the nine months ended September 30, 2005 due to, among other things, various factors relating to the consummation of our mutual-to-stock conversion in June of 2005, including cash inflows resulting from stock subscription order receipts and the issuance of common stock, cash outflows resulting from subscription order refunds, the transitory impact that refundable subscription order receipts had on earnings and deposit balances during the second and third quarters of 2005, the subsequent deployment of the net proceeds of the subscription offering, our acquisition of University National Bank in the second quarter of 2006, and expenses that were recorded in the third quarter of 2006 for equity-based compensation. These and other related factors had varying degrees of impact on the changes that occurred to our financial condition and operating results between September 30, 2005 and September 30, 2006, including changes to the composition of our assets and liabilities that affected our results of operation.

Net Income. We had net income of $8.8 million for the nine months ended September 30, 2006, compared to net income of $8.2 million for the nine months ended September 30, 2005. The principal factors affecting the change in net income from year to year included a $4.8 million, or 12.7%, increase in our net interest income; a $1.8 million, or 28.4%, increase in noninterest income; these increases were partially offset by a $407,000 increase in our provision for loan losses; a $4.3 million, or 13.1%, increase in noninterest expense; and a $1.2 million, or 38.2%, increase in income tax expense. Our earnings per share of common stock for the nine months ended September 30, 2006 were $0.39 per share.

Net Interest Income. Net interest income increased by $4.8 million, or 12.7%, to $42.6 million for the nine months ended September 30, 2006, from $37.8 million for the nine months ended September 30, 2005. Our net interest income for the nine months ended September 30, 2005, included approximately $450,000 in net interest spread that we earned on the investment of approximately $167.1 million in subscription order receipts that we subsequently refunded to depositors whose subscription orders could not be filled.

Our net interest rate spread decreased by 16 basis points to 2.88% for the nine months ended September 30, 2006, from 3.04% for the same period in 2005. The decrease resulted primarily from the flattening and inverting of the yield curve that occurred since September 30, 2005, and increasing competition in the Chicago banking market for loans and deposits. Notwithstanding these market conditions and the resulting decrease in our net interest rate spread, our net interest margin increased by 29 basis points to 3.66% for the nine months ended September 30, 2006, from 3.37% for the same period in 2005, due to our deployment of the $220.7 million in net proceeds of our subscription offering to retire term debt and reduce borrowings and wholesale deposits, and our replacement of a significant portion of the short-term securities and interest bearing deposits in which the offering proceeds were initially invested with higher yielding loans. As expected, our acquisition of University National Bank on April 5, 2006, helped to mitigate the adverse impact that these market conditions had on our net interest margin.

Interest income increased $11.2 million, or 19.0%, to $70.2 million for the nine months ended September 30, 2006, from $59.0 million for the nine months ended September 30, 2005. The increase in interest income reflected a 77 basis point improvement in the average yield on interest-earning assets to 6.04% at September 30, 2006, from 5.27%, at September 30, 2005, and a $57.7 million, or 3.9%, increase in total average interest-earning assets, to $1.556 billion for the nine-months ended September 30, 2006, from $1.498 billion for the same period in 2005.

Interest income from loans, the most significant portion of interest income, increased $13.3 million, or 27.3%, to $61.7 million for the nine months ended September 30, 2006, from $48.4 million for nine months ended September 30, 2005. The increase reflected earnings on a $176.8 million, or 15.9%, increase in average net loans receivable to $1.290 billion for the nine months ended September 30, 2006, from $1.113 billion for the same period in 2005, and a 57 basis point increase in the average yield on loans to 6.39% for the nine months ended September 30, 2006, from 5.82% for the same period in 2005. The increase in the average yield on loans was primarily due to rising short-term interest rates and the resulting increase in interest income from loans that are predominantly indexed to the prime rate, such as construction, commercial and home equity loans. The yields on construction, commercial and home equity loans increased by more than 100 basis points from September 30, 2005 to September 30, 2006, while the yields on non-residential real estate and other loan categories that are not typically indexed to the prime rate increased only slightly during the same period.

Interest income from securities available for sale decreased by $1.3 million, or 14.5%, to $7.7 million for the nine months ended September 30, 2006, from $9.0 million for the nine months ended September 30, 2005, due in part to a decrease of $96.5 million, or 29.1%, in the average outstanding balance of securities available for sale to $235.5 million for the nine-months ended September 30, 2006, from $332.0 million for the same period in 2005. The average outstanding balance of securities available for sale during the nine months nine months ended September 30, 2005 included the investment of subscription order receipts in short-term U.S. government agency notes, a significant portion of which was subsequently liquidated to make loans or purchase other securities, and to pay subscription order refunds to depositors whose subscription orders could not be filled. The decrease in average balances was partially offset by a 74 basis point increase in the average yield on securities available for sale to 4.36% for the nine-months ended September 30, 2006, from 3.62% for the same period in 2005, primarily due to rising short-term interest rates.

Income from cash dividends on our Federal Home Loan Bank of Chicago common stock totaled $576,000 for the nine months ended September 30, 2006, compared to stock dividends of $972,000 for the nine months ended September 30, 2005. The decrease was attributable to a reduction in the dividends paid by the Federal Home Loan Bank of Chicago on its common stock to an average rate of 3.35% for the nine months ended September 30, 2006, from an average rate of 5.26% for the nine months ended September 30, 2005, and the redemption of $6.5 million of our excess Federal Home Loan Bank of Chicago common stock in June of 2006.

Interest income from cash that we maintained in interest bearing deposits totaled $287,000 for the nine months ended September 30, 2006, compared to $628,000 for the nine months ended September 30, 2005. The decrease was primarily due to a $21.0 million decrease in average balances of cash maintained in interest bearing deposits, which reflected the fact that we temporarily held subsequently refunded subscription order receipts from our mutual to stock conversion in an interest bearing deposit account during the second and third quarters of 2005. The decrease in the average balances of cash maintained in interest bearing deposit accounts was partially offset by a 238 basis point increase in the yield on interest bearing deposits to 5.37% for the nine months ended September 30, 2006, from 2.99% for the same period in 2005.

Interest expense increased $6.4 million, or 30.1%, to $27.6 million for the nine months ended September 30, 2006, from $21.2 million for the nine months ended September 30, 2005. This increase reflected an increase in the weighted average interest rates that we paid on deposit accounts, and an increase in the average interest rates that we paid on our Federal Home Loan Bank advances and other borrowings, which together reflected an overall increase of 93 basis points in the cost of average interest-bearing liabilities, to 3.16% for the nine months ended September 30, 2006, from 2.23% for the same period in 2005. The increase in interest expense was partially offset by a $106.6 million, or 8.4%, reduction of our average interest bearing liabilities to $1.169 billion for the nine-months ended September 30, 2006, from $1.276 billion for the same period in 2005. Average interest bearing liabilities for the nine months ended September 30, 2005 included the deposit of subscription order receipts from our mutual to stock conversion in money market and NOW accounts.

Interest expense on deposits increased $7.0 million, or 47.3%, to $21.7 million for the nine months ended September 30, 2006, from $14.7 million for nine months ended September 30, 2005. The increase reflected a 108 basis point increase in the average rate paid on deposits to 2.98% for the nine months ended September 30, 2006, from 1.90% for the same period in 2005. This increase in the average rate paid on deposits was partially offset by a $65.3 million, or 6.3%, decrease in average interest-bearing deposits to $974.4 million for the nine months ended September 30, 2006, from $1.040 billion for the same period in 2005. The decrease in average interest-bearing deposits from period to period reflected, among other things, customer withdrawals of $47.6 million from deposit accounts during the prior period to fulfill subscription orders, the payment of $167.1 million in subscription order refunds to subscribers whose subscription orders could not be filled, and a $43.8 million decrease in the average balance of certificates of deposit. Interest expense on deposits increased for all categories of interest bearing deposits due to increases in short-term market interest rates and the effect of those increases on the interest rates paid on deposits, including competitive market conditions and increased average balances for money market deposits.

Interest expense on money market accounts increased $3.1 million, or 73.4%, reflecting an increase of $34.5 million, or 16.0%, in the average balance of money market account deposits to $249.8 million for the nine months ended September 30, 2006, from $215.3 million for the same period in 2005, and a 130 basis point increase in the interest rate paid on these accounts to 3.92% from 2.62% for the same period in 2005. Indexed money market accounts had average balances of $166.4 million during the nine months ended September 30, 2006, compared to $84.6 million for the same period in 2005. The interest rates paid on money market accounts, certain NOW accounts and savings accounts have increased due to increasing short-term market interest rates, changes in applicable indices and increases in rates paid by our competitors. Rates on other selected money market products and certificates of deposit also increased due to market conditions and competitive factors.

Interest expense on NOW deposits increased $1.2 million, or 69.9%, reflecting an 81 basis point increase in the interest rates paid on NOW deposits to 1.58% for the nine months ended September 30, 2006, from 0.77% for the same period in 2005. This increase was partially offset by a $50.0 million, or 17.5%, decrease in the average balance of NOW deposits to $236.1 million for the nine months ended September 30, 2006, from $286.1 million for the same period in 2005. The decrease in the average balance of NOW deposits principally relates to subscription order receipts that were held in NOW deposits during the second quarter of 2005 pending the completion of our mutual-to-stock conversion, and which were subsequently used to fulfill subscription orders or to pay subscription order refunds.

Interest expense on certificates of deposit increased $2.7 million, or 33.4%, reflecting a 132 basis point increase in the interest rates paid on certificates of deposit to 3.99% for the nine months ended September 30, 2006, from 2.67% for the same period in 2005. The increase in interest expense on certificates of deposit was partially offset by a $43.8 million, or 10.8%, decrease in the average balance of certificates of deposit to $362.6 million for the nine months ended September 30, 2006, from $406.4 million for the same period in 2005. Average balances of wholesale certificates of deposit declined by $30.7 million, or 43.1%, from period to period, while average balances of retail certificates of deposit decreased by $13.1 million, or 3.9%.

Interest expense on borrowings decreased by $580,000, or 8.9%, to $5.9 million for the nine months ended September 30, 2006, from $6.5 million for the nine months ended September 30, 2005. The decrease was due in part to a reduction of our total average borrowings by $41.4 million, or 17.5%, to $194.8 million for the nine-month period ended September 30, 2006 from $236.2 million for the same period in 2005. The reduction in total borrowings reflected our use of $30 million of the net proceeds of our subscription offering to retire term debt that we incurred in acquiring Success Bancshares in 2001, and in redeeming trust preferred securities that we assumed in that acquisition. The reduction also reflected a $28.7 million, or 13.3%, decrease in our average Federal Home Loan Bank borrowings to $186.4 million for the nine months ended September 30, 2006, from $215.1 million for the same period in 2005. Interest expense on borrowings for the nine months ended September 30, 2005 also included $388,000 in yield adjustment amortization expense relating to our restructuring of $170.0 million of Federal Home Loan Bank borrowings in July 2003, while there was no yield adjustment amortization expense for the same period in 2006.

Average Balances and Net Interest Margin

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans have been included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include, where applicable, the effect of deferred fees and expenses, discounts and premiums, purchase accounting adjustments and Federal Home Loan Bank advance prepayment penalties that are amortized or accreted to interest income or expense.

	For the nine months ended September 30,
	2006			2005
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,289,863	$61,679	6.39%	$1,113,067	$48,440	5.82%
Securities available-for-sale	235,533	7,677	4.36	331,963	8,981	3.62
Stock in FHLB	22,997	576	3.35	24,721	972	5.26
Other	7,151	287	5.37	28,111	628	2.99

Total interest-earning assets	1,555,544	70,219	6.04	1,497,862	59,021	5.27

Noninterest-earning assets	94,371			88,912

Total assets	$1,649,915			$1,586,774

Interest-bearing liabilities:
Savings deposits	$125,933	781	0.83	$131,729	767	0.78
Money market deposits	249,790	7,315	3.92	215,342	4,218	2.62
NOW deposits	236,065	2,795	1.58	286,137	1,645	0.77
Certificates of deposit	362,588	10,822	3.99	406,434	8,116	2.67

Total deposits	974,376	21,713	2.98	1,039,642	14,746	1.90
Borrowings	194,840	5,922	4.06	236,186	6,502	3.68

Total interest-bearing liabilities	1,169,216	27,635	3.16	1,275,828	21,248	2.23

Noninterest-bearing deposits	122,283			108,482
Other liabilities	24,555			19,523

Total liabilities	1,316,054			1,403,833
Equity	333,861			182,941

Total liabilities and equity	$1,649,915			$1,586,774

Net interest income		$42,584			$37,773

Net interest rate spread (2)			2.88%			3.04%
Net interest-earning assets (3)	$386,328			$222,034

Net interest margin (4)			3.66%			3.37%
Ratio of interest-earning assets to interest-bearing liabilities	133.04%			117.40%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We recorded a provision to our allowance for loan losses of $401,000 for the nine months ended September 30, 2006, compared to a credit of $6,000 to our allowance for loan losses for the nine months ended September 30, 2005. We increased our allowance for loan losses by $410,000, including the carryover allowance from University National Bank of $212,000, pursuant to SFAS No. 5 as a result of the $82.8 million of growth that we experienced in net loans receivable during the nine months ended September 30, 2006, which included $17.8 million in loans that we acquired in our acquisition of University National Bank. The portion of the allowance for loan losses that we allocate to impaired loans pursuant to SFAS No. 114 decreased $428,000 to $1.4 million at September 30, 2006. Recoveries of specific reserves related to two health care borrowers totaled $328,000, primarily due to our receipt of current appraisals reflecting increases in the value of certain non-residential real estate securing loans. The loans to these borrowers are also partially secured by additional collateral, including home equity and other personal assets, and in the case of one of the borrowers, by marketable securities. Fluctuations in the specific reserves attributable to loans to this borrower should be expected to occur in the future due to possible changes in the market value of these securities, and any declines in their market value could result in future provisions for additional specific reserves. The recoveries of specific reserves were more than offset by the $200,000 in charge-offs that were recorded and the additional $169,000 in specific reserves that were established during the nine months ended September 30, 2006.

Non-performing loans increased $2.8 million to $8.5 million at September 30, 2006, from $5.7 million at December 31, 2005, primarily due to an increase in non-accrual commercial loans. The nonperforming loan ratio was 0.64% at September 30, 2006 compared to 0.46% at December 31, 2005. The largest additions to non-performing loans was the addition of approximately $1.1 million relating to a second obligation to a single borrower in the healthcare industry and a $925,000 nonresidential real estate loan. Relating to the healthcare borrower, we determined that the available financial information regarding this borrower and its very recent cash flow trends merited a return to non-accrual status. We are becoming increasingly aggressive in workouts with certain adversely-classified healthcare credit relationships. Collection and resolution efforts continue to be a priority and future decisions may include non-renewal of credits and potential cessation of borrower relationships where the progress of resolution is unsatisfactory. Asset quality trends and conditions in the other segments of the loan portfolio generally remained stable.

Nonperforming assets are as follows:

	September 30, 2006	December 31, 2005	$ Change	% Change
	(Dollars in thousands)
Nonperforming assets:
Nonperforming loans	$8,469	$5,723	$2,746	48.0%
Real estate owned	—	153	(153)	(100.0)

Nonperforming assets	$8,469	$5,876	$2,593	44.1

Our allowance for loan losses totaled $11.9 million, or 0.90% of total loans, at September 30, 2006, compared to $11.5 million, or 0.93%, of total loans, at December 31, 2005. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 140.8% of non-performing loans at September 30, 2006, and 201.2% of non-performing loans at December 31, 2005. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income increased $1.8 million, or 28.4%, to $8.0 million for the nine months ended September 30, 2006, compared to $6.2 million for the same period in 2005. Noninterest income for the three months ended September 30, 2006 included approximately $296,000 in noninterest income relating to the operations of the two former University National Bank facilities. We experienced a $274,000, or 9.4%, increase in deposit service charges and fees to $3.2 million, and a $127,000, or 9.9%, increase in other fee income to $1.4 million, of which $169,000 and $70,000, respectively, related to those two facilities. Income from insurance commissions and annuities increased by $337,000, or 55.6%, to $943,000 for the nine months ended September 30,

2006, compared to $606,000 for the same period in 2005, due to increased activity resulting from the availability of higher market interest rates on fixed annuities and successful sales initiatives. Gains on sales of loans increased by $6,000, or 3.4%, to $185,000 for the nine months ended September 30, 2006, from $179,000 for the same period in 2005, primarily because of higher loan sale volumes. We recorded a $55,000 gain on the redemption of MasterCard Class B common stock and $89,000 in net gains on the sale of investment securities during the three months ended September 30, 2006. Loan servicing fees decreased $71,000, or 9.1%, to $711,000 for the nine months ended September 30, 2006, from $782,000 for the same period in 2005. Mortgage servicing rights amortization expense decreased $158,000, or 29.2% to $385,000 for the nine months ended September 30, 2006, compared to $543,000 for the same period in 2005. We recorded a mortgage servicing rights valuation reserve recovery of $58,000 for the nine months ended September 30, 2006, compared to a recovery of $17,000 for the same period in 2005. Net expenses from real estate owned totaled $46,000 for the nine months ended September 30, 2006, compared to net revenues of $4,000 for the same nine month period in 2005. Other income increased $404,000, or 41.1%, to $1.4 million for the nine months ended September 30, 2006, from $983,000 for the same period in 2005, due in part to $106,000 in fees that we recorded in connection with the sale of surplus real estate, a recovery of $42,000 in connection with a prior fraud loss, and a $324,000, or 49.1%, net increase in title insurance agency commissions and fees earned by Financial Title Services, a division of our subsidiary, Financial Assurance Services.

	Nine months ended September 30,		Change
	2006	2005	$	%
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$3,176	$2,902	$274	9.4%
Other fee income	1,409	1,282	127	9.9
Insurance commissions and annuities income	943	606	337	55.6
Gain on sale of loans	185	179	6	3.4
Gain on sale of investments	144	—	144	N.M.
Gain on disposition of premises and equipment	394	—	394	N.M.
Loan servicing fees	711	782	(71)	(9.1)
Amortization and impairment of servicing assets	(327)	(526)	199	37.8
Operations of real estate owned	(46)	4	(50)	N.M.
Other	1,387	983	404	41.1

Total noninterest income	$7,976	$6,212	$1,764	28.4

N.M. = not meaningful

Noninterest Expense. Our noninterest expense was $37.0 million for the nine months ended September 30, 2006, compared to noninterest expense of $32.7 million for the nine months ended September 30, 2005, an increase of $4.3 million, or 13.1%. The operations of the two former University National Bank facilities contributed approximately $930,000 to this increase in noninterest expense. Compensation and benefits expense totaled $23.8 million for the nine months ended September 30, 2006, compared to $20.8 million in compensation and benefits expense for the same period in 2005, an increase of $3.0 million, or 14.2%. Expense relating to equity-based compensation and benefits was $1.8 million for the nine months ended September 30, 2006, compared to $370,000 during the nine months ended September 30, 2005, due to the ESOP and Equity Incentive Plan established in connection with our mutual-to-stock conversion in June of 2005 and the stockholder approvals received in June of 2006. The increase also reflects approximately $452,000 in compensation and benefits expense resulting from the addition of 33 former University National Bank employees to our workforce, and approximately $477,000 of increased compensation and commission-related expense at Financial Assurance and its division, Financial Title Services, partially due to higher levels of insurance, annuity and title insurance agency activities. Data processing expense increased $333,000, or 15.5%, to $2.5 million for the nine months ended September 30, 2006, compared to $2.2 million for the same period of 2005. Of this amount approximately $115,000 related to our need to maintain a separate core banking data processing system for the two former University National Bank facilities pending the completion of the conversion of that system into our core banking data processing system in the third quarter of 2006. Office occupancy and equipment expenses increased by $505,000, or 13.7% to $4.2 million for the nine months ended September 30, 2006, compared to $3.7 million for the same period in 2005, primarily due to a

$185,000 expense for feasibility and design costs related to a possible reconstruction of an existing branch office and to increased maintenance expenses, real estate taxes and energy costs, a portion of which was attributable to the two former University National Bank facilities. Advertising and public relations expenditures increased by $325,000, or 52.0%, to $950,000 in the third quarter of 2006, from $625,000 in the third quarter of 2005. Approximately $40,000 of this increase related to our first Annual Meeting of Stockholders in June of 2006, including the preparation and mailing of proxy materials and our annual report to our stockholders, proxy solicitation and other annual meeting expenses, and approximately $52,000 of this increase related to our acquisition of University National Bank. The remainder of the increase was principally due to a cross-media campaign to increase retail and small business deposit relationships at targeted branches. Our acquisition of University National Bank resulted in the recording of a core deposit intangible of $3.3 million, and this resulted in the recording of an additional core deposit intangible amortization expense of $155,000 during the nine months ended September 30, 2006. Other general and administrative expenses decreased $92,000, or 3.4%, to $2.7 million for the nine months ended September 30, 2006, from $2.7 million for the same period in 2005. General and administrative expenses for the nine months ended September 30, 2006 included a $97,000 adjustment to franchise taxes payable to the State of Illinois due to the extent to which our mutual-to-stock conversion increased our paid-in capital.

	Nine months ended September 30,		Change
	2006	2005	$	%
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$23,780	$20,829	$2,951	14.2%
Office occupancy and equipment	4,186	3,681	505	13.7
Advertising and public relations	950	625	325	52.0
Data processing	2,486	2,153	333	15.5
Supplies, telephone and postage	1,540	1,433	107	7.5
Amortization of intangibles	1,384	1,229	155	12.6
Other	2,654	2,746	(92)	(3.4)

Total noninterest expense	$36,980	$32,696	$4,284	13.1

Income Tax Expense. We recorded income tax expense of $4.3 million for the nine months ended September 30, 2006, compared to $3.1 million in income tax expense for the same period in 2005. Tax expense for the nine months ended September 30, 2005 reflects a tax benefit of $473,000, the majority of which related to tax returns for which statute of limitations had expired during that period. As a result of this tax benefit, the effective tax rate for the nine-month period ended September 30, 2005 was 27.8% compared to 32.9% for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Liquidity. The overall objective of our liquidity management is to ensure the availability of sufficient cash funds to meet all financial commitments and to take advantage of lending and investment opportunities. We manage liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the Federal Home Loan Bank of Chicago, which provides an additional source of short-term and long-term funding. Outstanding borrowings from the Federal Home Loan Bank of Chicago were $156.0 million at September 30, 2006, at a weighted average interest rate of 4.19%. A total of $83.0 million of these borrowings will mature in less than one year. Outstanding borrowings were $185.2 million at December 31, 2005.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is the $37.3 million in cash and cash equivalents as of September 30, 2006 and cash dividends from our subsidiary, BankFinancial, F.S.B. During the nine months ended September 30, 2006, the Bank distributed $7.0 million of dividends to the Company. During 2006, the Company expended approximately $24 million to complete the purchase of University National Bank and approximately $13.3 million for the repurchase of our common stock. These funds were obtained from existing cash and cash equivalents held by the Company.

As of September 30, 2006, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2006, we had no other material commitments for capital expenditures.

Capital Resources. Stockholders’ equity totaled $325.9 million at September 30, 2006, compared to $328.8 million at December 31, 2005, a decrease of $2.9 million, or 0.9%. This decrease was primarily due to the declaration of $3.0 million in cash dividends and the repurchase and retirement of 750,700 shares of common stock at an aggregate cost of $13.3 million during the third quarter of 2006, which was partially offset by net income of $8.8 million and a $2.5 million increase in accumulated other comprehensive income.

On August 30, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to 2,446,625 shares of BankFinancial’s common stock, which represented approximately 10% of the Company’s issued and outstanding shares of common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization will be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Company’s Board of Directors. The authorization will expire on March 31, 2007. As of September 30, 2006, we had repurchased 750,700 shares of common stock under this authorization. For additional information, see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. (c) Repurchases of Our Equity Securities.”

At September 30, 2006, the actual regulatory capital ratios and minimum required regulatory ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2006
Total capital (to risk- weighted assets)	19.91%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	19.05	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	14.95	4.00	5.00

December 31, 2005
Total capital (to risk- weighted assets)	19.01%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	18.21	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	13.82	4.00	5.00

As of September 30, 2006 and December 31, 2005, the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s category.

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

The general objective of our interest rate risk management is to determine the appropriate level of risk given our business strategy and then manage that risk in a manner that is consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates. Our Asset Liability Management Committee (“ALCO”), which consists of certain members of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment and capital and liquidity requirements, and modifies our lending, investing and deposit gathering strategies accordingly. The Board of Directors’ Asset Liability Management Committee then reviews the ALCO’s activities and strategies, the effect of those strategies on our net interest margin, and the effect that changes in market interest rates would have on the economic value of our loan and securities portfolios as well as the intrinsic value of our deposits and borrowings, and reports to the full Board of Directors.

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

Our net interest income analysis utilizes the data derived from the dynamic GAP analysis, described below, and applies several additional elements, including actual interest rate indices and margins, contractual limitations such as interest rate floors and caps and the U. S. Treasury yield curve as of the balance sheet date. In addition, we apply consistent parallel yield curve shifts (in both directions) to determine possible changes in net interest income if the theoretical yield curve shifts occurred instantaneously. Net interest income analysis also adjusts the dynamic GAP repricing analysis based on changes in prepayment rates resulting from the parallel yield curve shifts.

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

The table below sets forth, as of September 30, 2006, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U. S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease) in NPV		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
(Dollars in thousands)
+300	$287,243	$(14,987)	(4.96)%	$51,470	$(2,203)	(4.10)%
+200	292,411	(9,819)	(3.25)	52,304	(1,369)	(2.55)
+100	297,312	(4,918)	(1.63)	53,053	(620)	(1.16)
0	302,230	—	—	53,673	—	—
-100	305,221	2,991	0.99	53,805	132	0.25
-200	307,941	5,711	1.89	53,430	(243)	(0.45)
-300	308,820	6,590	2.18	52,797	(876)	(1.63)

The table presented above projects that, at September 30, 2006, we would be expected to experience a 0.99% increase in NPV and a $132,000 increase in net interest income in the event of an immediate and parallel 100 basis point decrease in interest rates. In the event of an immediate and parallel 200 basis point increase in interest rates, we would be expected to experience a 3.25% decrease in NPV and a $1.4 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2006, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary course, routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors disclosed in the Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Equity Securities.

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the third quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
July 1, 2006 through July 31, 2006	—	$—	—	—
August 1, 2006 through August 31, 2006	—	—	—	2,446,625
September 1, 2006 through September 30, 2006	750,700	17.707	750,700	1,695,925

Total	750,700	$17.707	750,700

(1)	On August 30, 2006, our Board of Directors approved the repurchase, from time to time, on the open market or through negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission, of up to 2,446,625 outstanding shares of the Company’s common stock. The authorization will expire on March 31, 2007.

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

Date: November 13, 2006

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