Form 10-K
period 2006-12-31
BankFinancial CORP
filed 2007-03-15
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 0-51331

BANKFINANCIAL CORPORATION

(Exact Name of Registrant as Specified in Charter)

Maryland	75-3199276
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

15W060 North Frontage Road, Burr Ridge, Illinois	60527
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 894-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

At March 13, 2007, there were 23,442,441 shares of common stock, $0.01 par value, outstanding.

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2006, determined using a per share closing price on that date of $17.30, as quoted on The Nasdaq Stock Market, was $385,423,205.

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

As part of the mutual-to-stock conversion, BankFinancial Corporation, the Maryland corporation, sold 24,466,250 shares of common stock in a subscription offering for $10.00 per share. The separate corporate existences of BankFinancial MHC and BankFinancial Corporation, the federal corporation, ceased upon the completion of the mutual-to-stock conversion. For a further discussion of the mutual-to-stock conversion, see our Prospectus as filed on April 29, 2005 with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(3) of the Rules and Regulations of the Securities Act of 1933 (File Number 333-119217).

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

BankFinancial, F.S.B.

The Bank is a full-service, community-oriented savings bank principally engaged in the business of commercial, family and personal banking, and offers our customers a broad range of loan, deposit, and other financial products and services through 18 full-service banking offices located in Cook, DuPage, Lake and Will Counties, Illinois, and through our Internet Branch, www.bankfinancial.com.

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

The Bank was organized in 1924, and was operated as a traditional savings bank until 2000, when we implemented a strategy to transform the Bank into a multi-faceted financial institution with a diversified balance sheet, enhanced capabilities in commercial banking products and services, an expanded geographic presence in the Chicago metropolitan area, and managerial and technological resources and an infrastructure capable of supporting future growth. In furtherance of this strategy, we have actively sought to change the composition of our loans and deposits, expand our multi-family and commercial real estate lending activities, and implement additional commercial lending and leasing capabilities and product lines. We also acquired Success Bancshares, Inc. and its subsidiary, Success National Bank in 2001, and University National Bank in Chicago’s Hyde Park community on April 5, 2006. See Acquisition.

Lending Activities

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which represent 69.6% of our loan portfolio. At December 31, 2006, $297.1 million, or 22.2%, of our total loan portfolio consisted of multi-family mortgage loans; $320.7 million, or 24.0%, of our total loan portfolio consisted of nonresidential real estate loans; $89.3 million, or 6.7%, of our total loan portfolio consisted of commercial loans; $139.2 million, or 10.4%, of our total loan portfolio consisted of commercial leases; $85.2 million, or 6.4%, of our total loan portfolio consisted of construction and land loans; and $397.5 million, or 29.7%, of our total loan portfolio consisted of one- to four-family residential mortgage loans, including home equity loans and lines of credit and other second mortgage loans.

Deposit Activities

Our deposit accounts consist principally of savings accounts, NOW accounts, checking accounts, money market accounts, certificates of deposit and IRAs and other qualified plan accounts. We provide commercial checking accounts and related services, such as merchant processing and cash management. We also provide low-cost checking account services for low and moderate income customers. We rely on our favorable locations, customer service, competitive pricing, our Internet Branch and related deposit services such as cash management to attract and retain deposit accounts.

At December 31, 2006, our deposits totaled $1.130 billion. Interest-bearing deposits totaled $995.5 million and noninterest-bearing demand deposits totaled $134.1 million, which included $8.2 million in internal checking accounts such as bank cashier checks and money orders, and $11.2 million in title insurance escrow funds. Savings, money market and NOW deposits totaled $650.0 million, and certificates of deposit totaled $345.5 million, of which $281.1 million had maturities of one year or less.

Related Products and Services

The Bank’s Wealth Management Group provides investment, financial planning and other wealth management services to our customers through arrangements with a third party broker-dealer. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc., sells life insurance, fixed annuities, property and casualty insurance and other insurance products on an agency basis, and also offers title insurance and title agency services through its Financial Title Services Division. During the year ended December 31, 2006, Financial Assurance Services reported net income of $381,000, and had 16 employees. The Bank’s other wholly owned subsidiary, BF Asset Recovery Corporation, is in the business of holding title to certain Bank-owned real estate, and had no net income or loss for the year ended December 31, 2006.

Acquisition

On April 5, 2006, the Company completed its acquisition of University National Bank, a privately held community bank with approximately $113 million in assets and $104 million in deposits, and two banking offices in the Hyde Park community in Chicago, Illinois, for approximately $24 million in cash pursuant to the terms of a Stock Purchase Agreement with University Bancorporation dated November 29, 2005. Immediately upon the completion of the stock purchase, University National Bank was merged into the Bank. The acquisition, which was accounted for under the purchase method of accounting, resulted in goodwill of $11.7 million and an other intangible of $3.3 million. The transaction was treated, for federal and state income tax purposes, as a purchase of University National Bank’s assets pursuant to applicable provisions of the Internal Revenue Code, making the goodwill and core deposit intangible arising from the transaction tax-deductible over a period of 15 years. University National Bank’s results of operations have been included in the Company’s results of operations only since the effective date of the acquisition.

Website and Stockholder Information

The website for the Company and the Bank is located at www.bankfinancial.com. Information on this website does not constitute part of this Form 10-K.

The Company makes available, free of charge, its Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Copies of these documents are available to stockholders at BankFinancial’s Internet site, www.bankfinancial.com under Stockholder Information and at the SEC’s Internet site, www.sec.gov.

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

Employees

At December 31, 2006, we had 420 full-time employees and 32 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision And Regulation

General

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

The Bank is a member of, and owns stock in, the Federal Home Loan Bank of Chicago (“FHLBC” or “FHLB”), which is one of the 12 regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System with regard to reserves it must maintain against deposits and other matters. The OTS examines the Bank and prepares reports for the consideration of its Board of Directors on any identified operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents.

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

The risk-based capital standard for savings banks requires the maintenance of Tier 1, or core capital, and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.

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

At December 31, 2006, the Bank’s capital exceeded all applicable requirements.

Loans to One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2006, the Bank was in compliance with the loans-to-one-borrower limitations.

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

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. At December 31, 2006, the Bank maintained approximately 71.19% of its portfolio assets in qualified thrift investments, and as of that date, satisfied the QTL test. A savings bank that fails the QTL test must either convert to a bank charter or operate under specified restrictions, including limits on growth, branching, new investment, FHLB advances and dividends. The OTS order approving our mutual-to-stock conversion requires us to maintain our federal savings bank charter until at least June 23, 2008.

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

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an insured depository institution, although subsidiaries of federal savings banks are generally not considered affiliates for the purposes of Sections 23A 8 and 23B of the Federal Reserve Act. The Company is an affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. OTS regulations also prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies, and from purchasing the securities of any affiliate, other than a subsidiary.

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

At December 31, 2006, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in the Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC (effective March 31, 2006, the FDIC merged the Bank Insurance Fund and the Savings Insurance Fund into a single insurance fund, the DIF), generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based system for determining deposit insurance assessments. The FDIC is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all FDIC-insured institutions must pay assessments to the FDIC at an annual rate of approximately 0.0122% of insured deposits to fund interest payments on bonds maturing in 2017 that were issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This law requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage per separately insured deposits (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. We received a notification from the FDIC on October 16, 2006, that our one-time assessment credit was $1.8 million. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBC, the Bank is required to acquire and hold shares of capital stock in the FHLBC in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLBC, whichever is greater. As of December 31, 2006, the Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2006, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

The USA PATRIOT Act and the Bank Secrecy Act

The USA PATRIOT Act and the Bank Secrecy Act require financial institutions to develop programs to detect and report money-laundering and terrorist activities, as well as suspicious activities. The USA PATRIOT Act also gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The federal banking agencies are required to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. In addition, non-compliance with these laws and regulations could result in fines, penalties and other enforcement measures. We have developed policies and continue to augment procedures and systems designed to comply with these laws and regulations.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should the Bank make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At December 31, 2006, the Bank’s total federal pre-1988 reserve was approximately $14.9 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2006, the Company had an alternative minimum tax credit carryforward of approximately $900,000.

Net Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001 and 2002) and forward to the succeeding 20 taxable years. At December 31, 2006, the Company had no net operating loss carryforward for federal income tax purposes. At December 31, 2006, the Company included in deferred tax assets a $1.1 million asset for capital loss carryforwards, which expires in 2011. Based upon projections of future taxable income, including capital gains, management believes that it is more likely than not that the deferred tax assets will be fully realized and thus a valuation allowance is not needed.

Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State and Local Taxation. We pay income tax to the State of Illinois. As a Maryland business corporation, we are required to file annual returns and pay annual fees to the State of Maryland, but these fees are not material in amount. At December 31, 2006, the Company had no net operating loss carryforward for state income tax purposes.

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

Our Nonresidential Real Estate Loans, Multi-family Mortgage Loans, Construction and Land Loans, Commercial Loans and Commercial Leases Expose Us to Increased Credit Risks

At December 31, 2006, our portfolio of nonresidential real estate loans totaled $320.7 million, or 24.0% of total loans; our portfolio of multi-family mortgage loans totaled $297.1 million, or 22.2% of total loans; our portfolio of construction and land loans totaled $85.2 million, or 6.4% of total loans; our portfolio of commercial loans totaled $89.3 million, or 6.7% of total loans; and our portfolio of commercial leases totaled $139.2 million, or 10.4% of total loans. We plan to continue to originate these types of loans and retain them in our portfolio, although we may participate portions of some of these loans to other financial institutions. These types of loans generally have greater credit risk than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful business operations of the borrower. These loans typically have larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Many of our borrowers also have more than one nonresidential real estate, multi-family mortgage, construction or commercial loan or lease outstanding with us. Consequently, an adverse development involving one or more loans or credit relationships can expose us to significantly greater risk of loss compared to an adverse development involving a one- to four-family residential mortgage loan.

Our Concentration of Loans within Certain Segments of the Healthcare Industry Exposes Us to Increased Credit Risk

At December 31, 2006, we had $53.0 million of loans to healthcare providers, including loans to nursing homes and hospice care companies and leases to hospitals for equipment. These loans represented 4.0% of our total loan portfolio as of that date. Of these loans, $20.9 million, or 39.4%, were collateralized by real estate. The remainder consisted of working capital lines of credit secured by government accounts receivable, of which we are a joint payee, or by leased equipment. Loans to healthcare providers have unique credit risks. A healthcare provider’s income stream is subject to many factors beyond the control of the healthcare provider, including the risk that the provider will not be reimbursed for all services provided. The State of Illinois has experienced budget shortfalls in recent years, causing delays in state reimbursement for healthcare costs. Government reimbursement rates are also subject to change, including retroactive adjustments. For example, a significant overpayment to a healthcare provider can result in the provider owing significant governmental repayments to the federal or state government. A healthcare provider’s profitability also depends on its ability to maintain certain levels of occupancy. Unexpected declines in occupancy rates can restrict a provider’s cash flow. Any of these factors can impair the ability of our healthcare provider borrowers to make loan repayments, which could result in significant loss to us.

At December 31, 2006, we had not taken any charge-offs within this segment of our loan portfolio, but we have established a specific loan loss reserve allowance in the amount of $253,000 for loans to one borrower with an aggregate principal balance of $6.3 million. This loan loss reserve was reduced during 2006 primarily due to our receipt of current appraisals reflecting increases in the value of certain non-residential real estate securing loans. The loans to this borrower are also partially secured by additional collateral, including home equity and other personal assets. In addition, based on weaknesses in the financial performance of, and untimely or incomplete financial statements for, certain nursing homes operated by another borrower, we classified as substandard loans to this other borrower, which had an aggregate principal balance of $5.5 million, even though we did not establish a specific loan loss allowance for these loans. These loans were current on their loan payments to us as of December 31, 2006.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. At December 31, 2006, our allowance for loan losses was $10.6 million, representing 0.79% of total loans and 115.1% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. We also make assumptions concerning our legal positions and the priority of our interests in contested legal or bankruptcy proceedings, and at times we may lack sufficient information to establish specific reserves for loans involved in such proceedings. For example, we have not yet established specific reserves for $16.2 million in highly-seasoned residential mortgage loans and $4.6 million in commercial loans that we purchased from a loan servicing company that commenced bankruptcy proceedings in December of 2006 pending the receipt of additional information and future developments in the bankruptcy proceeding. If our assumptions concerning any of these matters are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, which may require additions to our allowance. Any material additions to our allowance for loan losses would materially decrease our net income.

Our Ability to Successfully Conduct Acquisitions Will Affect Our Ability to Grow Our Franchise and Compete Effectively in Our Marketplace

On April 5, 2006, we completed the acquisition of University National Bank. We will also consider the possible acquisition of other banks, thrifts and other financial services companies to supplement internal growth. Our efforts to acquire other financial institutions and financial service companies may not be successful. Numerous potential acquirors exist for most acquisition candidates, creating intense competition, which particularly affects the purchase price for which the institution can be acquired. In many cases, our competitors have significantly greater resources than we have, and greater flexibility to structure the consideration for the transaction. We may not participate in specific acquisition opportunities if we consider the proposed transaction unacceptable. We also may not be the successful bidder in acquisition opportunities that we pursue due to the willingness or ability of other potential acquirors to propose a higher purchase price or more attractive terms and conditions than we are willing or able to propose. If we are unable to or do not conduct acquisitions, our ability to deploy effectively the capital we raised in the offering, expand our geographic presence and improve our results of operations could be adversely affected.

The Risks Presented by the Acquisition of Other Institutions Could Adversely Affect Our Financial Condition and Results of Operations

If we are successful in conducting acquisitions, we will be presented with many risks that could have a material adverse effect on our financial condition and results of operations. An institution that we acquire may have unknown asset quality issues or unknown or contingent liabilities that we did not discover or fully recognize in the due diligence process, thereby resulting in unanticipated losses. The acquisition of other institutions typically requires the integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operational processes, policies, procedures and internal controls, marketing programs and personnel of the acquired institution in order to make the transaction economically advantageous. The integration process is complicated and time consuming, and could divert our attention from other business concerns and be disruptive to our customers and the customers of the acquired institution. Our failure to successfully integrate an acquired institution could result in the loss of key customers and employees, and prevent us from achieving expected synergies and cost savings. Acquisitions also result in professional fees, purchase price adjustments, the amortization of core deposit intangibles and other expenses that could adversely affect our earnings, and in goodwill that could become impaired, requiring us to recognize further charges. We may finance acquisitions with borrowed funds, thereby increasing our leverage and reducing our liquidity, or with potentially dilutive issuances of equity securities.

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

Non-Compliance with USA PATRIOT Act, Bank Secrecy Act, or Other Laws and Regulations Could Result in Fines or Sanctions, and Curtail Expansion Opportunities

Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations.

The Bank’s Ability to Pay Dividends is Subject to Regulatory Limitations Which, to the Extent the Company Requires Such Dividends in the Future, May Affect its Ability to Pay Dividends

The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank provide a significant source of cash for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the OTS, as the Bank’s primary regulator, could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the potential inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2006, the net book value of our properties was $31.0 million. The following is a list of our offices:

Burr Ridge (Executive Office)	Deerfield	Northbrook
15W060 North Frontage Road	630 N. Waukegan Road	1368 Shermer Road
Burr Ridge, IL 60527	Deerfield, IL 60015	Northbrook, IL 60062

Calumet City	Hazel Crest	Olympia Fields
1901 Sibley Boulevard	3700 W. 183rd Street	21110 S. Western Avenue
Calumet City, IL 60409	Hazel Crest, IL 60429	Olympia Fields, IL 60461

Calumet Park	Joliet	Orland Park
1333 W. 127th Street	1401 N. Larkin	48 Orland Square Drive
Calumet Park, IL 60827	Joliet, IL 60435	Orland Park, IL 60462

Chicago – Hyde Park	Lincolnshire	Schaumburg
1354 East 55th Street	One Marriott Drive	1005 Wise Road
Chicago, IL 60615	Lincolnshire, IL 60069	Schaumburg, IL 60193

Chicago – Hyde Park East	Lincolnwood	South Libertyville
55th at Lake Park Avenue	3443 W. Touhy	1123 S. Milwaukee Avenue
Chicago, IL 60637	Lincolnwood, IL 60712	Libertyville, IL 60048

Chicago Ridge	Naperville
6415 W. 95th Street	1200 East Ogden Avenue
Chicago Ridge, IL 60415	Naperville, IL 60563

Chicago-Lincoln Park	North Libertyville
2424 N. Clark Street	1409 W. Peterson Road
Chicago-Lincoln Park, IL 60614	Libertyville, IL 60048

Except for our Chicago-Lincoln Park, Northbrook, and Hyde Park East offices, which are leased, all of our offices are owned.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the Nasdaq Global Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of December 31, 2006 was 2,191. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information provided by the Nasdaq Stock Market for the Company’s common stock and cash dividends paid for the periods ended December 31, 2006 and 2005. The Company began trading on the Nasdaq National Market on June 24, 2005. Accordingly, no information prior to that date is available.

2005 and 2006 Quarterly Periods	High	Low	Close	Cash Dividends Paid
Quarter ended December 31, 2006	$18.50	$17.23	$17.81	$0.06
Quarter ended September 30, 2006	18.11	16.31	17.49	0.06
Quarter ended June 30, 2006	17.30	15.15	17.30	0.06
Quarter ended March 31, 2006	16.41	14.55	15.92	—

Quarter ended December 31, 2005	14.91	12.99	14.68	—
Quarter ended September 30, 2005	15.00	13.10	14.20	—
Quarter ended June 30, 2005	13.86	13.02	13.33	—

For a discussion of the Bank’s ability to pay dividends, see Part I, Item I, Business –”Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities

The Company had no sales of unregistered stock during the fiscal year ended December 31, 2006.

Repurchases of Our Equity Securities

The following table sets forth information in connection with purchases of our common stock made by or on behalf of us during the fourth quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
October 1, 2006 through October 31, 2006	28,600	$17.458	28,600	1,667,325
November 1, 2006 through November 30, 2006	161,100	17.391	161,100	1,506,225
December 1, 2006 through December 31, 2006	36,900	17.555	36,900	1,469,325

Totals	226,600	$17.426	226,600

(1)	On August 30, 2006, our Board of Directors approved the repurchase, from time to time, on the open market or through negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission, of up to 2,446,625 outstanding shares of the Company’s common stock. The authorization will expire on March 31, 2007.

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information regarding the securities authorized for issuance under our 2006 Equity Incentive Plan as of December 31, 2006:

	(Column A)	(Column B)	Column C)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under 2006 Equity Incentive Plan (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders	1,942,950	$17.63	1,308,275
Equity compensation plans not approved by stockholders	—	—	—

Total	1,942,950	17.63	1,308,275

Column (A) represents stock options and restricted stock outstanding under the Company’s 2006 Equity Incentive Plan. Future equity awards under the 2006 Equity Incentive Plan may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock, restricted performance stock, restricted stock units, stock awards or cash. Column (B) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock awards are not included in this calculation. Column (C) represents the maximum aggregate number of future equity awards that can be made under the 2006 Equity Incentive Plan as of December 31, 2006.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

We completed our mutual-to-stock conversion on June 23, 2005, in connection with which the Company sold an aggregate of 24,466,250 shares of common stock at a price of $10.00 per share. The Company’s common stock began trading on the Nasdaq National Market under the symbol “BFIN” on June 24, 2005, and the per share closing price of one share of the Company’s common stock on that date was $13.60. The following graph represents $100 invested in our common stock at the $13.60 per share closing price on June 24, 2005. The graph illustrates the comparison of the cumulative total returns for the common stock of the Company, the Russell 2000 Index, the NASDAQ Bank Index and the America’s Community Bankers NASDAQ Index for the periods indicated.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph below. We will not make or endorse any predictions as to future stock performance.

June 24, 2005 = 100

	6/24/2005	12/31/2005	12/31/2006
BankFinancial Corporation	100.00	107.94	132.36
Russell 2000 Index	100.00	107.49	127.24
NASDAQ Bank Index	100.00	103.94	116.64
America’s Community Bankers NASDAQ Index	100.00	104.94	118.97

ITEM 6.	SELECTED FINANCIAL DATA

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

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,613,122	$1,614,436	$1,492,782	$1,457,911	$1,490,726
Loans, net	1,329,915	1,231,891	1,091,952	1,067,248	1,077,932
Loans held-for-sale	298	375	5,531	5,280	11,166
Securities available-for-sale at fair value	117,853	248,238	268,093	257,520	233,572
Goodwill	22,579	10,865	10,865	10,865	10,865
Core deposit intangible	9,648	8,248	9,882	11,583	13,352
Deposits	1,129,585	1,067,874	1,115,696	1,073,897	1,054,762
Borrowings	138,148	191,388	264,742	268,225	307,180
Equity	326,015	328,777	94,888	96,687	103,498

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$94,086	$80,212	$66,738	$68,686	$82,633
Interest expense	37,489	28,802	23,470	30,552	38,765

Net interest income	56,597	51,410	43,268	38,134	43,868
Provision (credit) for loan losses	(136)	518	(22)	(579)	(422)

Net interest income after provision (credit) for loan losses	56,733	50,892	43,290	38,713	44,290
Noninterest income	10,509	8,665	8,618	8,355	6,424
Noninterest expense (1)	52,370	44,206	50,715	64,061	44,920

Income (loss) before income tax expense	14,872	15,351	1,193	(16,993)	5,794
Income tax expense (benefit)	4,826	4,278	(264)	(7,415)	748

Net income (loss)	$10,046	$11,073	$1,457	$(9,578)	$5,046

Basic earnings per common share	$0.45	$0.29	N.A.	N.A.	N.A.
Diluted earnings per common share	$0.45	$0.29	N.A.	N.A.	N.A.

N.A. – Not applicable

(footnotes on following page)

	At or For the Years Ended December 31,
	2006	2005	2004	2003	2002
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	0.61%	0.70%	0.10%	(0.66%)	0.33%
Return on equity (ratio of net income (loss) to average equity)	3.02	5.18	1.54	(9.98)	4.98
Net interest rate spread (2)	2.89	3.04	2.96	2.50	2.71
Net interest margin (3)	3.68	3.44	3.14	2.77	2.99
Efficiency ratio (4)	78.04	73.58	97.74	137.80	89.32
Noninterest expense to average total assets	3.19	2.79	3.46	4.39	2.89
Average interest-earning assets to average interest-bearing liabilities	132.67	120.45	110.49	111.72	110.76
Dividends declared per share	$0.18	$—	N.A.	N.A.	N.A.
Dividend payout ratio	44.3%	—	N.A.	N.A.	N.A.

Asset Quality Ratios:
Nonperforming assets to total assets	0.57%	0.36%	0.44%	0.60%	0.99%
Nonperforming loans to total loans	0.69	0.46	0.59	0.66	1.27
Allowance for loan losses to nonperforming loans	115.13	201.19	168.90	169.02	90.51
Allowance for loan losses to total loans	0.79	0.93	1.00	1.12	1.15
Net charge-offs (recoveries) to average loans outstanding	0.07	0.00	0.09	(0.01)	0.05

Capital Ratios:
Equity to total assets at end of period	20.21%	20.36%	6.36%	6.63%	6.94%
Average equity to average assets	20.25	13.48	6.45	6.58	6.53
Tier 1 leverage ratio (bank only)	15.05	13.82	7.12	7.18	7.59

Other Data:
Number of full service offices	18	16	16	16	16
Employees (full time equivalents)	438	451	446	482	483

(1)	Noninterest expense for the year ended December 31, 2004 includes $8.8 million of impairment loss on securities available-for-sale. Noninterest expense for the year ended December 31, 2003 includes $8.3 million of prepayment penalties related to the restructuring of Federal Home Loan Bank advances and $12.5 million of impairment loss on securities available-for-sale.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows focuses on the factors affecting our consolidated financial condition at December 31, 2006 and December 31, 2005, and our consolidated results of operations for the years ended December 31, 2006, 2005 and 2004. The consolidated financial statements and related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.

Overview

Loans. Net loans receivable increased by $98.0 million, or 8.0%, to $1.330 billion at December 31, 2006, from $1.232 billion at December 31, 2005. Non-residential real estate loans increased by $45.3 million. Commercial loans increased by $20.4 million. Commercial leases increased by $17.3 million. Multi-family real estate loans increased by $16.9 million. Construction and land loans increased by $4.5 million. One- to four-family residential mortgage loans decreased by $6.7 million.

Securities Available for Sale. Securities available for sale decreased $130.3 million, or 52.5%, to $117.9 million at December 31, 2006, from $248.2 million at December 31, 2005. The decrease reflected $81.0 million of securities acquired in our University National Bank acquisition, offset by sales of approximately $230.0 million of investment securities during the year. We continued to evaluate the securities available for sale portfolio for opportunities to improve yields and reduce liquidity volatility. The proceeds of these sales were used primarily to fund loan growth, retire maturing wholesale certificates of deposit and Federal Home Loan Bank advances, and to fund stock repurchases. Given the inverted yield curve during the latter half of 2006, we concluded that it was financially beneficial to reduce our holdings of investment securities and reduce wholesale funding.

Deposits. Deposits increased $61.7 million, or 5.8%, to $1.130 billion at December 31, 2006, from $1.068 billion at December 31, 2005. The increase reflects approximately $103.5 million in deposits relating to the University National Bank acquisition, including $32.9 million in non-interest-bearing deposits. Net of the University National Bank acquisition, deposits decreased $41.8 million, partially due to our retirement of $18.5 million in maturing wholesale certificates of deposit.

Borrowings. Borrowings decreased $53.3 million, or 27.8%, to $138.1 million at December 31, 2006, from $191.4 million at December 31, 2005. Consistent with our planning, we repaid borrowings with the proceeds of the securities sales that took place during the year, given the lack of profitable opportunities for reinvestment resulting from the inverted yield curve.

Stockholders’ Equity. Total stockholders’ equity totaled $326.0 million at December 31, 2006, compared to $328.8 million at December 31, 2005, due primarily to the repurchase of 977,300 shares of common stock at an aggregate cost of $17.3 million and the declaration of cash dividends totaling $4.4 million, which were partially offset by our 2006 net income of $10.0 million and a $3.2 million increase in accumulated other comprehensive income.

Net Income. We had net income of $10.0 million for the year ended December 31, 2006, compared to net income of $11.1 million in 2005 and $1.5 million in 2004. Our basic earnings per common share was $0.45 for the year ended December 31, 2006. Our basic earnings per share in 2005 was $0.29 which is calculated based only on the period of time from the completion of our mutual-to-stock conversion on June 23, 2005, through the period ended December 31, 2005. There were no common shares outstanding during 2004.

Net Interest Income. Net interest income increased $5.2 million to $56.6 million for the year ended December 31, 2006, from $51.4 million for the year ended December 31, 2005. Factors contributing to the increase in net interest income included a 24 basis point increase in our net interest margin to 3.68%, a $168.2 million increase in average loans to $1.300 billion, a $111.5 million decrease in average investment securities available-for-sale to $203.9 million and a $82.5 million decrease in average interest-bearing liabilities to $1.159 billion. In 2004, net interest income was $43.3 million.

Provision for Loan Losses. We recorded a credit for loan losses of $136,000 for the year ended December 31, 2006, compared to provision for loan losses of $518,000 in 2005 and a credit for loan losses of $22,000 for 2004.

Noninterest Income. Noninterest income increased to $10.5 million for the year ended December 31, 2006, compared to $8.7 million for 2005 and $8.6 million in 2004. Deposit service charges and fees increased by $310,000, insurance commissions and annuities income increased by $473,000 and title insurance agency commissions and fees increased by $395,000. There were $101,000 in gains on the sale of securities and $395,000 in gains on the disposition of premises and equipment recorded in 2006, compared to no gains or losses on the sale of securities and gains on the disposition of premises and equipment of $21,000 and $91,000 for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2004, we recorded net gains of $599,000 in gains on the sale of securities, and no gains or losses on the sale of securities in 2005.

Noninterest Expense. Noninterest expense for the year ended December 31, 2006 was $52.4 million, compared to $44.2 million for 2005 and $50.7 million for 2004. Noninterest expense for 2006 includes $5.4 million in stock-based compensation expense compared to $718,000 in 2005. Noninterest expense for 2004 included $8.8 million of pre-tax impairment losses on our Fannie Mae and Freddie Mac floating rate preferred stocks due to our application of SEC Staff Accounting Bulletin No. 59 (“SAB No. 59”) to those securities.

Income Taxes. We recorded income tax expense of $4.8 million for the year ended December 31, 2006, compared to $4.3 million for 2005 and an income tax benefit of $264,000 for 2004.

Key Strategic Initiatives And Events

Mutual-to-Stock Conversion. Our mutual-to-stock conversion was completed on June 23, 2005. In the conversion, we issued 24,466,250 shares of common stock in a subscription offering for $10.00 per share. The net proceeds of the subscription offering totaled $220.7 million, excluding $19.6 million in stock purchased by our ESOP.

Completed Acquisition. On April 5, 2006, the Company completed its acquisition of University National Bank, a privately held community bank with approximately $113 million in assets and $104 million in deposits, and two banking offices in the Hyde Park community in Chicago, Illinois, for approximately $24 million in cash. Immediately upon the completion of the stock purchase, University National Bank was merged into the Bank. The acquisition, which was accounted for under the purchase method of accounting, resulted in goodwill of $11.7 million and an other intangible of $3.3 million. The transaction was treated, for federal and state income tax purposes, as a purchase of University National Bank’s assets pursuant to applicable provisions of the Internal Revenue Code, making the goodwill and core deposit intangible arising from the transaction tax-deductible over a period of 15 years. University National Bank’s results of operations have been included in the Company’s results of operations only since the effective date of the acquisition.

Stock Repurchase Program. On August 30, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to 2,446,625 shares of its common stock, which represented approximately 10% of the Company’s issued and outstanding shares of common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Company’s Board of Directors. The authorization will expire on March 31, 2007. As of December 31, 2006, we had repurchased 977,300 shares of common stock at an aggregate cost of $17.3 million under this authorization.

Quarterly Cash Dividends. The Board of Directors declared our first quarterly cash dividend of $0.06 per share on March 29, 2006 for payment in the second quarter, and subsequently paid quarterly dividends of $0.06 in each of the third and fourth quarters. Total cash dividends paid in 2006 were $4.4 million. On January 31, 2007, the Board of Directors declared an increased quarterly dividend of $0.07 per share payable on March 2, 2007.

Investment Securities Portfolio Sales. During 2006, we sold approximately $230.0 million of investment securities. The sales of the securities occurred for several reasons. First, we increased borrowings during the first quarter of

2006 to provide short-term funding for targeted loan originations in anticipation of the closing of our acquisition of University National Bank, and consistent with our planning, we repaid the increased borrowings with the proceeds of the sale of a substantial portion of University National Bank’s securities portfolio following our closing of the acquisition. Second, given the inverted yield curve that existed during the last half of 2006 and the diminishing effect it had on the profitability of investment securities, we used some of the proceeds of the sales to further reduce our balances of higher-cost borrowings or wholesale deposits. In addition, we may reinvest a portion of the sale proceeds in bank-owned life insurance in an effort to mitigate existing and potential employee benefits expense.

Equity Incentive Plan. On June 27, 2006, the Company’s stockholders approved the BankFinancial Corporation 2006 Equity Incentive Plan, which authorized the Human Resources Committee of the Board of Directors of the Company to grant a variety of cash-based and equity-based incentive awards, including stock options, stock appreciation rights, restricted stock, performance shares and other incentive awards, to employees and directors aggregating up to 3,425,275 shares of the Company’s common stock. Subsequently in 2006, the Human Resources Committee granted stock options to purchase 1,301,000 shares of the Company’s common stock and 816,000 shares of restricted stock to certain employees and directors of the Company. The 2006 Equity Incentive Plan was established by the Board of Directors to promote the long-term financial success of the Company, to attract, retain and reward persons who can and do contribute to such success, and to further align the participants’ interests with those of the Company’s stockholders.

Economic And Competitive Conditions

Business conditions remained relatively stable during 2006. Despite intensifying pressures throughout the year on credit spreads and overall yields on higher-quality loans to commercial borrowers and lessees, we experienced loan growth rates in the multi-family, commercial real estate, commercial loan and commercial lease portfolios that modestly exceeded our expectations. We do not necessarily anticipate these annualized growth rates continuing into 2007 absent fundamental changes to market conditions. Construction loans remained essentially constant, with disbursements on existing projects slightly exceeding repayments on sold properties. Consistent with our expectations for 2006 and 2007, residential loans decreased, with home equity loans declining somewhat more than expected due to continuing competition both as to price and underwriting standards. We expect the pressures on the credit spreads and the underwriting standards on loans to continue in 2007.

The overall portfolio quality of multi-family and commercial real estate portfolios remained stable. The healthcare loan portfolio continued to receive priority resolution attention with our exposure expected to continue its decline in 2007. Our construction loan portfolio quality remained stable in 2006 but as absorption periods lengthen, we will continue to closely monitor our borrowers’ capability to continue making debt service payments on their construction projects and fund any unbudgeted construction costs. Our portfolios of commercial leases and loans remained consistent in 2006; we expect the portfolio to generally follow the strength of the overall US and global economy in terms of credit performance for 2007. Overall residential loan portfolio quality also remained consistent as we continue to underwrite loans consistent with our historical standards.

Competition for deposits, especially in the rates paid on money market and certificate of deposit accounts, steadily intensified throughout the year. The addition of University National Bank and our generally competitive position during the year mitigated the effect of these trends on deposit retention and growth rates as of December 31, 2006, but a greater impact is likely in 2007 if conditions persist. Our concerns remain about the migration of long-term core deposits to higher-rate accounts and to out-of-market institutions. We will continue to focus on new small business accounts in 2007 as our 2006 marketing efforts resulted in a somewhat faster growth rate in new account openings and enrollments in business-related services such as merchant processing and cash management in the second half of the year. We also noted that competition for lower-cost checking customers is also impacting the predictability of non-interest income related to deposit accounts as customers may respond more frequently to highly aggressive promotions of overdraft protection plans and other “no-fee” offers on these account types.

Though the net interest margin and net interest spread values exhibited stable to positive behavior during 2006, we believe that narrowing commercial credit spreads, coupled with future deposit migration risk, make it likely that the Company will experience some future compression in these vital measurements. The principal drivers of any such compression will be the current pricing conditions for high-quality organic loan growth, together with actions needed to retain valuable commercial credit customers and deposit customers in addition to the continuing adverse effects of the current yield curve.

The addition of University National Bank and the adoption of the 2006 Equity Incentive Plan increased non-interest expenses during 2006. We continue our reviews of products, services and functions to ensure they are appropriate to current and anticipated business conditions as well as the core focus of the Company. Of primary importance is the ongoing targeting of resources to core customer service, internal controls and compliance and our outreach efforts for new customers within our communities. We believe that one of the principal ways to deliver results for stockholders in this difficult operating environment is to optimize the organization’s discretionary expenditures towards those customer segments that most closely align to the Company’s commercial community bank mission.

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

Intangible Assets. Acquisitions accounted for under purchase accounting must follow Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires us to record as assets on our financial statements both goodwill, an intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired, and identifiable intangible assets such as core deposit intangibles and non-compete agreements. Under SFAS No. 142, we evaluate goodwill at least annually, or when business conditions suggest an impairment may have occurred, for impairment, and we will reduce its carrying value through a charge to earnings if impairment exists. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by us to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates that we used to determine the carrying value of our goodwill and identifiable intangible assets or which otherwise adversely affect their value or estimated lives could have a material adverse impact on our results of operations. As of December 31, 2006, our intangible assets consisted of goodwill of $22.6 million and core deposit intangibles of $9.6 million.

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

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. No valuation allowances were required at December 31, 2006. Although we have determined a valuation allowance is not required for any deferred tax assets, there is no guarantee that these assets will be recognizable in the future.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Balance Sheet

Total assets decreased $1.3 million, or 0.1%, to $1.613 billion at December 31, 2006, from $1.614 billion at December 31, 2005, due primarily to the combined effect of sales of investment securities, reductions in wholesale deposits and Federal Home Loan Bank borrowings, deposit declines and cash expenditures to fund stock repurchases, dividend payments and our acquisition of University National Bank, the effect of which was partially offset by an increase in net loans receivable.

Our loan portfolio consists primarily of investment and business loans, which make up approximately 69.7% of our gross loans. Net loans receivable increased by $98.0 million, or 8.0%, to $1.330 billion at December 31, 2006, from $1.232 billion at December 31, 2005. Commercial leases increased by $17.3 million, or 14.2%, to $139.2 million. Commercial loans increased by $20.4 million, or 29.5%, to $89.3 million. Multi-family real estate loans increased by $16.9 million, or 6.0%, to $297.1 million. Construction and land loans increased by $4.5 million, or 5.6%, to $85.2 million. One- to four-family residential mortgage loans decreased by $6.7 million, or 1.6%, to $397.5 million.

The allowance for loan losses decreased by $892,000 from December 31, 2005 to December 31, 2006, due principally to a $1.4 million decrease in the portion of the allowance for loan losses that we allocated to impaired loans pursuant to SFAS No. 114, offset by a $509,000 increase in the portion of the allowance that we allocated to general loan and lease losses pursuant to SFAS No. 5. Of the $1.4 million decrease in SFAS No. 114 allocated reserves, $693,000 resulted from a charge-off of a fully reserved commercial loan due to the conclusion of legal proceedings. We acquired this loan in our acquisition of Success Bancshares in 2001 and have been maintaining specific reserves against it since we closed that acquisition. As a result of the combined effect of this activity, we recorded a credit for loan losses of $136,000 for the year ended December 31, 2006.

Net securities available-for-sale decreased $130.3 million, or 52.5%, to $117.9 million at December 31, 2006, from $248.2 million at December 31, 2005. The decrease was primarily the result of the sale of $230.0 million of investment securities and $81.8 million of principal repayments, offset by $81.0 million of investment securities acquired in the University National Bank transaction. The proceeds of the sale of these securities were used principally to fund loan growth, retire maturing wholesale certificates of deposits and maturing Federal Home Loan Bank advances, and fund stock repurchases. We continue to evaluate the securities available for sale portfolio for opportunities to improve yields and reduce liquidity volatility.

Cash and cash equivalents increased by $29.3 million to $67.3 million at December 31, 2006, compared to $38.0 million at December 31, 2005. Other assets decreased by $4.9 million, or 41.2%, to $7.0 million at December 31, 2006, from $11.9 million at December 31, 2005, principally due to a decrease in deferred taxes.

Deposits increased $61.7 million, or 5.8%, to $1.130 billion at December 31, 2006, from $1.068 billion at December 31, 2005. The increase was primarily due to the $103.5 million in deposits resulting from the acquisition of University National Bank, offset by net outflows in core deposits and reductions in wholesale deposits. Core deposits (savings, money market, noninterest bearing demand and NOW accounts) increased $66.7 million, or 9.3%, totaling 69.4% of total deposits at December 31, 2006, compared to 67.2% of total deposits at December 31, 2005.

Borrowings decreased $53.3 million, or 27.8%, to $138.1 million at December 31, 2006, from $191.4 million at December 31, 2005. The decrease in borrowings was due in part to the impact of our near term strategy to sell a portion of our investment securities and use the net proceeds to reduce wholesale funding in order to mitigate the impact of the inverted yield curve environment.

Total stockholders’ equity was $326.0 million at December 31, 2006, compared to $328.8 million at December 31, 2005. Total stockholders’ equity at December 31, 2006 reflected the repurchase and retirement of 977,300 shares of common stock at an aggregate cost of approximately $17.3 million, cash dividends declared totaling $4.4 million, which were partially offset by $3.0 million in unrealized net gains on securities available-for-sale, net of tax, and net income of $10.0 million.

Loan Portfolio

We originate multi-family mortgage loans, nonresidential real estate loans, commercial loans, commercial leases, and construction and land loans. In addition, we originate one- to four-family residential mortgage loans and consumer loans. We also purchase and sell loan participations from time to time. The following briefly describes our principal loan products.

Multi-family Mortgage Loans. Loans secured by multi-family mortgages totaled approximately $297.1 million, or 22.2% of our total loan portfolio, at December 31, 2006. Multi-family mortgage loans generally are secured by multi-family rental properties, such as apartment buildings, including subsidized apartment units. The majority of our multi-family mortgage loans have adjustable interest rates following an initial fixed-rate period, typically between three and five years.

Nonresidential Real Estate Loans. Loans secured by nonresidential real estate totaled $320.7 million, or 24.0% of our total loan portfolio at December 31, 2006. We emphasize nonresidential real estate loans with initial principal balances between $1.0 million and $5.0 million. The nonresidential real estate properties securing these loans are predominantly office buildings, light industrial buildings, shopping centers and mixed-use developments and, to a lesser extent, more specialized properties such as nursing homes and other healthcare facilities. Substantially all of our nonresidential real estate loans are secured by properties located in our primary market area. Our nonresidential real estate loans are typically written as three- or five-year adjustable-rate mortgage loans or mortgage loans with balloon maturities of three or five years. Amortization of these loans is typically based on 20- to 25-year payout schedules. We also originate some 15-year fixed-rate, fully amortizing loans.

Commercial Loans. Commercial loans amounted to $89.3 million, or 6.7% of the total loan portfolio at December 31, 2006. These totals include unsecured commercial loans with an aggregate outstanding balance of $10.1 million. We generally make commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to five years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index.

Commercial Leases. Commercial leases totaled $139.2 million, or 10.4% of our total loan portfolio at December 31, 2006. Our commercial leases are secured primarily by technology equipment and other capital equipment through an assignment of the lease and a security interest in the equipment being leased. Leases generally are non-recourse to the leasing company. Consequently, we underwrite leases by examining the creditworthiness of the lessee rather than the lessor. The lessee acknowledges our security interest in the leased equipment and agrees to send lease payments directly to us. Lessees tend to be publicly-traded companies with investment-grade rated debt or companies that have not issued public debt and therefore do not have a public debt rating. We require that a minimum of 50% of our commercial leases be to companies with an investment grade public debt rating by Moody’s or Standard & Poors, or an equivalent rating. Commercial leases to these entities have a maximum maturity of ten years and a maximum outstanding credit exposure of $7.3 million to any single entity. Leases to companies without public debt ratings generally involve companies with net worth in excess of $25.0 million and are subjected to the same internal credit analysis as any other commercial customer. Commercial leases to these lessees have a maximum maturity of five years and a maximum outstanding credit exposure of $5.0 million.

Construction and Land Loans. Construction and land loans amounted to $85.2 million, or 6.4% of the total loan portfolio at December 31, 2006. These loans generally consist of land acquisition loans to help finance the purchase of land intended for further development, including single-family houses, multi-family housing and commercial income property, development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder, often in conjunction with development loans. In general, the maximum loan-to-value ratio for a land acquisition loan is 65% of the appraised value of the property, and the maximum term of these loans is two years. The maximum amount loaned on a development loan is generally limited to the cost of the improvements, and advances are made in accordance with a schedule reflecting the cost of the improvements. Advances are generally limited to 90% of actual construction costs and, as required by applicable regulations, a 75% loan to completed appraised value ratio.

One- to Four-Family Residential Mortgage Lending. Conforming and non-conforming fixed-rate and adjustable-rate residential mortgage loans totaled $397.5 million, or 29.7% of our total loan portfolio at December 31, 2006, including home equity loans and lines of credit totaling $10.7 million, or 0.8% of our total loan portfolio, and $75.9 million, or 5.7% of our total loan portfolio, respectively. We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which is currently $417,000 for single-family homes. At December 31, 2006, our adjustable-rate residential mortgage loan portfolio totaled $223.7 million, and included $11.4 million in loans that reprice once a year and $212.3 million in loans that reprice periodically after an initial fixed-rate period of three years or more. During 2005, we securitized some of our conforming adjustable-rate residential mortgage loans and retained the servicing rights. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential	$397,545	29.71%	$404,196	32.63%	$362,701	32.97%	$350,275	32.54%	$453,884	42.00%
Multi-family mortgage	297,131	22.21	280,238	22.62	241,713	21.97	240,733	22.36	212,441	19.65
Nonresidential real estate	320,729	23.97	275,418	22.23	277,380	25.22	270,128	25.09	251,459	23.27
Construction and land	85,222	6.37	80,705	6.52	59,369	5.40	64,403	5.98	36,879	3.41
Commercial loans	89,346	6.68	68,988	5.58	63,727	5.79	67,950	6.31	79,459	7.35
Commercial leases	139,164	10.40	121,898	9.84	86,362	7.85	72,962	6.78	37,166	3.44
Consumer	3,869	0.29	2,022	0.16	2,755	0.25	3,502	0.32	3,909	0.36
Other (1)	4,959	0.37	5,219	0.42	6,044	0.55	6,621	0.62	5,572	0.52

Total loans	1,337,965	100.00%	1,238,684	100.00%	1,100,051	100.00%	1,076,574	100.00%	1,080,769	100.00%

Loans in process	148		2,180		824		993		8,466
Net deferred loan origination costs	2,424		2,541		2,096		1,715		1,158
Allowance for loan losses	(10,622)		(11,514)		(11,019)		(12,034)		(12,461)

Total loans, net	$1,329,915		$1,231,891		$1,091,952		$1,067,248		$1,077,932

(1)	Includes municipal loans.

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2006. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

Scheduled Repayments of Loans:	Within 1 Year	One Year Through Five Years	Beyond Five Years	Total
	(Dollars in thousands)
One- to four-family residential	$82,808	$22,033	$292,704	$397,545
Multi-family mortgage	15,599	69,379	212,153	297,131
Nonresidential real estate	73,752	193,167	53,810	320,729
Construction and land	84,947	—	275	85,222
Commercial loans, leases and other	84,652	136,882	11,935	233,469
Consumer	2,036	1,501	332	3,869

Total loans	$343,794	$422,962	$571,209	$1,337,965

				Total

Loans maturing after one year:
Predetermined (fixed) interest rates				$465,742
Adjustable interest rates				528,429

Total loans				$994,171

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

At December 31, 2006, we had nonaccrual loans of $9.2 million, an increase of $3.5 million from December 31, 2005. Increases in nonaccrual loans occurred in nonresidential real estate loans ($1.9 million), one- to four-family residential loans ($728,000), multifamily real estate loans ($688,000) and commercial loans ($260,000). No interest income was recognized on these nonaccrual loans. The gross interest income that would have been recorded at December 31, 2006 had the nonaccrual loans remained on accrual status in 2006 totaled $391,000.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned (“REO”) until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At December 31, 2006, we had no REO.

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets at the dates indicated.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family residential	$2,212	$1,484	$1,725	$2,793	$4,233
Multi-family mortgage	1,165	477	1,226	—	751
Nonresidential real estate	4,378	2,464	2,093	3,616	7,298
Construction and land	—	—	—	345	—
Commercial loans	1,419	1,159	1,259	366	1,486
Commercial leases	47	139	221	—	—
Consumer	5	—	—	—	—

Total nonperforming loans	9,226	5,723	6,524	7,120	13,768

Real estate owned:
One- to four-family residential	—	153	—	749	723
Nonresidential real estate	—	—	—	—	230
Land	—	—	—	885	—

Total real estate owned	—	153	—	1,634	953

Total nonperforming assets	$9,226	$5,876	$6,524	$8,754	$14,721

Ratios:
Nonperforming loans to total loans	0.69%	0.46%	0.59%	0.66%	1.27%
Nonperforming assets to total assets	0.57	0.36	0.44	0.60	0.99

Risk Classification of Assets

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in assets classified substandard with the added characteristic that the weaknesses present also make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.

On the basis of our review of our assets at December 31, 2006, classified assets consisted of substandard assets of $24.0 million and doubtful assets of $371,000, and we had no loans classified as loss assets. The classified assets total includes $8.8 million of nonperforming loans. Included in substandard assets are $17.8 million of loans to healthcare providers. As of December 31, 2006, we had not taken any charge-offs on these types of loans, but we established a specific loan loss reserve allowance in the amount of $253,000 for loans to one health care borrower with an aggregate principal balance of $6.3 million. At December 31, 2006 we also classified loans to a second health care borrower as substandard based on weaknesses in the financial performance of, and untimely or incomplete financial statements for, certain nursing homes operated by this borrower, which had an aggregate principal balance of $5.5 million. We did not establish a specific loan loss allowance for this relationship at this time and these loans were current on their loan payments to us as of December 31, 2006. Also classified at December 31, 2006 were two well-secured commercial real estate loans to a single borrower totaling $2.2 million; these loans were brought current in the first quarter of 2007 through the borrower’s exercise of its statutory right to reinstate the loans during a foreclosure proceeding that we initiated. As of December 31, 2006, we had $12.1 million of assets designated as special mention.

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

We acquired a portfolio of highly-seasoned residential mortgage loans in 2006 with an approximate balance at December 31, 2006 of $16.2 million from a loan servicing company. We also acquired a portfolio of commercial loans in 2005 with an approximate balance at December 31, 2006 of $4.6 million from the same loan servicing company. The loan servicing company filed a Chapter 11 bankruptcy petition in late December, 2006, thus creating substantial doubt as to the value of its recourse obligation if we experience any losses in the acquired residential loan portfolio. The bankruptcy court appointed a bankruptcy trustee in late January, 2007. The bankruptcy trustee has suspended servicing remittances to all loan servicing clients of the debtor pending the completion of an accounting and further direction from the bankruptcy court, and as a result, we have not received the monthly scheduled servicing remittances that were due in January, 2007 and February, 2007, which approximate $350,000 each month. The bankruptcy trustee recently reported that the loan servicing trust account has a current balance in excess of $4.6 million, but that the trust account is substantially out of balance and is insufficient to pay all of the debtor’s obligations to its servicing clients. On March 2, 2007, the Bankruptcy Court entered an order permitting the Company to transfer the servicing of these loans. The Company has arranged for a substitute loan servicing company and the transfer is now in process. The Bankruptcy Court also established a timetable by which the Trustee will provide an accounting of all funds and documents in the Trustee’s possession and perform other tasks related to the transfer of the loan servicing rights. We have engaged counsel to seek a turnover of past servicing remittances that have not been paid, and to defend against competing claims that have been asserted to the serviced loans or the servicing remittances. We have not yet established any specific reserves for these purchased loans pending the receipt of additional information and future developments in the bankruptcy proceeding, including the outcome of the Trustee’s reports scheduled for late March, 2007 or early April, 2007.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$11,514	$11,019	$12,034	$12,461	$13,465

Charge-offs:
One- to four-family residential	—	—	—	(29)	(100)
Multi-family mortgage	—	—	—	—	(31)
Nonresidential real estate	—	—	(1,127)	—	(70)
Construction and land	—	—	—	—	—
Commercial loans	(946)	(49)	(218)	(368)	(1,046)
Commercial leases	—	—	—	—	—
Consumer	(26)	(66)	(48)	(36)	(45)

Total charge-offs	(972)	(115)	(1,393)	(433)	(1,292)

Recoveries:
One- to four-family residential	—	—	68	26	286
Multi-family mortgage	—	—	—	—	—
Nonresidential real estate	—	—	—	275 (1)	275 (1)
Construction and land	—	—	—	—	—
Commercial loans	—	88	311	278	—
Commercial leases	—	—	—	—	149
Consumer	4	4	21	6	—

Total recoveries	4	92	400	585	710

Net (charge-offs) recoveries	(968)	(23)	(993)	152	(582)
Allowance of acquired bank	212	—	—	—	—
Provision (credit) for loan losses	(136)	518	(22)	(579)	(422)

Balance at end of year	$10,622	$11,514	$11,019	$12,034	$12,461

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.07%	0.00%	0.09%	(0.01)%	0.05%
Allowance for loan losses to nonperforming loans	115.13	201.19	168.90	169.02	90.51
Allowance for loan losses to total loans	0.79	0.93	1.00	1.12	1.15

(1)	Recoveries relate to loans previously charged off by Success Bancshares.

Net Charge-offs and Recoveries

Net charge-offs increased by $945,000 to $968,000 for the year ended December 31, 2006, from $23,000 for the year ended December 31, 2005. Total charge-offs increased by $857,000 to $972,000 for the year ended December 31, 2006, from $115,000 for the year ended December 31, 2005. Total recoveries in 2006 decreased by $88,000.

Net charge-offs decreased by $970,000 to $23,000 for the year ended December 31, 2005, from $993,000 for the year ended December 31, 2004. Total charge-offs decreased by $1.3 million to $115,000 for the year ended December 31, 2005, from $1.4 million for the year ended December 31, 2004. Total recoveries in 2005 decreased by $308,000 compared to 2004. Total recoveries in 2004 included a $300,000 recovery on a commercial loan that Success National Bank had charged-off prior to our acquisition of Success Bancshares.

The credit for loan losses was $136,000 in 2006 compared to provision for loan losses of $518,000 in 2005 and a credit for loan losses of $22,000 in 2004.

Allocation of Allowance for Loan Losses

The following table sets forth our allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2006			2005			2004
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential	$1,855	$397,545	29.71%	$1,418	$404,196	32.63%	$1,289	$362,701	32.97%
Multi-family mortgage	1,908	297,131	22.21	2,102	280,238	22.62	1,950	241,713	21.97
Nonresidential real estate	2,846	320,729	23.97	3,423	275,418	22.23	3,304	277,380	25.22
Construction and land	1,120	85,222	6.37	1,210	80,705	6.52	899	59,369	5.40
Commercial loans	1,667	89,346	6.68	2,362	68,988	5.58	2,736	63,727	5.79
Commercial leases	1,112	139,164	10.40	718	121,898	9.84	543	86,362	7.85
Consumer	40	3,869	0.29	17	2,022	0.16	18	2,755	0.25
Other (1)	74	4,959	0.37	104	5,219	0.42	121	6,044	0.55
Unallocated	—	—	—	160	—	—	159	—	—

Total	$10,622	$1,337,965	100.00%	$11,514	$1,238,684	100.00%	$11,019	$1,100,051	100.00%

	At December 31,
	2003			2002
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential	$1,322	$350,275	32.54%	$1,643	$453,884	42.00%
Multi-family mortgage	1,797	240,733	22.36	1,592	212,441	19.65
Nonresidential real estate	4,313	270,128	25.09	5,410	251,459	23.27
Construction and land	976	64,403	5.98	553	36,879	3.41
Commercial loans	2,908	67,950	6.31	2,727	79,459	7.35
Commercial leases	365	72,962	6.78	186	37,166	3.44
Consumer	26	3,502	0.32	51	3,909	0.36
Other (1)	166	6,621	0.62	139	5,572	0.52
Unallocated	161	—	—	160	—	—

Total	$12,034	$1,076,574	100.00%	$12,461	$1,080,769	100.00%

(1)	Includes municipal loans.

Investment Securities

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

At December 31, 2006, our debt securities consisted of mortgage-backed pass-through securities issued or sponsored by Fannie Mae, Freddie Mac or Ginnie Mae, collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”) guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, SBA guaranteed loan participation certificates, Federal agency notes, and municipal securities. Our equity securities consisted almost entirely of shares of two floating rate preferred stocks issued by Freddie Mac, a government-sponsored entity and one Freddie Mac fixed-rate preferred stock. All securities were classified as available for sale pursuant to SFAS No. 115 as of December 31, 2006, 2005 and 2004.

We hold the FHLBC common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost and fair value of our FHLBC common stock as of December 31, 2006 was $15.6 million based on its par value. There is no market for our FHLBC common stock. Due to our receipt of stock dividends and a reduction of our outstanding FHLBC advances, we owned shares of FHLBC common stock at December 31, 2006 with a par value that was $7.2 million more than we were required to own, to maintain our membership, in the Federal Home Loan Bank System and to be eligible to obtain advances (“excess” or “voluntary” capital stock).

During 2006, the FHLBC was allowed to carry out limited redemptions of excess or voluntary capital stock. We redeemed $9.8 million of excess or voluntary FHLBC capital stock during the year.

The following table sets forth the composition, amortized cost and fair value of our securities available for sale at the dates indicated.

	At December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment Securities:
Municipal securities	$2,660	$2,711	$3,085	$3,145	$3,470	$3,464
SBA guaranteed loan participation certificates	628	623	1,859	1,853	1,958	1,941
Equity securities:
Freddie Mac	38,275	43,112	65,600	67,375	65,600	63,960
Fannie Mae	—	—	18,360	19,795	18,360	18,360
Other debt securities	45,746	45,723	—	—	—	—

Total investment securities available-for-sale	87,309	92,169	88,904	92,168	89,388	87,725

Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	14,506	14,630	146,433	143,098	161,768	161,002
Freddie Mac	3,967	3,971	10,182	10,009	16,360	16,166
Ginnie Mac	1,238	1,202	1,349	1,321	1,504	1,500
CMOs and REMICs	5,841	5,881	1,615	1,642	1,673	1,700

Total mortgage-backed securities available-for-sale	25,552	25,684	159,579	156,070	181,305	180,368

Total securities available-for-sale	$112,861	$117,853	$248,483	$248,238	$270,693	$268,093

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

The Company evaluated the securities in its investment portfolio that had significant declines in fair value at December 31, 2006 and 2005, and concluded that the declines were primarily attributable to changes in market interest rates rather than credit quality or other issuer-specific factors. Since the Company had the ability and intent at December 31, 2006, to hold these investments until a recovery occurred or the securities matured, and the carrying cost of these securities was projected to recover as market interest rates change and or the securities approached maturities, the Company did not consider the declines in fair value to be other-than-temporary impairments. No unrealized losses existed at December 31, 2006 or 2005 with respect to our marketable equity securities, including our Freddie Mac floating rate preferred stocks. The Company previously reduced the combined carrying value of certain of the Fannie Mae and Freddie Mac preferred stocks by recording an impairment charge of $8.8 million for the year ended December 31, 2004.

Portfolio Maturities and Yields. The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2006 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis as the amount is immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	$—	—%	$—	—%	$1,850	5.14%	$12,656	6.24%	$14,506	6.10%	$14,630
Freddie Mac	—	—	42	6.42	239	5.24	3,686	5.75	3,967	5.73	3,971
Ginnie Mae	—	—	—	—	—	—	1,238	5.11	1,238	5.11	1,202
CMOs and REMICs	10	5.88	1,251	5.17	681	5.45	3,899	5.91	5,841	5.70	5,881

Total	10	5.88	1,293	5.21	2,770	5.22	21,479	6.03	25,552	5.90	25,684

Investment Securities:
Municipal securities	450	4.06	1,695	4.32	515	4.47	—	—	2,660	4.31	2,711
SBA guaranteed loan participation certificates	—	—	—	—	—	—	628	5.94	628	5.94	623
Corporate bonds and other securities	45,746	4.97	—	—	—	—	—	—	45,746	4.97	45,723
Equity securities	—	—	—	—	—	—	38,275	5.85	38,275	5.85	43,112

Total	46,196	4.96	1,695	4.32	515	4.47	38,903	5.86	87,309	5.34	92,169

Total securities available-for-sale	$46,206	4.96%	$2,988	4.71%	$3,285	5.11%	$60,382	5.92%	$112,861	5.47%	$117,853

Sources of Funds

Deposits. At December 31, 2006, our deposits totaled $1.130 billion. Interest-bearing deposits totaled $995.5 million and noninterest-bearing demand deposits totaled $134.1 million. NOW, savings and money market deposits totaled $650.0 million at December 31, 2006. Demand deposits at December 31, 2006 included $8.2 million in internal checking accounts, such as bank cashier checks and money orders, and $11.2 million in title insurance escrow funds. At December 31, 2006, we had a total of $345.5 million in certificates of deposit, of which $281.1 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service, competitive pricing, our Internet Branch and related deposit services such as cash management to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits because they are more difficult to retain than core deposits. At December 31, 2006, we had a total of $10.4 million of brokered certificates of deposits.

The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	Years Ended December 31,
	2006			2005			2004
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Retail	$33,020	3.00%	—%	$23,512	2.10%	—%	$23,643	2.15%	—%
Commercial	90,594	8.24	—	85,435	7.62	—	79,455	7.22	—

Total demand deposits	123,614	11.24	—	108,947	9.72	—	103,098	9.37	—
NOW deposits	241,378	21.95	1.71	268,404	23.93	0.85	232,193	21.10	0.54
Savings deposits	123,413	11.22	0.83	128,867	11.49	0.78	134,491	12.22	0.61
Money market deposits	252,109	22.93	4.00	223,334	19.92	2.84	181,596	16.50	1.47
Certificates of deposit	359,119	32.66	4.10	391,883	34.94	2.79	449,218	40.81	2.11

Total deposits	$1,099,633	100.00%		$1,121,435	100.00%		$1,100,596	100.00%

The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2006.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$77,326	$63,756	$58,184	$51,394	$250,660
Certificates of deposit of $100,000 or more	33,118	32,730	16,012	12,930	94,790

Total of certificates of deposit	$110,444	$96,486	$74,196	$64,324	$345,450

Borrowings. Our borrowings consist primarily of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance at end of year	$138,148	$191,388	$264,742
Average balance during year	183,286	229,355	251,331
Maximum outstanding at any month end	241,048	274,311	268,832
Weighted average interest rate at end of year	4.30%	3.72%	2.97%
Average interest rate during year	4.11%	3.58%	3.69%

At December 31, 2006, we had the ability to borrow an additional $167.0 million under our credit facilities with the FHLBC. Furthermore, we had unpledged securities that could be used to support borrowings in excess of $47.0 million.

At December 31, 2006, we had available pre-approved overnight federal funds borrowing capacity of $65.0 million. At December 31, 2006, there were no outstanding federal funds borrowings. At December 31, 2006, we also had a line of credit available with the Federal Reserve Bank of Chicago for $20.3 million. At December 31, 2006, there was no outstanding balance on the line of credit.

Comparison of Operating Results For the Years Ended December 31, 2006, 2005 and 2004

Comparability Considerations

Mutual-to-Stock Conversion. Our operating results for the years ended December 31, 2006, 2005 and 2004 do not lend themselves to ready comparison due to, among other things, various factors relating to the consummation of our mutual-to-stock conversion in June of 2005, including cash inflows resulting from stock subscription order receipts and the issuance of common stock, cash outflows resulting from subscription order refunds, the transitory impact that refundable subscription order receipts had on earnings and deposit balances during the second and third quarters of 2005 and the subsequent deployment of the net proceeds of the subscription offering.

Comparison of Year 2006 to 2005. In 2006, we acquired University National Bank in the second quarter of 2006 and the second half of the year included expenses related to equity-based compensation. These and other related factors had varying degrees of impact on the changes that occurred to our financial condition and operating results between the years ended December 31, 2006 and 2005, including changes to the composition of our assets and liabilities that affected our results of operation.

Comparison of Year 2005 to 2004. In 2004 we recorded impairment losses relating to our Fannie Mae and Freddie Mac floating rate preferred stocks due to our application of SAB No. 59 to those securities, and yield adjustment amortization expense in 2004 and 2005 relating to our restructuring of $170.0 million of Federal Home Loan Bank borrowings in July 2003. These and other related factors had varying degrees of impact on the changes that occurred to our financial condition and operating results between the years ended December 31, 2005 and 2006, including changes to the composition of our assets and liabilities that affected our results of operation.

Net Income

Comparison of Year 2006 to 2005. We recorded net income of $10.0 million for the year ended December 31, 2006, compared to net income of $11.1 million for the year ended December 31, 2005. The principal factors affecting the change in net income from year to year included a $5.2 million, or 10.1%, increase in our net interest income; a $1.8 million, or 21.3%, increase in noninterest income; and a $654,000 decrease in our provision for loan losses. These increases were offset by a $8.2 million, or 18.5%, increase in noninterest expense; and a $548,000, or 12.8%, increase in income tax expense. Our net income for the full year 2006 and for the last six months of 2005 was favorably affected by the completion of our mutual-to-stock conversion on June 23, 2005, and reflected increased interest income and reduced interest expense on borrowings resulting from our deployment of the net proceeds from the subscription offering undertaken in connection with the mutual-to-stock conversion, which totaled $220.7 million (excluding the $19.6 million in stock purchased by our ESOP), to increase average interest-earning assets and reduce average borrowings and wholesale deposits. Our operating results for 2006 included $5.4 million in expenses for equity-based compensation and benefits, compared to $717,000 for 2005, relating to equity-based awards that were made during the third and fourth quarters of 2006 pursuant to the Equity Incentive Plan that our stockholders approved in June of 2006, and additional expenses arising from our first full year of making contributions to the ESOP that we established in connection with our mutual-to-stock conversion in June of 2005. Our 2005 net income was also negatively affected by a $388,000 yield adjustment amortization expense, pre-tax, relating to our restructuring of $170.0 million of Federal Home Loan Bank borrowings in July 2003. There was no remaining yield adjustment amortization expense recorded during 2006. Our earnings per share of common stock for year ended December 31, 2006 was $0.45 per share. Earnings per share for the year ended December 31, 2005 was $0.29 and only includes the net income for the period for which common shares were outstanding which was from the completion of our mutual-to-stock conversion on June 23, 2005 through December 31, 2005.

Comparison of Year 2005 to 2004. We recorded net income of $11.1 million for the year ended December 31, 2005, compared to net income of $1.5 million for the year ended December 31, 2004. Our 2005 net income was favorably affected by the completion of our mutual-to-stock conversion on June 23, 2005, and reflected increased interest income and reduced interest expense on borrowings resulting from our deployment of the net proceeds from the subscription offering undertaken in connection with the mutual-to-stock conversion, which totaled $220.7 million (excluding the $19.6 million in stock purchased by our ESOP), to increase average interest earning assets and reduce average borrowings and wholesale deposits. Our 2004 net income was negatively affected, in part, by our recording an $8.8 million impairment loss, pre-tax, on our Fannie Mae and Freddie Mac floating rate preferred stocks due to our application of SAB No. 59 to those securities. The impairment loss reduced our 2004 net income by $5.3 million, after-tax. Our 2004 net income was also negatively affected by a $2.5 million yield adjustment amortization expense, pre-tax, relating to our restructuring of $170.0 million of Federal Home Loan Bank borrowings in July 2003 compared to $388,000 recorded in 2005. The yield adjustment amortization expense reduced our 2004 and 2005 net income by $1.5 million and $234,000, after tax, respectively. Earnings per share for the year ended December 31, 2005 is reported as $0.29 and only includes the net income for the period for which common shares were outstanding, which was from the completion of our mutual-to-stock conversion on June 23, 2005 through December 31, 2005. There were no common shares outstanding during 2004.

Net Interest Income

Comparison of Year 2006 to 2005. Net interest income increased by $5.2 million, or 10.1%, to $56.6 million for the year ended December 31, 2006, from $51.4 million for the year ended December 31, 2005. Our net interest rate spread decreased by 15 basis points to 2.89% for the year ended December 31, 2006, from 3.04% for 2005. The decrease resulted primarily from the flattening and inverting of the yield curve that has occurred since early 2005, and increasing competition in the Chicago banking market for loans and deposits. Notwithstanding these market conditions and the resulting decrease in our net interest rate spread, our net interest margin increased by 24 basis points to 3.68% for 2006, from 3.44% for 2005, due to our deployment of the $220.7 million in net proceeds of our subscription offering to retire term debt and reduce borrowings and wholesale deposits, and our replacement of a significant portion of the short-term securities and interest-bearing deposits in which the offering proceeds were initially invested with higher yielding loans. As expected, our acquisition of University National Bank on April 5, 2006, helped to mitigate the adverse impact that these market conditions had on our net interest margin. In addition, our average earning assets increased $42.2 million to $1.538 billion in 2006, from $1.496 billion in 2005, and our average interest-bearing liabilities decreased $82.5 million to $1.159 billion in 2006, from $1.242 billion in 2005, principally as a result of our deployment of the net proceeds of our subscription offering. Our net interest income for the year ended December 31, 2005, included approximately $450,000 in net interest spread that we earned on the investment of approximately $167.1 million in subscription order receipts that we subsequently refunded to depositors whose subscription orders could not be filled.

Interest income increased by $13.9 million, or 17.3%, to $94.1 million for the year ended December 31, 2006, from $80.2 million for the year ended December 31, 2005. The increase in interest income resulted primarily from a 76 basis point increase in the average yield on interest earning assets to 6.12% for the year ended December 31, 2006, from 5.36% for the year ended December 31, 2005, and from a $42.2 million increase in total average interest-earning assets to $1.538 billion for the year ended December 31, 2006, from $1.496 billion for the year ended December 31, 2005.

Interest income on loans increased by $16.9 million, or 25.3%, to $83.5 million for the year ended December 31, 2006, from $66.6 million for the year ended December 31, 2005. The increase in interest income on loans resulted primarily from a 54 basis point increase in the average yield on loans to 6.43% for the year ended December 31, 2006, from 5.89% for the year ended December 31, 2005, due to higher market interest rates, and from a $168.2 million, or 14.9%, increase in the average balance of loans outstanding to $1.300 billion for the year ended December 31, 2006, from $1.131 billion for the year ended December 31, 2005.

Interest income on securities available-for-sale decreased $2.4 million, or 21.1%, to $9.2 million for the year ended December 31, 2006, from $11.6 million for the year ended December 31, 2005. The decrease resulted primarily from a decrease of $111.5 million, or 35.3%, in the average balance of securities available-for-sale to $203.9 million for the year ended December 31, 2006, from $315.4 million for the year ended December 31, 2005. This decrease in average balances since 2005 reflected the impact of holding and investing approximately $436.8 million of subscription order receipts in short-term government agency securities until the subscription offering was completed on June 23, 2005. Thereafter, funds representing accepted subscription orders were paid to the Company, and funds due the subscribers for unfilled subscription orders were refunded. By the end of the third quarter of 2005, substantially all of the subscription order refunds had been paid. We also decided to reduce our portfolio of investment securities available-for-sale during 2006 as the flat or inverted yield curve did not present profitable opportunities for carrying such additional investments. Partially offsetting the decrease in average balances was an 81 basis point increase in the yield on securities available-for-sale to 4.50% for the year ended December 31, 2006, from 3.69% for the year ended December 31, 2005, due to increases in the coupon rates for certain securities.

Dividend income on our Federal Home Loan Bank of Chicago stock decreased $484,000, or 40.1%, to $724,000 for the year ended December 31, 2006, from $1.2 million for the year ended December 31, 2005. The average balance of these securities decreased by $3.1 million to $21.8 million for the year ended December 31, 2006, due to the redemption of $9.8 million of these securities in 2006. The Federal Home Loan Bank of Chicago also reduced its dividend rate from 5.5% as of the first quarter of 2005 to 3.10% as of the fourth quarter of 2006. As a result, the average dividend yield on our Federal Home Loan Bank stock decreased to 3.32% for the year ended December 31, 2006, from 4.86% for the year ended December 31, 2005.

Interest income on interest-bearing deposit accounts that we owned decreased $70,000, or 9.4%, to $676,000 for the year ended December 31, 2006, from $746,000 for the year ended December 31, 2005. The average balance of these interest-bearing deposits decreased by $11.5 million to $12.7 million for the year ended December 31, 2006. The average yield on our interest-bearing deposits increased to 5.32% for the year ended December 31, 2006, from 3.08% for the year ended December 31, 2005.

Interest expense increased by $8.7 million, or 30.2%, to $37.5 million for the year ended December 31, 2006, from $28.8 million for the year ended December 31, 2005. The increase was primarily due to increased interest expense on deposits, which was partially offset by decreased interest expense on borrowings.

Interest expense on deposits increased by $9.4 million, or 45.4%, to $30.0 million for the year ended December 31, 2006, from $20.6 million for the year ended December 31, 2005. The increase in interest expense on deposits was primarily due to a 104 basis point increase in the average rates paid on deposits, which was partially offset by a $36.5 million, or 3.6%, decrease in the average balance of deposits. The average balances of money market deposits increased $28.8 million, or 12.9% for the year ended December 31, 2006. The average balances of savings accounts, NOW deposits and certificates of deposit decreased $5.5 million, or 4.2%, $27.0 million, or 10.1%, and $32.8 million, or 8.4%, respectively, for the year ended December 31, 2006. The average cost of deposits was 3.07% for the year ended December 31, 2006, compared to 2.03% for the year ended December 31, 2005. All categories of interest-bearing deposit accounts showed increases in average rates paid for 2006 compared to 2005. The average cost of certificates of deposits increased 131 basis points to 4.10% for the year ended December 31, 2006, from 2.79% for the year ended December 31, 2005. The average cost of all other interest-bearing deposit accounts also increased for the year ended December 31, 2006, with the most significant increase occurring with respect to money market accounts. The average cost of money market accounts increased 116 basis points to 4.00% for the year ended December 31, 2006, from 2.84% for the year ended December 31, 2005.

Interest expense on borrowings decreased by $672,000, or 8.2%, to $7.5 million for the year ended December 31, 2006, from $8.2 million for the year ended December 31, 2005. This decrease was due in part to a $46.1 million, or 20.1%, decrease in the average balance of borrowings, which was offset by a 53 basis point increase in the average cost of such borrowings to 4.11% for the year ended December 31, 2006, from 3.58% for the year ended December 31, 2005. The decrease in average borrowings is due in part to our use of a portion of the net proceeds of the sale of investment securities to repay wholesale borrowings. Interest expense for the year ended December 31, 2005 also included $388,000 in yield adjustment amortization expense relating to the prepayment penalty that we incurred in restructuring our Federal Home Loan Bank borrowings in July of 2003, while there was no yield adjustment expense recorded in 2006 in connection with the restructuring as final amortization was completed in 2005.

Comparison of Year 2005 to 2004. Net interest income increased by $8.1 million, or 18.8%, to $51.4 million for the year ended December 31, 2005, from $43.3 million for the year ended December 31, 2004. Several factors favorably affected this increase in net interest income in 2005. Our net interest margin increased 30 basis points to 3.44% for the year ended December 31, 2005, from 3.14% for the year ended December 31, 2004, and our net interest rate spread increased 8 basis points to 3.04% for the year ended December 31, 2005, from 2.96% for the year ended December 31, 2004. In addition, our average earning assets increased $116.0 million to $1.496 billion in 2005, from $1.380 billion in 2004, and our average interest-bearing liabilities decreased $7.0 million to $1.242 billion in 2005, from $1.249 billion in 2004, principally as a result of our deployment of the net proceeds of our subscription offering totaling $220.7 million.

Interest income increased by $13.5 million, or 20.2%, to $80.2 million for the year ended December 31, 2005, from $66.7 million for the year ended December 31, 2004. The increase in interest income resulted primarily from a 52 basis point increase in the average yield on interest earning assets to 5.36% for the year ended December 31, 2005, from 4.84% for the year ended December 31, 2004, and from a $116.0 million increase in total average interest-earning assets to $1.496 billion for the year ended December 31, 2005, from $1.380 billion for the year ended December 31, 2004.

Interest income on loans increased by $9.5 million, or 16.7%, to $66.6 million for the year ended December 31, 2005, from $57.1 million for the year ended December 31, 2004. The increase in interest income on loans resulted primarily from a 66 basis point increase in the average yield on loans to 5.89% for the year ended December 31, 2005, from 5.23% for the year ended December 31, 2004, due to higher market interest rates, and from a $40.1 million, or 3.7%, increase in the average balance of loans outstanding to $1.131 billion for the year ended December 31, 2005, from $1.091 billion for the year ended December 31, 2004.

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

Interest income on interest-bearing deposit accounts that we owned increased $642,000 to $746,000 for the year ended December 31, 2005, from $104,000 for the year ended December 31, 2004. The average balance of these interest-bearing deposits increased by $15.2 million to $24.2 million for the year ended December 31, 2005. The average yield on our interest-bearing deposits increased to 3.08% for the year ended December 31, 2005, from 1.15% for the year ended December 31, 2004.

Interest expense increased by $5.3 million, or 22.7%, to $28.8 million for the year ended December 31, 2005, from $23.5 million for the year ended December 31, 2004. The increase was primarily due to increased interest expense on deposits, which was partially offset by decreased interest expense on borrowings.

Interest expense on deposits increased by $6.4 million, or 45.1%, to $20.6 million for the year ended December 31, 2005, from $14.2 million for the year ended December 31, 2004. The increase in interest expense on deposits was primarily due to a $15.0 million, or 1.5%, increase in the average balance of deposits, and a 61 basis point increase in the average rates paid on deposits. The average balances of money market deposits and NOW accounts increased $41.7 million, or 23.0%, and $36.2 million, or 15.6%, respectively, for the year ended December 31, 2005. The average balances of savings accounts and certificates of deposit decreased $5.6 million, or 4.2%, and $57.3 million, or 12.8%, respectively, for the year ended December 31, 2005. The average cost of deposits was 2.03% for the year ended December 31, 2005, compared to 1.42% for the year ended December 31, 2004. All categories of interest-bearing deposit accounts showed increases in average rates paid for 2005 compared to 2004. The average cost of certificates of deposits increased 68 basis points to 2.79% for the year ended December 31, 2005, from 2.11% for the year ended December 31, 2004. The average cost of all other interest-bearing deposit accounts also increased for the year ended December 31, 2005, with the most significant increase occurring with respect to money market accounts. The average cost of money market accounts increased 137 basis points to 2.84% for the year ended December 31, 2005, from 1.47% for the year ended December 31, 2004.

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

	Years Ended December 31,
	2006			2005			2004
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,299,597	$83,502	6.43%	$1,131,374	$66,618	5.89%	$1,091,293	$57,070	5.23%
Securities available-for-sale	203,900	9,184	4.50	315,379	11,640	3.69	255,999	8,144	3.18
Stock in FHLB	21,813	724	3.32	24,870	1,208	4.86	23,521	1,420	6.04
Other	12,713	676	5.32	24,219	746	3.08	9,022	104	1.15

Total interest-earning assets	1,538,023	94,086	6.12	1,495,842	80,212	5.36	1,379,835	66,738	4.84

Noninterest-earning assets	102,220			88,837			86,107

Total assets	$1,640,243			$1,584,679			$1,465,942

Interest-bearing liabilities:
Savings deposits	$123,413	1,019	0.83	$128,867	1,005	0.78	$134,491	825	0.61
Money market deposits	252,109	10,096	4.00	223,334	6,350	2.84	181,596	2,667	1.47
NOW deposits	241,378	4,128	1.71	268,404	2,290	0.85	232,193	1,249	0.54
Certificates of deposit	359,119	14,714	4.10	391,883	10,953	2.79	449,218	9,457	2.11

Total deposits	976,019	29,957	3.07	1,012,488	20,598	2.03	997,498	14,198	1.42
Borrowings	183,286	7,532	4.11	229,355	8,204	3.58	251,331	9,272	3.69

Total interest-bearing liabilities	1,159,305	37,489	3.23	1,241,843	28,802	2.32	1,248,829	23,470	1.88

Noninterest-bearing deposits	123,614			108,947			103,098
Noninterest-bearing liabilities	25,110			20,257			19,518

Total liabilities	1,308,029			1,371,047			1,371,445
Equity	332,214			213,632			94,497

Total liabilities and equity	$1,640,243			$1,584,679			$1,465,942

Net interest income		$56,597			$51,410			$43,268

Net interest rate spread (1)			2.89%			3.04%			2.96%
Net interest-earning assets (2)	$378,718			$253,999			$131,006

Net interest margin (3)			3.68%			3.44%			3.14%
Ratio of interest-earning assets to interest-bearing liabilities	132.67%			120.45%			110.49%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$10,465	$6,419	$16,884	$2,156	$7,392	$9,548
Securities available- for-sale	(4,673)	2,217	(2,456)	2,068	1,428	3,496
Stock in FHLB	(135)	(349)	(484)	78	(290)	(212)
Other	(456)	386	(70)	322	320	642

Total interest-earning assets	5,201	8,673	13,874	4,624	8,850	13,474

Interest-bearing liabilities:
Savings deposits	(44)	58	14	(36)	216	180
Money market deposits	898	2,848	3,746	726	2,957	3,683
NOW deposits	(252)	2,090	1,838	219	822	1,041
Certificates of deposit	(981)	4,742	3,761	(1,318)	2,814	1,496
Borrowings	(1,789)	1,117	(672)	(792)	(276)	(1,068)

Total interest-bearing liabilities	(2,168)	10,855	8,687	(1,201)	6,533	5,332

Change in net interest income	$7,369	$(2,182)	$5,187	$5,825	$2,317	$8,142

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

Comparison of Year 2006 to 2005. We recorded a credit for loan losses of $136,000 for the year ended December 31, 2006, compared to a provision for loan losses of $518,000 for the year ended December 31, 2005. The credit for loan losses recorded for 2006 reflected lower specific reserves against certain loans due to higher collateral levels, and offset by net growth in total loans of $99.3 million during 2006. The portion of the allowance for loan losses that we allocate to impaired loans pursuant to SFAS No. 114 decreased $1.4 million to $402,000 at December 31, 2006 from $1.8 million at December 31, 2005. Recoveries of $576,000 specific reserves were primarily due to our receipt of current appraisals reflecting increases in the value of certain non-residential real estate securing loans to two health care borrowers. The loans to these borrowers are also partially secured by additional collateral, including home equity and other personal assets, and in the case of one of the borrowers, by marketable securities. Fluctuations in the specific reserves attributable to loans to these borrowers should be expected to occur in the future due to possible changes in the market value of the collateral, and any declines in their market value could result in future provisions for additional specific reserves. Of the $1.4 million decrease in reserves allocated pursuant to

SFAS No. 114, we charged off $836,000, which included a $693,000 charge-off of a fully reserved commercial loan due to the conclusion of legal proceedings. We acquired this loan in our acquisition of Success Bancshares in 2001 and have been maintaining specific reserves against it since we closed that acquisition. Net loan charge-offs for 2006 were $968,000, or 0.07% of average loans compared to $23,000, 0.00% of average loans, in 2005. Nonperforming loans increased by $3.5 million to $9.2 million at December 31, 2006, from $5.7 million at December 31, 2005. The allowance for loan losses was $10.6 million, or 0.79% of total loans, at December 31, 2006, compared to $11.5 million, or 0.93% of total loans, at December 31, 2005. The allowance for loan losses represented 115.13% of nonperforming loans at December 31, 2006, and 201.19% of nonperforming loans at December 31, 2005. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Comparison of Year 2005 to 2004. We recorded a provision for loan losses of $518,000 for the year ended December 31, 2005, compared to a credit for loan losses of $22,000 for the year ended December 31, 2004. The provision for loan losses recorded for 2005 reflected net loan growth of $139.9 million during 2005, and the corresponding need to increase the general portion of our allowance for loan losses. The allowance for loan losses allocated to impaired loans decreased $243,000 to $1.8 million at December 31, 2005, from $2.1 million at December 31, 2004. Net loan charge-offs for 2005 were $23,000. The credit recorded for 2004 reflected recoveries of $400,000, which were offset by charge-offs of $1.4 million. The recoveries in 2004 included a $300,000 recovery on a commercial loan that Success National Bank had charged-off prior to our acquisition of Success Bancshares. Nonperforming loans decreased by $801,000 to $5.7 million at December 31, 2005, from $6.5 million at December 31, 2004. The allowance for loan losses was $11.5 million, or 0.93% of total loans at December 31, 2005, compared to $11.0 million, or 1.00% of total loans at December 31, 2004. The allowance for loan losses represented 201.19% of nonperforming loans at December 31, 2005, and 168.90% of nonperforming loans at December 31, 2004. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income

	Years Ended December 31,			Percent Change
	2006	2005	2004	2006/2005	2005/2004
	(Dollars in thousands)
Noninterest income:
Deposit fees and service charges	$4,198	$3,888	$3,565	8.0%	9.1%
Other fee income	1,916	1,852	1,568	3.5	18.1
Insurance commissions and annuities income	1,321	848	782	55.8	8.4
Gain on sale of loans	246	206	321	19.4	(35.8)
Gain on sales of securities	101	—	599	N.M.	(100.0)
Gain on disposition of premises and equipment	395	21	91	N.M.	(76.9)
Loan servicing fees	938	1,031	987	(9.0)	4.5
Amortization and impairment of servicing assets	(448)	(508)	(772)	11.8	34.2
Operations of real estate owned	(45)	4	509	N.M.	(99.2)
Other	1,887	1,323	968	42.6	36.7

Total noninterest income	$10,509	$8,665	$8,618	21.3	0.5

N.M. = not meaningful

Comparison of Year 2006 to 2005. Our noninterest income increased by $1.8 million to $10.5 million for the year ended December 31, 2006, from $8.7 million for the year ended December 31, 2005. Noninterest income for the year ended December 31, 2006 included approximately $400,000 in noninterest income relating to the operations of the two former University National Bank facilities. We experienced a $310,000, or 8.0%, increase in deposit service charges and fees to $4.2 million, and a $64,000, or 3.5%, increase in other fee income to $1.9 million, of which $218,000 and $77,000, respectively, related to those two facilities. Income from insurance commissions and annuities increased by $473,000, or 55.8%, to $1.3 million for the year ended December 31, 2006, compared to $848,000 for 2005, due to increased activity resulting from the availability of higher market interest rates on fixed annuities and successful sales initiatives. Gains on sales of loans increased by $40,000, or 19.4%, to $246,000 for 2006, from $206,000 for 2005, primarily because of higher loan sale volumes. We recorded a $55,000 gain on the redemption of MasterCard Class B common stock and $46,000 in net gains on the sale of investment securities during 2006, while there were no such gains in 2005. We recognized $395,000 in net gains on the disposition of premises and equipment during 2006 compared to $21,000 recognized in 2005. Loan servicing fees decreased $93,000, or 9.0%, to $938,000 for the year ended December 31, 2006, from $1.0 million for 2005. Mortgage servicing rights amortization expense decreased $177,000, or 26.0% to $506,000 for the year ended December 31, 2006, compared to $683,000 for the same period in 2005. We recorded a mortgage servicing rights valuation reserve recovery of $58,000 for the year ended December 31, 2006, compared to a recovery of $175,000 for the same period in 2005. Net expenses from real estate owned totaled $45,000 for the year ended December 31, 2006, compared to net revenues of $4,000 for the same period in 2005. Other income increased $564,000, or 42.6%, to $1.9 million for the year ended December 31, 2006, from $1.3 million for 2005, due in part to $106,000 in fees that we recorded in connection with the sale of surplus real estate, a recovery of $42,000 in connection with a prior fraud loss, and a $395,000, or 40.6%, net increase in title insurance agency commissions and fees earned by Financial Title Services, a division of our subsidiary, Financial Assurance Services.

Comparison of Year 2005 to 2004. Our noninterest income increased by $47,000 to $8.7 million for the year ended December 31, 2005, from $8.6 million for the year ended December 31, 2004. Deposit service charges and fees increased by $323,000, or 9.1%, to $3.9 million for 2005, from $3.6 million for 2004. Other fee income increased by $284,000, or 18.1%, to $1.9 million for 2005, from $1.6 million for 2004. Insurance commissions and annuities income increased by $66,000, or 8.4%, to $848,000 for 2005, from $782,000 for 2004. Gain on sales of loans decreased $115,000 to $206,000 for 2005, from $321,000 for 2004. This decrease reflected a higher volume of originations of fixed-rate residential mortgage loans for 2004 than 2005, all of which were sold in the secondary mortgage market. We recognized no gain on the sale of securities for 2005, compared to the $599,000 gain on the sale of securities that we recognized for 2004. Amortization and impairment of mortgage servicing rights decreased by $264,000 to $508,000 for the year ended December 31, 2005, from $772,000 for the year ended December 31, 2004. The higher long-term mortgage rates in 2005 compared to 2004 led to lower expected prepayment rates, which resulted in reduced amortization and impairment of our mortgage servicing rights. Net income from REO operations declined to $4,000 for 2005, compared to $509,000 for 2004, primarily because we did not hold material amounts of REO during 2005. Other income increased $355,000 to $1.3 million in 2005 and included a net increase of $230,000, or 31.0%, in title insurance agency commissions and fees in 2005 compared to 2004.

Noninterest Expense

	Years Ended December 31,			Percent Change
	2006	2005	2004	2006/2005	2005/2004
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$34,454	$28,227	$25,875	22.1%	9.1%
Office occupancy and equipment	5,602	5,058	5,112	10.8	(1.1)
Advertising and public relations	1,193	841	856	41.9	(1.8)
Information technology	3,341	2,967	2,765	12.6	7.3
Supplies, telephone and postage	2,100	1,901	1,961	10.5	(3.1)
Amortization of intangibles	1,873	1,634	1,701	14.6	(3.9)
Loss on impairment of securities available for sale	—	—	8,793	—	(100.0)
Other	3,807	3,578	3,652	6.4	(2.0)

Total noninterest expense	$52,370	$44,206	$50,715	18.5	(12.8)

Comparison of Year 2006 to 2005. For the year ended December 31, 2006, noninterest expense increased by $8.2 million, or 18.5%, to $52.4 million, from $44.2 million for the year ended December 31, 2005. The operations of the two former University National Bank facilities contributed approximately $1.4 million to this increase in noninterest expense. Compensation expense increased by $6.3 million, or 22.1%, to $34.5 million for the year ended December 31, 2006, from $28.2 million for the year ended December 31, 2005. Expense relating to equity-based compensation and benefits was $5.4 million in 2006, compared to $717,000 during 2005, primarily due to equity-based awards that were made pursuant to our Equity Incentive Plan and additional expenses arising from our first full year of making contributions to our ESOP. In addition, $925,000 related to general merit increases, staff additions and incentive programs, $319,000 represented increased non-ESOP employee benefit costs, including health care expenses, payroll taxes and 401(k) plan expenses, and approximately $496,000 of increased compensation and commission-related expense at Financial Assurance and its division, Financial Title Services, partially due to higher levels of insurance, annuity and title insurance agency activities. Except for merit increases, we generally target base compensation increases to compare to the consumer price index. Information technology expenses increased by $374,000, or 12.6%, to $3.3 million for 2006, compared to $3.0 million for 2005, primarily due to approximately $132,000 related to our need to maintain a separate core banking data processing system for the two former University National Bank facilities pending the completion of the conversion of that system into our core banking data processing system in the third quarter of 2006 and for expenses paid to an outside consultant for a Sarbanes-Oxley compliant internal controls review, including the design and implementation of enhancements to our corporate performance management and reporting systems. Occupancy and equipment increased $544,000, or 10.8%, to $5.6 million for 2006 compared to $5.1 million for 2005 primarily due to a $185,000 expense for feasibility and design costs related to a possible reconstruction of an existing branch office, to increased maintenance expenses, real estate taxes and energy costs and to the operation of the two former University National Bank facilities. Advertising and public relations expenses increased $352,000, or 41.9% to $1.2 million. Of this amount, approximately $40,000 related to our first Annual Meeting of Stockholders in June of 2006, including the preparation and mailing of proxy materials and our annual report to our stockholders, proxy solicitation and other annual meeting expenses, and approximately $52,000 of this increase related to our acquisition of University National Bank. The remainder of the increase in advertising and public relations was principally due to a cross-media campaign to increase retail and small business deposit relationships at targeted branches. Supplies, telephone and postage expenses increased $199,000, or 10.5%, to $2.1 million. Our acquisition of University National Bank resulted in the recording of a core deposit intangible of $3.3 million, and increased our intangible amortization expense by $239,000 for the year ended December 31, 2006. Other expenses increased by $229,000, or 6.4%, due a $97,000 adjustment to franchise taxes payable to the State of Illinois due to the extent to which our mutual-to-stock conversion increased our paid-in capital, and to higher insurance, legal and accounting and auditing costs.

Comparison of Year 2005 to 2004. For the year ended December 31, 2005, noninterest expense decreased by $6.5 million, or 12.8%, to $44.2 million, from $50.7 million for the year ended December 31, 2004. Noninterest expense for 2004 included an $8.8 million impairment loss, pre-tax, that we recorded in 2004 due to our application of SAB No. 59 to our Fannie Mae and Freddie Mac floating rate preferred stocks. Excluding the impact of the loss on impairment of securities available for sale in 2004, noninterest expense would have increased by $2.3 million, or 5.4%. Compensation expense increased by $2.3 million, or 9.1%, to $28.2 million for the year ended December 31, 2005, from $25.9 million for the year ended December 31, 2004. Of this amount, $718,000 related to expenses for the ESOP that we established in connection with our mutual-to-stock conversion. In addition, $694,000 related to the impact of general merit increases, staff additions and incentive programs, $216,000 represented increased non-ESOP employee benefit costs, including health care expenses, payroll taxes and 401(k) plan expenses, and $479,000 represented a reduction in the amount of compensation costs that were capitalized as direct loan origination costs. Except for merit increases, we generally target base compensation increases to compare to the consumer price index. Information technology expenses increased by $202,000, or 7.3%, to $3.0 million for 2005, compared to $2.8 million for 2004, primarily due to expenses paid to an outside consultant for a Sarbanes-Oxley compliant internal controls review, including the design and implementation of enhancements to our corporate performance management and reporting systems. Categories of expense that decreased during 2005 included occupancy and equipment, advertising and public relations, supplies, telephone and postage and other expenses totaling $270,000, or 2.0% of these expense categories.

Income Tax Expense (Benefit)

Comparison of Year 2006 to 2005. For the year ended December 31, 2006, we recorded income tax expense of $4.8 million, compared to $4.3 million for the year ended December 31, 2005. The income tax expense for 2005 reflects $500,000 in tax benefits relating to prior years, the majority of which relates to tax returns for which the applicable statute of limitations expired during the third quarter of 2005. The effective tax rate for 2006 was 32.5% compared to 27.9% in 2005.

Comparison of Year 2005 to 2004. For the year ended December 31, 2005, we recorded income tax expense of $4.3 million, compared to an income tax benefit of $264,000 for the year ended December 31, 2004. The income tax expense for 2005 reflects $500,000 in tax benefits relating to prior years, the majority of which relates to tax returns for which the applicable statute of limitations expired during the third quarter of 2005. The income tax benefit recorded in 2004 was primarily due to the dividends received deduction that we receive in connection with the dividends on our Fannie Mae and Freddie Mac preferred stocks. The effective tax rate for 2005 was 27.9% compared to a tax benefit recorded in 2004.

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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. In an effort to better manage interest-rate risk, we have increased our focus on the origination of adjustable-rate residential mortgage loans, as well as the origination of nonresidential mortgage loans, adjustable rate construction loans and commercial loans. In addition, depending on market interest rates and our capital and liquidity position, we generally sell all or a portion of our longer-term, fixed-rate residential loans, usually on a servicing-retained basis. Further, we primarily invest in shorter-duration securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Finally, we have classified all of our investment portfolio as available-for-sale so as to provide flexibility in liquidity management.

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

Quantitative Analysis. The table below sets forth, as of December 31, 2006, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease) in NPV		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+300	$288,261	$(14,166)	(4.68)%	$52,578	$(3,608)	(6.42)%
+200	292,588	(9,839)	(3.25)	53,312	(2,874)	(5.12)
+100	297,948	(4,479)	(1.48)	53,915	(2,271)	(4.04)
0	302,427	—	—	56,186	—	—
-100	306,162	3,735	1.24	54,224	(1,962)	(3.49)
-200	307,582	5,155	1.70	54,120	(2,066)	(3.68)
-300	305,827	3,400	1.12	53,905	(2,281)	(4.06)

The table set forth above indicates that at December 31, 2006, in the event of an immediate 200 basis point decrease in interest rates, the Bank would be expected to experience a 1.70% increase in NPV and a $2.1 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 3.25% decrease in NPV and a $2.9 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment or sale of one- to four-family residential mortgage loans, the origination for investment of multi-family mortgage, nonresidential real estate, commercial leases, construction, commercial and other loans, and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2006, 2005 and 2004, our loans originated for sale totaled $23.9 million, $20.8 million and $47.6 million, respectively. During the years ended December 31, 2006, 2005 and 2004, our loans originated for investment totaled $659.9 million, $493.5 million and $427.5 million, respectively. Purchases of loans totaled $34.5 million, $113.9 million and $115.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Purchases of securities available-for-sale totaled $95.1million, $10.7 billion and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The significantly high level of purchases in 2005 reflects the impact of holding and temporarily investing approximately $436.8 million of subscription order receipts pending completion of the mutual-to-stock conversion.

These activities were funded primarily by principal repayments on loans and securities, and the sale of loans and securities. During the years ended December 31, 2006, 2005 and 2004, principal repayments on loans totaled $614.6 million, $442.5 million and $439.1 million, respectively. During the years ended December 31, 2006, 2005 and 2004, principal repayments on securities available-for-sale totaled $30.0 million, $45.8 million and $44.2 million, respectively. During the years ended December 31, 2006, 2005 and 2004, proceeds from maturities on securities available-for-sale totaled $51.8 million, $10.7 billion and $525,000, respectively. During the years ended December 31, 2006, 2005 and 2004, the proceeds from the sale of loans totaled $24.7 million, $26.1 million and $47.7 million, respectively. In addition, during the years ended December 31, 2005, and 2004 we securitized $24.2 million and $78.6 million of conforming adjustable-rate residential mortgage loans, respectively. During the year ended December 31, 2006, the proceeds from the sale of securities available-for-sale totaled $230.0 million and from the redemption of Federal Home Loan Bank of Chicago stock totaled $9.8 million.

Loan origination commitments totaled $22.8 million at December 31, 2006, and consisted of $15.1 million of fixed-rate loans and $7.7 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers were $229.7 million and $3.5 million, respectively, at December 31, 2006. At December 31, 2006, commitments to sell mortgages totaled $2.8 million.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. We had net deposit outflows of $41.8 million, $47.8 million, and net deposit increase of $42.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. At times during recent periods, we have not actively competed for higher cost deposit accounts, including certificates of deposit, choosing instead to fund loan growth from the repayment of one- to four-family residential mortgage loans. With the completion of our subscription offering during June of 2005, we specifically allowed the level of wholesale certificates of deposit to decline as we deployed these proceeds over the short term. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2006 totaled $281.1 million. Based upon prior experience and our current pricing strategy, we believe that a significant portion of these deposits will remain with us.

We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not reinvested with us. We generally remain fully invested and utilize additional sources of funds through FHLBC advances, of which $130.0 million were outstanding at December 31, 2006. At December 31, 2006 we had the ability to borrow an additional $167.0 million under our credit facilities with the FHLBC. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $25.0 million. Finally, at December 31, 2006 we had available pre-approved overnight federal funds borrowing lines of $65.0 million and a line of credit available with the Federal Reserve Bank of Chicago of $20.3 million. At December 31, 2006, there was no outstanding balance on these credit lines.

We minimize the funds required to originate one- to four-family residential mortgage loans in two ways. We sell in the secondary market virtually all of our eligible fixed-rate one- to four-family residential mortgage loans. From time to time, we also securitize the conforming adjustable-rate one- to four-family residential mortgage loans that we originate and hold the securities we receive in exchange, although we did not complete any securitizations during 2006. The resulting mortgage-backed securities that we retain on our balance sheet can be sold more readily to meet our liquidity or interest rate management needs. Because the securities carry a lower risk-weight than the underlying loans, the securitizations also lower our regulatory capital requirements.

Liquidity Management - Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $37 million of cash and cash equivalents and periodic cash dividends from the Bank.

During 2006, there were $10.5 million of dividends paid to the Company by the Bank. Under the rules of the OTS, the Bank is not permitted to pay dividends on its capital stock to the Company, its sole stockholder, if the dividend would reduce the Bank’s stockholder’s equity below the amount of the liquidation account established in connection with the mutual-to-stock conversion. The Bank may pay dividends without the approval of the OTS so long as the Bank meets its applicable regulatory capital requirements before and after the payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit permissible capital distributions on general safety and soundness grounds and must be given 30 days advance notice of all capital distributions from the Bank to the Company, including dividends. At January 1, 2007, the Bank had the ability to pay dividends of $9.3 million to the Company without the prior approval of the OTS.

During 2006, the Company expended approximately $24 million to complete the purchase of University National Bank, $17.3 million to repurchase shares of our common stock and paid $4.4 million in cash dividends to stockholders. These funds were sourced from existing cash and cash equivalents held by the Company.

As of December 31, 2006, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2006, we had no other material commitments for capital expenditures.

Capital Management

Capital Management - Bank. The overall objectives of our capital management are to ensure the availability of sufficient capital to support loan, deposit and other asset and liability growth opportunities and to maintain capital to absorb unforeseen losses or writedowns that are inherent in the business risks associated within the banking industry. We seek to balance the need for higher capital levels to address such unforeseen risks and the goal to achieve an adequate return on the capital invested by our stockholders.

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

Following the completion of the mutual-to-stock conversion, the Company contributed $120.9 million of the net proceeds from the subscription offering to the Bank as additional equity capital. This contribution represented an approximate doubling of the capital base of the Bank. Offsetting this contribution was the impact of the $19.6 million borrowed by our ESOP, which represents a reduction in capital as unearned compensation expense.

At year-end, actual capital ratios and minimum required ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2006
Total capital (to risk- weighted assets)	20.09%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	19.26	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	15.05	4.00	5.00

December 31, 2005
Total capital (to risk- weighted assets)	19.01%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	18.21	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	13.82	4.00	5.00

See Note 14 – Regulatory Matters in our Consolidated Financial Statements for a reconciliation of regulatory capital.

As of December 31, 2006 and 2005, the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s category.

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

Stockholders’ equity totaled $326.0 million at December 31, 2006, compared to $328.8 million at December 31, 2005, a decrease of $2.8 million, or 0.8%. This decrease was primarily due to the payment of $4.4 million in cash dividends and the repurchase and retirement of 977,300 shares of common stock at an aggregate cost of $17.3 million during the last four months of 2006, which was partially offset by net income of $10.0 million and a $3.2 million increase in accumulated other comprehensive income.

The OTS has no specific quantitative capital regulations for savings and loan holding companies on either a consolidated or unconsolidated basis to which the Company must comply. There are several capital measurements that the OTS uses to evaluate the adequacy of a savings and loan holding company’s capital. One measurement is the tangible capital ratio. The tangible capital ratio (the ratio of tangible capital to tangible total assets (stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets)) for the Company on a consolidated basis measures the percentage of consolidated tangible equity capital supporting our consolidated tangible total assets. The tangible equity ratio was 18.58% at December 31, 2006, compared to 19.41% at December 31, 2005.

As stated in our Prospectus dated April 15, 2005, our strategy for utilizing the capital raised in the offering encompasses several components, including debt reduction, funding our ESOP, financing acquisitions, paying dividends to stockholders, repurchasing shares of our common stock and for other general corporate purposes. In addition to the capital distribution regulations (See “Supervision and Regulation—Federal Banking Regulation—Capital Distributions), under current OTS regulations, we were not permitted to repurchase shares of our common stock during the first year following the conversion, except when extraordinary circumstances exist and with prior regulatory approval.

On August 30, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to 2,446,625 shares of BankFinancial’s common stock, which represented approximately 10% of the Company’s issued and outstanding shares of common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Company’s Board of Directors. The authorization will expire on March 31, 2007. As of December 31, 2006, we had repurchased 977,300 shares of common stock under this authorization. For additional information, see “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Repurchases of Our Equity Securities.”

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. Although we consider commitments to extend credit in determining our allowance for loan losses, at December 31, 2006, we had made no provision for losses on commitments to extend credit, and had no specific or general allowance for losses on such commitments, as we have had no historical loss experience with commitments to extend credit and we believed that no probable and reasonably estimable losses were inherent in our portfolio as a result of our commitments to extend credit. For additional information, see Note 15, “Loan Commitments and Other Related Activities,” to our Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2006. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$281,126	$60,542	$3,782	$—	$345,450
Borrowings	103,148	10,000	25,000	—	138,148
Standby letters of credit	2,726	673	25	40	3,464
Operating leases	705	859	674	7,943	10,181

Total	$387,705	$72,074	$29,481	$7,983	$497,243

Commitments to extend credit	$256,078	$—	$—	$—	$256,078

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operation” – Management of Interest Rate Risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of BankFinancial Corporation is responsible for establishing and maintaining effective internal control over financial reporting.

Management evaluates the effectiveness of internal control over financial reporting and tests for reliability of recorded financial information through a program of ongoing internal audits. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the Company’s internal control over financial reporting as of December 31, 2006, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued their report on management’s assessment of the Company’s internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

/s/ F. Morgan Gasior	/s/ Paul A. Cloutier
F. Morgan Gasior	Paul A. Cloutier
Chairman of the Board, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying statements of financial condition of BankFinancial Corporation (the Company) as of December 31, 2006 and 2005, and the related statements of income, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BankFinancial Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Chizek and Company LLC

Oak Brook, Illinois
March 8, 2007

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2006 and 2005

(In thousands, except share and per share data)

	December 31, 2006	December 31, 2005
ASSETS
Cash and due from other financial institutions	$38,286	$34,437
Interest-bearing deposits in other financial institutions	29,051	3,589

Cash and cash equivalents	67,337	38,026
Securities available-for-sale, at fair value	117,853	248,238
Loans held-for-sale	298	375
Loans receivable, net of allowance for loan losses:
December 31, 2006, $10,622; and December 31, 2005, $11,514	1,329,915	1,231,891
Stock in Federal Home Loan Bank, at cost	15,598	25,434
Premises and equipment, net	35,005	32,819
Accrued interest receivable	7,869	6,598
Goodwill	22,579	10,865
Core deposit intangible	9,648	8,248
Other assets	7,020	11,942

Total assets	$1,613,122	$1,614,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	1,129,585	1,067,874
Borrowings	138,148	191,388
Advance payments by borrowers taxes and insurance	8,285	7,969
Accrued interest payable and other liabilities	11,089	18,428

Total liabilities	1,287,107	1,285,659

Commitments and contingent liabilities

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, shares authorized: 100,000,000; shares issued at December 31, 2006, 24,304,950 and at December 31, 2005, 24,466,250	243	245
Additional paid-in capital	227,741	240,235
Retained earnings, substantially restricted	113,128	107,528
Unearned Employee Stock Ownership Plan shares	(18,105)	(19,084)
Accumulated other comprehensive income (loss)	3,008	(147)

Total stockholders’ equity	326,015	328,777

Total liabilities and stockholders’ equity	$1,613,122	$1,614,436

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2006, 2005, and 2004

(In thousands, except per share data)

	2006	2005	2004
Interest and dividend income
Loans, including fees	$83,502	$66,618	$57,070
Securities	9,184	11,640	8,144
Other	1,400	1,954	1,524

Total interest income	94,086	80,212	66,738

Interest expense
Deposits	29,957	20,598	14,198
Borrowings	7,532	8,204	9,272

Total interest expense	37,489	28,802	23,470

Net interest income	56,597	51,410	43,268

Provision (credit) for loan losses	(136)	518	(22)

Net interest income after provision (credit) for loan losses	56,733	50,892	43,290

Noninterest income
Deposit service charges and fees	4,198	3,888	3,565
Other fee income	1,916	1,852	1,568
Insurance commissions and annuities income	1,321	848	782
Gain on sale of loans	246	206	321
Gain on sale of securities	101	—	599
Gain on disposition of premises and equipment	395	21	91
Loan servicing fees	938	1,031	987
Amortization and impairment of servicing assets	(448)	(508)	(772)
Operations of real estate owned	(45)	4	509
Other	1,887	1,323	968

Total noninterest income	10,509	8,665	8,618

Noninterest expense
Compensation and benefits	34,454	28,227	25,875
Office occupancy and equipment	5,602	5,058	5,112
Advertising and public relations	1,193	841	856
Information technology	3,341	2,967	2,765
Supplies, telephone, and postage	2,100	1,901	1,961
Amortization of intangibles	1,873	1,634	1,701
Loss on impairment of securities available for sale	—	—	8,793
Other	3,807	3,578	3,652

Total noninterest expense	52,370	44,206	50,715

Income before income taxes	14,872	15,351	1,193

Income tax expense (benefit)	4,826	4,278	(264)

Net income	$10,046	$11,073	$1,457

Basic earnings per common share	$0.45	$0.29	N.A.

Diluted earnings per common share	$0.45	$0.29	N.A.

Weighted average common shares outstanding	22,368,032	22,539,693	N.A.
Diluted weighted average common shares outstanding	22,372,228	22,539,693	N.A.

N.A. = Not Applicable

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2006, 2005, and 2004

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at December 31, 2003	$—	$—	$94,998	$—	$1,689	$96,687
Comprehensive loss
Net income	—	—	1,457	—	—	1,457	$1,457
Change in other comprehensive income (loss), net of tax effects	—	—	—	—	(3,256)	(3,256)	(3,256)

Total comprehensive loss							$(1,799)

Balance at December 31, 2004	$—	$—	$96,455	$—	$(1,567)	$94,888
Comprehensive income
Net income	—	—	11,073	—	—	11,073	$11,073
Change in other comprehensive income (loss), net of tax effects	—	—	—	—	1,420	1,420	1,420

Total comprehensive income							$12,493

Net proceeds from common stock issued	245	240,007	—	(19,573)	—	220,679
ESOP shares earned	—	228	—	489	—	717

Balance at December 31, 2005	$245	$240,235	$107,528	$(19,084)	$(147)	$328,777
Comprehensive income:
Net income	—	—	10,046	—	—	10,046	$10,046
Change in other comprehensive income (loss), net of tax effects	—	—	—	—	3,155	3,155	3,155

Total comprehensive income							$13,201

Purchase and retirement of common stock (977,300 shares)	(10)	(17,280)	—	—	—	(17,290)
Nonvested stock awards:
Issuance of shares of restricted stock (816,000 shares)	8	(8)	—	—	—	—
Stock-based compensation expense	—	4,030	—	—	—	4,030
Cash dividends declared on common stock ($0.18 per share)	—	—	(4,446)	—	—	(4,446)
ESOP shares earned	—	764	—	979	—	1,743

Balance at December 31, 2006	$243	$227,741	$113,128	$(18,105)	$3,008	$326,015

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005, and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities
Net income	$10,046	$11,073	$1,457
Adjustments to reconcile to net income to net cash From operating activities
Provision (credit) for loan losses	(136)	518	(22)
ESOP shares earned	1,743	717	—
Stock-based compensation expense	4,030	—	—
Depreciation and amortization	3,441	3,561	3,500
Amortization of premiums and discounts	(3)	269	161
Amortization of core deposit and other intangible assets	1,888	2,109	2,837
Amortization and impairment of servicing assets	448	508	772
Amortization of premium on early extinguishment of debt	—	388	2,499
Net change in net deferred loan origination costs	117	(445)	(381)
Net loss (gain) on sale of real estate owned	18	—	(542)
Net gain on sale of loans	(246)	(206)	(321)
Net gain on sale of securities	(101)	—	(599)
Loss on impairment of securities available for sale	—	—	8,793
Net gain on disposition of premises and equipment	(395)	—	—
Loans originated for sale	(23,888)	(20,775)	(47,631)
Proceeds from sale of loans	24,711	26,137	47,701
Federal Home Loan Bank of Chicago stock dividends	—	(1,208)	(1,420)
Net change in:
Deferred income tax	2,458	633	(395)
Accrued interest receivable	(721)	(1,178)	(219)
Other assets	(2,287)	(410)	(621)
Accrued interest payable and other liabilities	(7,725)	8,046	(1,197)

Net cash from operating activities	13,398	29,737	14,372
Cash flows from investing activities
Securities available-for-sale
Proceeds from sales	229,990	—	10,551
Proceeds from maturities	51,839	10,656,891	525
Proceeds from principal repayments	30,001	45,821	44,213
Purchases of securities	(95,086)	(10,656,506)	(1,510)
Loans receivable
Principal payments on loans receivable	614,604	442,486	439,065
Purchases of loans	(34,455)	(113,877)	(115,166)
Originated for investment	(659,864)	(493,514)	(427,457)
Proceeds from redemption of stock in Federal Home Loan Bank	9,836	—	—
Proceeds from sale of real estate owned	114	—	2,733
Purchase of premises and equipment, net	(1,154)	(2,320)	(2,312)
Cash paid, net of cash and cash equivalents, in acquisition	(13,368)	—	—

Net cash from investing activities	132,457	(121,019)	(49,358)

(Continued)

BANFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005, and 2004

(In thousands)

	2006	2005	2004
Cash flows from financing activities
Net change in deposits	$(41,812)	$(47,822)	$42,085
Net change in advance payments by borrowers for taxes and Insurance	244	895	(449)
Net change in borrowings	(53,240)	(73,742)	(5,982)
Net proceeds from sale of common stock	—	220,679	—
Repurchase and retirement of common stock	(17,290)	—	—
Cash dividends paid on common stock	(4,446)	—	—

Net cash from financing activities	(116,544)	100,010	35,654

Net change in cash and cash equivalents	29,311	8,728	668

Beginning cash and cash equivalents	38,026	29,298	28,630

Ending cash and cash equivalents	$67,337	$38,026	$29,298

Supplemental disclosures:
Interest paid	$37,366	$28,247	$21,144
Income taxes paid	3,670	3,200	—
Loans transferred to other real estate	—	153	557
Loans securitized	—	24,213	78,626
Due from broker for sale of securities not settled	—	—	205

Supplemental Disclosures of Noncash Investing Activities—Acquisition

Noncash assets acquired:
Investment securities available for sale	$81,014	$—	$—
Loans, net	17,782	—	—
Premises and equipment, net	2,878	—	—
Goodwill, net	11,714	—	—
Other intangible assets, net	3,272	—	—
Other assets	999	—	—

Total noncash assets acquired	117,659	—	—

Liabilities assumed:
Deposits	$103,485	$—	$—
Accrued expenses and other liabilities	806	—	—

Total liabilities assumed	104,291	—	—

Cash paid, net of cash and cash equivalents, in acquisition	$13,368	$—	$—

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

Securities: Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are based on the amortized cost of the security sold. Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In determining if losses are other-than-temporary, management considers: (1) the length of time and extent that fair value has been less than cost or adjusted cost, as applicable (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Federal Home Loan Bank Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and classified as a restricted security. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Premiums and discounts associated with loans purchased are amortized over the contractual term of the loan using the level-yield method.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience; the nature and volume of the portfolio; information about specific borrower situations; and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is included in noninterest expense and is computed on the straight-line method over the estimated useful lives of the assets. Useful lives are estimated to be 25 to 40 years for buildings and improvements that extend the life of the original building, 10 to 20 years for routine building improvements, 5 to 15 years for furniture and equipment, 2 to 5 years for computer hardware and software and no greater than 4 years on automobiles. The cost of maintenance and repairs is charged to expense as incurred and significant repairs are capitalized.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. There was no impairment to goodwill for the years ended December 31, 2006, 2005 and 2004.

Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Dilutive earnings per common share is net income divided by the weighted average number of common shares outstanding during the period plus the dilutive effect of restricted stock shares and the additional potential shares issuable under stock options.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $11.8 million and $10.6 million was required to meet regulatory reserve and clearing requirements at December 31, 2006 and 2005, respectively. These balances do not earn interest.

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

Stock-based Compensation: In 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment following stockholder approval of the 2006 Equity Incentive Plan. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method. Prior to June 27, 2006, there was no stock-based compensation plan.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Reclassifications: Certain reclassifications have been made in the prior year’s financial statements to conform to the current year’s presentation.

Adoption of New Accounting Standards: Effective June 28, 2006, the Company adopted SFAS No. 123(R), Share-based Payment. See “Stock-based Compensation” above for further discussion of the effect of adopting this standard.

In September 2006, the Securities Exchange Commission (“SEC”) issued SAB 108, which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending December 31, 2006.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140.” The new standard requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (1) a transfer of financial assets that meets the requirements for sale accounting; (2) a transfer of financial assets to a special purpose entity in a guaranteed mortgage securitization and the transferor retains the securitized assets and classifies them as available for sale or trading securities pursuant to SFAS No. 115; or (3) an acquisition or assumption of an obligation to service a financial asset not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must initially be measured at fair value, if practicable, and the assets or liabilities either be amortized or recorded at fair value at each reporting date. SFAS No. 156 allows a one-time reclassification for entities with servicing rights. It also requires a separate presentation of servicing assets and servicing liabilities at fair value in the statement of financial position. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted. The Company will implement this standard as of the beginning of our fiscal year 2007. The Company currently uses the amortization method to account for our mortgage servicing rights and we expect to continue this practice after implementation of SFAS No. 156. Therefore, we do not expect the adoption of this standard will have a significant impact on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was issued to require that all tax positions be evaluated using consistent criteria and measurement and further supplemented by enhanced disclosure. FIN 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation provides clear criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes, as well as provides guidance on accrual of interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective January 1, 2007 for calendar year-end companies. Differences between the

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative-effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company has evaluated the impact of the pronouncement and believes there would be no impact to the Company’s financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements. The statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities. The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets. A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which statement is initially adopted. This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption. The statement is effective January 1, 2008 for calendar-year companies and interim periods within those fiscal years. The Company will adopt the statement on January 1, 2008. The fair value disclosures required by this statement will be effective or the first interim period in which the statement is adopted. The Company is currently evaluating the impact of the statement on its financial position, results of operations, and liquidity.

NOTE 2 - ACQUISITIONS

On April 5, 2006, the Company acquired University National Bank, a privately held community bank with approximately $113 million in assets, including $10.7 in cash and cash equivalents, and $104 million in deposits, and two banking offices in the Hyde Park community in Chicago, Illinois, for approximately $24 million in cash pursuant to the terms of a Stock Purchase Agreement with University Bancorporation dated November 29, 2005. The Company believes that the acquisition of University National Bank will be beneficial as it expands our presence in metropolitan Chicago, compliments our existing branch network and allows for the extension of our products and services into these communities. Immediately upon the completion of the stock purchase, University National Bank was merged into the Bank. The acquisition, which was accounted for under the purchase method of accounting, resulted in goodwill of $11.7 million and an other intangible of $3.3 million. The core deposit intangible will be amortized over its estimated useful life. Goodwill will not be amortized but instead evaluated periodically for impairment. The transaction was treated, for federal and state income tax purposes, as a purchase of University National Bank’s assets pursuant to applicable provisions of the Internal Revenue Code, making the goodwill and core deposit intangible arising from the transaction tax-deductible over a period of 15 years. University National Bank’s results of operations have been included in the Company’s results of operations only since the effective date of the acquisition. The acquisition was deemed to be an immaterial acquisition under GAAP, as such additional disclosures have been omitted.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares and unvested restricted stock shares. Stock options and restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock computed. Earnings per share for the year ended December 31, 2005 is calculated based on the period of time from the completion date of our mutual-to-stock conversion, June 23, 2005, through the period ended December 31, 2005.

	Year Ended December 31,
	2006	2005	2004
Net income	$10,046	$11,073	$1,457
Less: net income before conversion	—	4,457	1,457

Net income available to common stockholders	$10,046	$6,616	$—

Average common shares outstanding	24,468,293	24,466,250	—
Less: Unearned ESOP shares	(1,863,247)	(1,926,557)	—
Unvested restricted stock shares	(237,014)	—	—

Weighted average common shares outstanding	22,368,032	22,539,693	—

Basic earnings per common share	$0.45	$0.29	N.A.

	Year Ended December 31,
	2006	2005	2004
Net income	$10,046	$11,073	$1,457
Less: net income before conversion	—	4,457	1,457

Net income available to common stockholders	$10,046	$6,616	$—

Weighted average common shares outstanding	22,368,032	22,539,693	—
Add: net effect of dilutive stock options and unvested restricted stock	4,196	—	—

Weighted average dilutive common shares outstanding	22,372,228	22,539,693	—

Dilutive earnings per common share	$0.45	$0.29	N.A.

Number of antidilutive stock options excluded from the diluted earnings per share calculation	1,301,000	N.A.	N.A.
Weighted average exercise price of anti-dilutive option shares	$17.63	N.A.	N.A.

N.A.	– not applicable

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31 is as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2006
Municipal	$2,711	$52	$(1)
Mortgage-backed securities	19,803	161	(69)
Collateralized mortgage obligations	5,881	41	(1)
SBA-guaranteed loan participation certificates	623	1	(6)
Corporate bonds and other securities	45,723	—	(23)
Equity securities	43,112	4,837	—

	$117,853	$5,092	$(100)

2005
Municipal	$3,145	$62	$(2)
Mortgage-backed securities	154,428	228	(3,764)
Collateralized mortgage obligations	1,642	27	—
SBA-guaranteed loan participation certificates	1,853	1	(7)
Equity securities	87,170	4,010	(800)

	$248,238	$4,328	$(4,573)

Mortgage-backed securities and collateralized mortgage obligations consist of Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”) and Government National Mortgage Association (“Ginnie Mae”) issues at December 31, 2006 and 2005. Equity securities consist of Freddie Mac preferred stock at December 31, 2006 and 2005, and include Fannie Mae preferred stock at December 31, 2005. All of our investment securities reflected in the preceding table were classified as available-for-sale.

The fair values of securities available-for-sale at December 31, 2006 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2006
Due in one year or less	$46,173
Due after one year through five years	1,723
Due after five years through ten years	538

48,434

Mortgage-backed securities	19,803
Collateralized mortgage obligations	5,881
SBA-guaranteed loan participation certificates	623
Equity securities	43,112

Total	$117,853

Securities pledged at December 31, 2006 and 2005 had a carrying amount of $36.9 million and $78.8 million, respectively, and were pledged to secure certain depository relationships, advances from the FHLB of Chicago, and a line of credit with the Federal Reserve Bank of Chicago.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - SECURITIES (continued)

Sale of securities available-for-sale were as follows:

	2006	2005	2004
Proceeds	$229,990	$—	$10,551
Gross gains	3,746	—	599
Gross losses	(3,645)	—	—

Securities with unrealized losses at December 31, 2006 and 2005 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2006
Municipal	$—	$—	$139	$1	$139	$1
Mortgage-backed securities	2,254	9	2,740	60	4,994	69
Collateralized mortgage obligations	—	—	42	1	42	1
SBA-guaranteed loan participation certificates	345	1	144	5	489	6
Corporate bonds and other securities	45,723	23	—	—	45,723	23

Total temporarily impaired	$48,322	$33	$3,065	$67	$51,387	$100

2005
Municipal	$413	$2	$—	$—	$413	$2
Mortgage-backed securities	49,916	800	90,283	2,964	140,199	3,764
SBA-guaranteed loan participation certificates	1,258	1	151	6	1,409	7
Equity securities	20,450	800	—	—	20,450	800

Total temporarily impaired	$72,037	$1,603	$90,434	$2,970	$162,471	$4,573

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

The Company evaluated the securities in our investment portfolio that had significant declines in fair value at December 31, 2006 and 2005, and concluded that the declines were primarily attributable to increases in interest rates rather than credit quality or other issuer-specific factors. Since the Company had the ability and intent at December 31, 2006, to hold these investments until a recovery occurred or the securities matured, and the carrying cost of these securities was projected to recover as market interest rates change and or the securities approached maturities, the Company did not consider the declines in fair value to be other-than-temporary impairments. No unrealized losses existed at December 31, 2006 or 2005 with respect to our marketable equity securities, including our Freddie Mac floating rate preferred stocks. The Company reduced the combined carrying value of certain of the Fannie Mae and Freddie Mac preferred stocks by recording an impairment charge of $8.8 million for the year ended December 31, 2004.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5 - LOANS RECEIVABLE

Loans receivable are as follows:

	2006	2005
Secured by one- to four-family residential real estate	$397,545	$404,196
Secured by multi-family mortgage loans	297,131	280,238
Nonresidential real estate	320,729	275,418
Construction and land loans	85,222	80,705
Commercial loans	89,346	68,988
Commercial leases	139,164	121,898
Consumer loans	3,869	2,022
Other loans (including municipal)	4,959	5,219

Total loans	1,337,965	1,238,684
Loans in process	148	2,180
Net deferred loan origination costs	2,424	2,541
Allowance for loan losses	(10,622)	(11,514)

Loans, net	$1,329,915	$1,231,891

As of December 31, 2006 and 2005, there were approximately $243.1 million and $254.1 million, respectively, of loans purchased from other financial institutions included in the amount of loans secured by one- to four-family residential real estate.

Activity in the allowance for loan losses is as follows:

	2006	2005	2004
Beginning balance	$11,514	$11,019	$12,034
Allowance of acquired bank	212	—	—
Provision (credit) for loan losses	(136)	518	(22)
Loans charged off	(972)	(115)	(1,393)
Recoveries	4	92	400

Ending balance	$10,622	$11,514	$11,019

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5 - LOANS RECEIVABLE (continued)

Impaired loans were as follows:

	2006	2005
Year-end loans with allocated allowance for loan losses	$4,639	$7,793
Year-end loans with no allocated allowance for loan losses	17,481	6,881

Total	$22,120	$14,674

Amount of the allowance for loan losses allocated	$402	$1,813
Average of impaired loans during the period	$16,409	$15,215

Interest income received on impaired loans was approximately $1.4 million, $881,000, and $1.1 million for the years ended December 31, 2006, 2005, and 2004.

Nonperforming loans were as follows:

	2006	2005
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	9,226	5,723

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. The nonaccrual loans reflected above include a $2.0 million restructured loan at December 31, 2005. Although this restructured loan was current as to all scheduled payments as of December 31, 2005, the loan will remain on nonaccrual status until the borrowers achieve a sustained period of payment performance, and until then, all interest payments made on the loan will be recorded on a cash basis as received. At December 31, 2006 the loan was delinquent and interest payments made on the loan are continuing to be recorded on a cash basis as received.

As of December 31, 2006, the Company has approximately $16.2 million of one-to four-family residential mortgages and $4.6 million of commercial loans being serviced by a loan servicing company, which filed bankruptcy in late December 2006. The Company has not received payments from the loan servicing company since the time of the bankruptcy filing, which amounts to approximately $700,000 through the end of February 2007. Management and legal counsel are currently investigating this matter and at this time, the Company cannot reasonably estimate the loss, if any, as a result of the loan servicing company’s bankruptcy.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 - SECONDARY MORTGAGE MARKET ACTIVITIES

First mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were approximately $322.4 million, $366.1 million, and $393.9 million at December 31, 2006, 2005, and 2004, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $7.0 million, $7.7 million, and $10.1 million at December 31, 2006, 2005, and 2004, respectively.

Capitalized mortgage servicing rights are included in other assets in the accompanying consolidated statements of financial condition. Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows.

	2006	2005
Servicing rights
Beginning of year	$2,526	$2,823
Additions	189	386
Amortized to expense	(506)	(683)

Balance, end of year	$2,209	$2,526

Valuation allowance
Beginning of year	$58	$233
Additions expensed	—	160
Reductions credited to expense	(58)	(335)

Balance, end of year	$—	$58

Carrying value of mortgage servicing rights	$2,209	$2,468

Fair value of mortgage servicing rights	$3,021	$3,096

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

	2006	2005
Prepayment speed	20.79%	22.12%
Discount rate	12.00%	12.00%
Average servicing cost per loan	$60.00	$54.00
Escrow float rate	5.16%	4.65%

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 - SECONDARY MORTGAGE MARKET ACTIVITIES (continued)

Key economic assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of December 31, 2006 and the effect on the fair value of our mortgage servicing rights from adverse changes in those assumptions, are as follows:

(Dollars in thousands)
Fair value of mortgage servicing rights	$3,021
Weighted average annual prepayment speed	20.79%
Decrease in fair value from 10% adverse change	148
Decrease in fair value from 20% adverse change	279
Weighted-average annual discount rate	12.00%
Decrease in fair value from 10% adverse change	98
Decrease in fair value from 20% adverse change	190

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

The estimated amortization expense for each of the next five years is as follows:

2007	$511
2008	391
2009	300
2010	231
2011	179

NOTE 7 - SECURITIZATIONS

The Company securitizes conforming adjustable rate residential mortgage loans with Fannie Mae. The Company retains servicing responsibilities for these securitizations. The Company receives annual servicing fees approximating 0.25 percent of the outstanding balance. Fannie Mae has no recourse to the Company’s other assets for failure of debtors to pay loans when due. The Company receives securities in exchange for loans in these transactions and records no gain or loss. During 2005, and 2004, $24.2 million, and $78.6 million of adjustable rate residential mortgage loans were securitized and the securities received in exchange were classified as available-for-sale. There were no loans securitized during 2006.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 8 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

	2006	2005
Investment securities	$426	$623
Loans receivable	7,443	5,975

	$7,869	$6,598

NOTE 9 - PREMISES AND EQUIPMENT

Premises and equipment are as follows:

	2006	2005
Land and land improvements	$11,515	$9,086
Buildings and improvements	29,729	28,457
Furniture and equipment	9,058	8,506
Computer equipment	11,620	11,178

	61,922	57,227
Accumulated depreciation	(26,917)	(24,408)

	$35,005	$32,819

Depreciation and amortization of premises and equipment was $3.4 million, $3.6 million, and $3.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company leases certain branch facilities under noncancelable operating lease agreements expiring through 2032. Rent expense, net of sublease income, for facilities was $284,000, $208,000, and $215,000 in 2006, 2005, and 2004, respectively, excluding taxes, insurance, and maintenance. The projected minimum rental under existing leases, not including taxes, insurance, and maintenance, as of December 31, 2006 is as follows:

2007	$705
2008	504
2009	355
2010	335
2011 and thereafter	8,282

Total	$10,181

The Company has subleased some of these branch facilities and currently is entitled to receive income of approximately:

2007	$226
2008	94

Total	$320

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 - CORE DEPOSIT INTANGIBLE

Core deposit intangible assets were as follows:

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$18,612	$8,964	$15,340	$7,092

Aggregate amortization expense was $1.9 million, $1.6 million and $1.7 million for 2006, 2005, and 2004, respectively.

Estimated amortization expense for each of the next five years is as follows:

2007	$1,879
2008	1,784
2009	1,690
2010	1,595
2011	1,404

NOTE 11 - DEPOSITS

Year-end deposits are as follows:

	2006	2005
Non-interest-bearing demand	$134,097	$117,443
Interest-bearing NOW	274,391	227,893
Money market	260,796	248,871
Savings	114,851	123,260
Certificates of deposit	345,450	350,407

	$1,129,585	$1,067,874

Certificates of deposit of $100,000 or more were approximately $94.8 million and $94.0 million at year-end 2006 and 2005, respectively.

Certificates of deposit include brokered accounts of $10.4 million, including $4.2 million of brokered internet certificates of deposit, and $21.0 million, including $11.2 million of brokered internet certificates of deposit, at December 31, 2006 and 2005, respectively.

Scheduled maturities of certificates of deposit for the next five years are as follows:

2007	$281,126
2008	49,180
2009	11,362
2010	2,415
2011	1,367

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 11 - DEPOSITS (continued)

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	2006	2005	2004
Interest-bearing NOW	$4,128	$2,290	$1,249
Money market accounts	10,096	6,350	2,667
Savings	1,019	1,005	825
Certificates of deposit	14,714	10,953	9,457

	$29,957	$20,598	$14,198

NOTE 12 - BORROWINGS

Borrowed funds are summarized as follows:

	December 31, 2006				December 31, 2005
	Contractual Interest Rate Range		Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate	Amount
Fixed-rate advance from FHLB due:
Within 1 year	2.66%	5.16%	3.61%	$95,000	2.68%	$57,236
1 to 2 years	5.14	5.14	5.14	10,000	3.52	90,000
2 to 3 years	—	—	—	—	—	—
3 to 4 years	—	—	—	—	—	—
4 to 5 years	6.44	6.44	6.44	25,000	6.44	25,000

Total fixed rate advances	2.66%	6.44%	4.27%	130,000	3.66%	172,236
Open Line advance, due on demand	—	—	—	—	4.41	13,000

Total FHLB funds	2.66	6.44	4.27	130,000	3.72	185,236
Securities sold under agreements to repurchase	4.82	4.82	4.82	8,148	3.75	6,152

Total borrowings	2.66%	6.44%	4.30%	$138,148	3.72%	$191,388

In July 2003, the Bank elected to pursue certain balance sheet restructuring strategies as a result of the historically low interest rate environment. The restructuring consisted of retiring $25.0 million of Federal Home Loan Bank (“FHLB”) advances and replacing the other $145.0 million with new FHLB advances with a weighted average coupon of 1.38% and a weighted average maturity of approximately one year. The Company incurred a net pre-tax prepayment penalty of $15.4 million, recognized an immediate loss of $8.3 million on the early extinguishment of debt, and deferred the remaining prepayment penalty in accordance with Emerging Issues Task Force 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The remaining portion of the prepayment penalty was amortized as a yield adjustment over the life of the refinanced borrowings. The prepayment penalty was completely amortized during 2005.

The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLB of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances. At December 31, 2006, $256.0 million and $119.8 million of first mortgage and multi-family mortgage loans, respectively, collateralized the advances. At December 31, 2006, we had the ability to borrow an additional $167.0 million under our credit facilities with the FHLB of Chicago. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $25.0 million.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 12 - BORROWINGS (continued)

At December 31, 2006 and 2005, the Company had available pre-approved overnight federal funds borrowing and repurchase agreement lines of $65 million. At December 31, 2006 and 2005, the Company also had a line of credit available with the Federal Reserve Bank of Chicago for $20.3 million and $18.3 million, respectively. At December 31, 2006 and 2005, there was no outstanding balance on these lines.

NOTE 13 - INCOME TAXES

The income tax expense (benefit) is as follows:

	2006	2005	2004
Current	$2,368	$3,645	$131
Deferred	2,458	633	(395)

Total income tax expense (benefit)	$4,826	$4,278	$(264)

A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 34% to the income tax expense in the consolidated statements of income follows:

	2006	2005	2004
Provision computed at the statutory federal tax rate	$5,056	$5,219	$406
State taxes and other, net	586	(194)	(216)
Dividends received deduction	(816)	(747)	(454)

	$4,826	$4,278	$(264)

Effective income tax rate	32.45%	27.87%	(22.13%)

Retained earnings at December 31, 2006 and 2005 include approximately $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 13 - INCOME TAXES (continued)

The net deferred tax asset is as follows:

	2006	2005
Gross deferred tax assets
Allowance for loan losses	$4,121	$4,576
Branch closing reserve	69	144
Alternative minimum tax and capital loss carryforwards	1,960	1,494
Impairment of securities available for sale	3,424	8,446
Unrealized loss on securities available-for-sale	—	97
Other	567	340

	10,141	15,097

Gross deferred tax liabilities
Net deferred loan origination costs	(1,635)	(1,718)
FHLB stock dividends	(1,829)	(3,518)
Purchase accounting adjustments	(3,094)	(3,800)
Accumulated depreciation	(394)	(455)
Mortgage servicing rights	(857)	(981)
Unrealized gain on securities available for sale	(1,984)	—
Other	(613)	(351)

	(10,406)	(10,823)

Net deferred tax asset (liability)	$(265)	$4,274

At December 31, 2006, the Company included in deferred tax assets a $1.1 million asset for capital loss carryforwards, which expires in 2011. The alternative minimum tax credits have no expiration date. Based upon projections of future taxable income, including capital gains, management believes that it is more likely than not that the deferred tax assets will be fully realized and thus a valuation allowance is not needed.

NOTE 14 - REGULATORY MATTERS

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 14 - REGULATORY MATTERS (continued)

At year-end, actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total capital (to risk- weighted assets)	$247,253	20.09%	$98,479	8.00%	$123,098	10.00%
Tier 1 (core) capital (to risk-weighted assets)	237,033	19.26	49,239	4.00	73,859	6.00
Tier 1 (core) capital (to adjusted total assets)	237,033	15.05	63,017	4.00	78,771	5.00

December 31, 2005
Total capital (to risk- weighted assets)	$229,922	19.01%	$96,772	8.00%	$120,965	10.00%
Tier 1 (core) capital (to risk-weighted assets)	220,220	18.21	48,386	4.00	72,579	6.00
Tier 1 (core) capital (to adjusted total assets)	220,220	13.82	63,748	4.00	79,684	5.00

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital.

	2006	2005
GAAP equity	$268,433	$235,908
Disallowed intangible assets	(28,392)	(15,835)
Unrealized (gain) loss on securities available-for-sale	(3,008)	147

Tier I capital	237,033	220,220
General regulatory loan loss reserves	10,220	9,702

Total regulatory capital	$247,253	$229,922

As of December 31, 2006 and 2005, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

The Bank is subject to restrictions on the amount of dividends it may declare without prior regulatory approval. The Bank’s retained earnings available for dividends without prior approval was approximately $9.3 million as of January 1, 2007.

NOTE 15 - EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan (“ESOP”). Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service. In connection with the conversion and reorganization, the ESOP borrowed $19.6 million from the Company, and used the proceeds of the loan to purchase 1,957,300 common shares issued in the subscription offering at $10.00 per share. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 15 - EMPLOYEE BENEFIT PLANS (continued)

earnings on ESOP assets. The Bank has committed to make discretionary contributions to the ESOP sufficient to service the loan over a period not to exceed 20 years. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Participants receive their earned shares at the end of employment.

Contributions to the ESOP during 2006 and 2005 were $728,000 and $208,000, respectively. Expense related to the ESOP, net of dividends received on unallocated ESOP shares, was $1.4 million, $718,000 and $10,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Shares held by the ESOP were as follows:

	2006	2005
Allocated to participants	146,797	48,933
Unearned	1,810,503	1,908,367

Total ESOP shares	1,957,300	1,957,300

Fair value of unearned shares	$32,245	$28,015

Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company matches employee contributions up to 5% of an employee’s wages. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $728,000, $791,000, and $717,000 were made for the years ended 2006, 2005, and 2004, respectively.

NOTE 16 - EQUITY INCENTIVE PLANS

On June 27, 2006, the Company’s stockholders approved the BankFinancial Corporation 2006 Equity Incentive Plan, which authorized the Human Resources Committee of the Board of Directors of the Company to grant a variety of cash- and equity-based incentive awards, including stock options, stock appreciation rights, restricted stock, performance shares and other incentive awards, to employees and directors aggregating up to 3,425,275 shares of the Company’s common stock. The Company has adopted the requirements of SFAS No. 123R, Share-Based Payment.

During 2006, the Human Resources Committee granted stock options to purchase 1,301,000 shares of the Company’s common stock to certain employees and directors of the Company. The exercise price for the stock options is the fair market value of the common stock on the dates of the grants. The stock options generally vest annually over three to five year periods commencing in the fourth quarter of 2006, and vesting is subject to acceleration in certain circumstances. The stock options will expire if not exercised within five years from the date of grant.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate was determined using the yield available on the option grant date for a zero-coupon U.S. Treasury security with a term equivalent to the expected life of the option. The expected life for options granted represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed by SAB 107. The expected volatility was determined using historical volatilities based on historical data for the NASDAQ Bank Index because the Company lacked sufficient history in its stock. Estimated forfeitures were assumed to be zero due to the lack of historical experience for the Company.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 16 - EQUITY INCENTIVE PLANS (continued)

The Company estimated the grant date fair value of options awarded in fiscal 2006 using the Black-Scholes Option-Pricing model with the following assumptions:

Assumptions
Risk-free interest rate	4.75%
Expected option life (years)	3.57
Expected stock price volatility	11.29%
Current quarterly cash dividend	$0.06
Projected dividend growth	5.00%
Weighted average fair value of options granted during year	$1.476

The Company recognized $413,000 of stock-based compensation expenses relating to the granting of stock options for the year ended December 31, 2006, respectively. As of December 31, 2006, the Company had $1.5 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted average period of 1.9 years as follows:

2007	$413
2008	413
2009	356
2010	324

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Stock options outstanding at December 31, 2005	—	$—
Stock options granted	1,301,000	17.63
Stock options exercised	—	—
Stock options forfeited	—	—

Stock options outstanding at December 31, 2006	1,301,000	$17.63	4.7	$234

Stock options exercisable at December 31, 2006	245,200	$17.63	4.7	$44

(1)	Stock option aggregate intrinsic value represents the number of shares subject to options multiplied by the difference (if positive) in the closing market price of the common stock underlying the options on the date shown and the weighted average exercise price.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 16 - EQUITY INCENTIVE PLANS (continued)

During 2006, the Company granted 816,000 shares of restricted stock to certain employees and directors of the Company. The awards generally vest annually over varying periods from three to five years commencing in the fourth quarter of 2006, and vesting is subject to acceleration in certain circumstances. The cost of such awards will be accrued ratably as compensation expense over such respective periods based on expected vesting dates. The Company recognized $3.6 million of expenses relating to the grant of shares of restricted stock during the year ended December 31, 2006. As of December 31, 2006, the total unrecognized compensation cost related to unvested shares of restricted stock was $10.8 million. The cost is expected to be recognized over a weighted average period of 1.7 years is as follows:

2007	$3,479
2008	3,479
2009	2,099
2010	1,724

Restricted Stock	Number of Shares (2)	Weighted Average Fair Value at Grant Date	Weighted Average Term to Vest (in years)	Aggregate Intrinsic Value (3)
Shares outstanding at December 31, 2005	—	$—
Shares granted	816,000	17.63
Shares vested	(174,050)	17.63
Shares forfeited	—	—

Shares outstanding at December 31, 2006	641,950	$17.63	2.2	$11,433

(2)	The end of period balances consist only of unvested shares.
(3)	Restricted stock aggregate intrinsic value represents the number of shares of restricted stock multiplied by the market price of the common stock underlying the outstanding shares on the date shown.

NOTE 17 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 17 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES (continued)

The contractual or notional amounts are as follows:

	2006	2005
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$22,849	$42,265
Standby letters of credit	3,464	2,734
Unused lines of credit	233,229	240,909
Commitments to sell mortgages	2,836	632

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

NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments is as follows:

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$67,337	$67,337	$38,026	$38,026
Securities	117,853	117,853	248,238	248,238
Loans held-for-sale	298	298	375	375
Loans receivable, net of allowance for loan losses	1,329,915	1,330,778	1,231,891	1,231,982
FHLB stock	15,598	15,598	25,434	25,434
Accrued interest receivable	7,869	7,869	6,598	6,598
Mortgage servicing rights	2,209	3,021	2,468	3,096

Financial liabilities
Non-interest-bearing demand deposits	$(134,097)	$(134,097)	$(117,443)	$(117,443)
NOW and money market deposits	(535,187)	(535,187)	(476,764)	(476,764)
Savings	(114,851)	(114,851)	(123,260)	(123,260)
Certificates of deposit	(345,450)	(346,481)	(350,407)	(349,892)
Borrowings	(138,148)	(138,805)	(191,388)	(191,227)
Accrued interest payable	(1,184)	(1,184)	(1,048)	(1,048)

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

NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 19 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	2006	2005	2004
Unrealized holding gains (losses) on securities available-for- sale	$5,237	$2,355	$(14,152)
Tax effect	(2,020)	(935)	6,418

Unrealized holding gains (losses) on securities available-for-sale, net of tax	3,217	1,420	(7,734)

Less reclassification adjustments for net gains recognized in income	(101)	—	(599)
Tax effect	39	—	272

Less reclassification adjustments for net gains recognized in income, net of tax	(62)	—	(327)

Loss on impairment of securities available-for-sale	—	—	8,793
Tax effect	—	—	(3,988)

Loss on impairment of securities available-for- sale, net of tax	—	—	4,805

Other comprehensive income (loss)	$3,155	$1,420	$(3,256)

NOTE 20 - COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of BankFinancial Corporation as of December 31, 2006 and 2005 and BankFinancial MHC, Inc. as of December 31, 2004 follows:

Condensed Statements of Financial Condition

	2006	2005
ASSETS
Cash in subsidiary	$36,805	$72,321
Loan receivable from ESOP	18,870	19,365
Investment in subsidiary	268,433	235,908
Other assets	1,907	2,294

Total assets	$326,015	$329,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	—	1,111
Total stockholders’ equity	326,015	328,777

Total liabilities and stockholders’ equity	$326,015	$329,888

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 20 - COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Income

	2006	2005	2004
Interest income	$1,355	$717	$—
Dividends from subsidiary	10,500	—	—
Other expense	1,529	377	36

Income (loss) before income tax and undistributed subsidiary income	10,326	340	(36)
Income tax expense (benefit)	(66)	128	(14)

Income (loss) before equity in undistributed subsidiary income	10,392	212	(22)

Equity in undistributed subsidiary income	(346)	10,861	1,479

Net income	$10,046	$11,073	$1,457

Condensed Statements of Cash Flows

	2006	2005	2004
Cash flows from operating activities
Net income	$10,046	$11,073	$1,457
Adjustments
Equity in undistributed subsidiary income	346	(10,861)	(1,479)
Change in other assets	387	(2,232)	1,933
Change in accrued expenses and other liabilities	(1,111)	1,111	(1,936)

Net cash from operating activities	9,668	(909)	(25)

Cash flows from investing activities
Cash paid in acquisition	(23,943)	—	—
Principal payments received on ESOP loan	495	208	—
Capital contribution to subsidiary bank	—	(147,859)	—

Net cash from investing activities	(23,448)	(147,651)	—

Cash flows from financing activities
Repurchase and retirement of common stock	(17,290)	—	—
Cash dividends paid on common stock	(4,446)	—	—
Net proceeds from sale of common stock	—	220,679	—

Net cash from financing activities	(21,736)	220,679	—

Net change in cash and cash equivalents	(35,516)	72,119	(25)
Beginning cash and cash equivalents	72,321	202	227

Ending cash and cash equivalents	$36,805	$72,321	$202

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 21 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest Income	$22,292	$23,683	$24,244	$23,867
Interest Expense	8,480	9,363	9,792	9,854

Net interest income	13,812	14,320	14,452	14,013
Provision (credit) for loan losses	196	156	49	(537)

Net interest income	13,616	14,164	14,403	14,550
Non interest income	2,731	2,587	2,658	2,533
Non interest expense	11,628	12,457	12,895	15,390

Income before income taxes	4,719	4,294	4,166	1,693
Income tax expense	1,579	1,390	1,371	486

Net Income	$3,140	$2,904	$2,795	$1,207

Basic earnings per common share	$0.14	$0.13	$0.12	$0.06
Diluted earnings per common share	$0.14	$0.13	$0.12	$0.06

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest Income	$18,093	$20,143	$20,785	$21,191
Interest Expense	6,834	7,577	6,837	7,554

Net interest income	11,259	12,566	13,948	13,637
Provision (credit) for loan losses	(76)	(264)	334	524

Net interest income	11,335	12,830	13,614	13,113
Non interest income	1,801	1,947	2,464	2,453
Non interest expense	10,729	10,576	11,391	11,510

Income before income taxes	2,407	4,201	4,687	4,056
Income tax expense	771	1,380	990	1,137

Net Income	$1,636	$2,821	$3,697	$2,919

Basic earnings per common share	N.A.	N.A.	$0.16	$0.13
Diluted earnings per common share	N.A.	N.A.	$0.16	$0.13

N.A. = Not Applicable

The Company recorded net income of $1.2 million for the three months ended December 31, 2006. Our operating results for the fourth quarter of 2006 included a $3.5 million expense for equity-based compensation and benefits, relating to the ESOP that was established in connection with our mutual-to-stock conversion in June of 2005 and the awards granted during the year under the Equity Incentive Plan approved by stockholders in June of 2006. We recorded a credit for loan losses of $537,000 for the fourth quarter of 2006. The change in the allowance for loan losses of $586,000 between the third and fourth quarters of 2006 was principally impacted by a $982,000 decrease in the portion of the allowance for loan losses that we allocate to impaired loans pursuant to SFAS No. 114 to $402,000 at December 31, 2006 from $1.4 million at September 30, 2006.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 22 – MUTUAL TO STOCK CONVERSION

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting:

The annual report of management on the effectiveness of our internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth under “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” under “Item 8. Financial Statements and Supplementary Data.”

(c)	Changes in internal controls.

There were no changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect these controls.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Code of Ethics. We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of our Code of Ethics is attached as Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2005. We have also adopted a Code of Business Conduct, pursuant to Nasdaq requirements, that applies generally to our directors, officers, and employees.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

The following consolidated financial statement of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

(A)	Report of Independent Registered Accounting Firm

(B)	Consolidated Statements of Financial Condition—at December 31, 2006 and 2005

(C)	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

(F)	Notes to Consolidated Financial Statements

(a)(2)Financial Statement Schedules

None.

(a)(3)Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Articles of Incorporation of BankFinancial Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

3.2	Bylaws of BankFinancial Corporation	Exhibit 3.2 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

3.3	Articles of Amendment to Charter of BankFinancial Corporation	Exhibit 3.3 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

3.4	Restated Bylaws of BankFinancial Corporation	Filed herewith

4	Form of Common Stock Certificate of BankFinancial Corporation	Exhibit 4 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.1	Employee Stock Ownership Plan	Exhibit 10.1 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.2	Deferred Compensation Plan	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.3	Employment Agreement with F. Morgan Gasior	Exhibit 10.3 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.4	Employment Agreement with James J. Brennan	Exhibit 10.4 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.5	Employment Agreement with Paul A. Cloutier	Exhibit 10.5 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.6	Employment Agreement with Robert J. O’Shaughnessy	Exhibit 10.6 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.7	Employment Agreement with Christa N. Calabrese	Exhibit 10.7 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.8	Form of Employment Agreement with F. Morgan Gasior	Exhibit 10.10 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.9	Form of Employment Agreement with Senior Executive Officers	Exhibit 10.11 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.11	Form of Employment Agreement for Named Executive Officers	Exhibit 10.14 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.12	Form of Incentive Stock Option Award Terms	Exhibit 10.1 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.13	2006 BankFinancial Corporation Equity Incentive Plan	Appendix C to the Definitive Form 14A filed with the Securities and Exchange Commission on May 25, 2006 (File No. 000-51331)

10.14	Form of Performance Based Incentive Stock Option Award Terms	Exhibit 10.2 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.15	Form of Non-Qualified Stock Option Award Terms	Exhibit 10.3 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.16	Form of Performance Based Non-Qualified Stock Option Award Terms	Exhibit 10.4 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.17	Form of Restricted Stock Unit Award Agreement	Exhibit 10.5 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.18	Form of Performance Based Restricted Stock Award Agreement	Exhibit 10.6 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.19	Form of Restricted Stock Award Agreement	Exhibit 10.7 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.20	Form of Stock Appreciation Rights Agreement	Exhibit 10.8 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

14	Code of Ethics for Senior Financial Officers	Exhibit 14 to the Annual Report on Form 10-K of the Company (file no. 0001193125-06-064000), filed with the Securities and Exchange Commission on March 27, 2006

21	Subsidiaries of Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

23	Consent of Crowe Chizek and Company LLC	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKFINANCIAL CORPORATION

Date: March 15, 2007	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 15, 2007

/s/ Paul A. Cloutier Paul A. Cloutier	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ Cassandra J. Francis Cassandra J. Francis	Director	March 15, 2007

/s/ John M. Hausmann John M. Hausmann	Director	March 15, 2007

/s/ Sherwin R. Koopmans Sherwin R. Koopmans	Director	March 15, 2007

/s/ Joseph A. Schudt Joseph A. Schudt	Director	March 15, 2007

/s/ Terry R. Wells Terry R. Wells	Director	March 15, 2007

/s/ Glen R. Wherfel Glen R. Wherfel	Director	March 15, 2007