Form 10-K/A
period 2006-12-31
BankFinancial CORP
filed 2007-04-30
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 0-51331

BANKFINANCIAL CORPORATION

(Exact Name of Registrant as Specified in Charter)

Maryland	75-3199276
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

15W060 North Frontage Road, Burr Ridge, Illinois	60527
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 894-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.01 per share	Nasdaq Global Market

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

At March 31, 2007, there were 23,175,176 shares of common stock, $0.01 par value, outstanding.

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2006, determined using a per share closing price on that date of $17.30, as quoted on The Nasdaq Stock Market, was $385,423,205.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

The Company is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 15, 2007. In accordance with General Instruction G(3), we are now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information, as of April 30, 2007, regarding the nominees and the continuing members of our Board of Directors, including their years of service, ages and terms of office. Except as indicated elsewhere in this Annual Report on Form 10-K/A, there are no arrangements or understandings between any of the directors or nominees and any other person pursuant to which such directors or nominees were selected.

Name	Age	Position(s) Held in the Company	Director Since (1)	Term of Class to Expire
John M. Hausmann, C.P.A.	52	Director	1990	2007
Glen R. Wherfel, C.P.A.	57	Director	2001	2007
F. Morgan Gasior	43	Chairman of the Board, Chief Executive Officer and President	1983	2008
Joseph A. Schudt	69	Director	1992	2008
Cassandra J. Francis	41	Director	2006	2009
Sherwin R. Koopmans	65	Director	2003	2009
Terry R. Wells	48	Director	1994	2009

(1)	For each director, denotes the earlier of the year the individual became a director of the Bank or the year the individual became a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, the federal corporation. Except for Glen R. Wherfel and Cassandra J. Francis, each individual has served as a director of the Company since its formation in 2004. Mr. Wherfel was appointed to the Board of Directors of the Company on May 18, 2006, to fill the vacancy created by the death of Dr. Kenneth Cmiel, and Ms. Francis was appointed to the Board of Directors of the Company on September 27, 2006, to fill the vacancy created by the resignation of former Director Patrick I. Hartnett on September 14, 2006.

The business experience for at least the past five years of each member of the Board of Directors is set forth below.

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

Glen R. Wherfel, C.P.A. Mr. Wherfel has been a principal in the accounting firm of Wherfel & Associates since 1984. Mr. Wherfel was a director of Success National Bank from 1993 to 2001, and of Success Bancshares from 1998 to 2001. He was the Chairman of Success National Bank’s Loan Committee and a member of its Asset Liability Management Committee. Mr. Wherfel has been a director of the Company since 2006, and of the Bank since 2001. Mr. Wherfel is a member of the Asset Quality Committee of the Bank.

F. Morgan Gasior. Mr. Gasior has served as Chairman of the Board, Chief Executive Officer and President of the Company since its formation in 2004, and of the Bank since 1989, and as a director of the Bank since 1983.

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

Cassandra J. Francis. Ms. Francis has served in various management positions with U.S. Equities Development, L.L.C. since 1995, and currently holds the office of Senior Vice President. Ms. Francis is a member of the American Institute of Certified Planners and is licensed as a real estate broker in the States of Illinois and Indiana. She is also a member of the Board of Directors of the Center for Urban Real Estate at the University of Illinois at Chicago. Ms. Francis became a director of the Company and Bank during 2006, and is a member of the Asset Liability Management Committee of the Bank and the Corporate Governance and Nominating Committee of the Company.

Sherwin R. Koopmans. Mr. Koopmans has been actively involved in the banking industry since 1964, including service in senior management positions with the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. Since retiring from government service in December 1995, Mr. Koopmans has performed short-term consulting engagements on banking and deposit insurance issues for private clients, including several European, Asian and South American countries. Mr. Koopmans is currently retired. He was a director of Success Bancshares and its wholly owned subsidiary, Success National Bank, from 1997 until 2001, and was the Chairman of Success Bancshares’ Executive Committee and Asset/Liability Management Committee and a member of its Audit Committee and Human Resources Committee. Mr. Koopmans has been a director of the Company since its formation in 2004, and of the Bank since 2004. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 2003 to 2005. He also served as a director of Financial Assurance Services, a subsidiary of the Bank, from 2001 to 2003. Mr. Koopmans is the Chairman of the Asset Liability Management Committee of the Bank, and is the Chairman of the Corporate Governance and Nominating Committee of the Company, a member of the Human Resources Committees and Executive Committees of the Company and the Bank, and the Audit Committee of the Company.

Joseph A. Schudt. Mr. Schudt served as the Principal Partner and President of Joseph A. Schudt & Associates, a professional engineering firm based in Frankfort, Illinois, specializing in engineering design, environmental analyses and land surveying, from 1972 to 2004. Mr. Schudt currently serves as a Vice President of Joseph A. Schudt & Associates. Mr. Schudt is licensed as a professional engineer in seven states, including Illinois. He has been a director of the Company since its formation in 2004, and of the Bank since 1992. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Schudt is the Chairman of the Asset Quality Committee of the Bank and of the Human Resources Committees of the Company and the Bank, a member of the Executive Committees of the Company and the Bank and is a member of the Corporate Governance and Nominating Committee of the Company.

Terry R. Wells. Mr. Wells has served as the Mayor of the Village of Phoenix, Illinois since 1993. Mr. Wells has also taught history and social studies since 1981 at the elementary and high school levels, and presently teaches U.S. History at Thornton Township High School in Harvey, Illinois. Mr. Wells serves on the Executive Committee of the South Suburban Mayors and Managers Association. He is also a member of the Board of Directors of Pace, a Division of the Regional Transportation Authority, and the Board of Trustees of South Suburban College. Mr. Wells has been a director of the Company since its formation in 2004, and of the Bank since 1994. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Wells is a member of the Audit Committees and the Human Resources Committees of the Company and the Bank and is also a member of the Corporate Governance and Nominating Committee of the Company.

Director Independence

The Board of Directors has determined that, except for F. Morgan Gasior, who serves as the Chairman, Chief Executive Officer and President of the Company, each of the Company’s directors is “independent” as defined in Rule 4200(a)(15) of the listing standards of the NASDAQ Stock Market.

Executive Officers Who Are Not Directors

Set forth below is information, as of April 30, 2007, regarding the principal occupations for at least the past five years of the individuals who serve as executive officers of the Company and/or the Bank and who do not serve as directors of the Company or the Bank. All executive officers of the Company and the Bank are elected annually by their respective Boards of Directors and serve until their successors are elected and qualify. No executive officer identified below is related to any director or other executive officer of the Company or the Bank. Except as indicated elsewhere in this Annual Report on Form 10-K/A, there are no arrangements or understandings between any officer identified below and any other person pursuant to which any such officer was selected as an officer.

Gregg T. Adams. Age 48. Mr. Adams has served as the Executive Vice President of the Marketing and Sales Division of the Bank since 2001, and was the Senior Vice President of the Marketing and Sales Division from 2000 to 2001. Mr. Adams joined the Bank in 1986, and has served in various positions with the Bank and its former real estate subsidiary, Financial Properties, Inc., including as Vice President of Marketing Development.

James J. Brennan. Age 56. Mr. Brennan has served as the Secretary and General Counsel of the Company since its formation in 2004, and of the Bank, BankFinancial Corporation, a federal corporation, and BankFinancial MHC from 2000 to 2005. Mr. Brennan also serves as the Executive Vice President of the Corporate Affairs Division of the Company and the Bank. Mr. Brennan was a practicing attorney from 1975 until 2000. Prior to joining the Bank and its parent companies, he was a partner in the law firm of Barack Ferrazzano Kirschbaum Perlman & Nagelberg, Chicago, Illinois, and was the Co-Chairman of the firm’s Financial Institutions Group and a member of its Management Committee. Mr. Brennan is also a director of Financial Assurance Services.

Christa N. Calabrese. Age 58. Ms. Calabrese has served as the President of the Bank’s Northern Region since 2001. She served as the Chief Lending Officer of Success National Bank from 1992 until it was acquired by the Company in 2001, and during that time she held the offices of Executive Vice President and Senior Vice President. Ms. Calabrese was an Asset Specialist with the Resolution Trust Corporation from 1990 to 1992, and held commercial lending positions with several Chicago area community banks from 1969 to 1990.

Paul A. Cloutier, C.P.A. Age 43. Mr. Cloutier has served as the Chief Financial Officer and Treasurer of the Company since its formation in 2004, of the Bank since 1991, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Cloutier also serves as the Executive Vice President of the Finance Division of the Company and the Bank. He is a registered certified public accountant in the State of Michigan and is a member of the American Institute of Certified Public Accountants. Prior to joining the Bank and its parent companies, he was a Senior Tax Associate with Coopers & Lybrand.

Mark W. Collins. Age 56. Mr. Collins has served as the Executive Vice President of the Information Systems Division of the Bank since 2004. Mr. Collins joined the Bank on a full-time basis in 2002, and became a Vice President in the Information Systems Division in 2003. Prior to joining the Bank, Mr. Collins was employed in the Information Systems Division of Standard Federal Bank, Chicago, Illinois, and its successor, TCF Bank, from 1972 to 1998, and served as the Director of Information Systems of Standard Federal Bank from 1994 to 1997.

John G. Manos. Age 46. Mr. Manos has served as the President of the Bank’s Southern Region since 2006. He has held various positions with the Bank since 1999, including Senior Vice President and Vice President and Senior Vice President of Regional Commercial Banking. Prior to joining the Bank, Mr. Manos was the Manager – Commercial Lending for Preferred Mortgage Associates.

Robert J. O’Shaughnessy. Age 68. Mr. O’Shaughnessy has served as the Chief Credit Officer of the Company since its formation in 2004, of the Bank since 1999, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. O’Shaughnessy also serves as the Executive Vice President of the Operations Division of the Company and the Bank. Mr. O’Shaughnessy has been actively involved in the banking industry since 1964, including service as chief lending officer and other senior positions with several Chicago area commercial banks, and as the principal in R.J. O’Shaughnessy & Company, a consulting firm that specialized in loan review, the evaluation of credit standards and processes and general bank consulting.

Patricia M. Smith. Age 44. Ms. Smith has served as the Executive Vice President of the Human Resources Division of the Company since its formation in 2004, and of the Bank since 2002, and she was the Senior Vice President of the Human Resources Division of the Bank from 2001 to 2002. Before joining the Bank, Ms. Smith held various human resources positions with Old Kent Bank, and with Heritage Bank and its successor, First Midwest Bank.

Donald F. Stelter. Age 54. Mr. Stelter has served as the Executive Vice President of the General Services Division of the Bank since 2001, and was the Senior Vice President of the General Services Division of the Bank from 2000 to 2001. Mr. Stelter held various positions with Financial Properties, Inc., a former subsidiary of the Bank, between 1987 and 2001, and served as its Senior Vice President from 1996 to 2001. Mr. Stelter is also the President of BF Asset Recovery Corporation, a special asset holding subsidiary of the Bank.

Thad F. Stewart. Age 45. Mr. Stewart has served as the Executive Vice President of the Internal Audit Division of the Company since its formation in 2004, of the Bank since 2001, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 2001 to 2005. He was the Senior Vice President of the Internal Audit Division of the Bank from 1997 to 2001, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2001. Prior to joining the Bank, Mr. Stewart was an internal audit officer with several Chicago area financial institutions.

Audit Committee

The Board of Directors has an Audit Committee comprised of Messrs. Hausmann (Chairman), Wells and Koopmans. Each is an “independent” director as defined in Rule 4200(a)(15) of the listing standards of the NASDAQ Stock Market and Rule 10A-3 of the Securities and Exchange Commission. The Board of Directors has determined that Messrs. Hausmann and Koopmans both qualify as an “audit committee financial expert” as currently defined in the regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors, and beneficial owners of greater than 10% of the outstanding shares of our common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended December 31, 2006, no executive officer, director or 10% beneficial owner of shares of our common stock failed to file any required ownership report on a timely basis.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of our Code of Ethics was previously filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2005. We have also adopted a Code of Business Conduct, pursuant to the listing standards of the NASDAQ Stock Market, that applies generally to our directors, officers, and employees.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes BankFinancial Corporation’s compensation philosophy and policies for 2006 as applicable to the executive officers named in the Summary Compensation Table. This section explains the structure and rationale associated with each material element of the named executive officers’ compensation, and it provides context for the more detailed disclosure tables and specific compensation amounts provided in the following the section. It is important to note that the Company and the Bank share an executive management team, and except for awards made pursuant to the Company’s 2006 Equity Incentive Plan (the “2006 EIP”), the members of the executive management team are compensated by the Bank rather than the Company and the Company reimburses the Bank for their services to the Company through inter-company expense allocations. The compensation packages of the named executive officers are determined and approved by our Human Resources Committee based upon their performances and roles for both the Company and the Bank.

Role of the Human Resources Committee of the Board of Directors

Pursuant to its Charter, the Human Resources Committee is directly responsible for the execution of the Board of Director’s responsibilities with respect to compensation, performance evaluation and succession planning for the Company’s Chief Executive Officer and other executive officers. The Human Resources Committee is also responsible for the submission of an annual report on executive compensation to the Board of Directors for inclusion in the Company’s annual proxy statement. During 2006, the Human Resources Committee was comprised of Messrs. Schudt (Chairman), Hausmann, Koopmans and Wells, each of whom is expected to serve on the committee through June 30, 2007. Each of the members is considered “independent” according to the listing standards of the NASDAQ Stock Market, an “outside” director pursuant to Section 162(m) of the Internal Revenue Code, and a “non-employee” director under Section 16 of the Securities Exchange Act of 1934.

Compensation Philosophy and Objectives

The overall objective of the Company’s compensation program is to align executive officer compensation with the success of meeting strategic, financial and management objectives and goals. The programs are designed to create meaningful and appropriate incentives to manage the business successfully and to align executive officers’ interests with those of our stockholders. The program is structured to accomplish the following:

•	encourage a consistent and competitive return to stockholders over the long-term, as the Company continues to deploy the capital raised in its 2005 initial public offering;

•

maintain a corporate environment that encourages stability and a long-term focus for the primary constituencies of the Company, including employees, stockholders, communities, clients and government regulatory agencies;

•	maintain a program that:

•	clearly motivates personnel to perform and succeed according to our current goals;

•	provides management with the appropriate empowerment to make decisions that benefit the primary constituents;

•	attracts and retains key personnel critical to our long-term success;

•	provides for management succession planning and related considerations;

•	encourages increased productivity;

•	provides for subjective consideration in determining incentive and compensation components; and

•	ensure that management:

•	fulfills its oversight responsibility to its primary constituents;

•	conforms its business conduct to the Company’s established ethical standards;

•	remains free from any influences that could impair or appear to impair the objectivity and impartiality of its judgments or treatment of our constituents; and

•	continues to avoid any conflict between its responsibilities to the Company and each executive officer’s personal interests.

Compensation Principles and Factors

Business Plan Objectives. The Boards of Directors of the Company and the Bank periodically conduct a review of current and anticipated business conditions in the context of the Bank’s financial and competitive position. The review period typically includes at least the previous two fiscal years and up to five years prospectively. In connection with this review, management submits a business plan to the Board of Directors that proposes strategic, financial and management objectives for the period covered, using multiple scenarios in response to a variety of stated assumptions. The Board of Directors then evaluates the proposed business plan, and modifies its provisions to the extent it deems appropriate. The business plan is updated by management and the Board of Directors periodically throughout the year to respond to changing circumstances and conditions.

Corporate Performance and Benchmarking. In establishing executive officer compensation, the Human Resources Committee measures the Company’s performance compared to management’s and the Board of Directors’ goals and business objectives as well as to other financial institutions of comparable size and complexity. The Human Resources Committee believes that using the Company’s performance as a factor in determining executive officer compensation levels is useful in helping to align the executive officers’ interests with those of our stockholders. With that in mind, the Human Resources Committee focuses on Company performance versus key business plan financial performance criteria (using both GAAP and non-GAAP measurements) such as return on beginning equity, return on average assets, revenue growth, diluted earnings per share growth, capital adequacy, asset quality, liquidity, interest rate risk, and operating efficiency. As part of the evaluation and review of these criteria, the Human Resources Committee also takes into account the way in which various subjective issues, such as competition and general economic conditions, including the interest rate environment and its impact on performance, may affect the Company’s performance.

For purposes of comparative analysis in assessing performance, the Company generally considers commercial banks and savings institutions of similar asset size. In addition, the Company also considers institutions that are similarly situated due to their recent conversion to public-company status. The group of comparative institutions used in 2006 generally included financial institutions with total assets of $1 billion to $10 billion, with a focus on commercial banks and savings institutions located in the Chicago metropolitan area as well as institutions throughout the country that recently converted to public-company status. Given the ever-changing landscape within the banking industry, there is no specifically defined group of companies that is utilized for this analysis.

The Human Resources Committee believes that benchmarking is useful in order to stay competitive in the marketplace and for attracting and retaining qualified executives. While the Human Resources Committee believes that it is prudent to consider benchmarking in determining compensation practices, it does not set strict parameters for using this data. Rather, the Human Resources Committee uses benchmarking data to ensure that executive compensation is not inconsistent with comparative organizations.

Performance Reviews and Role of Executives in Committee Meetings. Management reports to the Board of Directors at least annually on its progress in achieving the strategic, financial and management objectives established by the business plan. The Board of Directors then considers the overall performance of the Company and its executive officers in the context of these objectives, weighing numerous factors and conditions within and outside of management’s control. Following this review, the Human Resources Committee reviews current and proposed compensation levels for the Chief Executive Officer and all other executive officers, and submits its conclusions to the Board of Directors for consideration and ratification. The Human Resources Committee relies in part upon the Chief Executive Officer’s written assessment of each executive officer’s individual performance, which considers each executive officer’s efforts in achieving his or her individual goals each year, managing and developing employees and the enhancement of long-term relationships with customers, if applicable to his or her position. However, the Board of Directors and Human Resources Committee exclude the Chief Executive Officer and all other executive officers from its discussions and formal meetings concerning executive officer compensation, except to provide the results of the decisions made by the Human Resources Committee or the Board of Directors.

Information Resources and Role of Compensation Consultants. In reviewing current and proposed compensation levels for executive officers, the Human Resources Committee considers the organizational structure and composition of the Company and the Bank, external information from public sources on peer and competitor compensation practices and levels, and other information it deems relevant to its responsibilities. In 2006, the Human Resources Committee engaged Frederic W. Cook & Co. to assess the structure and reasonableness of the Company’s 2006 EIP, which incorporates cash incentive and equity incentive components. Additionally, the Human Resources Committee has periodically consulted with external legal counsel.

Components of Executive Compensation

General. All executive officers of the Company, including the Chief Executive Officer, are currently executive officers of the Bank. On May 19, 2006, the Company adopted the 2006 EIP, and it was subsequently approved by the Company’s stockholders at the 2006 annual meeting. Except for awards made pursuant to the 2006 EIP, the Company does not separately compensate its executive officers. The compensation that the Bank pays to its executive officers, however, is taken into account in establishing the inter-company expense allocations that the Company pays to the Bank. Prior to our mutual-to-stock conversion, the Bank’s compensation programs involved only cash compensation consisting of base salary, incentive compensation and traditional employee benefits. In connection with the mutual-to-stock conversion, the Bank also established a tax-qualified ESOP, and executive officers are eligible to participate in the ESOP subject to vesting and other requirements and limitations.

Base Salary. Generally, base salary levels are established based on job descriptions and responsibilities, either temporary or permanent in nature (including any revisions or proposed revisions thereto), competitive conditions and general economic trends in the context of the Bank’s financial and franchise condition and performance.

In 2006, the base salary for the Chief Executive Officer and the other named executive officers increased by an amount equal to the increase in the 12-month Consumer Price Index as reported by the U.S. Treasury Department in October, 2005 (this index was used uniformly throughout the Company for cost-of-living adjustments to base compensation). For 2007, the Chief Executive Officer and the named executive officers requested that the Human Resources Committee maintain their base salaries equal to their 2006 base salary levels and the Human Resources Committee and the Board of Directors accepted that request.

Name	Position	2006 Base Salary(1)	2007 Base Salary(1)	Percentage Change from 2006 to 2007
F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	$395,906	$395,906	0%
Paul A. Cloutier	Executive Vice President and Chief Financial Officer	$247,046	$247,046	0%
James J. Brennan	Executive Vice President, Corporate Secretary and General Counsel	$295,610	$295,610	0%
Robert J. O’Shaughnessy	Executive Vice President and Chief Credit Officer	$252,350	$252,350	0%
Christa N. Calabrese	Regional President	$216,300	$216,300	0%

(1)	Base salary is effective as of April 1 of a calendar year.

Annual Cash Incentive Compensation. Annual cash incentive compensation reflects the relative achievement of the strategic, financial and management objectives established by the business plan, together with management’s responses to unforeseen circumstances or conditions that materially differ from those originally assumed. Annual cash incentive compensation is generally established as a range of possible awards based on a percentage of base salary. Other factors considered in establishing annual cash incentive compensation include recent changes or proposed changes to base salary or other compensation elements, as well as competitive considerations.

In general, the Company’s business plan assumptions include a total annual cash incentive compensation pool between 10% and 20% of base salary for executive officers, including the Chief Executive Officer. Absent extraordinary circumstances, annual cash incentive compensation typically will not exceed 20% of an executive officer’s base salary. Provided that the Company’s overall financial performance was generally consistent with the overall projected business plan results (taking into consideration factors both within and outside of the Company’s control), the annual performance review process results in an award based on each executive officer’s relative achievement in percentage terms of the applicable established strategic, financial and management business plan objectives.

Equity-Based Compensation. The 2006 EIP established a mechanism by which awards of restricted stock or stock options could be utilized to further align the financial interests of employees, including the executive officers, with stockholders and, in the future, provide an additional means to attract, retain and reward individuals who can and do contribute to the success of the Company. The Human Resources Committee established share ownership guidelines (as described below) for executive officers applicable both to personally-acquired shares and shares acquired pursuant to the 2006 EIP. The Human Resources Committee also considers the significant financial investment required of a participant who retains all shares granted under the 2006 EIP because such participant must pay current income tax obligations with respect to such shares without having the benefit of selling any of the shares to generate cash amounts to cover such tax liability. Given these linkages to stockholder interests, the Human Resources Committee granted long-term equity-based compensation awards (consisting of both restricted stock and stock options) to certain executive officers in 2006. Consistent with the purpose of aligning management financial interests with stockholder interests, the Human Resources Committee established a framework for the Chief Executive Officer’s implementation of the 2006 EIP for individuals other than the executive officers of the Company or the Bank. In general, the delegation limits grants to an aggregate of 120,000 restricted shares and 360,000 stock options, and to a maximum per individual of 10,000 restricted shares and 25,000 stock options.

The Human Resources Committee believes that the Company’s present market valuation is most closely aligned with its capital strength, asset quality and core deposit franchise and that a key objective for the Chief Executive Officer is to preserve these strengths throughout the deployment of the Company’s excess capital and the execution of its business objectives. Consequently, the Human Resources Committee conditioned the vesting of certain restricted stock and stock option awards on the achievement of tangible capital ratios and asset quality ratios at the end of each calendar year (as certified by the Human Resources Committee based on the Company’s annual audited financial statements).

Share Ownership Guidelines. In the absence of difficult personal circumstances, the Human Resources Committee encourages the Chief Executive Officer and the other named executive officers of the Company to acquire and hold a position in Company shares equal to 100% of the executive’s three-year average annual cash compensation. The Human Resources Committee also encourages other executive officers of the Company and the Bank to acquire and hold a position in Company shares equal to 20% of the executive’s three-year average annual cash incentive compensation. At December 31, 2006, all elements of the Human Resources Committee’s share ownership guidelines were met. In addition, the Human Resources Committee encourages executive officers to retain all shares granted under the 2006 EIP. At December 31, 2006, the Company’s executive officers had retained 100% of their vested 2006 EIP restricted shares.

Deferred Compensation Plan. The Bank previously maintained a deferred compensation plan for the benefit of directors and certain senior executive officers designated to participate in the plan. Participation in the plan was voluntary, and the one individual who elected to participate in the plan did not receive any compensation beyond the compensation this individual would have received had he not participated in the plan. Under the plan, an employee was able to defer up to 100% of his salary or incentive compensation. A director was able to defer up to 100% of his director fees. There were no Company matching contributions made to the plan. The Bank’s Board of Directors terminated the Deferred Compensation Plan as of December 31, 2006, and all distributions therefrom were completed in accordance with the plan’s terms by that date.

401(k) Plan. The Company has a tax-qualified defined contribution retirement plan covering all of its eligible employees. The plan is a 401(k) and profit-sharing plan. Employees are eligible to participate in the plan after attainment of age 21 and completion of one year of service. Prior to April 1, 2007, the Company matched employee contributions up to 5% of an employee’s wages. The Company could also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $728,000 were made for 2006. Effective April 1, 2007, the Board of Directors amended the match component of the plan to provide a fixed match in the amount of 50% of the first 6% of compensation deferred under the plan. The Board of Directors amended the match formula after considering the significant benefit provided to all eligible employees under the ESOP.

Employee Stock Ownership Plan and Trust. The Bank implemented the ESOP in connection with our mutual-to-stock conversion, effective as of January 1, 2004. Employees with at least one year of employment with the Bank are eligible to participate. As part of the mutual-to-stock conversion, the ESOP trust borrowed funds from the Company and used those funds to purchase 1,957,300 shares of common stock. The shares of common stock purchased by the ESOP are the collateral for the loan. The loan will be repaid principally from the Bank through discretionary contributions to the ESOP over a period of up to 20 years. The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments. The interest rate for the loan will be equal to the prime rate plus 100 basis points, adjustable every five years. Shares purchased by the ESOP are held in a suspense account for allocation among participants as the loan is repaid.

Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan are allocated among ESOP participants on the basis of compensation in the year of allocation. Benefits under the plan become fully vested upon completion of five years of credited service, with credit given to participants for years of credited service with the Bank prior to the adoption of the plan. A participant’s interest in his account under the plan also fully vests in the event of termination of service due to a participant’s early or normal retirement, death, disability, or upon a change of control (as defined in the plan). Vested benefits are payable in the form of shares of common stock and/or cash. Any unvested benefits will be forfeited following termination of employment in accordance with the terms of the ESOP. Such forfeited benefits remain in the ESOP and are reallocated to remaining participants in accordance with the terms of the ESOP. The Bank’s contributions to the ESOP are discretionary, subject to the loan terms and tax law limits. The ESOP will terminate in the event of a change of control as defined in the plan.

All Other Compensation and Perquisites. The Human Resources Committee reviews and monitors the level of other compensation and perquisites offered to the named executive officers in the context of current business operations and general market practices.

In addition to participation in the standard life and disability insurance benefits available to all full-time employees, the Company also requested the Chief Executive Officer and the insurable named executive officers to obtain additional life, accidental death and disability insurance coverage in an amount equal to the death benefit payable under their respective employment agreements. In the event of the death or disability of one of these executive officers, the Bank’s obligations under their employment agreements are reduced on a dollar-for-dollar basis by the insurance proceeds received by the executive officer’s named beneficiary. In exchange, the Bank reimburses the participant for the after-tax cost of the annual insurance premium for the additional coverage. The Human Resources Committee believes that the additional insurance coverage is a very cost-effective means of protecting the Bank and the Company against the immediate financial consequences of the death or disability of any of the executive officers.

Excluding the effects of the Bank’s contributions for the health, vacation, 401(k) and ESOP benefits available to all full-time employees and the Bank’s reimbursement of the after-tax premium costs for additional life and disability insurance coverages, the Human Resources Committee generally believes that other compensation and perquisites should not exceed 10% of each named executive officer’s total annual cash compensation. The Company’s perquisite policy was amended in 2007 to reflect this limitation. As of December 31, 2006, the Company’s compensation practices with respect to other compensation and perquisites met this standard with respect to all but one named executive officer, Mr. Cloutier.

Conclusions for Year Ended December 31, 2006

This section describes the decisions made by the Human Resources Committee with respect to the compensation for the named executive officers for 2006 and 2007.

Executive Summary. The following is a brief summary of the compensation decisions the Human Resources Committee affected for 2006 and 2007:

•	we increased base salaries for the named executive officers, on average, by 3% for 2006 and 0% for 2007;

•	aggregate annual cash incentive payments to named executive officers for 2006 decreased from the aggregate annual cash incentives paid for 2005;

•

we implemented the 2006 EIP to further align the financial interests of the executive officers with stockholders and to strengthen our retention tools for executive officers and other key senior officers; and

•	other benefits and perquisites remained substantially similar between 2005 and 2006 and we expect that they may decrease moderately in 2007.

Chief Executive Officer. The Human Resources Committee reviewed the Chief Executive Officer’s performance in 2006 in the context of the approved business plan and the extent to which established strategic, financial and management objectives were realized. The Human Resources Committee also evaluated the overall state of the Company’s franchise and its strategic position, capabilities and direction consistent with the Chief Executive Officer’s execution of his leadership and planning responsibilities. At a meeting attended solely by Human Resources Committee members, the Human Resources Committee determined that the Chief Executive Officer generally performed at the higher end of the expectations of the Board of Directors in 2006. The Human Resources Committee noted specifically that management responded appropriately to adverse interest rate and competitive conditions, resulting in relatively consistent performance metrics compared to 2005. The Committee also noted the successful integration of University National Bank, the conduct of long-range acquisition analyses and other planning activities, and the completion of several due diligence reviews of institutions offered for sale, either privately or publicly. Finally, the Committee noted that the pace of innovation increased in 2006, with several new functions, products and services designed to meet the growing competition in its markets. In recognition of the foregoing, the Human Resources Committee concluded that the Chief Executive Officer should receive a cash incentive compensation award for 2006 of $57,656, compared to $65,156 for 2005.

Other Named Executive Officers. The Chief Executive Officer submitted performance review information for the other named executive officers of the Company, together with current and proposed base salary and annual cash incentive compensation information. At a meeting attended solely by Human Resources Committee members, the Human Resources Committee reviewed and evaluated the information provided by the Chief Executive Officer. The Committee determined that certain revisions (generally minor in nature) to the presentations were appropriate and directed the Chief Executive Officer to implement the revisions. For 2006, cash incentive compensation for the named executive officers (other than the Chief Executive Officer) ranged from $28,500 to $56,000 compared to $37,500 to $58,000 for 2005.

Reasonableness of Compensation

After considering all components of the compensation program for the named executive officers, the Human Resources Committee has determined that such compensation is reasonable and appropriate.

In making this determination, we considered many factors, including the following:

•	management has positioned the Company for future success through the planning and execution of the strategic, financial and management objectives of the Company’s business plan;

•	the Company’s total stockholder return since its initial public offering has exceeded published market indices relevant to the Company’s stockholders;

•	the Company is increasingly well positioned in the communities it serves as a result of the management’s focus and execution of the Company’s community bank mission; and

•

the grants made to the named executive officers were intended to cover a multi-year period, both past and future, and no additional grants are expected to be made to the named executive officers in 2007 and 2008 absent extraordinary circumstances that are not presently foreseeable.

Tax and Accounting Treatment

Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code limits the tax deduction to $1 million for compensation paid to certain executive officers of public companies. The limitations on the deductibility of executive compensation imposed under Section 162(m) did not affect the Company during 2006 because the compensation paid to the Company’s executive officers in 2006 did not exceed these limitations. The 2006 EIP provides the Human Resources with flexibility to addresses issues that may arise under Section 162(m), and contains provisions that could be utilized to reduce its potential adverse effects. The Human Resources Committee intends to continue to evaluate the potential adverse impact that Section 162(m) could have on the Company in the future.

American Jobs Creation Act of 2004. The Human Resources Committee has monitored regulatory developments under Section 409A of the Internal Revenue Code, which was enacted as part of the American Jobs Creation Act of 2004 and deals with specific tax rules for non-qualified deferred compensation plans. The Company revised certain payment provisions in its employment agreements with certain officers to address potential issues that could arise under the transitional guidance that has been issued with respect to Section 409A. Further amendment of such agreements may be required to comply with the final Treasury Regulations under Section 409A, which were issued on April 10, 2007. The 2006 EIP provides the Human Resources with flexibility to addresses issues that may arise under Section 409A, and contains provisions that could be utilized to reduce its potential adverse effects. The Human Resources Committee intends to continue to evaluate the potential adverse impact that

Section 409A could have on the Company in the future and is currently evaluating the potential impact of the final Treasury Regulations on the Company.

Other Taxation Issues. The Human Resources Committee believes that, as the Company’s compensation structures become more complex, the effects of the alternative minimum tax and other taxation issues could affect the net intended effect of the Company’s compensation plans. Although no specific action is warranted at this time, the Human Resources Committee intends to monitor the effects of the alternative minimum tax and other taxation issues on the Company and its directors, officers and associates when evaluating various compensation principles, practices and plans.

Accounting for Stock-Based Compensation. The Financial Accounting Standards Board has adopted Statement of Financial Accounting Standards 123(R) (“FAS 123(R)”), which requires companies to record the compensation cost for stock options that are provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. FAS 123(R) applies to awards granted or modified in years beginning in 2006 and thus will apply to the 2006 EIP. The Human Resources Committee has evaluated, and intends to continue to evaluate, the potential adverse impact of FAS 123(R) on future compensation expense.

HUMAN RESOURCES COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the year ended December 31, 2006 and in BankFinancial Corporation’s Proxy Statement for the 2007 annual meeting of stockholders.

Submitted by:

Joseph A. Schudt, Chairman

John M. Hausmann

Sherwin R. Koopmans

Terry R. Wells

Members of the Human Resources Committee

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and our other three most highly compensated executive officers who serve in such capacities during 2006:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	All Other Compensation(2)	Total Compensation
F. Morgan Gasior Chairman of the Board, Chief Executive Officer and President	2006	$393,245	$57,656	$881,000	$74,850	$64,242	$1,470,993

Paul A. Cloutier Executive Vice President and Chief Financial Officer	2006	$245,385	$35,978	$440,500	$25,449	$72,083	$819,395

James J. Brennan Executive Vice President, Corporate Secretary and General Counsel	2006	$293,623	$56,000	$440,500	$25,449	$75,369	$890,941

Robert O’Shaughnessy Executive Vice President and Chief Credit Officer	2006	$250,654	$48,000	$374,425	$31,811	$63,254	$768,144

Christa N. Calabrese Regional President	2006	$214,846	$28,500	$88,100	$25,449	$53,936	$410,831

(1)	The amounts set forth in the “Stock Awards” column and the “Option Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006 in accordance with FAS 123(R). Amounts recognized may vary from individual-to-individual under the rules of FAS 123(R).

(2)	All other compensation for the named executive officers is summarized below:

Name	Perquisites(i)	Insurance(ii)	Tax Reimbursement (iii)	401(k) Match	ESOP Contribution(iv)	Total “All Other Compensation”
F. Morgan Gasior	$21,494	$6,574	$3,188	$11,000	$21,986	$64,242
Paul A. Cloutier	$33,831	$2,651	$2,615	$11,000	$21,986	$72,083
James J. Brennan	$30,574	$7,812	$3,997	$11,000	$21,986	$75,369
Robert J. O’Shaughnessy	$22,162	$2,299	$5,807	$11,000	$21,986	$63,254
Christa N. Calabrese	$11,650	$4,965	$4,335	$11,000	$21,986	$53,936

(i)	Includes use of an automobile or an automobile allowance, and in the case of Messrs. Gasior, Brennan and Cloutier, club dues. Also includes a payment of $8,778 to Mr. Cloutier related to mandatory special assessments required to maintain a club membership.

(ii)	Consists of premiums paid by the Company during the fiscal year with respect to additional life, accidental death and disability, and short and long-term disability insurance. Certain amounts were paid by the executive and reimbursed by the Company under employment agreement provisions that reduce, on a dollar-for-dollar basis, the Bank’s obligations under such executive’s employment agreement in the event of the executive’s death or disability by the amount of insurance proceeds received by the executive’s named beneficiary.

(iii)	Reflects reimbursement for income and employment taxes incurred by the executive as a result of the insurance premiums paid by the executive and reimbursed by the Company. See note (ii) above and discussion below for additional information.

(iv)	Includes the Bank’s contribution to the executive’s ESOP account plus any amounts reallocated as a result of forfeitures by terminated ESOP participants.

Grants of Plan-Based Awards

The 2006 EIP was adopted by the Board of Directors on May 19, 2006, subject to stockholder approval, to promote the long-term financial success of the Company, attract, retain and reward persons who can and do contribute to such success, and further align the participants’ interests with those of the Company’s stockholders. The 2006 EIP was approved by the Company’s stockholders at the 2006 annual meeting. The 2006 EIP is administered by the Human Resources Committee, which, either directly or through delegations to the Chief Executive Officer, selects award recipients from the eligible participants, determines the types of awards to be granted, and determines the applicable terms, conditions, performance criteria, restrictions and other provisions of such awards, including any vesting or accelerated vesting requirements or conditions applicable to an award or awards.

The 2006 EIP incorporates a broad variety of cash- and equity-based incentive compensation elements to provide the Board of Directors and the Human Resources Committee with significant flexibility to appropriately address the requirements and limitations of recently applicable legal, regulatory and financial accounting standards in a manner mutually consistent with the purposes of the 2006 EIP and stockholder interests.

Upon the occurrence of a change of control of the Company, unless otherwise stated in an award agreement, all outstanding options and SARs then held by a participant who is employed by, or providing services to, the Company or its subsidiaries at the time of such change of control will become fully exercisable and all stock awards or cash incentive awards shall be fully earned and vested (subject to limitations on performance-based awards).

	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: # of Shares of Stock/Units(2)	All Other Option Awards: # of Securities Underlying Options(3)	Exercise/ Base Price of Option Awards ($/Sh)	Grant date fair value of stock and option awards(4)
Name		Threshold	Target		Maximum
F. Morgan Gasior	9/5/2006					125,000			$2,202,500
	9/5/2006						125,000	$17.62	$187,125
	9/5/2006		75,000	(1)					$1,321,500
	9/5/2006		75,000	(1)				$17.62	$112,275
Paul A. Cloutier	9/5/2006					85,000			$1,497,700
	9/5/2006						85,000	$17.62	$127,245
James J. Brennan	9/5/2006					85,000			$1,497,700
	9/5/2006						85,000	$17.62	$127,245
Robert O’Shaughnessy	9/5/2006					85,000			$1,497,700
	9/5/2006						85,000	$17.62	$127,245
Christa N. Calabrese	9/5/2006					25,000			$440,500
	9/5/2006						85,000	$17.62	$127,245

(1)	Reflects performance-based awards that may vest pursuant to the attainment of capital adequacy and asset quality performance goals measured during 2006, 2007 and 2008.

(2)	Amounts shown reflect the number of service-based restricted stock awards to each named executive officer pursuant to the 2006 EIP.

(3)	Amounts shown reflect the number of service-based stock options awarded to each named executive officer pursuant to the 2006 EIP.

(4)	Amounts in this column represent the fair value of the full 2006 awards indicated, calculated in accordance with FAS 123(R). Option awards are valued using the Black-Scholes option pricing model and the following assumptions: volatility of 11.36%, risk-free interest rate of 4.72%, quarterly dividends of $0.06, and expected term of 3.58 years. Performance-based equity awards reflect the FAS 123(R) expense if target capital adequacy and asset quality performance goals are achieved.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the exercisable and unexercisable stock options and unvested shares of restricted stock at December 31, 2006 held by the individuals named in the summary compensation table:

	Option Awards					Stock Awards
Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Un-exercisable(1)	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options(2)	Option Exercise Price ($)	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested ($)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: # of Unearned Shares, Units or Other Rights That Have Not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
F. Morgan Gasior	25,000	100,000		$17.62	9/5/2011	100,000	$1,781,000
	25,000		50,000	$17.62	9/5/2011			50,000	$890,500
Paul A. Cloutier	17,000	68,000		$17.62	9/5/2011	60,000	$1,068,600
James J. Brennan	17,000	68,000		$17.62	9/5/2011	60,000	$1,068,600
Robert J. O’Shaughnessy	21,250	63,750		$17.62	9/5/2011	63,750	$1,135,388
Christa N. Calabrese	17,000	68,000		$17.62	9/5/2011	20,000	$356,200

(1)	The table below shows the remaining service-based vesting schedule for all unexercisable options granted on September 5, 2006.

Name	12/15/2007	12/15/2008	12/15/2009	12/15/2010
F. Morgan Gasior	25,000	25,000	25,000	25,000
Paul A. Cloutier	17,000	17,000	17,000	17,000
James J. Brennan	17,000	17,000	17,000	17,000
Robert J. O’Shaughnessy	21,250	21,250	21,250	—
Christa N. Calabrese	17,000	17,000	17,000	17,000

(2)	The table below shows the remaining vesting schedule for unearned performance-based equity awards for Mr. Gasior if target capital adequacy and asset quality performance goals are achieved.

		Performance Measurement Date
Name	Award Type	09/30/2007	09/30/2008
F. Morgan Gasior	Stock Options	25,000	25,000
F. Morgan Gasior	Restricted Shares	25,000	25,000

(3)	The table below shows the remaining service-based vesting schedule for all unvested restricted shares granted on September 5, 2006.

Name	12/15/2007	12/15/2008	12/15/2009	12/15/2010
F. Morgan Gasior	25,000	25,000	25,000	25,000
Paul A. Cloutier	25,000	25,000	5,000	5,000
James J. Brennan	25,000	25,000	5,000	5,000
Robert J. O’Shaughnessy	21,250	21,250	21,250	—
Christa N. Calabrese	5,000	5,000	5,000	5,000

(4)	The market value of shares is based on a closing stock price of $17.81 on December 31, 2006.

Option Exercises and Stock Vested During 2006

The following table reflects shares of restricted stock held by the named executive officers that vested during 2006.

	Option Awards		Stock Awards
Name	# of Shares Acquired on Exercise	Value Realized on Exercise ($)	# of Shares Acquired on Vesting (1)	Value Realized on Vesting ($)(2)
F. Morgan Gasior	0	$0	50,000	$890,750
Paul A. Cloutier	0	$0	25,000	$445,500
James J. Brennan	0	$0	25,000	$445,500
Robert J. O’Shaughnessy	0	$0	21,250	$378,675
Christa N. Calabrese	0	$0	5,000	$89,100

(1)	The performance period for measuring achievement of performance goals ended as of December 31, 2006 but the shares subject to the award do not actually vest until the Human Resources Committee certifies attainment of the specified performance goals at a later date.

(2)	Generally reflects amounts realized on December 15, 2006 at a closing stock price of $17.82, except for Mr. Gasior who also realized amounts on December 31, 2006 at a closing stock price of $17.81 for achievement of capital adequacy and asset quality performance goals.

Potential Payments Upon Termination or Change of Control

The following table sets forth information concerning potential payments and benefits under our compensation programs and benefit plans to which the named executive officers would be entitled upon a termination of employment as of December 29, 2006. As is more fully described below, the named executive officers have entered into employment agreements with the Bank (each, an “Employment Agreement”), which provide for payments and benefits to a terminating executive officer following a termination other than for “cause”. In addition, award agreements under the 2006 EIP (the “Award Agreements”) provide for the accelerated vesting of unvested awards in similar circumstances, and in addition, upon the occurrence of a change of control of the Company. Except for the payments and benefits provided by the Employment Agreements and the Award Agreements, all other payments and benefits provided to any named executive officer upon termination of his employment are the same as the payments and benefits provided to other eligible executives of the Bank. For purposes of estimating the value of certain equity awards we have assumed a price per share of our common stock of $17.81, which was the closing price of our stock on December 29, 2006, the last trading day of the year.

		Termination by the Bank			Termination by Executive
Executive	Potential Payments Upon Termination or Change of Control	For Cause	For Disability(1)	Without Cause(2)	By Resignation	For Good Reason(2)	Upon Death(3)	Change of Control(4)
F. Morgan Gasior	Cash payments	$0	$969,029	$1,450,986	$0	$1,450,986	$890,789	$0
	Accelerated Equity Awards	$0	$2,700,000	$2,700,000	$0	$2,700,000	$2,700,000	$2,700,000
	Continued Benefits	$0	$14,692	$19,589	$0	$19,589	$14,692	$0
Paul A. Cloutier	Cash payments	$0	$608,458	$933,228	$0	$933,228	$555,854	$358,201
	Accelerated Equity Awards	$0	$1,081,520	$1,081,520	$0	$1,081,520	$1,081,520	$1,081,520
	Continued Benefits	$0	$20,532	$27,376	$0	$27,376	$20,532	$27,376
James J. Brennan	Cash payments	$0	$737,373	$1,091,845	$0	$1,091,845	$665,123	$492,450
	Accelerated Equity Awards	$0	$1,081,520	$1,081,520	$0	$1,081,520	$1,081,520	$1,081,520
	Continued Benefits	$0	$20,532	$27,376	$0	$27,376	$20,532	$27,376
Robert O’Shaughnessy	Cash payments	$0	$620,288	$981,815	$0	$981,815	$567,788	$331,471
	Accelerated Equity Awards	$0	$1,147,500	$1,147,500	$0	$1,147,500	$1,147,500	$1,147,500
	Continued Benefits	$0	$3,287	$4,383	$0	$4,383	$3,287	$4,383
Christa N. Calabrese	Cash payments	$0	$528,925	$763,583	$0	$763,583	$528,925	$565,363
	Accelerated Equity Awards	$0	$369,120	$369,120	$0	$369,120	$369,120	$369,120
	Continued Benefits	$0	$3,287	$4,383	$0	$4,383	$3,287	$4,383

(1)	Cash payments include prorated annual average cash incentive compensation, prorated employer matching 401(k) contribution, and base salary the executive would have received from the date of termination through the end of his/her employment period. Accelerated equity awards reflect the intrinsic value of unvested outstanding equity awards based on the closing stock price on December 29, 2006 of $17.81. Continued benefits reflect incremental cost of core benefits to the Company during the continuation period based on actual cost for 2006. Prorated annual average cash incentive compensation and base salary shall be paid in equal installments over the period consistent with the regular payroll cycle. Excludes any reduction in benefit as a result of disability insurance or federal social security disability payments.

(2)	Cash payments include prorated annual average cash incentive compensation, prorated employer matching 401(k) contribution, and three times the executive’s annual average compensation. Accelerated equity awards reflect the intrinsic value of unvested outstanding equity awards based on the closing stock price on December 31, 2006 of $17.81. Continued benefits reflect incremental cost of core benefits to the Company for 36 months based on actual cost for 2006. Prorated annual average cash incentive compensation and base salary shall be paid in equal installments over a 36-month period consistent with the regular payroll cycle. Excludes any reduction in benefit as a result of supplemental life insurance payments.

(3)	Cash payments include base salary the executive would have received from the date of termination through the end of his/her employment period. In addition, Ms. Calabrese receives a prorated annual average cash incentive compensation and a prorated employer 401(k) matching contribution consistent with the terms of her previous employment contract with Success National Bank. Accelerated equity awards reflect the intrinsic value of unvested outstanding equity awards based on the closing stock price on December 31, 2006 of $17.81. Continued benefits reflect incremental cost of core benefits to the Company during the continuation period based on actual cost for 2006. Prorated annual average cash incentive compensation and base salary shall be paid in equal installments over the period consistent with the regular payroll cycle.

(4)	The executives’ employment agreements (described below) do not provide for payments to be made solely as a result of a change of control. However, the payments reflected in this column assume the executive is terminated without cause in connection with a change of control. Executive benefits are reduced to avoid constituting an “excess parachute payment” under Section 280G of the Internal Revenue Code. Amounts reflect the reduced benefit.

Accrued Pay and Regular Retirement Benefits. The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include:

•	Accrued but unpaid salary and vacation pay.

•	Distributions of plan balances under our 401(k) plan and our ESOP. See “401(k)” and “Employee Stock Ownership Plan” for an overview of the 401(k) and the ESOP.

•

The value of option continuation upon retirement, death or disability. Except as may be provided in connection with a change of control, when an employee terminates employment other than for cause and prior to retirement, death or disability, his or her vested stock options will remain exercisable for a period of three months following termination. When an employee is terminated for cause, his or her stock options, whether vested or unvested, are terminated immediately. When a retirement-eligible employee terminates, or when an employee dies or becomes disabled, his or her vested stock options remain exercisable for 12 months following the date of his or her termination.

Acceleration of Vesting Upon a Change of Control. Upon the occurrence of a change of control of the Company, unless otherwise stated in an award agreement, all outstanding options and SARs then held by a participant, including the executive officers, who is employed by, or providing services to, the Company or its subsidiaries at the time of such change of control will become fully exercisable and all stock awards or cash incentive awards shall be fully earned and vested (subject to limitations on performance-based awards). Any such options or SARs, the vesting of which is accelerated upon the occurrence of a change of control, shall remain exercisable in accordance with their terms.

Employment Agreements. The Bank entered into employment agreements with each of Messrs. Gasior, Brennan, Cloutier and O’Shaughnessy in 2003. In addition, in August 2004, the Bank entered into an employment agreement with Ms. Calabrese that is substantially similar to the employment agreements for the other four executive officers. Each employment agreement had an initial term of 36 months and can be extended for an additional year, at the discretion of the Board of Directors, so that the remaining term will be 36 months. The Board of Directors of the Bank expects to extend the terms of the Bank employment agreements with the above five named executive officers through March 31, 2010, subject to their agreement to the amendment of certain provisions in the employment agreements to reflect new limitations established on perquisites, any changes made necessary by new Treasury regulations and other possible changes.

Under the Bank employment agreements, the Bank will pay the executive officers the base salary reflected in the payroll records, subject to discretionary increases by the Board of Directors. The 2007 base salaries for Messrs. Gasior, Brennan, Cloutier and O’Shaughnessy and Ms. Calabrese are identical to their 2006 base salaries as in effect on April 1, 2006. The 2006 and 2007 base salaries for Messrs. Gasior, Brennan, Cloutier and

O’Shaughnessy are $395,906, $295,610, $247,046 and $252,350, respectively, and for Ms. Calabrese is $216,300. The employment agreements provide that the base salary may be increased but not decreased. The employment agreements also provide that the executive officer is entitled to an automobile or an automobile allowance, the payment of designated club dues and to participate with other executive officers in incentive compensation and discretionary bonuses declared by the Board. In addition to base salary and bonus, the employment agreements provide for, among other things, participation in a Section 125 cafeteria plan, group medical, dental, vision, disability and life insurance plans, referred to as the core plans, 401(k) plan, the ESOP and other employee and fringe benefits applicable to executive personnel.

During the employment period, each executive officer is provided with a supplemental disability insurance policy that pays 60% of base salary for the remaining term of the agreement in the event the executive officer is terminated due to disability. If an executive officer becomes disabled, his or her base salary will be reduced proportionately by the disability payments made under the disability policy and under the federal social security system. Each executive officer is responsible for paying the premiums but receives an annual allowance in an amount sufficient, on an after-tax basis, to equal the premium payments. In the event of termination of employment due to disability, the executive officer will be entitled to his or her earned salary, the prorated annual average of any cash incentive compensation and bonus that the executive officer received during the preceding two fiscal years, referred to as prorated incentive compensation, the prorated employer matching 401(k) plan contribution that the executive officer would be entitled to receive for the current year, referred to as accrued plan contribution, the base salary he or she would have received from the effective date of termination through the date the employment period would have expired if his or her employment had not sooner terminated due to disability, which will be reduced on a dollar for dollar basis by the disability insurance and federal social security disability payments referenced above, and continued coverage under the core plans through the date the employment period would have expired, subject to the executive officer’s continued payment of the costs and contributions for which he or she is responsible.

In addition to the life insurance benefits provided to regular full-time employees, a supplemental life insurance policy has been provided to each insurable executive officer in an amount not less than three times the executive officer’s base salary. The executive officer is the owner of the policy and receives an annual allowance sufficient to cover the cost of such insurance. In the event of an executive officer’s death during the term of the employment agreement, any base salary payments required of the Bank upon the death will, assuming a supplemental life insurance policy has been obtained, be reduced on a dollar for dollar basis by the payments to the executive officer’s designated beneficiary under the supplemental insurance policies. If a supplemental life insurance policy on the executive’s life has not been obtained, such payments will be made by the Bank in accordance with the applicable employment agreement. The agreements provide for termination for cause at any time. In the event of termination for cause, the executive officer will only receive the unpaid balance of his or her base salary, referred to as earned salary, through the effective date of termination of employment.

In the event the executive officer’s employment is terminated due to death, his or her surviving spouse and minor children, if any, will be entitled to the same coverage under the core plans that the executive officer would have been provided if his or her employment had terminated due to disability. In addition, the executive officer’s estate or trust, as applicable, will be entitled to the base salary the executive officer would have been paid through the date the employment period would have expired if the executive officer’s employment had not been sooner terminated due to death. If a supplemental life insurance policy has been obtained on the life of the executive officer, the Bank’s obligation to make such payments will be reduced on a dollar for dollar basis by the death benefits payments under the supplemental life insurance policy purchased for each executive officer. Also, with respect to Ms. Calabrese only (consistent with the terms of her previous employment agreement with Success National Bank), an amount equal to the prorated annual average cash incentive compensation and a prorated employer 401(k) matching contribution would be due. Except with respect to coverage under the core plans, the Bank will generally have no obligation to pay or provide an executive officer’s estate, surviving spouse, or minor children with any other compensation or benefits on account of the executive officer’s death.

In the event the executive officer’s employment is terminated without cause by the Bank, the Bank will pay the executive officer his or her earned salary, prorated incentive compensation, accrued plan contribution, continued coverage under the core plans for 36 months, subject to the executive officer’s payment of costs and contributions for which he or she is responsible, and an amount equal to three times his or her average annual compensation. Payment of benefits will be made in installments over 36 months; however, the Bank has the right to elect to make a discounted lump sum payment unless the payment is deemed to be subject to Section 409A of the Internal Revenue Code, in which case such right will not exist.

Under the employment agreements, the executive officer may terminate his or her employment for good reason by giving notice within 60 days after the event giving rise to the right to terminate employment. “Good reason” generally includes our (i) decision not to re-elect or failure to re-elect the executive officer to his or her present position; (ii) failure to extend the executive officer’s employment period on the anniversary date for an additional year so that the remaining term of the employment agreement will be 36 months; (iii) relocation of the executive officer’s principal place of employment by more than a specified distance; (iv) reduction in the executive officer’s base salary or a material reduction in benefits to which the executive officer is entitled; (v) liquidation or dissolution of the Bank or the Company; and (vi) material uncured breach of the employment agreement. With respect to Mr. Gasior’s employment agreement, “good reason” also includes the failure to elect or re-elect him as Chairman of the Board of the Bank, a change in the composition of the Board of Directors of the Bank such that the current directors no longer constitute a majority of the Board other than in certain circumstances where the new board is nominated or appointed by the existing Board, or a significant reduction in the scope of his duties, powers, privileges, authority or responsibilities. Mr. Gasior’s employment agreement also provides that, during the term of the employment agreement, the Board of Directors of the Bank will appoint him as the President and Chief Executive Officer of the Bank, and will appoint him as the Chairman of the Board of the Bank at all times during which he is a director of the Bank. In the event an executive officer’s employment is terminated for good reason, he or she will receive the same amounts and the same coverage under the core plans that he or she would have received if his employment had been terminated without cause. An executive officer who terminates his or her employment by resignation other than due to good reason will only be entitled to his or her earned salary through the date of termination.

The executive officer is required under the employment agreement to execute a general release in consideration for any severance amounts. The executive officer also agrees not to compete with the Bank or its affiliates for six months after termination or during the period that severance amounts are paid, if longer. In addition, the executive officer agrees not to solicit our customers, their business or our employees for 18 months, which may be reduced in certain circumstances. Payment of benefits under the employment agreements may be made in installments, or if the payment is not deemed to be subject to Section 409A of the Internal Revenue Code, in a lump sum discounted to present value in the case of future cash payments, as determined by the Bank. Benefits under the Bank agreement shall be reduced as may be necessary to avoid constituting an “excess parachute payment” under Section 280G of the Internal Revenue Code.

In addition to the Bank Employment Agreements described above, the Company intends to enter into employment agreements with the named executive officers of the Company at a future date.

Compensation of Directors

Directors’ Fees. All directors of the Company are also currently directors of the Bank. The Bank pays fees to its directors for their service as directors and as members and chairpersons of committees of the Board of Directors. Except for Mr. Koopmans, who receives a fee of $800 per quarter from the Company for serving on the Company’s Audit Committee, the Company does not separately compensate the members of its Board of Directors. The fees that the Bank pays to its directors, however, are taken into account in establishing the inter-company expense allocations that the Company pays to the Bank.

Except for Mr. Gasior, who receives no fees for serving as a director, committee chairperson or committee member, the directors of the Bank received an annual fee of $24,000 during 2006 for preparing for and attending meetings of the Board of Directors of the Bank. Members of the Executive Committee of the Bank received an additional fee of $800 per month for performing Executive Committee functions. The chairpersons of the Bank’s Audit Committee, Asset Quality Committee and Asset Liability Management Committee each received an additional fee of $1,000 per quarter, and the other members of each of these committees receive an additional fee of $800 per quarter, for performing committee functions. The Bank also partially reimburses Mr. Koopmans for his travel expenses for attending meetings of its Board of Directors.

Effective January 1, 2007, the Bank’s Board of Directors eliminated Board committee fees paid by the Bank and the Company’s Board of Directors took identical action with respect to committee fees paid by the Company. The Bank’s Board of Directors increased the annual fee paid to the Chairman of the Audit Committee (Mr. Hausmann) and each Audit Committee member (Mr. Wells) due to the fact that the Audit Committee was a required entity with separate responsibilities established by applicable laws and regulations. The Company’s Board of Directors took identical action with respect to Mr. Koopmans, the only member of the Company’s Audit Committee paid by the Company.

Equity-Based Compensation. The 2006 EIP established a mechanism by which awards of restricted stock or stock options could further align the financial interests of the directors of the Company and the Bank with stockholders and, in the future, provide an additional means to attract, retain and reward individuals who can and do contribute to the success of the Company. The Board of Directors granted long-term equity-based compensation awards (consisting of both restricted stock and stock options) to its members in 2006 as described in the table below. All awards under the 2006 EIP were based in part on a member’s experience and on each member’s responsibilities as assigned by the Board of Directors.

The Board of Directors also established share ownership guidelines for directors applicable both to personally-acquired shares and shares acquired through the 2006 EIP. In general, absent difficult personal financial circumstances, the Board of Directors encourages each director in office at least one (1) year to hold a position in Company shares equal to at least 50% of a director’s annual director’s fees. At December 31, 2006, all eligible directors and all directors as a group significantly exceeded this ownership position. In addition, the Human Resources Committee encourages executive officers to retain all shares granted under the 2006 EIP. At December 31, 2006, the Company’s directors retained 100% of their vested 2006 EIP restricted shares.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(3)	Option Awards ($)(2)(3)	All Other Compensation ($)		Total ($)
Kenneth Cmiel (4)	$27,200	$0	$0	$0		$27,200
Cassandra J. Francis (5)	$15,600	$35,240	$2,994	$0		$53,834
Patrick Hartnett (6)	$31,200	$124,180	$0	$2,861		$158,241
John M. Hausmann, C.P.A.	$37,600	$140,960	$11,976	$0		$190,536
Sherwin R. Koopmans	$31,200	$98,672	$8,383	$0		$138,255
Joseph A. Schudt	$37,600	$234,933	$19,960	$0	(7)	$292,493
Terry R. Wells	$27,200	$112,768	$9,581	$0		$149,549
Glen R. Wherfel, C.P.A. (8)	$27,200	$88,100	$7,485	$0		$122,785

(1)	Each current non-employee director received a restricted stock award on September 5, 2006, for the following number of shares: 10,000 to Ms. Francis, 40,000 to Mr. Hausmann, 28,000 to Mr. Koopmans, 40,000 to J. Schudt, 32,000 to Mr. Wells, and 25,000 to Mr. Wherfel. These awards vest ratably in five equal annual installments commencing on December 15, 2006.

(2)	Each current non-employee director received a stock option award on September 5, 2006 with an exercise price of $17.62 for the following number of shares: 10,000 to Ms. Francis, 40,000 to Mr. Hausmann, 28,000 to Mr. Koopmans, 40,000 to J. Schudt, 32,000 to Mr. Wells, and 25,000 to Mr. Wherfel. These awards vest ratably in five equal annual installments commencing on December 15, 2006.

(3)	The amounts set forth in the “Stock Awards” column and the “Option Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006 in accordance with FAS 123(R). Amounts recognized may vary from individual-to-individual under the rules of FAS 123(R).

(4)	Dr. Cmiel died in 2006. Dr. Cmiel (or his estate) received fees of $27,200 during 2006 in recognition of his service as a director and a member of certain Board committees. Dr. Cmiel’s death occurred before any equity awards were granted under the 2006 EIP.

(5)	Ms. Francis was appointed to the Board of Directors of the Company on September 27, 2006, to fill the vacancy created by the resignation of Patrick I. Hartnett from the Company’s board of directors.

(6)	Mr. Hartnett resigned from the Company’s Board of Directors on September 14, 2006. Mr. Hartnett continues to serve as a member of the Bank’s Board of Directors. Mr. Hartnett received a restricted stock award on September 18, 2006 for 7,000 shares. This award vested during 2006. The amount reflected under “All Other Compensation” represents legal fees paid to Hartnett and Hartnett for legal services provided to the Bank in 2006. Mr. Hartnett and his law firm received $2,861 in legal fees from the Bank in 2006 related to the completion of legal matters that were ongoing following the Board of Directors’ determination that, for reasons related to director independence, no new legal matters would be assigned to Mr. Hartnett or his firm.

(7)	Mr. Schudt received a payment equal to $173,441 upon the termination of the Bank’s deferred compensation plan. This amount represented Mr. Schudt’s elective deferrals of fees due to him in previous years, plus earnings thereon.

(8)	Mr. Wherfel was appointed to the Board of Directors of the Company on May 18, 2006, to fill the vacancy created by the death of Dr. Kenneth Cmiel.

The table below shows each current non-employee director’s outstanding equity awards as of December 31, 2006.

		Option Awards
Name	Stock Awards	Exercisable	Unexercisable
Cassandra J. Francis	8,000	2,000	8,000
John M. Hausmann, C.P.A.	32,000	8,000	32,000
Sherwin R. Koopmans	22,400	5,600	22,400
Joseph A. Schudt	32,000	8,000	32,000
Terry R. Wells	25,600	6,400	25,600
Glen R. Wherfel, C.P.A.	20,000	5,000	20,000

Compensation Committee Interlocks and Insider Participation

Mr. F. Morgan Gasior is the only director of the Company and the Bank who is also an executive officer of the Company and/or the Bank. Mr. Gasior does not participate in the decisions of the Boards of Directors of the Company or the Bank or their respective Human Resources Committees concerning his compensation. No executive officer of the Company or the Bank has served on the Board of Directors or on the compensation committee of any other entity that had an executive officer serving on the Company’s Board of Directors or Human Resources Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2007, certain information as to the beneficial ownership of shares of the Company’s common stock by: (i) those persons or entities known by the Company to beneficially own more than 5% of the Company’s outstanding shares of common stock; (ii) each director and nominee for election as director; (iii) each executive officer of the Company and/or the Bank; and (iv) all directors and executive officers of the Company and the Bank as a group. The address for each person listed below is: c/o BankFinancial Corporation, 15W060 North Frontage Road, Burr Ridge, Illinois 60527. An asterisk denotes beneficial ownership of less than one percent.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)		Percent of Shares of Common Stock Outstanding
Oz Management, L.L.C. 9 West 57th Street, 39th Floor New York, New York 10019	2,152,323		9.29%

Keeley Asset Management Corp. 401 South LaSalle Street Chicago, Illinois 60605	1,832,926		7.91

Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	1,693,700		7.31

BankFinancial F.S.B. Employee Stock Ownership Plan Trust 2321 Kochs Lane Quincy, Illinois 62305	1,957,300		8.45

Directors and Nominees

Cassandra J. Francis	10,000	(2)	*
Sherwin R. Koopmans	48,000	(3)	*
Terry R. Wells	47,000	(4)	*
John M. Hausmann	55,000	(5)	*
F. Morgan Gasior	255,720	(6)	1.10
Joseph A. Schudt	89,793	(7)	*
Glen R. Wherfel	50,000	(8)	*

Executive Officers of the Company and/or the Bank:

James J. Brennan	148,420	(9)	*
Paul A. Cloutier	136,856	(10)	*
Robert O’Shaughnessy	129,521	(11)	*
Patricia M. Smith	23,067	(12)	*
Thad F. Stewart	18,835	(13)	*
Christa N. Calabrese	33,762	(14)	*
John G. Manos	90,382	(15)	*
Gregg T. Adams	40,119	(16)	*
Mark W. Collins	47,252	(17)	*
Donald F. Stelter	36,168	(18)	*

All Directors and Executive Officers as a Group (17 persons)	1,259,895		5.44%

(1)	The information reflected in this column is based upon information furnished to us by the persons named above and the information contained in the records of our stock transfer agent. The nature of beneficial ownership for shares shown in this column, unless otherwise noted, represents sole voting and investment power.

(2)	Includes 10,000 shares of restricted stock held in Ms. Francis’ name. Ms. Francis expects to comply with the Company’s Board of Directors Share Ownership Guidelines on or before September 27, 2007, the first anniversary of her appointment to serve as a director of the Company.

(3)	Includes 28,000 shares of restricted stock held in Mr. Koopmans’ name.

(4)	Includes 32,000 shares of restricted stock held in Mr. Wells’ name.

(5)	Includes 40,000 shares of restricted stock held in Mr. Hausmann’s name.

(6)	Includes 11,364 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 1,856 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan and 175,000 shares of restricted stock held in Mr. Gasior’s name. Also includes 47,500 shares held in trust for Mr. Gasior’s spouse and 2,500 shares held by Mr. Gasior’s spouse’s individual retirement account. Mr. Gasior disclaims beneficial ownership of these 50,000 shares.

(7)	Includes 40,000 shares of restricted stock held in Mr. Schudt’s name. Also, includes 11,969 shares held in trust and 23,621 shares held by an individual retirement account. In addition, includes 5,432 shares held by Mr. Schudt’s spouse’s individual retirement account; Mr. Schudt disclaims beneficial ownership of these shares.

(8)	Includes 25,000 shares of restricted stock held in Mr. Wherfel’s name. Also, includes 25,000 shares held in trust.

(9)	Includes 61,265 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 1,856 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan and 85,000 shares of restricted stock held in Mr. Brennan’s name. Also includes 300 shares held by Mr. Brennan’s spouse; Mr. Brennan disclaims beneficial ownership of these shares.

(10)	Includes 1,856 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan. Also, includes 85,000 shares of restricted stock held in Mr. Cloutier’s name.

(11)	Includes 16,263 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 1,856 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan and 85,000 shares of restricted stock held in Mr. O’Shaughnessy’s name.

(12)	Includes 6,510 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 1,557 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan and 15,000 shares of restricted stock held in Ms. Smith’s name.

(13)	Includes 2,192 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 1,643 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan and 15,000 shares of restricted stock held in Mr. Stewart’s name.

(14)	Includes 6,906 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 1,856 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan and 25,000 shares of restricted stock held in Ms. Calabrese’s name.

(15)	Includes 14,746 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 1,856 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan and 10,000 shares of restricted stock held in Mr. Manos’ name. Also includes 3,805 shares held by Mr. Manos’ spouse as custodian under the Uniform Transfers to Minors Act and 42,495 shares held by an Illinois general partnership in which Mr. Manos holds a minority interest. Mr. Manos disclaims beneficial ownership of these shares.

(16)	Includes 16,263 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 1,856 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan and 22,000 shares of restricted stock held in Mr. Adams’ name.

(17)	Includes 27,470 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 1,782 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan and 18,000 shares of restricted stock held in Mr. Collins’ name.

(18)	Includes 19,247 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 1,821 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan and 15,000 shares of restricted stock held in Mr. Stelter’s name. Also includes 100 shares owned by Mr. Stelter’s daughter. Mr. Stelter disclaims beneficial ownership of these shares.

Equity Compensation Plan Information (1)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,301,000	$17.63	1,308,275	(2)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,301,000	$17.63	1,308,275

(1)	Information as of December 31, 2006.

(2)	The Company’s 2006 EIP authorized the grant of awards for up to 3,425,275 shares of the Company’s common stock (subject to permitted adjustments for certain corporate transactions), of which up to 2,446,625 may be granted as stock options or SARs, and of which no more than 978,650 shares of stock will be granted as an award type other than a stock option or SAR. In 2006 the Company granted stock options to purchase 1,301,000 shares of the Company’s common stock and 816,000 shares of restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Neither the Bank nor the Company currently extends credit to its executive officers and directors or any organization considered to be a related interest or affiliate under applicable federal law, and no such loans were outstanding as of December 31, 2006. The Bank’s Professional Responsibility Policy provides that no director or officer may provide goods or services to the Bank or an affiliate (which includes the Company) unless approved by the disinterested majority of the Board of Directors after full disclosure and it is determined that the arrangement is fair and appropriate. In addition, all transactions between the Bank or its affiliates and a director or executive officer must be conducted on an arm’s length basis, comply with all applicable laws and regulations and be on terms that are no more favorable to the director or officer than those afforded to similarly situated customers and vendors. Patrick I. Hartnett, a former director of the Company and a current director of the Bank, performed legal services for the Bank during 2006 in connection with various debt collection matters. In 2006, the Board of Directors determined that, for reasons relating to director independence under applicable regulatory standards, the Bank would not engage Mr. Hartnett or his firm to represent the Bank in any new legal matters, and that their legal representation of the Bank would cease upon the completion of matters for which the firm was previously engaged. Legal fees totaling $2,861 were paid to Hartnett and Hartnett during 2006 for legal services performed in connection with the completion of previously assigned legal matters. Neither Mr. Hartnett nor his firm currently provides legal services to the Company or the Bank.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe Chizek during the years ended December 31, 2006 and 2005:

Audit Fees. The aggregate fees billed to us by Crowe Chizek for professional services rendered by Crowe Chizek for the audit of our annual financial statements and internal controls, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by Crowe Chizek in connection with statutory and regulatory filings and engagements were $350,000 and $189,700 during the years ended December 31, 2006 and 2005, respectively.

Audit Related Fees. The aggregate fees billed to us by Crowe Chizek for assurance and related services rendered by Crowe Chizek that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “Audit Fees,” above, were $25,925 and $160,316 during the years ended December 31, 2006 and 2005, respectively. The 2006 fees related to services related to the Company’s Dividend Reinvestment Plan, Equity Incentive Plan, ESOP and the Bank’s 401(k) Plan. The 2005 fees related to services provided in conjunction with our mutual-to-stock conversion.

Tax Fees. The aggregate fees billed to us by Crowe Chizek for professional services rendered by Crowe Chizek for tax consultations and tax compliance were $32,800 and $24,700 during the years ended December 31, 2006 and 2005, respectively.

All Other Fees. There were no fees billed to us by Crowe Chizek during the years ended December 31, 2006 and 2005, respectively, that are not described above.

Audit Committee Pre-Approval Policy

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by Crowe Chizek, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee pre-approved 100% of the audit related fees and tax fees described above during the years ended December 31, 2006 and 2005.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKFINANCIAL CORPORATION

Date: April 30, 2007	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)