Form 10-Q
period 2007-03-31
BankFinancial CORP
filed 2007-05-08
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

or

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. 23,175,176 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 4, 2007

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2007 (Unaudited) and December 31, 2006

(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006
ASSETS
Cash and due from other financial institutions	$35,357	$38,286
Interest-bearing deposits in other financial institutions	30,947	29,051

Cash and cash equivalents	66,304	67,337
Securities available-for-sale, at fair value	106,884	117,853
Loans held-for-sale	143	298
Loans receivable, net of allowance for loan losses:
March 31, 2007, $11,122; and December 31, 2006, $10,622	1,298,319	1,329,915
Stock in Federal Home Loan Bank, at cost	15,598	15,598
Premises and equipment, net	34,571	35,005
Accrued interest receivable	7,996	7,869
Goodwill	22,579	22,579
Core deposit intangible	9,171	9,648
Other assets	5,386	7,020

Total assets	$1,566,951	$1,613,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	1,105,846	1,129,585
Borrowings	134,300	138,148
Advance payments by borrowers taxes and insurance	6,606	8,285
Accrued interest payable and other liabilities	10,612	11,089

Total liabilities	1,257,364	1,287,107
Commitments and contingent liabilities
Stockholders' equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, shares authorized: 100,000,000; shares issued at March 31, 2007, 23,175,176 and at December 31, 2006, 24,304,950	232	243
Additional paid-in capital	209,642	227,741
Retained earnings, substantially restricted	113,091	113,128
Unearned Employee Stock Ownership Plan shares	(17,864)	(18,105)
Accumulated other comprehensive income	4,486	3,008

Total stockholders' equity	309,587	326,015

Total liabilities and stockholders’ equity	$1,566,951	$1,613,122

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2007 and 2006

(In thousands, except per share data) - (Unaudited)

	Three months ended March 31,
	2007	2006
Interest and dividend income:
Loans, including fees	$21,740	$19,581
Securities	1,525	2,497
Other	528	214

Total interest income	23,793	22,292
Interest expense:
Deposits	8,277	6,271
Borrowings	1,488	2,209

Total interest expense	9,765	8,480

Net interest income	14,028	13,812
Provision for loan losses	581	196

Net interest income after provision for loan losses	13,447	13,616
Noninterest income:
Deposit service charges and fees	835	917
Other fee income	461	461
Insurance commissions and annuities income	244	228
Gain on sale of loans, net	48	37
Gain on disposition of premises and equipment	6	393
Loan servicing fees	211	244
Amortization and impairment of servicing assets	(95)	(61)
Operations of real estate owned	—	(5)
Other	332	517

Total noninterest income	2,042	2,731
Noninterest expense:
Compensation and benefits	8,437	7,673
Office occupancy and equipment	1,507	1,316
Advertising and public relations	228	165
Data processing	749	788
Supplies, telephone, and postage	568	507
Amortization of intangibles	477	393
Other	1,156	786

Total noninterest expense	13,122	11,628

Income before income taxes	2,367	4,719
Income tax expense	716	1,579

Net income	$1,651	$3,140

Basic earnings per common share	$0.08	$0.14

Diluted earnings per common share	$0.08	$0.14

Weighted average common shares outstanding	21,483,931	22,570,116
Diluted weighted average common shares outstanding	21,537,542	22,570,116

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Three months ended March 31, 2007 and 2006

(In thousands, except share and per share data) - (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance at December 31, 2005	$245	$240,235	$107,528	$(19,084)	$(147)	$328,777
Comprehensive income:
Net income	—	—	3,140	—	—	3,140	$3,140
Change in other comprehensive income (loss), net of tax effects	—	—	—	—	2,294	2,294	2,294

Total comprehensive income							$5,434

Cash dividends declared on common stock ($0.06 per share)	—	—	(1,468)	—	—	(1,468)
ESOP shares earned	—	144	—	241	—	385

Balance at March 31, 2006	$245	$240,379	$109,200	$(18,843)	$2,147	$333,128

Balance at December 31, 2006	$243	$227,741	$113,128	$(18,105)	$3,008	$326,015
Net income	—	—	1,651	—	—	1,651	$1,651
Change in other comprehensive Income (loss), net of tax effects	—	—	—	—	1,478	1,478	1,478

Total comprehensive income							$3,129

Purchase and retirement of common stock (1,131,974 shares)	(11)	(19,250)	—	—	—	(19,261)
Nonvested stock awards:
Stock-based compensation expense	—	1,000	—	—	—	1,000
Cash dividends declared on common stock ($0.07 per share)	—	—	(1,688)	—	—	(1,688)
ESOP shares earned	—	151	—	241	—	392

Balance at March 31, 2007	$232	$209,642	$113,091	$(17,864)	$4,486	$309,587

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2007 and 2006

(In thousands) - (Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$1,651	$3,140
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	581	196
ESOP shares earned	392	385
Stock-based compensation expense	1,000	—
Depreciation and amortization	949	887
Amortization of premiums and discounts	(216)	91
Amortization of core deposit and other intangible assets	481	400
Amortization and impairment of servicing assets	95	61
Net change in net deferred loan origination costs	22	(22)
Net gain on sale of real estate owned	—	(11)
Net gain on sale of loans	(48)	(37)
Net gain on disposition of premises and equipment	(6)	(393)
Loans originated for sale	(4,330)	(4,083)
Proceeds from sale of loans	4,533	4,409
Net change in:
Deferred income tax	(49)	375
Accrued interest receivable	(127)	(483)
Other assets	220	(345)
Accrued interest payable and other liabilities	(477)	(6,090)

Net cash from operating activities	4,671	(1,520)
Cash flows from investing activities
Securities available-for-sale
Proceeds from maturities	12,000	—
Proceeds from principal repayments	1,637	8,694
Purchase of securities	—	(2,369)
Loans receivable
Principal payments on loans receivable	196,235	136,611
Purchases	(611)	(8,091)
Originated for investment	(164,542)	(158,618)
Proceeds from sale of real estate owned	—	86
Purchase of premises and equipment, net	(198)	413

Net cash from investing activities	44,521	(23,274)

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Three months ended March 31, 2007 and 2006

(In thousands) - (Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from financing activities
Net change in deposits	(23,749)	(14,463)
Net change in advance payments by borrowers for taxes and insurance	(1,679)	(1,444)
Net change in borrowings	(3,848)	44,863
Repurchase and retirement of common stock	(19,261)	—
Cash dividends paid on common stock	(1,688)	—

Net cash from financing activities	(50,225)	28,956

Net change in cash and cash equivalents	(1,033)	4,162
Beginning cash and cash equivalents	67,337	38,026

Ending cash and cash equivalents	$66,304	$42,188

Supplemental Disclosures of Cashflow Information:
Interest paid	$9,445	$8,224
Income taxes paid	—	2,145

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

As used in this Quarterly Report on Form 10-Q, the words “Company,” “we” and “our” are intended to refer to BankFinancial Corporation, the Maryland corporation, and the above subsidiary, with respect to matters and time periods occurring thereafter, including the information presented for the three-month period ended March 31, 2007.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2007.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and all amendments thereto, as filed with the Securities and Exchange Commission.

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

	Three months ended March 31,
	2007	2006
Net income	$1,651	$3,140

Average common shares outstanding	23,924,011	24,466,250
Less: Unearned ESOP shares	(1,802,198)	(1,896,134)
Unvested restricted stock shares	(637,882)	—

Weighted average common shares outstanding	21,483,931	22,570,116

Basic earnings per common share	$0.08	$0.14

	Three months ended March 31,
	2007	2006
Net income	$1,651	$3,140

Weighted average common shares outstanding	21,483,931	22,570,166
Net effect of dilutive stock options and unvested restricted stock	53,611	—

Weighted average dilutive common shares Outstanding	21,537,542	22,570,116

Dilutive earnings per common share	$0.08	$0.14

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	1,301,000	N.A.
Weighted average exercise price of anti-dilutive option shares	$17.63	N.A.

N.A. – not applicable

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 3 – Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 31, 2007
Municipal	$2,703	$44	$(1)
Mortgage-backed securities	18,858	129	(57)
Collateralized mortgage obligations	5,167	31	(8)
SBA-guaranteed loan participation certificates	615	1	(6)
Corporate bonds and other securities	33,949	1	(5)
Equity securities	45,592	7,317	—

	$106,884	$7,523	$(77)

December 31, 2006
Municipal	$2,711	$52	$(1)
Mortgage-backed securities	19,803	161	(69)
Collateralized mortgage obligations	5,881	41	(1)
SBA-guaranteed loan participation certificates	623	1	(6)
Corporate bonds and other securities	45,723	—	(23)
Equity securities	43,112	4,837	—

	$117,853	$5,092	$(100)

At March 31, 2007, our debt securities consisted of mortgage-backed pass-through securities issued or sponsored by Fannie Mae, Freddie Mac or Ginnie Mae, collateralized mortgage obligations and real estate mortgage investment conduits guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, SBA guaranteed loan participation certificates, corporate and municipal securities. Our equity securities consisted entirely of shares of two floating rate and one fixed rate preferred stocks issued by a government-sponsored entity, Freddie Mac. All of our investment securities reflected in the preceding table were classified as available-for-sale at March 31, 2007.

Interest income on securities is recognized under the interest method, and includes amortization of purchase premium and discount. Gains and losses on sales of securities are based on the amortized cost of the securities sold.

Securities with significant declines in fair value are evaluated on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under Securities and Exchange Commission Staff Accounting Bulletin No. 59, which provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer specific factors, the holder must assess whether the impairment is other-than-temporary. The Company evaluated the securities in our investment portfolio at March 31, 2007 and December 31, 2006, and concluded that the declines were either not significant or were primarily attributable to increases in interest rates rather than credit quality or other issuer-specific factors. Since the Company had the ability and intent at March 31, 2007, to hold these investments until a recovery occurred or the securities matured, and the carrying cost of any of these securities with any significant declines in value was expected to recover as market interest rates change, the Company did not consider the declines in fair value to be other-than-temporary impairments. No unrealized losses existed at March 31, 2007 and December 31, 2006 with respect to our marketable equity securities, including our Freddie Mac floating rate preferred stocks.

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

Loans receivable are as follows:

	March 31, 2007	December 31, 2006
One- to four-family residential real estate loans	$391,759	$397,545
Multi-family mortgage loans	299,566	297,131
Nonresidential real estate loans	314,275	320,729
Construction and land loans	68,742	85,222
Commercial loans	90,103	89,346
Commercial leases	134,327	139,164
Consumer loans	3,361	3,869
Other loans (including municipal)	4,752	4,959

Total loans	1,306,885	1,337,965
Loans in process	154	148
Net deferred loan origination costs	2,402	2,424
Allowance for loan losses	(11,122)	(10,622)

Loans, net	$1,298,319	$1,329,915

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (Continued)

Activity in the allowance for loan losses is as follows:

	Three months ended March 31,
	2007	2006
Beginning balance	$10,622	$11,514
Provision for loan losses	581	196
Loans charged off	(97)	(2)
Recoveries	16	—

Ending balance	$11,122	$11,708

Impaired loans are as follows:

	March 31, 2007	December 31, 2006
Loans with allocated allowance for loan losses	$4,681	$4,639
Loans with no allocated allowance for loan losses	15,485	17,481

Total impaired loans	$20,166	$22,120

Amount of the allowance for loan losses allocated to impaired loans	$335	$402
Average of impaired loans during the period	$21,143	$16,409

Interest income received on impaired loans was approximately $1.2 million and $235,000 for the three-month periods ended March 31, 2007 and 2006, respectively.

Nonperforming loans are as follows:

	March 31, 2007	December 31, 2006
Nonaccrual loans	$8,759	$9,226
90 days delinquent, still accruing	—	—

Nonperforming loans	$8,759	$9,226

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

As of March 31, 2007, the Company has approximately $15.5 million of one- to four-family residential mortgages and $4.3 million of commercial real estate loans being serviced by a loan servicing company that filed a Chapter 11 bankruptcy petition in late December, 2006. The Bankruptcy Court appointed a Trustee on January 22, 2007, and the case was converted to a Chapter 7 bankruptcy proceeding on March 2, 2007. The Bank terminated its loan servicing arrangements with the debtor effective March 2, 2007, and thereafter transferred the servicing of these loans to a substitute loan servicing company. The Trustee has completed an accounting of all funds and loan documents in the Trustee's possession and has filed a motion with the Bankruptcy Court proposing to distribute all

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (Continued)

loan payments that the Trustee collected following his appointment on January 22, 2007 to the owners of the loans, including loan payments aggregating $824,559 that the Trustee collected between the date of his appointment and March 2, 2007, on loans owned by the Bank. The Trustee has also filed a motion requesting the Bankruptcy Court to authorize and direct the debtor’s former loan subservicers to remit loan payments that they collected to the respective owners of the loans. The Trustee has reported to the Bankruptcy Court that the loan servicing trust accounts utilized by the debtor prior to January 22, 2007, are substantially out of balance and are insufficient to pay all of the debtor’s obligations to its former loan servicing clients, including $633,000 that the debtor collected prior to January 22, 2007, on loans owned by the Bank. The Bank made a specific reserve allocation to its allowance for loan and leases for $428,000 on uncollected principal, $104,000 for uncollected interest and $101,000 for uncollected escrow funds. At March 31, 2007 there were $1.6 million of these loans classified as nonperforming, compared to $507,000 at December 31, 2006. The $1.6 million includes $1.1 million in principal payments that were made to the debtor or the Trustee prior to the date that the Company terminated its loan servicing arrangements with the Trustee. The Trustee is proposing a partial distribution of the principal payments due. The Bankruptcy Court has not yet ruled on the Trustee’s motion and one or more creditors may oppose it, leaving the outcome uncertain.

The allowance for loan losses is a valuation allowance for probable incurred credit losses inherent in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, the levels of nonperforming and other classified loans, and other relevant factors. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available, or as later events occur or circumstances change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

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

Note 5 – Deposits

Deposits are as follows:

	March 31, 2007	December 31, 2006
Non-interest-bearing demand	$122,422	$134,097
Interest-bearing NOW	277,683	274,391
Money market accounts	258,400	260,796
Savings	114,793	114,851
Certificates of deposit	332,548	345,450

	$1,105,846	$1,129,585

Certificates of deposit at March 31, 2007 include brokered deposits of $6.4 million, including $2.5 million of brokered internet certificates of deposit, and at December 31, 2006 include $10.4 million including $4.2 million of brokered internet certificates of deposit.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 5 – Deposits (Continued)

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Three months ended March 31,
	2007	2006
Interest-bearing NOW	$1,516	$731
Money market accounts	2,756	2,209
Savings	221	255
Certificates of deposit	3,784	3,076

	$8,277	$6,271

Note 6 – Other Comprehensive Income

Other comprehensive income components were as follows:

	Three months ended March 31,
	2007	2006
Net income	$1,651	$3,140
Other comprehensive income:
Unrealized holding gains on securities available for-sale	2,454	3,808
Tax effect	(976)	(1,514)

Unrealized holding gains on securities available for-sale, net of tax effect	1,478	2,294

Total comprehensive income	$3,129	$5,434

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 7 – New Accounting Standards

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no material effect on the Company’s financial statements.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State of Illinois. The Company is no longer subject to examination by these taxing authorities for years before 2003. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At March 31, 2007, the Company had recorded a cumulative accrual of $47,700 pursuant to FIN 48 for potential interest and penalties.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K, and all amendments thereto, as filed with the Securities and Exchange Commission. There are no material changes to the risk factors disclosed in the Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006.

Overview

This Overview focuses on the first quarter of 2007 and changes from the prior quarter. Comparisons to the first quarter of 2006 are discussed in subsequent sections of this Management’s Discussion and Analysis. Business conditions were consistent with our expectations for the first quarter of 2007. Demand for all types of loans was muted, though there were signs of increasing activity towards the end of the quarter for refinances of residential loans and multi-family loans. Repayments on construction loans (primarily due to project sales activity) significantly outpaced new construction loan originations and draws on existing construction loans. We expect demand for construction loans to continue at a materially reduced pace, and accordingly, do not expect the Company’s construction loan portfolio to return to its recent average balance levels given current market conditions. Originations of commercial leases are traditionally lowest at the beginning of each year, and consequently, principal amortizations of our commercial lease portfolio exceeded lease originations during the quarter.

Our asset quality improved during the quarter and we continue to vigorously pursue resolutions of classified assets, particularly in the health care portfolio. Overall portfolio quality trends remained relatively constant. National and local economic risk factors increased slightly during the quarter as measured by our SFAS No. 5 loan loss reserve model; however, we noted that effective occupancies in the multi-family real estate market are stable to increasing and it is thus possible that future increases to effective rents will offset the substantial recent expense increases (primarily real estate taxes and utilities) experienced by some multi-family property investors. Due to the lower levels of overall loan activity in the market, particularly for commercial real estate loans, pressures on underwriting standards continued to intensify, but we believe adherence to our historical loan underwriting standards remains appropriate.

The $581,000 increase in our provision for losses on loans and leases was due primarily to a $428,000 reserve established in connection with the bankruptcy filing by a loan servicing company servicing a portfolio of purchased residential and commercial real estate loans. Excluding this reserve, the Company’s required loan loss reserves increased slightly due to the increase in national and local economic risk factors and the impact of these increased risks on our SFAS No. 5 loan loss reserve model.

Competition for deposits stabilized to some extent during the quarter. Deposit balances declined during the quarter consistent with expected seasonal activity, though we noted that the deposit balances maintained by our title insurance operations declined by $2.1 million, reflecting the lower overall levels of residential mortgage activity in the market.

Though our net interest margin and net interest spread exhibited stable to positive behavior during the past quarter, we believe that narrowing commercial credit spreads, coupled with future deposit migration risk, make it likely that the Company will experience some compression in these vital measurements. The principal drivers of any such compression will be the steadily intensifying pressures on pricing for high-quality organic loan growth, reductions in the risk profile of the loan portfolio due to lower construction loan balances and actions needed to retain valuable commercial credit customers and deposit customers. We also noted that the cumulative effects of the Company’s share repurchase program on the overall level of net interest income will require the Company to further intensify its efforts to increase non-interest bearing deposits.

Non-interest income declined during the quarter consistent with our expectations, reflecting lower activity in deposit-related fees, title insurance sales and Wealth Management operations. Some of this decline appears to be seasonal in nature, but changes in the residential mortgage loan market and expectations concerning interest rates will be among the principal factors affecting title insurance and Wealth Management revenues in future quarters. Future product development activities have the potential to gradually improve deposit-related fee income during the remainder of the year.

Non-interest expense remained well contained. We continue to reduce expenses and staffing levels consistent with the results of our functional reviews, which we expect to complete by the end of the next quarter. We expect expenses for marketing (especially retail deposits and small business customers), commercial business development personnel and audit/compliance functions to increase during the year as we respond to market conditions and changes in applicable laws and regulations.

On February 1, 2007, our Board of Directors declared a quarterly cash dividend of $0.07 per share. The dividend was paid on March 2, 2007 to stockholders of record at the close of business on February 14, 2007.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at March 31, 2007 and December 31, 2006, and in our income statement for the three-month periods ended March 31, 2007 and March 31, 2006.

	March 31, 2007	December 31, 2006	Percent Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,566,951	$1,613,122	(2.9)%
Loans receivable, net	1,298,319	1,329,915	(2.4)
Deposits	1,105,846	1,129,585	(2.1)
Borrowings	134,300	138,148	(2.8)
Stockholders’ equity	309,587	326,015	(5.0)

	Three months ended March 31,		Percent Change
	2007	2006
	(Dollars in thousands)
Selected Operating Data:

Interest income	$23,793	$22,292	6.7%
Interest expense	9,765	8,480	15.2

Net interest income	14,028	13,812	1.6
Provision for loan losses	581	196	N.M.

Net interest income after provision for loan losses	13,447	13,616	(1.2)
Noninterest income	2,042	2,731	(25.2)
Noninterest expense	13,122	11,628	12.9

Income before income taxes	2,367	4,719	(49.8)
Provision for income taxes	716	1,579	(54.7)

Net income	$1,651	$3,140	(47.4)%

N.M. – not meaningful

	Three months ended March 31,
	2007	2006
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.42%	0.78%
Return on equity (ratio of net income to average equity) (1)	2.03	3.82
Net interest rate spread (1) (2)	2.98	2.92
Net interest margin (1) (3)	3.84	3.65
Average equity to average assets	20.56	20.31
Efficiency ratio (4)	81.66	70.29
Noninterest expense to average total assets (1)	3.31	2.87
Average interest-earning assets to average interest-bearing liabilities	132.31	132.66

Footnotes for tables on following page

Selected Financial Data (Continued)

(Footnotes for tables on previous page)

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

	At March 31, 2007	At December 31, 2006
Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	0.56%	0.57%
Nonperforming loans to total loans	0.67	0.69
Allowance for loan losses to nonperforming loans	126.98	115.13
Allowance for loan losses to total loans	0.85	0.79

Capital Ratios:
Equity to total assets at end of period	19.76	20.21
Tier 1 leverage ratio (Bank only)	15.51	15.05

Other Data:
Number of full service offices	18	18
Employees (full-time equivalent basis)	425	438

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets decreased $46.2 million, or 2.9%, to $1.567 billion at March 31, 2007, from $1.613 billion at December 31, 2006, due primarily to the combined effect of a $31.6 million net decrease in loans, the maturity of investment securities, and cash expenditures to fund stock repurchases and dividends.

Net loans receivable decreased by $31.6 million, or 2.4%, to $1.298 billion at March 31, 2007, from $1.330 billion at December 31, 2006, primarily due to construction loan repayments resulting from project sales activities. Construction and land loans decreased $16.5 million, or 19.3%, affected in part by a decreased emphasis on originating new loans in this loan category. We received pay downs of $27.9 million on construction and land loans during the current year quarter, compared to $12.2 million during the same period in 2006. Non-residential real estate loans decreased $6.5 million, or 2.0%. One- to four-family residential mortgage loans decreased by $5.8 million, or 1.5%, with the impact of rising interest rates lessening the demand for one- to four-family residential mortgage loans. We continue to concentrate our efforts to originate new loans in targeted loan categories. Multi-family mortgage loans increased $2.4 million, or 0.8% and commercial loans increased $757,000, or 0.9%. Commercial leases decreased $4.8 million, or 3.5%, but commercial lease originations are traditionally lowest at the beginning of each year.

Net securities available for sale decreased by $11.0 million, or 9.3%, to $106.9 million at March 31, 2007, from $117.9 million at December 31, 2006, primarily due to the maturity of a $12 million federal agency discount note. We continue to evaluate the securities available for sale portfolio for opportunities to improve yields and reduce liquidity volatility.

Cash and cash equivalents decreased $1.0 million to $66.3 million at March 31, 2007, from $67.3 million at December 31, 2006.

Other assets decreased by $1.6 million, or 23.3%, to $5.4 million at March 31, 2007, from $7.0 million at December 31, 2006. The decrease in other assets was primarily due to a $927,000 decrease in deferred tax assets that related in part to an increase in the fair value of our investment portfolio during the three months ended March 31, 2007.

Deposits decreased $23.7 million, or 2.1%, to $1.106 billion at March 31, 2007, from $1.230 billion at December 31, 2006. Total core deposits (savings, money market, noninterest bearing demand and NOW accounts) increased slightly as a percentage of total deposits, representing 69.9% of total deposits at March 31, 2007, compared to 69.4% of total deposits at December 31, 2006.

Consistent with our planning, we repaid borrowings in the first quarter of 2007. Borrowings decreased $3.8 million, or 2.8%, to $134.3 million at March 31, 2007, from $138.1 million at December 31, 2006.

Total stockholders’ equity decreased $16.4 million to $309.6 million at March 31, 2007, compared to $326.0 million at December 31, 2006. Retained earnings decreased $37,000 due to our declaration of $1.688 million in cash dividends in February of 2007, which was partially offset by net income of $1.651 million for the first quarter of 2007. Total stockholders’ equity at March 31, 2007, reflected an unrealized gain on securities available for sale of $4.5 million, net of tax, compared to $3.0 million, net of tax, at December 31, 2006. We repurchased and retired 1,131,974 shares of common stock at an aggregate cost of $19.3 million during the first quarter of 2007. The unallocated shares of common stock that are owned by our Employee Stock Ownership Plan (ESOP) were reflected as an $17.9 million reduction to stockholders’ equity at March 31, 2007, compared to an $18.1 million reduction to equity at December 31, 2006.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Net Income. We had net income of $1.7 million for the three months ended March 31, 2007, compared to net income of $3.1 million for the three months ended March 31, 2006. Our operating results for the first quarter of

2007 reflected $1.4 million in expenses for equity-based compensation and benefits, compared to $385,000 for the first quarter of 2006, relating to the ESOP that we established in connection with our mutual-to-stock conversion in June of 2005 and awards granted under the 2006 Equity Incentive Plan that our stockholders approved in June of 2006. Our earnings per share of common stock for the three months ended March 31, 2007 were $0.08 per share, compared to $0.14 per share for the three-month period ending March 31, 2006.

Net Interest Income. Net interest income increased by $216,000, or 1.6%, to $14.0 million for the three months ended March 31, 2007, from $13.8 million for the three months ended March 31, 2006. Our net interest rate spread increased by six basis points to 2.98% for the three months ended March 31, 2007, from 2.92% for the same period in 2006. Factors contributing to the increase in net interest income included a 19 basis point increase in our net interest margin to 3.84% for the three months ended March 31, 2007, a $62.5 million increase in average loans to $1.323 billion from $1.261 billion during the same period in 2006, a $133.3 million decrease in average investment securities available-for-sale to $112.2 million from $245.5 million during the same period in 2006, and a $36.6 million decrease in average interest-bearing liabilities to $1.120 billion, which included a 38.3% decrease in average borrowings, from $1.156 billion during the same period in 2006. Interest income increased $1.5 million, or 6.7%, to $23.8 million for the three months ended March 31, 2007, from $22.3 million for the three months ended March 31, 2006. The increase in interest income reflected a 62 basis point improvement in the average yield on interest-earning assets to 6.51% at March 31, 2007, from 5.89% at March 31, 2006, which was partially offset by $52.5 million, or 3.4%, decrease in total average interest-earning assets, to $1.481 billion for the three months ended March 31, 2007, from $1.534 billion for the same period in 2006.

Interest income from loans, the most significant portion of interest income, increased $2.2 million, or 11.0%, to $21.7 million for the three months ended March 31, 2007, from $19.6 million for the three months ended March 31, 2006. The increase in interest income on loans resulted primarily from a 36 basis point increase in the average yield on loans to 6.66% for the three months ended March 31, 2007, from 6.30% for the same period in 2006, due to higher market interest rates, and a $62.5 million, or 5.0%, increase in the average balance of loans outstanding to $1.323 billion for the three months ended March 31, 2007, from $1.261 billion for the same period in 2006.

Interest income from securities available for sale decreased by $972,000, or 38.9%, to $1.5 million for the three months ended March 31, 2007, from $2.5 million for the three months ended March 31, 2006, due in part to a decrease of $133.3 million, or 54.3%, in the average outstanding balance of securities available for sale to $112.2 million for the three months ended March 31, 2007, from $245.5 million for the same period in 2006. We decided to reduce our portfolio of investment securities available-for-sale throughout 2006 to eliminate certain lower yielding securities and configure our balance sheet in a way that was better positioned for a flat or inverted yield curve environment. Partially offsetting the decrease in average balances in securities available-for-sale was a 139 basis point increase in the yield on securities available-for-sale to 5.51% for the three months ended March 31, 2007, from 4.12% for the same period in 2006.

Income from cash dividends on our Federal Home Loan Bank of Chicago common stock totaled $143,000 for the three months ended March 31, 2007, compared to cash dividends of $192,000 for the three months ended March 31, 2006. The decrease was primarily attributable to the redemption of $9.8 million of our excess Federal Home Loan Bank of Chicago common stock since March 31, 2006.

Interest income from cash that we maintained in interest bearing deposits totaled $385,000 for the three months ended March 31, 2007, compared to $22,000 for the three months ended March 31, 2006. The increase was primarily due to a $28.2 million increase in the average balances of cash maintained in interest bearing deposits and a 97 basis point increase in the yield on interest bearing deposits to 5.15% for the three months ended March 31, 2007, from 4.18% for the same period in 2006.

Interest expense increased $1.3 million, or 15.2%, to $9.8 million for the three months ended March 31, 2007, from $8.5 million for the three months ended March 31, 2006. This increase reflected an increase in the weighted average interest rates that we paid on deposit accounts, and an increase in the average interest rates that we paid on our Federal Home Loan Bank advances, which together resulted in an overall increase of 57 basis points in the cost of average interest-bearing liabilities to 3.54% for the three months ended March 31, 2007, from 2.97% for the same period in 2006. The effect of the increase in interest expense was mitigated by a $36.6 million, or 3.1%, decrease in our average interest bearing liabilities to $1.120 billion for the three months ended March 31, 2007, from $1.156 billion for the same period in 2006.

Interest expense on deposits increased $2.0 million, or 32.0%, to $8.3 million for the three months ended March 31, 2007, from $6.3 million for the three months ended March 31, 2006. The increase reflected a 69 basis point increase in the average rate paid on deposits to 3.42% for the three months ended March 31, 2007, from 2.73% for same period in 2006. This increase in interest expense also reflected a $49.0 million, or 5.3%, increase in average interest-bearing deposits to $982.0 million for the three months ended March 31, 2007, from $932.9 million for the same period in 2006. Interest expense on deposits increased for all categories of interest bearing deposits other than savings deposits. The increase in interest expense in non-savings deposits was primarily due to increases in short-term market interest rates and the effect of those increases on the interest rates paid on deposits, including competitive market conditions and increased average balances for money market deposits.

Interest expense on money market account deposits increased $547,000, or 24.8%, reflecting an increase of $11.2 million, or 4.5%, in the average balance of money market account deposits to $258.4 million for the three months ended March 31, 2007, from $247.3 million for the same period in 2006, and a 70 basis point increase in the interest rate paid on money market account deposits to 4.32%, from 3.62% for same period in 2006. Indexed money market accounts deposits had average balances totaling $183.9 million during the three months ended March 31, 2007, compared to $155.8 million for the same period in 2006. The interest rates paid on money market account deposits, certain NOW account deposits and savings account deposits have increased due to increasing short-term market interest rates, changes in applicable indices and increases in rates paid by our competitors. Rates on other selected money market account deposits and certificates of deposit also increased due to market conditions and competitive factors.

Interest expense on NOW account deposits increased $785,000, or 107.4%, reflecting a 93 basis point increase in the interest rates paid on NOW account deposits to 2.28% for the three months ended March 31, 2007, from 1.35% for the same period in 2006, and an increase of $49.1 million, or 22.3%, in the average balance of NOW account deposits to $269.4 million for the three months ended March 31, 2007, from $220.3 million for the same period in 2006.

Interest expense on certificates of deposit increased $708,000, or 23.0%, reflecting a 89 basis point increase in the interest rates paid on certificates of deposit to 4.51% for the three months ended March 31, 2007, from 3.62% for the same period in 2006. The increase in interest expense on certificates of deposit was partially offset by a decrease of $4.3 million, or 1.3%, in the average balance of certificates of deposit to $340.4 million for the three months ended March 31, 2007, from $344.7 million for the same period in 2006. Average balances of wholesale certificates of deposits declined by $20.6 million, or 53.1%, in the first quarter of 2007, compared to the same period in 2006, while average balances for retail certificates of deposit increased by $16.3 million, or 5.3%, for the first quarter of 2007, compared to the same period in 2006.

Interest expense on borrowings decreased by $721,000, or 32.6%, to $1.5 million for the three months ended March 31, 2007, from $2.2 million for the three months ended March 31, 2006. The decrease was due to a $85.6 million, or 38.3%, reduction of our average borrowings to $137.7 million for the three months ended March 31, 2007, from $223.4 million for the same period in 2006, which was partially offset by a 37 basis point increase in interest rates paid on borrowings to 4.38% for the three months ended March 31, 2007, from 4.01% for the same period in 2006.

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

	For the three months ended March 31,
	2007			2006
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,323,345	$21,740	6.66%	$1,260,870	$19,581	6.30%
Securities available-for-sale	112,206	1,525	5.51	245,510	2,497	4.12
Stock in FHLB	15,598	143	3.72	25,434	192	3.06
Other	30,316	385	5.15	2,137	22	4.18

Total interest-earning assets	1,481,465	23,793	6.51	1,533,951	22,292	5.89

Noninterest-earning assets	103,300			84,307

Total assets	$1,584,765			$1,618,258

Interest-bearing liabilities:
Savings deposits	$113,687	221	0.79	$120,621	255	0.86
Money market deposits	258,481	2,756	4.32	247,271	2,209	3.62
NOW deposits	269,414	1,516	2.28	220,335	731	1.35
Certificates of deposit	340,374	3,784	4.51	344,691	3,076	3.62

Total deposits	981,956	8,277	3.42	932,918	6,271	2.73
Borrowings	137,715	1,488	4.38	223,359	2,209	4.01

Total interest-bearing liabilities	1,119,671	9,765	3.54	1,156,277	8,480	2.97

Noninterest-bearing deposits	118,240			105,345
Other liabilities	21,048			27,984

Total liabilities	1,258,959			1,289,606
Equity	325,806			328,652

Total liabilities and equity	$1,584,765			$1,618,258

Net interest income		$14,028			$13,812

Net interest rate spread (2)			2.98%			2.92%
Net interest-earning assets (3)	$361,794			$377,674

Net interest margin (4)			3.84%			3.65%
Ratio of interest-earning assets to interest-bearing liabilities	132.31%			132.66%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions to our allowance for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision to our allowance for loan losses of $581,000 for the three months ended March 31, 2007, compared to $196,000 for the three months ended March 31, 2006. The portion of the allowance for loan losses that we allocate to impaired loans pursuant to SFAS No. 114 decreased $67,000 to $335,000 at March 31, 2007, primarily due to recoveries of specific reserves. The recoveries of specific reserves primarily resulted from an increase in the collateral pledged to secure a health care borrower’s line of credit and a $28,500 recovery from a legal proceeding to enforce a classified loan. These recoveries more than offset the $97,000 in charge-offs that were recorded in the first quarter of 2007 in connection with several small commercial loans.

Non-performing loans decreased $467,000 to $8.8 million at March 31, 2007, from $9.2 million at December 31, 2006. The ratio of nonperforming loans to total loans was 0.67% at March 31, 2007 compared to 0.69% at December 31, 2006. The improvement in non-performing loans can be attributed to the resolution of two well-secured commercial real estate loans to a single borrower totaling $2.2 million; these loans were brought current in the first quarter of 2007 through the borrower’s exercise of its statutory right to reinstate the loans during a foreclosure proceeding that we initiated.

Collection and resolution efforts continue to be a priority and future decisions may include non-renewal of credits and potential cessation of borrower relationships where the progress toward resolution is unsatisfactory. Asset quality trends and conditions in the other segments of the loan portfolio generally remained stable.

Nonperforming assets are as follows:

	March 31, 2007	December 31, 2006	$ Change	% Change
	(Dollars in thousands)
Nonperforming assets:
Nonperforming loans	$8,759	$9,226	$(467)	(5.1)%
Real estate owned	—	—	—	—

Nonperforming assets	$8,759	$9,226	$(467)	(5.1)%

Our allowance for loan losses totaled $11.1 million, or 0.85% of total loans, at March 31, 2007, compared to $10.6 million, or 0.79% of total loans, at December 31, 2006. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 127.0% of non-performing loans at March 31, 2007 and 115.1% of non-performing loans at December 31, 2006. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

We acquired a portfolio of highly-seasoned residential mortgage loans in 2006 with an approximate balance at December 31, 2006 of $16.2 million from a loan servicing company. We also acquired a portfolio of commercial real estate loans in 2005 with an approximate balance at December 31, 2006 of $4.6 million from the same loan servicing company. The loan servicing company filed a Chapter 11 bankruptcy petition in late December, 2006. The Bankruptcy Court appointed a Trustee on January 22, 2007, and the case was converted to a Chapter 7 bankruptcy proceeding on March 2, 2007. We terminated our loan servicing arrangements with the Trustee effective March 2, 2007, and thereafter transferred the servicing of these loans to a substitute loan servicing company. The

Trustee has completed an accounting of all funds and loan documents in the Trustee's possession and has filed a motion with the Bankruptcy Court proposing to distribute all loan payments that the Trustee collected following his appointment on January 22, 2007 to the owners of the loans, including loan payments aggregating $824,559 that the Trustee collected between the date of his appointment and March 2, 2007, on loans that we own. The Trustee has also filed a motion requesting the Bankruptcy Court to authorize and direct the debtor’s former loan subservicers to remit loan payments that they collected to the respective owners of the loans. The Trustee has reported to the Bankruptcy Court that the loan servicing trust accounts that the debtor utilized prior to January 22, 2007, are substantially out of balance and are insufficient to pay all of the debtor’s obligations to its former loan servicing clients, including $633,000 that the debtor collected prior to January 22, 2007, on loans that we own. We therefore reserved a total of $633,000 for these funds: $428,000 for uncollected principal, $104,000 for uncollected interest and $101,000 for uncollected escrow funds. In addition, we incurred approximately $125,000 in bankruptcy related expenses, including $70,000 in loan servicing transition fees that we paid to the Trustee pursuant to the Bankruptcy Court’s order authorizing us to terminate the loan servicing arrangements. We have notified our fidelity bond carrier that we intend to file a bond claim for any loss that can be attributed to fraudulent or dishonest acts on the part of the debtor or the debtor’s employees, subject to the bond’s $2 million coverage limit and $250,000 retention for defalcations by third party loan servicers, and other applicable bond provisions. There can be no assurance that we will make any recoveries under the bond. We have not established any specific reserves for the loan payments that the Trustee is proposing to distribute to the Bank because we believe the Trustee’s motion has a sound legal and factual basis. Nonetheless, it is possible that one or more creditors may oppose the proposed distribution and the Bankruptcy Court has not yet ruled on the Trustee’s motion, leaving the outcome uncertain.

Noninterest Income. Our noninterest income decreased $689,000, or 25.2%, to $2.0 million for the three months ended March 31, 2007, compared to $2.7 million for the same period in 2006. Deposit service charges and fees decreased $82,000, or 8.9%, to $835,000 for the quarter ended March 31, 2007, from $917,000 for the same period in 2006. Income from insurance commissions and annuities increased by $16,000 or 7.0%, to $244,000, from $228,000 for the same period in 2006, primarily due to increased activity resulting from the availability of higher market interest rates on fixed annuities and successful sales initiatives. Gains on sales of loans increased $11,000, or 29.7%, to $48,000, from $37,000 for the same period in 2006, primarily because of slightly higher loan sale volumes. Gains on disposition of premises and equipment decreased $387,000, or 98.5%, to $6,000, from $393,000 for the same period in 2006. The first quarter 2006 results included a $476,000 gain realized on the sale of a parcel of surplus real estate that adjoined one of our branch offices. Loan servicing fees decreased $33,000, or 13.5%, to $211,000, from $244,000 for the same period in 2006. Mortgage servicing rights amortization expense increased $34,000, or 55.7% to $95,000, compared to $61,000 for the same period in 2006. We recorded no impairment or recovery of mortgage servicing rights for the three months ended March 31, 2007, compared to a mortgage servicing rights valuation reserve recovery of $58,000 for same period in 2006. There were no net expenses from real estate owned in the 2007 period, compared to $5,000 for the same period in 2006. Other income decreased $185,000, or 35.8%, to $332,000 for the three months ended March 31, 2007, from $517,000, due in part to the $106,000 in fees that we recorded in connection with the sale of surplus real estate, and a recovery of $42,000 in connection with a prior fraud loss for the same period in 2006. Also included in other income for the three months ended March 31, 2007 was a $42,000, or 13.6%, net increase in title and title insurance agency commissions and fees earned by Financial Title Services, a division of our subsidiary, Financial Assurance Services.

The following table summarizes noninterest income for the periods ending March 31, 2007 and 2006:

	Three months ended March 31,		Change
	2007	2006	$	%
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$835	$917	$(82)	(8.9)%
Other fee income	461	461	—	—
Insurance commissions and annuities income	244	228	16	7.0
Gain on sale of loans	48	37	11	29.7
Gain on disposition of premises and equipment	6	393	(387)	(98.5)
Loan servicing fees	211	244	(33)	(13.5)
Amortization and impairment of servicing assets	(95)	(61)	(34)	(55.7)
Operations of real estate owned	—	(5)	5	N.M.
Other	332	517	(185)	(35.8)

Total noninterest income	$2,042	$2,731	$(689)	(25.2)%

N.M. = not meaningful

Noninterest Expense. Our noninterest expense was $13.1 million for the three months ended March 31, 2007, compared to noninterest expense of $11.6 million for the three months ended March 31, 2006, an increase of $1.5 million, or 12.9%. Compensation and benefits expense totaled $8.4 million for the three-month period ended March 31, 2007, compared to $7.7 million in compensation and benefits expense for the same period in 2006, an increase of $764,000, or 10.0%. Expense relating to equity-based compensation and benefits was $1.4 million, compared to $385,000 during the first quarter of 2006. The increase in expense relating to equity-based compensation related to expenses for the ESOP that we established in connection with our mutual-to-stock conversion in June of 2005 and awards made under the Equity Incentive Plan that our stockholders approved in June of 2006. Excluding the equity-based compensation and benefits, compensation and benefits expense decreased $243,000, or 3.3%, primarily due to the decrease in full time equivalent employees. Data processing expense decreased $39,000, or 5.0%, to $749,000 for the three months ended March 31, 2007, compared to $788,000 for the same period in 2006. Office occupancy and equipment expenses increased by $191,000, or 14.5% to $1.5 million for the three months ended March 31, 2007, compared to $1.3 million for the same period in 2006. This increase can be attributed to a combination of approximately $100,000 in expense related to the two branches acquired through University National Bank (“UNB”) in the second quarter of 2006 and an $89,000 increase in snow removal costs. Advertising and public relations expenditures increased by $63,000, or 38.2%, to $228,000 in the first quarter of 2007, from $165,000 in the same period in 2006. Our acquisition of UNB in April 2006, resulted in a core deposit intangible of $3.3 million, which resulted in the recording of a $102,000 core deposit intangible amortization expense in the first quarter of 2007, compared to no such expense for the same period in 2006. Other general and administrative expenses increased $370,000, or 47.1%, to $1.2 million for the three months ended March 31, 2007, from $786,000 for same period in 2006. The increase in other general and administrative expense included a $70,000 loan servicing transition fee paid in connection with the bankruptcy of a loan servicing company, a $101,000 reserve on the uncollected escrow fund payments relating to the bankruptcy, a $63,000 increase in professional fees, due primarily to timing differences in the accrual for audit fees relating to Sarbanes Oxley Act compliance, and an increase of $93,000 in losses due to fraud.

The following table summarizes noninterest expense for the periods ending March 31, 2007 and 2006:

	Three months ended March 31,		Change
	2007	2006	$	%
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$8,437	$7,673	$764	10.0%
Office occupancy and equipment	1,507	1,316	191	14.5
Advertising and public relations	228	165	63	38.2
Data processing	749	788	(39)	(5.0)
Supplies, telephone and postage	568	507	61	12.0
Amortization of intangibles	477	393	84	21.4
Other	1,156	786	370	47.1

Total noninterest expense	$13,122	$11,628	$1,494	12.9

Income Tax Expense. We recorded income tax expense of $716,000 for the three months ended March 31, 2007, compared to $1.6 million in income tax expense for the same period in 2006. Our effective tax rate for the three-months ended March 31, 2007 was 30.2%, compared to 33.5% for the same period in 2006. Lower pre-tax income resulted in a greater percentage of tax-exempt income and a lower federal tax rate for 2007 versus 2006.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the Federal Home Loan Bank of Chicago, which provides an additional source of short-term and long-term funding. Outstanding borrowings from the Federal Home Loan Bank of Chicago were $120.0 million at March 31, 2007, at a weighted average interest rate of 4.33%. A total of $95.0 million of these borrowings will mature in less than one year. Outstanding borrowings were $130.0 million at December 31, 2006.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is the $66.3 million in cash and cash equivalents as of March 31, 2007 and cash dividends from our subsidiary, BankFinancial, F.S.B. During the three months ended March 31, 2007, the Bank distributed $3.5 million of dividends to the Company.

As of March 31, 2007, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2007, we had no other material commitments for capital expenditures.

Capital Resources. Stockholders’ equity totaled $309.6 million at March 31, 2007, compared to $326.0 million at December 31, 2006, a decrease of $16.4 million, or 5.0%. This decrease was primarily due to the declaration of $1.7 million in cash dividends and the repurchase and retirement of 1,131,974 shares of common stock at an aggregate cost of $19.3 million during the first quarter of 2007, which was partially offset by net income of $1.7 million and a $1.5 million increase in accumulated other comprehensive income.

On March 26, 2007, we announced that our Board of Directors (the “Board”) extended the expiration date of its current share repurchase authorization from March 31, 2007 to September 30, 2007, and has increased by 1,158,759 shares the number of shares that can be repurchased in accordance with the authorization. The increase represents approximately 5% of the Company’s issued and outstanding shares of common stock as of March 23, 2007. As of March 31, 2007, the Company had repurchased 2,109,274 shares of its common stock out of the 2,446,625 shares that had been previously authorized for repurchase through March 31, 2007.

As previously disclosed, the authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization will be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board. The authorization may be suspended, terminated or modified at any time prior to September 30, 2007 for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed relevant. These factors will also affect the timing and amount of share repurchases. For additional information, see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. (c) Repurchases of Our Equity Securities.”

At March 31, 2007, the actual regulatory capital ratios and minimum required regulatory ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2007
Total capital (to risk- weighted assets)	20.64%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	19.74	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	15.51	4.00	5.00

December 31, 2006
Total capital (to risk- weighted assets)	20.09%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	19.26	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	15.05	4.00	5.00

As of March 31, 2007 and December 31, 2006, the Office of Thrift Supervision categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution's category.

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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. In an effort to manage interest-rate risk, depending on market interest rates and our capital and liquidity position, we generally sell all or a portion of our longer-term, fixed-rate residential loans, usually on a servicing-retained basis. Further, we primarily invest in shorter-duration securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. We have also classified all of our investment portfolio as available-for-sale so as to provide flexibility in liquidity management.

We utilize a combination of analyses to monitor our exposure to changes in interest rates. The economic value of equity analysis is a model that estimates the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. In calculating changes in NPV, we assume estimated loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes.

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

The table below sets forth, as of March 31, 2007, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U. S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
	Estimated NPV	Estimated Increase (Decrease) in NPV		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+300	$287,176	$(19,345)	(6.31)%	$50,260	$(3,432)	(6.39)%
+200	291,389	(15,132)	(4.94)	51,560	(2,132)	(3.97)
+100	298,335	(8,186)	(2.67)	52,733	(959)	(1.79)
0	306,521	—	—	53,692	—	—
-100	308,197	1,676	0.55	54,562	870	1.62
-200	309,854	3,333	1.09	55,143	1,451	2.70
-300	309,131	2,610	0.85	54,441	749	1.39

The table presented above projects that, at March 31, 2007, we would be expected to experience a 1.09% increase in NPV and an $1.5 million increase in net interest income in the event of an immediate and parallel 200 basis point decrease in interest rates. In the event of an immediate and parallel 200 basis point increase in interest rates, we would be expected to experience a 4.94% decrease in NPV and a $2.1 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any. The Company is considering possible actions to return its interest rate risk posture to recent historical norms by adjusting for recent reductions in short-term assets due to construction loan repayments and reductions in capital due to stock repurchases.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiary is a party other than ordinary course, routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Equity Securities.

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the first quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
January 1, 2007 through January 31, 2007	192,674	$17.407	192,674	1,276,651
February 1, 2007 through February 28, 2007	22,400	17.467	22,400	1,254,251
March 1, 2007 through March 31, 2007	916,900	16.861	916,900	1,496,110

Total	1,131,974	16.966	1,131,974

(1)	On August 30, 2006, our Board of Directors approved the repurchase, from time to time, on the open market or through negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

On March 26, 2007, our Board extended the expiration date of its current share repurchase authorization from March 31, 2007 to September 30, 2007, and has increased by 1,158,759 shares the number of shares that can be repurchased in accordance with the authorization. The increase represents approximately 5% of the Company’s issued and outstanding shares of common stock as of March 23, 2007. As of March 31, 2007, the Company had repurchased 2,109,274 shares of its common stock out of the 2,446,625 shares that had been previously authorized for repurchase through March 31, 2007.

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

Date: May 8, 2007

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