Form 10-Q
period 2007-06-30
BankFinancial CORP
filed 2007-08-07
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. 22,732,533 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of August 1, 2007.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2007 and December 31, 2006

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2007	December 31, 2006

ASSETS
Cash and due from other financial institutions	$32,071	$38,286
Interest-bearing deposits in other financial institutions	33,887	29,051

Cash and cash equivalents	65,958	67,337
Securities available-for-sale, at fair value	69,085	117,853
Loans held-for-sale	620	298
Loans receivable, net of allowance for loan losses:
June 30, 2007, $10,779; and December 31, 2006, $10,622	1,282,522	1,329,915
Stock in Federal Home Loan Bank, at cost	15,598	15,598
Premises and equipment, net	34,437	35,005
Accrued interest receivable	7,075	7,869
Goodwill	22,566	22,579
Core deposit intangible	8,702	9,648
Investment in Bank-Owned Life Insurance	19,135	—
Other assets	6,107	7,020

Total assets	$1,531,805	$1,613,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	1,105,237	1,129,585
Borrowings	100,862	138,148
Advance payments by borrowers taxes and insurance	8,918	8,285
Accrued interest payable and other liabilities	9,876	11,089

Total liabilities	1,224,893	1,287,107
Commitments and contingent liabilities
Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, shares authorized: 100,000,000; shares issued at June 30, 2007, 22,942,533 and at December 31, 2006, 24,304,950	229	243
Additional paid-in capital	207,043	227,741
Retained earnings	113,807	113,128
Unearned Employee Stock Ownership Plan shares	(17,620)	(18,105)
Accumulated other comprehensive income	3,453	3,008

Total stockholders’ equity	306,912	326,015

Total liabilities and stockholders’ equity	$1,531,805	$1,613,122

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Three months and six months ended June 30, 2007 and 2006

(In thousands, except per share data)—(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest and dividend income:
Loans, including fees	$21,343	$20,473	$43,083	$40,054
Securities	1,393	2,930	2,918	5,427
Other	375	280	903	494

Total interest income	23,111	23,683	46,904	45,975
Interest expense:
Deposits	8,498	7,455	16,775	13,726
Borrowings	1,262	1,908	2,750	4,117

Total interest expense	9,760	9,363	19,525	17,843

Net interest income	13,351	14,320	27,379	28,132
Provision (credit) for loan losses	(354)	156	227	352

Net interest income after provision (credit) for loan losses	13,705	14,164	27,152	27,780
Noninterest income:
Deposit service charges and fees	918	1,117	1,753	2,034
Other fee income	499	482	960	943
Insurance commissions and annuities income	225	352	469	580
Gain on sale of loans, net	1	53	49	90
Gain on sale of securities available for sale	—	55	—	55
Gain on disposition of premises and equipment	7	1	13	394
Loan servicing fees	214	237	425	481
Amortization and impairment of servicing assets	(106)	(146)	(201)	(207)
Operations of real estate owned	—	(26)	—	(31)
Earnings on bank owned life insurance	135	—	135	—
Other	434	462	766	979

Total noninterest income	2,327	2,587	4,369	5,318
Noninterest expense:
Compensation and benefits	7,860	7,875	16,297	15,543
Office occupancy and equipment	1,399	1,340	2,906	2,656
Advertising and public relations	455	389	683	554
Data processing	823	825	1,572	1,613
Supplies, telephone, and postage	484	450	1,052	957
Amortization of intangibles	469	495	946	888
Other	1,176	1,083	2,332	1,874

Total noninterest expense	12,666	12,457	25,788	24,085

Income before income taxes	3,366	4,294	5,733	9,013
Income tax expense	1,028	1,390	1,744	2,969

Net income	$2,338	$2,904	$3,989	$6,044

Basic earnings per common share	$0.11	$0.13	$0.19	$0.27

Diluted earnings per common share	$0.11	$0.13	$0.19	$0.27

Weighted average common shares outstanding	20,728,474	22,594,582	21,104,116	22,582,349
Diluted weighted average common shares outstanding	20,754,523	22,594,582	21,148,635	22,582,349

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Six months ended June 30, 2007 and 2006

(In thousands, except share and per share data)—(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance at December 31, 2005	$245	$240,235	$107,528	$(19,084)	$(147)	$328,777
Comprehensive income:
Net income	—	—	6,044	—	—	6,044	$6,044
Change in other comprehensive income , net of tax effects	—	—	—	—	1,990	1,990	1,990

Total comprehensive income							$8,034

Cash dividends declared on common stock ($0.12 per share)	—	—	(2,936)	—	—	(2,936)
ESOP shares earned	—	355	—	486	—	841

Balance at June 30, 2006	$245	$240,590	$110,636	$(18,598)	$1,843	$334,716

Balance at December 31, 2006	$243	$227,741	$113,128	$(18,105)	$3,008	$326,015

Comprehensive income:
Net income	—	—	3,989	—	—	3,989	$3,989
Change in other comprehensive income , net of tax effects	—	—	—	—	445	445	445

Total comprehensive income							$4,434

Purchase and retirement of common stock (1,364,617 shares)	(14)	(23,027)	—	—	—	(23,041)
Nonvested stock awards:
Stock-based compensation expense	—	2,065	—	—	—	2,065
Cash dividends declared on common stock ($0.14 per share)	—	—	(3,310)	—	—	(3,310)
ESOP shares earned	—	264	—	485	—	749

Balance at June 30, 2007	$229	$207,043	$113,807	$(17,620)	$3,453	$306,912

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2007 and 2006

(In thousands)—(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$3,989	$6,044
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	227	352
ESOP shares earned	749	841
Stock-based compensation expense	2,065	—
Depreciation and amortization	1,906	1,822
Amortization and accretion of premiums and discounts	(447)	96
Amortization of core deposit and other intangible assets	949	908
Amortization and impairment of servicing assets	201	207
Net change in net deferred loan origination costs	158	63
Net loss on sale of real estate owned	—	16
Net gain on sale of loans	(49)	(90)
Net gain on sale of securities	—	(55)
Net gain on disposition of premises and equipment	(13)	(394)
Loans originated for sale	(12,223)	(11,061)
Proceeds from sale of loans	11,950	9,628
Earnings on bank owned life insurance	(135)	—
Net change in:
Deferred income tax	86	605
Accrued interest receivable	794	(37)
Other assets	(357)	(433)
Accrued interest payable and other liabilities	(1,200)	(6,207)

Net cash from operating activities	8,650	2,305

Cash flows from investing activities
Securities available-for-sale
Proceeds from sales	—	54,241
Proceeds from maturities	788,412	11,627
Proceeds from principal repayments	3,360	19,932
Purchase of securities	(741,825)	(5,180)
Loans receivable
Principal payments on loans receivable	409,379	294,800
Purchases	(1,240)	(8,091)
Originated for investment	(361,043)	(317,770)
Purchase of bank owned life insurance	(19,000)	—
Proceeds from sale of stock in Federal Home Loan Bank	—	6,523
Proceeds from sale of real estate owned	—	108
Purchase of premises and equipment, net	(705)	(364)
Cash paid, net of cash and cash equivalents, in acquisition	—	(13,331)

Net cash from investing activities	77,338	42,495

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Six months ended June 30, 2007 and 2006

(In thousands)—(Unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from financing activities
Net change in deposits	(24,363)	(33,709)
Net change in advance payments by borrowers for taxes and insurance	633	1,431
Net change in borrowings	(37,286)	(16,039)
Repurchase and retirement of common stock	(23,041)	—
Cash dividends paid on common stock	(3,310)	(1,468)

Net cash from financing activities	(87,367)	(49,785)

Net change in cash and cash equivalents	(1,379)	(4,985)

Beginning cash and cash equivalents	67,337	38,026

Ending cash and cash equivalents	$65,958	$33,041

Supplemental Disclosures of Cashflow Information:
Interest paid	$19,020	$17,651
Income taxes paid	1,015	3,570
Supplemental Disclosures of Noncash Investing Activities:
Acquisitions
Noncash assets acquired:
Investment securities available for sale	$—	$81,014
Loans, net	—	17,782
Premises and equipment, net	—	2,878
Goodwill, net	—	11,890
Other intangible assets, net	—	3,272
Other assets	—	792

Total noncash assets acquired	—	117,628

Liabilities assumed:
Deposits	$—	$103,485
Accrued expenses and other liabilities	—	812

Total liabilities assumed	—	104,297

Cash paid, net of cash and cash equivalents, in acquisition	$—	$13,331

Cash and cash equivalents acquired	$—	$10,728

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 1 – Basis of Presentation.

BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), became the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”) on June 23, 2005, when the Company consummated a plan of conversion and reorganization that the Bank and its predecessor holding companies, BankFinancial MHC, Inc. (“BankFinancial MHC”) and BankFinancial Corporation, a federal corporation, adopted on August 25, 2004. BankFinancial Corporation, the Maryland corporation, was organized in 2004 to facilitate the mutual-to-stock conversion and to become the holding company for the Bank upon its completion.

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

As used in this Quarterly Report on Form 10-Q, the words “Company,” “we” and “our” are intended to refer to BankFinancial Corporation, the Maryland corporation, and the above subsidiary, with respect to matters and time periods occurring on and after June 23, 2005, including the information presented for the three-month and six-month periods ended June 30, 2007.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month and six-month periods ended June 30, 2007, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2007.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$2,338	$2,904	$3,989	$6,044

Average common shares outstanding	23,124,955	24,466,250	23,522,276	24,466,250
Less: Unearned ESOP shares	(1,777,881)	(1,871,668)	(1,789,972)	(1,883,901)
Unvested restricted stock shares	(618,600)	—	(628,188)	—

Weighted average common shares outstanding	20,728,474	22,594,582	21,104,116	22,582,349

Basic earnings per common share	$0.11	$0.13	$0.19	$0.27

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	20,728,474	22,594,582	21,104,116	22,582,349
Net effect of dilutive stock options and unvested restricted stock	26,049	—	44,519	—

Weighted average dilutive common shares Outstanding	20,754,523	22,594,582	21,148,635	22,582,349

Dilutive earnings per common share	$0.11	$0.13	$0.19	$0.27

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	1,557,500	N.A.	1,557,500	N.A.
Weighted average exercise price of anti-dilutive option shares	$17.36	N.A.	$17.36	N.A.

N.A. – not applicable

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 3 – Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2007
Municipal	$2,373	$26	$(3)
Mortgage-backed securities	17,467	75	(238)
Collateralized mortgage obligations	4,485	20	(23)
SBA-guaranteed loan participation certificates	608	1	(5)
Equity securities	44,152	5,877	—

	$69,085	$5,999	$(269)

December 31, 2006
Municipal	$2,711	$52	$(1)
Mortgage-backed securities	19,803	161	(69)
Collateralized mortgage obligations	5,881	41	(1)
SBA-guaranteed loan participation certificates	623	1	(6)
Corporate bonds and other securities	45,723	—	(23)
Equity securities	43,112	4,837	—

	$117,853	$5,092	$(100)

At June 30, 2007, our debt securities consisted of mortgage-backed pass-through securities issued or sponsored by Fannie Mae, Freddie Mac or Ginnie Mae, collateralized mortgage obligations and real estate mortgage investment conduits guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, SBA guaranteed loan participation certificates, and municipal securities. Our equity securities consisted entirely of shares of two floating rate and one fixed rate preferred stocks issued by a government-sponsored entity, Freddie Mac. All of our investment securities reflected in the preceding table were classified as available-for-sale at June 30, 2007.

Interest income on securities is recognized under the interest method, and includes amortization of purchase premium and discount. Gains and losses on sales of securities are based on the amortized cost of the securities sold.

Securities with significant declines in fair value are evaluated on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under Securities and Exchange Commission Staff Accounting Bulletin No. 59, which provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer specific factors, the holder must assess whether the impairment is other-than-temporary. The Company evaluated the securities in our investment portfolio at June 30, 2007 and December 31, 2006, and concluded that the declines were either not significant or were primarily attributable to increases in interest rates rather than credit quality or other issuer-specific factors. Since the Company had the ability and intent at June 30, 2007, to hold these investments until a recovery occurred or the securities matured, and the carrying cost of any of these securities with any significant declines in value was expected to recover as market interest rates change, the Company did not consider the declines in fair value to be other-than-temporary impairments. No unrealized losses existed at June 30, 2007 and December 31, 2006 with respect to our marketable equity securities, including our Freddie Mac floating rate preferred stocks.

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

All interest accrued but not received for loans on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans receivable are as follows:

	June 30, 2007	December 31, 2006

One- to four-family residential real estate loans	$381,447	$397,545
Multi-family mortgage loans	291,963	297,131
Nonresidential real estate loans	321,943	320,729
Construction and land loans	68,024	85,222
Commercial loans	84,410	89,346
Commercial leases	134,217	139,164
Consumer loans	4,574	3,869
Other loans (including municipal)	4,544	4,959

Total loans	1,291,122	1,337,965
Loans in process	(87)	148
Net deferred loan origination costs	2,266	2,424
Allowance for loan losses	(10,779)	(10,622)

Loans, net	$1,282,522	$1,329,915

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (Continued)

Activity in the allowance for loan losses is as follows:

	Six months ended June 30,
	2007	2006
Beginning balance	$10,622	$11,514
Allowance of acquired bank	—	212
Provision for loan losses	227	352
Loans charged off	(100)	(109)
Recoveries	30	—

Ending balance	$10,779	$11,969

Impaired loans are as follows:

	June 30, 2007	December 31, 2006

Loans with allocated allowance for loan losses	$5,843	$4,639
Loans with no allocated allowance for loan losses	15,799	17,481

Total impaired loans	$21,642	$22,120

Amount of the allowance for loan losses allocated to impaired loans	$570	$402
Average of impaired loans during the period	$21,309	$16,409

Interest income received on impaired loans was approximately $1.1 million and $495,000 for the six-month periods ended June 30, 2007 and 2006, respectively. Interest income received on impaired loans was approximately $560,000 and $259,000 for the three-month periods ended June 30, 2007 and 2006, respectively.

Nonperforming loans are as follows:

	June 30, 2007	December 31, 2006

Nonaccrual loans	$9,720	$9,226
90 days delinquent, still accruing	721	—

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Of the $721,000 in loans classified as 90 days delinquent, still accruing, a matured $350,000 loan secured by marketable securities and a $215,000 lease secured by equipment were fully repaid in early July, 2007. The remaining $156,000 loan involves a well-seasoned purchased multi-family adjustable-rate loan for which the borrower made all scheduled loan payments prior to June 30, 2007, and at that date, the Bank’s servicer was in the process of determining the application of the funds pursuant to the terms of the adjustable-rate note. Generally, the Bank does not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after period end date or; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection, or; (3) the

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (Continued)

borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons.

The principal contributor to the increase in non-accrual loans was a $531,000 apartment building loan located in Chicago that is currently under contract to be sold. Several small commercial borrowers experiencing personal or financial difficulties represented the remainder of the increase in non-accrual loans, but these increases were offset by full repayments of loans in various stages of collection activity.

At June 30, 2007, the Company’s loans included approximately $4.5 million of commercial real estate loans and $14.6 million of one- to four-family residential mortgages that the Bank purchased from a loan servicing company that filed a Chapter 11 bankruptcy petition in late December, 2006. Approximately $1.1 million in principal payments that were made by the borrowers to the debtor or the Trustee prior to March 2, 2007 are classified as nonperforming pending further developments in the bankruptcy case, thereby increasing the amount of the purchased loans that are classified as nonperforming to $1.5 million at June 30, 2007, compared to $507,000 at December 31, 2006. The Bankruptcy Court appointed the Trustee on January 22, 2007, and the case was converted to a Chapter 7 bankruptcy proceeding on March 2, 2007. The Bank terminated its loan servicing arrangements with the debtor effective March 2, 2007, and thereafter transferred the servicing of these loans to a substitute loan servicing company. The Trustee has completed an accounting of all funds and loan documents in the Trustee’s possession and has filed an amended motion with the Bankruptcy Court proposing to distribute approximately 90% of all loan payments that the Trustee collected following his appointment on January 22, 2007 to the owners of the loans, including loan payments aggregating approximately $916,000 that the Trustee collected between the date of his appointment and March 2, 2007, on loans owned by the Bank. We have not established any specific reserves for the loan payments that the Trustee is proposing to distribute to the Bank because we believe that the Trustee’s motion, which is currently opposed by one creditor, has a sound legal and factual basis. Nonetheless, the Bankruptcy Court has not yet ruled on the Trustee’s motion, leaving the outcome uncertain. The Trustee has further reported to the Bankruptcy Court that the loan servicing trust accounts utilized by the debtor prior to January 22, 2007, are substantially out of balance and are insufficient to pay all of the debtor’s obligations to its former loan servicing clients, including $633,000 that the debtor collected prior to January 22, 2007, on loans owned by the Bank. During the first quarter of 2007, the Bank made a specific reserve allocation to its allowance for loan and lease losses for $428,000 of uncollected principal, $104,000 of uncollected interest, and $101,000 of uncollected escrow funds. We have notified our fidelity bond carrier that we intend to file a bond claim for any loss that can be attributed to fraudulent or dishonest acts on the part of the debtor or the debtor’s employees, subject to the bond’s $2 million coverage limit and $250,000 retention for defalcations by third party loan servicers, and other applicable bond provisions. There can be no assurance that we will make any recoveries under the bond.

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

Note 5 – Deposits

Deposits are as follows:

	June 30, 2007	December 31, 2006

Non-interest-bearing demand	$126,304	$134,097
Interest-bearing NOW	282,300	274,391
Money market accounts	262,265	260,796
Savings	107,030	114,851
Certificates of deposit	327,338	345,450

	$1,105,237	$1,129,585

Certificates of deposit include wholesale deposits of $9.4 million and $21.5 million at June 30, 2007 and December 31, 2006, respectively.

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest-bearing NOW	$1,739	$937	$3,255	$1,668
Money market accounts	2,791	2,446	5,547	4,654
Savings	212	275	433	530
Certificates of deposit	3,756	3,797	7,540	6,874

	$8,498	$7,455	$16,775	$13,726

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Other Comprehensive Income

Other comprehensive income components were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$2,338	$2,904	$3,989	$6,044
Other comprehensive income:
Unrealized holding gains on securities available for-sale	(1,716)	(448)	738	3,360
Tax effect	682	178	(293)	(1,337)

Unrealized holding gains on securities available for-sale, net of tax effect	(1,034)	(270)	445	2,023

Less reclassification adjustment for gains recognized in income	—	(55)	—	(55)
Tax effect	—	22	—	22

Less reclassification adjustment for gains recognized in income, net of tax	—	(33)	—	(33)

Total other comprehensive income	(1,034)	(303)	445	1,990

Total comprehensive income	$1,304	$2,601	$4,434	$8,034

Note 7 – New Accounting Standards

The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption had no material effect on the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Forward Looking Statements

This Quarterly Report on Form 10-Q, including this Item 2, contains, and other periodic and special reports and press releases of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. We undertake no obligation to update these forward-looking statements in the future. Factors that could have a material adverse effect on operations and could affect management’s outlook or our future prospects include, but are not limited to: higher than expected overhead, infrastructure and compliance costs, changes in market interest rates, a flattening or inversion of the yield curve, less than anticipated balance sheet growth, lack of demand for loan products, unanticipated changes in secondary mortgage market conditions, deposit flows, pricing, underwriting and other forms of competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, deteriorating economic conditions that could result in increased delinquencies in our loan portfolio, the quality or composition of our loan or investment portfolios, demand for financial services and multi-family, commercial and residential real estate loans in our market area, the possible short-term dilutive effect of potential acquisitions or de novo branches, if any, changes in accounting principles, policies and guidelines, future adverse developments in legal and bankruptcy proceedings, and future adverse developments concerning Freddie Mac or the Federal Home Loan Bank of Chicago. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006, and all amendments thereto, as filed with the Securities and Exchange Commission. There are no material changes to the risk factors disclosed in the Annual Report on Form 10-K.

Overview

Business conditions were consistent with our expectations for the second quarter, 2007. Originations of all types of loans were muted, due in part to the Company’s credit pricing and underwriting standards, and loan repayments increased, particularly in the residential loan portfolio. We continued to reduce our securities and wholesale funding portfolios consistent with our focus on optimizing the performance of the Company’s entire balance sheet.

Our asset quality was essentially stable during the quarter. We resolved several small problem credits and expect to resolve several other pending matters during the third quarter of 2007 as we continue to vigorously pursue resolutions of classified assets, particularly in the health care portfolio. Overall portfolio quality trends remained relatively constant. The Company’s required loan loss reserves declined slightly due to the lower portfolio size and risk profile. National and local economic risk factors were stable during the quarter as measured by our SFAS No. 5 loan loss reserve model; however, it is possible that recent national and regional economic data will change the model results in the future. We continue to believe that adherence to our historical loan underwriting standards remains appropriate, despite persistent market pressures resulting from national and local competitors.

Competition for deposits was stable. Deposit balances remained essentially constant from the previous quarter, as our core deposits marketing results and increases in our title insurance deposits replaced seasonal withdrawals for income tax remittances and the reduction of wholesale certificates of deposit account balances.

As expected, our net interest margin and net interest spread exhibited some negative behavior during the past quarter. The principal factors were the Company’s lower credit risk profile, narrowing commercial credit spreads and continued deposit migration into higher-yielding accounts. Other contributing factors were the cumulative effects of the Company’s share repurchase program and the fact that our recent investment in Bank-Owned Life Insurance produces non-interest income rather than interest income. We expect that these factors will continue to affect our net interest margin in future quarters; however, we are also focused on generating positive influences through the further diversification of our commercial credit portfolio, optimization of the overall mix of the loan portfolio and gathering non-interest bearing deposits from local small businesses.

Non-interest income increased modestly during the quarter; however, title insurance sales and Wealth Management operations declined consistent with our expectations. Changes in the residential mortgage market and expectations concerning interest rates will be among the principal factors affecting title insurance and Wealth Management revenues in future quarters. Future product development activities have the potential to gradually improve deposit-related fee income during the remainder of the year.

Non-interest expense remained well contained. We continue to reduce expenses and staffing levels consistent with the results of our functional reviews. We expect expenses for marketing (especially retail deposits and small business customers), commercial business development personnel and audit/compliance functions to increase as we respond to market conditions and changes in applicable laws and regulations.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at June 30, 2007 and December 31, 2006, and in our income statement for the three-month and six-month periods ended June 30, 2007 and June 30, 2006.

	June 30, 2007	December 31, 2006	Percent Change

	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,531,805	$1,613,122	(5.0)%
Loans receivable, net	1,282,522	1,329,915	(3.6)
Deposits	1,105,237	1,129,585	(2.2)
Borrowings	100,862	138,148	(27.0)
Stockholders’ equity	306,912	326,015	(5.9)

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Percent Change	2007	2006	Percent Change
	(Dollars in thousands)			(Dollars in thousands)
Selected Operating Data:
Interest income	$23,111	$23,683	(2.4)%	$46,904	$45,975	2.0%
Interest expense	9,760	9,363	4.2	19,525	17,843	9.4

Net interest income	13,351	14,320	(6.8)	27,379	28,132	(2.7)
Provision (credit) for loan losses	(354)	156	N.M.	227	352	(35.5)

Net interest income after provision (credit) for loan losses	13,705	14,164	(3.2)	27,152	27,780	(2.3)
Noninterest income	2,327	2,587	(10.1)	4,369	5,318	(17.8)
Noninterest expense	12,666	12,457	1.7	25,788	24,085	7.1

Income before income taxes	3,366	4,294	(21.6)	5,733	9,013	(36.4)
Provision for income taxes	1,028	1,390	(26.0)	1,744	2,969	(41.3)

Net income	$2,338	$2,904	(19.5)%	$3,989	$6,044	(34.0)%

N.M. – not meaningful

Selected Financial Data (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.61%	0.69%	0.51%	0.73%
Return on equity (ratio of net income to average equity) (1)	3.01	3.43	2.51	3.63
Net interest rate spread (1) (2)	2.88	2.84	2.93	2.88
Net interest margin (1) (3)	3.74	3.62	3.79	3.63
Average equity to average assets	20.09	20.07	20.33	20.10
Efficiency ratio (4)	80.79	73.68	81.23	72.00
Noninterest expense to average total assets (1)	3.28	2.95	3.30	2.91
Average interest-earning assets to average interest-bearing liabilities	131.30	132.60	131.81	132.63

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

	At June 30, 2007	At December 31, 2006
Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	0.63%	0.57%
Nonperforming loans to total loans	0.75	0.69
Allowance for loan losses to nonperforming loans	110.90	115.13
Allowance for loan losses to total loans	0.84	0.79

Capital Ratios:
Equity to total assets at end of period	20.04	20.21
Tier 1 leverage ratio (Bank only)	15.94	15.05

Other Data:
Number of full service offices	18	18
Employees (full-time equivalent basis)	418	438

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets decreased $81.3 million, or 5.0%, to $1.532 billion at June 30, 2007, from $1.613 billion at December 31, 2006, due primarily to the combined effect of a $47.4 million net decrease in loans, the maturity of investment securities, and cash expenditures to fund stock repurchases and dividends.

Net loans receivable decreased by $47.4 million, or 3.6%, to $1.283 billion at June 30, 2007, from $1.330 billion at December 31, 2006, primarily due to construction loan repayments resulting from project sales activities. Construction and land loans decreased $17.2 million, or 20.2%, consistent with our decreased emphasis on originating new loans in this loan category. We received $36.3 million in loan repayments on construction and land loans during the six months ended June 30, 2007, compared to $36.9 million during the same period in 2006. Non-residential real estate loans increased $1.2 million, or 0.4%. One- to four-family residential mortgage loans decreased by $16.1 million, or 4.1%, due in substantial part to lessening demand for one- to four-family residential mortgage loans. Multi-family mortgage loans decreased $5.2 million, or 1.7%, and commercial loans decreased $4.9 million, or 5.5%. Commercial leases decreased $4.9 million, or 3.6%.

Net securities available for sale decreased by $48.8 million, or 41.4%, to $69.1 million at June 30, 2007, from $117.9 million at December 31, 2006, primarily due to the net maturity of $46.6 million of investment securities and our decision to use a significant portion of their proceeds to repay maturing Federal Home Loan Bank (“FHLB”) of Chicago advances. We continue to evaluate the securities available for sale portfolio for opportunities to improve yields and reduce liquidity volatility.

Cash and cash equivalents decreased $1.4 million to $66.0 million at June 30, 2007, from $67.3 million at December 31, 2006.

The Company purchased $19.0 million of Bank-Owned Life Insurance (“BOLI”) during the six months ended June 30, 2007. Other assets decreased by $913,000, to $6.1 million at June 30, 2007, from $7.0 million at December 31, 2006.

Deposits decreased $24.3 million, or 2.2%, to $1.105 billion at June 30, 2007, from $1.230 billion at December 31, 2006. Total core deposits (savings, money market, noninterest bearing demand and NOW accounts) increased slightly as a percentage of total deposits, representing 70.4% of total deposits at June 30, 2007, compared to 69.4% of total deposits at December 31, 2006.

Borrowings decreased $37.3 million, or 27.0%, to $100.9 million at June 30, 2007, from $138.1 million at December 31, 2006, primarily due to our decision to repay $44 million in maturing FHLB of Chicago advances.

Total stockholders’ equity decreased $19.1 million to $306.9 million at June 30, 2007, compared to $326.0 million at December 31, 2006, due primarily to the impact of stock repurchases and the declaration of cash dividends, which was partially offset by net income and unrealized gains on securities available for sale during the period. We repurchased and retired 1,364,617 shares of common stock at an aggregate cost of $23.0 million during the six months ended June 30, 2007, and declared cash dividends in February and April of 2007 in the aggregate amount of $3.3 million. The impact of the stock repurchases and cash dividends was partially offset by net income of $4.0 million for the six months ended June 30, 2007, and an unrealized gain on securities available for sale of $3.5 million, net of tax, at June 30, 2007, compared to an unrealized gain of $3.0 million, net of tax, at December 31, 2006. The unallocated shares of common stock that are owned by our Employee Stock Ownership Plan (ESOP) were reflected as an $17.6 million reduction to stockholders’ equity at June 30, 2007, compared to an $18.1 million reduction to equity at December 31, 2006.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

Net Income. We had net income of $2.3 million for the three months ended June 30, 2007, compared to net income of $2.9 million for the three months ended June 30, 2006. Our operating results for the second quarter of

2007 reflected $1.3 million in expenses for equity-based compensation and benefits, compared to $456,000 for the second quarter of 2006, relating to the ESOP that we established in connection with our mutual-to-stock conversion in June of 2005 and awards granted under the 2006 Equity Incentive Plan that our stockholders approved in June of 2006. Our earnings per share of common stock for the three months ended June 30, 2007 were $0.11 per share, compared to $0.13 per share for the three-month period ending June 30, 2006.

Net Interest Income. Net interest income decreased by $969,000, or 6.8%, to $13.4 million for the three months ended June 30, 2007, from $14.3 million for the three months ended June 30, 2006. The decrease in net interest income was due in substantial part to a $1.0 million, or 14.0%, increase in interest expense on deposits to $8.5 million for the three months ended June 30, 2007 from $7.5 million for the three months ended June 30, 2006, the reduction in interest earning assets that resulted from our share repurchase program, and the fact that our investment in $19.0 million in Bank-Owned Life Insurance in May of 2007 produces non-interest income rather than interest income. These decreases to net interest income were partially offset by a $9.5 million increase in average loans to $1.298 billion from $1.288 billion during the same period in 2006, and a $106.9 million decrease in average interest-bearing liabilities to $1.091 billion, from $1.198 billion during the same period in 2006. The decrease in average interest-bearing liabilities included a 41.2% decrease in average borrowings. Our net interest rate spread increased by four basis points to 2.88% for the three months ended June 30, 2007, from 2.84% for the same period in 2006. Our net interest margin increased by twelve basis points to 3.74% for the three months ended June 30, 2007, from 3.62% for the same period in 2006.

Interest income decreased $572,000, or 2.4%, to $23.1 million for the three months ended June 30, 2007, from $23.7 million for the three months ended June 30, 2006. The decrease in interest income reflected a $156.0 million, or 9.8%, decrease in total average interest-earning assets, to $1.432 billion for the three months ended June 30, 2007, from $1.588 billion for the same period in 2006. The decrease in total average interest earning assets was due in substantial part to a $169.8 million decrease in average investment securities available-for-sale, cash expenditures for share repurchases, and our investment of $19.0 million in Bank-Owned Life Insurance. The impact of the decrease in total average interest earning assets on interest income was partially offset by a 49 basis point improvement in the average yield on interest-earning assets to 6.47% for the three months ended June 30, 2007, from 5.98% for the same period ended June 30, 2006.

Interest income from loans, the most significant portion of interest income, increased $870,000, or 4.2%, to $21.3 million for the three months ended June 30, 2007, from $20.5 million for the three months ended June 30, 2006. The increase in interest income on loans resulted primarily from a 22 basis point increase in the average yield on loans to 6.60% for the three months ended June 30, 2007, from 6.38% for the same period in 2006, due to higher market interest rates, and a $9.5 million, or 0.7%, increase in the average balance of loans outstanding to $1.298 billion for the three months ended June 30, 2007, from $1.288 billion for the same period in 2006.

Interest income from securities available for sale decreased by $1.5 million, or 52.5%, to $1.4 million for the three months ended June 30, 2007, from $2.9 million for the three months ended June 30, 2006, due in substantial part to a decrease of $169.8 million, or 63.2%, in the average outstanding balance of securities available for sale to $98.8 million for the three months ended June 30, 2007, from $268.6 million for the same period in 2006. We decided in 2006 to reduce our portfolio of investment securities available-for-sale to eliminate certain lower yielding securities and to configure our balance sheet in a way that was better positioned for a flat or inverted yield curve environment. Partially offsetting the decrease in average balances in securities available-for-sale was a 128 basis point increase in the yield on securities available-for-sale to 5.66% for the three months ended June 30, 2007, from 4.38% for the same period in 2006.

Income from cash dividends on our FHLB of Chicago common stock totaled $107,000 for the three months ended June 30, 2007, compared to cash dividends of $194,000 for the three months ended June 30, 2006. The decrease was primarily attributable to the redemption of $9.8 million of our excess FHLB of Chicago common stock throughout 2006.

Interest income from cash that we maintained in interest earning deposits totaled $268,000 for the three months ended June 30, 2007, compared to $86,000 for the three months ended June 30, 2006. The increase was primarily due to a $13.4 million increase in the average balances of cash maintained in interest earning deposits and a 27 basis point increase in the yield on interest earning deposits to 5.30% for the three months ended June 30, 2007, from 5.03% for the same period in 2006.

Interest expense increased $397,000, or 4.2%, to $9.8 million for the three months ended June 30, 2007, from $9.4 million for the three months ended June 30, 2006. This increase reflected an increase in the weighted average interest rates that we paid on deposit accounts, and an increase in the average interest rates that we paid on our FHLB advances, which together resulted in an overall increase of 45 basis points in the cost of average interest-bearing liabilities to 3.59% for the three months ended June 30, 2007, from 3.14% for the same period in 2006. The effect of the increase in interest expense was mitigated by a $106.9 million, or 8.9%, decrease in our average interest bearing liabilities to $1.091 billion for the three months ended June 30, 2007, from $1.198 billion for the same period in 2006.

Interest expense on deposits increased $1.0 million, or 14.0%, to $8.5 million for the three months ended June 30, 2007, from $7.5 million for the three months ended June 30, 2006. The increase reflected a 51 basis point increase in the average rate paid on interest-bearing deposits to 3.48% for the three months ended June 30, 2007, from 2.97% for same period in 2006. This increase in the average rate paid on deposits was partially offset by a $28.2 million, or 2.8%, decrease in average interest-bearing deposits to $978.6 million for the three months ended June 30, 2007, from $1.007 billion for the same period in 2006.

Interest expense on money market account deposits increased $345,000, or 14.1%, reflecting an increase of $4.4 million, or 1.7%, in the average balance of money market account deposits to $255.9 million for the three months ended June 30, 2007, from $251.5 million for the same period in 2006, and a 47 basis point increase in the interest rate paid on money market account deposits to 4.37%, from 3.90% for same period in 2006. Indexed money market accounts deposits had average balances totaling $186.2 million during the three months ended June 30, 2007, compared to $169.9 million for the same period in 2006. The interest rates paid on money market account deposits, certain NOW account deposits and savings account deposits have increased due to increasing short-term market interest rates, changes in applicable indices and increases in rates paid by our competitors. Rates on other selected money market account deposits and certificates of deposit also increased due to market conditions and competitive factors.

Interest expense on NOW account deposits increased $802,000, or 85.6%, reflecting a 94 basis point increase in the interest rates paid on NOW account deposits to 2.49% for the three months ended June 30, 2007, from 1.55% for the same period in 2006, and an increase of $36.5 million, or 15.0%, in the average balance of NOW account deposits to $279.6 million for the three months ended June 30, 2007, from $243.1 million for the same period in 2006.

Interest expense on certificates of deposit decreased $41,000, or 1.1%, reflecting a decrease of $46.5 million, or 12.3%, in the average balance of certificates of deposit to $332.4 million for the three months ended June 30, 2007, from $378.8 million for the same period in 2006. This decrease was partially offset by a 51 basis point increase in the interest rates paid on certificates of deposit to 4.53% for the three months ended June 30, 2007, from 4.02% for the same period in 2006. Average balances of wholesale and retail certificates of deposits declined for the second quarter 2007, compared to the same period in 2006. Wholesale certificates of deposit declined by $37.3 million, or 72.4%, and retail certificates of deposit decreased by $9.2 million, or 2.8%.

Interest expense on borrowings decreased by $646,000, or 33.9%, to $1.3 million for the three months ended June 30, 2007, from $1.9 million for the three months ended June 30, 2006. The decrease was due to a $78.7 million, or 41.2%, reduction of our average borrowings to $112.2 million for the three months ended June 30, 2007, from $190.9 million for the same period in 2006, which was partially offset by a 50 basis point increase in interest rates paid on borrowings to 4.51% for the three months ended June 30, 2007, from 4.01% for the same period in 2006.

Average Balances and Net Interest Margin

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans have been included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include, where applicable, the effect of deferred fees and expenses, discounts and premiums, purchase accounting adjustments and FHLB of Chicago advance prepayment penalties that are amortized or accreted to interest income or expense.

	For the three months ended June 30,
	2007			2006
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,297,583	$21,343	6.60%	$1,288,053	$20,473	6.38%
Securities available-for-sale	98,791	1,393	5.66	268,584	2,930	4.38
Stock in FHLB	15,598	107	2.75	24,717	194	3.15
Other	20,266	268	5.30	6,855	86	5.03

Total interest-earning assets	1,432,238	23,111	6.47	1,588,209	23,683	5.98

Noninterest-earning assets	111,747			101,461

Total assets	$1,543,985			$1,689,670

Interest-bearing liabilities:
Savings deposits	$110,732	212	0.77	$133,366	275	0.83
Money market deposits	255,920	2,791	4.37	251,531	2,446	3.90
NOW deposits	279,584	1,739	2.49	243,061	937	1.55
Certificates of deposit	332,365	3,756	4.53	378,848	3,797	4.02

Total deposits	978,601	8,498	3.48	1,006,806	7,455	2.97
Borrowings	112,209	1,262	4.51	190,935	1,908	4.01

Total interest-bearing liabilities	1,090,810	9,760	3.59	1,197,741	9,363	3.14

Noninterest-bearing deposits	122,137			127,936
Other liabilities	20,819			24,871

Total liabilities	1,233,766			1,350,548
Equity	310,219			339,122

Total liabilities and equity	$1,543,985			$1,689,670

Net interest income		$13,351			$14,320

Net interest rate spread (2)			2.88%			2.84%
Net interest-earning assets (3)	$341,428			$390,468

Net interest margin (4)			3.74%			3.62%

Ratio of interest-earning assets to interest-bearing liabilities	131.30%			132.60%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Based on our evaluation of the above factors, we recorded a credit to our allowance for loan losses of $354,000 for the three months ended June 30, 2007, compared to a provision for loan losses of $156,000 for the three months ended June 30, 2006. Our gross loan balances decreased $15.8 million in the second quarter of 2007, and this decrease in gross loans, combined with relatively stable economic factors used in our calculation, resulted in the recovery that we recorded for three months ended June 30, 2007. The portion of the allowance for loan losses that we allocate to impaired loans pursuant to SFAS No. 114 increased $235,000 to $570,000 at June 30, 2007, primarily due to the addition of specific reserve allocations for three loans based on a decline in the appraised value of the real estate collateral securing one loan, the filing of a Chapter 11 bankruptcy petition by the borrower on the second loan, and the cessation of business by the borrower on the third loan.

We acquired a portfolio of highly-seasoned residential mortgage loans in 2006 with an approximate balance at December 31, 2006 of $16.2 million from a loan servicing company. We also acquired a portfolio of commercial real estate loans in 2005 with an approximate balance at December 31, 2006 of $4.6 million from the same loan servicing company. At June 30, 2007, the balances on these loans totaled $14.6 million and $4.5 million, respectively. The loan servicing company filed a Chapter 11 bankruptcy petition in late December, 2006. The Bankruptcy Court appointed a Trustee on January 22, 2007, and the case was converted to a Chapter 7 bankruptcy proceeding on March 2, 2007. The Bank terminated its loan servicing arrangements with the debtor effective March 2, 2007, and thereafter transferred the servicing of these loans to a substitute loan servicing company. The Trustee has completed an accounting of all funds and loan documents in the Trustee’s possession and has filed an amended motion with the Bankruptcy Court proposing to distribute approximately 90% of all loan payments that the Trustee collected following his appointment on January 22, 2007 to the owners of the loans, including loan payments aggregating approximately $916,000 that the Trustee collected between the date of his appointment and March 2, 2007, on loans owned by the Bank. We have not established any specific reserves for the loan payments that the Trustee is proposing to distribute to the Bank because we believe that the Trustee’s motion, which is currently opposed by one creditor, has a sound legal and factual basis. Nonetheless, the Bankruptcy Court has not yet ruled on the Trustee’s motion, leaving the outcome uncertain. The Trustee has further reported to the Bankruptcy Court that the loan servicing trust accounts utilized by the debtor prior to January 22, 2007, are substantially out of balance and are insufficient to pay all of the debtor’s obligations to its former loan servicing clients, including $633,000 that the debtor collected prior to January 22, 2007, on loans owned by the Bank. During the first quarter of 2007, the Bank made a specific reserve allocation to its allowance for loan and lease losses for $428,000 of uncollected principal, $104,000 of uncollected interest, and $101,000 of uncollected escrow funds. We have notified our fidelity bond carrier that we intend to file a bond claim for any loss that can be attributed to fraudulent or dishonest acts on the part of the debtor or the debtor’s employees, subject to the bond’s $2 million coverage limit and $250,000 retention for defalcations by third party loan servicers, and other applicable bond provisions. There can be no assurance that we will make any recoveries under the bond.

Non-performing loans increased $961,000 to $9.7 million at June 30, 2007, from $8.8 million at March 31, 2007. The ratio of nonperforming loans to total loans was 0.75% at June 30, 2007 compared to 0.67% at March 31, 2006. The increase can be attributed to the addition of one multi-family loan for $531,000 that is secured by a building that is currently under contract to be sold, and two commercial term loans totaling $455,000, that were brought current subsequent to June 30, 2007. Nonperforming loans at June 30, 2007 and March 31, 2007, included approximately $1.1 million in principal payments that borrowers made to the loan servicing company discussed above or the Trustee subsequent to the filing of the bankruptcy proceeding. These payments were classified as nonperforming pending further developments in the bankruptcy proceeding.

Collection and resolution efforts continue to be a priority and future decisions may include non-renewal of credits and potential cessation of borrower relationships where the progress toward resolution is unsatisfactory.

Asset quality trends and conditions in the other segments of the loan portfolio generally remained stable.

Nonperforming assets are as follows:

	June 30, 2007	March 31 2007
			$ Change	% Change
	(Dollars in thousands)
Nonperforming assets:
Nonperforming loans	$9,720	$8,759	$961	11.0%
Real estate owned	—	—	—	—

Nonperforming assets	$9,720	$8,759	$961	11.0%

Our allowance for loan losses totaled $10.8 million, or 0.84% of total loans, at June 30, 2007, compared to $10.6 million, or 0.79% of total loans, at December 31, 2006. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 110.9% of non-performing loans at June 30, 2007 and 115.1% of non-performing loans at December 31, 2006. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income decreased $260,000, or 10.1%, to $2.3 million for the three months ended June 30, 2007, compared to $2.6 million for the same period in 2006. Deposit service charges and fees decreased $199,000, or 17.8%, to $918,000 for the quarter ended June 30, 2007, from $1.1 million for the same period in 2006. Income from insurance commissions and annuities decreased by $127,000 or 36.1%, to $225,000, from $352,000 for the same period in 2006. Gains on sales of loans decreased $52,000, or 98.1%, to $1,000, from $53,000 for the same period in 2006. Gains on disposition of premises and equipment increased $6,000, to $7,000, from $1,000 for the same period in 2006. Loan servicing fees decreased $23,000, or 9.7%, to $214,000, from $237,000 for the same period in 2006. These decreases were partially offset by $135,000 in income from Bank-Owned Life Insurance for the quarter ended June 30, 2007, compared to no such income for the same period in 2006, and a $40,000, or 27.4%, decrease in mortgage servicing rights amortization expense to $106,000, compared to $146,000 for the same period in 2006. There were no net expenses from real estate owned in the 2007 period, compared to $26,000 for the same period in 2006. Other income decreased $28,000, or 6.1%, to $434,000 for the three months ended June 30, 2007, from $462,000 for the same period in 2006.

The following table summarizes noninterest income for the periods ending June 30, 2007 and 2006:

	Three months ended June 30,		Change
	2007	2006	$	%
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$918	$1,117	$(199)	(17.8)%
Other fee income	499	482	17	3.5
Insurance commissions and annuities income	225	352	(127)	(36.1)
Gain on sale of loans	1	53	(52)	(98.1)
Gain on sale of investments	—	55	(55)	N.M.
Gain on disposition of premises and equipment	7	1	6	N.M.
Loan servicing fees	214	237	(23)	(9.7)
Amortization and impairment of servicing assets	(106)	(146)	40	(27.4)
Operations of real estate owned	—	(26)	26	N.M.
Earnings on bank owned life insurance	135	—	135	N.M.
Other	434	462	(28)	(6.1)

Total noninterest income	$2,327	$2,587	$(260)	(10.1)

N.M. = not meaningful

Noninterest Expense. Our noninterest expense was $12.7 million for the three months ended June 30, 2007, compared to noninterest expense of $12.5 million for the three months ended June 30, 2006, an increase of $209,000, or 1.7%. Compensation and benefits expense totaled $7.9 million for both the three-month periods ended June 30, 2007 and 2006. Expense relating to equity-based compensation and benefits was $1.3 million for the three months ended June 30, 2007, compared to $456,000 during the second quarter of 2006. The increase in expense relating to equity-based compensation related to expenses for the ESOP that we established in connection with our mutual-to-stock conversion in June of 2005 and awards made under the Equity Incentive Plan that our stockholders approved in June of 2006. Excluding the equity-based compensation and benefits, compensation and benefits expense decreased $853,000, or 11.5%, primarily due to a decrease in full time equivalent employees resulting from the implementation of functional staffing reviews. Data processing expense decreased $2,000, or 0.2%, to $823,000 for the three months ended June 30, 2007, compared to $825,000 for the same period in 2006. Office occupancy and equipment expenses increased by $59,000, or 4.4% to $1.4 million for the three months ended June 30, 2007, compared to $1.3 million for the same period in 2006. Advertising and public relations expenditures increased by $66,000, or 17.0%, to $455,000 in the second quarter of 2007, from $389,000 in the same period in 2006. Other general and administrative expenses increased $93,000, or 8.6%, to $1.2 million for the three months ended June 30, 2007, from $1.1 million for same period in 2006.

The following table summarizes noninterest expense for the periods ending June 30, 2007 and 2006:

	Three months ended June 30,		Change
	2007	2006	$	%
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$7,860	$7,875	$(15)	(0.2)%
Office occupancy and equipment	1,399	1,340	59	4.4
Advertising and public relations	455	389	66	17.0
Data processing	823	825	(2)	N.M.
Supplies, telephone and postage	484	450	34	7.6
Amortization of intangibles	469	495	(26)	(5.3)
Other	1,176	1,083	93	8.6

Total noninterest expense	$12,666	$12,457	$209	1.7

Income Tax Expense. We recorded income tax expense of $1.0 million for the three months ended June 30, 2007, compared to $1.4 million in income tax expense for the same period in 2006. Our effective tax rate for the three-months ended June 30, 2007 was 30.5%, compared to 32.4% for the same period in 2006. Lower pre-tax income resulted in a greater percentage of tax-exempt income and a lower effective federal tax rate for 2007 versus 2006.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

Net Income. We had net income of $4.0 million for the six months ended June 30, 2007, compared to net income of $6.0 million for the six months ended June 30, 2006. The principal factors impacting the decrease in net income from year to year included a $1.7 million, or 9.4% increase in our interest expense and a $1.7 million increase in our noninterest expense. Our operating results for the six months ended June 30, 2007 reflected $2.8 million in expenses for equity-based compensation and benefits, compared to $841,000 for the same period of 2006, relating to the ESOP that we established in connection with our mutual-to-stock conversion in June of 2005 and awards granted under the 2006 Equity Incentive Plan that our stockholders approved in June of 2006. Our earnings per share of common stock for the six months ended June 30, 2007 were $0.19 per share compared to $0.27 per share for the six-month period ending June 30, 2006.

Net Interest Income. Net interest income decreased by $753,000, or 2.7%, to $27.4 million for the six months ended June 30, 2007, from $28.1 million for the six months ended June 30, 2006. The decrease in net interest income was due in substantial part to a $3.0 million, or 22.2%, increase in interest expense on deposits to $16.8 million for the six months ended June 30, 2007 from $13.7 million for the six months ended June 30, 2006, the reduction in interest earning assets that resulted from our share repurchase program, and the fact that our investment in $19.0 million in Bank-Owned Life Insurance in May of 2007 produces non-interest income rather than interest income. Our net interest rate spread increased by 5 basis points to 2.93% for the first six months of 2007, from 2.88% for the same period in 2006. The increase in interest expense resulted primarily from the increasing competition in the Chicago banking market for loans and deposits. Notwithstanding these market conditions and the resulting decrease in our net interest rate spread, our net interest margin increased by 16 basis points to 3.79% for the six months ended June 30, 2007, from 3.63% for the six months ended June 30, 2006.

Interest income increased $929,000, or 2.0%, to $46.9 million for the six months ended June 30, 2007, from $46.0 million for the six months ended June 30, 2006. The increase in interest income reflected a 55 basis point improvement in the average yield on interest-earning assets to 6.49% at June 30, 2007, from 5.94%, at June 30, 2006, partially offset by a $104.5 million, or 6.7%, decrease in total average interest-earning assets, to $1.457 billion for the six-months ended June 30, 2007, from $1.561 billion for the six-months ended June 30, 2006. The decrease in total average interest earning assets was due in substantial part to a $151.7 million decrease in average investment securities available-for-sale, cash expenditures for share repurchases, and our investment of $19.0 million in Bank-Owned Life Insurance.

Interest income from loans, the most significant portion of interest income, increased $3.0 million, or 7.6%, to $43.1 million for the six months ended June 30, 2007, from $40.1 million for the same period in 2006. The increase reflected earnings on a $35.9 million, or 2.8%, increase in average net loans receivable to $1.311 billion for the six months ended June 30, 2007, from $1.275 billion for the same period in 2006, and a 29 basis point increase in the average yield on loans to 6.63% for the six months ended June 30, 2007, from 6.34% for the six months ended June 30, 2006.

Interest income from securities available for sale decreased by $2.5 million, or 46.2%, to $2.9 million for the six months ended June 30, 2007, from $5.4 million for the six months ended June 30, 2006, primarily due to a decrease of $151.6 million, or 59.0%, in the average outstanding balance of securities available for sale to $105.5 million for the six-months ended June 30, 2007, from $257.1 million for the six-months ended June 30, 2006. Partially offsetting the decrease in average balances in securities available-for-sale was a 132 basis point increase in the average yield on securities available for sale to 5.58% for the six-months ended June 30, 2007, from 4.26% for the six-months ended June 30, 2006.

Income from cash dividends on our FHLB of Chicago common stock totaled $250,000 for the six months ended June 30, 2007, compared to stock dividends of $386,000 for the six months ended June 30, 2006. The decrease was primarily due to the redemption of $9.8 million of our excess FHLB of Chicago common stock throughout 2006. The average balance of FHLB of Chicago common stock decreased $9.5 million, or 37.8%, to $15.6 million for the six month period ended June 30, 2007, compared to $25.1 million for the six months ended June 30, 2006.

Interest income from cash that we maintained in interest earning deposits totaled $653,000 for the six months ended June 30, 2007, compared to $108,000 for the six months ended June 30, 2006. The increase was primarily due to a $20.8 million increase in the average balances of cash maintained in interest earning deposit accounts and a 38 basis point increase in yield on interest earning deposits to 5.21% for the six months ended June 30, 2007, from 4.83% for the same period in 2006.

Interest expense increased $1.7 million, or 9.4%, to $19.5 million for the six months ended June 30, 2007, from $17.8 million for the six months ended June 30, 2006. This increase reflected an increase in the weighted average interest rates that we paid on deposit accounts, and an increase in the average interest rates that we paid on our FHLB of Chicago advances and other borrowings. The increase in interest expense reflected an overall increase of 50 basis points in the cost of average interest-bearing liabilities, to 3.56% for the six months ended June 30, 2007, from 3.06% for the six months ended June 30, 2006, which was partially offset by a reduction of $72.0 million, or 6.1%, in our average interest bearing liabilities to $1.105 billion for the six-months ended June 30, 2007, from $1.177 billion for the six-months ended June 30, 2006.

Interest expense on deposits increased $3.1 million, or 22.2%, to $16.8 million for the six months ended June 30, 2007, from $13.7 million for the same period in 2006. The increase reflected a 60 basis point increase in the average rate paid on deposits to 3.45% for the six months ended June 30, 2007, from 2.85% for the six months ended June 30, 2006. This increase in interest expense also reflected a $10.2 million, or 1.1%, increase in average interest-bearing deposits to $980.3 million for the six months ended June 30, 2007, from $970.1 million for the same period in 2006. The increase in interest expense in non-savings deposits was primarily due to increases in short-term market interest rates and the effect of those increases on the interest rates paid on deposits, including competitive market conditions and increased average balances for money market deposits.

Interest expense on money market accounts increased $893,000, or 19.2%, reflecting an increase of $7.8 million, or 3.1%, in the average balance of money market account deposits to $257.2 million for the six months ended June 30, 2007, from $249.4 million for the six months ended June 30, 2006, and a 59 basis point increase in the interest rate paid on these accounts to 4.35% from 3.76%. We had $185.1 million in indexed money market accounts at June 30, 2007, and have increased the interest rates paid on money market accounts, certain NOW accounts and savings accounts due to changes in applicable indices, and in response to increasing short-term market interest rates and anticipated increases in rates paid by our competitors. Rates on other selected money market products and certificates of deposit were also increased for competitive reasons.

Interest expense on NOW deposits increased $1.6 million, or 95.1%, reflecting a 94 basis point increase in the interest rates paid on NOW deposits to 2.39% for the six months ended June 30, 2007, from 1.45% for the same period in 2006, and an increase of $42.8 million, or 18.5%, in the average balance of NOW deposits to $274.5 million for the six months ended June 30, 2007, from $231.8 million for the six months ended June 30, 2006.

Interest expense on certificates of deposit increased $666,000, or 9.7%, reflecting a 69 basis point increase in the interest rates paid on certificates of deposit to 4.52% for the six months ended June 30, 2007, from 3.83% for the same period in 2006. This increase was partially offset by a $25.5 million, or 7.1%, decrease in the average balance of certificates of deposit to $336.3 million for the six months ended June 30, 2007, from $361.9 million for the six months ended June 30, 2006. Average balances of wholesale certificates of deposits declined by $29.0 million, or 64.2%, in the first half of 2007, compared to the same period in 2006, while average balances for retail certificates of deposit increased by $3.5 million, or 1.1%, for the first quarter of 2007, compared to the same period in 2006.

Interest expense on borrowings decreased by $1.4 million, or 33.2%, to $2.8 million for the six months ended June 30, 2007, from $4.1 million for the same period in 2006. The decrease was due in part to a $82.2 million, or 39.7%, reduction of our total average borrowings from $207.1 million for the six month period ended June 30, 2006, to $125.0 million for the six month period ended June 30, 2007. The reduction was partially offset by a 43 basis point increase in the average cost of borrowings to 4.44% for the six months ended June 30, 2007, compared to 4.01% for the six months ended June 30, 2006.

Average Balances and Net Interest Margin

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and expenses, discounts and premiums, purchase accounting adjustments and FHLB of Chicago advance prepayment penalties that are amortized or accreted to interest income or expense.

	For the Six Months ended June 30,
	2007			2006
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,310,393	$43,083	6.63%	$1,274,536	$40,054	6.34%
Securities available-for-sale	105,462	2,918	5.58	257,110	5,427	4.26
Stock in FHLB	15,598	250	3.23	25,074	386	3.10
Other	25,263	653	5.21	4,509	108	4.83

Total interest-earning assets	1,456,716	46,904	6.49	1,561,229	45,975	5.94

Noninterest-earning assets	107,625			93,995

Total assets	$1,564,341			$1,655,224

Interest-bearing liabilities:
Savings deposits	$112,202	433	0.78	$127,029	530	0.84
Money market deposits	257,194	5,547	4.35	249,412	4,654	3.76
NOW deposits	274,527	3,255	2.39	231,760	1,668	1.45
Certificates of deposit	336,347	7,540	4.52	361,865	6,874	3.83

Total deposits	980,270	16,775	3.45	970,066	13,726	2.85
Borrowings	124,892	2,750	4.44	207,057	4,117	4.01

Total interest-bearing liabilities	1,105,162	19,525	3.56	1,177,123	17,843	3.06

Noninterest-bearing deposits	120,199			117,935
Other liabilities	21,010			27,473

Total liabilities	1,246,371			1,322,531
Equity	317,970			332,693

Total liabilities and equity	$1,564,341			$1,655,224

Net interest income		$27,379			$28,132

Net interest rate spread (2)			2.93%			2.88%
Net interest-earning assets (3)	$351,554			$384,106

Net interest margin (4)			3.79%			3.63%
Ratio of interest-earning assets to interest-bearing liabilities	131.81%			132.63%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $227,000 for the six months ended June 30, 2007, compared to a provision for loan losses of $352,000 to our allowance for loan losses for the six months ended June 30, 2006. The portion of the allowance for loan losses that we allocate to impaired loans pursuant to SFAS No. 114 increased $168,000 to $570,000 at June 30, 2007, from $402,000 at December 31, 2006. The increase is due primarily to the addition of specific reserve allocations for three loans based on a decline in the appraised value of the real estate collateral securing one loan, the filing of a Chapter 11 bankruptcy petition by the borrower on the second loan, and the cessation of business by the borrower on the third loan, partially offset by a $52,000 recovery resulting from an increase in the collateral pledged to secure a health care borrower’s line of credit.

Non-performing loans increased $494,000 to $9.7 million at June 30, 2007, from $9.2 million at December 31, 2006, primarily due to an increase in non-accrual commercial loans. The increase can be attributed to the addition of one multi-family loan for $531,000 that is secured by a building that is currently under contract to be sold, and two commercial term loans totaling $455,000, that were brought current subsequent to June 30, 2007. The non-performing loans at June 30, 2007 include $1.1 million of principal payments that borrowers made to the loan servicing company discussed above or the Trustee subsequent to the filing of the bankruptcy proceeding. These payments were classified as nonperforming pending further developments in the bankruptcy proceeding. Please refer to “Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006, Provision for Loan Losses,” for further discussion of the status of the bankruptcy proceeding. These additions were partially offset by the resolution of two well-secured commercial real estate loans to a single borrower totaling $2.2 million; these loans were brought current in the first quarter of 2007.

Nonperforming assets are as follows:

	June 30, 2007	December 31, 2006	$ Change	% Change
	(Dollars in thousands)
Nonperforming assets:
Nonperforming loans	$9,720	$9,226	$494	5.4%
Real estate owned	—	—	—	—

Nonperforming assets	$9,720	$9,226	$494	5.4%

Our allowance for loan losses totaled $10.8 million, or 0.84% of total loans, at June 30, 2007, compared to $10.6 million, or 0.79%, of total loans, at December 31, 2006. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 110.90% of non-performing loans at June 30, 2007, and 115.19% of non-performing loans at December 31, 2006. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income decreased $949,000, or 17.9%, to $4.4 million for the six-month period ended June 30, 2007, compared to $5.3 million for the same six-month period in 2006. Deposit service charges and fees were $1.8 million for the six months ended June 30, 2007, a decrease of $281,000, or 13.8% compared to the June 30, 2006 results. Other fee income increased $17,000, or 1.8%, to $960,000 for the six months ended June 30, 2007, compared to $943,000 for the same period in 2006. Income from insurance commissions and annuities decreased by $111,000, or 19.1%, to $469,000 for the six months ended June 30, 2007, compared to $580,000 for the same period in 2006, due decreased activity. Gain on sales of loans decreased by $41,000, or 45.6%, to $49,000 for the six months ended June 30, 2007, from $90,000 for the same six-month period in 2006, primarily due to more competitive pricing on comparable loan sale volumes. We recorded a $55,000 gain on the redemption of MasterCard Class B common stock in the second quarter of 2006. Loan servicing fees decreased $56,000, or 11.6%, to $425,000 for the six months ended June 30, 2007, compared to $481,000 for the same six-month period in 2006. These decreases were partially offset by $135,000 in income from Bank-Owned Life Insurance for the quarter ended June 30, 2007, compared to no such income for the same period in 2006, and a $6,000, or 2.9%, decrease in mortgage servicing rights amortization expense to $201,000 for the six months ended June 30, 2007, compared to $207,000 for the same six-month period in 2006. Other income decreased $213,000, or

21.8%, to $766,000 for the six months ended June 30, 2007, from $979,000 for the six months ended June 30, 2006. The decrease is primarily due to $106,000 in fees that we recorded in connection with the sale of surplus real estate, and a recovery of $42,000 in connection with a prior fraud loss for the six months results for 2006.

The following table summarizes noninterest income for the periods ending June 30, 2007 and 2006:

	Six Months Ended June 30,		Change
	2007	2006	$	%
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$1,753	$2,034	$(281)	(13.8)%
Other fee income	960	943	17	1.8
Insurance commissions and annuities income	469	580	(111)	(19.1)
Gain on sale of loans	49	90	(41)	(45.6)
Gain on sale of investments	—	55	(55)	N.M.
Gain on disposition of premises and equipment	13	394	(381)	(96.7)
Loan servicing fees	425	481	(56)	(11.6)
Amortization and impairment of servicing assets	(201)	(207)	6	(2.9)
Operations of real estate owned	—	(31)	31	N.M.
Earnings on bank owned life insurance	135	—	135	N.M.
Other	766	979	(213)	(21.8)

Total noninterest income	$4,369	$5,318	$(949)	(17.9)

N.M. = not meaningful

Noninterest Expense. Our noninterest expense was $25.8 million for the six months ended June 30, 2007; compared to noninterest expense of $24.1 million for the six months ended June 30, 2006, an increase of $1.7 million, or 7.1%. Compensation and benefits expense totaled $16.3 million for the six-month period ended June 30, 2007, compared to $15.5 million in compensation and benefits expense for the same period in 2006, an increase of $754,000, or 4.9%. The increase includes expense relating to equity-based compensation and benefits of $2.6 million, compared to $841,000 for the previous year period. The increase in expense relating to equity-based compensation related to expenses for the ESOP that we established in connection with our mutual-to-stock conversion in June of 2005 and awards made under the Equity Incentive Plan that our stockholders approved in June of 2006. Excluding the equity-based compensation and benefits, compensation and benefits expense decreased $960,000 or 6.5%, primarily due to the decrease in full-time equivalent employees resulting from the implementation of functional staffing reviews.

Office occupancy and equipment expenses increased by $250,000, or 9.4% to $2.9 million for the six months ended June 30, 2007, compared to $2.7 million for the same period in 2006, primarily due to increased real estate taxes and energy costs, snow removal and rental expense, including approximately $5,000 in additional expense related to the two branches acquired through University National Bank (“UNB”) in the second quarter of 2006. Data processing expense decreased $41,000, or 2.5%, to $1.6 million for the six months ended June 30, 2007. Advertising and public relations expenditures increased by $129,000, or 23.3%, to $683,000 in the first six months of 2007, from $554,000 in the first six months of 2006. Other general and administrative expenses increased $458,000, or 24.4%, to $2.3 million for the six months ended June 30, 2007, from $1.9 million for the six months ended June 30, 2006. The increase in noninterest expense included a $70,000 loan servicing transition fee paid in connection with the bankruptcy of a loan servicing company, a $101,000 reserve on the uncollected escrow fund payments relating to the bankruptcy, a $235,000 increase in legal fees associated with the bankruptcy of a loan servicing company, and an increase of $79,000 in losses due to fraud.

The following table summarizes noninterest expense for the periods ending June 30, 2007 and 2006:

	Six Months Ended June 30,		Change
	2007	2006	$	%
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$16,297	$15,543	$754	4.9%
Office occupancy and equipment	2,906	2,656	250	9.4
Advertising and public relations	683	554	129	23.3
Data processing	1,572	1,613	(41)	(2.5)
Supplies, telephone and postage	1,052	957	95	9.9
Amortization of intangibles	946	888	58	6.5
Other	2,332	1,874	458	24.4

Total noninterest expense	$25,788	$24,085	$1,703	7.1

Income Tax Expense. We recorded income tax expense of $1.7 million for the six months ended June 30, 2007, compared to $3.0 million in income tax expense for the first half of 2006. Our effective tax rate for the first half of 2007 was 30.4% compared to 32.9% for the same period in 2006. Lower pre-tax income resulted in a greater percentage of tax-exempt income and a lower effective federal tax rate for 2007 versus 2006.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the FHLB of Chicago, which provides an additional source of short-term and long-term funding. Outstanding borrowings from the FHLB of Chicago were $86.0 million at June 30, 2007, at a weighted average interest rate of 4.52%. A total of $61.0 million of these borrowings will mature in less than one year. Outstanding borrowings were $130.0 million at December 31, 2006.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $16.5 million in cash and cash equivalents as of June 30, 2007 and cash dividends from our subsidiary, BankFinancial, F.S.B. During the six months ended June 30, 2007, the Bank distributed $5.5 million of dividends to the Company.

As of June 30, 2007, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2007, we had no other material commitments for capital expenditures.

Capital Resources. Stockholders’ equity totaled $306.9 million at June 30, 2007, compared to $326.0 million at December 31, 2006, a decrease of $19.1 million, or 5.9%. This decrease was primarily due to the declaration of $3.3 million in cash dividends and the repurchase and retirement of 1,364,617 shares of common stock at an aggregate cost of $23.0 million during the first six months of 2007, which was partially offset by net income of $4.0 million and a $445,000 increase in accumulated other comprehensive income.

On March 26, 2007, we announced that our Board of Directors (the “Board”) extended the expiration date of its current share repurchase authorization from June 30, 2007 to September 30, 2007, and has increased by 1,158,759 shares the number of shares that can be repurchased in accordance with the authorization. As of June 30, 2007, the Company had repurchased 2,314,917 shares of its common stock out of the 3,605,384 shares that had been authorized for repurchase.

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

At June 30, 2007, the actual regulatory capital ratios and minimum required regulatory ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2007
Total capital (to risk- weighted assets)	20.26%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	19.43	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	15.94	4.00	5.00

December 31, 2006
Total capital (to risk- weighted assets)	20.09%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	19.26	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	15.05	4.00	5.00

As of June 30, 2007 and December 31, 2006, the Office of Thrift Supervision categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s category.

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

The table below sets forth, as of June 30, 2007, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U. S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease) in NPV		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
(Dollars in thousands)
+300	$292,867	$(7,949)	(2.64)%	$45,102	$(5,594)	(11.03)%
+200	292,834	(7,982)	(2.65)	47,097	(3,599)	(7.10)
+100	297,812	(3,004)	(1.00)	48,989	(1,707)	(3.37)
0	300,816	—	—	50,696	—	—
-100	306,580	5,764	1.92	52,277	1,581	3.12
-200	308,489	7,673	2.55	53,121	2,425	4.78
-300	309,079	8,263	2.75	53,140	2,444	4.82

The table presented above projects that, at June 30, 2007, we would be expected to experience a 2.55% increase in NPV and an $2.4 million increase in net interest income in the event of an immediate and parallel 200 basis point decrease in interest rates. In the event of an immediate and parallel 200 basis point increase in interest rates, we would be expected to experience a 2.65% decrease in NPV and a $3.6 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any. The Company is considering possible actions to return its interest rate risk posture to recent historical norms by adjusting for recent reductions in short-term assets due to construction loan repayments and reductions in capital due to stock repurchases.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2007. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the second quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
April 1 2007 through April 30, 2007	—	$—	—	1,496,110
May 1, 2007 through May 31, 2007	45,400	16.167	45,400	1,450,710
June 1, 2007 through June 30, 2007	187,243	16.199	187,243	1,263,467

Total	232,643	16.193	232,643

(1)	On March 26, 2007, our Board extended the expiration date of its current share repurchase authorization from March 31, 2007 to September 30, 2007, and has increased by 1,158,759 shares the number of shares that can be repurchased in accordance with the authorization. The increase represents approximately 5% of the Company’s issued and outstanding shares of common stock as of March 23, 2007. As of June 30, 2007, the Company had repurchased 2,341,917 shares of its common stock out of the 3,605,384 shares that had been previously authorized.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting Voting Results. The following are the results of the stockholder votes that were cast at the Company’s Annual Meeting of Stockholders on June 26, 2007:

Proposal No. 1: The election of the following nominees as directors of the Company: John M. Hausmann and Glen R. Wherfel, to hold office until the 2010 Annual Meeting of Stockholders and until their successors are duly elected and qualify.

Nominee	Number of Votes Cast For	Number of Votes Withheld
John M. Hausmann	19,697,874	1,045,729
Glen R. Wherfel	20,433,467	310,136

Proposal No. 2: Ratification of the selection of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm for the year ending December 31, 2007.

Number of votes cast For Proposal:	20,369,366
Number of votes cast Against Proposal:	193,688
Number of Abstentions:	180,549
Broker Non-Votes:	—

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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
Date: August 7, 2007
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