Form 10-Q
period 2007-09-30
BankFinancial CORP
filed 2007-11-01
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

or

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

22,527,577 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 26, 2007.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2007 and December 31, 2006

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and due from other financial institutions	$30,694	$38,286
Interest-bearing deposits in other financial institutions	14,003	29,051

Cash and cash equivalents	44,697	67,337
Securities available-for-sale, at fair value	67,686	117,853
Loans held-for-sale	2,031	298
Loans receivable, net of allowance for loan losses:
September 30, 2007, $11,080; and December 31, 2006, $10,622	1,276,129	1,329,915
Stock in Federal Home Loan Bank, at cost	15,598	15,598
Premises and equipment, net	34,171	35,005
Accrued interest receivable	7,427	7,869
Goodwill	22,566	22,579
Core deposit intangible	8,233	9,648
Investment in Bank-Owned Life Insurance	19,354	—
Other assets	6,730	7,020

Total assets	$1,504,622	$1,613,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	1,098,541	1,129,585
Borrowings	81,138	138,148
Advance payments by borrowers for taxes and insurance	11,197	8,285
Accrued interest payable and other liabilities	10,125	11,089

Total liabilities	1,201,001	1,287,107
Commitments and contingent liabilities
Stockholders' equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, shares authorized: 100,000,000; shares issued at September 30, 2007, 22,569,377 and at December 31, 2006, 24,304,950	226	243
Additional paid-in capital	202,602	227,741
Retained earnings	114,451	113,128
Unearned Employee Stock Ownership Plan shares	(17,373)	(18,105)
Accumulated other comprehensive income	3,715	3,008

Total stockholders' equity	303,621	326,015

Total liabilities and stockholders’ equity	$1,504,622	$1,613,122

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Three months and nine months ended September 30, 2007 and 2006

(In thousands, except share and per share data) - (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest and dividend income:
Loans, including fees	$21,709	$21,625	$64,792	$61,679
Securities	1,092	2,250	4,010	7,677
Other	323	369	1,226	863

Total interest income	23,124	24,244	70,028	70,219
Interest expense:
Deposits	8,835	7,987	25,610	21,713
Borrowings	1,064	1,805	3,814	5,922

Total interest expense	9,899	9,792	29,424	27,635

Net interest income	13,225	14,452	40,604	42,584
Provision for loan losses	460	49	687	401

Net interest income after provision for loan losses	12,765	14,403	39,917	42,183
Noninterest income:
Deposit service charges and fees	938	1,142	2,691	3,176
Other fee income	495	466	1,455	1,409
Insurance commissions and annuities income	251	363	720	943
Gain on sale of loans, net	43	95	92	185
Gain on sale of securities available for sale	399	89	399	144
Gain on disposition of premises and equipment	—	—	13	394
Loan servicing fees	182	230	607	711
Amortization and impairment of servicing assets	(131)	(120)	(332)	(327)
Operations of real estate owned	(4)	(15)	(4)	(46)
Earnings on bank-owned life insurance	219	—	354	—
Other	385	408	1,151	1,387

Total noninterest income	2,777	2,658	7,146	7,976
Noninterest expense:
Compensation and benefits	7,773	8,241	24,070	23,795
Office occupancy and equipment	1,428	1,530	4,334	4,186
Advertising and public relations	409	396	1,092	950
Data processing	821	873	2,393	2,486
Supplies, telephone, and postage	485	583	1,537	1,540
Amortization of intangibles	469	496	1,415	1,384
Other	998	776	3,330	2,639

Total noninterest expense	12,383	12,895	38,171	36,980

Income before income taxes	3,159	4,166	8,892	13,179
Income tax expense	922	1,371	2,666	4,340

Net income	$2,237	$2,795	$6,226	$8,839

Basic earnings per common share	$0.11	$0.12	$0.30	$0.39

Diluted earnings per common share	$0.11	$0.12	$0.30	$0.39

Weighted average common shares outstanding	20,319,748	22,494,808	20,839,787	22,550,208
Diluted weighted average common shares outstanding	20,417,513	22,507,102	20,936,504	22,554,351

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine months ended September 30, 2007 and 2006

(In thousands, except share and per share data) - (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan (“ESOP”) Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance at December 31, 2005	$245	$240,235	$107,528	$(19,084)	$(147)	$328,777
Comprehensive income:
Net income	—	—	8,839	—	—	8,839	$8,839
Change in other comprehensive income, net of tax effects	—	—	—	—	2,510	2,510	2,510

Total comprehensive income							$11,349

Purchase and retirement of common stock (750,700 shares)	(7)	(13,323)	—	—	—	(13,330)
Nonvested stock awards:
Issuance of shares of restricted stock	7	(7)	—	—	—	—
Stock-based compensation expense	—	786	—	—	—	786
Cash dividends declared on common stock ($0.12 per share)	—	—	(2,980)	—	—	(2,980)
ESOP shares earned	—	549	—	732	—	1,281

Balance at September 30, 2006	$245	$228,240	$113,387	$(18,352)	$2,363	$325,883

Balance at December 31, 2006	$243	$227,741	$113,128	$(18,105)	$3,008	$326,015
Comprehensive income:
Net income	—	—	6,226	—	—	6,226	$6,226
Change in other comprehensive income, net of tax effects	—	—	—	—	707	707	707

Total comprehensive income							$6,933

Purchase and retirement of common stock (1,742,023 shares)	(17)	(28,667)	—	—	—	(28,684)
Nonvested stock awards:
Stock-based compensation expense	—	3,102	—	—	—	3,102
Cash dividends declared on common stock ($0.21 per share)	—	—	(4,903)	—	—	(4,903)
ESOP shares earned	—	426	—	732	—	1,158

Balance at September 30, 2007	$226	$202,602	$114,451	$(17,373)	$3,715	$303,621

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2007 and 2006

(In thousands) - (Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$6,226	$8,839
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	687	401
ESOP shares earned	1,158	1,281
Stock-based compensation expense	3,102	786
Depreciation and amortization	2,892	2,757
Amortization and accretion of premiums and discounts	(285)	112
Amortization of core deposit and other intangible assets	1,415	1,404
Amortization and impairment of servicing assets	332	327
Net change in net deferred loan origination costs	213	64
Net loss on sale of real estate owned	—	18
Net gain on sale of loans	(92)	(185)
Net gain on sale of securities	(399)	(144)
Net gain on disposition of premises and equipment	(13)	(394)
Loans originated for sale	(21,961)	(19,021)
Proceeds from sale of loans	20,320	19,476
Earnings on bank-owned life insurance	(354)	—
Net change in:
Deferred income tax	(24)	2,356
Accrued interest receivable	442	(336)
Other assets	(1,850)	(1,365)
Accrued interest payable and other liabilities	(951)	(9,897)

Net cash from operating activities	10,858	6,479

Cash flows from investing activities
Securities available-for-sale
Proceeds from sales	399	145,154
Proceeds from maturities	1,382,249	51,604
Proceeds from principal repayments	5,047	26,640
Purchase of securities	(1,335,680)	(47,301)
Loans receivable
Principal payments on loans receivable	631,922	460,593
Purchases	(2,095)	(34,237)
Originated for investment	(576,435)	(489,571)
Purchase of bank owned life insurance	(19,000)	—
Proceeds from redemption of stock in Federal Home Loan Bank	—	6,523
Proceeds from sale of real estate owned	—	114
Purchase of premises and equipment, net	(1,159)	(868)
Cash paid, net of cash and cash equivalents, in acquisition	—	(13,380)

Net cash from investing activities	85,248	105,271

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Nine months ended September 30, 2007 and 2006

(In thousands) - (Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from financing activities
Net change in deposits	(31,061)	(65,138)
Net change in advance payments by borrowers for taxes and insurance	2,912	(4,543)
Net change in borrowings	(57,010)	(26,306)
Repurchase and retirement of common stock	(28,684)	(13,330)
Cash dividends paid on common stock	(4,903)	(2,980)

Net cash from financing activities	(118,746)	(112,297)

Net change in cash and cash equivalents	(22,640)	(547)

Beginning cash and cash equivalents	67,337	38,026

Ending cash and cash equivalents	$44,697	$37,479

Supplemental Disclosures of Cashflow Information:
Interest paid	$28,615	$27,486
Income taxes paid	2,655	3,670
Loans transferred to other real estate	252	—

Supplemental Disclosures of Noncash Investing Activities:
Acquisitions

Noncash assets acquired:
Investment securities available for sale	$—	$81,014
Loans, net	—	17,782
Premises and equipment, net	—	2,878
Goodwill, net	—	11,726
Other intangible assets, net	—	3,272
Other assets	—	999

Total noncash assets acquired	—	117,671

Liabilities assumed:
Deposits	$—	$103,485
Accrued expenses and other liabilities	—	806

Total liabilities assumed	—	104,291

Cash paid, net of cash and cash equivalents, in acquisition	$—	$13,380

Cash and cash equivalents acquired	$—	$10,728

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

As used in this Quarterly Report on Form 10-Q, the words “Company,” “we” and “our” are intended to refer to BankFinancial Corporation, the Maryland corporation, and the above subsidiary, with respect to matters and time periods occurring on and after June 23, 2005, including the information presented for the three-month and nine-month periods ended September 30, 2007.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month and nine-month periods ended September 30, 2007, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2007.

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

Certain reclassifications have been made in the prior period’s financial statements to conform them to the current period’s presentation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and all amendments thereto, as filed with the Securities and Exchange Commission.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 2 – Earnings per share

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares and unvested restricted stock shares. Stock options and restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock, computed using the “treasury stock” method.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$2,237	$2,795	$6,226	$8,839

Basic earnings per common share:

Average common shares outstanding	22,692,613	24,556,236	23,242,682	24,496,575
Less: Unearned ESOP shares	(1,753,480)	(1,851,346)	(1,777,674)	(1,875,570)
Unvested restricted stock shares	(619,385)	(210,082)	(625,221)	(70,797)

Weighted average common shares outstanding	20,319,748	22,494,808	20,839,787	22,550,208

Basic earnings per common share	$0.11	$0.12	$0.30	$0.39

Dilutive earnings per common share:

Weighted average common shares outstanding	20,319,748	22,494,808	20,839,787	22,550,208
Net effect of dilutive stock options and unvested restricted stock	97,765	12,294	96,717	4,143

Weighted average dilutive common shares outstanding	20,417,513	22,507,102	20,936,504	22,554,351

Dilutive earnings per common share	$0.11	$0.12	$0.30	$0.39

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	1,576,200	1,140,000	1,576,200	1,140,000
Weighted average exercise price of anti-dilutive option shares	$17.34	$17.62	$17.34	$17.62

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 3 – Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 30, 2007
Municipal	$2,395	$45	$—
Mortgage-backed securities	16,251	54	(116)
Collateralized mortgage obligations	4,002	30	(7)
SBA-guaranteed loan participation certificates	600	1	(5)
Equity securities	44,438	6,163	—

	$67,686	$6,293	$(128)

December 31, 2006
Municipal	$2,711	$52	$(1)
Mortgage-backed securities	19,803	161	(69)
Collateralized mortgage obligations	5,881	41	(1)
SBA-guaranteed loan participation certificates	623	1	(6)
Corporate bonds and other securities	45,723	—	(23)
Equity securities	43,112	4,837	—

	$117,853	$5,092	$(100)

At September 30, 2007, our debt securities consisted of mortgage-backed pass-through securities issued or sponsored by Fannie Mae, Freddie Mac or Ginnie Mae, collateralized mortgage obligations and real estate mortgage investment conduits guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, SBA guaranteed loan participation certificates, and municipal securities. Our equity securities consisted entirely of shares of two floating rate and one fixed rate preferred stocks issued by Freddie Mac. All of our investment securities reflected in the preceding table were classified as available-for-sale at September 30, 2007.

Interest income on securities is recognized under the interest method, and includes amortization of purchase premium and discount. Gains and losses on sales of securities are based on the amortized cost of the securities sold.

Securities with declines in fair value are evaluated on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under Securities and Exchange Commission Codification of Staff Accounting Bulletins, Topic 5: Miscellaneous Accounting – Item M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, which provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer specific factors, the holder must assess whether the impairment is other-than-temporary. The Company evaluated those securities with unrealized losses in its investment portfolio at September 30, 2007 and December 31, 2006, respectively, and concluded that the declines in fair value were not significant and were primarily attributable to market interest rates rather than credit quality or other industry or issuer-specific factors. Since the Company had the ability and intent at September 30, 2007 and December 31, 2006, respectively, to hold these securities until a recovery occurred or the securities matured, the declines in fair value were not considered significant and the carrying cost was expected to recover as market interest rates change, the Company did not consider the declines in fair value to be other-than-temporary impairments. No unrealized losses existed at September 30, 2007 and December 31, 2006, respectively, with respect to the Company’s marketable equity securities, including the Freddie Mac floating rate preferred stocks.

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

Loans receivable are as follows:

	September 30, 2007	December 31, 2006
One- to four-family residential real estate loans	$373,830	$397,545
Multi-family mortgage loans	288,883	297,131
Nonresidential real estate loans	326,368	320,729
Construction and land loans	61,482	85,222
Commercial loans	80,358	89,346
Commercial leases	145,761	139,164
Consumer loans	3,835	3,869
Other loans (including municipal)	4,544	4,959

Total loans	1,285,061	1,337,965
Loans in process	(63)	148
Net deferred loan origination costs	2,211	2,424
Allowance for loan losses	(11,080)	(10,622)

Loans, net	$1,276,129	$1,329,915

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (Continued)

Activity in the allowance for loan losses is as follows:

	Nine months ended September 30,
	2007	2006
Beginning balance	$10,622	$11,514
Allowance of acquired bank	—	212
Provision for loan losses	687	401
Loans charged off	(259)	(205)
Recoveries	30	2

Ending balance	$11,080	$11,924

Impaired loans are as follows:

	September 30, 2007	December 31, 2006
Loans with allocated allowance for loan losses	$6,567	$4,639
Loans with no allocated allowance for loan losses	15,336	17,481

Total impaired loans	$21,903	$22,120

Amount of the allowance for loan losses allocated to impaired loans	$711	$402

Average of impaired loans during the period	$21,457	$16,409

Interest income received on impaired loans was approximately $1.7 million and $768,000 for the nine-month periods ended September 30, 2007 and 2006, respectively. Interest income received on impaired loans was approximately $649,000 and $273,000 for the three-month periods ended September 30, 2007 and 2006, respectively.

Nonperforming loans are as follows:

	September 30, 2007	December 31, 2006
Nonaccrual loans	$9,557	$9,226
90 days delinquent, still accruing	1,697	—

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Of the $1.7 million in loans classified as 90 days delinquent, still accruing, one loan with an outstanding principal balance of $1.2 million was repaid in full in October of 2007. The majority of the remaining $462,000 in loans classified as 90 days delinquent, still accruing, represent well-secured equipment leases, on which the initial payments were not received and processed until October 2007, due to administrative issues by the lessee. Generally, the Bank does not utilize this category of loan classification unless: (1) the loan is repaid in full shortly

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (Continued)

after period end date or; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection or; (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons.

At September 30, 2007, the Company’s loans included approximately $3.9 million of commercial real estate loans and $13.0 million of one- to four-family residential mortgages that the Bank purchased from a loan servicing company that filed a Chapter 11 bankruptcy petition in late December, 2006. The Bankruptcy Court appointed a Trustee on January 22, 2007, and the case was converted to a Chapter 7 bankruptcy proceeding on March 2, 2007. The Bank received court approval to terminate its loan servicing arrangements with the debtor effective March 2, 2007, and thereafter transferred the servicing of the purchased loans to a substitute loan servicing company. The substitute loan servicing company has been collecting all payments that have been received from the borrowers on the purchased loans since that time.

During the first quarter of 2007, the Bank made a specific reserve allocation to its allowance for loan and lease losses for $428,000 in principal payments and $104,000 in interest payments, and charged-off $101,000 in escrow payments, that the debtor had collected on the purchased loans prior to the Trustee’s appointment and did not remit to the Bank. In addition, the Bank classified $1.1 million of the purchased loans as nonperforming, which consisted of the $428,000 in principal payments that we understood the debtor had collected on the purchased loans prior to the Trustee’s appointment, and the amount of principal payments that we understood the Trustee had collected on the purchased loans before the servicing of the loans was transferred to the substitute loan servicing company. This classification was maintained at September 30, 2007 pending further developments in the bankruptcy proceeding, resulting in an increase in the amount of purchased loans that were classified as nonperforming at September 30, 2007 to $1.3 million, compared to $507,000 at December 31, 2006.

The Trustee subsequently completed an accounting of all loan payments that he had collected and deposited in a trust account following his appointment, and requested the Bankruptcy Court to authorize him to remit these funds to the owners of the loans, subject to a pro rata reduction of the remittances to cover certain court-approved expenditures and debtor checks that had cleared against the trust account before the Trustee was able to stop payment on all debtor checks. The Bankruptcy Court entered an order on September 28, 2007, authorizing the Trustee, without prejudice to any competing claims that may be asserted to the funds, to make the requested remittances, including an $811,000 remittance to the Bank that represents approximately 88% of the loan payments that the Trustee had collected on the purchased loans. The Bank has not yet received this remittance, although the Trustee is required to pay it within 60 days of the date of the Bankruptcy Court order. We anticipate that the Bank will receive the remittance from the Trustee during the fourth quarter of 2007.

The Bank also filed a claim with its fidelity bond carrier seeking recovery of the unremitted principal, interest and escrow payments that the debtor collected on the purchased loans prior to the Trustee's appointment, the remaining 12% of the loan payments that the Trustee collected on the purchased loans and lacked sufficient funds to remit, and legal expenses. Subsequent to September 30, 2007, the fidelity bond carrier advised the Bank that the documentation submitted in connection with the claim was acceptable and proposed to settle the claim for the net amount of $646,000. This net amount represents the amount of the collected but unremitted loan payments and certain legal expenses minus the $250,000 retention under the bond. The Bank advised its fidelity bond carrier that the proposed settlement amount was acceptable; however the Bank does not intend to execute documents approving the proposed settlement until it receives clarification from the fidelity bond carrier as to whether the proposed settlement would preclude the Bank from amending its bond claim if future adverse developments were to occur in the bankruptcy proceeding.

Based on this subsequent event, during the fourth quarter management will evaluate the need to reclassify the specific loan loss reserves previously allocated to the purchased loans as a reserve for loss due to fraud, and the

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (Continued)

collected but unremitted payments on the purchased loans as accounts receivable included in Other Assets. Any payments that the Bank may receive from the fidelity bond carrier or the Trustee will directly reduce Other Assets and any excess will be applied to the loss due to fraud. Currently, we expect these matters to be fully resolved by December 31, 2007.

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

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer loans and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Note 5 – Deposits

Deposits are as follows:

	September 30, 2007	December 31, 2006
Non-interest-bearing demand	$111,772	$134,097
Interest-bearing NOW	297,589	274,391
Money market accounts	266,737	260,796
Savings	101,176	114,851
Certificates of deposit	321,267	345,450

	$1,098,541	$1,129,585

Certificates of deposit include wholesale deposits of $6.8 million and $21.5 million at September 30, 2007 and December 31, 2006, respectively.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 5 – Deposits (Continued)

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest-bearing NOW	$1,916	$1,127	$5,171	$2,795
Money market accounts	2,994	2,661	8,541	7,315
Savings	205	251	638	781
Certificates of deposit	3,720	3,948	11,260	10,822

	$8,835	$7,987	$25,610	$21,713

Note 6 – Other Comprehensive Income

Other comprehensive income components were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$2,237	$2,795	$6,226	$8,839
Other comprehensive income:
Unrealized holding gains on securities available for-sale	833	952	1,571	4,312
Tax effect	(331)	(378)	(624)	(1,715)

Unrealized holding gains on securities available for-sale, net of tax effect	502	574	947	2,597

Less reclassification adjustment for gains recognized in Income	(399)	(89)	(399)	(144)
Tax effect	159	35	159	57

Less reclassification adjustment for gains recognized in income, net of tax	(240)	(54)	(240)	(87)

Total other comprehensive income	262	520	707	2,510

Total comprehensive income	$2,499	$3,315	$6,933	$11,349

Note 7 – New Accounting Standards

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, presuming that a tax examination will occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no material effect on the Company’s financial statements.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State of Illinois. The Company is no longer subject to examination by these taxing authorities for years before 2003 for federal income tax and 2002 for the State of Illinois. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 7 – New Accounting Standards (Continued)

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At September 30, 2007, the Company had recorded a cumulative accrual of $44,700 pursuant to FIN 48 for potential interest and penalties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Forward-Looking Statements

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and all amendments thereto, as filed with the Securities and Exchange Commission. There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

Overview

Business conditions improved slightly in the third quarter, 2007. Originations of targeted commercial loan categories improved from the previous quarter, but the activity was effectively offset by higher commercial lines of credit and loan repayments, especially within the residential construction and the multifamily portfolios due in part to the Company’s credit pricing and underwriting standards. We continued to reduce our securities and wholesale funding portfolios consistent with our focus on optimizing the performance of the Company’s entire balance sheet.

Our asset quality was essentially stable during the quarter. We resolved several small problem credits and expect to resolve several other classified credits during the fourth quarter of 2007 as we continue to vigorously pursue resolutions of classified assets, particularly in the health care portfolio. Overall portfolio quality trends remained relatively constant; however, consistent with our predictions early in 2007, we expect that we may elect not to renew certain residential construction loans and to pursue our legal remedies if the borrower is unable to continue scheduled debt service or proposes unfeasible exit solutions. Though not representative of overall portfolio trends, we are beginning to see isolated instances of multifamily and small commercial real estate borrowers having difficulty maintaining tenant occupancy levels due to their inability to effectively manage neighborhood safety issues. Generally, these situations can be resolved through various methods, including the strengthening of building management or the sale of the collateral, but the possibility exists that some of these loans may be classified as nonperforming if the borrowers do not execute an appropriate remedy. As we expected, the Company’s required loan loss reserves increased slightly due to the changes in national and local economic risk factors as measured by our SFAS No. 5 loan loss reserve model. We continue to believe that adherence to our historical loan underwriting standards remains appropriate, despite persistent market pressures resulting from international, national and local competitors.

Competition for deposits was stable, though certain national competitors intensified competition for certificates of deposit late in the quarter. Deposit balances remained essentially constant from the previous quarter; however, declines in our title insurance agency escrow deposits offset modest increases in core deposits. Depending on the behavior of interest rates and competitors, we expect to reduce high-balance indexed money market deposit accounts in situations where we have superior funding alternatives and anticipate little or no impact on valuable customer relationships.

Our net interest margin and net interest spread were relatively stable during the quarter. Nonetheless, we believe that such behavior may not necessarily continue because the Company’s lower credit risk profile, narrowing commercial credit spreads and continued deposit migration into higher-yielding accounts could offset the benefits of a changing interest rate environment. In addition, on a comparative basis, other factors affecting net interest margin include the cumulative effects of the Company’s share repurchase program and the fact that our recent investment in Bank-Owned Life Insurance produces non-interest income rather than interest income. We expect that these factors will continue to affect our net interest margin in future quarters; however, we are also focused on generating positive influences through the further diversification of our commercial credit portfolio, optimization of the overall mix of the loan portfolio and gathering non-interest bearing deposits from local small businesses.

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

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at September 30, 2007 and December 31, 2006, and in our income statement for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006.

	September 30, 2007	December 31, 2006	Percent Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,504,622	$1,613,122	(6.7)%
Loans receivable, net	1,276,129	1,329,915	(4.0)
Deposits	1,098,541	1,129,585	(2.7)
Borrowings	81,138	138,148	(41.3)
Stockholders’ equity	303,621	326,015	(6.9)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2007	2006		2007	2006
	(Dollars in thousands)			(Dollars in thousands)
Selected Operating Data:

Interest income	$23,124	$24,244	(4.6)%	$70,028	$70,219	(0.3)%
Interest expense	9,899	9,792	1.1	29,424	27,635	6.5

Net interest income	13,225	14,452	(8.5)	40,604	42,584	(4.7)
Provision for loan losses	460	49	838.8	687	401	71.3

Net interest income after provision for loan losses	12,765	14,403	(11.4)	39,917	42,183	(5.4)
Noninterest income	2,777	2,658	(4.5)	7,146	7,976	(10.4)
Noninterest expense	12,383	12,895	(4.0)	38,171	36,980	3.2

Income before income taxes	3,159	4,166	(24.2)	8,892	13,179	(32.5)
Provision for income taxes	922	1,371	(32.8)	2,666	4,340	(38.6)

Net income	$2,237	$2,795	(20.0)%	$6,226	$8,839	(29.6)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.59%	0.68%	0.54%	0.71%
Return on equity (ratio of net income to average equity) (1)	2.90	3.34	2.64	3.53
Net interest rate spread (1) (2)	2.91	2.86	2.92	2.88
Net interest margin (1) (3)	3.76	3.71	3.78	3.66
Average equity to average assets	20.28	20.37	20.31	20.24
Efficiency ratio (4)	77.38	75.37	79.94	73.14
Noninterest expense to average total assets (1)	3.26	3.14	3.29	2.99
Average interest-earning assets to average interest-bearing liabilities	130.11	133.87	131.25	133.04

Footnotes for tables on following page

Selected Financial Data (continued)

(Footnotes for tables on previous page)

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

	At September 30, 2007	At December 31, 2006
Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	0.65%	0.57%
Nonperforming loans to total loans	0.74	0.69
Allowance for loan losses to nonperforming loans	115.94	115.13
Allowance for loan losses to total loans	0.86	0.79

Capital Ratios:
Equity to total assets at end of period	20.18	20.21
Tier 1 leverage ratio (Bank only)	15.16	15.05

Other Data:
Number of full service offices	18	18
Employees (full-time equivalent basis)	416	438

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets decreased $108.5 million, or 6.7%, to $1.505 billion at September 30, 2007, from $1.613 billion at December 31, 2006, due primarily to the combined effect of a $53.8 million net decrease in loans, the maturity of investment securities available-for-sale, and cash expenditures to fund stock repurchases and dividends and to repay maturing Federal Home Loan Bank (“FHLB”) of Chicago advances and retire wholesale deposits.

Net loans receivable decreased by $53.8 million, or 4.0%, to $1.276 billion at September 30, 2007, from $1.330 billion at December 31, 2006, primarily due to construction loan repayments resulting from project sales activities. Construction and land loans decreased $23.7 million, or 27.9%, consistent with our decreased emphasis on originating new loans in this loan category. We received $52.3 million in loan repayments on construction and land loans during the nine months ended September 30, 2007, compared to $44.2 million during the same period in 2006. Non-residential real estate loans increased $5.6 million, or 1.8%. One- to four-family residential mortgage loans decreased by $23.7 million, or 6.0%, due in substantial part to lessening demand for one- to four-family residential mortgage loans. Multi-family mortgage loans decreased $8.2 million, or 2.8%, and commercial loans decreased $9.0 million, or 10.1%. Commercial leases increased $6.6 million, or 4.7%.

Net securities available for sale decreased by $50.2 million, or 42.6%, to $67.7 million at September 30, 2007, from $117.9 million at December 31, 2006, primarily due to the net maturity of $46.6 million of investment securities and our decision to use a significant portion of their proceeds to repay maturing FHLB of Chicago advances. We continue to evaluate the securities available-for-sale-portfolio for opportunities to improve yields and reduce liquidity volatility.

The Company owned $15.6 million of common stock of the FHLB of Chicago at September 30, 2007. On October 10, 2007 the FHLB of Chicago entered into a consensual cease and desist order with the Federal Housing Finance Board (“Finance Board”). Under the terms of the order, capital stock redemptions are prohibited unless the FHLB of Chicago receives approval from the Director of the Office of Supervision of the Finance Board (“OS Director”), and future dividend declarations are subject to the prior written approval of the OS Director as well.

Cash and cash equivalents decreased $22.6 million to $44.7 million at September 30, 2007, from $67.3 million at December 31, 2006. Cash expenditures during the nine-months ended September 30, 2007 included $66.0 million to repay maturing FHLB of Chicago advances and $33.6 million to fund stock repurchases and dividends.

The Company purchased $19.0 million of Bank-Owned Life Insurance (“BOLI”) during the nine months ended September 30, 2007. Other assets decreased by $290,000, to $6.7 million at September 30, 2007, from $7.0 million at December 31, 2006.

Deposits decreased $31.0 million, or 2.7%, to $1.099 billion at September 30, 2007, from $1.130 billion at December 31, 2006. Total core deposits (savings, money market, noninterest bearing demand and NOW accounts) increased slightly as a percentage of total deposits during this period, and represented 70.8% of total deposits at September 30, 2007, compared to 69.4% of total deposits at December 31, 2006. Wholesale deposits decreased $14.7 million, or 68.3% to $6.8 million at September 30, 2007, compared to $21.5 million at December 31, 2006.

Borrowings decreased $57.0 million, or 41.3%, to $81.1 million at September 30, 2007, from $138.1 million at December 31, 2006, primarily due to our decision to repay $66.0 million in maturing FHLB of Chicago advances.

Total stockholders’ equity decreased $22.4 million to $303.6 million at September 30, 2007, compared to $326.0 million at December 31, 2006, primarily due to the impact of stock repurchases and the declaration of cash dividends, which was partially offset by net income and unrealized gains on securities available for sale during the same period. We repurchased and retired 1,742,023 shares of common stock at an aggregate cost of $28.7 million during the nine months ended September 30, 2007, and declared and paid three cash dividends during this nine month period in the aggregate amount of $4.9 million. The impact of the stock repurchases and cash dividends was partially offset by net income of $6.2 million for the nine months ended September 30, 2007, and an unrealized gain on securities available for sale of $707,000, net of tax, at September 30, 2007, compared to an unrealized gain of $3.0 million, net of tax, at December 31, 2006. The unallocated shares of common stock that are owned by our ESOP were reflected as a $17.4 million reduction to stockholders’ equity at September 30, 2007, compared to an $18.1 million reduction to equity at December 31, 2006.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

Net Income. We had net income of $2.2 million for the three months ended September 30, 2007, compared to net income of $2.8 million for the three months ended September 30, 2006. Our operating results for the third quarter of 2007 reflected $1.3 million in expenses for equity-based compensation and benefits, compared to $996,000 for the third quarter of 2006, relating to the ESOP that we established in connection with our mutual-to-stock conversion in June of 2005 and awards that were granted under the 2006 Equity Incentive Plan that our stockholders approved in June of 2006. Our earnings per share of common stock for the three months ended September 30, 2007 were $0.11 per share, compared to $0.12 per share for the three-month period ending September 30, 2006.

Net Interest Income. Net interest income decreased by $1.2 million, or 8.5%, to $13.2 million for the three months ended September 30, 2007, from $14.5 million for the three months ended September 30, 2006. The decrease in net interest income was due in substantial part to an $848,000, or 10.6%, increase in interest expense on deposits to $8.8 million for the three months ended September 30, 2007 from $8.0 million for the same period in 2006, the reduction in interest earning assets that resulted from our share repurchase program, and the fact that our investment in $19.0 million in Bank-Owned Life Insurance in May of 2007 produces non-interest income rather than interest income. In addition, the decrease to net interest income was partially due to a $147.1 million decrease in average interest earning assets to $1.397 billion from $1.544 billion during the same period in 2006, and a $79.8 million decrease in average interest-bearing liabilities to $1.074 billion, from $1.154 billion during the same period in 2006. The decrease in average interest-bearing liabilities included a 48.6% decrease in average borrowings. Our net interest rate spread increased by 5 basis points to 2.91% for the three months ended September 30, 2007, from 2.86% for the same period in 2006. Our net interest margin increased by 5 basis points to 3.76% for the three months ended September 30, 2007, from 3.71% for the same period in 2006.

Interest income decreased $1.1 million, or 4.6%, to $23.1 million for the three months ended September 30, 2007, from $24.2 million for the three months ended September 30, 2006. The decrease in interest income reflected a $147.1 million, or 9.5%, decrease in total average interest-earning assets, to $1.397 billion for the three months ended September 30, 2007, from $1.544 billion for the same period in 2006. The decrease in total average interest earning assets was due in substantial part to a $119.7 million decrease in average investment securities available-for-sale, cash expenditures for share repurchases, and our investment of $19.0 million in Bank-Owned Life Insurance. The impact of the decrease in total average interest earning assets on interest income was partially offset by a 34 basis point improvement in the average yield on interest-earning assets to 6.57% for the three months ended September 30, 2007, from 6.23% for the same period ended September 30, 2006. Interest income was also reduced due to the $28.7 million reduction in interest-earning assets resulting from the Company’s share repurchase program.

Interest income from loans, the most significant portion of interest income, increased $84,000, or 0.4%, to $21.7 million for the three months ended September 30, 2007, from $21.6 million for the three months ended September 30, 2006. The increase in interest income on loans resulted primarily from a 17 basis point increase in the average yield on loans to 6.67% for the three months ended September 30, 2007, from 6.50% for the same period in 2006, due to higher market interest rates, which was partially offset by a $28.4 million, or 2.2%, decrease in the average balance of loans outstanding to $1.292 billion for the three months ended September 30, 2007, from $1.320 billion for the same period in 2006.

Interest income from securities available for sale decreased by $1.2 million, or 51.5%, to $1.1 million for the three months ended September 30, 2007, from $2.3 million for the three months ended September 30, 2006, due in substantial part to a $119.7 million decrease, or 62.0%, in the average outstanding balance of securities available for sale to $73.4 million for the three months ended September 30, 2007, from $193.1 million for the same period in 2006. We decided in 2006 to reduce our portfolio of investment securities available-for-sale to eliminate certain lower yielding securities and to configure our balance sheet in a way that was better positioned for a flat or inverted yield curve environment. Partially offsetting the decrease in average balances in securities available-for-sale was a 128 basis point increase in the yield on securities available-for-sale to 5.90% for the three months ended September 30, 2007, from 4.62% for the same period in 2006.

Income from cash dividends on our FHLB of Chicago common stock totaled $109,000 for the three months ended September 30, 2007, compared to cash dividends of $190,000 for the three months ended September 30, 2006. The decrease was primarily attributable to the redemption of $9.8 million of our excess FHLB of Chicago common stock throughout 2006. Of this amount, $3.3 million was redeemed in the fourth quarter of 2006.

Interest income from cash that we maintained in interest earning deposits totaled $214,000 for the three months ended September 30, 2007, compared to $179,000 for the three months ended September 30, 2006. The increase was primarily due to a $4.4 million increase in the average balances of cash maintained in interest earning deposits, which was partially offset by a 67 basis point decrease in the yield on interest earning deposits to 5.08% for the three months ended September 30, 2007, from 5.75% for the same period in 2006.

Interest expense increased $107,000, or 1.1%, to $9.9 million for the three months ended September 30, 2007, from $9.8 million for the three months ended September 30, 2006. This increase reflected an increase in the weighted average interest rates that we paid on deposit accounts and an increase in the average interest rates that we paid on our FHLB advances, which together resulted in an overall increase of 29 basis points in the cost of average interest-bearing liabilities to 3.66% for the three months ended September 30, 2007, from 3.37% for the same period in 2006. The effect of the increase in interest expense was mitigated by a $79.8 million, or 6.9%, decrease in our average interest bearing liabilities to $1.074 billion for the three months ended September 30, 2007, from $1.154 billion for the same period in 2006.

Interest expense on deposits increased $848,000, or 10.6%, to $8.8 million for the three months ended September 30, 2007, from $8.0 million for the three months ended September 30, 2006. The increase reflected a 33 basis point increase in the average rate paid on interest-bearing deposits to 3.55% for the three months ended September 30, 2007, from 3.22% for same period in 2006, and a $3.3 million, or 0.3%, increase in average interest-bearing deposits to $986.1 million for the three months ended September 30, 2007, from $982.9 million for the same period in 2006.

Interest expense on money market account deposits increased $333,000, or 12.5%, reflecting an increase of $19.0 million, or 7.6%, in the average balance of money market account deposits to $269.5 million for the three months ended September 30, 2007, from $250.5 million for the same period in 2006, and a 20 basis point increase in the interest rate paid on money market account deposits to 4.41%, from 4.21% for same period in 2006. Indexed money market accounts deposits had average balances totaling $201.5 million during the three months ended September 30, 2007, compared to $173.3 million for the same period in 2006. The interest rates paid on money market account deposits, certain NOW account deposits and savings account deposits increased due to increasing short-term market interest rates during a substantial part of the quarter, changes in applicable indices and increases in rates paid by our competitors. Rates on other selected money market account deposits and certificates of deposit also increased due to market conditions and competitive factors.

Interest expense on NOW account deposits increased $789,000, or 70.0%, reflecting an 82 basis point increase in the interest rates paid on NOW account deposits to 2.65% for the three months ended September 30, 2007, from 1.83% for the same period in 2006, and an increase of $42.5 million, or 17.4%, in the average balance of NOW account deposits to $287.0 million for the three months ended September 30, 2007, from $244.5 million for the same period in 2006.

Interest expense on certificates of deposit decreased $228,000, or 5.8%, reflecting a decrease of $38.9 million, or 10.7%, in the average balance of certificates of deposit to $325.1 million for the three months ended September 30, 2007, from $364.0 million for the same period in 2006. This decrease was partially offset by a 24 basis point increase in the interest rates paid on certificates of deposit to 4.54% for the three months ended September 30, 2007, from 4.30% for the same period in 2006. Average balances of wholesale and retail certificates of deposits declined for the third quarter 2007, compared to the same period in 2006. Wholesale certificates of deposit declined by $23.0 million, or 73.4%, and retail certificates of deposit decreased by $15.9 million, or 4.8%.

Interest expense on borrowings decreased by $741,000, or 41.1%, to $1.1 million for the three months ended September 30, 2007, from $1.8 million for the three months ended September 30, 2006. The decrease was due to an $83.0 million, or 48.6%, reduction of our average borrowings to $87.8 million for the three months ended September 30, 2007, from $170.8 million for the same period in 2006, which was partially offset by a 62 basis point increase in interest rates paid on borrowings to 4.81% for the three months ended September 30, 2007, from 4.19% for the same period in 2006.

Average Balances and Net Interest Margin

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans have been included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include, where applicable, the effect of deferred fees and expenses, discounts and premiums, and purchase accounting adjustments that are amortized or accreted to interest income or expense.

	For the three months ended September 30,
	2007			2006
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,291,593	$21,709	6.67%	$1,320,016	$21,625	6.50%
Securities available-for-sale	73,370	1,092	5.90	193,081	2,250	4.62
Stock in FHLB	15,598	109	2.77	18,911	190	3.99
Other	16,725	214	5.08	12,348	179	5.75

Total interest-earning assets	1,397,286	23,124	6.57	1,544,356	24,244	6.23

Noninterest-earning assets	121,384			99,948

Total assets	$1,518,670			$1,644,304

Interest-bearing liabilities:
Savings deposits	$104,472	205	0.78	$123,778	251	0.80
Money market deposits	269,510	2,994	4.41	250,535	2,661	4.21
NOW deposits	287,032	1,916	2.65	244,534	1,127	1.83
Certificates of deposit	325,099	3,720	4.54	364,012	3,948	4.30

Total deposits	986,113	8,835	3.55	982,859	7,987	3.22
Borrowings	87,782	1,064	4.81	170,804	1,805	4.19

Total interest-bearing liabilities	1,073,895	9,899	3.66	1,153,663	9,792	3.37

Noninterest-bearing deposits	113,983			131,727
Other liabilities	22,751			23,899

Total liabilities	1,210,629			1,309,289
Equity	308,041			335,015

Total liabilities and equity	$1,518,670			$1,644,304

Net interest income		$13,225			$14,452

Net interest rate spread (2)			2.91%			2.86%
Net interest-earning assets (3)	$323,391			$390,693

Net interest margin (4)			3.76%			3.71%
Ratio of interest-earning assets to interest-bearing liabilities	130.11%			133.87%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Based on our evaluation of the above factors, we recorded a provision to our allowance for loan losses of $460,000 for the three months ended September 30, 2007, compared to a provision for loan losses of $49,000 for the three months ended September 30, 2006. Of this amount, $319,000 was attributable to changes in the national and local economic risk factors that we use in our SFAS No. 5 loan loss reserve model to calculate the level of loan loss reserves that we maintain. The portion of the allowance for loan losses allocated to impaired loans pursuant to SFAS No. 114 increased $141,000 to $711,000 at September 30, 2007. We established specific reserves for five loans with a total principal balance of $1.1 million due to our evaluation of the borrower’s ability to repay, the estimated net realizable value of collateral or the expected results of judicial collection or federal bankruptcy legal proceedings. Of these loans, the largest loan relationship was $556,000, for which we established a contingent reserve of $91,000 pending the results of updated collateral valuation information.

At September 30, 2007, the Company’s loans included approximately $3.9 million of commercial real estate loans and $13.0 million of one- to four-family residential mortgages that the Bank purchased from a loan servicing company that filed a Chapter 11 bankruptcy petition in late December, 2006. The Bankruptcy Court appointed a Trustee on January 22, 2007, and the case was converted to a Chapter 7 bankruptcy proceeding on March 2, 2007. The Bank received court approval to terminate its loan servicing arrangements with the debtor effective March 2, 2007, and thereafter transferred the servicing of the purchased loans to a substitute loan servicing company. The substitute loan servicing company has been collecting all payments that have been received from the borrowers on the purchased loans since that time.

During the first quarter of 2007, the Bank made a specific reserve allocation to its allowance for loan and lease losses for $428,000 in principal payments, and $104,000 in interest payments, and charged-off $101,000 in escrow payments, that the debtor collected on the purchased loans prior to the Trustee’s appointment and did not remit to the Bank. In addition, the Bank classified $1.1 million of the purchased loans as nonperforming, which consisted of the $428,000 in principal payments that we understood the debtor had collected on the purchased loans prior to the Trustee’s appointment, and the amount of principal payments that we understood the Trustee had collected on the purchased loans before servicing was transferred to the substitute loan servicing company. This classification was maintained at September 30, 2007 pending further developments in the bankruptcy proceeding, resulting in an increase in the amount of purchased loans that were classified as nonperforming at September 30, 2007 to $1.3 million, compared to $507,000 at December 31, 2006.

The Trustee subsequently completed an accounting of all loan payments that he had collected and deposited in a trust account following his appointment, and requested the Bankruptcy Court to authorize him to remit these funds to the owners of the loans, subject to a pro rata reduction of the remittances to cover certain court-approved expenditures and debtor checks that had cleared against the trust account before the Trustee was able to stop payment on all debtor checks. The Bankruptcy Court entered an order on September 28, 2007, authorizing the Trustee, without prejudice to any competing claims that may be asserted to the funds, to make the requested remittances, including an $811,000 remittance to the Bank that represents approximately 88% of the loan payments that the Trustee had collected on the purchased loans. The Bank has not yet received this remittance, although the Trustee is required to pay it within 60 days of the date of the Bankruptcy Court order. We anticipate that the Bank will receive the remittance from the Trustee during the fourth quarter of 2007.

The Bank also filed a claim with its fidelity bond carrier seeking recovery of the unremitted principal, interest and escrow payments that the debtor collected on the purchased loans prior to the Trustee's appointment, the remaining 12% of the loan payments that the Trustee collected on the purchased loans and lacked sufficient funds to remit, and legal expenses. Subsequent to September 30, 2007, the fidelity bond carrier advised the Bank that the documentation submitted in connection with the claim was acceptable and proposed to settle the claim for the net amount of $646,000. This net amount represents the amount of the collected but unremitted loan payments and certain legal expenses minus the $250,000 retention under the bond. The Bank advised its fidelity bond carrier that the proposed settlement amount was acceptable; however the Bank does not intend to execute documents approving the proposed settlement until it receives clarification from the fidelity bond carrier as to whether the proposed settlement would preclude the Bank from amending its bond claim if future adverse developments were to occur in the bankruptcy proceeding.

Based on this subsequent event, during the fourth quarter management will evaluate the need to reclassify the specific loan loss reserves previously allocated to the purchased loans as a reserve for loss due to fraud, and the collected but unremitted payments on the purchased loans as accounts receivable included in Other Assets. Any payments that the Bank may receive from the fidelity bond carrier or the Trustee will directly reduce Other Assets and any excess will be applied to the loss due to fraud. Currently, we expect these matters to be fully resolved by December 31, 2007.

Collection and resolution efforts continue to be a priority and future decisions may include non-renewal of credits and potential cessation of borrower relationships where the progress toward resolution is unsatisfactory. Asset quality trends and conditions in the other segments of the loan portfolio generally remained stable.

Nonperforming assets are as follows:

	September 30, 2007	June 30, 2007	$ Change	% Change
	(Dollars in thousands)
Nonperforming assets:
Nonperforming loans	$9,557	$9,720	$(163)	(1.7%)
Real estate owned	252	—	252	100.0

Nonperforming assets	$9,809	$9,720	$89	0.9%

Our allowance for loan losses totaled $11.1 million, or 0.86% of total loans, at September 30, 2007, compared to $10.8 million, or 0.83% of total loans, at June 30, 2007. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 115.9% of non-performing loans at September 30, 2007 and 110.9% of non-performing loans at June 30, 2007. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income increased $119,000, or 4.5%, to $2.8 million for the three months ended September 30, 2007, compared to $2.7 million for the same period in 2006. Deposit service charges and fees decreased $204,000, or 17.9%, to $938,000 for the quarter ended September 30, 2007, from $1.1 million for the same period in 2006. Income from insurance commissions and annuities decreased by $112,000 or 30.9%, to $251,000, from $363,000 for the same period in 2006. Gains on sales of loans decreased $52,000, or 54.7%, to $43,000, from $95,000 for the same period in 2006. Loan servicing fees decreased $48,000, or 20.9%, to $182,000, from $230,000 for the same period in 2006. Mortgage servicing rights amortization expense increased $11,000, or 9.2%, to $131,000, compared to $120,000 for the same period in 2006. These decreases were partially offset by $219,000 in income from Bank-Owned Life Insurance for the quarter ended September 30, 2007, compared to no such income for the same period in 2006. Gains on the sale of securities available for sale increased $310,000, to $399,000, from $89,000 for the same period in 2006, representing the gain on the redemption of MasterCard Class B common stock. Net expenses from real estate owned in the 2007 period were $4,000, compared to $15,000 for the same period in 2006. Other income decreased $23,000, or 5.6%, to $385,000 for the three months ended September 30, 2007, from $408,000 for the same period in 2006.

The following table summarizes noninterest income for the periods ended September 30, 2007 and 2006:

	Three months ended September 30,		Change
	2007	2006	$	%
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$938	$1,142	$(204)	(17.9)%
Other fee income	495	466	29	6.2
Insurance commissions and annuities income	251	363	(112)	(30.9)
Gain on sale of loans	43	95	(52)	(54.7)
Gain on sale of investments	399	89	310	348.3
Loan servicing fees	182	230	(48)	(20.9)
Amortization and impairment of servicing assets	(131)	(120)	(11)	9.2
Operations of real estate owned	(4)	(15)	11	(73.3)
Earnings on bank owned life insurance	219	—	219	N.M.
Other	385	408	(23)	(5.6)

Total noninterest income	$2,777	$2,658	$119	4.5

N.M. = not meaningful

Noninterest Expense. Our noninterest expense was $12.4 million for the three months ended September 30, 2007, compared to noninterest expense of $12.9 million for same period in 2006, a decrease of $512,000, or 4.0%. Compensation and benefits expense totaled $7.8 million for the three-month period ended September 30, 2007, compared to $8.2 million for the same period in 2006. Expense relating to equity-based compensation and benefits was $1.3 million for the three months ended September 30, 2007, compared to $996,000 during the third quarter of 2006. The increase in expense relating to equity-based compensation related to expenses for the ESOP that we established in connection with our mutual-to-stock conversion in June of 2005, and awards that were made under the Equity Incentive Plan that our stockholders approved in June of 2006. Excluding the equity-based compensation and benefits, compensation and benefits expense decreased $783,000, or 10.8%, primarily due to a decrease in full time equivalent employees resulting from the implementation of functional staffing reviews. Data processing expense decreased $52,000, or 6.0%, to $821,000 for the three months ended September 30, 2007, compared to $873,000 for the same period in 2006. Office occupancy and equipment expenses decreased by $102,000, or 6.7% to $1.4 million for the three months ended September 30, 2007, compared to $1.5 million for the same period in 2006. Advertising and public relations expenditures increased by $13,000, or 3.3%, to $409,000 in the third quarter of 2007, from $396,000 in the same period in 2006. Other general and administrative expenses increased $222,000, or 28.6%, to $998,000 for the three months ended September 30, 2007, from $776,000 for the same period in 2006.

The following table summarizes noninterest expense for the periods ended September 30, 2007 and 2006:

	Three months ended September 30,		Change
	2007	2006	$	%
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$7,773	$8,241	$(468)	(5.7)%
Office occupancy and equipment	1,428	1,530	(102)	(6.7)
Advertising and public relations	409	396	13	3.3
Data processing	821	873	(52)	(6.0)
Supplies, telephone and postage	485	583	(98)	(16.8)
Amortization of intangibles	469	496	(27)	(5.4)
Other	998	776	222	28.6

Total noninterest expense	$12,383	$12,895	$(512)	(4.0)

Income Tax Expense. We recorded income tax expense of $922,000 for the three months ended September 30, 2007, compared to $1.4 million in income tax expense for the same period in 2006. Our effective tax rate for the three-months ended September 30, 2007 was 29.2%, compared to 32.9% for the same period in 2006. Lower pre-tax income resulted in a greater percentage of tax-exempt income and a lower effective federal tax rate for 2007 versus 2006.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

Net Income. We had net income of $6.2 million for the nine months ended September 30, 2007, compared to net income of $8.8 million for the nine months ended September 30, 2006. The principal factors impacting the decrease in net income from year to year included a $1.8 million, or 6.5% increase in our interest expense and a $1.2 million increase in our noninterest expense. Our operating results for the nine months ended September 30, 2007 reflected $3.9 million in expenses for equity-based compensation and benefits, compared to $1.8 million for the same period of 2006, relating to the ESOP that we established in connection with our mutual-to-stock conversion in June of 2005 and awards granted under the 2006 Equity Incentive Plan that our stockholders approved in June of 2006. Our earnings per share of common stock for the nine months ended September 30, 2007 were $0.30 per share compared to $0.39 per share for the nine-month period ending September 30, 2006.

Net Interest Income. Net interest income decreased by $2.0 million, or 4.7%, to $40.6 million for the nine months ended September 30, 2007, from $42.6 million for the nine months ended September 30, 2006. The decrease in net interest income was due in substantial part to a $3.9 million, or 17.9%, increase in interest expense on deposits to $25.6 million for the nine months ended September 30, 2007 from $21.7 million for the nine months ended September 30, 2006, the reduction in interest earning assets that resulted from our share repurchase program, and the fact that our investment in $19.0 million in Bank-Owned Life Insurance in May of 2007 produces non-interest income rather than interest income. Our net interest rate spread increased by 4 basis points to 2.92% for the first nine months of 2007, from 2.88% for the same period in 2006. The increase in interest expense resulted primarily from the increasing competition in the Chicago banking market for deposits. Our net interest margin increased by 12 basis points to 3.78% for the nine months ended September 30, 2007, from 3.66% for the nine months ended September 30, 2006.

Interest income decreased $191,000, or 0.3%, to $70.0 million for the nine months ended September 30, 2007, from $70.2 million for the nine months ended September 30, 2006. The decrease in interest income reflected a 47 basis point improvement in the average yield on interest-earning assets to 6.51% at September 30, 2007, from 6.04%, at September 30, 2006, partially offset by a $118.9 million, or 7.6%, decrease in total average interest-earning assets, to $1.437 billion for the nine-months ended September 30, 2007, from $1.556 billion for the nine-months ended September 30, 2006. The decrease in total average interest earning assets was due in substantial part to a $140.9 million decrease in average investment securities available-for-sale, cash expenditures for share repurchases, and our investment of $19.0 million in Bank-Owned Life Insurance.

Interest income from loans, the most significant portion of interest income, increased $3.1 million, or 5.0%, to $64.8 million for the nine months ended September 30, 2007, from $61.7 million for the same period in 2006. The increase reflected earnings on a $14.2 million, or 1.1%, increase in average net loans receivable to $1.304 billion for the nine months ended September 30, 2007, from $1.290 billion for the same period in 2006, and a 25 basis point increase in the average yield on loans to 6.64% for the nine months ended September 30, 2007, from 6.39% for the nine months ended September 30, 2006.

Interest income from securities available for sale decreased by $3.7 million, or 47.8%, to $4.0 million for the nine months ended September 30, 2007, from $7.7 million for the nine months ended September 30, 2006, primarily due to a decrease of $140.9 million, or 59.8%, in the average outstanding balance of securities available for sale to $94.6 million for the nine-months ended September 30, 2007, from $235.5 million for the nine-months ended September 30, 2006. Partially offsetting the decrease in average balances in securities available-for-sale was a 130 basis point increase in the average yield on securities available for sale to 5.66% for the nine-months ended September 30, 2007, from 4.36% for the nine-months ended September 30, 2006.

Income from cash dividends on our FHLB of Chicago common stock totaled $359,000 for the nine months ended September 30, 2007, compared to $576,000 for the nine months ended September 30, 2006. The decrease was primarily due to the redemption of $9.8 million of our excess FHLB of Chicago common stock throughout 2006. The average balance of FHLB of Chicago common stock decreased $7.4 million, or 32.2%, to $15.6 million for the nine month period ended September 30, 2007, compared to $23.0 million for the nine months ended September 30, 2006.

Interest income from cash that we maintained in interest earning deposits totaled $867,000 for the nine months ended September 30, 2007, compared to $287,000 for the nine months ended September 30, 2006. The increase was primarily due to a $15.2 million increase in the average balances of cash maintained in interest earning deposit accounts offset by a 19 basis point decrease in yield on interest earning deposits to 5.18% for the nine months ended September 30, 2007, from 5.37% for the same period in 2006.

Interest expense increased $1.8 million, or 6.5%, to $29.4 million for the nine months ended September 30, 2007, from $27.6 million for the nine months ended September 30, 2006. This increase reflected an increase in the weighted average interest rates that we paid on deposit accounts, and an increase in the average interest rates that we paid on our FHLB of Chicago advances and other borrowings. The increase in interest expense reflected an overall increase of 43 basis points in the cost of average interest-bearing liabilities, to 3.59% for the nine months ended September 30, 2007, from 3.16% for the nine months ended September 30, 2006, which was partially offset by a reduction of $74.6 million, or 6.4%, in our average interest bearing liabilities to $1.095 billion for the nine-months ended September 30, 2007, from $1.169 billion for the nine-months ended September 30, 2006.

Interest expense on deposits increased $3.9 million, or 17.9%, to $25.6 million for the nine months ended September 30, 2007, from $21.7 million for the same period in 2006. The increase reflected a 51 basis point increase in the average rate paid on deposits to 3.49% for the nine months ended September 30, 2007, from 2.98% for the nine months ended September 30, 2006. This increase in interest expense also reflected a $7.9 million, or 0.8%, increase in average interest-bearing deposits to $982.2 million for the nine months ended September 30, 2007, from $974.4 million for the same period in 2006. The increase in interest expense in non-savings deposits was primarily due to increases in short-term market interest rates predominant in most of the nine-month period ended September 30, 2007 and the effect of those increases on the interest rates paid on deposits, including competitive market conditions and increased average balances for money market and NOW deposits.

Interest expense on money market accounts increased $1.2 million, or 16.8%, reflecting an increase of $11.6 million, or 4.6%, in the average balance of money market account deposits to $261.3 million for the nine months ended September 30, 2007, from $249.8 million for the nine months ended September 30, 2006, and a 45 basis point increase in the interest rate paid on these accounts to 4.37% from 3.92%. We had $190.3 million in indexed money market accounts at September 30, 2007, and have increased the interest rates paid on money market accounts, certain NOW accounts and savings accounts due to changes in applicable indices, and in response to increasing short-term market interest rates and anticipated increases in rates paid by our competitors. Rates on other selected money market products and certificates of deposit were also increased for competitive reasons.

Interest expense on NOW deposits increased $2.4 million, or 85.0%, reflecting a 90 basis point increase in the interest rates paid on NOW deposits to 2.48% for the nine months ended September 30, 2007, from 1.58% for the same period in 2006, and an increase of $42.7 million, or 18.1%, in the average balance of NOW deposits to $278.7 million for the nine months ended September 30, 2007, from $236.1 million for the nine months ended September 30, 2006.

Interest expense on certificates of deposit increased $438,000, or 4.1%, reflecting a 54 basis point increase in the interest rates paid on certificates of deposit to 4.53% for the nine months ended September 30, 2007, from 3.99% for the same period in 2006. This increase was partially offset by a $30.0 million, or 8.3%, decrease in the average balance of certificates of deposit to $332.6 million for the nine months ended September 30, 2007, from $362.6 million for the nine months ended September 30, 2006. Average balances of wholesale certificates of deposits declined by $27.0 million, or 66.6%, in the nine months ended September 30, 2007, compared to the same period in 2006, while average balances for retail certificates of deposit increased by $3.1 million, or 0.9%, for the nine months ended September 30, 2007, compared to the same period in 2006.

Interest expense on borrowings decreased by $2.1 million, or 35.6%, to $3.8 million for the nine months ended September 30, 2007, from $5.9 million for the same period in 2006. The decrease was due in part to an $82.5 million, or 42.3%, reduction of our total average borrowings from $194.8 million for the nine month period ended September 30, 2006, to $112.4 million for the nine month period ended September 30, 2007. The reduction was partially offset by a 48 basis point increase in the average cost of borrowings to 4.54% for the nine months ended September 30, 2007, compared to 4.06% for the nine months ended September 30, 2006.

Average Balances and Net Interest Margin

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and expenses, discounts and premiums, and purchase accounting adjustments that are amortized or accreted to interest income or expense.

	For the Nine Months ended September 30,
	2007			2006
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,304,057	$64,792	6.64%	$1,289,863	$61,679	6.39%
Securities available-for-sale	94,647	4,010	5.66	235,533	7,677	4.36
Stock in FHLB	15,598	359	3.08	22,997	576	3.35
Other	22,386	867	5.18	7,151	287	5.37

Total interest-earning assets	1,436,688	70,028	6.51	1,555,544	70,219	6.04

Noninterest-earning assets	112,262			94,371

Total assets	$1,548,950			$1,649,915

Interest-bearing liabilities:
Savings deposits	$109,597	638	0.78	$125,933	781	0.83
Money market deposits	261,344	8,541	4.37	249,790	7,315	3.92
NOW deposits	278,741	5,171	2.48	236,065	2,795	1.58
Certificates of deposit	332,556	11,260	4.53	362,588	10,822	3.99

Total deposits	982,238	25,610	3.49	974,376	21,713	2.98
Borrowings	112,386	3,814	4.54	194,840	5,922	4.06

Total interest-bearing liabilities	1,094,624	29,424	3.59	1,169,216	27,635	3.16

Noninterest-bearing deposits	118,105			122,283
Other liabilities	21,597			24,555

Total liabilities	1,234,326			1,316,054
Equity	314,624			333,861

Total liabilities and equity	$1,548,950			$1,649,915

Net interest income		$40,604			$42,584

Net interest rate spread (2)			2.92%			2.88%
Net interest-earning assets (3)	$342,064			$386,328

Net interest margin (4)			3.78%			3.66%

Ratio of interest-earning assets to interest-bearing liabilities	131.25%			133.04%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $687,000 for the nine months ended September 30, 2007, compared to a provision for loan losses of $401,000 to our allowance for loan losses for the nine months ended September 30, 2006. The portion of the allowance for loan losses allocated to impaired loans pursuant to SFAS No. 114 increased $309,000 to $711,000 at September 30, 2007, from $402,000 at December 31, 2006. We established specific reserves for five loans with a total principal balance of $1.1 million due to our evaluation of the borrower’s ability to repay, the estimated net realizable value of collateral or the expected results of judicial collection or federal bankruptcy legal proceedings. Of these loans, the largest loan relationship was $556,000, for which we established a contingent reserve of $91,000 pending the results of updated collateral valuation information.

Non-performing loans increased $331,000 to $9.6 million at September 30, 2007, from $9.2 million at December 31, 2006. The net increase is a combination of loans added in the multi-family and commercial sectors, partially offset by a $1.8 million decrease in non-residential property loans. The non-performing loans at September 30, 2007 included $1.1 million of principal payments that borrowers on certain loans made to the loan servicing company discussed above or the Trustee subsequent to the filing of the bankruptcy proceeding. These payments were classified as nonperforming pending further developments in the bankruptcy proceeding. Please refer to “Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006, Provision for Loan Losses,” for further discussion of the status of the bankruptcy proceeding. These additions were partially offset by the resolution of two well-secured commercial real estate loans to a single borrower totaling $2.2 million; one loan was repaid in full during the second quarter and a second loan for $1.2 million was paid in full in October 2007.

Nonperforming assets are as follows:

	September 30, 2007	December 31, 2006	$ Change	% Change
	(Dollars in thousands)
Nonperforming assets:
Nonperforming loans	$9,557	$9,226	$331	3.6%
Real estate owned	252	—	252	100.0

Nonperforming assets	$9,809	$9,226	$583	6.3%

Our allowance for loan losses totaled $11.1 million, or 0.86% of total loans, at September 30, 2007, compared to $10.6 million, or 0.79%, of total loans, at December 31, 2006. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 115.9% of non-performing loans at September 30, 2007, and 115.1% of non-performing loans at December 31, 2006. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income decreased $830,000, or 10.4%, to $7.1 million for the nine-month period ended September 30, 2007, compared to $8.0 million for the same nine-month period in 2006. Deposit service charges and fees were $2.7 million for the nine months ended September 30, 2007, a decrease of $485,000, or 15.3%, compared to the September 30, 2006 results. Other fee income increased $46,000, or 3.3%, to $1.5 million for the nine months ended September 30, 2007, compared to $1.4 million for the same period in 2006. Income from insurance commissions and annuities decreased by $223,000, or 23.7%, to $720,000 for the nine months ended September 30, 2007, compared to $943,000 for the same period in 2006, due to decreased activity. Gain on sales of loans decreased by $93,000, or 50.3%, to $92,000 for the nine months ended September 30, 2007, from $185,000 for the same nine-month period in 2006, primarily due to lower volumes present in the residential loan market. We recorded a $399,000 gain on the redemption of MasterCard Class B common stock in the third quarter of 2007 compared to a $55,000 gain on the redemption of MasterCard Class B common stock and $89,000 in net gains on the sale of investment securities during the nine months ended September 30, 2006. Loan servicing fees decreased $104,000, or 14.6%, to $607,000 for the nine months ended September 30, 2007, compared to $711,000 for the same nine-month period in 2006. Mortgage servicing rights amortization expense increased $5,000, or 1.5% to $332,000 for the nine months ended September 30, 2007, compared to $327,000 for the same nine-month period in 2006. These decreases were partially offset by $354,000 in income from Bank-Owned Life Insurance for the quarter ended September 30, 2007, compared to no such income for the same period in 2006, and a $5,000, or 1.5%. Other income decreased $236,000, or 17.0%, to $1.2 million for the nine months ended September 30, 2007, from $1.4 million for the nine months ended September 30, 2006. The decrease is primarily due to $106,000 in fees that we recorded in connection with the sale of surplus real estate, and a recovery of $42,000 in connection with a prior fraud loss for the nine months results for 2006.

The following table summarizes noninterest income for the periods ended September 30, 2007 and 2006:

	Nine Months Ended September 30,		Change
	2007	2006	$	%
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$2,691	$3,176	$(485)	(15.3)%
Other fee income	1,455	1,409	46	3.3
Insurance commissions and annuities income	720	943	(223)	(23.7)
Gain on sale of loans	92	185	(93)	(50.3)
Gain on sale of investments	399	144	255	177.1
Gain on disposition of premises and equipment	13	394	(381)	(96.7)
Loan servicing fees	607	711	(104)	(14.6)
Amortization and impairment of servicing assets	(332)	(327)	(5)	1.5
Operations of real estate owned	(4)	(46)	42	(91.3)
Earnings on bank owned life insurance	354	—	354	N.M.
Other	1,151	1,387	(236)	(17.0)

Total noninterest income	$7,146	$7,976	$(830)	(10.4)

N.M. = not meaningful

Noninterest Expense. Our noninterest expense was $38.2 million for the nine months ended September 30, 2007; compared to noninterest expense of $37.0 million for the nine months ended September 30, 2006, an increase of $1.2 million, or 3.2%. Compensation and benefits expense totaled $24.1 million for the nine-month period ended September 30, 2007, compared to $23.8 million in compensation and benefits expense for the same period in 2006, an increase of $275,000, or 1.2%. The increase includes expense relating to equity-based compensation and benefits of $3.9 million, compared to $1.8 million for the previous year period. The increase in expense relating to equity-based compensation related to expenses for the ESOP that we established in connection with our mutual-to-stock conversion in June of 2005 and awards made under the Equity Incentive Plan that our stockholders approved in June of 2006. Excluding the equity-based compensation and benefits, compensation and benefits expense decreased $1.8 million or 8.0%, primarily due to the decrease in full-time equivalent employees resulting from the implementation of functional staffing reviews. Office occupancy and equipment expenses increased by $148,000, or 3.5% to $4.3 million for the nine months ended September 30, 2007, compared to $4.2 million for the same period in 2006, primarily due to increased real estate taxes and energy costs, snow removal and rental expense. Data processing expense decreased $93,000, or 3.7%, to $2.4 million for the nine months ended September 30, 2007. Advertising and public relations expenditures increased by $142,000, or 15.0%, to $1.1 million in the first nine months of 2007, from $950,000 in the first nine months of 2006. Other general and administrative expenses increased $691,000, or 26.2%, to $3.3 million for the nine months ended September 30, 2007, from $2.6 million for the nine months ended September 30, 2006. The increase in noninterest expense included a $70,000 loan servicing transition fee paid in connection with the bankruptcy of a loan servicing company, a $101,000 reserve on the uncollected escrow fund payments relating to the bankruptcy, and approximately $145,000 in legal fees associated with the bankruptcy.

The following table summarizes noninterest expense for the periods ended September 30, 2007 and 2006:

	Nine Months Ended September 30,		Change
	2007	2006	$	%
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$24,070	$23,795	$275	1.2%
Office occupancy and equipment	4,334	4,186	148	3.5
Advertising and public relations	1,092	950	142	15.0
Data processing	2,393	2,486	(93)	(3.7)
Supplies, telephone and postage	1,537	1,540	(3)	(0.2)
Amortization of intangibles	1,415	1,384	31	2.2
Other	3,330	2,639	691	26.2

Total noninterest expense	$38,171	$36,980	$1,191	3.2

Income Tax Expense. We recorded income tax expense of $2.7 million for the nine months ended September 30, 2007, compared to $4.3 million in income tax expense for the same period of 2006. Our effective tax rate for the first three quarters of 2007 was 30.0% compared to 32.9% for the same period in 2006. Lower pre-tax income resulted in a greater percentage of tax-exempt income and a lower effective federal tax rate for 2007 versus 2006.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the FHLB of Chicago, which provides an additional source of short-term and long-term funding. Outstanding borrowings from the FHLB of Chicago were $64.0 million at September 30, 2007, at a weighted average interest rate of 4.93%. A total of $39.0 million of these borrowings will mature in less than one year. Outstanding borrowings were $130.0 million at December 31, 2006.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $28.6 million in cash and cash equivalents as of September 30, 2007, and cash dividends from our subsidiary, BankFinancial, F.S.B. During the nine months ended September 30, 2007, the Bank distributed $25.5 million of dividends to the Company. On September 26, 2007 the Board of Directors of the Bank declared an $18.0 million dividend, which was paid to the Company on September 29, 2007, following the OTS' non-objection to the Bank’s notification that it may declare and pay special dividends to the Company in an aggregate amount not to exceed $38 million.

As of September 30, 2007, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2007, we had no other material commitments for capital expenditures.

Capital Resources. Stockholders’ equity totaled $303.6 million at September 30, 2007, compared to $326.0 million at December 31, 2006, a decrease of $22.4 million, or 6.9%. This decrease was primarily due to the declaration of $4.9 million in cash dividends and the repurchase and retirement of 1,742,023 shares of common stock at an aggregate cost of $28.7 million during the first nine months of 2007, which was partially offset by net income of $6.3 million and a $707,000 increase in accumulated other comprehensive income.

On September 28, 2007, we announced that our Board of Directors (the “Board”) extended the expiration date of its current share repurchase authorization from September 30, 2007 to March 31, 2008. As of September 30, 2007, the Company had repurchased 2,719,323 shares of its common stock out of the 3,605,384 shares that have been authorized for repurchase.

As previously disclosed, the Board’s authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization will be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board. The authorization may be suspended, terminated or modified at any time prior to March 31, 2008 for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed relevant. These factors will also affect the timing and amount of share repurchases. For additional information, see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. (c) Repurchases of Our Equity Securities.”

At September 30, 2007, the actual regulatory capital ratios and minimum required regulatory ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2007
Total capital (to risk- weighted assets)	19.07%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	18.22	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	15.16	4.00	5.00

December 31, 2006
Total capital (to risk- weighted assets)	20.09%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	19.26	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	15.05	4.00	5.00

As of September 30, 2007 and December 31, 2006, the Office of Thrift Supervision categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution's capitalization category.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis. We believe that our most significant form of market risk is interest rate risk. Interest rate risk results from timing differences in the maturity or repricing of our assets, liabilities and off balance sheet contracts (e.g., forward loan commitments), the effect of loan prepayments and deposit withdrawals, the difference in the behavior of lending and funding rates arising from the use of different indices and “yield curve risk” arising from changing rate relationships across the spectrum of maturities for constant or variable credit risk investments. In addition to directly affecting net interest income, changes in market interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancings, the carrying value of investment securities classified as available-for-sale and the flow and mix of deposits.

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

The table below sets forth, as of September 30, 2007, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U. S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
Change in Interest Rates (basis points)	Estimated NPV	Increase (Decrease) in Estimated NPV		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
(Dollars in thousands)
+300	$288,167	$(6,838)	(2.32)%	$42,572	$(7,187)	(14.44)%
+200	288,267	(6,738)	(2.28)	45,117	(4,642)	(9.33)
+100	293,490	(1,515)	(0.51)	47,522	(2,237)	(4.50)
0	295,005	—	—	49,759	—	—
-100	302,609	7,604	2.58	51,894	2,135	4.29
-200	303,962	8,957	3.04	53,227	3,468	6.97
-300	304,192	9,187	3.11	53,885	4,126	8.29

The table presented above projects that, at September 30, 2007, we would be expected to experience a 3.04% increase in NPV and an $3.5 million increase in net interest income in the event of an immediate and parallel 200 basis point decrease in interest rates. In the event of an immediate and parallel 200 basis point increase in interest rates, we would be expected to experience a 2.28% decrease in NPV and a $4.6 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any. The Company is considering possible actions to return its interest rate risk posture to recent historical norms by adjusting for recent reductions in short-term assets due to construction loan repayments and reductions in capital due to stock repurchases.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2007. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the third quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
July 1, 2007 through July 31, 2007	210,000	$14.947	210,000	1,053,467

August 1, 2007 through August 31, 2007	119,600	14.550	119,600	933,867

September 1, 2007 through September 30, 2007	47,806	15.595	47,806	886,061

Total	377,406	14.903	377,406

(1)	On September 28, 2007, our Board extended the expiration date of its current share repurchase authorization from September 30, 2007 to March 31, 2008. As of September 30, 2007, the Company had repurchased 2,719,323 shares of its common stock out of the 3,605,384 shares that were previously authorized.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKFINANCIAL CORPORATION
(Registrant)
Date: November 1, 2007
/s/ F. MORGAN GASIOR
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer, and President

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