Form 10-K
period 2007-12-31
BankFinancial CORP
filed 2008-03-12
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

At March 7, 2008, there were 22,031,077 shares of common stock, $0.01 par value, outstanding.

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2007, determined using a per share closing price on that date of $15.45, as quoted on The Nasdaq Stock Market, was $334.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K contains, and other periodic and special reports and press releases of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors that could have a material adverse effect on operations and could affect management’s outlook or our future prospects include, but are not limited to: higher than expected overhead, infrastructure and compliance costs, changes in market interest rates, a flattening or inversion of the yield curve, less than anticipated balance sheet growth, lack of demand for loan products, unanticipated changes in secondary mortgage market conditions, deposit flows, pricing, underwriting and other forms of competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, deteriorating economic conditions that could result in increased delinquencies in our loan portfolio, the quality or composition of our loan or investment portfolios, demand for financial services and multi-family, commercial and residential real estate loans in our market area, the possible short-term dilutive effect of potential acquisitions or de novo branches, if any, changes in accounting principles, policies and guidelines, and future adverse developments concerning Freddie Mac or the Federal Home Loan Bank of Chicago. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

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

The Bank’s primary lending area consists of the counties where our branch offices are located, and contiguous counties in the State of Illinois. We derive substantially all of our revenues from these geographic areas. The Bank’s primary market for deposits is currently concentrated around the areas where our full-service banking offices are located.

The Bank was organized in 1924, and was operated as a traditional savings bank until 2000, when we implemented a strategy to transform the Bank into a multi-faceted financial institution with a diversified balance sheet, enhanced capabilities in commercial banking products and services, an expanded geographic presence in the Chicago metropolitan area, and managerial and technological resources and an infrastructure capable of supporting future growth. In furtherance of this strategy, we have actively sought to change the composition of our loans and deposits, expand our multi-family and commercial real estate lending activities, and implement additional commercial lending and leasing capabilities and product lines. We also acquired Success Bancshares, Inc. and its subsidiary, Success National Bank in 2001, and University National Bank in Chicago’s Hyde Park community on April 5, 2006. See “Acquisition”.

Lending Activities

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which represent 72.0% of our loan portfolio. At December 31, 2007, $291.4 million, or 23.1%, of our total loan portfolio consisted of multi-family mortgage loans; $325.9 million, or 25.8%, of our total loan portfolio consisted of nonresidential real estate loans; $83.2 million, or 6.6%, of our total loan portfolio consisted of commercial loans; $144.8 million, or 11.5%, of our total loan portfolio consisted of commercial leases; $64.5 million, or 5.1%, of our total loan portfolio consisted of construction and land loans; and $345.2 million, or 27.3%, of our total loan portfolio consisted of one- to four-family residential mortgage loans, including home equity loans and lines of credit and other second mortgage loans.

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

At December 31, 2007, our deposits totaled $1.074 billion. Interest-bearing deposits totaled $962.1 million and noninterest-bearing demand deposits totaled $111.6 million, which included $5.0 million in internal checking accounts such as bank cashier checks and money orders, and $3.5 million in title insurance escrow funds. Savings, money market and NOW deposits totaled $654.5 million, and certificates of deposit totaled $307.6 million, of which $269.5 million had maturities of one year or less.

Related Products and Services

The Bank’s Wealth Management Group provides investment, financial planning and other wealth management services to our customers through arrangements with a third-party broker-dealer. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc., sells life insurance, fixed annuities, property and casualty insurance and other insurance products on an agency basis, and also offers title insurance and title agency services through its Financial Title Services Division. During the year ended December 31, 2007, Financial Assurance Services reported net income of $239,000, and had 14 employees. The Bank’s other wholly-owned subsidiary, BF Asset Recovery Corporation, is in the business of holding title to certain Bank-owned real estate, and had no net income or loss for the year ended December 31, 2007.

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

The Company makes available, free of charge, its Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Copies of these documents are available to stockholders at BankFinancial’s Internet site, www.bankfinancial.com, under Stockholder Information and at the SEC’s Internet site, www.sec.gov.

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

We seek to meet this competition by emphasizing personalized banking and local decision-making. Specifically, we promote and maintain relationships and build customer loyalty within local communities by emphasizing decentralized regional management and by focusing our marketing and community involvement on the specific needs of individual neighborhoods. In addition, we, from time to time, seek to meet competition for loans by offering our current and prospective borrowers preferred rates and terms on deposit products for new lending business. We do not rely on any individual, group or entity for a material portion of our deposits.

Employees

At December 31, 2007, we had 393 full-time employees and 31 part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

Supervision And Regulation

General

As a federally chartered savings bank, the Bank is regulated and supervised by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establish a comprehensive framework of activities in which a financial institution may engage, and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the primary federal regulator of the institution critiques the financial institution’s operations in a report of examination and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public.

The Bank is a member of, and owns stock in, the Federal Home Loan Bank of Chicago (“FHLBC”), which is one of the 12 regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System with regard to reserves it must maintain against deposits and other matters. The OTS examines the Bank and prepares reports for the consideration of its Board of Directors on any identified operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents.

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

At December 31, 2007, the Bank’s capital exceeded all applicable requirements.

Loans to One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2007, the Bank was in compliance with the loans-to-one-borrower limitations.

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

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. At December 31, 2007, the Bank maintained approximately 68.76% of its portfolio assets in qualified thrift investments, and as of that date, satisfied the QTL test. A savings bank that fails the QTL test must either convert to a bank charter or operate under specified restrictions, including limits on growth, branching, new investment, FHLB advances and dividends. The OTS order approving our mutual-to-stock conversion requires us to maintain our federal savings bank charter until at least June 23, 2008.

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

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OTS to help meet the credit needs of their communities, including low and moderate income neighborhoods. In connection with its examination of a federal savings bank, the OTS is required to evaluate and rate the savings bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The OTS has rated the Bank’s CRA performance as “Outstanding,” the highest possible rating, in all CRA Performance Evaluations the OTS has completed on the Bank since 1999.

Privacy Standards. Financial institutions are subject to regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of or consent to having the Bank share their nonpublic personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on the Bank. The Gramm-Leach-Bliley Act also allows each state to enact legislation that is more protective of consumers’ personal information.

The OTS and other federal banking agencies have adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of a financial institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, to protect against any anticipated threats or hazards to the security or integrity of such records, and to protect against unauthorized access to or use of such records or other information that could result in substantial harm or inconvenience to any customer. The Bank has implemented these guidelines, and such implementation has not had a material adverse effect on our operations.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an insured depository institution, although subsidiaries of federal savings banks are generally not considered affiliates for the purposes of Sections 23A and 23B of the Federal Reserve Act. The Company is an affiliate of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. OTS regulations also prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies, and from purchasing the securities of any affiliate, other than a subsidiary.

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

At December 31, 2007, the Bank met the criteria for being considered “well-capitalized.”

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

Federal deposit insurance legislation adopted in 2006 required, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage per separately insured deposits (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits.

On November 2, 2006, the FDIC adopted final regulations that calculate deposit insurance assessments based on risk. The final regulations, which became effective on January 1, 2007, are intended to enable the FDIC to more closely tie each insured depository institution’s deposit insurance assessments to the risk it poses to the federal deposit insurance fund. The regulations establish four risk categories based supervisory ratings, capital and other financial ratios, and, if applicable, long-term debt issuer ratings. The Bank is in the lowest risk category, Risk Category I, and the base assessment rates for insured depository institutions in Risk Category I range from five and seven cents for every $100 of domestic deposits. The Federal Deposit Insurance Reform Act of 2005 authorized eligible insured depository institutions such as the Bank to receive a one-time credit against future deposit insurance assessments. The FDIC has determined that the Bank’s one-time assessment credit was $1.8 million at December 31, 2006, with $1.3 million remaining at December 31, 2007. The one-time assessment credit is applied to pay deposit insurance assessments as they become due. The FDIC has also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBC, the Bank is required to acquire and hold shares of capital stock in the FHLBC in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLBC, whichever is greater. As of December 31, 2007, the Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2007, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

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

Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it could engage, provided that its subsidiary savings bank was a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts the activities of unitary savings and loan holding companies not existing on, or applied for before, May 4, 1999, to those permissible for financial holding companies or for multiple savings and loan holding companies. The Company is not a grandfathered unitary savings and loan holding company, and therefore is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulations.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should the Bank make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At December 31, 2007, the Bank’s total federal pre-1988 reserve was approximately $14.9 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Our alternative minimum tax credits were fully utilized in 2007.

Net Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001 and 2002) and forward to the succeeding 20 taxable years. At December 31, 2007, the Company had no net operating loss carryforward for federal income tax purposes. At December 31, 2007, the Company included in deferred tax assets a $876,000 asset for capital loss carryforwards, which expires in 2011. Based upon projections of future taxable income, including capital gains, management believes that it is more likely than not that the deferred tax assets will be fully realized and thus a valuation allowance is not needed.

Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State and Local Taxation. We pay income tax to the State of Illinois. As a Maryland business corporation, we are required to file annual returns and pay annual fees to the State of Maryland, but these fees are not material in amount. At December 31, 2007, the Company had no net operating loss carryforward for state income tax purposes.

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

Our Nonresidential Real Estate Loans, Multi-family Mortgage Loans, Construction and Land Loans, Commercial Loans and Commercial Leases Expose Us to Increased Credit Risks

At December 31, 2007, our portfolio of nonresidential real estate loans totaled $325.9 million, or 25.8% of total loans; our portfolio of multi-family mortgage loans totaled $291.4 million, or 23.1% of total loans; our portfolio of construction and land loans totaled $64.5 million, or 5.1% of total loans; our portfolio of commercial loans totaled $83.2 million, or 6.6% of total loans; and our portfolio of commercial leases totaled $144.8 million, or 11.5% of total loans. We plan to continue to originate these types of loans and retain them in our portfolio, although we may participate portions of some of these loans to other financial institutions. These types of loans generally have greater credit risk than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful business operations of the borrower. These loans typically have larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Many of our borrowers also have more than one nonresidential real estate, multi-family mortgage, construction or commercial loan or lease outstanding with us. Consequently, an adverse development involving one or more loans or credit relationships can expose us to significantly greater risk of loss compared to an adverse development involving a one- to four-family residential mortgage loan.

Our Concentration of Loans within Certain Segments of the Healthcare Industry Exposes Us to Increased Credit Risk

At December 31, 2007, we had $53.7 million of loans to healthcare providers, including loans to nursing homes and hospice care companies and leases to hospitals for equipment. These loans represented 4.3% of our total loan portfolio as of that date. Of these loans, $18.6 million, or 34.7%, were collateralized by real estate. The remainder consisted of working capital lines of credit secured by government accounts receivable, of which we are a joint payee, or by leased equipment. Loans to healthcare providers have unique credit risks. A healthcare provider’s income stream is subject to many factors beyond the control of the healthcare provider, including the risk that the provider will not be reimbursed for all services provided. The State of Illinois has experienced budget shortfalls in recent years, causing delays in state reimbursement for healthcare costs. Government reimbursement rates are also subject to change, including retroactive adjustments. For example, a significant overpayment to a healthcare provider can result in the provider owing significant governmental repayments to the federal or state government. A healthcare provider’s profitability also depends on its ability to maintain certain levels of occupancy. Unexpected declines in occupancy rates can restrict a provider’s cash flow. Any of these factors can impair the ability of our healthcare provider borrowers to make loan repayments, which could result in significant loss to us.

At December 31, 2007, we had not taken any charge-offs within this segment of our loan portfolio, but we have established a specific loan loss reserve allowance in the amount of $259,000 for loans to one borrower with an aggregate principal balance of $6.3 million. The loans to this borrower are also partially secured by additional collateral, including home equity and other personal assets. In addition, based on weaknesses in the financial performance of, and untimely or incomplete financial statements for, certain nursing homes operated by another borrower, we classified as substandard loans to this other borrower, which had an aggregate principal balance of $3.2 million, even though we did not establish a specific loan loss allowance for these loans. These loans were current on their loan payments to us as of December 31, 2007.

We Could Record Future Losses on Our Holdings of Freddie Mac Preferred Stock

We own shares of Freddie Mac preferred stocks with an adjusted cost basis of $38.3 million, and a fair value of $31.2 million at December 31, 2007, based on quoted market prices for these securities. The quoted market prices for these securities have been very volatile in recent months on generally low trading volumes. The adjusted cost basis takes into account the pre-tax impairment losses that we previously recorded for these securities in accordance with Securities and Exchange Commission Codification of Staff Accounting Bulletins, Topic 5: Miscellaneous Accounting – Item M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value, a change in our intent or ability to hold the security for a period of time sufficient to allow for the forecasted recovery, or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value, including adverse developments concerning Freddie Mac. In addition, the fair value that we have recorded for these securities, which is based on quoted market prices, may be different from the actual price for which we could sell the securities in a market transaction due to such factors as, volatility or illiquidity in the financial markets or for these securities, or the possibility of block discounts.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. At December 31, 2007, our allowance for loan losses was $11.1 million, representing 0.87% of total loans and 91.7% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. We also make assumptions concerning our legal positions and the priority of our interests in contested legal or bankruptcy proceedings, and at times we may lack sufficient information to establish specific reserves for loans involved in such proceedings.

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

Various Factors May Make Takeover Attempts That You Want to Succeed More Difficult to Achieve, Which May Affect the Value of Shares of Our Common Stock

Provisions of our articles of incorporation and bylaws, federal regulations, Maryland law and various other factors may make it more difficult for companies or persons to acquire control of the Company without the consent of our board of directors. You may want a takeover attempt to succeed because, for example, a potential acquiror could offer a premium over the then prevailing price of our shares of common stock. The OTS regulations prohibit, for three years following the completion of a mutual-to-stock conversion, the direct or indirect acquisition of more than 10% of any class of equity security of a converted savings institution without the prior approval of the OTS. Provisions of our articles of incorporation and bylaws also may make it difficult to remove our current board of directors or management if our board of directors opposes the removal. We have elected to be subject to the Maryland Business Combination Act, which places restrictions on mergers and other business combinations with large stockholders. In addition, our articles of incorporation provide that certain mergers and other similar transactions, as well as amendments to our articles of incorporation, must be approved by stockholders owning at least two-thirds of our shares of common stock entitled to vote on the matter unless first approved by at least two-thirds of the number of our authorized directors, assuming no vacancies. If approved by at least two-thirds of the number of our authorized directors, assuming no vacancies, the action must still be approved by a majority of our shares entitled to vote on the matter. In addition, a director can be removed from office, but only for cause, if such removal is approved by stockholders owning at least two-thirds of our shares of common stock entitled to vote on the matter, unless first approved by at least two-thirds of the number of our authorized directors (excluding the director whose removal is sought), assuming no vacancies. If approved by at least two-thirds of the number of our authorized directors, assuming no vacancies, the removal may be with or without cause, but must still be approved by a majority of our voting shares entitled to vote on the matter. Additional provisions include limitations on the voting rights of any beneficial owners of more than 10% of our common stock. Our bylaws, which can only be amended by the board of directors, also contain provisions regarding the timing, content and procedural requirements for stockholder proposals and nominations.

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

Trading Activity in the Company’s Common Stock Could Result in Material Price Fluctuations

It is possible that trading activity in the Company’s common stock, including short-selling or significant sales by current stockholders, could result in material price fluctuations of the price per share of the Company’s common stock. In addition, such trading activity and the resultant volatility could make it more difficult for the Company to sell equity or equity-related securities in the future (at a time and price that is deemed appropriate), or to use its stock as consideration for an acquisition. See Risk Factors – Our Ability to Successfully Conduct Acquisitions Will Affect Our Ability to Grow Our Franchise and Compete Effectively in Our Marketplace

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2007, the net book value of our properties was $30.7 million. The following is a list of our offices:

Burr Ridge (Executive Office)	Deerfield	Northbrook
15W060 North Frontage Road	630 N. Waukegan Road	1368 Shermer Road
Burr Ridge, IL 60527	Deerfield, IL 60015	Northbrook, IL 60062

Calumet City	Hazel Crest	Olympia Fields
1901 Sibley Boulevard	3700 W. 183rd Street	21110 S. Western Avenue
Calumet City, IL 60409	Hazel Crest, IL 60429	Olympia Fields, IL 60461

Calumet Park	Joliet	Orland Park
1333 W. 127th Street	1401 N. Larkin	48 Orland Square Drive
Calumet Park, IL 60827	Joliet, IL 60435	Orland Park, IL 60462

Chicago – Hyde Park	Lincolnshire	Schaumburg
1354 East 55th Street	One Marriott Drive	1005 Wise Road
Chicago, IL 60615	Lincolnshire, IL 60069	Schaumburg, IL 60193

Chicago – Hyde Park East	Lincolnwood	South Libertyville
55th at Lake Park Avenue	3443 W. Touhy	1123 S. Milwaukee Avenue
Chicago, IL 60615	Lincolnwood, IL 60712	Libertyville, IL 60048

Chicago Ridge	Naperville
6415 W. 95th Street	1200 East Ogden Avenue
Chicago Ridge, IL 60415	Naperville, IL 60563

Chicago-Lincoln Park	North Libertyville
2424 N. Clark Street	1409 W. Peterson Road
Chicago-Lincoln Park, IL 60614	Libertyville, IL 60048

Except for our Chicago-Lincoln Park, Northbrook, and Hyde Park East offices, which are leased, all of our offices are owned.

ITEM 3.	LEGAL PROCEEDINGS

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

Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of December 31, 2007 was 2,017. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information provided by the Nasdaq Stock Market for the Company’s common stock and cash dividends paid for the periods ended December 31, 2007 and 2006.

2006 and 2007 Quarterly Periods	High	Low	Close	Cash Dividends Paid
Quarter ended December 31, 2007	$16.67	$14.54	$15.82	$0.07
Quarter ended September 30, 2007	16.39	13.01	15.82	0.07
Quarter ended June 30, 2007	16.75	15.45	15.45	0.07
Quarter ended March 31, 2007	17.98	16.10	16.27	0.07

Quarter ended December 31, 2006	$18.50	$17.23	$17.81	$0.06
Quarter ended September 30, 2006	18.11	16.31	17.49	0.06
Quarter ended June 30, 2006	17.30	15.15	17.30	0.06
Quarter ended March 31, 2006	16.41	14.55	15.92	—

For a discussion of the Bank’s ability to pay dividends, see Part I, Item I, Business –“Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities

The Company had no sales of unregistered stock during the fiscal year ended December 31, 2007.

Repurchases of Our Equity Securities

The following table sets forth information in connection with the repurchases of our common stock that were made pursuant to our stock repurchase program during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
October 1, 2007 through October 31, 2007	51,800	$15.766	51,800	834,261
November 1, 2007 through November 30, 2007	149,100	$15.612	149,100	685,161
December 1, 2007 through December 31, 2007	135,000	$15.645	135,000	550,161

Totals	335,900		335,900

(1)	Our Board of Directors has authorized the repurchase of up to 3,605,384 shares of our common stock. The current share repurchase authorization will expire on March 31, 2008, unless extended.

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

We completed our mutual-to-stock conversion on June 23, 2005, in connection with which the Company sold an aggregate of 24,466,250 shares of common stock at a price of $10.00 per share. The Company’s common stock began trading on the Nasdaq Stock Market under the symbol “BFIN” on June 24, 2005, and the per share closing price of one share of the Company’s common stock on that date was $13.60. The following graph represents $100 invested in our common stock at the $13.60 per share closing price on June 24, 2005. The graph illustrates the comparison of the cumulative total returns for the common stock of the Company, the Russell 2000 Index, the NASDAQ Bank Index and the America’s Community Bankers NASDAQ Index for the periods indicated.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph below. We will not make or endorse any predictions as to future stock performance.

	6/24/2005	12/31/2005	12/31/2006	12/31/2007
BankFinancial Corporation	100.00	107.94	132.34	119.67
Russell 2000 Index	100.00	107.49	127.24	125.24
NASDAQ Bank Index	100.00	102.59	113.88	88.74
America’s Community Bankers NASDAQ Index	100.00	103.69	114.92	86.43

ITEM 6.	SELECTED FINANCIAL DATA

The following information is derived from the audited consolidated financial statements of the Company or, prior to June 24, 2005, BankFinancial MHC, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and related notes included elsewhere in this Annual Report.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,480,544	$1,613,298	$1,614,436	$1,492,782	$1,457,911
Loans, net	1,253,999	1,330,091	1,231,891	1,091,952	1,067,248
Loans held-for-sale	173	298	375	5,531	5,280
Securities available-for-sale at fair value	77,049	117,853	248,238	268,093	257,520
Goodwill	22,566	22,579	10,865	10,865	10,865
Core deposit intangible	7,769	9,648	8,248	9,882	11,583
Deposits	1,073,650	1,129,585	1,067,874	1,115,696	1,073,897
Borrowings	96,433	138,148	191,388	264,742	268,225
Equity	291,137	326,015	328,777	94,888	96,687

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$91,953	$94,086	$80,212	$66,738	$68,686
Interest expense	38,304	37,489	28,802	23,470	30,552

Net interest income	53,649	56,597	51,410	43,268	38,134
Provision (credit) for loan losses	697	(136)	518	(22)	(579)

Net interest income after provision (credit) for loan losses	52,952	56,733	50,892	43,290	38,713
Noninterest income	9,648	10,509	8,665	8,618	8,355
Noninterest expense (1)	52,482	52,370	44,206	50,715	64,061

Income (loss) before income tax expense	10,118	14,872	15,351	1,193	(16,993)
Income tax expense (benefit)	2,963	4,826	4,278	(264)	(7,415)

Net income (loss)	$7,155	$10,046	$11,073	$1,457	$(9,578)

Basic earnings per common share	$0.35	$0.45	$0.29	N.A.	N.A.
Diluted earnings per common share	$0.35	$0.45	$0.29	N.A.	N.A.

N.A. – Not applicable

(footnotes on following page)

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	0.47%	0.61%	0.70%	0.10%	(0.66%)
Return on equity (ratio of net income (loss) to average equity)	2.30	3.02	5.18	1.54	(9.98)
Net interest rate spread (2)	2.94	2.89	3.04	2.96	2.50
Net interest margin (3)	3.78	3.68	3.44	3.14	2.77
Efficiency ratio (4)	82.91	78.04	73.58	97.74	137.80
Noninterest expense to average total assets	3.42	3.19	2.79	3.46	4.39
Average interest-earning assets to average interest-bearing liabilities	130.95	132.67	120.45	110.49	111.72
Dividends declared per share	$0.28	$0.18	$—	N.A.	N.A.
Dividend payout ratio	90.6%	44.3%	—	N.A.	N.A.

Asset Quality Ratios:
Nonperforming assets to total assets	0.87%	0.57%	0.36%	0.44%	0.60%
Nonperforming loans to total loans	0.95	0.69	0.46	0.59	0.66
Allowance for loan losses to nonperforming loans	91.65	115.13	201.19	168.90	169.02
Allowance for loan losses to total loans	0.87	0.79	0.93	1.00	1.12
Net charge-offs (recoveries) to average loans outstanding	0.02	0.07	0.00	0.09	(0.01)

Capital Ratios:
Equity to total assets at end of period	19.66%	20.21%	20.36%	6.36%	6.63%
Average equity to average assets	20.32	20.25	13.48	6.45	6.58
Tier 1 leverage ratio (bank only)	13.95	15.05	13.82	7.12	7.18

Other Data:
Number of full service offices	18	18	16	16	16
Employees (full time equivalents)	425	438	451	446	482

(1)	Noninterest expense for the year ended December 31, 2004 includes $8.8 million of impairment loss on securities available-for-sale. Noninterest expense for the year ended December 31, 2003 includes $8.3 million of prepayment penalties related to the restructuring of Federal Home Loan Bank advances and $12.5 million of impairment loss on securities available-for-sale.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows focuses on the factors affecting our consolidated financial condition at December 31, 2007 and 2006, and our consolidated results of operations for the years ended December 31, 2007, 2006 and 2005. The consolidated financial statements and related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.

Overview

Loans. Net loans receivable decreased $76.1 million, or 5.7%, to $1.254 billion at December 31, 2007, from $1.330 billion at December 31, 2006, primarily due to planned decreases in construction and land loans and one- to four-family residential mortgage loans. Construction and land loans decreased by $20.7 million. One- to four-family residential mortgage loans decreased by $52.3 million, partially due to the securitization of $23.5 million of conforming adjustable-rate residential mortgage loans with Fannie Mae. Non-residential real estate loans increased by $5.2 million. Commercial loans decreased by $6.1 million and commercial leases increased by $5.7 million. Multi-family real estate loans decreased by $5.7 million. Future loan growth could be adversely affected by our unwillingness to compete for loans by relaxing our historical underwriting standards.

Securities Available for Sale. Securities available for sale decreased $40.8 million, or 34.6%, to $77.0 million at December 31, 2007, from $117.9 million at December 31, 2006. The primary reasons for the decrease were the maturing of $46.7 million in securities, excluding the activity in the short-term discount notes, and a negative $12.0 million change in market value principally related to our Freddie Mac preferred stocks. The decrease was partially offset by our securitization of $23.5 million of conforming adjustable-rate residential mortgage loans with Fannie Mae during the fourth quarter of 2007. We received securities in exchange for the securitized loans, and recorded no gain or loss on the transaction.

Deposits. Deposits decreased $55.9 million, or 5.0%, to $1.074 billion at December 31, 2007, from $1.130 billion at December 31, 2006. The decrease was primarily due to a $19.5 million decrease in wholesale certificates of deposit and a $37.8 million decrease in retail certificates of deposit.

Borrowings. Borrowings decreased $41.7 million, or 30.2%, to $96.4 million at December 31, 2007, from $138.1 million at December 31, 2006, primarily due to our decision to repay $66.0 million in maturing FHLB of Chicago advances.

Stockholders’ Equity. Total stockholders’ equity totaled $291.1 million at December 31, 2007, compared to $326.0 million at December 31, 2006. The decrease in total stockholder’s equity was primarily due to our repurchase of 2,077,923 shares of our common stock at an aggregate cost of $34.0 million, the declaration and payment of cash dividends totaling $6.5 million, and a $7.2 million decrease in accumulated other comprehensive income. These changes were partially offset by our 2007 net income of $7.2 million and a $5.6 million increase resulting from the vesting of stock based compensation and ESOP shares earned.

Net Income. We had net income of $7.2 million for the year ended December 31, 2007, compared to net income of $10.0 million in 2006 and $11.1 million in 2005. Our basic earnings per common share was $0.35 and $0.45 for the years ended December 31, 2007 and 2006, respectively. Our basic earnings per share for 2005 was $0.29, representing basic earnings per share for the partial year beginning on June 23, 2005, the date that we completed our mutual-to-stock conversion, and ending on December 31, 2005.

Net Interest Income. Net interest income decreased $3.0 million to $53.6 million for the year ended December 31, 2007, from $56.6 million for the year ended December 31, 2006. Among the principal factors contributing to the decrease in net interest income was a $4.1 million decrease in interest earned on investment securities available-for-sale due to a $117.0 million decline in the average investment securities available-for-sale balance. In addition, interest expense increased $815,000, primarily due to a 31 basis point increase in the average cost of interest-bearing liabilities.

Provision for Loan Losses. We recorded a provision for loan losses of $697,000 for the year ended December 31, 2007, compared to credit for loan losses of $136,000 for 2006 and a provision for loan losses of $518,000 for 2005.

Noninterest Income. Noninterest income totaled $9.6 million for the year ended December 31, 2007, compared to $10.5 million for 2006 and $8.7 million in 2005. The decrease from 2007 to 2006 was due in part to a $592,000 decrease in deposit service charges and fees, a $314,000 decrease in insurance commissions and annuities income and a $92,000 decrease in title insurance agency commissions and fees. Gains on the sale of securities totaled $399,000 for the year ended December 31, 2007, compared to $101,000 in 2006 and no gains or losses on the sale of securities in 2005. There was a $9,000 gain on the disposition of premises and equipment for the year ended December 31, 2007, compared to gains of $395,000 and $21,000 for the years ended December 31, 2006 and 2005, respectively.

Noninterest Expense. Noninterest expense for the year ended December 31, 2007 was $52.5 million, compared to $52.4 million for 2006 and $44.2 million for 2005. Compensation and benefits expense for 2007 included $5.1 million in stock-based compensation expense, compared to $5.4 million in 2006 and $718,000 in 2005. In addition, noninterest expense for 2007 included a $1.2 million pre-tax charge, which reflected our proportionate share of Visa’s estimated litigation obligations, compared to no such expense for the years ended December 31, 2006 and 2005.

Income Taxes. We recorded income tax expense of $3.0 million for the year ended December 31, 2007, compared to $4.8 million for 2006 and $4.3 million for 2005.

Key Strategic Initiatives And Events

Stock Repurchase Program. Our Board of Directors has authorized the repurchase of up to 3,605,384 shares of our common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. On September 28, 2007 the Board of Directors extended the expiration date of the share repurchase authorization until March 31, 2008. As of December 31, 2007, we had repurchased 3,055,223 shares of common stock at an aggregate cost of $51.2 million pursuant to this authorization.

Quarterly Cash Dividends. Our Board of Directors declared four quarterly cash dividends of $0.07 per share during 2007. Total cash dividends paid in 2007 were $6.5 million. On January 31, 2008, the Board of Directors declared a quarterly dividend of $0.07 per share payable on March 7, 2008.

Equity Incentive Plan. On June 27, 2006, our stockholders approved the BankFinancial Corporation 2006 Equity Incentive Plan, which authorized the Human Resources Committee of the Board of Directors to grant a variety of cash-based and equity-based incentive awards, including stock options, stock appreciation rights, restricted stock, performance shares and other incentive awards, to employees and directors aggregating up to 3,425,275 shares of our common stock. In 2006 and 2007, the Human Resources Committee awarded stock options to purchase 1,602,200 shares of our common stock and 833,450 shares of restricted stock to certain employees and directors of the Company. The 2006 Equity Incentive Plan was established by the Board of Directors to promote the long-term financial success of the Company, to attract, retain and reward persons who can and do contribute to such success, and to further align the participants’ interests with those of our stockholders.

On February 20, 2008, the Board of Directors approved certain amendments to the 2008 Board compensation program and the 2007 management incentive compensation program based on the recommendation of the Board’s Human Resources Committee. The Board determined that, commencing in March of 2008, the fee payable for service on the Board will be paid in the form of stock options instead of cash. The Board increased the value of the board fees by 10% to compensate the Directors for accepting the market risk associated with the stock option awards.

The amendments further provide that participants in the management incentive compensation program, including the Company’s Chief Executive Officer, Chief Financial Officer and certain other officers, may elect to receive some or all of the incentive compensation they earned for 2007 in the form of stock options instead of cash. If participants elect to receive stock options, they will receive that number of stock options with a grant date fair value (calculated according to the Company’s GAAP expense for the stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R,) equal to the amount of the cash incentive compensation foregone. Participants will receive additional stock options with a grant date fair value equal to 10% of the stock options received in lieu of the cash incentive award to compensate participants for the additional market risk associated with the stock option awards. The stock options granted in lieu of the cash incentive compensation will be fully vested at grant, while 50% of the additional options will vest on December 15, 2008 and the remaining 50% will vest on June 15, 2009.

Economic And Competitive Conditions

Business conditions exhibited increasing uncertainty as 2007 progressed. In general, market conditions were more competitive in 2007, especially with respect to the pricing for new and existing core deposit accounts. Pricing for high-quality loans worsened for most of 2007 but began to improve late in 2007 as capital market conditions deteriorated. The strength of the U.S. economy faltered as the year concluded; in response, the U.S. Treasury curve became more favorable for the Company in 2008.

We experienced modest growth in our combined multifamily/commercial real estate and commercial leasing portfolios. We also experienced stronger growth in our commercial loan portfolio, but our successful resolutions of certain healthcare loans resulted in a net balance reduction for 2007. Our residential and construction portfolios declined during the year consistent with our planning. We expect that the uncertainty surrounding the U.S. economy and certain real estate markets will increase the unpredictability of the volume of our loan originations and loan repayments in 2008.

Our overall loan portfolio quality remained essentially constant during 2007. We encountered isolated situations where multifamily or small commercial real estate borrowers were unable to properly manage their investment property cash flows or had difficulty maintaining occupancy due to neighborhood safety issues. We expect that most cases will be resolved during 2008 with little or no negative financial consequences for the Company.

Our construction loan portfolio quality remained stable as we reduced the portfolio balances significantly during 2007. We are closely monitoring the capability of certain borrowers to continue making debt service payments on their construction projects. We expect that there will be isolated cases where we elect not to renew certain construction loans and pursue either negotiated collateral dispositions or formal legal remedies if the borrower is unable to continue scheduled debt service or proposes unacceptable exit solutions.

As we expected, pursuant to our model, our general loan loss reserves continued to increase due to the changes in national and local economic risk factors. We continue to believe that adherence to our historical loan underwriting standards remains appropriate.

Deposits declined in 2007 due in part to our decision to reduce interest rates on higher-balance money market accounts and certificates of deposit consistent with overall declines in the Prime Rate and U.S. Treasury yields. Competition for deposits from certain institutions increased, however, as competitors maintained constant deposit interest rates on higher-balance checking, savings, money market and certificates of deposit accounts; accordingly, our customer retention activities resulted in balance migration to higher-yielding accounts. We expect the intensity of this competition to moderate to a limited extent in 2008, but this could be offset by the continued pressures from competitors with mortgage- or construction-related liquidity issues or competitors engaged in de novo branch office expansion.

Our net interest margin and net interest spread were relatively stable during the year. Nonetheless, we believe that such behavior may not necessarily continue because of further reductions in our construction and healthcare loan portfolios and continued deposit pricing pressures. These factors could be offset by a more favorable interest rate environment and potentially widening commercial credit spreads on multifamily and commercial real estate loans. In addition, on a comparative basis, other factors affecting net interest margin include the cumulative effects of our share repurchase program and the fact that our 2007 investment in Bank-Owned Life Insurance produces non-

interest income rather than interest income. We expect that these factors will continue to affect our net interest margin in future quarters; however, we are also focused on generating positive influences through the further diversification of our commercial credit portfolio, optimization of the overall mix of the loan portfolio and gathering non-interest bearing deposits from local small businesses.

Non-interest income declined in 2007 due in part to reduced fee income on deposit accounts and a lower volume of insurance-related sales. We believe that deposit fee income could improve modestly but Title Insurance and Wealth Management will not contribute as strongly to earnings in 2008 as in 2007.

Our focus on organizational efficiency resulted in a reduction of core operating expenses in 2007; overall expenses rose due to non-recurring factors involving a $250,000 fraud loss that we recorded in connection with claims that we settled with the bankruptcy trustee and our blanket bond carrier for defalcations committed by a third party loan servicing company and liabilities arising from our membership in Visa USA. We expect expenses for marketing (especially retail deposits and small business customers), commercial business development personnel and certain technology investments related to customer service and commercial loan operations to increase in 2008, but the increase is expected to be partially offset by continued targeted reductions in staff and expenses consistent with the results of performance reviews and new technology deployments.

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

Investment Securities. The classification and accounting for investment securities are discussed in detail in Note 1 of the Consolidated Financial Statements presented elsewhere herein. Under SFAS No 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities must be classified as held-to maturity, available-for sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources We are obligated to assess, at each reporting date whether there is an “other-than-temporary” impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income (loss). Investment securities are discussed in more detail in Note 4 to the Consolidated Financial Statements presented elsewhere herein.

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

Intangible Assets. Acquisitions accounted for under purchase accounting must follow SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires us to record as assets on our financial statements both goodwill, an intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired, and identifiable intangible assets such as core deposit intangibles and non-compete agreements. Under SFAS No. 142, we evaluate goodwill at least annually, or when business conditions suggest an impairment may have occurred, for impairment, and we will reduce its carrying value through a charge to earnings if impairment exists. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by us to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates that we used to determine the carrying value of our goodwill and identifiable intangible assets or which otherwise adversely affect their value or estimated lives could have a material adverse impact on our results of operations. As of December 31, 2007, our intangible assets consisted of goodwill of $22.6 million and core deposit intangibles of $7.8 million.

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the future servicing fees from the right to service loans in our loan servicing portfolio. Mortgage servicing rights are recognized as assets for the allocation value of retained servicing rights on loans sold. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires a number of estimates, the most critical of which is the mortgage loan prepayment speed assumption. The mortgage loan prepayment speed assumption is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of our mortgage servicing assets declines. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential declines in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by geographic and prepayment characteristics. Based on the significance of any changes in assumptions since the preceding appraisal, this valuation may include an independent appraisal of the fair value of our servicing portfolio.

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. No valuation allowances were required at December 31, 2007. Although we have determined a valuation allowance is not required for any deferred tax assets, there is no guarantee that these assets will be recognizable in the future.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Balance Sheet

Total assets decreased $132.8 million, or 8.2%, to $1.481 billion at December 31, 2007, from $1.613 billion at December 31, 2006. The principal reasons for the decrease in total assets were reductions in construction and land loans, one- to four-family residential mortgage loans, and securities.

Our loan portfolio consists primarily of investment and business loans, which make up approximately 72.0% of our gross loans. Net loans receivable decreased $76.1 million, or 5.7%, to $1.254 billion at December 31, 2007, from $1.330 billion at December 31, 2006, primarily due to planned decreases in construction and land loans and one- to four-family residential mortgage loans. Construction and land loans decreased by $20.7 million, or 24.3%, to $64.5 million. One- to four-family residential mortgage loans decreased by $52.3 million, or 13.2%, to $345.2 million, partially due to the securitization of $23.5 million of conforming adjustable rate residential mortgage loans with Fannie Mae. Commercial leases increased by $5.7 million, or 4.1%, to $144.8 million. Commercial loans decreased by $6.1 million, or 6.8%, to $83.2 million. Multi-family real estate loans decreased by $5.7 million, or 1.9%, to $291.4 million.

Our allowance for loan losses increased by $429,000, from $10.62 million at December 31, 2006 to $11.05 million at December 31, 2007, due principally to a $404,000 increase in the portion of the allowance for loan losses that we allocate to impaired loans pursuant to SFAS No. 114 and a $25,000 net increase in the general loan loss reserves that we establish pursuant to SFAS No. 5, “Accounting for Contingencies”, based on changes to the economic factors utilized in our model. As of December 31, 2007, our SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, allocation for impaired loans totaled $806,000.

Net securities available-for-sale decreased $40.8 million, or 34.6%, to $77.0 million at December 31, 2007, from $117.9 million at December 31, 2006. The primary reasons for the decrease were the maturing of $46.7 million in securities, excluding the activity in the short-term discount notes, and a negative $12.0 million change in market value principally related to our Freddie Mac preferred stocks. The decrease was partially offset by our securitization of $23.5 million of conforming adjustable rate residential mortgage loans with Fannie Mae during the fourth quarter of 2007. We received securities in exchange for the securitized loans, and recorded no gain or loss on the transaction.

Cash and cash equivalents decreased by $38.4 million to $28.9 million at December 31, 2007, compared to $67.3 million at December 31, 2006. The decrease was due in part to our purchase of $19.0 million of Bank-Owned Life Insurance during 2007. Other assets increased by $6.3 million, or 89.2%, to $13.3 million at December 31, 2007, from $7.0 million at December 31, 2006, principally due to an increase in deferred taxes.

Deposits decreased $55.9 million, or 5.0%, to $1.074 billion at December 31, 2007, from $1.130 billion at December 31, 2006. The decrease was primarily due to a $19.5 million, or 90.7%, decrease in wholesale certificates of deposit and a $37.8 million, or 11.0%, decrease in retail certificates of deposit. Total core deposits (savings, money market, noninterest bearing demand and NOW accounts) increased slightly as a percentage of total deposits, representing 71.3% of total deposits at December 31, 2007, compared to 69.4% of total deposits at December 31, 2006.

Borrowings decreased $41.7 million, or 30.2%, to $96.4 million at December 31, 2007, from $138.1 million at December 31, 2006, primarily due to our decision to repay $66.0 million in maturing FHLB of Chicago advances. Overall, FHLB of Chicago advances decreased $48.5 million, or 37.3%, to $81.5 million, from $130.0 million at December 31, 2006.

Total stockholders’ equity totaled $291.1 million at December 31, 2007, compared to $326.0 million at December 31, 2006. The decrease on total stockholder’s equity was primarily due to our repurchase of 2,077,923 shares of our common stock at an aggregate cost of $34.0 million, the declaration and payment of cash dividends totaling $6.5 million, and a $7.2 million decrease in accumulated other comprehensive income due principally to a change in the fair value of our investments in Freddie Mac preferred stock. These changes were partially offset by our 2007 net income of $7.2 million and a $5.6 million increase resulting from the vesting of stock based compensation and ESOP shares earned.

Loan Portfolio

We originate multi-family mortgage loans, nonresidential real estate loans, commercial loans, commercial leases, and construction and land loans. In addition, we originate one- to four-family residential mortgage loans and consumer loans. We also purchase and sell loan participations from time to time. The following briefly describes our principal loan products.

Multi-family Mortgage Loans. Loans secured by multi-family mortgages totaled approximately $291.4 million, or 23.1% of our total loan portfolio at December 31, 2007. Multi-family mortgage loans generally are secured by multi-family rental properties, such as apartment buildings, including subsidized apartment units. The majority of our multi-family mortgage loans have adjustable interest rates following an initial fixed-rate period, typically between three and five years.

Nonresidential Real Estate Loans. Loans secured by nonresidential real estate totaled $325.9 million, or 25.8% of our total loan portfolio at December 31, 2007. We emphasize nonresidential real estate loans with initial principal balances between $1.0 million and $5.0 million. The nonresidential real estate properties securing these loans are predominantly office buildings, light industrial buildings, shopping centers and mixed-use developments and, to a lesser extent, more specialized properties such as nursing homes and other healthcare facilities. Substantially all of our nonresidential real estate loans are secured by properties located in our primary market area. Our nonresidential real estate loans are typically written as three- or five-year adjustable-rate mortgage loans or mortgage loans with balloon maturities of three or five years. Amortization of these loans is typically based on 20- to 25-year payout schedules. We also originate some 15-year fixed-rate, fully amortizing loans.

Commercial Loans. Commercial loans totaled $83.2 million, or 6.6% of our total loan portfolio at December 31, 2007. These totals include unsecured commercial loans with an aggregate outstanding balance of $9.4 million. We generally make commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to five years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index.

Commercial Leases. Commercial leases totaled $144.8 million, or 11.5% of our total loan portfolio at December 31, 2007. Our commercial leases are secured primarily by technology equipment, material handling equipment, and other capital equipment through an assignment of the lease and a security interest in the equipment being leased. Leases generally are non-recourse to the leasing company. Consequently, we underwrite leases by examining the creditworthiness of the lessee rather than the lessor. The lessee acknowledges our security interest in the leased equipment and generally agrees to send lease payments directly to us. Lessees tend to be publicly-traded companies with a public debt rating or companies that have not issued public debt and therefore do not have a public debt rating. As of December 31, 2007, 53.1% of our commercial lease portfolio involved lessees with investment-grade rated debt, 5.5% involved lessees with debt rated below investment-grade, and 41.4% involved lessees with no public debt rating. We require that a maximum of 10% of our commercial lease portfolio can involve lessees with debt rated below investment-grade. Ratings are determined by Moody’s, Standard & Poors, Fitch, or AM Best’s or an equivalent rating. Commercial leases have a maximum maturity of nine years and a maximum outstanding credit exposure of $11.4 million to any single entity. Leases to companies without public debt ratings generally involve companies with net worth in excess of $25.0 million and are subjected to the same internal credit analysis as any other commercial customer. Commercial leases to these lessees have a maximum maturity of seven years and a maximum outstanding credit exposure of $11.4 million.

Construction and Land Loans. Construction and land loans amounted to $64.5 million, or 5.1% of the total loan portfolio at December 31, 2007. These loans generally consist of land acquisition loans to help finance the purchase of land intended for further development, including single-family houses, multi-family housing and commercial income property, development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder, often in conjunction with development loans. In general, the maximum loan-to-value ratio for a land acquisition loan is 65% of the appraised value of the property, and the maximum term of these loans is two years. The maximum amount loaned on a development loan is generally limited to the cost of the improvements, and advances are made in accordance with a schedule reflecting the cost of the improvements. Advances are generally limited to 90% of actual construction costs and, as required by applicable regulations, a 75% loan to completed appraised value ratio.

One- to Four-Family Residential Mortgage Lending. Conforming and non-conforming fixed-rate and adjustable-rate residential mortgage loans totaled $345.2 million, or 27.3% of our total loan portfolio at December 31, 2007, including home equity loans and lines of credit totaling $17.2 million, or 1.4% of our total loan portfolio, and $77.2 million, or 6.1% of our total loan portfolio, respectively. We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which is currently $417,000 for single-family homes. Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%. At December 31, 2007, our adjustable-rate residential mortgage loan portfolio totaled $175.9 million, and included $71.5 million in loans that reprice once a year and $104.4 million in loans that reprice periodically after an initial fixed-rate period of three years or more. During 2007 and 2005, we securitized some of our conforming adjustable-rate residential mortgage loans and retained the servicing rights. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence.

We also originate loans above conforming limits, referred to as “jumbo loans,” that have been underwritten to the credit standards of Fannie Mae. These loans are generally eligible for sale to various firms that specialize in the purchase of such non-conforming loans. In our market, the Chicago metropolitan area, larger residential loans are not uncommon. We also originate loans that do not fully meet the credit standards of Fannie Mae if they are deemed to be acceptable risks given their favorable compensating risk factors. In general, we do not originate or purchase loans with underwriting characteristics that, taken together, are materially lower than the credit standards of Fannie Mae.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential	$345,245	27.33%	$397,545	29.71%	$404,196	32.63%	$362,701	32.97%	$350,275	32.54%
Multi-family mortgage	291,395	23.07	297,131	22.20	280,238	22.62	241,713	21.97	240,733	22.36
Nonresidential real estate	325,885	25.80	320,729	23.97	275,418	22.23	277,380	25.22	270,128	25.09
Construction and land	64,483	5.10	85,222	6.37	80,705	6.52	59,369	5.40	64,403	5.98
Commercial loans	83,233	6.59	89,346	6.68	68,988	5.58	63,727	5.79	67,950	6.31
Commercial leases	144,841	11.47	139,164	10.40	121,898	9.84	86,362	7.85	72,962	6.78
Consumer	3,506	0.28	4,045	0.30	2,022	0.16	2,755	0.25	3,502	0.32
Other (1)	4,544	0.36	4,959	0.37	5,219	0.42	6,044	0.55	6,621	0.62

Total loans	1,263,132	100.00%	1,338,141	100.00%	1,238,684	100.00%	1,100,051	100.00%	1,076,574	100.00%

Loans in process	(168)		148		2,180		824		993
Net deferred loan origination costs	2,086		2,424		2,541		2,096		1,715
Allowance for loan losses	(11,051)		(10,622)		(11,514)		(11,019)		(12,034)

Total loans, net	$1,253,999		$1,330,091		$1,231,891		$1,091,952		$1,067,248

(1)	Includes municipal loans.

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2007. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Within One Year	One Year Through Five Years	Beyond Five Years	Total
	(Dollars in thousands)
Scheduled Repayments of Loans:
One- to four-family residential	$40,429	$62,328	$242,488	$345,245
Multi-family mortgage	18,548	97,919	174,928	291,395
Nonresidential real estate	100,565	189,952	35,368	325,885
Construction and land	55,842	8,394	247	64,483
Commercial loans, leases and other	135,510	91,561	5,547	232,618
Consumer	2,346	745	415	3,506

Total loans	$353,240	$450,899	$458,993	$1,263,132

				Total
Loans maturing after one year:
Predetermined (fixed) interest rates				$463,401
Adjustable interest rates				446,491

Total loans				$909,892

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we believe that there is sufficient reason to question the borrower’s ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting polices. We may have loans classified as 90 days or more delinquent and still accruing. Generally, the Bank does not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after period end date or; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection or; (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At December 31, 2007 and 2006, we had no loans in this category.

At December 31, 2007, we had nonaccrual loans of $12.1 million, an increase of $2.8 million from December 31, 2006. Increases in nonaccrual loans occurred in multifamily real estate loans ($3.0 million), commercial loans ($332,000), construction and land loans ($988,000) and commercial leases ($65,000). Decreases in nonaccrual loans occurred in nonresidential real estate loans ($1.6 million) and one- to four-family residential loans ($16,000). At December 31, 2007, no accrued interest on nonaccrual loans has been recognized. The increase in nonaccrual multifamily loans was due in substantial part to our placing on non-accrual status a $2.7 million loan that is secured by an apartment building located in a northern Chicago suburb. We placed the loan on non-accrual status because the borrowers used the investment property cash flow to make equity investor distributions rather than to make scheduled loan payments that were due on or before December 31, 2007. We subsequently entered into a forbearance agreement with the borrowers that is expected to restore the loan to accrual status by the end of the first quarter of 2008. The same borrowers have a second loan that is secured by a similarly-situated apartment building that remained on accrual status as of December 31, 2007. At December 31, 2007, the gross non-accrued interest totaled $470,000.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned (“REO”) until such time as it is sold. When real estate is acquired through foreclosure, or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At December 31, 2007, we had REO consisting of a one- to four- family residential property with a fair value of $252,000 and two nonresidential real estate properties with a fair value of $568,000; at December 31, 2006 we had no REO. The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets at the dates indicated.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family residential	$2,196	$2,212	$1,484	$1,725	$2,793
Multi-family mortgage	4,186	1,165	477	1,226	—
Nonresidential real estate	2,823	4,378	2,464	2,093	3,616
Construction and land	988	—	—	—	345
Commercial loans	1,751	1,419	1,159	1,259	366
Commercial leases	112	47	139	221	—
Consumer	2	5	—	—	—

Total nonperforming loans	12,058	9,226	5,723	6,524	7,120

Real estate owned:
One- to four-family residential	252	—	153	—	749
Nonresidential real estate	568	—	—	—	—
Land	—	—	—	—	885

Total real estate owned	820	—	153	—	1,634

Total nonperforming assets	$12,878	$9,226	$5,876	$6,524	$8,754

Ratios:
Nonperforming loans to total loans	0.95%	0.69%	0.46%	0.59%	0.66%
Nonperforming assets to total assets	0.87	0.57	0.36	0.44	0.60

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

On the basis of our review of our assets at December 31, 2007, classified assets consisted of substandard assets of $27.4 million and doubtful assets of $562,000, and we had no loans classified as loss assets. The classified assets total includes $8.5 million of nonperforming loans. Included in substandard assets are $16.7 million of loans to healthcare providers. As of December 31, 2007, we had not taken any charge-offs on loans to healthcare providers, but we established a specific loan loss reserve allowance in the amount of $259,000 for loans to one healthcare provider with an aggregate principal balance of $6.3 million. As of December 31, 2007, we had $9.6 million of assets designated as special mention, which includes $9.2 million of loans to healthcare providers.

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

We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable incurred losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of two components:

•

specific allowances established for any impaired multi-family mortgage, nonresidential real estate, construction and land, commercial, and commercial lease loans for which the recorded investment in the loan exceeds the measured value of the loan;

•

general allowances for loan losses for each loan type based on historical loan loss experience; and adjustments to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable incurred losses for each loan type.

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

We evaluate the allowance for loan losses based upon the combined total of the specific and general components. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable incurred losses than would be the case without the increase. Conversely, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology generally results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

We regularly review our loan portfolio to determine whether any loans require classification in accordance with applicable regulations. When we classify loans as either substandard or doubtful, we review the collateral and future cash flow projections to determine if a specific reserve is necessary. The allowance for loan losses represents amounts that have been established to recognize incurred losses in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem loans as loss, we charge-off such amount. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. Our determination as to the risk classification of our loans and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$10,622	$11,514	$11,019	$12,034	$12,461

Charge-offs:
One- to four-family residential	(10)	—	—	—	(29)
Multi-family mortgage	—	—	—	—	—
Nonresidential real estate	—	—	—	(1,127)	—
Construction and land	—	—	—	—	—
Commercial loans	(237)	(946)	(49)	(218)	(368)
Commercial leases	—	—	—	—	—
Consumer	(58)	(26)	(66)	(48)	(36)

Total charge-offs	(305)	(972)	(115)	(1,393)	(433)

Recoveries:
One- to four-family residential	—	—	—	68	26
Multi-family mortgage	—	—	—	—	—
Nonresidential real estate	—	—	—	—	275 (1)
Construction and land	—	—	—	—	—
Commercial loans	14	—	88	311	278
Commercial leases	—	—	—	—	—
Consumer	23	4	4	21	6

Total recoveries	37	4	92	400	585

Net (charge-offs) recoveries	(268)	(968)	(23)	(993)	152
Allowance of acquired bank	—	212	—	—	—
Provision (credit) for loan losses	697	(136)	518	(22)	(579)

Balance at end of year	$11,051	$10,622	$11,514	$11,019	$12,034

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.02%	0.07%	0.00%	0.09%	(0.01)%
Allowance for loan losses to nonperforming loans	91.65	115.13	201.19	168.90	169.02
Allowance for loan losses to total loans	0.87	0.79	0.93	1.00	1.12

(1)	Recoveries relate to loans previously charged off by Success Bancshares.

Net Charge-offs and Recoveries

Net charge-offs decreased by $700,000 to $268,000 for the year ended December 31, 2007, from $968,000 for the year ended December 31, 2006. Total charge-offs decreased by $667,000 to $305,000 for the year ended December 31, 2007, from $972,000 for the year ended December 31, 2006. Total recoveries in 2007 increased by $33,000 to $37,000, compared to $4,000 in 2006.

Net charge-offs increased by $945,000 to $968,000 for the year ended December 31, 2006, from $23,000 for the year ended December 31, 2005. Total charge-offs increased by $857,000 to $972,000 for the year ended December 31, 2006, from $115,000 for the year ended December 31, 2005. Total recoveries in 2006 decreased by $88,000, compared to 2005.

We recorded a provision for loan losses of $697,000 in 2007, compared to a credit for loan losses of $136,000 in 2006 and a provision for loan losses of $518,000 in 2005.

Allocation of Allowance for Loan Losses

The following table sets forth our allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2007			2006			2005
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential	$1,823	$345,245	27.33%	$1,855	$397,545	29.71%	$1,418	$404,196	32.63%
Multi-family mortgage	2,206	291,395	23.07	1,908	297,131	22.20	2,102	280,238	22.62
Nonresidential real estate	3,055	325,885	25.80	2,846	320,729	23.97	3,423	275,418	22.23
Construction and land	937	64,483	5.10	1,120	85,222	6.37	1,210	80,705	6.52
Commercial loans	1,726	83,233	6.59	1,667	89,346	6.68	2,362	68,988	5.58
Commercial leases	1,174	144,841	11.47	1,112	139,164	10.40	718	121,898	9.84
Consumer	45	3,506	0.28	40	4,045	0.30	17	2,022	0.16
Other (1)	85	4,544	0.36	74	4,959	0.37	104	5,219	0.42
Unallocated	—	—	—	—	—	—	160	—	—

Total	$11,051	$1,263,132	100.00%	$10,622	$1,338,141	100.00%	$11,514	$1,238,684	100.00%

	At December 31,
	2004			2003
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential	$1,289	$362,701	32.97%	$1,322	$350,275	32.54%
Multi-family mortgage	1,950	241,713	21.97	1,797	240,733	22.36
Nonresidential real estate	3,304	277,380	25.22	4,313	270,128	25.09
Construction and land	899	59,369	5.40	976	64,403	5.98
Commercial loans	2,736	63,727	5.79	2,908	67,950	6.31
Commercial leases	543	86,362	7.85	365	72,962	6.78
Consumer	18	2,755	0.25	26	3,502	0.32
Other (1)	121	6,044	0.55	166	6,621	0.62
Unallocated	159	—	—	161	—	—

Total	$11,019	$1,100,051	100.00%	$12,034	$1,076,574	100.00%

(1)	Includes municipal loans.

Investment Securities

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

At December 31, 2007, our debt securities consisted of mortgage-backed pass-through securities issued or sponsored by Fannie Mae, Freddie Mac or Ginnie Mae, collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”) guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, SBA guaranteed loan participation certificates, and municipal securities. Our equity securities consisted almost entirely of shares of two floating rate preferred stocks issued by Freddie Mac, a government-sponsored enterprise and one Freddie Mac fixed-rate preferred stock. All securities were classified as available for sale pursuant to SFAS No. 115 as of December 31, 2007, 2006 and 2005.

We hold the FHLBC common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost and fair value of our FHLBC common stock as of December 31, 2007 was $15.6 million based on its par value. There is no market for our FHLBC common stock. Due to our receipt of stock dividends and a reduction of our outstanding FHLBC advances, we owned shares of FHLBC common stock at December 31, 2007 with a par value that was $8.4 million more than we were required to own, to maintain our membership, in the Federal Home Loan Bank System and to be eligible to obtain advances (“excess” or “voluntary” capital stock). During 2006, the FHLBC undertook limited redemptions of excess or voluntary capital stock. We redeemed $9.6 million of excess or voluntary FHLBC capital stock in 2006.

On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the Federal Housing Finance Board (the “Director”). The order also provides that dividend declarations are subject to the prior written approval of the Director and that the FHLBC must submit a Capital Structure Plan to the Federal Housing Finance Board. Since that time, the FHLBC has announced that it would not pay a dividend in the fourth quarter of 2007, and that it is engaged in merger discussions with the Federal Home Loan Bank of Dallas but has not yet entered into a merger agreement.

The following table sets forth the composition, amortized cost and fair value of our securities available for sale at the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment Securities:
Municipal securities	$2,210	$2,272	$2,660	$2,711	$3,085	$3,145
SBA guaranteed loan participation certificates	595	592	628	623	1,859	1,853
Equity securities:
Freddie Mac	38,275	31,225	38,275	43,112	65,600	67,375
Fannie Mae	—	—	—	—	18,360	19,795
Other debt securities	—	—	45,746	45,723	—	—

Total investment securities available-for-sale	41,080	34,089	87,309	92,169	88,904	92,168

Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	34,536	34,522	14,506	14,630	146,433	143,098
Freddie Mac	3,633	3,641	3,967	3,971	10,182	10,009
Ginnie Mac	1,138	1,114	1,238	1,202	1,349	1,321
CMOs and REMICs	3,649	3,683	5,841	5,881	1,615	1,642

Total mortgage-backed securities available-for-sale	42,956	42,960	25,552	25,684	159,579	156,070

Total securities available-for-sale	$84,036	$77,049	$112,861	$117,853	$248,483	$248,238

We determine the fair value of our investment securities in accordance with the guidance set forth in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” Pursuant to this guidance, we determine fair value based on the most recent quoted market price, if available, for the security as of the applicable balance sheet date. If a quoted market price for a specific security is not currently available, we estimate the fair value based on the quoted market price of another security with similar characteristics, adjusted to reflect objectively measurable differences such as coupon rates and reset dates. In the absence of current quoted market prices for the same or a similar security, we use other valuation techniques to determine fair value, such as obtaining broker-dealer valuations or estimating fair value based on valuation modeling. The fair value of a security is used to determine the amount of any unrealized losses that must be reflected in our other comprehensive income and the net book value of our investment securities. Similarly, if we determine that a security is other-than-temporarily impaired under Securities and Exchange Commission Codification of Staff Accounting Bulletins, Topic 5: “Miscellaneous Accounting – Item M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, we use the fair value of the security to determine the amount of the impairment loss and the adjusted cost basis for the security.

The only securities in our investment portfolio that had significant declines in fair value at December 31, 2007 were our Freddie Mac preferred stocks. The adjusted cost basis for these securities was $38.3 million at December 31, 2007, and their fair value at that date was $31.2 million, based on quoted market prices for these securities. The quoted market prices for these securities have been volatile in recent months on generally low trading volumes. We evaluated these securities for impairment at December 31, 2007 and concluded that the declines were primarily attributable to changes in market volatility and market interest rates rather than credit quality or other issuer-specific factors. Since the Company has the ability and intent at December 31, 2007, to hold these investments until a recovery occurs and the carrying cost of these securities is projected to recover as market interest rates change and or the securities approach maturity, the Company did not consider the declines in fair value to be other-than-temporary impairments. A number of factors or combinations of factors could cause us to conclude, in one or more future reporting periods, that an existing unrealized loss constitutes an impairment that is other than temporary with respect to these securities. See Risk Factors, We Could Record Future Losses on Our Holdings of Freddie Mac Preferred Stock. No significant unrealized losses existed at December 31, 2006 with respect to our marketable equity securities, including our Freddie Mac floating rate preferred stocks.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2007 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis as the amount is immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	$—	—%	$—	—%	$1,637	5.21%	$32,899	4.91%	$34,536	4.93%	$34,522
Freddie Mac	15	6.50	7	6.25	788	6.38	2,823	5.78	3,633	5.93	3,641
Ginnie Mae	—	—	—	—	—	—	1,138	5.06	1,138	5.06	1,114
CMOs and REMICs	—	—	951	4.63	56	5.45	2,642	5.33	3,649	5.14	3,683

Total	15	6.50	958	4.64	2,481	5.58	39,502	5.01	42,956	5.03	42,960

Investment Securities:
Municipal securities	475	4.20	1,385	4.37	350	4.53	—	—	2,210	4.36	2,272
SBA guaranteed loan participation certificates	—	—	—	—	126	5.75	469	5.46	595	5.52	592
Equity securities	—	—	—	—	—	—	38,275	4.98	38,275	4.98	31,225

Total	475	4.20	1,385	4.37	476	4.47	38,744	4.98	41,080	4.95	34,089

Total securities available-for-sale	$490	4.27%	$2,343	4.48%	$2,957	5.46%	$78,246	5.00%	$84,036	4.99%	$77,049

Sources of Funds

Deposits. At December 31, 2007, our deposits totaled $1.074 billion. Interest-bearing deposits totaled $962.1 million and noninterest-bearing demand deposits totaled $111.6 million. NOW, savings and money market deposits totaled $654.5 million at December 31, 2007. Demand deposits at December 31, 2007 included $5.0 million in internal checking accounts, such as bank cashier checks and money orders and $3.5 million in title insurance escrow funds. At December 31, 2007, we had a total of $307.6 million in certificates of deposit, of which $269.5 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service, competitive pricing, our Internet Branch and related deposit services such as cash management to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits because they are more difficult to retain than core deposits. At December 31, 2007, we had a total of $2.0 million of brokered certificates of deposits.

The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	Years Ended December 31,
	2007			2006			2005
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Retail	$29,936	2.74%	—%	$33,020	3.00%	—%	$23,512	2.10%	—%
Commercial	86,620	7.91	—	90,594	8.24	—	85,435	7.62	—

Total demand deposits	116,556	10.65	—	123,614	11.24	—	108,947	9.72	—
NOW deposits	282,670	25.82	2.42	241,378	21.95	1.71	268,404	23.93	0.85
Savings deposits	106,870	9.76	0.78	123,413	11.22	0.83	128,867	11.49	0.78
Money market deposits	260,256	23.77	4.25	252,109	22.93	4.00	223,334	19.92	2.84
Certificates of deposit	328,371	30.00	4.48	359,119	32.66	4.10	391,883	34.94	2.79

Total deposits	$1,094,723	100.00%		$1,099,633	100.00%		$1,121,435	100.00%

The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2007.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$74,950	$60,013	$70,670	$32,381	$238,014
Certificates of deposit of $100,000 or more	26,088	22,502	15,229	5,784	69,603

Total of certificates of deposit	$101,038	$82,515	$85,899	$38,165	$307,617

Borrowings. Our borrowings consist primarily of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance at end of year	$96,433	$138,148	$191,388
Average balance during year	104,782	183,286	229,355
Maximum outstanding at any month end	139,366	241,048	274,311
Weighted average interest rate at end of year	4.71%	4.30%	3.72%
Average interest rate during year	4.64%	4.11%	3.58%

At December 31, 2007, we had the ability to borrow an additional $206.9 million under our credit facilities with the FHLBC. Furthermore, we had unpledged securities that could be used to support borrowings in excess of $25.0 million.

At December 31, 2007, we had available pre-approved overnight federal funds borrowing capacity of $65.0 million. At December 31, 2007, there were no outstanding federal funds borrowings. At December 31, 2007, we also had a line of credit available with the Federal Reserve Bank of Chicago for $3.1 million. At December 31, 2007, there was no outstanding balance on the line of credit.

Comparison of Operating Results For the Years Ended December 31, 2007, 2006 and 2005

Net Income

Comparison of Year 2007 to 2006. We recorded net income of $7.2 million for the year ended December 31, 2007, compared to net income of $10.0 million for the year ended December 31, 2006. The principal factors affecting the change in net income from year to year included a $2.9 million, or 5.2%, decrease in our net interest income; an $833,000 increase in our provision for loan losses, a $861,000, or 8.2%, decrease in noninterest income, and a $112,000, or 0.2%, increase in noninterest expense; These reductions to income were offset by a $1.9 million, or 38.6%, decrease in income tax expense. Our operating results for 2007 were unfavorably impacted by a pre-tax charge of $1.2 million, which reflected our proportionate share of Visa’s estimated litigation obligations. The charge was recorded because the Bank, like other Visa USA members, is obligated to share expenses resulting from certain Visa litigation, proportionately with its ownership interests in Visa USA. If Visa USA’s initial public offering is completed as planned, our proportionate share of the proceeds of the initial offering is expected to offset or exceed the amount of this charge. Our operating results for 2007 also included $5.1 million in expenses for equity-based compensation and benefits, compared to $5.4 million for 2006. Our earnings per share of common stock for year ended December 31, 2007 was $0.35 per share. Earnings per share for the year ended December 31, 2006 was $0.45.

Comparison of Year 2006 to 2005. We recorded net income of $10.0 million for the year ended December 31, 2006, compared to net income of $11.1 million for the year ended December 31, 2005. The principal factors affecting the change in net income from year to year included a $5.2 million, or 10.1%, increase in our net interest income; a $1.8 million, or 21.3%, increase in noninterest income; and a $654,000 decrease in our provision for loan losses. These increases were offset by an $8.2 million, or 18.5%, increase in noninterest expense; and a $548,000, or 12.8%, increase in income tax expense. Our net income for the full year 2006 and for the last six months of 2005 was favorably affected by the completion of our mutual-to-stock conversion on June 23, 2005, and reflected increased interest income and reduced interest expense on borrowings resulting from our deployment of the net proceeds from the subscription offering undertaken in connection with the mutual-to-stock conversion, which totaled $220.7 million (excluding the $19.6 million in stock purchased by our ESOP), to increase average interest-earning assets and reduce average borrowings and wholesale deposits. Our operating results for 2006 included $5.4 million in expenses for equity-based compensation and benefits, compared to $717,000 for 2005, relating to equity-based awards that were made during the third and fourth quarters of 2006 pursuant to the Equity Incentive Plan that our stockholders approved in June of 2006, and additional expenses arising from our first full year of making contributions to the ESOP that we established in connection with our mutual-to-stock conversion in June of 2005. Our 2005 net income was also negatively affected by a $388,000 yield adjustment amortization expense, pre-tax, relating to our restructuring of $170.0 million of Federal Home Loan Bank borrowings in July 2003. There was no remaining yield adjustment amortization expense recorded during 2006. Our earnings per share of common stock for year ended December 31, 2006 was $0.45 per share. Earnings per share for the year ended December 31, 2005 was $0.29 and only includes the net income for the period for which common shares were outstanding which was from the completion of our mutual-to-stock conversion on June 23, 2005 through December 31, 2005.

Net Interest Income

Comparison of Year 2007 to 2006. Net interest income decreased by $2.9 million, or 5.2%, to $53.6 million for the year ended December 31, 2007, from $56.6 million for the year ended December 31, 2006. Our net interest rate spread increased by five basis points to 2.94% for the year ended December 31, 2007, from 2.89% for the year ended December 31, 2006. Our net interest margin increased by 10 basis points to 3.78% for the year ended December 31, 2007, from 3.68% for the year ended December 31, 2006. Our average interest-earning assets decreased $119.9 million to $1.418 billion in 2007, from $1.538 billion in 2006, and our average interest-bearing liabilities decreased $76.4 million to $1.083 billion in 2007, from $1.159 billion in 2006.

Interest income decreased by $2.1 million, or 2.3%, to $92.0 million for the year ended December 31, 2007, from $94.1 million for the year ended December 31, 2006. The decrease in interest income resulted primarily from a $119.9 million decrease in total average interest-earning assets to $1.418 billion for the year ended December 31, 2007, from $1.538 billion for the year ended December 31, 2006. This decrease in total average interest-earning assets was partially offset by a 36 basis point increase in the average yield on interest earning assets to 6.48% for the year ended December 31, 2007, from 6.12% for the year ended December 31, 2006.

Interest income on loans increased by $2.1 million, or 2.5%, to $85.6 million for the year ended December 31, 2007, from $83.5 million for the year ended December 31, 2006. The increase in interest income on loans resulted primarily from a 17 basis point increase in the average yield on loans to 6.60% for the year ended December 31, 2007, from 6.43% for the year ended December 31, 2006, due to higher market interest rates. The increase in the average yield on loans was partially offset by a $2.3 million, or 0.2%, decrease in the average balance of loans outstanding to $1.297 billion for the year ended December 31, 2007, from $1.300 billion for the year ended December 31, 2006.

Interest income on securities available-for-sale decreased $4.1 million, or 44.9%, to $5.1 million for the year ended December 31, 2007, from $9.2 million for the year ended December 31, 2006. The decrease resulted primarily from a planned $117.0 million decrease, or 57.4%, in the average balance of securities available-for-sale to $86.9 million for the year ended December 31, 2007, from $203.9 million for the year ended December 31, 2006, based on our determination in the latter half of 2006 that the flat or inverted yield curve environment did not present profitable opportunities for carrying such additional investments.

Dividend income on our FHLBC common stock decreased $365,000, or 50.4%, to $359,000 for the year ended December 31, 2007, from $724,000 for the year ended December 31, 2006. The average balance of these securities decreased by $6.2 million to $15.6 million for the year ended December 31, 2007, due to the redemption of $9.8 million of these securities in 2006. The FHLBC did not pay any dividends in the fourth quarter of 2007. As a result, the average annual dividend yield on our FHLBC common stock decreased to 2.30% for the year ended December 31, 2007, from 3.32% for the year ended December 31, 2006.

Interest income on interest-bearing deposits in other financial institutions increased $261,000, or 38.6%, to $937,000 for the year ended December 31, 2007, from $676,000 for the year ended December 31, 2006. The average balance of these interest-bearing deposits increased by $5.5 million to $18.2 million for the year ended December 31, 2007. The average yield on our interest-bearing deposits decreased to 5.14% for the year ended December 31, 2007, from 5.32% for the year ended December 31, 2006.

Interest expense increased by $815,000, or 2.2%, to $38.3 million for the year ended December 31, 2007, from $37.5 million for the year ended December 31, 2006. The increase was due to increased interest expense on deposits, which was partially offset by decreased interest expense on borrowings.

Interest expense on deposits increased by $3.5 million, or 11.6%, to $33.4 million for the year ended December 31, 2007, from $30.0 million for the year ended December 31, 2006. The increase in interest expense on deposits was primarily due to a 35 basis point increase in the average rates paid on deposits, and a $2.1 million, or 0.2%, net increase in the average balance of deposits. The average balances of money market deposits increased $8.1 million, or 3.2%, and NOW deposits increased $41.3 million, or 17.1%, for the year ended December 31, 2007, respectively. The average balances of savings accounts decreased $16.5 million, or 13.4%, and the average balances of certificates of deposit decreased $30.7 million, or 8.6%, respectively, for the year ended December 31, 2007. The average balance of wholesale certificates of deposit decreased $18.8 million, or 67.1%, due to our decision to reduce these types of deposits. The average cost of deposits was 3.42% for the year ended December 31, 2007, compared to 3.07% for the year ended December 31, 2006. The average rate on savings accounts decreased five basis points to 0.78% from 0.83%, but all other categories of interest-bearing deposit accounts showed increases in average rates paid for 2007 compared to 2006. On a year over year basis, the average cost of money market accounts increased 25 basis points to 4.25%, from 4.00%, the average cost of NOW accounts increased 71 basis points to 2.42%, from 1.71%, and the average cost of certificates of deposit increased 38 basis points to 4.48%, from 4.10%.

Interest expense on borrowings decreased by $2.7 million, or 35.5%, to $4.9 million for the year ended December 31, 2007, from $7.5 million for the year ended December 31, 2006. This decrease was due in principal part to a $78.5 million, or 42.8%, decrease in the average balance of borrowings resulting from our decision to repay $66.0 million in maturing FHLB of Chicago advances. This decrease in the average balance of borrowings was partially offset by a 53 basis point increase in the average cost of such borrowings to 4.64% for the year ended December 31, 2007, from 4.11% for the year ended December 31, 2006.

Comparison of Year 2006 to 2005. Net interest income increased by $5.2 million, or 10.1%, to $56.6 million for the year ended December 31, 2006, from $51.4 million for the year ended December 31, 2005. Our net interest rate spread decreased by 15 basis points to 2.89% for the year ended December 31, 2006, from 3.04% for 2005. The decrease resulted primarily from the flattening and inverting of the yield curve that has occurred, and increasing competition in the Chicago banking market for loans and deposits. Notwithstanding these market conditions and the resulting decrease in our net interest rate spread, our net interest margin increased by 24 basis points to 3.68% for 2006, from 3.44% for 2005, due to our deployment of the $220.7 million in net proceeds of our subscription offering to retire term debt and reduce borrowings and wholesale deposits, and our replacement of a significant portion of the short-term securities and interest-bearing deposits in which the offering proceeds were initially invested with higher yielding loans. As expected, our acquisition of University National Bank on April 5, 2006, helped to mitigate the adverse impact that these market conditions had on our net interest margin. In addition, our average interest earning assets increased $42.2 million to $1.538 billion in 2006, from $1.496 billion in 2005, and our average interest-bearing liabilities decreased $82.5 million to $1.159 billion in 2006, from $1.242 billion in 2005, principally as a result of our deployment of the net proceeds of our subscription offering. Our net interest income for the year ended December 31, 2005, included approximately $450,000 in net interest spread that we earned on the investment of approximately $167.1 million in subscription order receipts that we subsequently refunded to depositors whose subscription orders could not be filled.

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

Dividend income on our FHLBC stock decreased $484,000, or 40.1%, to $724,000 for the year ended December 31, 2006, from $1.2 million for the year ended December 31, 2005. The average balance of these securities decreased by $3.1 million to $21.8 million for the year ended December 31, 2006, due to the redemption of $9.8 million of these securities in 2006. The FHLBC also reduced its dividend rate from 5.5% as of the first quarter of 2005 to 3.10% as of the fourth quarter of 2006. As a result, the average dividend yield on our FHLBC stock decreased to 3.32% for the year ended December 31, 2006, from 4.86% for the year ended December 31, 2005.

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

	Years Ended December 31,
	2007			2006			2005
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,297,299	$85,601	6.60%	$1,299,597	$83,502	6.43%	$1,131,374	$66,618	5.89%
Securities available-for-sale	86,946	5,056	5.82	203,900	9,184	4.50	315,379	11,640	3.69
Stock in FHLB	15,598	359	2.30	21,813	724	3.32	24,870	1,208	4.86
Other	18,245	937	5.14	12,713	676	5.32	24,219	746	3.08

Total interest-earning assets	1,418,088	91,953	6.48	1,538,023	94,086	6.12	1,495,842	80,212	5.36

Noninterest-earning assets	114,668			102,220			88,837

Total assets	$1,532,756			$1,640,243			$1,584,679

Interest-bearing liabilities:
Savings deposits	$106,870	833	0.78	$123,413	1,019	0.83	$128,867	1,005	0.78
Money market deposits	260,256	11,072	4.25	252,109	10,096	4.00	223,334	6,350	2.84
NOW deposits	282,670	6,837	2.42	241,378	4,128	1.71	268,404	2,290	0.85
Certificates of deposit	328,371	14,704	4.48	359,119	14,714	4.10	391,883	10,953	2.79

Total deposits	978,167	33,446	3.42	976,019	29,957	3.07	1,012,488	20,598	2.03
Borrowings	104,782	4,858	4.64	183,286	7,532	4.11	229,355	8,204	3.58

Total interest-bearing liabilities	1,082,949	38,304	3.54	1,159,305	37,489	3.23	1,241,843	28,802	2.32

Noninterest-bearing deposits	116,556			123,614			108,947
Noninterest-bearing liabilities	21,831			25,110			20,257

Total liabilities	1,221,336			1,308,029			1,371,047
Equity	311,420			332,214			213,632

Total liabilities and equity	$1,532,756			$1,640,243			$1,584,679

Net interest income		$53,649			$56,597			$51,410

Net interest rate spread (1)			2.94%			2.89%			3.04%
Net interest-earning assets (2)	$335,139			$378,718			$253,999

Net interest margin (3)			3.78%			3.68%			3.44%
Ratio of interest-earning assets to interest-bearing liabilities	130.95%			132.67%			120.45%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(148)	$2,247	$2,099	$10,465	$6,419	$16,884
Securities available-for-sale	(6,285)	2,157	(4,128)	(4,673)	2,217	(2,456)
Stock in FHLB	(176)	(189)	(365)	(135)	(349)	(484)
Other	285	(24)	261	(456)	386	(70)

Total interest-earning assets	(6,324)	4,191	(2,133)	5,201	8,673	13,874

Interest-bearing liabilities:
Savings deposits	(131)	(55)	(186)	(44)	58	14
Money market deposits	333	643	976	898	2,848	3,746
NOW deposits	792	1,917	2,709	(252)	2,090	1,838
Certificates of deposit	(1,316)	1,306	(10)	(981)	4,742	3,761
Borrowings	(3,544)	870	(2,674)	(1,789)	1,117	(672)

Total interest-bearing liabilities	(3,866)	4,681	815	(2,168)	10,855	8,687

Change in net interest income	$(2,458)	$(490)	$(2,948)	$7,369	$(2,182)	$5,187

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

Comparison of Year 2007 to 2006. We recorded a provision for loan losses of $697,000 for the year ended December 31, 2007, compared to a credit for loan losses of $136,000 for the year ended December 31, 2006. The provision for loan losses recorded for 2007 reflected increased specific reserves against certain loans, and a $25,000 net increase in the general loan loss reserves that we establish pursuant to SFAS No. 5 based on changes to the economic factors utilized in our model. The portion of the allowance for loan losses that we allocate to impaired loans pursuant to SFAS No. 114 increased $404,000 to $806,000 at December 31, 2007, from $402,000 at December 31, 2006. We increased specific reserves primarily due to our receipt of current appraisals reflecting decreases in the value of certain real estate collateral, combined with ongoing business continuity concerns on several commercial credits. Net loan charge-offs for 2007 were $268,000, or 0.02% of average loans, compared to $968,000, or 0.07% of average loans, in 2006.

Nonperforming loans increased by $2.8 million to $12.1 million at December 31, 2007, from $9.2 million at December 31, 2006. The increase was due in substantial part to our placing on non-accrual status a $2.7 million loan that is secured by an apartment building located in a northern Chicago suburb. We placed the loan on non-accrual status because the borrowers used the investment property cash flow to make equity investor distributions rather than to make scheduled loan payments that were due on or before December 31, 2007. We subsequently entered into a forbearance agreement with the borrowers that is expected to restore the loan to accrual status by the end of the first quarter of 2008. The same borrowers have a second loan that is secured by a similarly-situated apartment building that remained on accrual status as of December 31, 2007. Our allowance for loan losses was $11.1 million, or 0.87% of total loans, at December 31, 2007, compared to $10.6 million, or 0.79% of total loans, at December 31, 2006. The allowance for loan losses represented 91.65% of nonperforming loans at December 31, 2007, and 115.13% of nonperforming loans at December 31, 2006. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Comparison of Year 2006 to 2005. We recorded a credit for loan losses of $136,000 for the year ended December 31, 2006, compared to a provision for loan losses of $518,000 for the year ended December 31, 2005. The credit for loan losses recorded for 2006 reflected lower specific reserves against certain loans due to higher collateral levels, and offset by net growth in total loans of $99.3 million during 2006. The portion of the allowance for loan losses that we allocate to impaired loans pursuant to SFAS No. 114 decreased $1.4 million to $402,000 at December 31, 2006 from $1.8 million at December 31, 2005. Recoveries of $576,000 specific reserves were primarily due to our receipt of current appraisals reflecting increases in the value of certain non-residential real estate securing loans to two health care borrowers. The loans to these borrowers are also partially secured by additional collateral, including home equity and other personal assets, and in the case of one of the borrowers, by marketable securities. Fluctuations in the specific reserves attributable to loans to these borrowers should be expected to occur in the future due to possible changes in the market value of the collateral, and any declines in their market value could result in future provisions for additional specific reserves. Of the $1.4 million decrease in reserves allocated pursuant to SFAS No. 114, we charged off $836,000, which included a $693,000 charge-off of a fully reserved commercial loan due to the conclusion of legal proceedings. We acquired this loan in our acquisition of Success Bancshares in 2001 and have been maintaining specific reserves against it since we closed that acquisition. Net loan charge-offs for 2006 were $968,000, or 0.07% of average loans compared to $23,000, or 0.00% of average loans, in 2005. Nonperforming loans increased by $3.5 million to $9.2 million at December 31, 2006, from $5.7 million at December 31, 2005. The allowance for loan losses was $10.6 million, or 0.79% of total loans, at December 31, 2006, compared to $11.5 million, or 0.93% of total loans, at December 31, 2005. The allowance for loan losses represented 115.13% of nonperforming loans at December 31, 2006, and 201.19% of nonperforming loans at December 31, 2005. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income

	Years Ended December 31,			Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(Dollars in thousands)
Noninterest income:
Deposit fees and service charges	$3,606	$4,198	$3,888	(14.1)%	8.0%
Other fee income	1,939	1,916	1,852	1.2	3.5
Insurance commissions and annuities income	1,007	1,321	848	(23.8)	55.8
Gain on sale of loans	126	246	206	(48.8)	19.4
Gain on sales of securities	399	101	—	295.0	N.M.
Gain on disposition of premises and equipment	9	395	21	(97.7)	N.M.
Loan servicing fees	811	938	1,031	(13.5)	(9.0)
Amortization and impairment of servicing assets	(396)	(448)	(508)	(11.6)	11.8
Operations of real estate owned	(17)	(45)	4	(62.2)	N.M.
Earnings on Bank Owned Life Insurance (BOLI)	585	—	—	N.M.	—
Other	1,579	1,887	1,323	(16.3)	42.6

Total noninterest income	$9,648	$10,509	$8,665	(8.2)	21.3

N.M. = not meaningful

Comparison of Year 2007 to 2006. Our noninterest income decreased by $861,000 to $9.6 million for the year ended December 31, 2007, from $10.5 million for the year ended December 31, 2006. We experienced a $592,000, or 14.1%, decrease in deposit service charges and fees to $3.6 million, and a $23,000, or 1.2%, increase in other fee income to $1.9 million. Returned check and non-sufficient funds charges decreased $401,000 in 2007, from $3.5 million in 2006, compared to $3.1 million in 2007. The decrease can be partially attributed to a $7.1 million decrease in the average balance of non-interest bearing deposits. Income from insurance commissions and annuities decreased by $314,000, or 23.8%, to $1.0 million for the year ended December 31, 2007, compared to $1.3 million for 2006. Gains on sales of loans decreased by $120,000, or 48.8%, to $126,000 for 2007, from $246,000 for 2006, primarily because of lower loan sale volumes in 2007. We recorded a $399,000 gain on the redemption of MasterCard Class B common stock in 2007, compared to a $55,000 gain on the same common stock in 2006. We recorded no net gains on the sale of investment securities during 2007, compared to $46,000 in gains in 2006. We recognized $9,000 in net gains on the disposition of premises and equipment during 2007, compared to $395,000 in 2006. Loan servicing fees decreased $127,000, or 13.5%, to $811,000 for the year ended December 31, 2007, from $938,000 for 2006. Mortgage servicing rights amortization expense decreased $52,000, or 11.6%, to $396,000 for the year ended December 31, 2007, compared to $448,000 for the same period in 2006. Net expenses from real estate owned totaled $17,000 for the year ended December 31, 2007, compared to $45,000 in 2006. Non-interest income for 2007 included $585,000 in earnings on Bank-Owned Life Insurance that we purchased in June 2007, compared to no such earnings in 2006. Other income decreased $308,000, or 16.3%, to $1.6 million for the year ended December 31, 2007, from $1.9 million for 2006, partially attributable to a $92,000 net decrease in title insurance agency commissions and fees earned by Financial Title Services, a division of our subsidiary, Financial Assurance Services.

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

Noninterest Expense

	Years Ended December 31,			Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$32,276	$34,454	$28,227	(6.3)%	22.1%
Office occupancy and equipment	5,949	5,602	5,058	6.2	10.8
Advertising and public relations	1,412	1,193	841	18.4	41.9
Information technology	3,241	3,341	2,967	(3.0)	12.6
Supplies, telephone and postage	2,109	2,100	1,901	0.4	10.5
Amortization of intangibles	1,879	1,873	1,634	0.3	14.6
Visa litigation	1,240	—	—	N.M.	—
Other	4,376	3,807	3,578	14.9	6.4

Total noninterest expense	$52,482	$52,370	$44,206	0.2	18.5

N.M. = not meaningful

Comparison of Year 2007 to 2006. For the year ended December 31, 2007, noninterest expense increased by $112,000, or 0.2%, to $52.5 million, from $52.4 million for the year ended December 31, 2006. Compensation expense decreased by $2.2 million, or 6.3%, to $32.3 million for the year ended December 31, 2007, from $34.5 million for the year ended December 31, 2006. The decrease can be partially attributed to a decrease of 29 average full time equivalent employees (“FTE”) from 450 FTE in 2006 to 421 FTE in 2007. Expense relating to equity-based compensation and benefits was $5.1 million in 2007, compared to $5.4 million during 2006. Information technology expenses decreased by $100,000, or 3.0%, to $3.2 million for 2007, compared to $3.3 million for 2006. Occupancy and equipment increased $347,000, or 6.2%, to $5.9 million for 2007 compared to $5.6 million for 2006, primarily due to a $94,000 increase in rental expense and the write-off of $91,000 in feasibility and design costs related to a possible remodeling project and repair work performed at several branches. Advertising and public relations expenses increased $219,000, or 18.4% to $1.4 million. Supplies, telephone and postage expenses increased $9,000, or 0.4%, to $2.1 million, and intangible amortization expense increased by $6,000. Our noninterest expense for 2007 included a charge of $1.2 million, which reflected our proportionate share of Visa’s estimated litigation obligations. The charge was recorded because the Bank, like other Visa USA members, is obligated to share expenses, resulting from certain indemnified Visa litigation, proportionately with its ownership interests in Visa USA. If Visa USA’s initial public offering is completed as planned, our proportionate share of the proceeds of the initial offering is expected to offset or exceed the amount of this charge. Other expenses increased by $569,000, or 14.9%, in 2007, and the increase included a $250,000 fraud loss that we recorded in connection with claims that we settled with the bankruptcy trustee and our blanket bond carrier for defalcations committed by a third party loan servicing company.

Comparison of Year 2006 to 2005. For the year ended December 31, 2006, noninterest expense increased by $8.2 million, or 18.5%, to $52.4 million, from $44.2 million for the year ended December 31, 2005. The operations of the two former University National Bank facilities contributed approximately $1.4 million to this increase in noninterest expense. Compensation expense increased by $6.3 million, or 22.1%, to $34.5 million for the year ended December 31, 2006, from $28.2 million for the year ended December 31, 2005. Expense relating to equity-based compensation and benefits was $5.4 million in 2006, compared to $717,000 during 2005, primarily due to equity-based awards that were made pursuant to our Equity Incentive Plan and additional expenses arising from our first full year of making contributions to our ESOP. In addition, $925,000 of compensation expense related to general merit increases, staff additions and incentive programs, $319,000 represented increased non-ESOP employee benefit costs, including health care expenses, payroll taxes and 401(k) plan expenses, and approximately $496,000 of increased compensation and commission-related expense at Financial Assurance and its division, Financial Title Services, partially due to higher levels of insurance, annuity and title insurance agency activities. Except for merit increases, we generally target base compensation increases to compare to the consumer price index. Information technology expenses increased by $374,000, or 12.6%, to $3.3 million for 2006, compared to $3.0 million for 2005, primarily due to approximately $132,000 related to our need to maintain a separate core banking data processing system for the two former University National Bank facilities pending the completion of the conversion of that system into our core banking data processing system in the third quarter of 2006 and for expenses paid to an outside consultant for a Sarbanes-Oxley compliant internal controls review, including the design and implementation of enhancements to our corporate performance management and reporting systems. Occupancy and equipment increased $544,000, or 10.8%, to $5.6 million for 2006 compared to $5.1 million for 2005 primarily due to a $185,000 expense for feasibility and design costs related to a possible reconstruction of an existing branch office, to increased maintenance expenses, real estate taxes and energy costs and to the operation of the two former University National Bank facilities. Advertising and public relations expenses increased $352,000, or 41.9% to $1.2 million. Of this amount, approximately $40,000 related to our first Annual Meeting of Stockholders in June of 2006, including the preparation and mailing of proxy materials and our annual report to our stockholders, proxy solicitation and other annual meeting expenses, and approximately $52,000 of this increase related to our acquisition of University National Bank. The remainder of the increase in advertising and public relations was principally due to a cross-media campaign to increase retail and small business deposit relationships at targeted branches. Supplies, telephone and postage expenses increased $199,000, or 10.5%, to $2.1 million. Our acquisition of University National Bank resulted in the recording of a core deposit intangible of $3.3 million, and increased our intangible amortization expense by $239,000 for the year ended December 31, 2006. Other expenses increased by $229,000, or 6.4%, due a $97,000 adjustment to franchise taxes payable to the State of Illinois due to the extent to which our mutual-to-stock conversion increased our paid-in capital, and to higher insurance, legal and accounting and auditing costs.

Income Tax Expense

Comparison of Year 2007 to 2006. For the year ended December 31, 2007, we recorded income tax expense of $3.0 million, compared to $4.8 million for the year ended December 31, 2006. The effective tax rate for 2007 was 29.3% compared to 32.5% in 2006. Items that cause the effective tax rate to be less than the statutory tax rate include the dividends received deduction on preferred stock dividends received, income earned on Bank-Owned Life Insurance and interest income on municipal bonds and municipal loans, respectively.

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

Quantitative Analysis. The following table sets forth, as of December 31, 2007, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
	Estimated NPV	Estimated Increase (Decrease) in NPV		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)		Amount	Percent		Amount	Percent
			(Dollars in thousands)
+300	$273,259	$(13,466)	(4.70)%	$43,061	$(6,080)	(12.37)%
+200	278,053	(8,671)	(3.02)	45,350	(3,791)	(7.71)
+100	282,271	(4,454)	(1.55)	47,329	(1,812)	(3.69)
0	286,724	—	—	49,141	—	—
-100	288,120	1,396	0.49	50,945	1,804	3.67
-200	287,653	929	0.32	52,341	3,200	6.51
-300	284,741	(1,983)	(0.69)	52,917	3,776	7.68

The table set forth above indicates that at December 31, 2007, in the event of an immediate 200 basis point decrease in interest rates, the Bank would be expected to experience a 0.32% increase in NPV and a $3.2 million increase in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 3.02% decrease in NPV and a $3.8 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

Liquidity Management

Liquidity Management – Bank. The overall objective of our liquidity management is to ensure the availability of sufficient cash funds to meet all financial commitments and to take advantage of investment opportunities. We manage liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment or sale of one- to four-family residential mortgage loans, the origination for investment of multi-family mortgage, nonresidential real estate, commercial leases, construction, commercial and other loans, and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2007, 2006 and 2005, our loans originated for sale totaled $26.6 million, $23.9 million and $20.8 million, respectively. During the years ended December 31, 2007, 2006 and 2005, our loans originated for investment totaled $752.8 million, $659.9 million and $493.5 million, respectively. Purchases of loans totaled $3.9 million, $34.5 million and $113.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Purchases of securities available-for-sale totaled $1.446 billion, $95.1 million and $10.657 billion for the years ended December 31, 2007, 2006 and 2005, respectively. The significantly high level of purchases in 2007 and 2005 reflects the impact of investing in short-term discounts notes.

These activities were funded primarily by principal repayments on loans and securities, and the sale of loans and securities. During the years ended December 31, 2007, 2006 and 2005, principal repayments on loans totaled $807.7 million, $614.6 million and $442.5 million, respectively. During the years ended December 31, 2007, 2006 and 2005, principal repayments on securities available-for-sale totaled $5.9 million, $30.0 million and $45.8 million, respectively. During the years ended December 31, 2007, 2006 and 2005, proceeds from maturities on securities available-for-sale totaled $1.492 billion, $51.8 million and $10.657 billion, respectively. During the years ended December 31, 2007, 2006 and 2005, the proceeds from the sale of loans totaled $26.9 million, $24.7 million and $26.1 million, respectively. In addition, during the years ended December 31, 2007 and 2005 we securitized $23.4 million and $24.2 million of conforming adjustable-rate residential mortgage loans, respectively. During the year ended December 31, 2006, the proceeds from the sale of securities available-for-sale totaled $230.0 million and from the redemption of Federal Home Loan Bank of Chicago stock totaled $9.8 million.

Loan origination commitments totaled $17.6 million at December 31, 2007, and consisted of $13.6 million of fixed-rate loans and $4.0 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers were $218.8 million and $4.1 million, respectively, at December 31, 2007. At December 31, 2007, commitments to sell mortgages totaled $2.8 million.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other conditions on deposit products offered by our banking competitors, and other factors. We had net deposit outflows of $56.0 million, $41.8 million, and $47.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. At times during recent periods, we have not actively competed for higher cost deposit accounts, including certificates of deposit, choosing instead to fund loan growth from the repayment of one- to four-family residential mortgage loans. With the completion of our subscription offering during June of 2005, we specifically allowed the level of wholesale certificates of deposit to decline as we deployed these proceeds over the short term. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2007 totaled $269.5 million. Based upon prior experience and our current pricing strategy, we believe that a significant portion of these deposits will remain with us.

We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not reinvested with us. We generally remain fully invested and utilize additional sources of funds through FHLBC advances, of which $81.5 million were outstanding at December 31, 2007. At December 31, 2007 we had the ability to borrow an additional $206.9 million under our credit facilities with the FHLBC. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $25.0 million. Finally, at December 31, 2007 we had available pre-approved overnight federal funds borrowing lines of $65.0 million and a line of credit available with the Federal Reserve Bank of Chicago of $3.1 million. At December 31, 2007, there was no outstanding balance on these credit lines.

We minimize the funds required to originate one- to four-family residential mortgage loans in two ways. We sell in the secondary market virtually all of our eligible fixed-rate one- to four-family residential mortgage loans. From time to time, we also securitize the conforming adjustable-rate one- to four-family residential mortgage loans that we originate and hold the securities we receive in exchange. During 2007, we securitized $23.5 million of such loans. The resulting mortgage-backed securities that we retain on our balance sheet can be sold more readily to meet our liquidity or interest rate management needs. Because the securities carry a lower risk-weight than the underlying loans, the securitizations also lower our regulatory capital requirements.

Liquidity Management – Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $44.2 million of cash and cash equivalents and periodic cash dividends from the Bank.

During 2007, there were $47.5 million of dividends paid to the Company by the Bank. Under the rules of the OTS, the Bank is not permitted to pay dividends on its capital stock to the Company, its sole stockholder, if the dividend would reduce the Bank’s stockholder’s equity below the amount of the liquidation account established in connection with the mutual-to-stock conversion. The Bank may pay dividends without the approval of the OTS so long as the Bank meets its applicable regulatory capital requirements before and after the payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit permissible capital distributions on general safety and soundness grounds and must be given 30 days advance notice of all capital distributions from the Bank to the Company, including dividends. At January 1, 2008, the Bank had the ability to pay dividends of $2.0 million to the Company without the prior approval of the OTS.

During 2007, we used $34.0 million to repurchase shares of our common stock and paid $6.5 million in cash dividends to stockholders funded by existing cash and cash equivalents held by the Company.

As of December 31, 2007, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2007, we had no other material commitments for capital expenditures.

Capital Management

Capital Management – Bank. The overall objectives of our capital management are to ensure the availability of sufficient capital to support loan, deposit and other asset and liability growth opportunities and to maintain capital to absorb unforeseen losses or writedowns that are inherent in the business risks associated within the banking industry. We seek to balance the need for higher capital levels to address such unforeseen risks and the goal to achieve an adequate return on the capital invested by our stockholders.

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Adequately capitalized institutions require regulatory approval to accept brokered deposits. If undercapitalized, a financial institution’s capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At year-end, actual capital ratios and minimum required ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2007
Total capital (to risk-weighted assets)	16.54%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	15.74	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	13.95	4.00	5.00

December 31, 2006
Total capital (to risk-weighted assets)	20.09%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	19.26	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	15.05	4.00	5.00

See Note 14 – Regulatory Matters in our Consolidated Financial Statements for a reconciliation of regulatory capital.

As of December 31, 2007 and 2006, the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution's category.

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

Total stockholders’ equity totaled $291.1 million at December 31, 2007, compared to $326.0 million at December 31, 2006. The decrease on total stockholders’ equity was primarily due to our repurchase of 2,077,923 shares of our common stock at an aggregate cost of $34.0 million, the declaration and payment of cash dividends totaling $6.5 million, and a $7.2 million decrease in accumulated other comprehensive income. These changes were partially offset by our 2007 net income of $7.2 million and a $5.6 million increase resulting from the vesting of stock-based compensation and ESOP shares earned.

The OTS has no specific quantitative capital regulations for savings and loan holding companies on either a consolidated or unconsolidated basis to which the Company must comply. There are several capital measurements that the OTS uses to evaluate the adequacy of a savings and loan holding company’s capital. One measurement is the tangible capital ratio. The tangible capital ratio (the ratio of tangible capital to tangible total assets (stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets)) for the Company on a consolidated basis measures the percentage of consolidated tangible equity capital supporting our consolidated tangible total assets. The tangible equity ratio was 17.95% at December 31, 2007, compared to 18.58% at December 31, 2006.

As stated in our Prospectus dated April 15, 2005, our strategy for utilizing the capital raised in the offering encompasses several components, including debt reduction, funding our ESOP, financing acquisitions, paying dividends to stockholders, repurchasing shares of our common stock and for other general corporate purposes.

Our Board of Directors has authorized the repurchase of up to 3,605,384 shares of the Company’s common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, such as price and other internal limitations established by the Company’s Board of Directors. On September 28, 2007 the Board of Directors again extended the expiration date of the Company’s share repurchase authorization until March 31, 2008. As of December 31, 2007, we had repurchased 3,055,223 shares of common stock at an aggregate cost of $51.2 million under this authorization. For additional information, see “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Repurchases of Our Equity Securities.”

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. Although we consider commitments to extend credit in determining our allowance for loan losses, at December 31, 2007, we had made no provision for losses on commitments to extend credit, and had no specific or general allowance for losses on such commitments, as we have had no historical loss experience with commitments to extend credit and we believed that no probable and reasonably estimable losses were inherent in our portfolio as a result of our commitments to extend credit. For additional information, see Note 15, “Loan Commitments and Other Related Activities,” to our Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2007. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$269,452	$37,174	$991	$—	$307,617
Borrowings	59,433	37,000	—	—	96,433
Standby letters of credit	3,719	381	40	—	4,140
Operating leases	573	743	703	7,583	9,602

Total	$333,177	$75,298	$1,734	$7,583	$417,792

Commitments to extend credit	$236,428	$—	$—	$—	$236,428

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued their report on the effectiveness of the Company’s internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm.

/s/ F. Morgan Gasior	/s/ Paul A. Cloutier
F. Morgan Gasior	Paul A. Cloutier
Chairman of the Board, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying statements of financial condition of BankFinancial Corporation (the Company) as of December 31, 2007 and 2006, and the related statements of income, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design, and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BankFinancial Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Chizek and Company LLC

Oak Brook, Illinois

March 8, 2008

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2007 and 2006

(In thousands, except share and per share data)

	December 31, 2007	December 31, 2006
ASSETS
Cash and due from other financial institutions	$28,279	$38,286
Interest-bearing deposits in other financial institutions	669	29,051

Cash and cash equivalents	28,948	67,337
Securities available-for-sale, at fair value	77,049	117,853
Loans held-for-sale	173	298
Loans receivable, net of allowance for loan losses:
December 31, 2007, $11,051; and December 31, 2006, $10,622	1,253,999	1,330,091
Stock in Federal Home Loan Bank, at cost	15,598	15,598
Premises and equipment, net	34,487	35,005
Accrued interest receivable	7,090	7,869
Goodwill	22,566	22,579
Core deposit intangible	7,769	9,648
Bank Owned Life Insurance	19,585	—
Other assets	13,280	7,020

Total assets	$1,480,544	$1,613,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	1,073,650	1,129,585
Borrowings	96,433	138,148
Advance payments by borrowers taxes and insurance	7,488	8,461
Accrued interest payable and other liabilities	11,836	11,089

Total liabilities	1,189,407	1,287,283

Commitments and contingent liabilities

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, shares authorized: 100,000,000; shares issued at December 31, 2007, 22,244,477 and at December 31, 2006, 24,304,950	222	243
Additional paid-in capital	198,449	227,741
Retained earnings, substantially restricted	113,802	113,128
Unearned Employee Stock Ownership Plan shares	(17,126)	(18,105)
Accumulated other comprehensive income (loss)	(4,210)	3,008

Total stockholders’ equity	291,137	326,015

Total liabilities and stockholders’ equity	$1,480,544	$1,613,298

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2007, 2006, and 2005

(In thousands, except per share data)

	2007	2006	2005
Interest and dividend income
Loans, including fees	$85,601	$83,502	$66,618
Securities	5,056	9,184	11,640
Other	1,296	1,400	1,954

Total interest income	91,953	94,086	80,212

Interest expense
Deposits	33,446	29,957	20,598
Borrowings	4,858	7,532	8,204

Total interest expense	38,304	37,489	28,802

Net interest income	53,649	56,597	51,410

Provision (credit) for loan losses	697	(136)	518

Net interest income after provision (credit) for loan losses	52,952	56,733	50,892

Noninterest income
Deposit service charges and fees	3,606	4,198	3,888
Other fee income	1,939	1,916	1,852
Insurance commissions and annuities income	1,007	1,321	848
Gain on sale of loans	126	246	206
Gain on sale of securities	399	101	—
Gain on disposition of premises and equipment	9	395	21
Loan servicing fees	811	938	1,031
Amortization and impairment of servicing assets	(396)	(448)	(508)
Operations of real estate owned	(17)	(45)	4
Earnings on BOLI	585	—	—
Other	1,579	1,887	1,323

Total noninterest income	9,648	10,509	8,665

Noninterest expense
Compensation and benefits	32,276	34,454	28,227
Office occupancy and equipment	5,949	5,602	5,058
Advertising and public relations	1,412	1,193	841
Information technology	3,241	3,341	2,967
Supplies, telephone, and postage	2,109	2,100	1,901
Amortization of intangibles	1,879	1,873	1,634
Visa Litigation	1,240	—	—
Other	4,376	3,807	3,578

Total noninterest expense	52,482	52,370	44,206

Income before income taxes	10,118	14,872	15,351

Income tax expense	2,963	4,826	4,278

Net income	$7,155	$10,046	$11,073

Basic earnings per common share	$0.35	$0.45	$0.29

Diluted earnings per common share	$0.35	$0.45	$0.29

Weighted average common shares outstanding	20,659,587	22,368,032	22,539,693
Diluted weighted average common shares outstanding	20,659,587	22,372,228	22,539,693

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2007, 2006, and 2005

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

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2007, 2006, and 2005

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at December 31, 2006	$243	$227,741	$113,128	$(18,105)	$3,008	$326,015
Comprehensive income (loss):
Net income	—	—	7,155	—	—	7,155	$7,155
Change in other comprehensive income (loss), net of tax effects	—	—	—	—	(7,218)	(7,218)	(7,218)

Total comprehensive income (loss)							$(63)

Purchase and retirement of common stock (2,077,923 shares)	(21)	(33,936)	—	—	—	(33,957)
Nonvested stock awards:
Issuance of shares of restricted stock (17,450 shares)	—	—	—	—	—	—
Stock-based compensation Expense	—	4,075	—	—	—	4,075
Cash dividends declared on common stock ($0.28 per share)	—	—	(6,481)	—	—	(6,481)
ESOP shares earned	—	569	—	979	—	1,548

Balance at December 31, 2007	$222	$198,449	$113,802	$(17,126)	$(4,210)	$291,137

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006, and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities
Net income	$7,155	$10,046	$11,073
Adjustments to reconcile to net income to net cash
From operating activities
Provision (credit) for loan losses	697	(136)	518
ESOP shares earned	1,548	1,743	717
Stock-based compensation expense	4,075	4,030	—
Depreciation and amortization	3,863	3,441	3,561
Amortization of premiums and discounts on securities and loans	(319)	(3)	269
Amortization of core deposit and other intangible assets	1,874	1,888	2,109
Amortization and impairment of servicing assets	396	448	508
Amortization of premium on early extinguishment of debt	—	—	388
Net change in net deferred loan origination costs	338	117	(445)
Net loss on sale of real estate owned	—	18	—
Net gain on sale of loans	(126)	(246)	(206)
Net gain on sale of securities	(399)	(101)	—
Net gain on disposition of premises and equipment	(9)	(395)	(21)
Loans originated for sale	(26,637)	(23,888)	(20,775)
Proceeds from sale of loans	26,888	24,711	26,137
Federal Home Loan Bank of Chicago stock dividends	—	—	(1,208)
Net change in:
Deferred income tax	(438)	2,458	633
Accrued interest receivable	779	(721)	(1,178)
BOLI Income	(585)	—	—
Other assets	(1,989)	(2,287)	(410)
Accrued interest payable and other liabilities	623	(7,725)	8,046

Net cash from operating activities	17,734	13,398	29,716

Cash flows from investing activities
Securities available-for-sale
Proceeds from sales	399	229,990	—
Proceeds from maturities	1,492,371	51,839	10,656,891
Proceeds from principal repayments	5,866	30,001	45,821
Purchases of securities	(1,445,649)	(95,086)	(10,656,506)
Loans receivable
Principal payments on loans receivable	807,683	614,604	442,486
Purchases of loans	(3,848)	(34,455)	(113,877)
Originated for investment	(752,752)	(659,864)	(493,514)
Proceeds from redemption of stock in Federal Home Loan Bank	—	9,836	—
Investment BOLI	(19,000)	—	—
Proceeds from sale of real estate owned	—	114	—
Purchase of premises and equipment, net	(2,115)	(1,154)	(2,299)
Cash paid, net of cash and cash equivalents, in acquisition	—	(13,368)	—

Net cash from investing activities	82,955	132,457	(120,998)

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006, and 2005

(In thousands)

	2007	2006	2005
Cash flows from financing activities
Net change in deposits	$(55,952)	$(41,812)	$(47,822)
Net change in advance payments by borrowers for taxes and insurance	(973)	244	895
Net change in borrowings	(41,715)	(53,240)	(73,742)
Net proceeds from sale of common stock	—	—	220,679
Repurchase and retirement of common stock	(33,957)	(17,290)	—
Cash dividends paid on common stock	(6,481)	(4,446)	—

Net cash from financing activities	(139,078)	(116,544)	100,010

Net change in cash and cash equivalents	(38,389)	29,311	8,728

Beginning cash and cash equivalents	67,337	38,026	29,298

Ending cash and cash equivalents	$28,948	$67,337	$38,026

Supplemental disclosures:
Interest paid	$38,508	$37,366	$28,247
Income taxes paid	3,492	3,670	3,200
Loans transferred to other real estate	820	—	153
Loans securitized to securities	23,482	—	24,213
Due to broker	158	—	—

Supplemental Disclosures of Noncash Investing Activities - Acquisition

Noncash assets acquired:
Investment securities available for sale	$—	$81,014	$—
Loans, net	—	17,782	—
Premises and equipment, net	—	2,878	—
Goodwill, net	—	11,714	—
Other intangible assets, net	—	3,272	—
Other assets	—	999	—

Total noncash assets acquired	—	117,659	—

Liabilities assumed:
Deposits	$—	$103,485	$—
Accrued expenses and other liabilities	—	806	—

Total liabilities assumed	—	104,291	—

Cash paid, net of cash and cash equivalents, in acquisition	$—	$13,368	$—

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BankFinancial Corporation, the Maryland corporation, did not engage in any business prior to the consummation of the conversion and reorganization on June 23, 2005. Consequently, the 2005 consolidated financial statements reflect the operating results of BankFinancial MHC, Inc., BankFinancial Corporation, the federal corporation, and their subsidiaries until June 23, 2005, and of BankFinancial Corporation, the Maryland corporation, and its subsidiaries thereafter. The words “Company,” “we” and “our” are therefore intended to refer to BankFinancial MHC, BankFinancial Corporation, the federal corporation, and their subsidiaries, including the Bank, with respect to matters and time periods occurring on or before June 23, 2005, and to refer to BankFinancial Corporation, the Maryland corporation, and its subsidiaries, including the Bank, with respect to matters and time periods occurring thereafter.

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

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, mortgage servicing rights, impairment of securities and fair value of financial instruments are particularly subject to change.

Interest-bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions maturing in less than 90 days and are carried at cost.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair market value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the fair value of the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Mortgage Servicing Rights: Mortgage servicing rights are recognized separately when they are acquired through sales of loans. For sales of mortgage loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted SFAS No. 156 on January 1, 2007, and for sales of mortgage loans beginning in 2007, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with amortization and impairment of servicing assets on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income which is reported on the income statement as loan servicing fees is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are not material.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. There was no impairment to goodwill for the years ended December 31, 2007, 2006 and 2005.

Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value (or the amount that can be realized). Upon adoption of EITF 06-5, which is discussed further below, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance){Issue}. This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy.

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, presuming that a tax examination will occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no material effect on the Company’s financial statements. At December 31, 2007 the Company had unrecognized tax benefits of $108,000.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State of Illinois. The Company is no longer subject to examination by these taxing authorities for years before 2004 for federal

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

income tax and 2003 for the State of Illinois. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2007, the Company had recorded a cumulative accrual of $20,000 pursuant to FIN 48 for potential interest and penalties.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $14.7 million and $11.8 million was required to meet regulatory reserve and clearing requirements at December 31, 2007 and 2006, respectively. These balances do not earn interest.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications: Certain reclassifications have been made in the prior year’s financial statements to conform to the current year’s presentation.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption in 2008 to determine the impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The impact of adoption in 2008 did not have a material impact on the Company’s consolidated financial position or results of operations.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption in 2008 did not have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 2 – ACQUISITIONS

On April 5, 2006, the Company acquired University National Bank, a privately held community bank with approximately $113 million in assets, including $10.7 million in cash and cash equivalents, and $104 million in deposits, and two banking offices in the Hyde Park community in Chicago, Illinois, for approximately $24 million in cash pursuant to the terms of a Stock Purchase Agreement with University Bancorporation dated November 29,

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 2 – ACQUISITIONS (continued)

2005. The Company believes that the acquisition of University National Bank will be beneficial as it expands our presence in metropolitan Chicago, compliments our existing branch network and allows for the extension of our products and services into these communities. Immediately upon the completion of the stock purchase, University National Bank was merged into the Bank. The acquisition, which was accounted for under the purchase method of accounting, resulted in goodwill of $11.7 million and an other intangible of $3.3 million. The core deposit intangible will be amortized over its estimated useful life. Goodwill will not be amortized but instead evaluated periodically for impairment. The transaction was treated, for federal and state income tax purposes, as a purchase of University National Bank’s assets pursuant to applicable provisions of the Internal Revenue Code, making the goodwill and core deposit intangible arising from the transaction tax-deductible over a period of 15 years. University National Bank’s results of operations have been included in the Company’s results of operations only since the effective date of the acquisition. The acquisition was deemed to be an immaterial acquisition under GAAP, as such additional disclosures have been omitted. The 2007 adjustment of $13,000 to goodwill is the result of the final settlement of the transition compensation payments and applicable taxes.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 – EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares and unvested restricted stock shares. Stock options and restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock. Earnings per share for the year ended December 31, 2005 is calculated based on the period of time from the completion date of our mutual-to-stock conversion, June 23, 2005, through the period ended December 31, 2005.

	Year Ended December 31,
	2007	2006	2005
Net income	$7,155	$10,046	$11,073
Less: net income before conversion	—	—	4,457

Net income available to common stockholders	$7,155	$10,046	$6,616

Average common shares outstanding	23,037,710	24,468,293	24,466,250
Less: Unearned ESOP shares	(1,765,359)	(1,863,247)	(1,926,557)
Unvested restricted stock shares	(612,764)	(237,014)	—

Weighted average common shares outstanding	20,659,587	22,368,032	22,539,693

Basic earnings per common share	$0.35	$0.45	$0.29

	Year Ended December 31,
	2007	2006	2005
Net income	$7,155	$10,046	$11,073
Less: net income before conversion	—	—	4,457

Net income available to common stockholders	$7,155	$10,046	$6,616

Weighted average common shares outstanding	20,659,587	22,368,032	22,539,693
Add: net effect of dilutive stock options and unvested restricted stock	—	4,196	—

Weighted average dilutive common shares outstanding	20,659,587	22,372,228	22,539,693

Dilutive earnings per common share	$0.35	$0.45	$0.29

Number of antidilutive stock options excluded from the diluted earnings per share calculation	1,597,400	1,301,000	N.A.
Weighted average exercise price of anti-dilutive option shares	$17.40	$17.63	N.A.

N.A. – not applicable

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31 is as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2007
Municipal	$2,272	$62	$—
Mortgage-backed securities	39,277	132	(162)
Collateralized mortgage obligations	3,683	35	(1)
SBA-guaranteed loan participation certificates	592	1	(4)
Equity securities	31,225	—	(7,050)

	$77,049	$230	$(7,217)

2006
Municipal	$2,711	$52	$(1)
Mortgage-backed securities	19,803	161	(69)
Collateralized mortgage obligations	5,881	41	(1)
SBA-guaranteed loan participation certificates	623	1	(6)
Corporate bonds and other securities	45,723	—	(23)
Equity securities	43,112	4,837	—

	$117,853	$5,092	$(100)

Mortgage-backed securities and collateralized mortgage obligations consist of Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”) and Government National Mortgage Association (“Ginnie Mae”) issues at December 31, 2007 and 2006. Equity securities consist of Freddie Mac preferred stock at December 31, 2007 and 2006. All of our investment securities reflected in the preceding table were classified as available-for-sale.

The fair values of securities available-for-sale at December 31, 2007 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2007
Due in one year or less	$476
Due after one year through five years	1,424
Due after five years through ten years	372

2,272

Mortgage-backed securities	39,277
Collateralized mortgage obligations	3,683
SBA-guaranteed loan participation certificates	592
Equity securities	31,225

Total	$77,049

Securities pledged at December 31, 2007 and 2006 had a carrying amount of $40.0 million and $36.9 million, respectively, and were pledged to secure certain depository relationships, advances from the FHLB of Chicago, and a line of credit with the Federal Reserve Bank of Chicago.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – SECURITIES (continued)

Sale of securities available-for-sale were as follows:

	2007	2006	2005
Proceeds	$399	$229,990	$—
Gross gains	399	3,746	—
Gross losses	—	(3,645)	—

Securities with unrealized losses at December 31, 2007 and 2006 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2007
Municipal	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	25,465	137	1,513	25	26,978	162
Collateralized mortgage obligations	—	—	269	1	269	1
SBA-guaranteed loan participation certificates	—	—	137	4	137	4
Equity securities	31,225	7,050	—	—	31,225	7,050

Total temporarily impaired	$56,690	$7,187	$1,919	$30	$58,609	$7,217

2006
Municipal	$—	$—	$139	$1	$139	$1
Mortgage-backed securities	2,254	9	2,740	60	4,994	69
Collateralized mortgage obligations	—	—	42	1	42	1
SBA-guaranteed loan participation certificates	345	1	144	5	489	6
Corporate bonds and equity securities	45,723	23	—	—	45,723	23

Total temporarily impaired	$48,322	$33	$3,065	$67	$51,387	$100

Securities with significant declines in fair value are evaluated on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under Securities and Exchange Commission Codification Staff Accounting Bulletins, Topic 5: Miscellaneous Accounting – Item M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, which provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer specific factors, the holder must assess whether the impairment is other-than-temporary. The Company has developed a methodology for conducting periodic impairment testing on marketable equity securities with dividends that adjust periodically based on market interest rate indices (Freddie Mac preferred stocks included in equity securities). A determination of the severity of the impairment and the continuous duration of the impairment (generally as well as the continuous duration of any impairment exceeding 5%) is made.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – SECURITIES (continued)

The Company evaluated the securities in our investment portfolio that had significant declines in fair value at December 31, 2007 and 2006, and concluded that the declines were primarily attributable to changes in interest rates rather than credit quality or other issuer-specific factors. Since the Company had the ability and intent at December 31, 2007 and 2006, to hold these investments until a recovery occurred or the securities matured, and the carrying cost of these securities was projected to recover as market interest rates change and or the securities approached maturities, the Company did not consider the declines in fair value to be other-than-temporary impairments. At December 31, 2007, there were unrealized losses aggregating $7.1 million on the Freddie Mac preferred stocks, but the Company concluded from impairment testing that the unrealized losses did not constitute an other-than-temporary impairment and thus did not record an impairment charge on these securities for the year ended December 31, 2007. No unrealized losses existed at December 31, 2006 with respect to our marketable equity securities.

NOTE 5 – LOANS RECEIVABLE

Loans receivable are as follows:

	2007	2006
Secured by one- to four-family residential real estate	$345,245	$397,545
Secured by multi-family mortgage loans	291,395	297,131
Nonresidential real estate	325,885	320,729
Construction and land loans	64,483	85,222
Commercial loans	83,233	89,346
Commercial leases	144,841	139,164
Consumer loans	3,506	4,045
Other loans (including municipal)	4,544	4,959

Total loans	1,263,132	1,338,141
Loans in process	(168)	148
Net deferred loan origination costs	2,086	2,424
Allowance for loan losses	(11,051)	(10,622)

Loans, net	$1,253,999	$1,330,091

As of December 31, 2007 and 2006, there were approximately $213.2 million and $243.1 million, respectively, of loans purchased from other financial institutions included in the amount of loans secured by one- to four-family residential real estate.

Activity in the allowance for loan losses is as follows:

	2007	2006	2005
Beginning balance	$10,622	$11,514	$11,019
Allowance of acquired bank	—	212	—
Provision (credit) for loan losses	697	(136)	518
Loans charged off	(305)	(972)	(115)
Recoveries	37	4	92

Ending balance	$11,051	$10,622	$11,514

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5 – LOANS RECEIVABLE (continued)

Impaired loans were as follows:

	2007	2006
Year-end loans with allocated allowance for loan losses	$6,590	$4,639
Year-end loans with no allocated allowance for loan losses	18,060	17,481

Total	$24,650	$22,120

Amount of the allowance for loan losses allocated	$806	$402
Average of impaired loans during the year	$22,090	$16,409

Cash basis interest income received on impaired loans was approximately $2.3 million, $1.4 million, and $881,000 for the years ended December 31, 2007, 2006, and 2005.

Nonperforming loans were as follows:

	2007	2006
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	12,058	9,226

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 – SECONDARY MORTGAGE MARKET ACTIVITIES

First mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were approximately $292.7 million, $304.4 million, and $366.1 million at December 31, 2007, 2006, and 2005, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $6.1 million, $7.0 million, and $7.7 million at December 31, 2007, 2006, and 2005, respectively.

Capitalized mortgage servicing rights are included in other assets in the accompanying consolidated statements of financial condition. Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows.

	2007	2006
Servicing rights
Beginning of year	$2,209	$2,526
Additions	348	189
Amortized to expense	(396)	(506)

Balance, end of year	$2,161	$2,209

Valuation allowance
Beginning of year	$—	$58
Additions expensed	31	—
Reductions credited to expense	(31)	(58)

Balance, end of year	$—	$—

Carrying value of mortgage servicing rights	$2,161	$2,209

Fair value of mortgage servicing rights	$2,841	$3,021

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

	2007	2006
Prepayment speed	30.22%	20.79%
Discount rate	12.00%	12.00%
Average servicing cost per loan	$59.00	$60.00
Escrow float rate	3.28%	5.16%

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 – SECONDARY MORTGAGE MARKET ACTIVITIES (continued)

Key economic assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of December 31, 2007 and the effect on the fair value of our mortgage servicing rights from adverse changes in those assumptions, are as follows:

Fair value of mortgage servicing rights	$2,841
Weighted average annual prepayment speed	30.22%
Decrease in fair value from 10% adverse change	126
Decrease in fair value from 20% adverse change	242
Weighted-average annual discount rate	12.00%
Decrease in fair value from 10% adverse change	99
Decrease in fair value from 20% adverse change	191

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

The weighted average amortization period is 33 months. The estimated amortization expense for each of the next five years is as follows:

2008	$454
2009	358
2010	283
2011	225
2012	179

NOTE 7 – SECURITIZATIONS

The Company securitizes conforming adjustable rate residential mortgage loans with Fannie Mae. The Company retains servicing responsibilities for these securitizations. The Company receives annual servicing fees approximating 0.25 percent of the outstanding balance. Fannie Mae has no recourse to the Company’s other assets for failure of debtors to pay loans when due. The Company receives securities in exchange for loans in these transactions and records no gain or loss. During 2007, $23.5 million of adjustable rate residential mortgage loans were securitized and $24.2 million of adjustable rate residential mortgage loans were securitized in 2005 and the securities received in exchange were classified as available-for-sale. There were no loans securitized during 2006.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 8 – ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

	2007	2006
Securities	$214	$426
Loans receivable	6,876	7,443

	$7,090	$7,869

NOTE 9 – PREMISES AND EQUIPMENT

Premises and equipment are as follows:

	2007	2006
Land and land improvements	$11,565	$11,515
Buildings and improvements	30,521	29,729
Furniture and equipment	9,755	9,058
Computer equipment	12,047	11,620

	63,888	61,922
Accumulated depreciation	(29,401)	(26,917)

	$34,487	$35,005

Depreciation of premises and equipment was $2.6 million, $2.2 million, and $2.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company leases certain branch facilities under noncancelable operating lease agreements expiring through 2032. Rent expense, net of sublease income, for facilities was $378,000, $284,000, and $208,000 in 2007, 2006, and 2005, respectively, excluding taxes, insurance, and maintenance. The projected minimum rental under existing leases, not including taxes, insurance, and maintenance, as of December 31, 2007 is as follows:

2008	$573
2009	406
2010	337
2011	341
2012 and thereafter	7,945

Total	$9,602

The Company has subleased some of these branch facilities and currently is entitled to receive income of approximately:

2008	$96
2009	7
2010	6

Total	$109

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – CORE DEPOSIT INTANGIBLE

Core deposit intangible assets were as follows:

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets – core deposit intangibles	$18,612	$10,843	$18,612	$8,964

Aggregate amortization expense was $1.9 million, $1.9 million and $1.6 million for 2007, 2006, and 2005, respectively.

Estimated amortization expense for each of the next five years is as follows:

2008	$1,784
2009	1,690
2010	1,595
2011	1,404
2012	252

NOTE 11 – DEPOSITS

Year-end deposits are as follows:

	2007	2006
Non-interest-bearing demand	$111,554	$134,097
Interest-bearing NOW	306,517	274,391
Money market	250,682	260,796
Savings	97,280	114,851
Certificates of deposit	307,617	345,450

	$1,073,650	$1,129,585

Certificates of deposit of $100,000 or more were approximately $69.6 million and $94.8 million at year-end 2007 and 2006, respectively.

Certificates of deposit include brokered accounts of $2.0 million, all internet certificates of deposit, and $10.4 million, including $4.2 million of internet certificates of deposit, at December 31, 2007 and 2006, respectively.

Scheduled maturities of certificates of deposit for the next five years are as follows:

2008	$269,452
2009	28,106
2010	7,954
2011	1,114
2012	991

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 11 – DEPOSITS (continued)

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	2007	2006	2005
Interest-bearing NOW	$6,838	$4,128	$2,290
Money market accounts	11,072	10,096	6,350
Savings	833	1,019	1,005
Certificates of deposit	14,703	14,714	10,953

	$33,446	$29,957	$20,598

NOTE 12 – BORROWINGS

Borrowed funds are summarized as follows:

	December 31, 2007				December 31, 2006
	Contractual Interest Rate Range		Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate	Amount
Fixed-rate advance from FHLB due:
Within 1 year	5.14%	5.14%	5.14%	$10,000	3.61%	$95,000
1 to 2 years	3.84	4.06	3.97	8,000	5.14	10,000
2 to 3 years	3.91	6.44	6.09	29,000	—	—
3 to 4 years	—	—	—	—	6.44	25,000

Total fixed rate advances	3.84%	6.44%	5.53%	47,000	4.27%	130,000
Open Line advance, due on demand	3.96	3.96	3.96	34,500	—	—

Total FHLB funds	3.84	6.44	4.86	81,500	4.27	130,000
Securities sold under agreements to repurchase	3.84	3.84	3.84	14,933	4.82	8,148

Total borrowings	3.84%	6.44%	4.71%	$96,433	4.30%	$138,148

In July 2003, the Bank elected to pursue certain balance sheet restructuring strategies as a result of the historically low interest rate environment. The restructuring consisted of retiring $25.0 million of Federal Home Loan Bank (“FHLB”) advances and replacing the other $145.0 million with new FHLB advances with a weighted average coupon of 1.38% and a weighted average maturity of approximately one year. The Company incurred a net pre-tax prepayment penalty of $15.4 million, recognized an immediate loss of $8.3 million on the early extinguishment of debt, and deferred the remaining prepayment penalty in accordance with Emerging Issues Task Force 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The remaining portion of the prepayment penalty was amortized as a yield adjustment over the life of the refinanced borrowings. Certain of the Company’s borrowings would be subject to prepayment penalties should they be repaid prior to maturity. The prepayment penalty was completely amortized during 2005.

The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLB of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances. At December 31, 2007, $207.0 million and $99.3 million of first mortgage and multi-family mortgage loans, respectively, collateralized the advances. At December 31, 2007, we had the ability to borrow an additional $206.9 million under our credit facilities with the FHLB of Chicago. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $25.0 million.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 12 – BORROWINGS (continued)

At December 31, 2007 and 2006, the Company had available pre-approved overnight federal funds borrowing and repurchase agreement lines of $65 million. At December 31, 2007 and 2006, the Company also had a line of credit available with the Federal Reserve Bank of Chicago for $3.1 million and $20.3 million, respectively. At December 31, 2007 and 2006, there was no outstanding balance on these lines.

NOTE 13 – INCOME TAXES

The income tax expense is as follows:

	2007	2006	2005
Current	$3,401	$2,368	$3,645
Deferred	(438)	2,458	633

Total income tax expense	$2,963	$4,826	$4,278

A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 34% to the income tax expense in the consolidated statements of income follows:

	2007	2006	2005
Provision computed at the statutory federal tax rate	$3,440	$5,056	$5,219
State taxes and other, net	97	326	(272)
BOLI	(199)	—	—
ESOP	194	260	78
Dividends received deduction	(569)	(816)	(747)

	$2,963	$4,826	$4,278

Effective income tax rate	29.29%	32.45%	27.87%

Retained earnings at December 31, 2007 and 2006 include approximately $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 13 – INCOME TAXES (continued)

The net deferred tax asset is as follows:

	2007	2006
Gross deferred tax assets
Allowance for loan losses	$4,261	$4,121
Visa litigation reserve	478	—
Alternative minimum tax and capital loss carryforwards	876	1,960
Impairment of securities available for sale	3,403	3,424
Unrealized loss on securities available-for-sale	2,777	—
Other	771	636

	12,566	10,141

Gross deferred tax liabilities
Net deferred loan origination costs	(1,389)	(1,635)
FHLB stock dividends	(1,818)	(1,829)
Purchase accounting adjustments	(2,497)	(3,094)
Accumulated depreciation	(227)	(394)
Mortgage servicing rights	(833)	(857)
Unrealized gain on securities available for sale	—	(1,984)
Goodwill	(508)	—
Other	(360)	(613)

	(7,632)	(10,406)

Net deferred tax asset (liability)	$4,934	$(265)

At December 31, 2007, the Company included in deferred tax assets a $876,000 asset for capital loss carryforwards, which expires in 2011. The alternative minimum tax credits were fully utilized in 2007. Based upon projections of future taxable income, including capital gains, management believes that it is more likely than not that the deferred tax assets will be fully realized and thus a valuation allowance is not needed.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$192
Additions based on tax positions related to the current year	37
Additions for tax positions of prior years	9
Reductions for tax positions of prior years	(66)
Reductions due to the statute of limitations	(64)
Settlements	—

Balance at December 31, 2007	$108

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 13 – INCOME TAXES (Continued)

The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2007 was $25,000, and the amount accrued for interest and penalties at December 31, 2007 was $20,000.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois. The Company is no longer subject to examination by these taxing authorities for years before 2004 for federal income tax and 2003 for the State of Illinois.

NOTE 14 – REGULATORY MATTERS

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 14 – REGULATORY MATTERS (continued)

At year-end, actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total capital (to risk-weighted assets)	$213,458	16.54%	$103,259	8.00%	$129,074	10.00%
Tier 1 (core) capital (to risk-weighted assets)	203,213	15.74	51,630	4.00	77,445	6.00
Tier 1 (core) capital (to adjusted total assets)	203,213	13.95	58,278	4.00	72,847	5.00

December 31, 2006
Total capital (to risk-weighted assets)	$247,253	20.09%	$98,479	8.00%	$123,098	10.00%
Tier 1 (core) capital (to risk-weighted assets)	237,033	19.26	49,239	4.00	73,859	6.00
Tier 1 (core) capital (to adjusted total assets)	237,033	15.05	63,017	4.00	78,771	5.00

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital.

	2007	2006
GAAP equity	$226,828	$268,433
Disallowed intangible assets	(27,825)	(28,392)
Unrealized (gain) loss on securities available-for-sale	4,210	(3,008)

Tier I capital	203,213	237,033
General regulatory loan loss reserves	10,245	10,220

Total regulatory capital	$213,458	$247,253

As of December 31, 2007 and 2006, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

The Bank is subject to restrictions on the amount of dividends it may declare without prior regulatory approval. The Bank has obtained approval for a $2.0 million dividend as of January 1, 2008.

NOTE 15 – EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan (“ESOP”). Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service. In connection with the conversion and reorganization, the ESOP borrowed $19.6 million from the Company, and used the proceeds of the loan to purchase 1,957,300 common shares issued in the subscription offering at $10.00 per share. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 15 – EMPLOYEE BENEFIT PLANS (continued)

earnings on ESOP assets. The Bank has committed to make discretionary contributions to the ESOP sufficient to service the loan over a period not to exceed 20 years. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Participants receive their earned shares at the end of employment.

Contributions to the ESOP during 2007 and 2006 were $1.9 million each year. Expense related to the ESOP, net of dividends received on unallocated ESOP shares, was $1.0 million, $1.4 million and $718,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Shares held by the ESOP were as follows:

	2007	2006
Allocated to participants	244,663	146,797
Distributed to participants	(1,715)	—
Unearned	1,712,637	1,810,503

Total ESOP shares	1,955,585	1,957,300

Fair value of unearned shares	$27,094	$32,245

Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company matches employee contributions up to 5% of an employee’s wages. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $566,000, $728,000, and $791,000 were made for the years ended 2007, 2006, and 2005, respectively.

NOTE 16 – EQUITY INCENTIVE PLANS

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

The Human Resources Committee grants stock options to purchase shares of the Company’s common stock to certain employees and directors of the Company. The exercise price for the stock options is the fair market value of the common stock on the dates of the grants. The stock options generally vest annually over three to five year periods; vesting is subject to acceleration in certain circumstances. The stock options will expire if not exercised within five years from the date of grant.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 16 – EQUITY INCENTIVE PLANS (continued)

The Company estimated the grant date fair value of options awarded in fiscal 2007 and 2006 using the Black-Scholes Option-Pricing model with the following assumptions:

	2007 Assumptions	2006 Assumptions
Risk-free interest rate	4.47%	4.69%
Expected option life (years)	3.42	3.57
Expected stock price volatility	11.06%	11.29%
Current quarterly cash dividend	$0.07	$0.06
Projected dividend growth	5.00%	5.00%
Weighted average fair value of options granted during year	$0.853	$1.458

The Company recognized $498,000 and $413,000 of stock-based compensation expenses relating to the granting of stock options for the year ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company had $1.2 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted average period of 1.5 years as follows:

2008	$458
2009	401
2010	369
2011	17

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Stock options outstanding at December 31, 2006	1,301,000	$17.63	4.7	$234

Stock options granted	301,200	15.89
Stock options exercised	—	—
Stock options forfeited	(4,800)	(16.00)

Stock options outstanding at December 31, 2007	1,597,400	$17.40	3.9	$—

Stock options exercisable at December 31, 2007	617,120	$17.48	4.0	$—

Fully vested and expected to vest	1,597,400	$17.40	3.9	$—

(1)	Stock option aggregate intrinsic value represents the number of shares subject to options multiplied by the difference (if positive) in the closing market price of the common stock underlying the options on the date shown and the weighted average exercise price.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 16 – EQUITY INCENTIVE PLANS (continued)

The Company grants shares of restricted stock to certain employees and directors of the Company. The awards generally vest annually over varying periods from three to five years and vesting is subject to acceleration in certain circumstances. The cost of such awards will be accrued ratably as compensation expense over such respective periods based on expected vesting dates. The Company recognized $3.6 million of expenses relating to the grant of shares of restricted stock during each of the years ended December 31, 2007 and 2006. As of December 31, 2007 and 2006, the total unrecognized compensation cost related to unvested shares of restricted stock was $7.4 million and $10.8 million, respectively. The cost is expected to be recognized over a weighted average period of 1.3 years is as follows:

2008	$3,531
2009	2,151
2010	1,767

Restricted Stock	Number of Shares (2)	Weighted Average Fair Value at Grant Date	Weighted Average Term to Vest (in years)	Aggregate Intrinsic Value (3)
Shares outstanding at December 31, 2005	—	$—
Shares granted	816,000	17.63
Shares vested	(174,050)	17.63
Shares forfeited	—	—

Shares outstanding at December 31, 2006	641,950	$17.63	2.2	$11,433

Shares granted	17,450	15.41
Shares vested	(224,250)	17.63
Shares forfeited	—	—

Shares outstanding at December 31, 2007	435,150	$17.57	1.8	$6,884

(2)	The end of period balances consist only of unvested shares.
(3)	Restricted stock aggregate intrinsic value represents the number of shares of restricted stock multiplied by the market price of the common stock underlying the outstanding shares on the date shown.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 17 – LOAN COMMITMENTS AND OTHER OFF-BALANCE SHEET ACTIVITIES

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

The contractual or notional amounts are as follows:

	2007	2006
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$17,608	$22,849
Standby letters of credit	4,140	3,464
Unused lines of credit	218,820	233,229
Commitments to sell mortgages	2,796	2,836

Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loans commitment totaled $13.6 million with interest rates ranging from 5.25% to 6.875% and maturities ranging from 1 to 30 years.

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

Pursuant to the bylaws of Visa USA, the Company is obligated to indemnify Visa, Inc. for certain litigation losses. On October 3, 2007, a Loss Sharing Agreement became effective which reaffirmed the Company’s obligation to indemnify Visa, Inc. for potential future settlement of certain litigation. The Company’s indemnification obligation is limited to its proportionate equity interest in Visa USA. During 2007, Visa announced that it had recognized liabilities for probable settlements for two of the covered suits. The Company has accrued its proportionate share of these anticipated settlements. In addition, the Company has recognized a guarantee liability for the other covered suits. As of December 31, 2007, the Company’s estimated liability related to its obligation to indemnify Visa for covered litigation was $1.24 million.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments is as follows:

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$28,948	$28,948	$67,337	$67,337
Securities	77,049	77,049	117,853	117,853
Loans held-for-sale	173	173	298	298
Loans receivable, net of allowance for loan losses	1,253,999	1,262,624	1,330,091	1,330,778
FHLB stock	15,598	15,598	15,598	15,598
Accrued interest receivable	7,090	7,090	7,869	7,869
Mortgage servicing rights	2,161	2,841	2,209	3,021

Financial liabilities
Non-interest-bearing demand deposits	$(111,554)	$(111,554)	$(134,097)	$(134,097)
NOW and money market deposits	(557,199)	(557,199)	(535,187)	(535,187)
Savings	(97,280)	(97,280)	(114,851)	(114,851)
Certificates of deposit	(307,617)	(309,522)	(345,450)	(346,481)
Borrowings	(96,433)	(98,406)	(138,148)	(138,805)
Accrued interest payable	(980)	(980)	(1,184)	(1,184)

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

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

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

NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	2007	2006	2005
Unrealized holding gains (losses) on securities available-for-sale	$(11,979)	$5,237	$2,355
Tax effect	4,994	(2,020)	(935)

Unrealized holding gains (losses) on securities available-for-sale, net of tax	(6,985)	3,217	1,420

Less reclassification adjustments for net gains recognized in income	(399)	(101)	—
Tax effect	166	39	—

Less reclassification adjustments for net gains recognized in income, net of tax	(233)	(62)	—

Other comprehensive income (loss)	$(7,218)	$3,155	$1,420

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 20 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of BankFinancial Corporation as of December 31, 2007, 2006 and 2005 follows:

Condensed Statements of Financial Condition

	2007	2006
ASSETS
Cash in subsidiary	$44,232	$36,805
Loan receivable from ESOP	18,341	18,870
Investment in subsidiary	226,827	268,433
Other assets	1,928	1,907

Total assets	$291,328	$326,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	191	—
Total stockholders’ equity	291,137	326,015

Total liabilities and stockholders’ equity	$291,328	$326,015

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 20 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Income

	2007	2006	2005
Interest income	$1,321	$1,355	$717
Dividends from subsidiary	47,500	10,500	—
Other expense	1,864	1,529	377

Income before income tax and undistributed subsidiary income	46,957	10,326	340
Income tax expense (benefit)	(209)	(66)	128

Income before equity in undistributed subsidiary income	47,166	10,392	212
Equity in undistributed subsidiary income (excess distributions)	(40,011)	(346)	10,861

Net income	$7,155	$10,046	$11,073

Condensed Statements of Cash Flows

	2007	2006	2005
Cash flows from operating activities
Net income	$7,155	$10,046	$11,073
Adjustments
Equity in undistributed subsidiary income	40,011	346	(10,861)
Change in other assets	(21)	387	(2,232)
Change in accrued expenses and other liabilities	191	(1,111)	1,111

Net cash from operating activities	47,336	9,668	(909)

Cash flows from investing activities
Cash paid in acquisition	—	(23,943)	—
Principal payments received on ESOP loan	529	495	208
Capital contribution to subsidiary bank	—	—	(147,859)

Net cash from investing activities	529	(23,448)	(147,651)

Cash flows from financing activities
Repurchase and retirement of common stock	(33,957)	(17,290)	—
Cash dividends paid on common stock	(6,481)	(4,446)	—
Net proceeds from sale of common stock	—	—	220,679

Net cash from financing activities	(40,438)	(21,736)	220,679

Net change in cash and cash equivalents	7,427	(35,516)	72,119
Beginning cash and cash equivalents	36,805	72,321	202

Ending cash and cash equivalents	$44,232	$36,805	$72,321

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 21 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest Income	$23,793	$23,111	$23,124	$21,925
Interest Expense	9,765	9,760	9,899	8,880

Net interest income	14,028	13,351	13,225	13,045
Provision (credit) for loan losses	581	(354)	460	10

Net interest income	13,447	13,705	12,765	13,035
Non interest income	2,042	2,327	2,777	2,502
Non interest expense	13,122	12,666	12,383	14,311

Income before income taxes	2,367	3,366	3,159	1,226
Income tax expense	716	1,028	922	297

Net Income	$1,651	$2,338	$2,237	$929

Basic earnings per common share	$0.08	$0.11	$0.11	$0.05
Diluted earnings per common share	$0.08	$0.11	$0.11	$0.05

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest Income	$22,292	$23,683	$24,244	$23,867
Interest Expense	8,480	9,363	9,792	9,854

Net interest income	13,812	14,320	14,452	14,013
Provision (credit) for loan losses	196	156	49	(537)

Net interest income	13,616	14,164	14,403	14,550
Non interest income	2,731	2,587	2,658	2,533
Non interest expense	11,628	12,457	12,895	15,390

Income before income taxes	4,719	4,294	4,166	1,693
Income tax expense	1,579	1,390	1,371	486

Net Income	$3,140	$2,904	$2,795	$1,207

Basic earnings per common share	$0.14	$0.13	$0.12	$0.06
Diluted earnings per common share	$0.14	$0.13	$0.12	$0.06

We had net income of $929,000 for the fourth quarter of 2007. Our operating results for the fourth quarter of 2007 included a pre-tax charge of $1.2 million, which reflected our proportionate share of Visa’s estimated litigation obligations. The charge was recorded because BankFinancial, like other Visa USA members, is obligated to share expenses, resulting from certain indemnified Visa litigation, proportionately with its ownership interests in Visa USA.

Our operating results for the fourth quarter of 2007 included a $1.2 million pre-tax expense for equity-based compensation and benefits, compared to a $3.5 million amount recorded in the fourth quarter of 2006. These expenses relate in substantial part to the vesting of equity-based awards that were made in 2006 pursuant to the Equity Incentive Plan that our stockholders approved, and to expenses arising from the ESOP that we established in connection with our mutual-to-stock conversion in June of 2005.

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

At the time of conversion, the Company established a liquidation account in an amount equal to its net worth as of December 31, 2004. The liquidation account represents a calculated amount for the purposes described below, and it does not represent actual funds included in the consolidated financial statements of the Company. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Company after conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the unlikely event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for the accounts held. Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account.

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

Code of Ethics. We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of our Code of Ethics is attached as Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2006. We have also adopted a Code of Business Conduct, pursuant to Nasdaq requirements, that applies generally to our directors, officers, and employees.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information regarding the securities that were authorized for issuance under our 2006 Equity Incentive Plan as of December 31, 2007:

	(Column A)	(Column B)	(Column C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under 2006 Equity Incentive Plan (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders	2,032,550	$17.40	994,525
Equity compensation plans not approved by stockholders	—	—	—

Total	2,032,550	17.40	994,525

Column (A) represents stock options and restricted stock outstanding under the Company’s 2006 Equity Incentive Plan. Future equity awards under the 2006 Equity Incentive Plan may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock, restricted performance stock, restricted stock units, stock awards or cash. Column (B) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock awards are not included in this calculation. Column (C) represents the maximum aggregate number of future equity awards that can be made under the 2006 Equity Incentive Plan as of December 31, 2007.

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

(A)	Report of Independent Registered Accounting Firm

(B)	Consolidated Statements of Financial Condition—at December 31, 2007 and 2006

(C)	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

(F)	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Articles of Incorporation of BankFinancial Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

3.2	Bylaws of BankFinancial Corporation	Exhibit 3.2 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

3.3	Articles of Amendment to Charter of BankFinancial Corporation	Exhibit 3.3 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

3.4	Restated Bylaws of BankFinancial Corporation	Exhibit 3.4 to the Annual Report on Form 10K of the Company (file no. 0001193125-07-054748), filed with the Securities and Exchange Commission on March 15, 2007.

4	Form of Common Stock Certificate of BankFinancial Corporation	Exhibit 4 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.1	Employee Stock Ownership Plan	Exhibit 10.1 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.2	Deferred Compensation Plan	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.3	Employment Agreement with F. Morgan Gasior	Exhibit 10.3 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.4	Employment Agreement with James J. Brennan	Exhibit 10.4 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.5	Employment Agreement with Paul A. Cloutier	Exhibit 10.5 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.6	Employment Agreement with Robert J. O’Shaughnessy	Exhibit 10.6 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.7	Employment Agreement with Christa N. Calabrese	Exhibit 10.7 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.8	Form of Employment Agreement with F. Morgan Gasior	Exhibit 10.10 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.9	Form of Employment Agreement with Senior Executive Officers	Exhibit 10.11 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.11	Form of Employment Agreement for Named Executive Officers	Exhibit 10.14 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.12	Form of Incentive Stock Option Award Terms	Exhibit 10.1 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.13	2006 BankFinancial Corporation Equity Incentive Plan	Appendix C to the Definitive Form 14A filed with the Securities and Exchange Commission on May 25, 2006 (File No. 000-51331)

10.14	Form of Performance Based Incentive Stock Option Award Terms	Exhibit 10.2 to the Report on Form 8-K of the Company filed with the Securities and Exchange

Commission on September 5, 2006

10.15	Form of Non-Qualified Stock Option Award Terms	Exhibit 10.3 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.16	Form of Performance Based Non-Qualified Stock Option Award Terms	Exhibit 10.4 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.17	Form of Restricted Stock Unit Award Agreement	Exhibit 10.5 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.18	Form of Performance Based Restricted Stock Award Agreement	Exhibit 10.6 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.19	Form of Restricted Stock Award Agreement	Exhibit 10.7 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.20	Form of Stock Appreciation Rights Agreement	Exhibit 10.8 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

14	Code of Ethics for Senior Financial Officers	Exhibit 14 to the Annual Report on Form 10-K of the Company (file no. 0001193125-06-064000), filed with the Securities and Exchange Commission on March 27, 2006

21	Subsidiaries of Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

23	Consent of Crowe Chizek and Company LLC	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKFINANCIAL CORPORATION

Date: March 12, 2008	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	March 12, 2008
F. Morgan Gasior	(Principal Executive Officer)

/s/ Paul A. Cloutier	Executive Vice President and Chief Financial Officer	March 12, 2008
Paul A. Cloutier	(Principal Financial and Accounting Officer)

/s/ Cassandra J. Francis	Director	March 12, 2008
Cassandra J. Francis

/s/ John M. Hausmann	Director	March 12, 2008
John M. Hausmann

/s/ Sherwin R. Koopmans	Director	March 12, 2008
Sherwin R. Koopmans

/s/ Joseph A. Schudt	Director	March 12, 2008
Joseph A. Schudt

/s/ Terry R. Wells	Director	March 12, 2008
Terry R. Wells

/s/ Glen R. Wherfel	Director	March 12, 2008
Glen R. Wherfel