Form 10-K/A
period 2007-12-31
BankFinancial CORP
filed 2008-04-29
CIK 1303942

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

At March 31, 2008, there were 21,989,677 shares of common stock, $0.01 par value, outstanding.

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2007, determined using a per share closing price on that date of $15.45, as quoted on The Nasdaq Stock Market, was $334.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

BankFinancial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 12, 2008. In accordance with General Instruction G(3), the Company is now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information, as of April 29, 2008, regarding the members of the Board of Directors, including their years of service, ages and terms of office. Except as indicated elsewhere in this Annual Report on Form 10-K/A, there are no arrangements or understandings between any of the directors or nominees and any other person pursuant to which such directors or nominees were selected.

Name	Age	Position(s) Held in the Company	Director Since (1)	Term of Class to Expire
F. Morgan Gasior	44	Chairman of the Board, Chief Executive Officer and President	1983	2011

Joseph A. Schudt	70	Director	1992	2011

Cassandra J. Francis	42	Director	2006	2009

Sherwin R. Koopmans	66	Director	2003	2009

Terry R. Wells	49	Director	1994	2009

John M. Hausmann, C.P.A.	53	Director	1990	2010

Glen R. Wherfel, C.P.A.	58	Director	2001	2010

(1)	For each director, denotes the earlier of the year the individual became a director of BankFinancial, F.S.B. (the “Bank”) or the year the individual became a director of the Company or its predecessors, BankFinancial MHC and BankFinancial Corporation, the federal corporation. Except for Glen R. Wherfel and Cassandra J. Francis, each individual has served as a director of the Company since its formation in 2004. Mr. Wherfel was appointed to the Board of Directors of the Company on May 18, 2006, to fill the vacancy created by the death of Dr. Kenneth Cmiel, and Ms. Francis was appointed to the Board of Directors of the Company on September 27, 2006, to fill the vacancy created by the resignation of former Director Patrick I. Hartnett.

The business experience for at least the past five years of each member of the Board of Directors is set forth below.

F. Morgan Gasior. Mr. Gasior has served as Chairman of the Board, Chief Executive Officer and President of the Company since its formation in 2004, and of the Bank since 1989, and as a director of the Bank since 1983. He held the same positions with the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Gasior has been employed by the Bank in a variety of positions since 1984, and became a full-time employee in 1988 when he was appointed as Executive Vice President and Chief Operating Officer. Mr. Gasior serves as the Chairman of the Executive Committees of the Company and the Bank and is a member of the Asset Quality Committee of the Bank. He was also a director and officer of Financial Assurance Services from 1989 through 2003. Mr. Gasior is licensed as an attorney in the States of Illinois and Michigan, but he does not actively practice law.

Joseph A. Schudt. Mr. Schudt served as the Principal Partner and President of Joseph A. Schudt & Associates, a professional engineering firm based in Frankfort, Illinois, specializing in engineering design, environmental analyses and land surveying, from 1972 to 2004. Mr. Schudt currently serves as a Vice President of Joseph A. Schudt & Associates. Mr. Schudt is licensed as a professional engineer in seven states, including Illinois. He has been a director of the Company since its formation in 2004, and of the Bank since 1992. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Schudt is the Chairman of the Asset Quality Committee of the Bank and of the Human Resources Committees of the Company and the Bank, a member of the Executive Committees of the Company and the Bank, and a member of the Corporate Governance and Nominating Committee of the Company.

Cassandra J. Francis. Ms. Francis is the Director of Olympic Village Development for the 2016 Chicago Olympic Committee. She had previously served in various management positions with U.S. Equities Development, L.L.C. since 1995 and most recently held the office of Senior Vice President. Ms. Francis is a member of the American Institute of Certified Planners and is licensed as a real estate broker in the States of Illinois and Indiana. She is also a member of the Board of Directors of the Center for Urban Real Estate at the University of Illinois at Chicago. Ms. Francis has been a director of the Company and Bank since 2006 and is a member of the Asset Liability Management Committee of the Bank and the Human Resources and Corporate Governance and Nominating Committees of the Company.

John M. Hausmann, C.P.A. Mr. Hausmann has been a self-employed certified public accountant since 1980. Prior to that time, he was an accountant with Arthur Andersen. Mr. Hausmann is a member of the American Institute of Certified Public Accountants and the Illinois Certified Public Accountant Society. He has been a director of the Company since its formation in 2004, and of the Bank since 1990. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Hausmann is the Chairman of the Audit Committees of the Company and the Bank, a member of the Executive Committees and the Human Resources Committees of the Company and the Bank, and a member of the Corporate Governance and Nominating Committee of the Company.

Sherwin R. Koopmans. Mr. Koopmans has been actively involved in the banking industry since 1964, including service in senior management positions with the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. Since retiring from government service in December 1995, Mr. Koopmans has performed short-term consulting engagements on banking and deposit insurance issues for private clients, including several European, Asian and South American countries. Mr. Koopmans is currently retired. He was a director of Success Bancshares and its wholly owned subsidiary, Success National Bank, from 1997 until 2001, and was the Chairman of Success Bancshares’ Executive Committee and Asset/Liability Management Committee and a member of its Audit Committee and Human Resources Committee. Mr. Koopmans has been a director of the Company since its formation in 2004, and of the Bank since 2004. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 2003 to 2005. He also served as a director of Financial Assurance Services, a subsidiary of the Bank, from 2001 to 2003. Mr. Koopmans is the Chairman of the Asset Liability Management Committee of the Bank and the Corporate Governance and Nominating Committee of the Company, a member of the Human Resources Committees and Executive Committees of the Company and the Bank, and a member of the Audit Committee of the Company.

Terry R. Wells. Mr. Wells has served as the Mayor of the Village of Phoenix, Illinois since 1993. Mr. Wells has also taught history and social studies since 1981 at the elementary and high school levels, and presently teaches U.S. History at Thornton Township High School in Harvey, Illinois. Mr. Wells serves on the Executive Committee of the South Suburban Mayors and Managers Association. He is also a member of the Board of Directors of Pace, a Division of the Regional Transportation Authority, and the Board of Trustees of South Suburban College. Mr. Wells has been a director of the Company since its formation in 2004, and of the Bank since 1994. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Wells is a member of the Audit Committees and the Human Resources Committees of the Company and the Bank, and a member of the Corporate Governance and Nominating Committee of the Company.

Glen R. Wherfel, C.P.A. Mr. Wherfel has been a principal in the accounting firm of Wherfel & Associates since 1984. Mr. Wherfel was a director of Success National Bank from 1993 to 2001, and of Success Bancshares from 1998 to 2001. He was the Chairman of Success National Bank’s Loan Committee and a member of its Asset Liability Management Committee. Mr. Wherfel has been a director of the Company since 2006, and of the Bank since 2001. Mr. Wherfel is a member of the Asset Quality Committee of the Bank and the Human Resources and Corporate Governance and Nominating Committees of the Company.

Executive Officers Who Are Not Directors

Set forth below is information, as of April 29, 2008, regarding the principal occupations for at least the past five years of the individuals who serve as executive officers of the Company and/or the Bank and who do not serve as directors of the Company or the Bank. All executive officers of the Company and the Bank are appointed annually by their respective Boards of Directors and serve until their successors are elected and qualify. No executive officer identified below is related to any director or other executive officer of the Company or the Bank. Except as indicated elsewhere in this Annual Report on Form 10-K/A, there are no arrangements or understandings between any officer identified below and any other person pursuant to which any such officer was selected as an officer.

Gregg T. Adams. Age 49. Mr. Adams has served as the Executive Vice President of the Marketing and Sales Division of the Bank since 2001 and was the Senior Vice President of the Marketing and Sales Division from 2000 to 2001. Mr. Adams joined the Bank in 1986 and has served in various positions with the Bank and its former real estate subsidiary, Financial Properties, Inc., including as Vice President of Marketing Development.

James J. Brennan. Age 57. Mr. Brennan has served as the Secretary and General Counsel of the Bank since 2000 and of the Company since its formation in 2004, and held the same position with BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 2000 to 2005. Mr. Brennan also serves as the Executive Vice President of the Corporate Affairs Division of the Company and the Bank. Mr. Brennan was a practicing attorney from 1975 until 2000. Prior to joining the Bank and its parent companies, he was a partner in the law firm of Barack Ferrazzano Kirschbaum & Nagelberg, Chicago, Illinois, and was the Co-Chairman of the firm’s Financial Institutions Group and a member of its Management Committee. Mr. Brennan is also a director of Financial Assurance Services.

Christa N. Calabrese. Age 59. Ms. Calabrese has served as the President of the Bank’s Northern Region since 2001. She served as the Chief Lending Officer of Success National Bank from 1992 until it was acquired by the Company in 2001, and during that time she held the offices of Executive Vice President and Senior Vice President. Ms. Calabrese was an Asset Specialist with the Resolution Trust Corporation from 1990 to 1992 and held commercial lending positions with several Chicago area community banks from 1969 to 1990.

Paul A. Cloutier, C.P.A. Age 44. Mr. Cloutier has served as the Chief Financial Officer and Treasurer of the Company since its formation in 2004, of the Bank since 1991, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Cloutier also serves as the Executive Vice President of the Finance Division of the Company and the Bank. He is a registered certified public accountant in the State of Michigan and is a member of the American Institute of Certified Public Accountants. Prior to joining the Bank and its parent companies, he was a Senior Tax Associate with Coopers & Lybrand.

Mark W. Collins. Age 57. Mr. Collins has served as the Executive Vice President of the Information Systems Division of the Bank since 2004. Mr. Collins joined the Bank on a full-time basis in 2002 and became a Vice President in the Information Systems Division in 2003. Prior to joining the Bank, Mr. Collins was employed in the Information Systems Division of Standard Federal Bank, Chicago, Illinois, and its successor, TCF Bank, from 1972 to 1998, and served as the Director of Information Systems of Standard Federal Bank from 1994 to 1997.

John G. Manos. Age 47. Mr. Manos has served as the President of the Bank’s Southern Region since 2006. He has held various positions with the Bank since 1999, including Senior Vice President and Vice President and Senior Vice President of Regional Commercial Banking. Prior to joining the Bank, Mr. Manos was the Manager – Commercial Lending for Preferred Mortgage Associates.

Robert J. O’Shaughnessy. Age 69. Mr. O’Shaughnessy has served as the Chief Credit Officer of the Company since its formation in 2004, of the Bank since 1999, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. O’Shaughnessy also serves as the Executive Vice President of the Operations Division of the Company and the Bank. Mr. O’Shaughnessy has been actively involved in the banking industry since 1964, including service as chief lending officer and other senior positions with several Chicago area commercial banks, and as the principal in R.J. O’Shaughnessy & Company, a consulting firm that specialized in loan review, the evaluation of credit standards and processes, and general bank consulting.

Patricia M. Smith. Age 45. Ms. Smith has served as the Executive Vice President of the Human Resources Division of the Company since its formation in 2004, and of the Bank since 2002, and she was the Senior Vice President of the Human Resources Division of the Bank from 2001 to 2002. Before joining the Bank, Ms. Smith held various human resources positions with Old Kent Bank, and with Heritage Bank and its successor, First Midwest Bank.

Donald F. Stelter. Age 55. Mr. Stelter has served as the Executive Vice President of the General Services Division of the Bank since 2001 and was the Senior Vice President of the General Services Division of the Bank from 2000 to 2001. Mr. Stelter held various positions with Financial Properties, Inc., a former subsidiary of the Bank, between 1987 and 2001, and served as its Senior Vice President from 1996 to 2001. Mr. Stelter is also the President of BF Asset Recovery Corporation, a special asset holding subsidiary of the Bank.

Thad F. Stewart. Age 46. Mr. Stewart has served as the Executive Vice President of the Internal Audit Division of the Company since its formation in 2004, of the Bank since 2001, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 2001 to 2005. He was the Senior Vice President of the Internal Audit Division of the Bank from 1997 to 2001, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2001. Prior to joining the Bank, Mr. Stewart was an internal audit officer with several Chicago area financial institutions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s executive officers and directors, and beneficial owners of greater than 10% of the outstanding shares of the Company’s common stock, are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the Company’s common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on the Company’s review of ownership reports required to be filed for the year ended December 31, 2007, no executive officer, director or 10% beneficial owner of shares of the Company’s common stock failed to file any required ownership report on a timely basis, except that Directors Schudt and Francis each filed a Form 4 covering a single purchase transaction during 2007 after the two-business day deadline.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of the Company’s Code of Ethics was previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company has also adopted a Code of Business Conduct, pursuant to the listing standards of the NASDAQ Stock Market, that applies generally to the Company’s directors, officers, and employees.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes BankFinancial Corporation’s compensation philosophy and policies for 2007 as applicable to the executive officers named in the Summary Compensation Table. This section explains the structure and rationale associated with each material element of the named executive officers’ compensation, and it provides context for the more detailed disclosure tables and specific compensation amounts provided in the following section. It is important to note that the Company and the Bank share an executive management team, and except for awards made pursuant to the Company’s 2006 Equity Incentive Plan (the “2006 EIP”), the members of the executive management team are compensated by the Bank rather than the Company and the Company reimburses the Bank for their services to the Company through inter-company expense allocations. The compensation packages of the named executive officers are determined and approved by the Human Resources Committee based upon each officer’s performance and roles for both the Company and the Bank.

Role of the Human Resources Committee of the Board of Directors

Pursuant to its Charter, the Human Resources Committee is directly responsible for the execution of the Board of Directors’ responsibilities with respect to compensation, performance evaluation and succession planning for the Company’s Chief Executive Officer and other executive officers. The Human Resources Committee is also responsible for the submission of an annual report on executive compensation to the Board of Directors for inclusion in the Company’s annual proxy statement. During 2007, the Human Resources Committee was comprised of Messrs. Schudt (Chairman), Hausmann, Koopmans, Wells and Wherfel and Ms. Francis each of whom is expected to serve on the committee through June 30, 2008. Each of the members is considered “independent” according to the listing standards of the NASDAQ Stock Market, an “outside” director pursuant to Section 162(m) of the Internal Revenue Code, and a “non-employee” director under Section 16 of the Securities Exchange Act of 1934.

Compensation Philosophy and Objectives

The overall objective of the Company’s compensation program is to align executive officer compensation with the success of meeting strategic, financial and management objectives and goals. The programs are designed to create meaningful and appropriate incentives to manage the business successfully and to align executive officers’ interests with those of the stockholders of the Company. The program is structured to accomplish the following:

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

•	maintain a program that:

•	clearly motivates personnel to perform and succeed according to the current goals of the Company;

•	provides management with the appropriate empowerment to make decisions that benefit the primary constituents;

•	attracts and retains key personnel critical to the long-term success of the Company;

•	provides for management succession planning and related considerations;

•	encourages increased productivity; and

•	provides for subjective consideration in determining incentive and compensation components;

•	ensure that management:

•	fulfills its oversight responsibility to its primary constituents;

•	conforms its business conduct to the Company’s established ethical standards;

•	remains free from any influences that could impair or appear to impair the objectivity and impartiality of its judgments or treatment of the constituents of the Company; and

•	continues to avoid any conflict between its responsibilities to the Company and each executive officer’s personal interests.

Compensation Principles and Factors

Business Plan Objectives. The Boards of Directors of the Company and the Bank periodically conduct a review of current and anticipated business conditions in the context of the Company’s and the Bank’s financial and competitive position. The review period typically includes at least the previous two fiscal years and up to five years prospectively. In connection with this review, management submits a business plan to the Boards of Directors of the Company and the Bank that proposes strategic, financial and management objectives for the period covered, using multiple scenarios in response to a variety of stated assumptions. The Board of Directors then evaluates the proposed business plan, and modifies its provisions to the extent it deems appropriate. The business plan is updated by management and the Board of Directors periodically throughout the year to respond to changing circumstances and conditions.

For 2007, the Human Resources Committee considered the Company’s performance within the context of the 2007 business plan and management’s overall performance, weighing numerous factors within and outside of management’s control.

At the direction of the Board of Directors, management is currently preparing an updated long-term business plan projection through 2010 incorporating growth internally and through acquisitions. This business plan will be the basis for measuring the future progress of the organization, including all appropriate strategic alternatives. When approved by the Board of Directors, the 2010 business plan will also become the basis for evaluating management performance pursuant to the Human Resources Committee’s charter.

Corporate Performance and Peer Comparison. In establishing executive officer compensation, the Human Resources Committee measures the Company’s performance compared to management’s and the Board of Directors’ goals and business objectives as well as to other financial institutions of comparable size and complexity. The Human Resources Committee believes that using the Company’s performance as a factor in determining executive officer compensation levels is useful in helping to align the executive officers’ interests with those of the stockholders of the Company. With that in mind, the Human Resources Committee focuses on Company performance versus key business plan financial performance criteria (using both GAAP and non-GAAP measurements) such as return on beginning equity, return on average assets, revenue growth, diluted earnings per share growth, capital adequacy, asset quality, liquidity, interest rate risk, and operating efficiency. As part of the evaluation and review of these criteria, the Human Resources Committee also takes into account the way in which various subjective issues, such as competition and general economic conditions, including the interest rate environment and its impact on performance, may affect the Company’s performance.

For purposes of comparative analysis in assessing performance, the Company generally considers commercial banks and savings institutions of similar asset size. In addition, the Company also considers institutions that are similarly situated due to their recent conversion to public-company status. The group of comparative institutions used in 2007 generally included financial institutions with total assets of $1 billion to $10 billion, with a focus on commercial banks and savings institutions located in the Chicago metropolitan area as well as institutions throughout the country that recently converted to public-company status. Finally, the

Company also considers the performance of regional, national or international financial institutions directly competing with the Bank. Given the ever-changing landscape within the banking industry, there is no specifically defined group of companies that is utilized for this analysis.

The Human Resources Committee believes that peer comparison is useful in order to stay competitive in the marketplace and for attracting and retaining qualified executives. While the Human Resources Committee believes that it is prudent to consider peer comparison in determining compensation practices, it does not set strict parameters for using this data. Rather, the Human Resources Committee uses peer comparison data to ensure that executive compensation is reasonable relative to comparable organizations.

Performance Reviews and Role of Executives in Committee Meetings. Management reports to the Board of Directors at least annually on its progress in achieving the strategic, financial and management objectives established by the business plan. The Board of Directors then considers the overall performance of the Company and its executive officers in the context of these objectives, weighing numerous factors and conditions within and outside of management’s control. Following this review, the Human Resources Committee reviews current and proposed compensation levels for the Chief Executive Officer and all other executive officers, and submits its conclusions to the Board of Directors for consideration and ratification. The Human Resources Committee relies in part upon the Chief Executive Officer’s written assessment of each executive officer’s individual performance, which considers each executive officer’s efforts in achieving his or her individual goals each year, managing and developing employees and the enhancement of long-term relationships with customers, if applicable to his or her position. However, the Board of Directors and Human Resources Committee exclude the Chief Executive Officer and all other executive officers from their discussions and formal meetings concerning executive officer compensation, except to receive the results of the decisions made by the Human Resources Committee or the Board of Directors and other relevant information.

Information Resources and Role of Compensation Consultants. In reviewing current and proposed compensation levels for executive officers, the Human Resources Committee considers the organizational structure and composition of the Company and the Bank, external information from public sources on peer and competitor compensation practices and levels and other information it deems relevant to its responsibilities. In 2006, the Human Resources Committee engaged Frederic W. Cook & Co. to assess the structure and reasonableness of the Company’s executive compensation program, which incorporates cash incentive and equity incentive components. The Human Resources Committee continued to have access to its own outside counsel and compensation consultant during 2007. The Human Resources Committee engaged Frederic W. Cook & Co. to assist in the preparation of the compensation aspects of reports filed with the Securities and Exchange Commission and to be available for consultations with outside counsel to the Human Resources Committee, but did not engage an independent compensation consultant for any other specific purpose in the 2007 review process because it believed it had sufficient information from external, independent public sources to execute its responsibilities.

Components of Executive Compensation

General. All executive officers of the Company, including the Chief Executive Officer, are currently executive officers of the Bank. On May 19, 2006, the Company adopted the 2006 EIP, and it was subsequently approved by the Company’s stockholders at the 2006 annual meeting. Except for awards made pursuant to the 2006 EIP, the Company does not separately compensate its executive officers. The compensation that the Bank pays to its executive officers, however, is taken into account in establishing the inter-company expense allocations that the Company pays to the Bank. Prior to the mutual-to-stock conversion in 2005, the Bank’s compensation programs involved only cash compensation consisting of base salary, incentive compensation and traditional employee benefits. In connection with the mutual-to-stock conversion, the Bank also established a tax-qualified ESOP, and executive officers are eligible to participate in the ESOP subject to vesting and other requirements and limitations.

Base Salary. Generally, base salary levels are established based on job descriptions and responsibilities, either temporary or permanent in nature (including any revisions or proposed revisions thereto), competitive conditions and general economic trends in the context of the Bank’s financial and franchise condition and performance.

In 2008, the base salary for the named executive officers other than the Chief Executive Officer increased by an amount equal to the increase in the 12-month Consumer Price Index as reported by the U.S. Treasury Department in October, 2007 (this index was used uniformly throughout the Company for cost-of-living adjustments to base compensation).

Name	Position	2007 Base Salary(1)	2008 Base Salary(1)	Percentage Change from 2007 to 2008
F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	$395,906	$395,906	0%

Paul A. Cloutier	Executive Vice President and Chief Financial Officer	$247,046	$252,728	2.3%

James J. Brennan	Executive Vice President, Corporate Secretary and General Counsel	$295,610	$302,409	2.3%

Robert J. O’Shaughnessy	Executive Vice President and Chief Credit Officer	$252,350	$258,154	2.3%

Christa N. Calabrese	Regional President	$216,300	$221,275	2.3%

(1)	Base salary is effective as of March 17 of a calendar year.

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

In general, the Company’s business plan assumptions include a total annual cash incentive compensation pool between 10% and 20% of base salary for executive officers, including the Chief Executive Officer. Absent extraordinary circumstances, annual cash incentive compensation typically will not exceed 20% of an executive officer’s base salary. Provided that the Company’s overall financial performance was generally consistent with the overall projected business plan results (taking into consideration factors both within and outside of the Company’s control), the annual performance review process results in an award based on each executive officer’s relative achievement in percentage terms of the applicable established strategic, financial and management business plan objectives. The Company does not use a specific formula to determine the amount of the actual annual cash incentive compensation for each executive officer.

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

The Human Resources Committee believes that the Company’s present market valuation is most closely aligned with its capital strength, asset quality and core deposit franchise and that a key objective for the Chief Executive Officer is to preserve these strengths throughout the deployment of the Company’s excess capital and the execution of its business objectives. Consequently, the Human Resources Committee conditioned the vesting of certain restricted stock and stock option awards on the achievement of tangible capital ratios and asset quality ratios at the end of each calendar year (as certified by the Human Resources Committee based on the Company’s quarterly financial statements).

The Human Resources Committee also believes that the establishment of equity-based compensation programs has been an important tool for the retention and attraction of qualified management talent at all levels of the Bank. In general, the Human Resources Committee believes that the implementation of the 2006 EIP was successful in meeting the Company’s overall compensation goals given the stability of management and the consistent focus on current and future franchise quality demonstrated by management’s planning and actions. Accordingly, as with cash incentive compensation, the Human Resources Committee may recognize especially meritorious individual performance with an equity-based award in lieu of, or supplementary to, a cash incentive award.

The Human Resources Committee considered the relative merits of cash incentive awards versus equity-based incentive awards in the context of 2007 performance recognition. In its deliberations, the Human Resources Committee considered various factors, including the advantages of enhancing the alignment of long-term interests of the stockholders (including the creation of opportunities to further encourage management’s current and future ownership participation), various tax and accounting issues (both from the perspective of the Company and an individual recipient), and the prospective motivational aspects of different award types in future years. The Human Resources Committee noted that to the extent that the Company utilized some form of equity-based awards, the recipient accepted a certain amount of market risk compared to a cash award and, notionally, some measure of market risk adjustment in the recipient’s favor would be appropriate. The Human Resources Committee determined that, subject to certain limits and restrictions designed to preserve the Company’s future flexibility, it was appropriate to provide certain officers the ability to choose between receiving cash or equity awards provided that the GAAP expense to the Company was effectively constant, prior to any market risk adjustments. The Human Resources Committee also determined that there may be some situations where it is in the mutual interests of the Company and the recipient to recognize individual performance using only equity awards and in such cases, the recipient would not be given a choice as to the form of recognition.

Based on the foregoing reasoning and the recommendation of the Human Resources Committee, the Board of Directors approved certain amendments to the Company’s 2007 management incentive compensation program. The amendments provide that participants in the management incentive compensation program, including the Company’s Chief Executive Officer, Chief Financial Officer and other officers, may elect to receive some or all of the incentive compensation they earned under the management incentive compensation program for 2007 in the form of stock options instead of cash. If participants elected to receive stock options, they received that number of stock options with a grant date fair value (calculated according to the Company’s FAS 123(R) GAAP expense for the stock options) equal to the amount of the cash incentive compensation foregone. Participants (other than the Company’s Chief Executive Officer who had already received the maximum number of stock options permitted under the management incentive compensation program) also received additional stock options with a grant date fair value equal to 10% of the stock options received in lieu of the cash incentive award to compensate participants for the additional market risk associated with the stock option awards. The stock options granted in lieu of the cash incentive award fully vested at grant, while 50% of the additional options will vest on December 15, 2008 and 50% will vest on June 15, 2009. The number of stock options granted to named executive officers under this amendment to the 2007 management incentive program amendment totaled 305,334.

Share Ownership Guidelines. In the absence of difficult personal circumstances, the Human Resources Committee encourages the Chief Executive Officer and the other named executive officers of the Company to acquire and hold a position in Company shares equal to 100% of the executive’s three-year average annual cash compensation. The Human Resources Committee also encourages other executive officers of the Company and the Bank to acquire and hold a position in Company shares equal to 20% of the executive’s three-year average annual cash incentive compensation. The Human Resources Committee only considers shares that are purchased by such executive officers to determine whether the share ownership guidelines have been met. At December 31, 2007, all elements of the Human Resources Committee’s share ownership guidelines were met. In addition, the Human Resources Committee encourages executive officers to retain all shares granted under the 2006 EIP. At December 31, 2007, the Company’s directors and executive officers had retained 100% of their vested 2006 EIP restricted shares.

401(k) Plan. The Company has a tax-qualified defined contribution retirement plan covering all of its eligible employees. The plan is a 401(k) and profit-sharing plan. Employees are eligible to participate in the plan after attainment of age 21 and completion of six months of service. Prior to April 1, 2007, the Company matched employee contributions up to 5% of an employee’s wages. The Company could also contribute an additional amount annually at the discretion of the Board of Directors. Effective April 1, 2007, the Board of Directors amended the match component of the plan to provide a fixed match in the amount of 50% of the first 6% of compensation deferred under the plan. The Board of Directors amended the match formula after considering the significant benefit provided to all eligible employees under the ESOP. Contributions totaling $602,802 were made to the 401(k) plan for 2007.

Employee Stock Ownership Plan and Trust. The Bank implemented the ESOP in connection with the mutual-to-stock conversion, effective as of January 1, 2004. Employees with at least one year of employment with the Bank who have attained the age of 21 are eligible to participate. As part of the mutual-to-stock conversion, the ESOP trust borrowed funds from the Company and used those funds to purchase 1,957,300 shares of common stock. The shares of common stock purchased by the ESOP are the collateral for the loan. The loan will be repaid principally from the Bank through discretionary contributions to the ESOP over a period of up to 20 years. The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments. The interest rate for the loan will be equal to the prime rate plus 100 basis points, adjustable every five years. Shares purchased by the ESOP are held in a suspense account for allocation among participants as the loan is repaid.

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

In addition to participation in the standard life and disability insurance benefits available to all full-time employees, the Company has historically requested the insurable named executive officers to obtain additional life, accidental death and disability insurance coverage in an amount equal to the death benefit payable under their respective employment agreements. In the event of the death or disability of one of these executive officers, the Bank’s obligations under their employment agreement would be reduced on a dollar-for-dollar basis by the insurance proceeds received by the executive officer or the named beneficiary under the insurance policy. In exchange, the Bank reimbursed the participant for the after-tax cost of the annual insurance premium for the additional coverage. In May, 2007, the Bank purchased bank-owned life insurance insuring the lives of certain officers, including the named executive officers. The purchase of bank-owned life insurance eliminated the need to maintain a separate life insurance policy on all but one named executive officer. The Human Resources Committee believes that bank-owned life insurance and the additional life insurance policy it currently maintains on one named executive officer are very cost-effective means of protecting the Bank and the Company against the immediate financial consequences of the death or disability of this executive officer.

Excluding the effects of the Bank’s contributions for the health, vacation, 401(k) and ESOP benefits available to all full-time employees and the Bank’s reimbursement of the after-tax premium costs for additional life and disability insurance coverages, the Human Resources Committee generally believes that other compensation and perquisites should not exceed 10% of each named executive officer’s total annual cash compensation. The Company’s perquisite policy was amended in 2007 to reflect this limitation. As of December 31, 2007, the Company’s compensation practices with respect to other compensation and perquisites met this standard.

Conclusions for Year Ended December 31, 2007

This section describes the decisions made by the Human Resources Committee with respect to the compensation for the named executive officers for 2007 and 2008.

Executive Summary. The following is a brief summary of the compensation decisions the Human Resources Committee affected for 2007 and 2008:

•	we did not increase the Chief Executive Officer’s base salary for 2007 or 2008;

•	we did not increase base salaries for the other named executive officers for 2007 and increased them generally by 2.3% for 2008;

•	aggregate annual cash incentive payments to named executive officers for 2007 increased modestly from the aggregate annual cash incentives paid for 2006;

•

we continued to implement the 2006 EIP to further align the financial interests of the executive officers with stockholders and to strengthen the retention tools for executive officers and other key senior officers; and

•	other benefits and perquisites declined modestly in 2007.

Chief Executive Officer. The Human Resources Committee reviewed the Chief Executive Officer’s performance in the context of the approved business plan and the extent to which established strategic, financial and management objectives were realized during the previous calendar year. The Committee also evaluated the overall state of the company’s franchise and strategic position, capabilities and direction consistent with Chief Executive Officer’s execution of his leadership and planning responsibilities.

At a meeting attended solely by Human Resources Committee members, the Human Resources Committee reviewed and evaluated the information provided by the Chief Executive Officer. The Human Resources Committee determined that the Chief Executive Officer generally performed at the higher end of the Board’s expectations in 2007. The Human Resources Committee noted specifically that management responded appropriately to interest rate, economic and competitive conditions, resulting in relatively consistent performance metrics compared to 2006 absent special items such as the U.S. Mortgage bankruptcy case and the VISA litigation settlement. The Human Resources Committee also noted that the Company’s asset quality, liquidity and interest rate risk metrics were consistent with its expectations and were quite favorable when viewed on a comparative basis in many cases. Finally, the Human Resources Committee noted that the continued focus on innovation and operating efficiencies produced favorable results in 2007, including greater productivity and new functions, products and services delivered to the market – most notably, the Bank’s new Express Branch service delivery concept currently being implemented in the Skokie, Illinois market.

The Human Resources Committee also noted that the Company’s total loans, securities, deposits and other borrowings contracted during 2007. It concluded that given the changes in the U.S. economy, the optimization of the balance sheet with the commensurate reduction of risk and preservation of capital, liquidity and asset quality for the future was prudent. The Human

Resources Committee further noted the decline in retail deposits during the course of 2007 and concluded that the decline was primarily attributable to the intensified competitive environment despite the Bank’s more aggressive marketing and pricing during the year.

In recognition of the foregoing, the Human Resources Committee concluded that the Chief Executive Officer should receive a cash incentive compensation award for 2007 of $60,000 compared to $57,656 in 2006. The Human Resources Committee noted that as in 2006-2007, the Chief Executive Officer had previously requested no increase to his base salary for 2008, and accordingly, the Chief Executive Officer’s base salary would not increase from its 2007 level. The Chief Executive Officer was offered the opportunity to exchange the proceeds of the cash incentive awards subject to the amendments to the Company’s 2007 management incentive compensation program provided that the after-tax GAAP expense to the Company remained the same prior to any adjustment for market risk. Subject to ratification by the Board, the Committee directed the Executive Vice President – Human Resources to implement its conclusions and recommendations as to the Chief Executive Officer. The Board subsequently ratified the actions of the Human Resources Committee with respect to the Chief Executive Officer.

Other Named Executive Officers. The Chief Executive Officer submitted performance review information for the named executive officers of the Company to the Human Resources Committee, together with current and proposed base salary and cash and equity incentive compensation recommendations. The Human Resources Committee reviewed and evaluated the information provided by the Chief Executive Officer. Because the Board members have had considerable interaction with the Company’s named executive officers and other members of senior management throughout the year, the Committee determined that it had a strong basis to make an independent evaluation of the Chief Executive Officer’s conclusions and recommendations. The Human Resources Committee determined that the Chief Executive Officer’s conclusions and recommendations were appropriate, subject to certain revisions that were generally minor in nature, and approved the recommended cash incentive compensation awards to the named executive officers as disclosed in the Summary Compensation Table. Each of the other named executive officers was offered the opportunity to exchange the proceeds of the cash incentive awards subject to the amendments to the Company’s 2007 management incentive compensation program provided that the after-tax GAAP expense to the Company remained the same prior to any adjustment for market risk. The Human Resources Committee further determined that, based on extraordinary circumstances relating to the recoveries made in connection with the U.S. Mortgage bankruptcy resolution and enhancements to the Bank’s internal compliance programs, one named executive officer would be awarded stock options in addition to cash incentive compensation. The Board subsequently ratified the actions of the Human Resources Committee with respect to the other named executive officers.

Reasonableness of Compensation

After considering all components of the compensation program for the named executive officers, the Human Resources Committee has determined that such compensation is reasonable and appropriate.

In making this determination, the Human Resources Committee considered many factors, including the following:

•	management has positioned the Company for future success through the planning and execution of the strategic, financial and management objectives of the Company’s business plan;

•	the Company’s total stockholder return since its initial public offering has exceeded published market indices relevant to the Company’s stockholders;

•	the Company is increasingly well positioned in the communities it serves as a result of management’s focus and execution of the Company’s community bank mission;

•	management responded appropriately to interest rate, economic and competitive conditions in 2007, resulting in a relatively consistent performance compared to 2006; and

•	the Company’s asset quality, liquidity and interest rate risk metrics were quite favorable in 2007, measured independently and on a comparative basis.

Tax and Accounting Treatment

Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code limits the tax deduction to $1 million for compensation paid to certain executive officers of public companies. The limitations on the deductibility of executive compensation imposed under Section 162(m) did not affect the Company during 2007 because the compensation paid to the Company’s executive officers in 2007 did not exceed these limitations. The 2006 EIP provides the Human Resources Committee with flexibility to address issues that may arise under Section 162(m), and contains provisions that could be utilized to reduce its potential adverse effects. The Human Resources Committee intends to continue to evaluate the potential adverse impact that Section 162(m) could have on the Company in the future.

American Jobs Creation Act of 2004. The Human Resources Committee has monitored regulatory developments under Section 409A of the Internal Revenue Code, which was enacted as part of the American Jobs Creation Act of 2004 and deals with specific tax rules for non-qualified deferred compensation plans. The Company revised certain provisions in its employment agreements with the Chief Executive Officer, the other named executive officers and certain other officers to address Section 409A and the final Treasury Regulations under Section 409A, which were issued on April 10, 2007. The 2006 EIP provides the Human Resources Committee with flexibility to address issues that may arise under Section 409A, and contains provisions that could be utilized to reduce its potential adverse effects. The Human Resources Committee intends to continue to evaluate the potential adverse impact that Section 409A could have on the Company in the future.

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

HUMAN RESOURCES COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the year ended December 31, 2007.

Submitted by:

Joseph A. Schudt, Chairman

Cassandra J. Francis

John M. Hausmann

Sherwin R. Koopmans

Terry R. Wells

Glen R. Wherfel

Members of the Human Resources Committee

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s other three most highly compensated executive officers who served in such capacities during 2007:

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus(1)		Stock Awards(2)		Option Awards(2)		All Other Compensation(3)		Total Compensation
F. Morgan Gasior Chairman of the Board, Chief Executive Officer and President	2007 2006	$ $	395,906 393,245	$ $	60,000 57,656	$ $	881,000 881,000	$ $	74,850 74,850	$ $	57,986 64,242	$ $	1,469,742 1,470,993

Paul A. Cloutier Executive Vice President and Chief Financial Officer	2007 2006	$ $	247,046 245,385	$ $	36,000 35,978	$ $	440,500 440,500	$ $	25,449 25,449	$ $	51,413 72,083	$ $	800,408 819,395

James J. Brennan Executive Vice President, Corporate Secretary and General Counsel	2007 2006	$ $	295,610 293,623	$ $	56,000 56,000	$ $	440,500 440,500	$ $	25,449 25,449	$ $	54,563 75,369	$ $	872,122 890,941

Robert J. O’Shaughnessy Executive Vice President and Chief Credit Officer	2007 2006	$ $	252,350 250,654	$ $	48,000 48,000	$ $	374,425 374,425	$ $	31,811 31,811	$ $	44,799 63,254	$ $	751,385 768,144

Christa N. Calabrese Regional President	2007 2006	$ $	216,300 214,846	$ $	28,000 28,500	$ $	88,100 88,100	$ $	25,449 25,449	$ $	43,191 53,936	$ $	401,040 410,831

(1)	Certain named executive officers elected to receive stock options in lieu of cash under the 2007 management incentive plan. The number of stock options received had a grant date fair value (calculated according to the Company’s FAS 123(R) GAAP expense for the stock options) equal to the amount of the cash incentive compensation foregone. In addition, stock options with a grant date fair value equal to 10% of the stock options received in lieu of the cash incentive award were granted to compensate for the additional market risk associated with the stock option awards (with the exception of the Chief Executive Officer). On February 26, 2008, stock options were granted to the following named executive officers in lieu of cash: 100,000 to Mr. Gasior, 66,000 to Mr. Cloutier, 88,000 to Mr. O’Shaughnessy, and 51,334 to Ms. Calabrese. The stock options granted in lieu of the cash incentive award fully vested at grant, while 50% of the additional options will vest on December 15, 2008 and 50% will vest on June 15, 2009.
(2)	The amounts set forth in the “Stock Awards” column and the “Option Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with FAS 123(R). Amounts recognized may vary from individual-to-individual under the rules of FAS 123(R).
(3)	All other compensation for the named executive officers during fiscal 2007 is summarized below:

Name	Perquisites(i)	Insurance(ii)	Tax Reimbursement (iii)	401(k) Match	ESOP Contribution(iv)	Total “All Other Compensation”
F. Morgan Gasior	$17,252	$6,586	$2,230	$11,250	$20,669	$57,986

Paul A. Cloutier	$18,358	$2,234	$1,411	$8,741	$20,669	$51,413

James J. Brennan	$19,020	$2,284	$3,198	$9,392	$20,669	$54,563

Robert J. O’Shaughnessy	$9,600	$2,251	$3,241	$9,038	$20,669	$44,799

Christa N. Calabrese	$9,600	$2,075	$2,436	$8,411	$20,669	$43,191

Footnotes on following page.

(i)	Includes use of an automobile or an automobile allowance, and in the case of Messrs. Gasior, Brennan and Cloutier, club dues.
(ii)	Consists of premiums paid by the Company during the fiscal year with respect to additional life, accidental death and disability, and short- and long-term disability insurance. Certain amounts were paid by the executive and reimbursed by the Company under employment agreement provisions that reduce, on a dollar-for-dollar basis, the Bank’s obligations under such executive’s employment agreement in the event of the executive’s death or disability by the amount of insurance proceeds received by the executive’s named beneficiary. Reimbursements for life insurance premiums were discontinued in August 2007 in the case of all but one named executive officer due to the purchase of bank-owned life insurance.
(iii)	Reflects reimbursement for income and employment taxes incurred by the executive as a result of the insurance premiums paid by the executive and reimbursed by the Company. See note (ii) above and discussion below for additional information.
(iv)	Includes the Bank’s contribution to the executive’s ESOP account plus any amounts reallocated as a result of forfeitures by terminated ESOP participants.

Grants of Plan-Based Awards

In 2007, the Company did not grant any equity awards to any of the named executive officers under the 2006 EIP. Based on performance in 2007 relating to the recoveries made in connection with the U.S. Mortgage bankruptcy resolution and enhancements to the Bank’s internal compliance programs, in February 2008, the Company awarded Mr. Brennan 80,667 stock options under the 2006 EIP in addition to his cash incentive compensation for 2007. Because the Company made this grant in 2008, the award will be reflected in the summary compensation table for the proxy statement related to the Company’s 2009 annual meeting.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the exercisable and unexercisable stock options and unvested shares of restricted stock at December 31, 2007 held by the individuals named in the summary compensation table:

	Option Awards					Stock Awards
Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options(2)	Option Exercise Price ($)	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested ($)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: # of Unearned Shares, Units or Other Rights That Have Not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
F. Morgan Gasior	50,000	75,000		$17.62	9/5/2011	75,000	$1,186,500
	50,000		25,000	$17.62	9/5/2011			25,000	$395,500

Paul A. Cloutier	34,000	51,000		$17.62	9/5/2011	35,000	$553,700

James J. Brennan	34,000	51,000		$17.62	9/5/2011	35,000	$553,700

Robert J. O’Shaughnessy	42,500	42,500		$17.62	9/5/2011	42,500	$672,350

Christa N. Calabrese	34,000	51,000		$17.62	9/5/2011	15,000	$237,300

(1)	The table below shows the remaining service-based vesting schedule for all unexercisable options granted on September 5, 2006.

Name	12/15/2008	12/15/2009	12/15/2010
F. Morgan Gasior	25,000	25,000	25,000
Paul A. Cloutier	17,000	17,000	17,000
James J. Brennan	17,000	17,000	17,000
Robert J. O’Shaughnessy	21,250	21,250	—
Christa N. Calabrese	17,000	17,000	17,000

(2)	The table below shows the remaining vesting schedule for unearned performance-based equity awards for Mr. Gasior if target capital adequacy and asset quality performance goals are achieved.

Name	Award Type	Performance Measurement Date 09/30/2008
F. Morgan Gasior	Stock Options	25,000

F. Morgan Gasior	Restricted Shares	25,000

(3)	The table below shows the remaining service-based vesting schedule for all unvested restricted shares granted on September 5, 2006.

Name	12/15/2008	12/15/2009	12/15/2010
F. Morgan Gasior	25,000	25,000	25,000
Paul A. Cloutier	25,000	5,000	5,000
James J. Brennan	25,000	5,000	5,000
Robert J. O’Shaughnessy	21,250	21,250	—
Christa N. Calabrese	5,000	5,000	5,000

(4)	The market value of shares is based on a closing stock price of $15.82 on December 31, 2007.

Option Exercises and Stock Vested During 2007

The following table reflects shares of restricted stock held by the named executive officers that vested during 2007.

	Option Awards		Stock Awards
Name (a)	# of Shares Acquired on Exercise (b)	Value Realized on Exercise ($) (c)	# of Shares Acquired on Vesting (1) (d)	Value Realized on Vesting ($)(2)(3) (e)
F. Morgan Gasior	0	$0	75,000	$1,185,250
Paul A. Cloutier	0	$0	25,000	$378,000
James J. Brennan	0	$0	25,000	$378,000
Robert J. O’Shaughnessy	0	$0	21,250	$321,300
Christa N. Calabrese	0	$0	5,000	$75,600

(1)	Includes performance-based restricted stock for Mr. Gasior which were earned based on achievement of performance goals ending December 31, 2006. The shares subject to the award did not actually vest until the Human Resources Committee certified attainment of the specified performance goals on March 15, 2007.
(2)	Generally reflects amounts realized on December 15, 2007 at a closing stock price of $15.12, except for Mr. Gasior who also realized amounts on March 15, 2007 at a closing stock price of $16.79 and November 6, 2007 at a closing stock price of $15.50 for achievement of capital adequacy and asset quality performance goals.
(3)	Mr. Gasior realized $419,750 in value on March 15, 2007 for fiscal 2006 performance. This amount was also reported in the “Option Exercises and Stock Vested During 2006” table filed in last year’s proxy statement.

Potential Payments Upon Termination or Change of Control

The following table sets forth information concerning potential payments and benefits under the Company’s compensation programs and benefit plans to which the named executive officers would be entitled upon a termination of employment as of December 31, 2007. As is more fully described below, the named executive officers have entered into employment agreements with the Bank (each, an “Employment Agreement”), which provide for payments and benefits to a terminating executive officer following a termination other than for “cause”. In addition, award agreements under the 2006 EIP (the “Award Agreements”) provide for the accelerated vesting of unvested awards in similar circumstances, and in addition, upon the occurrence of a change of control of the Company. Except for the payments and benefits provided by the Employment Agreements and the Award Agreements, all other payments and benefits provided to any named executive officer upon termination of his employment are the same as the payments and benefits provided to other eligible executives of the Bank. For purposes of estimating the value of certain equity awards the Company has assumed a price per share of the Company’s common stock of $15.82, which was the closing price of the Company’s common stock on December 31, 2007, the last trading day of the year.

Executive	Potential Payments Upon Termination or Change of Control	Termination by the Bank			Termination by Executive
		For Cause	For Disability(1)	Without Cause(2)	By Resignation	For Good Reason(2)	Upon Death(3)	Change of Control(4)
F. Morgan Gasior	Cash payments	$0	$567,538	$1,455,364	$0	$1,455,364	$494,882	$792,995
	Accelerated Equity Awards	$0	$1,582,000	$1,582,000	$0	$1,582,000	$1,582,000	$1,582,000
	Continued Benefits	$0	$8,055	$19,333	$0	$19,333	$8,055	$19,333
Paul A. Cloutier	Cash payments	$0	$359,161	$963,482	$0	$963,482	$308,808	$913,129
	Accelerated Equity Awards	$0	$553,700	$553,700	$0	$553,700	$553,700	$553,700
	Continued Benefits	$0	$11,195	$26,867	$0	$26,867	$11,195	$26,867
James J. Brennan	Cash payments	$0	$437,763	$1,125,121	$0	$1,125,121	$369,513	$1,056,871
	Accelerated Equity Awards	$0	$553,700	$553,700	$0	$553,700	$553,700	$553,700
	Continued Benefits	$0	$11,241	$26,978	$0	$26,978	$11,241	$26,978
Robert J. O’Shaughnessy	Cash payments	$0	$374,688	$958,544	$0	$958,544	$315,438	$899,294
	Accelerated Equity Awards	$0	$672,350	$672,350	$0	$672,350	$672,350	$672,350
	Continued Benefits	$0	$1,619	$3,886	$0	$3,886	$1,619	$3,886
Christa N. Calabrese	Cash payments	$0	$314,625	$787,158	$0	$787,158	$314,625	$742,908
	Accelerated Equity Awards	$0	$237,300	$237,300	$0	$237,300	$237,300	$237,300
	Continued Benefits	$0	$1,585	$3,804	$0	$3,804	$1,585	$3,804

(1)	Cash payments include prorated annual average cash incentive compensation, prorated employer matching 401(k) contribution, and base salary the executive would have received from the date of termination through the end of his/her employment period. Accelerated equity awards reflect the intrinsic value of unvested outstanding equity awards based on the closing stock price on December 31, 2007 of $15.82. Continued benefits reflect incremental cost of core benefits to the Company during the continuation period based on actual cost for 2007. Prorated annual average cash incentive compensation and base salary shall be paid in equal installments over the period consistent with the regular payroll cycle. Excludes any reduction in benefit as a result of disability insurance or federal social security disability payments.
(2)	Cash payments include prorated annual average cash incentive compensation, prorated employer matching 401(k) contribution, and three times the executive’s annual average compensation. Accelerated equity awards reflect the intrinsic value of unvested outstanding equity awards based on the closing stock price on December 31, 2007 of $15.82. Continued benefits reflect incremental cost of core benefits to the Company for 36 months based on actual cost for 2007. Prorated annual average cash incentive compensation and base salary shall be paid in equal installments over a 36-month period consistent with the regular payroll cycle. Excludes any reduction in benefit as a result of supplemental life insurance payments.
(3)	Cash payments include base salary the executive would have received from the date of termination through the end of his/her employment period. In addition, Ms. Calabrese receives a prorated annual average cash incentive compensation and a prorated employer 401(k) matching contribution consistent with the terms of her previous employment contract with Success National Bank. Accelerated equity awards reflect the intrinsic value of unvested outstanding equity awards based on the closing stock price on December 31, 2007 of $15.82. Continued benefits reflect incremental cost of core benefits to the Company during the continuation period based on actual cost for 2007. Prorated annual average cash incentive compensation and base salary shall be paid in equal installments over the period consistent with the regular payroll cycle.

(Footnotes continued on following page)

(4)	The executives’ employment agreements (described below) do not provide for payments to be made solely as a result of a change of control. However, the payments reflected in this column assume the executive is terminated without cause in connection with a change of control. Executive benefits are reduced to avoid constituting an “excess parachute payment” under Section 280G of the Internal Revenue Code. Amounts reflect the reduced benefit.

Accrued Pay and Regular Retirement Benefits. The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include:

•	Accrued but unpaid salary and vacation pay.

•	Distributions of plan balances under the Company’s 401(k) plan and its ESOP. See “401(k)” and “Employee Stock Ownership Plan and Trust” for an overview of the 401(k) and the ESOP.

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

Under the Bank employment agreements, the Bank will pay the executive officers the base salary reflected in the payroll records, subject to discretionary increases by the Board of Directors. The 2007 base salaries for Messrs. Gasior, Brennan, Cloutier and O’Shaughnessy were $395,906, $295,610, $247,046 and $252,350, respectively, and the 2007 base salary for Ms. Calabrese was $216,300. The employment agreements provide that the base salary may be increased but not decreased. The employment agreements also provide that the executive officer is entitled to an automobile or an automobile allowance, the payment of designated club dues and to participate with other executive officers in incentive compensation and discretionary bonuses declared by the Board. In addition to base salary and bonus, the employment agreements provide for, among other things, participation in a Section 125 cafeteria plan, group medical, dental, vision, disability and life insurance plans, referred to as the core plans, 401(k) plan, the ESOP and other employee and fringe benefits applicable to executive personnel.

During the employment period, each executive officer is provided with a supplemental disability insurance policy that pays 60% of base salary for the remaining term of the agreement in the event the executive officer is terminated due to disability. If an executive officer becomes disabled, his or her base salary will be reduced proportionately by the disability payments made under the disability policy and under the federal social security system. Each executive officer is responsible for paying the premiums but receives an annual allowance in an amount sufficient, on an after-tax basis, to equal the premium payments. In the event of termination of employment due to disability, the executive officer will be entitled to his or her earned salary, the prorated annual average of any cash incentive compensation and bonus that the executive officer received during the preceding two fiscal years, referred to as prorated incentive compensation, the prorated employer matching 401(k) plan contribution that the executive officer would be entitled to receive for the current year, referred to as accrued plan contribution, the base salary he or she would have received from the effective date of termination through the date the employment period would have expired if his or her employment had not sooner terminated due to disability, which will be reduced on a dollar-for-dollar basis by the disability insurance and federal social security disability payments referenced above, and continued coverage under the core plans through the date the employment period would have expired, subject to the executive officer’s continued payment of the costs and contributions for which he or she is responsible.

In addition to the life insurance benefits provided to regular full-time employees, a supplemental life insurance policy was historically provided to each insurable executive officer in an amount not less than three times the executive officer’s base salary. In May 2007, the Bank purchased bank-owned life insurance insuring the lives of certain officers, including the named executive officers. The purchase of bank-owned life insurance eliminated the need to maintain separate life insurance policies on all but one named executive officer. The executive officer is the owner of the policy and receives an annual allowance sufficient to cover the cost of such insurance. In the event of the executive officer’s death during the term of the employment agreement, any base salary payments required of the Bank upon the death will, assuming a supplemental life insurance policy has been obtained, be reduced on a dollar-for-dollar basis by the payments to the executive officer’s designated beneficiary under the supplemental insurance policies. If a supplemental life insurance policy on the executive’s life has not been obtained, such payments will be made by the Bank in accordance with the applicable employment agreement. The agreements provide for termination for cause at any time. In the event of termination for cause, the executive officer will only receive the unpaid balance of his or her base salary, referred to as earned salary, through the effective date of termination of employment.

In the event the executive officer’s employment is terminated due to death, his or her surviving spouse and minor children, if any, will be entitled to the same coverage under the core plans that the executive officer would have been provided if his or her employment had terminated due to disability. In addition, the executive officer’s estate or trust, as applicable, will be entitled to the base salary the executive officer would have been paid through the date the employment period would have expired if the executive officer’s employment had not been sooner terminated due to death. If a supplemental life insurance policy has been obtained on the life of the executive officer, the Bank’s obligation to make such payments will be reduced on a dollar-for-dollar basis by the death benefits payments under any supplemental life insurance policy purchased for an executive officer. Also, with respect to Ms. Calabrese only (consistent with the terms of her previous employment agreement with Success National Bank), an amount equal to the prorated annual average cash incentive compensation and a prorated employer 401(k) matching contribution would be due. Except with respect to coverage under the core plans, the Bank will generally have no obligation to pay or provide an executive officer’s estate, surviving spouse, or minor children with any other compensation or benefits on account of the executive officer’s death.

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

Under the employment agreements, the executive officer may terminate his or her employment for good reason by giving notice within 60 days after the event giving rise to the right to terminate employment. “Good reason” generally includes the Company’s (i) decision not to re-elect or failure to re-elect the executive officer to his or her present position; (ii) failure to extend the executive officer’s employment period on the anniversary date for an additional year so that the remaining term of the employment agreement will be 36 months; (iii) relocation of the executive officer’s principal place of employment by more than a specified distance; (iv) reduction in the executive officer’s base salary or a material reduction in benefits to which the executive officer is entitled; (v) liquidation or dissolution of the Bank or the Company; and (vi) material uncured breach of the employment agreement. With respect to Mr. Gasior’s employment agreement, “good reason” also includes the failure to elect or re-elect him as Chairman of the Board of the Bank, a change in the composition of the Board of Directors of the Bank such that the current directors no longer constitute a majority of the Board other than in certain circumstances where the new board is nominated or appointed by the existing Board, or a significant reduction in the scope of his duties, powers, privileges, authority or responsibilities. Mr. Gasior’s employment agreement also provides that, during the term of the employment agreement, the Board of Directors of the Bank will appoint him as the President and Chief Executive Officer of the Bank, and will appoint him as the Chairman of the Board of the Bank at all times during which he is a director of the Bank. In the event an executive officer’s employment is terminated for good reason, he or she will receive the same amounts and the same coverage under the core plans that he or she would have received if his employment had been terminated without cause. An executive officer who terminates his or her employment by resignation other than due to good reason will only be entitled to his or her earned salary through the date of termination.

The executive officer is required under the employment agreement to execute a general release in consideration for any severance amounts. The executive officer also agrees not to compete with the Bank or its affiliates for six months after termination or during the period that severance amounts are paid, if longer. In addition, the executive officer agrees not to solicit the Company’s customers, their business or the Company’s employees for 18 months, which may be reduced in certain circumstances. Payment of benefits under the employment agreements may be made in installments, or if the payment is not deemed to be subject to Section 409A of the Internal Revenue Code, in a lump sum discounted to present value in the case of future cash payments, as determined by the Bank. Benefits under the Bank agreement shall be reduced as may be necessary to avoid constituting an “excess parachute payment” under Section 280G of the Internal Revenue Code.

In May 2008, the Bank and the named executive officers intend to amend the existing employment agreements. The primary purpose of the May 2008 amendments is to bring the employment agreements of the named executive officers into full documentary compliance with the provisions of Section 409A of the Internal Revenue Code. In addition to the changes necessary to comply with the requirements of Code Section 409A, the employment agreements of the named executive officers will be amended to include a change of control of the Company as an additional event that will give rise to a “good reason” for termination of employment by a named executive officer and also to change the form of severance payment due upon a termination by the Bank without cause, by the named executive officer for good reason or as a result of the named executive officer’s disability, from a series of installments to a single lump sum payment. The employment agreements of Messrs. Gasior, Brennan and Cloutier and Ms. Calabrese also will be amended to add a provision extending, at the named executive officers’ expense, health care coverage under the core plans until the time each of the named executive officers becomes eligible for Medicare coverage (or another employer’s group health plan).

In addition to the Bank employment agreements described above, the Company intends to enter into employment agreements with the named executive officers of the Company at a future date.

Compensation of Directors

Directors’ Fees. All directors of the Company are also directors of the Bank. Except for Mr. Gasior, who receives no fees for serving as a director, committee chairperson or committee member, the directors of the Bank received an annual Board fee of $2,000 per month for preparing for and attending meetings of the Board of Directors of the Bank during 2007. Except for the Audit Committee, the Bank did not pay its directors a separate fee during 2007 for serving on board committees. The members of the Audit Committee were paid an Audit Committee fee during 2007 due to the fact that the Audit Committee is a required entity with separate responsibilities established by applicable laws and regulations. During 2007, the Bank paid an Audit Committee fee of $1,000 per quarter to Mr. Hausmann (the Chairman of the Audit Committee), and $800 per quarter to Mr. Wells (a member of the Audit Committee).

The Company did not separately compensate the members of its Board of Directors during 2007 for preparing for and attending meetings of the Board of Directors of the Company. A portion of the Board fees that the Bank paid to its directors, however, were allocated to the Company in the inter-company expense allocations that were made between the Company and the Bank during 2007. The Company paid an Audit Committee fee of $800 per quarter to Mr. Koopmans during 2007 for serving on the Company’s Audit

Committee, but did not compensate the other members of the Audit Committee due to the Audit Committee fee that they received from the Bank. The Company also partially reimbursed Mr. Koopmans for his travel expenses for attending meetings of the Company’s Board of Directors.

In connection with its review of the Board compensation program, the Human Resources Committee considered the relative merits of paying fees to the directors in the form of cash versus equity. The Human Resources Committee considered the fact that the Board had already eliminated all Board Committee fees (except for the Audit Committee, as it is a legally-required independent entity within the Board structure), and thus the Board fees themselves were the only remaining compensation element to evaluate. The Human Resources Committee also considered the extent to which (if at all) the relative composition of Board compensation should differ from that of senior management at any given point in time. Based on these and other relevant factors, the Human Resources Committee recommended, and the Boards of Directors of the Company and the Bank approved, the following amendments to the 2008 Board compensation program on February 20, 2008: (1) the Bank will discontinue the payment of Board fees for the remainder of 2008; (2) the Board fees that will be paid by the Company for the remainder of 2008 will be in the form of stock options, commencing with Board fees that will be due for March of 2008; (3) the Company awarded each member of the Company’s Board stock options having a grant date fair value equal to $22,000 in lieu of the $20,000 in cash that otherwise would have been paid by the Bank as cash Board fees for the remainder of 2008, with the 10% increase in the total Board fees attributable to the market risk that each Director must accept due to this change; (4) twenty-five percent (25%) of the stock options awarded to each Director vested on March 15, 2008, and the remaining stock options will vest ratably on each of June 15, 2008, September 15, 2008 and December 15, 2008, provided the Director is a member of the Board on the applicable vesting date; and (5) the Chairman of the Audit Committee will continue to receive a cash Audit Committee fee of $1,000 per quarter, and the other members of the Audit Committee will continue to receive a cash Audit Committee fee of $800 per quarter, due to the fact that the Audit Committee is a required entity with separate responsibilities established by applicable laws and regulations. The number of stock options granted to named directors under this amendment to the 2008 Board compensation totaled 231,984. The stock options and Audit Committee fees are taken into account in the inter-company expense allocations between the Company and the Bank during 2008.

Equity-Based Compensation. The 2006 EIP (as more fully described above) established a mechanism by which awards of restricted stock or stock options could further align the financial interests of the directors of the Company and the Bank with stockholders and, in the future, provide an additional means to attract, retain and reward individuals who can and do contribute to the success of the Company. The Board of Directors granted long-term equity-based compensation awards (consisting of both restricted stock and stock options) to its members in 2006 as described in the table below. All awards under the 2006 EIP were based in part on a member’s experience and on each member’s responsibilities as assigned by the Board of Directors.

The Board of Directors also established share ownership guidelines for directors applicable both to personally-acquired shares and shares acquired through the 2006 EIP. In general, absent difficult personal financial circumstances, the Board of Directors encourages each director in office at least one (1) year to hold a position in Company shares equal to at least 50% of a director’s annual director’s fees. At December 31, 2007, all eligible directors and all directors as a group significantly exceeded this ownership position. In addition, the Human Resources Committee encourages executive officers to retain all shares granted under the 2006 EIP. At December 31, 2007, the Company’s directors retained 100% of their vested 2006 EIP restricted shares.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	All Other Compensation ($)	Total ($)
Cassandra J. Francis	$24,000	$41,288	$3,203	$0	$68,491
John M. Hausmann, C.P.A.	$28,000	$140,960	$11,824	$0	$180,784
Sherwin R. Koopmans	$27,200	$98,672	$8,277	$0	$134,149
Joseph A. Schudt	$24,000	$234,933	$19,707	$0	$278,640
Terry R. Wells	$27,200	$112,768	$9,459	$0	$149,427
Glen R. Wherfel, C.P.A.	$24,000	$88,100	$7,390	$0	$119,490

Former Directors
Kenneth Cmiel (4)	$10,000	$0	$0	$0	$10,000
Patrick Hartnett (5)	$10,000	$0	$0	$0	$10,000

Footnotes on following page.

(1)	The amounts set forth in the “Stock Awards” column and the “Option Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with FAS 123(R). Amounts recognized may vary from individual-to-individual under the rules of FAS 123(R).
(2)	Each current non-employee director received a restricted stock award on September 5, 2006, for the following number of shares: 10,000 to Ms. Francis, 40,000 to Mr. Hausmann, 28,000 to Mr. Koopmans, 40,000 to Mr. Schudt, 32,000 to Mr. Wells, and 25,000 to Mr. Wherfel. These awards vest ratably in five equal annual installments commencing on December 15, 2006. In addition, Ms. Francis received an additional grant of restricted stock on December 14, 2007 of which 400 shares vested on the grant date and 200 shares will vest on December 15, 2008, 2009, and 2010.
(3)	Each current non-employee director received a stock option award on September 5, 2006 with an exercise price of $17.62 for the following number of shares: 10,000 to Ms. Francis, 40,000 to Mr. Hausmann, 28,000 to Mr. Koopmans, 40,000 to Mr. Schudt, 32,000 to Mr. Wells, and 25,000 to Mr. Wherfel. These awards vest ratably in five equal annual installments commencing on December 15, 2006. In addition, Ms. Francis received an additional grant of stock options on December 14, 2007 of which 400 shares vested on the grant date and 200 shares will vest on December 15, 2008, 2009, and 2010.
(4)	Dr. Cmiel died in 2006 and was paid through his term which ended in May 2007.
(5)	Mr. Hartnett, now deceased, resigned from the Company’s Board of Directors on September 14, 2006, and his term of office as a director of the Bank expired on May 30, 2007.

The table below shows each current non-employee director’s outstanding equity awards as of December 31, 2007.

	Stock Awards	Option Awards
Name		Exercisable	Unexercisable
Cassandra J. Francis	6,600	4,400	6,600
John M. Hausmann, C.P.A	24,000	16,000	24,000
Sherwin R. Koopmans	16,800	11,200	16,800
Joseph A. Schudt	24,000	16,000	24,000
Terry R. Wells	19,200	12,800	19,200
Glen R. Wherfel, C.P.A	15,000	10,000	15,000

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

BENEFICIAL OWNERSHIP OF COMMON STOCK

BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2008, certain information as to the beneficial ownership of shares of the Company’s common stock by: (i) those persons or entities known by the Company to beneficially own more than 5% of the Company’s outstanding shares of common stock; (ii) each director and nominee for election as director; (iii) each executive officer of the Company and/or the Bank; and (iv) all directors and executive officers of the Company and the Bank as a group. The address for each individual listed below is: c/o BankFinancial Corporation, 15W060 North Frontage Road, Burr Ridge, Illinois 60527. An asterisk denotes beneficial ownership of less than one percent.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)		Percent of Shares of Common Stock Outstanding
Keeley Asset Management Corp. 401 South LaSalle Street Chicago, Illinois 60605	2,003,861		9.11%

BankFinancial F.S.B. Employee Stock Ownership Plan Trust 2321 Kochs Lane Quincy, Illinois 62305	1,955,585		8.89

Oz Management, L.L.C. 9 West 57th Street, 39th Floor New York, New York 10019	1,553,854		7.07

Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	1,184,300		5.39

Directors and Nominees

Cassandra J. Francis	26,566	(2)	*
Sherwin R. Koopmans	68,866	(3)	*
Terry R. Wells	69,466	(4)	*
John M. Hausmann	80,666	(5)	*
F. Morgan Gasior	457,971	(6)	2.06
Joseph A. Schudt	115,459	(7)	*
Glen R. Wherfel	72,166	(8)	*

Executive Officers of the Company and/or the Bank:

James J. Brennan	266,921	(9)	1.21
Paul A. Cloutier	232,126	(10)	1.05
Robert J. O’Shaughnessy	255,159	(11)	1.15
Patricia M. Smith	58,912	(12)	*
Thad F. Stewart	60,087	(13)	*
Christa N. Calabrese	116,456	(14)	*
John G. Manos	166,036	(15)	*
Gregg T. Adams	76,952	(16)	*
Mark W. Collins	84,230	(17)	*
Donald F. Stelter	72,741	(18)	*

All Directors and Executive Officers as a Group (17 persons)	2,280,465		9.93%

Footnotes on following page.

(1)	The information reflected in this column is based upon information furnished to us by the persons named above and the information contained in the records of our stock transfer agent. The nature of beneficial ownership for shares shown in this column, unless otherwise noted, represents sole voting and investment power and includes shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days of March 31, 2008.
(2)	Includes 6,600 shares of unvested restricted stock held in Ms. Francis’ name and 14,066 shares issuable pursuant to options held in Ms. Francis’ name.
(3)	Includes 16,800 shares of unvested restricted stock held in Mr. Koopmans’ name and 20,866 shares issuable pursuant to options held in Mr. Koopmans’ name.
(4)	Includes 19,200 shares of unvested restricted stock held in Mr. Wells’ name and 22,466 shares issuable pursuant to options held in Mr. Wells’ name.
(5)	Includes 24,000 shares of unvested restricted stock held in Mr. Hausmann’s name and 25,666 shares issuable pursuant to options held in Mr. Hausmann’s name.
(6)	Includes 12,345 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 3,126 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, 100,000 shares of unvested restricted stock held in Mr. Gasior’s name and 200,000 shares issuable pursuant to options held in Mr. Gasior’s name. Also includes 122,500 shares held in trust for Mr. Gasior’s spouse and 2,500 shares held by Mr. Gasior’s spouse’s individual retirement account. Mr. Gasior disclaims beneficial ownership of these 125,000 shares.
(7)	Includes 24,000 shares of unvested restricted stock held in Mr. Schudt’s name and 25,666 shares issuable pursuant to options held in Mr. Schudt’s name. Also, includes 11,969 shares held in trust and 23,621 shares held by an individual retirement account. In addition, includes 5,432 shares held by Mr. Schudt’s spouse’s individual retirement account. Mr. Schudt disclaims beneficial ownership of these 5,432 shares.
(8)	Includes 15,000 shares of unvested restricted stock held in Mr. Wherfel’s name and 19,666 shares issuable pursuant to options held in Mr. Wherfel’s name. Also, includes 25,000 shares held in trust and 2,500 held by a 401(k) plan.
(9)	Includes 63,828 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 3,126 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, 35,000 shares of unvested restricted stock held in Mr. Brennan’s name and 114,667 shares issuable pursuant to options held in Mr. Brennan’s name. Also includes 300 shares held by Mr. Brennan’s spouse. Mr. Brennan disclaims beneficial ownership of these 300 shares.
(10)	Includes 3,126 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan. Also, includes 35,000 shares of unvested restricted stock held in Mr. Cloutier’s name and 94,000 shares issuable pursuant to options held in Mr. Cloutier’s name.
(11)	Includes 18,131 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 3,126 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, 42,500 shares of unvested restricted stock held in Mr. O’Shaughnessy’s name and 122,500 shares issuable pursuant to options held in Mr. O’Shaughnessy’s name.
(12)	Includes 7,260 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 2,651 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan and 9,000 shares of unvested restricted stock held in Ms. Smith’s name and 34,000 shares issuable pursuant to options held in Ms. Smith’s name.
(13)	Includes 2,768 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 2,819 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, 9,000 shares of unvested restricted stock held in Mr. Stewart’s name and 39,500 shares issuable pursuant to options held in Mr. Stewart’s name.
(14)	Includes 7,663 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 3,126 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, 15,000 shares of unvested restricted stock held in Ms. Calabrese’s name and 80,667 shares issuable pursuant to options held in Ms. Calabrese’s name.
(15)	Includes 16,307 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 3,126 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, 12,000 shares of unvested restricted stock held in Mr. Manos’ name and 61,667 shares issuable pursuant to options held in Mr. Manos’ name. Also includes 3,874 shares held by Mr. Manos’ spouse as custodian under the Uniform Transfers to Minors Act and 43,265 shares held by an Illinois general partnership in which Mr. Manos holds a minority interest. Mr. Manos disclaims beneficial ownership of these 47,139 shares.
(16)	Includes 17,826 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 3,126 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, 13,200 shares of unvested restricted stock held in Mr. Adams’ name and 34,000 shares issuable pursuant to options held in Mr. Adams’ name.
(17)	Includes 29,178 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 3,052 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, 10,800 shares of unvested restricted stock held in Mr. Collins’ name and 34,000 shares issuable pursuant to options held in Mr. Collins’ name.
(18)	Includes 20,550 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 3,091 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, 9,000 shares of unvested restricted stock held in Mr. Stelter’s name and 34,000 shares issuable pursuant to options held in Mr. Stelter’s name. Also includes 100 shares owned by Mr. Stelter’s daughter. Mr. Stelter disclaims beneficial ownership of these 100 shares.

The Company does not have any equity compensation program that was not approved by its stockholders, other than its employee stock ownership plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Neither the Bank nor the Company currently extends credit to its executive officers and directors or any organization considered to be a related interest or affiliate under applicable federal law, and no such loans were outstanding as of December 31, 2007. The Bank’s Professional Responsibility Policy provides that no director or officer may provide goods or services to the Bank or an affiliate (which includes the Company) unless approved by the disinterested majority of the Board of Directors after full disclosure and it is determined that the arrangement is fair and appropriate. In addition, all transactions between the Bank or its affiliates and a director or executive officer must be conducted on an arm’s length basis, comply with all applicable laws and regulations and be on terms that are no more favorable to the director or officer than those afforded to similarly situated customers and vendors.

Director Independence

The Board of Directors has determined that, except for F. Morgan Gasior, who serves as the Chairman, Chief Executive Officer and President of the Company, each of the Company’s directors is “independent” as defined in Rule 4200(a)(15) of the listing standards of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe Chizek during the years ended December 31, 2007 and 2006:

Audit Fees. The aggregate fees billed to the Company by Crowe Chizek for professional services rendered by Crowe Chizek for the audit of the Company’s annual financial statements and internal controls, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by Crowe Chizek in connection with statutory and regulatory filings and engagements were $360,090 and $189,700 during the years ended December 31, 2007 and 2006, respectively.

Audit Related Fees. The aggregate fees billed to the Company by Crowe Chizek for assurance and related services rendered by Crowe Chizek that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “Audit Fees,” above, were $33,100 and $160,316 during the years ended December 31, 2007 and 2006, respectively. The 2007 and 2006 fees were billed to the Company for services related to the Company’s Dividend Reinvestment Plan, Equity Incentive Plan, ESOP and the Bank’s 401(k) Plan.

Tax Fees. The aggregate fees billed to the Company by Crowe Chizek for professional services rendered by Crowe Chizek for tax consultations and tax compliance were $23,700 and $24,700 during the years ended December 31, 2007 and 2006, respectively.

All Other Fees. There were no fees billed to the Company by Crowe Chizek during the years ended December 31, 2007 and 2006, respectively, that are not described above.

Audit Committee Pre-Approval Policy

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by Crowe Chizek, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee pre-approved 100% of the audit related fees and tax fees described above during the years ended December 31, 2007 and 2006.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKFINANCIAL CORPORATION

Date: April 29, 2008	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)