Form 10-Q
period 2008-03-31
BankFinancial CORP
filed 2008-05-05
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

or

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

21,967,077 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 1, 2008.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2008 and December 31, 2007

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and due from other financial institutions	$25,530	$28,279
Interest-bearing deposits in other financial institutions	3,611	669

Cash and cash equivalents	29,141	28,948
Securities available-for-sale, at fair value	73,545	77,049
Loans held-for-sale	1,786	173
Loans receivable, net of allowance for loan losses:
March 31, 2008, $10,830; and December 31, 2007, $11,051	1,246,983	1,253,999
Stock in Federal Home Loan Bank, at cost	15,598	15,598
Premises and equipment, net	34,014	34,487
Accrued interest receivable	6,763	7,090
Goodwill	22,566	22,566
Core deposit intangible	7,317	7,769
Investment in bank-owned life insurance	19,802	19,585
Other assets	17,553	13,280

Total assets	$1,475,068	$1,480,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	1,057,613	1,073,650
Borrowings	112,020	96,433
Advance payments by borrowers for taxes and insurance	6,299	7,488
Accrued interest payable and other liabilities	9,551	11,836

Total liabilities	1,185,483	1,189,407
Commitments and contingent liabilities

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, shares authorized: 100,000,000; shares issued at March 31, 2008, 21,989,077 and at December 31, 2007, 22,244,477	220	222
Additional paid-in capital	195,944	198,449
Retained earnings	115,448	113,802
Unearned Employee Stock Ownership Plan shares	(16,882)	(17,126)
Accumulated other comprehensive income (loss)	(5,145)	(4,210)

Total stockholders' equity	289,585	291,137

Total liabilities and stockholders’ equity	$1,475,068	$1,480,544

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Three months March 31, 2008 and 2007

(In thousands, except share and per share data) - (Unaudited)

	Three months ended March 31,
	2008	2007
Interest and dividend income:
Loans, including fees	$19,578	$21,740
Securities	1,146	1,525
Other	18	528

Total interest income	20,742	23,793
Interest expense:
Deposits	6,308	8,277
Borrowings	1,161	1,488

Total interest expense	7,469	9,765

Net interest income	13,273	14,028
Provision (credit) for loan losses	(51)	581

Net interest income after provision (credit) for loan losses	13,324	13,447
Noninterest income:
Deposit service charges and fees	825	835
Other fee income	475	461
Insurance commissions and annuities income	246	244
Gain on sale of loans, net	70	48
Gain on sale of securities available for sale	1,385	—
Gain on unredeemed VISA stock	1,240	—
Gain on disposition of premises and equipment	9	6
Loan servicing fees	213	211
Amortization and impairment of servicing assets	(311)	(95)
Operations of real estate owned	(11)	—
Earnings on BOLI	217	—
Other	348	332

Total noninterest income	4,706	2,042
Noninterest expense:
Compensation and benefits	8,220	8,437
Office occupancy and equipment	1,947	1,507
Advertising and public relations	164	228
Data processing	904	749
Supplies, telephone, and postage	522	568
Amortization of intangibles	452	477
Other	1,019	1,156

Total noninterest expense	13,228	13,122

Income before income taxes	4,802	2,367
Income tax expense	1,610	716

Net income	$3,192	$1,651

Basic earnings per common share	$0.16	$0.08

Diluted earnings per common share	$0.16	$0.08

Weighted average common shares outstanding	19,962,347	21,483,931
Diluted weighted average common shares outstanding	19,968,004	21,537,542

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Three months ended March 31, 2008 and 2007

(In thousands, except share and per share data) - (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan (“ESOP”) Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance at December 31, 2006	$243	$227,741	$113,128	$(18,105)	$3,008	$326,015
Comprehensive income:
Net income	—	—	1,651	—	—	1,651	$1,651
Change in other comprehensive income, net of tax effects	—	—	—	—	1,478	1,478	1,478

Total comprehensive income							$3,129

Purchase and retirement of common stock (1,131,974 shares)	(11)	(19,250)	—	—	—	(19,261)
Nonvested stock awards:
Issuance of shares of restricted stock	—	—	—	—	—	—
Stock-based compensation expense	—	1,000	—	—	—	1,000
Cash dividends declared on common stock ($0.07 per share)	—	—	(1,688)	—	—	(1,688)
ESOP shares earned	—	151	—	241	—	392

Balance at March 31, 2007	$232	$209,642	$113,091	$(17,864)	$4,486	$309,587

Balance at December 31, 2007	$222	$198,449	$113,802	$(17,126)	$(4,210)	$291,137
Comprehensive income:
Net income	—	—	3,192	—	—	3,192	$3,192
Change in other comprehensive income, net of tax effects	—	—	—	—	(935)	(935)	(935)

Total comprehensive income							$2,257

Purchase and retirement of common stock (254,800 shares)	(2)	(3,897)	—	—	—	(3,899)
Nonvested stock awards:
Stock-based compensation expense	—	1,247	—	—	—	1,247
Cash dividends declared on common stock ($0.07 per share)	—	—	(1,546)	—	—	(1,546)
ESOP shares earned	—	145	—	244	—	389

Balance at March 31, 2008	$220	$195,944	$115,448	$(16,882)	$(5,145)	$289,585

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2008 and 2007

(In thousands) - (Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$3,192	$1,651
Adjustments to reconcile to net income to net cash from operating activities
Provision (credit) for loan losses	(51)	581
ESOP shares earned	389	392
Stock-based compensation expense	989	1,000
Depreciation and amortization	948	949
Amortization and accretion of premiums and discounts	(4)	(216)
Amortization of core deposit and other intangible assets	447	481
Amortization and impairment of servicing assets	311	95
Net change in net deferred loan origination costs	45	22
Net gain on sale of loans	(70)	(48)
Net gain on sale of securities	(1,385)	—
Gain on unredeemed VISA stock	(1,240)	—
Net gain on disposition of premises and equipment	(9)	(6)
Loans originated for sale	(9,652)	(4,330)
Proceeds from sale of loans	8,107	4,533
Earnings on bank-owned life insurance	(217)	—
Net change in:
Deferred income tax	864	(49)
Accrued interest receivable	327	(127)
Other assets	1,469	220
Accrued interest payable and other liabilities	(2,027)	(477)

Net cash from operating activities	2,433	4,671
Cash flows from investing activities
Securities available-for-sale
Proceeds from sales	1,385	—
Proceeds from maturities	198	12,000
Proceeds from principal repayments	1,758	1,637
Loans receivable
Principal payments on loans receivable	231,263	196,235
Purchases	(565)	(611)
Originated for investment	(229,038)	(164,542)
Purchase of premises and equipment, net	(157)	(198)

Net cash from investing activities	4,844	44,521

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Three months ended March 31, 2008 and 2007

(In thousands) - (Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from financing activities
Net change in deposits	(16,037)	(23,749)
Net change in borrowings	15,587	(3,848)
Net change in advance payments by borrowers for taxes and insurance	(1,189)	(1,679)
Repurchase and retirement of common stock	(3,899)	(19,261)
Cash dividends paid on common stock	(1,546)	(1,688)

Net cash from financing activities	(7,084)	(50,225)

Net change in cash and cash equivalents	193	(1,033)
Beginning cash and cash equivalents	28,948	67,337

Ending cash and cash equivalents	$29,141	$66,304

Supplemental Disclosures of Cashflow Information:
Interest paid	$6,114	$9,445
Income taxes paid	300	—
Loans transferred to other real estate	1,136	—
Due to broker	47	—

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 1 – Basis of Presentation.

BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), is the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”). On March 15, 2008, Financial Assurance Services, Inc. (“Financial Assurance”), a wholly-owned subsidiary of the Bank, completed the sale of its title insurance agency business to a newly formed, third-party title insurance agency. The sale of the title insurance agency business does not affect the Bank’s other insurance businesses, such as the property, casualty and life insurance and fixed annuity products that the Bank sells through Financial Assurance. The transaction is expected to have no material impact on the Company’s total assets, stockholders’ equity or net income.

As used in this Quarterly Report on Form 10-Q, the words “Company,” “we” and “our” are intended to refer to the Company, the Bank, and the Bank’s subsidiaries, with respect to matters and time periods occurring on and after June 23, 2005, including the information presented for the three-month period ended March 31, 2008.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2008.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and all amendments thereto, as filed with the Securities and Exchange Commission.

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

	Three months ended March 31,
	2008	2007
Net income	$3,192	$1,651

Basic earnings per common share:
Average common shares outstanding	22,101,410	23,924,011
Less: Unearned ESOP shares	(1,704,262)	(1,802,198)
Unvested restricted stock shares	(434,801)	(637,882)

Weighted average common shares outstanding	19,962,347	21,483,931

Basic earnings per common share	$0.16	$0.08

Dilutive earnings per common share:

Weighted average common shares outstanding	19,962,347	21,483,931
Net effect of dilutive stock options and unvested restricted stock	5,657	53,611

Weighted average dilutive common shares outstanding	19,968,004	21,537,542

Dilutive earnings per common share	$0.16	$0.08

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	2,336,803	1,301,000
Weighted average exercise price of anti-dilutive option shares	$16.51	$17.63

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 3 – Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 31, 2008
Municipal	$2,291	$81	$—
Mortgage-backed securities	38,408	320	(30)
Collateralized mortgage obligations	2,927	34	—
SBA-guaranteed loan participation certificates	583	1	(4)
Equity securities	29,336	—	(8,939)

	$73,545	$436	$(8,973)

December 31, 2007
Municipal	$2,272	$62	$—
Mortgage-backed securities	39,277	132	(162)
Collateralized mortgage obligations	3,683	35	(1)
SBA-guaranteed loan participation certificates	592	1	(4)
Equity securities	31,225	—	(7,050)

	$77,049	$230	$(7,217)

At March 31, 2008, our debt securities consisted of mortgage-backed pass-through securities issued or sponsored by Fannie Mae, Freddie Mac or Ginnie Mae, collateralized mortgage obligations and real estate mortgage investment conduits guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, SBA-guaranteed loan participation certificates, and municipal securities. Our equity securities consisted entirely of shares of two floating rate and one fixed rate preferred stocks issued by Freddie Mac. All of our investment securities reflected in the preceding table were classified as available-for-sale at March 31, 2008.

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

The Company has developed a methodology for conducting periodic impairment testing on its Freddie Mac preferred stock portfolio, as they are marketable equity securities with dividends that adjust periodically based on market interest rate indices. A determination of the severity of the impairment and the continuous duration of the impairment (generally as well as the continuous duration of any impairment exceeding 5%) is made using a valuation model. A projection is prepared for the value of each security in future periods using current data and mean and median historical data as inputs for the forward yield curve and the volatility curve parameters, and for each security, its original, current and mid-point spread over the applicable risk-free benchmark since time of issuance. The projection results are used to assess the likelihood of a recovery of the carrying value of the security, using evaluation criteria that require greater evidence of a full recovery as the duration and, particularly, the severity of an impairment increase, and consideration of other evidence that is relevant to the issue of recovery. Acting on

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 3 – Securities (continued)

the premise that a write-down may be required, the model results are considered together with other relevant evidence and a judgment is made as to whether the evidence favors a full recovery and whether the Company has the intent and ability to hold the security for the duration of the forecasted recovery period. In the absence of other relevant evidence, the model results will generally be controlling. If other relevant evidence exists, the model results will not necessarily be controlling and are weighed with the other relevant evidence.

At March 31, 2008, there were unrealized losses aggregating $9.0 million on the Freddie Mac preferred stocks. The Company concluded from impairment testing that the unrealized losses did not constitute an other-than-temporary impairment at March 31, 2008, and thus did not record an impairment charge on these securities for the first quarter of 2008. Based on the Company’s methodology of evaluating marketable equity securities, if the severity of the unrealized losses on the Freddie Mac preferred stocks and the continuous duration of the unrealized losses remain, it may be necessary to deem the impairment to be other-than-temporary at a future date absent a recovery in fair value.

The Company evaluated the debt securities in our investment portfolio that had significant declines in fair value at March 31, 2008 and December 31, 2007, and concluded that the declines were primarily attributable to changes in interest rates rather than credit quality or other issuer-specific factors. Since the Company had the ability and intent at March 31, 2008 and December 31, 2007, to hold these investments until a recovery occurred or the securities matured, and the carrying cost of these securities was projected to recover as market interest rates change and or the securities approached maturities, the Company did not consider the declines in fair value to be other-than-temporary impairments.

The first quarter included a $1.4 million pre-tax gain related to the sale of Visa Inc. (“Visa”) stock that we received in connection with the completion of Visa’s initial public offering in March of 2008.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (continued)

Loans receivable are as follows:

	March 31, 2008	December 31, 2007
One- to four-family residential real estate loans	$340,439	$345,245
Multi-family mortgage loans	301,957	291,395
Nonresidential real estate loans	327,542	325,885
Construction and land loans	60,020	64,483
Commercial loans	76,164	83,233
Commercial leases	142,069	144,841
Consumer loans	3,408	3,506
Other loans (including municipal)	4,334	4,544

Total loans	1,255,933	1,263,132
Loans in process	(161)	(168)
Net deferred loan origination costs	2,041	2,086
Allowance for loan losses	(10,830)	(11,051)

Loans, net	$1,246,983	$1,253,999

Activity in the allowance for loan losses is as follows:

	Three months ended March 31,
	2008	2007
Beginning balance	$11,051	$10,622
Provision (credit) for loan losses	(51)	581
Loans charged off	(173)	(97)
Recoveries	3	16

Ending balance	$10,830	$11,122

Impaired loans are as follows:

	March 31, 2008	December 31, 2007
Loans with allocated allowance for loan losses	$2,318	$6,590
Loans with no allocated allowance for loan losses	18,777	18,060

Total impaired loans	$21,095	$24,650

Amount of the allowance for loan losses allocated to impaired loans	$589	$806
Average of impaired loans during the period	$22,873	$22,090

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (continued)

Cash basis interest income received on impaired loans was approximately $390,000 and $1.2 million for the three-month periods ended March 31, 2008 and 2007, respectively.

Nonaccrual and 90 days delinquent loans are as follows:

	March 31, 2008	December 31, 2007
Nonaccrual loans	$8,737	$12,058
90 days delinquent, still accruing	1,516	—

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Of the $1.5 million in loans classified as 90 days delinquent still accruing, one commercial loan with an outstanding principal balance of $1.1 million was repaid in full in early April, 2008 and one commercial real estate loan was brought current in early April, 2008. Generally, the Bank does not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period-end date or; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection or; (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 5 – Deposits

Deposits are as follows:

	March 31, 2008	December 31, 2007
Non-interest-bearing demand	$112,557	$111,554
Interest-bearing NOW	318,355	306,517
Money market accounts	224,078	250,682
Savings	99,718	97,280
Certificates of deposit	302,905	307,617

	$1,057,613	$1,073,650

Certificates of deposit include wholesale deposits of $915,000 and $2.0 million at March 31, 2008 and December 31, 2007, respectively.

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Three months ended March 31,
	2008	2007
Interest-bearing NOW	$1,433	$1,516
Money market accounts	1,767	2,756
Savings	188	221
Certificates of deposit	2,920	3,784

	$6,308	$8,277

Note 6 – Fair Value

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), effective January 1, 2008. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement inputs) and the lowest priority to unobservable inputs (Level 3 measurement inputs). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

•

Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar assets, or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset.

•	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The fair value of marketable equity securities available-for-sale are generally determined by quoted prices, in active markets, for each specific security (Level 1 measurement inputs). If Level 1 measurement inputs are not available for a marketable equity security, we determine its fair value based on the quoted price of a similar security traded in an active market (Level 2 measurement inputs). The fair values of debt securities available-for-sale are generally determined by matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 measurement inputs).

The loans held for sale are generally determined by quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets (Level 2 measurement inputs).

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified at a Level 2 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 measurement inputs).

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2008	Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available -for-sale	$73,545	$25,300	$48,245	$—

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	March 31, 2008	Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held-for-sale	1,786	—	1,786	—
Impaired loans	2,318	—	2,318	—
Mortgage servicing rights	1,919	—	1,919	—

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Value (continued)

The following represent impairment charges (and credits) recognized during the period:

Loans held-for-sale, which are carried at lower of cost or fair value, had a fair value of $1.8 million, resulting in a valuation allowance of $2,000. A pre-tax charge of $2,000 was included in net income for the period.

Mortgage servicing rights, which are carried at lower of cost or fair value, had a fair value of $1.9 million at March 31, 2008, including a valuation allowance of $194,000. A pre-tax charge of $194,000 was included in net income for the period.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $21.1 million, with a valuation allowance of $589,000 at March 31, 2008, compared to $806,000 at December 31, 2007, resulting in a credit to the provision for loan losses of $217,000 for the period.

Note 7 – Other Comprehensive Income

Other comprehensive income components were as follows:

	Three months ended March 31,
	2008	2007
Net income	$3,192	$1,651
Other comprehensive income:
Unrealized holding gains (losses) on securities available for-sale	(165)	2,454
Tax effect	65	(976)

Unrealized holding gains on securities available for-sale, net of tax effect	(100)	1,478

Less reclassification adjustment for gains recognized in Income	(1,385)	—
Tax effect	550	—

Less reclassification adjustment for gains recognized in income, net of tax	(835)	—

Total other comprehensive income	(935)	—

Total comprehensive income	$2,257	$3,129

Note 8 – Adoption of New Accounting Standards:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption in 2008 did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 6 for additional disclosures.

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

Note 9 – Effect of Newly Issued But Not Yet Effective Accounting Standards:

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

In December 2007, the FASB issued Statement No. 141R, Business Combinations (Revised) (“SFAS 141R”). SFAS 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends Statement 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change Statement 133’s scope or accounting. This statement requires increased qualitative, quantitative, and credit-risk disclosures. SFAS 161 also amends Statement No. 107 to clarify that derivative instruments are subject to Statement 107’s concentration-of-credit-risk disclosures. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position or results of operations.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and all amendments thereto, as filed with the Securities and Exchange Commission. There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

Overview

Business conditions were essentially constant in the first quarter of 2008. Multi-family and commercial real estate loans increased due to slightly stronger originations but were effectively offset by commercial lease repayments and reductions in construction loans and certain classified health-care commercial loans. Our residential loan portfolio declined principally due to accelerated prepayments. We expect that the uncertainty surrounding the U.S. economy and certain real estate markets will increase the unpredictability of the volume of our loan originations and loan repayments in 2008, though we expect the overall residential, construction and selected health care segments to decline during the year, offset by growth in multi-family real estate loans, commercial loans and commercial lease receivables.

The sharp reductions in market interest rates created an opportunity to utilize wholesale funding sources to improve net interest income and further adjust our interest rate risk posture. Given the changes in credit market conditions, we also began the evaluation of selected investment-grade securities purchases to improve net interest income, though any new activity in this portfolio will take place at a measured pace. However, the market environment also negatively affected the values of our Freddie Mac preferred securities such that the severity of the unrealized losses and their continuous duration may make it necessary to deem the impairment to be other than temporary at a future date absent a recovery in fair value.

Our asset quality improved this quarter, principally due to the resolution of several pending credits, including two significant healthcare loan exposures. Overall trends in multi-family and commercial real estate portfolio quality remained stable. The healthcare loan portfolio is nearly to the point where no individual credit exposure will require priority resolution attention. Our overall residential and home equity portfolio quality remained strong.

Our construction loan portfolio quality remains stable. Reductions of the construction portfolio increased recently due to project sales but we are closely monitoring the capability of certain borrowers to continue making debt service payments on their construction projects. We expect that there will be isolated cases where we elect not to renew certain construction loans and pursue either negotiated collateral dispositions or formal legal remedies if the borrower is unable to continue scheduled debt service or proposes unfeasible exit solutions. One long-time single-family construction borrower died in March, 2008. Our total exposure to this borrower is $3.8 million, secured by one completed residence currently on the market and vacant land inventory. Depending on the actions taken by the borrower’s successors and estate to continue debt service and liquidate assets, it is possible that we may place some or all of this credit exposure on non-accrual status and establish a specific reserve, but we do not presently believe that the amount of any such reserve would be significant.

The Company’s required loan loss reserves decreased principally due to the lower credit risk exposure of the loan portfolio and the successful resolution of certain credit exposures for which we had previously established specific loan loss reserves. Our general loan loss reserves remained essentially constant due to the lower credit risk profile of the loan portfolio despite the changes in national and local economic risk factors as measured by our SFAS No. 5 loan loss reserve model. We continue to believe that adherence to our historical loan underwriting standards remains appropriate.

Deposits declined in the first quarter of 2008 principally due to our decision to reduce interest rates on our highest-balance money market accounts and certificates of deposit consistent with overall declines in the Prime Rate and U.S. Treasury yields. Competition for deposits from certain institutions remained intense, however, as these competitors maintained constant deposit interest rates on higher-balance checking, savings, money market and certificates of deposit accounts. We expect the intensity of this competition to moderate to a limited extent in 2008, offset by the continued pressures from competitors with mortgage- or construction-related liquidity issues or competitors engaged in de novo branch office expansion.

Our net interest margin and net interest spread improved during the quarter. Nonetheless, we believe that such behavior may not necessarily continue because of further reductions in the Company’s construction and health-care loan portfolios and continued deposit pricing pressures, potentially offset by a more favorable interest rate environment and widening commercial credit spreads on multi-family and commercial real estate loans. In addition, on a comparative basis, other factors affecting net interest margin include the cumulative effects of the Company’s share repurchase program and the fact that our recent investment in bank-owned life insurance produces non-interest income rather than interest income. We expect that these factors will continue to affect our net interest margin in future quarters; however, we are also focused on generating positive influences through the further diversification of our commercial credit portfolio, optimization of the overall mix of the loan portfolio and gathering non-interest bearing deposits from local small businesses.

Notwithstanding the positive impact of the VISA initial public offering (“IPO”), non-interest income declined modestly during the quarter. Accelerating residential mortgage prepayment speeds required the establishment of a specific valuation reserve for our originated mortgage servicing rights portfolio and it is possible that future increases to the reserve may be necessary. The sale of the Title Insurance agency also decreased the absolute level of non-interest income but it will have no material effect on our net income. Planned changes to deposit fees and overdraft processing capabilities will result in some modest increase in non-interest income; however, these increases could be partially offset by upcoming risk adjustments to debit card issuance and usage.

Non-interest expenses remained well contained during the quarter, with seasonal payroll tax factors offsetting decreased compensation due to a reduced employment level. We expect expenses for marketing (especially retail deposits and small business customers), commercial business development personnel and certain technology investments related to customer service and commercial loan operations to increase in 2008, partially offset by continued targeted reductions in staff and expenses consistent with the results of performance reviews and new technology deployments.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at March 31, 2008 and December 31, 2007, and in our income statement for the three-month periods ended March 31, 2008 and March 31, 2007.

	March 31, 2008	December 31, 2007	Percent Change

	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,475,068	$1,480,544	(0.4)%
Loans receivable, net	1,246,983	1,253,999	(0.6)
Deposits	1,057,613	1,073,650	(1.5)
Borrowings	112,020	96,433	16.2
Stockholders’ equity	289,585	291,137	(0.5)

	Three months ended March 31,		Percent Change
	2008	2007
	(Dollars in thousands)
Selected Operating Data:

Interest income	$20,742	$23,793	(12.8)%
Interest expense	7,469	9,765	(23.5)

Net interest income	13,273	14,028	(5.4)
Provision (credit) for loan losses	(51)	581	(108.8)

Net interest income after provision (credit) for loan losses	13,324	13,447	(1.0)
Noninterest income	4,706	2,042	130.5
Noninterest expense	13,228	13,122	0.8

Income before income taxes	4,802	2,367	102.9
Provision for income taxes	1,610	716	124.9

Net income	$3,192	$1,651	93.3%

Selected Financial Data (continued)

	Three Months Ended March 31,
	2008	2007
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.87%	0.42%
Return on equity (ratio of net income to average equity) (1)	4.37	2.03
Net interest rate spread (1) (2)	3.29	2.97
Net interest margin (1) (3)	3.93	3.84
Average equity to average assets	19.87	20.56
Efficiency ratio (4)	73.57	81.66
Noninterest expense to average total assets (1)	3.60	3.31
Average interest-earning assets to average interest-bearing liabilities	128.96	132.31

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

	At March 31, 2008	At December 31, 2007
Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	0.65%	0.87%
Nonperforming loans to total loans	0.70	0.95
Allowance for loan losses to nonperforming loans	123.96	91.65
Allowance for loan losses to total loans	0.86	0.87

Capital Ratios:
Equity to total assets at end of period	19.63	19.66
Tier 1 leverage ratio (Bank only)	14.20	13.95

Other Data:
Number of full service offices	18	18
Employees (full-time equivalent basis)	404	425

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets decreased $5.5 million, or 0.4%, to $1.475 billion at March 31, 2008, from $1.481 billion at December 31, 2007.

Net loans receivable decreased by $7.0 million, or 0.6%, to $1.247 billion at March 31, 2008, from $1.254 billion at December 31, 2007, primarily due to residential loan repayments. Construction and land loans decreased $4.5 million, or 6.9%, consistent with our decreased emphasis on originating new loans in this loan category. Commercial leases decreased $2.8 million, or 1.9%. One- to four-family residential mortgage loans decreased by $4.8 million, or 1.4%, due in substantial part to $62.6 million in loan repayments and lessening demand for one- to four family residential mortgage loans. Commercial loans decreased $7.1 million, or 8.5%, primarily due to the repayment in full of two healthcare commercial loan exposures totaling $5.1 million. These decreases were partially offset by increases in certain targeted loan categories. Multi-family mortgage loans increased $10.6 million, or 3.6%, and non-residential real estate loans increased $1.7 million, or 0.5%.

Net securities available for sale decreased by $3.5 million, or 4.6%, to $73.5 million at March 31, 2008, from $77.0 million at December 31, 2007, due to $1.8 million in principal repayments on mortgage-backed securities combined with a $1.6 million decrease in the fair market value of our investment securities portfolio. We continue to evaluate the securities available-for-sale portfolio for opportunities to improve yields and reduce liquidity volatility.

The Company owned $15.6 million of common stock of the FHLB of Chicago at March 31, 2008. On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the Federal Housing Finance Board (the “Director”). The order also provides that dividend declarations are subject to the prior written approval of the Director and that the FHLBC must submit a Capital Structure Plan to the Federal Housing Finance Board. Since that time, the FHLBC has announced that it would not pay dividends in the fourth quarter of 2007, and does not anticipate paying any dividends in 2008. The FHLBC also announced during the first quarter of 2008 that its merger discussions with the Federal Home Loan Bank of Dallas have been terminated. In addition, the FHLBC requested approval from the Director to redeem $8.1 million of stock in connection with several members’ membership withdrawal or termination. The Director denied the request.

Cash and cash equivalents increased $193,000, or 0.7%, to $29.1 million at March 31, 2008, from $28.9 million at December 31, 2007. Cash expenditures during the three months ended March 31, 2008 included $5.4 million to fund stock repurchases and dividends.

Other assets increased by $4.3 million, to $17.6 million at March 31, 2008, from $13.3 million at December 31, 2007. Accounts receivable included $5.4 million of loan closing proceeds that we received April 1, 2008 for commercial loans that closed on March 31, 2008.

Deposits decreased $16.0 million, or 1.5%, to $1.058 billion at March 31, 2008, from $1.074 billion at December 31, 2007. Total core deposits (savings, money market, noninterest bearing demand and NOW accounts) increased slightly as a percentage of total deposits during this period, and represented 71.4% of total deposits at March 31, 2008, compared to 71.3% of total deposits at December 31, 2007. Wholesale deposits decreased $1.1 million, or 54.4% to $915,000 at March 31, 2008, compared to $2.0 million at December 31, 2007.

Borrowings increased $15.6 million, or 16.2%, to $112.0 million at March 31, 2008, from $96.4 million at December 31, 2007.

Total stockholders’ equity decreased $1.6 million to $289.6 million at March 31, 2008, compared to $291.1 million at December 31, 2007, primarily due to the impact of stock repurchases, cash dividends and an unrealized loss on securities available for sale of $935,000, net of tax, which was partially offset by net income of $3.2 million for the three months ended March 31, 2008. We repurchased and retired 254,800 shares of common stock at an aggregate cost of $3.9 million during the three months ended March 31, 2008, and declared a cash dividend during this three month period in the aggregate amount of $1.5 million. The unallocated shares of common stock that are owned by our ESOP were reflected as a $16.9 million reduction to stockholders’ equity at March 31, 2008, compared to a $17.1 million reduction to equity at December 31, 2007. During the first quarter 2008, the Board awarded 38,664 stock options to each member of the Board, for a total of 231,984, in lieu of paying cash board fees for the remainder of 2008. In addition, certain officers elected to receive some or all of the incentive compensation they earned under the Plan for 2007 in the form of stock options instead of cash. This election resulted in the issuance of 493,668 options, with no expense recorded in the current quarter as these amounts were accrued for at December 31, 2007. Except for the Chief Executive Officer, recipients also received an additional 10% of the stock options exchanged for their cash incentive to compensate recipients for the additional market risk associated with the stock option awards. These additional awards resulted in the issuance of 30,751 stock options, which will be expensed to compensation over the vesting period, ending June 30, 2009.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

Net Income. We had net income of $3.2 million for the three months ended March 31, 2008, compared to net income of $1.7 million for the three months ended March 31, 2007. Our earnings per share of common stock for the three months ended March 31, 2008 were $0.16 per share, compared to $0.08 per share for the three-month period ended March 31, 2007. Our operating results for the first quarter included a $1.4 million pre-tax gain related to the sale of Visa stock that we received in connection with the completion of Visa’s IPO in March of 2008. We also recorded an additional pre-tax gain of $1.2 million based on the 51,404 unredeemed Class B shares of Visa stock that we received in Visa’s initial public offering. This gain was applied to reduce the expense that we recorded as of December 31, 2007 to reflect our obligation to indemnify Visa for certain litigations costs.

Net Interest Income. Net interest income decreased by $755,000, or 5.4%, to $13.3 million for the three months ended March 31, 2008, from $14.0 million for the three months ended March 31, 2007. This decrease in net interest income was attributable in part to the reduction in interest earning assets that resulted from our share repurchase program, and the fact that our investment in $19.0 million in bank-owned life insurance in May of 2007 produces non-interest income rather than interest income. In addition, the decrease in net interest income was partially due to a $123.1 million decrease in average interest earning assets to $1.358 billion from $1.481 billion during the same period in 2007, and a $66.3 million decrease in average interest-bearing liabilities to $1.053 billion, from $1.120 billion during the same period in 2007. The decrease in average interest-bearing liabilities included a 20.3% decrease in average borrowings. Our net interest rate spread increased by 32 basis points to 3.29% for the three months ended March 31, 2008, from 2.97% for the same period in 2007. Our net interest margin increased by nine basis points to 3.93% for the three months ended March 31, 2008, from 3.84% for the same period in 2007.

Interest income decreased $3.1 million, or 12.8%, to $20.7 million for the three months ended March 31, 2008, from $23.8 million for the three months ended March 31, 2007. The decrease in interest income reflected a $123.1 million, or 8.3%, decrease in total average interest-earning assets, to $1.358 billion for the three months ended March 31, 2008, from $1.481 billion for the same period in 2007. The decrease in total average interest- earning assets was due in substantial part to a $66.3 million decease in average loan balances, a $28.7 million decrease in average investment securities available-for-sale, cash expenditures for share repurchases, and our investment of $19.0 million in bank-owned life insurance. The impact of the decrease in total average interest earning assets on interest income was also affected by a 37 basis point decrease in the average yield on interest-earning assets to 6.14% for the three months ended March 31, 2008, from 6.51% for the same period ended March 31, 2007.

Interest income from loans, the most significant portion of interest income, decreased $2.2 million, or 9.9%, to $19.6 million for the three months ended March 31, 2008, from $21.7 million for the three months ended March 31, 2007. The decrease in interest income on loans resulted primarily from a 40 basis point decrease in the average yield on loans to 6.26% for the three months ended March 31, 2008, from 6.66% for the same period in 2007, due to lower market interest rates, and a $66.3 million, or 5.0%, decrease in the average balance of loans outstanding to $1.257 billion for the three months ended March 31, 2008, from $1.323 billion for the same period in 2007. The decrease in average loans can be attributed to the securitization of conforming adjustable rate residential mortgage loans with Fannie Mae in late 2007 combined with accelerated prepayment rates.

Interest income from securities available for sale decreased by $379,000, or 24.9%, to $1.1 million for the three months ended March 31, 2008, from $1.5 million for the three months ended March 31, 2007, due in substantial part to a $28.7 million decrease, or 25.6%, in the average outstanding balance of securities available for sale to $83.5 million for the three months ended March 31, 2008, from $112.2 million for the same period in 2007. Partially offsetting the decrease in average balances in securities available-for-sale was a one basis point increase in the yield on securities available-for-sale to 5.52% for the three months ended March 31, 2008, from 5.51% for the same period in 2007.

Income from cash dividends on our FHLBC common stock totaled $143,000 for the three months ended March 31, 2007. The FHLBC did not pay any dividends in the first quarter of 2008.

Interest income from cash that we maintained in interest earning deposits totaled $18,000 for the three months ended March 31, 2008, compared to $385,000 for the three months ended March 31, 2007. The decrease was primarily due to a $28.1 million decrease in the average balances of cash maintained in interest earning deposits, and a 181 basis point decrease in the yield on interest earning deposits to 3.34% for the three months ended March 31, 2008, from 5.15% for the same period in 2007.

Interest expense decreased $2.3 million, or 23.5%, to $7.5 million for the three months ended March 31, 2008, from $9.8 million for the three months ended March 31, 2007. This decrease reflected a decrease in the weighted average interest rates that we paid on deposit accounts and an increase in the average interest rates that we paid on our FHLB advances, which together resulted in an overall decrease of 69 basis points in the cost of average interest-bearing liabilities to 2.85% for the three months ended March 31, 2008, from 3.54% for the same period in 2007, and a $66.3 million, or 5.9%, decrease in our average interest bearing liabilities to $1.053 billion for the three months ended March 31, 2008, from $1.120 billion for the same period in 2007.

Interest expense on deposits decreased $2.0 million, or 23.8%, to $6.3 million for the three months ended March 31, 2008, from $8.3 million for the three months ended March 31, 2007. The decrease reflected a 73 basis point decrease in the average rate paid on interest-bearing deposits to 2.69% for the three months ended March 31, 2008, from 3.42% for same period in 2007, and a $38.4 million, or 3.9%, decrease in average interest-bearing deposits to $943.5 million for the three months ended March 31, 2008, from $982.0 million for the same period in 2007.

Interest expense on money market account deposits decreased $989,000, or 35.9%, reflecting a decrease of $16.4 million, or 6.4%, in the average balance of money market account deposits to $242.1 million for the three months ended March 31, 2008, from $258.5 million for the same period in 2007, and a 138 basis point decrease in the interest rate paid on money market account deposits to 2.94%, from 4.32% for same period in 2007. Indexed money market accounts deposits had average balances totaling $156.8 million during the three months ended March 31, 2008, compared to $183.9 million for the same period in 2007

Interest expense on NOW account deposits decreased $83,000, or 5.5%, reflecting a 37 basis point decrease in the interest rates paid on NOW account deposits to 1.91% for the three months ended March 31, 2008, from 2.28% for the same period in 2007, partially offset by an increase of $31.8 million, or 11.8%, in the average balance of NOW account deposits to $301.2 million for the three months ended March 31, 2008, from $269.4 million for the same period in 2007.

Interest expense on certificates of deposit decreased $864,000, or 22.8%, reflecting a decrease of $38.3 million, or 11.3%, in the average balance of certificates of deposit to $302.1 million for the three months ended March 31, 2008, from $340.4 million for the same period in 2007, and a 62 basis point decrease in the interest rates paid on certificates of deposit to 3.89% for the three months ended March 31 2008, from 4.51% for the same period in 2007. Average balances of wholesale and retail certificates of deposits declined for the first quarter 2008, compared to the same period in 2007. Wholesale certificates of deposit declined by $10.8 million, or 88.7%, and retail certificates of deposit decreased by $27.5 million, or 8.4%.

Interest expense on borrowings decreased by $327,000, or 22.0%, to $1.2 million for the three months ended March 31, 2008, from $1.5 million for the three months ended March 31, 2007. The decrease was due to a $27.9 million, or 20.3%, reduction of our average borrowings to $109.8 million for the three months ended March 31, 2008, from $137.7 million for the same period in 2007, and a 13 basis point decrease in interest rates paid on borrowings to 4.25% for the three months ended March 31, 2008, from 4.38% for the same period in 2007.

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

	For the three months ended March 31,
	2008			2007
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,257,089	$19,578	6.26%	$1,323,345	$21,740	6.66%
Securities available-for-sale	83,536	1,146	5.52	112,206	1,525	5.51
Stock in FHLB	15,598	—	0.00	15,598	143	3.72
Other	2,167	18	3.34	30,316	385	5.15

Total interest-earning assets	1,358,390	20,742	6.14	1,481,465	23,793	6.51

Noninterest-earning assets	112,997			103,300

Total assets	$1,471,387			$1,584,765

Interest-bearing liabilities:
Savings deposits	$98,209	188	0.77	$113,687	221	0.79
Money market deposits	242,051	1,767	2.94	258,481	2,756	4.32
NOW deposits	301,225	1,433	1.91	269,414	1,516	2.28
Certificates of deposit	302,064	2,920	3.89	340,374	3,784	4.51

Total deposits	943,549	6,308	2.69	981,956	8,277	3.42
Borrowings	109,791	1,161	4.25	137,715	1,488	4.38

Total interest-bearing liabilities	1,053,340	7,469	2.85	1,119,671	9,765	3.54

Noninterest-bearing deposits	105,711			118,240
Other liabilities	19,983			21,048

Total liabilities	1,179,034			1,258,959
Equity	292,353			325,806

Total liabilities and equity	$1,471,387			$1,584,765

Net interest income		$13,273			$14,028

Net interest rate spread (2)			3.29%			2.97%
Net interest-earning assets (3)	$305,050			$361,794

Net interest margin (4)			3.93%			3.84%
Ratio of interest-earning assets to interest-bearing liabilities	128.96%			132.31%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions to our allowance for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates, therefore ultimate losses may vary from such estimates as more information becomes available or later events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a credit to our allowance for loan losses of $51,000 for the three months ended March 31, 2008, compared to a provision for loan losses of $581,000 for the three months ended March 31, 2007. The credit to the allowance for loan losses for the three months ended March 31, 2008 can be attributed to a decrease of $217,000 in the portion of the allowance for loan losses allocated to impaired loans pursuant to SFAS No. 114, a decrease of $4,000 in the portion of the allowance for loan losses pursuant to SFAS No. 5 and net charge-offs of $170,000. As of March 31, 2008 we had $589,000 of allowance for loan losses allocated to impaired loans pursuant to SFAS No. 114.

Nonperforming assets are as follows:

	March 31, 2008	December 31, 2007	$ Change	% Change
	(Dollars in thousands)
Nonperforming assets:
Nonperforming loans	$8,737	$12,058	$(3,321)	(27.5)%
Real estate owned	899	820	79	9.6

Nonperforming assets	$9,636	$12,878	$(3,242)	(25.2)%

Our allowance for loan losses totaled $10.8 million, or 0.86% of total loans, at March 31, 2008, compared to $11.1 million, or 0.87% of total loans, at December 31, 2007. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 124.0% of non-performing loans at March 31, 2008 and 91.6% of non-performing loans at December 31, 2007. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income increased $2.7 million, or 130.5%, to $4.7 million for the three months ended March 31, 2008, compared to $2.0 million for the same period in 2007. Our noninterest income for the first quarter included a $1.4 million pre-tax gain related to the sale of Visa stock. We also recorded a pre-tax gain of $1.2 million on the unredeemed Visa stock, 51,404 class B shares, as a result of the Visa initial public offering that occurred in March of 2008. The gain of unredeemed shares represents the reduction of an indemnification obligation to Visa litigation costs that we recorded as of December 31, 2007 because the Bank, like other Visa USA members, is obligated to share expenses resulting from certain Visa litigation, proportionately with its ownership interests in Visa USA. Deposit service charges and fees decreased $10,000, or 1.2%, to $825,000 for the quarter ended March 31, 2008, from $835,000 for the same period in 2007. Other fee income increased by $14,000 or 3.0%, to $475,000, from $461,000 for the same period in 2007. Gains on sales of loans increased $22,000, or 45.8%, to $70,000, from $48,000 for the same period in 2007. Proceeds from loans sales increased $3.6 million, or 78.8%, to $8.1 million for the three months ended March 31, 2008, compared to $4.5 million for the same period in 2007. Mortgage servicing rights amortization expense increased $22,000, to $117,000, compared to $95,000 for the same period in 2007. During the first quarter 2008, we established a $194,000 reserve on the existing mortgage serving rights portfolio due to accelerating prepayment speeds. Income from bank-owned life insurance for the quarter ended March 31, 2008 was $217,000, compared to no such income for the same period in 2007. Net expenses from real estate owned in the 2008 period were $11,000, compared to none for the same period in 2007. Other income increased $16,000, or 4.8%, to $348,000 for the three months ended March 31, 2008, from $332,000 for the same period in 2007.

The following table summarizes noninterest income for the periods ended March 31, 2008 and 2007:

	Three months ended March 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$825	$835	$(10)	(1.2)%
Other fee income	475	461	14	3.0
Insurance commissions and annuities income	246	244	2	0.8
Gain on sale of loans	70	48	22	45.8
Gain on disposition of premises and equipment	9	6	3	50.0
Gain on unredeemed VISA Stock	1,240	—	1,240	N.M.
Gain on sale of investments	1,385	—	1,385	N.M.
Loan servicing fees	213	211	2	1.0
Amortization and impairment of servicing assets	(311)	(95)	(216)	(227.4)
Operations of real estate owned	(11)	—	(11)	N.M.
Earnings on bank owned life insurance	217	—	217	N.M.
Other	348	332	16	4.8

Total noninterest income	$4,706	$2,042	$2,664	130.5

N.M. = not meaningful

Noninterest Expense. Our noninterest expense was $13.2 million for the three months ended March 31, 2008, compared to noninterest expense of $13.1 million for same period in 2007, an increase of $106,000, or 0.8%. Compensation and benefits expense totaled $8.2 million for the three-month period ended March 31, 2008, compared to $8.4 million for the same period in 2007. Expenses relating to equity-based compensation and benefits were $1.4 million for both the three months ended March 31, 2008 and 2007. Data processing expense increased $155,000, or 20.7%, to $904,000 for the three months ended March 31, 2008, compared to $749,000 for the same period in 2007. Office occupancy and equipment expenses increased by $440,000, or 29.2% to $1.9 million for the three months ended March 31, 2008, compared to $1.5 million for the same period in 2007, primarily due to a $277,000 expense for feasibility and design costs related to a possible reconstruction of an existing branch office. Advertising and public relations expenditures decreased by $64,000, or 28.1%, to $164,000 in the first quarter of 2008, from $228,000 in the same period in 2007. Other general and administrative expenses decreased $137,000, or 11.9%, to $1.0 million for the three months ended March 31, 2008, from $1.2 million for the same period in 2007.

The following table summarizes noninterest expense for the periods ended March 31, 2008 and 2007.

	Three months ended March 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$8,220	$8,437	$(217)	(2.6)%
Office occupancy and equipment	1,947	1,507	440	29.2
Advertising and public relations	164	228	(64)	(28.1)
Data processing	904	749	155	20.7
Supplies, telephone and postage	522	568	(46)	(8.1)
Amortization of intangibles	452	477	(25)	(5.2)
Other	1,019	1,156	(137)	(11.9)

Total noninterest expense	$13,228	$13,122	$106	0.8

Income Tax Expense. We recorded income tax expense of $1.6 million for the three months ended March 31, 2008, compared to $716,000 in income tax expense for the same period in 2007. Our effective tax rate for the three-months ended March 31, 2008 was 33.5%, compared to 30.2% for the same period in 2007. Higher pre-tax income resulted in a lower percentage of tax-exempt income and a higher effective federal tax rate for 2008 versus 2007.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled principal amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the FHLBC, which provides an additional source of short-term and long-term funding. Outstanding borrowings from the FHLBC were $98.5 million at March 31, 2008, at a weighted average interest rate of 3.55%. A total of $56.5 million of these borrowings will mature in less than one year. Outstanding borrowings were $81.5 million at December 31, 2007.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $41.2 million in cash and cash equivalents as of March 31, 2008, and cash dividends from our subsidiary, BankFinancial, F.S.B. During the three months ended March 31, 2008, the Bank distributed $2.0 million of dividends to the Company.

As of March 31, 2008, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2008, we had no other material commitments for capital expenditures.

Capital Resources. Stockholders’ equity totaled $289.6 million at March 31, 2008, compared to $291.1 million at December 31, 2007, a decrease of $1.6 million, or 0.5%. This decrease was primarily due to the declaration of $1.5 million in cash dividends, the repurchase and retirement of 254,800 shares of common stock at an aggregate cost of $3.9 million during the first three months of 2008 and a $935,000 increase in accumulated other comprehensive loss, which was partially offset by net income of $3.2 million.

On March 27, 2008, we announced that our Board of Directors (the “Board”) extended the expiration date of its current share repurchase authorization from March 31, 2008 to November 15, 2008 and increased the number of shares that can be repurchased in accordance with the authorization by 201,639 shares. As of March 31, 2008, the Company had repurchased 3,310,023 shares of its common stock out of the 3,807,023 shares that have been authorized for repurchase.

As previously disclosed, the Board’s authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization will be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board. The authorization may be suspended, terminated or modified at any time prior to November 15, 2008 for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed relevant. These factors will also affect the timing and amount of share repurchases. For additional information, see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. (c) Repurchases of Our Equity Securities.”

At March 31, 2008, the actual regulatory capital ratios and minimum required regulatory ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2008
Total capital (to risk- weighted assets)	16.55%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	15.77	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	14.20	4.00	5.00

December 31, 2007
Total capital (to risk- weighted assets)	16.54%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	15.74	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	13.95	4.00	5.00

As of March 31, 2008 and December 31, 2007, the Office of Thrift Supervision categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution's capitalization category.

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

The table below sets forth, as of March 31, 2008, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points)	NPV			Net Interest Income
	Estimated NPV	Increase (Decrease) in Estimated NPV		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
			(Dollars in thousands)
+300	266,908	5,295	2.02	48,842	(4,552)	(8.53)
+200	269,705	8,092	3.09	50,425	(2,969)	(5.56)
+100	270,934	9,321	3.56	51,821	(1,573)	(2.95)
0	261,613	—	—	53,394	—	—
-100	271,410	9,797	3.74	55,055	1,661	3.11

The table presented above projects that, at March 31, 2008, we would be expected to experience a 3.74% increase in NPV and a $1.7 million increase in net interest income in the event of an immediate and parallel 100 basis point decrease in interest rates. In the event of an immediate and parallel 100 basis point increase in interest rates, we would be expected to experience a 3.56% increase in NPV and a $1.6 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any. The Company is considering possible actions to return its interest rate risk posture to recent historical norms by adjusting for recent reductions in short-term assets due to construction loan repayments and reductions in capital due to stock repurchases.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31 2008. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the first quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
January 1, 2008 through January 31, 2008	105,300	$15.450	105,300	444,861
February 1, 2008 through February 29, 2008	77,500	15.582	77,500	367,361
March 1, 2008 through March 31, 2008	72,000	14.613	72,000	497,000

Total	254,800	15.254	254,800

(1)	On March 27, 2008, our Board extended the expiration date of its current share repurchase authorization from March 31, 2008 to November 15, 2008, and has increased the number of shares that can be repurchased in accordance with the authorization program by 201,639 shares. As of March 31, 2008, the Company had repurchased 3,310,023 shares of its common stock out of the 3,807,023 shares that were previously authorized.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

Date: May 5, 2008
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