Form 10-Q
period 2008-06-30
BankFinancial CORP
filed 2008-07-28
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. 21,835,877 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 25, 2008.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2008 and December 31, 2007

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and due from other financial institutions	$27,915	$28,279
Interest-bearing deposits in other financial institutions	6,297	669

Cash and cash equivalents	34,212	28,948
Securities available-for-sale, at fair value	78,030	77,049
Loans held-for-sale	702	173
Loans receivable, net of allowance for loan losses:
June 30, 2008, $10,900; and December 31, 2007, $11,051	1,225,115	1,253,999
Stock in Federal Home Loan Bank, at cost	15,598	15,598
Premises and equipment, net	34,013	34,487
Accrued interest receivable	6,407	7,090
Goodwill	22,566	22,566
Core deposit intangible	6,871	7,769
Investment in bank-owned life insurance	19,989	19,585
Other assets	13,309	13,280

Total assets	$1,456,812	$1,480,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	1,080,986	1,073,650
Borrowings	70,633	96,433
Advance payments by borrowers taxes and insurance	8,594	7,488
Accrued interest payable and other liabilities	8,436	11,836

Total liabilities	1,168,649	1,189,407

Commitments and contingent liabilities

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, shares authorized: 100,000,000; shares issued at June 30, 2008, 21,913,077 and at December 31, 2007, 22,244,477	219	222
Additional paid-in capital	195,846	198,449
Retained earnings	108,503	113,802
Unearned Employee Stock Ownership Plan shares	(16,639)	(17,126)
Accumulated other comprehensive income (loss)	234	(4,210)

Total stockholders’ equity	288,163	291,137

Total liabilities and stockholders’ equity	$1,456,812	$1,480,544

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Three months and six months ended June 30, 2008 and 2007

(In thousands, except per share data) – (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest and dividend income:
Loans, including fees	$18,333	$21,343	$37,911	$43,083
Securities	1,002	1,393	2,148	2,918
Other	52	375	70	903

Total interest income	19,387	23,111	40,129	46,904
Interest expense:
Deposits	5,613	8,498	11,921	16,775
Borrowings	792	1,262	1,953	2,750

Total interest expense	6,405	9,760	13,874	19,525

Net interest income	12,982	13,351	26,255	27,379
Provision (credit) for loan losses	250	(354)	199	227

Net interest income after provision (credit) for loan losses	12,732	13,705	26,056	27,152
Noninterest income:
Deposit service charges and fees	837	918	1,662	1,753
Other fee income	587	499	1,062	960
Insurance commissions and annuities income	202	225	448	469
Gain on sale of loans, net	17	1	87	49
Gain on sale of securities available-for-sale	—	—	1,385	—
Gain on unredeemed VISA stock	—	—	1,240	—
Gain (loss) on disposition of premises and equipment	(311)	7	(302)	13
Loan servicing fees	184	214	397	425
Amortization and impairment of servicing assets	(178)	(106)	(489)	(201)
Operations of real estate owned	(163)	—	(174)	—
Earnings on bank owned life insurance	187	135	404	135
Other	159	434	507	766

Total noninterest income	1,521	2,327	6,227	4,369
Noninterest expense:
Compensation and benefits	7,506	7,860	15,726	16,297
Office occupancy and equipment	1,582	1,399	3,529	2,906
Advertising and public relations	309	455	473	683
Data processing	790	823	1,694	1,572
Supplies, telephone, and postage	497	484	1,019	1,052
Amortization of intangibles	446	469	898	946
Loss on impairment of securities available-for-sale	11,075	—	11,075	—
Other	1,048	1,176	2,067	2,332

Total noninterest expense	23,253	12,666	36,481	25,788

Income (loss) before income taxes	(9,000)	3,366	(4,198)	5,733
Income tax expense (benefit)	(3,593)	1,028	(1,983)	1,744

Net income (loss)	$(5,407)	$2,338	$(2,215)	$3,989

Basic earnings (loss) per common share	$(0.27)	$0.11	$(011)	$0.19

Diluted earnings (loss) per common share	$(0.27)	$0.11	$(0.11)	$0.19

Weighted average common shares outstanding	19,838,490	20,728,474	19,900,418	21,104,116
Diluted weighted average common shares outstanding	19,899,500	20,754,523	19,962,406	21,148,635

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Six months ended June 30, 2008 and 2007

(In thousands, except share and per share data) – (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance at December 31, 2006	$243	$227,741	$113,128	$(18,105)	$3,008	$326,015
Comprehensive income:
Net income	—	—	3,989	—	—	3,989	$3,989
Change in other comprehensive income , net of tax effects	—	—	—	—	445	445	445

Total comprehensive income							$4,434

Purchase and retirement of common stock (1,364,617 shares)	(14)	(23,027)	—	—	—	(23,041)
Nonvested stock awards:
Stock-based compensation expense	—	2,065	—	—	—	2,065
Cash dividends declared on common stock ($0.14 per share)	—	—	(3,310)	—	—	(3,310)
ESOP shares earned	—	264	—	485	—	749

Balance at June 30, 2007	$229	$207,043	$113,807	$(17,620)	$3,453	$306,912

Balance at December 31, 2007	$222	$198,449	$113,802	$(17,126)	$(4,210)	$291,137
Comprehensive income:
Net income (loss)	—	—	(2,215)	—	—	(2,215)	$(2,215)
Change in other comprehensive income, net of tax effects	—	—	—	—	4,444	4,444	4,444

Total comprehensive income							$2,229

Purchase and retirement of common stock (330,800 shares)	(3)	(5,057)	—	—	—	(5,060)
Nonvested stock awards:
Stock-based compensation expense	—	2,308	—	—	—	2,308
Cash dividends declared on common stock ($0.14 per share)	—	—	(3,084)	—	—	(3,084)
ESOP shares earned	—	146	—	487	—	633

Balance at June 30, 2008	$219	$195,846	$108,503	$(16,639)	$234	$288,163

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Six months ended June 30, 2008 and 2007

(In thousands) – (Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(2,215)	$3,989
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	199	227
ESOP shares earned	633	749
Stock-based compensation expense	2,050	2,065
Depreciation and amortization	1,907	1,906
Amortization and accretion of premiums and discounts	(58)	(447)
Amortization of core deposit and other intangible assets	889	949
Amortization and impairment of servicing assets	489	201
Net change in net deferred loan origination costs	55	158
Net loss on sale of real estate owned	142	—
Net gain on sale of loans	(87)	(49)
Net gain on sale of securities	(1,385)	—
Loss on impairment of securities available-for-sale	11,075	—
Gain on unredeemed VISA stock	(1,240)	—
Net loss (gain) on disposition of premises and equipment	302	(13)
Loans originated for sale	(16,542)	(12,223)
Proceeds from sale of loans	16,098	11,950
Earnings on bank owned life insurance	(404)	(135)
Net change in:
Deferred income tax	(3,681)	86
Accrued interest receivable	683	794
Other assets	(617)	(357)
Accrued interest payable and other liabilities	(1,902)	(1,200)

Net cash from operating activities	6,391	8,650

Cash flows from investing activities
Securities available-for-sale
Proceeds from sales	1,385	—
Proceeds from maturities	533	788,412
Proceeds from principal repayments	3,736	3,360
Purchase of securities	(8,947)	(741,825)
Loans receivable
Principal payments on loans receivable	472,115	409,379
Purchases	(1,310)	(1,240)
Originated for investment	(442,020)	(361,043)
Purchase of bank owned life insurance	—	(19,000)
Purchase of premises and equipment, net	(1,117)	(705)

Net cash from investing activities	24,375	77,338

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Six months ended June 30, 2008 and 2007

(In thousands) – (Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from financing activities
Net change in deposits	7,336	(24,363)
Net change in advance payments by borrowers for taxes and insurance	1,106	633
Net change in borrowings	(25,800)	(37,286)
Repurchase and retirement of common stock	(5,060)	(23,041)
Cash dividends paid on common stock	(3,084)	(3,310)

Net cash from financing activities	(25,502)	(87,367)

Net change in cash and cash equivalents	5,264	(1,379)
Beginning cash and cash equivalents	28,948	67,337

Ending cash and cash equivalents	$34,212	$65,958

Supplemental disclosures of cash flow information:
Interest paid	$13,518	$19,020
Income taxes paid	1,750	1,015
Loans transferred to other real estate	1,479	—

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 1 – Basis of Presentation.

BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), is the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”). On March 15, 2008, Financial Assurance Services, Inc. (“Financial Assurance”), a wholly-owned subsidiary of the Bank, completed the sale of its title insurance agency business to a newly formed, third-party title insurance agency. The sale of the title insurance agency business does not affect the Bank’s other insurance businesses, such as the property, casualty and life insurance and fixed annuity products that the Bank sells through Financial Assurance. The transaction had no material impact on the Company’s total assets, stockholders’ equity or net income.

As used in this Quarterly Report on Form 10-Q, the words “Company,” “we” and “our” are intended to refer to the Company, the Bank, and the Bank’s subsidiaries, with respect to matters and time periods occurring on and after June 23, 2005, including the information presented for the three-month and six-month periods ended June 30, 2008.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month and six-month periods ended June 30, 2008, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2008.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 2 – Earnings (loss) per share

Amounts reported in earnings (loss) per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares and unvested restricted stock shares. Stock options and restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock computed using the “treasury stock” method.

		Three months ended June 30,		Six months ended June 30,
		2008	2007	2008	2007
	Net income (loss)	$(5,407)	$2,338	$(2,215)	$3,989

	Average common shares outstanding	21,952,967	23,124,955	22,027,188	23,522,276
Less:	Unearned ESOP shares	(1,679,927)	(1,777,881)	(1,692,095)	(1,789,972)
	Unvested restricted stock shares	(434,550)	(618,600)	(434,675)	(628,188)

	Weighted average common shares outstanding	19,838,490	20,728,474	19,900,418	21,104,116

	Basic earnings (loss) per common share	$(0.27)	$0.11	$(0.11)	$0.19

		Three months ended June 30,		Six months ended June 30,
		2008	2007	2008	2007
	Weighted average common shares outstanding	19,838,490	20,728,474	19,900,418	21,104,116
	Net effect of dilutive stock options and unvested restricted stock	61,010	26,049	61,988	44,519

	Weighted average dilutive common shares outstanding	19,899,500	20,754,523	19,962,406	21,148,635

	Diluted earnings (loss) per common share	$(0.27)	$0.11	$(0.11)	$0.19

	Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	2,336,803	1,557,500	2,336,803	1,557,500
	Weighted average exercise price of anti-dilutive option shares	$16.51	$17.36	$16.51	$17.36

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 3 – Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2008
Certificate of deposit	$500	$—	$—
Municipal	1,932	57	—
Mortgage-backed securities	44,830	325	(53)
Collateralized mortgage obligations	2,995	63	(1)
SBA-guaranteed loan participation certificates	573	1	(4)
Equity securities	27,200	—	—

	$78,030	$446	$(58)

December 31, 2007
Municipal	$2,272	$62	$—
Mortgage-backed securities	39,277	132	(162)
Collateralized mortgage obligations	3,683	35	(1)
SBA-guaranteed loan participation certificates	592	1	(4)
Equity securities	31,225	—	(7,050)

	$77,049	$230	$(7,217)

At June 30, 2008, our debt securities consisted of mortgage-backed pass-through securities issued or sponsored by Fannie Mae, Freddie Mac or Ginnie Mae, collateralized mortgage obligations and real estate mortgage investment conduits guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, SBA-guaranteed loan participation certificates, and municipal securities. Our equity securities consisted entirely of shares of two floating rate and one fixed rate preferred stocks issued by Freddie Mac. All of our investment securities reflected in the preceding table were classified as available-for-sale at June 30, 2008 and December 31, 2007.

Interest income on securities is recognized under the interest method, and includes amortization of purchase premium and discount. Gains and losses on sales of securities are based on the amortized cost of the securities sold.

We evaluate marketable investment securities with significant declines in fair value on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under Securities and Exchange Commission Codification of Staff Accounting Bulletins, Topic 5: Miscellaneous Accounting – Item M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities (“Topic 5- Item M”), which provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the securities must assess whether the impairment is other-than-temporary.

The only marketable securities in our investment portfolio that had significant declines in fair value at June 30, 2008 were our shares of Freddie Mac preferred stocks. In accordance with Topic 5-Item M, we conducted impairment testing on our shares of Freddie Mac preferred stocks as of June 30, 2008, using our established methodology for evaluating marketable equity securities for possible other-than-temporary impairment. Pursuant to this methodology, we initially identified the severity and the continuous duration of the declines in the fair value of the shares of each Freddie Mac preferred stock. We then used our valuation model to project the value of the shares in future periods under a number of possible interest rate scenarios, using current data and mean and median historical data as inputs for the forward yield curve and the volatility curve parameters, and for each security, its original, current and mid-point

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 3 – Securities (continued)

spread over the applicable risk-free benchmark. We then considered the projected future values of the shares and other relevant evidence in evaluating the likelihood that the carrying value of the shares would fully recover in future periods, using evaluation criteria that require greater evidence of a full recovery as the continuous duration and the severity of the decline in value increase. Acting on the premise that a write-down may be required, we then made a judgment as to whether the evidence favored a full recovery, and whether we had the intent and ability to hold the securities for the duration of the forecasted recovery period.

We determined from the above evaluation process that the evidence did not favor a full recovery of the carrying value of our shares of Freddie Mac preferred stocks, and that the $11.1 million unrealized loss, pre-tax, that existed at June 30, 2008 with respect to these securities constituted an other-than-temporary impairment in accordance with Topic 5-Item M. We based this conclusion primarily on the duration and severity of the unrealized losses, our inability to forecast a full recovery in the value of these securities in the requisite number of interest rate scenarios, and issuer-specific factors concerning Freddie Mac. Based on these determinations, we reduced the combined carrying value of our shares of Freddie Mac preferred stocks by a total of $11.1 million at June 30, 2008, and recorded an impairment loss, in the amount of $6.7 million, after tax, against our income for the three and six months ended June 30, 2008.

The quoted market prices for our shares of Freddie Mac preferred stocks have been volatile in recent months on generally low trading volumes. In addition, significant uncertainties continue to exist with respect to the financial condition of Freddie Mac, and these uncertainties and general market and economic conditions have resulted in further material declines in the quoted market prices for the Freddie Mac preferred stocks since June 30, 2008. These and other factors make it possible that these securities could require the recording of further other-than-temporary impairment losses in one or more future reporting periods. For further information on investment securities, see Part II, ITEM 1A: Risk Factors.

The results for six months ended June 30, 2008, included a $1.4 million pre-tax gain related to the sale of Visa, Inc. (“Visa”) stock that we received in connection with the completion of Visa’s initial public offering in March 2008.

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

Premiums and discounts associated with loans purchased are amortized over the expected life of the loans using the level-yield method.

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

Loans receivable are as follows:

	June 30, 2008	December 31, 2007
One- to four-family residential real estate loans	$329,575	$345,245
Multi-family mortgage loans	306,209	291,395
Nonresidential real estate loans	323,555	325,885
Construction and land loans	52,785	64,483
Commercial loans	68,168	83,233
Commercial leases	146,714	144,841
Consumer loans	2,809	3,506
Other loans (including municipal)	4,334	4,544

Total loans	1,234,149	1,263,132
Loans in process	(165)	(168)
Net deferred loan origination costs	2,031	2,086
Allowance for loan losses	(10,900)	(11,051)

Loans, net	$1,225,115	$1,253,999

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (Continued)

Activity in the allowance for loan losses is as follows:

	Six months ended June 30,
	2008	2007
Beginning balance	$11,051	$10,622
Provision for loan losses	199	227
Loans charged off	(355)	(100)
Recoveries	5	30

Ending balance	$10,900	$10,779

Impaired loans are as follows:

	June 30, 2008	December 31, 2007
Loans with allocated allowance for loan losses	$7,842	$6,590
Loans with no allocated allowance for loan losses	13,162	18,060

Total impaired loans	$21,004	$24,650

Amount of the allowance for loan losses allocated to impaired loans	$769	$806
Average of impaired loans during the period	$22,250	$22,090

Cash basis interest income received on impaired loans was approximately $802,000 and $1.1 million for the six-month periods ended June 30, 2008 and 2007, respectively. Interest income received on impaired loans was approximately $412,000 and $560,000 for the three-month periods ended June 30, 2008 and 2007, respectively.

Nonperforming loans are as follows:

	June 30, 2008	December 31, 2007
Nonaccrual loans	$11,248	$12,058
90 days delinquent, still accruing	545	—

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The $545,000 in loans reflected in the above table as “90 days delinquent, still accruing,” represents well-secured equipment leases on which the payments were not received and processed until July 2008 due to lessee administrative issues. Generally, the Bank does not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of payments actually received or the renewal of a loan has not occurred for administrative reasons.

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

Note 5 – Deposits

Deposits are as follows:

	June 30, 2008	December 31, 2007
Noninterest-bearing demand	$108,530	$111,554
Savings	101,532	97,280
Money market accounts	183,180	250,682
Interest-bearing NOW	364,106	306,517
Certificates of deposit	323,638	307,617

	$1,080,986	$1,073,650

Certificates of deposit include wholesale deposits of $6.9 million and $2.0 million at June 30, 2008 and December 31, 2007 respectively.

Interest expense on deposit accounts is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Savings	$194	$212	$382	$433
Money market accounts	1,063	2,791	2,830	5,547
Interest-bearing NOW	1,684	1,739	3,117	3,255
Certificates of deposit	2,672	3,756	5,592	7,540

	$5,613	$8,498	$11,921	$16,775

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Value

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), effective January 1, 2008. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement inputs) and the lowest priority to unobservable inputs (Level 3 measurement inputs). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

•

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar assets, or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset.

•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The fair values of marketable equity securities available-for-sale are generally determined by quoted prices, in active markets, for each specific security (Level 1 measurement inputs). If Level 1 measurement inputs are not available for a marketable equity security, we determine its fair value based on the quoted price of a similar security traded in an active market (Level 2 measurement inputs). The fair values of debt securities available-for-sale are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 measurement inputs).

The fair values of loans held for sale are generally determined by quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets (Level 2 measurement inputs).

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified at a Level 2 in the fair value hierarchy. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The fair values of mortgage servicing rights are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 measurement inputs).

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Value (continued)

The following table sets forth the Company‘s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at June 30, 2008 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale	$78,030	$27,700	$50,330	$—

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

		Fair Value Measurements at June 30, 2008 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held-for-sale	$702	$—	$702	$—
Impaired loans	7,842	—	7,842	—
Mortgage servicing rights	459	—	459	—

The following represents loan-related impairment charges (and credits) recognized during the period:

Loans held-for-sale, which are carried at lower of cost or fair value, had a fair value of $702,000, resulting in a valuation allowance of $2,000. A pre-tax charge of $2,000 was included in net income for the three month period ended June 30, 2008.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $21.0 million, with a valuation allowance of $769,000 at June 30, 2008, compared to a carrying amount of $21.1 million, with a valuation allowance of $589,000 at March 31, 2008, resulting in a provision for loan losses of $180,000 for the three month period ended June 30, 2008.

Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $1.8 million at June 30, 2008, comprised of $1.4 million on fixed rate loans and $459,000 on adjustable rate loans, including a valuation allowance of $243,000 on mortgage servicing rights of the adjustable rate loans. A pre-tax charge of $49,000 was included in net income for the three month period ended June 30, 2008.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 7 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(5,407)	$2,338	$(2,215)	$3,989
Other comprehensive income:
Unrealized holding (losses) gains on securities available for-sale	(2,149)	(1,716)	(2,314)	738
Tax effect	854	682	920	(293)

Unrealized holding (losses) gains on securities available for-sale, net of tax effect	(1,295)	(1,034)	(1,394)	445

Less reclassification adjustment for gains recognized in Income	—	—	(1,385)	—
Tax effect	—	—	550	—

Less reclassification adjustment for gains recognized in income, net of tax	—	—	(835)	—

Loss on impairment of securities available-for-sale	11,075	—	11,075	—
Tax effect	(4,402)	—	(4,402)	—

Less reclassification adjustment for gains recognized in income, net of tax	6,673	—	6,673	—

Total other comprehensive income (loss)	5,378	(1,034)	4,444	445

Total comprehensive income (loss)	$(29)	$1,304	$2,229	$4,434

Note 8 – Adoption of New Accounting Standards

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

(unaudited)

Note 9 – Effect of Newly Issued But Not Yet Effective Accounting Standards

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

Overview

Business conditions remained constant during the early part of the second quarter of 2008 despite increasing customer concerns about the overall U.S. economic environment during the latter part of the period. Multi-family loan and commercial lease balances increased but these increases were more than offset by our continued targeted reduction of credit risk within the construction, commercial real estate and commercial loan segments of our loan portfolio, as well as balance reductions by certain commercial loan customers. Our residential loan portfolio declined principally due to accelerated prepayments. We expect that the uncertainty surrounding the U.S. economy, U.S. interest rates and certain real estate markets will increase the unpredictability of the volume of our loan originations and loan repayments in 2008, though we expect the overall residential, construction and selected health care segments to decline further during the remainder of the year. Nevertheless, we believe that there is the potential for limited growth in multi-family loans, commercial loans and commercial leases during the second half of 2008.

We reduced wholesale borrowings given the additional liquidity available from the reduction in the loan portfolio. Due to the volatility in market conditions, we postponed any contemplated purchases of selected investment-grade securities to improve net interest income, though we may resume such evaluations in the future. The market environment negatively affected the values of our Freddie Mac preferred securities such that we deemed the unrealized loss on these securities to be an other-than-temporary impairment as of June 30, 2008. In addition, the significant market volatility and uncertainties involving Freddie Mac will require future impairment testing and determinations of whether unrealized losses arising after June 30, 2008 should be considered an other-than-temporary impairment.

Overall trends in our multi-family and commercial real estate portfolio quality remained stable. Our overall residential and home equity portfolio quality remained strong, though evidence is accumulating that we will experience somewhat higher levels of past due residential loans principally related to increasing local unemployment rates. Our construction and land loan portfolio quality remained relatively stable as existing customer inventory continued to liquidate, but there are increasing signs that certain borrowers are encountering greater difficulty making debt service payments on their construction projects or land inventory. Our commercial loan and lease portfolio quality also remained strong, as we received full repayments on several health care exposures and one other material commercial loan relationship. We placed two of three loans to a recently deceased construction loan borrower and one commercial real estate loan on non-accrual status during the second quarter. We expect that there will continue to be isolated cases where we elect not to renew certain construction loans or pursue either negotiated collateral dispositions or formal legal remedies if the borrower is unable to continue scheduled debt service or proposes unfeasible exit solutions. If forced collateral dispositions in this segment become absolutely necessary, we expect a higher risk of loss on the related credit exposures given present and foreseeable market conditions.

The Company’s required loan loss reserves increased due to specific reserves established for the loans we placed on non-accrual status, offset in part by the charge-off of certain credit exposures for which we had previously established specific loan loss reserves. Our unallocated loan loss reserves increased slightly due the deterioration in national and local economic risk factors as measured by our SFAS No. 5 loan loss reserve model despite the overall lower credit risk profile and credit exposures of the loan portfolio. We continue to believe that adherence to our historical loan underwriting standards remains appropriate.

Deposits increased in the second quarter of 2008, principally due to increased marketing activity and also due to our decision to maintain interest rates on certain market-rate indexed checking accounts at the levels existing as of the end of the previous quarter pending the reconfiguration of these account products and issuance of the related customer disclosures. The resultant deposit account product line provides both greater flexibility to meet competitive forces and greater efficiency in marketing and sales operations. Deposit competition abated to some degree early in the quarter, but we experienced a resurgence of intensified competition from certain local, regional and national competitors late in the quarter. We believe that our recent actions position us well for customer retention and cost-effective growth in our market, to the extent it is available.

Our net interest margin and net interest rate spread were effectively stable. Continued reductions in higher-risk loan portfolio balances reduced loan interest income, offset in part by an improving interest rate environment notwithstanding our interim deposit rate pricing decisions during the quarter. Nonetheless, we believe that such behavior may not necessarily continue because of further reductions in the Company’s construction and health-care loan portfolios and continued deposit pricing pressures, potentially offset by a more favorable interest rate environment and widening commercial credit spreads on multi-family and commercial real estate loans. In addition, on a comparative basis, other factors affecting net interest margin include the cumulative effects of the Company’s share repurchase program. We expect that these factors will continue to affect our net interest margin in future quarters; however, we are also focused on generating positive influences through the further diversification of our commercial credit portfolio, optimization of the overall mix of the loan portfolio and gathering noninterest-bearing deposits from local small businesses.

Noninterest income results were also mixed. Revenues from continuing customer loan, deposit and insurance/wealth management activity increased; however, the previous quarter included revenues from our former title insurance agency operations which we sold in March, 2008. Results from loan portfolio management and secondary mortgage market activity declined principally due to a possible eminent domain dispute on a multi-family REO property and a higher required market valuation allowance on our portfolio of loans serviced for others. Results from securities and other assets reflected our periodic review of obsolete or discontinued fixed assets as well as the absence of Visa litigation settlement activity in the second quarter of 2008. In general, we expect continued modest growth in deposit fee income from overdraft processing and selected deposit activity fees, offset in part by possible reductions in income due to risk adjustments related to debit card issuance and use.

Our noninterest expenses included the $11.1 million pre-tax loss on impairment of securities in the quarter. Our reduced employment levels resulted in a meaningful decrease in compensation-related costs as we continue to implement the results of operational reviews to maximize the efficiency of our operations. Advertising expenses increased during the quarter and we expect expenses for marketing (especially retail deposits and small business customers), commercial business development personnel and certain technology investments related to customer service and commercial loan operations to increase in 2008.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at June 30, 2008 and December 31, 2007, and in our income statement for the three-month and six-month periods ended June 30, 2008 and June 30, 2007.

	June 30, 2008	December 31, 2007	Percent Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,456,812	$1,480,544	(1.6)%
Loans receivable, net	1,225,115	1,253,999	(2.3)
Deposits	1,080,986	1,073,650	0.7
Borrowings	70,633	96,433	(26.8)
Stockholders’ equity	288,163	291,137	(1.0)

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2008	2007		2008	2007
	(Dollars in thousands)			(Dollars in thousands)
Selected Operating Data:

Interest income	$19,387	$23,111	(16.1)%	$40,129	$46,904	(14.4)%
Interest expense	6,405	9,760	(34.4)	13,874	19,525	(28.9)

Net interest income	12,982	13,351	(2.8)	26,255	27,379	(4.1)
Provision (credit) for loan losses	250	(354)	N.M.	199	227	(12.3)

Net interest income after provision (credit) for loan losses	12,732	13,705	(7.1)	26,056	27,152	(4.0)
Noninterest income	1,521	2,327	(34.6)	6,227	4,369	42.5
Noninterest expense	23,253	12,666	83.6	36,481	25,788	41.5

Income (loss) before income taxes	(9,000)	3,366	N.M.	(4,198)	5,733	N.M.
Income tax expense (benefit)	(3,593)	1,028	N.M.	(1,983)	1,744	N.M.

Net income (loss)	$(5,407)	$2,338	N.M.	$(2,215)	$3,989	N.M.

N.M. – not meaningful

Selected Financial Data (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets) (1)	(1.49)%	0.61%	(0.30)%	0.51%
Return on equity (ratio of net income (loss) to average equity) (1)	(7.46)	3.01	(1.52)	2.51
Net interest rate spread (1) (2)	3.31	2.88	3.31	2.93
Net interest margin (1) (3)	3.88	3.74	3.90	3.79
Average equity to average assets	19.93	20.09	19.90	20.33
Efficiency ratio (4)	160.33	80.79	112.31	81.23
Noninterest expense to average total assets (1)	6.39	3.28	4.99	3.30
Average interest-earning assets to average interest-bearing liabilities	129.40	131.30	129.18	131.81

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

	At June 30, 2008	At December 31, 2007
Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	0.84%	0.87%
Nonperforming loans to total loans	0.91	0.95
Allowance for loan losses to nonperforming loans	96.91	91.65
Allowance for loan losses to total loans	0.89	0.87

Capital Ratios:
Equity to total assets at end of period	19.78	19.66
Tier 1 leverage ratio (Bank only)	14.13	13.95

Other Data:
Number of full service offices	18	18
Employees (full-time equivalent basis)	397	425

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets decreased $23.7 million, or 1.6%, to $1.457 billion at June 30, 2008, from $1.481 billion at December 31, 2007, primarily due to a $28.9 million, or 2.3%, decrease in net loans receivable from $1.254 billion at December 31, 2007, to $1.225 billion at June 30, 2008. The decrease in net loans primarily resulted from net decreases of $11.7 million in construction and land loans, $15.1 million in commercial loans, $15.7 million in one- to four-family residential mortgage loans, and $2.3 million in nonresidential real estate loans. The net decrease in construction and land loans included $23.7 million in principal payments resulting from project sales activities, which were partially offset by draws on existing credit commitments. Multi-family mortgage loans increased $14.8 million, or 5.1%, and commercial leases increased $1.9 million, or 1.3%.

Net securities available-for-sale increased by $981,000, or 1.3%, to $78.0 million at June 30, 2008, from $77.0 million at December 31, 2007, primarily due to $8.9 million of additional securities purchases that were offset in substantial part by $4.2 million in principal payments received on and maturities of securities and a $3.7 million decline in the fair value of securities available-for-sale during the six months ended June 30, 2008.

The Company owned $15.6 million of common stock of the FHLB of Chicago (“FHLBC”) at June 30, 2008. On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the Federal Housing Finance Board (the “Director”). The order also provides that dividend declarations are subject to the prior written approval of the Director and that the FHLBC must submit a Capital Structure Plan to the Federal Housing Finance Board. The FHLBC has not paid dividends since the third quarter of 2007, and has announced that it does not anticipate paying any dividends in 2008.

Cash and cash equivalents increased $5.3 million, or 18.2%, to $34.2 million at June 30, 2008, from $28.9 million at December 31, 2007. Cash expenditures during the six months ended June 30, 2008 included $8.1 million to fund stock repurchases and dividends.

Deposits increased $7.3 million, or 0.7%, to $1.081 billion at June 30, 2008, from $1.074 billion at December 31, 2007. Total core deposits (savings, money market, noninterest-bearing demand and NOW accounts) decreased slightly as a percentage of total deposits, representing 70.1% of total deposits at June 30, 2008, compared to 71.3% of total deposits at December 31, 2007. Borrowings decreased $25.8 million, or 26.8%, to $70.6 million at June 30, 2008, from $96.4 million at December 31, 2007.

Total stockholders’ equity decreased $3.0 million to $288.2 million at June 30, 2008, compared to $291.1 million at December 31, 2007, primarily due to the impact of stock repurchases, cash dividends and the net loss of $2.2 million that we recorded for the six months ended June 30, 2008. We repurchased and retired 330,800 shares of common stock at an aggregate cost of $5.1 million during the six months ended June 30, 2008, and declared cash dividends aggregating $3.1 million. The unallocated shares of common stock that are owned by our ESOP were reflected as a $16.6 million reduction to stockholders’ equity at June 30, 2008, compared to a $17.1 million reduction to equity at December 31, 2007.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

Net Income. We had a net loss of $5.4 million for the three months ended June 30, 2008, compared to net income of $2.3 million for the three months ended June 30, 2007. The net loss was primarily attributable to our recording an after-tax, impairment loss of $6.7 million, or $0.34 per basic and fully diluted share, on our Freddie Mac preferred stocks based on our determination that the unrealized loss that existed with respect to these securities at June 30, 2008 constituted an other-than-temporary impairment. Our operating results for the second quarter of 2008 also reflected $1.2 million in expenses for equity-based compensation and benefits, compared to $1.3 million for the second quarter of 2007. Our loss per share of common stock for the three months ended June 30, 2008 was $0.27 per share, compared to earnings of $0.11 per share for the three-month period ending June 30, 2007.

Net Interest Income. Net interest income decreased by $369,000, or 2.8%, to $13.0 million for the three months ended June 30, 2008, from $13.4 million for the three months ended June 30, 2007. The decrease in net interest income was due in substantial part to a $3.7 million decrease in interest income, offset by a $2.9 million decrease in interest expense on deposits. Our net interest rate spread increased by 43 basis points to 3.31% for the three months ended June 30, 2008, from 2.88% for the same period in 2007. Our net interest margin increased by 14 basis points to 3.88% for the three months ended June 30, 2008, from 3.74% for the same period in 2007.

Interest income decreased $3.7 million, or 16.1%, to $19.4 million for the three months ended June 30, 2008, from $23.1 million for the three months ended June 30, 2007. The decrease in interest income was primarily attributable to a decrease in the average balances of all interest-earning portfolios and the impact of lower short term interest rates on the average yield on interest-earning assets. Total average interest-earning assets decreased $85.7 million, or 6.0%, to $1.346 billion for the three months ended June 30,

2008, from $1.432 billion for the same period in 2007. The decrease in total average interest-earning assets reflects a $64.0 million, or 4.9%, decrease in average loans receivable, an $11.9 million decrease in investment securities available-for-sale, and a $9.8 million decrease in interest-earning deposits. The average yield on interest-earning assets declined 68 basis points to 5.79% for the three months ended June 30, 2008, from 6.47% for the same period ended June 30, 2007.

Interest income from loans, the most significant portion of interest income, decreased $3.0 million, or 14.1%, to $18.3 million for the three months ended June 30, 2008, from $21.3 million for the three months ended June 30, 2007. The decrease in interest income on loans resulted primarily from a $64.0 million decrease in average loans receivables to $1.234 billion for the three months ended June 30, 2008, from $1.298 billion for the same period in 2007, and a 62 basis point decrease in the average yield to 5.98% for the three months ended June 30, 2008, from 6.60% for the same period in 2007.

Interest income from securities available-for-sale decreased by $391,000, or 28.1%, to $1.0 million for the three months ended June 30, 2008, from $1.4 million for the three months ended June 30, 2007, due in substantial part to a decrease of $11.9 million, or 12.1%, in the average outstanding balance of securities available-for-sale to $86.9 million for the three months ended June 30, 2008, from $98.8 million for the same period in 2007.

Income from cash dividends on our FHLBC common stock totaled $107,000 for the three months ended June 30, 2007. The FHLBC did not pay any dividends in the second quarter of 2008.

Interest income from cash that we maintained in interest-earning deposits totaled $52,000 for the three months ended June 30, 2008, compared to $268,000 for the three months ended June 30, 2007. The decrease was primarily due to a $9.8 million decrease in the average balances, and a 329 basis point decrease in the yield to 2.01% for the three months ended June 30, 2008, from 5.30% for the same period in 2007.

Interest expense decreased $3.4 million, or 34.4%, to $6.4 million for the three months ended June 30, 2008, from $9.8 million for the three months ended June 30, 2007. This decrease reflected a decrease in the weighted average interest rates that we paid on deposit accounts and a decrease in the average interest rates that we paid on our FHLB advances, which together resulted in an overall decrease of 111 basis points in the cost of average interest-bearing liabilities to 2.48% for the three months ended June 30, 2008, from 3.59% for the same period in 2007. The effect of the decrease in interest expense also reflected a $50.0 million, or 4.6%, decrease in our average interest-bearing liabilities to $1.041 billion for the three months ended June 30, 2008, from $1.091 billion for the same period in 2007.

Interest expense on deposits decreased $2.9 million, or 33.9%, to $5.6 million for the three months ended June 30, 2008, from $8.5 million for the three months ended June 30, 2007. The decrease reflected a 112 basis point decrease in the average rate paid on interest-bearing deposits to 2.36% for the three months ended June 30, 2008, from 3.48% for same period in 2007. This decrease in the average rate paid on deposits was partially offset by a $20.5 million, or 2.1%, decrease in average interest-bearing deposits to $958.1 million for the three months ended June 30, 2008, from $978.6 million for the same period in 2007.

Interest expense on money market account deposits decreased $1.7 million, or 61.9%, reflecting a decrease of $53.1 million, or 20.8%, in the average balance to $202.8 million for the three months ended June 30, 2008, from $255.9 million for the same period in 2007, and a 226 basis point decrease in the interest rate paid to 2.11%, from 4.37% for same period in 2007.

Interest expense on NOW account deposits decreased $55,000, or 3.2%, reflecting a 51 basis point decrease in the interest rates paid to 1.98% for the three months ended June 30, 2008, from 2.49% for the same period in 2007, and an increase of $61.7 million, or 22.1%, in the average balance to $341.3 million for the three months ended June 30, 2008, from $279.6 million for the same period in 2007.

Interest expense on certificates of deposit decreased $1.1 million, or 28.9%, reflecting a decrease of $19.6 million, or 5.8%, in the average balance to $312.8 million for the three months ended June 30, 2008, from $332.4 million for the same period in 2007. This decrease also reflected a 109 basis point decrease in the interest rates paid to 3.44% for the three months ended June 30, 2008, from 4.53% for the same period in 2007.

Interest expense on borrowings decreased by $470,000, or 37.2%, to $792,000 for the three months ended June 30, 2008, from $1.3 million for the three months ended June 30, 2007. The decrease was due to a $29.7 million, or 26.5%, reduction of our average borrowings to $82.5 million for the three months ended June 30, 2008, from $112.2 million for the same period in 2007, which also reflected a 65 basis point decrease in interest rates paid on borrowings to 3.86% for the three months ended June 30, 2008, from 4.51% for the same period in 2007.

Average Balance Sheets

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

	For the three months ended June 30,
	2008			2007
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,233,586	$18,333	5.98%	$1,297,583	$21,343	6.60%
Securities available-for-sale	86,855	1,002	4.64	98,791	1,393	5.66
Stock in FHLB	15,598	—	0.00	15,598	107	2.75
Other	10,457	52	2.01	20,266	268	5.30

Total interest-earning assets	1,346,496	19,387	5.79	1,432,238	23,111	6.47

Noninterest-earning assets	108,000			111,747

Total assets	$1,454,496			$1,543,985

Interest-bearing liabilities:
Savings deposits	$101,135	193	0.77	$110,732	212	0.77
Money market deposits	202,814	1,064	2.11	255,920	2,791	4.37
NOW deposits	341,274	1,684	1.98	279,584	1,739	2.49
Certificates of deposit	312,848	2,672	3.44	332,365	3,756	4.53

Total deposits	958,071	5,613	2.36	978,601	8,498	3.48
Borrowings	82,502	792	3.86	112,209	1,262	4.51

Total interest-bearing liabilities	1,040,573	6,405	2.48	1,090,810	9,760	3.59

Noninterest-bearing deposits	106,388			122,137
Other liabilities	17,547			20,819

Total liabilities	1,164,508			1,233,766
Equity	289,988			310,219

Total liabilities and equity	$1,454,496			$1,543,985

Net interest income		$12,982			$13,351

Net interest rate spread (2)			3.31%			2.88%
Net interest-earning assets (3)	$305,923			$341,428

Net interest margin (4)			3.88%			3.74%
Ratio of interest-earning assets to interest-bearing liabilities	129.40%			131.30%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $250,000 for the three months ended June 30, 2008, compared to a credit to our allowance for loan losses of $354,000 for the three months ended June 30, 2007. The provision for loan losses in the current quarter reflects a $180,000 increase in the portion of the allowance for loan losses allocated to impaired loans pursuant to SFAS No. 114, a $110,000 decrease in the portion of the allowance for loan losses pursuant to SFAS No. 5, and $180,000 in net charge offs. As of June 30, 2008, $769,000 of the allowance for loan losses was allocated to impaired loans pursuant to SFAS No. 114, compared to $589,000 at March 31, 2008. A substantial portion of the increase to our specific reserves related to two loans to a recently deceased construction loan borrower. The borrower’s estate is currently attempting to sell the collateral for these loans, and a collateral shortfall is possible. Our gross loan balances decreased $29.0 million in the second quarter of 2008, and this decrease in gross loans, offset with updated economic factors used in our SFAS No. 5 calculation, resulted in a net decrease to the general loan loss allowance.

Nonperforming assets are as follows:

	June 30, 2008	March 31, 2008	$ Change	% Change
	(Dollars in thousands)
Nonperforming assets:
Nonperforming loans	$11,248	$8,737	$2,511	28.7%
Real estate owned	937	899	38	4.2

Nonperforming assets	$12,185	$9,636	$2,549	26.5

Non-performing loans increased $2.5 million, or 28.7%, to $11.2 million at June 30, 2008, from $8.7 million at March 31, 2008, primarily due to our placing two of three loans to a recently deceased construction loan borrower and one commercial real estate loan on non-accrual status during the second quarter. The ratio of nonperforming loans to total loans was 0.84% at June 30, 2008 compared to 0.70% at March 31, 2008. Collection and resolution efforts continue to be a priority, and future decisions may include non-renewal of credits and potential cessation of borrower relationships where the progress toward resolution is unsatisfactory. Asset quality trends and conditions in the loan portfolio generally remained stable.

Our allowance for loan losses totaled $10.9 million, or 0.89% of total loans, at June 30, 2008, compared to $11.1 million, or 0.87% of total loans, at December 31, 2007. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 96.9% of non-performing loans at June 30, 2008 and 91.7% of non-performing loans at December 31, 2007. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income decreased $806,000, or 34.6%, to $1.5 million for the three months ended June 30, 2008, compared to $2.3 million for the same period in 2007. Deposit service charges and fees decreased $81,000, or 8.8%, to $837,000 for the quarter ended June 30, 2008, from $918,000 for the same period in 2007, offset by an increase of $88,000, 17.6%, in other fee income. Gains on sales of loans increased $16,000 due to a larger volume of loan sales during the quarter. We recorded a loss on disposition of premises and equipment of $311,000 in the second quarter of 2008, compared to a gain of $7,000 for the same period in 2007. The loss reflects the elimination of the residual book value of obsolete or fixed assets no longer in service. Loan servicing fees decreased $30,000, or 14.0%, to $184,000 for the three months ended June 30, 2008, from $214,000 for the same period in 2007. Income from bank-owned life insurance, which was purchased in May 2007, increased $52,000, or 38.5%, to

$187,000 for the quarter ended June 30, 2008, compared to $135,000 for the same period in 2007. Mortgage servicing rights amortization expense increased $72,000, or 67.9%, to $178,000 for the three months ended June 30, 2008, from $106,000 for the same period in 2007. We also recorded an additional $43,000 reserve on our mortgage servicing rights portfolio due to accelerating prepayment speeds. Net expense from real estate owned was $163,000 for the three months ended June 30, 2008, compared to no such expenses for the same period in 2007, due in substantial part to our reduction of the book value of a multifamily REO property by $130,000 to reflect a possible eminent domain issue such that the property may no longer be used for multifamily housing purposes. Other income decreased $275,000, or 63.4%, to $159,000 for the three months ended June 30, 2008, from $434,000 for the same period in 2007, primarily related to the decrease in title insurance agency services income resulting from the sale of that business on March 15, 2008.

The following table summarizes noninterest income for the three month periods ended June 30, 2008 and 2007:

	Three months ended June 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$837	$918	$(81)	(8.8)%
Other fee income	587	499	88	17.6
Insurance commissions and annuities income	202	225	(23)	(10.2)
Gain on sale of loans	17	1	16	N.M
Gain (loss) on disposition of premises and equipment	(311)	7	(318)	N.M
Loan servicing fees	184	214	(30)	(14.0)
Amortization and impairment of servicing assets	(178)	(106)	(72)	(67.9)
Operations of real estate owned	(163)	—	(163)	N.M.
Earnings on bank owned life insurance	187	135	52	38.5
Other	159	434	(275)	(63.4)

Total noninterest income	$1,521	$2,327	$(806)	(34.6)

N.M. = not meaningful

Noninterest Expense. Our noninterest expense was $23.3 million for the three months ended June 30, 2008, compared to $12.7 million for the three months ended June 30, 2007. The primary reason for the increase in noninterest expense was an $11.1 million impairment charge that we recorded against our shares of Freddie Mac preferred stocks. Compensation and benefits expense decreased to $7.5 million for the three months ended June 30, 2008, from $7.9 million for the same period in 2007. Expense relating to equity-based compensation and benefits decreased to $1.2 million for the three months ended June 30, 2008, from $1.3 million during the second quarter of 2007. Excluding equity-based compensation and benefits, our compensation and benefits expense decreased by $240,000 or 3.6%, primarily due to a decrease in full time equivalent employees resulting from the implementation of functional staffing reviews and the decrease in personnel resulting from the sale of our title insurance agency business on March 15, 2008. Other general and administrative expenses decreased $128,000, or 10.9%, to $1.1 million for the three months ended June 30, 2008, from $1.2 million for same period in 2007.

The following table summarizes noninterest expense for the three month periods ended June 30, 2008 and 2007:

	Three months ended June 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$7,506	$7,860	$(354)	(4.5)%
Office occupancy and equipment	1,582	1,399	183	13.1
Advertising and public relations	309	455	(146)	(32.1)
Data processing	790	823	(33)	(4.0)
Supplies, telephone and postage	497	484	13	2.7
Amortization of intangibles	446	469	(23)	(4.9)
Loss on impairment of securities available-for-sale	11,075	—	11,075	N.M.
Other	1,048	1,176	(128)	(10.9)

Total noninterest expense	$23,253	$12,666	$10,587	83.6

N.M. = Non Meaningful

Income Tax Expense. We recorded an income tax benefit of $3.6 million for the three months ended June 30, 2008, compared to $1.0 million in income tax expense for the same period in 2007.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

Net Income. We had a net loss of $2.2 million for the six months ended June 30, 2008, compared to net income of $4.0 million for the six months ended June 30, 2007. The net loss was primarily attributable to our recording an after-tax impairment loss of $6.7 million, or $0.33 per basic and fully diluted share, on our Freddie Mac preferred stocks based on our determination that the unrealized loss that existed with respect to these securities at June 30, 2008 constituted an other-than-temporary impairment. Our noninterest income for the first half of 2008 included a $1.4 million pre-tax gain related to the sale of Visa stock. We also recorded a pre-tax gain of $1.2 million on our 51,404 unredeemed shares of Class B Visa shares as a result of the closing of Visa’s initial public offering in March of 2008. Our operating results for the six months ended June 30, 2008 also reflected $2.7 million in expenses for equity-based compensation and benefits, compared to $2.8 million for the same period of 2007. Our loss per share of common stock for the six months ended June 30, 2008 was $0.11 per share compared to earnings of $0.19 per share for the six-month period ending June 30, 2007.

Net Interest Income. Net interest income decreased by $1.1 million, or 4.1%, to $26.3 million for the six months ended June 30, 2008, from $27.4 million for the six months ended June 30, 2007. The decrease in net interest income was due in substantial part to a $6.8 million decrease in interest income, offset by a $4.9 million decrease in interest expense on deposits. Our net interest rate spread increased by 38 basis points to 3.31% for the first six months of 2008, from 2.93% for the same period in 2007, and our net interest margin increased by 11 basis points to 3.90% for the six months ended June 30, 2008, from 3.79% for the six months ended June 30, 2007.

Interest income decreased $6.8 million, or 14.4%, to $40.1 million for the six months ended June 30, 2008, from $46.9 million for the six months ended June 30, 2007. The decrease in interest income was primarily attributable to a 52 basis point reduction in the average yield on interest-earning assets to 5.97% at June 30, 2008, from 6.49%, at June 30, 2007, and a $104.3 million, or 7.1%, decrease in total average interest-earning assets, to $1.352 billion for the six-months ended June 30, 2008, from $1.457 billion for the six-months ended June 30, 2007.

Interest income from loans decreased $5.2 million, or 12.0%, to $37.9 million for the six months ended June 30, 2008, from $43.1 million for the same period in 2007. The decrease in interest income on loans resulted primarily from a $65.1 million, or 5.0%, decrease in average net loans receivable to $1.245 billion for the six months ended June 30, 2008, from $1.311 billion for the same period in 2007, and a 51 basis point decrease in the average yield on loans to 6.12% for the six months ended June 30, 2008, from 6.63% for the six months ended June 30, 2007.

Interest income from securities available-for-sale decreased by $770,000, or 26.4%, to $2.1 million for the six months ended June 30, 2008, from $2.9 million for the six months ended June 30, 2007, due in substantial part to a decrease of $20.3 million, or 19.2%, in the average outstanding balance of securities available-for-sale to $85.2 million for the six-months ended June 30, 2008, from $105.5 million for the six-months ended June 30, 2007, and a 51 basis point decrease in the average yield on securities available-for-sale to 5.07% for the six-months ended June 30, 2008, from 5.58% for the six-months ended June 30, 2007.

Income from cash dividends on our FHLBC common stock totaled $250,000 for the six months ended June 30, 2007. The FHLBC did not pay any dividends in the first half of 2008.

Interest income from cash that we maintained in interest-earning deposits totaled $70,000 for the six months ended June 30, 2008, compared to $653,000 for the six months ended June 30, 2007. The decrease was primarily due to an $18.9 million decrease in the average balances of cash maintained in interest-earning deposit accounts and a 298 basis point decrease in yield on interest-earning deposits to 2.23% for the six months ended June 30, 2008, from 5.21% for the same period in 2007.

Interest expense decreased $5.6 million, or 28.9%, to $13.9 million for the six months ended June 30, 2008, from $19.5 million for the six months ended June 30, 2007. This decrease reflected a decrease in the weighted average interest rates that we paid on deposit accounts, and a decrease in the average interest rates that we paid on our FHLB of Chicago advances and other borrowings. The decrease in interest expense reflected an overall decrease of 90 basis points in the cost of average interest-bearing liabilities, to 2.66% for the six months ended June 30, 2008, from 3.56% for the six months ended June 30, 2007, and a reduction of $58.2 million, or 5.3%, in our average interest-bearing liabilities to $1.047 billion for the six-months ended June 30, 2008, from $1.105 billion for the six-months ended June 30, 2007.

Interest expense on deposits decreased $4.9 million, or 28.9%, to $11.9 million for the six months ended June 30, 2008, from $16.8 million for the same period in 2007. The decrease reflected a 93 basis point decrease in the average rate paid on deposits to 2.52% for the six months ended June 30, 2008, from 3.45% for the six months ended June 30, 2007. This decrease in interest expense also reflected a $29.4 million, or 3.0%, decrease in average interest-bearing deposits to $950.9 million for the six months ended June 30, 2008, from $980.3 million for the same period in 2007.

Interest expense on money market accounts decreased $2.7 million, or 49.0%, reflecting a decrease of $34.9 million, or 13.6%, in the average balance of money market account deposits to $222.3 million for the six months ended June 30, 2008, from $257.2 million for the six months ended June 30, 2007, and a 179 basis point decrease in the interest rate paid on these accounts to 2.56% from 4.35%.

Interest expense on NOW deposits decreased $138,000, or 4.2%, reflecting a 44 basis point decrease in the interest rates paid on NOW deposits to 1.95% for the six months ended June 30, 2008, from 2.39% for the same period in 2007, offset by an increase of $46.9 million, or 17.1%, in the average balance of NOW deposits to $321.4 million for the six months ended June 30, 2008, from $274.5 million for the six months ended June 30, 2007.

Interest expense on certificates of deposit decreased $1.9 million, or 25.8%, reflecting an 86 basis point decrease in the interest rates paid on certificates of deposit to 3.66% for the six months ended June 30, 2008, from 4.52% for the same period in 2007. This decrease also reflected a $28.8 million, or 8.6%, decrease in the average balance of certificates of deposit to $307.5 million for the six months ended June 30, 2008, from $336.3 million for the six months ended June 30, 2007.

Interest expense on borrowings decreased by $797,000, or 29.0%, to $2.0 million for the six months ended June 30, 2008, from $2.8 million for the same period in 2007. The decrease was due in part to a $28.8 million, or 23.1%, reduction of our total average borrowings from $125.0 million for the six month period ended June 30, 2007, to $96.1 million for the six month period ended June 30, 2008. The reduction also reflected a 35 basis point decrease in the average cost of borrowings to 4.09% for the six months ended June 30, 2008, compared to 4.44% for the six months ended June 30, 2007.

Average Balance Sheets

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

	For the six months ended June 30,
	2008			2007
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,245,272	$37,911	6.12%	$1,310,393	$43,083	6.63%
Securities available-for-sale	85,204	2,148	5.07	105,462	2,918	5.58
Stock in FHLB	15,598	—	0.00	15,598	250	3.23
Other	6,335	70	2.23	25,263	653	5.21

Total interest-earning assets	1,352,409	40,129	5.97	1,456,716	46,904	6.49

Noninterest-earning assets	110,507			107,625

Total assets	$1,462,916			$1,564,341

Interest-bearing liabilities:
Savings deposits	$99,680	382	0.77	$112,202	433	0.78
Money market deposits	222,325	2,831	2.56	257,194	5,547	4.35
NOW deposits	321,361	3,116	1.95	274,527	3,255	2.39
Certificates of deposit	307,485	5,592	3.66	336,347	7,540	4.52

Total deposits	950,851	11,921	2.52	980,270	16,775	3.45
Borrowings	96,071	1,953	4.09	124,892	2,750	4.44

Total interest-bearing liabilities	1,046,922	13,874	2.66	1,105,162	19,525	3.56

Noninterest-bearing deposits	106,050			120,199
Other liabilities	18,779			21,010

Total liabilities	1,171,751			1,246,371
Equity	291,165			317,970

Total liabilities and equity	$1,462,916			$1,564,341

Net interest income		$26,255			$27,379

Net interest rate spread (2)			3.31%			2.93%
Net interest-earning assets (3)	$305,487			$351,554

Net interest margin (4)			3.90%			3.79%
Ratio of interest-earning assets to interest-bearing liabilities	129.18%			131.81%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $199,000 for the six months ended June 30, 2008, compared to a provision for loan losses of $227,000 for the six months ended June 30, 2007. The portion of the allowance for loan losses that we allocate to impaired loans pursuant to SFAS No. 114 decreased $38,000 to $769,000 at June 30, 2008, from $806,000 at December 31, 2007. The increase to the allowance for loan losses for the six months ended June 30, 2008 reflects a $38,000 decrease in the portion of the allowance for loan losses allocated to impaired loans pursuant to SFAS No. 114, an $113,000 decrease in the portion of the allowance for loan losses pursuant to SFAS No. 5, and $350,000 in net charge-offs.

Non-performing loans decreased $810,000 to $11.2 million at June 30, 2008, from $12.1 million at December 31, 2007, primarily due to the full repayment of a healthcare relationship, offset by the addition of two construction and land borrowers.

Nonperforming assets are as follows:

	June 30, 2008	December 31, 2007	$ Change	% Change
	(Dollars in thousands)
Nonperforming assets:
Nonperforming loans	$11,248	$12,058	$(810)	6.7%
Real estate owned	937	820	117	14.3

Nonperforming assets	$12,185	$12,878	$(693)	(5.4)%

Our allowance for loan losses totaled $10.9 million, or 0.89% of total loans, at June 30, 2008, compared to $11.1 million, or 0.87%, of total loans, at December 31, 2007. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 96.9% of non-performing loans at June 30, 2008, and 91.7% of non-performing loans at December 31, 2007. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income increased $1.8 million, or 42.5%, to $6.2 million for the six-months ended June 30, 2008, compared to $4.4 million for the same six-month period in 2007. Our noninterest income for the first quarter included a $1.4 million pre-tax gain related to the sale of Visa stock. We also recorded a pre-tax gain of $1.2 million on our 51,404 unredeemed shares of Class B Visa shares as a result of the closing of Visa’s initial public offering in March of 2008. The gain recorded on these unredeemed shares represents a reduction of our obligation to indemnify Visa USA for certain litigation costs that we recorded as of December 31, 2007.

Deposit service charges and fees were $1.7 million for the six months ended June 30, 2008, a decrease of $91,000, or 5.2%, compared to the June 30, 2007 results. This decrease was more than offset by an increase in other fee income by $102,000, or 10.6%, to $1.1 million for the six months ended June 30, 2008, compared to $960,000 for the same period in 2007. Gain on sales of loans increased by $38,000, or 77.6%, to $87,000 for the six months ended June 30, 2008, from $49,000 for the same six-month period in 2007, primarily due to more competitive pricing and a moderate increase in loan sale volumes. We recorded a loss on disposition of premises and equipment of $302,000 in the six months ended June 30, 2008, compared to a gain of $13,000 for the same period in 2007, primarily due to the elimination of the residual value of obsolete or fixed assets no longer in service. Mortgage servicing rights amortization expense increased $288,000, to $489,000, compared to $201,000 for the same period in 2007. During the first half of 2008, we established a $243,000 reserve on the existing mortgage serving rights portfolio due to accelerating prepayment speeds. Income from bank-owned life insurance, which was purchased in May 2007, for the six months ended June 30, 2008 was $404,000, compared to $135,000 for the six months ended June 30, 2007. Other income decreased $259,000, or 33.8%, to $507,000 for the six months ended June 30, 2008, from $766,000 for the six months ended June 30, 2007, primarily related to the decrease in title services income due to the sale of the title insurance agency business on March 15, 2008.

The following table summarizes noninterest income for the six month periods ended June 30, 2008 and 2007:

	Six Months Ended June 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$1,662	$1,753	$(91)	(5.2)%
Other fee income	1,062	960	102	10.6
Insurance commissions and annuities income	448	469	(21)	(4.5)
Gain on sale of loans	87	49	38	(77.6)
Gain on sale of investments	1,385	—	1,385	N.M.
Gain on unredeemed VISA stock	1,240	—	1,240	N.M.
Gain on disposition of premises and equipment	(302)	13	(315)	N.M.
Loan servicing fees	397	425	(28)	(6.6)
Amortization and impairment of servicing assets	(489)	(201)	(288)	143.3
Operations of real estate owned	(174)	—	(174)	N.M.
Earnings on bank owned life insurance	404	135	269	199.3
Other	507	766	(259)	(33.8)

Total noninterest income	$6,227	$4,369	$1,858	42.5

N.M. = not meaningful

Noninterest Expense. Our noninterest expense was $36.5 million for the six months ended June 30, 2008, compared to noninterest expense of $25.8 million for the six months ended June 30, 2007, an increase of $10.7 million, or 41.5%. The primary reason for the increase in noninterest expense was an $11.1 million impairment charge that we recorded against our shares of Freddie Mac preferred stocks. Compensation and benefits expense totaled $15.7 million for the six-month period ended June 30, 2008, compared to $16.3 million in compensation and benefits expense for the same period in 2007, a decrease of $571,000, or 3.5%. The decrease includes expense relating to equity-based compensation and benefits of $2.4 million, compared to $2.6 million for the previous year period. Excluding the equity-based compensation and benefits, compensation and benefits expense decreased $443,000 or 3.2%, primarily due to the decrease in full-time equivalent employees resulting from the implementation of functional staffing reviews and the decrease in personnel resulting from the sale of our title insurance agency business on March 15, 2008.

Office occupancy and equipment expenses increased by $623,000, or 21.4% to $3.5 million for the six months ended June 30, 2008, compared to $2.9 million for the same period in 2007, while 2008 results included a $277,000 expense for feasibility and design costs related to a possible reconstruction of an existing branch office. Other general and administrative expenses decreased $265,000, or 11.4%, to $2.1 million for the six months ended June 30, 2008, from $2.3 million for the six months ended June 30, 2007. The 2007 other noninterest expense results included a $70,000 loan servicing transition fee paid in connection with the bankruptcy of a loan servicing company, a $101,000 reserve on the uncollected escrow fund payments relating to the bankruptcy, and $235,000 in legal fees associated with the bankruptcy of a loan servicing company.

The following table summarizes noninterest expense for the six month periods ended June 30, 2008 and 2007:

	Six Months Ended June 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$15,726	$16,297	$(571)	(3.5)%
Office occupancy and equipment	3,529	2,906	623	21.4
Advertising and public relations	473	683	(210)	(30.8)
Data processing	1,694	1,572	122	7.8
Supplies, telephone and postage	1,019	1,052	(33)	(3.1)
Amortization of intangibles	898	946	(48)	(5.1)
Loss on impairment of securities available-for-sale	11,075	—	11,075	—
Other	2,067	2,332	(265)	(11.4)

Total noninterest expense	$36,481	$25,788	$10,693	41.5

Income Tax Expense. We recorded income tax benefit of $2.0 million for the six months ended June 30, 2008, compared to $1.7 million in income tax expense for the first half of 2007.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the FHLB of Chicago, which provides an additional source of short-term and long-term funding. Outstanding borrowings from the FHLB of Chicago were $55.0 million at June 30, 2008, at a weighted average interest rate of 4.74%. A total of $6.0 million of these borrowings will mature in less than one year. Outstanding FHLBC borrowings were $81.5 million at December 31, 2007.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $34.2 million in cash and cash equivalents as of June 30, 2008 and cash dividends from our subsidiary, BankFinancial, F.S.B. During the six months ended June 30, 2008, the Bank distributed $2.0 million of dividends to the Company.

As of June 30, 2008, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2008, we had no other material commitments for capital expenditures.

Capital Resources. Stockholders’ equity totaled $288.2 million at June 30, 2008, compared to $291.1 million at December 31, 2007, a decrease of $3.0 million, or 1.0%. This decrease was primarily due to the declaration of $3.1 million in cash dividends and the repurchase and retirement of 330,800 shares of common stock at an aggregate cost of $5.1 million during the first six months of 2008, combined with a net loss of $2.2 million

As of June 30, 2008, the Company had repurchased 3,386,023 shares of its common stock out of the 3,807,023 shares that had been authorized for repurchase.

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

At June 30, 2008, the actual regulatory capital ratios and minimum required regulatory ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2008
Total capital (to risk- weighted assets)	16.59%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	15.79	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	14.13	4.00	5.00

December 31, 2007
Total capital (to risk- weighted assets)	16.54%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	15.74	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	13.95	4.00	5.00

As of June 30, 2008 and December 31, 2007, the Office of Thrift Supervision (“OTS”) categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s category.

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

The table below sets forth, as of June 30, 2008, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U. S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including certain OTS assumptions and methodologies, relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease) in NPV		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
(Dollars in thousands)
+300	$238,594	$(4,359)	(1.79)%	$50,155	$(4,067)	(7.50)%
+200	239,853	(3,100)	(1.28)	51,738	(2,484)	(4.58)
+100	241,147	(1,806)	(0.74)	53,071	(1,151)	(2.12)
0	242,953	—	—	54,222	—	—
-100	238,570	(4,383)	(1.80)	55,559	1,337	2.47

The table presented above projects that, at June 30, 2008, we would be expected to experience a 1.80% decrease in NPV and a $1.3 million increase in net interest income in the event of an immediate and parallel 100 basis point decrease in interest rates. In the event of an immediate and parallel 100 basis point increase in interest rates, we would be expected to experience a 0.74% decrease in NPV and a $1.2 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any. The Company is considering possible actions to return its interest rate risk posture to recent historical norms by adjusting for recent reductions in short-term assets due to construction loan repayments and reductions in capital due to stock repurchases.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2008. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions that are considered ordinary routine litigation incidental to the business of the Company, and no claim for money damages exceeds ten percent of the Company’s consolidated assets. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factor represents a material update to a risk factor previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on _March 12, 2008. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

We Could Record Future Losses on Our Holdings of Freddie Mac Preferred Stock

We own shares of Freddie Mac preferred stocks with an adjusted cost basis of $27.2 million, and a fair value of $20.2 million at July 25, 2008, based on quoted market prices for these securities. The quoted market prices for these securities have been very volatile in recent months on generally low trading volumes. The adjusted cost basis takes into account the pre-tax impairment losses that we previously recorded for these securities, including at June 30, 2008, in accordance with Securities and Exchange Commission Codification of Staff Accounting Bulletins, Topic 5: Miscellaneous Accounting – Item M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value, a change in our intent or ability to hold the security for a period of time sufficient to allow for the forecasted recovery, or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value, including adverse developments concerning Freddie Mac. In addition, the fair value that we have recorded for these securities, which is based on quoted market prices, may be different from the actual price for which we could sell the securities in a market transaction due to such factors as, volatility or illiquidity in the financial markets or for these securities, or the possibility of block discounts.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Equity Securities.

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the second quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
April 1, 2008 through April 30, 2008	21,000	$15.7887	21,000	476,000
May 1, 2008 through May 31, 2008	25,000	15.2964	25,000	451,000
June 1, 2008 through June 30, 2008	30,000	14.7928	30,000	421,000

Total	76,000	15.2336	76,000

(1)	On March 27, 2008, our Board extended the expiration date of its current share repurchase authorization from March 31, 2008 to November 15, 2008, and has increased the number of shares that can be repurchased in accordance with the authorization program by 201,639 shares. As of June 30, 2008, the Company had repurchased 3,386,023 shares of its common stock out of the 3,807,023 shares that were previously authorized.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting Voting Results. The following are the results of the stockholder votes that were cast at the Company’s Annual Meeting of Stockholders on June 24, 2008:

Proposal No. 1: The election of the following nominees as directors of the Company: F. Morgan Gasior and Joseph A. Schudt, to hold office until the 2011 Annual Meeting of Stockholders and until their successors are duly elected and qualify.

Nominee	Number of Votes Cast For	Number of Votes Withheld
F. Morgan Gasior	17,825,721	2,293,862
Joseph A. Schudt	17,878,157	2,241,426

Proposal No. 2: Ratification of the selection of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

Number of votes cast For Proposal:	19,910,511
Number of votes cast Against Proposal:	194,735
Number of Abstentions:	14,337
Broker Non-Votes:	—

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

Date: July 28, 2008

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