Form 10-Q
period 2008-09-30
BankFinancial CORP
filed 2008-11-03
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

or

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

21,758,677 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 30, 2008.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2008 and December 31, 2007

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and due from other financial institutions	$21,258	$28,279
Interest-bearing deposits in other financial institutions	15,030	669

Cash and cash equivalents	36,288	28,948
Securities available-for-sale, at fair value	75,865	77,049
Loans held-for-sale	1,264	173
Loans receivable, net of allowance for loan losses:
September 30, 2008, $12,265; and December 31, 2007, $11,051	1,216,185	1,253,999
Stock in Federal Home Loan Bank, at cost	15,598	15,598
Premises and equipment, net	34,448	34,487
Accrued interest receivable	6,246	7,090
Goodwill	22,566	22,566
Core deposit intangible	6,425	7,769
Investment in bank-owned life insurance	20,142	19,585
Other assets	13,662	13,280

Total assets	$1,448,689	$1,480,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	1,046,104	1,073,650
Borrowings	101,935	96,433
Advance payments by borrowers taxes and insurance	11,126	7,488
Accrued interest payable and other liabilities	27,897	11,836

Total liabilities	1,187,062	1,189,407

Commitments and contingent liabilities

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, shares authorized: 100,000,000; shares issued at September 30, 2008, 21,811,877 and at December 31, 2007, 22,244,477	218	222
Additional paid-in capital	195,677	198,449
Retained earnings	81,894	113,802
Unearned Employee Stock Ownership Plan shares	(16,394)	(17,126)
Accumulated other comprehensive income (loss)	232	(4,210)

Total stockholders’ equity	261,627	291,137

Total liabilities and stockholders’ equity	$1,448,689	$1,480,544

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months and nine months ended September 30, 2008 and 2007

(In thousands, except per share data) - (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest and dividend income:
Loans, including fees	$18,029	$21,709	$55,940	$64,792
Securities	706	1,092	2,854	4,010
Other	14	323	84	1,226

Total interest income	18,749	23,124	58,878	70,028
Interest expense:
Deposits	5,112	8,835	17,033	25,610
Borrowings	871	1,064	2,824	3,814

Total interest expense	5,983	9,899	19,857	29,424

Net interest income	12,766	13,225	39,021	40,604
Provision for loan losses	1,406	460	1,605	687

Net interest income after provision for loan losses	11,360	12,765	37,416	39,917
Noninterest income:
Deposit service charges and fees	989	938	2,651	2,691
Other fee income	533	495	1,595	1,455
Insurance commissions and annuities income	158	251	606	720
Gain on sale of loans, net	23	43	110	92
Gain on sale of securities available-for-sale	—	399	1,385	399
Gain on unredeemed VISA stock	—	—	1,240	—
Gain (loss) on disposition of premises and equipment	—	—	(302)	13
Loan servicing fees	190	182	587	607
Amortization and impairment of servicing assets	(119)	(131)	(608)	(332)
Operations of real estate owned	(139)	(4)	(313)	(4)
Earnings on bank owned life insurance	153	219	557	354
Other	180	385	687	1,151

Total noninterest income	1,968	2,777	8,195	7,146
Noninterest expense:
Compensation and benefits	7,544	7,773	23,270	24,070
Office occupancy and equipment	1,481	1,428	5,010	4,334
Advertising and public relations	373	409	846	1,092
Data processing	963	821	2,657	2,393
Supplies, telephone, and postage	545	485	1,564	1,537
Amortization of intangibles	446	469	1,344	1,415
Loss on impairment of securities available-for-sale	24,844	—	35,919	—
Other	1,149	998	3,216	3,330

Total noninterest expense	37,345	12,383	73,826	38,171

Income (loss) before income taxes	(24,017)	3,159	(28,215)	8,892
Income tax expense (benefit)	1,065	922	(918)	2,666

Net income (loss)	$(25,082)	$2,237	$(27,297)	$6,226

Basic earnings (loss) per common share	$(1.27)	$0.11	$(1.38)	$0.30

Diluted earnings (loss) per common share	$(1.26)	$0.11	$(1.37)	$0.30

Weighted average common shares outstanding	19,747,036	20,319,748	19,850,240	20,839,787
Diluted weighted average common shares outstanding	19,848,354	20,417,513	19,964,229	20,936,504

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Nine months ended September 30, 2008 and 2007

(In thousands, except share and per share data) - (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance at December 31, 2006	$243	$227,741	$113,128	$(18,105)	$3,008	$326,015
Comprehensive income:
Net income	—	—	6,226	—	—	6,226	$6,226
Change in other comprehensive income, net of tax effects	—	—	—	—	707	707	707

Total comprehensive income							$6,933

Purchase and retirement of common stock (1,742,023 shares)	(17)	(28,667)	—	—	—	(28,684)
Nonvested stock awards:
Stock-based compensation expense	—	3,102	—	—	—	3,102
Cash dividends declared on common stock ($0.21 per share)	—	—	(4,903)	—	—	(4,903)
ESOP shares earned	—	426	—	732	—	1,158

Balance at September 30, 2007	$226	$202,602	$114,451	$(17,373)	$3,715	$303,621

Balance at December 31, 2007	$222	$198,449	$113,802	$(17,126)	$(4,210)	$291,137
Comprehensive income:
Net loss	—	—	(27,297)	—	—	(27,297)	$(27,297)
Change in other comprehensive income, net of tax effects	—	—	—	—	4,442	4,442	4,442

Total comprehensive loss							$(22,855)

Purchase and retirement of common stock (432,000 shares)	(4)	(6,461)	—	—	—	(6,465)
Nonvested stock awards:
Stock-based compensation expense	—	3,345	—	—	—	3,345
Cash dividends declared on common stock ($0.21 per share)	—	—	(4,611)	—	—	(4,611)
ESOP shares earned	—	344	—	732	—	1,076

Balance at September 30, 2008	$218	$195,677	$81,894	$(16,394)	$232	$261,627

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Nine months ended September 30, 2008 and 2007

(In thousands) - (Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(27,297)	$6,226
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	1,605	687
ESOP shares earned	1,076	1,158
Stock-based compensation expense	3,087	3,102
Depreciation and amortization	2,941	2,892
Amortization and accretion of premiums and discounts	(41)	(285)
Amortization of core deposit and other intangible assets	1,332	1,415
Amortization and impairment of servicing assets	608	332
Net change in net deferred loan origination costs	129	213
Net loss on sale of real estate owned	252	—
Net gain on sale of loans	(110)	(92)
Net gain on sale of securities	(1,385)	(399)
Loss on impairment of securities available-for-sale	35,919	—
Gain on unredeemed VISA stock	(1,240)	—
Net loss (gain) on disposition of premises and equipment	302	(13)
Loans originated for sale	(20,284)	(21,961)
Proceeds from sale of loans	19,279	20,320
Earnings on bank owned life insurance	(557)	(354)
Net change in:
Deferred income tax	(3,711)	(24)
Accrued interest receivable	844	442
Other assets	(1,207)	(1,850)
Accrued interest payable and other liabilities	(1,192)	(951)

Net cash from operating activities	10,350	10,858

Cash flows from investing activities
Securities available-for-sale
Proceeds from sales	1,385	399
Proceeds from maturities	15,973	1,382,249
Proceeds from principal repayments	5,673	5,047
Purchase of securities	(30,228)	(1,335,680)
Loans receivable
Principal payments on loans receivable	726,209	631,922
Purchases	(11,894)	(2,095)
Originated for investment	(678,408)	(576,435)
Purchase of bank owned life insurance	—	(19,000)
Purchase of premises and equipment, net	(2,238)	(1,159)

Net cash from investing activities	26,472	85,248

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Nine months ended September 30, 2008 and 2007

(In thousands) - (Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from financing activities
Net change in deposits	(27,546)	(31,061)
Net change in advance payments by borrowers for taxes and insurance	3,638	2,912
Net change in borrowings	5,502	(57,010)
Repurchase and retirement of common stock	(6,465)	(28,684)
Cash dividends paid on common stock	(4,611)	(4,903)

Net cash from financing activities	(29,482)	(118,746)

Net change in cash and cash equivalents	7,340	(22,640)
Beginning cash and cash equivalents	28,948	67,337

Ending cash and cash equivalents	$36,288	$44,697

Supplemental disclosures of cash flow information:
Interest paid	$19,160	$28,615
Income taxes paid	2,500	2,655
Loans transferred to other real estate	2,168	252
Due to broker	18,751	—

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 1 – Basis of Presentation

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

As used in this Quarterly Report on Form 10-Q, the words “Company,” “we” and “our” are intended to refer to the Company, the Bank, and the Bank’s subsidiaries, with respect to information presented for the three-month and nine-month periods ended September 30, 2008.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month and nine-month periods ended September 30, 2008, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2008.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 2 – Earnings (loss) per share

Amounts reported in earnings (loss) per share reflect earnings (losses) available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares and unvested restricted stock shares. Stock options and restricted stock are regarded as potential common stock and are considered in the diluted earnings (loss) per share calculations to the extent that they would have a dilutive effect if converted to common stock computed using the “treasury stock” method.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(25,082)	$2,237	$(27,297)	$6,226

Average common shares outstanding	21,829,118	22,692,613	21,960,683	23,242,682
Less: Unearned ESOP shares	(1,647,532)	(1,753,480)	(1,675,810)	(1,777,674)
Unvested restricted stock shares	(434,550)	(619,385)	(434,633)	(625,221)

Weighted average common shares outstanding	19,747,036	20,319,748	19,850,240	20,839,787

Basic earnings (loss) per common share	$(1.27)	$0.11	$(1.38)	$0.30

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	19,747,036	20,319,748	19,850,240	20,839,787
Net effect of dilutive stock options and unvested restricted stock	101,318	97,765	113,989	96,717

Weighted average dilutive common shares outstanding	19,848,354	20,417,513	19,964,229	20,936,504

Diluted earnings (loss) per common share	$(1.26)	$0.11	$(1.37)	$0.30

Number of anti-dilutive stock options excluded from the diluted earnings (loss) per share calculation	2,336,803	1,576,200	2,336,803	1,576,200
Weighted average exercise price of anti-dilutive option shares	$16.51	$17.34	$16.51	$17.34

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 3 – Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 30, 2008
Certificate of deposit	$500	$—	$—
Municipal securities	1,930	55	—
Mortgage-backed securities	43,799	373	(77)
Collateralized mortgage obligations	27,146	29	(5)
SBA-guaranteed loan participation certificates	134	—	—
Equity securities	2,356	—	—

	$75,865	$457	$(82)

December 31, 2007
Municipal securities	$2,272	$62	$—
Mortgage-backed securities	39,277	132	(162)
Collateralized mortgage obligations	3,683	35	(1)
SBA-guaranteed loan participation certificates	592	1	(4)
Equity securities	31,225	—	(7,050)

	$77,049	$230	$(7,217)

At September 30, 2008, our debt securities consisted of mortgage-backed pass-through securities issued or sponsored by Fannie Mae, Freddie Mac or Ginnie Mae, collateralized mortgage obligations and real estate mortgage investment conduits guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, SBA-guaranteed loan participation certificates, and municipal securities. Our equity securities consisted entirely of shares of two floating rate and one fixed rate preferred stocks issued by Freddie Mac. All of our investment securities reflected in the preceding table were classified as available-for-sale at September 30, 2008 and December 31, 2007.

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

The shares of Freddie Mac preferred stock that we hold in our investment portfolio experienced significant declines in fair value (as measured by quoted market prices for these securities) during the three months ended September 30, 2008 due to a variety of market conditions and issuer-specific factors, including certain actions that were announced by the United States Department of the Treasury (“UST”) and the Federal Housing Finance Agency on September 7, 2008. These actions included the placing of Freddie Mac into a conservatorship, the issuance of new shares of Freddie Mac preferred stock to the UST that are senior to all previously issued shares of Freddie Mac preferred stock, and the suspension of dividends on all previously issued shares of Freddie Mac preferred stock. Due to these

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 3 – Securities (continued)

factors, we concluded that the $24.8 million pre-tax unrealized loss on the Freddie Mac preferred stock that existed at September 30, 2008 constituted an other-than-temporary impairment in accordance with Topic 5-Item M. Based on this determination, we reduced the combined carrying value of the Freddie Mac preferred stocks by a total of $24.8 million at September 30, 2008, and recorded an impairment loss in the same amount against our income for the three-month period ended September 30, 2008. For the nine-month period ended September 30, 2008, we recorded an impairment loss of $35.9 million on the Freddie Mac preferred stocks.

Due to the requirements of Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), we were unable to record any tax benefit in the third quarter of 2008 in connection with the Freddie Mac preferred stock impairment loss because we were unable to identify sufficient offsetting capital gains. The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted into law shortly after the close of the third quarter of 2008. EESA will allow the impairment loss to be deducted against ordinary income, and as a result, we expect to recognize approximately $10.1 million in tax benefits in connection with the impairment loss in the fourth quarter of 2008.

The results for nine months ended September 30, 2008, also included a $1.4 million pre-tax gain related to the sale of Visa, Inc. (“Visa”) stock that we received in connection with the completion of Visa’s initial public offering in March of 2008.

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

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the contractual loan term, adjusted for prepayments. Interest income is discontinued at the time a loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual status. Income is subsequently recorded to the extent cash payments are received if the entire principal balance is considered collectible, or at the time the loan is brought current in accordance with the original terms of the loan.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (continued)

Loans receivable are as follows:

	September 30, 2008	December 31, 2007
One- to four-family residential real estate loans	$323,897	$345,245
Multi-family mortgage loans	303,516	291,395
Nonresidential real estate loans	331,629	325,885
Construction and land loans	45,728	64,483
Commercial loans	70,129	83,233
Commercial leases	144,856	144,841
Consumer loans	2,757	3,506
Other loans (including municipal)	4,120	4,544

Total loans	1,226,632	1,263,132
Loans in process	(139)	(168)
Net deferred loan origination costs	1,957	2,086
Allowance for loan losses	(12,265)	(11,051)

Loans, net	$1,216,185	$1,253,999

Activity in the allowance for loan losses is as follows:

	Nine months ended September 30,
	2008	2007
Beginning balance	$11,051	$10,622
Provision for loan losses	1,605	687
Loans charged off	(397)	(259)
Recoveries	6	30

Ending balance	$12,265	$11,080

Impaired loans are as follows:

	September 30, 2008	December 31, 2007
Loans with allocated allowance for loan losses	$7,099	$6,590
Loans with no allocated allowance for loan losses	15,093	18,060

Total impaired loans	$22,192	$24,650

Amount of the allowance for loan losses allocated to impaired loans	$1,462	$806
Average of impaired loans during the period	$22,235	$22,090

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (continued)

Cash basis interest income received on impaired loans was approximately $1.1 million and $1.7 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Interest income received on impaired loans was approximately $276,000 and $649,000 for the three-month periods ended September 30, 2008 and 2007, respectively.

Nonaccrual loans and loans past due 90 days still on accrual are as follows:

	September 30, 2008	December 31, 2007
Nonaccrual loans	$12,497	$12,058
90 days delinquent, still accruing	573	—

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The $573,000 in loans reflected in the above table as “90 days delinquent, still accruing,” represents three well-secured, occupied properties on which the loan payments were not received and processed until October 2008. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of payments actually received or the renewal of a loan has not occurred for administrative reasons.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 5 – Deposits

Deposits are as follows:

	September 30, 2008	December 31, 2007
Noninterest-bearing demand	$108,110	$111,554
Savings	96,489	97,280
Money market accounts	196,050	250,682
Interest-bearing NOW	309,482	306,517
Certificates of deposit	335,973	307,617

	$1,046,104	$1,073,650

Certificates of deposit include wholesale deposits of $5.6 million and $2.0 million at September 30, 2008 and December 31, 2007 respectively.

Interest expense on deposit accounts is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Savings	$191	$205	$573	$638
Money market accounts	1,186	2,994	4,016	8,541
Interest-bearing NOW	1,045	1,916	4,161	5,171
Certificates of deposit	2,690	3,720	8,283	11,260

	$5,112	$8,835	$17,033	$25,610

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Value

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), effective January 1, 2008. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement inputs) and the lowest priority to unobservable inputs (Level 3 measurement inputs). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

	Fair Value	Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale	$75,865	$2,356	$73,509	$—

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value	Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	7,099	—	7,099	—
Mortgage servicing rights	393	—	393	—

The following represents loan-related impairment charges (and credits) recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $22.2 million, with a valuation allowance of $1.5 million at September 30, 2008, compared to a carrying amount of $21.0 million, with a valuation allowance of $769,000 at June 30, 2008, resulting in a provision for loan losses of $693,000 for the three-month period ended September 30, 2008.

Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $1.7 million at September 30, 2008, comprised of $1.3 million on fixed rate loans, $393,000 on adjustable rate loans, including a valuation allowance of $279,000 on mortgage servicing rights of the adjustable rate loans. A pre-tax charge of $36,000 was included in net income as an additional reserve on our mortgage servicing rights portfolio for the three-month period ended September 30, 2008.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 7 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(25,082)	$2,237	$(27,297)	$6,226
Other comprehensive income:
Unrealized holding (losses) gains on securities available-for-sale	(24,857)	833	(27,171)	1,571
Tax effect	9,886	(331)	10,805	(624)

Unrealized holding (losses) gains on securities available-for-sale, net of tax effect	(14,971)	502	(16,366)	947

Less reclassification adjustment for gains recognized in income	—	(399)	(1,385)	(399)
Tax effect	—	159	550	159

Less reclassification adjustment for gains recognized in income, net of tax	—	(240)	(835)	(240)

Loss on impairment of securities available-for-sale	24,844	—	35,919	—
Tax effect	(9,874)	—	(14,276)	—

Less reclassification adjustment for loss on impairment of securities available-for-sale	14,970	—	21,643	—

Total other comprehensive income (loss)	(1)	262	4,442	707

Total comprehensive income (loss)	$(25,083)	$2,499	$(22,855)	$6,933

Note 8 – Subsequent Events

The 2008 third quarter Freddie Mac impairment charge will produce a $10.1 million tax benefit in fourth quarter of 2008

As reported in the operating results of the quarter and nine-months ended September 30, 2008, the Company determined that the Freddie Mac preferred stocks held in its investments portfolio were other-than-temporarily impaired in accordance with applicable SEC guidance following a series of governmental actions on September 7, 2008 that resulted in the placing of Freddie Mac into conservatorship, the issuance of new shares of Freddie Mac preferred stock to the UST that are senior to all previously issued shares of Freddie Mac preferred stock, and the suspension of dividends on all previously issued preferred shares of Freddie Mac preferred stock.

Due to the requirements of SFAS No. 109, we were unable to record any tax benefit in the third quarter of 2008 in connection with the Freddie Mac preferred stock impairment loss because we were unable to identify sufficient offsetting capital gains. EESA was enacted into law by Congress on October 3, 2008. EESA will allow the impairment loss to be deducted against ordinary income, and as a result, we expect to recognize approximately $10.1 million in tax benefits in connection with the impairment loss in the fourth quarter of 2008.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 8 – Subsequent Events (continued)

Participation in the Treasury Capital Purchase Program

EESA grants the UST broad authority to implement certain actions to help restore stability and liquidity to the U.S. financial markets. The UST announced on October 13, 2008 that it is implementing a Capital Purchase Program (“CPP”) pursuant to which it will make direct equity investments of perpetual preferred stock issued by qualified financial institutions. The CPP provides for a minimum UST investment of 1% of a qualified financial institution’s risk-weighted assets, and a maximum investment equal to the lesser of 3% of total risk-weighted assets or $25 billion. The rights and preferences applicable to the senior perpetual preferred stock impose certain restrictions and requirements on participating institutions, including prohibitions against stock repurchases and increasing cash dividends without the prior approval of the UST, and limits on certain types of executive compensation. The senior preferred shares will be non-voting, other than class voting rights on matters that could adversely affects the rights of the shares. The senior perpetual preferred stock will be cumulative and transferable, and must be registered with the SEC. The dividend payable on the senior perpetual preferred stock will be 5% per year until the fifth anniversary of the UST’s investment, and 9%, thereafter. The CPP also requires each participating institution to issue warrants entitling the UST to purchase common stock in the participating institution in an amount equal to 15% of the UST’s senior perpetual preferred stock investment. The warrants must be registered with the SEC, are transferable and are exercisable for a period of ten years. The exercise price for the warrants is based on the twenty trading day trailing average price of the participating institution’s common stock. The senior perpetual preferred stock is not subject to redemption during the first three years except with the proceeds of a qualifying offering of common or preferred stock that is eligible as Tier-1 capital. Participation in the CPP is a voluntary. Applications to participate in the CPP must be submitted by November 14, 2008, and are subject to the approval of the UST. The Company has not yet determined whether it will apply to participate in the CPP.

Visa Inc.’s Litigation Settlement

On October 27, 2008, Visa Inc. announced that it settled its litigation with Discover Financial Services. The settlement includes a payment from the litigation escrow that was created under Visa’s retrospective responsibility plan. The retrospective responsibility plan requires the Bank, like other former Visa USA members, to share expenses resulting from the litigation, proportionately with its ownership interests in Visa USA. The litigation escrow currently includes approximately 51,000 unredeemed Class B shares of Visa stock that were allocated to the Bank in connection with Visa’s initial public offering. These shares are restricted by Visa for the litigation escrow. As such, the Class B shares have not been recorded as an asset of the Bank. Based on currently available information, the Company does not expect that the settlement will have a material impact on the Company’s financial condition or results of operation, and that the liability that will be recorded for the settlement will be offset by a gain on the liquidation of a portion of the Class B shares that were allocated to the Company.

Note 9 – Adoption of New Accounting Standards

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

(unaudited)

Note 9 – Adoption of New Accounting Standards (continued)

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

On October 10, 2008 the FASB issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Assets When the Market for that Asset is Not Active, which provides an example that illustrates key considerations in determining the fair value of a financial asset when the market for tat asset is not active. The FSP does not change existing generally accepted accounting principles. The FSP provide clarification for how to consider various inputs in determining fair value under current market conditions consistent with the principles of FSP 157. This FSP shall be effective upon issuance, including prior periods for which financial statement have not been issued. The impact of adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

Note 10 – Effect of Newly Issued But Not Yet Effective Accounting Standards

In December 2007, the FASB issued Statement No. 141R, Business Combinations (Revised) (“SFAS 141R”). SFAS 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company will apply the provisions of SFAS 141R to any business combination that may be completed after December 31, 2008.

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

Cautionary Statement Regarding Forward-Looking Information

Forward Looking Statements

This Quarterly Report on Form 10-Q, including this Item 2, contains, and other periodic and special reports and press releases of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors that could have a material adverse effect on operations and could affect management’s outlook or our future prospects include, but are not limited to: higher than expected overhead, infrastructure and compliance costs, changes in market interest rates, a flattening or inversion of the yield curve, less than anticipated balance sheet growth, lack of demand for loan products, unanticipated changes in secondary mortgage market conditions, deposit flows, pricing, underwriting and other forms of competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, deteriorating economic conditions and declining real property values that could result in increased delinquencies in our loan portfolio, the quality or composition of our loan or investment portfolios, demand for financial services and multi-family, commercial and residential real estate loans in our market area, the possible short-term dilutive effect of potential acquisitions or de novo branches, if any, changes in accounting principles, policies and guidelines, future adverse developments in legal and bankruptcy proceedings, and future adverse developments concerning Freddie Mac or the Federal Home Loan Bank of Chicago. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

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

Overview

Business conditions became increasingly fragile during the course of the third quarter of 2008. Global, national and local financial and economic events resulted in significantly elevated levels of customer uncertainty and concerns about the U.S. financial system. These events introduced material elements of volatility to our asset and liability balances and results of operations with some expectation that these conditions will continue at least through the remainder of 2008.

Commercial real estate loans grew modestly during the quarter in keeping with the slower-growth economic environment and continued selectivity in credit underwriting. Multi-family loan balances declined slightly; however, we expect to see higher growth rates in this loan segment due to the effects of competitive changes in the market and emerging potential opportunities to acquire high-quality loan portfolios in significant volumes from institutions experiencing capital or liquidity challenges. Commercial leasing activity decreased slightly during the quarter and we believe that activity may accelerate further due to improved competitive conditions and a comparable potential to acquire commercial lease portfolios. Commercial loan activity rose modestly but we expect these balances to remain volatile as reduced health care receivables and diminished line of credit usage of business customers may offset growth due to our marketing efforts.

Residential loan balances continued to decline as some customers refinanced to fixed-rate first mortgage loans, offset in part by increased home equity line of credit usage primarily due to seasonal factors. Construction loans balances declined but we noted that the rate of single-family inventory absorption slowed dramatically towards the end of the quarter.

Deposits declined during the quarter, principally due to continued interest rate reductions on our highest-balance checking and money market deposit accounts consistent with the overall declines in U.S. interest rates and our decision to discourage high-balance, volatile deposit accounts. We elected to diminish our competitive position for deposits in excess of the historical federal deposit insurance limits, and, accordingly, virtually all of the net decline in deposits represented indexed checking and money market deposit account balances in excess of $200,000 (the historical joint-account federal deposit insurance limit). Our focus on retaining core deposit relationships within historical FDIC insurance limits resulted in the stabilization of such deposit balances within product lines that are not indexed to current market rates. We noted considerable further intensification of deposit pricing competitive pressures as certain competitors appear to be relying exclusively on retail deposits due to their inability to access other forms of funding from wholesale market sources. We increased wholesale borrowings modestly to compensate for the reduction in high-balance liquid deposit accounts; this funding was both significantly less expensive than the market rates on retail deposits and enabled any necessary flexibility with respect to liquidity and interest rate risk management.

The U.S. Government elected to place the Freddie Mac into a conservatorship on September 7, 2008; accordingly, we deemed our investment in Freddie Mac preferred shares to be other-than-temporarily impaired at September 30, 2008 and recorded a $24.8 million pre-tax unrealized impairment loss for the quarter ended September 30, 2008. The Company expects to receive an approximate tax benefit of $10.1 million related to the Freddie Mac impairment losses that were recorded as of September 30, 2008, but because the Emergency Economic Stabilization Act of 2008 was not enacted until October 3, 2008, the tax benefit will be applied to the Company’s results of operations for the quarter ending December 31, 2008. We also purchased additional short-term investment securities for additional liquidity and collateral support for municipal deposits.

Overall trends in our multi-family and commercial real estate portfolio quality remained stable. Our overall residential and home equity loan portfolio quality was essentially constant, but we are beginning to experience higher levels of past due residential loans principally related to increasing local unemployment rates; these trends could also affect multi-family rental collections if local unemployment rates accelerate materially.

Our construction and land loan portfolio quality remained relatively stable, but the material deceleration of single-family home inventory absorption will place even greater stress on the resources of our customers to maintain debt service on their credit exposures despite the recent reduction in U.S. interest rates. Accordingly, we expect that there will be an increased number of instances where forced collateral dispositions become the most effective method of resolving a credit exposure. If forced collateral dispositions occur, we expect a higher risk of loss on the related credit exposures given present and foreseeable market conditions.

We placed one additional loan to a deceased construction borrower on non-accrual status; the total relationship to this borrower was $3.7 million, of which $2.9 million was placed on non-accrual at September 30, 2008 due to the estate’s exhaustion of available cash debt service capability. Net of this addition, loans on non-accrual decreased modestly as we resolved several smaller credit exposures satisfactorily. Given the present and anticipated financial and economic conditions, it is foreseeable that the Company’s loans placed on non-accrual status could experience considerable volatility in the coming quarters contingent on our customers’ and our own responses to various difficulties that our customers may experience in the coming months.

The Company’s required general loan loss reserves increased materially due to the deterioration in national and local economic risk factors as measured by our SFAS No. 5 loan loss reserve model despite the overall lower credit risk profile and credit exposures of the loan portfolio. In addition, we increased the Company’s SFAS No. 114 specific loan loss reserve by $693,000, of which $501,000 was related to our deceased construction loan borrower’s credit exposure in anticipation that a forced collateral disposition may ultimately be required to resolve the exposure. We also recorded an unprecedented 39% loss on three residential real estate owned properties located in low- and moderate-income census tracts with a combined loan balance of $175,000 due to the severe market pressures resulting from the forced liquidation of properties in these neighborhoods. Although we expect we will encounter a limited quantity of similar situations in the future given the Company’s relatively low levels of residential loan exposure and the overall quality of the loan portfolio, these situations are nonetheless disturbing evidence of the local impact of the housing and mortgage crisis.

Our net interest margin and net interest spread declined modestly, principally due to the loss of dividend income on our Freddie Mac preferred shares due to the U.S. Government’s suspension of all such dividends as part of the Freddie Mac conservatorship. Given the volatility in market interest rates, prospective loan and deposit balances and other factors, we believe it is not presently possible to reliably make accurate statements concerning net interest margin and net interest spread trends for the immediate future.

Our non-interest income increased modestly during the quarter, principally due to higher fees on deposit accounts and reduced amortization and impairment of our residential loan servicing portfolio. Given the strains in customer liquidity, we anticipate the trends toward higher fees on deposit accounts to continue but these positive influences could be offset by higher expenses relating to residential loan servicing portfolio amortization and impairments if residential loan prepayments were to accelerate materially.

Our non-interest expenses included the $24.8 million loss on impairment of the Freddie Mac preferred securities as of September 30, 2008. Operating expenses were well-contained with increased advertising, information technology and ESOP-related expenses slightly exceeding lower compensation, occupancy and other expenses.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at September 30, 2008 and December 31, 2007, and in our income statement for the three-month and nine-month periods ended September 30, 2008 and September 30, 2007.

	September 30, 2008	December 31, 2007	Percent Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,448,689	$1,480,544	(2.2)%
Loans receivable, net	1,216,185	1,253,999	(3.0)
Deposits	1,046,104	1,073,650	(2.6)
Borrowings	101,935	96,433	5.7
Stockholders’ equity	261,627	291,137	(10.1)

Selected Financial Data (continued)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2008	2007		2008	2007
	(Dollars in thousands)			(Dollars in thousands)
Selected Operating Data:

Interest income	$18,749	$23,124	(18.9)%	$58,878	$70,028	(15.9)%
Interest expense	5,983	9,899	(39.6)	19,857	29,424	(32.5)

Net interest income	12,766	13,225	(3.5)	39,021	40,604	(3.9)
Provision for loan losses	1,406	460	N.M.	1,605	687	N.M.

Net interest income after provision for loan losses	11,360	12,765	(11.0)	37,416	39,917	(6.3)
Noninterest income	1,968	2,777	(29.1)	8,195	7,146	14.7
Noninterest expense	37,345	12,383	N.M.	73,826	38,171	N.M.

Income (loss) before income taxes	(24,017)	3,159	N.M.	(28,215)	8,892	N.M.
Income tax expense (benefit)	1,065	922	(15.5)	(918)	2,666	N.M.

Net income (loss)	$(25,082)	$2,237	N.M.	$(27,297)	$6,226	N.M.

N.M.	– not meaningful

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets) (1)	(6.93)%	0.59%	(2.50)%	0.54%
Return on equity (ratio of net income (loss) to average equity) (1)	(35.24)	2.90	(12.59)	2.64
Net interest rate spread (1) (2)	3.29	2.91	3.30	2.93
Net interest margin (1) (3)	3.80	3.76	3.87	3.78
Average equity to average assets	19.67	20.28	19.83	20.31
Efficiency ratio (4)	253.46	77.38	156.36	79.94
Noninterest expense to average total assets (1)	10.32	3.26	6.75	3.29
Average interest-earning assets to average interest-bearing liabilities	128.92	130.11	129.09	131.25

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Selected Financial Data (continued)

	At September 30, 2008	At December 31, 2007
Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	0.93%	0.87%
Nonperforming loans to total loans	1.02	0.95
Allowance for loan losses to nonperforming loans	98.14	91.65
Allowance for loan losses to total loans	1.00	0.87

Capital Ratios:
Equity to total assets at end of period	18.06	19.66
Tier 1 leverage ratio (Bank only)	13.17	13.95

Other Data:
Number of full service offices	18	18
Employees (full-time equivalent basis)	395	425

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets decreased $31.8 million, or 2.2%, to $1.449 billion at September 30, 2008, from $1.481 billion at December 31, 2007, primarily due to a $37.8 million, or 3.0%, decrease in net loans receivable from $1.254 billion at December 31, 2007, to $1.216 billion at September 30, 2008. The decrease in net loans receivable was due in substantial part to a net decrease of $21.3 million in one- to four-family residential mortgage loans primarily resulting from refinancings that were not replaced with new originations, and a net decrease of $18.8 million in construction and land loans. The net decrease in construction and land loans included $28.9 million in principal payments resulting from project sales activities, which were partially offset by $13.3 million in draws on existing credit commitments. Commercial loans decreased by $13.1 million due in part to reduced health care receivables balances and in part to diminished line of credit usage by business customers. Multi-family mortgage loans increased $12.1 million, or 4.2%, and nonresidential real estate loans increased $5.7 million or 1.8%.

Net securities available-for-sale decreased by $1.2 million, or 1.5%, to $75.9 million at September 30, 2008, from $77.0 million at December 31, 2007, due in part to our recording a pre-tax impairment loss of $35.9 million on our holdings of Freddie Mac preferred stocks based on a variety of market conditions and issuer-specific factors, including certain actions that were announced by the UST and the Federal Housing Finance Agency on September 7, 2008. These actions included the placing of Freddie Mac into a conservatorship, the issuance of new shares of Freddie Mac preferred stock to the UST that are senior to all previously issued shares of Freddie Mac preferred stock, and the suspension of dividends on all previously issued shares of Freddie Mac preferred stock. During the nine-month period ending September 30, 2008, we also purchased $49.0 million in shorter duration fixed rate securities, and recorded $21.6 million in principal reductions and maturities with respect to securities available-for-sale.

We owned $15.6 million of common stock of the Federal Home Loan Bank of Chicago (“FHLBC”) at September 30, 2008 and December 31, 2007. On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions by the FHLBC, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the Federal Housing Finance Board. The order also provides that dividend declarations are subject to the prior written approval of the Director of the Federal Housing Finance Board. The FHLBC has not paid dividends on its common stock since the third quarter of 2007, and has announced that it does not anticipate paying any dividends in 2008.

Cash and cash equivalents increased $7.3 million, or 25.4%, to $36.3 million at September 30, 2008, from $28.9 million at December 31, 2007. Net cash received from principal loan amortization and payoffs totaled $35.9 million, which was partially offset by cash expenditures for stock repurchases and dividends of $11.1 million during the nine months ended September 30, 2008.

Deposits decreased $27.5 million, or 2.6%, to $1.046 billion at September 30, 2008, from $1.074 billion at December 31, 2007, due in part to continued interest rate reductions on our highest-balance checking and money market deposit accounts consistent with the overall declines in U.S. interest rates and our decision to diminish our competitive position for deposits in excess of the historical federal deposit insurance limits. Total core deposits (savings, money market, noninterest-bearing demand and NOW accounts) decreased as a percentage of total deposits, representing 67.9% of total deposits at September 30, 2008, compared to 71.3% of total deposits at December 31, 2007. Borrowings increased $5.5 million, or 5.7%, to $101.9 million at September 30, 2008, from $96.4 million at December 31, 2007.

Other liabilities increased $16.1 million to $27.9 million from 11.8 million at December 31, 2007, due primarily to an $18.8 million security purchase that was recorded at September 30, 2008 as a liability due to the broker for the transaction. The purchase of this security settled shortly after that date.

Total stockholders’ equity decreased $29.5 million to $261.6 million at September 30, 2008, from $291.1 million at December 31, 2007, primarily due to the combined impact of share repurchases, the payment of cash dividends and the net loss of $27.3 million that we recorded for the nine months ended September 30, 2008. During the nine months ended September 30, 2008, we repurchased and retired 432,000 shares of common stock at an aggregate cost of $6.5 million, and declared cash dividends aggregating $4.6 million. The unallocated shares of common stock that are owned by our ESOP were reflected as a $16.4 million reduction to stockholders’ equity at September 30, 2008, compared to a $17.1 million reduction to equity at December 31, 2007.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

Net Income. We had a net loss of $25.1 million for the three months ended September 30, 2008, compared to net income of $2.2 million for the three months ended September 30, 2007. The net loss was primarily due to a $24.8 million pre-tax impairment loss that we recorded on our Freddie Mac preferred stocks based on our determination that the unrealized loss that existed with respect to these securities at September 30, 2008 constituted an other-than-temporary impairment. Due to the requirements of SFAS No. 109, we were unable to record any tax benefit in the third quarter of 2008 in connection with this impairment loss because we were unable to identify sufficient capital gains to offset the capital losses associated with the impairment loss. EESA, which was enacted into law shortly after the close of the third quarter of 2008, will allow the impairment loss to be deducted against ordinary income, and as a result, we expect to recognize approximately $10.1 million in tax benefits in connection with the impairment loss in the fourth quarter of 2008. Our loss per share of common stock for the three months ended September 30, 2008 was $1.27 and $1.26 per basic and fully diluted share, respectively, compared to earnings of $0.11 per share for the three-month period ending September 30, 2007.

Net Interest Income. Net interest income decreased by $459,000, or 3.5%, to $12.8 million for the three months ended September 30, 2008, from $13.2 million for the three months ended September 30, 2007. The decrease in net interest income was due in substantial part to a $4.4 million decrease in interest income, which was partially offset by a $3.7 million decrease in interest expense on deposits. Our net interest rate spread increased by 38 basis points to 3.29% for the three months ended September 30, 2008, from 2.91% for the same period in 2007. Our net interest margin increased by four basis points to 3.80% for the three months ended September 30, 2008, from 3.76% for the same period in 2007.

Interest income decreased $4.4 million, or 18.9%, to $18.7 million for the three months ended September 30, 2008, from $23.1 million for the three months ended September 30, 2007. The decrease in interest income was primarily attributable to the impact of lower short term interest rates on the average yield on interest-earning assets and a decrease in the average balances of interest-earning assets. The average yield on interest-earning assets declined 99 basis points to 5.58% for the three months ended September 30, 2008, from 6.57% for the same period in 2007. Total average interest-earning assets decreased $60.0 million, or 4.3%, to $1.337 billion for the three months ended September 30, 2008, from $1.397 billion for the same period in 2007. The decrease in average interest earning assets was due in substantial part to a $67.1 million, or 5.2%, decrease in average loans receivable, which included a $21.3 million net decrease in one- to four-family residential mortgage loans and a net decrease of $18.8 million in construction and land loans. The impact of the decrease in average loans receivable on interest income was partially offset by a $21.1 million increase in securities available-for-sale.

Interest income from loans, the most significant portion of interest income, decreased $3.7 million, or 17.0%, to $18.0 million for the three months ended September 30, 2008, from $21.7 million for the same period in 2007. The decrease in interest income from loans resulted primarily from an 81 basis point decrease in the average yield on loans to 5.86% for the three months ended September 30, 2008, from 6.67% for the same period in 2007, and a $67.1 million, or 5.2%, decrease in average loans receivables to $1.224 billion for the three months ended September 30, 2008, from $1.292 billion for the same period in 2007.

Interest income from securities available-for-sale decreased by $386,000, or 35.3%, to $706,000 for the three months ended September 30, 2008, from $1.1 million for the same period in 2007. The decrease in interest income from securities available-for-sale was due in substantial part to the suspension of dividends on our Freddie Mac preferred stocks. There were no dividends earned and received on the Freddie Mac stocks for the three months ended September 30, 2008, compared to $597,000 in dividends earned and received on these securities during the same period in 2007. The impact that the suspension of dividends on the Freddie Mac preferred stocks had on interest income from securities available-for-sale was partially offset by an increase of $21.1 million, or 28.7%, in the average outstanding balance of securities available-for-sale to $94.5 million for the three months ended September 30, 2008, from $73.4 million for the same period in 2007.

Income from cash dividends on our FHLBC common stock totaled $109,000 for the three months ended September 30, 2007. The FHLBC did not pay any dividends in the third quarter of 2008.

Interest income from cash that we maintained in interest-earning deposits totaled $14,000 for the three months ended September 30, 2008, compared to $214,000 for the three months ended September 30, 2007. The decrease was primarily due to a $14.0 million decrease in the average balances of cash that we maintained in interest earning deposits, and a 307 basis point decrease in the yield on these deposits to 2.01% for the three months ended September 30, 2008, from 5.08% for the same period in 2007.

Interest expense decreased $3.9 million, or 40.0%, to $6.0 million for the three months ended September 30, 2008, from $9.9 million for the three months ended September 30, 2007. The decrease in interest expense was due in part to a decrease in the weighted average interest rates that we paid on deposit accounts and a decrease in the average interest rates that we paid on FHLBC advances and other borrowings. The decrease in interest expense also reflected a $36.6 million, or 3.4%, decrease in our average interest-bearing liabilities to $1.037 billion for the three months ended September 30, 2008, from $1.074 billion for the same period in 2007. The cost of our average interest-bearing liabilities decreased by 137 basis points to 2.29% for the three months ended September 30, 2008, from 3.66% for the same period in 2007.

Interest expense on deposits decreased $3.7 million, or 42.1%, to $5.1 million for the three months ended September 30, 2008, from $8.8 million for the three months ended September 30, 2007. The decrease in interest expense on deposits reflected a 140 basis point decrease in the average rate paid on interest-bearing deposits to 2.15% for the three months ended September 30, 2008, from 3.55% for same period in 2007, and a $40.2 million, or 4.1%, decrease in average interest-bearing deposits to $945.9 million for the three months ended September 30, 2008, from $986.1 million for the same period in 2007.

Interest expense on money market deposit accounts decreased $1.8 million, or 60.4%, reflecting a 201 basis point decrease in the interest rate paid on these deposits to 2.40%, from 4.41% for the same period in 2007, and a $72.7 million, or 27.0%, decrease in the average balance of money market deposit accounts to $196.8 million for the three months ended September 30, 2008, from $269.5 million for the same period in 2007. The decrease in the average balance of money market deposit accounts was primarily attributable to our decision to encourage, through pricing changes, the migration of indexed money market deposit accounts to other account types and our decision to diminish our competitive position for deposits in excess of the historical federal deposit insurance limits.

Interest expense on NOW account deposits decreased $871,000, or 45.5%, reflecting a 135 basis point decrease in the interest rates paid on NOW account deposits to 1.30% for the three months ended September 30, 2008, from 2.65% for the same period in 2007. This decrease in interest rates on NOW account deposits was partially offset by an increase of $33.1 million, or 11.5%, in the average balance of NOW account deposits to $320.1 million for the three months ended September 30, 2008, from $287.0 million for the same period in 2007.

Interest expense on certificates of deposit decreased $1.0 million, or 27.7%, reflecting a 130 basis point decrease in the interest rates paid on certificates of deposit to 3.24% for the three months ended September 30, 2008, from 4.54% for the same period in 2007. This decrease in interest rates on certificates of deposit was partially offset by an increase of $5.4 million, or 1.7%, in the average balance of certificates of deposit to $330.5 million for the three months ended September 30, 2008, from $325.1 million for the same period in 2007.

Interest expense on borrowings decreased $193,000, or 18.1%, to $871,000 for the three months ended September 30, 2008, from $1.1 million for the same period in 2007. The decrease was primarily due to a 102 basis point decrease in interest rates paid on borrowings to 3.79% for the three months ended September 30, 2008, from 4.81% for the same period in 2007. The decrease in interest rates on borrowings was partially offset by $3.7 million, or 4.2%, increase of our average borrowings to $91.5 million for the three months ended September 30, 2008, from $87.8 million for the same period in 2007.

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

	For the three months ended September 30,
	2008			2007
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,224,472	$18,029	5.86	$1,291,593	$21,709	6.67%
Securities available-for-sale	94,459	706	2.97	73,370	1,092	5.90
Stock in FHLB	15,598	—	—	15,598	109	2.77
Other	2,775	14	2.01	16,725	214	5.08

Total interest-earning assets	1,337,304	18,749	5.58	1,397,286	23,124	6.57

Noninterest-earning assets	110,195			121,384

Total assets	$1,447,499			$1,518,670

Interest-bearing liabilities:
Savings deposits	$98,448	191	0.77	$104,472	205	0.78
Money market deposits	196,836	1,186	2.40	269,510	2,994	4.41
NOW deposits	320,140	1,045	1.30	287,032	1,916	2.65
Certificates of deposit	330,468	2,690	3.24	325,099	3,720	4.54

Total deposits	945,892	5,112	2.15	986,113	8,835	3.55
Borrowings	91,452	871	3.79	87,782	1,064	4.81

Total interest-bearing liabilities	1,037,344	5,983	2.29	1,073,895	9,899	3.66

Noninterest-bearing deposits	104,433			113,983
Other liabilities	21,027			22,751

Total liabilities	1,162,804			1,210,629
Equity	284,695			308,041

Total liabilities and equity	$1,447,499			$1,518,670

Net interest income		$12,766			$13,225

Net interest rate spread (2)			3.29%			2.91%
Net interest-earning assets (3)	$299,960			$323,391

Net interest margin (4)			3.80%			3.76%
Ratio of interest-earning assets to interest-bearing liabilities	128.92%			130.11%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $1.4 million for the three months ended September 30, 2008, compared to a provision of $460,000 for the three months ended September 30, 2007. The provision for loan losses reflects a $693,000 increase in the portion of the allowance for loan losses allocated to impaired loans pursuant to SFAS No. 114, a $672,000 increase in the unallocated portion of the allowance for loan losses established pursuant to SFAS No. 5, and $41,000 in net charge offs. Of the net $693,000 increase in the allocated portion of the allowance, $501,000 relates to the loan obligations of the estate of a deceased construction loan borrower. The estate is currently attempting to sell the collateral for the loans, but a forced collateral disposition may become necessary and a collateral shortfall is possible. The collateral includes a fully completed residence in a North Shore suburb of Chicago. Despite the overall lower credit risk profile and credit exposures of our loan portfolio, we increased the unallocated portion of the allowance by $672,000 based on the deterioration in national and local economic risk factors as measured by our SFAS No. 5 loan loss reserve model.

Nonperforming assets are as follows:

	September 30, 2008	June 30, 2008	$ Change	% Change
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans	$12,497	$11,248	$1,249	11.1%
Real estate owned	931	937	(6)	(0.6)

Nonperforming assets	$13,428	$12,185	$1,243	10.2%

Nonperforming loans increased $1.2 million, or 11.1%, to $12.5 million at September 30, 2008, from $11.2 million at June 30, 2008. The increase was primarily due to the classification of a $2.9 million loan obligation of the estate of the previously mentioned deceased construction loan borrower as nonperforming. The impact of this classification was partially offset by loans that returned to accrual status due to payments received, and the transfer of recently foreclosed properties having a value of $410,000 to real estate owned. The ratio of nonperforming loans to total loans was 1.02% at September 30, 2008, compared to 0.84% at June 30, 2008. Collection and resolution efforts continue to be a priority, and future decisions may include the non-renewal of certain loans and potential cessation of borrower relationships where the progress toward resolution is unsatisfactory. Our overall asset quality trends and conditions in the loan portfolio generally remained stable.

Our allowance for loan losses totaled $12.3 million, or 1.00% of total loans, at September 30, 2008, compared to $10.9 million, or 0.89% of total loans, at June 30, 2008. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 98.1% of nonperforming loans at September 30, 2008, and 96.9% of nonperforming loans at June 30, 2008. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income decreased $809,000, or 29.1%, to $2.0 million for the three months ended September 30, 2008, from $2.8 million for the same period in 2007. Deposit service charges and fees increased $51,000, or 5.4%, to $989,000 for the three months ended September 30, 2008, from $938,000 for the same period in 2007. Other fee income increased $38,000, or 7.7%, to $533,000 for the three months ended September 30, 2008, compared to $495,000 for the same period in 2007. Income from insurance commissions and annuities decreased by $93,000, or 37.1%, to $158,000 for the three months ended September 30, 2008, from $251,000 for the same period in 2007, due to the impact of market and economic conditions on sales. Gains on sales of loans decreased by $20,000 to $23,000 for the three months ended September 30, 2008, from $43,000 for the same period in 2007, due to a lower volume of loan sales. Gains on the sale of securities available-for-sale totaled $399,000 for the 2007 quarter, which represented the gain we realized on the redemption of our MasterCard Class B common stock. There were no such redemptions in 2008. Mortgage servicing rights amortization expense increased $16,000, or 16.5%, to $119,000 for the three months ended September 30, 2008, from $131,000 for the same period in 2007. We also recorded an additional reserve of $36,000 on our mortgage servicing rights portfolio due to accelerating prepayment speeds during the current quarter. Net expense from real estate owned was $139,000 for the three months ended September 30, 2008, compared to $4,000 for the same period in 2007. Net expense from real estate owned for the current quarter included $117,000 in write-downs or losses on real estate owned. Income from bank-owned life insurance decreased $66,000, or 30.1%, to $153,000 for the three months ended September 30, 2008, from $219,000 for the same period in 2007, due to lower market interest rates. Other income decreased $205,000, or 53.3%, to $180,000 for the three months ended September 30, 2008, from $385,000 for the same period in 2007, primarily due to the decrease in title insurance agency services income that resulted from the sale of that business on March 15, 2008.

The following table summarizes noninterest income for the three-month periods ended September 30, 2008 and 2007:

	Three months ended September 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$989	$938	$51	5.4%
Other fee income	533	495	38	7.7
Insurance commissions and annuities income	158	251	(93)	(37.1)
Gain on sale of loans	23	43	(20)	(46.5)
Gain on sale of securities available-for-sale	—	399	(399)	(100.0)
Loan servicing fees	190	182	8	4.4
Amortization and impairment of servicing assets	(119)	(131)	12	9.2
Operations of real estate owned	(139)	(4)	(135)	N.M.
Earnings on bank owned life insurance	153	219	(66)	(30.1)
Other	180	385	(205)	(53.3)

Total noninterest income	$1,968	$2,777	$(809)	(29.1)

N.M. = Not Meaningful

Noninterest Expense. Our noninterest expense was $37.3 million for the three months ended September 30, 2008, compared to $12.4 million for the three months ended September 30, 2007, an increase of $25.0 million. The increase in noninterest expense was primarily attributable to the $24.8 million pre-tax impairment loss that we recorded on our Freddie Mac preferred stocks during the current quarter. Compensation and benefits expense decreased to $7.5 million for the three months ended September 30, 2008, from $7.8 million for the same period in 2007. Expense relating to equity-based compensation and benefits increased to $1.4 million for the three months ended September 30, 2008, from $1.3 million during the third quarter of 2007. Excluding equity-based compensation and benefits, our compensation and benefits expense for the three months ended September 30, 2008 decreased by $268,000, or 4.2%, primarily due to the decrease in full time equivalent employees that resulted from the implementation of functional staffing reviews and the sale of our title insurance agency business. Data processing costs increased $142,000, or 17.3%, to $963,000 for the three months ended September 30, 2008, from $821,000 for the same period in 2007, primarily due to increased system maintenance costs and software upgrades. Other general and administrative expenses increased $151,000, or 15.1%, to $1.1 million for the three months ended September 30, 2008, from $998,000 for same period in 2007.

The following table summarizes noninterest expense for the three-month periods ended September 30, 2008 and 2007:

	Three months ended September 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$7,544	$7,773	$(229)	(3.0)%
Office occupancy and equipment	1,481	1,428	53	3.7
Advertising and public relations	373	409	(36)	(8.8)
Data processing	963	821	142	17.3
Supplies, telephone and postage	545	485	60	12.4
Amortization of intangibles	446	469	(23)	(4.9)
Loss on impairment of securities available-for-sale	24,844	—	24,844	N.M.
Other	1,149	998	151	(15.1)

Total noninterest expense	$37,345	$12,383	$24,962	N.M.

N.M. = Non Meaningful

Income Tax Expense. We recorded income tax expense of $1.1 million for the three months ended September 30, 2008, compared to $1.0 million in income tax expense for the same period in 2007. For the three months ended September 30, 2008, we recorded a valuation reserve of $10.1 million against our deferred tax assets pursuant to FAS 109 which increased our tax expense by the like amount for the current quarter. Due to the requirements of SFAS No. 109, we were unable to record any tax benefit in the third quarter of 2008 in connection with the Freddie Mac preferred stock impairment loss because we were unable to identify sufficient offsetting capital gains. EESA was enacted into law on October 3, 2008. EESA will allow the impairment loss to be deducted against ordinary income, and as a result, we expect to recognize approximately $10.1 million in tax benefits in connection with the impairment loss in the fourth quarter of 2008.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

Net Income. We had a net loss of $27.3 million for the nine months ended September 30, 2008, compared to net income of $6.2 million for the nine months ended September 30, 2007. The net loss was primarily due to a $35.9 million pre-tax impairment loss that we recorded on our Freddie Mac preferred stocks based on our determination that the unrealized loss that existed with respect to these securities at September 30, 2008 constituted an other-than-temporary impairment. Due to the requirements of SFAS No. 109, we were unable to record $10.1 million of tax benefit in the nine months ended September 30, 2008 in connection with the impairment losses because we were unable to identify sufficient capital gains to offset the capital losses associated with the impairment losses. EESA, which was enacted into law shortly after the close of the third quarter of 2008, will allow the impairment loss to be deducted against ordinary income, and as a result, we expect to recognize approximately $10.1 million in tax benefits in connection with the impairment loss in the fourth quarter of 2008. Our loss per share of common stock for the nine months ended September 30, 2008 was $1.38 and $1.37 per basic and fully diluted share, respectively, compared to earnings of $0.30 per share for the nine-month period ending September 30, 2007.

Net Interest Income. Net interest income decreased by $1.6 million, or 3.9%, to $39.0 million for the nine months ended September 30, 2008, from $40.6 million for the nine months ended September 30, 2007. The decrease in net interest income was due in substantial part to an $11.2 million decrease in interest income, which was partially offset by a $9.6 million decrease in interest expense. Our net interest rate spread increased by 37 basis points to 3.30% for the first nine months of 2008, from 2.93% for the same period in 2007. Our net interest margin increased by nine basis points to 3.87% for the nine months ended September 30, 2008, from 3.78% for the nine months ended September 30, 2007.

Interest income decreased $11.2 million, or 15.9%, to $58.9 million for the nine months ended September 30, 2008, from $70.0 million for the nine months ended September 30, 2007. The decrease in interest income was primarily attributable to the impact of lower short term interest rates on the average yield of interest-earning assets and an $89.4 million, or 6.2%, decrease in total average interest-earning assets, to $1.347 billion for the nine months ended September 30, 2008, from $1.437 billion for the nine-months ended September 30, 2007. The average yield on interest-earning assets declined 68 basis points to 5.84% for the nine months ended September 30, 2008, from 6.52%, for the same period in 2007.

Interest income from loans decreased $8.9 million, or 13.7%, to $55.9 million for the nine months ended September 30, 2008, from $64.8 million for the same period in 2007. The decrease in interest income on loans resulted primarily from a 61 basis point decrease in the average yield on loans to 6.03% for the nine months ended September 30, 2008, from 6.64% for the nine months ended September 30, 2007 and a $65.8 million, or 5.1%, decrease in average net loans receivable to $1.238 billion for the nine months ended September 30, 2008, from $1.304 billion for the same period in 2007.

Interest income from securities available-for-sale decreased by $1.2 million, or 28.8%, to $2.9 million for the nine months ended September 30, 2008, from $4.0 million for the nine months ended September 30, 2007. The decrease in interest income from securities available-for-sale was due in substantial part to the suspension of dividends on our Freddie Mac preferred stock. Results for the nine months ended September 30, 2007 included $1.8 million in dividends earned and received on our investment in Freddie Mac preferred stock, compared to $1.0 million received or recorded in the same period in 2008. Also impacting the results was a decrease of $6.3 million, or 6.7%, in the average outstanding balance of securities available-for-sale to $88.3 million for the three months ended September 30, 2008, from $94.6 million for the same period in 2007.

Income from cash dividends on our FHLBC common stock totaled $359,000 for the nine months ended September 30, 2007. The FHLBC did not pay any dividends in the first nine months of 2008.

Interest income from cash that we maintained in interest-earning deposits totaled $84,000 for the nine months ended September 30, 2008, compared to $867,000 for the nine months ended September 30, 2007. The decrease was primarily due to a $17.3 million decrease in the average balances of cash maintained in interest-earning deposit accounts and a 299 basis point decrease in yield on these deposits to 2.19% for the nine months ended September 30, 2008, from 5.18% for the same period in 2007.

Interest expense decreased $9.6 million, or 32.5%, to $19.9 million for the nine months ended September 30, 2008, from $29.4 million for the nine months ended September 30, 2007. This decrease in interest expense was due in part to a decrease in the weighted average interest rates that we paid on deposit accounts, and a decrease in the average interest rates that we paid on our FHLBC advances and other borrowings. The decrease in interest expense also reflected a $50.9 million, or 4.7%, decrease in our average interest-bearing liabilities to $1.044 billion for the nine-months ended September 30, 2008, from $1.095 billion for the nine-months ended September 30, 2007. The cost of our average interest-bearing liabilities decreased 105 basis points, to 2.54% for the nine months ended September 30, 2008, from 3.59% for the nine months ended September 30, 2007.

Interest expense on deposits decreased $8.6 million, or 33.5%, to $17.0 million for the nine months ended September 30, 2008, from $25.6 million for the same period in 2007. The decrease in interest expense on deposits reflected a 109 basis point decrease in the average rate paid on interest-bearing deposits to 2.40% for the nine months ended September 30, 2008, from 3.49% for the nine months ended September 30, 2007, and a $33.1 million, or 3.4%, decrease in average interest-bearing deposits to $949.2 million for the nine months ended September 30, 2008, from $982.2 million for the same period in 2007.

Interest expense on money market deposit accounts decreased $4.5 million, or 53.0%, reflecting a 186 basis point decrease in the interest rate paid on these accounts to 2.51% from 4.37% for the same period in 2007, and a $47.6 million, or 18.2%, decrease in the average balance of money market deposit accounts to $213.7 million for the nine months ended September 30, 2008, from $261.3 million for the nine months ended September 30, 2007. The decrease in the average balance of money market deposit accounts was primarily attributable to our decision to encourage, through pricing changes, the migration of indexed money market deposit accounts to other account types.

Interest expense on NOW account deposits decreased $1.0 million, or 19.5%, reflecting a 75 basis point decrease in the interest rates paid on NOW account deposits to 1.73% for the nine months ended September 30, 2008, from 2.48% for the same period in 2007. The decrease in interest rates on NOW account deposits was partially offset by an increase of $42.2 million, or 15.1%, in the average balance of NOW account deposits to $320.9 million for the nine months ended September 30, 2008, from $278.7 million for the same period in 2007.

Interest expense on certificates of deposit decreased $3.0 million, or 26.4%, reflecting a 102 basis point decrease in the interest rates paid on certificates of deposit to 3.51% for the nine months ended September 30, 2008, from 4.53% for the same period in 2007. This decrease in interest expense on certificates of deposits also reflected a $17.3 million, or 5.2%, decrease in the average balance of certificates of deposit to $315.2 million for the nine months ended September 30, 2008, from $332.6 million for the same period, in 2007.

Interest expense on borrowings decreased by $990,000, or 26.0%, to $2.8 million for the nine months ended September 30, 2008, from $3.8 million for the same period in 2007. The decrease was due in part to a $17.9 million, or 15.9%, reduction of our total average borrowings from $112.4 million for the nine-month period ended September 30, 2007, to $94.5 million for the same period 2008. The reduction also reflected a 55 basis point decrease in the average cost of borrowings to 3.99% for the nine months ended September 30, 2008, compared to 4.54% for the same period in 2007.

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

	For the nine months ended September 30,
	2008			2007
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,238,263	$55,940	6.03%	$1,304,057	$64,792	6.64%
Securities available-for-sale	88,323	2,854	4.32	94,647	4,010	5.66
Stock in FHLB	15,598	—	—	15,598	359	3.08
Other	5,135	84	2.19	22,386	867	5.18

Total interest-earning assets	1,347,319	58,878	5.84	1,436,688	70,028	6.52

Noninterest-earning assets	110,344			112,262

Total assets	$1,457,663			$1,548,950

Interest-bearing liabilities:
Savings deposits	$99,265	573	0.77	$109,597	638	0.78
Money market deposits	213,735	4,016	2.51	261,344	8,541	4.37
NOW deposits	320,949	4,161	1.73	278,741	5,171	2.48
Certificates of deposit	315,231	8,283	3.51	332,556	11,260	4.53

Total deposits	949,180	17,033	2.40	982,238	25,610	3.49
Borrowings	94,514	2,824	3.99	112,386	3,814	4.54

Total interest-bearing liabilities	1,043,694	19,857	2.54	1,094,624	29,424	3.59

Noninterest-bearing deposits	105,505			118,105
Other liabilities	19,481			21,597

Total liabilities	1,168,680			1,234,326
Equity	288,983			314,624

Total liabilities and equity	$1,457,663			$1,548,950

Net interest income		$39,021			$40,604

Net interest rate spread (2)			3.30%			2.93%
Net interest-earning assets (3)	$303,625			$342,064

Net interest margin (4)			3.87%			3.78%
Ratio of interest-earning assets to interest-bearing liabilities	129.09%			131.25%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $1.6 million for the nine months ended September 30, 2008, compared to a provision for loan losses of $687,000 for the nine months ended September 30, 2007. The provision for loan losses reflects a $656,000 increase in the portion of the allowance for loan losses allocated to impaired loans pursuant to SFAS No. 114, a $558,000 increase in the unallocated portion of the allowance for loan losses established pursuant to SFAS No. 5, and $391,000 in net charge-offs. Of the net $656,000 increase in the allocated portion of the allowance, $675,000 relates to the loan obligations of the estate of a deceased construction loan borrower, offset by reductions in the allocated allowance due to fluctuations in collateral values or reductions of credit exposures. The estate is currently attempting to sell the collateral for the loans, but a forced collateral disposition may become necessary and a collateral shortfall is possible. The collateral includes a fully completed residence in a North Shore suburb of Chicago. Despite the overall lower credit risk profile and credit exposures of our loan portfolio, we increased the unallocated portion of the allowance by $558,000 based on the deterioration in national and local economic risk factors as measured by our SFAS No. 5 loan loss reserve model.

Nonperforming assets are as follows:

	September 30, 2008	December 31, 2007	$ Change	% Change
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans	$12,497	$12,058	$439	3.6%
Real estate owned	931	820	111	13.5

Nonperforming assets	$13,428	$12,878	$550	4.3%

Nonperforming loans increased $439,000, or 3.6%, to $12.5 million at September 30, 2008, from $12.1 million at December 31, 2007. The reductions to the December 31, 2007 loans can be attributed to a full repayment of a $3.1 million healthcare relationship and the transfer of $1.8 million in recently foreclosed properties to real estate owned. The largest addition to the nonperforming loans during the nine months ended was the classification of $3.7 million in loan obligation of the estate of the previously mentioned deceased construction loan borrower as nonperforming. The ratio of nonperforming loans to total loans was 1.02% at September 30, 2008, compared to 0.95% at December 31, 2007. Collection and resolution efforts continue to be a priority, and future decisions may include the non-renewal of certain loans and potential cessation of borrower relationships where the progress toward resolution is unsatisfactory. Our overall asset quality trends and conditions in the loan portfolio generally remained stable.

Our allowance for loan losses totaled $12.3 million, or 1.00% of total loans, at September 30, 2008, compared to $11.1 million, or 0.87%, of total loans, at December 31, 2007. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 98.1% of nonperforming loans at September 30, 2008, and 91.7% of nonperforming loans at December 31, 2007. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income increased $1.1 million, or 14.7%, to $8.2 million for the nine-months ended September 30, 2008, from $7.2 million for the same period in 2007. Our noninterest income for the nine months ended September 30, 2008 included a $1.4 million pre-tax gain related to the sale of Visa stock. We also recorded a pre-tax gain of $1.2 million on our 51,404 unredeemed shares of Class B Visa shares as a result of the closing of Visa’s initial public offering in March of 2008. The gain recorded on these unredeemed shares represents a reduction of our obligation to indemnify Visa USA for certain litigation costs that we recorded as of December 31, 2007.

Deposit service charges and fees were $2.7 million for the nine months ended September 30, 2008, a decrease of $40,000, or 1.5%, compared to the sames period in 2007. This decrease was more than offset by an increase in other fee income of $140,000, or 9.6%, to $1.6 million for the nine months ended September 30, 2008, compared to $1.5 million for the same period in 2007. Income from insurance commissions and annuities decreased by $114,000, or 15.8%, to $606,000 for the nine months ended September 30, 2008, compared to $720,000 for the same period in 2007, due to decreased sales activity. Gain on sales of loans increased by $18,000, or 19.6%, to $110,000 for the nine months ended September 30, 2008, from $92,000 for the same nine-month period in 2007, primarily due to more competitive pricing and a moderate increase in loan sale volumes. We recorded a loss on disposition of premises and equipment of $302,000 in the nine months ended September 30, 2008, compared to a gain of $13,000 for the same period in 2007, primarily due to the elimination of the residual value of obsolete or fixed assets no longer in service. Mortgage servicing rights amortization expense decreased $20,000, to $587,000, compared to $607,000 for the same period in 2007. During the first nine months of 2008, we established a $279,000 reserve on our existing mortgage serving rights portfolio due to accelerating prepayment speeds. Net expense from real estate owned was $313,000 for the nine months ended September 30, 2008, compared to $4,000 for the same period in 2007, due in substantial part to our reduction of the book value of several REO properties. Income from bank-owned life insurance, which was purchased in May 2007, for the nine months ended September 30, 2008 was $557,000, compared to $354,000 for the nine months ended September 30, 2007. Other income decreased $464,000, or 40.3%, to $687,000 for the nine months ended September 30, 2008, from $1.2 million for the nine months ended September 30, 2007, primarily related to the decrease in title services income due to the sale of the title insurance agency business on March 15, 2008.

The following table summarizes noninterest income for the nine-month periods ended September 30, 2008 and 2007:

	Nine Months Ended September 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$2,651	$2,691	$(40)	(1.5)%
Other fee income	1,595	1,455	140	9.6
Insurance commissions and annuities income	606	720	(114)	(15.8)
Gain on sale of loans	110	92	18	19.6
Gain on sale of investments	1,385	399	986	N.M.
Gain on unredeemed VISA stock	1,240	—	1,240	N.M.
Gain (loss) on disposition of premises and equipment	(302)	13	(315)	N.M.
Loan servicing fees	587	607	(20)	(3.3)
Amortization and impairment of servicing assets	(608)	(332)	(276)	(83.1)
Operations of real estate owned	(313)	(4)	(309)	N.M.
Earnings on bank owned life insurance	557	354	203	57.3
Other	687	1,151	(464)	(40.3)

Total noninterest income	$8,195	$7,146	$1,049	14.7

N.M. = Not Meaningful

Noninterest Expense. Our noninterest expense was $73.8 million for the nine months ended September 30, 2008, compared to noninterest expense of $38.2 million for the nine months ended September 30, 2007, an increase of $35.7 million, or 93.4%. The primary reason for the increase in noninterest expense was a $35.9 million pre-tax impairment charge that we recorded against our shares of Freddie Mac preferred stocks. Compensation and benefits expense totaled $23.3 million for the nine-month period ended September 30, 2008, compared to $24.1 million in compensation and benefits expense for the same period in 2007, a decrease of $800,000, or 3.3%. The expense includes equity-based compensation and benefits of $2.3 million for each period. Compensation and benefits expense decreased primarily due to the decrease in full-time equivalent employees resulting from the implementation of functional staffing reviews and the decrease in personnel resulting from the sale of our title insurance agency business on March 15, 2008.

Office occupancy and equipment expenses increased by $676,000, or 15.6% to $5.0 million for the nine months ended September 30, 2008, compared to $4.3 million for the same period in 2007. Office occupancy and equipment expense for 2008 results included a $277,000 expense for feasibility and design costs related to a possible reconstruction of an existing branch office. Data processing costs increased $264,000, or 11.0%, to $2.7 million for the nine months ended September 30, 2008, from $2.4 million in 2007, primarily due to increased system maintenance costs and software upgrades. Other general and administrative expenses decreased $114,000, or 3.4%, to $3.2 million for the nine months ended September 30, 2008, from $3.3 million for the nine months ended September 30, 2007. Other noninterest expense for 2007 results included a $70,000 loan servicing transition fee paid in connection with the bankruptcy of a loan servicing company, a $101,000 reserve on the uncollected escrow fund payments relating to the bankruptcy of a loan servicing company, and $145,000 in legal fees associated with the bankruptcy.

The following table summarizes noninterest expense for the nine-month periods ended September 30, 2008 and 2007:

	Nine Months Ended September 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$23,270	$24,070	$(800)	(3.3)%
Office occupancy and equipment	5,010	4,334	676	15.6
Advertising and public relations	846	1,092	(246)	(22.5)
Data processing	2,657	2,393	264	11.0
Supplies, telephone and postage	1,564	1,537	27	1.8
Amortization of intangibles	1,344	1,415	(71)	(5.0)
Loss on impairment of securities available-for-sale	35,919	—	35,919	—
Other	3,216	3,330	(114)	(3.4)

Total noninterest expense	$73,826	$38,171	$35,655	93.4

Income Tax Expense. We recorded an income tax benefit of $918,000 for the nine months ended September 30, 2008, compared to $2.7 million in income tax expense for the same period in 2007. For the nine months ended September 30, 2008, we also recorded a valuation reserve of $10.1 million against our deferred tax assets pursuant to SFAS 109 which increased our tax expense by the like amount for the nine-month period. Due to the requirements of SFAS No. 109, we were unable to record any tax benefit in the nine-month period ending September 30, 2008 in connection with the Freddie Mac preferred stock impairment loss because we were unable to identify sufficient offsetting capital gains. EESA was enacted into law on October 3, 2008. EESA will allow the impairment loss to be deducted against ordinary income, and as a result, we expect to recognize approximately $10.1 million in tax benefits in connection with the impairment loss in the fourth quarter of 2008.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the FHLBC, which provides an additional source of short-term and long-term funding. Outstanding borrowings from the FHLBC were $88.1 million at September 30, 2008, at a weighted average interest rate of 3.96%. A total of $36.6 million of these borrowings will mature in less than one year. Outstanding FHLBC borrowings were $81.5 million at December 31, 2007.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $36.3 million in cash and cash equivalents as of September 30, 2008 and cash dividends from our subsidiary, the Bank. During the nine months ended September 30, 2008, the Bank declared and paid $2.0 million in dividends to the Company.

As of September 30, 2008, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2008, we had no other material commitments for capital expenditures.

Capital Resources. Stockholders’ equity totaled $261.6 million at September 30, 2008, compared to $291.1 million at December 31, 2007, a decrease of $29.5 million, or 10.1%. This decrease was primarily due to a net loss of $27.3 million, combined with the declaration of $4.6 million in cash dividends, and the repurchase and retirement of 432,000 shares of common stock at an aggregate cost of $6.5 million during the first nine months of 2008.

As of September 30, 2008, the Company had repurchased 3,487,223 shares of its common stock out of the 3,807,023 shares that are authorized for repurchase.

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

At September 30, 2008, the actual regulatory capital ratios and minimum required regulatory ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2008
Total capital (to risk- weighted assets)	15.72%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	14.87	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	13.17	4.00	5.00

December 31, 2007
Total capital (to risk- weighted assets)	16.54%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	15.74	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	13.95	4.00	5.00

On October 17, 2008, the federal banking and thrift regulatory agencies announced that they will allow banks, bank holding companies, and savings associations to recognize the effect of the tax change enacted in Section 301 of the EESA in their third quarter 2008 regulatory capital calculations. Accordingly, the above ratios include the anticipated tax benefit associated with our Freddie Mac preferred stock losses.

As of September 30, 2008 and December 31, 2007, the Office of Thrift Supervision (“OTS”) categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s category.

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

The table below sets forth, as of September 30, 2008, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U. S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including certain OTS assumptions and methodologies, relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease) in NPV		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+300	$227,889	$(7,655)	(3.25)%	$47,983	$(2,687)	(5.30)%
+200	229,729	(5,815)	(2.47)	49,085	(1,585)	(3.13)
+100	231,002	(4,542)	(1.93)	49,909	(761)	(1.50)
0	235,544	—	—	50,670	—	—
-100	233,557	(1,987)	(0.84)	51,323	653	1.29

The table presented projects that, at September 30, 2008, we would be expected to experience a 0.84% decrease in NPV and a $653,000 increase in net interest income in the event of an immediate and parallel 100 basis point decrease in interest rates. In the event of an immediate and parallel 100 basis point increase in interest rates, we would be expected to experience a 1.93% decrease in NPV and a $761,000 decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any. The Company is considering possible actions to return its interest rate risk posture to recent historical norms by adjusting for recent reductions in short-term assets due to construction loan repayments and reductions in capital due to stock repurchases.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2008. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the third quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
July 1, 2008 through July 31, 2008	93,200	$13.785	93,200	327,800
August 1, 2008 through August 31, 2008	8,000	14.295	8,000	319,800
September 1, 2008 through September 30, 2008	—	—	—	319,800

Total	101,200	13.825	101,200

(1)	On March 27, 2008, our Board extended the expiration date of its current share repurchase authorization from March 31, 2008 to November 15, 2008, and has increased the number of shares that can be repurchased in accordance with the authorization program by 201,639 shares. As of September 30, 2008, the Company had repurchased 3,487,223 shares of its common stock out of the 3,807,023 shares that were previously authorized.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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
Date: November 3, 2008
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