Form 10-K
period 2008-12-31
BankFinancial CORP
filed 2009-02-23
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

Indicate by check mark whether the issuer is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

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

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2008, determined using a per share closing price on that date of $13.01, as quoted on The Nasdaq Stock Market, was $268.1 million.

At February 19, 2009, there were 21,642,977 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K contains, and other periodic and special reports and press releases of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for the purpose of invoking these safe harbor provisions. Forward-looking statements are based on certain assumptions or describe our future plans, strategies and expectations, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, and actual results may differ from those predicted. Factors that could have a material adverse effect on operations and could affect management’s outlook or our future prospects include, but are not limited to: higher than expected overhead, infrastructure and compliance costs, changes in market interest rates, changes in the yield curve, balance sheet shrinkage or less than anticipated balance sheet growth, lack of demand for loan products, illiquidity and changes in financial markets, including the market for mortgage backed securities and other debt obligations, declining demand for real estate and real estate valuations, increasing unemployment levels, deposit flows, pricing, underwriting and other forms of competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, adverse economic conditions that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans, the quality or composition of our loan or investment portfolios, demand for financial services and multi-family, commercial and residential real estate loans in our market areas, the possible short-term dilutive effect of potential acquisitions or de novo branches, if any, changes in accounting principles, policies and guidelines, increased costs of federal deposit insurance, and future adverse developments concerning the Federal Home Loan Bank of Chicago. These risks and uncertainties, as well as the Risk Factors set forth in Item 1A below, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

BankFinancial Corporation

BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (“the Company”), became the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”) on June 23, 2005, when we consummated a plan of conversion and reorganization that the Bank and its predecessor holding companies, BankFinancial MHC, Inc. (“BankFinancial MHC”) and BankFinancial Corporation, a federal corporation, adopted on August 25, 2004. BankFinancial Corporation, the Maryland corporation, was organized in 2004 to facilitate the mutual-to-stock conversion and to become the holding company for the Bank upon its completion.

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

BankFinancial, F.S.B.

The Bank is a full-service, community-oriented savings bank principally engaged in the business of commercial, family and personal banking, and offers our customers a broad range of loan, deposit, and other financial products and services through 18 full-service banking offices and two Express Branch facilities located in Cook, DuPage, Lake and Will Counties, Illinois, and through our Internet Branch, www.bankfinancial.com.

The Bank’s primary business is making loans and accepting deposits. The Bank also offers our customers a variety of financial products and services that are related or ancillary to loans and deposits, including cash management, merchant processing, funds transfers, bill payment and other online banking transactions, automated teller machines, safe deposit boxes, wealth management, and general insurance agency services.

The Bank’s primary lending area consists of the counties where our branch offices are located, and contiguous counties in the State of Illinois. We derive the most significant portion of our revenues from these geographic areas. The Bank’s primary market for deposits is concentrated around the areas where our full-service banking offices and Express Branch facilities are located.

The Bank was organized in 1924, and was operated as a traditional savings bank until 2000, when we implemented a strategy to transform the Bank into a multi-faceted financial institution with a diversified balance sheet, enhanced capabilities in commercial banking products and services, an expanded geographic presence in the Chicago metropolitan area, and managerial and technological resources and an infrastructure capable of supporting future growth. In furtherance of this strategy, we changed the composition of our loans and deposits by, among other things, expanding our multi-family and commercial real estate lending activities, and implementing additional commercial lending and leasing capabilities and product lines. We also acquired Success Bancshares, Inc. and its subsidiary, Success National Bank in 2001, and University National Bank in 2006. See “Acquisition.”

Lending Activities

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which represent 74.2% of our loan portfolio. At December 31, 2008, $305.3 million, or 23.8%, of our total loan portfolio consisted of multi-family mortgage loans; $342.3 million, or 26.7%, of our total loan portfolio consisted of nonresidential real estate loans; $77.6 million, or 6.1%, of our total loan portfolio consisted of commercial loans; $175.8 million, or 13.7%, of our total loan portfolio consisted of commercial leases; $49.5 million, or 3.9%, of our total loan portfolio consisted of construction and land loans; and $323.7 million, or 25.3%, of our total loan portfolio consisted of one- to four-family residential mortgage loans, including home equity loans and lines of credit and other second mortgage loans.

Deposit Activities

Our deposit accounts consist principally of savings accounts, NOW accounts, checking accounts, money market accounts, certificates of deposit, and IRAs and other qualified plan accounts. We provide commercial checking accounts and related services, such as merchant processing and cash management. We also provide low-cost checking account services for low- and moderate-income customers. We rely on our favorable locations, customer service, competitive pricing, our Internet Branch and related deposit services such as cash management to attract and retain deposit accounts.

At December 31, 2008, our deposits totaled $1.070 billion. Interest-bearing deposits totaled $960.8 million and noninterest-bearing demand deposits totaled $109.1 million, which included $5.5 million in internal checking accounts such as bank cashier checks and money orders. Savings, money market and NOW account deposits totaled $586.3 million, and certificates of deposit totaled $374.5 million, of which $284.2 million had maturities of one year or less.

Related Products and Services

The Bank’s Wealth Management Group provides investment, financial planning and other wealth management services to our customers through arrangements with a third-party broker-dealer. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc. (“Financial Assurance”), sells life insurance, fixed annuities, property and casualty insurance and other insurance products on an agency basis. On March 15, 2008, Financial Assurance completed the sale of its title insurance agency business to a newly formed, third-party title insurance agency. The sale of the title insurance agency business does not affect the Bank’s other insurance businesses. During the year ended December 31, 2008, Financial Assurance Services reported net income of $201,000, and had five employees. The Bank’s other wholly-owned subsidiary, BF Asset Recovery Corporation, is in the business of holding title to certain Bank-owned real estate, and had no net income or loss for the year ended December 31, 2008.

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

Website and Stockholder Information

The website for the Company and the Bank is www.bankfinancial.com. Information on this website does not constitute part of this Form 10-K.

The Company makes available, free of charge, its Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Copies of these documents are available to stockholders at BankFinancial’s web site, www.bankfinancial.com, under Stockholder Information and at the SEC’s web site, www.sec.gov.

Competition

We face significant competition in both originating loans and attracting deposits. The Chicago metropolitan area and some other areas in which we operate have a high concentration of financial institutions, many of which are significantly larger institutions that have greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans and leases comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from on-line financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by emphasizing personalized service and efficient decision-making tailored to individual needs. In addition, we reward long-standing relationships with preferred rates and terms on deposit products based on existing and prospective lending business. We do not rely on any individual, group or entity for a material portion of our loans or our deposits.

Employees

At December 31, 2008, we had 373 full-time employees and 30 part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

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

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business and consumer loans, certain types of securities and certain other loans and assets. Specifically, the Bank may originate, invest in, sell, or purchase unlimited loans on the security of residential real estate, while loans on nonresidential real property generally may not exceed, in the aggregate, 400% of the Bank’s total capital. In addition, secured and unsecured commercial loans and certain types of commercial personal property leases may not exceed 20% of the Bank’s assets; however, amounts in excess of 10% of assets may only be used for small business loans. Further, the Bank may generally invest up to 35% of its assets in consumer loans, corporate debt securities and commercial paper on a combined basis, and up to the greater of its capital or 5% of its assets in unsecured construction loans. The Bank may invest up to 10% of its assets in tangible personal property, for rental or sale. Certain leases on tangible personal property are not aggregated with commercial or consumer loans for the purposes of determining compliance with the limitations set forth for those investment categories. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank directly, including real estate investment and insurance agency activities. A violation of the lending and investment limitations may be subject to the same enforcement mechanisms of the primary federal regulator as other violations of a law or regulation.

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

At December 31, 2008, the Bank’s capital exceeded all applicable requirements.

Loans-to-One-Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2008, the Bank was in compliance with the loans-to-one-borrower limitations.

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

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. At December 31, 2008, the Bank maintained approximately 66.05% of its portfolio assets in qualified thrift investments, and as of that date, satisfied the QTL test. A savings bank that fails the QTL test must either convert to a bank charter or operate under specified restrictions, including limits on growth, branching, new investment, FHLBC advances and dividends.

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

At December 31, 2008, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the FDIC. Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Transaction Account Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. The Bank has opted to participate in the FDIC’s Transaction Account Guarantee Program. See “Temporary Liquidity Guarantee Program” below.

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On October 7, 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC issued a proposed rule establishing a Restoration Plan for the DIF. The rulemaking proposed that, effective January 1, 2009, assessment rates would increase uniformly by seven basis points for the first quarter 2009 assessment period. The rulemaking proposed to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates, effective April 1, 2009. Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from eight to 77.5 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009. The FDIC expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan

Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program. This program has two components – The Debt Guarantee Program and the Transaction Account Guarantee Program. The Debt Guarantee Program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Bank and the Company have opted not to participate in the Debt Guarantee Program.

The Transaction Account Guarantee Program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Bank has opted to participate in the Transaction Account Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. The Company opted not to participate in the CPP.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBC, the Bank is required to acquire and hold shares of capital stock in the FHLBC in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or  1/20 of its borrowings from the FHLBC, whichever is greater. As of December 31, 2008 the Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2008 the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should the Bank make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At December 31, 2008 the Bank’s total federal pre-1988 reserve was approximately $14.9 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

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

Net Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001 and 2002) and forward to the succeeding 20 taxable years. At December 31, 2008 the Company had no net operating loss carryforward for federal income tax purposes. At December 31, 2008 the Company included in deferred tax assets an $340,000 asset for capital loss carryforwards, which expires in 2011. Based upon projections of future taxable income, including capital gains, management believes that it is more likely than not that the deferred tax assets will be fully realized and thus a valuation allowance is not needed.

Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State and Local Taxation. We pay income tax to the State of Illinois. As a Maryland business corporation, we are required to file annual returns and pay annual fees to the State of Maryland, but these fees are not material in amount. At December 31, 2008 the Company had no net operating loss carryforward for state income tax purposes.

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

Our Nonresidential Real Estate Loans, Multi-family Mortgage Loans, Construction and Land Loans, Commercial Loans and Commercial Leases Expose Us to Increased Credit Risks

At December 31, 2008 our portfolio of nonresidential real estate loans totaled $342.3 million, or 26.7% of total loans; our portfolio of multi-family mortgage loans totaled $305.3 million, or 23.8% of total loans; our portfolio of construction and land loans totaled $49.5 million, or 3.9% of total loans; our portfolio of commercial loans totaled $77.6 million, or 6.1% of total loans; and our portfolio of commercial leases totaled $175.8 million, or 13.7% of total loans. Though new loan activity in some categories will be more limited than others based on economic and market conditions, we plan to continue to originate these types of loans and retain them in our portfolio, although we may participate portions of some of these loans to other financial institutions. These types of loans may have greater credit risk than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful business operations of the borrower. These loans typically have larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Many of our borrowers also have more than one nonresidential real estate, multi-family mortgage, construction or commercial loan or lease outstanding with us. Consequently, an adverse development involving one or more loans or credit relationships can expose us to significantly greater risk of loss compared to an adverse development involving a one- to four-family residential mortgage loan.

Our Concentration of Loans within Certain Segments of the Healthcare Industry Exposes Us to Increased Credit Risk

At December 31, 2008, we had $47.8 million of loans to healthcare providers, including loans to nursing homes and hospice care companies and leases to hospitals for equipment. These loans represented 3.7% of our total loan portfolio as of that date. Of these loans, $13.6 million, or 28.5%, were collateralized by real estate. The remainder consisted of working capital lines of credit secured by government accounts receivable, of which we are a joint payee, or by leased equipment. Loans to healthcare providers have unique credit risks. A healthcare provider’s income stream is subject to many factors beyond the control of the healthcare provider, including the risk that the provider will not be reimbursed for all services provided. The State of Illinois has experienced budget shortfalls in recent years, causing delays in state reimbursement for healthcare costs. Government reimbursement rates are also subject to change, including retroactive adjustments. For example, a significant overpayment to a healthcare provider can result in the provider owing significant governmental repayments to the federal or state government. A healthcare provider’s profitability also depends on its ability to maintain certain levels of occupancy. Unexpected declines in occupancy rates can restrict a provider’s cash flow. Any of these factors can impair the ability of our healthcare provider borrowers to make loan repayments, which could result in significant loss to us.

At December 31, 2008 we recorded a charge-off of $605,000 on a healthcare-related real estate loan, and established a specific loan loss reserve allowance in the amount of $714,000 for a second real estate loan to a healthcare provider and its affiliated entities with an aggregate principal balance of $4.2 million, due to ongoing cash flow and receivables lien priority issues, as well as the borrower’s inability to consummate pending facility sales transactions. The loans to this borrower are also partially secured by additional collateral consisting of certain personal liquid assets.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. At December 31, 2008, our allowance for loan losses was $14.7 million, representing 1.15% of total loans and 108.0% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. We also make assumptions concerning our legal positions and the priority of our interests in contested legal or bankruptcy proceedings, and at times, we may lack sufficient information to establish specific reserves for loans involved in such proceedings.

Difficult Economic Conditions Have Adversely Affected the Banking Industry

The capital, credit and financial markets have experienced significant volatility and disruption for more than a year. These conditions have had significant adverse effects on our national and local economies, including declining real estate values, a widespread tightening of the availability credit, illiquidity in certain securities markets, increasing loan delinquencies, mortgage foreclosures, personal and business bankruptcies and unemployment rates, declining consumer confidence and spending, significant write-downs of asset values by financial institutions and government-sponsored entities, and a reduction of manufacturing and service business activity and international trade. These conditions have also adversely affected the stock market generally, and have contributed to significant declines in the trading prices of financial institution stocks. We do not expect these difficult market conditions to improve over the short term, and a continuation or worsening of these conditions could exacerbate their adverse effects. The adverse effects of these condition could include increases in loan delinquencies and charge-offs, increases to the portion of our loan loss reserve that we base on national and local economic factors, increases to our specific loan loss reserves due to the impact of these conditions on specific borrowers or the collateral for their loans, declines in the value of our investment securities, increases in our cost of funds due continued aggressive deposit pricing by local and national competitors with liquidity needs, increases in regulatory and compliance costs, core deposit attrition due to this aggressive deposit pricing and/or consumer concerns about the safety of their deposits, and declines in the trading price of our common stock.

There Can Be No Assurance that the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act Will Stabilize the U.S. Economy and Financial System

The U.S. Congress enacted the EESA in response to the impact of the volatility and disruption in the capital and credit markets on the financial sector. The U.S. Department of the Treasury (the “UST”) and the federal banking regulators are implementing a number of programs under this legislation that are intended to address these conditions and the asset quality, capital and liquidity issues they have caused for certain financial institutions and to improve the general availability of credit for consumers and businesses. In addition, the U.S. Congress recently enacted the American Recovery and Reinvestment Act (“ARRA”) in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability. There can be no assurance that EESA, ARRA or the programs that are implemented under them will achieve their intended purposes. The failure of EESA, ARRA or the programs that are implemented under them to achieve their intended purposes could result in a continuation or worsening of current economic and market conditions, and this could adversely affect our financial condition, results of operations, and/or the trading price of our common stock.

Since Our Business is Concentrated in the Chicago Metropolitan Area, a Downturn in the Economy of This Area May Adversely Affect Our Business

Although we make certain types of loans and leases to borrowers located in other states, our lending and deposit gathering activities are concentrated primarily in the Chicago metropolitan area. Our success depends on the general economic conditions of this area and surrounding areas. In addition, many of the loans in our loan portfolio are secured by real estate located in the Chicago metropolitan area. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including real estate supply and demand, changes in general or regional economic conditions and unemployment rates, interest rates, governmental rules or policies and natural disasters. Adverse changes in the regional and general economy could also reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

We Hold Certain Intangible Assets That Could Be Classified As Impaired In the Future. If These Assets Are Considered to Be Either Partially or Fully Impaired In The Future, Our Earnings Could Decrease

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests its goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing incorporates the current market price of the Company’s common shares, the estimated net present value of the Company’s assets and liabilities, and information concerning the terminal valuation of similarly-situated insured depository institutions. Given that the Company’s market value was below its tangible book value at December 31, 2008, and the material decline in the trading prices of the common shares of similarly-situated and other financial institutions that has resulted from, among other things, current economic conditions, instability in global financial systems and markets, and a decline in merger and acquisition activity due to asset valuation difficulties and the supply of assets and liabilities that is expected to result from FDIC liquidation activities, it is possible that future impairment testing could result in a partial or full impairment of the value of the Company’s goodwill or core deposit intangible assets, or both. If the Company determines that an impairment exists at a given point in time, the Company’s earnings and the book value of the related intangible asset(s) will be reduced by the amount of the impairment. Notwithstanding the foregoing, the results of impairment testing on goodwill and core deposit intangible assets will have little or no impact on the Company’s tangible book value or regulatory capital levels.

If Our Investment in the Federal Home Loan Bank of Chicago Is Classified as Other-Than-Temporarily Impaired, Our Earnings Could Decrease

We own common stock of the FHLBC. We hold the FHLBC common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost and fair value of our FHLBC common stock as of December 31, 2008 was $15.6 million based on its par value. There is no market for our FHLBC common stock. Due to our receipt of stock dividends and a reduction of our outstanding FHLBC advances, we owned shares of FHLBC common stock at December 31, 2008 with a par value that was $6.2 million more than we were required to own to maintain our membership, in the Federal Home Loan Bank System and to be eligible to obtain advances (“excess” or “voluntary” capital stock). During 2006, the FHLBC undertook limited redemptions of excess or voluntary capital stock. We redeemed $9.8 million of excess or voluntary FHLBC capital stock in 2006.

On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board, now known as the Federal Housing Finance Agency (“the FHFA”). Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the FHFA (the “Director”). The order also provides that dividend declarations are subject to the prior written approval of the

Director and required the FHLBC to submit a Capital Structure Plan to the FHFA. The FHLBC has not declared any dividends since the order was issued and it has not received approval of a Capital Structure Plan. In July of 2008, the FHFA amended the order to permit the FHLBC to repurchase or redeem newly-issued capital stock to support new advances, subject to certain conditions set forth in the order. Our FHLBC common stock is not newly-issued and is not affected by this amendment.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System could have materially lower regulatory capital levels due to the application of certain accounting rules and asset quality issues. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBC, could be substantially diminished or reduced to zero. Our FHLBC common stock is accounted for in accordance with the AICPS Statement of Position (“SOP”) No. 01-6, Accounting by Certain Entities that Lend to or Finance the Activities of Others. SOP 01-6 provides that, for impairment testing purposes, the value of long term investments such as our FHLBC common stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. Consequently, if events occur that give rise to substantial doubt about the ultimate recoverability of the par value of our FHLBC common stock, this investment could be deemed to be other-than-temporarily impaired, and the impairment loss that we would be required to record would cause our earnings to decrease by the after-tax amount of the impairment loss.

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

Trading Activity in the Company’s Common Stock Could Result in Material Price Fluctuations

It is possible that trading activity in the Company’s common stock, including short-selling or significant sales by current stockholders, could result in material price fluctuations of the price per share of the Company’s common stock. In addition, such trading activity and the resultant volatility could make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price it deems appropriate, or to use its stock as consideration for an acquisition. See “Our Ability to Successfully Conduct Acquisitions Will Affect Our Ability to Grow Our Franchise and Compete Effectively in Our Marketplace”.

Our Return on Stockholders’ Equity Will Continue to Be Low Due to Our High Capital Level

Net income divided by average stockholders’ equity, known as return on equity, is a ratio that many investors use to compare the performance of a financial institution to its peers. Our capital remains relatively high by industry standards pending a more optimal deployment of the additional capital raised in our 2005 mutual-to-stock conversion. Until we can increase our net interest income and noninterest income, we expect our return on equity to continue to be below the historical industry average, which may negatively affect the value of our shares of common stock.

The Bank’s Ability to Pay Dividends is Subject to Regulatory Limitations Which, to the Extent the Company Requires Such Dividends in the Future, May Affect its Ability to Pay Dividends

The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank provide a significant source of cash for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. Under the rules of the OTS, the Bank is not permitted to pay dividends on its capital stock to the Company, its sole stockholder, if the dividend would reduce the Bank’s stockholder’s equity below the amount of the liquidation account established in connection with the mutual-to-stock conversion. The Bank may pay dividends without the approval of the OTS only if the Bank meets its applicable regulatory capital requirements before and after the payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. It is possible, depending upon the financial condition of the Bank and other factors, that the OTS could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice or refuse to issue any required prior approvals. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the potential inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

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

Our Ability to Successfully Conduct Acquisitions Will Affect Our Ability to Grow Our Franchise and Compete Effectively in Our Marketplace

On April 5, 2006, we completed the acquisition of University National Bank. We will also consider the possible acquisition of other banks, thrifts and other financial services companies in private or FDIC-assisted transactions to supplement internal growth. Our efforts to acquire other financial institutions and financial service companies may not be successful. Other potential acquirors exist for most acquisition candidates, creating competition that can affect the purchase price for which the institution can be acquired. In many cases, our competitors have significantly greater resources than we have, and greater flexibility to structure the consideration for the transaction. We may not participate in specific acquisition opportunities if we consider the proposed transaction unacceptable. We also may not be the successful bidder in acquisition opportunities that we pursue due to the willingness or ability of other potential acquirors to propose a higher purchase price or more attractive terms and conditions than we are willing or able to propose. If we are unable to or do not conduct acquisitions to supplement internal growth, our ability to deploy effectively the capital we raised in the offering, expand our geographic presence and improve our results of operations could be adversely affected.

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

FDIC Deposit Insurance Premiums Have Increased and May Increase Further in the Future

The Federal Deposit Insurance Act, as amended, requires the FDIC to maintain a reserve ratio between 1.15 and 1.50 percent. The FDIC’s board of directors must establish a designated reserve ratio within that range and sets assessment rates to meet that target within a time-frame that the board deems appropriate. If the reserve ratio falls below 1.15 percent, the FDIC’s board is required to establish a restoration plan to bring the reserve ratio back to 1.15 percent within five years. The FDIC’s reserve ratio has declined over the past year due to costs associated with bank failures and FDIC-assisted transactions, and the reserve ratio is expected to continue to decline due to future bank failures and FDIC-assisted transactions. In addition, the FDIC basic insurance coverage limit was temporarily increased to $250,000 through December 31, 2009, and certain types of deposit accounts will have unlimited deposit insurance coverage through that date. These increases have increased the aggregate amount of deposits that the FDIC insures and thus have exposed the FDIC’s deposit insurance fund to potentially greater losses. The FDIC has adopted a plan to restore the reserve ratio to the required level by increasing the deposit insurance assessment rates that it currently charges to insured depository institutions. See “Supervision and Regulation – Insurance of Deposit Accounts.” Any increase will have an adverse impact on our results of operations in 2009 and in future years, and if the FDIC is required to increase its deposit insurance assessment rate beyond the levels currently contemplated, the adverse impact will be exacerbated.

Various Factors May Make Takeover Attempts That You Want to Succeed More Difficult to Achieve, Which May Affect the Value of Shares of Our Common Stock

Provisions of our articles of incorporation and bylaws, federal regulations, Maryland law and various other factors may make it more difficult for companies or persons to acquire control of the Company without the consent of our board of directors. You may want a takeover attempt to succeed because, for example, a potential acquiror could offer a premium over the then prevailing price of our shares of common stock. The OTS regulations prohibit the direct or indirect acquisition of more than 10% of any class of equity security of a converted savings institution without the prior approval of the OTS. Provisions of our articles of incorporation and bylaws also may make it difficult to remove our current board of directors or management if our board of directors opposes the removal. We have elected to be subject to the Maryland Business Combination Act, which places restrictions on mergers and other business combinations with large stockholders. In addition, our articles of incorporation provide that certain mergers and other similar transactions, as well as amendments to our articles of incorporation, must be approved by stockholders owning at least two-thirds of our shares of common stock entitled to vote on the matter unless first approved by at least two-thirds of the number of our authorized directors, assuming no vacancies. If approved by at least two-thirds of the number of our authorized directors, assuming no vacancies, the action must still be approved by a majority of our shares entitled to vote on the matter. In addition, a director can be removed from office, but only for cause, if such removal is approved by stockholders owning at least two-thirds of our shares of common stock entitled to vote on the matter. However, if at least two-thirds of the number of our authorized directors

(assuming no vacancies) approves the removal of a director, the removal may be with or without cause, but must still be approved by a majority of our voting shares entitled to vote on the matter. Additional provisions include limitations on the voting rights of any beneficial owners of more than 10% of our common stock. Our bylaws, which can only be amended by the board of directors, also contain provisions regarding the timing, content and procedural requirements for stockholder proposals and nominations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2008 the net book value of our properties was $29.9 million. The following is a list of our offices:

Burr Ridge (Executive Office) 15W060 North Frontage Road Burr Ridge, IL 60527	Deerfield 630 N. Waukegan Road Deerfield, IL 60015	Northbrook 1368 Shermer Road Northbrook, IL 60062

Calumet City 1901 Sibley Boulevard Calumet City, IL 60409	Hazel Crest 3700 W. 183rd Street Hazel Crest, IL 60429	Olympia Fields 21110 S. Western Avenue Olympia Fields, IL 60461

Calumet Park 1333 W. 127th Street Calumet Park, IL 60827	Joliet 1401 N. Larkin Joliet, IL 60435	Orland Park 48 Orland Square Drive Orland Park, IL 60462

Chicago - Hyde Park 1354 East 55th Street Chicago, IL 60615	Lincolnshire One Marriott Drive Lincolnshire, IL 60069	Schaumburg 1005 Wise Road Schaumburg, IL 60193

Chicago - Hyde Park East 55th at Lake Park Avenue Chicago, IL 60615	Lincolnwood 3443 W. Touhy Lincolnwood, IL 60712	South Libertyville 1123 S. Milwaukee Avenue Libertyville, IL 60048

Chicago Ridge 6415 W. 95th Street Chicago Ridge, IL 60415	Naperville 1200 East Ogden Avenue Naperville, IL 60563

Chicago - Lincoln Park 2424 N. Clark Street Chicago - Lincoln Park, IL 60614	North Libertyville 1409 W. Peterson Road Libertyville, IL 60048

Except for our Chicago-Lincoln Park, Northbrook, and Hyde Park East offices, which are leased, all of our offices are owned. In addition to the above listed properties, we also operate two Express Branch facilities and two remote ATMs on sites where we do not have a full service banking office.

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

Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of December 31, 2008 was 1,965. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information provided by the Nasdaq Stock Market for the Company’s common stock and cash dividends paid for the periods ended December 31, 2008 and 2007.

2007 and 2008 Quarterly Periods	High	Low	Close	Cash Dividends Paid
Quarter ended December 31, 2008	$14.99	$9.07	$10.19	$0.07
Quarter ended September 30, 2008	15.98	12.70	14.68	0.07
Quarter ended June 30, 2008	16.16	13.00	13.01	0.07
Quarter ended March 31, 2008	16.44	13.66	15.91	0.07

Quarter ended December 31, 2007	$16.67	$14.54	$15.82	$0.07
Quarter ended September 30, 2007	16.39	13.01	15.82	0.07
Quarter ended June 30, 2007	16.75	15.45	15.45	0.07
Quarter ended March 31, 2007	17.98	16.10	16.27	0.07

For a discussion of the Bank’s ability to pay dividends, see Part I, Item I, Business - “Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities

The Company had no sales of unregistered stock during the quarter ended December 31, 2008.

Repurchases of Equity Securities

The following table sets forth information in connection with the repurchases of our common stock that were made pursuant to our stock repurchase program during the fourth quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
October 1, 2008 through October 31, 2008	54,200	$11.323	54,200	265,600
November 1, 2008 through November 30, 2008	55,500	$10.405	55,500	1,450,500
December 1, 2008 through December 31, 2008	8,000	$9.393	8,000	1,442,500

Totals	117,700	$10.759	117,700

(1)	Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. In accordance with this authorization, we had repurchased 3,604,923 shares of our common stock as of December 31, 2008. The current share repurchase authorization will expire on May 15, 2009, unless extended.

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

BANKFINANCIAL CORPORATION

TOTAL RETURN INDEX SUMMARY

	12/31/2008	12/31/2007	12/31/2006	12/31/2005	6/24/2005
BankFinancial Corporation	78.58	119.65	132.36	107.94	100.00
Russell 2000 Index	82.93	125.24	127.24	107.49	100.00
NASDAQ Bank Index	67.51	88.74	113.88	102.58	100.00
America’s Community Bankers NASDAQ Index	69.51	86.43	114.92	103.69	100.00

ITEM 6.	SELECTED FINANCIAL DATA

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

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,554,701	$1,480,544	$1,613,298	$1,614,436	$1,492,782
Loans, net	1,267,968	1,253,999	1,330,091	1,231,891	1,091,952
Loans held-for-sale	872	173	298	375	5,531
Securities available-for-sale at fair value	124,919	77,049	117,853	248,238	268,093
Goodwill	22,566	22,566	22,579	10,865	10,865
Core deposit intangible	5,985	7,769	9,648	8,248	9,882
Deposits	1,069,855	1,073,650	1,129,585	1,067,874	1,115,696
Borrowings	200,350	96,433	138,148	191,388	264,742
Equity	266,791	291,137	326,015	328,777	94,888

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Selected Operating Data:

Interest and dividend income	$77,960	$91,953	$94,086	$80,212	$66,738
Interest expense	25,667	38,304	37,489	28,802	23,470

Net interest income	52,293	53,649	56,597	51,410	43,268
Provision (credit) for loan losses	5,092	697	(136)	518	(22)

Net interest income after provision (credit) for loan losses	47,201	52,952	56,733	50,892	43,290
Noninterest income	9,984	9,648	10,509	8,665	8,618
Noninterest expense (1)	88,622	52,482	52,370	44,206	50,715

Income (loss) before income tax expense	(31,437)	10,118	14,872	15,351	1,193
Income tax expense (benefit)	(12,048)	2,963	4,826	4,278	(264)

Net income (loss)	$(19,389)	$7,155	$10,046	$11,073	$1,457

Basic earnings (loss) per common share	$(0.98)	$0.35	$0.45	$0.29	N.A.
Diluted earnings (loss) per common share	$(0.98)	$0.35	$0.45	$0.29	N.A.

N.A. - Not applicable

N.M. - Not meaningful

(footnotes on following page)

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	(1.33)%	0.47%	0.61%	0.70%	0.10%
Return on equity (ratio of net income (loss) to average equity)	(6.84)	2.30	3.02	5.18	1.54
Net interest rate spread (2)	3.35	2.94	2.89	3.04	2.96
Net interest margin (3)	3.88	3.78	3.68	3.44	3.14
Efficiency ratio (4)	142.30	82.91	78.04	73.58	97.74
Noninterest expense to average total assets	6.06	3.42	3.19	2.79	3.46
Average interest-earning assets to average interest-bearing liabilities	127.85	130.95	132.67	120.45	110.49
Dividends declared per share	$0.28	$0.28	$0.18	$—	N.A.
Dividend payout ratio	N.M.	90.6%	44.3%	—	N.A.

Asset Quality Ratios:
Nonperforming assets to total assets	0.94%	0.87%	0.57%	0.36%	0.44%
Nonperforming loans to total loans	1.07	0.95	0.69	0.46	0.59
Allowance for loan losses to nonperforming loans	107.97	91.65	115.13	201.19	168.90
Allowance for loan losses to total loans	1.15	0.87	0.79	0.93	1.00
Net charge-offs (recoveries) to average loans outstanding	0.11	0.02	0.07	0.00	0.09

Capital Ratios:
Equity to total assets	17.16%	19.66%	20.21%	20.36%	6.36%
Average equity to average assets	19.39	20.32	20.25	13.48	6.45
Tier 1 leverage ratio (bank only)	12.08	13.95	15.05	13.82	7.12

Other Data:
Number of full service offices	18	18	18	16	16
Employees (full time equivalents)	393	425	438	451	446

(1)	Noninterest expense for the years ended December 31, 2008 and 2004 includes $35.9 million and $8.8 million, respectively, of impairment loss on securities available-for-sale.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows focuses on the factors affecting our consolidated financial condition at December 31, 2008 and 2007, and our consolidated results of operations for the years ended December 31, 2008, 2007 and 2006. The consolidated financial statements and related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.

Overview

Loans. Net loans receivable increased $14.0 million, or 1.1%, to $1.268 billion at December 31, 2008, from $1.254 billion at December 31, 2007. The increase in net loans receivable was primarily due to planned growth in commercial leases, multi-family real estate loans and non-residential real estate loans, offset by planned reductions in construction and land loans and one- to four family residential mortgage loans. Commercial leases increased by $31.0 million, multi-family real estate loans increased by $13.9 million, and non-residential real estate loans increased by $16.4 million. Construction and land loans decreased by $15.0 million, and one- to four-family residential mortgage loans decreased by $21.5 million. Commercial loans decreased by $5.7 million primarily due to declines in healthcare loan exposures. Future loan growth could be adversely affected by our unwillingness to compete for loans by relaxing our historical underwriting standards.

Securities Available for Sale. Net securities available-for-sale increased $47.9 million, or 62.1%, to $124.9 million at December 31, 2008, from $77.0 million at December 31, 2007. The primary reason for the increase was our purchase of $103.0 million in securities available-for-sale, offset by $25.2 million of principal repayments and maturities on securities available-for-sale and a $35.9 million pre-tax impairment loss that we recorded on our holdings of Freddie Mac preferred stocks after Freddie Mac was placed into conservatorship.

Deposits. Deposits decreased $3.8 million, or 0.4%, to $1.070 billion at December 31, 2008, from $1.074 billion at December 31, 2007, due in part to our decision to enhance the composition and reduce the cost of our deposits by diminishing our competitive position for deposits in excess of historical federal deposit insurance limits and reducing interest rates on our highest-balance checking and money market deposit accounts consistent with the overall declines in U.S. interest rates. Total core deposits (savings, money market, noninterest-bearing demand and NOW accounts) decreased as a percentage of total deposits, representing 65.0% of total deposits at December 31, 2008, compared to 71.3% of total deposits at December 31, 2007.

Borrowings. Borrowings increased $103.9 million, or 107.8%, to $200.4 million at December 31, 2008, from $96.4 million at December 31, 2007. The increase in borrowings was due in substantial part to an increase in wholesale borrowings to temporarily replace planned reductions in high-balance deposit accounts and to purchase securities.

Stockholders’ Equity. Total stockholders’ equity was $266.8 million at December 31, 2008, compared to $291.1 million at December 31, 2007. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 549,700 shares of our common stock for a total cost of $7.7 million, the declaration and payment of cash dividends totaling $6.1 million, and the $19.4 million net loss that we recorded for 2008. These items were partially offset by a $3.5 million increase in accumulated other comprehensive income, and a $4.4 million increase in additional paid in capital resulting from the vesting of stock-based compensation and ESOP shares earned. The unallocated shares of common stock that our ESOP owns were reflected as a $16.1 million reduction to stockholders’ equity at December 31, 2008, compared to a $17.1 million reduction to stockholders’ equity at December 31, 2007.

Net Income (Loss). We had a net loss of $19.4 million for the year ended December 31, 2008, compared to net income of $7.2 million and $10.0 million in 2007 and 2006, respectively. The net loss was due in substantial part to a $35.9 million pre-tax impairment loss that we recorded on our holdings of Freddie Mac preferred stocks after Freddie Mac was placed into conservatorship. Our basic loss per common share was $0.98 for the year ended December 31, 2008, compared to basic earnings per common share of $0.35 and $0.45 for the years ended December 31, 2007 and 2006, respectively.

Net Interest Income. Net interest income decreased $1.4 million to $52.3 million for the year ended December 31, 2008, from $53.6 million for 2007. The decrease was due in substantial part to an $11.6 million decrease in interest earned on loans receivable resulting from a $55.8 million decline in the average loans receivable balance, a 64 basis point decrease in the average yield on loans receivable due to declining market interest rates, Freddie Mac’s suspension of dividends on its preferred stocks beginning the third quarter of 2008, and the FHLBC’s suspension of dividends on its common stock beginning the fourth quarter of 2007. These decreases were partially offset by an $11.4 million decrease in interest expense on deposits.

Provision for Loan Losses. We recorded a provision for loan losses of $5.1 million for the year ended December 31, 2008, compared to a provision for loan losses of $697,000 for 2007 and a credit for loan losses of $136,000 for 2006. The provision for loan losses reflects a $1.8 million increase in the general portion of the allowance for loan losses that we establish pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, due to deteriorating national and local economic conditions, a $1.9 million increase in the portion of the allowance for loan losses that we allocate to impaired loans pursuant to SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and $1.4 million in net charge offs.

Noninterest Income. Noninterest income totaled $10.0 million for the year ended December 31, 2008, compared to $9.6 million for 2007 and $10.5 million for 2006. Our noninterest income for 2008 included a $1.4 million pre-tax gain on the sale of shares of Visa, Inc. Class B common stock that we received in connection with Visa, Inc.’s initial public offering, and a $1.2 million pre-tax gain on additional shares of Visa. Inc. Class B common stock that were allocated to us in the initial public offering and are currently held in a litigation escrow under Visa Inc.’s retrospective responsibility plan. The gain that we recorded on the shares held in litigation escrow represents a reduction of our obligation to indemnify Visa USA under the retrospective responsibility plan.

Noninterest Expense. Noninterest expense for the year ended December 31, 2008 was $88.6 million, compared to $52.5 million for 2007 and $52.4 million for 2006. The increase was primarily due to a $35.9 million pre-tax impairment loss that we recorded on our holdings of Freddie Mac preferred stocks after Freddie Mac was placed into conservatorship, and a $2.0 million pre-tax loss on the early extinguishment of borrowings that we recorded in connection with the prepayment of a $25 million FHLBC term advance. Results for 2007 included a $1.2 million pre-tax charge, which reflected the proportionate share of Visa USA’s estimated litigation obligations that was allocated to us under Visa Inc.’s retrospective responsibility plan.

Income Taxes. We recorded an income tax benefit of $12.0 million for the year ended December 31, 2008, compared to income tax expense of $3.0 million and $4.8 million for 2007 and 2006, respectively. The income tax benefit was due in substantial part to the impairment loss that we recorded on our holdings of Freddie Mac preferred stocks.

Key Strategic Initiatives And Events

Stock Repurchase Program. Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The repurchase authorization will expire on May 15, 2009, unless extended by the Board of Directors. As of December 31, 2008, the Company had repurchased 3,604,923 shares of its common stock out of the 5,047,423 shares that have been authorized for repurchase.

Quarterly Cash Dividends. Our Board of Directors declared four quarterly cash dividends of $0.07 per share during 2008. Cash dividends totaling $6.1 million were paid in 2008. On January 28, 2009, the Board of Directors declared a quarterly cash dividend of $0.07 per share that is payable on March 6, 2009.

Equity Incentive Plan. On June 27, 2006, our stockholders approved the BankFinancial Corporation 2006 Equity Incentive Plan (the “2006 EIP”), which authorized the Human Resources Committee of the Board of Directors to grant a variety of cash-based and equity-based incentive awards, including stock options, stock appreciation rights, restricted stock, performance shares and other incentive awards, to employees and directors aggregating up to 3,425,275 shares of our common stock. The 2006 EIP was established by the Board of Directors to promote the long-term financial success of the Company, to attract, retain and reward persons who can and do contribute to such success, and to further align the participants’ interests with those of our stockholders. The Human Resources Committee has awarded stock options to purchase 2,358,604 shares of our common stock and 833,450 shares of restricted stock to certain employees and directors of the Company pursuant to the 2006 EIP.

Economic and Competitive Conditions

General financial and credit conditions exhibited significant uncertainty and distress as 2008 progressed. In general, however, pricing and underwriting terms and conditions for multifamily and commercial real estate loans and commercial leases became more favorable, especially in the latter half of the year. Pricing for residential and consumer loans improved as well, but market conditions and the Bank’s underwriting standards resulted in comparatively little demand for the Bank’s traditional adjustable-rate residential portfolio assets. Price competition for local deposits, whether low-balance core deposits, certificates of deposits or high-balance, high-yield transaction accounts, steadily increased during the year despite the dramatic changes in U.S. Federal Reserve monetary policy and the U.S. Treasury yield curve. Higher unemployment rates began to negatively affect consumer spending, and these factors could have adverse effects on apartment building and commercial real estate occupancy levels in 2009.

We experienced modest growth in our multifamily loan portfolio, in substantial part due to a careful expansion of our geographic market territory that we began several years ago. Our research and experience indicate that certain markets in the central United States exhibit more favorable pricing and underwriting conditions than those available in the Chicago metropolitan market; accordingly, we have gradually established relationships with market participants in selected metropolitan markets within reasonable travel distance from Chicago. We expect to continue this expansion within the existing markets and in new markets based on our ongoing internal and third-party due diligence results as long as the required pricing and underwriting conditions remain available.

We experienced modest growth in our commercial real estate portfolio, principally due to internal expansion by existing customers as well as a favorable impact from certain competitors’ inability to increase or renew commercial credit exposures. Given economic conditions, however, we do not expect material growth in this portfolio absent a significant favorable shift in competitor behavior in our local Chicago metropolitan market.

Our construction loan portfolio continued to decline due to project sales activity, though the pace of sales activity slowed meaningfully in the second half of 2008. We discouraged any new residential construction loans and we had limited interest in site acquisition loans for future construction. Demand for non-residential construction loans also diminished and we expect the balances in all construction loan categories to decline further in 2009.

We experienced reasonably strong growth in the commercial lease portfolio due principally to continuing demand for technology assets and the impact of credit market disruption on non-bank competitors. In addition, we experienced more limited growth in new commercial loans due to increased marketing and credit facility usage by existing customers, but this growth was offset by continuing declines in selected health-care credit exposures. We will continue to focus on expanding our commercial lending to our commercial lease customers and local businesses to the extent that economic and credit conditions are favorable.

Our overall loan portfolio quality was stable in 2008. The net increase in non-accrual loans and a related increase to loan loss reserves resulted primarily from the death of one residential construction loan borrower and the estate’s inability to maintain debt service on the completed residence, together with the widely-known distressed sale nature of the collateral disposition. In addition, acting on the premise that bankruptcy protection litigation may become necessary, we established a specific loan loss reserve and recorded a charge-off on two health care-related real estate loans due to ongoing cash flow issues and lien priority issues concerning future accounts receivables, as well as the borrower’s inability to consummate pending facility sales transactions. We are generally comfortable with the quality of our loan portfolio exposures for 2009 subject to the foregoing concerns on general economic conditions.

As we expected, pursuant to our model, our general loan loss reserves continued to increase materially due to the changes in national and local economic risk factors. We continue to believe that adherence to our historical loan underwriting standards remains appropriate, though our credit analyses incorporate somewhat more pessimistic assumptions given the negative trends in these risk factors.

Deposits declined slightly in 2008, as modest growth in our deposit balances under $250,000 (the new FDIC insurance limit) was offset by declines in high-yielding transaction accounts with balances in excess of $250,000. Our customer retention efforts for balances under $250,000 were successful, though the migration rate from lower-yielding accounts accelerated compared to 2007. Given the material uncertainties regarding institutional liquidity and funding pressures, we expect that price competition for deposits from all sources will exhibit considerable volatility in 2009.

Our net interest margin and net interest spread were relatively stable during the year. Nonetheless, we believe that such behavior may not necessarily continue because of further reductions in our construction and healthcare loan portfolios and continued deposit-pricing pressures. These factors could be offset by a favorable interest rate environment and continued favorable commercial credit spreads on multifamily real estate loans and commercial leases.

Non-interest income increased slightly in 2008 due to one-time gains on securities and VISA stock. Deposit fees continued a gradual decline as customers minimize their transaction costs. Wealth Management performed consistent with our original expectations for 2008 despite the adverse investment climate. We expect that income from gains on sales of fixed-rate loans and the related loan servicing rights could increase in 2009, but any increase will likely be at least partially offset by accelerated amortization of our portfolio of loan servicing rights. In general, we expect most categories of other recurring income will remain constant or experience only slight growth. Income from Bank Owned Life Insurance (“BOLI”) was stable in 2008, but we expect to take all necessary measures in 2009 to continue to preserve the original amount invested in BOLI and the downside protections afforded by the policy’s stable value contract, including a potential surrender of the BOLI policy, and will accept such volatility to BOLI earnings as may result from these actions.

Non-interest expense increased significantly due to a $36 million impairment loss on Freddie Mac preferred stocks and a $2 million expense relating to the prepayment of a $25 million Federal Home Loan Bank term advance. Excluding these items, non-interest expense remained well contained as we continued our focus on improving efficiency through operational reviews and technology deployments. We expect expenses related to multi-state loan and lease originations, deposit marketing and technology to increase, but we also expect significant partial expense offsets arising from the completion of our operational reviews in departments with recently completed technology deployments. We also expect a material increase in FDIC insurance assessments due to recent and anticipated significant increases in deposit insurance premium rates.

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

Investment Securities. The classification and accounting for investment securities are discussed in detail in Note 1 of the Consolidated Financial Statements presented elsewhere herein. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. We evaluate marketable investment securities with significant declines in fair value as required to determine whether they should be considered other-than-temporarily impaired. Impairment losses must be recognized in current earnings rather than in other comprehensive income (loss). Investment securities are discussed in more detail in Note 4 to the Consolidated Financial Statements presented elsewhere herein.

Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Our allowance for loan losses provides for probable incurred losses based upon evaluations of known and inherent risks in the loan portfolio. We review the level of the allowance on a quarterly basis and establish the provision for loan losses based upon historical loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors to assess the adequacy of the allowance for loan losses. Among the material estimates that we must make to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on affected loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to us to establish the allowance for loan losses, future adjustments to the allowance may be necessary if borrower financial, collateral valuation or economic conditions differ substantially from the information and assumptions used in making the evaluation. In addition, as an integral part of their examination process, our regulatory agencies periodically review the allowance for loan losses. These agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Intangible Assets. Acquisitions accounted for under purchase accounting must follow SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires us to record as assets on our financial statements both goodwill, an intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired, and identifiable intangible assets such as core deposit intangibles and non-compete agreements. Under SFAS No. 142, we evaluate goodwill at least annually, or when business conditions suggest an impairment may have occurred and we will reduce its carrying value through a charge to earnings if impairment exists. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by us to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates that we used to determine the carrying value of our goodwill and identifiable intangible assets or which otherwise adversely affect their value or estimated lives could have a material adverse impact on our results of operations. As of December 31, 2008, our intangible assets consisted of goodwill of $22.6 million and core deposit intangibles of $6.0 million.

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

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. No valuation allowances were required at December 31, 2008. Although we have determined a valuation allowance is not required for any deferred tax assets at December 31, 2008, there is no guarantee that a valuation allowance will not be required in the future.

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

Balance Sheet

Total assets increased $74.2 million, or 5.0%, to $1.555 billion at December 31, 2008, from $1.481 billion at December 31, 2007. The principal reasons for the increase in total assets were increases in securities available for sale and loans receivable.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together make up approximately 74.2% of gross loans. Net loans receivable increased $14.0 million, or 1.1%, to $1.268 billion at December 31, 2008, from $1.254 billion at December 31, 2007. The increase in net loans receivable was primarily due to planned growth in commercial leases, multi-family real estate loans and non-residential real estate loans, offset by planned reductions in construction and land loans and one- to four family residential mortgage loans. Commercial leases increased by $31.0 million, multi-family real estate loans increased by $13.9 million, and non-residential real estate loans increased by $16.4 million. Construction and land loans decreased by $15.0 million, and one- to four-family residential mortgage loans decreased by $21.5 million. Commercial loans decreased by $5.7 million primarily due to declines in healthcare loan exposures. Future loan growth could be adversely affected by our unwillingness to compete for loans by relaxing our historical underwriting standards.

Our allowance for loan losses increased by $3.7 million, from $11.1 million at December 31, 2007 to $14.7 million at December 31, 2008, due principally to a $1.9 million increase in the portion of the allowance for loan losses that we allocate to impaired loans pursuant to SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and a $1.8 million net increase in the general loan loss reserves that we establish pursuant to SFAS No. 5, Accounting for Contingencies, based on adverse changes to the national and local economic data that we use in our model for determining the proper level of general reserves. As of December 31, 2008, the specific reserves that we allocated to impaired loans pursuant to SFAS No. 114, totaled $2.7 million. The increase in the portion of the allowance for loan losses that we allocate to impaired loans resulted primarily from the death of one residential construction loan borrower, the estate’s inability to maintain debt service on the completed residence, and the widely known distressed sale nature of the collateral disposition. In addition, acting on the premise that the borrower may need to seek bankruptcy protection, we established a specific loan loss reserve and recorded a charge-off on two healthcare-related real estate loans to a healthcare provider and its affiliated entities due to ongoing cash flow and receivables lien priority issues, as well as the borrower’s inability to consummate pending facility sales transactions.

Net securities available-for-sale increased by $47.9 million, or 62.1%, to $124.9 million at December 31, 2008, from $77.0 million at December 31, 2007. The increase was primarily due to the purchase of $103.0 million in securities available-for-sale, offset by principal repayments on and maturities of $25.2 million in securities available-for-sale, and a $35.9 million pre-tax impairment loss that we recorded on our holdings of Freddie Mac preferred stocks following certain actions that were announced by the United States Department of the Treasury (“UST”) and the FHFA on September 7, 2008, including the placing of Freddie Mac into conservatorship, the issuance of new shares of Freddie Mac preferred stock to the UST that are senior to all previously issued shares, and the suspension of dividends on all previously issued shares.

Cash and cash equivalents increased by $381,000 to $29.3 million at December 31, 2008, compared to $28.9 million at December 31, 2007. Other assets increased by $12.7 million, or 95.8%, to $26.0 million at December 31, 2008, from $13.3 million at December 31, 2007, principally due to an increase in deferred tax assets relating to the impairment charge that we recorded on our Freddie Mac preferred stocks.

Deposits decreased $3.8 million, or 0.4%, to $1.070 billion at December 31, 2008, from $1.074 billion at December 31, 2007, due in part to our decision to enhance the composition and reduce the cost of our deposits by diminishing our competitive position for deposits in excess of historical federal deposit insurance limits and reducing interest rates on our highest-balance checking and money market deposit accounts consistent with the overall declines in U.S. interest rates. Total core deposits (savings, money market, noninterest-bearing demand and NOW accounts) decreased as a percentage of total deposits, representing 65.0% of total deposits at December 31, 2008, compared to 71.3% of total deposits at December 31, 2007.

Borrowings increased $103.9 million, or 107.8%, to $200.4 million at December 31, 2008, from $96.4 million at December 31, 2007. The increase in borrowings was due in substantial part to an increase in wholesale borrowings to temporarily replace planned reductions in high-balance deposit accounts and to purchase securities. Additionally, fixed-rate advances due within one year increased by $85.0 million to $95.0 million at December 31, 2008.

Total stockholders’ equity was $266.8 million at December 31, 2008, compared to $291.1 million at December 31, 2007. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 549,700 shares of our common stock for a total cost of $7.7 million, the declaration and payment of cash dividends totaling $6.1 million, and the $19.4 million net loss that we recorded for 2008. These items were partially offset by a $3.5 million increase in accumulated other comprehensive income, and a $4.4 million increase in additional paid in capital resulting from the vesting of stock-based compensation and ESOP shares earned. The unallocated shares of common stock that our ESOP owns were reflected as a $16.1 million reduction to stockholders’ equity at December 31, 2008, compared to a $17.1 million reduction to stockholders’ equity at December 31, 2007.

Loan Portfolio

We originate multi-family mortgage loans, nonresidential real estate loans, commercial loans, commercial leases, and construction and land loans. In addition, we originate one- to four-family residential mortgage loans and consumer loans, and purchase and sell loan participations from time to time. The following briefly describes our principal loan products.

Multi-family Mortgage Loans. Loans secured by multi-family mortgage loans totaled approximately $305.3 million, or 23.8%, of our total loan portfolio, at December 31, 2008. At December 31, 2008, $52.1 million of our multi-family loan portfolio was on loans outside of Illinois, this represents 17.0% of our multi-family portfolio and 4.1% of our total loan portfolio. Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. The majority of our multi-family mortgage loans have adjustable interest rates following an initial fixed-rate period, typically between three and five years.

Nonresidential Real Estate Loans. Loans secured by nonresidential real estate totaled $342.3 million, or 26.7%, of our total loan portfolio, at December 31, 2008. We emphasize nonresidential real estate loans with initial principal balances between $1.0 million and $5.0 million. The nonresidential real estate properties securing these loans are predominantly office buildings, light industrial buildings, shopping centers and mixed-use developments, and to a lesser extent, more specialized properties such as nursing homes and other healthcare facilities. Substantially all of our nonresidential real estate loans are secured by properties located in our primary market area. Our nonresidential real estate loans are typically written as three- or five-year adjustable-rate mortgage loans or mortgage loans with balloon maturities of three or five years. Amortization of these loans is typically based on 20- to 25-year payout schedules. We also originate some 15-year fixed-rate, fully amortizing loans.

Commercial Loans. Commercial loans totaled $77.6 million, or 6.1%, of our total loan portfolio, at December 31, 2008. This total includes unsecured commercial loans with an aggregate outstanding balance of $9.4 million. We generally make commercial loans to customers in our primary market area to finance equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to five years. The loans either are negotiated on a fixed-rate basis, or carry adjustable interest rates indexed to a lending rate that is determined internally or based on a short-term market rate index.

Commercial Leases. Commercial leases totaled $175.8 million, or 13.7%, of our total loan portfolio, at December 31, 2008. Our commercial leases are secured primarily by technology equipment, material handling equipment, and other capital equipment through an assignment of the lease and the grant of a security interest in the leased equipment. Leases generally are non-recourse to the leasing company. Consequently, we underwrite leases by examining the creditworthiness of the lessee rather than the lessor. The lessee generally agrees to send the lease payments directly to us. As of December 31, 2008, 60.8% of our commercial lease portfolio involved lessees with investment-grade rated public debt, 34.0% involved publicly-traded lessees with no public debt and thus no public debt rating, and 5.2% involved privately-held lessees or lessees with a below investment-grade public debt rating. Ratings are determined by Moody’s, Standard & Poors, Fitch, AM Best’s or an equivalent rating firm. Commercial leases typically have a maximum maturity of seven years and we limit our maximum outstanding credit exposure to $10.0 million to any single entity. Leases to companies with no public debt ratings generally involve companies with a net worth in excess of $25.0 million and typically have a maximum maturity of five years.

Construction and Land Loans. Construction and land loans totaled $49.5 million, or 3.9%, of our total loan portfolio at December 31, 2008. These loans generally consist of land acquisition loans to help finance the purchase of land intended for further development, including single-family homes, multi-family housing and commercial income property, development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder, often in conjunction with development loans. In general, the maximum loan-to-value ratio for raw land acquisition loan is 65% of the appraised value of the property, and the maximum term of these loans is two years. The maximum amount loaned on a development loan is generally limited to the cost of the land and public improvements, and advances are made in accordance with a schedule reflecting the cost of the improvements. Advances are generally limited to 90% of actual construction costs and, as required by applicable regulations, a 75% loan to completed appraised value ratio. We have discouraged new residential construction lending for the past several years and have had only limited interest in site acquisition loans for future construction.

One- to Four-Family Residential Mortgage Lending. Conforming and non-conforming fixed-rate and adjustable-rate residential mortgage loans totaled $323.7 million, or 25.3%, of our total loan portfolio at December 31, 2008, including home equity loans and lines of credit totaling $16.1 million, or 1.3%, of our total loan portfolio, and $78.0 million, or 6.1%, of our total loan portfolio, respectively. We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which is currently $417,000 for single-family homes. Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%. At December 31, 2008, our adjustable-rate residential mortgage loan portfolio totaled $138.0 million, and included $48.1 million in loans that reprice once a year and $89.9 million in loans that reprice periodically after an initial fixed-rate period of three years or more. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence.

We also originate loans above conforming limits, referred to as “jumbo loans,” that are underwritten to the credit standards of Fannie Mae given the demand for these loans in the Chicago metropolitan area. We also originate loans that do not fully meet the credit standards of Fannie Mae if they are deemed to be acceptable risks given their favorable compensating risk factors. In general, we do not originate or purchase loans with underwriting characteristics that, taken together, are materially lower than the credit standards of Fannie Mae, and as part of the underwriting process, consider the availability of purchasers for jumbo and other nonconforming loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One- to four-family residential	$323,713	25.27%	$345,245	27.33%	$397,545	29.71%	$404,196	32.63%	$362,701	32.97%
Multi-family mortgage	305,318	23.84	291,395	23.07	297,131	22.20	280,238	22.62	241,713	21.97
Nonresidential real estate	342,276	26.72	325,885	25.80	320,729	23.97	275,418	22.23	277,380	25.22
Construction and land	49,511	3.87	64,483	5.10	85,222	6.37	80,705	6.52	59,369	5.40
Commercial loans	77,559	6.05	83,233	6.59	89,346	6.68	68,988	5.58	63,727	5.79
Commercial leases	175,804	13.72	144,841	11.47	139,164	10.40	121,898	9.84	86,362	7.85
Consumer	2,655	0.21	3,506	0.28	4,045	0.30	2,022	0.16	2,755	0.25
Other (1)	4,120	0.32	4,544	0.36	4,959	0.37	5,219	0.42	6,044	0.55

Total loans	1,280,956	100.00%	1,263,132	100.00%	1,338,141	100.00%	1,238,684	100.00%	1,100,051	100.00%

Loans in process	(154)		(168)		148		2,180		824
Net deferred loan origination costs	1,912		2,086		2,424		2,541		2,096
Allowance for loan losses	(14,746)		(11,051)		(10,622)		(11,514)		(11,019)

Total loans, net	$1,267,968		$1,253,999		$1,330,091		$1,231,891		$1,091,952

(1)	Includes municipal loans.

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2008. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Within One Year	One Year Through Five Years	Beyond Five Years	Total
	(Dollars in thousands)

Scheduled Repayments of Loans:
One- to four-family residential	$31,613	$59,241	$232,859	$323,713
Multi-family mortgage	29,003	110,382	165,933	305,318
Nonresidential real estate	110,219	216,654	15,403	342,276
Construction and land	47,856	1,655	—	49,511
Commercial loans, leases and other	149,062	105,329	3,092	257,483
Consumer	1,104	1,054	497	2,655

Total loans	$368,857	$494,315	$417,784	$1,280,956

				Total
Loans maturing after one year:
Predetermined (fixed) interest rates				$493,143
Adjustable interest rates				418,956

Total loans				$912,099

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we believe that there is sufficient reason to question the borrower’s ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting polices. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection or; (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At December 31, 2008, we had one loan in this category, compared to none in 2007. The loan is a $2.7 million multifamily loan secured by an apartment building located in a northern suburb of Chicago. The borrower made a payment in January 2009 that was scheduled for December 2008, and is currently expected to continue making scheduled payments. It is possible that this loan will placed on non-accrual status at a future date depending on the borrower’s responsiveness to our requirements and collection efforts. For comparative purposes, this loan was on non-accrual status at December 31, 2007.

At December 31, 2008, we had nonaccrual loans of $13.7 million, an increase of $1.6 million from December 31, 2007. Increases in nonaccrual loans occurred in construction loans ($4.2 million), non-residential real estate loans ($138,000), and one-to-four family loans ($9,000). Decreases in non-accrual loans occurred in multi-family loans ($2.1 million), commercial loans ($610,000) and commercial leases ($7,000). At December 31, 2008, no accrued interest on nonaccrual loans had been recognized.

The increase in nonaccrual loans was primarily due to our placing on non-accrual status a total credit relationship of $3.7 million that is secured by a completed single-family residence and a parcel of vacant land zoned for commercial development, both of which are located in the northern suburbs of Chicago. We placed the loan on non-accrual status due to the death of the borrower and the inability of the borrower’s estate to continue debt service payments. The completed residence is currently under a contract for sale and the sale is scheduled to close by the end of first quarter of 2009; the proceeds of the sale are expected to substantially reduce the net credit exposure. However, there can be no assurance that the closing of the sale will in fact occur.

Real estate acquired through foreclosure or deed in lieu of foreclosure is classified as real estate owned (“REO”) until it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less the estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At December 31, 2008, we had REO consisting of three one- to four- family residential properties with a fair value of $588,000, one multi-family property with a fair value of $133,000, and one land parcel with a fair value of $234,000. The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets at the dates indicated.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Nonaccrual loans:
One- to four-family residential	$2,205	$2,196	$2,212	$1,484	$1,725
Multi-family mortgage	2,101	4,186	1,165	477	1,226
Nonresidential real estate	2,961	2,823	4,378	2,464	2,093
Construction and land	5,145	988	—	—	—
Commercial loans	1,141	1,751	1,419	1,159	1,259
Commercial leases	105	112	47	139	221
Consumer	—	2	5	—	—

Total nonperforming loans	13,658	12,058	9,226	5,723	6,524

Real estate owned:
One- to four-family residential	588	252	—	153	—
Multi-family mortgage	133	—	—	—	—
Nonresidential real estate	—	568	—	—	—
Construction and land	234	—	—	—	—
Consumer	—	—	—	—	—

Total real estate owned	955	820	—	153	—

Total nonperforming assets	$14,613	$12,878	$9,226	$5,876	$6,524

Ratios:
Nonperforming loans to total loans	1.07%	0.95%	0.69%	0.46%	0.59%
Nonperforming assets to total assets	0.94	0.87	0.57	0.36	0.44

Risk Classification of Assets

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in assets classified as substandard with the added characteristic that the weaknesses present also make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.

Based on a review of our assets at December 31, 2008, classified assets consisted of substandard assets of $27.0 million and doubtful assets of $1.5 million, and we had no loans classified as loss assets. Classified assets included $10.8 million of nonperforming loans, and substandard assets included $4.2 million of loans to healthcare providers. As of December 31, 2008, we recorded a charge-off of $605,000 and established a specific reserve of $714,000 on a total credit exposure of $4.2 million to a healthcare provider and its affiliated entities, acting on the premise that the borrower may need to seek bankruptcy protection due to ongoing cash flow issues and lien priority issues concerning future accounts receivables, as well as our concerns about the borrower’s ability to consummate a pending sale of the facilities. As of December 31, 2008, we had $30.9 million of assets designated as special mention, which included $9.8 million of loans to healthcare providers.

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

We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors that, in our judgment, deserve current recognition in estimating probable incurred losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of two components:

•

specific allowances established for any impaired multi-family mortgage, nonresidential real estate, construction and land, commercial, and commercial lease loans for which the recorded investment in the loan exceeds the measured value of the loan; and

•

general allowances for loan losses for each loan type based on historical loan loss experience; and adjustments to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable incurred losses for each loan type.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$11,051	$10,622	$11,514	$11,019	$12,034

Charge-offs:
One- to four-family residential	(248)	(10)	—	—	—
Multi-family mortgage	(169)	—	—	—	—
Nonresidential real estate	(605)	—	—	—	(1,127)
Construction and land	(115)	—	—	—	—
Commercial loans	(130)	(237)	(946)	(49)	(218)
Commercial leases	—	—	—	—	—
Consumer	(146)	(58)	(26)	(66)	(48)

Total charge-offs	(1,413)	(305)	(972)	(115)	(1,393)

Recoveries:
One- to four-family residential	1	—	—	—	68
Multi-family mortgage	—	—	—	—	—
Nonresidential real estate	4	—	—	—	—
Construction and land	—	—	—	—	—
Commercial loans	1	14	—	88	311
Commercial leases	—	—	—	—	—
Consumer	10	23	4	4	21

Total recoveries	16	37	4	92	400

Net charge-offs	(1,397)	(268)	(968)	(23)	(993)
Allowance of acquired bank	—	—	212	—	—
Provision (credit) for loan losses	5,092	697	(136)	518	(22)

Balance at end of year	$14,746	$11,051	$10,622	$11,514	$11,019

Ratios:
Net charge-offs to average loans outstanding	0.11%	0.02%	0.07%	0.00%	0.09%
Allowance for loan losses to nonperforming loans	107.97	91.65	115.13	201.19	168.90
Allowance for loan losses to total loans	0.94	0.87	0.79	0.93	1.00

Net Charge-offs and Recoveries

Net charge-offs and total charge-offs were each $1.4 million for the year ended December 31, 2008, compared to $268,000 and $305,000, respectively for the year ended December 31, 2007. Total recoveries were $16,000 in 2008, compared to $37,000 in 2007.

The increase in charge-offs in 2008 resulted primarily from a $605,000 charge-off on a total credit exposure of $4.2 million to a healthcare provider and its affiliated entities, charge-offs totaling $248,000 on four loans to one-to-four family residential borrowers, a $169,000 charge-off on a loan to a multifamily borrower, and charge-offs totaling $130,000 on three loans to small business borrowers.

We recorded a provision for loan losses of $5.1 million in 2008, compared to $697,000 in 2007 and a credit to the allowance for loan losses of $136,000 in 2006.

Allocation of Allowance for Loan Losses

The following table sets forth our allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2008			2007			2006
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family residential	$2,040	$323,713	25.27%	$1,823	$345,245	27.33%	$1,855	$397,545	29.71%
Multi-family mortgage	2,370	305,318	23.84	2,206	291,395	23.07	1,908	297,131	22.20
Nonresidential real estate	4,659	342,276	26.72	3,055	325,885	25.80	2,846	320,729	23.97
Construction and land	1,899	49,511	3.87	937	64,483	5.10	1,120	85,222	6.37
Commercial loans	1,979	77,559	6.05	1,726	83,233	6.59	1,667	89,346	6.68
Commercial leases	1,668	175,804	13.72	1,174	144,841	11.47	1,112	139,164	10.40
Consumer	52	2,655	0.21	45	3,506	0.28	40	4,045	0.30
Other (1)	79	4,120	0.32	85	4,544	0.36	74	4,959	0.37

Total	$14,746	$1,280,956	100.00%	$11,051	$1,263,132	100.00%	$10,622	$1,338,141	100.00%

	At December 31,
	2005			2004
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family residential	$1,418	$404,196	32.63%	$1,289	$362,701	32.97%
Multi-family mortgage	2,102	280,238	22.62	1,950	241,713	21.97
Nonresidential real estate	3,423	275,418	22.23	3,304	277,380	25.22
Construction and land	1,210	80,705	6.52	899	59,369	5.40
Commercial loans	2,362	68,988	5.58	2,736	63,727	5.79
Commercial leases	718	121,898	9.84	543	86,362	7.85
Consumer	17	2,022	0.16	18	2,755	0.25
Other (1)	104	5,219	0.42	121	6,044	0.55
Unallocated	160	—	—	159	—	—

Total	$11,514	$1,238,684	100.00%	$11,019	$1,100,051	100.00%

(1)	Includes municipal loans.

Investment Securities

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

At December 31, 2008, our debt securities consisted of mortgage-backed pass-through securities issued or sponsored by Fannie Mae, Freddie Mac or Ginnie Mae, collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”) guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, SBA guaranteed loan participation certificates, and municipal securities. Our equity securities consisted almost entirely of shares of two floating rate preferred stocks issued by Freddie Mac, a government-sponsored enterprise, and one Freddie Mac fixed-rate preferred stock. All securities were classified as available for sale pursuant to SFAS No. 115 as of December 31, 2008, 2007 and 2006.

We hold the FHLBC common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost of our FHLBC common stock as of December 31, 2008 was $15.6 million based on its par value. There is no market for FHLBC common stock. Due to our receipt of stock dividends in prior years and the amount of our outstanding FHLBC advances, we owned shares of FHLBC common stock at December 31, 2008 with a par value that was $6.2 million more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances (“excess” or “voluntary” capital stock). During 2006, we redeemed $9.8 million of excess or voluntary FHLBC capital stock pursuant to a voluntary redemption program conducted by the FHLBC.

On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the FHFA. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the FHFA (the “Director”). The order also provides that dividend declarations are subject to the prior written approval of the Director and requires the FHLBC to submit a Capital Structure Plan to the FHFA. The FHLBC has not declared any dividends since the order was issued and it has not received approval of a Capital Structure Plan. In July of 2008, the FHFA amended the order to permit the FHLBC to repurchase or redeem newly-issued capital stock to support new advances, subject to certain conditions set forth in the order. Our FHLBC common stock is not newly-issued and is not affected by this amendment.

The following table sets forth the composition, amortized cost and fair value of our securities available for sale at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment Securities:
Certificate of Deposits	$500	$500	$—	$—	$—	$—
Municipal securities	1,735	1,811	2,210	2,272	2,660	2,711
SBA guaranteed loan participation certificates	131	125	595	592	628	623
Equity securities:
Freddie Mac	2,356	353	38,275	31,225	38,275	43,112
Other debt securities	—	—	—	—	45,746	45,723

Total investment securities available-for-sale	4,722	2,789	41,080	34,089	87,309	92,169

Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	31,503	31,553	34,536	34,522	14,506	14,630
Freddie Mac	9,309	9,386	3,633	3,641	3,967	3,971
Ginnie Mae	1,053	1,037	1,138	1,114	1,238	1,202
CMOs and REMICs	79,425	80,154	3,649	3,683	5,841	5,881

Total mortgage-backed securities available-for-sale	121,290	122,130	42,956	42,960	25,552	25,684

Total securities available-for-sale	$126,012	$124,919	$84,036	$77,049	$112,861	$117,853

We determine the fair value of our investment securities in accordance with the guidance set forth in SAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 107, Disclosures about Fair Value of Financial Instruments and SFAS No. 157, Fair Value Measurements. Pursuant to this guidance, we determine fair value based on the most recent quoted market price, if available, for the security as of the applicable balance sheet date. If a quoted market price for a specific security is not currently available, we estimate the fair value based on the quoted market price of another security with similar characteristics, adjusted to reflect objectively measurable differences such as coupon rates and reset dates. In the absence of current quoted market prices for the same or a similar security, we use other valuation techniques to determine fair value, such as obtaining broker-dealer valuations or estimating fair value based on valuation modeling. The fair value of a security is used to determine the amount of any unrealized losses that must be reflected in our other comprehensive income and the net book value of our investment securities.

The Company evaluates marketable investment securities with significant declines in fair value as required to determine whether they should be considered other-than-temporarily impaired under Securities and Exchange Commission Codification of Staff Accounting Bulletins, Topic 5: Miscellaneous Accounting – Item M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities (“Topic 5- Item M”), which provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the securities must assess whether the impairment is other-than-temporary.

The shares of Freddie Mac preferred stock that we hold in our investment portfolio experienced significant declines in fair value (as measured by quoted market prices for these securities) during the year ended December 31, 2008 due to general market conditions, issuer specific factors and certain actions that were announced by the UST and the FHFA on September 7, 2008, including the placing of Freddie Mac into conservatorship, the issuance of new shares of Freddie Mac preferred stock to the UST that are senior to all previously issued shares, and the suspension of dividends on all previously issued shares. Based on these factors, we concluded that the $35.9 million pre-tax unrealized loss that existed on the Freddie Mac preferred stock constituted an other-than-temporary impairment in accordance with Topic 5-Item M. Based on this determination, we reduced the combined carrying value of the Freddie Mac preferred stocks by a total of $35.9 million and recorded an impairment loss in the same amount against our income for the year ended December 31, 2008.

Portfolio Maturities and Yields

The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis as the amount is immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)

Mortgage-Backed Securities:
Pass-through securities:
Fannie Mae	$—	—%	$467	4.50%	$975	5.68%	$30,061	4.64%	$31,503	4.68%	$31,553
Freddie Mac	—	—	—	—	643	5.29	8,666	5.05	9,309	5.07	9,386
Ginnie Mae	—	—	—	—	—	—	1,053	4.85	1,053	4.85	1,037
CMOs and REMICs	—	—	546	4.69	212	3.55	78,667	4.17	79,425	4.18	80,154

Total	—	—	1,013	4.60	1,830	5.30	118,447	4.36	121,290	4.38	122,130

Investment Securities:
Certificate of deposit	500	3.15	—	—	—	—	—	—	500	3.15	500
Municipal securities	510	4.34	1,045	4.39	180	4.60	—	—	1,735	4.40	1,811
SBA guaranteed loan participation certificates	—	—	—	—	—	—	131	3.50	131	3.50	125
Equity securities	—	—	—	—	—	—	2,356	—	2,356	—	353

Total	1,010	3.75	1,045	4.39	180	4.60	2,487	4.98	4,722	4.95	2,789

Total securities available-for-sale	$1,010	3.75%	$2,058	4.60%	$2,010	5.23%	$120,934	4.27%	$126,012	4.29%	$124,919

Sources of Funds

Deposits. At December 31, 2008, our deposits totaled $1.070 billion. Interest-bearing deposits totaled $960.8 million and noninterest-bearing demand deposits totaled $109.1 million. NOW, savings and money market deposits totaled $586.3 million. Noninterest-bearing demand deposits at December 31, 2008 included $5.5 million in internal checking accounts, such as accounts for Bank cashier’s checks and money orders. At December 31, 2008, we had $374.5 million of certificates of deposit outstanding, of which $284.2 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we believe, based on historical experience and our current pricing strategy, that we will retain a significant portion of these accounts upon maturity.

We originate deposits predominantly from the areas where our branch offices are located. We rely on our favorable locations, customer service, competitive pricing, our Internet Branch and related deposit services such as cash management to attract and retain these deposits. While we accept certificates of deposit in excess of the FDIC’s deposit insurance limits and in some cases may provide preferential rates for these certificates of deposits, we generally do not solicit such deposits because they are more difficult to retain than core deposits and at times are more costly than brokered deposits.

The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	Years Ended December 31,
	2008			2007			2006
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Demand deposits:
Retail	$25,617	2.45%	—%	$29,936	2.74%	—%	$33,020	3.00%	—%
Commercial	79,099	7.53	—	86,620	7.91	—	90,594	8.24	—

Total demand deposits	104,716	9.98	—	116,556	10.65	—	123,614	11.24	—
NOW deposits	311,886	29.71	1.55	282,670	25.82	2.42	241,378	21.95	1.71
Savings deposits	98,171	9.35	0.73	106,870	9.76	0.78	123,413	11.22	0.83
Money market deposits	210,857	20.08	2.56	260,256	23.77	4.25	252,109	22.93	4.00
Certificates of deposit	324,239	30.88	3.42	328,371	30.00	4.48	359,119	32.66	4.10

Total deposits	$1,049,869	100.00%		$1,094,723	100.00%		$1,099,633	100.00%

The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2008.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$68,494	$48,989	$69,186	$62,447	$249,116
Certificates of deposit of $100,000 or more	32,279	36,235	29,059	27,803	125,376

Total of certificates of deposit	$100,773	$85,224	$98,245	$90,250	$374,492

Borrowings. Our borrowings consist primarily of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance at end of year	$200,350	$96,433	$138,148
Average balance during year	110,039	104,782	183,286
Maximum outstanding at any month end	200,350	139,366	241,048
Weighted average interest rate at end of year	1.33%	4.71%	4.30%
Average interest rate during year	3.30%	4.64%	4.11%

At December 31, 2008, we had the ability to borrow an additional $69.8 million under our credit facilities with the FHLBC. Furthermore, we had unpledged securities that could be used to support in excess of $42.7 million of additional FHLBC borrowings.

At December 31, 2008, we had a pre-approved overnight federal funds borrowing capacity of $28.0 million and a line of credit with the Federal Reserve Bank of Chicago for $633,000. At December 31, 2008, there were no outstanding federal funds borrowings and there was no outstanding balance on the line of credit.

Comparison of Operating Results for the Years Ended December 31, 2008, 2007 and 2006

Net Income

Comparison of Year 2008 to 2007. We recorded a net loss of $19.4 million for the year ended December 31, 2008, compared to net income of $7.2 million for the year ended December 31, 2007. The net loss was primarily due to a $35.9 million pre-tax impairment loss that we recorded on our Freddie Mac preferred stocks based on our determination that the unrealized loss that existed with respect to these securities constituted an other-than-temporary impairment following the placement of Freddie Mac into conservatorship. Additional factors affecting the change in net income from year to year included a $1.4 million, or 2.5%, decrease in our net interest income, a $2.0 million pre-tax loss on the early extinguishment of borrowings that we recorded in connection with the prepayment of a $25 million FHLBC term advance, and a $4.4 million increase in our provision for loan losses. These reductions to net income were offset by a $13.6 million decrease in income tax expense primarily relating to the impairment loss on our Freddie Mac preferred stocks. Our operating results for 2008 were favorably impacted by a $1.4 million pre-tax gain on the sale of the 32,398 shares of Visa, Inc. Class B common stock that we received in connection with Visa, Inc.’s initial public offering, and a $1.2 million pre-tax gain on additional shares of Visa. Inc. Class B common stock that were allocated to us in the initial public offering and are currently held in a litigation escrow under Visa Inc.’s retrospective responsibility plan. The gain recorded on the shares held in the litigation escrow represents a reduction of our obligation to indemnify Visa USA under the retrospective responsibility plan. Our operating results for 2007 included a pre-tax charge of $1.2 million to reflect this indemnification obligation. Our loss per share of common stock for year ended December 31, 2008 was $0.98 per share, compared to earnings per share of $0.35 for the year ended December 31, 2007.

Comparison of Year 2007 to 2006. We recorded net income of $7.2 million for the year ended December 31, 2007, compared to net income of $10.0 million for the year ended December 31, 2006. The principal factors affecting the change in net income from year to year included a $2.9 million, or 5.2%, decrease in our net interest income; an $833,000 increase in our provision for loan losses, an $861,000, or 8.2%, decrease in noninterest income, and a $112,000, or 0.2%, increase in noninterest expense; these reductions to income were offset by a $1.9 million, or 38.6%, decrease in income tax expense. Our operating results for 2007 were unfavorably impacted by a pre-tax charge of $1.2 million, which reflected our proportionate share of Visa USA’s estimated litigation obligations under Visa Inc.’s retrospective responsibility plan. Our operating results for 2007 also included $5.1 million in expenses for equity-based compensation and benefits, compared to $5.4 million for 2006. Our earnings per share of common stock for year ended December 31, 2007 was $0.35 per share, compared to earnings per share of $0.45 for the year ended December 31, 2006.

Net Interest Income

Comparison of Year 2008 to 2007. Net interest income decreased by $1.4 million, or 2.5%, to $52.3 million for the year ended December 31, 2008, from $53.6 million for the year ended December 31, 2007. Our net interest rate spread increased by 41 basis points to 3.35% for the year ended December 31, 2008, from 2.94% for the year ended December 31, 2007. Our net interest margin increased by 10 basis points to 3.88% for the year ended December 31, 2008, from 3.78% for the year ended December 31, 2007. Our average interest-earning assets decreased $69.0 million to $1.349 billion in 2008, from $1.418 billion in 2007, and our average interest-bearing liabilities decreased $28.0 million to $1.055 billion in 2008, from $1.083 billion in 2007.

Interest income decreased by $14.0 million, or 15.2%, to $78.0 million for the year ended December 31, 2008, from $92.0 million for the year ended December 31, 2007. The decrease in interest income resulted primarily from a $69.0 million decrease in total average interest-earning assets to $1.349 billion for the year ended December 31, 2008, from $1.418 billion for the year ended December 31, 2007, and a 70 basis point decrease in the average yield on interest earning assets to 5.78% for the year ended December 31, 2008, from 6.48% for the year ended December 31, 2007.

Interest income on loans decreased by $11.6 million, or 13.6%, to $74.0 million for the year ended December 31, 2008, from $85.6 million for the year ended December 31, 2007. The decrease in interest income on loans resulted primarily from a 64 basis point decrease in the average yield on loans to 5.96% for the year ended December 31, 2008, from 6.60% for the year ended December 31, 2007, and a $55.8 million, or 4.3%, decrease in the average balance of loans outstanding to $1.242 billion for the year ended December 31, 2008, from $1.297 billion for the year ended December 31, 2007.

Interest income on securities available-for-sale decreased $1.2 million, or 23.0%, to $3.9 million for the year ended December 31, 2008, from $5.1 million for the year ended December 31, 2007. The decrease in interest income from securities available-for-sale was due in substantial part to Freddie Mac’s suspension of dividends on its preferred stocks beginning in the third quarter of 2008. Interest income for the year ended December 31, 2007 included $2.4 million in dividends on our investment in Freddie Mac preferred stock, compared to $1.0 million in 2008.

Income from cash dividends on our FHLBC common stock totaled $359,000 for the year ended December 31, 2007. The FHLBC suspended dividends on its common stock beginning in the fourth quarter of 2007, and did not pay any dividends in 2008.

Interest income on interest-bearing deposits in other financial institutions decreased $853,000, or 91.0%, to $84,000 for the year ended December 31, 2008, from $937,000 for the year ended December 31, 2007. The decrease was primarily due to a $13.4 million decrease in the average balance of our interest bearing deposits to $4.9 million for the year ended December 31, 2008, from $18.2 million for the same period in 2007, and a decrease in the average yield on our interest-bearing deposits to 1.72% for the year ended December 31, 2008, from 5.14% for the year ended December 31, 2007, due to declining market interest rates.

Interest expense decreased by $12.6 million, or 33.0%, to $25.7 million for the year ended December 31, 2008, from $38.3 million for the year ended December 31, 2007. The decrease was due to decreased interest expense on deposits and borrowings.

Interest expense on deposits decreased by $11.4 million, or 34.1%, to $22.0 million for the year ended December 31, 2008, from $33.4 million for the year ended December 31, 2007. The decrease in interest expense on deposits was primarily due to a 109 basis point decrease in the average rates paid on deposits, and a $33.0 million, or 3.4%, net decrease in the average balance of deposits. The average balance of money market deposits decreased $49.4 million, or 19.0%, for the year ended December 31, 2008, due primarily to our decision to encourage, through pricing changes, the migration of indexed money market deposit accounts to other account types. The average balances of savings accounts decreased $8.7 million, or 8.1%, and the average balances of certificates of deposit decreased $4.1 million, or 1.3%, respectively, for the year ended December 31, 2008. These decreases were partially offset by a $29.2 million, or 10.3%, increase in the average balance of NOW accounts. The average cost of deposits was 2.33% for the year ended December 31, 2008, compared to 3.42% for the year ended December 31, 2007. The average rate on savings accounts decreased five basis points to 0.73% from 0.78%. On a year over year basis, the average cost of money market accounts decreased 169 basis points to 2.56%, from 4.25%, the average cost of NOW accounts decreased 87 basis points to 1.55%, from 2.42%, and the average cost of certificates of deposit decreased 106 basis points to 3.42% from 4.48%.

Interest expense on borrowings decreased by $1.2 million, or 25.2%, to $3.6 million for the year ended December 31, 2008, from $4.9 million for the year ended December 31, 2007. This decrease was due in principal part to a 134 basis point decrease in the average cost of such borrowings to 3.30% for the year ended December 31, 2008, from 4.64% for the year ended December 31, 2007. This decrease in the average cost of borrowings was partially offset by a $5.3 million, or 5.0%, increase in the average balance of borrowings to $110.0 million at December 31, 2008, from $104.8 million at December 31, 2007.

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

Interest expense on borrowings decreased by $2.7 million, or 35.5%, to $4.9 million for the year ended December 31, 2007, from $7.5 million for the year ended December 31, 2006. This decrease was due in principal part to a $78.5 million, or 42.8%, decrease in the average balance of borrowings resulting from our decision to repay $66.0 million in maturing FHLBC advances. This decrease in the average balance of borrowings was partially offset by a 53 basis point increase in the average cost of such borrowings to 4.64% for the year ended December 31, 2007, from 4.11% for the year ended December 31, 2006.

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

	Years Ended December 31,
	2008			2007			2006
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$1,241,518	$73,983	5.96%	$1,297,299	$85,601	6.60%	$1,299,597	$83,502	6.43%
Securities available-for-sale	87,070	3,893	4.47	86,946	5,056	5.82	203,900	9,184	4.50
Stock in FHLBC	15,598	—	—	15,598	359	2.30	21,813	724	3.32
Other	4,872	84	1.72	18,245	937	5.14	12,713	676	5.32

Total interest-earning assets	1,349,058	77,960	5.78	1,418,088	91,953	6.48	1,538,023	94,086	6.12

Noninterest-earning assets	113,957			114,668			102,220

Total assets	$1,463,015			$1,532,756			$1,640,243

Interest-bearing liabilities:
Savings deposits	$98,171	715	0.73	$106,870	833	0.78	$123,413	1,019	0.83
Money market deposits	210,857	5,397	2.56	260,256	11,072	4.25	252,109	10,096	4.00
NOW deposits	311,886	4,844	1.55	282,670	6,837	2.42	241,378	4,128	1.71
Certificates of deposit	324,239	11,077	3.42	328,371	14,704	4.48	359,119	14,714	4.10

Total deposits	945,153	22,033	2.33	978,167	33,446	3.42	976,019	29,957	3.07
Borrowings	110,039	3,634	3.30	104,782	4,858	4.64	183,286	7,532	4.11

Total interest-bearing liabilities	1,055,192	25,667	2.43	1,082,949	38,304	3.54	1,159,305	37,489	3.23

Noninterest-bearing deposits	104,716			116,556			123,614
Noninterest-bearing liabilities	19,447			21,831			25,110

Total liabilities	1,179,355			1,221,336			1,308,029
Equity	283,660			311,420			332,214

Total liabilities and equity	$1,463,015			$1,532,756			$1,640,243

Net interest income		$52,293			$53,649			$56,597

Net interest rate spread (1)			3.35%			2.94%			2.89%
Net interest-earning assets (2)	$293,866			$335,139			$378,718

Net interest margin (3)			3.88%			3.78%			3.68%
Ratio of interest-earning assets to interest-bearing liabilities	127.85%			130.95%			132.67%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$(3,571)	$(8,047)	$(11,618)	$(148)	$2,247	$2,099
Securities available- for-sale	7	(1,170)	(1,163)	(6,285)	2,157	(4,128)
Stock in FHLBC	—	(359)	(359)	(176)	(189)	(365)
Other	(447)	(406)	(853)	285	(24)	261

Total interest-earning assets	(4,011)	(9,982)	(13,993)	(6,324)	4,191	(2,133)

Interest-bearing liabilities:
Savings deposits	(65)	(53)	(118)	(131)	(55)	(186)
Money market deposits	(1,831)	(3,844)	(5,675)	333	643	976
NOW deposits	650	(2,643)	(1,993)	792	1,917	2,709
Certificates of deposit	(183)	(3,444)	(3,627)	(1,316)	1,306	(10)
Borrowings	233	(1,457)	(1,224)	(3,544)	870	(2,674)

Total interest-bearing liabilities	(1,196)	(11,441)	(12,637)	(3,866)	4,681	815

Change in net interest income	$(2,815)	$1,459	$(1,356)	$(2,458)	$(490)	$(2,948)

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

Comparison of Year 2008 to 2007. We recorded a provision for loan losses of $5.1 million for the year ended December 31, 2008, compared to a provision for loan losses of $697,000 for the year ended December 31, 2007. The 2008 provision for loan losses reflects a $1.8 million increase in the general portion of the allowance for loan losses that we establish pursuant to SFAS No. 5, a $1.9 million increase in the portion of the allowance for loan losses that we allocate to impaired loans pursuant to SFAS No. 114, and $1.4 million in net charge offs. Of the net $1.9 million increase in the specific allocations to impaired loans, $1.1 million relates to the loan obligations of the estate of a deceased construction loan borrower and $714,000 relates to two health care-related real estate loans. The construction loan relationship is secured by a completed single-family residence and a parcel of vacant land that is zoned for commercial development, both of which are located in the northern suburbs of Chicago. We placed the loan on non-accrual status due to the death of the borrower and the inability of the borrower’s estate to continue debt service payments. The completed residence is currently under a contract for sale and the sale scheduled to close by the end of first quarter of 2009. The proceeds of the sale, if consummated, are expected to substantially reduce the net credit exposure, but there can be no assurance that the closing of the sale will in fact occur. The relationship involving the two healthcare-related real estate loans to a healthcare provider and its affiliated entities has an aggregate principal balance of $4.2 million. We established the specific reserve acting on the premise that the borrower may need to seek bankruptcy protection due to ongoing cash flow issues and receivables lien priority issues, as well as the borrower’s inability to consummate pending facility sales transactions. The loans to this borrower are also partially secured by additional collateral consisting of certain personal liquid assets.

Despite the overall lower credit risk profile and credit exposures of our loan portfolio, we increased the general portion of the allowance by $1.8 million based on adverse changes to the national and local economic data that we use in our model for determining the proper level of general reserves.

Net loan charge-offs for 2008 were $1.4 million, or 0.11% of average loans, compared to $268,000, or 0.02% of average loans, in 2007. Our allowance for loan losses was $14.7 million, or 1.15% of total loans, at December 31, 2008, compared to $11.1 million, or 0.87% of total loans, at December 31, 2007. The allowance for loan losses represented 107.97% of nonperforming loans at December 31, 2008, and 91.65% of nonperforming loans at December 31, 2007. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

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

Noninterest Income

	Years Ended December 31,			Percent Change
	2008	2007	2006	2008/2007	2007/2006
	(Dollars in thousands)

Noninterest Income:
Deposit fees and service charges	$3,571	$3,606	$4,198	(1.0)%	(14.1)%
Other fee income	1,944	1,939	1,916	0.3	1.2
Insurance commissions and annuities income	794	1,007	1,321	(21.2)	(23.8)
Gain on sale of loans	118	126	246	(6.3)	(48.8)
Gain on sales of securities	1,385	399	101	247.1	295.0
Gain on unredeemed VISA stock	1,240	—	—	N.M.	N.M.
Gain (loss) on disposition of premises and equipment	(302)	9	395	N.M.	(97.7)
Loan servicing fees	771	811	938	(4.9)	(13.5)
Amortization and impairment of servicing assets	(524)	(396)	(448)	32.3	(11.6)
Operations of real estate owned	(434)	(17)	(45)	N.M.	(62.2)
Earnings on Bank Owned Life Insurance	586	585	—	N.M.	N.M.
Other	835	1,579	1,887	(47.1)	(16.3)

Total noninterest income	$9,984	$9,648	$10,509	3.5	(8.2)

N.M. = not meaningful

Comparison of Year 2008 to 2007. Our noninterest income increased by $336,000 to $10.0 million for the year ended December 31, 2008, from $9.6 million for the year ended December 31, 2007. Income from insurance commissions and annuities decreased by $213,000, or 21.2%, to $794,000 for the year ended December 31, 2008, compared to $1.0 million for 2007, due to decreased sales activity. We recognized a $302,000 net loss on the disposition of premises and equipment during 2008, compared to a $9,000 net gain in 2007. Loan servicing fees decreased $40,000, or 4.9%, to $771,000 for the year ended December 31, 2008, from $811,000 for 2007. Mortgage servicing rights amortization expense increased $128,000 or 32.3%, to $524,000 for the year ended December 31, 2008, compared to $396,000 for the same period in 2007, due in part to a $110,000 valuation reserved that we established for 2008 based on accelerating prepayment speeds. No mortgage servicing rights valuation reserve was established for 2007. Net expenses for the operation of REO totaled $434,000 for the year ended December 31, 2008, compared to $17,000 in 2007. These expenses were primarily due to a net loss of $253,000 that we realized on the sales of several properties, and a reduction of the book values of several other properties. Other income totaled $835,000 for the year ended December 31, 2008, compared to $1.6 million for 2007, due in substantial part to the decrease in title insurance agency commissions and fees that resulted from the sale of our title insurance agency business in March of 2008. Our noninterest income for 2008 also included a $1.4 million pre-tax gain related to the sale of the 32,398 shares of Visa, Inc. Class B common stock that we received in connection with Visa, Inc.’s initial public offering in March of 2008. We also recorded a pre-tax gain of $1.2 million in 2008 on an additional 51,404 shares of Visa Inc. Class B common stock that were allocated to us in connection with the initial public offering, and are currently held in a litigation escrow under Visa Inc.’s retrospective responsibility plan. The gain recorded on the shares held in the litigation escrow represents a reduction of our obligation to indemnify Visa USA under the retrospective responsibility plan. We recorded a $1.2 million expense for this indemnification obligation in 2007. Due to the restrictions on the shares held in the litigation escrow, they have not been recorded as an asset. Our noninterest income for 2007 also included a $399,000 gain on the redemption of MasterCard Class B common stock that we received in connection with MasterCard’s initial public offering.

Comparison of Year 2007 to 2006. Our noninterest income decreased by $861,000 to $9.6 million for the year ended December 31, 2007, from $10.5 million for the year ended December 31, 2006. We experienced a $592,000, or 14.1%, decrease in deposit service charges and fees to $3.6 million, and a $23,000, or 1.2%, increase in other fee income to $1.9 million. Returned check and non-sufficient funds charges decreased $401,000 in 2007, from $3.5 million in 2006, compared to $3.1 million in 2007. The decrease can be partially attributed to a $7.1 million decrease in the average balance of non-interest bearing deposits. Income from insurance commissions and annuities decreased by $314,000, or 23.8%, to $1.0 million for the year ended December 31, 2007, compared to $1.3 million for 2006. Gains on sales of loans decreased by $120,000, or 48.8%, to $126,000 for 2007, from $246,000 for 2006, primarily because of lower loan sale volumes in 2007. We recorded a $399,000 gain on the redemption of

MasterCard Class B common stock in 2007, compared to a $55,000 gain on the same common stock in 2006. We recorded no net gains on the sale of investment securities during 2007, compared to $46,000 in gains in 2006. We recognized $9,000 in net gains on the disposition of premises and equipment during 2007, compared to $395,000 in 2006. Loan servicing fees decreased $127,000, or 13.5%, to $811,000 for the year ended December 31, 2007, from $938,000 for 2006. Mortgage servicing rights amortization expense decreased $52,000, or 11.6%, to $396,000 for the year ended December 31, 2007, compared to $448,000 for the same period in 2006. Net expenses from real estate owned totaled $17,000 for the year ended December 31, 2007, compared to $45,000 in 2006. Non-interest income for 2007 included $585,000 in earnings on BOLI that we purchased in June 2007, compared to no such earnings in 2006. Other income decreased $308,000, or 16.3%, to $1.6 million for the year ended December 31, 2007, from $1.9 million for 2006, partially attributable to a $92,000 net decrease in title insurance agency commissions and fees earned by Financial Title Services, a division of our subsidiary, Financial Assurance Services.

Noninterest Expense

	Years Ended December 31,			Percent Change
	2008	2007	2006	2008/2007	2007/2006
	(Dollars in thousands)

Noninterest Expense:
Compensation and benefits	$30,535	$32,276	$34,454	(5.4)%	(6.3)%
Office occupancy and equipment	6,874	5,949	5,602	15.5	6.2
Advertising and public relations	1,361	1,412	1,193	(3.6)	18.4
Information technology	3,662	3,241	3,341	13.0	(3.0)
Supplies, telephone and postage	2,070	2,109	2,100	(1.8)	0.4
Amortization of intangibles	1,784	1,879	1,873	(5.1)	0.3
Visa litigation	—	1,240	—	N.M.	N.M.
Loss on impairment of securities available for sale	35,919	—	—	N.M.	N.M.
Loss on early extinguishment of borrowings	1,975	—	—	N.M.	N.M.
Other	4,442	4,376	3,807	1.5	14.9

Total noninterest expense	$88,622	$52,482	$52,370	68.9	0.2

N.M. = not meaningful

Comparison of Year 2008 to 2007. For the year ended December 31, 2008, noninterest expense increased by $36.1 million, or 68.9%, to $88.6 million, from $52.5 million for the year ended December 31, 2007. The increase was primarily due to a $35.9 million pre-tax impairment loss that we recorded on our holdings of Freddie Mac preferred stocks after Freddie Mac was placed into conservatorship, and a $2.0 million pre-tax expense that we recorded in connection with the prepayment of a $25 million FHLBC term advance. Compensation expense decreased by $1.7 million, or 5.4%, to $30.5 million for the year ended December 31, 2008, from $32.3 million for the year ended December 31, 2007. The decrease was due in part to a decrease of 32 average full time equivalents (“FTE”) from 425 FTE in 2007 to 393 FTE in 2008, resulting from the implementation of functional staffing reviews and the sale of our title insurance agency business. Expense relating to equity-based compensation and benefits totaled $4.6 million in 2008, compared to $5.1 million during 2007. Information technology expenses increased by $421,000, or 13.0%, to $3.7 million for 2008, compared to $3.2 million for 2007, primarily due to increased system maintenance costs and software upgrades. Occupancy and equipment increased $925,000, or 15.5%, to $6.9 million for 2008, from to $5.9 million for 2007, due in substantial part to the write-off of $277,000 in feasibility and design costs related to a possible remodeling project and repair work performed at several branches, and $179,000 related to the establishment of our fully automated Express Branch facilities. Advertising and public relations expenses decreased $51,000, or 3.6% to $1.4 million. Supplies, telephone and postage expenses decreased $39,000, or 1.8%, to $2.1 million, and intangible amortization expense decreased by $95,000. Other expenses increased by $66,000, or 1.5%, to $4.4 million in 2008.

Comparison of Year 2007 to 2006. For the year ended December 31, 2007, noninterest expense increased by $112,000, or 0.2%, to $52.5 million, from $52.4 million for the year ended December 31, 2006. Compensation expense decreased by $2.2 million, or 6.3%, to $32.3 million for the year ended December 31, 2007, from $34.5 million for the year ended December 31, 2006. The decrease was due in part to a decrease of 29 average full time equivalents (“FTE”) from 450 FTE in 2006 to 421 FTE in 2007. Expense relating to equity-based compensation and benefits was $5.1 million in 2007, compared to $5.4 million during 2006. Information technology expenses decreased by $100,000, or 3.0%, to $3.2 million for 2007, compared to $3.3 million for 2006. Occupancy and equipment increased $347,000, or 6.2%, to $5.9 million for 2007 compared to $5.6 million for 2006, primarily due to a $94,000 increase in rental expense and the write-off of $91,000 in feasibility and design costs related to a possible remodeling project and repair work performed at several branches. Advertising and public relations expenses increased $219,000, or 18.4% to $1.4 million. Supplies, telephone and postage expenses increased $9,000, or 0.4%, to $2.1 million, and intangible amortization expense increased by $6,000. Our noninterest expense for 2007 included a charge of $1.2 million, which reflected our obligation to indemnify Visa USA for a proportionate share of certain of its litigation obligations under the retrospective responsibility plan that Visa Inc. established in connection with its initial public offering. Other expenses increased by $569,000, or 14.9%, in 2007, and the increase included a $250,000 fraud loss that we recorded in connection with claims that we settled with the bankruptcy trustee and our blanket bond carrier for defalcations committed by a third party loan servicing company.

Income Tax Expense

Comparison of Year 2008 to 2007. For the year ended December 31, 2008, we recorded an income tax benefit of $12.0 million, compared to income tax expense of $3.0 million for the year ended December 31, 2007, primarily due to the impairment loss that we recorded on our Freddie Mac preferred stocks in 2008. The effective tax rate for 2007 was 29.3%. Items that caused the effective tax rate to be less than the statutory tax rate included the dividends received deduction on preferred stock dividends received, income earned on BOLI and interest income on municipal bonds and municipal loans, respectively.

Comparison of Year 2007 to 2006. For the year ended December 31, 2007, we recorded income tax expense of $3.0 million, compared to $4.8 million for the year ended December 31, 2006. The effective tax rate for 2007 was 29.3% compared to 32.5% in 2006. Items that caused the effective tax rate to be less than the statutory tax rate included the dividends received deduction on preferred stock dividends received, income earned on BOLI and interest income on municipal bonds and municipal loans, respectively.

Impact of Inflation and Changing Prices

The financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation, if any, is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. In an effort to better manage interest-rate risk, we have de-emphasized the origination residential mortgage loans, and have increased our emphasis on the origination of nonresidential real estate loans, multifamily mortgage loans, commercial loans and commercial leases. In addition, depending on market interest rates and our capital and liquidity position, we generally sell all or a portion of our longer-term, fixed-rate residential loans, usually on a servicing-retained basis. Further, we primarily invest in shorter-duration securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Finally, we have classified all of our investment portfolio as available-for-sale so as to provide flexibility in liquidity management.

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

Quantitative Analysis. The following table sets forth, as of December 31, 2008, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the US Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (decrease) in NPV		Decrease in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent

+300	$(2,160)	(0.91)%	$(5,051)	(9.87)%
+200	(71)	(0.03)	(4,165)	(8.14)
+100	516	0.22	(2,310)	(4.51)
0	—	—	—	—

The Company has opted not to include an estimate for a decrease in rates at December 31, 2008 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at December 31, 2008, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 0.03% decrease in NPV and a $4.2 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment or sale of one- to four-family residential mortgage loans, the origination for investment of multi-family mortgage, nonresidential real estate, commercial leases, construction, commercial and other loans, and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2008, 2007 and 2006, our loans originated for sale totaled $23.4 million, $26.6 million and $23.9 million, respectively. During the years ended December 31, 2008, 2007 and 2006, our loans originated for investment totaled $818.7 million, $752.8 million and $659.9 million, respectively. Purchases of loans totaled $12.7 million, $3.9 million and $34.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Purchases of securities available-for-sale totaled $103.0 million, $1.446 billion and $95.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The significantly high level of purchases in 2007 reflects the cumulative impact of investing in short-term discount notes.

These activities were funded primarily by principal repayments on loans and securities, and the sale of loans and securities. During the years ended December 31, 2008, 2007 and 2006, principal repayments on loans totaled $810.6 million, $807.7 million and $614.6 million, respectively. During the years ended December 31, 2008, 2007 and 2006, principal repayments on securities available-for-sale totaled $9.1 million, $5.9 million and $30.0 million, respectively. During the years ended December 31, 2008, 2007 and 2006, proceeds from maturities on securities available-for-sale totaled $16.1 million, $1.492 billion and $51.8 million, respectively. During the years ended December 31, 2008, 2007 and 2006, the proceeds from the sale of loans totaled $22.8 million, $26.9 million and $24.7 million, respectively. In addition, during the year ended December 31, 2007 we securitized $23.4 million of conforming adjustable-rate residential mortgage loans. During the year ended December 31, 2006, the proceeds from the sale of securities available-for-sale totaled $230.0 million, and the proceeds from the redemption of FHLBC common stock totaled $9.8 million.

Loan origination commitments totaled $40.0 million at December 31, 2008, and consisted of $37.7 million of fixed-rate loans and $2.3 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers totaled $167.1 million and $2.2 million, respectively, at December 31, 2008. At December 31, 2008, commitments to sell mortgages totaled $8.5 million.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other terms and conditions on deposit products offered by our banking competitors, and other factors. We had net deposit outflows of $3.8 million, $56.0 million, and $41.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. At times during recent periods, we have not actively competed for higher cost deposit accounts, including certificates of deposit, choosing instead to fund loan growth from the proceeds of one- to four-family residential mortgage loans repayments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2008 totaled $284.2 million. Based upon prior experience and our current pricing strategy, we believe that we will retain a significant portion of these deposits upon their maturities.

We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances, of which $188.9 million were outstanding at December 31, 2008. At December 31, 2008 we had the ability to borrow an additional $69.8 million under our credit facilities with the FHLBC. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $42.7 million. Finally, at December 31, 2008 we had available pre-approved overnight federal funds borrowing lines of $28.0 million and a line of credit available with the Federal Reserve Bank of Chicago of $633,000. At December 31, 2008, there was no outstanding balance on these credit lines.

We minimize the funds required to originate one- to four-family residential mortgage loans in two ways. We sell in the secondary market virtually all of our eligible fixed-rate one- to four-family residential mortgage loans. From time to time, we also securitize the conforming adjustable-rate one- to four-family residential mortgage loans that we originate and hold the securities we receive in exchange. The resulting mortgage-backed securities that we retain on our balance sheet can be sold more readily to meet our liquidity or interest rate management needs. Because the securities carry a lower risk-weighting than the underlying loans, the securitizations also lower our regulatory capital requirements. During 2008, we did not securitize any loans.

Liquidity Management – Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $33.0 million of cash and cash equivalents and periodic cash dividends from the Bank.

During 2008, the Bank paid $2.0 million of dividends to the Company. Under the rules of the OTS, the Bank is not permitted to pay dividends on its capital stock to the Company, its sole stockholder, if the dividend would reduce the Bank’s stockholder’s equity below the amount of the liquidation account established in connection with the Company’s mutual-to-stock conversion. The Bank may pay dividends without the approval of the OTS only if the Bank meets its applicable regulatory capital requirements before and after the payment of the dividends and its total dividends do not exceed its net income to date over the calendar year in which the dividend is paid plus retained net income over the preceding two years. The OTS has discretion to prohibit permissible capital distributions on general safety and soundness grounds and must be given 30 days advance notice of all capital distributions from the Bank to the Company, including dividends.

During 2008, we used $7.7 million of existing cash and cash equivalents to repurchase shares of our common stock and $6.1 million of existing cash and cash equivalents to pay cash dividends to our stockholders.

As of December 31, 2008, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of December 31, 2008, we had no other material commitments for capital expenditures.

Capital Management

Capital Management – Bank. The overall objectives of our capital management are to ensure the availability of sufficient capital to support loan, deposit and other asset and liability growth opportunities and to maintain capital to absorb unforeseen losses or write-downs that are inherent in the business risks associated within the banking industry. We seek to balance the need for higher capital levels to address such unforeseen risks and the goal to achieve an adequate return on the capital invested by our stockholders.

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the OTS that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Adequately capitalized institutions require regulatory approval to accept brokered deposits. If undercapitalized, a financial institution’s capital distributions, asset growth and expansion are limited, and for the submission of a capital restoration is required.

At year-end, actual capital ratios and minimum required ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions

December 31, 2008
Total capital (to risk- weighted assets)	14.69%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	13.79	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.08	4.00	5.00

December 31, 2007
Total capital (to risk- weighted assets)	16.54%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	15.74	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	13.95	4.00	5.00

See Note 14 – Regulatory Matters in our Consolidated Financial Statements for a reconciliation of the Bank’s equity under GAAP to regulatory capital.

As of December 31, 2008 and 2007, the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s capitalization category.

Capital Management – Company. On June 23, 2005, the Company completed its mutual-to-stock conversion and sold 24,466,250 shares of common stock in a subscription offering at $10.00 per share and raised $240.3 million in offering proceeds, net of offering expenses. The Company contributed $120.9 million of the net proceeds to the Bank, paid off $30 million of term borrowings, loaned $19.6 million to our ESOP and retained the remaining net proceeds of approximately $72 million. As a result of the offering, the Company has capital levels substantially above those required to support the current size and risk profile of the Company and its subsidiary, the Bank.

Total stockholders’ equity totaled $266.8 million at December 31, 2008, compared to $291.1 million at December 31, 2007. The decrease on total stockholders’ equity was primarily due to our repurchase of 549,700 shares of our common stock at an aggregate cost of $7.7 million, the declaration and payment of cash dividends totaling $6.1 million, and the $19.4 million net loss that we recorded for 2008. These items were partially offset by a $3.5 million increase in accumulated other comprehensive income, and a $4.4 million increase in additional paid in capital resulting from the vesting of stock-based compensation and ESOP shares earned.

The OTS has no specific quantitative capital regulations for savings and loan holding companies on either a consolidated or unconsolidated basis. There are several capital measurements that the OTS uses to evaluate the adequacy of a savings and loan holding company’s capital. One measurement is the tangible capital ratio. The tangible capital ratio (the ratio of tangible capital to tangible total assets (stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets)) for the Company on a consolidated basis measures the percentage of consolidated tangible equity capital supporting our consolidated tangible total assets. The Company’s tangible capital ratio was 15.48% at December 31, 2008, compared to 17.95% at December 31, 2007.

As stated in our Prospectus dated April 15, 2005, our strategy for utilizing the capital raised in the offering encompasses several components, including debt reduction, funding our ESOP, financing acquisitions, paying dividends to stockholders, repurchasing shares of our common stock and for other general corporate purposes.

Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The repurchase authorization will expire on May 15, 2009, unless extended by the Board of Directors. As of December 31, 2008, the Company had repurchased 3,604,923 shares of its common stock out of the 5,047,423 shares that have been authorized for repurchase.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans that we make. Although we consider commitments to extend credit in determining our allowance for loan losses, at December 31, 2008, we had made no provision for losses on commitments to extend credit, and had no specific or general allowance for losses on such commitments, as we have had no historical loss experience with commitments to extend credit and we believed that no probable and reasonably estimable losses were inherent in our portfolio as a result of our commitments to extend credit. For additional information, see Note 15, “Loan Commitments and Other Related Activities,” to our Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2008. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)

Certificates of deposit	$284,242	$86,884	$3,366	$—	$374,492
Borrowings	169,300	31,050	—	—	200,350
Standby letters of credit	1,970	214	40	—	2,224
Operating leases	465	780	750	7,214	9,209

Total	$455,977	$118,928	$4,156	$7,214	$586,275

Commitments to extend credit	$207,093	$—	$—	$—	$207,093

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying statements of financial condition of BankFinancial Corporation (the Company) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BankFinancial Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Oak Brook, Illinois

February 20, 2009

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2008 and 2007

(In thousands, except share and per share data)

	December 31, 2008	December 31, 2007
ASSETS
Cash and due from other financial institutions	$29,213	$28,279
Interest-bearing deposits in other financial institutions	116	669

Cash and cash equivalents	29,329	28,948
Securities available-for-sale, at fair value	124,919	77,049
Loans held-for-sale	872	173
Loans receivable, net of allowance for loan losses:
December 31, 2008, $14,746; and December 31, 2007, $11,051	1,267,968	1,253,999
Stock in Federal Home Loan Bank, at cost	15,598	15,598
Premises and equipment, net	34,565	34,487
Accrued interest receivable	6,732	7,090
Goodwill	22,566	22,566
Core deposit intangible	5,985	7,769
Bank Owned Life Insurance	20,171	19,585
Other assets	25,996	13,280

Total assets	$1,554,701	$1,480,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	1,069,855	1,073,650
Borrowings	200,350	96,433
Advance payments by borrowers taxes and insurance	8,104	7,488
Accrued interest payable and other liabilities	9,601	11,836

Total liabilities	1,287,910	1,189,407

Commitments and contingent liabilities

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, shares authorized: 100,000,000; shares issued at December 31, 2008, 21,694,177; and at December 31, 2007, 22,244,477	217	222
Additional paid-in capital	195,119	198,449
Retained earnings, substantially restricted	88,279	113,802
Unearned Employee Stock Ownership Plan shares	(16,148)	(17,126)
Accumulated other comprehensive loss	(676)	(4,210)

Total stockholders’ equity	266,791	291,137

Total liabilities and stockholders’ equity	$1,554,701	$1,480,544

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2008, 2007, and 2006

(In thousands, except per share data)

	2008	2007	2006

Interest and dividend income
Loans, including fees	$73,983	$85,601	$83,502
Securities	3,893	5,056	9,184
Other	84	1,296	1,400

Total interest income	77,960	91,953	94,086

Interest expense
Deposits	22,033	33,446	29,957
Borrowings	3,634	4,858	7,532

Total interest expense	25,667	38,304	37,489

Net interest income	52,293	53,649	56,597

Provision (credit) for loan losses	5,092	697	(136)

Net interest income after provision (credit) for loan losses	47,201	52,952	56,733

Noninterest income
Deposit service charges and fees	3,571	3,606	4,198
Other fee income	1,944	1,939	1,916
Insurance commissions and annuities income	794	1,007	1,321
Gain on sale of loans	118	126	246
Gain on sale of securities	1,385	399	101
Gain on unredeemed VISA stock	1,240	—	—
Gain (loss) on disposition of premises and equipment	(302)	9	395
Loan servicing fees	771	811	938
Amortization and impairment of servicing assets	(524)	(396)	(448)
Operations of real estate owned	(434)	(17)	(45)
Earnings on Bank Owned Life Insurance	586	585	—
Other	835	1,579	1,887

Total noninterest income	9,984	9,648	10,509

Noninterest expense
Compensation and benefits	30,535	32,276	34,454
Office occupancy and equipment	6,874	5,949	5,602
Advertising and public relations	1,361	1,412	1,193
Information technology	3,662	3,241	3,341
Supplies, telephone, and postage	2,070	2,109	2,100
Amortization of intangibles	1,784	1,879	1,873
VISA litigation	—	1,240	—
Loss on impairment of securities available-for-sale	35,919	—	—
Loss on early extinguishment of borrowings	1,975	—	—
Other	4,442	4,376	3,807

Total noninterest expense	88,622	52,482	52,370

Income (loss) before income taxes	(31,437)	10,118	14,872

Income tax expense (benefit)	(12,048)	2,963	4,826

Net income (loss)	$(19,389)	$7,155	$10,046

Basic earnings (loss) per common share	$(0.98)	$0.35	$0.45

Diluted earnings (loss) per common share	$(0.98)	$0.35	$0.45

Weighted average common shares outstanding	19,818,895	20,659,587	22,368,032
Diluted weighted average common shares outstanding	19,818,895	20,659,587	22,372,228

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2008, 2007, and 2006

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

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2008, 2007, and 2006

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at December 31, 2007	$222	$198,449	$113,802	$(17,126)	$(4,210)	$291,137
Comprehensive income:
Net loss	—	—	(19,389)	—	—	(19,389)	$(19,389)
Change in other comprehensive income, net of tax effects	—	—	—	—	3,534	3,534	3,534

Total comprehensive loss							$(15,855)

Purchase and retirement of common stock (549,700 shares)	(5)	(7,732)	—	—	—	(7,737)
Nonvested stock awards:
Stock-based compensation expense	—	4,383	—	—	—	4,383
Cash dividends declared on common stock ($0.28 per share)	—	—	(6,134)	—	—	(6,134)
ESOP shares earned	—	19	—	978	—	997

Balance at December 31, 2008	$217	$195,119	$88,279	$(16,148)	$(676)	$266,791

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007, and 2006

(In thousands)

	2008	2007	2006

Cash flows from operating activities
Net income (loss)	$(19,389)	$7,155	$10,046
Adjustments to reconcile to net income to net cash From operating activities
Provision (credit) for loan losses	5,092	697	(136)
ESOP shares earned	997	1,548	1,743
Stock-based compensation expense	4,125	4,075	4,030
Depreciation and amortization	3,945	3,863	3,441
Amortization of premiums and discounts on securities and loans	(41)	(319)	(3)
Amortization of core deposit and other intangible assets	1,769	1,874	1,888
Amortization and impairment of servicing assets	524	396	448
Net change in net deferred loan origination costs	174	338	117
Net loss on sale of real estate owned	253	—	18
Net gain on sale of loans	(118)	(126)	(246)
Net gain on sale of securities	(1,385)	(399)	(101)
Loss on impairment of securities available-for-sale	35,919	—	—
Gain on unredeemed VISA stock	(1,240)	—	—
Net loss (gain) disposition of premises and equipment	302	(9)	(395)
Loans originated for sale	(23,395)	(26,637)	(23,888)
Proceeds from sale of loans	22,814	26,888	24,711
Net change in:
Deferred income tax	(14,396)	(438)	2,458
Accrued interest receivable	358	779	(721)
BOLI Income	(586)	(585)	—
Other assets	(3,513)	(1,989)	(2,287)
Accrued interest payable and other liabilities	(792)	623	(7,725)

Net cash from operating activities	11,417	17,734	13,398

Cash flows from investing activities
Securities available-for-sale
Proceeds from sales	1,385	399	229,990
Proceeds from maturities	16,113	1,492,371	51,839
Proceeds from principal repayments	9,051	5,866	30,001
Purchases of securities	(103,018)	(1,445,649)	(95,086)
Loans receivable
Principal payments on loans receivable	810,643	807,683	614,604
Purchases of loans	(12,680)	(3,848)	(34,455)
Originated for investment	(818,656)	(752,752)	(659,864)
Proceeds from redemption of stock in Federal Home Loan Bank	—	—	9,836
Investment BOLI	—	(19,000)	—
Proceeds from sale of real estate owned	2,274	—	114
Purchase of premises and equipment, net	(3,015)	(2,115)	(1,154)
Cash paid, net of cash and cash equivalents, in acquisition	—	—	(13,368)

Net cash from investing activities	(97,903)	82,955	132,457

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007, and 2006

(In thousands)

	2008	2007	2006

Cash flows from financing activities
Net change in deposits	$(3,795)	$(55,952)	$(41,812)
Net change in advance payments by borrowers for taxes and insurance	616	(973)	244
Net change in borrowings	103,917	(41,715)	(53,240)
Repurchase and retirement of common stock	(7,737)	(33,957)	(17,290)
Cash dividends paid on common stock	(6,134)	(6,481)	(4,446)

Net cash from financing activities	86,867	(139,078)	(116,544)

Net change in cash and cash equivalents	381	(38,389)	29,311

Beginning cash and cash equivalents	28,948	67,337	38,026

Ending cash and cash equivalents	$29,329	$28,948	$67,337

Supplemental disclosures:
Interest paid	$25,902	$38,508	$37,366
Income taxes paid	3,575	3,492	3,670
Loans transferred to other real estate	2,967	820	—
Loans securitized to securities	—	23,482	—
Due to broker	—	158	—

Supplemental Disclosures of Noncash Investing Activities – Acquisition

Noncash assets acquired:
Investment securities available for sale	$—	$—	$81,014
Loans, net	—	—	17,782
Premises and equipment, net	—	—	2,878
Goodwill, net	—	—	11,714
Other intangible assets, net	—	—	3,272
Other assets	—	—	999

Total noncash assets acquired	—	—	117,659

Liabilities assumed:
Deposits	$—	$—	$103,485
Accrued expenses and other liabilities	—	—	806

Total liabilities assumed	—	—	104,291

Cash paid, net of cash and cash equivalents, in acquisition	$—	$—	$13,368

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

Principles of Consolidation: The consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Maryland corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BankFinancial Asset Recovery Corporation (collectively, “the Company”). All significant intercompany accounts and transactions have been eliminated.

Nature of Business: The Company’s revenues, operating income, and assets are primarily from the banking industry. All of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment for financial reporting purposes as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Loan origination customers are mainly located in the greater Chicago metropolitan area. To supplement loan originations, the Company purchases mortgage loans for which the underlying collateral is predominantly located in Illinois. The loan portfolio is concentrated in loans that are primarily secured by real estate.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, mortgage servicing rights, stock-based compensation, impairment of securities and fair value of financial instruments are particularly subject to change.

Interest-bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions maturing in less than 90 days are carried at cost.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions maturing in less than 90 days, and daily federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, borrowings, and advance payments by borrowers for taxes and insurance.

Securities: Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are based on the amortized cost of the security sold. Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In determining if losses are other-than-temporary, management follows the guidance set forth in Securities and Exchange Commission Codification of Staff Accounting Bulletins, Topic 5: Miscellaneous Accounting – Item M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities (“Topic 5 – Item M”), and considers: (1) the length of time and extent that fair value has been less than cost or adjusted cost, as applicable, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Federal Home Loan Bank Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLBC stock is carried at cost and classified as a restricted security. The FHLBC stock is accounted for in accordance with the AICPS Statement of Position (“SOP”) No. 01-6, Accounting by Certain Entities that Lend to or Finance the Activities of Others. SOP 01-6 provides that, for impairment testing purposes, the value of long term investments such as our FHLBC common stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. Both cash and stock dividends are reported as income.

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

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A loan is impaired when full payment under the loan terms is not expected. Multi-family, nonresidential, commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Mortgage Servicing Rights: Mortgage servicing rights are recognized separately when they are acquired through sales of loans. For sales of mortgage loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, on January 1, 2007, and for sales of mortgage loans beginning in 2007, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the servicing cost per loan, the discount rate, the escrow float rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

Servicing fee income that is reported on the statement of operations as loan servicing fees is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are not material.

Real Estate Owned: Real estate properties acquired in collection of a loan are initially recorded at fair value less cost to sell at acquisition, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in noninterest income as operations of real estate owned.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is included in noninterest expense and is computed on the straight-line method over the estimated useful lives of the assets. Useful lives are estimated to be 25 to 40 years for buildings and improvements that extend the life of the original building, ten to 20 years for routine building improvements, five to 15 years for furniture and equipment, two to five years for computer hardware and software and no greater than four years on automobiles. The cost of maintenance and repairs is charged to expense as incurred and significant repairs are capitalized.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. There was no impairment to goodwill for the years ended December 31, 2008, 2007 and 2006.

Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. In accordance with EITF 06-5 the Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, presuming that a tax examination will occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s financial statements. At December 31, 2008 the Company had unrecognized tax benefits of $173,000. The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State of Illinois. The Company is no longer subject to examination by these taxing authorities for years before 2005 for federal income tax and 2006 for the State of Illinois. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2008, the Company had recorded a cumulative accrual of $25,000 pursuant to FIN 48 for potential interest and penalties.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss) divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Dilutive earnings (loss) per common share is net income (loss) divided by the weighted average number of common shares outstanding during the period plus the dilutive effect of restricted stock shares and the additional potential shares issuable under stock options.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements as of December 31, 2008.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $11.8 million and $14.7 million was required to meet regulatory reserve and clearing requirements at December 31, 2008 and 2007, respectively. These balances do not earn interest.

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

Stock-based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. The Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Reclassifications: Certain reclassifications have been made in the prior year’s financial statements to conform to the current year’s presentation.

Newly Issued Accounting Standards:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not applicable unless the Company enters into a business combination.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company does not expect the adoption of SFAS No. 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 2 – ACQUISITIONS

On April 5, 2006, the Company acquired University National Bank, a privately held community bank with approximately $113 million in assets, including $10.7 million in cash and cash equivalents, and $104 million in deposits, and two banking offices in the Hyde Park community in Chicago, Illinois, for approximately $24 million in cash pursuant to the terms of a Stock Purchase Agreement with University Bancorporation dated November 29, 2005. The Company believes that the acquisition of University National Bank will be beneficial as it expanded our presence in metropolitan Chicago, compliments our existing branch network and allows for the extension of our products and services into these communities. Immediately upon the completion of the stock purchase, University National Bank was merged into the Bank. The acquisition, which was accounted for under the purchase method of accounting, resulted in goodwill of $11.7 million and an other intangible of $3.3 million. The core deposit intangible will be amortized over its estimated useful life. Goodwill will not be amortized but instead evaluated periodically for impairment. The transaction was treated, for federal and state income tax purposes, as a purchase of University National Bank’s assets pursuant to applicable provisions of the Internal Revenue Code, making the goodwill and core deposit intangible arising from the transaction tax-deductible over a period of 15 years. University National Bank’s results of operations have been included in the Company’s results of operations only since the effective date of the acquisition. The acquisition was deemed to be an immaterial acquisition under GAAP, as such additional disclosures have been omitted. The 2007 adjustment of $13,000 to goodwill is the result of the final settlement of the transition compensation payments and applicable taxes.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 – EARNINGS (LOSS) PER SHARE

Amounts reported in earnings (loss) per share reflect earnings (loss) available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares and unvested restricted stock shares. Stock options and restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock.

	Year Ended December 31,
	2008	2007	2006

Net income (loss) available to common stockholders	$(19,389)	$7,155	$10,046

Average common shares outstanding	21,904,284	23,037,710	24,468,293
Less: Unearned ESOP shares	(1,662,519)	(1,765,359)	(1,863,247)
Unvested restricted stock shares	(422,870)	(612,764)	(237,014)

Weighted average common shares outstanding	19,818,895	20,659,587	22,368,032

Basic earnings (loss) per common share	$(0.98)	$0.35	$0.45

	Year Ended December 31,
	2008	2007	2006

Net income (loss) available to common stockholders	$(19,389)	$7,155	$10,046

Weighted average common shares outstanding	19,818,895	20,659,587	22,368,032
Add: net effect of dilutive stock options and unvested restricted stock	—	—	4,196

Weighted average dilutive common shares outstanding	19,818,895	20,659,587	22,372,228

Dilutive earnings (loss) per common share	$(0.98)	$0.35	$0.45

Number of antidilutive stock options excluded from the diluted earnings per share calculation	2,334,804	1,597,400	1,301,000
Weighted average exercise price of anti-dilutive option shares	$16.51	$17.40	$17.63

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31 is as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2008
Certificate of deposit	$500	$—	$—
Municipal	1,811	76	—
Mortgage-backed securities	41,976	281	(170)
Collateralized mortgage obligations	80,154	743	(14)
SBA-guaranteed loan participation certificates	125	—	(6)
Equity securities	353	—	(2,003)

	$124,919	$1,100	$(2,193)

2007
Municipal	$2,272	$62	$—
Mortgage-backed securities	39,277	132	(162)
Collateralized mortgage obligations	3,683	35	(1)
SBA-guaranteed loan participation certificates	592	1	(4)
Equity securities	31,225	—	(7,050)

	$77,049	$230	$(7,217)

Mortgage-backed securities and collateralized mortgage obligations consist of Freddie Mac, Fannie Mae and Ginnie Mae issues at December 31, 2008 and 2007. Equity securities consist of Freddie Mac preferred stock at December 31, 2008 and 2007.

The fair values of securities available-for-sale at December 31, 2008 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2008

Due in one year or less	$1,016
Due after one year through five years	1,099
Due after five years through ten years	196

2,311

Mortgage-backed securities	41,976
Collateralized mortgage obligations	80,154
SBA-guaranteed loan participation certificates	125
Equity securities	353

Total	$124,919

Securities pledged at December 31, 2008 and 2007 had a carrying amount of $87.6 million and $40.0 million, respectively, and the security interests resulting from the pledges secures certain depository relationships, customer repurchase agreements and a line of credit with the Federal Reserve Bank of Chicago.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – SECURITIES (continued)

Sale of securities available-for-sale were as follows:

	2008	2007	2006

Proceeds	$1,385	$399	$229,990
Gross gains	1,385	399	3,746
Gross losses	—	—	(3,645)

The results for the year ended December 31, 2008, included a $1.4 million pre-tax gain related to the sale of Visa, Inc. (“Visa”) stock that we received in connection with the completion of Visa’s initial public offering in March of 2008.

Securities with unrealized losses at December 31, 2008 and 2007 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2008
Mortgage-backed securities	$27,895	$158	$833	$12	$28,728	$170
Collateralized mortgage obligations	1,129	14	—	—	1,129	14
SBA-guaranteed loan participation certificates	125	6	—	—	125	6
Equity securities	353	2,003	—	—	353	2,003

Total temporarily impaired	$29,502	$2,181	$833	$12	$30,335	$2,193

2007
Mortgage-backed securities	$25,465	$137	$1,513	$25	$26,978	$162
Collateralized mortgage obligations	—	—	269	1	269	1
SBA-guaranteed loan participation certificates	—	—	137	4	137	4
Equity securities	31,225	7,050	—	—	31,225	7,050

Total temporarily impaired	$56,690	$7,187	$1,919	$30	$58,609	$7,217

The Company evaluates marketable investment securities with significant declines in fair value on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under the Securities and Exchange Commission Topic 5- Item M, which provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the securities must assess whether the impairment is other-than-temporary.

The shares of Freddie Mac preferred stock that the Company holds in our investment portfolio experienced significant declines in fair value (as measured by quoted market prices for these securities) during the year ended December 31, 2008 due to a variety of market conditions and issuer-specific factors, including certain actions that were announced by the United States Department of the Treasury (“UST”) and the Federal Housing Finance Agency on September 7, 2008. These actions included the placing of Freddie Mac into a conservatorship, the issuance of new shares of Freddie Mac preferred stock to the UST that are senior to all previously issued shares of Freddie Mac preferred stock, and the suspension of dividends on all previously issued shares of Freddie Mac preferred stock. Due to these factors in 2008, we concluded that $35.9 million of pre-tax unrealized losses on the Freddie Mac preferred stock constituted an other-than-temporary impairment in accordance with Topic 5-Item M.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – SECURITIES (continued)

Based on this determination, the Company reduced the combined carrying value of the Freddie Mac preferred stocks by a total of $35.9 million and recorded an impairment loss in the same amount against our income for the year ended December 31, 2008. The Company concluded that the unrealized losses at December 31, 2008, did not constitute an other-than-temporary impairment in accordance with Topic 5 – Item M.

NOTE 5 – LOANS RECEIVABLE

Loans receivable are as follows:

	2008	2007

One- to four-family residential real estate	$323,713	$345,245
Multi-family mortgage loans	305,318	291,395
Nonresidential real estate	342,276	325,885
Construction and land loans	49,511	64,483
Commercial loans	77,559	83,233
Commercial leases	175,804	144,841
Consumer loans	2,655	3,506
Other loans (including municipal)	4,120	4,544

Total loans	1,280,956	1,263,132
Loans in process	(154)	(168)
Net deferred loan origination costs	1,912	2,086
Allowance for loan losses	(14,746)	(11,051)

Loans, net	$1,267,968	$1,253,999

Activity in the allowance for loan losses is as follows:

	2008	2007	2006

Beginning balance	$11,051	$10,622	$11,514
Allowance of acquired bank	—	—	212
Provision (credit) for loan losses	5,092	697	(136)
Loans charged off	(1,413)	(305)	(972)
Recoveries	16	37	4

Ending balance	$14,746	$11,051	$10,622

Impaired loans were as follows:

	2008	2007

Year-end loans with allocated allowance for loan losses	$10,061	$6,590
Year-end loans with no allocated allowance for loan losses	15,506	18,060

Total	$25,567	$24,650

Amount of the allowance for loan losses allocated	$2,705	$806
Average of impaired loans during the year	$22,944	$22,090

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5 –LOANS RECEIVABLE (continued)

Cash basis interest income received on impaired loans was approximately $1.3 million, $2.3 million, and $1.4 million for the years ended December 31, 2008, 2007, and 2006.

Nonaccrual loans and loans past due 90 days still on accrual are as follows:

	2008	2007

Nonaccrual loans	$13,658	$12,058
90 days delinquent, still accruing	2,673	—

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The $2.7 million in loans reflected in the above table as “90 days delinquent, still accruing” is secured by an apartment building located in a northern Chicago suburb, for which the borrower made a scheduled payment in January 2009 and is currently expected to continue making scheduled payments. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of payments actually received or the renewal of a loan has not occurred for administrative reasons.

NOTE 6 – SECONDARY MORTGAGE MARKET ACTIVITIES

First mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were approximately $241.8 million, $292.7 million, and $304.4 million at December 31, 2008, 2007, and 2006, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $6.3 million, $6.1 million, and $7.0 million at December 31, 2008, 2007, and 2006, respectively.

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

	2008	2007

Servicing rights
Beginning of year	$2,161	$2,209
Additions	193	348
Amortized to expense	(414)	(396)

Balance, end of year	$1,940	$2,161

Valuation allowance
Beginning of year	$—	$—
Additions expensed	279	31
Reductions credited to expense	(169)	(31)

Balance, end of year	$110	$—

Carrying value of mortgage servicing rights	$1,830	$2,161

Fair value of mortgage servicing rights	$2,019	$2,841

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

	2008	2007
Prepayment speed	18.62%	30.22%
Discount rate	12.00%	12.00%
Average servicing cost per loan	$57.00	$59.00
Escrow float rate	0.60%	3.28%

Key economic assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of December 31, 2008 and the effect on the fair value of our mortgage servicing rights from adverse changes in those assumptions, are as follows:

Fair value of mortgage servicing rights	$2,019
Weighted average annual prepayment speed	18.62%
Decrease in fair value from 10% adverse change	91
Decrease in fair value from 20% adverse change	174
Weighted-average annual discount rate	12.00%
Decrease in fair value from 10% adverse change	71
Decrease in fair value from 20% adverse change	137

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 – SECONDARY MORTGAGE MARKET ACTIVITIES (continued)

These sensitivities are hypothetical and should be used with caution. As the above table indicates, changes in fair value based on variations in individual assumptions generally cannot be used to predict changes in fair value based upon further variations of the same assumptions. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated in the above table independently, without changing any other assumption. In reality, changes in one factor may result in changes in another factor, which might magnify or counteract the sensitivities.

The weighted average amortization period is 38 months. The estimated amortization expense for each of the next five years is as follows:

2009	$386
2010	308
2011	247
2012	199
2013	161

NOTE 7 – SECURITIZATIONS

The Company securitizes conforming adjustable rate residential mortgage loans with Fannie Mae. The Company retains servicing responsibilities for these securitizations. The Company receives annual servicing fees approximating 0.25% of the outstanding balance. Fannie Mae has no recourse to the Company’s other assets for failure of debtors to pay loans when due. The Company receives securities in exchange for loans in these transactions and records no gain or loss. During 2007, $23.5 million of adjustable rate residential mortgage loans were securitized. There were no loans securitized during 2008 and 2006.

NOTE 8 – ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

	2008	2007

Securities	$500	$214
Loans receivable	6,232	6,876

	$6,732	$7,090

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 9 – PREMISES AND EQUIPMENT

Premises and equipment are as follows:

	2008	2007
Land and land improvements	$11,619	$11,565
Buildings and improvements	30,184	30,521
Furniture and equipment	10,367	9,755
Computer equipment	6,863	12,047

	59,033	63,888
Accumulated depreciation	(24,468)	(29,401)

	$34,565	$34,487

Depreciation of premises and equipment was $2.6 million, $2.6 million, and $2.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company leases certain branch facilities under noncancelable operating lease agreements expiring through 2032. Rent expense, net of sublease income, for facilities was $452,000, $378,000, and $284,000 in 2008, 2007, and 2006, respectively, excluding taxes, insurance, and maintenance. The projected minimum rental under existing leases, not including taxes, insurance, and maintenance, as of December 31, 2008 is as follows:

2009	$465
2010	398
2011	382
2012	381
2013 and thereafter	7,583

Total	$9,209

The Company has subleased some of these branch facilities and currently is entitled to receive income of approximately:

2009	$38
2010	29
2011	17
2012	4
2013 and thereafter	8

Total	$96

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – CORE DEPOSIT INTANGIBLE

Core deposit intangible assets were as follows:

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets - core deposit intangibles	$18,612	$12,627	$18,612	$10,843

Aggregate amortization expense was $1.8 million, $1.9 million and $1.9 million for 2008, 2007, and 2006, respectively.

Estimated amortization expense for each of the next five years is as follows:

2009	$1,690
2010	1,595
2011	1,404
2012	252
2013	225

NOTE 11 – DEPOSITS

Year-end deposits are as follows:

	2008	2007

Non-interest-bearing demand	$109,056	$111,554
Savings	94,802	97,280
Money market accounts	205,768	250,682
Interest-bearing NOW accounts	285,737	306,517
Certificates of deposit	374,492	307,617

	$1,069,855	$1,073,650

Certificates of deposit of $100,000 or more were approximately $125.4 million and $69.6 million at year-end 2008 and 2007, respectively.

Scheduled maturities of certificates of deposit for the next five years are as follows:

2009	$284,242
2010	77,994
2011	7,751
2012	1,139
2013	3,366

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 11 – DEPOSITS (continued)

Interest expense on deposit accounts is summarized as follows for the years indicated:

	2008	2007	2006
Savings	$715	$833	$1,019
Money market accounts	5,397	11,072	10,096
Interest-bearing NOW accounts	4,844	6,838	4,128
Certificates of deposit	11,077	14,703	14,714

	$22,033	$33,446	$29,957

NOTE 12 – BORROWINGS

Borrowed funds are summarized as follows:

	December 31, 2008				December 31, 2007
	Contractual Interest Rate Range		Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate	Amount
Fixed-rate advance from FHLBC due:
Within 1 year	0.60%	4.06%	1.35%	$95,450	5.14%	$10,000
1 to 2 years	2.17	3.91	2.96	24,050	3.97	8,000
2 to 3 years	2.72	3.76	3.38	7,000	6.09	29,000

Total fixed rate advances	0.60	4.06	1.77	126,500	5.53	47,000
Adjustable-rate advance from FHLBC due:
Within 1 year	0.26	0.55	0.55	25,000	—	—
Open Line advance, due on demand	0.70	0.70	0.70	37,400	3.96	34,500

Total FHLBC funds	0.26	4.06	1.40	188,900	4.86	81,500
Securities sold under agreements to repurchase	0.25	0.25	0.25	11,450	3.84	14,933

Total borrowings	0.25%	4.06%	1.33%	$200,350	4.71%	$96,433

In December 2008, the Bank elected to pursue certain balance sheet restructuring strategies as a result of the historically low interest rate environment. The restructuring consisted of retiring a $25.0 million of FHLBC term advance and replacing it with a new FHLBC advance with an adjustable interest rate and a maturity of approximately one month. The Company incurred a net pre-tax prepayment penalty and recognized an immediate loss of $2.0 million on the early extinguishment of borrowings, in accordance with Emerging Issues Task Force 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Certain of the Company’s existing borrowings would be subject to prepayment penalties should they be repaid prior to maturity. There were no prepayment penalties recorded in 2007 or 2006.

The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLBC. All of the Bank’s FHLBC common stock is pledged as additional collateral for these advances. At December 31, 2008, $201.7 million and $58.1 million of first mortgage and multi-family mortgage loans, respectively, collateralized the advances. At December 31, 2008, we had the ability to borrow an additional $69.8 million under our credit facilities with the FHLBC.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 12 – BORROWINGS (continued)

The Company had available pre-approved overnight federal funds borrowing and repurchase agreement lines. At December 31, 2008 and 2007, there was no outstanding balance on these lines.

NOTE 13 – INCOME TAXES

The income tax expense (benefit) is as follows:

	2008	2007	2006

Current	$2,348	$3,401	$2,368
Deferred	(14,396)	(438)	2,458

Total income tax expense (benefit)	$(12,048)	$2,963	$4,826

A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 34% for 2008 and 2007, and 35% for 2006 to the income tax expense in the consolidated statements of operations follows:

	2008	2007	2006

Provision computed at the statutory federal tax rate	$(10,689)	$3,440	$5,056

State taxes and other, net	(1,360)	(26)	356
BOLI	(199)	(199)	—
ESOP/Share based compensation	442	317	230
Dividends received deduction	(242)	(569)	(816)

	$(12,048)	$2,963	$4,826

Effective income tax rate	(38.33)%	29.29%	32.45%

Retained earnings at December 31, 2008 and 2007 include approximately $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 13 – INCOME TAXES (continued)

The net deferred tax asset is as follows:

	2008	2007

Gross deferred tax assets
Allowance for loan losses	$5,618	$4,261
Visa litigation reserve	—	478
Capital loss carryforwards	340	876
Impairment of securities available-for-sale	17,045	3,403
Unrealized loss on securities available-for-sale	416	2,777
Non-qualified stock options	634	326
Other	588	445

	24,641	12,566
Gross deferred tax liabilities
Net deferred loan origination costs	(1,461)	(1,389)
FHLBC stock dividends	(1,796)	(1,818)
Purchase accounting adjustments	(1,922)	(2,497)
Accumulated depreciation	(523)	(227)
Mortgage servicing rights	(697)	(833)
Goodwill	(789)	(508)
Other	(484)	(360)

	(7,672)	(7,632)

Net deferred tax asset	$16,969	$4,934

At December 31, 2008, the Company included in deferred tax assets a $340,000 asset for capital loss carryforwards, which expires in 2011. With the enactment of Emergency Economic Stabilization Act of 2008 (“EESA”), the $17.1 million deferred tax asset noted above, which relates to the $35.9 million pre-tax impairment loss that the Company recorded on its holdings of Freddie Mac preferred stocks after Freddie Mac was placed into conservatorship, may be deducted against ordinary income. Based upon projections of future taxable income, including capital gains, management believes that it is more likely than not that the deferred tax assets reflected in the above table will be fully realized and thus a valuation allowance is not needed.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$108
Additions based on tax positions related to the current year	63
Additions for tax positions of prior years	25
Reductions due to the statute of limitations	(23)

Balance at December 31, 2008	$173

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 13 – INCOME TAXES (Continued)

The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2008 was $5,000, and the amount accrued for interest and penalties at December 31, 2008 was $25,000.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois. The Company is no longer subject to examination by these taxing authorities for years before 2005 for federal income tax and 2006 for the State of Illinois.

NOTE 14 – REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions, asset growth and expansion are limited, and the submission of a capital restoration is required.

At year-end, actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total capital (to risk- weighted assets)	$195,961	14.69%	$106,728	8.00%	$133,410	10.00%
Tier 1 (core) capital (to risk-weighted assets)	183,920	13.79	53,364	4.00	80,046	6.00
Tier 1 (core) capital (to adjusted total assets)	183,920	12.08	60,921	4.00	76,151	5.00

December 31, 2007
Total capital (to risk- weighted assets)	$213,458	16.54%	$103,259	8.00%	$129,074	10.00%
Tier 1 (core) capital (to risk-weighted assets)	203,213	15.74	51,630	4.00	77,445	6.00
Tier 1 (core) capital (to adjusted total assets)	203,213	13.95	58,278	4.00	72,847	5.00

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 14 – REGULATORY MATTERS (continued)

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital.

	2008	2007
GAAP equity	$214,706	$226,828
Disallowed intangible assets	(26,326)	(27,825)
Disallowed deferred tax asset	(5,136)	—
Unrealized loss on securities available-for-sale	676	4,210

Tier I capital	183,920	203,213
General regulatory loan loss reserves	12,041	10,245

Total regulatory capital	$195,961	$213,458

As of December 31, 2008 the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Federal regulations require the Bank to comply with a Qualified Thrift Lender (“QTL”) test, which generally requires that 65% of assets be maintained in housing-related finance and other specified assets. If the QTL test is not met, limits are placed on growth, branching, new investment, FHLBC advances, and dividends or the institution must convert to a commercial bank charter. Management considers the QTL test to have been met as of December 31, 2008.

The Bank is subject to restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2008, the Bank does not have pre-approved approval for future dividends.

NOTE 15 – EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan (“ESOP”). Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service. In connection with the conversion and reorganization, the ESOP borrowed $19.6 million from the Company, and used the proceeds of the loan to purchase 1,957,300 shares of common stock issued in the subscription offering at $10.00 per share. The loan is secured by the shares and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on ESOP assets. The Bank has committed to make discretionary contributions to the ESOP sufficient to service the loan over a period not to exceed 20 years. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Participants receive their earned shares at the end of employment.

Contributions to the ESOP during 2008 and 2007 were $1.9 million each year, including dividends and interest received on unallocated shares of $486,000 and $528,000 in 2008 and 2007, respectively. Expense related to the ESOP, net of dividends and interest received on unallocated ESOP shares, was $512,000, $1.0 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Shares held by the ESOP were as follows:

	2008	2007

Allocated to participants	340,813	244,663
Distributed to participants	(6,258)	(1,715)
Unearned	1,614,772	1,712,637

Total ESOP shares	1,949,327	1,955,585

Fair value of unearned shares	$16,455	$27,094

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 15 – EMPLOYEE BENEFIT PLANS (continued)

Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company provides a dollar-for-dollar match on contributions made prior to March 31, 2007 on contributions up to 5% of eligible compensation, and a match of $0.50 on each $1.00 of contribution up to 6% of eligible compensation beginning April 1, 2007. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $442,000, $566,000, and $728,000 were made for the years ended 2008, 2007, and 2006, respectively.

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

The Human Resources Committee may grant stock options to purchase shares of the Company’s common stock to certain employees and directors of the Company. The exercise price for the stock options is the fair market value of the common stock on the dates of the grants. The stock options generally vest annually over three to five year periods; vesting is subject to acceleration in certain circumstances. The stock options will expire if not exercised within five years from the date of grant.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate was determined using the yield available on the option grant date for a zero-coupon U.S. Treasury security with a term equivalent to the expected life of the option. The expected life for options granted represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed by SAB 107. The expected volatility for options issued in 2007 and prior was determined using historical volatilities based on historical data for the NASDAQ Bank Index because the Company lacked sufficient history in its stock. The expected volatility for options issued in 2008 was determined using the Company’s historical data. Estimated forfeitures were assumed to be zero due to the lack of historical experience for the Company.

The Company estimated the grant date fair value of options awarded in 2008 and 2007 using the Black-Scholes Option-Pricing model with the following assumptions:

	2008 Assumptions	2007 Assumptions

Risk-free interest rate	2.00%	4.47%
Expected option life (years)	1.84	3.42
Expected stock price volatility	21.71%	11.06%
Current quarterly cash dividend	$0.07	$0.07
Projected dividend growth	5.00%	5.00%
Weighted average fair value of options granted during year	$0.541	$0.853

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 16 – EQUITY INCENTIVE PLANS (continued)

The Company recognized $594,000 and $498,000 of stock-based compensation expenses relating to the granting of stock options for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company had $785,000 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted average period of 1.5 years as follows:

2009	$405
2010	365
2011	15

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Stock options outstanding at December 31, 2006	1,301,000	$17.63	4.7	$234

Stock options granted	301,200	15.89
Stock options exercised	—	—
Stock options forfeited	(4,800)	(16.00)

Stock options outstanding at December 31, 2007	1,597,400	$17.40	3.9	$—

Stock options granted	756,404	14.82
Stock options exercised	—	—
Stock options forfeited	(19,000)	(16.27)

Stock options outstanding at December 31, 2008	2,334,804	$16.51	2.8	$—

Stock options exercisable at December 31, 2008	1,687,879	$16.38	2.9	$—

Fully vested and expected to vest	2,331,804	$16.51	2.8	$—

(1)	Stock option aggregate intrinsic value represents the number of shares subject to options multiplied by the difference (if positive) in the closing market price of the common stock underlying the options on the date shown and the weighted average exercise price.

The Human Resources Committee of the Board of Directors may grant shares of restricted stock to certain employees and directors of the Company. The awards generally vest annually over varying periods from three to five years and vesting is subject to acceleration in certain circumstances. The cost of such awards will be accrued ratably as compensation expense over such respective periods based on expected vesting dates. The Company recognized $3.5 million and $3.6 million of expenses relating to the grant of shares of restricted stock during the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the total unrecognized compensation cost related to unvested shares of restricted stock was $3.9 million and $7.4 million, respectively. The cost is expected to be recognized over a weighted average period of 1.5 years as follows:

2009	$2,151

2010	1,767

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 16 – EQUITY INCENTIVE PLANS (continued)

Restricted Stock	Number of Shares (1)	Weighted Average Fair Value at Grant Date	Weighted Average Term to Vest (in years)	Aggregate Intrinsic Value (2)

Shares outstanding at December 31, 2006	641,950	$17.63	2.2	$11,433
Shares granted	17,450	15.41
Shares vested	(224,250)	(17.55)
Shares forfeited	—	—

Shares outstanding at December 31, 2007	435,150	$17.57	1.8	$6,884

Shares granted	—	—
Shares vested	(195,450)	(17.58)
Shares forfeited	(600)	(17.69)

Shares outstanding at December 31, 2008	239,100	$17.56	1.5	$2,436

(1)	The end of period balances consist only of unvested shares.
(2)	Restricted stock aggregate intrinsic value represents the number of shares of restricted stock multiplied by the market price of the common stock underlying the outstanding shares on the date shown.

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

The contractual or notional amounts are as follows:

	2008	2007
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$39,961	$17,608
Standby letters of credit	2,224	4,140
Unused lines of credit	167,132	218,820
Commitments to sell mortgages	8,471	2,796

Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loans commitment totaled $37.7 million with interest rates ranging from 5.00% to 6.75% and maturities ranging from one to 30 years.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 17 – LOAN COMMITMENTS AND OTHER OFF-BALANCE SHEET ACTIVITIES (continued)

Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customers. The collateral held varies, but primarily consists of single-family residential real estate.

The Bank, as a member of Visa USA, received 51,404 unrestricted shares of Visa, Inc. Class B common stock in connection with Visa, Inc.’s initial public offering in 2007, and 32,398 additional shares of Class B common stock that were deposited into a litigation escrow that Visa, Inc. established under its retrospective responsibility plan. The retroactive responsibility plan obligates all former Visa USA members to indemnify Visa USA, in proportion to their equity interests in Visa USA, for certain litigation losses and expenses, including settlement expenses, for the lawsuits covered by the retrospective responsibility plan. The primary method for discharging the indemnification obligations under the retrospective responsibility plan is a reduction of the ratio at which the Visa, Inc. Class B shares held in the litigation escrow can be converted into publicly traded Class A common shares of Visa, Inc. In 2007, Visa, Inc. announced that it had recognized liabilities for probable settlements for two of the covered lawsuits. The Company accrued its proportionate share of the costs of the probable settlements as an expense in 2007, and recognized an indemnification liability for the other covered lawsuits. In 2008, Visa, Inc. deposited $1.1 billion (“Loss Funds”) into the litigation escrow. Pursuant to the terms of the retrospective responsibility plan, Visa, Inc.’s deposit of the Loss Funds into the litigation escrow reduced the conversion ratio applicable to the Company’s Visa, Inc. Class B shares from 0.7143 Class A share for each Class B share, to 0.6296 Class A share for each Class B share. Due to the restrictions that the retrospective responsibility plan imposes on the Company’s Visa, Inc. Class B shares, the Company has not recorded the Class B shares as an asset.

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

•

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Impaired loans and real estate owned properties are evaluated and valued at the time the loan is identified as impaired or placed into real estate owned, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified at a Level 2 in the fair value hierarchy. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

		Fair Value Measurements at December 31, 2008 Using

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Securities available-for-sale	$124,919	$353	$124,566

The following table sets forth the Company‘s assets that were measured at fair value on a non-recurring basis:

		Fair Value Measurements at December 31, 2008 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Impaired loans	$10,061	$—	$10,061
Mortgage servicing rights	1,093	—	1,093

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $25.6 million, with a valuation allowance of $2.7 million at December 31, 2008, compared to a carrying amount of $24.7 million, with a valuation allowance of $806,000 at December 31, 2007, resulting in a provision for loan losses of $1.9 million for the year ended December 31, 2008.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $1.8 million at December 31, 2008, comprised of $1.2 million on fixed rate loans and $629,000 on adjustable rate loans, including a valuation allowance of $110,000 on mortgage servicing rights of the fixed rate loans. A pre-tax charge of $110,000 was included in net loss as an additional reserve on our mortgage servicing rights portfolio for the year ended December 31, 2008 compared to zero for 2007.

The carrying amount and estimated fair value of financial instruments is as follows:

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$29,329	$29,329	$28,948	$28,948
Securities	124,919	124,919	77,049	77,049
Loans held-for-sale	872	890	173	175
Loans receivable, net of allowance for loan losses	1,267,968	1,289,867	1,253,999	1,262,624
FHLBC stock	15,598	N/A	15,598	N/A
Accrued interest receivable	6,732	6,732	7,090	7,090
Mortgage servicing rights	1,830	2,019	2,161	2,841

Financial liabilities
Non-interest-bearing demand deposits	$(109,056)	$(109,056)	$(111,554)	$(111,554)
NOW and money market deposits	(491,505)	(491,505)	(557,199)	(557,199)
Savings	(94,802)	(94,802)	(97,280)	(97,280)
Certificates of deposit	(374,492)	(379,257)	(307,617)	(309,522)
Borrowings	(200,350)	(201,814)	(96,433)	(98,406)
Accrued interest payable	(745)	(745)	(980)	(980)

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

FHLBC stock: It is not practicable to determine the fair value of FHLBC stock due to the restrictions placed on its transferability.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Deposit Liabilities: The estimated fair value for certificates of deposit has been determined by calculating the present value of future cash flows based on estimates of rates the Company would pay on such deposits, applied for the time period until maturity. The estimated fair values of non-interest-bearing demand, NOW, money market, and savings deposits are assumed to approximate their carrying values as management establishes rates on these deposits at a level that approximates the local market area. Additionally, these deposits can be withdrawn on demand.

Borrowings: The estimated fair values of advances from the FHLBC and notes payable are based on current market rates for similar financing. The estimated fair value of securities sold under agreements to repurchase is assumed to equal its carrying value due to the short-term nature of the liability.

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

NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	2008	2007	2006

Unrealized holding gains (losses) on securities available-for-sale	$(28,639)	$(11,979)	$5,237
Tax effect	11,365	4,994	(2,020)

Unrealized holding gains (losses) on securities available-for-sale, net of tax	(17,274)	(6,985)	3,217

Reclassification adjustments for net gains recognized in income	(1,385)	(399)	(101)
Tax effect	550	166	39

Reclassification adjustments for net gains recognized in income, net of tax	(835)	(233)	(62)

Loss on impairment of securities available-for-sale	35,919	—	—
Tax effect	(14,276)	—	—

Loss on impairment of securities available-for-sale net of tax	21,643	—	—

	$3,534	$(7,218)	$3,155

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 20 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of BankFinancial Corporation as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 follows:

Condensed Statements of Financial Condition

	2008	2007
ASSETS
Cash in subsidiary	$32,976	$44,232
Loan receivable from ESOP	17,778	18,341
Investment in subsidiary	214,706	226,827
Other assets	1,379	1,928

Total assets	$266,839	$291,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	48	191
Total stockholders’ equity	266,791	291,137

Total liabilities and stockholders’ equity	$266,839	$291,328

Condensed Statements of Operations

	2008	2007	2006
Interest income	$1,287	$1,321	$1,355
Dividends from subsidiary	2,000	47,500	10,500
Other expense	1,858	1,864	1,529

Income before income tax and undistributed subsidiary income	1,429	46,957	10,326
Income tax benefit	(217)	(209)	(66)

Income before equity in undistributed subsidiary income	1,646	47,166	10,392
Equity in undistributed subsidiary income (excess distributions)	(21,035)	(40,011)	(346)

Net income (loss)	$(19,389)	$7,155	$10,046

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 20 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows

	2008	2007	2006

Cash flows from operating activities
Net income (loss)	$(19,389)	$7,155	$10,046
Adjustments
Equity in undistributed subsidiary income (excess distributions)	21,035	40,011	346
Change in other assets	549	(21)	387
Change in accrued expenses and other liabilities	(143)	191	(1,111)

Net cash from operating activities	2,052	47,336	9,668

Cash flows from investing activities
Cash paid in acquisition	—	—	(23,943)
Principal payments received on ESOP loan	563	529	495

Net cash from investing activities	563	529	(23,448)

Cash flows from financing activities
Repurchase and retirement of common stock	(7,737)	(33,957)	(17,290)
Cash dividends paid on common stock	(6,134)	(6,481)	(4,446)
Net proceeds from sale of common stock	—	—	—

Net cash from financing activities	(13,871)	(40,438)	(21,736)

Net change in cash and cash equivalents	(11,256)	7,427	(35,516)

Beginning cash and cash equivalents	44,232	36,805	72,321

Ending cash and cash equivalents	$32,976	$44,232	$36,805

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 21 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest Income	$20,742	$19,387	$18,749	$19,082
Interest Expense	7,469	6,405	5,983	5,810

Net interest income	13,273	12,982	12,766	13,272
Provision (credit) for loan losses	(51)	250	1,406	3,487

Net interest income	13,324	12,732	11,360	9,785
Non interest income	4,706	1,521	1,968	1,789
Non interest expense	13,228	23,253	37,345	14,796

Income before income taxes	4,802	(9,000)	(24,017)	(3,222)
Income tax expense	1,610	(3,593)	1,065	(11,130)

Net Income (loss)	$3,192	$(5,407)	$(25,082)	$7,908

Basic earnings (loss) per common share	$0.16	$(0.27)	$(1.27)	$0.40
Diluted earnings (loss) per common share	$0.16	$(0.27)	$(1.26)	$0.40

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest Income	$23,793	$23,111	$23,124	$21,925
Interest Expense	9,765	9,760	9,899	8,880

Net interest income	14,028	13,351	13,225	13,045
Provision (credit) for loan losses	581	(354)	460	10

Net interest income	13,447	13,705	12,765	13,035
Non interest income	2,042	2,327	2,777	2,502
Non interest expense	13,122	12,666	12,383	14,311

Income before income taxes	2,367	3,366	3,159	1,226
Income tax expense	716	1,028	922	297

Net Income	$1,651	$2,338	$2,237	$929

Basic earnings per common share	$0.08	$0.11	$0.11	$0.05
Diluted earnings per common share	$0.08	$0.11	$0.11	$0.05

The Company had net income of $7.9 million for the fourth quarter of 2008. The Company’s operating results for the fourth quarter of 2008 included a pre-tax charge of $2.0 million on the early extinguishment of borrowings, in accordance with Emerging Issues Task Force 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The Bank elected to pursue certain balance sheet restructuring strategies as a result of the historically low interest rate environment. The restructuring consisted of retiring $25.0 million of FHLBC advances and replacing it with a new FHLBC advance with an adjustable interest rate and a maturity of approximately one month. The Company also recorded a tax benefit of $10.1 million related to the Freddie Mac impairment losses that were recorded as of September 30, 2008, but because the Emergency Economic Stabilization Act of 2008 was not enacted until October 3, 2008, the tax benefit was applied to the Company’s results of operations for the quarter ending December 31, 2008.

On January 29, 2009, the Company announced that its Board of Directors declared a cash dividend of $0.07 per share of its common stock. The dividend will be payable on March 6, 2009 to stockholders of record on February 11, 2009.

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

Code of Ethics. We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of our Code of Ethics is attached as Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2007. We have also adopted a Code of Business Conduct, pursuant to Nasdaq requirements, that applies generally to our directors, officers, and employees.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information regarding the securities that were authorized for issuance under our 2006 Equity Incentive Plan as of December 31, 2008:

	(Column A)	(Column B)	Column C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under 2006 Equity Incentive Plan (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders	2,573,904	$16.51	257,622
Equity compensation plans not approved by stockholders	—	—	—

Total	2,573,904	16.51	257,622

Column (A) represents stock options and restricted stock outstanding under the Company’s 2006 Equity Incentive Plan. Future equity awards under the 2006 Equity Incentive Plan may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock, restricted performance stock, restricted stock units, stock awards or cash. Column (B) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock awards are not included in this calculation. Column (C) represents the maximum aggregate number of future equity awards that can be made under the 2006 Equity Incentive Plan as of December 31, 2008.

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

(A)	Report of Independent Registered Accounting Firm

(B)	Consolidated Statements of Financial Condition - at December 31, 2008 and 2007

(C)	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

(F)	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Articles of Incorporation of BankFinancial Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

3.2	Bylaws of BankFinancial Corporation	Exhibit 3.2 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

3.3	Articles of Amendment to Charter of BankFinancial Corporation	Exhibit 3.3 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

	Exhibit	Location
3.4	Restated Bylaws of BankFinancial Corporation	Exhibit 3.4 to the Annual Report on Form 10-K of the Company (file no. 0001193125-06-064000), filed with the Securities and Exchange Commission on March 15, 2007

4	Form of Common Stock Certificate of BankFinancial Corporation	Exhibit 4 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.1	Employee Stock Ownership Plan	Exhibit 10.1 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.2	Deferred Compensation Plan	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

10.3	BankFinancial FSB Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Current Report on Form 8-K of the Company (file 000-51331) originally filed with the Securities and Exchange Commission on May 5, 2008

10.4	BankFinancial FSB Employment Agreement with James J. Brennan	Exhibit 10.3 to the Current Report on Form 8-K of the Company (file 000-51331) originally filed with the Securities and Exchange Commission on May 5, 2008.

10.5	BankFinancial FSB Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Current Report on Form 8-K of the Company (file 000-51331) originally filed with the Securities and Exchange Commission on May 5, 2008

10.7	BankFinancial FSB Employment Agreement with Christa N. Calabrese	Exhibit 10.5 to the Current Report on Form 8-K of the Company (file 000-51331) originally filed with the Securities and Exchange Commission on May 5, 2008.

10.12	Form of Incentive Stock Option Award Terms	Exhibit 10.1 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.13	2006 BankFinancial Corporation Equity Incentive Plan	Appendix C to the Definitive Form 14A filed with the Securities and Exchange Commission on May 25, 2006 (File No. 000-51331)

10.14	Form of Performance Based Incentive Stock Option Award Terms	Exhibit 10.2 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.15	Form of Non-Qualified Stock Option Award Terms	Exhibit 10.3 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.16	Form of Performance Based Non-Qualified Stock Option Award Terms	Exhibit 10.4 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.17	Form of Restricted Stock Unit Award Agreement	Exhibit 10.5 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

	Exhibit	Location
10.18	Form of Performance Based Restricted Stock Award Agreement	Exhibit 10.6 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.19	Form of Restricted Stock Award Agreement	Exhibit 10.7 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.20	Form of Stock Appreciation Rights Agreement	Exhibit 10.8 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 5, 2006

10.21	Retirement Agreement dated as of October 20, 2008, between BankFinancial Corporation and Robert J. O’Shaughnessy	Exhibit 10.1 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on October 20, 2008

10.22	Consulting Agreement dated as of October 20, 2008, between BankFinancial Corporation and Robert J. O’Shaughnessy	Exhibit 10.2 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on October 20, 2008

10.23	Amendment to BankFinancial Corporation 2006 Equity Incentive Plan Restricted Stock Award Agreement between BankFinancial Corporation and Robert J. O’Shaughnessy dated October 20, 2008	Exhibit 10.3 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on October 20, 2008

10.24	Form of Amendments to BankFinancial Corporation 2006 Equity Incentive Plan Non-Qualified Stock Option Award Terms between BankFinancial Corporation and Robert J. O’Shaughnessy dated October 20, 2008	Exhibit 10.4 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on October 20, 2008

10.25	BankFinancial Corporation Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on October 20, 2008

10.26	BankFinancial Corporation Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on October 20, 2008

10.27	BankFinancial Corporation Employment Agreement with James J. Brennan	Exhibit 10.3 to the Report on Form 8-K of the Company filed with the Securities and Exchange Commission on October 20, 2008

10.28	BankFinancial Corporation Employment Agreement with Elizabeth A. Doolan	Filed herewith

10.29	BankFinancial FSB Employment Agreement with Elizabeth A. Doolan	Filed herewith

14	Code of Ethics for Senior Financial Officers	Exhibit 14 to the Annual Report on Form 10-K of the Company (file no. 0001193125-06-064000), filed with the Securities and Exchange Commission on March 27, 2006

21	Subsidiaries of Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company (file no. 333-119217), originally filed with the Securities and Exchange Commission on September 23, 2004

23	Consent of Crowe Horwath LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKFINANCIAL CORPORATION

Date: February 23, 2009	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 23, 2009

/s/ Paul A. Cloutier Paul A. Cloutier	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2009

/s/ Elizabeth A. Doolan Elizabeth A. Doolan	Senior Vice President and Controller (Principal Accounting Officer)	February 23, 2009

/s/ Cassandra J. Francis Cassandra J. Francis	Director	February 23, 2009

/s/ John M. Hausmann John M. Hausmann	Director	February 23, 2009

/s/ Sherwin R. Koopmans Sherwin R. Koopmans	Director	February 23, 2009

/s/ Joseph A. Schudt Joseph A. Schudt	Director	February 23, 2009

/s/ Terry R. Wells Terry R. Wells	Director	February 23, 2009

/s/ Glen R. Wherfel Glen R. Wherfel	Director	February 23, 2009