Form 10-Q
period 2009-03-31
BankFinancial CORP
filed 2009-04-29
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐.

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. 21,448,377 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 27, 2009.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2009 and December 31, 2008

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from other financial institutions	$20,155	$29,213
Interest-bearing deposits in other financial institutions	2,882	116

Cash and cash equivalents	23,037	29,329
Securities available-for-sale, at fair value	119,417	124,919
Loans held-for-sale	1,729	872
Loans receivable, net of allowance for loan losses:
March 31, 2009, $14,558; and December 31, 2008, $14,746	1,283,996	1,267,968
Stock in Federal Home Loan Bank, at cost	15,598	15,598
Premises and equipment, net	34,773	34,565
Accrued interest receivable	6,420	6,732
Goodwill	22,566	22,566
Core deposit intangible	5,556	5,985
Bank Owned Life Insurance	20,112	20,171
Other assets	24,705	25,996

Total assets	$1,557,909	$1,554,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	1,153,738	1,069,855
Borrowings	123,995	200,350
Advance payments by borrowers taxes and insurance	6,857	8,104
Accrued interest payable and other liabilities	7,672	9,601

Total liabilities	1,292,262	1,287,910

Commitments and contingent liabilities

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, shares authorized: 100,000,000; shares issued at March 31, 2009, 21,486,377 and at December 31, 2008, 21,694,177	215	217
Additional paid-in capital	194,261	195,119
Retained earnings, substantially restricted	86,939	88,279
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(15,906)	(16,148)
Accumulated other comprehensive income (loss)	138	(676)

Total stockholders’ equity	265,647	266,791

Total liabilities and stockholders’ equity	$1,557,909	$1,554,701

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31, 2009 and 2008

(In thousands, except share and per share data) - (Unaudited)

	Three months ended March 31,
	2009	2008
Interest and dividend income:
Loans, including fees	$17,563	$19,578
Securities	1,343	1,146
Other	—	18

Total interest income	18,906	20,742
Interest expense:
Deposits	5,131	6,308
Borrowings	605	1,161

Total interest expense	5,736	7,469

Net interest income	13,170	13,273
Provision (credit) for loan losses	1,344	(51)

Net interest income after provision (credit) for loan losses	11,826	13,324

Noninterest income:
Deposit service charges and fees	794	825
Other fee income	428	475
Insurance commissions and annuities income	177	246
Gain on sale of loans, net	256	70
Gain on sale of securities	—	1,385
Gain on unredeemed VISA stock	—	1,240
Gain (loss) on disposition of premises and equipment	(4)	9
Loan servicing fees	175	213
Amortization and impairment of servicing assets	(222)	(311)
Operations of real estate owned	(253)	(11)
Bank Owned Life Insurance income (loss)	(59)	217
Other	97	348

Total noninterest income	1,389	4,706

Noninterest expense:
Compensation and benefits	7,865	8,220
Office occupancy and equipment	1,767	1,947
Advertising and public relations	366	164
Information technology	1,008	904
Supplies, telephone, and postage	424	522
Amortization of intangibles	429	452
Other	930	1,019

Total noninterest expense	12,789	13,228

Income before income taxes	426	4,802
Income tax expense	254	1,610

Net income	$172	$3,192

Basic earnings per common share	$0.01	$0.16

Diluted earnings per common share	$0.01	$0.16

Weighted average common shares outstanding	19,779,561	19,962,347
Diluted weighted average common shares outstanding	19,779,561	19,968,004

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Three months ended March 31, 2009 and 2008

(In thousands, except share and per share data) - (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance at December 31, 2007	$222	$198,449	$113,802	$(17,126)	$(4,210)	$291,137
Comprehensive income:
Net income	—	—	3,192	—	—	3,192	$3,192
Change in other comprehensive income, net of tax effects	—	—	—	—	(935)	(935)	(935)

Total comprehensive income							$2,257

Purchase and retirement of common stock (254,800 shares)	(2)	(3,897)	—	—	—	(3,899)
Nonvested stock awards- Stock-based compensation expense	—	1,247	—	—	—	1,247
Cash dividends declared on common stock ($0.07 per share)	—	—	(1,546)	—	—	(1,546)
ESOP shares earned	—	145	—	244	—	389

Balance at March 31, 2008	$220	$195,944	$115,448	$(16,882)	$(5,145)	$289,585

Balance at December 31, 2008	$217	$195,119	$88,279	$(16,148)	$(676)	$266,791
Comprehensive income:
Net income	—	—	172	—	—	172	$172
Change in other comprehensive income, net of tax effects	—	—	—	—	814	814	814

Total comprehensive income							$986

Purchase and retirement of common stock (207,800 shares)	(2)	(1,798)	—	—	—	(1,800)
Nonvested stock awards- Stock-based compensation expense	—	941	—	—	—	941
Cash dividends declared on common stock ($0.07 per share)	—	—	(1,512)	—	—	(1,512)
ESOP shares earned	—	(1)	—	242	—	241

Balance at March 31, 2009	$215	$194,261	$86,939	$(15,906)	$138	$265,647

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Three months ended March 31, 2009 and 2008

(In thousands) - (Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$172	$3,192
Adjustments to reconcile to net income to net cash from operating activities
Provision (credit) for loan losses	1,344	(51)
ESOP shares earned	241	389
Stock-based compensation expense	941	989
Depreciation and amortization	1,017	948
Amortization and accretion of premiums and discounts on securities and loans	(37)	(4)
Amortization of core deposit and other intangible assets	424	447
Amortization and impairment of servicing assets	222	311
Net change in net deferred loan origination costs	—	45
Net loss on sale of real estate owned	27	—
Gain on sale of loans, net	(256)	(70)
Gain on sale of securities	—	(1,385)
Gain on unredeemed VISA stock	—	(1,240)
Gain (loss) on disposition of premises and equipment, net	4	(9)
Loans originated for sale	(13,534)	(9,652)
Proceeds from sale of loans	12,933	8,107
Net change in:
Deferred income tax	(160)	864
Accrued interest receivable	312	327
Bank Owned Life Insurance income (loss)	59	(217)
Other assets	844	1,469
Accrued interest payable and other liabilities	(1,929)	(2,027)

Net cash from operating activities	2,624	2,433

Cash flows from investing activities
Securities available-for-sale
Proceeds from sales	—	1,385
Proceeds from maturities	540	198
Proceeds from principal repayments	6,314	1,758
Loans receivable
Principal payments on loans receivable	221,117	231,263
Purchase of loans	(9,984)	(565)
Originated for investment	(229,070)	(229,038)
Proceeds from sale of real estate owned	108	—
Purchases of premises and equipment, net	(910)	(157)

Net cash from investing activities	(11,885)	4,844

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Three months ended March 31, 2009 and 2008

(In thousands) - (Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from financing activities
Net change in deposits	83,883	(16,037)
Net change in borrowings	(76,355)	15,587
Net change in advance payments by borrowers for taxes and insurance	(1,247)	(1,189)
Repurchase and retirement of common stock	(1,800)	(3,899)
Cash dividends paid on common stock	(1,512)	(1,546)

Net cash from financing activities	2,969	(7,084)

Net change in cash and cash equivalents	(6,292)	193

Beginning cash and cash equivalents	29,329	28,948

Ending cash and cash equivalents	$23,037	$29,141

Supplemental disclosures of cash flow information:
Interest paid	$5,927	$6,114
Income taxes paid	—	300
Loans transferred to real estate owned	364	1,136
Due to broker	—	47

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

As used in this Quarterly Report on Form 10-Q, the words “Company,” “we” and “our” are intended to refer to the Company, the Bank, and the Bank’s subsidiaries, with respect to information presented for the three-month period ended March 31, 2009.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month period ended March 31, 2009, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2009.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and all amendments thereto, as filed with the Securities and Exchange Commission.

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

	Three months ended March 31,
	2009	2008
Net income	$172	$3,192

Basic earnings per common share:

Average common shares outstanding	21,617,158	22,101,410
Less: Unearned ESOP shares	(1,598,497)	(1,704,262)
Unvested restricted stock shares	(239,100)	(434,801)

Weighted average common shares outstanding	19,779,561	19,962,347

Basic earnings per common share	$0.01	$0.16

Diluted earnings per common share:

Weighted average common shares outstanding	19,779,561	19,962,347
Net effect of dilutive stock options and unvested restricted stock	—	5,657

Weighted average diluted common shares outstanding	19,779,561	19,968,004

Diluted earnings per common share	$0.01	$0.16

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	2,334,803	2,336,803
Weighted average exercise price of anti-dilutive stock option	$16.51	$16.51

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 3 – Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 31, 2009
Municipal securities	$1,819	$84	$—
Mortgage-backed securities	41,238	879	(7)
Collateralized mortgage obligations	75,826	1,217	—
SBA-guaranteed loan participation certificates	123	—	(6)
Equity securities	411	—	(1,945)

	$119,417	$2,180	$(1,958)

December 31, 2008
Certificate of deposit	$500	$—	$—
Municipal securities	1,811	76	—
Mortgage-backed securities	41,976	281	(170)
Collateralized mortgage obligations	80,154	743	(14)
SBA-guaranteed loan participation certificates	125	—	(6)
Equity securities	353	—	(2,003)

	$124,919	$1,100	$(2,193)

Mortgage-backed securities and collateralized mortgage obligations consisted of Freddie Mac, Fannie Mae and Ginnie Mae issues at March 31, 2009 and December 31, 2008. Equity securities consisted of Freddie Mac preferred stock at March 31, 2009 and December 31, 2008. All of our investment securities reflected in the preceding table were classified as available-for-sale at March 31, 2009.

Interest income on securities is recognized under the interest method, and includes amortization of purchase premium and discount. Gains and losses on sales of securities are based on the amortized cost of the securities sold.

The Company evaluates marketable investment securities with significant declines in fair value on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under the current accounting guidance, which provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the securities must assess whether the impairment is other-than-temporary.

The shares of Freddie Mac preferred stock that the Company holds in its investment portfolio experienced significant declines in fair value (as measured by quoted market prices for these securities) during the year ended December 31, 2008 and the three months ended March 31, 2009 due to a variety of market conditions and issuer-specific factors, including the placing of Freddie Mac into a conservatorship, Freddie Mac’s issuance of new shares of preferred stock that are senior to all previously issued preferred shares, and Freddie Mac’s suspension of dividends on all previously issued preferred shares. The Company evaluated its shares of Freddie Mac preferred stocks at March 31, 2009 for impairment, and concluded that the unrealized losses that existed at that date did not constitute an other-than-temporary impairment under the current accounting guidance.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable

Loans originated are identified as either held for sale or held for investment and are accounted for accordingly upon their origination. Loans that are classified as held for sale are recorded at the lower of aggregate cost or estimated fair market value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the fair value of the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Premiums and discounts associated with loans purchased are amortized over the contractual term of the loan using the level-yield method.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the contractual loan term, adjusted for prepayments. Interest income is discontinued at the time a loan is 90 days delinquent unless the loan is well-secured and there are no asserted or pending legal barriers to its collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Loans receivable are as follows:

	March 31, 2009	December 31, 2008
One- to four-family residential real estate loans	$326,678	$323,713
Multi-family mortgage loans	320,480	305,318
Nonresidential real estate loans	341,898	342,276
Construction and land loans	45,967	49,511
Commercial loans	80,249	81,679
Commercial leases	178,982	175,804
Consumer loans	2,605	2,655

Total loans	1,296,859	1,280,956
Loans in process	(217)	(154)
Net deferred loan origination costs	1,912	1,912
Allowance for loan losses	(14,558)	(14,746)

Loans, net	$1,283,996	$1,267,968

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (continued)

Activity in the allowance for loan losses is as follows:

	Three months ended March 31,
	2009	2008
Beginning balance	$14,746	$11,051
Provision (credit) for loan losses	1,344	(51)
Loans charged off	(1,536)	(173)
Recoveries	4	3

Ending balance	$14,558	$10,830

Impaired loans are as follows:

	March 31, 2009	December 31, 2008
Loans with allocated allowance for loan losses	$11,804	$10,061
Loans with no allocated allowance for loan losses	21,926	15,506

Total impaired loans	$33,730	$25,567

Amount of the allowance for loan losses allocated to impaired loans	$2,044	$2,705

Average of impaired loans during the period	$29,648	$22,944

Cash basis interest income received on impaired loans was approximately $251,000 and $390,000 for the three-month periods ended March 31, 2009 and 2008, respectively.

Nonaccrual loans and loans past due 90 days still on accrual are as follows:

	March 31, 2009	December 31, 2008
Nonaccrual loans	$22,736	$13,658
90 days delinquent, still accruing	2,383	2,673

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The $2.4 million in loans reflected in the above table as “90 days delinquent, still accruing,” represent four well-secured loans in the process of collection. Generally, the Bank does not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of payments actually received or the renewal of a loan has not occurred for administrative reasons.

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

A loan is impaired when full payment under the loan terms is not expected. Multi-family, nonresidential real estate, construction, land, and commercial loans and leases are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Note 5 – Deposits

Deposits are as follows:

	March 31, 2009	December 31, 2008
Noninterest-bearing demand	$107,021	$109,056
Savings	97,531	94,802
Money market accounts	246,443	205,768
Interest-bearing NOW accounts	274,560	285,737
Certificates of deposit	428,183	374,492

	$1,153,738	$1,069,855

Interest expense on deposit accounts is summarized as follows:

	Three months ended March 31,
	2009	2008
Savings	$121	$188
Money market accounts	1,290	1,767
Interest-bearing NOW accounts	663	1,433
Certificates of deposit	3,057	2,920

	$5,131	$6,308

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Values of Financial Instruments

Financial Accounting Standards Board (“FASB”) Statement No. 157 Fair Value Measurements establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

•	Level 3 - Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The fair values of marketable equity securities available-for-sale are generally determined by quoted prices, in active markets, for each specific security (Level 1 measurement inputs). If Level 1 measurement inputs are not available for a marketable equity security, the fair value is determined based on the quoted price of a similar security traded in an active market (Level 2 measurement inputs). The fair values of debt securities available-for-sale are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 measurement inputs).

The fair values of loans held for sale are generally determined by quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets (Level 2 measurement inputs).

Impaired loans are evaluated at the time the loan is identified as impaired, and are recorded at the lower of carrying value or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 2 in the fair value hierarchy. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

(unaudited)

Note 6 – Fair Values of Financial Instruments (continued)

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
March 31, 2009
Securities available-for-sale	$119,417	$411	$119,006

December 31, 2008
Securities available-for-sale	$124,919	$353	$124,919

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

		Fair Value Measurement
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
March 31, 2009
Impaired loans	$11,804	$—	$11,804
Mortgage servicing rights	1,611	—	1,611

December 31, 2008
Impaired loans	$10,061	$—	$10,061
Mortgage servicing rights	1,093	—	1,093

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $11.8 million, with a valuation allowance of $2.0 million at March 31, 2009, compared to a carrying amount of $10.1 million, with a valuation allowance of $2.7 million December 31, 2008, resulting in a credit to the provision for specific loan losses related to SFAS No. 114, Accounting by Creditors for Impairment of a Loan of $661,000 for the three months ended March 31, 2009.

Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $1.7 million at March 31, 2009, comprised of $1.1 million on fixed rate loans and $565,000 on adjustable rate loans, including a valuation allowance of $183,000 on mortgage servicing rights of the fixed rate loans. A pre-tax charge of $73,000 was included in net income as an additional reserve on our mortgage servicing rights portfolio for the three month period ended March 31, 2009, compared to $194,000 recorded for the same period 2008. Mortgage servicing rights had a carrying amount of $1.8 million at December 31, 2008, comprised of $1.2 million on fixed rate loans and $629,000 on adjustable rate loans, including a valuation allowance of $110,000 on mortgage servicing rights of the fixed rate loans.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 7 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components were as follows:

	Three months ended March 31,
	2009	2008
Unrealized holding gains (losses) on securities available-for-sale, net of tax	$814	$(100)

Reclassification adjustments for net gains recognized in income, net of tax	—	(835)

	$814	$(935)

Note 8 – Adoption of New Accounting Standards

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not applicable unless the Company enters into a business combination.

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Assets When the Market for that Asset is Not Active, which provides an example that illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP does not change existing U.S. generally accepted accounting principles. The FSP provides clarification on how to consider various inputs in determining fair value under current market conditions consistent with the principles of FSP 157. The FSP includes only one example, as the FASB emphasized the need to apply reasonable judgment to each specific fact pattern. Several additional concepts addressed in the FSP include distressed sales, the use of third party pricing information, the use of internal assumptions and the relevance of observable data, among others. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 8 – Adoption of New Accounting Standards (continued)

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. (FSP EITF 03-6-1). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method of FASB Statement No. 128, Earnings Per Share. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. The Company’s unvested restricted stock awards do not contain nonforfeitable rights to dividends, they are not included under the scope of this pronouncement, and therefore, the impact of adoption was not material.

Note 9 – Newly Issued But Not Yet Effective Accounting Standards

In April 2009 the FASB issued FSP 115-2 & 124-2 Recognition and Presentation of Other-Than Temporary Impairments. The FSP eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity. Conversely, the new FSP requires the issuer to recognize an OTTI in the event that the issuer intends to sell the impaired security or in the event that it is more likely than not that the issuer will sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer determines that sale of the security in question prior to recovery is probable, then the entire OTTI will be recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009 the FASB issued FSP 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for determining fair value based on observable transactions. The FSP provides that if evidence suggests that an observable transaction was not executed orderly that little, if any, weight should be assigned to this indication of an Asset or Liability’s fair value. Conversely, if evidence suggests that the observable transaction was executed orderly that the transaction price of the observable transaction may be appropriate to use in determining the fair value of the Asset/Liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed orderly, relatively less weight should be ascribed to this indicator of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009 the FASB issued FSP 107-1 & APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. The FSP provides that publicly traded companies shall provide information concerning the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In periods after initial adoption this FSP requires comparative disclosures only for periods ending after initial adoption. The FSP is effective for interim reporting periods ending after June 15, 2009.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and all amendments thereto, as filed with the Securities and Exchange Commission. There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

Overview

Business conditions continued to exhibit significantly divergent characteristics in the first quarter of 2009. New loan and lease opportunities are increasingly available at quite attractive pricing, but uncertainties regarding forward corporate earnings and, in particular, concerns about investment real estate valuations, caused us to be even more conservative than our underwriting standards would otherwise dictate. Similarly, the competitive environment for deposits is more favorable than at any time in the recent past, but the unpredictability of future net loan growth and the very low returns on investment securities limited our interest in more aggressive deposit growth. Local economic conditions remain fragile, with rising unemployment affecting the retail sales and service sectors to a greater degree than in the previous quarter.

Multi-family loan balances increased modestly due to favorable competitive conditions and a broader geographic market territory. Commercial real estate loan balances were stable as fewer real estate investors are willing to enter or exit the market. Commercial leasing activity increased materially, but net balance growth remained limited because of the short amortization periods generally applicable to the existing commercial lease portfolio. Commercial loan balances declined slightly due to lower working capital usage by some borrowers; this trend could accelerate if the State of Illinois improves the frequency of remittances to certain health-care borrowers.

Residential loan balances increased due to a larger quantity of loans held for sale in the secondary market and increased home equity line of credit usage resulting primarily from seasonal factors. Construction loans balances declined due to project sales, as we continued to pursue prudent inventory liquidation avenues with borrowers where necessary.

Deposits increased during the quarter, principally due to increased marketing efforts and a considerably more favorable competitive environment, especially for retail certificates of deposit. Our focus on retaining core deposit relationships within current FDIC insurance limits resulted in the stabilization of such deposit balances within product lines that are not indexed to current market rates. Given these conditions, we reduced wholesale deposit and other borrowing balances during the quarter and we expect to continue doing so as conditions further permit.

Overall trends in our owner-occupied residential and multi-family loan portfolios remained stable. A modest negative trend emerged in investor-owned single-family buildings, but in at least two of the three situations encountered, the borrowers failed to remit rental income they received from occupied properties due to unrelated cash flow issues. The current and anticipated supply of single-family residences on the market will likely result in longer holding periods for some of these properties following the conclusion of formal collection action, but we do not expect any material negative financial impact from these trends at present.

The significantly extended absorption periods for new single-family construction and individual building sites resulted in a total of $8.8 million in loans being placed on non-accrual status during the quarter due to the exhaustion of the borrowers’ ability to continue debt service on a cash basis. Of the total $9.4 million in non-accrual loans within this segment, approximately $5.2 million is secured by three completed single-family homes in the northern suburbs of Chicago, and the remaining balance is secured by several individual building sites for single-family homes, one small single-family attached development parcel and two small commercial parcels located in similar markets. Given our extensive real estate development management experience, we are prepared to retain certain improved development sites for future disposition if the underlying facts and circumstances make it materially financially advantageous for us to do so.

We began to see some signs of stress in the commercial real estate portfolio, both with respect to investment and owner-occupied real estate. Some retail tenants are requesting and receiving rental reductions and office space absorption remains weak due to the contraction of economic activity generally. During the quarter, we placed $3.8 million of commercial real estate loans on non-accrual status, including a $2.7 million loan secured by a northwest suburban Chicago industrial / office building for which the borrower had exhausted family financial resources to pay debt service and leasing agency services. The remaining increase in non-accruing commercial real estate loans is due to two situations where the borrower’s business cash flow difficulties resulted in the borrower’s failure to remit existing rental income or were simply insufficient to continue debt service payments as scheduled. In general, we pursue both informal and formal collection actions designed to maximize occupancy or locate an alternative user or investor for the collateral or the business itself on an expedited basis wherever possible.

It should also be noted that the Circuit Court of Cook County, Illinois, in which a substantial majority of our real estate collateral is located, recently issued an order suspending the entry of judgments and orders of sale in any mortgage foreclosure suit filed in 2009 and default judgments in previously filed suits until at least September 1, 2009, subject to certain limited exceptions. We are unable to predict the impact of this action on borrower behavior and its effect on market inventory and valuation levels at this time, but we anticipate that, at the very least, the inability to promptly pursue all available collection remedies will delay the full realization of real estate collateral proceeds and thus the reduction of non-accrual credit exposures.

Overall trends in our commercial lease and commercial loan portfolios remained stable; however, we anticipate that economic conditions will place increasing stress on smaller businesses in general and any business relating to domestic automobile manufacturing or construction services. Our largest exposure to the automotive sector is a $1.2 million commercial lease exposure to Daimler-Chrysler LLC, originated in 2006-2007, which is secured by manufacturing equipment with a remaining weighted-average term to maturity of 30.7 months. The material uncertainties regarding both the company and any related U.S. Government action make it at least reasonably foreseeable that some or all of this exposure may become uncollectable in the future depending on the timing of any interruption in payments and the net realizable value of the collateral.

Our net interest margin and net interest spread declined modestly, principally due to the effects of the increase in loans on nonaccrual status offsetting growth in loan interest income during the quarter. Given the volatility in market interest rates, prospective loan and deposit balances and other factors, we believe that it is not presently possible to reliably make accurate statements concerning net interest margin and net interest spread trends for the immediate future.

Our non-interest income decreased during the quarter due in part to reduced deposit-related fee income related to reductions in retail spending. Other factors affecting non-interest income included our decision to move our Bank-Owned Life Insurance investment into a low-yielding money-market sub-account at the end of 2008 as a means to protect its underlying value, a required valuation allowance that we recorded on our mortgage loan servicing rights based on market conditions, and higher management or disposition costs for real estate owned.

Our non-interest expenses remained well-contained, with increases in compensation related to seasonal payroll tax factors and certain benefit costs related to terminated employees. Continued discipline on operating expenses, including the completion of all remaining functional reviews, remains a key focus for the balance of 2009.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at March 31, 2009 and December 31, 2008, and in our income statement for the three-month periods ended March 31, 2009 and March 31, 2008.

	March 31, 2009	December 31, 2008	Percent Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,557,909	$1,554,701	0.2%
Loans receivable, net	1,283,996	1,267,968	1.3
Deposits	1,153,738	1,069,855	7.8
Borrowings	123,995	200,350	(38.1)
Stockholders’ equity	265,647	266,791	(0.4)

Selected Financial Data (continued)

	Three months ended March 31,		Percent
	2009	2008	Change
	(Dollars in thousands)
Selected Operating Data:

Interest income	$18,906	$20,742	(8.9)%
Interest expense	5,736	7,469	(23.2)

Net interest income	13,170	13,273	(0.8)
Provision (credit) for loan losses	1,344	(51)	N.M.

Net interest income after provision (credit) for loan losses	11,826	13,324	(11.2)
Noninterest income	1,389	4,706	(70.5)
Noninterest expense	12,789	13,228	(3.3)

Income before income taxes	426	4,802	N.M.
Provision for income taxes	254	1,610	N.M.

Net income	$172	$3,192	N.M.

	Three Months Ended March 31,
	2009	2008
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.04%	0.87%
Return on equity (ratio of net income to average equity) (1)	0.26	4.37
Net interest rate spread (1) (2)	3.36	3.29
Net interest margin (1) (3)	3.74	3.93
Average equity to average assets	17.36	19.87
Efficiency ratio (4)	87.84	73.57
Noninterest expense to average total assets (1)	3.31	3.60
Average interest-earning assets to average interest-bearing liabilities	123.50	128.96

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

N.M. Not meaningful

Selected Financial Data (continued)

	At March 31, 2009	At December 31, 2008
Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	1.54%	0.94%
Nonperforming loans to total loans	1.75	1.07
Allowance for loan losses to nonperforming loans	64.03	107.97
Allowance for loan losses to total loans	1.12	1.15

Capital Ratios:
Equity to total assets at end of period	17.05	17.16
Tier 1 leverage ratio (Bank only)	12.20	12.08

Other Data:
Number of full service offices	18	18
Employees (full-time equivalent basis)	390	393

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets increased $3.2 million, or 0.21%, to $1.558 billion at March 31, 2009, from $1.555 billion at December 31, 2008, primarily due to a $16.0 million, or 1.3%, increase in net loans receivable to $1.284 billion at March 31, 2009 from $1.268 billion at December 31, 2008. The increase in net loans receivable reflected net increases of $15.2 million in multi-family mortgage loans, $3.0 million in one-to four-family residential mortgage loans and a $3.2 million in commercial leases. Construction and land loans decreased $3.5 million, and commercial loans decreased by $1.4 million.

Net securities available-for-sale decreased by $5.5 million, or 4.4%, to $119.4 million at March 31, 2009, from $124.9 million at December 31, 2008, primarily due to principal reductions of $6.9 million.

We owned $15.6 million of common stock of the Federal Home Loan Bank of Chicago (“FHLBC”) at March 31, 2009 and December 31, 2008. On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board, now known as the Federal Housing Finance Agency (“the FHFA”). Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the FHFA (the “Director”). The order also provides that dividend declarations are subject to the prior written approval of the Director and required the FHLBC to submit a Capital Structure Plan to the FHFA. The FHLBC has not paid dividends on its common stock since the third quarter of 2007, and has announced that it does not anticipate paying any dividends in 2009. The FHLBC has submitted but has not received approval of a Capital Structure Plan. In July of 2008, the FHFA amended the order to permit the FHLBC to repurchase or redeem newly-issued capital stock to support new advances, subject to certain conditions set forth in the order. Our FHLBC common stock is not affected by this amendment because it is not newly-issued stock.

Cash and cash equivalents decreased $6.3 million, or 21.5%, to $23.0 million at March 31, 2009, from $29.3 million at December 31, 2008.

Deposits increased $84.0 million, or 7.8%, to $1.154 billion at March 31, 2009, from $1.070 billion at December 31, 2008, primarily due to increased money market accounts and certificate of deposit balances. Money market accounts increased $40.7 million, or 19.8% to $246.4 million at March 31, 2009, and certificates of deposit increased $53.7 million, or 14.3%, to $428.2 million at March 31, 2009, from $374.5 million at December 31, 2008. Total core deposits (savings, money market, noninterest-bearing demand and interest-bearing NOW accounts) decreased as a percentage of total deposits, representing 62.9% of total deposits at March 31, 2009, compared to 65.0% of total deposits at December 31, 2008. Borrowings decreased $76.4 million, or 38.1%, to $124.0 million at March 31, 2009, from $200.4 million at December 31, 2008, due to our reductions of outstanding FHLBC advances.

Total stockholders’ equity was $265.6 million at March 31, 2009, compared to $266.8 million at December 31, 2008. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 207,800 shares of our common stock at a total cost of $1.8 million and our declaration and payment of cash dividends totaling $1.5 million. These items were partially offset by net income of $172,000 for the three months ended March 31, 2009, an $814,000 increase in accumulated other comprehensive income during that period, and a $940,000 increase in additional paid in capital resulting from the vesting of stock-based compensation and ESOP shares earned. The unallocated shares of common stock that our ESOP owns were reflected as a $15.9 million reduction to stockholders’ equity at March 31, 2009, compared to a $16.1 million reduction to stockholders’ equity at December 31, 2008.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

Net Income. We had net income of $172,000 for the three months ended March 31, 2009, compared to net income of $3.2 million for the three months ended March 31, 2008. Our earnings per share of common stock for the three months ended March 31, 2009 were $0.01 per basic and fully diluted share, respectively, compared to earnings of $0.16 per basic and fully diluted share for the three-month period ending March 31, 2008.

Net Interest Income. Net interest income decreased by $103,000, or 0.8%, to $13.2 million for the three months ended March 31, 2009, from $13.3 million for the three months ended March 31, 2008. The decrease reflected a $1.8 million decrease in interest income, which was substantially offset by a $1.7 million decrease in interest expense. Our net interest rate spread increased by seven basis points to 3.36% for the three months ended March 31, 2009, from 3.29% for the same period in 2008. Our net interest margin decreased by 19 basis points to 3.74% for the three months ended March 31, 2009, from 3.93% for the same period in 2008.

Interest income decreased $1.8 million, or 8.9%, to $18.9 million for the three months ended March 31, 2009, from $20.7 million for the three months ended March 31, 2008. The decrease in interest income was primarily attributable to the impact of lower short term interest rates on the average yield on interest-earning assets, the impact of which was mitigated by an increase in average interest earning assets. The average yield on interest-earning assets declined 77 basis points to 5.37% for the three months ended March 31, 2009, compared to 6.14% for the same period in 2008. Total average interest-earning assets increased $68.5 million, or 5.0%, to $1.427 billion for the three months ended March 31, 2009, from $1.358 billion for the same period in 2008. The increase in average interest earning assets was due in substantial part to a $28.0 million, or 2.2%, increase in average loans receivable, and a net increase of $39.7 million, or 47.6%, in the average balance of securities available-for-sale.

Interest income from loans, the most significant portion of interest income, decreased $2.0 million, or 10.3%, to $17.6 million for the three months ended March 31, 2009, from $19.6 million for the same period in 2008. The decrease in interest income from loans resulted primarily from a 72 basis point decrease in the average yield on loans to 5.54% for the three months ended March 31, 2009, from 6.26% for the same period in 2008. The decrease in the average yield on loans was partially offset by a $28.0 million, or 2.2%, increase in average loans receivable to $1.285 billion for the three months ended March 31, 2009, from $1.257 billion for the same period in 2008. The increase in average loans receivable reflected increases in the average balances of multi-family mortgage loans, nonresidential real estate loans and commercial leases of $13.2 million, $14.3 million, and $34.5 million, respectively.

Interest income from securities available-for-sale increased by $197,000, or 17.2%, to $1.3 million for the three months ended March 31, 2009, from $1.1 million for the same period in 2008. The increase in interest income from securities available-for-sale was primarily due to an increase of $39.8 million, or 47.6%, in the average outstanding balance of securities available-for-sale to $123.3 million for the three months ended March 31, 2009, from $83.5 million for the same period in 2008. The increase in the outstanding balance of securities available-for-sale was partially offset by a 110 basis point decrease in the average yield on securities to 4.42% for the three months ended March 31, 2009 from 5.52% for the same period in 2008. The FHLBC did not pay dividends on its common stock in the first quarter of 2009 or 2008.

Interest expense decreased $1.8 million, or 23.2%, to $5.7 million for the three months ended March 31, 2009, from $7.5 million for the three months ended March 31, 2008. The decrease in interest expense was due in part to a decrease in the weighted average interest rates that we paid on deposit accounts and on FHLBC advances and other borrowings. The cost of our average interest-bearing liabilities decreased by 84 basis points to 2.01% for the three months ended March 31, 2009, from 2.85% for the same period in 2008. The decrease in the interest rates that we paid on deposit accounts, FHLBC advances and other borrowings was partially offset by a $102.1 million, or 9.7%, increase in our average interest-bearing liabilities to $1.155 billion for the three months ended March 31, 2009, from $1.053 billion for the same period in 2008.

Interest expense on deposits decreased $1.2 million, or 18.7%, to $5.1 million for the three months ended March 31, 2009, from $6.3 million for the three months ended March 31, 2008. The decrease in interest expense on deposits reflected a 63 basis point decrease in the average rate paid on interest-bearing deposits to 2.06% for the three months ended March 31, 2009, from 2.69% for same period in 2008. The decrease in the average rate paid on interest-bearing deposits was partially offset by a $64.8 million, or 6.9%, increase in average interest-bearing deposits to $1.008 billion for the three months ended March 31, 2009, from $943.5 million for the same period in 2008.

Interest expense on money market accounts decreased $477,000, or 27.0%, to $1.3 million for the three months ended March 31, 2009, from $1.8 million for the three months ended March 31, 2008. The decrease in interest expense on money market accounts reflected a 62 basis point decrease in the interest rate paid on these deposits to 2.32%, from 2.94% for the same period in 2008, and a $16.3 million, or 6.7%, decrease in the average balance of money market accounts to $225.8 million for the three months ended March 31, 2009, from $242.1 million for the same period in 2008.

Interest expense on interest-bearing NOW account deposits decreased $770,000, or 53.7%, to $663,000 for the three months ended March 31, 2009, from $1.4 million for the three months ended March 31, 2008. The decrease in interest expense on interest-bearing NOW accounts reflected a 93 basis point decrease in the interest rates paid on interest-bearing NOW account deposits to 0.98% for the three months ended March 31, 2009, from 1.91% for the same period in 2008, and a decrease of $25.6 million, or 8.5%, in the average balance of interest-bearing NOW account deposits to $275.6 million for the three months ended March 31, 2009, from $301.2 million for the same period in 2008.

Interest expense on certificates of deposit increased $137,000, or 4.7%, to $3.1 million for the three months ended March 31, 2009, from $2.9 million for the three months ended March 31, 2008. The increase in interest expense on certificates of deposit was primarily due to an increase of $108.8 million, or 36.0%, in the average balance of certificates of deposit to $410.9 million for the three months ended March 31, 2009, from $302.1 million for the same period in 2008. This increase in the average balance of certificates of deposit was partially offset by an 87 basis point decrease in the interest rates paid on certificates of deposit to 3.02% for the three months ended March 31, 2009, from 3.89% for the same period in 2008.

Interest expense on borrowings decreased $556,000, or 47.9%, to $605,000 for the three months ended March 31, 2009, from $1.2 million for the same period in 2008. The decrease was primarily due to a 258 basis point decrease in interest rates paid on borrowings to 1.67% for the three months ended March 31, 2009, from 4.25% for the same period in 2008. The decrease in interest rates on borrowings was partially offset by $37.3 million, or 34.0%, increase of our average borrowings to $147.1 million for the three months ended March 31, 2009, from $109.8 million for the same period in 2008. The decrease in the interest rate on borrowings was primarily attributable to declines in overnight market interest rates, our decision in December of 2008 to retire a $25.0 million FHLBC term advance and replace it with a new FHLBC advance with an adjustable interest rate, and other balance sheet restructuring activities.

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

	For the three months ended March 31,
	2009			2008
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,285,125	$17,563	5.54%	$1,257,089	$19,578	6.26%
Securities available-for-sale	123,278	1,343	4.42	83,536	1,146	5.52
Stock in FHLB	15,598	—	—	15,598	—	—
Other	2,863	—	—	2,167	18	3.34

Total interest-earning assets	1,426,864	18,906	5.37	1,358,390	20,742	6.14

Noninterest-earning assets	117,531			112,997

Total assets	$1,544,395			$1,471,387

Interest-bearing liabilities:
Savings	$95,938	121	0.51	$98,209	188	0.77
Money market accounts	225,840	1,290	2.32	242,051	1,767	2.94
Interest-bearing NOW accounts	275,647	663	0.98	301,225	1,433	1.91
Certificates of deposit	410,904	3,057	3.02	302,064	2,920	3.89

Total deposits	1,008,329	5,131	2.06	943,549	6,308	2.69
Borrowings	147,068	605	1.67	109,791	1,161	4.25

Total interest-bearing liabilities	1,155,397	5,736	2.01	1,053,340	7,469	2.85

Noninterest-bearing deposits	103,605			105,711
Other liabilities	17,329			19,983

Total liabilities	1,276,331			1,179,034
Equity	268,064			292,353

Total liabilities and equity	$1,544,395			$1,471,387

Net interest income		$13,170			$13,273

Net interest rate spread (2)			3.36%			3.29%
Net interest-earning assets (3)	$271,467			$305,050

Net interest margin (4)			3.74%			3.93%
Ratio of interest-earning assets to interest-bearing liabilities	123.50%			128.96%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $1.3 million for the three months ended March 31, 2009, compared to a credit to our allowance for loan losses of $51,000 for the three months ended March 31, 2008. The provision for loan losses reflects an increase of the general portion of the allowance of $473,000 based on the deterioration in national and local economic risk factors as measured by our SFAS No. 5 loan loss reserve model. The provision for loan losses also reflects a $661,000 decrease in the portion of the allowance for loan losses that we allocate to impaired loans pursuant to SFAS No. 114, and $1.5 million in charge-offs. We added $242,000 in specific reserves related to a total of $5.2 million in loans secured by three completed single-family homes located in the northern suburbs of Chicago. The addition of these reserves was offset by a reduction of $883,000 in reserves relating to loans to a deceased construction borrower which were resolved during the quarter. Of the $1.5 million in charge-offs, $1.2 million related to the resolution of loans to the deceased construction borrower, with the remainder relating to various loans that were resolved during the quarter.

Nonperforming assets are as follows:

	March 31, 2009	December 31, 2008	$ Change	% Change
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans	$22,736	$13,658	$9,078	66.5%
Real estate owned	1,221	955	266	27.9

Nonperforming assets	$23,957	$14,613	$9,344	63.9%

Nonperforming loans increased $9.1 million, or 66.5%, to $22.7 million at March 31, 2009, from $13.7 million at December 31, 2008. The most significant portion of the increase in nonperforming loans, approximately $6.3 million, related to construction loans to two unaffiliated borrowers. The collateral for these loans generally consists of completed single-family residences, but one loan is secured by an improved building site that is under contract to be sold in the second quarter of 2009. The remaining increase in nonperforming loans primarily related to a $2.7 million exposure to a single borrower that is secured by a commercial office/industrial facility. The ratio of nonperforming loans to total loans was 1.75% at March 31, 2009, compared to 1.07% at December 31, 2008. Collection and resolution efforts continue to be a priority, and future decisions may include the non-renewal of certain loans and potential cessation of borrower relationships where the progress toward resolution is unsatisfactory.

Our allowance for loan losses totaled $14.6 million, or 1.12% of total loans, at March 31, 2009, compared to $14.7 million, or 1.15% of total loans, at December 31, 2008. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 64.0% of nonperforming loans at March 31, 2009, and 108.0% of nonperforming loans at December 31, 2008. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income decreased $3.3 million, or 70.5%, to $1.4 million for the three months ended March 31, 2009, from $4.7 million for the same period in 2008. Noninterest income for the first quarter of 2008 included $2.6 million in pre-tax gains relating to the redeemed and unredeemed shares of Visa, Inc. Class B common stock that were allocated to us in the initial public offering that Visa, Inc. conducted in March of 2008. There were no such gains in the first quarter of 2009. Deposit service charges and fees decreased $31,000, or 3.8%, to $794,000 for the three months ended March 31, 2009, from $825,000 for the same period in 2008. Other fee income decreased $47,000, or 9.9%, to $428,000 for the three months ended March 31, 2009, compared to $475,000 for the same period in 2008. Income from insurance commissions and annuities decreased by $69,000, or 28.1%, to $177,000 for the three months ended March 31, 2009, from $246,000 for the same period in 2008, due to the impact of market and economic conditions on sales. Gains on sales of loans increased by $186,000 to $256,000 for the three months ended March 31, 2009, from $70,000 for the same period in 2008, due to an increase in the volume of loan sales. Mortgage servicing rights amortization expense increased $32,000, or 27.4%, to $149,000 for the three months ended March 31, 2009, from $117,000 for the same period in 2008. We also recorded an additional reserve of $73,000 in the first quarter 2009 on our mortgage servicing rights portfolio due to accelerating prepayment speeds during the current quarter compared to a $194,000 reserve established in the same period in 2008. Net expense from real estate owned was $253,000 for the three months ended March 31, 2009, compared to $11,000 for the same period in 2008. Net expense from real estate owned for the current quarter included $212,000 in write-downs or losses on real estate owned. Bank-owned life insurance produced a loss of $59,000 for the three months ended March 31, 2009, compared to income of $217,000 for the same period in 2008, due to our decision to temporarily move investable policy funds into a low-yielding money-market sub-account at the end of 2008 as a means of protecting the underlying value of the policy. Other income decreased $251,000, or 72.1%, to $97,000 for the three months ended March 31, 2009, from $348,000 for the same period in 2008, primarily due to the decrease in title insurance agency services income that resulted from the sale of that business on March 15, 2008.

The following table summarizes noninterest income for the three-month periods ended March 31, 2009 and 2008:

	Three months ended March 31,		Change
	2009	2008	$	%
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$794	$825	$(31)	(3.8)%
Other fee income	428	475	(47)	(9.9)
Insurance commissions and annuities income	177	246	(69)	(28.1)
Gain on sale of loans, net	256	70	186	N.M.
Gain on sale of securities available for sale	—	1,385	(1,385)	N.M.
Gain on unredeemed VISA stock	—	1,240	(1,240)	N.M.
Gain (loss) on disposition of premises and equipment, net	(4)	9	(13)	N.M.
Loan servicing fees	175	213	(38)	(17.8)
Amortization and impairment of servicing assets	(222)	(311)	89	(28.6)
Operations of real estate owned	(253)	(11)	(242)	N.M.
Bank Owned Life Insurance income (loss)	(59)	217	(276)	N.M.
Other	97	348	(251)	(72.1)

Total noninterest income	$1,389	$4,706	$(3,317)	(70.5)

N.M. = Not Meaningful

Noninterest Expense. Our noninterest expense was $12.8 million for the three months ended March 31, 2009, compared to $13.2 million for the three months ended March 31, 2008, a decrease of $439,000. Compensation and benefits expense decreased to $7.9 million for the three months ended March 31, 2009, from $8.2 million for the same period in 2008. Expense relating to equity-based compensation and benefits decreased to $1.1 million for the three months ended March 31, 2009, from $1.2 million during the first quarter of 2008. Excluding equity-based compensation and benefits, our compensation and benefits expense for the three months ended March 31, 2009 decreased by $167,000, or 2.4%, primarily due to the decrease in full-time equivalent employees that resulted from the implementation of functional staffing reviews and the sale of our title insurance agency business. Advertising and public relations expense increased $202,000 to $366,000 for the three months ended March 31, 2009, compared to $164,000 for the three months ended March 31, 2008, primarily due to increased deposit marketing efforts. Information technology costs increased $104,000, or 11.5%, to $1.0 million for the three months ended March 31, 2009, from $904,000 for the same period in 2008, primarily due to increased system maintenance costs and software upgrades. Other general and administrative expenses decreased $89,000, or 8.7%, to $930,000 for the three months ended March 31, 2009, from $1.0 million for same period in 2008.

As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Insurance assessments range from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment. Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution’s risk classification and other factors.

In addition, under a proposed rule, the FDIC indicated its plans to impose a 20 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on deposits at June 30, 2009. FDIC representatives subsequently indicated the amount of this special assessment could decrease if certain events transpire. The proposed rule would also authorize the FDIC to impose an additional emergency assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance.

These changes would result in increased deposit insurance expense for the Bank in 2009. These increases will be reflected in other expenses in the Bank’s income statement in the period of enactment.

The following table summarizes noninterest expense for the three-month periods ended March 31, 2009 and 2008:

	Three months ended March 31,		Change
	2009	2008	$	%
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$7,865	$8,220	$(355)	(4.3)%
Office occupancy and equipment	1,767	1,947	(180)	(9.2)
Advertising and public relations	366	164	202	123.2
Information technology	1,008	904	104	11.5
Supplies, telephone and postage	424	522	(98)	18.8
Amortization of intangibles	429	452	(23)	(5.1)
Other	930	1,019	(89)	(8.7)

Total noninterest expense	$12,789	$13,228	$(439)	(3.3)

Income Tax Expense. We recorded income tax expense of $254,000 for the three months ended March 31, 2009, compared to $1.6 million in income tax expense for the same period in 2008.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the FHLBC, which provides an additional source of short-term and long-term funding. Outstanding borrowings from the FHLBC were $114.0 million at March 31, 2009, at a weighted average interest rate of 2.05%. A total of $75.5 million of these borrowings will mature in less than one year. Outstanding FHLBC borrowings were $188.9 million at December 31, 2008.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $29.2 million in cash and cash equivalents as of March 31, 2009 and cash dividends from our subsidiary, the Bank.

As of March 31, 2009, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2009, we had no other material commitments for capital expenditures.

Capital Resources. Stockholders’ equity totaled $265.6 million at March 31, 2009, compared to $266.8 million at December 31, 2008, a decrease of $1.2 million, or 0.43%. This decrease was primarily due to the repurchase and retirement of 207,800 shares of common stock at an aggregate cost of $1.8 million, combined with the declaration and payment of $1.5 million in cash dividends, partially offset by net income of $172,000 during the first three months of 2009.

As of March 31, 2009, the Company had repurchased 3,812,723 shares of its common stock out of the 5,047,423 shares that have been authorized for repurchase by the Company’s Board of Directors. As previously disclosed, the authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization will be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The authorization may be suspended, terminated or modified at any time prior to May 15, 2009 for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed relevant. These factors will also affect the timing and amount of share repurchases. For additional information, see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. (c) Repurchases of Our Equity Securities.”

At March 31, 2009, the actual regulatory capital ratios and minimum required regulatory ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2009
Total capital (to risk- weighted assets)	15.23%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	14.27	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.20	4.00	5.00

December 31, 2008
Total capital (to risk- weighted assets)	14.69%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	13.79	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.08	4.00	5.00

As of March 31, 2009 and December 31, 2008, the Office of Thrift Supervision (“OTS”) categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s category.

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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. In an effort to better manage interest-rate risk, we have de-emphasized the origination of residential mortgage loans for our loan portfolio, and have increased our emphasis on the origination of nonresidential real estate loans, multifamily mortgage loans, commercial loans and commercial leases. In addition, depending on market interest rates and our capital and liquidity position, we generally sell all or a portion of our longer-term, fixed-rate residential loans, usually on a servicing-retained basis. Further, we primarily invest in shorter-duration securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Finally, we have classified all of our investment portfolio as available-for-sale so as to provide flexibility in liquidity management.

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

Quantitative Analysis. The following table sets forth, as of March 31, 2009, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the US Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates	Estimated Increase in NPV		Decrease in Estimated Net Interest Income
(basis points)	Amount	Percent	Amount	Percent
+400	$4,847	2.23%	$(4,261)	(7.79)%
+300	3,705	1.70	(3,323)	(6.07)
+200	3,134	1.44	(2,926)	(5.35)
+100	1,926	0.88	(1,678)	(3.07)
0	—	—	—	—

The Company has opted not to include an estimate for a decrease in rates at March 31, 2009 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at March 31, 2009, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 1.44% increase in NPV and a $2.9 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2009. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the first quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
January 1, 2009 through January 31, 2009	21,200	$9.50	21,200	1,421,300
February 1, 2009 through February 28, 2009	77,000	9.04	77,000	1,344,300
March 1, 2009 through March 31, 2009	109,600	8.14	109,600	1,234,700

Total	207,800	8.61	207,800

(1)	Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. In accordance with this authorization, we had repurchased 3,812,723 shares of our common stock as of March 31, 2009. The current share repurchase authorization will expire on May 15, 2009, unless extended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

Date: April 29, 2009
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