Form 10-K/A
period 2008-12-31
BankFinancial CORP
filed 2009-04-30
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF (a) THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF (b) THE SECURITIES EXCHANGE ACT OF 1934

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

At March 31, 2009, there were 21,486,377 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

BankFinancial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on February 23, 2009. In accordance with General Instruction G(3), the Company is now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information, as of April 29, 2009, regarding the members of the Board of Directors, including their years of service and terms of office. Except as indicated elsewhere in this Annual Report on Form 10-K/A, there are no arrangements or understandings between any of the directors or nominees and any other person pursuant to which such directors or nominees were selected.

Name	Position(s) Held in the Company	Director Since (1)	Term of Class to Expire
Cassandra J. Francis	Director	2006	2009
Sherwin R. Koopmans	Director	2003	2009
Terry R. Wells	Director	1994	2009
John M. Hausmann, C.P.A.	Director	1990	2010
Glen R. Wherfel, C.P.A.	Director	2001	2010
F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	1983	2011
Joseph A. Schudt	Director	1992	2011

(1)	For each director, denotes the earlier of the year the individual became a director of the BankFinancial, F.S.B. or the year the individual became a director of the Company or its predecessors, BankFinancial MHC and BankFinancial Corporation, the federal corporation. Except for Glen R. Wherfel and Cassandra J. Francis, each individual has served as a director of the Company since its formation in 2004. Mr. Wherfel was appointed to the Board of Directors of the Company on May 18, 2006, to fill the vacancy created by the death of Director Dr. Kenneth Cmiel, and Ms. Francis was appointed to the Board of Directors of the Company on September 27, 2006, to fill the vacancy created by the resignation of former Director Patrick I. Hartnett.

The business experience for at least the past five years of each member of the Board of Directors is set forth below.

Cassandra J. Francis. Age 43. Ms. Francis is the Director of Olympic Village Development for the 2016 Chicago Olympic Committee. She had previously served in various management positions with U.S. Equities Development, L.L.C. since 1995 and most recently held the office of Senior Vice President. Ms. Francis is a member of the American Institute of Certified Planners and is licensed as a real estate broker in the States of Illinois and Indiana. She is also a member of the Board of Directors of the Center for Urban Real Estate at the University of Illinois at Chicago. Ms. Francis has been a director of the Company and its principal subsidiary, BankFinancial, F.S.B. (the “Bank”) since 2006, and is a member of the Asset Liability Management Committee of the Bank and the Human Resources Committees of the Company and the Bank.

Sherwin R. Koopmans. Age 67. Mr. Koopmans has been actively involved in the banking industry since 1964, including service in senior management positions with the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. Since retiring from government service in December 1995, Mr. Koopmans has performed short-term consulting engagements on banking and deposit insurance issues for private clients, including several located in European, Asian and South American countries. Mr. Koopmans is currently retired. He was a director of Success Bancshares and its wholly-owned subsidiary, Success National Bank, from 1997 until 2001, and was the Chairman of Success Bancshares’ Executive Committee and Asset/Liability Management Committee and a member of its Audit Committee and Human Resources Committee. Mr. Koopmans has been a director of the Company since its formation in 2004, and of the Bank since 2004. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 2003 to 2005. He also served as a director of Financial Assurance Services, a subsidiary of the Bank, from 2001 to 2003. Mr. Koopmans is the Chairman of the Asset Liability Management Committee of the Bank, a member of the Human Resources Committees and Executive Committees of the Company and the Bank, and a member of the Audit Committee of the Company.

Terry R. Wells. Age 50. Mr. Wells has served as the Mayor of the Village of Phoenix, Illinois since 1993. Mr. Wells has also taught history and social studies since 1981 at the elementary and high school levels, and presently teaches U.S. History at Thornton Township High School in Harvey, Illinois. Mr. Wells serves on the Executive Committee of the South Suburban Mayors and Managers Association. He is also a member of the Board of Directors of Pace, a Division of the Regional Transportation Authority, and the Board of Trustees of South Suburban College. Mr. Wells has been a director of the Company since its formation in 2004, and of the Bank since 1994. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Wells is a member of the Audit Committees and the Human Resources Committees of the Company and the Bank.

F. Morgan Gasior. Age 45. Mr. Gasior has served as Chairman of the Board, Chief Executive Officer and President of the Company since its formation in 2004, and of the Bank since 1989, and as a director of the Bank since 1983. He held the same positions with the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Gasior has been employed by the Bank in a variety of positions since 1984, and became a full-time employee in 1988 when he was appointed as Executive Vice President and Chief Operating Officer. Mr. Gasior serves as the Chairman of the Executive Committees of the Company and the Bank and is a member of the Asset Quality Committee of the Bank. He was also a director and officer of Financial Assurance Services from 1989 through 2003. Mr. Gasior is licensed as an attorney in the States of Illinois and Michigan, but he does not actively practice law.

John M. Hausmann, C.P.A. Age 54. Mr. Hausmann has been a self-employed certified public accountant since 1980. Prior to that time, he was an accountant with Arthur Andersen. Mr. Hausmann is a member of the American Institute of Certified Public Accountants and the Illinois Certified Public Accountant Society. He has been a director of the Company since its formation in 2004, and of the Bank since 1990. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Hausmann is the Chairman of the Audit Committees of the Company and the Bank, a member of the Executive Committees and the Human Resources Committees of the Company and the Bank, and for 2009, a member of the Corporate Governance and Nominating Committee of the Company.

Joseph A. Schudt. Age 71. Mr. Schudt served as the Principal Partner and President of Joseph A. Schudt & Associates, a professional engineering firm based in Frankfort, Illinois, specializing in engineering design, environmental analyses and land surveying, from 1972 to 2004. Mr. Schudt currently serves as a Vice President of Joseph A. Schudt & Associates. Mr. Schudt is licensed as a professional engineer in seven states, including Illinois. He has been a director of the Company since its formation in 2004, and of the Bank since 1992. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Schudt is the Chairman of the Asset Quality Committee of the Bank and of the Human Resources Committees of the Company and the Bank, a member of the Executive Committees of the Company and the Bank, and for 2009, a member of the Corporate Governance and Nominating Committee of the Company.

Glen R. Wherfel, C.P.A. Age 59. Mr. Wherfel has been a principal in the accounting firm of Wherfel & Associates since 1984. Mr. Wherfel was a director of Success National Bank from 1993 to 2001, and of Success Bancshares from 1998 to 2001. He was the Chairman of Success National Bank’s Loan Committee and a member of its Asset Liability Management Committee. Mr. Wherfel has been a director of the Company since 2006, and of the Bank since 2001. Mr. Wherfel is a member of the Asset Quality Committee of the Bank and the Human Resources Committees of the Company and the Bank, and for 2009, is the Chairman and a member of the Corporate Governance and Nominating Committee of the Company.

Executive Officers Who Are Not Directors

Set forth below is information, as of April 29, 2009, regarding the principal occupations for at least the past five years of the individuals who served as executive officers of the Company and/or the Bank during 2008 and who are not directors of the Company or the Bank. All executive officers of the Company and the Bank are elected annually by their respective Boards of Directors and serve until their successors are elected and qualify. No executive officer identified below is related to any director or other executive officer of the Company or the Bank. Except as indicated elsewhere in this Annual Report on Form 10-K/A, there are no arrangements or understandings between any officer identified below and any other person pursuant to which any such officer was selected as an officer.

Gregg T. Adams. Age 50. Mr. Adams has served as the Executive Vice President of the Marketing and Sales Division of the Bank since 2001 and was the Senior Vice President of the Marketing and Sales Division from 2000 to 2001. Mr. Adams joined the Bank in 1986 and has served in various positions with the Bank and its former real estate subsidiary, Financial Properties, Inc., including as Vice President of Marketing Development.

James J. Brennan. Age 58. Mr. Brennan has served as the Secretary and General Counsel of the Bank since 2000 and of the Company since its formation in 2004, and held the same position with BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 2000 to 2005. Mr. Brennan also serves as the Executive Vice President of the Corporate Affairs Division of the Company and the Bank. Mr. Brennan was a practicing attorney from 1975 until 2000. Prior to joining the Bank and its parent companies, he was a partner in the law firm of Barack Ferrazzano Kirschbaum & Nagelberg, Chicago, Illinois, and was the Co-Chairman of the firm’s Financial Institutions Group and a member of its Management Committee. Mr. Brennan is also a director of Financial Assurance Services.

Christa N. Calabrese. Age 60. Ms. Calabrese has served as the President of the Bank’s Northern Region since 2001. She served as the Chief Lending Officer of Success National Bank from 1992 until it was acquired by the Company in 2001, and during that time she held the offices of Executive Vice President and Senior Vice President. Ms. Calabrese was an Asset Specialist with the Resolution Trust Corporation from 1990 to 1992 and held commercial lending positions with several Chicago area community banks from 1969 to 1990.

Paul A. Cloutier, C.P.A. Age 45. Mr. Cloutier has served as the Chief Financial Officer and Treasurer of the Company since its formation in 2004, of the Bank since 1991, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Cloutier also serves as the Executive Vice President of the Finance Division of the Company and the Bank. He is a registered certified public accountant in the State of Michigan and is a member of the American Institute of Certified Public Accountants. Prior to joining the Bank and its parent companies, he was a Senior Tax Associate with Coopers & Lybrand.

Mark W. Collins. Age 58. Mr. Collins has served as the Executive Vice President of the Information Systems Division of the Bank since 2004. Mr. Collins joined the Bank on a full-time basis in 2002 and became a Vice President in the Information Systems Division in 2003. Prior to joining the Bank, Mr. Collins was employed in the Information Systems Division of Standard Federal Bank, Chicago, Illinois, and its successor, TCF Bank, from 1972 to 1998, and served as the Director of Information Systems of Standard Federal Bank from 1994 to 1997.

John G. Manos. Age 48. Mr. Manos has served as the President of the Bank’s Southern Region since 2006. He has held various positions with the Bank since 1999, including Senior Vice President, Vice President and Senior Vice President of Regional Commercial Banking. Prior to joining the Bank, Mr. Manos was the Manager – Commercial Lending for Preferred Mortgage Associates.

Robert J. O’Shaughnessy. Age 70. Mr. O’Shaughnessy served as the Executive Vice President of the Operations Division and Chief Credit Officer of the Company and the Bank until his retirement on December 31, 2008. Mr. O’Shaughnessy joined the Bank as its Chief Credit Officer in 1999, and became an executive officer of the Company and its predecessors upon their formation. Mr. O’Shaughnessy began his banking career in 1964. He also held senior officer positions, including Chief Lending Officer, at several Chicago area commercial banks, and was the principal in R.J. O’Shaughnessy & Company, a consulting firm that specialized in loan review, the evaluation of credit standards and processes, and general bank consulting. Mr. O’Shaughnessy will perform consulting services for the Company through the end of 2009 pursuant to a consulting agreement, which is subject to an additional six-month extension at the option of the Company.

Patricia M. Smith Lawler. Age 46. Ms. Smith Lawler has served as the Executive Vice President of the Human Resources Division of the Company since its formation in 2004, and of the Bank since 2002, and she was the Senior Vice President of the Human Resources Division of the Bank from 2001 to 2002. Before joining the Bank, Ms. Smith Lawler held various human resources positions with Old Kent Bank, and with Heritage Bank and its successor, First Midwest Bank.

Donald F. Stelter. Age 56. Mr. Stelter has served as the Executive Vice President of the General Services Division of the Bank since 2001 and was the Senior Vice President of the General Services Division of the Bank from 2000 to 2001. Mr. Stelter held various positions with Financial Properties, Inc., a former subsidiary of the Bank, between 1987 and 2001, and served as its Senior Vice President from 1996 to 2001. Mr. Stelter is also the President of BF Asset Recovery Corporation, a special asset holding subsidiary of the Bank.

Thad F. Stewart. Age 47. Mr. Stewart has served as the Executive Vice President of the Internal Audit Division of the Company since its formation in 2004, of the Bank since 2001, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 2001 to 2005. He was the Senior Vice President of the Internal Audit Division of the Bank from 1997 to 2001, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2001. Prior to joining the Bank, Mr. Stewart was an internal audit officer with several Chicago area financial institutions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s executive officers and directors, and beneficial owners of greater than 10% of the outstanding shares of the Company’s common stock, are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the Company’s common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on the Company’s review of ownership reports required to be filed for the year ended December 31, 2008, no executive officer, director or 10% beneficial owner of shares of the Company’s common stock failed to file any required ownership report on a timely basis, except that Mr. Donald Stelter, Executive Vice President of the General Services Division of the Bank, filed a Form 4 covering involuntary sales transactions that occurred on a single day after the two-business day filing deadline.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of the Company’s Code of Ethics was previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company has also adopted a Code of Business Conduct, pursuant to the listing standards of the NASDAQ Stock Market, that applies generally to the Company’s directors, officers, and employees. The Code of Ethics for Senior Financial Officers and the Code of Business Conduct have been reviewed annually by the Board of Directors since the time of their adoption and the reviews have not resulted in any revisions.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes the Company’s compensation philosophy and policies for 2008 as applicable to the executive officers named in the Summary Compensation Table. This section explains the structure and rationale associated with each material element of the named executive officers’ compensation, and it provides context for the more detailed disclosure tables and specific compensation amounts provided in the following section. It is important to note that the Company and the Bank share an executive management team, and except for awards made pursuant to the Company’s 2006 Equity Incentive Plan (the “2006 EIP”), the members of the executive management team are compensated by the Bank rather than the Company and the Company reimburses the Bank for their services to the Company through inter-company expense allocations. The compensation packages of the named executive officers are determined and approved by the Human Resources Committee based upon each officer’s performance and roles for both the Company and the Bank.

Role of the Human Resources Committee of the Board of Directors

Pursuant to its Charter, the Human Resources Committee is directly responsible for the execution of the Board of Directors’ responsibilities with respect to compensation, performance evaluation and succession planning for the Company’s Chief Executive Officer and other named executive officers. The Human Resources Committee is also responsible for the submission of an annual report on executive compensation to the Board of Directors for inclusion in the Company’s annual Proxy Statement. During 2008, the Human Resources Committee was comprised of Messrs. Schudt (Chairman), Hausmann, Koopmans, Wells and Wherfel and Ms. Francis, each of whom is expected to serve on the committee through June 30, 2009. Each of the members is considered “independent” according to the listing standards of the NASDAQ Stock Market, an “outside” director pursuant to Section 162(m) of the Internal Revenue Code, and a “non-employee” director under Section 16 of the Securities Exchange Act of 1934.

Compensation Philosophy and Objectives

The overall objective of the Company’s compensation program is to align executive officer compensation with the success of meeting strategic, financial and management objectives and goals. The programs are designed to create meaningful and appropriate incentives to manage the business of the Company and the Bank successfully and to align executive officers’ interests with those of the stockholders of the Company. The program is structured to accomplish the following:

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

•	maintain a program that:

•	clearly motivates personnel to perform and succeed according to the current goals of the Company;

•	provides management with the appropriate empowerment to make decisions that benefit the primary constituents;

•	attracts and retains key personnel critical to the long-term success of the Company;

•	provides for management succession planning and related considerations;

•	encourages increased productivity; and

•	provides for subjective consideration in determining incentive and compensation components; and

•	ensure that management:

•	fulfills its oversight responsibility to its primary constituents;

•	conforms its business conduct to the Company’s established ethical standards;

•	remains free from any influences that could impair or appear to impair the objectivity and impartiality of its judgments or treatment of the constituents of the Company; and

•	avoids any conflict between its responsibilities to the Company and each executive officer’s personal interests.

Compensation Principles and Factors

Business Plan Objectives. The Boards of Directors of the Company and the Bank periodically conduct a review of current and anticipated business conditions in the context of the Company’s and the Bank’s financial and competitive position. The review period typically includes at least the previous two fiscal years and up to five years prospectively. In connection with this review, management submits a business plan to the Boards of Directors of the Company and the Bank that proposes strategic, financial and management objectives for the period covered, using multiple scenarios in response to a variety of stated assumptions. The Boards of Directors then evaluate the proposed business plan, and modify its provisions to the extent they deem appropriate. The business plan is updated by management and the Boards of Directors periodically throughout the year to respond to changing circumstances and conditions. The business plan provides a basis for evaluating the future progress of the organization, including all appropriate strategic alternatives, and management’s performance pursuant to the Human Resources Committee’s Charter.

For 2008, the Human Resources Committee considered the Company’s and the Bank’s performance within the context of the 2008 business plan and management’s overall performance, weighing numerous factors within and outside of management’s control.

Corporate Performance and Peer Comparison. In establishing named executive officer compensation, the Human Resources Committee periodically evaluates the Company’s and the Bank’s performance compared to management’s and the Board of Directors’ overall goals and business plan objectives as well as to other financial institutions. The Human Resources Committee believes that using the Company’s and the Bank’s performance as a factor in determining named executive officer compensation levels is a useful tool for aligning the executive officers’ interests with those of the stockholders of the Company. With that in mind, the Human Resources Committee focuses on the Company’s and the Bank’s overall performance relative to the prior calendar year and also considers the performance of local competitors. As part of the evaluation and review, the Human Resources Committee also takes into account the manner in which various subjective issues, such as competition and general economic conditions, including the financial markets and economic crises that affected the global and national economies in 2008, may have affected performance.

For purposes of comparative analysis in assessing performance, the Company generally considers commercial banks and savings institutions of similar asset size. The group of comparative institutions used in 2008 generally, but not exclusively, included local financial institutions with total assets of $1 billion to $10 billion. Given the ever-changing landscape within the banking industry, there is no specifically defined group of companies that is utilized for this analysis. The local financial institutions that were considered in 2008 included: Midwest Banc Holdings, Inc. (MBHI), Taylor Capital Group, Inc. (TAYC), First Midwest Bancorp, Inc. (FMBI), Amcore Financial, Inc. (AMFI), MB Financial, Inc. (MBFI), Wintrust Financial Corporation (WTFC), Privatebancorp Inc. (PVTB), CFS Bancorp, Inc. (CITZ) and Corus Bankshares, Inc. (CORS).

The Human Resources Committee believes that peer comparison is a useful tool for staying competitive in the marketplace and attracting and retaining qualified executives. While the Human Resources Committee believes that it is prudent to consider peer comparison in determining compensation practices, it does not set empirical parameters or benchmarks for using this data. Rather, the Human Resources Committee uses peer comparison data to ensure that executive compensation is reasonable relative to competing organizations.

Performance Reviews and Role of Executives in Committee Meetings. Management reports to the Board of Directors at least annually on its progress in achieving the strategic, financial and management objectives established by the business plan. The Board of Directors then considers the overall performance of the Company and its named executive officers in the context of these objectives, weighing numerous factors and conditions within and outside of management’s control. Following this review, the Human Resources Committee reviews current and proposed compensation levels for the Chief Executive Officer and the other named executive officers. The Human Resources Committee relies in part upon the Chief Executive Officer’s self assessment as well as his assessment of each named executive officer’s individual performance, which considers each named executive officer’s achievements of his or her individual goals each year. However, the Board of Directors and Human Resources Committee exclude the Chief Executive Officer and all other named executive officers from their discussions and formal meetings concerning named executive officer compensation, except to receive the results of the decisions made by the Human Resources Committee or the Board of Directors and other relevant information.

Information Resources and Role of Compensation Consultants. In reviewing current and proposed compensation levels for named executive officers, the Human Resources Committee considers the organizational structure and composition of the Company and the Bank, external information from public sources on peer and competitor compensation practices and levels and other information it deems relevant to its responsibilities. In 2006, the Human Resources Committee engaged Frederic W. Cook & Co. to assess the structure and reasonableness of the Company’s executive compensation program, which incorporates cash incentive and equity incentive components. The Human Resources Committee continued to have access to its own outside counsel and compensation consultant during 2007 and 2008. The Human Resources Committee engaged Frederic W. Cook & Co. to assist in the preparation of the compensation aspects of reports filed with the Securities and Exchange Commission and to be available for consultations with outside counsel to the Human Resources Committee, but did not engage an independent compensation consultant for any other specific purpose in the 2007 and 2008 review process because it believed it had sufficient information from external, independent public sources to execute its responsibilities.

Components of Executive Compensation

General. All named executive officers of the Company, including the Chief Executive Officer, are currently executive officers of the Bank. On May 19, 2006, the Company adopted the 2006 EIP, and it was subsequently approved by the Company’s stockholders at the 2006 annual meeting. Except for awards made pursuant to the 2006 EIP, the Company does not separately compensate its named executive officers. The compensation that the Bank pays to its named executive officers, however, is taken into account in establishing the inter-company expense allocations that the Company pays to the Bank. In connection with the mutual-to-stock conversion, the Bank also established a tax-qualified employee stock ownership plan (“ESOP”), and named executive officers are eligible to participate in the ESOP subject to vesting and other requirements and limitations applicable to all participants generally.

Base Salary. Generally, base salary levels are established based on job descriptions and responsibilities, either temporary or permanent in nature (including any revisions or proposed revisions thereto), competitive conditions and general economic trends in the context of the Bank’s financial and franchise condition, and performance.

In 2009, the base salaries for the named executive officers, other than Robert J. O’Shaughnessy, who retired at the end of 2008, increased by an amount equal to the increase in the 12-month Consumer Price Index as reported by the U.S. Treasury Department in October 2008 (this index was generally used throughout the Company for cost-of-living adjustments to base compensation).

Name	Position	2008 Base Salary(1)	2009 Base Salary(1)	Percentage Change from 2008 to 2009
F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	$395,906	$405,804	2.5%

Paul A. Cloutier	Executive Vice President and Chief Financial Officer	$252,728	$259,046	2.5%

James J. Brennan	Executive Vice President, Corporate Secretary and General Counsel	$302,409	$309,969	2.5%

Robert J. O’Shaughnessy (Retired 12/31/08)	Executive Vice President and Chief Credit Officer	$258,154	$0	N/A

Christa N. Calabrese	Regional President	$221,275	$226,807	2.5%

(1)	Base salary is effective as of March 17 for 2008 and March 16 for 2009.

Annual Cash Incentive Compensation. Annual cash incentive compensation reflects the relative achievement of the strategic, financial and management objectives established by the business plan, management’s responses to unforeseen circumstances or conditions that materially differ from those originally assumed, and the individual goals established for each named executive officer. Annual cash incentive compensation is generally established as a range of possible awards based on a percentage of base salary. Other factors considered in establishing annual cash incentive compensation include recent changes or proposed changes to base salary or other compensation elements, as well as competitive considerations.

In general, the Company’s business plan assumptions include a total annual cash incentive compensation pool between 10% and 20% of base salary for named executive officers, including the Chief Executive Officer. Absent extraordinary circumstances, annual cash incentive compensation typically will not exceed 20% of an executive officer’s base salary. Provided that, if and as applicable, the Company’s overall financial performance was generally consistent with the overall projected business plan results (taking into consideration factors both within and outside of the Company’s control), the annual performance review process results in an award based on whether the named executive officer met, fell below or exceeded expectations for the individual goals applicable to the named executive officer. The Company does not use an empirical mathematical formula to determine the amount of the actual annual cash incentive compensation for named executive officers. The individual goals applicable to each named executive officer are discussed in “Conclusions for the Year ended December 31, 2008.”

Equity-Based Compensation. The 2006 EIP established a mechanism by which awards of restricted stock or stock options could be utilized to further align the financial interests of employees, including the named executive officers, with stockholders and, in the future, provide an additional means to attract, retain and reward individuals who contribute to the success of the Company. The Human Resources Committee established share ownership guidelines (as described below) for the named executive officers and other executive officers. The Human Resources Committee also considers the significant financial investment required of a participant who retains shares granted under the 2006 EIP because such participant must pay current income tax obligations with respect to such shares without having the benefit of selling the shares to generate cash proceeds sufficient to pay such tax liability. In addition, consistent with the purpose of aligning management financial interests with stockholder interests, the Human Resources Committee delegated to the Chief Executive Officer the authority to make grants pursuant to and established a framework for the Chief Executive Officer’s implementation of the 2006 EIP for individuals other than the executive officers of the Company or the Bank. In general, the delegated authority of the Chief Executive Officer is limited to grants to an aggregate of 120,000 restricted shares and 360,000 stock options, and to a maximum per individual of 10,000 restricted shares and 25,000 stock options.

The Human Resources Committee granted long-term equity-based compensation awards (consisting of both restricted stock and stock options) to its named executive officers in 2006, and a stock option award to one named executive officer in 2008 based on work performed in 2007 in connection with the U.S. Mortgage bankruptcy resolution and enhancements made to the Bank’s internal compliance programs. In addition, the Human Resources Committee determined that, subject to certain limits and restrictions designed to preserve the Company’s future flexibility, it was appropriate to provide certain officers the ability to elect to receive stock option awards in lieu of the cash incentive compensation that was awarded in 2008 based on 2007 performance, provided that the GAAP expense to the Company was effectively constant, prior to any market risk adjustments. The incentive compensation paid to named executive officers in 2009 based on their 2008 performance did not include any equity based compensation, and because of the limited number of stock options that remain available under the 2006 EIP, the named executive officers were not offered the ability to elect to receive stock option awards in lieu of their cash incentive compensation. The Human Resources Committee believes that the establishment of equity-based compensation programs has been an important tool for the retention and attraction of qualified management talent.

Share Ownership Guidelines. In the absence of difficult personal circumstances, the Human Resources Committee encourages the Chief Executive Officer and the other named executive officers of the Company to acquire with their own funds and hold a position in Company shares equal to 100% of the executive’s three-year average annual cash compensation. At December 31, 2008, all but one of the Company’s named executive officers met all elements of the Human Resources Committee’s share ownership guidelines.

401(k) Plan. The Company has a tax-qualified defined contribution retirement plan covering all of its eligible employees. Employees are eligible to participate in the plan after attainment of age 21 and completion of six months of service. Prior to April 1, 2007, the Company matched employee contributions up to 5% of an employee’s wages. The Company could also contribute an additional amount annually at the discretion of the Board of Directors. Effective April 1, 2007, the Board of Directors amended the match component of the plan to provide a fixed match in the amount of 50% of the first 6% of compensation deferred under the plan. The Board of Directors amended the match formula after considering the significant benefit provided to all eligible employees under the Bank’s ESOP. Contributions totaling $442,000 were made to the 401(k) plan for 2008.

Employee Stock Ownership Plan and Trust. The Bank implemented the ESOP in connection with the mutual-to-stock conversion, effective as of January 1, 2004. Employees are eligible to participate in the ESOP after the attainment of age 21 and completion of at least one year of employment. As part of the mutual-to-stock conversion, the ESOP trust borrowed funds from the Company and used those funds to purchase 1,957,300 shares of common stock. The shares of common stock purchased by the ESOP are the collateral for the loan. The loan will be repaid principally from the Bank through discretionary contributions to the ESOP over a period of up to 20 years. The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments. The interest rate for the loan equals the prime rate plus 100 basis points, adjustable every five years. Shares purchased by the ESOP are held in a suspense account for allocation among participants as the loan is repaid. The Company does not have any equity compensation program that was not approved by its stockholders, other than its ESOP.

Contributions to the ESOP, and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan, are allocated among ESOP participants on the basis of compensation in the year of allocation. Benefits under the plan become fully vested upon completion of five years of credited service, with credit given to participants for years of credited service with the Bank prior to the adoption of the plan. A participant’s interest in his or her account under the plan also fully vests in the event of termination of service due to a participant’s early or normal retirement, death, disability, or upon a change of control (as defined in the plan). Vested benefits are payable in the form of shares of common stock and/or cash. Any unvested benefits will be forfeited upon termination of employment in accordance with the terms of the ESOP. Such forfeited amounts remain in the ESOP and are reallocated to remaining participants in accordance with the terms of the ESOP. The Bank’s contributions to the ESOP are discretionary, subject to the loan terms and tax law limits. The ESOP will terminate in the event of a change of control (as defined in the plan).

All Other Compensation and Perquisites. The Human Resources Committee reviews and monitors the level of other compensation and perquisites offered to the named executive officers in the context of current business operations and general market practices.

In addition to participation in the standard life and disability insurance benefits available to all full-time employees, the Company has historically requested the insurable named executive officers to obtain additional life, accidental death and disability insurance coverage in an amount equal to the death benefit payable under their respective employment agreements. In the event of the death or disability of one of the participants, the obligations of the Bank or the Company, if any, under their respective employment agreements would be reduced on a dollar-for-dollar basis by the insurance proceeds received by the executive officer or the named beneficiary under the insurance policy. In exchange, the Bank reimbursed the participant for the after-tax cost of the annual insurance premium for the additional coverage. The Bank’s 2007 purchase of bank-owned life insurance insuring the lives of certain officers, including the named executive officers, enabled the Bank to immediately eliminate all but one separate life insurance policy, and the remaining policy was eliminated effective January 1, 2009.

Excluding the effects of the Bank’s contributions for the health, vacation, 401(k) and ESOP benefits available to all full-time employees and the Bank’s reimbursement of the after-tax premium costs for additional life and disability insurance coverages, the Human Resources Committee generally believes that other compensation and perquisites should not exceed 10% of each named executive officer’s total annual cash compensation. The Company’s perquisite policy was amended in 2007 to reflect this limitation. As of December 31, 2008, the Company’s compensation practices with respect to other compensation and perquisites met this standard.

Conclusions for Year Ended December 31, 2008

Executive Summary. The following is a brief summary of the compensation decisions the Human Resources Committee made with respect to the named executive officers for 2008 and 2009:

•

base salaries for the named executive officers, other than the Chief Executive Officer, increased by 2.3% for 2008, and for 2009, increased for all named executive officers other than Mr. O’Shaughnessy, who retired on December 31, 2008, by 2.5%;

•	aggregate annual cash incentive payments to the named executive officers for 2008 decreased modestly from the aggregate annual cash incentives paid for 2007; and

•	other benefits and perquisites declined modestly.

Review of Chief Executive Officer. The Human Resources Committee met outside the presence of management to review the Chief Executive Officer’s performance in the context of the approved business plan and the extent to which established strategic, financial and management objectives were realized during the previous calendar year. The Human Resources Committee also evaluated the overall state of the Company’s franchise and strategic position, capabilities and direction consistent with the Chief Executive Officer’s execution of his leadership and planning responsibilities.

The Human Resources Committee reported that, at a meeting attended solely by committee members, it had reviewed and evaluated the self assessment and other information provided by the Chief Executive Officer and other factors for the purpose of establishing the Chief Executive Officer’s 2008 incentive compensation. The review encompassed five specific performance areas – core earnings per share, internal controls, asset quality, marketing and business development, and leadership and planning. The Chief Executive Officer’s performance was rated in each category based on whether the Chief Executive Officer’s performance met, fell below or exceeded the expectations of the Board of Directors. Each category was assigned a weighting that represented a percentage of the overall composite rating. The Human Resources Committee determined that, on a composite basis, the Chief Executive Officer generally performed near the mid-point of the Board of Director’s expectations in 2008. The Human Resources Committee noted specifically that management responded appropriately to interest rate, economic and competitive conditions, particularly with respect to liquidity management and U.S. Government support evaluations. The Human Resources Committee determined that the Chief Executive Officer exceeded the Board of Directors’ expectations with respect to internal controls, and met the Board of Directors’ expectations with respect to leadership and planning, asset quality, and marketing and business development. The Human Resources Committee further noted that the Company’s earnings per share and core earnings per share had not met the Board of Director’s expectations. In evaluating the comparative data, the Human Resources Committee considered the Company’s performance during the prior calendar year to be more relevant than business plan targets due the financial markets and economic crises that affected the global and national economies in 2008. The table below summarizes the findings of the Human Resources Committee with respect to the Chief Executive Officer.

COMPONENT	Weight	2008 Performance	2008 Percentage
Core Earnings Per Share(1)	25%	Below	0%
Internal Controls	25%	Exceeded	20%
Asset Quality	25%	Met	15%
Marketing & Business Development	15%	Met	15%
Leadership & Planning	10%	Met	15%

Composite	100%	Satisfactory	12.50	%(2)

CATEGORY	2007 Performance	2008 Performance	Plan
	(dollars in thousands, except for per share data)
Earnings Per Share
Earnings (Loss) Per Share	$0.35	$(0.98)	$0.32
Core Earnings Per Share(1)	$0.59	$0.23	$0.50

Internal Controls
No Significant or Material Deficiencies

Asset Quality
Non-Performing Assets (NPA)	$12,878	$14,613
NPA to Total Assets	0.87%	0.94%

Marketing & Business Development(3)
Deposit Bal. > $100,000	$417,579	$376,020
Deposit Bal. < $100,000	$655,835	$643,343

(1)	Core earnings per share represents earnings per share adjusted for the after-tax effect of equity-based compensation, the amortization of intangible expenses, VISA settlement expense, gain on VISA stock and loss on impairments.
(2)	Represents the percentage of base salary awarded as cash incentive compensation.
(3)	Excludes wholesale and internal deposit accounts.

Based on the foregoing, the Human Resources Committee concluded that the Chief Executive Officer should receive a cash incentive compensation award for 2008 of $49,488. This represents 12.5% of the Chief Executive Officer’s 2008 base salary, compared to a 2007 incentive compensation award of $60,000 that represented 15.2% of the Chief Executive Officer’s 2007 base salary. The Human Resources Committee also noted that it would continue and/or resume, as applicable, the standard increase to base compensation based on a cost-of-living index for all named executive officers, including the Chief Executive Officer. The members of the Human Resources Committee, acting in their capacity as the Company’s Board of Directors, and with Mr. Gasior not participating, then ratified the actions of the Human Resource Committee with respect to the Chief Executive Officer.

Review of Other Named Executive Officers. The Human Resources Committee met outside the presence of management to review the performance of the other named executive officers of the Company. The Human Resources Committee noted that the Chief Executive Officer had submitted assessments of the performance of the other named executive officers of the Company to the Human Resources Committee, together with current and proposed base salary and cash incentive compensation recommendations. The assessments addressed the following specific performance areas and whether each individual met, fell below or exceeded expectations in the applicable performance area: (i) Mr. Cloutier – oversight of financial reporting/budgeting functional reviews and improvements, liquidity and interest rate risk management and analysis of merger and acquisition activities; (ii) Mr. Brennan – oversight of regulatory compliance and legal affairs, and coordination and supervision of merger and acquisition activities; (iii) Mr. O’Shaughnessy – oversight of residential, consumer and commercial loan origination, portfolio management and servicing (including merchant processing operations), implementation of deposit servicing technology initiatives and planning and conducting of merger and acquisition due diligence and integrations; and (iv) Ms. Calabrese – development of new commercial customers, enhancement of cross-selling of existing customers, coordination and participation in loan portfolio risk management activities, and conduct of merger and acquisition due diligence and integration activities and planning. None of the assessments utilized a pre-determined empirical mathematical formula. The Human Resources Committee reviewed and evaluated the information provided by the Chief Executive Officer. Because the members of the Board of Directors have had considerable interaction with the Company’s other named executive officers throughout the year, the Human Resources Committee determined that it had a strong basis to make an evaluation of the executive officers independent of the Chief Executive Officer’s conclusions and recommendations. The Human Resources Committee determined that the Chief Executive Officer’s conclusions and recommendations were appropriate, and approved the recommended cash incentive compensation awards to the other named executive officers. The members of the Human Resources Committee, acting in their capacity as the Company’s Board of Directors, and with Mr. Gasior not participating, then ratified the actions of the Human Resources Committee with respect to the other named executive officers.

Reasonableness of Compensation

After considering all components of the compensation program for the named executive officers, the Human Resources Committee has determined that such compensation is reasonable and appropriate.

In making this determination, the Human Resources Committee considered many factors, including the following:

•	management has positioned the Company for future success through the planning and execution of the strategic, financial and management objectives of the Company’s business plan;

•	the Company is increasingly well positioned in the communities it serves as a result of management’s focus and execution of the Company’s community bank mission;

•	management responded appropriately to interest rate, economic and competitive conditions in 2008, resulting in a relatively consistent performance compared to 2007; and

•	the Company’s asset quality, liquidity and interest rate risk metrics were consistent in 2008, measured independently and on a comparative basis.

Tax and Accounting Treatment

Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code limits the tax deduction to $1 million for compensation paid to certain executive officers of public companies. The limitations on the deductibility of executive compensation imposed under Section 162(m) did not affect the Company during 2008 because the compensation paid to the Company’s executive officers in 2008 did not exceed these limitations. The 2006 EIP provides the Human Resources Committee with flexibility to address issues that may arise under Section 162(m), and contains provisions that could be utilized to reduce its potential adverse effects.

Code Section 409A. The Human Resources Committee has monitored regulatory developments under Section 409A of the Internal Revenue Code, which was enacted as part of the American Jobs Creation Act of 2004 and deals with specific tax rules for non-qualified deferred compensation plans. The Company revised certain provisions in its employment agreements with the Chief Executive Officer, the other named executive officers and certain other officers to address Section 409A and the final Treasury Regulations under Section 409A, which were issued on April 10, 2007. The 2006 EIP provides the Human Resources Committee with flexibility to address issues that may arise under Section 409A, and contains provisions that could be utilized to reduce its potential adverse effects.

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

Accounting for Stock-Based Compensation. The Financial Accounting Standards Board has adopted Statement of Financial Accounting Standards 123(R) (“FAS 123(R)”), which requires companies to record the compensation cost for stock options, restricted stock and other equity based compensation arrangements that are provided to employees in return for employment service. The cost is based on the grant date fair value, and this cost is expensed over the requisite service period, which is normally the vesting period of the award. FAS 123(R) applies to awards granted or modified in years beginning in 2006 and thus will apply to the 2006 EIP. The Human Resources Committee evaluates the potential adverse impact of FAS 123(R) on future compensation expense when determining the size and types of awards to be granted under the 2006 EIP.

HUMAN RESOURCES COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement and in BankFinancial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Submitted by:

Joseph A. Schudt, Chairman

Cassandra J. Francis

John M. Hausmann

Sherwin R. Koopmans

Terry R. Wells

Glen R. Wherfel

Members of the Human Resources Committee

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s other three most highly compensated executive officers who served in such capacities during 2008:

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus(1)		Stock Awards(2)		Option Awards(2)		All Other Compensation(3)		Total Compensation

F. Morgan Gasior Chairman of the Board, Chief Executive Officer and President	2008 2007 2006	$ $ $	395,906 395,906 393,245	$ $ $	49,488 60,000 57,656	$ $ $	881,000 881,000 881,000	$ $ $	73,900 73,900 73,900	$ $ $	42,615 57,986 64,242	$ $ $	1,442,909 1,468,792 1,470,043

Paul A. Cloutier Executive Vice President and Chief Financial Officer	2008 2007 2006	$ $ $	251,417 247,046 245,385	$ $ $	36,000 36,000 35,978	$ $ $	440,500 440,500 440,500	$ $ $	27,046 25,126 25,126	$ $ $	42,588 51,413 72,083	$ $ $	797,550 800,085 819,072

James J. Brennan Executive Vice President, Corporate Secretary and General Counsel	2008 2007 2006	$ $ $	300,840 295,610 293,623	$ $ $	60,000 56,000 56,000	$ $ $	440,500 440,500 440,500	$ $ $	67,315 25,126 25,126	$ $ $	43,821 54,563 75,369	$ $ $	912,475 871,799 890,618

Robert J. O’Shaughnessy Executive Vice President and Chief Credit Officer (Retired 12/31/08)	2008 2007 2006	$ $ $	256,815 252,350 250,654	$ $ $	48,000 48,000 48,000	$ $ $	374,425 374,425 374,425	$ $ $	33,968 31,408 31,408	$ $ $	33,916 44,799 63,254	$ $ $	747,123 750,981 767,740

Christa N. Calabrese Regional President	2008 2007 2006	$ $ $	220,127 216,300 214,846	$ $ $	20,000 28,000 28,500	$ $ $	88,100 88,100 88,100	$ $ $	26,619 25,126 25,126	$ $ $	33,636 43,191 53,936	$ $ $	388,482 400,717 410,508

(1)	Each named executive officer, except for Mr. Brennan, elected to receive stock options in lieu of cash under the 2007 management incentive plan. The number of stock options received had a grant date fair value (calculated according to the Company’s FAS 123(R) GAAP expense for the stock options) equal to the amount of the cash incentive compensation foregone. In addition, stock options equal to 10% of the stock options received in lieu of the cash incentive award were granted to compensate for the additional market risk associated with the stock option awards (with the exception of the Chief Executive Officer). On February 26, 2008, stock options were granted to the named executive officers, except for Mr. Brennan, in lieu of cash. Mr. Brennan was separately awarded stock options based on other factors. See the Grants of Plan-Based Awards table on page 15 for grant details.
(2)	The amounts set forth in the “Stock Awards” column and the “Option Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2008, 2007, and 2006 in accordance with FAS 123(R). As required under SEC rules, the amounts recognized for the February 26, 2008 stock options granted at the election of the named executive officers in lieu of the 2007 cash bonus are excluded under this column and reported as “Bonus”. However, the additional stock options equal to 10% of the stock options in lieu of cash are reflected under these columns. The assumptions used in calculating these amounts are set forth in Note 16 to our Financial Statements for the year ended December 31, 2008, which is located on pages 89 through 91 of our Annual Report on Form 10-K.
(3)	All other compensation for the named executive officers during fiscal 2008 is summarized on the following pages.

Name	Perquisites(i)	Insurance(ii)	Tax Reimbursement(iii)	401(k) Match	ESOP Contribution(iv)	Total “All Other Compensation”
F. Morgan Gasior	$18,872	$1,676	$1,889	$5,750	$14,429	$42,615

Paul A. Cloutier	$18,600	$1,663	$996	$6,900	$14,429	$42,588

James J. Brennan	$19,813	$1,676	$1,003	$6,900	$14,429	$43,821

Robert J. O’Shaughnessy (Retired 12/31/08)	$9,908	$1,676	$1,003	$6,900	$14,429	$33,916

Christa N. Calabrese	$9,865	$1,528	$915	$6,900	$14,429	$33,636

Footnotes on following page.

(i)	Includes use of an automobile or an automobile allowance, and in the case of Messrs. Gasior, Brennan and Cloutier, club dues.
(ii)	Consists of premiums paid by the Company during the fiscal year with respect to short- and long-term disability insurance for each named executive officer, and for a life insurance policy maintained during 2008 on Mr. Gasior. Certain amounts were paid by the named executive officer and reimbursed by the Company under employment agreement provisions that reduce, on a dollar-for-dollar basis, the Bank’s obligations under such executive’s employment agreement in the event of the executive’s death or disability by the amount of insurance proceeds received by the executive’s named beneficiary. The Bank’s 2007 purchase of bank-owned life insurance enabled the Bank to immediately eliminate all but one separate life insurance policy, and the remaining policy was eliminated effective January 1, 2009.
(iii)	Reflects reimbursement for income and employment taxes incurred by the executive as a result of the insurance premiums paid by the executive and reimbursed by the Company. The amount for Mr. Gasior includes reimbursement for taxes related to imputed income for additional life insurance coverage. See note (ii) above and discussion below for additional information.
(iv)	Includes the Bank’s contribution to the executive’s ESOP account plus any amounts reallocated as a result of forfeitures by terminated ESOP participants.

Grants of Plan-Based Awards

In 2008, the Company granted equity awards to one of the named executive officers under the 2006 EIP. Specifically, based on work performed in 2007 in connection with the U.S. Mortgage bankruptcy resolution and enhancements to the Bank’s internal compliance programs, in February 2008, the Company awarded Mr. Brennan 80,667 stock options under the 2006 EIP in addition to his cash incentive compensation for 2007. All other grants to named executive officers related to stock options received in lieu of cash incentive compensation.

Name	Grant Date		All Other Option Awards: # of Securities Underlying Options	Exercise of Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards (3)
F. Morgan Gasior	2/26/08	(1)	100,000	$14.82	$52,300

Paul A. Cloutier	2/26/08	(1)	60,000	$14.82	$31,380
	2/26/08	(2)	6,000	$14.82	$3,840

James J. Brennan	2/26/08		80,667	$14.82	$42,189

Robert J. O’Shaughnessy(4) (Retired 12/31/08)	2/26/08	(1)	80,000	$14.82	$41,840
	2/26/08	(2)	8,000	$14.82	$5,120

Christa N. Calabrese	2/26/08	(1)	46,667	$14.82	$24,407
	2/26/08	(2)	4,667	$14.82	$2,987

(1)	Grants shown reflect the number of stock options awarded to each named executive officer, other than Mr. Brennan, in lieu of the cash incentive award pursuant to the 2007 management incentive plan.
(2)	Grants shown reflect 10% of the number of stock options received in lieu of the 2007 cash incentive award to compensate participants for the additional market risk associated with the stock option awards pursuant to the 2007 management incentive plan.
(3)	Amounts in this column represent the fair value of the full 2008 awards indicated, calculated in accordance with FAS 123(R). The assumptions used in calculating these amounts are set forth in Note 16 to our Financial Statements for the year ended December 31, 2008, which is located on pages 89 through 91 of our Annual Report on Form 10-K.
(4)	Mr. O’Shaughnessy retired from the Company on December 31, 2008. All of his unvested stock options and restricted stock awards became vested on April 13, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the exercisable and unexercisable stock options and unvested shares of restricted stock at December 31, 2008 held by the individuals named in the summary compensation table:

	Option Awards					Stock Awards
Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price ($)		Option Expiration Date	# of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
F. Morgan Gasior	75,000	50,000		$17.62	9/5/2011	50,000	$509,500
	75,000			$17.62	9/5/2011
	100,000			$14.82	9/5/2011

Paul A. Cloutier	51,000 60,000	34,000	$ $	17.62 14.82	9/5/2011 9/5/2011	10,000	$101,900
	3,000	3,000		$14.82	9/5/2011

James J. Brennan	51,000 80,667	34,000	$ $	17.62 14.82	9/5/2011 9/5/2011	10,000	$101,900

Robert J. O’Shaughnessy (4) (Retired 12/31/08)	63,750 80,000	21,250	$ $	17.62 14.82	9/5/2011 9/5/2011	21,250	$216,538
	4,000	4,000		$14.82	9/5/2011

Christa N. Calabrese	51,000 46,667	34,000	$ $	17.62 14.82	9/5/2011 9/5/2011	10,000	$101,900
	2,334	2,333		$14.82	9/5/2011

Footnotes on following page.

(1)	The table below shows the remaining service-based vesting schedule for all unexercisable options granted on September 5, 2006 with an exercise price of $17.62.

Name	12/15/2009	12/15/2010
F. Morgan Gasior	25,000	25,000
Paul A. Cloutier	17,000	17,000
James J. Brennan	17,000	17,000
Christa N. Calabrese	17,000	17,000

The table below shows the remaining service-based vesting schedule for all unexercisable options granted on February 26, 2008 with an exercise price of $14.82.

Name	6/15/2009
Paul A. Cloutier	3,000
Christa N. Calabrese	2,333

(2)	The table below shows the remaining service-based vesting schedule for all unvested restricted shares granted on September 5, 2006.

Name	12/15/2009	12/15/2010
F. Morgan Gasior	25,000	25,000
Paul A. Cloutier	5,000	5,000
James J. Brennan	5,000	5,000
Christa N. Calabrese	5,000	5,000

(3)	The market value of shares is based on a closing stock price of $10.19 on December 31, 2008. Mr. O’Shaughnessy’s unvested stock options and restricted share awards became vested on April 13, 2009.

Option Exercises and Stock Vested During 2008

The following table reflects shares of restricted stock held by the named executive officers that vested during 2008. No options were exercised by the named executive officers during 2008. Of these awards, the vesting of 25,000 shares of Mr. Gasior’s restricted stock was conditioned on the attainment of the following specific performance goals as of September 30, 2008: (i) the Bank’s tangible capital and core capital ratios must equal or exceed 6%; (ii) the Bank’s risk-based capital ratio must equal or exceed 10%; and (iii) the Bank’s nonperforming asset ratio must be less than 2.75%. The Human Resources Committee certified on November 6, 2008 that these performance goals had been attained as of September 30, 2008. The vesting of the restricted shares held by the other named executive officers, and all remaining unvested restricted shares held by the five named executive officers, are not conditioned on the attainment of any specific performance goals.

	Stock Awards
Name	# of Shares Acquired on Vesting	Value Realized on Vesting ($)(1)
F. Morgan Gasior	50,000	$552,000
Paul A. Cloutier	25,000	$264,250
James J. Brennan	25,000	$264,250
Robert J. O’Shaughnessy (Retired 12/31/08)	21,250	$224,613
Christa N. Calabrese	5,000	$52,850

(1)	Generally reflects amounts realized on December 15, 2008 at a closing stock price of $10.57, except for Mr. Gasior who also realized amounts on November 6, 2008 at a closing stock price of $11.51 for achievement of capital adequacy and asset quality performance goals.

Potential Payments Upon Termination or Change of Control

         The table on the following page sets forth information concerning potential payments and benefits under the Company’s compensation programs and benefit plans to which the named executive officers would be entitled upon a termination of employment as of December 31, 2008. As is more fully described below, the named executive officers entered into employment agreements with the Company and/or the Bank, as applicable (each, an “Employment Agreement”), which provide for payments and benefits to a terminating executive officer following a termination other than for “cause” or by resignation. In addition, award agreements under the 2006 EIP (the “Award Agreements”) provide for the accelerated vesting of unvested awards in similar circumstances, and in addition, upon the occurrence of a change of control of the Company. Except for the payments and benefits provided by the Employment Agreements and the Award Agreements, all other payments and benefits provided to any named executive officer upon termination of his or her employment are the same as the payments and benefits provided to other eligible executives of the Bank. For purposes of estimating the value of certain equity awards, the Company has assumed a price per share of the Company’s common stock of $10.19, which was the closing price of the Company’s common stock on December 31, 2008, the last trading day of the year.

Executive	Potential Payments Upon Termination or Change of Control	Termination by the Bank			Termination by Executive			Change of Control(4)
		For Cause	For Disability(1)	Without Cause(2)	By Resignation	For Good Reason(2)	Upon Death(3)
F. Morgan Gasior	Cash payments	$0	$988,359	$1,416,779	$0	$1,416,779	$988,359	$1,416,779
	Accelerated Equity Awards	$0	$509,500	$509,500	$0	$509,500	$509,500	$509,500
	Continued Benefits	$0	$17,108	$18,114	$0	$18,114	$17,108	$18,114

Paul A. Cloutier	Cash payments	$0	$629,528	$894,715	$0	$894,715	$629,528	$894,715
	Accelerated Equity Awards	$0	$101,900	$101,900	$0	$101,900	$101,900	$101,900
	Continued Benefits	$0	$25,871	$27,393	$0	$27,393	$25,871	$27,393

James J. Brennan	Cash payments	$0	$764,860	$1,167,162	$0	$1,167,162	$764,860	$1,167,162
	Accelerated Equity Awards	$0	$101,900	$101,900	$0	$101,900	$101,900	$101,900
	Continued Benefits	$0	$26,063	$27,597	$0	$27,597	$26,063	$27,597

Robert J. O’Shaughnessy	Cash payments	$0	$654,134	$958,719	$0	$958,719	$654,134	$958,719
(Retired 12/31/08)	Accelerated Equity Awards	$0	$216,538	$216,538	$0	$216,538	$216,538	$216,538
	Continued Benefits	$0	$2,506	$3,222	$0	$3,222	$2,506	$3,222

Christa N. Calabrese	Cash payments	$0	$548,780	$762,923	$0	$762,923	$548,780	$762,923
	Accelerated Equity Awards	$0	$101,900	$101,900	$0	$101,900	$101,900	$101,900
	Continued Benefits	$0	$2,389	$3,072	$0	$3,072	$2,389	$3,072

(1)	Cash payments include prorated annual average cash incentive compensation for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and base salary the executive would have received from the date of termination through the end of his/her employment period. Accelerated equity awards reflect the intrinsic value of unvested outstanding equity awards based on the closing stock price on December 31, 2008 of $10.19. Continued benefits reflect incremental cost of core benefits to the Company during the continuation period based on actual cost for 2008. Excludes any reduction in benefit as a result of disability insurance or federal social security disability payments.
(2)	Cash payments include prorated annual average cash incentive compensation, prorated employer matching 401(k) contribution, and three times the executive’s three-year average compensation. Accelerated equity awards reflect the intrinsic value of unvested outstanding equity awards based on the closing stock price on December 31, 2008 of $10.19. Continued benefits reflect incremental cost of core benefits to the Company for 36 months based on actual cost for 2008.
(3)	Cash payments include prorated annual average cash incentive compensation for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and base salary the executive would have received from the date of termination through the end of his/her employment period. Accelerated equity awards reflect the intrinsic value of unvested outstanding equity awards based on the closing stock price on December 31, 2008 of $10.19. Continued benefits reflect incremental cost of core benefits to the Company during the continuation period based on actual cost for 2008. Excludes any reduction in benefit as a result of disability insurance or federal social security disability payments.
(4)	The payments reflected in this column assume the executive was terminated for good reason in connection with a change of control. Cash payments include prorated annual average cash incentive compensation for the year of termination, prorated employer matching 401(k) contribution, and three times the executive’s three-year average compensation. Accelerated equity awards reflect the intrinsic value of unvested outstanding equity awards based on the closing stock price on December 31, 2008 of $10.19. Continued benefits reflect incremental cost of core benefits to the Company for 36 months based on actual cost for 2008. The acceleration upon a change of control will occur regardless of the named executive officers’ continued employment. If applicable, executive severance benefits under the Bank level employment agreements are reduced to avoid constituting an “excess parachute payment” under Section 280G of the Internal Revenue Code. No reduction in benefits was required as of the assumed December 31, 2008 termination date.

Accrued Pay and Regular Retirement Benefits. The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include:

•	Accrued but unpaid salary and vacation pay.

•	Distributions of plan balances under the Bank’s 401(k) plan and its ESOP. See “401(k) Plan” and “Employee Stock Ownership Plan and Trust” on pages 9 and 10 for an overview of the 401(k) and the ESOP.

•

The value of option continuation upon retirement, death or disability. Except as may be provided in connection with a change of control, when an employee terminates employment other than for cause and prior to retirement, death or disability, his or her vested stock options will remain exercisable for a period of three months following termination. When an employee is terminated for cause, his or her stock options, whether vested or unvested, are terminated immediately. When a retirement-eligible employee terminates employment, or when an employee dies or becomes disabled, his or her vested stock options remain exercisable for 12 months following the date of his or her termination.

        Acceleration of Vesting Upon a Change of Control. Upon the occurrence of a change of control of the Company, unless otherwise stated in an award agreement, all outstanding options and Stock Appreciation Rights (“SARs”) then held by a participant, including each of the named executive officers, who is employed by, or providing services to, the Company or its subsidiaries at the time of such change of control will become fully exercisable and all stock awards or cash incentive awards shall be fully earned and vested (subject to limitations on performance-based awards). Any such options or SARs, the vesting of which is accelerated upon the occurrence of a change of control, shall remain exercisable in accordance with their terms. The Company has not awarded any SARs under the 2006 EIP.

Employment Agreements. The Bank entered into employment agreements with each of Messrs. Gasior, Brennan, Cloutier and O’Shaughnessy in 2003. In August 2004, the Bank entered into an employment agreement with Ms. Calabrese that is substantially similar to the employment agreements for the other four named executive officers. The employment agreements were amended and restated in May 2008, principally to ensure compliance with Section 409A of the Internal Revenue Code. Each employment agreement and amended and restated employment agreement had an initial term of 36 months that can be extended each year for an additional year, at the discretion of the Board of Directors, so that the remaining term will be 36 months.

Mr. O’Shaughnessy’s amended and restated employment agreement with the Bank was terminated effective December 31, 2008, pursuant to the terms of a Retirement Agreement that he entered into with the Bank dated October 20, 2008. The Board of Directors of the Bank most recently reviewed the Bank’s amended and restated employment agreements with Messrs. Gasior, Cloutier and Brennan and Ms. Calabrese in March 2008, and approved the extension of their terms through March 31, 2012.

Under the amended and restated employment agreements, the Bank will pay the executive officers the base salary reflected in the payroll records, subject to discretionary increases by the Board of Directors. The 2008 base salaries for Messrs. Gasior, Brennan, Cloutier and O’Shaughnessy were $395,906, $300,840, $251,417 and $256,815, respectively, and the 2008 base salary for Ms. Calabrese was $220,127. The amended and restated employment agreements provide that the base salary may be increased but not decreased. The amended and restated employment agreements also provide that the named executive officer will receive the use of an automobile or an automobile allowance and the payment of designated club dues, provided that, in a given year, these payments may not, in the aggregate, exceed ten percent of the named executive officer’s cash compensation. The amended and restated employment agreements further provide that the named executive officer is entitled to participate with other executive officers in incentive compensation and discretionary bonuses declared by the Board. In addition to base salary and bonus, the employment agreements provide for, among other things, participation in a Section 125 cafeteria plan, group medical, dental, vision, disability and life insurance plans, referred to as the core plans, 401(k) plan, the ESOP and other employee and fringe benefits applicable to executive personnel.

During the employment period, each executive officer is provided with a supplemental disability insurance policy that pays 60% of base salary for the remaining term of the agreement in the event the executive officer is terminated due to disability. If an executive officer becomes disabled, his or her base salary will be reduced proportionately by the disability payments made under the disability policy and under the federal social security system. Each executive officer is responsible for paying the premiums but receives an annual allowance in an amount sufficient, on an after-tax basis, to equal the premium payments. In the event of termination of employment due to disability, the executive officer will be entitled to his or her earned salary, the prorated annual average of any cash incentive compensation and bonus that the executive officer received during the preceding two fiscal years, referred to as prorated incentive compensation, and the prorated employer matching 401(k) plan contribution that the executive officer would be entitled to receive for the current year, referred to as accrued plan contribution. In addition, the executive officer will be entitled to the base salary the executive officer would have been paid through the date the employment period would have expired if the executive officer’s employment had not been sooner terminated due to disability, which will be reduced on a dollar-for-dollar basis by the disability insurance and federal social security disability payments referenced above, and continued coverage under the core plans through the date the employment period would have expired, subject to the executive officer’s continued payment of the costs and contributions for which he or she is responsible. After their continued coverage under the core plans expires, Messrs. Gasior, Cloutier and Brennan and Ms. Calabrese may elect to continue their health care coverage at their sole expense and without any cost to the Bank until they become eligible for Medicare coverage or for coverage under another employer’s group health plan.

In addition to the life insurance benefits provided to regular full-time employees, a supplemental life insurance policy was historically provided to each insurable executive officer in an amount not less than three times the executive officer’s base salary. In May 2007, the Bank purchased bank-owned life insurance insuring the lives of certain officers, including the named executive officers. The purchase of bank-owned life insurance enabled the Bank to eliminate the separate life insurance policies on all named executive officers except Mr. Gasior in 2007, and on Mr. Gasior on January 1, 2009.

In the event the executive officer’s employment is terminated due to death, his or her surviving spouse and minor children, if any, will be entitled to the same coverage under the core plans that the executive officer would have been provided if his or her employment had terminated due to disability. In addition, the executive officer’s estate or trust, as applicable, will be entitled to the base salary the executive officer would have been paid through the date the employment period would have expired if the executive officer’s employment had not been sooner terminated due to death. If a supplemental life insurance policy has been obtained on the life of the executive officer, the Bank’s obligation to make such payments will be reduced on a dollar-for-dollar basis by the death benefit payments under any supplemental life insurance policy purchased for an executive officer. Also, with respect to Ms. Calabrese only (consistent with the terms of her previous employment agreement with Success National Bank, which the Company acquired in 2001), an amount equal to the prorated annual average cash incentive compensation and a prorated employer 401(k) matching contribution would be due. Except with respect to continued coverage under the core plans and the ability to elect to continue health care coverage under the core plans for an additional period at no cost to the Bank, the Bank will generally have no obligation to pay or provide an executive officer’s estate, surviving spouse, or minor children with any other compensation or benefits on account of the executive officer’s death.

In the event the executive officer’s employment is terminated without cause by the Bank, the executive officer will receive his or her earned salary, prorated incentive compensation, accrued plan contribution, continued coverage under the core plans for 36 months, subject to the executive officer’s payment of costs and contributions for which he or she is responsible, the ability to continue health care coverage thereafter at his or her sole expense, and an amount equal to three times his or her average annual compensation. Payment of benefits will be made in a single lump sum.

Under the amended and restated employment agreements, the executive officer may terminate his or her employment for “Good Reason” by giving notice within 60 days after the event giving rise to the right to terminate employment. Good Reason generally includes (i) the Bank’s decision not to re-elect or failure to re-elect the executive officer to his or her present position; (ii) the Bank’s failure to extend the executive officer’s employment period on the anniversary date for an additional year so that the remaining term of the employment agreement will be 36 months; (iii) the relocation of the executive officer’s principal place of employment by more than a specified distance; (iv) the reduction in the executive officer’s base salary or a material reduction in benefits to which the executive officer is entitled; (v) the liquidation or dissolution of the Bank or the Company; (vi) the Bank’s material uncured breach of the employment agreement; and (vi) the occurrence of a “Change of Control” as such term is defined in the 2006 EIP. With respect to Mr. Gasior’s employment agreement, “Good Reason” also includes the failure to elect or re-elect him as Chairman of the Board of Directors of the Bank, a change in the composition of the Board of Directors of the Bank such that the current directors no longer constitute a majority of the board other than in certain circumstances where the new board is nominated or appointed by the existing board, or a significant reduction in the scope of his duties, powers, privileges, authority or responsibilities. In the event an executive officer’s employment is terminated for Good Reason, he or she will receive the same amounts, the same coverage under the core plans and the same health insurance coverage continuation rights that he or she would have received if his employment had been terminated without cause. An executive officer who terminates his or her employment by resignation other than due to Good Reason will only be entitled to his or her earned salary and vacation through the date of termination.

The executive officer is required under the amended and restated employment agreement to execute a general release in consideration for any severance amounts. The executive officer also agrees not to compete with the Bank or its affiliates for six months after termination or during the period that severance amounts are paid, if longer. In addition, the executive officer agrees not to solicit the Bank’s customers, their business or the Bank’s employees for eighteen months, which may be reduced in certain circumstances. Payment of amounts due the named executive officers under the amended and restated employment agreements will generally be made in a single lump sum and will be reduced as may be necessary to avoid constituting an “excess parachute payment” under Section 280G of the Internal Revenue Code.

In October 2008, the Company entered into employment agreements with Messrs. Gasior, Cloutier and Brennan. The employment agreements have three-year terms and, except as discussed below, are otherwise substantially similar to the respective amended and restated employment agreements that these individuals have with the Bank. The Board of Directors of the Company most recently reviewed the Company’s employment agreements with Messrs. Gasior, Cloutier and Brennan and approved the extension of their terms through March 31, 2012.

The Company does not separately compensate Messrs. Gasior, Cloutier or Brennan for their services to the Company, except for awards made by the Company under the 2006 EIP. Instead, the Bank pays and provides their cash compensation and benefits (other than benefits under the 2006 EIP), and allocates a portion of this expense to the Company pursuant to an intercompany expense sharing arrangement in proportion to the time and services that they provide to the Company. The employment agreements between the Company and Messrs. Gasior, Cloutier and Brennan thus provide that any cash compensation and benefits that become simultaneously due under both their employment agreements with the Company and their amended and restated employment agreements with the Bank will be subtracted from those due Messrs. Gasior, Cloutier and Brennan under their respective employment agreements with the Company. The payments and benefits (other than benefits under the 2006 EIP) that each of Messrs. Gasior, Cloutier and Brennan will receive under his employment agreement with the Company if his employment is terminated without cause, for Good Reason or due to death or disability are the same as those provided for in their respective amended and restated employment agreements with the Bank.

The primary material differences between the Company’s employment agreements with Messrs. Gasior, Cloutier and Brennan and their respective amended and restated employment agreements with the Bank are that their employment agreements with Company provide for indemnification under Maryland law (the Company’s state of incorporation) rather than applicable federal law, and further provide that, upon the termination of employment based on the occurrence of a Change of Control as that term is defined in the 2006 EIP, (i) all payments that would otherwise be payable in a series of installments instead will generally be paid in a single lump sum within five business days of the date of termination; (ii) the restricted periods applicable to the non-competition and non-solicitation covenants set forth in their respective employment agreements with the Company and their amended and restated employment agreements with the Bank will be reduced to six months and the scope of the competitive restrictions will be limited to those that existed immediately prior to the Change of Control; and (iii) all obligations that may become due simultaneously under both the Company’s employment agreements with Messrs. Gasior, Cloutier and Brennan and their respective amended and restated employment agreements with the Bank will first be provided under their employment agreements with the Company. The Company employment agreements do not impose a limit on the compensation that would be payable to Messrs. Gasior, Cloutier or Brennan upon the occurrence of a Change of Control to avoid an “excess parachute payment” under Section 280G of the Internal Revenue Code. However, the payments and benefits that would become due to Messrs. Gasior, Cloutier and Brennan upon the occurrence of a Change of Control currently would not result in any “excess parachute payments” based on their current and historic compensation levels and the relevant terms of their Company employment agreements.

The Bank entered into a Retirement Agreement with Mr. O’Shaughnessy dated October 20, 2008, which provided for the termination of his employment and his amended and restated employment agreement with the Bank, effective on December 31, 2008. In accordance with the Retirement Agreement, the Board of Directors awarded Mr. O’Shaughnessy, in addition to his cash incentive compensation for 2008, a special retirement bonus in the amount of $120,000 in recognition of Mr. O’Shaughnessy’s contributions to the Bank’s asset quality performance during his tenure as Chief Credit Officer, and as separate supplemental consideration for a general release of claims and waiver of rights. Mr. O’Shaughnessy’s participation in all compensation and other benefit plans ceased on December 31, 2008, except with respect to restricted shares and stock options that were previously awarded to him under the 2006 EIP. Mr. O’Shaughnessy’s outstanding restricted stock and stock option awards under the Company’s 2006 EIP were amended to provide that the awards will have the same vesting and expiration terms upon his attainment of age 70 that would have been applicable if Mr. O’Shaughnessy had retired from his employment with the Company and the Bank at age 70. Certain of the restrictions set forth in Mr. O’Shaughnessy’s amended and restated employment agreement with the Bank remain in effect, including non-competition, non-solicitation, cooperation and confidentiality covenants. The Retirement Agreement also extended the restricted period of the non-competition covenant in Mr. O’Shaughnessy’s amended and restated employment agreement with the Bank to 24 months and precludes Mr. O’Shaughnessy from performing loan review services for certain entities.

Mr. O’Shaughnessy has agreed to perform consulting services for the Company for a period of 12 months after his retirement in accordance with the terms of a Consulting Agreement between him and the Company dated October 20, 2008. The Company, in its sole discretion, may offer to extend the term of the Consulting Agreement for an additional six months. The consulting services that Mr. O’Shaughnessy is required to provide under the Consulting Agreement include assistance with loan reviews, residential and commercial lending operations, merchant processing, deposit servicing, pre-purchase due diligence and other matters assigned by the Company. The Consulting Agreement provides for a maximum of 50 hours of consulting services per month during the first 12 months. The Consulting Agreement provides that the Company will pay Mr. O’Shaughnessy a monthly consulting fee of $9,750 during the first 12 months for these consulting services. If the Company offers to extend the term of the Consulting Agreement for an additional six months, Mr. O’Shaughnessy will be compensated for his consulting services during the six month period at the rate of $195 per hour.

Compensation of Directors

Directors’ Fees. All directors of the Company are also directors of the Bank. Except for Mr. Gasior, who receives no fees for serving as a director, committee chairperson or committee member, the directors of the Bank received an annual Board fee of $2,000 per month for preparing for and attending meetings of the Board of Directors of the Bank during 2008. Except for the Audit Committee, the Bank did not pay its directors a separate fee during 2008 for serving on board committees. The members of the Audit Committee were paid an Audit Committee fee during 2008 due to the fact that the Audit Committee is a required entity with separate responsibilities established by applicable laws and regulations. During 2008, the Bank paid an Audit Committee fee of $1,000 per quarter to Mr. Hausmann (the Chairman of the Audit Committee), and $800 per quarter to Mr. Wells (a member of the Audit Committee).

The Company did not separately compensate the members of its Board of Directors during 2008 for preparing for and attending meetings of the Board of Directors of the Company. A portion of the Board fees that the Bank paid to its directors, however, were allocated to the Company in the inter-company expense allocations that were made between the Company and the Bank during 2008. The Company paid an Audit Committee fee of $800 per quarter to Mr. Koopmans during 2008 for serving on the Company’s Audit Committee, but did not compensate the other members of the Audit Committee due to the Audit Committee fee that they received from the Bank. The Company also partially reimbursed Mr. Koopmans for his travel expenses for attending meetings of the Company’s Board of Directors.

In connection with its review of the Board of Directors compensation program, the Human Resources Committee considered the relative merits of paying fees to the directors in the form of cash versus equity. The Human Resources Committee considered the fact that the Board of Directors had already eliminated all board committee fees (except for the Audit Committee, as it is a legally-required independent entity within the Board structure), and thus the Board fees themselves were the only remaining compensation element to evaluate. The Human Resources Committee also considered the extent to which (if at all) the relative composition of Board compensation should differ from that of senior management at any given point in time. Based on these and other relevant factors, the Human Resources Committee recommended, and the Boards of Directors of the Company and the Bank approved, the following amendments to the 2008 Board of Directors compensation program on February 20, 2008: (i) the Bank discontinued the payment of Board fees for the remainder of 2008; (ii) the Board of Director fees paid by the Company for the remainder of 2008 were paid in the form of stock options, commencing with Board fees due for March of 2008; (iii) the Company awarded each member of the Company’s Board stock options having a grant date fair value equal to $22,000 in lieu of the $20,000 in cash that otherwise would have been paid by the Bank as cash for Board of Directors’ fees for the remainder of 2008, with the 10% increase in the total Board of Directors fees attributable to the market risk that each Director must accept due to this change; (iv) 25% of the stock options awarded to each Director vested on March 15, 2008, and the remaining stock options vested ratably on each of June 15, 2008, September 15, 2008 and December 15, 2008; and (v) the Chairman of the Audit Committee continued to receive a cash Audit Committee fee of $1,000 per quarter, and the other members of the Audit Committee continued to receive a cash Audit Committee fee of $800 per quarter, due to the fact that the Audit Committee is a required entity with separate responsibilities established by applicable laws and regulations. The number of stock options granted to named directors under this amendment to the 2008 Board compensation totaled $231,984. Due to the limited number of stock options remaining under the 2006 EIP, the Board of Directors, acting on the recommendation of the Human Resources Committee, reinstated the $24,000 annual cash Board of Directors fee in connection with its adoption of the 2009 Board compensation program. The Audit Committee fees for 2009 are unchanged from 2008. The stock options awarded in 2008, the Board fees for 2009 and Audit Committee fees for 2008 and 2009 have been taken into account in the inter-company expense allocations between the Company and the Bank.

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

The Board of Directors also established share ownership guidelines for directors applicable both to personally-acquired shares and shares acquired through the 2006 EIP. In general, absent difficult personal financial circumstances, the Board of Directors encourages each director in office at least one year to hold a position in Company shares equal to at least 50% of a director’s annual director’s fees. At December 31, 2008, all eligible directors and all directors as a group significantly exceeded this ownership position. In addition, the Human Resources Committee encourages directors to retain all shares granted under the 2006 EIP. At December 31, 2008, the Company’s directors retained 100% of their vested 2006 EIP restricted shares.

The table below provides information on 2008 compensation for directors who served in 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	All Other Compensation ($)	Total ($)
Cassandra J. Francis	$4,000	$38,264	$25,080	$0	$67,344
John M. Hausmann, C.P.A.	$8,000	$140,960	$33,824	$0	$182,784
Sherwin R. Koopmans	$7,200	$98,672	$30,277	$0	$136,149
Joseph A. Schudt	$4,000	$234,934	$41,707	$0	$280,641
Terry R. Wells	$7,200	$112,768	$31,459	$0	$151,427
Glen R. Wherfel, C.P.A.	$4,000	$88,100	$29,390	$0	$121,490

(1)	The amounts set forth in the “Stock Awards” column and the “Option Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with FAS 123(R).
(2)	Each current non-employee director received a restricted stock award on September 5, 2006, for the following number of shares: 10,000 to Ms. Francis, 40,000 to Mr. Hausmann, 28,000 to Mr. Koopmans, 40,000 to Mr. Schudt, 32,000 to Mr. Wells, and 25,000 to Mr. Wherfel. These awards vest ratably in five equal annual installments commencing on December 15, 2006. In addition, Ms. Francis received a restricted stock grant of 1,000 shares on December 14, 2007, of which 400 shares vested on the grant date, 200 shares vested on December 15, 2008, and 200 shares will vest on December 15, 2009 and 2010.
(3)	Each current non-employee director received a stock option award on September 5, 2006 with an exercise price of $17.62 for the following number of shares: 10,000 to Ms. Francis, 40,000 to Mr. Hausmann, 28,000 to Mr. Koopmans, 40,000 to Mr. Schudt, 32,000 to Mr. Wells, and 25,000 to Mr. Wherfel. These awards vest ratably in five equal annual installments commencing on December 15, 2006. In addition, Ms. Francis received a grant of 1,000 stock options on December 14, 2007, of which 400 shares vested on the grant date, 200 shares vested on December 15, 2008, and 200 shares will vest on December 15, 2009 and 2010. On February 26, 2008, each director received a grant of 38,664 stock options in lieu of cash fees for service provided from March through December 2008. These awards vested in equal installments on March 15, 2008, June 15, 2008, September 15, 2008, and December 15, 2008.

The table below shows each current non-employee director’s outstanding equity awards as of December 31, 2008.

		Option Awards
Name	Stock Awards	Exercisable	Unexercisable
Cassandra J. Francis	4,400	45,264	4,400
John M. Hausmann, C.P.A	16,000	62,664	16,000
Sherwin R. Koopmans	11,200	55,464	11,200
Joseph A. Schudt	16,000	62,664	16,000
Terry R. Wells	12,800	57,864	12,800
Glen R. Wherfel, C.P.A	10,000	53,664	10,000

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

The following table sets forth, as of March 31, 2009, certain information as to the beneficial ownership of shares of the Company’s common stock by: (i) those persons or entities known by the Company to beneficially own more than 5% of the Company’s outstanding shares of common stock; (ii) each director and nominee for election as director; (iii) each named executive officer of the Company; and (iv) all directors and executive officers of the Company and the Bank as a group. The address for each individual listed below is: c/o BankFinancial Corporation, 15W060 North Frontage Road, Burr Ridge, Illinois 60527. An asterisk denotes beneficial ownership of less than one percent.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)(2)		Percent of Shares of Common Stock Outstanding
Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	2,154,109	(3)	10.03%

BankFinancial F.S.B. Employee Stock Ownership Plan Trust 2321 Kochs Lane Quincy, Illinois 62305	1,949,327	(3)	9.07

Keeley Asset Management Corp. 401 South LaSalle Street Chicago, Illinois 60605	1,956,700	(3)	9.11

Dimensional Fund Advisors LP 6300 Bee Cave Road Austin, Texas 78746	1,657,025	(3)	7.71

Directors and Nominees

Cassandra J. Francis	57,764		*
Sherwin R. Koopmans	103,464		*
Terry R. Wells	104,864		*
John M. Hausmann	118,504		*
F. Morgan Gasior	511,183		2.38
Joseph A. Schudt	153,127		*
Glen R. Wherfel	107,564		*

Named Executive Officers (other than Mr. Gasior):

James J. Brennan	289,188		1.35
Paul A. Cloutier	238,448	(4)	1.11
Robert J. O’Shaughnessy (Retired 12/31/08)	284,406		1.32
Christa N. Calabrese	138,171		*

All Directors and Executive Officers (including Named Executive Officers) as a Group (18 persons)	2,819,656		13.12%

Footnotes on following page.

(1)	The information reflected in this column is based upon information furnished to us by the persons named above and the information contained in the records of our stock transfer agent. The nature of beneficial ownership for shares shown in this column, unless otherwise noted, represents sole voting and investment power and includes shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days of March 31, 2009.
(2)	With respect to the directors and executive officers, includes shares held directly, in retirement accounts, in a fiduciary capacity or by certain affiliated entities or members of the named individuals’ families, with respect to which shares the named individuals and group may be deemed to have sole or shared voting and/or dispositive powers. Also reflects the holdings of shares of certain of the executive officers through their accounts under our 401(k) and ESOP. In addition, includes shares subject to options which are currently exercisable or which will become exercisable within 60 days of March 31, 2009, as follows: Ms. Francis – 45,264, Mr. Koopsman – 55,464, Mr. Wells – 57,864, Mr. Hausmann – 62,664, Mr. Gasior – 250,000, Mr. Schudt – 62.664, Mr. Wherfel – 53,664, Mr. Brennan – 131, 667, Mr. Cloutier – 114,000, Mr. O’Shaughnessy – 147,750, Ms. Calabrese – 100,001 and all directors and executive officers as a group – 1,439,128 shares.
(3)	Amount of shares owned and reported on the most recent Schedule 13G filings with the Securities and Exchange Commission, reporting ownership as of December 31, 2008.
(4)	Mr. Cloutier’s holdings include 110,000 shares of Common Stock subject to pledge.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Neither the Bank nor the Company currently extends credit to its executive officers and directors or any organization considered to be a related interest or affiliate under applicable federal law, and no such loans were outstanding as of December 31, 2008. The Bank’s Professional Responsibility Policy provides that no director or executive officer (as defined by the Bank’s Board of Directors) may provide goods or services to the Bank or an affiliate (which includes the Company) unless approved by the disinterested majority of the Board of Directors after full disclosure and it is determined that the arrangement is fair and appropriate. In addition, all transactions between the Bank or its affiliates and a director or executive officer must be conducted on an arm’s length basis, comply with all applicable laws and regulations and be on terms that are no more favorable to the director or executive officer than those afforded to similarly situated customers and vendors.

Director Independence

The Board of Directors has determined that, except for F. Morgan Gasior, who serves as the Chairman, Chief Executive Officer and President of the Company, each of the Company’s directors is “independent” as defined in Rule 4200(a)(15) of the listing standards of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe Horwath LLP during the years ended December 31, 2008 and 2007:

Audit Fees. The aggregate fees billed to the Company by Crowe Horwath for professional services rendered by Crowe Horwath for the audit of the Company’s annual financial statements and internal controls, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by Crowe Horwath in connection with statutory and regulatory filings and engagements were $362,500 and $360,090 during the years ended December 31, 2008 and 2007, respectively.

Audit Related Fees. The aggregate fees billed to the Company by Crowe Horwath for assurance and related services rendered by Crowe Horwath that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “Audit Fees,” above, were $23,907 and $33,100 during the years ended December 31, 2008 and 2007, respectively. The 2008 and 2007 fees were billed to the Company for services related to the Company’s Dividend Reinvestment Plan, Equity Incentive Plan, ESOP and the Bank’s 401(k) Plan.

Tax Fees. The aggregate fees billed to the Company by Crowe Horwath for professional services rendered by Crowe Horwath for tax consultations and tax compliance were $27,400 and $23,700 during the years ended December 31, 2008 and 2007, respectively.

All Other Fees. There were no fees billed to the Company by Crowe Horwath during the years ended December 31, 2008 and 2007, respectively, that are not described above.

Audit Committee Pre-Approval Policy

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by Crowe Horwath, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee pre-approved 100% of the audit related fees and tax fees described above during the years ended December 31, 2008 and 2007.

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

BANKFINANCIAL CORPORATION

Date: April 30, 2009	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)