Form 10-Q
period 2009-06-30
BankFinancial CORP
filed 2009-08-05
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

21,416,377 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of August 5, 2009.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2009 and December 31, 2008

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and due from other financial institutions	$17,667	$29,213
Interest-bearing deposits in other financial institutions	42,250	116

Cash and cash equivalents	59,917	29,329
Securities available-for-sale, at fair value	112,468	124,919
Loans held-for-sale	2,194	872
Loans receivable, net of allowance for loan losses:
June 30, 2009, $17,138; and December 31, 2008, $14,746	1,268,571	1,267,968
Stock in Federal Home Loan Bank, at cost	15,598	15,598
Premises and equipment, net	34,974	34,565
Accrued interest receivable	6,304	6,732
Goodwill	22,566	22,566
Core deposit intangible	5,134	5,985
Bank Owned Life Insurance	20,079	20,171
Other assets	24,992	25,996

Total assets	$1,572,797	$1,554,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	1,211,756	1,069,855
Borrowings	78,819	200,350
Advance payments by borrowers taxes and insurance	8,911	8,104
Accrued interest payable and other liabilities	9,035	9,601

Total liabilities	1,308,521	1,287,910

Commitments and contingent liabilities

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; shares issued at June 30, 2009, 21,416,377 and at December 31, 2008, 21,694,177	214	217
Additional paid-in capital	194,053	195,119
Retained earnings, substantially restricted	84,774	88,279
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(15,662)	(16,148)
Accumulated other comprehensive income (loss)	897	(676)

Total stockholders’ equity	264,276	266,791

Total liabilities and stockholders’ equity	$1,572,797	$1,554,701

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six months ended June 30, 2009 and 2008

(In thousands, except share and per share data) - (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest and dividend income:
Loans, including fees	$17,448	$18,333	$35,011	$37,911
Securities	1,237	1,002	2,580	2,148
Other	28	52	28	70

Total interest income	18,713	19,387	37,619	40,129
Interest expense:
Deposits	4,936	5,613	10,067	11,921
Borrowings	564	792	1,169	1,953

Total interest expense	5,500	6,405	11,236	13,874

Net interest income	13,213	12,982	26,383	26,255
Provision for loan losses	2,847	250	4,191	199

Net interest income after provision for loan losses	10,366	12,732	22,192	26,056
Noninterest income:
Deposit service charges and fees	796	837	1,590	1,662
Other fee income	496	587	924	1,062
Insurance commissions and annuities income	111	202	288	448
Gain on sale of loans, net	180	17	436	87
Gain on sale of securities	—	—	—	1,385
Gain on unredeemed VISA stock	—	—	—	1,240
Loss on disposition of premises and equipment	—	(311)	(4)	(302)
Loan servicing fees	161	184	336	397
Amortization and impairment of servicing assets	(25)	(178)	(247)	(489)
Operations of real estate owned	(83)	(163)	(336)	(174)
Earnings (loss) on bank owned life insurance	(33)	187	(92)	404
Other	116	159	213	507

Total noninterest income	1,719	1,521	3,108	6,227
Noninterest expense:
Compensation and benefits	6,948	7,506	14,813	15,726
Office occupancy and equipment	1,666	1,582	3,433	3,529
Advertising and public relations	317	309	683	473
Data processing	866	790	1,874	1,694
Supplies, telephone, and postage	459	497	883	1,019
Amortization of intangibles	422	446	851	898
Loss on impairment of securities available-for-sale	—	11,075	—	11,075
FDIC insurance premiums	1,216	32	1,265	64
Other	1,070	1,016	1,951	2,003

Total noninterest expense	12,964	23,253	25,753	36,481

Loss before income taxes	(879)	(9,000)	(453)	(4,198)
Income tax expense (benefit)	(214)	(3,593)	40	(1,983)

Net loss	$(665)	$(5,407)	$(493)	$(2,215)

Basic loss per common share	$(0.03)	$(0.27)	$(0.03)	$(0.11)

Diluted loss per common share	$(0.03)	$(0.27)	$(0.03)	$(0.11)

Weighted average common shares outstanding	19,643,050	19,838,490	19,710,928	19,900,418
Diluted weighted average common shares outstanding	19,643,050	19,899,500	19,710,928	19,962,406

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Six months ended June 30, 2009 and 2008

(In thousands, except share and per share data) - (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance at December 31, 2007	$222	$198,449	$113,802	$(17,126)	$(4,210)	$291,137
Comprehensive income:
Net income	—	—	(2,215)	—	—	(2,215)	$(2,215)
Change in other comprehensive income, net of tax effects	—	—	—	—	4,444	4,444	4,444

Total comprehensive income							$2,229

Purchase and retirement of common stock (330,800 shares)	(3)	(5,057)	—	—	—	(5,060)
Nonvested stock awards- Stock-based compensation expense	—	2,308	—	—	—	2,308
Cash dividends declared on common stock ($0.14 per share)	—	—	(3,084)	—	—	(3,084)
ESOP shares earned	—	146	—	487	—	633

Balance at June 30, 2008	$219	$195,846	$108,503	$(16,639)	$234	$288,163

Balance at December 31, 2008	$217	$195,119	$88,279	$(16,148)	$(676)	$266,791
Comprehensive income:
Net loss	—	—	(493)	—	—	(493)	$(493)
Change in other comprehensive income, net of tax effects	—	—	—	—	1,573	1,573	1,573

Total comprehensive income							$1,080

Purchase and retirement of common stock (277,800 shares)	(3)	(2,488)	—	—	—	(2,491)
Nonvested stock awards- Stock-based compensation expense	—	1,478	—	—	—	1,478
Cash dividends declared on common stock ($0.14 per share)	—	—	(3,012)	—	—	(3,012)
ESOP shares earned	—	(56)	—	486	—	430

Balance at June 30, 2009	$214	$194,053	$84,774	$(15,662)	$897	$264,276

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Six months ended June 30, 2009 and 2008

(In thousands) - (Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(493)	$(2,215)
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	4,191	199
ESOP shares earned	430	633
Stock-based compensation expense	1,478	2,050
Depreciation and amortization	2,086	1,907
Amortization and accretion of premiums and discounts on securities and loans	(68)	(58)
Amortization of core deposit intangible	851	889
Amortization and impairment of servicing assets	247	489
Net change in net deferred loan origination costs	14	55
Net loss on sale of real estate owned	52	142
Gain on sale of loans, net	(436)	(87)
Gain on sale of securities	—	(1,385)
Loss on impairment of securities available-for-sale	—	11,075
Gain on unredeemed VISA stock	—	(1,240)
Gain on disposition of premises and equipment, net	4	302
Loans originated for sale	(25,991)	(16,542)
Proceeds from sale of loans	25,105	16,098
Net change in:
Deferred income tax	(1,429)	(3,681)
Accrued interest receivable	428	683
Bank Owned Life Insurance loss (income)	92	(404)
Other assets	731	(617)
Accrued interest payable and other liabilities	(566)	(1,902)

Net cash from operating activities	6,726	6,391

Cash flows from investing activities
Securities available-for-sale
Proceeds from sales	—	1,385
Proceeds from maturities	905	533
Proceeds from principal repayments	14,148	3,736
Purchase of securities	—	(8,947)
Loans receivable
Principal payments on loans receivable	452,305	472,115
Purchase of loans	(14,800)	(1,310)
Originated for investment	(442,807)	(442,020)
Proceeds from sale of real estate owned	302	—
Purchases of premises and equipment, net	(1,865)	(1,117)

Net cash from investing activities	8,188	24,375

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Six months ended June 30, 2009 and 2008

(In thousands) - (Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from financing activities
Net change in deposits	$141,901	$7,336
Net change in borrowings	(121,531)	(25,800)
Net change in advance payments by borrowers for taxes and insurance	807	1,106
Repurchase and retirement of common stock	(2,491)	(5,060)
Cash dividends paid on common stock	(3,012)	(3,084)

Net cash from financing activities	15,674	(25,502)

Net change in cash and cash equivalents	30,588	5,264

Beginning cash and cash equivalents	29,329	28,948

Ending cash and cash equivalents	$59,917	$34,212

Supplemental disclosures of cash flow information:
Interest paid	$11,458	$13,518
Income taxes paid	500	1,750
Loans transferred to real estate owned	377	1,479

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 1 – Basis of Presentation

BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), is the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”). As used in this Quarterly Report on Form 10-Q, the words “Company,” “we” and “our” are intended to refer to the Company, the Bank, and the Bank’s subsidiaries, with respect to information presented for the six-month period ended June 30, 2009 and other periods referenced herein.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the six-month period ended June 30, 2009, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2009. Subsequent events were evaluated for these June 30, 2009 financial statements through August 5, 2009, the date that the financial statements were issued.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, mortgage loan servicing rights, impairment of securities, carrying value of intangible assets and the fair value of investment securities and financial instruments are particularly subject to change.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net loss	$(665)	$(5,407)	$(493)	$(2,215)

Average common shares outstanding	21,437,970	21,952,967	21,527,069	22,027,188
Less: Unearned ESOP shares	(1,574,268)	(1,679,927)	(1,586,316)	(1,692,095)
Unvested restricted stock shares	(220,652)	(434,550)	(229,825)	(434,675)

Weighted average common shares outstanding	19,643,050	19,838,490	19,710,928	19,900,418

Basic loss per common share	$(0.03)	$(0.27)	$(0.03)	$(0.11)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Weighted average common shares outstanding	19,643,050	19,838,490	19,710,928	19,900,418
Net effect of dilutive stock options and unvested restricted stock	—	61,010	—	61,988

Weighted average dilutive common shares outstanding	19,643,050	19,899,500	19,710,928	19,962,406

Diluted loss per common share	$(0.03)	$(0.27)	$(0.03)	$(0.11)

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	2,322,603	2,336,803	2,322,603	2,336,803
Weighted average exercise price of anti-dilutive option shares	$16.51	$16.51	$16.51	$16.51

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 3 – Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2009
Municipal securities	$1,447	$77	$—
Mortgage-backed securities	38,537	827	—
Collateralized mortgage obligations	71,239	1,783	(1)
SBA-guaranteed loan participation certificates	120	—	(5)
Equity securities	1,125	—	(1,231)

	$112,468	$2,687	$(1,237)

December 31, 2008
Certificate of deposit	$500	$—	$—
Municipal securities	1,811	76	—
Mortgage-backed securities	41,976	281	(170)
Collateralized mortgage obligations	80,154	743	(14)
SBA-guaranteed loan participation certificates	125	—	(6)
Equity securities	353	—	(2,003)

	$124,919	$1,100	$(2,193)

At June 30, 2009 and December 31, 2008, the mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, institutions which the government has affirmed its commitment to support. At June 30, 2009 and December 31, 2008, the equity securities reflected in the preceding table consisted of Freddie Mac preferred stocks. All securities reflected in the preceding table were classified as available-for-sale at June 30, 2009.

The fair values of securities available-for-sale at June 30, 2009 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Amortized Cost	Fair Value
Maturity date:
Within one year	$540	$553
One to five years	650	696
Five to ten years	180	198

	1,370	1,447

Without single maturity date:
Mortgage-backed securities	37,710	38,537
Collateralized mortgage obligations	69,457	71,239
SBA-guaranteed loan participation certificates	125	120
Equity securities	2,356	1,125

Total	$111,018	$112,468

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 3 – Securities (continued)

The following table summarizes the securities with unrealized losses at June 30, 2009 and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2009
Collateralized mortgage obligations	$—	$—	$20	$1	$20	$1
SBA-guaranteed loan participation certificates	—	—	120	5	120	5
Equity securities	1,125	1,231	—	—	1,125	1,231

Total temporarily impaired	$1,125	$1,231	$140	$6	$1,265	$1,237

December 31, 2008
Mortgage-backed securities	$27,895	$158	$833	$12	$28,728	$170
Collateralized mortgage obligations	1,129	14	—	—	1,129	14
SBA-guaranteed loan participation certificates	125	6	—	—	125	6
Equity securities	353	2,003	—	—	353	2,003

Total temporarily impaired	$29,502	$2,181	$833	$12	$30,335	$2,193

Interest income on securities is recognized under the interest method, and includes amortization of purchase premium and discount. Gains and losses on sales of securities are based on the amortized cost of the securities sold.

The Company evaluates marketable investment securities with significant declines in fair value on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under current accounting guidance, which generally provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the securities must assess whether the impairment is other-than-temporary.

Certain collateralized mortgage obligations and SBA-guaranteed loan participation certificates that the Company holds in its investment portfolio remained in an unrealized loss position at June 30, 2009, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. The Company also determined that the declines were attributable to changes in interest rates and illiquidity, and not to credit quality or other issuer-specific factors. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell the securities before their anticipated recovery occurs. Consequently, the Company concluded that the unrealized losses that existed at June 30, 2009 with respect to its collateralized mortgage obligations and SBA loan participation certificates did not constitute other-than-temporary impairments.

The shares of Freddie Mac preferred stock that the Company holds in its investment portfolio remained in an unrealized loss position (as measured by quoted market prices for these securities) during the six months ended June 30, 2009 due to a variety of market conditions and issuer-specific factors, including Freddie Mac’s conservatorship, its issuance of new shares of preferred stock that are senior to all previously issued preferred shares, and its suspension of dividends on all previously issued preferred shares. The Company evaluated its shares of Freddie Mac preferred stocks at June 30, 2009 for impairment, and concluded that the unrealized losses that existed at that date did not constitute other-than-temporary impairments under the current accounting guidance, primarily because the duration of the unrealized losses was less than twelve months and the securities experienced a material recovery in value for both the period ended June 30, 2009 and through the issuance of the financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable

Loans originated are identified as either held for sale or held for investment and are accounted for accordingly upon their origination. Loans that are classified as held for sale are recorded at the lower of aggregate cost or estimated fair market value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the fair value of the associated retained servicing rights. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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

Loans receivable are as follows:

	June 30, 2009	December 31, 2008

One-to-four family residential real estate loans	$301,167	$312,390
Multi-family mortgage loans	331,258	305,318
Nonresidential real estate loans	338,050	342,583
Construction and land loans	42,384	50,687
Commercial loans	88,853	92,679
Commercial leases	179,804	174,644
Consumer loans	2,495	2,655

Total loans	1,284,011	1,280,956
Loans in process	(200)	(154)
Net deferred loan origination costs	1,898	1,912
Allowance for loan losses	(17,138)	(14,746)

Loans, net	$1,268,571	$1,267,968

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (continued)

Activity in the allowance for loan losses is as follows:

	Six months ended June 30,
	2009	2008

Beginning balance	$14,746	$11,051
Provision for loan losses	4,191	199
Loans charged off	(1,832)	(355)
Recoveries	33	5

Ending balance	$17,138	$10,900

Impaired loans are as follows:

	June 30, 2009	December 31, 2008

Loans with allocated allowance for loan losses	$22,506	$10,061
Loans with no allocated allowance for loan losses	27,809	15,506

Total impaired loans	$50,315	$25,567

Amount of the allowance for loan losses allocated to impaired loans	$4,241	$2,705

Average of impaired loans during the period	$36,504	$22,944

Cash basis interest income received on impaired loans was approximately $794,000 and $802,000 for the six-month periods ended June 30, 2009 and 2008, respectively. Interest income received on impaired loans was approximately $543,000 and $412,000 for the three-month periods ended June 30, 2009 and 2008, respectively.

Nonaccrual loans and loans past due 90 days or more delinquent, still on accrual are as follows:

	June 30, 2009	December 31, 2008

Nonaccrual loans	$38,826	$13,658
90 days or more delinquent, still accruing	576	2,673

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The loans reflected in the above table as “90 days or more delinquent, still accruing,” represent loans and leases that are well secured and in the process of collection. Generally, the Bank does not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of payments actually received or the renewal of a loan has not occurred for administrative reasons.

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

Note 5 – Deposits

Deposits are as follows:

	June 30, 2009	December 31, 2008

Noninterest-bearing demand	$107,649	$109,056
Savings	98,327	94,802
Money market accounts	271,982	205,768
Interest-bearing NOW accounts	282,484	285,737
Certificates of deposit	451,314	374,492

	$1,211,756	$1,069,855

Interest expense on deposit accounts is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Savings	$126	$194	$247	$382
Money market accounts	1,186	1,063	2,476	2,830
Interest-bearing NOW accounts	562	1,684	1,225	3,117
Certificates of deposit	3,062	2,672	6,119	5,592

	$4,936	$5,613	$10,067	$11,921

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Values of Financial Instruments

Financial Accounting Standards Board (“FASB”) Statement No. 157 Fair Value Measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The statement describes three levels of inputs that may be used to measure fair value:

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

The fair values of loans held for sale are generally determined by quoted prices in active markets that are accessible at the measurement date for similar, unrestricted assets (Level 2 measurement inputs).

Impaired loans are evaluated and valued at the time the loan is identified as impaired or placed into real estate owned, at the lower of cost or market value. Market value is measured based on the value of future expected cash flows and the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

	Fair Value	Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2009
Securities available-for-sale:
Municipal securities	$1,447	$—	$1,447	$—
Mortgage-backed securities	38,537	—	38,537	—
Collateralized mortgage obligations	71,239	—	71,239	—
SBA-guaranteed loan participation certificates	120	—	120	—
Equity securities	1,125	1,125	—	—

	$112,468	$1,125	$111,343	$—

December 31, 2008
Securities available-for-sale:
Certificate of deposit	$500	$—	$500	$—
Municipal securities	1,811		1,811
Mortgage-backed securities	41,976	—	41,976	—
Collateralized mortgage obligations	80,154	—	80,154	—
SBA-guaranteed loan participation certificates	125	—	125	—
Equity securities	353	353	—	—

	$124,919	$353	$124,566	$—

The following table sets forth the Company‘s assets that were measured at fair value on a non-recurring basis:

	Fair Value	Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2009
Impaired loans	$22,506	$—	$—	$22,506
Mortgage servicing rights	1,691	—	1,691	—

December 31, 2008
Impaired loans	$10,061	$—	$—	$10,061
Mortgage servicing rights	1,093	—	1,093	—

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Values of Financial Instruments (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $22.5 million, with a valuation allowance of $4.2 million at June 30, 2009, compared to a carrying amount of $11.8 million and a valuation allowance of $2.0 million at March 31, 2009, resulting in an increase in the provision for loan losses of $2.2 million for the three months ended June 30, 2009.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a carrying amount of $1.8 million at June 30, 2009, comprised of $1.3 million on fixed rate loans and $516,000 on adjustable rate loans, including a valuation allowance of $67,000 on mortgage servicing rights of the fixed rate loans. A pre-tax recovery of $116,000 was included in net loss on our mortgage servicing rights portfolio for the three months ended June 30, 2009, compared to a pre-tax charge of $49,000 for the same period in 2008.

The carrying amount and estimated fair value of financial instruments is as follows:

	June 30, 2009		December 30, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$59,917	$59,917	$29,329	$29,329
Securities	112,468	112,468	124,919	124,919
Loans held-for-sale	2,194	2,257	872	890
Loans receivable, net of allowance for loan losses	1,268,571	1,280,985	1,267,968	1,287,162
FHLBC stock	15,598	N/A	15,598	N/A
Accrued interest receivable	6,304	6,304	6,732	6,732
Mortgage servicing rights	1,780	1,863	1,830	2,019

Financial liabilities
Non-interest-bearing demand deposits	$(107,649)	$(107,649)	$(109,056)	$(109,056)
Savings deposits	(98,327)	(98,327)	(94,802)	(94,802)
NOW and money market accounts	(554,466)	(554,466)	(491,505)	(491,505)
Certificates of deposit	(451,314)	(457,481)	(374,492)	(379,257)
Borrowings	(78,819)	(80,096)	(200,350)	(201,814)
Accrued interest payable	(523)	(523)	(745)	(745)

N/A = Not Applicable

For purposes of the above, the following assumptions were used:

Cash and Cash Equivalents: The estimated fair values for cash and cash equivalents are based on their carrying value due to the short-term nature of these assets.

Loans: The estimated fair value for loans has been determined by calculating the present value of future cash flows based on the current rate the Company would charge for similar loans with similar maturities, applied for an estimated time period until the loan is assumed to be repriced or repaid. Any specific loan losses established for impaired loans are deducted from the loan balance. The estimated fair values of loans held-for-sale are based on quoted market prices.

FHLBC Stock: It is not practicable to determine the fair value of Federal Home Loan Bank of Chicago (“FHLBC”) stock due to the restrictions placed on its transferability.

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

While the above estimates are based on management’s judgment of the most appropriate factors, as of the balance sheet date, there is no assurance that the estimated fair values would have been realized if the assets were disposed of or the liabilities settled at that date because market values may differ depending on the various circumstances. The estimated fair values would also not apply to subsequent dates.

In addition, other assets and liabilities that are not financial instruments, such as premises and equipment, are not included in the above disclosures.

Note 7 – Other Comprehensive Income

Other comprehensive income components were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Unrealized holding (losses) gains on securities available-for-sale, net of tax	760	(1,295)	1,573	(1,394)

Less reclassification adjustment for gains recognized in income, net of tax	—	—	—	(835)

Less loss on impairment of securities available-for-sale net of tax	—	6,673	—	6,673

Change in other comprehensive income, net of tax	$760	$5,378	$1,573	$4,444

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 8 – Adoption of New Accounting Standards

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether an impairment is other-than-temporary (OTTI) for securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has recognized other-than-temporary impairment charges in the aggregate amount of $44.7 million on its shares of Freddie Mac preferred stock since the original investment date. The early adoption of this FSP, effective January 1, 2009, did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the Company’s financial condition or results of operations as it only required disclosures now included in Note 6 – Fair Value of Financial Instruments.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard will not be applicable unless the Company enters into a business combination.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends Statement 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change Statement 133’s scope or accounting. SFAS No. 161 requires increased qualitative, quantitative, and credit-risk disclosures. SFAS 161 also amends Statement No. 107 to clarify that derivative instruments are subject to Statement 107’s

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 8 – Adoption of New Accounting Standards (continued)

concentration-of-credit-risk disclosures. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. The impact of adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows as it only required disclosures now included in Note 6 – Fair Value of Financial Instruments.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. (“FSP EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method of FSAS No. 128, Earnings Per Share. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Because the Company’s unvested restricted stock awards do not contain nonforfeitable rights to dividends, they are not included under the scope of this pronouncement, and therefore, the impact of adoption was not material.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events Instruments (“SFAS 165”). SFAS 165 sets forth guidance concerning the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements. SFAS 165 also defines “available to be issued” financial statements as financial statements that have received all the required approvals from management and other constituents. SFAS 165 sets forth that management of a public company must evaluate subsequent events for recognition and/or disclosure through the date of issuance, whereas private companies need only evaluate subsequent events through the date the financial statements became available to be issued. SFAS 165 also delineates between and defines the recognition and disclosure requirements for Recognized Subsequent Events and Non-Recognized Subsequent Events. Recognized Subsequent Events provide additional evidence about conditions that existed as of the balance sheet date and will be recognized in the entity’s financial statements. Non-Recognized Subsequent Events provide evidence about conditions that did not exist as of the balance sheet date and if material will warrant disclosure of the nature of the subsequent event and the financial impact. An entity shall disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows as it only required disclosures now included in Note 1 - Basis of Presentation.

Note 9 – Newly Issued But Not Yet Effective Accounting Standards

On July 1, 2009, the FASB’s GAAP Codification became effective as the sole authoritative source of US GAAP. This codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF) statements, FASB Staff Positions (FSP), FASB Interpretations (FIN), FASB Derivative Implementation Guides (DIG), American Institute of Certified Public Accountants (AICPA) Statement of Positions (SOPS), Accounting Principals Board (APB) Opinions and Accounting Research Bulletins (ARBs) along with the remaining body of GAAP effective as of June 30, 2009. Financial Statements issued for all interim and annual periods ending after September 15, 2009 will need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements. Accounting literature included in the codification is referenced by Topic, Subtopic, Section and paragraph.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 9 – Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued SFAS No. 166, Accounting for the Transfer of Financial Assets and Amendment of FASB Statement No. 140 Instruments (“SFAS 166”). Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 166 will remain authoritative until integrated into the FASB Codification. SFAS 166 removes the concept of a special purpose entity (SPE) from Statement 140 and removes the exception of applying FASB Interpretation 46 Variable Interest Entities, to Variable Interest Entities that are SPEs. It limits the circumstances in which a transferor derecognizes a financial asset. SFAS 166 amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting. The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 167 will remain authoritative until integrated into the FASB Codification. SFAS 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in the variable interest entity. SFAS 167 is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Overview

Business conditions reflected a continued aversion to risk by almost all market participants during the second quarter of 2009. Although global financial markets showed some signs of stabilization, reductions in employment and business activity contributed to higher levels of past due loan payments, further declines in real estate valuations and diminished interest in business investment.

Consistent with these conditions, customers are now placing a higher value on safety and stability for both loan and deposit relationships, as the merger or failure of certain local depository institutions and the prospect for further bank failures introduces additional uncertainty into the market. Consequently, we expect to see reasonable opportunities for loan and deposit market share growth, tempered by our increasing conservatism in loan underwriting and deposit pricing standards given market conditions.

We experienced modest growth in our preferred loan categories of multifamily loans and commercial leases, offset by declines in residential loans, construction loans and commercial real estate loans. Commercial loan balances declined principally due to accelerated remittances of government receivables and reduced collateral availability on commercial lines of credit.

Deposit balances increased during the quarter as deposit pricing competition ebbed and customers sought to consolidate relationships. At the same time, we note that certain transaction account categories are experiencing less robust growth, due in part to strained liquidity for retail and business customers. We will continue to develop and enhance deposit relationships through our core marketing program but we do not necessarily expect the current deposit balance growth rate to continue indefinitely. We also reduced our balances of wholesale borrowings and wholesale deposits materially during the quarter.

Non-accrual loans increased during the second quarter, with almost half of the increase attributable to Chicago area multifamily loans. The multifamily loans that we placed on non-accrual status during the second quarter generally involved buildings with good occupancy levels and rental income, and none required a SFAS 114 specific reserve allowance. The increase was primarily due to the combined effect of certain multifamily borrowers using rental income for purposes other than debt service, and the delays that are inherent in enforcing an assignment of rents in an Illinois court. Unlike some states, Illinois law requires a lender to initiate foreclosure proceedings and have a receiver appointed before the lender can start collecting rental income under an assignment of rents. Due to congestion in the courts, this is becoming an increasingly lengthy process. Although we expect continued volatility in the timing of the collection of rental income on delinquent multifamily loans, management is not concerned about the overall strength of the multifamily loan portfolio absent a further material deterioration in economic conditions.

The remaining increase in the balances of loans on non-accrual status is generally related to overall economic conditions. Residential loans and construction loans on non-accrual status increased by $4.7 million, as the rate of defaults increased moderately and dispositions slowed due to market conditions and local judicial action to slow the pace of foreclosures. Commercial real estate loans on non-accrual status increased by $2.2 million, partially offset by private sale dispositions of previously-classified assets. Commercial loans on non-accrual status increased by $1.6 million, as a commercial borrower elected to cease operations and began the process of liquidation. Our commercial lease portfolio continued to perform well. Our commercial equipment lease exposure to Chrysler LLC was subject to the outcome of its federal bankruptcy filing; at present, it appears that the purchaser of Chrysler LLC’s operating assets has accepted an assignment of substantially all of the equipment leases and we expect the applicable lease payments will be brought current pursuant to the terms of relevant bankruptcy court orders.

In connection with these loans, and as a result of the Bank’s continued diligence in obtaining updated orderly liquidation collateral valuations on all classified and non-accrual loans, the Bank increased its SFAS No. 114 specific reserve allowance by $2.2 million. In general, commercial real estate valuations seem to be under the greatest pressure as appraisers expect materially lower rental rates coupled with higher vacancies for the foreseeable future. Given the extant market and economic conditions, the Bank’s SFAS No. 5 general valuation allowance model required an increase of $384,000 to the Bank’s allowance for general losses on loans and leases.

Our net interest margin and net interest spread decreased modestly, due principally to a higher reserve for uncollected interest related to the increase in loans on non-accrual status, which was partially offset by favorable pricing on loans and deposits. Given the volatility in market interest rates, prospective loan and deposit balances and other factors, we believe it is not presently possible to make accurate statements concerning future trends in our net interest margin and net interest spreads.

Our non-interest income increased slightly, due to an improvement in the performance of residential loan servicing rights and a reduced impact from real estate owned operations. We expect non-interest income to show modest volatility during the remainder of 2009 as customer behavior and market conditions will dictate the relative changes in performance in this category.

Our non-interest expense remained well-contained for the second quarter of 2009. The ongoing effects of functional reviews and a continued focus on productivity continue to contribute gradual improvements to our efficiency. We recorded expense of $1.2 million for our FDIC insurance premiums due to a material increase in the general assessment rate in 2009, the full utilization of FDIC premium credits and an FDIC insurance special assessment of $700,000.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at June 30, 2009 and December 31, 2008, and in our income statement for the three-month and six-month periods ended June 30, 2009 and June 30, 2008.

	June 30, 2009	December 31, 2008	Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,572,797	$1,554,701	$18,096
Securities available-for-sale, at fair value	112,468	124,919	(12,451)
Loans receivable, net	1,268,571	1,267,968	603
Deposits	1,211,756	1,069,855	141,901
Borrowings	78,819	200,350	(121,531)
Stockholders’ equity	264,276	266,791	(2,515)

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)
Selected Operating Data:

Interest income	$18,713	$19,387	$(674)	$37,619	$40,129	$(2,510)
Interest expense	5,500	6,405	(905)	11,236	13,874	(2,638)

Net interest income	13,213	12,982	231	26,383	26,255	128
Provision for loan losses	2,847	250	2,597	4,191	199	3,992

Net interest income after provision for loan losses	10,366	12,732	(2,366)	22,192	26,056	(3,864)
Noninterest income	1,719	1,521	198	3,108	6,227	(3,119)
Noninterest expense	12,964	23,253	(10,289)	25,753	36,481	(10,728)

Income (loss) before income taxes	(879)	(9,000)	8,121	(453)	(4,198)	3,745
Income tax expense (benefit)	(214)	(3,593)	3,379	40	(1,983)	2,023

Net loss	$(665)	$(5,407)	$4,742	$(493)	$(2,215)	$1,722

Selected Financial Data (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Performance Ratios:

Return on assets (ratio of net loss to average total assets) (1)	(0.17)%	(1.49)%	(0.06)%	(0.30)%
Return on equity (ratio of net loss to average equity) (1)	(1.00)	(7.46)	(0.37)	(1.52)
Net interest rate spread (1) (2)	3.34	3.31	3.35	3.31
Net interest margin (1) (3)	3.66	3.88	3.70	3.90
Average equity to average assets	16.83	19.93	17.08	19.90
Efficiency ratio (4)	86.82	160.33	87.32	112.31
Noninterest expense to average total assets (1)	3.27	6.39	3.29	4.99
Average interest-earning assets to average interest-bearing liabilities	121.15	129.40	122.30	129.18

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

	At June 30, 2009	At December 31, 2008

Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	2.53%	0.94%
Nonperforming loans to total loans	3.02	1.07
Allowance for loan losses to nonperforming loans	44.14	107.97
Allowance for loan losses to total loans	1.35	1.15

Capital Ratios:
Equity to total assets at end of period	16.82	17.16
Tier 1 leverage ratio (Bank only)	12.12	12.08

Other Data:
Number of full service offices	18	18
Employees (full-time equivalent basis)	379	393

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets increased $18.1 million, or 1.16%, to $1.573 billion at June 30, 2009, from $1.555 billion at December 31, 2008, primarily due to a $30.6 million increase in net cash and cash equivalents to $59.9 million at June 30, 2009, from $29.3 million at December 31, 2008.

Net securities available-for-sale decreased by $12.5 million, or 10.0%, to $112.5 million at June 30, 2009, from $124.9 million at December 31, 2008, primarily due to principal reductions of $14.1 million.

We owned common stock of the FHLBC with a stated par value of $15.6 million at June 30, 2009 and December 31, 2008. The FHLBC has not declared any dividends on its common stock since the third quarter of 2007 due to the combined effect of the FHLBC’s financial condition and a cease and desist order that prohibits the FHLBC from declaring dividends without the prior approval of the Federal Housing Finance Agency. The cease and desist order imposes a similar prior approval requirement on the FHLBC’s repurchase or redemption of common stock from existing and withdrawn members, subject to certain exceptions that are not applicable to the shares of FHLBC common stock that we own. The FHLBC has stated in its recent public filings that it cannot predict when it will resume paying dividends or repurchasing or redeeming common shares that are subject to the restrictions imposed by the cease and desist order.

Cash and cash equivalents increased $30.6 million to $59.9 million at June 30, 2009, from $29.3 million at December 31, 2008.

Deposits increased $141.9 million, or 13.3%, to $1.212 billion at June 30, 2009, from $1.070 billion at December 31, 2008, primarily due to increased money market accounts and certificate of deposit balances. Money market accounts increased $66.2 million, or 32.2% to $272.0 million at June 30, 2009, and certificates of deposit increased $76.8 million, or 20.5%, to $451.3 million at June 30, 2009, from $374.5 million at December 31, 2008. Total core deposits (savings, money market, noninterest-bearing demand and interest-bearing NOW accounts) decreased as a percentage of total deposits, representing 62.8% of total deposits at June 30, 2009, compared to 65.0% of total deposits at December 31, 2008. Borrowings decreased $121.5 million, or 60.7%, to $78.8 million at June 30, 2009, from $200.4 million at December 31, 2008, due to our reductions of outstanding FHLBC advances.

Total stockholders’ equity was $264.3 million at June 30, 2009, compared to $266.8 million at December 31, 2008. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 277,800 shares of our common stock at a total cost of $2.5 million, our declaration and payment of cash dividends totaling $3.0 million and a net loss of $493,000. These items were partially offset by a $1.6 million increase in accumulated other comprehensive income during that period, and a $1.5 million increase in additional paid in capital resulting from the vesting of stock-based compensation and ESOP shares earned. The unallocated shares of common stock that our ESOP owns were reflected as a $15.7 million reduction to stockholders’ equity at June 30, 2009, compared to a $16.1 million reduction to stockholders’ equity at December 31, 2008.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

Net Loss. We had net loss of $665,000 for the three months ended June 30, 2009, compared to a net loss of $5.4 million for the three months ended June 30, 2008. Our loss per basic and fully diluted share of common stock for the three months ended June 30, 2009 was $0.03, compared to a loss of $0.27 per basic and fully diluted share for the three months ended June 30, 2008.

Net Interest Income. Net interest income increased by $231,000, or 1.8%, to $13.2 million for the three months ended June 30, 2009, from $13.0 million for the three months ended June 30, 2008. The increase reflected a $905,000 decrease in interest expense, the impact of which was partially offset by a $674,000 decrease in interest income. Our net interest rate spread increased by three basis points to 3.34% for the three months ended June 30, 2009, from 3.31% for the same period in 2008. Our net interest margin decreased by 22 basis points to 3.66% for the three months ended June 30, 2009, from 3.88% for the same period in 2008.

Interest income decreased $674,000, or 3.5%, to $18.7 million for the three months ended June 30, 2009, from $19.4 million for the three months ended June 30, 2008. The average yield on interest-earning assets declined 61 basis points to 5.18% for the three months ended June 30, 2009, compared to 5.79% for the same period in 2008. The decrease in interest income and yield was primarily attributable to a $600,000 decrease in interest income from loans placed on nonaccrual status in the three months June 30, 2009, compared to a $92,000 decrease in the same period in 2008. Total average interest-earning assets increased $102.5 million, or 7.6%, to $1.449 billion for the three months ended June 30, 2009, from $1.346 billion for the same period in 2008. The increase in average interest earning assets was due to a $53.1 million, or 4.3%, increase in average loans receivable, a $28.8 million, or 33.2%, increase in average securities available-for-sale, and a $20.6 million increase in average interest-bearing deposits.

Interest income from loans, the most significant portion of interest income, decreased $885,000, or 4.8%, to $17.4 million for the three months ended June 30, 2009, from $18.3 million for the same period in 2008. These decreases were partially offset by a $53.1 million, or 4.3%, increase in the average balance of loans receivable to $1.287 billion for the three months ended June 30, 2009, from $1.234 billion for the same period in 2008. The decrease in interest income and yield from loans resulted in a $600,000 decrease in interest income from loans placed on nonaccrual status in the three months June 30, 2009, combined with a 54 basis point decrease in the average yield on loans to 5.44% for the three months ended June 30, 2009, from 5.98% for the same period in 2008. The increase in the average balance of loans receivable reflected increases in the average balances of multi-family mortgage loans, nonresidential real estate loans and commercial leases of $25.5 million, $17.3 million and $34.1 million, respectively. These increases were partially offset by a $9.9 million decrease in the average balance of construction and land loans and a $19.0 million decrease in the average balance of one-to four-family loans.

Interest income from securities available-for-sale increased by $235,000, or 23.5%, to $1.2 million for the three months ended June 30, 2009, from $1.0 million for the same period in 2008. The increase in interest income from securities available-for-sale was primarily due to an increase of $28.8 million, or 33.2%, in the average outstanding balance of securities available-for-sale to $115.7 million for the three months ended June 30, 2009, from $86.9 million for the same period in 2008. The increase in the average outstanding balance of securities available-for-sale was partially offset by a 35 basis point decrease in the average yield on securities available-for-sale to 4.29% for the three months ended June 30, 2009, from 4.64% for the same period in 2008.

The FHLBC did not pay dividends on its common stock in the second quarter of 2009 or 2008

Interest expense decreased $905,000, or 14.1%, to $5.5 million for the three months ended June 30, 2009, from $6.4 million for the three months ended June 30, 2008. The decrease in interest expense was due in part to a decrease in the weighted average interest rates that we paid on deposits, FHLBC advances and other borrowings. The cost of our average interest-bearing liabilities decreased by 64 basis points to 1.84% for the three months ended June 30, 2009, from 2.48% for the same period in 2008. The decrease in the interest rates that we paid on deposits, FHLBC advances and other borrowings was partially offset by a $155.5 million, or 14.9%, increase in our average interest-bearing liabilities to $1.196 billion for the three months ended June 30, 2009, from $1.041 billion for the same period in 2008.

Interest expense on deposits decreased $677,000, or 12.1%, to $4.9 million for the three months ended June 30, 2009, from $5.6 million for the three months ended June 30, 2008. The decrease in interest expense on deposits reflected a 53 basis point decrease in the average rate paid on interest-bearing deposits to 1.83% for the three months ended June 30, 2009, from 2.36% for same period in 2008. The decrease in the average rate paid on interest-bearing deposits was partially offset by a $121.0 million, or 12.6%, increase in average interest-bearing deposits to $1.079 billion for the three months ended June 30, 2009, from $958.1 million for the same period in 2008.

Interest expense on money market accounts increased $123,000, or 11.6%, to $1.2 million for the three months ended June 30, 2009, from $1.1 million for the three months ended June 30, 2008. The increase in interest expense on money market accounts reflected a $62.2 million, or 30.6%, increase in the average balance of money market accounts to $265.0 million for the three months ended June 30, 2009, from $202.8 million for the same period in 2008. This increase was partially offset by a 31 basis point decrease in the interest rate paid on money market accounts to 1.80%, from 2.11% for the same period in 2008.

Interest expense on interest-bearing NOW account deposits decreased $1.1 million, or 66.6%, to $562,000 for the three months ended June 30, 2009, from $1.7 million for the three months ended June 30, 2008. The decrease in interest expense on interest-bearing NOW accounts reflected a 118 basis point decrease in the interest rates paid on interest-bearing NOW account deposits to 0.80% for the three months ended June 30, 2009, from 1.98% for the same period in 2008, and a decrease of $60.8 million, or 17.8%, in the average balance of interest-bearing NOW account deposits to $280.5 million for the three months ended June 30, 2009, from $341.3 million for the same period in 2008.

Interest expense on certificates of deposit increased $390,000, or 14.6%, to $3.1 million for the three months ended June 30, 2009, from $2.7 million for the three months ended June 30, 2008. The increase in interest expense on certificates of deposit was primarily due to an increase of $121.8 million, or 38.9%, in the average balance of certificates of deposit to $434.7 million for the three months ended June 30, 2009, from $312.8 million for the same period in 2008. This increase in the average balance of certificates of deposit was partially offset by a 61 basis point decrease in the interest rates paid on certificates of deposit to 2.83% for the three months ended June 30, 2009, from 3.44% for the same period in 2008.

Interest expense on borrowings decreased $228,000, or 28.8%, to $564,000 for the three months ended June 30, 2009, from $792,000 for the same period in 2008. The decrease was primarily due to a 193 basis point decrease in interest rates paid on borrowings to 1.93% for the three months ended June 30, 2009, from 3.86% for the same period in 2008. The decrease in interest rates on borrowings was partially offset by $34.4 million, or 41.7%, increase of our average borrowings to $116.9 million for the three months ended June 30, 2009, from $82.5 million for the same period in 2008. The decrease in the interest rate on borrowings was primarily attributable to declines in overnight market interest rates and other balance sheet restructuring activities.

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

	For the three months ended June 30,
	2009			2008
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,286,698	$17,448	5.44%	$1,233,586	$18,333	5.98%
Securities available-for-sale	115,667	1,237	4.29	86,855	1,002	4.64
Stock in FHLB	15,598	–	–	15,598	–	–
Other	31,077	28	0.36	10,457	52	2.01

Total interest-earning assets	1,449,040	18,713	5.18	1,346,496	19,387	5.79

Noninterest-earning assets	135,357			108,000

Total assets	$1,584,397			$1,454,496

Interest-bearing liabilities:
Savings	$98,931	126	0.51	$101,135	194	0.77
Money market accounts	264,965	1,186	1.80	202,814	1,063	2.11
Interest-bearing NOW accounts	280,517	562	0.80	341,274	1,684	1.98
Certificates of deposit	434,681	3,062	2.83	312,848	2,672	3.44

Total deposits	1,079,094	4,936	1.83	958,071	5,613	2.36
Borrowings	116,935	564	1.93	82,502	792	3.86

Total interest-bearing liabilities	1,196,029	5,500	1.84	1,040,573	6,405	2.48

Noninterest-bearing deposits	105,274			106,388
Other liabilities	16,447			17,547

Total liabilities	1,317,750			1,164,508
Equity	266,647			289,988

Total liabilities and equity	$1,584,397			$1,454,496

Net interest income		$13,213			$12,982

Net interest rate spread (2)			3.34%			3.31%
Net interest-earning assets (3)	$253,011			$305,923

Net interest margin (4)			3.66%			3.88%
Ratio of interest-earning assets to interest-bearing liabilities	121.15%			129.40%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $2.8 million for the three months ended June 30, 2009, compared to $250,000 for the three months ended June 30, 2008. The provision for loan losses reflects a $2.2 million increase in the portion of the allowance for loan losses that we allocate to impaired loans pursuant to SFAS No. 114, and $266,000 in net charge offs. The increase in the SFAS No. 114 reserve resulted in substantial part from our receipt of updated appraisals on four nonperforming commercial real estate loans, and the decision by a commercial borrower to cease operations and liquidate its inventory, accounts receivable and other assets. The provision for loan losses also reflects a $384,000 increase of the general portion of the allowance for loan losses based on the continued deterioration in national and local economic risk factors as measured by our SFAS No. 5 loan loss reserve model.

Nonperforming assets are as follows:

	June 30, 2009	March 31, 2009	Change
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans	$38,826	$22,736	$16,090
Real estate owned	978	1,221	(243)

Nonperforming assets	$39,804	$23,957	$15,847

Nonperforming loans increased by $16.1 million, to $38.8 million at June 30, 2009, from $22.7 million at March 31, 2009. Of this $16.1 million increase, $7.6 million involved multifamily loans secured by mortgages and assignments of rents on Chicago area apartment buildings, primarily because of the borrowers’ use of rental income for purposes other than debt service, and the delays that are inherent in enforcing an assignment of rents in an Illinois court. Unlike some states, Illinois law requires a lender to initiate foreclosure proceedings and have a receiver appointed before the lender can start collecting rental income under an assignment of rents. Due to congestion in the courts, this is becoming an increasingly lengthy process. The remaining increase in loans on non-accrual status was generally related to overall economic conditions. Residential loans and construction and land loans on non-accrual status increased by $4.7 million, as the rate of defaults increased moderately and dispositions slowed due to market conditions and the delays inherent in the mortgage foreclosure process. Commercial real estate loans on non-accrual status increased by $2.2 million, partially offset by private sale dispositions of previously-classified assets. Commercial loans on non-accrual status increased by $1.6 million primarily due to the decision of a commercial borrower to cease operations and liquidate its assets. The ratio of nonperforming loans to total loans was 3.02% at June 30, 2009, compared to 1.75% at March 31, 2009. Collection and resolution efforts continue to be a priority, and future decisions may include the non-renewal of certain loans and potential cessation of borrower relationships where the progress toward resolution is unsatisfactory. For example, we placed a $2.7 million multifamily loan on non-accrual status as of June 30, 2009 to pursue full repayment using formal collection processes despite the remittance of certain scheduled payments by the borrower.

Our allowance for loan losses totaled $17.1 million, or 1.34% of total loans, at June 30, 2009, compared to $14.6 million, or 1.12% of total loans, at March 31, 2009. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 44.1% of nonperforming loans at June 30, 2009, and 64.0% of nonperforming loans at March 31, 2009. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income increased $198,000, or 13.0%, to $1.7 million for the three months ended June 30, 2009, from $1.5 million for the same three-month period in 2008. Deposit service charges and fees decreased $41,000, or 4.9%, to $796,000, from $837,000 for the same period in 2008. Other fee income decreased $91,000, or 15.5%, to $496,000, from $587,000 for the same period in 2008. Income from insurance commissions and annuities decreased by $91,000, or 45.1%, to $111,000, from $202,000 for the same period in 2008. Gains on sales of loans increased $163,000 to $180,000, from $17,000 for the same period in 2008. Mortgage servicing rights amortization expense increased $12,000, or 9.3%, to $141,000, from $129,000 for the same period in 2008. We also recorded a recovery of $116,000 on our mortgage servicing rights reserve due to a decline in the prepayment speeds, compared to the $49,000 reserve that we recorded for the same period in 2008. Net expense from real estate owned decreased to $83,000, compared to $163,000 for the same period in 2008. Net expense from real estate owned for the current quarter included $26,000 in write-downs or losses on real estate owned, compared to $142,000 in 2008. Bank-owned life insurance produced a loss of $33,000, compared to income of $187,000 for the same period in 2008, due to a conservative investment strategy that temporarily reduced the yield on the policy’s investable assets. Other income decreased $43,000, or 27.0%, to $116,000, from $159,000 for the same period in 2008.

The following table summarizes noninterest income for the three-month periods ended June 30, 2009 and 2008:

	Three months ended June 30,
	2009	2008	Change
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$796	$837	$(41)
Other fee income	496	587	(91)
Insurance commissions and annuities income	111	202	(91)
Gain on sale of loans, net	180	17	163
Loss on disposition of premises and equipment, net	—	(311)	311
Loan servicing fees	161	184	(23)
Amortization and impairment of servicing assets	(25)	(178)	153
Operations of real estate owned	(83)	(163)	80
Bank Owned Life Insurance income (loss)	(33)	187	(220)
Other	116	159	(43)

Total noninterest income	$1,719	$1,521	$198

Noninterest Expense. Our noninterest expense was $13.0 million for the three months ended June 30, 2009, compared to $23.3 million for the three months ended June 30, 2008, a decrease of $10.3 million, or 44.2%. The primary reason for the decrease in noninterest expense was an $11.1 million impairment charge that we recorded against our shares of Freddie Mac preferred stocks in the three months ended June 30, 2008. Compensation and benefits expense decreased to $6.9 million, from $7.5 million for the same period in 2008. Expense relating to equity-based compensation and benefits decreased to $604,000, from $1.2 million during the same period in 2008. Excluding equity-based compensation and benefits, our compensation and benefits expense was $6.3 million for each of the three month periods ended June 30, 2009 and 2008. Office occupancy and equipment expense increased $84,000 to $1.7 million, compared to $1.6 million for the same period in 2008, primarily due to expenses associated with the establishment of two new fully automated Express Branch facilities. Information technology costs increased $76,000, or 9.6%, to $866,000, from $790,000 for the same period in 2008, primarily due to increased system maintenance costs and software upgrades. Federal Deposit Insurance Corporation (“FDIC”) insurance premiums increased to $1.2 million from $32,000 during same the period of 2008. The FDIC materially increased the general insurance assessment rate in 2009, which resulted in the full utilization of our available premium credits and, in addition, the FDIC imposed a special premium on all depository institutions based on assets as of June 30, 2009. The FDIC rule pursuant to which this assessment was made provides that the FDIC may assess up to two more special premiums during the remainder of 2009. Other general and administrative expenses increased $54,000, or 5.3%, to $1.1 million, from $1.0 million for the same period in 2008.

The following table summarizes noninterest expense for the three-month periods ended June 30, 2009 and 2008:

	Three months ended June 30,
	2009	2008	Change
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$6,948	$7,506	$(558)
Office occupancy and equipment	1,666	1,582	84
Advertising and public relations	317	309	8
Information technology	866	790	76
Supplies, telephone and postage	459	497	(38)
Amortization of intangibles	422	446	(24)
Loss on impairment of securities	—	11,075	(11,075)
FDIC insurance premiums	1,216	32	1,184
Other	1,070	1,016	54

Total noninterest expense	$12,964	$23,253	$(10,289)

Income Tax Benefit. We recorded an income tax benefit of $214,000 for the three months ended June 30, 2009, compared to an income tax benefit of $3.6 million for the same period in 2008.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

Net Loss. We had a net loss of $493,000 for the six months ended June 30, 2009, compared to a net loss of $2.2 million for the six months ended June 30, 2008. Our loss per basic and fully diluted share of common stock for the six months ended June 30, 2009 were $0.03 compared to a loss of $0.11 per basic and fully diluted share for the six-months ended June 30, 2008.

Net Interest Income. Net interest income increased by $128,000, or 0.5%, to $26.4 million for the six months ended June 30, 2009, from $26.3 million for the six months ended June 30, 2008. The increase reflected a $2.6 million decrease in interest expense, which was partially offset by a $2.5 million decrease in interest income. Our net interest rate spread increased by five basis points to 3.35% for the six months ended June 30, 2009, from 3.30% for the same period in 2008. Our net interest margin decreased by 20 basis points to 3.70% for the six months ended June 30, 2009, from 3.90% for the same period in 2008.

Interest income decreased $2.5 million, or 6.3%, to $37.6 million for the six months ended June 30, 2009, from $40.1 million for the six months ended June 30, 2008. The decrease in interest income and yield was primarily attributable to a $816,000 decrease in interest income from loans placed on nonaccrual status in the six months June 30, 2009, compared to $76,000 decrease in the same period in 2008. The average yield on interest-earning assets declined 69 basis points to 5.28% for the six months ended June 30, 2009, compared to 5.97% for the same period in 2008. Total average interest-earning assets increased $85.6 million, or 6.3%, to $1.438 billion for the six months ended June 30, 2009, from $1.352 billion for the same period in 2008. The increase in average interest earning assets was due in substantial part to a $40.6 million, or 3.3%, increase in average loans receivable, and an increase of $34.2 million, or 40.2%, in average securities available-for-sale and a $10.7 million increase in average interest-bearing deposits.

Interest income from loans, the most significant portion of interest income, decreased $2.9 million, or 7.6%, to $35.0 million for the six months ended June 30, 2009, from $37.9 million for the same period in 2008. The decrease in interest income and yield from loans resulted from a $816,000 decrease in interest income from loans placed on nonaccrual status in the six months June 30, 2009 combined with a 63 basis point decrease in the average yield on loans to 5.49% for the six months ended June 30, 2009, from 6.12% for the same period in 2008. These decreases were partially offset by a $40.6 million, or 3.3%, increase in average loans receivable to $1.286 billion for the six months ended June 30, 2009, from $1.245 billion for the same period in 2008. The increase in average loans receivable reflected increases in the average balances of multi-family mortgage loans, nonresidential real estate loans and commercial leases of $19.4 million, $15.8 million, and $34.0 million, respectively. These increases were partially offset by a $12.1 million decrease in the average balance of construction and land loans and a $20.2 million decrease in the average balance of one-to four-family loans.

Interest income from securities available-for-sale increased by $432,000, or 20.1%, to $2.6 million for the six months ended June 30, 2009, from $2.1 million for the same period in 2008. The increase in interest income from securities available-for-sale was primarily due to an increase of $34.2 million, or 40.2%, in the average outstanding balance of securities available-for-sale to $119.4 million for the six months ended June 30, 2009, from $85.2 million for the same period in 2008. The increase in the average outstanding balance of securities available-for-sale was partially offset by a 71 basis point decrease in the average yield on securities available-for-sale to 4.36% for the six months ended June 30, 2009 from 5.07% for the same period in 2008.

The FHLBC did not pay dividends on its common stock in 2009 or 2008.

Interest expense decreased $2.7 million, or 19.0%, to $11.2 million for the six months ended June 30, 2009, from $13.9 million for the six months ended June 30, 2008. The decrease in interest expense was due in part to a decrease in the weighted average interest rates that we paid on deposits, FHLBC advances and other borrowings. The cost of our average interest-bearing liabilities decreased by 73 basis points to 1.93% for the six months ended June 30, 2009, from 2.66% for the same period in 2008. The decrease in the interest rates that we paid on deposits, FHLBC advances and other borrowings was partially offset by a $128.9 million, or 12.3%, increase in our average interest-bearing liabilities to $1.176 billion for the six months ended June 30, 2009, from $1.047 billion for the same period in 2008.

Interest expense on deposits decreased $1.8 million, or 15.6%, to $10.1 million for the six months ended June 30, 2009, from $11.9 million for the six months ended June 30, 2008. The decrease in interest expense on deposits reflected a 58 basis point decrease in the average rate paid on interest-bearing deposits to 1.94% for the six months ended June 30, 2009, from 2.52% for same period in 2008. The decrease in the average rate paid on interest-bearing deposits was partially offset by a $93.1 million, or 9.8%, increase in average interest-bearing deposits to $1.044 billion for the six months ended June 30, 2009, from $950.9 million for the same period in 2008.

Interest expense on money market accounts decreased $354,000, or 12.5%, to $2.5 million for the six months ended June 30, 2009, from $2.8 million for the six months ended June 30, 2008. The decrease in interest expense on money market accounts reflected a 53 basis point decrease in the interest rate paid on these deposits to 2.03%, from 2.56% for the same period in 2008, partially offset by a $23.2 million, or 10.4%, increase in the average balance of money market accounts to $245.5 million for the six months ended June 30, 2009, from $222.3 million for the same period in 2008.

Interest expense on interest-bearing NOW account deposits decreased $1.9 million, or 60.7%, to $1.2 million for the six months ended June 30, 2009, from $3.1 million for the six months ended June 30, 2008. The decrease in interest expense on interest-bearing NOW accounts reflected a 106 basis point decrease in the interest rates paid on interest-bearing NOW account deposits to 0.89% for the six months ended June 30, 2009, from 1.95% for the same period in 2008, and a decrease of $43.3 million, or 13.5%, in the average balance of interest-bearing NOW account deposits to $278.1 million for the six months ended June 30, 2009, from $321.4 million for the same period in 2008.

Interest expense on certificates of deposit increased $527,000, or 9.4%, to $6.1 million for the six months ended June 30, 2009, from $5.6 million for the six months ended June 30, 2008. The increase in interest expense on certificates of deposit was primarily due to an increase of $115.4 million, or 37.5%, in the average balance of certificates of deposit to $422.9 million for the six months ended June 30, 2009, from $307.5 million for the same period in 2008. This increase in the average balance of certificates of deposit was partially offset by a 74 basis point decrease in the interest rates paid on certificates of deposit to 2.92% for the six months ended June 30, 2009, from 3.66% for the same period in 2008.

Interest expense on borrowings decreased $784,000, or 40.1%, to $1.2 million for the six months ended June 30, 2009, from $2.0 million for the same period in 2008. The decrease was primarily due to a 230 basis point decrease in interest rates paid on borrowings to 1.79% for the six months ended June 30, 2009, from 4.09% for the same period in 2008. The decrease in interest rates on borrowings was partially offset by $35.8 million, or 37.3%, increase of our average borrowings to $131.9 million for the six months ended June 30, 2009, from $96.1 million for the same period in 2008. The decrease in the interest rate on borrowings was primarily attributable to declines in overnight market interest rates and other balance sheet restructuring activities.

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

	For the six months ended June 30,
	2009			2008
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,285,916	$35,011	5.49%	$1,245,272	$37,911	6.12%
Securities available-for-sale	119,452	2,580	4.36	85,204	2,148	5.07
Stock in FHLB	15,598	—	—	15,598	—	—
Other	17,048	28	0.33	6,335	70	2.23

Total interest-earning assets	1,438,014	37,619	5.28	1,352,409	40,129	5.97

Noninterest-earning assets	126,348			110,507

Total assets	$1,564,362			$1,462,916

Interest-bearing liabilities:
Savings	$97,443	247	0.51	$99,680	382	0.77
Money market accounts	245,511	2,476	2.03	222,325	2,830	2.56
Interest-bearing NOW accounts	278,095	1,225	0.89	321,361	3,117	1.95
Certificates of deposit	422,858	6,119	2.92	307,485	5,592	3.66

Total deposits	1,043,907	10,067	1.94	950,851	11,921	2.52
Borrowings	131,918	1,169	1.79	96,071	1,953	4.09

Total interest-bearing liabilities	1,175,825	11,236	1.93	1,046,922	13,874	2.66

Noninterest-bearing deposits	104,444			106,050
Other liabilities	16,899			18,779

Total liabilities	1,297,168			1,171,751
Equity	267,194			291,165

Total liabilities and equity	$1,564,362			$1,462,916

Net interest income		$26,383			$26,255

Net interest rate spread (2)			3.35%			3.31%
Net interest-earning assets (3)	$262,189			$305,487

Net interest margin (4)			3.70%			3.90%
Ratio of interest-earning assets to interest-bearing liabilities	122.30%			129.18%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $4.2 million for the six months ended June 30, 2009, compared to $199,000 for the six months ended June 30, 2008. The provision for loan losses also reflects a $1.5 million increase in the portion of the allowance for loan losses that we allocate to impaired loans pursuant to SFAS No. 114, and $1.8 million in charge-offs. Of the $1.8 million in charge-offs, $1.2 million related to the resolution of loans to the deceased construction borrower, with the remainder relating to various loans that were resolved during the six-months ended June 30, 2009. The provision for loan losses reflects an increase of the general portion of the allowance of $857,000 based on the deterioration in national and local economic risk factors as measured by our SFAS No. 5 loan loss reserve model.

Nonperforming assets are as follows:

	June 30, 2009	December 31, 2008	Change
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans	$38,826	$13,658	$25,168
Real estate owned	978	955	23

Nonperforming assets	$39,804	$14,613	$25,191

Nonperforming loans increased by $25.2 million, to $38.8 million at June 30, 2009, from $13.7 million at December 31, 2008. Of this $25.2 million increase, $7.0 million involved multifamily loans secured by mortgages and assignments of rents on Chicago area apartment buildings, primarily because of the borrowers’ use of rental income for purposes other than debt service, and the delays that are inherent in enforcing an assignment of rents in an Illinois court. Unlike some states, Illinois law requires a lender to initiate foreclosure proceedings and have a receiver appointed before the lender can start collecting rental income under an assignment of rents. Due to congestion in the courts, this is becoming an increasingly lengthy process. The remaining increase in loans on non-accrual status was generally related to overall economic conditions. Construction, development and land loans on non-accrual status increased by $7.6 million, as borrowers exhausted their available resources for debt service and project sales slowed due to market conditions. Residential loans on non-accrual status increased by $2.8 million due to general economic conditions and the delays inherent in the mortgage foreclosure process. Commercial real estate loans on non-accrual status increased by $6.0 million, principally related to tenant losses or slow rental payments by tenants. Commercial loans on non-accrual status increased by $1.8 million primarily due to the decision of a commercial borrower to cease operations and liquidate its assets, slightly offset by charge-offs of previously-classified loans. The ratio of nonperforming loans to total loans was 3.02% at June 30, 2009, compared to 1.07% at December 31, 2008. Collection and resolution efforts continue to be a priority, and future decisions may include the non-renewal of certain loans and potential cessation of borrower relationships where the progress toward resolution is unsatisfactory. For example, we placed a $2.7 million multifamily loan on non-accrual status as of June 30, 2009 to pursue full repayment using formal collection processes despite the remittance of certain scheduled payments by the borrower.

Our allowance for loan losses totaled $17.1 million, or 1.34% of total loans, at June 30, 2009, compared to $14.7 million, or 1.15% of total loans, at December 31, 2008. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 44.1% of nonperforming loans at June 30, 2009, and 108.0% of nonperforming loans at December 31, 2008. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income decreased $3.1 million, or 50.1%, to $3.1 million for the six months ended June 30, 2009, from $6.2 million for the same six-month period in 2008. Noninterest income for the six months ended June 30, 2008 included $2.6 million in pre-tax gains relating to the redeemed and unredeemed shares of Visa, Inc. Class B common stock that were allocated to us in the initial public offering that Visa, Inc. conducted in March of 2008. There were no such gains in 2009. Deposit service charges and fees decreased $72,000, or 4.3%, to $1.6 million, from $1.7 million for the same period in 2008. Other fee income decreased $138,000, or 13.0%, to $924,000, compared to $1.1 million for the same period in 2008. Income from insurance commissions and annuities decreased by $160,000, or 35.7%, to $288,000, from $448,000 for the same period in 2008. Gains on sales of loans increased by $349,000 to $436,000, from $87,000 for the same period in 2008. Mortgage servicing rights amortization expense increased $44,000, or 17.9%, to $290,000, from $246,000 for the same period in 2008. We recorded a recovery of $43,000 on our mortgage servicing rights reserve due to declining prepayment speeds compared to a $243,000 reserve that we recorded for the same period in 2008. Net expense from real estate owned was $336,000, compared to $174,000 for the same period in 2008. Net expense from real estate owned for the current six month period included $238,000 in write-downs or losses on real estate owned, compared to $142,000 in 2008. Bank-owned life insurance produced a loss of $92,000, compared to income of $404,000 for the same period in 2008, due to a conservative investment strategy that temporarily reduced the yield on the policy’s investable assets. Other income decreased $294,000, or 58.1%, to $213,000, from $507,000 for the same period in 2008, primarily due to the decrease in title insurance agency services income that resulted from the sale of that business on March 15, 2008.

The following table summarizes noninterest income for the six-month periods ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009	2008	Change
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$1,590	$1,662	$(72)
Other fee income	924	1,062	(138)
Insurance commissions and annuities income	288	448	(160)
Gain on sale of loans, net	436	87	349
Gain on sale of securities	—	1,385	(1,385)
Gain on unredeemed VISA stock	—	1,240	(1,240)
Loss on disposition of premises and equipment, net	(4)	(302)	298
Loan servicing fees	336	397	(61)
Amortization and impairment of servicing assets	(247)	(489)	242
Operations of real estate owned	(336)	(174)	(162)
Bank Owned Life Insurance income (loss)	(92)	404	(496)
Other	213	507	(294)

Total noninterest income	$3,108	$6,227	$(3,119)

Noninterest Expense. Our noninterest expense was $25.8 million for the six months ended June 30, 2009, compared to $36.5 million for the six months ended June 30, 2008, a decrease of $10.7 million. The primary reason for the decrease in noninterest expense was an $11.1 million impairment charge that we recorded against our shares of Freddie Mac preferred stocks in the six months ended June 30, 2008. Compensation and benefits expense decreased to $14.8 million, from $15.7 million for the same period in 2008. Expense relating to equity-based compensation and benefits decreased to $1.7 million, from $2.4 million during same the period of 2008. Excluding equity-based compensation and benefits, our compensation and benefits expense for the six months ended June 30, 2009 decreased by $150,000, or 1.3%, primarily due to the decrease in full-time equivalent employees that resulted from the implementation of functional staffing reviews and the sale of our title insurance agency business. Office occupancy and equipment expense decreased $96,000 to $3.4 million, compared to $3.5 million for the six months ended June 30, 2008, primarily due to a $277,000 expense for feasibility and design costs related to a possible reconstruction of an existing branch office recorded in the same period in 2008. Our 2009 results included expense of

$203,000 related to the establishment of two new fully automated Express Branch facilities. Advertising and public relations expense increased $210,000 to $683,000, compared to $473,000 for the six months ended June 30, 2008, primarily due to increased deposit marketing efforts. Information technology costs increased $180,000, or 10.6%, to $1.9 million, from $1.7 million for the same period in 2008, primarily due to increased system maintenance costs and software upgrades. FDIC insurance premiums increased to $1.3 million from $64,000 during the same period of 2008. The FDIC materially increased the general insurance assessment rate in 2009, which resulted in the full utilization of our available premium credits and, in addition, the FDIC imposed a special premium on all depository institutions based on assets as of June 30, 2009. The FDIC rule pursuant to which this assessment was made provides that the FDIC may assess up to two more special premiums during the remainder of 2009. Other general and administrative expenses decreased $52,000, or 2.6%, to $2.0 million for each of the two periods ended June 30, 2009 and 2008.

The following table summarizes noninterest expense for the six-month periods ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009	2008	Change
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$14,813	$15,726	$(913)
Office occupancy and equipment	3,433	3,529	(96)
Advertising and public relations	683	473	210
Information technology	1,874	1,694	180
Supplies, telephone and postage	883	1,019	(136)
Amortization of intangibles	851	898	(47)
Loss on impairment of securities	—	11,075	(11,075)
FDIC insurance premiums	1,265	64	1,201
Other	1,951	2,003	(52)

Total noninterest expense	$25,753	$36,481	$(10,728)

Income Tax Expense (Benefit). We recorded income tax expense of $40,000 for the six months ended June 30, 2009, compared to an income tax benefit of $2.0 million for the same period in 2008.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the FHLBC, which provides an additional source of short-term and long-term funding. Outstanding borrowings from the FHLBC were $70.1 million at June 30, 2009, at a weighted average interest rate of 2.69%. A total of $40.8 million of these borrowings will mature in less than one year. Outstanding FHLBC borrowings were $188.9 million at December 31, 2008.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $27.6 million in cash and cash equivalents as of June 30, 2009 and the receipt of cash dividends from our subsidiary, the Bank, which are subject to prior regulatory approval.

As of June 30, 2009, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2009, we had no other material commitments for capital expenditures.

Capital Resources. Stockholders’ equity totaled $264.3 million at June 30, 2009, compared to $266.8 million at December 31, 2008, a decrease of $2.5 million, or 0.94%. This decrease was primarily due to the repurchase and retirement of 277,800 shares of common stock at an aggregate cost of $2.5 million, combined with the declaration and payment of $3.0 million in cash dividends and a net loss of $493,000 during the first six months of 2009.

As of June 30, 2009, the Company had repurchased 3,882,723 shares of its common stock out of the 5,047,423 shares that have been authorized for repurchase by the Company’s Board of Directors. As previously disclosed, the authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization will be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The authorization may be suspended, terminated or modified at any time prior to November 16, 2009 for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed relevant. These factors will also affect the timing and amount of share repurchases. For additional information, see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. (c) Repurchases of Equity Securities.”

At June 30, 2009, the actual regulatory capital ratios and minimum required regulatory ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2009
Total capital (to risk- weighted assets)	15.48%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	14.48	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.12	4.00	5.00

December 31, 2008
Total capital (to risk- weighted assets)	14.69%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	13.79	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.08	4.00	5.00

As of June 30, 2009 and December 31, 2008, the Office of Thrift Supervision categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s category.

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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. In an effort to better manage interest-rate risk, we have de-emphasized the origination of residential mortgage loans for our loan portfolio, and have increased our emphasis on the origination of nonresidential real estate loans, multi-family mortgage loans, commercial loans and commercial leases. In addition, depending on market interest rates and our capital and liquidity position, we generally sell all or a portion of our longer-term, fixed-rate residential loans, usually on a servicing-retained basis. Further, we primarily invest in shorter-duration securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Finally, we have classified all of our investment portfolio as available-for-sale so as to provide flexibility in liquidity management.

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

Quantitative Analysis. The following table sets forth, as of June 30, 2009, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the US Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points)	Estimated Increase in NPV		Decrease in Estimated Net Interest Income
	Amount	Percent	Amount	Percent
	(dollars in thousands)		(dollars in thousands)
+400	$8,924	4.19%	$(2,944)	(5.17)%
+300	6,788	3.19	(2,301)	(4.04)
+200	5,302	2.49	(2,100)	(3.69)
+100	2,381	1.12	(1,220)	(2.14)
0	—	—	—	—

The Company has opted not to include an estimate for a decrease in rates at June 30, 2009 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at June 30, 2009, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 2.49% increase in NPV and a $2.1 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2009. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

We Hold Certain Intangible Assets that Could Be Classified as Impaired in The Future. If These Assets Are Considered To Be Either Partially or Fully Impaired in the Future, Our Earnings and the Book Values of These Assets Would Decrease

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. The market price for our common shares was below their tangible book value at December 31, 2008 and at June 30, 2009. Although the market price of these shares recovered to some extent during the three-month period ended June 30, 2009, the shares generally traded below their tangible book value during the first six months of 2009. If the duration of this decline in the market value of our common shares and the decline in the market prices of the common shares of similarly situated insured depository institutions persists during future reporting periods, or if the severity of the decline increases, it is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels.

We Could Record Future Losses on Our Holdings of Freddie Mac Preferred Stock

We own shares of Freddie Mac preferred stocks with an adjusted cost basis of $2.5 million, and a fair value of $1.26 million at June 30, 2009. The adjusted cost basis takes into account the impairment losses that we previously recorded for these securities. We tested these securities for impairment under current accounting guidance at June 30, 2009, and determined that the $1.24 million unrealized loss that existed as of that date did not constitute an other-than-temporary impairment. The primary reasons for this determination were that the duration of the unrealized loss was less than twelve months and the fair value of the securities had recently experienced a significant recovery from previous levels. A number of factors or combination of factors could cause us to determine in a future reporting period that any unrealized loss that may then exist constitutes an other than temporary impairment. These factors include, but are not limited to, the impact of the passage of time on the duration of the unrealized loss, an increase in the severity of the unrealized loss, a change in our intent or ability to hold these securities for a period sufficient to allow a recovery to occur, and future adverse developments concerning Freddie Mac. In addition, the fair value that we have recorded for these securities is based on quoted market prices, and these prices may be different from the actual prices for which we could sell the securities in a market transaction. If we decide to sell these securities at sale prices below our adjusted cost basis, we would need to recognize the difference between our adjusted cost basis and the sale prices as a loss.

Future FDIC Insurance Premiums and Assessments Will Adversely Impact Our Earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. We recorded an expense of $700,000 at June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, due to the full utilization of our premium credits as of June 30, 2009, our FDIC general insurance premium expense will increase substantially compared to prior periods.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Equity Securities.

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the second quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
April 1, 2009 through April 30, 2009	44,000	$10.37	44,000	1,190,700
May 1, 2009 through May 31, 2009	26,000	8.90	26,000	1,164,700
June 1, 2009 through June 30, 2009	—	—	—	1,164,700

Total	70,000	9.82	70,000

(1)	Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. In accordance with this authorization, we had repurchased 3,882,723 shares of our common stock as of June 30, 2009. The current share repurchase authorization will expire on November 16, 2009, unless extended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting Voting Results. The following are the results of the stockholder votes that were cast at the Company’s Annual Meeting of Stockholders on June 30, 2009:

Proposal No. 1: The election of the following nominees as directors of the Company: Cassandra J. Francis, Sherwin R. Koopmans and Terry R. Wells, to hold office until the 2012 Annual Meeting of Stockholders and until their successors are duly elected and qualify.

Nominee	Number of Votes Cast For	Number of Votes Withheld
Cassandra J. Francis	15,589,934	4,267,248
Sherwin R. Koopmans	15,602,954	4,254,229
Terry R. Wells	15,525,234	4,331,948

Proposal No. 2: Ratification of the selection of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.

Number of votes cast For Proposal:	19,633,098
Number of votes cast Against Proposal:	182,773
Number of Abstentions:	41,312
Broker Non-Votes:	—

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

Date: August 5, 2009
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