Form 10-Q
period 2009-09-30
BankFinancial CORP
filed 2009-10-27
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. 21,416,377 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 26, 2009.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2009 and December 31, 2008

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and due from other financial institutions	$16,617	$29,213
Interest-bearing deposits in other financial institutions	85,281	116

Cash and cash equivalents	101,898	29,329
Securities available-for-sale, at fair value	109,213	124,919
Loans held-for-sale	1,812	872
Loans receivable, net of allowance for loan losses:
September 30, 2009, $16,923; and December 31, 2008, $14,746	1,233,060	1,267,968
Stock in Federal Home Loan Bank, at cost	15,598	15,598
Premises and equipment, net	34,771	34,565
Accrued interest receivable	5,982	6,732
Goodwill	22,566	22,566
Core deposit intangible	4,712	5,985
Bank Owned Life Insurance	20,091	20,171
Other assets	24,737	25,996

Total assets	$1,574,440	$1,554,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	1,211,838	1,069,855
Borrowings	74,648	200,350
Advance payments by borrowers taxes and insurance	11,314	8,104
Accrued interest payable and other liabilities	10,346	9,601

Total liabilities	1,308,146	1,287,910

Commitments and contingent liabilities

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; shares issued at September 30, 2009, 21,416,377 and at December 31, 2008, 21,694,177	214	217
Additional paid-in capital	194,620	195,119
Retained earnings, substantially restricted	84,626	88,279
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(15,416)	(16,148)
Accumulated other comprehensive income (loss)	2,250	(676)

Total stockholders’ equity	266,294	266,791

Total liabilities and stockholders’ equity	$1,574,440	$1,554,701

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine months ended September 30, 2009 and 2008

(In thousands, except share and per share data) - (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Interest and dividend income:
Loans, including fees	$17,334	$18,029	$52,345	$55,940
Securities	1,139	675	3,719	2,822
Other	37	45	65	116

Total interest income	18,510	18,749	56,129	58,878
Interest expense:
Deposits	4,362	5,112	14,429	17,033
Borrowings	476	871	1,645	2,824

Total interest expense	4,838	5,983	16,074	19,857

Net interest income	13,672	12,766	40,055	39,021
Provision for loan losses	427	1,406	4,618	1,605

Net interest income after provision for loan losses	13,245	11,360	35,437	37,416
Noninterest income:
Deposit service charges and fees	904	989	2,494	2,651
Other fee income	442	533	1,366	1,595
Insurance commissions and annuities income	193	158	481	606
Gain on sale of loans, net	88	—	524	85
Gain on sale of securities	—	—	—	1,385
Gain on unredeemed VISA stock	—	—	—	1,240
Loss on disposition of premises and equipment	(1)	—	(5)	(302)
Loan servicing fees	155	190	491	587
Amortization and impairment of servicing assets	(182)	(119)	(429)	(608)
Operations of real estate owned	(149)	(139)	(485)	(313)
Earnings (loss) on bank owned life insurance	12	153	(80)	557
Other	49	203	262	712

Total noninterest income	1,511	1,968	4,619	8,195
Noninterest expense:
Compensation and benefits	6,948	7,544	21,761	23,270
Office occupancy and equipment	1,567	1,481	5,000	5,010
Advertising and public relations	239	373	922	846
Data processing	848	963	2,722	2,657
Supplies, telephone, and postage	483	545	1,366	1,564
Amortization of intangibles	422	446	1,273	1,344
Loss on impairment of securities available-for-sale	401	24,844	401	35,919
FDIC insurance premiums	499	48	1,764	112
Other	1,025	1,101	2,976	3,104

Total noninterest expense	12,432	37,345	38,185	73,826

Net income (loss) before income taxes	2,324	(24,017)	1,871	(28,215)
Income tax expense (benefit)	973	1,065	1,013	(918)

Net income (loss)	$1,351	$(25,082)	$858	$(27,297)

Basic earnings (loss) per common share	$0.07	$(1.27)	$0.04	$(1.38)

Diluted earnings (loss) per common share	$0.07	$(1.26)	$0.04	$(1.37)

Weighted average common shares outstanding	19,648,747	19,747,036	19,689,973	19,850,240
Diluted weighted average common shares outstanding	19,648,747	19,848,354	19,689,973	19,964,229

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Nine months ended September 30, 2009 and 2008

(In thousands, except share and per share data) - (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at December 31, 2007	$222	$198,449	$113,802	$(17,126)	$(4,210)	$291,137
Comprehensive loss:
Net income	—	—	(27,297)	—	—	(27,297)	$(27,297)
Change in other comprehensive income, net of tax effects	—	—	—	—	4,442	4,442	4,442

Total comprehensive loss							$(22,855)

Purchase and retirement of common stock (432,000 shares)	(4)	(6,461)	—	—	—	(6,465)
Nonvested stock awards-Stock-based compensation expense	—	3,345	—	—	—	3,345
Cash dividends declared on common stock ($0.21 per share)	—	—	(4,611)	—	—	(4,611)
ESOP shares earned	—	344	—	732	—	1,076

Balance at September 30, 2008	$218	$195,677	$81,894	$(16,394)	$232	$261,627

Balance at December 31, 2008	$217	$195,119	$88,279	$(16,148)	$(676)	$266,791
Comprehensive income:
Net income	—	—	858	—	—	858	$858
Change in other comprehensive income, net of tax effects	—	—	—	—	2,926	2,926	2,926

Total comprehensive income							$3,784

Purchase and retirement of common stock (277,800 shares)	(3)	(2,488)	—	—	—	(2,491)
Nonvested stock awards-Stock-based compensation expense	—	2,018	—	—	—	2,018
Cash dividends declared on common stock ($0.21 per share)	—	—	(4,511)	—	—	(4,511)
ESOP shares earned	—	(29)	—	732	—	703

Balance at September 30, 2009	$214	$194,620	$84,626	$(15,416)	$2,250	$266,294

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Nine months ended September 30, 2009 and 2008

(In thousands) - (Unaudited)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities
Net income (loss)	$858	$(27,297)
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	4,618	1,605
ESOP shares earned	703	1,076
Stock-based compensation expense	2,018	3,087
Depreciation and amortization	3,194	2,941
Amortization and accretion of premiums and discounts on securities and loans	(69)	(41)
Amortization of core deposit intangible	1,273	1,332
Amortization and impairment of servicing assets	429	608
Net change in net deferred loan origination costs	94	129
Net loss on sale of real estate owned	69	252
Gain on sale of loans, net	(524)	(85)
Gain on sale of securities	—	(1,385)
Loss on impairment of securities available-for-sale	401	35,919
Gain on unredeemed VISA stock	—	(1,240)
Loss on disposition of premises and equipment, net	5	302
Loans originated for sale	(33,590)	(20,309)
Proceeds from sale of loans	33,174	19,279
Net change in:
Deferred income tax	(1,363)	(3,711)
Accrued interest receivable	750	844
Bank Owned Life Insurance loss (income)	80	(557)
Other assets	138	(1,207)
Accrued interest payable and other liabilities	745	(1,192)

Net cash from operating activities	13,003	10,350

Cash flows from investing activities
Securities available-for-sale:
Proceeds from sales	—	1,385
Proceeds from maturities	1,727	15,973
Proceeds from principal repayments	18,363	5,673
Purchase of securities	—	(30,228)
Loans receivable:
Principal payments on loans receivable	662,715	726,209
Purchase of loans	(18,000)	(11,894)
Originated for investment	(615,597)	(678,408)
Proceeds from sale of real estate owned	313	—
Purchases of premises and equipment, net	(2,444)	(2,238)

Net cash from investing activities	47,077	26,472

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Nine months ended September 30, 2009 and 2008

(In thousands) - (Unaudited)

	Nine months ended September 30,
	2009	2008

Cash flows from financing activities
Net change in deposits	$141,983	(27,546)
Net change in borrowings	(125,702)	3,638
Net change in advance payments by borrowers for taxes and insurance	3,210	5,502
Repurchase and retirement of common stock	(2,491)	(6,465)
Cash dividends paid on common stock	(4,511)	(4,611)

Net cash from financing activities	12,489	(29,482)

Net change in cash and cash equivalents	72,569	7,340

Beginning cash and cash equivalents	29,329	28,948

Ending cash and cash equivalents	$101,898	$36,288

Supplemental disclosures of cash flow information:
Interest paid	$35,631	$19,160
Income taxes paid	1,500	2,500
Loans transferred to real estate owned	1,272	2,168
Due from broker	—	18,751

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 1 – Basis of Presentation

BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), is the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”). As used in this Quarterly Report on Form 10-Q, the words “Company,” “we” and “our” are intended to refer to the Company, the Bank, and the Bank’s subsidiaries, with respect to information presented for the nine-month period ended September 30, 2009 and other periods referenced herein.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the nine-month period ended September 30, 2009, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2009. Subsequent events were evaluated for these September 30, 2009 financial statements through October 27, 2009, the date that the financial statements were issued.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net income (loss)	$1,351	$(25,082)	$858	$(27,297)

Average common shares outstanding	21,416,377	21,829,118	21,489,766	21,960,683
Less: Unearned ESOP shares	(1,549,780)	(1,647,532)	(1,574,003)	(1,675,810)
Unvested restricted stock shares	(217,850)	(434,550)	(225,790)	(434,633)

Weighted average common shares outstanding	19,648,747	19,747,036	19,689,973	19,850,240

Basic income (loss) per common share	$0.07	$(1.27)	$0.04	$(1.38)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Weighted average common shares outstanding	19,648,747	19,747,036	19,689,973	19,850,240
Net effect of dilutive stock options and unvested restricted stock	—	101,318	—	113,989

Weighted average dilutive common shares Outstanding	19,648,747	19,848,354	19,689,973	19,964,229

Diluted income (loss) per common share	$0.07	$(1.26)	$0.04	$(1.37)

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	2,322,603	2,336,803	2,322,603	2,336,803
Weighted average exercise price of anti-dilutive option shares	$16.51	$16.51	$16.51	$16.51

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 3 – Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
Municipal securities	$1,370	$86	$—	$1,456
Mortgage-backed securities	34,429	992	—	35,421
Collateralized mortgage obligations	67,703	2,116	—	69,819
SBA-guaranteed loan participation certificates	122	—	(5)	117
Equity securities	1,955	445	—	2,400

	$105,579	$3,639	$(5)	$109,213

December 31, 2008
Certificate of deposit	$500	$—	$—	$500
Municipal securities	1,735	76	—	1,811
Mortgage-backed securities	41,865	281	(170)	41,976
Collateralized mortgage obligations	79,425	743	(14)	80,154
SBA-guaranteed loan participation certificates	131	—	(6)	125
Equity securities	2,356	—	(2,003)	353

	$126,012	$1,100	$(2,193)	$124,919

At September 30, 2009 and December 31, 2008, the mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. At September 30, 2009 and December 31, 2008, the equity securities reflected in the preceding table consisted of Freddie Mac preferred stocks. All securities reflected in the preceding table were classified as available-for-sale at September 30, 2009.

The fair values of securities available-for-sale at September 30, 2009 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized Cost	Fair Value
Maturity date:
Within one year	$540	$540
One to five years	650	711
Five to ten years	180	205

	1,370	1,456
Without single maturity date:
Mortgage-backed securities	34,429	35,421
Collateralized mortgage obligations	67,703	69,819
SBA-guaranteed loan participation certificates	122	117
Equity securities	1,955	2,400

Total	$105,579	$109,213

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 3 – Securities (continued)

The following table summarizes the securities with unrealized losses at September 30, 2009 and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2009
SBA-guaranteed loan participation certificates	$—	$—	$117	$5	$117	$5

Total temporarily impaired	$—	$—	$117	$5	$117	$5

December 31, 2008
Mortgage-backed securities	$27,895	$158	$833	$12	$28,728	$170
Collateralized mortgage obligations	1,129	14	—	—	1,129	14
SBA-guaranteed loan participation certificates	125	6	—	—	125	6
Equity securities	353	2,003	—	—	353	2,003

Total temporarily impaired	$29,502	$2,181	$833	$12	$30,335	$2,193

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

The SBA-guaranteed loan participation certificates that the Company holds in its investment portfolio remained in an unrealized loss position at September 30, 2009, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. The Company also determined that the decline in the value of the SBA-guaranteed loan participation certificates was attributable to changes in interest rates, and not to credit quality or other issuer-specific factors. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell the securities before their anticipated recovery occurs. Consequently, the Company concluded that the unrealized losses that existed at September 30, 2009 with respect to its SBA loan participation certificates did not constitute other-than-temporary impairments.

The shares of one of the three series of Freddie Mac preferred stock that the Company holds in its investment portfolio were in an unrealized loss position (as measured by quoted market prices for these securities) at September 30, 2009 due to a variety of market conditions and issuer-specific factors, including Freddie Mac’s conservatorship, its issuance of new shares of preferred stock that are senior to all previously issued preferred shares, and its suspension of dividends on all previously issued preferred shares. The Company evaluated these shares of Freddie Mac preferred stock at September 30, 2009 for impairment, and concluded that the unrealized losses that existed at that date with respect to this series of Freddie Mac preferred stock constituted an other-than-temporary impairment under the current accounting guidance. Based on this conclusion, the Company recorded a pre-tax impairment loss of $401,000 for the quarter ended September 30, 2009. The primary reason for this conclusion was the Company’s determination that it is prepared to sell its shares of all three series of Freddie Mac preferred stocks if sales opportunities arise at acceptable pricing levels. Since the Company no longer intends to hold these securities for an indefinite period, current accounting guidance requires that any unrealized losses that may exist in future reporting periods with respect to these securities must be recorded as impairment losses.

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

All interest accrued but not received for loans that have been placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans receivable are as follows:

	September 30, 2009	December 31, 2008

One-to-four family residential real estate loans	$293,927	$312,390
Multi-family mortgage loans	329,934	305,318
Nonresidential real estate loans	324,428	342,583
Construction and land loans	39,042	50,687
Commercial loans	74,567	92,679
Commercial leases	183,841	174,644
Consumer loans	2,565	2,655

Total loans	1,248,304	1,280,956
Loans in process	(139)	(154)
Net deferred loan origination costs	1,818	1,912
Allowance for loan losses	(16,923)	(14,746)

Loans, net	$1,233,060	$1,267,968

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (continued)

Activity in the allowance for loan losses is as follows:

	Nine months ended September 30,
	2009	2008

Beginning balance	$14,746	$11,051
Provision for loan losses	4,618	1,605
Loans charged off	(2,492)	(397)
Recoveries	51	6

Ending balance	$16,923	$12,265

Impaired loans are as follows:

	September 30, 2009	December 31, 2008

Loans with allocated allowance for loan losses	$22,642	$10,061
Loans with no allocated allowance for loan losses	24,803	15,506

Total impaired loans	$47,445	$25,567

Amount of the allowance for loan losses allocated to impaired loans	$4,520	$2,705

Average of impaired loans during the period	$39,239	$22,944

Cash basis interest income received on impaired loans was approximately $998,000 and $1.1 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Interest income received on impaired loans was approximately $203,000 and $276,000 for the three-month periods ended September 30, 2009 and 2008, respectively.

Nonaccrual loans and loans past due 90 days or more delinquent, still on accrual are as follows:

	September 30, 2009	December 31, 2008

Nonaccrual loans	$40,038	$13,658
90 days or more delinquent, still accruing	1,475	2,673

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (continued)

The allowance for loan losses is a valuation allowance for probable incurred credit losses inherent in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available, or as later events occur or circumstances change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers nonclassified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full repayment under the loan terms is not expected. Multi-family, nonresidential real estate, construction, land, and commercial loans and leases are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Note 5 – Deposits

Deposits are as follows:

	September 30, 2009	December 31, 2008

Noninterest-bearing demand	$110,697	$109,056
Savings	96,372	94,802
Money market accounts	296,824	205,768
Interest-bearing NOW accounts	290,607	285,737
Certificates of deposit	417,338	374,492

	$1,211,838	$1,069,855

Interest expense on deposit accounts is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Savings	$125	$191	$372	$573
Money market accounts	976	1,186	3,454	4,016
Interest-bearing NOW accounts	466	1,045	1,689	4,161
Certificates of deposit	2,795	2,690	8,914	8,283

	$4,362	$5,112	$14,429	$17,033

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Values of Financial Instruments

US GAAP establishes a hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The statement describes three levels of inputs that may be used to measure fair value:

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

Real estate properties acquired in collection of a loan are initially recorded at fair value less cost to sell at acquisition, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in noninterest income as operations of real estate owned. Fair value is generally based on third party appraisals and internal estimates and is therefore considered a Level 3 valuation.

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

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009
Securities available-for-sale:
Municipal securities	$1,456	$—	$1,456	$—
Mortgage-backed securities	35,421	—	35,421	—
Collateralized mortgage obligations	69,819	—	69,819	—
SBA-guaranteed loan participation certificates	117	—	117	—
Equity securities	2,400	2,400	—	—

	$109,213	$2,400	$106,813	$—

December 31, 2008
Securities available-for-sale:
Certificate of deposit	$500	$—	$500	$—
Municipal securities	1,811		1,811
Mortgage-backed securities	41,976	—	41,976	—
Collateralized mortgage obligations	80,154	—	80,154	—
SBA-guaranteed loan participation certificates	125	—	125	—
Equity securities	353	353	—	—

	$124,919	$353	$124,566	$—

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009
Impaired loans	$22,642	$—	$—	$22,642
Real estate owned	45	—	—	45
Mortgage servicing rights	1,573	—	1,573	—

December 31, 2008
Impaired loans	$10,061	$—	$—	$10,061
Mortgage servicing rights	1,093	—	1,093	—

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Values of Financial Instruments (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $22.6 million, with a valuation allowance of $4.5 million at September 30, 2009, compared to a carrying amount of $22.5 million and a valuation allowance of $4.2 million at June 30, 2009, resulting in an increase in the provision for loan losses of $239,000 for the three months ended September 30, 2009.

During the three months ended September 30, 2009, a real estate owned property with a carrying value of $133,000 was written down to its fair value of $45,000, resulting in a charge to earnings of $88,000.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a carrying amount of $1.7 million at September 30, 2009, consisted of $1.3 million on fixed rate loans and $388,000 on adjustable rate loans, net of a valuation allowance of $147,000 on mortgage servicing rights of the fixed rate loans. A pre-tax charge of $80,000 on our mortgage servicing rights portfolio was included in net income for the three months ended September 30, 2009, compared to a pre-tax charge of $36,000 for the same period in 2008.

The carrying amount and estimated fair value of financial instruments is as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$101,898	$101,898	$29,329	$29,329
Securities	109,213	109,213	124,919	124,919
Loans held-for-sale	1,812	1,812	872	890
Loans receivable, net of allowance for loan losses	1,233,060	1,249,295	1,267,968	1,289,867
FHLBC stock	15,598	N/A	15,598	N/A
Accrued interest receivable	5,982	5,982	6,732	6,732
Financial liabilities
Non-interest-bearing demand deposits	$(110,697)	$(110,697)	$(109,056)	$(109,056)
Savings deposits	(96,372)	(96,372)	(94,802)	(94,802)
NOW and money market accounts	(587,431)	(587,431)	(491,505)	(491,505)
Certificates of deposit	(417,338)	(422,092)	(374,492)	(379,257)
Borrowings	(74,648)	(75,778)	(200,350)	(201,814)
Accrued interest payable	(551)	(551)	(745)	(745)

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

Note 7 – Other Comprehensive Income

Other comprehensive income components were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Unrealized holding (losses) gains on securities available- for-sale, net of tax	$1,104	$(14,971)	$2,678	$(16,366)

Less reclassification adjustment for gains recognized in income, net of tax	—	—	—	(835)

Less loss on impairment of securities available-for-sale net of tax	248	14,970	248	21,643

Change in other comprehensive income, net of tax	$1,352	$(1)	$2,926	$4,442

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which is codified as ASC 820, Fair Value Measurements and Disclosures. This Update provides amendments to Topic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of Topic 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this Update did not have a significant impact to the Company’s financial condition, results of operations or cash flows.

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

Overview

Business conditions reflected continued torpor in overall economic activity through the end of the third quarter of 2009. Additional reductions in employment and business activity have continued to adversely impact the national and local economies, contributing to higher levels of past due loan payments, further declines in real estate valuations and diminished interest in business investment.

We experienced modest growth during the third quarter in commercial leases, offset by declines in residential loans,

multifamily loans, construction loans and commercial real estate loans. In general, overall market conditions and the Bank’s highly selective underwriting resulted in reduced new and renewed loan activity. Commercial loan balances declined principally due to volatility in commercial line usage by a few larger customers.

The Bank’s deposit portfolio balance was essentially constant for the quarter as we sought to determine the equilibrium deposit pricing points necessary to achieve our targeted deposit growth. We reduced our balances of wholesale borrowings and wholesale deposits during the quarter.

Nonaccrual loans increased modestly during the third quarter, with an increase in one-to-four family loans offsetting some improvement in other loan categories. The reduction in certain non-accrual balances resulted principally from a combination of project sales, collateral dispositions and external refinances. We noted a slight increase in investor interest in acquiring collateral securing one-to-four family and multifamily investor real estate loans at somewhat reasonable price levels; no such trend indications arose for commercial real estate properties. In general, it appears residential and commercial property rental income and valuation trends will correlate on a delayed basis to the underlying declines in employment and business activity. In connection with these loans, and as a result of the Bank’s continued diligence in obtaining updated orderly liquidation collateral valuations on classified and non-accrual loans, the Bank increased its specific reserve allowance by $279,000. The Bank’s general valuation allowance model resulted in a decrease of $494,000 in required loan loss reserves due to a decline in the loan portfolio risk profile and balances, offset by net loans charged-off of $642,000 for the quarter.

Our net interest margin and net interest spread increased, despite a higher reserve for uncollected interest related to the increase in loans on non-accrual status. Net interest margins and spreads will continue to be influenced by a variety of factors outside of our control, including volatility in market interest rates and prospective loan and deposit balances.

Our non-interest income decreased slightly due to a decline in the performance of residential loan servicing rights and an increased impact from real estate owned operations. We expect non-interest income to show modest volatility during the remainder of 2009 as customer behavior and market conditions will dictate the relative changes in performance in this category.

Our non-interest expense remained well-contained for the third quarter of 2009. The ongoing effects of functional reviews and a continued focus on productivity continue to contribute gradual improvements to our efficiency. The results for the quarter included a $401,000 expense due to our determination that a portion of our remaining holdings of Freddie Mac preferred shares was other-than-temporarily impaired pursuant to applicable accounting guidance.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at September 30, 2009 and December 31, 2008, and in our income statement for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008.

	September 30, 2009	December 31, 2008	Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,574,440	$1,554,701	$19,739
Cash and cash equivalents	101,898	29,329	72,569
Securities available-for-sale, at fair value	109,213	124,919	(15,706)
Loans receivable, net	1,233,060	1,267,968	(34,908)
Deposits	1,211,838	1,069,855	141,983
Borrowings	74,648	200,350	(125,702)
Stockholders’ equity	266,294	266,791	(497)

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)
Selected Operating Data:

Interest income	$18,510	$18,749	$(239)	$56,129	$58,878	$(2,749)
Interest expense	4,838	5,983	(1,145)	16,074	19,857	(3,783)

Net interest income	13,672	12,766	906	40,055	39,021	1,034
Provision for loan losses	427	1,406	(979)	4,618	1,605	3,013

Net interest income after provision for loan losses	13,245	11,360	1,885	35,437	37,416	(1,979)
Noninterest income	1,511	1,968	(457)	4,619	8,195	(3,576)
Noninterest expense	12,432	37,345	(24,913)	38,185	73,826	(35,641)

Income (loss) before income taxes	2,324	(24,017)	26,341	1,871	(28,215)	30,086
Income tax expense (benefit)	973	1,065	(92)	1,013	(918)	1,931

Net income (loss)	$1,351	$(25,082)	$26,433	$858	$(27,297)	$28,155

Selected Financial Data (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Performance Ratios:

Return on assets (ratio of net income (loss) to average total assets) (1)	0.35%	(6.93)%	0.07%	(2.50)%
Return on equity (ratio of net income (loss) to average equity) (1)	2.02	(35.24)	0.43	(12.59)
Net interest rate spread (1) (2)	3.43	3.29	3.35	3.30
Net interest margin (1) (3)	3.74	3.80	3.70	3.87
Average equity to average assets	17.06	19.67	17.07	19.83
Efficiency ratio (4)	81.88	253.46	85.47	156.36
Noninterest expense to average total assets (1)	3.18	10.32	3.25	6.75
Average interest-earning assets to average interest-bearing liabilities	123.69	128.92	123.30	129.09

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

	At September 30, 2009	At December 31, 2008
Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets (1)	2.65%	0.94%
Nonaccrual loans to total loans	3.21	1.07
Allowance for loan losses to nonaccrual loans	42.27	107.97
Allowance for loan losses to total loans	1.36	1.15

Capital Ratios:
Equity to total assets at end of period	16.91	17.16
Tier 1 leverage ratio (Bank only)	12.25	12.08

Other Data:
Number of full service offices	18	18
Employees (full-time equivalent basis)	374	393

(1)	Nonperforming assets include nonaccrual loans and real estate owned

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets increased $19.7 million, or 1.27%, to $1.574 billion at September 30, 2009, from $1.555 billion at December 31, 2008, primarily due to a $72.6 million increase in net cash and cash equivalents to $101.9 million at September 30, 2009, from $29.3 million at December 31, 2008.

Net loans receivable decreased $34.9 million, or 2.8%, to $1.233 billion at September 30, 2009, compared to $1.268 billion at December 31, 2008. The decrease was due in substantial part to a net decrease in one-to-four-family residential mortgage loans, construction and land loans, nonresidential real estate loans and commercial loans, offset by a net increase in multifamily loans and commercial leases.

One-to-four family residential mortgage loans decreased $18.5 million, or 5.9%, primarily due to refinancings that were not replaced with new originations. Construction loans decreased $11.6 million, or 23.0%, primarily due to principal payments of $13.1 million resulting from project sales activities, which were partially offset by $4.1 million in draws on existing credit commitments. Nonresidential real estate loans decreased $18.2 million, or 5.3%, primarily due to $43.4 million in principal payments, which were partially offset by $12.5 million in draws on existing credit commitments. Commercial loans decreased by $18.1 million, or 19.5%, due in part to reduced health care receivables balances and in part to diminished line of credit usage by business customers. Multi-family mortgage loans increased $24.6 million, or 8.1%, and commercial leases increased $9.2 million, or 5.3%, due to increased originations in these targeted loan categories.

Net securities available-for-sale decreased by $15.7 million, or 12.6%, to $109.2 million at September 30, 2009, from $124.9 million at December 31, 2008, primarily due to principal reductions of $18.4 million.

We owned common stock of the FHLBC with a stated par value of $15.6 million at September 30, 2009 and December 31, 2008. The FHLBC has not declared any dividends on its common stock since the third quarter of 2007 due to the combined effect of the FHLBC’s financial condition and a cease and desist order that prohibits the FHLBC from declaring dividends without the prior approval of the Federal Housing Finance Agency. The cease and desist order imposes a similar prior approval requirement on the FHLBC’s repurchase or redemption of common stock from existing and withdrawn members, subject to certain exceptions that are not applicable to the shares of FHLBC common stock that we own. The FHLBC has stated in its recent public filings that it cannot predict when it will resume paying dividends or repurchasing or redeeming common shares that are subject to the restrictions imposed by the cease and desist order.

Deposits increased $142.0 million, or 13.3%, to $1.212 billion at September 30, 2009, from $1.070 billion at December 31, 2008, primarily due to increased money market account and certificate of deposit balances. Money market accounts increased $91.1 million, or 44.3%, to $296.8 million at September 30, 2009, from $205.8 million at December 31, 2008. Certificates of deposit increased $42.8 million, or 11.4%, to $417.3 million at September 30, 2009, from $374.5 million at December 31, 2008. Total core deposits (savings, money market, noninterest-bearing demand and interest-bearing NOW accounts) increased as a percentage of total deposits, representing 65.6% of total deposits at September 30, 2009, compared to 65.0% of total deposits at December 31, 2008. Borrowings decreased $125.7 million, or 62.7%, to $74.6 million at September 30, 2009, from $200.4 million at December 31, 2008, due to our reductions of outstanding FHLBC advances.

Total stockholders’ equity was $266.3 million at September 30, 2009, compared to $266.8 million at December 31, 2008. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 277,800 shares of our common stock during this nine month period at a total cost of $2.5 million, and our declaration and payment of cash dividends totaling $4.5 million. These items were partially offset by net income of $858,000 for the nine months ended September 30, 2009, a $2.9 million increase in accumulated other comprehensive income during that period, and a $2.0 million increase in additional paid in capital resulting from the vesting of stock-based compensation and ESOP shares earned. The unallocated shares of common stock that our ESOP owns were reflected as a $15.4 million reduction to stockholders’ equity at September 30, 2009, compared to a $16.1 million reduction to stockholders’ equity at December 31, 2008.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

Net Income (Loss). We recorded net income of $1.4 million for the three months ended September 30, 2009, compared to a net loss of $25.1 million for the three months ended September 30, 2008. Our income per basic and fully diluted share of common stock for the three months ended September 30, 2009 was $0.07, compared to a loss of $1.27 per basic and $1.26 per fully diluted share, respectively, for the three months ended September 30, 2008.

Net Interest Income. Net interest income increased by $906,000, or 7.1%, to $13.7 million for the three months ended September 30, 2009, from $12.8 million for the three months ended September 30, 2008. The increase in net interest income reflected a $1.1 million decrease in interest expense, the impact of which was partially offset by a $239,000 decrease in interest income. Our net interest rate spread increased by 14 basis points to 3.43% for the three months ended September 30, 2009, from 3.29% for the same period in 2008. Our net interest margin decreased by six basis points to 3.74% for the three months ended September 30, 2009, from 3.80% for the same period in 2008.

Interest income decreased $239,000, or 1.3%, to $18.5 million for the three months ended September 30, 2009, from $18.7 million for the three months ended September 30, 2008. The decrease in interest income was primarily due to a decline in the average yield on interest earning assets, which was partially offset by the impact of an increase in average interest earning assets. The average yield on interest-earning assets declined 52 basis points to 5.06% for the three months ended September 30, 2009, compared to 5.58% for the same period in 2008. Total average interest-earning assets increased $114.8 million, or 8.6%, to $1.452 billion for the three months ended September 30, 2009, from $1.337 billion for the same period in 2008. The increase in average interest earning assets was primarily due to a $43.8 million increase in average interest-bearing deposits in other financial institutions, and a $42.7 million, or 3.5%, increase in average loans receivable.

Interest income from loans, the most significant portion of interest income, decreased $695,000, or 3.9%, to $17.3 million for the three months ended September 30, 2009, from $18.0 million for the same period in 2008. The decrease in interest income on loans was due in substantial part to a 43 basis point decrease in the average yield on loans to 5.43% for the three months ended September 30, 2009, from 5.86% for the same period in 2008. The impact of the decrease in the average yield on loans on interest income from loans was partially offset by the impact of a $42.7 million, or 3.5%, increase in the average balance of loans receivable to $1.267 billion for the three months ended September 30, 2009, from $1.224 billion for the same period in 2008. The increase in the average balance of loans receivable reflected increases in the average balances of multi-family mortgage loans, nonresidential real estate loans and commercial leases of $27.5 million, $3.9 million and $37.2 million, respectively. These increases were partially offset by a $6.9 million decrease in the average balance of construction and land loans, and a $25.2 million decrease in the average balance of one-to-four family loans. Interest income from loans and the average yield on loans were also impacted by a net increase of $423,000 in the reserve for uncollected interest that we established for loans that were placed on nonaccrual status during the three months ended September 30, 2009.

Interest income from securities available-for-sale increased by $464,000, or 68.7%, to $1.1 million for the three months ended September 30, 2009, from $675,000 for the same period in 2008. The increase in interest income from securities available-for-sale was primarily due to an increase of $28.3 million, or 35.2%, in the average outstanding balance of securities available-for-sale to $108.8 million for the three months ended September 30, 2009, from $80.5 million for the same period in 2008, and a 81 basis point increase in the average yield on securities available-for-sale to 4.15% for the three months ended September 30, 2009, from 3.34% for the same period in 2008.

The FHLBC did not pay dividends on its common stock in 2009 or 2008.

Interest expense decreased $1.2 million, or 19.1%, to $4.8 million for the three months ended September 30, 2009, from $6.0 million for the three months ended September 30, 2008. The decrease in interest expense was due in part to a decrease in the weighted average interest rates that we paid on deposits, FHLBC advances and other borrowings. The weighted average interest rates on our average interest-bearing liabilities decreased by 66 basis points to 1.63% for the three months ended September 30, 2009, from 2.29% for the same period in 2008. The decrease in the weighted average interest rates on our average interest-bearing liabilities was partially offset by a $136.6 million, or 13.2%, increase in our average interest-bearing liabilities to $1.174 billion for the three months ended September 30, 2009, from $1.037 billion for the same period in 2008.

Interest expense on deposits decreased $750,000, or 14.7%, to $4.4 million for the three months ended September 30, 2009, from $5.1 million for the three months ended September 30, 2008. The decrease in interest expense on deposits reflected a 57 basis point decrease in the average rate that we paid on interest-bearing deposits to 1.58% for the three months ended September 30, 2009, from 2.15% for same period in 2008. The impact that the decrease in the average rate that we paid on interest-bearing deposits had on interest expense was partially offset by a $151.4 million, or 16.0%, increase in average interest-bearing deposits to $1.097 billion for the three months ended September 30, 2009, from $945.9 million for the same period in 2008.

Interest expense on money market accounts decreased $210,000, or 17.7%, to $976,000 for the three months ended September 30, 2009, from $1.2 million for the three months ended September 30, 2008. The decrease in interest expense on money market accounts reflected a 102 basis point decrease in the interest rate that we paid on money market accounts to 1.38%, from 2.40% for the same period in 2008. The impact that the decrease in the interest rate that we paid on money market accounts had on interest expense was partially offset by a $83.7 million, or 42.5%, increase in the average balance of money market accounts to $280.5 million for the three months ended September 30, 2009, from $196.8 million for the same period in 2008.

Interest expense on interest-bearing NOW account deposits decreased $597,000, or 55.4%, to $466,000 for the three months ended September 30, 2009, from $1.1 million for the three months ended September 30, 2008. The decrease in interest expense on interest-bearing NOW accounts reflected a 65 basis point decrease in the interest rates that we paid on interest-bearing NOW account deposits to 0.65% for the three months ended September 30, 2009, from 1.30% for the same period in 2008, and a decrease of $34.1 million, or 10.7%, in the average balance of interest-bearing NOW account deposits to $286.0 million for the three months ended September 30, 2009, from $320.1 million for the same period in 2008.

Interest expense on certificates of deposit increased $105,000, or 3.9%, to $2.8 million for the three months ended September 30, 2009, from $2.7 million for the three months ended September 30, 2008. The increase in interest expense on certificates of deposit was primarily due to an increase of $102.2 million, or 30.9%, in the average balance of certificates of deposit to $432.7 million for the three months ended September 30, 2009, from $330.5 million for the same period in 2008. The impact that the increase in the average balance of certificates of deposit had on interest expense was partially offset by a 68 basis point decrease in the interest rates paid on certificates of deposit to 2.56% for the three months ended September 30, 2009, from 3.24% for the same period in 2008.

Interest expense on borrowings decreased $395,000, or 45.4%, to $476,000 for the three months ended September 30, 2009, from $871,000 for the same period in 2008. The decrease was primarily due to a 133 basis point decrease in interest rates paid on borrowings to 2.46% for the three months ended September 30, 2009, from 3.79% for the same period in 2008, and a $14.8 million, or 16.2%, decrease of our average borrowings to $76.7 million for the three months ended September 30, 2009, from $91.5 million for the same period in 2008.

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

	For the three months ended September 30,
	2009			2008
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$1,267,148	$17,334	5.43%	$1,224,472	$18,029	5.86%
Securities available-for-sale	108,759	1,139	4.15	80,459	675	3.34
Stock in FHLB	15,598	—	—	15,598	—	—
Other	60,549	37	0.24	16,775	45	1.07

Total interest-earning assets	1,452,054	18,510	5.06	1,337,304	18,749	5.58

Noninterest-earning assets	114,073			110,195

Total assets	$1,566,127			$1,447,499

Interest-bearing liabilities:
Savings	$98,007	125	0.51	$98,448	191	0.77
Money market accounts	280,534	976	1.38	196,836	1,186	2.40
Interest-bearing NOW accounts	286,040	466	0.65	320,140	1,045	1.30
Certificates of deposit	432,704	2,795	2.56	330,468	2,690	3.24

Total deposits	1,097,285	4,362	1.58	945,892	5,112	2.15
Borrowings	76,685	476	2.46	91,452	871	3.79

Total interest-bearing liabilities	1,173,970	4,838	1.63	1,037,344	5,983	2.29

Noninterest-bearing deposits	104,931			104,433
Other liabilities	20,060			21,027

Total liabilities	1,298,961			1,162,804
Equity	267,166			284,695

Total liabilities and equity	$1,566,127			$1,447,499

Net interest income		$13,672			$12,766

Net interest rate spread (2)			3.43%			3.29%
Net interest-earning assets (3)	$278,084			$299,960

Net interest margin (4)			3.74%			3.80%
Ratio of interest-earning assets to interest-bearing liabilities	123.69%			128.92%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $427,000 for the three months ended September 30, 2009, compared to $1.4 million for the three months ended September 30, 2008. The provision for loan losses reflects the combined impact of a $279,000 increase in the portion of the allowance for loan losses that we allocate to impaired loans and $642,000 in net charge offs, offset by a $494,000 decrease of the general portion of the allowance for loan losses. The increase in the allocated portion of the allowance for loan losses was due in substantial part to our continued diligence in obtaining orderly liquidation collateral valuations on all classified and nonaccrual loans. The decrease in the general portion of the allowance for loan losses was due to a decline in the risk profile and balances in our loan portfolio.

Nonperforming assets are as follows:

	September 30, 2009	June 30, 2009	Change
	(Dollars in thousands)

Nonperforming assets:
Nonaccrual loans	$40,038	$38,826	$1,212
Real estate owned	1,756	978	778

Nonperforming assets	$41,794	$39,804	$1,990

Nonperforming loans increased by $1.2 million, to $40.0 million at September 30, 2009, from $38.8 million at June 30, 2009. The increase was primarily attributable to a $4.3 million increase in nonperforming residential loans, of which $2.8 million relates to a single borrower who owns multiple one-to-four family investment properties. This increase was partially offset by declines in nonperforming loans in other loan categories and private sale dispositions of previously-classified assets. The ratio of nonperforming loans to total loans was 3.21% at September 30, 2009, compared to 3.02% at June 30, 2009. Collection and resolution efforts continue to be a priority, and future decisions may include the non-renewal of certain loans and potential cessation of borrower relationships where the progress toward resolution is unsatisfactory.

Our allowance for loan losses totaled $16.9 million, or 1.36% of total loans, at September 30, 2009, compared to $17.1 million, or 1.34% of total loans, at June 30, 2009. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 42.3% of nonperforming loans at September 30, 2009, and 44.1% of nonperforming loans at June 30, 2009. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income decreased $457,000, or 23.2%, to $1.5 million for the three months ended September 30, 2009, from $2.0 million for the same three-month period in 2008. Deposit service charges and fees decreased $85,000, or 8.6%, to $904,000, from $989,000 for the same period in 2008. Other fee income decreased $91,000, or 17.1%, to $442,000, from $533,000 for the same period in 2008. Income from insurance commissions and annuities increased by $35,000, or 22.2%, to $193,000, from $158,000 for the same period in 2008. Gains on sales of loans were $88,000 compared to no gains recorded for the same period in 2008. Mortgage servicing rights amortization expense increased $19,000, or 22.3%, to $102,000, from $83,000 for the same period in 2008. We also recorded an $80,000 reserve on our mortgage servicing rights for the three months ended September 30, 2009 due to a decline in the prepayment speeds, compared to the $36,000 mortgage servicing rights reserve that we recorded for the same period in 2008. Net expense from real estate owned increased $10,000, or 7.2%, to $149,000, compared to $139,000 for the same period in 2008. Net expense from real estate owned for each quarter included $117,000 in write-downs or losses on real estate owned. Bank-owned life insurance income was $12,000, compared to $153,000 for the same period in 2008, due to a conservative investment strategy that temporarily reduced the yield on the policy’s investable assets. Other income decreased $154,000, or 75.9%, to $49,000, from $203,000 for the same period in 2008. The decrease was due in substantial part to change in the Company’s investment in pooled low income housing funds.

The following table summarizes noninterest income for the three-month periods ended September 30, 2009 and 2008:

	Three months ended September 30,
	2009	2008	Change
	(Dollars in thousands)

Noninterest income:
Deposit service charges and fees	$904	$989	$(85)
Other fee income	442	533	(91)
Insurance commissions and annuities income	193	158	35
Gain on sale of loans, net	88	—	88
Loss on disposition of premises and equipment, net	(1)	—	(1)
Loan servicing fees	155	190	(35)
Amortization and impairment of servicing assets	(182)	(119)	(63)
Operations of real estate owned	(149)	(139)	(10)
Bank Owned Life Insurance income	12	153	(141)
Other	49	203	(154)

Total noninterest income	$1,511	$1,968	$(457)

Noninterest Expense. Our noninterest expense was $12.4 million for the three months ended September 30, 2009, compared to $37.3 million for the three months ended September 30, 2008, a decrease of $24.9 million. The primary reason for the decrease in noninterest expense was a $24.8 million pre-tax impairment loss that we recorded against our shares of Freddie Mac preferred stocks in the three months ended September 30, 2008, compared to the $401,000 impairment loss that we recorded against these securities for the same period in 2009. Compensation and benefits expense decreased $596,000, or 7.9%, to $6.9 million, from $7.5 million for the same period in 2008. Expense relating to equity-based compensation and benefits decreased to $691,000, from $1.4 million during the same period in 2008. Office occupancy and equipment expense increased $86,000, or 5.8%, to $1.6 million, compared to $1.5 million for the same period in 2008, primarily due to expenses associated with the establishment of two new fully automated Express Branch facilities. Information technology costs decreased $115,000, or 11.9%, to $848,000, from $963,000 for the same period in 2008. Prior year results included expenses for increased system maintenance costs and software upgrades. Other general and administrative expenses decreased $76,000, or 6.9%, to $1.0 million, from $1.1 million for the same period in 2008. These expense reductions were partially offset by an increase in our expense for Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums to $499,000 during the three months ended September 30, 2009, compared to $48,000 during the same period of 2008. The increase in our expense for FDIC deposit insurance premiums was due to the full utilization of our FDIC credits combined with a substantial increase in the FDIC’s assessment rate.

The following table summarizes noninterest expense for the three-month periods ended September 30, 2009 and 2008:

	Three months ended September 30,
	2009	2008	Change
	(Dollars in thousands)

Noninterest Expense:
Compensation and benefits	$6,948	$7,544	$(596)
Office occupancy and equipment	1,567	1,481	86
Advertising and public relations	239	373	(134)
Information technology	848	963	(115)
Supplies, telephone and postage	483	545	(62)
Amortization of intangibles	422	446	(24)
Loss on impairment of securities	401	24,844	(24,443)
FDIC insurance premiums	499	48	451
Other	1,025	1,101	(76)

Total noninterest expense	$12,432	$37,345	$(24,913)

Income Tax Expense. We recorded income tax expense of $973,000 for the three months ended September 30, 2009, compared to $1.1 million for the same period in 2008.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

Net Income (Loss). We had a net income of $858,000 for the nine months ended September 30, 2009, compared to a net loss of $27.3 million for the nine months ended September 30, 2008. Our income per basic and fully diluted share of common stock for the nine months ended September 30, 2009 were $0.04 compared to a loss of $1.38 per basic and $1.37 per fully diluted share, respectively, for the nine-months ended September 30, 2008.

Net Interest Income. Net interest income increased by $1.0 million, or 2.7%, to $40.1 million for the nine months ended September 30, 2009, from $39.0 million for the nine months ended September 30, 2008. The increase in net interest income reflected a $3.8 million decrease in interest expense, which was partially offset by a $2.8 million decrease in interest income. Our net interest rate spread increased by five basis points to 3.35% for the nine months ended September 30, 2009, from 3.30% for the same period in 2008. Our net interest margin decreased by 17 basis points to 3.70% for the nine months ended September 30, 2009, from 3.87% for the same period in 2008.

Interest income decreased $2.7 million, or 4.7%, to $56.1 million for the nine months ended September 30, 2009, from $58.9 million for the nine months ended September 30, 2008. The decrease in interest income was primarily due to a decline in the average yield on interest earning assets, which was partially offset by the impact of an increase in average interest earning assets. The average yield on interest-earning assets declined 66 basis points to 5.18% for the nine months ended September 30, 2009, compared to 5.84% for the same period in 2008. Total average interest-earning assets increased $101.7 million, or 7.6%, to $1.449 billion for the nine months ended September 30, 2009, from $1.347 billion for the same period in 2008. The increase in average interest earning assets was due in substantial part to a $41.3 million, or 3.3%, increase in average loans receivable, and an increase of $32.2 million, or 38.6%, in average securities available-for-sale and a $28.1 million increase in average interest-bearing deposits in other financial institutions.

Interest income from loans, the most significant portion of interest income, decreased $3.6 million, or 6.4%, to $52.3 million for the nine months ended September 30, 2009, from $55.9 million for the same period in 2008. The decrease in interest income on loans was due in substantial part to a 56 basis point decrease in the average yield on loans to 5.47% for the nine months ended September 30, 2009, from 6.03% for the same period in 2008. The impact of the decrease in the average yield on loans on interest income from loans was partially offset by the impact of a $41.3 million, or 3.3%, increase in average balance of loans receivable to $1.280 billion for the nine months ended September 30, 2009, from $1.238 billion for the same period in 2008. The increase in average balance of loans receivable reflected increases in the average balances of multi-family mortgage loans, nonresidential real estate loans and commercial leases of $19.4 million, $15.8 million, and $34.0 million, respectively. These increases were partially offset by a $12.1 million decrease in the average balance of construction and land loans, and a $20.2 million decrease in the average balance of one-to-four family loans. Interest income from loans and the average yield on loans were also impacted by a net increase of $816,000 in the reserve for uncollected interest that we established for loans that were placed on nonaccrual status during the nine months ended September 30, 2009.

Interest income from securities available-for-sale increased by $897,000, or 31.8%, to $3.7 million for the nine months ended September 30, 2009, from $2.8 million for the same period in 2008. The increase in interest income from securities available-for-sale was primarily due to an increase of $32.2 million, or 38.6%, in the average outstanding balance of securities available-for-sale to $115.8 million for the nine months ended September 30, 2009, from $83.6 million for the same period in 2008. The increase in the average outstanding balance of securities available-for-sale was partially offset by a 22 basis point decrease in the average yield on securities available-for-sale to 4.29% for the nine months ended September 30, 2009 from 4.51% for the same period in 2008.

The FHLBC did not pay dividends on its common stock in 2009 or 2008.

Interest expense decreased $3.8 million, or 19.1%, to $16.1 million for the nine months ended September 30, 2009, from $19.9 million for the nine months ended September 30, 2008. The decrease in interest expense was due in part to a decrease in the weighted average interest rates that we paid on deposits, FHLBC advances and other borrowings. The weighted average interest rates on our average interest-bearing liabilities decreased by 71 basis points to 1.83% for the nine months ended September 30, 2009, from 2.54% for the same period in 2008. The decrease in the weighted average interest rates on our average interest-bearing liabilities was partially offset by a $131.5 million, or 12.6%, increase in our average interest-bearing liabilities to $1.175 billion for the nine months ended September 30, 2009, from $1.044 billion for the same period in 2008.

Interest expense on deposits decreased $2.6 million, or 15.3%, to $14.4 million for the nine months ended September 30, 2009, from $17.0 million for the nine months ended September 30, 2008. The decrease in interest expense on deposits reflected a 58 basis point decrease in the average rate that we paid on interest-bearing deposits to 1.82% for the nine months ended September 30, 2009, from 2.40% for same period in 2008. The decrease in the average rate that we paid on interest-bearing deposits had on interest expense was partially offset by a $112.7 million, or 11.9%, increase in average interest-bearing deposits to $1.062 billion for the nine months ended September 30, 2009, from $949.2 million for the same period in 2008.

Interest expense on money market accounts decreased $562,000, or 14.0%, to $3.5 million for the nine months ended September 30, 2009, from $4.0 million for the nine months ended September 30, 2008. The decrease in interest expense on money market accounts reflected a 72 basis point decrease in the interest rate that we paid on these deposits to 1.79%, from 2.51% for the same period in 2008. The impact that the decrease in the interest rate that we paid on money market accounts had on interest expense was partially offset by a $43.6 million, or 20.4%, increase in the average balance of money market accounts to $257.3 million for the nine months ended September 30, 2009, from $213.7 million for the same period in 2008.

Interest expense on interest-bearing NOW account deposits decreased $2.5 million, or 59.4%, to $1.7 million for the nine months ended September 30, 2009, from $4.2 million for the nine months ended September 30, 2008. The decrease in interest expense on interest-bearing NOW accounts reflected a 93 basis point decrease in the interest rates that we paid on interest-bearing NOW account deposits to 0.80% for the nine months ended September 30, 2009, from 1.73% for the same period in 2008, and a decrease of $40.2 million, or 12.5%, in the average balance of interest-bearing NOW account deposits to $280.1 million for the nine months ended September 30, 2009, from $320.9 million for the same period in 2008.

Interest expense on certificates of deposit increased $631,000, or 7.6%, to $8.9 million for the nine months ended September 30, 2009, from $8.3 million for the nine months ended September 30, 2008. The increase in interest expense on certificates of deposit was primarily due to an increase of $110.9 million, or 35.2%, in the average balance of certificates of deposit to $426.2 million for the nine months ended September 30, 2009, from $315.2 million for the same period in 2008. The impact that the increase in the average balance of certificates of deposit had on interest expense was partially offset by a 71 basis point decrease in the interest rates paid on certificates of deposit to 2.80% for the nine months ended September 30, 2009, from 3.51% for the same period in 2008.

Interest expense on borrowings decreased $1.2 million, or 41.7%, to $1.6 million for the nine months ended September 30, 2009, from $2.8 million for the same period in 2008. The decrease was primarily due to a 205 basis point decrease in interest rates paid on borrowings to 1.94% for the nine months ended September 30, 2009, from 3.99% for the same period in 2008. The decrease in interest rates on borrowings was partially offset by $18.8 million, or 19.9%, increase of our average borrowings to $113.3 million for the nine months ended September 30, 2009, from $94.5 million for the same period in 2008. The decrease in the interest rate on borrowings was primarily attributable to declines in overnight market interest rates and other balance sheet restructuring activities.

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

	For the nine months ended September 30,
	2009			2008
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$1,279,591	$52,345	5.47%	$1,238,263	$55,940	6.03%
Securities available-for-sale	115,848	3,719	4.29	83,605	2,822	4.51
Stock in FHLB	15,598	—	—	15,598	—	—
Other	37,994	65	0.23	9,853	116	1.57

Total interest-earning assets	1,449,031	56,129	5.18	1,347,319	58,878	5.84

Noninterest-earning assets	115,926			110,344

Total assets	$1,564,957			$1,457,663

Interest-bearing liabilities:
Savings	$97,633	372	0.51	$99,265	573	0.77
Money market accounts	257,313	3,454	1.79	213,735	4,016	2.51
Interest-bearing NOW accounts	280,773	1,689	0.80	320,949	4,161	1.73
Certificates of deposit	426,176	8,914	2.80	315,231	8,283	3.51

Total deposits	1,061,895	14,429	1.82	949,180	17,033	2.40
Borrowings	113,305	1,645	1.94	94,514	2,824	3.99

Total interest-bearing liabilities	1,175,200	16,074	1.83	1,043,694	19,857	2.54

Noninterest-bearing deposits	104,609			105,505
Other liabilities	17,963			19,481

Total liabilities	1,297,772			1,168,680
Equity	267,185			288,983

Total liabilities and equity	$1,564,957			$1,457,663

Net interest income		$40,055			$39,021

Net interest rate spread (2)			3.35%			3.30%
Net interest-earning assets (3)	$273,831			$303,625

Net interest margin (4)			3.70%			3.87%
Ratio of interest-earning assets to interest-bearing liabilities	123.30%			129.09%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $4.6 million for the nine months ended September 30, 2009, compared to $1.6 million for the nine months ended September 30, 2008. The provision for loan losses also reflects the combined impact of a $1.8 million increase in the portion of the allowance for loan losses that we allocate to impaired loans, a $363,000 increase of the general portion of the allowance for loan losses, and $2.4 million in charge-offs. Of the $2.4 million in charge-offs, $1.4 million related to the resolution of loans to a deceased construction borrower, with the remainder relating to various loans that were resolved during the nine-months ended September 30, 2009. The increase in the allocated portion of the allowance for loan losses was due in substantial part to our continued diligence in obtaining orderly liquidation collateral valuations on all classified and nonaccrual loans. The increase in the general portion of the allowance for loan losses was due to a deterioration in national and local economic risk factors as measured by our general portion of loan loss reserve model, offset substantially by the decrease in the risk profile and balances of the loan portfolio balances.

Nonperforming assets are as follows:

	September 30, 2009	December 31, 2008	Change
	(Dollars in thousands)

Nonperforming assets:
Nonaccrual loans	$40,038	$13,658	$26,380
Real estate owned	1,756	955	801

Nonperforming assets	$41,794	$14,613	$27,181

Nonperforming loans increased by $26.4 million, to $40.0 million at September 30, 2009, from $13.7 million at December 31, 2008. Of this $26.4 million increase, $6.1 million involved multifamily loans secured by mortgages and assignments of rents on Chicago area apartment buildings, primarily because of the borrowers’ use of rental income for purposes other than debt service, and the delays that are inherent in enforcing an assignment of rents in an Illinois court. Unlike some states, Illinois law requires a lender to initiate foreclosure proceedings and have a receiver appointed before the lender can start collecting rental income under an assignment of rents. Due to congestion in the courts, this is becoming an increasingly lengthy process. The remaining increase in loans on non-accrual status was generally related to overall economic conditions. Residential loans on non-accrual status increased by $7.0 million due to general economic conditions and the delays inherent in the mortgage foreclosure process. Commercial real estate loans on non-accrual status increased by $6.2 million, principally related to tenant losses or slow rental payments by tenants. Construction, development and land loans on non-accrual status increased by $5.9 million, as borrowers exhausted their available resources for debt service and project sales slowed due to market conditions. Commercial loans on non-accrual status increased by $1.2 million primarily due to the decision of a commercial borrower to cease operations and liquidate its assets, slightly offset by charge-offs of previously-classified loans. The ratio of nonperforming loans to total loans was 3.21% at September 30, 2009, compared to 1.07% at December 31, 2008. Collection and resolution efforts continue to be a priority, and future decisions may include the non-renewal of certain loans and potential cessation of borrower relationships where the progress toward resolution is unsatisfactory.

Our allowance for loan losses totaled $16.9 million, or 1.36% of total loans, at September 30, 2009, compared to $14.7 million, or 1.15% of total loans, at December 31, 2008. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 42.3% of nonperforming loans at September 30, 2009, and 108.0% of nonperforming loans at December 31, 2008. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income decreased $3.6 million, or 43.6%, to $4.6 million for the nine months ended September 30, 2009, from $8.2 million for the same nine-month period in 2008. Noninterest income for the nine months ended September 30, 2008 included $2.6 million in pre-tax gains relating to the redeemed and unredeemed shares of Visa, Inc. Class B common stock that were allocated to us in the initial public offering that Visa, Inc. conducted in March of 2008. There were no such gains in 2009. Deposit service charges and fees decreased $157,000, or 5.9%, to $2.5 million, from $2.7 million for the same period in 2008. Other fee income decreased $229,000, or 14.4%, to $1.4 million, compared to $1.6 million for the same period in 2008. Income from insurance commissions and annuities decreased by $125,000, or 20.6%, to $481,000, from $606,000 for the same period in 2008. Gains on sales of loans increased by $439,000 to $524,000, from $85,000 for the same period in 2008. Mortgage servicing rights amortization expense increased $63,000, or 19.1%, to $392,000, from $329,000 for the same period in 2008. We recorded a reserve of $37,000 on our mortgage servicing rights compared to a $279,000 mortgage servicing rights reserve that we recorded for the same period in 2008. Net expense from real estate owned was $485,000, compared to $313,000 for the same period in 2008. Net expense from real estate owned for the current nine month period included $238,000 in write-downs or losses on real estate owned, compared to $252,000 in 2008. Bank-owned life insurance produced a loss of $80,000, compared to income of $557,000 for the same period in 2008, due to a conservative investment strategy that temporarily reduced the yield on the policy’s investable assets. Other income decreased $450,000, or 63.2%, to $262,000, from $712,000 for the same period in 2008, primarily due to the decrease in title insurance agency services income that resulted from the sale of that business on March 15, 2008.

The following table summarizes noninterest income for the nine-month periods ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009	2008	Change
	(Dollars in thousands)

Noninterest income:
Deposit service charges and fees	$2,494	$2,651	$(157)
Other fee income	1,366	1,595	(229)
Insurance commissions and annuities income	481	606	(125)
Gain on sale of loans, net	524	85	439
Gain on sale of securities	—	1,385	(1,385)
Gain on unredeemed VISA stock	—	1,240	(1,240)
Loss on disposition of premises and equipment, net	(5)	(302)	297
Loan servicing fees	491	587	(96)
Amortization and impairment of servicing assets	(429)	(608)	179
Operations of real estate owned	(485)	(313)	(172)
Bank Owned Life Insurance income (loss)	(80)	557	(637)
Other	262	712	(450)

Total noninterest income	$4,619	$8,195	$(3,576)

Noninterest Expense. Our noninterest expense was $38.2 million for the nine months ended September 30, 2009, compared to $73.8 million for the nine months ended September 30, 2008, a decrease of $35.6 million. The primary reason for the decrease in noninterest expense was a $35.9 million pre-tax impairment loss that we recorded against our shares of Freddie Mac preferred stocks in the nine months ended September 30, 2008, compared to the $401,000 pre-tax impairment loss that we recorded against these securities for the same period of 2009. Compensation and benefits expense decreased to $21.8 million, from $23.3 million for the same period in 2008. Expense relating to equity-based compensation and benefits decreased to $2.7 million, from $4.1 million during the same period of 2008. Excluding equity-based compensation and benefits, our compensation and benefits expense for the nine months ended September 30, 2009 decreased by $88,000, or 0.5%, primarily due to the decrease in full-time equivalent employees that resulted from the implementation of functional staffing reviews and the sale of our title insurance agency business. Advertising and public relations expense increased $76,000 to $922,000, compared to $846,000 for the nine months ended September 30, 2008, primarily due to increased deposit marketing efforts.

Information technology costs increased $65,000, or 2.5%, to $2.7 million. Other general and administrative expenses decreased $128,000, or 4.1%, to $3.0 million for the periods ended September 30, 2009, from $3.2 million for the nine months ended September 30, 2008. These expense reductions were partially offset by an increase in our expense for FDIC deposit insurance premiums to $1.8 million during the nine months ended September 30, 2009, compared to $112,000 during the same period of 2008. The increase in our expense for FDIC deposit insurance premiums was due to the full utilization of our FDIC credits combined with a substantial increase in the FDIC’s assessment rate and the FDIC imposed special premium on all depository institutions based on assets as of June 30, 2009.

The following table summarizes noninterest expense for the nine-month periods ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009	2008	Change
	(Dollars in thousands)

Noninterest Expense:
Compensation and benefits	$21,761	$23,270	$(1,509)
Office occupancy and equipment	5,000	5,010	(10)
Advertising and public relations	922	846	76
Information technology	2,722	2,657	65
Supplies, telephone and postage	1,366	1,564	(198)
Amortization of intangibles	1,273	1,344	(71)
Loss on impairment of securities	401	35,919	(35,518)
FDIC insurance premiums	1,764	112	1,652
Other	2,976	3,104	(128)

Total noninterest expense	$38,185	$73,826	$(35,641)

Income Tax Expense (Benefit). We recorded income tax expense of $1.0 million for the nine months ended September 30, 2009, compared to an income tax benefit of $918,000 for the same period in 2008.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the FHLBC, which provides an additional source of short-term and long-term funding. Outstanding borrowings from the FHLBC were $76.7 million at September 30, 2009, at a weighted average interest rate of 2.46%. A total of $47.3 million of these borrowings will mature in less than one year. Outstanding FHLBC borrowings were $188.9 million at December 31, 2008.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $24.8 million in cash and cash equivalents as of September 30, 2009 and the receipt of cash dividends from our subsidiary, the Bank, which are subject to prior regulatory approval.

As of September 30, 2009, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2009, we had no other material commitments for capital expenditures.

Capital Resources. Stockholders’ equity totaled $266.3 million at September 30, 2009, compared to $266.8 million at December 31, 2008. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 277,800 shares of our common stock at a total cost of $2.5 million, our declaration and payment of cash dividends totaling $4.5 million. These items were partially offset by net income of $858,000 for the nine months ended September 30, 2009, a $2.9 million increase in accumulated other comprehensive income during that period, and a $2.0 million increase in additional paid in capital resulting from the vesting of stock-based compensation and ESOP shares earned.

As of September 30, 2009, the Company had repurchased 3,882,723 shares of its common stock out of the 5,047,423 shares that have been authorized for repurchase by the Company’s Board of Directors. As previously disclosed, the authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization will be utilized at management’s discretion, subject to the guidelines set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The authorization may be suspended, terminated or modified at any time prior to November 16, 2009 for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed relevant. These factors will also affect the timing and amount of share repurchases. For additional information, see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. (c) Repurchases of Equity Securities.”

At September 30, 2009, the actual regulatory capital ratios and minimum required regulatory ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions

September 30, 2009
Total capital (to risk- weighted assets)	15.98%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	15.00	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.25	4.00	5.00

December 31, 2008
Total capital (to risk- weighted assets)	14.69%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	13.79	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.08	4.00	5.00

As of September 30, 2009 and December 31, 2008, the Office of Thrift Supervision categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s category.

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

Quantitative Analysis. The following table sets forth, as of September 30, 2009, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the US Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates	Estimated Increase in NPV		Decrease in Estimated Net Interest Income
(basis points)	Amount	Percent	Amount	Percent
	(dollars in thousands)		(dollars in thousands)
+400	$10,507	4.62%	$(2,375)	(4.24)%
+300	7,709	3.39	(1,583)	(2.83)
+200	5,563	2.45	(921)	(1.65)
+100	2,106	0.93	(479)	(0.86)
0	—	—	—	—

The Company has opted not to include an estimate for a decrease in rates at September 30, 2009 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at September 30, 2009, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 2.45% increase in NPV and a $921,000 decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Equity Securities.

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the third quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
July 1, 2009 through July 31, 2009	—	$—	—	1,164,700
August 1, 2009 through August 31, 2009	—	—	—	1,164,700
September 1, 2009 through September 30, 2009	—	—	—	1,164,700

Total	—	—	—

(1)	Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. In accordance with this authorization, we had repurchased 3,882,723 shares of our common stock as of September 30, 2009. The current share repurchase authorization will expire on November 16, 2009, unless extended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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
Date: October 27, 2009

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