Form 10-K
period 2009-12-31
BankFinancial CORP
filed 2010-03-08
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2009, determined using a per share closing price on that date of $8.86, as quoted on The Nasdaq Stock Market, was $181.2 million.

At March 5, 2010, there were 21,416,377 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K contains, and other periodic and current reports and press releases of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for the purpose of invoking these safe harbor provisions. Forward-looking statements are based on certain assumptions or describe our future plans, strategies and expectations, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, and actual results or effects may differ from those predicted. Factors that could have a material adverse effect on operations and could affect management’s outlook or our future prospects include, but are not limited to: higher than expected overhead, infrastructure and compliance costs, changes in market interest rates, changes in the yield curve, balance sheet shrinkage or less than anticipated balance sheet growth, lack of demand for loan products, illiquidity and changes in financial markets, including the market for mortgage backed securities and other debt obligations, declining demand for real estate and real estate valuations, increasing unemployment levels, deposit flows, pricing, underwriting and other forms of competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, adverse economic conditions that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans, the quality or composition of our loan or investment portfolios, demand for financial services and multi-family, commercial and residential real estate loans in our market areas, the possible dilutive effect of potential acquisitions or de novo branches, if any, changes in accounting principles, policies and guidelines, increased costs of federal deposit insurance, and future adverse developments concerning the Federal Home Loan Bank of Chicago. These risks and uncertainties, as well as the Risk Factors set forth in Item 1A below, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

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

BankFinancial, F.S.B.

The Bank is a full-service, community-oriented savings bank principally engaged in the business of commercial, family and personal banking, and offers our customers a broad range of loan, deposit, and other financial products and services through 18 full-service banking offices and three Express Branch facilities located in Cook, DuPage, Lake and Will Counties, Illinois, and through our Internet Branch, www.bankfinancial.com.

The Bank’s primary business is making loans and accepting deposits. The Bank also offers our customers a variety of financial products and services that are related or ancillary to loans and deposits, including cash management, funds transfers, bill payment and other online banking transactions, automated teller machines, safe deposit boxes, wealth management, and general insurance agency services.

The Bank’s primary lending area consists of the counties where our branch offices are located, and contiguous counties in the State of Illinois. We derive the most significant portion of our revenues from these geographic areas. Through our Wholesale Commercial Lending and National Commercial Leasing Departments, we also engage in multi-family lending activities in selected metropolitan areas outside our primary lending area and in commercial leasing activities on a nationwide basis. The Bank’s primary market for deposits is concentrated around the areas where our full-service banking offices and Express Branch facilities are located.

Lending Activities

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which represent 76.4% of our loan portfolio. At December 31, 2009, $329.2 million, or 26.7%, of our total loan portfolio consisted of multi-family mortgage loans; $316.6 million, or 25.6%, of our total loan portfolio consisted of nonresidential real estate loans; $88.1 million, or 7.1%, of our total loan portfolio consisted of commercial loans; $176.8 million, or 14.3%, of our total loan portfolio consisted of commercial leases; and $32.6 million, or 2.6%, of our total loan portfolio consisted of construction and land loans. $289.6 million, or 23.4%, of our total loan portfolio consisted of one-to-four family residential mortgage loans (of which $81.1 million, or 6.6%, were loans to investors in non-owner-occupied single-family homes), including home equity loans and lines of credit and other second mortgage loans.

Deposit Activities

Our deposit accounts consist principally of savings accounts, NOW accounts, checking accounts, money market accounts, certificates of deposit, and IRAs and other qualified plan accounts. We provide commercial checking accounts and related services such as cash management. We also provide low-cost checking account services. We rely on our favorable locations, customer service, competitive pricing, our Internet Branch and related deposit services such as cash management to attract and retain deposit accounts.

At December 31, 2009, our deposits totaled $1.233 billion. Interest-bearing deposits totaled $1.125 billion and noninterest-bearing demand deposits totaled $108.3 million, which included $4.9 million in internal checking accounts such as bank cashier checks and money orders. Savings, money market and NOW account deposits totaled $721.5 million, and certificates of deposit totaled $403.6 million, of which $327.6 million had maturities of one year or less.

Related Products and Services

The Bank’s Wealth Management Group provides investment, financial planning and other wealth management services to our customers through arrangements with a third-party broker-dealer. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc. (“Financial Assurance”), sells life insurance, fixed annuities, property and casualty insurance and other insurance products on an agency basis. On March 15, 2008, Financial Assurance completed the sale of its title insurance agency business to a newly formed, third-party title insurance agency. The sale of the title insurance agency business does not affect the Bank’s other insurance businesses. During the year ended December 31, 2009, Financial Assurance Services reported net income of $184,000, and had five full-time employees. The Bank’s other wholly-owned subsidiary, BF Asset Recovery Corporation, is in the business of holding title to and selling certain Bank-owned multi-family and commercial real estate, and reported a loss of $551,000 for the year ended December 31, 2009.

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

Competition

We face significant competition in both originating loans and attracting deposits. The Chicago metropolitan area and some other areas in which we operate have a high concentration of financial institutions, many of which are significantly larger institutions that have greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans and leases comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by emphasizing personalized service and efficient decision-making tailored to individual needs. In addition, we reward long-standing relationships with preferred rates and terms on deposit products based on existing and prospective lending business. We do not rely on any individual, group or entity for a material portion of our loans or our deposits.

Employees

At December 31, 2009, we had 358 full-time employees and 27 part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

Supervision and Regulation

General

As a federally chartered savings bank, the Bank is regulated and supervised primarily by the Office of Thrift Supervision (“OTS”). The Bank is also subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) in more limited circumstances because the Bank’s deposits are insured by the FDIC. This regulatory and supervisory structure establishes a comprehensive framework of activities in which a financial institution may engage, and is intended primarily for the protection of the FDIC’s deposit insurance funds, depositors and the banking system. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the OTS critiques the financial institution’s operations in a report of examination and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public.

The Bank is a member of, and owns stock in, the Federal Home Loan Bank of Chicago (“FHLBC”), which is one of the 12 regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System with regard to reserves it must maintain against deposits and other matters. The OTS examines the Bank and prepares reports for the consideration of its Board of Directors on any identified operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts, the form and content of the Bank’s loan documents and compliance with consumer and banking laws.

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

Proposed Regulatory Changes

In response to the recent financial crisis, the U.S. Senate and House of Representatives and the Executive Branch of the U.S. government are considering numerous proposals relating to long-term regulatory reform of the U.S. banking system and financial markets. Among other things, legislation has been introduced that would implement sweeping changes to the current bank regulatory structure described in this section, including the elimination of the OTS and the consolidation of its supervisory and regulatory authority into one or more new or different regulatory agencies. Some of these proposals would impose stricter capital and prudential standards, reporting, disclosure, operational and compliance requirements on financial institutions. Accordingly, it is possible that there will be significant changes to the manner and method in which the Company and the Bank will be regulated in the future.

Federal Banking Regulation

Business Activities. As a federal savings bank, the Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business and consumer loans, certain types of securities and certain other loans and assets. Specifically, the Bank may originate, invest in, sell, or purchase unlimited loans on the security of residential real estate, while loans on nonresidential real property generally may not exceed, in the aggregate, 400% of the Bank’s total capital. In addition, secured and unsecured commercial loans and certain types of commercial personal property leases may not exceed 20% of the Bank’s assets; however, amounts in excess of 10% of assets may only be used for small business loans. Further, the Bank may generally invest up to 35% of its assets in consumer loans, corporate debt securities and commercial paper on a combined basis, and up to the greater of its capital or 5% of its assets in unsecured construction loans. The Bank may invest up to 10% of its assets in tangible personal property, for rental or sale. Certain leases on tangible personal property are not aggregated with commercial or consumer loans for the purposes of determining compliance with the limitations set forth for those investment categories. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank directly, including real estate investment and insurance agency activities. A violation of the lending and investment limitations may be subject to the same enforcement mechanisms of the primary federal regulator as other violations of a law or regulation.

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

At December 31, 2009, the Bank’s capital exceeded all applicable requirements.

Loans-to-One-Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2009, the Bank was in compliance with the loans-to-one-borrower limitations.

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

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. At December 31, 2009, the Bank maintained approximately 78.17% of its portfolio assets in qualified thrift investments, and as of that date, satisfied the QTL test. A savings bank that fails the QTL test must either convert to a bank charter or operate under specified restrictions, including limits on growth, branching, new investment, FHLBC advances and dividends.

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

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution. At December 31, 2009, the Bank would be required to file an application for approval of a capital distribution from BankFinancial, FSB.

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

At December 31, 2009, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. In October 2008, FDIC deposit insurance coverage was increased to a maximum of $250,000 per depositor. On January 1, 2014, the maximum insurance amount will return to $100,000 per depositor for all deposit accounts except certain retirement accounts, which will remain at $250,000 per depositor. In addition, under the FDIC’s Transaction Account Guarantee Program, most of our non-interest-bearing transaction accounts are guaranteed regardless of amount until June 30, 2010.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. As of June 30, 2008, the reserve ratio had decreased to 1.01% as a result of bank failures. As part of a plan to restore the reserve ratio to 1.15%, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. In addition, the FDIC increased its quarterly assessment rates and amended the method by which rates are calculated. Beginning in the second quarter of 2009, insured depository institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on their risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base is assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, the Bank paid the estimated assessment fees for the fourth quarter of 2009 and prepaid $6.8 million in estimated assessment fees through 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect the Bank’s capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program. This program has two components – The Debt Guarantee Program and the Transaction Account Guarantee Program. The Debt Guarantee Program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Bank and the Company did not participate in the Debt Guarantee Program.

The Transaction Account Guarantee Program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010. The Bank participates in the Transaction Account Guarantee Program. Beginning January 1, 2010, quarterly fees for this program are based on an institution’s risk category rating assigned with respect to regular Federal Deposit Insurance Corporation assessments. Institutions in Risk Category I (generally well-capitalized institutions with composite CAMELS 1 or 2 ratings) will pay an annualized assessment rate of 15 basis points. Institutions in Risk Category II (generally adequately capitalized institutions with composite CAMELS 3 or better) will pay an annualized assessment rate of 20 basis points. Institutions in Risk Category III or IV (generally under capitalized or composite CAMELS 4 or 5) will pay an annualized assessment rate of 25 basis points.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 (“EESA”) provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“TARP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The TARP program was voluntary, was subject to regulatory approval, and required participating institutions to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The Company did not participate in TARP.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBC, the Bank is required to acquire and hold shares of capital stock in the FHLBC in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLBC, whichever is greater. As of December 31, 2009 the Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2009 the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

The USA PATRIOT Act and the Bank Secrecy Act

The USA PATRIOT Act and the Bank Secrecy Act require financial institutions to develop programs to detect and report money-laundering and terrorist activities, as well as suspicious activities. The USA PATRIOT Act also gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The federal banking agencies are required to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. In addition, non-compliance with these laws and regulations could result in fines, penalties and other enforcement measures. We have developed policies and continue to augment procedures and systems designed to comply with these laws and regulations.

Holding Company Regulation

The Company is a unitary savings and loan holding company, subject to regulation and supervision by the OTS. The OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to the Bank.

The Company’s activities are limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c) (8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulations.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, under the Exchange Act.

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

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should the Bank make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At December 31, 2009 the Bank’s total federal pre-1988 reserve was $14.9 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income unless resulting from a loss carryback from 2008 or 2009 pursuant to the special provisions of the Worker, Homeownership & Business Assistance Act of 2009.

Net Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (up to five years for losses incurred in 2008 or 2009 pursuant to the special provisions of the Worker, Homeownership & Business Assistance Act of 2009) and forward to the succeeding 20 taxable years. At December 31, 2009, the Company had a federal net operating loss of $6.3 million which will expire in 2029. At December 31, 2009, the Company had a state net operating loss for the State of Illinois of $32.0 million which will expire in 2021. Based upon projections of future taxable income, management believes that it is more likely than not that the deferred tax assets will be fully realized and thus a valuation allowance is not needed.

Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State and Local Taxation. We pay income tax to the State of Illinois. As a Maryland business corporation, we are required to file annual returns and pay annual fees to the State of Maryland, but these fees are not material in amount. At December 31, 2009, the Company had a state net operating loss for the State of Illinois of $32.0 million which will expire in 2021. Beginning in 2009, the Company and its subsidiary are subject to income taxes in the State of New Jersey.

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

Current Economic Conditions Present Higher Risks to Our Loan Portfolio

At December 31, 2009 our loan portfolio included $329.2 million in multi-family mortgage loans, or 26.7% of total loans; $316.6 million in nonresidential real estate loans, or 25.6% of total loans; $176.8 million in commercial leases, or 14.3% of total loans; $88.1 million in commercial loans, or 7.1% of total loans; and $81.1 million in residential loans to income property investors, or 6.6% of total loans; and $32.6 million in construction and land loans, or 2.6% of total loans. Current economic conditions, including high unemployment rates, weakened consumer and business spending and materially declining real estate values, all present higher risks to our loan portfolio. Our historical loan underwriting standards presumed a reasonable range of economic and operating conditions for our borrowers and their underlying business or personal circumstances. The depth and speed of the decline in economic activity exceeded, and will continue to exceed, the financial and management capabilities of certain borrowers to meet their credit obligations. Furthermore, the decline in real estate values in all market segments not only diminishes an important source of repayment but also diminishes the borrower’s economic interest in investing additional financial resources into their businesses or residences. Though the risk of a sudden and catastrophic event in financial markets appears to have receded, weak economic growth in the U.S. and its trading partners will continue to depress the operating results of certain commercial lessees. Finally, the foregoing factors and conditions and prudent loan portfolio management will combine to reduce the overall level of acceptable credit exposures available in the market, resulting in lower loan portfolio balances and reduced interest income from the loan portfolio.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. At December 31, 2009, our allowance for loan losses was $18.6 million, representing 1.51% of total loans and 37.6% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. We also make assumptions concerning our legal positions and the priority of our interests in contested legal or bankruptcy proceedings, and at times, we may lack sufficient information to establish specific reserves for loans involved in such proceedings.

Our Concentration of Loans within Certain Segments of the Healthcare Industry Exposes Us to Increased Credit Risk

At December 31, 2009, we had $46.4 million of loans to healthcare providers, including loans to nursing homes and hospice care companies and leases to hospitals for equipment. These loans represented 3.8% of our total loan portfolio as of that date. Of these loans, $6.5 million, or 13.9%, were collateralized by real estate. The remainder consisted of working capital lines of credit secured by government accounts receivable, of which we are a joint payee, or by leased equipment. Loans to healthcare providers have unique credit risks. A healthcare provider’s income stream is subject to many factors beyond the control of the healthcare provider, including the risk that the provider will not be reimbursed for all services provided. The State of Illinois has experienced budget shortfalls in recent years, causing delays in state reimbursement for healthcare costs. Government reimbursement rates are also subject to change, including retroactive adjustments. For example, a significant overpayment to a healthcare provider can result in the provider owing significant governmental repayments to the federal or state government. A healthcare provider’s profitability also depends on its ability to maintain certain levels of occupancy. Unexpected declines in occupancy rates can restrict a provider’s cash flow. Any of these factors can impair the ability of our healthcare provider borrowers to make loan repayments, which could result in significant loss to us.

We Hold Certain Intangible Assets that Could Be Classified as Impaired in the Future. If These Assets Are Considered to Be Either Partially or Fully Impaired in the Future, Our Earnings and the Book Values of These Assets Would Decrease

The Company tests its goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing incorporates the current market price of the Company’s common shares, the estimated net present value of the Company’s assets and liabilities, and information concerning the terminal valuation of similarly-situated insured depository institutions. In addition, we evaluate the presence or absence of significant risk indicators related to the impairment of goodwill and core deposit intangible assets. Our most recent impairment testing indicated that the only significant risk factor was the fact that the Company’s market capitalization was below its book value during 2009. We concluded from our analysis that, at the time of the respective impairment testing, the market value of the Company’s net assets was sufficient to support the carrying value of its goodwill, and the fair value of its core deposit intangible exceeded their carrying value. However, because the Company’s market capitalization was below its tangible book value at December 31, 2009, and the trading prices of the common shares of similarly-situated and other financial institutions that has declined due to, among other things, current economic conditions, instability in global financial systems and markets, and a decline in merger and acquisition activity due to asset valuation difficulties and the supply of assets and liabilities that is expected to result from FDIC liquidation activities, it is possible that future impairment testing could result in a partial or full impairment of the value of the Company’s goodwill or core deposit intangible assets, or both. If the Company determines that an impairment exists at a given point in time, the Company’s earnings and the book value of the related intangible asset(s) will be reduced by the amount of the impairment. Notwithstanding the foregoing, the results of impairment testing on goodwill and core deposit intangible assets will have little or no impact on the Company’s tangible book value or regulatory capital levels.

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

Since Our Business is Concentrated in the Chicago Metropolitan Area, Local Economic Conditions May Adversely Affect Our Business

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

Difficult Economic Conditions Have Adversely Affected the Banking Industry

The capital, credit and financial markets have experienced significant volatility and disruption in recent years. These conditions have had significant adverse effects on our national and local economies, including declining real estate values, a widespread tightening of the availability of credit, illiquidity in certain securities markets, increasing loan delinquencies, mortgage foreclosures, personal and business bankruptcies, rising unemployment rates, declining consumer confidence and spending, significant write-downs of asset values by financial institutions and government-sponsored entities, and a reduction of manufacturing and service business activity and international trade. These conditions have also adversely affected the stock market generally, and have contributed to significant declines in the trading prices of financial institution stocks that have not fully recovered. We do not expect these difficult market conditions to improve over the short term, and a continuation or worsening of these conditions could exacerbate their adverse effects. The adverse effects of these conditions could include increases in loan delinquencies and charge-offs, increases to the portion of our loan loss reserve that we base on national and local economic factors, increases to our specific loan loss reserves due to the impact of these conditions on specific borrowers or the collateral for their loans, declines in the value of our investment securities, increases in our cost of funds due to continued aggressive deposit pricing by local and national competitors with liquidity needs, increases in regulatory and compliance costs, core deposit attrition due to this aggressive deposit pricing and/or consumer concerns about the safety of their deposits, and declines in the trading price of our common stock.

If Our Investment in the Federal Home Loan Bank of Chicago is Classified as Other-Than-Temporarily Impaired, Our Earnings Could Decrease

We own FHLBC common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost of our FHLBC common stock as of December 31, 2009 was $15.6 million based on its par value. There is no market for our FHLBC common stock. Due to our receipt of stock dividends and a reduction of our outstanding FHLBC advances, we owned shares of FHLBC common stock at December 31, 2009 with a par value that was $8.9 million more than we were required to own to maintain our membership, in the Federal Home Loan Bank System and to be eligible to obtain advances (“excess” or “voluntary” capital stock).

On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board, now known as the Federal Housing Finance Agency (“the FHFA”). Under the terms of the order, and subject to certain exceptions that are not applicable to the FHLBC common stock that we own, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the FHFA (the “Director”). The order also provides that dividend declarations are subject to the prior written approval of the Director and required the FHLBC to submit a Capital Structure Plan to the FHFA. The FHLBC has not declared any dividends since the order was issued and it has not received formal approval of a Capital Structure Plan.

Published reports indicate that certain member banks of the Federal Home Loan Bank System could have materially lower regulatory capital levels due to asset quality issues. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBC, could be substantially diminished or reduced to zero. Current accounting guidance for our FHLBC common stock provides that, for impairment testing purposes, the value of long-term investments such as our FHLBC common stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. Consequently, if events occur that give rise to substantial doubt about the ultimate recoverability of the par value of our FHLBC common stock, this investment could be deemed to be other-than-temporarily impaired, and the impairment loss that we would be required to record would cause our earnings to decrease by the after-tax amount of the impairment loss.

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

The Bank’s Ability to Pay Dividends is Subject to Regulatory Limitations Which, to the Extent the Company Requires Such Dividends in the Future, May Affect the Company’s Ability to Pay Dividends

The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank provide a significant source of cash for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. Under the rules of the OTS, the Bank is not permitted to pay dividends on its capital stock to the Company, its sole stockholder, if the dividend would reduce the Bank’s stockholder’s equity below the amount of the liquidation account established in connection with the mutual-to-stock conversion. The Bank may pay dividends without the approval of the OTS only if the Bank meets its applicable regulatory capital requirements before and after the payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. As of December 31, 2009, the Bank had no net income available to pay a dividend to the Company without the prior approval of the OTS. It is possible, depending upon the financial condition of the Bank and other factors, that the OTS could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice or refuse to issue any required prior approvals. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the potential inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

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

Our Ability to Successfully Conduct Acquisitions Will Affect Our Ability to Grow Our Franchise and Compete Effectively in Our Marketplace

We consider the possible acquisition of other banks, thrifts and other financial services companies in private or FDIC-assisted transactions to supplement internal growth. Our efforts to acquire other financial institutions and financial service companies may not be successful. Other potential acquirors exist for most acquisition candidates, creating competition that can affect the purchase price for which the institution can be acquired. In many cases, our competitors have significantly greater resources than we have, and greater flexibility to structure the consideration for the transaction. We may not participate in specific acquisition opportunities if we consider the proposed transaction unacceptable, including the current or potential future terms, conditions and limitations imposed by an FDIC-assisted transaction. We also may not be the successful bidder in acquisition opportunities that we pursue due to the willingness or ability of other potential acquirors to propose a higher purchase price or more attractive terms and conditions than we are willing or able to propose. The results of a merger or acquisition could change materially based on future changes in applicable accounting principles and regulatory requirements related to acquired assets and liabilities. If we are unable to or do not conduct acquisitions to supplement internal growth, our ability to deploy effectively the capital we raised in the offering, expand our geographic presence and improve our results of operations could be adversely affected.

The Risks Presented by the Acquisition of Other Institutions Could Adversely Affect Our Financial Condition and Results of Operations

If we are successful in conducting acquisitions, we will be presented with many risks that could have a material adverse effect on our financial condition and results of operations. An institution that we acquire may have unknown asset quality issues or unknown or contingent liabilities that we did not discover or fully recognize in the due diligence process, thereby resulting in unanticipated losses, particularly in the case of FDIC-assisted transactions due to the highly restrictive due diligence available to potential bidders. The acquisition of other institutions typically requires the integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operational processes, policies, procedures and internal controls, marketing programs and personnel of the acquired institution in order to make the transaction economically advantageous. The integration process is complicated and time consuming, and could divert our attention from other business concerns and be disruptive to our customers and the customers of the acquired institution. Our failure to successfully integrate an acquired institution could result in the loss of key customers and employees, and prevent us from achieving expected synergies and cost savings. Acquisitions also result in professional fees, purchase price adjustments, the amortization of core deposit intangibles and other expenses that could adversely affect our earnings, and in goodwill that could become impaired, requiring us to recognize further charges. We may finance acquisitions with borrowed funds, thereby increasing our leverage and reducing our liquidity, or with potentially dilutive issuances of equity securities.

FDIC Deposit Insurance Premiums Have Increased and May Increase Further in the Future

The Federal Deposit Insurance Act, as amended, requires the FDIC to maintain a reserve ratio between 1.15% and 1.50%. The FDIC’s board of directors must establish a designated reserve ratio within that range and sets assessment rates to meet that target within a time-frame that the board deems appropriate. If the reserve ratio falls below 1.15%, the FDIC’s board is required to establish a restoration plan to bring the reserve ratio back to 1.15% within five years. The FDIC’s reserve ratio declined over the past several years due to costs associated with bank failures and FDIC-assisted transactions, and the reserve ratio is expected to remain under duress due to future bank failures and FDIC-assisted transactions. As part of a plan to restore the reserve ratio to 1.15%, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. In addition, the FDIC increased its quarterly assessment rates and amended the method by which rates are calculated. On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. See “Supervision and Regulation – Insurance of Deposit Accounts.” On December 30, 2009, the Bank paid the estimated assessment fees for the fourth quarter of 2009 and prepaid $6.8 million in estimated assessment fees through 2012. These increased assessments have had an adverse impact on our results of operations in 2009 and will continue to have an adverse impact in future years. If circumstances require the FDIC to impose additional special assessments or further increase its quarterly assessment rates, the adverse impact will be exacerbated.

Various Factors May Make Takeover Attempts That You Want to Succeed More Difficult to Achieve, Which May Affect the Value of Shares of Our Common Stock

Provisions of our articles of incorporation and bylaws, federal regulations, Maryland law and various other factors may make it more difficult for companies or persons to acquire control of the Company without the consent of our board of directors. You may want a takeover attempt to succeed because, for example, a potential acquiror could offer a premium over the then prevailing price of our shares of common stock. The OTS regulations prohibit the direct or indirect acquisition of more than 10% of any class of equity security of a converted savings institution without the prior approval of the OTS. Provisions of our articles of incorporation and bylaws also may make it difficult to remove our current board of directors or management if our board of directors opposes the removal. We have elected to be subject to the Maryland Business Combination Act, which places restrictions on mergers and other business combinations with large stockholders. In addition, our articles of incorporation provide that certain mergers and other similar transactions, as well as amendments to our articles of incorporation, must be approved by stockholders owning at least two-thirds of our shares of common stock entitled to vote on the matter unless first approved by at least two-thirds of the number of our authorized directors, assuming no vacancies. If approved by at least two-thirds of the number of our authorized directors, assuming no vacancies, the action must still be approved by a majority of our shares entitled to vote on the matter. In addition, a director can be removed from office, but only for cause, if such removal is approved by stockholders owning at least two-thirds of our shares of common stock entitled to vote on the matter. However, if at least two-thirds of the number of our authorized directors, assuming no vacancies, approves the removal of a director, the removal may be with or without cause, but must still be approved by a majority of our voting shares entitled to vote on the matter. Additional provisions include limitations on the voting rights of any beneficial owners of more than 10% of our common stock. Our bylaws, which can only be amended by the board of directors, also contain provisions regarding the timing, content and procedural requirements for stockholder proposals and nominations.

Non-Compliance with USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act or Other Laws and Regulations Could Result in Fines or Sanctions, and Curtail Expansion Opportunities

Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the U.S. Government imposed and will continue to expand laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2009 the net book value of our properties was $29.5 million. The following is a list of our offices:

Burr Ridge (Executive Office) 15W060 North Frontage Road Burr Ridge, IL 60527	Deerfield 630 N. Waukegan Road Deerfield, IL 60015	Northbrook 1368 N. Shermer Road Northbrook, IL 60062

Calumet City 1901 Sibley Boulevard Calumet City, IL 60409	Hazel Crest 3700 W. 183rd Street Hazel Crest, IL 60429	Olympia Fields 21110 S. Western Avenue Olympia Fields, IL 60461

Calumet Park 1333 W. 127th Street Calumet Park, IL 60827	Joliet 1401 N. Larkin Joliet, IL 60435	Orland Park 48 Orland Square Drive Orland Park, IL 60462

Chicago - Hyde Park 1354 East 55th Street Chicago, IL 60615	Lincolnshire One Marriott Drive Lincolnshire, IL 60069	Schaumburg 1005 W. Wise Road Schaumburg, IL 60193

Chicago - Hyde Park East 55th at Lake Park Avenue Chicago, IL 60615	Lincolnwood 3443 W. Touhy Lincolnwood, IL 60712	South Libertyville 1123 S. Milwaukee Avenue Libertyville, IL 60048

Chicago Ridge 6415 W. 95th Street Chicago Ridge, IL 60415	Naperville 1200 E. Ogden Avenue Naperville, IL 60563

Chicago - Lincoln Park 2424 N. Clark Street Chicago, IL 60614	North Libertyville 1409 W. Peterson Road Libertyville, IL 60048

Except for our Chicago-Lincoln Park, Northbrook, and Hyde Park East offices, which are leased, all of our offices are owned. In addition to the above listed properties, we also operate three Express Branch facilities, a satellite national commercial leasing office and two remote ATMs on sites where we do not have a full service banking office.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of December 31, 2009 was 1,906. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information provided by the Nasdaq Stock Market for the Company’s common stock and cash dividends paid for the periods ended December 31, 2009 and 2008.

2008 and 2009 Quarterly Periods	High	Low	Close	Cash Dividends Paid
Quarter ended December 31, 2009	$10.40	$9.07	$9.90	$0.07
Quarter ended September 30, 2009	11.04	8.75	9.60	0.07
Quarter ended June 30, 2009	11.10	8.07	8.86	0.07
Quarter ended March 31, 2009	11.10	7.19	9.97	0.07

Quarter ended December 31, 2008	$14.99	$9.07	$10.19	$0.07
Quarter ended September 30, 2008	15.98	12.70	14.68	0.07
Quarter ended June 30, 2008	16.16	13.00	13.01	0.07
Quarter ended March 31, 2008	16.44	13.66	15.91	0.07

The Company is subject to state law limitations on the payment of dividends. Maryland law generally limits dividends to an amount equal to the excess of our capital surplus over payments that would be owed upon dissolution to stockholders whose preferential rights upon dissolution are superior to those receiving the dividend, and to an amount that would not make us insolvent. Dividends from the Bank provide a significant source of cash for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. For a discussion of the Bank’s ability to pay dividends, see Part I, Item I, Business - “Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities

The Company had no sales of unregistered stock during the quarter ended December 31, 2009.

Repurchases of Equity Securities

Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. In accordance with this authorization, we had repurchased 3,882,723 shares of our common stock as of December 31, 2009. There were no share repurchases conducted in the fourth quarter of 2009. The current share repurchase authorization will expire on May 17, 2010, unless extended.

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

	6/24/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
BankFinancial Corporation	100.00	107.94	132.36	119.65	78.58	78.45
Russell 2000 Index	100.00	107.49	127.24	125.24	82.93	105.46
NASDAQ Bank Index	100.00	102.58	113.88	88.74	67.51	55.02
America’s Community Bankers NASDAQ Index	100.00	103.69	114.92	86.43	69.51	54.65

ITEM 6.	SELECTED FINANCIAL DATA

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

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,566,890	$1,554,701	$1,480,544	$1,613,298	$1,614,436
Loans, net	1,218,467	1,267,968	1,253,999	1,330,091	1,231,891
Loans held-for-sale	—	872	173	298	375
Securities, at fair value	102,126	124,919	77,049	117,853	248,238
Goodwill	22,566	22,566	22,566	22,579	10,865
Core deposit intangible	4,295	5,985	7,769	9,648	8,248
Deposits	1,233,395	1,069,855	1,073,650	1,129,585	1,067,874
Borrowings	50,784	200,350	96,433	138,148	191,388
Equity	263,603	266,791	291,137	326,015	328,777

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Selected Operating Data:

Interest and dividend income	$74,109	$77,960	$91,953	$94,086	$80,212
Interest expense	20,557	25,667	38,304	37,489	28,802

Net interest income	53,552	52,293	53,649	56,597	51,410
Provision (credit) for loan losses	8,811	5,092	697	(136)	518

Net interest income after provision (credit) for loan losses	44,741	47,201	52,952	56,733	50,892
Noninterest income	7,239	10,418	9,665	10,554	8,661
Noninterest expense (1)	52,731	89,056	52,499	52,415	44,202

Income (loss) before income tax expense	(751)	(31,437)	10,118	14,872	15,351
Income tax expense (benefit)	(13)	(12,048)	2,963	4,826	4,278

Net income (loss)	$(738)	$(19,389)	$7,155	$10,046	$11,073

Basic earnings (loss) per common share	$(0.04)	$(0.98)	$0.35	$0.45	$0.29
Diluted earnings (loss) per common share	$(0.04)	$(0.98)	$0.35	$0.45	$0.29

(footnotes on following page)

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	(0.05)%	(1.33)%	0.47%	0.61%	0.70%
Return on equity (ratio of net income (loss) to average equity)	(0.28)	(6.84)	2.30	3.02	5.18
Net interest rate spread (2)	3.36	3.35	2.94	2.89	3.04
Net interest margin (3)	3.69	3.88	3.78	3.68	3.44
Efficiency ratio (4)	86.74	142.01	82.92	78.06	73.58
Noninterest expense to average total assets	3.36	6.09	3.42	3.19	2.79
Average interest-earning assets to average interest-bearing liabilities	123.43	127.85	130.95	132.67	120.45
Dividends declared per share	$0.28	$0.28	$0.28	$0.18	$—
Dividend payout ratio	N.M.	N.M.	90.6%	44.3%	—

Asset Quality Ratios:
Nonperforming assets to total assets	3.42%	0.94%	0.87%	0.57%	0.36%
Nonperforming loans to total loans	4.01	1.07	0.95	0.69	0.46
Allowance for loan losses to nonperforming loans	37.63	107.97	91.65	115.13	201.19
Allowance for loan losses to total loans	1.51	1.15	0.87	0.79	0.93
Net charge-offs to average loans outstanding	0.39	0.11	0.02	0.07	0.00

Capital Ratios:
Equity to total assets at end of period	16.82%	17.16%	19.66%	20.21%	20.36%
Average equity to average assets	17.02	19.39	20.32	20.25	13.48
Tier 1 leverage ratio (Bank only)	12.44	12.08	13.95	15.05	13.82

Other Data:
Number of full-service offices	18	18	18	18	16
Employees (full-time equivalents)	372	393	425	438	451

(1)	Noninterest expense for the years ended December 31, 2009 and 2008 includes $401,000, and $35.9 million, respectively, of impairment loss on securities.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets include nonperforming loans and real estate owned.

N.M. Not Meaningful

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows focuses on the factors affecting our consolidated financial condition at December 31, 2009 and 2008, and our consolidated results of operations for the three years ended December 31, 2009. The consolidated financial statements and related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.

Overview

Loans. Net loans receivable decreased $49.5 million, or 3.9%, to $1.218 billion at December 31, 2009, from $1.268 billion at December 31, 2008. The decrease in net loans receivable was primarily due to reductions in construction and land loans, non-residential real estate loans, and one-to-four family residential mortgage loans. Construction and land loans decreased by $18.1 million, non-residential real estate loans by $26.0 million and one-to-four family residential mortgage loans by $22.8 million. The reductions in these loan categories were partially offset by growth in multi-family real estate loans and commercial leases. Multi-family real estate loans increased by $23.9 million and commercial leases increased by $2.2 million due to increased originations in these targeted loan categories. Commercial loans decreased by $4.6 million primarily due to reduced loan demand, declines in healthcare loan exposures and diminished line of credit usage by business customers. Future loan growth could be adversely affected by our unwillingness to compete for loans by relaxing our historical underwriting standards.

Securities. Securities decreased $22.8 million, or 18.2%, to $102.1 million at December 31, 2009, from $124.9 million at December 31, 2008. The primary reason for the decrease was $25.6 million of principal repayments, sales and maturities on securities.

Deposits. Deposits increased $163.5 million, or 15.3%, to $1.233 billion at December 31, 2009, from $1.070 billion at December 31, 2008. We increased our core deposits (savings, money market, noninterest-bearing demand and NOW accounts) by $134.4 million and reduced our balances of wholesale deposits by $20.0 million during the year. Core deposits increased as a percentage of total deposits, representing 67.3% of total deposits at December 31, 2009, compared to 65.0% of total deposits at December 31, 2008.

Borrowings. Borrowings decreased $149.6 million, or 74.7%, to $50.8 million at December 31, 2009, from $200.4 million at December 31, 2008, due to our reduction of outstanding FHLBC advances.

Stockholders’ Equity. Total stockholders’ equity was $263.6 million at December 31, 2009, compared to $266.8 million at December 31, 2008. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 277,800 shares of our common stock during 2009 for a total cost of $2.5 million, the declaration and payment of cash dividends totaling $6.0 million, and the $738,000 net loss that we recorded for 2009. These items were partially offset by a $2.5 million increase in accumulated other comprehensive income, and a $3.5 million increase in additional paid in capital resulting from the vesting of stock-based compensation and Employee Stock Ownership Plan (“ESOP”) shares earned. The unallocated shares of common stock that our ESOP owns were reflected as a $15.2 million reduction to stockholders’ equity at December 31, 2009, compared to a $16.1 million reduction to stockholders’ equity at December 31, 2008.

Net Loss. We recorded a net loss of $738,000 for the year ended December 31, 2009, compared to a net loss of $19.4 million for 2008 and net income of $7.2 million for 2007. The net loss in 2009 was due in substantial part to our recording an $8.8 million provision for loan losses, a $2.1 million increase in FDIC expense and $1.4 million in combined pre-tax losses that we recorded in connection with the impairment and subsequent sale of our Freddie Mac preferred stocks. The impact of these items was partially offset by a $1.3 million gain that we recognized on the sale of our merchant processing operations in 2009. The net loss in 2008 was due in substantial part to a $35.9 million pre-tax impairment loss that we recorded on our Freddie Mac preferred stocks after Freddie Mac was placed into conservatorship. Our basic loss per common share was $0.04 and $0.98 for the years ended December 31, 2009 and 2008, respectively, compared to basic earnings per common share of $0.35 for the year ended December 31, 2007.

Net Interest Income. We recorded net interest income of $53.6 million for the year ended December 31, 2009, compared to $52.3 million for 2008 and $53.6 million for 2007. The increase in net interest income for 2009 reflected a $5.1 million decrease in interest expense, which was partially offset by a $3.9 million decrease in interest income. Our net interest rate spread improved by one basis point to 3.36% for the year ended December 31, 2009, from 3.35% for the year ended December 31, 2008.

Provision for Loan Losses. We recorded a provision for loan losses of $8.8 million for the year ended December 31, 2009, compared to $5.1 million for 2008 and $697,000 for 2007. The 2009 provision for loan losses reflects the combined impact of a $2.4 million increase in the portion of the specific allowance for loan losses that we allocate to impaired loans, a $1.5 million increase in the unallocated portion of the allowance for loan losses, and $4.9 million in net charge offs.

Noninterest Income. Noninterest income for the year ended December 31, 2009 was $7.2 million, compared to $10.4 million for 2008 and $9.7 million for 2007. Our noninterest income for 2009 included a $988,000 loss on the sale of our Freddie Mac preferred stocks and a $1.3 million gain on the sale of our merchant processing operations. Our noninterest income for 2008 included a $1.4 million pre-tax gain on the sale of shares of Visa, Inc. Class B common stock that we received in connection with Visa, Inc.’s initial public offering, and a $1.2 million pre-tax gain on additional shares of Visa. Inc. Class B common stock that were allocated to us in the initial public offering and are currently held in a litigation escrow under Visa, Inc.’s retrospective responsibility plan. The gain that we recorded on the escrowed shares of the Visa. Inc. Class B common stock represents a reduction of our obligation to indemnify Visa USA under Visa, Inc.’s retrospective responsibility plan.

Noninterest Expense. Noninterest expense for the year ended December 31, 2009 was $52.7 million, compared to $89.1 million for 2008 and $52.5 million for 2007. Noninterest expense from 2008 included a $35.9 million pre-tax impairment loss that we recorded on our holdings of Freddie Mac preferred stocks, compared to a $401,000 pre-tax impairment loss that we recorded on the same securities in 2009. Our expense for FDIC deposit insurance increased to $2.2 million during the year ended December 31, 2009, compared to $162,000 for 2008 and $133,000 for 2007. The increase in our 2009 expense for FDIC deposit insurance was due to the combined effect of the FDIC’s increase in its quarterly assessment rate, the FDIC’s imposition of a special assessment against all insured depository institutions and the full utilization of the FDIC assessment credits that we previously had available to offset or reduce FDIC quarterly assessments. Noninterest expense for 2008 also included a $2.0 million pre-tax loss on the early extinguishment of borrowings that we recorded in connection with the prepayment of a $25 million FHLBC term advance. Noninterest expense for 2007 included a $1.2 million pre-tax charge reflecting the proportionate share of the estimated litigation obligations that was allocated to us under Visa Inc.’s retrospective responsibility plan.

Income Taxes. We recorded an income tax benefit of $13,000 for the year ended December 31, 2009, compared to an income tax benefit of $12.0 million for 2008 and income tax expense of $3.0 million for 2007. For 2009, the difference between the GAAP basis (fair market value at the date of grant) and the tax basis (fair market value at the date of vesting) of equity based compensation granted in prior years reduced our income tax benefit. The income tax benefit for 2008 was due in substantial part to the recording of an impairment loss on our Freddie Mac preferred stocks.

Key Strategic Initiatives And Events

Stock Repurchase Program. Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The repurchase authorization will expire on May 17, 2010, unless extended by the Board of Directors. As of December 31, 2009, the Company had repurchased 3,882,723 shares of its common stock pursuant to the repurchase authorization.

Quarterly Cash Dividends. Our Board of Directors declared four quarterly cash dividends of $0.07 per share during 2009. Cash dividends totaling $6.0 million were paid in 2009. On January 29, 2010, the Board of Directors declared a quarterly cash dividend of $0.07 per share that is payable on March 5, 2010.

Economic and Competitive Conditions

General U.S. financial market conditions stabilized during the course of 2009, but national and local economic conditions further deteriorated with respect to unemployment levels, consumer and business spending and investment activity. Pricing and underwriting for multi-family and commercial real estate loans and commercial leases were favorable due in part to diminished competition and overall higher credit risk spreads, but we expect these trends to reverse modestly in 2010. Demand for the Bank’s traditional adjustable-rate residential portfolio assets remained low due to the overwhelming market preference for fixed-rate mortgage loans given market interest rates and our underwriting standards. Pricing conditions for local deposits, whether low-balance core deposits, certificates of deposits or high-balance, high-yield transaction accounts, steadily improved during the year due to very low market yields, lower industry-wide loan demand and the disappearance of several aggressive deposit competitors from the Chicago metropolitan market.

We experienced modest growth in our multi-family loan portfolio in 2009, principally due to the careful continued expansion of our multi-family lending geographic market. Our research and experience indicate that certain markets outside our traditional market exhibit more favorable pricing and underwriting conditions for multi-family lending than those available in the Chicago metropolitan market; accordingly, we have gradually established relationships with market participants in selected metropolitan markets within reasonable travel distance from Chicago. We expect to continue this gradual expansion within the existing markets and in new markets based on our ongoing internal and third-party due diligence results as long as the required pricing and underwriting conditions remain available.

We experienced a modest contraction in our commercial real estate loan portfolio in 2009, principally due to low loan demand, a reduction in our exposure to health care-related real estate loans and deliberate action to exit certain credit exposures. Given economic conditions, however, we do not expect material growth in this portfolio absent a significant favorable shift in market conditions within our local Chicago metropolitan market.

Our construction and land loan portfolio continued to decline due to project sales activity and the conversion of some projects to income-producing properties. We continued to restrict new residential or commercial construction and land loans. We expect the balances in all construction loan categories to decline further in 2010.

We experienced continued strong growth in commercial lease originations due principally to continuing demand for technology assets and the impact of credit market disruption on non-bank competitors. The strong level of originations translated into only modest net growth due to the relatively short average life of the commercial leases in our portfolio. We experienced a slight decline in commercial loans due to reduced loan demand, declines in healthcare exposures and diminished line of credit usage by business customers. We will continue to focus on expanding our commercial lending to our commercial lease customers and local businesses to the extent that economic and credit conditions are favorable.

Our overall loan portfolio quality declined in 2009 consistent with the overall economic environment. The net increase in non-accrual loans and a related increase in loan loss reserves resulted primarily from materially weaker occupancies and effective rents on single-family, multi-family and retail commercial investment properties and a corresponding material decline in the valuations of the underlying collateral. In addition, there has been a marked increase in overall borrower insouciance to credit obligations, which seems to be directly correlated to the decline in equity positions in business assets and an increase in bankruptcy filings by business owners. General market conditions and the glacial pace of local judicial action also slowed our resolution of classified assets. We believe that unemployment, consumer spending and borrower perceptions of residential and commercial real estate valuations will be the primary factors affecting loan portfolio quality in 2010.

As we expected, our general loan loss reserves continued to increase materially. As part of our computation of the required level for our general loan loss reserve, our model incorporates the changes in national and local economic risk factors, the changes in the levels of classified loans by loan type, and the impact of the additional specific valuation allowances or charge-offs recorded on classified loans. Our underwriting standards remain consistent with our historical standards, although our credit analyses incorporate somewhat more pessimistic assumptions given the negative trends in the applicable credit risk factors.

Deposits increased in 2009 as many institutions retreated from their aggressive pricing practices, certain customers sought the greatest possible safety for their liquid assets and our core deposit marketing efforts continued to enjoy reasonable success. We expect a similar competitive environment for the first half of 2010, and we will continue our marketing efforts to further enhance the depth and quality of our deposit portfolio.

Though our net interest spread remained essentially constant in 2009, our net interest margin declined modestly as the impact of loans placed on non-accrual status offset the benefits of a favorable yield curve and improved credit spreads. Given the quantity and volatility of the variables affecting our net interest margin and net interest spread, we are unable to confidently predict our net interest margin and net interest spread in 2010.

Non-interest income decreased in 2009 due to a loss on the sale of our remaining Freddie Mac preferred shares, materially reduced income from our bank owned life insurance portfolio and a slight decrease in customer loan and deposit income. Wealth management performed consistently with our expectations for 2009. Income from gains on sales of fixed-rate loans increased, but the net income from loan servicing rights decreased slightly. We expect that non-interest income will be relatively constant in 2010, as income from gains on sales of fixed-rate loans are likely to be offset by decreases in deposit fees due to the potential impact of new regulatory restrictions on overdrafts by retail deposit customers.

Non-interest expense decreased in 2009 as we continued our focus on improving efficiency through operational reviews and technology deployments. The most significant expense increases involved classified asset management expense and FDIC premium expense, both of which we expect to continue at similar levels in 2010. We expect expenses related to multi-state loan originations, commercial lease originations and deposit marketing to increase, but we also expect continued expense offsets arising from the implementation of our functional reviews.

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

Intangible Assets. Acquisitions accounted for under purchase accounting requires us to record as assets on our financial statements both goodwill, an intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired, and identifiable intangible assets such as core deposit intangibles and non-compete agreements. We evaluate goodwill at least annually, or when business conditions suggest an impairment may have occurred and we will reduce its carrying value through a charge to earnings if impairment exists. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by us to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates that we used to determine the carrying value of our goodwill and identifiable intangible assets or which otherwise adversely affect their value or estimated lives could have a material adverse impact on our results of operations. As of December 31, 2009, our intangible assets consisted of goodwill of $22.6 million and core deposit intangibles of $4.3 million.

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

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. No valuation allowance was required at December 31, 2009. Although we have determined a valuation allowance is not required for any deferred tax assets at December 31, 2009, there is no guarantee that a valuation allowance will not be required in the future.

Statement of Financial Condition at December 31, 2009 and December 31, 2008

Total assets increased $12.2 million, or 0.8%, to $1.567 billion at December 31, 2009, from $1.555 billion at December 31, 2008, primarily due to a $78.9 million increase in net cash and cash equivalents to $108.2 million at December 31, 2009, from $29.3 million at December 31, 2008.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together make up 76.4% of gross loans. Net loans receivable decreased $49.5 million, or 3.9%, to $1.218 billion at December 31, 2009, from $1.268 billion at December 31, 2008. The decrease was due in substantial part to a net decrease in one-to-four family residential mortgage loans, nonresidential real estate loans, construction and land loans and commercial loans. One-to-four family residential mortgage loans decreased $22.8 million, or 7.3%, primarily due to refinancings that were not replaced with new originations. Construction and land loans decreased $18.1 million, or 35.7%, primarily due to principal payments of $16.7 million resulting from project sales activities, which were partially offset by $4.6 million in draws on existing credit commitments. Nonresidential real estate loans decreased $26.0 million, or 7.6%, primarily due to principal payments of $53.6 million, which were partially offset by $15.5 million in draws on existing credit commitments. Commercial loans decreased by $4.6 million, or 5.0%, due in part to reduced loan demand, declines in healthcare credit exposures and diminished line of credit usage by business customers. These reductions were partially offset by a net increase in multi-family loans and commercial leases. Multi-family real estate loans increased by $23.9 million, or 7.8%, and commercial leases increased by $2.2 million, or 1.2%, due to increased originations in these targeted loan categories.

Our allowance for loan losses increased by $3.9 million, to $18.6 million at December 31, 2009, from $14.7 million at December 31, 2008. The increase reflects the combined impact of a $2.4 million increase in the portion of the specific allowance for loan losses that we allocate to impaired loans, a $1.5 million increase in the general portion of the allowance for loan losses, and $4.9 million in net charge offs. Increases in the specific portion of the allowance for loan losses occurred principally in the following areas: investor owned one-to-four family residential loans ($973,000); multi-family loans ($569,000); non-residential real estate loans ($513,000); commercial loans ($254,000); and construction and land loans ($107,000). Net decreases in the specific portion of the allowance for loan losses that we allocate to impaired loans occurred in consumer loans and commercial leases.

Securities decreased by $22.8 million, or 18.3%, to $102.1 million at December 31, 2009, from $124.9 million at December 31, 2008. The primary reason for the decrease was $25.6 million in principal repayments, sales and maturities of securities.

We owned common stock of the FHLBC with a stated par value of $15.6 million at December 31, 2009 and 2008. The FHLBC has not declared any dividends on its common stock since the third quarter of 2007 due to the combined effect of the FHLBC’s financial condition and a cease and desist order that prohibits the FHLBC from declaring dividends without the prior approval of the Director of the Federal Housing Finance Agency. The cease and desist order imposes a similar prior approval requirement on the FHLBC’s repurchase or redemption of common stock from existing and withdrawn members, subject to certain exceptions that are not applicable to the shares of FHLBC common stock that we own. The FHLBC has stated in its recent public filings that it cannot predict when it will resume paying dividends or repurchasing or redeeming common shares that are subject to the restrictions imposed by the cease and desist order.

Pursuant to the FDIC final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, we paid $457,000 in estimated assessments for the fourth quarter of 2009 and prepaid $6.8 million in estimated assessments through 2012.

In conjunction with the sale of our Freddie Mac preferred stocks in 2009, we recorded an income tax receivable of $11.7 million at December 31, 2009. Other assets decreased $11.5 million to $12.2 million at December 31, 2009, from $23.7 million at December 31, 2008, primarily due to an $8.9 million decrease in deferred tax assets.

Deposits increased $163.5 million, or 15.3%, to $1.233 billion at December 31, 2009, from $1.070 billion at December 31, 2008, primarily due to increased money market account and certificate of deposit balances. Money market accounts increased $116.4 million, or 56.5%, to $322.1 million at December 31, 2009, from $205.8 million at December 31, 2008. Certificates of deposit increased $29.1 million, or 7.8%, to $403.6 million at December 31, 2009, from $374.5 million at December 31, 2008. Total core deposits (savings, money market, noninterest-bearing demand and interest-bearing NOW accounts) increased as a percentage of total deposits, representing 67.3% of total deposits at December 31, 2009, compared to 65.0% of total deposits at December 31, 2008.

Borrowings decreased $149.6 million, or 74.7%, to $50.8 million at December 31, 2009, from $200.4 million at December 31, 2008, due to our reductions of outstanding FHLBC advances.

Total stockholders’ equity was $263.6 million at December 31, 2009, compared to $266.8 million at December 31, 2008. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 277,800 shares of our common stock for a total cost of $2.5 million, the declaration and payment of cash dividends totaling $6.0 million, and the $738,000 net loss that we recorded for the year ended 2009. These items were partially offset by a $2.5 million increase in accumulated other comprehensive income, and a $3.5 million increase in additional paid in capital resulting from the vesting of stock-based compensation and ESOP shares earned. The unallocated shares of common stock that our ESOP owns were reflected as a $15.2 million reduction to stockholders’ equity at December 31, 2009, compared to a $16.1 million at December 31, 2008.

Loans

We originate multi-family mortgage loans, nonresidential real estate loans, commercial loans, commercial leases, and construction and land loans. In addition, we originate one-to-four family residential mortgage loans and consumer loans, and purchase and sell loan participations from time-to-time. The following briefly describes our principal loan products.

Multi-family Mortgage Loans. Loans secured by multi-family mortgage loans totaled $329.2 million, or 26.7%, of our total loan portfolio, at December 31, 2009. At December 31, 2009, $65.2 million of our multi-family mortgage loan portfolio consisted of loans originated in carefully selected metropolitan markets outside the Bank’s primary lending area, and these loans represented 19.8% of our multi-family mortgage loan portfolio and 5.3% of our total loan portfolio. Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. The majority of our multi-family mortgage loans have adjustable interest rates following an initial fixed-rate period, typically between three and five years.

Nonresidential Real Estate Loans. Loans secured by nonresidential real estate totaled $316.6 million, or 25.6%, of our total loan portfolio, at December 31, 2009. We emphasize nonresidential real estate loans with initial principal balances between $1.0 million and $5.0 million. The nonresidential real estate properties securing these loans are predominantly office buildings, light industrial buildings, shopping centers and mixed-use developments, and to a lesser extent, more specialized properties such as nursing homes and other healthcare facilities. Substantially all of our nonresidential real estate loans are secured by properties located in our primary market area. Our nonresidential real estate loans are typically written as three- or five-year adjustable-rate mortgage loans or mortgage loans with balloon maturities of three or five years. Amortization of these loans is typically based on 20- to 25-year payout schedules. We also originate some 15-year fixed-rate, fully amortizing loans.

Commercial Loans. Commercial loans totaled $88.1 million, or 7.1%, of our total loan portfolio, at December 31, 2009. This total includes unsecured commercial loans with an aggregate outstanding balance of $8.0 million. We generally make commercial loans to customers in our primary market area to finance equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to five years. The loans either are negotiated on a fixed-rate basis, or carry adjustable interest rates indexed to a lending rate that is determined internally or based on a short-term market rate index.

Commercial Leases. Commercial leases totaled $176.8 million, or 14.3%, of our total loan portfolio, at December 31, 2009. Our commercial leases primarily involve technology equipment, material handling equipment, and other capital equipment. The transactions are generally structured as a non-recourse assignment by the leasing company of the payment stream on the lease supplemented by the grant of a security interest in the lease and the leased equipment. Consequently, we underwrite leases by examining the creditworthiness of the lessee rather than the lessor. The lessee generally agrees to send the lease payments directly to us. As of December 31, 2009, 58.6% of our commercial lease portfolio involved lessees with investment-grade rated public debt, 36.0% involved publicly-traded lessees with no public debt and thus no public debt rating, and 5.4% involved privately-held lessees or lessees with a below investment-grade public debt rating. Debt ratings are determined by Moody’s, Standard & Poors, Fitch, A.M. Best or an equivalent rating firm. Commercial leases typically have a maximum maturity of seven years and we limit our maximum outstanding credit exposure to $10.0 million to any single entity. Leases to companies with no public debt ratings generally involve companies with a net worth in excess of $25.0 million and typically have a maximum maturity of five years.

Construction and Land Loans. Construction and land loans totaled $32.6 million, or 2.6%, of our total loan portfolio at December 31, 2009. These loans generally consist of land acquisition loans to help finance the purchase of land intended for further development, including single-family homes, multi-family housing and commercial income property, development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. Builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder, often in conjunction with development loans. In general, the maximum loan-to-value ratio for raw land acquisition loan is 65% of the appraised value of the property, and the maximum term of these loans is two years. The maximum amount loaned on a development loan is generally limited to the cost of the land and public improvements, and advances are made in accordance with a schedule reflecting the cost of the improvements. Advances are generally limited to 90% of actual construction costs and, as required by applicable regulations, a 75% loan to completed appraised value ratio. We have discouraged new construction lending for the past several years and have had only limited interest in site acquisition loans for future construction.

One- to-Four Family Residential Mortgage Lending. Conforming and non-conforming fixed-rate and adjustable-rate residential mortgage loans totaled $289.6 million, or 23.4%, of our total loan portfolio at December 31, 2009. Our residential mortgage loan portfolio includes traditional one-to-four family residential mortgage loans, home equity loans and home equity lines of credit that are secured by the borrower’s primary residence, and loans to investors in non-owner-occupied single-family homes. At December 31, 2009, home equity loans totaled $12.5 million, or 1.0%, of total loans, home equity lines of credit totaled $85.0 million, or 6.9%, of total loans, and loans to investors in non-owner-occupied single-family homes totaled $81.1 million, or 6.6% of total loans. We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which is currently $417,000 for single-family homes. Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%. At December 31, 2009, our adjustable-rate residential mortgage loan portfolio totaled $149.5 million, and included $30.9 million in loans that reprice once a year and $118.6 million in loans that reprice periodically after an initial fixed-rate period of three years or more.

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

Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One- to-four family residential	$289,623	23.44%	$312,390	24.39%	$345,245	27.33%	$397,545	29.71%	$404,196	32.63%
Multi-family mortgage	329,227	26.65	305,318	23.84	291,395	23.07	297,131	22.20	280,238	22.62
Nonresidential real estate	316,607	25.62	342,583	26.74	325,885	25.80	320,729	23.97	275,418	22.23
Construction and land	32,577	2.64	50,687	3.96	64,483	5.10	85,222	6.37	80,705	6.53
Commercial loans	88,067	7.13	92,679	7.23	87,777	6.95	94,305	7.05	74,207	5.99
Commercial leases	176,821	14.31	174,644	13.63	144,841	11.47	139,164	10.40	121,898	9.84
Consumer	2,539	0.21	2,655	0.21	3,506	0.28	4,045	0.30	2,022	0.16

Total loans	1,235,461	100.00%	1,280,956	100.00%	1,263,132	100.00%	1,338,141	100.00%	1,238,684	100.00%

Loans in process	(73)		(154)		(168)		148		2,180
Net deferred loan origination costs	1,701		1,912		2,086		2,424		2,541
Allowance for loan losses	(18,622)		(14,746)		(11,051)		(10,622)		(11,514)

Total loans, net	$1,218,467		$1,267,968		$1,253,999		$1,330,091		$1,231,891

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2009. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Within One Year	One Year Through Five Years	Beyond Five Years	Total
	(Dollars in thousands)

Scheduled Repayments of Loans:
One- to-four family residential	$32,948	$67,439	$189,236	$289,623
Multi-family mortgage	66,601	85,298	177,328	329,227
Nonresidential real estate	122,659	181,907	12,041	316,607
Construction and land	31,330	1,103	144	32,577
Commercial loans and leases	151,411	110,431	3,046	264,888
Consumer	1,434	653	452	2,539

Total loans	$406,383	$446,831	$382,247	$1,235,461

				Total
Loans Maturing After One Year:
Predetermined (fixed) interest rates				$421,483
Adjustable interest rates				407,595

Total loans				$829,078

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting polices. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At December 31, 2009, we had two loans totaling $148,000 in this category.

At December 31, 2009, we had nonaccrual loans of $49.5 million, an increase of $35.8 million from December 31, 2008. Increases in nonaccrual loans occurred principally in the following areas: multi-family loans ($11.9 million); one-to-four family residential loans ($9.2 million); non-residential real estate loans ($8.1 million); construction and land loans ($3.7 million); and commercial loans ($3.0 million). Decreases in non-accrual loans occurred in commercial leases ($105,000). At December 31, 2009 no accrued interest on nonaccrual loans had been recognized.

The increase in nonaccrual loans was primarily due to the deterioration of local economic conditions in our primary Chicago metropolitan market territory. Significant increases in unemployment created materially higher levels of vacancies for rental housing and a decline in effective rents. In addition, the decline in consumer and business spending negatively impacted the cash flow of retail commercial real estate tenants, owners and certain commercial borrowers, resulting in higher levels of vacancies, business closures and business bankruptcies. Of particular note was a considerable increase in the number of borrowers or guarantors who chose not to meet their credit obligations due to diminished or negative equity in their assets.

Real estate acquired through foreclosure or deed in lieu of foreclosure is classified as real estate owned until it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less the estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses.

We typically obtain new third-party appraisals or collateral valuations when we commence formal collection action unless the existing valuation information for the collateral is sufficiently current to comply with the requirements of our Appraisal and Collateral Valuation (ACV) Policy. We use updated valuations when time constraints do not permit a full appraisal process or when ACV Policy-compliant appraisals must be updated to reflect rapidly changing market conditions. Because appraisals and updated valuations utilize historical data in reaching valuation conclusions, the appraised or updated value may or may not reflect the actual sales price that we will receive at the time of sale.

Real estate appraisals typically include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property) and the cost approach. Not all appraisals utilize all three approaches to value. Depending on the nature of the collateral and market conditions, we may emphasize one approach over another in determining the fair value of collateral.

Appraisals may also contain different estimates of value based on the level of occupancy or future improvements. “As-is” valuations represent an estimate of value based on current market conditions with no changes to the collateral’s use or condition. “As-stabilized” or “as-completed” valuations assume that the collateral is improved to a stated standard or achieves its highest and best use in terms of occupancy. “As-stabilized” valuations may be subject to a present value adjustment for market conditions or the schedule for improvements.

In connection with the valuation process, we will typically develop an exit strategy for the collateral by assessing overall market conditions, the current condition and use of the asset and its highest and best use. For most income-producing real estate, investors value most highly a stable income stream from the asset; consequently, we conduct a comparative evaluation to determine whether conducting a sale on an “as-is” basis or on an “as-stabilized” basis is most likely to produce the highest net realizable value.

Our estimates of the net realizable value of collateral include a deduction for the expected costs to sell the collateral or such other deductions from the cash flows resulting from the liquidation of cash flows as may be appropriate. For most real estate collateral, we apply a ten percent deduction to the value of real estate collateral to determine its expected costs to sell the asset. This estimate includes real estate commissions, one year of real estate taxes and miscellaneous repair and closing costs. If we receive a purchase offer that requires unbudgeted repairs, or if the expected holding period for the asset exceeds one year, then we include the additional real estate taxes and repairs or other holdings costs in the expected costs to sell the collateral on a case-by-case basis.

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets at the dates indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Nonaccrual loans:
One-to-four family residential	$11,453	$2,205	$2,196	$2,212	$1,484
Multi-family mortgage	13,961	2,101	4,186	1,165	477
Nonresidential real estate	11,074	2,961	2,823	4,378	2,464
Construction and land	8,841	5,145	988	—	—
Commercial loans	4,160	1,141	1,751	1,419	1,159
Commercial leases	—	105	112	47	139
Consumer	—	—	2	5	—

Total nonperforming loans	49,489	13,658	12,058	9,226	5,723

Real estate owned:
One-to-four family residential	601	588	252	—	153
Multi-family mortgage	976	133	—	—	—
Nonresidential real estate	1,416	—	568	—	—
Construction and land	1,091	234	—	—	—

Total real estate owned	4,084	955	820	—	153

Total nonperforming assets	$53,573	$14,613	$12,878	$9,226	$5,876

Ratios:
Nonperforming loans to total loans	4.01%	1.07%	0.95%	0.69%	0.46%
Nonperforming assets to total assets	3.42	0.94	0.87	0.57	0.36

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

Based on a review of our assets at December 31, 2009, classified assets consisted of substandard assets of $48.9 million and doubtful assets of $1.1 million, and we had no loans classified as loss assets. As of December 31, 2009, we had $37.2 million of assets designated as special mention. Of the assets designated as special mention, the largest single asset is a $5.7 million commercial construction loan secured by a retail shopping center. The retail shopping center is now 92% occupied by businesses related to one of the investors in the entity that owns the shopping center. The loan is further secured by additional collateral pledged by the investors, and is supported by the personal guarantees of the investors. It appears that the business operations of the existing tenants, together with supplementary personal resources of the guarantors, will be sufficient to make the scheduled loan payments until the project reaches full occupancy. However, it is possible that future payment performance, tenant business results or changes in the financial condition and capability of the guarantors could result in a future adverse risk classification.

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

We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors that, in our judgment, deserve current recognition in estimating probable incurred losses. We review the loan portfolio on an ongoing basis and make provisions for loan losses on a quarterly basis to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of two components:

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

We review our loan portfolio on an ongoing basis to determine whether any loans require classification and impairment testing in accordance with applicable regulations and accounting principles. When we classify loans as either substandard or doubtful and in certain other cases, we review the collateral and future cash flow projections to determine if a specific reserve is necessary. The allowance for loan losses represents amounts that have been established to recognize incurred losses in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem loans as loss, we charge-off such amounts. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. Our determination as to the risk classification of our loans and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$14,746	$11,051	$10,622	$11,514	$11,019

Charge-offs:
One-to-four family residential	(461)	(248)	(10)	—	—
Multi-family mortgage	(297)	(169)	—	—	—
Nonresidential real estate	(1,518)	(605)	—	—	—
Construction and land	(2,262)	(115)	—	—	—
Commercial loans	(463)	(130)	(237)	(946)	(49)
Commercial leases	(22)	—	—	—	—
Consumer	(42)	(146)	(58)	(26)	(66)

Total charge-offs	(5,065)	(1,413)	(305)	(972)	(115)

Recoveries:
One-to-four family residential	82	1	—	—	—
Multi-family mortgage	—	—	—	—	—
Nonresidential real estate	36	4	—	—	—
Construction and land	—	—	—	—	—
Commercial loans	3	1	14	—	88
Commercial leases	6	—	—	—	—
Consumer	3	10	23	4	4

Total recoveries	130	16	37	4	92

Net charge-offs	(4,935)	(1,397)	(268)	(968)	(23)
Allowance of acquired bank	—	—	—	212	—
Provision (credit) for loan losses	8,811	5,092	697	(136)	518

Balance at end of year	$18,622	$14,746	$11,051	$10,622	$11,514

Ratios:
Net charge-offs to average loans outstanding	0.39%	0.11%	0.02%	0.07%	0.00%
Allowance for loan losses to nonperforming loans	37.63	107.97	91.65	115.13	201.19
Allowance for loan losses to total loans	1.51	1.15	0.87	0.79	0.93

Net Charge-offs and Recoveries

Net charge-offs and total charge-offs were $4.9 million and $5.1 million, respectively, for the year ended December 31, 2009, compared to $1.4 million in net charge-offs and total charge-offs for the year ended December 31, 2008, and $268,000 in net charge-offs and $305,000 in total charge-offs for the year ended December 31, 2007. Total recoveries were $130,000 in 2009, compared to $16,000 in 2008 and $37,000 in 2007.

We recorded a provision for loan losses of $8.8 million in 2009, compared to $5.1 million in 2008 and $697,000 in 2007. Of the $8.8 million provision for loan losses that we recorded in 2009, $2.4 million is attributable to the specific portion of the allowance for loan losses that we allocate to impaired loans, $1.5 million is attributable to the general portion of the allowance for loan losses, and the remainder is attributable to the replenishment of amounts that were charged-off during 2009.

Allocation of Allowance for Loan Losses

The following table sets forth our allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2009			2008			2007
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to-four family residential	$3,333	$289,623	23.44%	$2,040	$312,390	24.39%	$1,823	$345,245	27.33%
Multi-family mortgage	3,597	329,227	26.65	2,370	305,318	23.84	2,206	291,395	23.07
Nonresidential real estate	5,696	316,607	25.62	4,659	342,583	26.74	3,055	325,885	25.80
Construction and land	1,861	32,577	2.64	1,899	50,687	3.96	937	64,483	5.10
Commercial loans	2,520	88,067	7.13	2,058	92,679	7.23	1,799	87,777	6.95
Commercial leases	1,591	176,821	14.31	1,668	174,644	13.63	1,174	144,841	11.47
Consumer	24	2,539	0.21	52	2,655	0.21	57	3,506	0.28

Total	$18,622	$1,235,461	100.00%	$14,746	$1,280,956	100.00%	$11,051	$1,263,132	100.00%

	At December 31,
	2006			2005
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to-four family residential	$1,855	$397,545	29.71%	$1,418	$404,196	32.63%
Multi-family mortgage	1,908	297,131	22.20	2,102	280,238	22.62
Nonresidential real estate	2,846	320,729	23.97	3,423	275,418	22.23
Construction and land	1,120	85,222	6.37	1,210	80,705	6.53
Commercial loans	1,741	94,305	7.05	2,466	74,207	5.99
Commercial leases	1,112	139,164	10.40	718	121,898	9.84
Consumer	40	4,045	0.30	17	2,022	0.16
Unallocated	—	—	—	160	—	—

Total	$10,622	$1,338,141	100.00%	$11,514	$1,238,684	100.00%

Securities

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

At December 31, 2009, our mortgage-backed securities and collateralized mortgage obligations (“CMOs”) reflected in the following table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. The equity securities reflected in the 2007 and 2008 columns in the table consist of Freddie Mac preferred stocks. All securities reflected in the table were classified as available-for-sale at December 31, 2009, 2008 and 2007.

We hold the FHLBC common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost of our FHLBC common stock as of December 31, 2009 was $15.6 million based on its par value. There is no market for FHLBC common stock. Due to our receipt of stock dividends in prior years and the amount of our outstanding FHLBC advances, we owned shares of FHLBC common stock at December 31, 2009 with a par value that was $8.9 million more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances (“excess” or “voluntary” capital stock).

The following table sets forth the composition, amortized cost and fair value of our securities at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Securities:
Certificate of deposits	$—	$—	$500	$500	$—	$—
Municipal securities	1,225	1,303	1,735	1,811	2,210	2,272
SBA guaranteed loan participation certificates	114	115	131	125	595	592
Equity securities:
Freddie Mac	—	—	2,356	353	38,275	31,225

Total securities	1,339	1,418	4,722	2,789	41,080	34,089

Mortgage-backed Securities:
Mortgage-backed securities	33,008	34,057	41,865	41,976	39,307	39,277
CMOs and REMICs	64,791	66,651	79,425	80,154	3,649	3,683

Total mortgage-backed securities	97,799	100,708	121,290	122,130	42,956	42,960

Total securities	$99,138	$102,126	$126,012	$124,919	$84,036	$77,049

The fair values of marketable equity securities are generally determined by quoted prices, in active markets, for each specific security. If quoted market prices are not available for a marketable equity security, we determine its fair value based on the quoted price of a similar security traded in an active market. The fair values of debt securities are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value of a security is used to determine the amount of any unrealized losses that must be reflected in our other comprehensive income and the net book value of our securities.

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

Portfolio Maturities and Yields

The composition and maturities of the securities portfolio and the mortgage-backed securities portfolio at December 31, 2009 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis as the amount is immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)

Mortgage-backed Securities:
Pass-through securities:
Fannie Mae	$—	—%	$303	4.50%	$961	5.87%	$24,296	4.01%	$25,560	4.09%	$26,308
Freddie Mac	—	—	131	4.15	643	2.92	6,494	5.03	7,268	4.82	7,565
Ginnie Mae	—	—	—	—	—	—	180	3.63	180	3.63	184
CMOs and REMICs	143	5.00	—	—	2,584	2.95	62,064	4.34	64,791	4.29	66,651

Total	143	5.00	434	4.39	4,188	3.62	93,034	4.30	97,799	4.27	100,708

Securities:
Municipal securities	550	4.46	675	4.39	—	—	—	—	1,225	4.42	1,303
SBA guaranteed loan participation certificates	—	—	—	—	114	1.75	—	—	114	1.75	115

Total	550	4.46	675	4.39	114	1.75	—	—	1,339	4.20	1,418

Total securities	$693	4.57%	$1,109	4.39%	$4,302	3.57%	$93,034	4.30%	$99,138	4.22%	$102,126

Sources of Funds

Deposits. At December 31, 2009, our deposits totaled $1.233 billion. Interest-bearing deposits totaled $1.125 billion and noninterest-bearing demand deposits totaled $108.3 million. NOW, savings and money market accounts totaled $721.5 million. Noninterest-bearing demand deposits at December 31, 2009 included $4.9 million in internal checking accounts, such as accounts for Bank cashier’s checks and money orders. At December 31, 2009, we had $403.6 million of certificates of deposit outstanding, of which $327.6 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we believe, based on historical experience and our current pricing strategy, that we will retain a significant portion of these accounts upon maturity.

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

The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	Years Ended December 31,
	2009			2008			2007
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest bearing demand:
Retail	$28,058	2.39%	—%	$25,617	2.45%	—%	$29,936	2.74%	—%
Commercial	77,279	6.55	—	79,099	7.53	—	86,620	7.91	—

Total non-interest bearing demand	105,337	8.94	—	104,716	9.98	—	116,556	10.65	—
Savings deposits	97,187	8.24	0.51	98,171	9.35	0.73	106,870	9.76	0.78
Money market accounts	270,583	22.94	1.66	210,857	20.08	2.56	260,256	23.77	4.25
Interest-bearing NOW accounts	284,583	24.13	0.77	311,886	29.71	1.55	282,670	25.82	2.42
Certificates of deposit	421,640	35.75	2.69	324,239	30.88	3.42	328,371	30.00	4.48

Total deposits	$1,179,330	100.00%		$1,049,869	100.00%		$1,094,723	100.00%

The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2009.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$70,823	$62,294	$76,654	$52,720	$262,491
Certificates of deposit of $100,000 or more	23,560	43,826	50,420	23,338	141,144

Total certificates of deposit	$94,383	$106,120	$127,074	$76,058	$403,635

Borrowings. Our borrowings consist primarily of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of year	$50,784	$200,350	$96,433
Average balance during year	101,785	110,039	104,782
Maximum outstanding at any month end	141,970	200,350	139,366
Weighted average interest rate at end of year	2.44%	1.33%	4.71%
Average interest rate during year	2.02%	3.30%	4.64%

At December 31, 2009, we had the ability to borrow an additional $257.9 million under our credit facilities with the FHLBC. Furthermore, we had unpledged securities that could be used to support in excess of $27.0 million of additional FHLBC borrowings.

At December 31, 2009, we had a pre-approved overnight federal funds borrowing capacity of $28.0 million and a line of credit with the Federal Reserve Bank of Chicago for $574,000. At December 31, 2009, there were no outstanding federal funds borrowings and there was no outstanding balance on the line of credit.

Statement of Operating Results for the Years Ended December 31, 2009, 2008 and 2007

Net Income

Comparison of Year 2009 to 2008. We recorded a net loss of $738,000 for the year ended December 31, 2009, compared to net loss of $19.4 million for the year ended December 31, 2008. The net loss for 2009 was attributable in substantial part to the combined impact of an $8.8 million provision for loan losses, a $401,000 pre-tax impairment loss on our Freddie Mac preferred stocks, and a $998,000 pre-tax loss that we recognized upon the subsequent sale of these securities. In addition, we recorded a $2.2 million expense, compared to $162,000 in 2008, for FDIC quarterly and special assessments in 2009 due to the combined effect of the FDIC’s increase it its quarterly assessment rate, the FDIC’s imposition of a special assessment against all insured depository institutions and the full utilization of the FDIC assessment credits that we previously had available to offset or reduce FDIC quarterly assessments. The impact of these items was partially offset by a $1.3 million gain that we recognized on the sale of our merchant processing operations in 2009. The net loss for 2008 was primarily due to a $35.9 million pre-tax impairment loss that we recorded on our Freddie Mac preferred stocks. Our loss per share of common stock for year ended December 31, 2009 was $0.04 per share, compared to a loss of $0.98 per share for the year ended December 31, 2008.

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

Net Interest Income

Comparison of Year 2009 to 2008. Net interest income increased by $1.3 million, or 2.4%, to $53.6 million for the year ended December 31, 2009, from $52.3 million for the year ended December 31, 2008. Our net interest rate spread improved by one basis point to 3.36% for the year ended December 31, 2009, from 3.35% for the year ended December 31, 2008. Our net interest margin decreased by 19 basis points to 3.69% for the year ended December 31, 2009, from 3.88% for the year ended December 31, 2008. Our average interest-earning assets increased $102.2 million to $1.451 billion in 2009, from $1.349 billion in 2008, and our average interest-bearing liabilities increased $120.6 million to $1.176 billion in 2009, from $1.055 billion in 2008.

Interest income decreased by $3.9 million, or 5.0%, to $74.0 million for the year ended December 31, 2009, from $78.0 million for the year ended December 31, 2008. The decrease in interest income resulted primarily from a 68 basis point decrease in the average yield on interest earning assets to 5.10% for the year ended December 31, 2009, from 5.78% for the year ended December 31, 2008. This decrease was partially offset by a $102.2 million increase in total average interest-earning assets to $1.451 billion for the year ended December 31, 2009, from $1.349 billion for the year ended December 31, 2008.

Interest income on loans, the most significant portion of interest income, decreased by $4.8 million, or 6.5%, to $69.2 million for the year ended December 31, 2009, from $74.0 million for the year ended December 31, 2008. Interest income on loans and the average yield on loans were reduced by a net increase of $1.7 million in the reserve for uncollected interest that we established for loans that were placed on nonaccrual status during the year ended December 31, 2009. This increase accounts for 34.4% of the decrease in interest income from loans. In addition, the average yield on loans decreased 52 basis points to 5.44% for the year ended December 31, 2009, from 5.96% for the year ended December 31, 2008. These decreases were partially offset by a $29.5 million, or 2.4%, increase in the average balance of loans outstanding to $1.271 billion for the year ended December 31, 2009, from $1.242 billion for the year ended December 31, 2008.

Interest income on securities increased $955,000, or 24.7%, to $4.8 million for the year ended December 31, 2009, from $3.9 million for the year ended December 31, 2008. The increase in interest income on securities resulted primarily from a $29.5 million, or 35.0%, increase in the average balance of securities to $112.7 million for the year ended December 31, 2009, from $83.5 million for the year ended December 31, 2008. This increase was partially offset by a 35 basis point decrease in the average yield on securities to 4.28% for the year ended December 31, 2009, from 4.63% for the year ended December 31, 2008.

The FHLBC did not pay dividends on it common stock in 2009 or 2008.

Interest income on interest-bearing deposits in other financial institutions increased $7,000, or 6.0%, to $123,000 for the year ended December 31, 2009, from $116,000 for the year ended December 31, 2008. The increase was primarily due to a $43.5 million increase in the average balance of our interest bearing deposits to $52.0 million for the year ended December 31, 2009, from $8.5 million for 2008. This increase was partially offset by a decrease of 113 basis points in the average yield on our interest-bearing deposits to 0.24% for the year ended December 31, 2009, from 1.37% for the year ended December 31, 2008.

Interest expense decreased by $5.1 million, or 19.9%, to $20.6 million for the year ended December 31, 2009, from $25.7 million for the year ended December 31, 2008. The decrease was due to decreased interest expense on deposits and borrowings.

Interest expense on deposits decreased by $3.5 million, or 16.0%, to $18.5 million for the year ended December 31, 2009, from $22.0 million for the year ended December 31, 2008. The decrease in interest expense on deposits was primarily due to a 61 basis point decrease in the average rates paid on deposits, partially offset by a $128.8 million, or 13.6%, net increase in the average balance of deposits. The average cost of deposits was 1.72% for the year ended December 31, 2009, compared to 2.33% for the year ended December 31, 2008. The average rate on savings accounts decreased 22 basis points to 0.51% from 0.73%. On a year over year basis, the average cost of money market accounts decreased 90 basis points to 1.66%, from 2.56%, the average cost of NOW accounts decreased 78 basis points to 0.77%, from 1.55%, and the average cost of certificates of deposit decreased 73 basis points to 2.69% from 3.42%. The average balances of money market accounts increased $59.7 million, or 28.3%, and the average balance of certificates of deposit increased $97.4 million, or 30.0%, for the year ended December 31, 2009. These increases were partially offset by a decrease in the average balances of NOW accounts of $27.3 million, or 8.8%, and a decrease in the average balances of savings accounts of $984,000, or 1.0% for the year ended December 31, 2009.

Interest expense on borrowings decreased by $1.6 million, or 43.4%, to $2.1 million for the year ended December 31, 2009, from $3.6 million for the year ended December 31, 2008. This decrease was due in substantial part to a 128 basis point decrease in the average cost of such borrowings to 2.02% for the year ended December 31, 2009, from 3.30% for the year ended December 31, 2008, and a decrease in the average balance of borrowings of $8.3 million, or 7.5%, to $101.8 million at December 31, 2009, from $110.0 million at December 31, 2008.

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

Interest income on securities decreased $1.2 million, or 23.0%, to $3.9 million for the year ended December 31, 2008, from $5.1 million for the year ended December 31, 2007. The decrease in interest income from securities was due in substantial part to Freddie Mac’s suspension of dividends on its preferred stocks beginning in the third quarter of 2008. Interest income for the year ended December 31, 2007 included $2.4 million in dividends on our investment in Freddie Mac preferred stock, compared to $1.0 million in 2008.

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

Interest expense on deposits decreased by $11.4 million, or 34.1%, to $22.0 million for the year ended December 31, 2008, from $33.4 million for the year ended December 31, 2007. The decrease in interest expense on deposits was primarily due to a 109 basis point decrease in the average rates paid on deposits, and a $33.0 million, or 3.4%, net decrease in the average balance of deposits. The average balance of money market accounts decreased $49.4 million, or 19.0%, for the year ended December 31, 2008, due primarily to our decision to encourage, through pricing changes, the migration of indexed money market accounts to other account types. The average balances of savings accounts decreased $8.7 million, or 8.1%, and the average balances of certificates of deposit decreased $4.1 million, or 1.3%, respectively, for the year ended December 31, 2008. These decreases were partially offset by a $29.2 million, or 10.3%, increase in the average balance of NOW accounts. The average cost of deposits was 2.33% for the year ended December 31, 2008, compared to 3.42% for the year ended December 31, 2007. The average rate on savings accounts decreased five basis points to 0.73% from 0.78%. On a year over year basis, the average cost of money market accounts decreased 169 basis points to 2.56%, from 4.25%, the average cost of NOW accounts decreased 87 basis points to 1.55%, from 2.42%, and the average cost of certificates of deposit decreased 106 basis points to 3.42% from 4.48%.

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

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and expenses, discounts and premiums, purchase accounting adjustments that are amortized or accreted to interest income or expense.

	Years Ended December 31,
	2009			2008			2007
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)

Interest-earning Assets:
Loans	$1,271,024	$69,170	5.44%	$1,241,518	$73,983	5.96%	$1,297,299	$85,601	6.60%
Securities	112,645	4,816	4.28	83,455	3,861	4.63	86,946	5,056	5.82
Stock in FHLBC	15,598	—	—	15,598	—	—	15,598	359	2.30
Other	52,032	123	0.24	8,487	116	1.37	18,245	937	5.14

Total interest-earning assets	1,451,299	74,109	5.110	1,349,058	77,960	5.78	1,418,088	91,953	6.48

Noninterest-earning assets	115,876			113,957			114,668

Total assets	$1,567,175			$1,463,015			$1,532,756

Interest-bearing Liabilities:
Savings deposits	$97,187	495	0.51	$98,171	715	0.73	$106,870	833	0.78
Money market accounts	270,583	4,503	1.66	210,857	5,397	2.56	260,256	11,072	4.25
NOW accounts	284,583	2,178	0.77	311,886	4,844	1.55	282,670	6,837	2.42
Certificates of deposit	421,640	11,325	2.69	324,239	11,077	3.42	328,371	14,704	4.48

Total deposits	1,073,993	18,501	1.72	945,153	22,033	2.33	978,167	33,446	3.42
Borrowings	101,785	2,056	2.02	110,039	3,634	3.30	104,782	4,858	4.64

Total interest-bearing liabilities	1,175,778	20,557	1.75	1,055,192	25,667	2.43	1,082,949	38,304	3.54

Noninterest-bearing deposits	105,337			104,716			116,556
Noninterest-bearing liabilities	19,288			19,447			21,831

Total liabilities	1,300,403			1,179,355			1,221,336
Equity	266,772			283,660			311,420

Total liabilities and equity	$1,567,175			$1,463,015			$1,532,756

Net interest income		$53,552			$52,293			$53,649

Net interest rate spread (1)			3.36%			3.35%			2.94%
Net interest-earning assets (2)	$275,521			$293,866			$335,139

Net interest margin (3)			3.69%			3.88%			3.78%

Ratio of interest-earning assets to interest-bearing liabilities	123.43%			127.85%			130.95%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

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

	Years Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$1,725	$(6,538)	$(4,813)	$(3,571)	$(8,047)	$(11,618)
Securities	1,266	(311)	955	(196)	(999)	(1,195)
Stock in FHLBC	—	—	—	—	(359)	(359)
Other	171	(164)	7	(346)	(475)	(821)

Total interest-earning assets	3,162	(7,013)	(3,851)	(4,113)	(9,880)	(13,993)

Interest-bearing liabilities:
Savings deposits	(7)	(213)	(220)	(65)	(53)	(118)
Money market accounts	1,289	(2,183)	(894)	(1,831)	(3,844)	(5,675)
NOW accounts	(392)	(2,274)	(2,666)	650	(2,644)	(1,994)
Certificates of deposit	2,912	(2,664)	248	(183)	(3,443)	(3,626)
Borrowings	(255)	(1,323)	(1,578)	233	(1,457)	(1,224)

Total interest-bearing liabilities	3,547	(8,657)	(5,110)	(1,196)	(11,441)	(12,637)

Change in net interest income	$(385)	$1,644	$1,259	$(2,917)	$1,561	$(1,356)

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

Comparison of Year 2009 to 2008. We recorded a provision for loan losses of $8.8 million for the year ended December 31, 2009, compared to a provision for loan losses of $5.1 million for the year ended December 31, 2008. The 2009 provision for loan losses reflects a $2.4 million increase in the specific portion of the allowance for loan losses that we allocate to impaired loans, a $1.5 million increase in the general portion of the allowance for loan losses, and $4.9 million in net charge offs. We increased the general portion of the allowance by $1.5 million based on the continued deterioration in national and local economic risk factors included in our model for determining the proper level of general reserves.

Net loan charge-offs for 2009 were $4.9 million, or 0.39% of average loans, compared to $1.4 million, or 0.11% of average loans, in 2008. Our allowance for loan losses was $18.6 million, or 1.51% of total loans, at December 31, 2009, compared to $14.7 million, or 1.15% of total loans, at December 31, 2008. The allowance for loan losses represented 37.6% of nonperforming loans at December 31, 2009. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Comparison of Year 2008 to 2007. We recorded a provision for loan losses of $5.1 million for the year ended December 31, 2008, compared to a provision for loan losses of $697,000 for the year ended December 31, 2007. The 2008 provision for loan losses reflects a $1.8 million increase in the general portion of the allowance for loan losses, a $1.9 million increase in the specific portion of the allowance for loan losses that we allocate to impaired loans, and $1.4 million in net charge offs. Of the net $1.9 million increase in the specific allocations to impaired loans, $1.1 million relates to the loan obligations of the estate of a deceased construction loan borrower and $714,000 relates to two healthcare-related real estate loans.

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

Noninterest Income

	Years Ended December 31,			Change
	2009	2008	2007	2009/2008	2008/2007
	(Dollars in thousands)

Noninterest Income:
Deposit service charges and fees	$3,363	$3,571	$3,606	$(208)	$(35)
Other fee income	1,816	1,944	1,939	(128)	5
Insurance commissions and annuities income	715	794	1,007	(79)	(213)
Gain on sale of loans, net	699	118	126	581	(8)
Gain (loss) on sales of securities	(988)	1,385	399	(2,373)	986
Gain on unredeemed VISA stock	—	1,240	—	(1,240)	1,240
Gain (loss) on disposition of premises and equipment	(40)	(302)	9	262	(311)
Loan servicing fees	653	771	811	(118)	(40)
Amortization and impairment of servicing assets	(446)	(524)	(396)	78	(128)
Earnings (loss) on bank owned life insurance	(20)	586	585	(606)	1
Other	1,487	835	1,579	652	(744)

Total noninterest income	$7,239	$10,418	$9,665	$(3,179)	$753

Comparison of Year 2009 to 2008. Our noninterest income decreased by $3.2 million to $7.2 million for the year ended December 31, 2009, from $10.4 million for the year ended December 31, 2008. Our noninterest income for 2009 included a $988,000 pre-tax loss relating to the sale of our Freddie Mac preferred stocks, compared to $2.6 million in pre-tax gains relating to the redeemed and unredeemed shares of Visa, Inc. Class B common stock that were allocated to us in the initial public offering that Visa, Inc. conducted in March of 2008. Additional factors affecting the change in noninterest income from year to year included a $208,000, or 5.8%, decrease in deposit service charges and fees to $3.3 million, from $3.6 million for 2008. Other fee income decreased $128,000, or 6.6%, to $1.8 million, compared to $1.9 million for 2008. Income from insurance commissions and annuities decreased by $79,000, or 10.0%, to $715,000 for the year ended December 31, 2009, compared to $794,000 for 2008, due to decreased sales activity. Gains on sale of loans increased by $581,000 to $699,000, compared to $118,000 for 2008. We recognized a net loss of $40,000 on the disposition of premises and equipment during 2009, compared to a net loss of $302,000 in 2008. Loan servicing fees decreased $118,000, or 15.3%, to $653,000 for the year ended December 31, 2009, from $771,000 for 2008. Mortgage servicing rights amortization expense increased $68,000 or 16.4%, to $482,000 for the year ended December 31, 2009, compared to $414,000 for 2008. We recorded a reserve recovery of $36,000 on our mortgage servicing rights in 2009, compared to a $110,000 reserve that we recorded for 2008. Bank-owned life insurance produced a loss of $20,000 for 2009, compared to income of $586,000 for 2008, due to our decision to temporarily move investable policy funds into a low-yielding money market sub-account at the end of 2008 as a means of protecting the underlying value of the policy. Other income totaled $1.5 million for the year ended December 31, 2009, compared to $835,000 for 2008, due primarily to the recording of a $1.3 million gain on the sale of our merchant processing operations in the fourth quarter of 2009.

Comparison of Year 2008 to 2007. Our noninterest income increased by $753,000 to $10.4 million for the year ended December 31, 2008, from $9.7 million for the year ended December 31, 2007. Income from insurance commissions and annuities decreased by $213,000, or 21.2%, to $794,000 for the year ended December 31, 2008, compared to $1.0 million for 2007, due to decreased sales activity. Noninterest income for 2008 included $2.6 million in pre-tax gains relating to the redeemed and unredeemed shares of Visa, Inc. Class B common stock that were allocated to us in the initial public offering that Visa, Inc. conducted in March of 2008. Gains on sale of securities amounted to $399,000 for the year ended December 31, 2007. We recognized a $302,000 net loss on the disposition of premises and equipment during 2008, compared to a $9,000 net gain in 2007. Loan servicing fees decreased $40,000, or 4.9%, to $771,000 for the year ended December 31, 2008, from $811,000 for 2007. Mortgage servicing rights amortization expense increased $18,000 or 4.6%, to $414,000 for the year ended December 31, 2009, compared to $396,000 for the same period in 2008. We recorded a $110,000 valuation reserve for the year ended December 31, 2008 based on accelerating prepayment speeds. No mortgage servicing rights valuation reserve was established for 2007. Other income totaled $835,000 for the year ended December 31, 2008, compared to $1.6 million for 2007, due in substantial part to the decrease in title insurance agency commissions and fees that resulted from the sale of our title insurance agency business in March of 2008.

Noninterest Expense

	Years Ended December 31,			Change
	2009	2008	2007	2009/2008	2008/2007
	(Dollars in thousands)

Noninterest Expense:
Compensation and benefits	$29,046	$30,535	$32,276	$(1,489)	$(1,741)
Office occupancy and equipment	6,845	6,874	5,949	(29)	925
Advertising and public relations	1,321	1,361	1,412	(40)	(51)
Information technology	3,637	3,662	3,241	(25)	421
Supplies, telephone and postage	1,819	2,070	2,109	(251)	(39)
Amortization of intangibles	1,690	1,784	1,879	(94)	(95)
Operations of real estate owned	1,273	434	17	839	417
Visa litigation	—	—	1,240	—	(1,240)
Loss on impairment of securities	401	35,919	—	(35,518)	35,919
Loss on early extinguishment of borrowings	—	1,975	—	(1,975)	1,975
FDIC insurance premiums	2,225	162	133	2,063	29
Other	4,474	4,280	4,243	194	37

Total noninterest expense	$52,731	$89,056	$52,499	$(36,325)	$36,557

Comparison of Year 2009 to 2008. For the year ended December 31, 2009, noninterest expense decreased by $36.3 million, or 40.8%, to $52.7 million, from $89.1 million for the year ended December 31, 2008. Noninterest expense for 2008 included a $35.9 million pre-tax impairment loss that we recorded on our holdings of Freddie Mac preferred stocks and a $2.0 million pre-tax expense that we recorded in connection with the prepayment of a $25 million FHLBC term advance. Additional factors affecting the change in noninterest expense from year to year included a $1.5 million, or 4.9%, decrease in compensation expense to $29.0 million for the year ended December 31, 2009, from $30.5 million for the year ended December 31, 2008. The decrease was due in part to a decrease of 21 full-time equivalent employees from 393 in 2008 to 372 in 2009, resulting from the implementation of functional staffing reviews. Expense relating to equity-based compensation and benefits totaled $3.0 million in 2009, compared to $4.6 million during 2008. Supplies, telephone and postage expenses decreased $251,000, or 12.1%, to $1.8 million, and intangible amortization expense decreased by $94,000. These expense reductions were partially offset by an increase in our net expense from real estate owned operations to $1.3 million for the year ended December 31, 2009, compared to $434,000 for 2008. Net operations from real estate owned for the current year included $973,000 in write-downs or losses on real estate owned, compared to $289,000 in write-downs or losses in 2008. Our expense for FDIC deposit insurance increased to $2.2 million during the year ended December 31, 2009, compared to $162,000 during the same period of 2008. The increase in our expense for FDIC deposit insurance was due to the combined effect of the FDIC’s increase in its quarterly assessment rate, the FDIC’s imposition of a special assessment against all insured depository institutions and the full utilization of the FDIC assessment credits that we previously had available to offset or reduce FDIC quarterly assessments. Other expenses increased by $194,000, or 4.5%, to $4.5 million in 2009.

Comparison of Year 2008 to 2007. For the year ended December 31, 2008, noninterest expense increased by $36.6 million, or 69.6%, to $89.1 million, from $52.5 million for the year ended December 31, 2007. The increase was primarily due to a $35.9 million pre-tax impairment loss that we recorded on our holdings of Freddie Mac preferred stocks and a $2.0 million pre-tax expense that we recorded in connection with the prepayment of a $25 million FHLBC term advance. Compensation expense decreased by $1.7 million, or 5.4%, to $30.5 million for the year ended December 31, 2008, from $32.3 million for the year ended December 31, 2007. The decrease was due in part to a decrease of 32 full time equivalent employees from 425 in 2007 to 393 in 2008, resulting from the implementation of functional staffing reviews and the sale of our title insurance agency business. Expense relating to equity-based compensation and benefits totaled $4.6 million in 2008, compared to $5.1 million during 2007. Occupancy and equipment increased $925,000, or 15.5%, to $6.9 million for 2008, from to $5.9 million for 2007, due in substantial part to the write-off of $277,000 in feasibility and design costs related to a possible remodeling project and repair work performed at several branches, and $179,000 related to the establishment of our fully automated Express Branch facilities. Information technology expenses increased by $421,000, or 13.0%, to $3.7 million for 2008, compared to $3.2 million for 2007, primarily due to increased system maintenance costs and software upgrades. Intangible amortization expense decreased by $95,000, or 5.1% to $1.8 million for the year ended December 31, 2008. Net expense from real estate owned operations was $434,000 for the year ended December 31, 2008, compared to $17,000 for the same period in 2007. Net operations from real estate owned for the current year included $289,000 in write-downs or losses on real estate owned, compared to none in 2007. Other expenses increased by $37,000, or 0.9%, to $4.3 million in 2008.

Income Tax Expense

Comparison of Year 2009 to 2008. For the year ended December 31, 2009, we recorded an income tax benefit of $13,000, compared to an income tax benefit of $12.0 million for the year ended December 31, 2008. For 2009, the difference between the GAAP basis (fair market value at the date of grant) and the tax basis (fair market value at the date of vesting) of equity based compensation granted in prior years reduced our income tax benefit. The income tax benefit for 2008 was primarily due to the impairment loss that we recorded on our Freddie Mac preferred stocks.

Comparison of Year 2008 to 2007. For the year ended December 31, 2008, we recorded an income tax benefit of $12.0 million, compared to income tax expense of $3.0 million for the year ended December 31, 2007, primarily due to the impairment loss that we recorded on our Freddie Mac preferred stocks in 2008. The effective tax rate for 2007 was 29.3%. Items that caused the effective tax rate to be less than the statutory tax rate included the dividends received deduction on preferred stock dividends received, income earned on bank owned life insurance and interest income on municipal bonds and municipal loans, respectively.

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

Management of Interest Rate Risk

Qualitative Analysis. A significant form of market risk is interest rate risk. Interest rate risk results from timing differences in the maturity or repricing of our assets, liabilities and off balance sheet contracts (i.e., forward loan commitments), the effect of loan prepayments and deposit withdrawals, the difference in the behavior of lending and funding rates arising from the use of different indices and “yield curve risk” arising from changing rate relationships across the spectrum of maturities for constant or variable credit risk investments. In addition to directly affecting net interest income, changes in market interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancings, the carrying value of investment securities classified as available-for-sale and the flow and mix of deposits.

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

Quantitative Analysis. The following table sets forth, as of December 31, 2009, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the US Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (decrease) in NPV		Decrease in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent

+400	$9,241	3.82%	$(3,943)	(7.27)%
+300	6,677	2.76	(2,941)	(5.42)
+200	4,650	1.92	(2,063)	(3.80)
+100	2,942	1.22	(1,078)	(1.99)
0	—	—	—	—

The Company has opted not to include an estimate for a decrease in rates at December 31, 2009 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at December 31, 2009, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 1.92% increase in NPV and a $2.1 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income requires that we make certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The NPV and net interest income table presented above assumes that the composition of our interest-rate-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment or sale of one-to-four family residential mortgage loans, the origination for investment of multi-family mortgage, nonresidential real estate, commercial leases, construction and land, and commercial loans and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2009, 2008 and 2007, our loans originated for sale totaled $40.8 million, $23.4 million and $26.6 million, respectively. During the years ended December 31, 2009, 2008 and 2007, our loans originated for investment totaled $796.3 million, $818.7 million and $752.8 million, respectively. Purchases of loans totaled $19.4 million, $12.7 million and $3.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. There were no purchases of securities for the years ended December 31, 2009 and 2007, compared to $103.0 million for the year ended December 31, 2008.

These activities were funded primarily by principal repayments on loans and securities, and the sale of loans and securities. During the years ended December 31, 2009, 2008 and 2007, principal repayments on loans totaled $852.1 million, $810.6 million and $807.7 million, respectively. During the years ended December 31, 2009, 2008 and 2007, principal repayments on securities totaled $22.7 million, $9.1 million and $5.9 million, respectively. During the years ended December 31, 2009, 2008 and 2007, proceeds from maturities on securities totaled $1.9 million, $16.1 million and $46.7 million, respectively. During the years ended December 31, 2009, 2008 and 2007, the proceeds from the sale of loans totaled $42.4 million, $22.8 million and $26.9 million, respectively. In addition, during the year ended December 31, 2007 we securitized $23.5 million of conforming adjustable-rate residential mortgage loans.

Loan origination commitments totaled $11.2 million at December 31, 2009, and consisted of $2.3 million of fixed-rate loans and $8.9 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers totaled $149.8 million and $2.2 million, respectively, at December 31, 2009. At December 31, 2009, commitments to sell mortgages totaled $1.3 million.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other terms and conditions on deposit products offered by our banking competitors, and other factors. We had net deposit increase of $163.5 million for the year ended December 31, 2009, compared to net outflows of $3.8 million and $56.0 million for the years ended December 31, 2008 and 2007, respectively. At times during recent periods, we have not actively competed for higher cost deposit accounts, including certificates of deposit, choosing instead to fund loan growth from the loan and lease repayments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2009 totaled $327.6 million. Based upon prior experience and our current pricing strategy, we believe that we will retain a significant portion of these deposits upon their maturities.

We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances, of which $43.6 million were outstanding at December 31, 2009. At December 31, 2009 we had the ability to borrow an additional $257.9 million under our credit facilities with the FHLBC. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $27.0 million. Finally, at December 31, 2009 we had available pre-approved overnight federal funds borrowing lines of $28.0 million and a line of credit available with the Federal Reserve Bank of Chicago of $574,000. At December 31, 2009, there was no outstanding balance on these credit lines.

We minimize the funds required to originate one-to-four family residential mortgage loans in two ways. We sell in the secondary market virtually all of our eligible fixed-rate one-to-four family residential mortgage loans. From time to time, we also securitize the conforming adjustable-rate one-to-four family residential mortgage loans that we originate and hold the securities we receive in exchange. The resulting mortgage-backed securities that we retain on our balance sheet can be sold more readily to meet our liquidity or interest rate management needs. Because the securities carry a lower risk-weighting than the underlying loans, the securitizations also lower our regulatory capital requirements. During 2009, we did not securitize any loans.

Liquidity Management - Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $25.8 million of cash and cash equivalents and periodic cash dividends from the Bank.

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

During 2009, we used $2.5 million of existing cash and cash equivalents to repurchase shares of our common stock and $6.0 million of existing cash and cash equivalents to pay cash dividends to our stockholders.

As of December 31, 2009, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of December 31, 2009, we had no other material commitments for capital expenditures.

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

At year-end, actual capital ratios and minimum required ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions

December 31, 2009
Total capital (to risk-weighted assets)	16.40%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	15.31	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.44	4.00	5.00

December 31, 2008
Total capital (to risk-weighted assets)	14.69%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	13.79	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.08	4.00	5.00

See Note 11 – Regulatory Matters in our Consolidated Financial Statements for a reconciliation of the Bank’s equity under GAAP to regulatory capital.

As of December 31, 2009 and 2008, the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s capitalization category.

Capital Management - Company. On June 23, 2005, the Company completed its mutual-to-stock conversion and sold 24,466,250 shares of common stock in a subscription offering at $10.00 per share and raised $240.3 million in offering proceeds, net of offering expenses. The Company contributed $120.9 million of the net proceeds to the Bank, paid off $30 million of term borrowings, loaned $19.6 million to our ESOP and retained the remaining net proceeds of $72 million. As a result of the offering, the Company has capital levels substantially above those required to support the current size and risk profile of the Company and its subsidiary, the Bank.

Total stockholders’ equity totaled $263.6 million at December 31, 2009, compared to $266.8 million at December 31, 2008. The decrease on total stockholders’ equity was primarily due to our repurchase of 277,800 shares of our common stock at an aggregate cost of $2.5 million, the declaration and payment of cash dividends totaling $6.0 million, and a $738,000 net loss that we recorded for 2009. These items were partially offset by a $2.5 million increase in accumulated other comprehensive income, and a $3.5 million increase in additional paid in capital resulting from the vesting of stock-based compensation and ESOP shares earned.

The OTS has no specific quantitative capital regulations for savings and loan holding companies on either a consolidated or unconsolidated basis. There are several capital measurements that the OTS uses to evaluate the adequacy of a savings and loan holding company’s capital. One measurement is the tangible capital ratio. The tangible capital ratio (the ratio of tangible capital to tangible total assets (stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets)) for the Company on a consolidated basis measures the percentage of consolidated tangible equity capital supporting our consolidated tangible total assets. The Company’s tangible capital ratio was 15.14% at December 31, 2009, compared to 15.48% at December 31, 2008.

As stated in our Prospectus dated April 15, 2005, our strategy for utilizing the capital raised in the offering encompasses several components, including debt reduction, funding our ESOP, financing acquisitions, paying dividends to stockholders, repurchasing shares of our common stock and for other general corporate purposes.

Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The repurchase authorization will expire on May 17, 2010, unless extended by the Board of Directors. As of December 31, 2009, the Company had repurchased 3,882,723 shares of its common stock out of the 5,047,423 shares that have been authorized for repurchase.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans that we make. Although we consider commitments to extend credit in determining our allowance for loan losses, at December 31, 2009, we had made no provision for losses on commitments to extend credit, and had no specific or general allowance for losses on such commitments, as we have had no historical loss experience with commitments to extend credit and we believed that no probable and reasonably estimable losses were inherent in our portfolio as a result of our commitments to extend credit. For additional information, see Note 14, “Loan Commitments and Other Off-Balance Sheet Activities,” to our Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2009. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)

Certificates of deposit	$327,577	$69,758	$6,300	$—	$403,635
Borrowings	34,784	13,000	3,000	—	50,784
Standby letters of credit	2,005	165	—	—	2,170
Operating leases	533	937	881	6,982	9,333

Total	$364,899	$83,860	$10,181	$6,982	$465,922

Commitments to extend credit	$161,036	$—	$—	$—	$161,036

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operation” - Management of Interest Rate Risk.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2009, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying statements of financial condition of BankFinancial Corporation (the Company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BankFinancial Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Oak Brook, Illinois

March 5, 2010

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2009 and 2008

(In thousands, except share and per share data)

	December 31,	December 31,
	2009	2008
ASSETS
Cash and due from other financial institutions	$20,355	$29,213
Interest-bearing deposits in other financial institutions	87,843	116

Cash and cash equivalents	108,198	29,329
Securities, at fair value	102,126	124,919
Loans held-for-sale	—	872
Loans receivable, net of allowance for loan losses:
December 31, 2009, $18,622; and December 31, 2008, $14,746	1,218,467	1,267,968
Real estate owned	4,084	955
Stock in Federal Home Loan Bank, at cost	15,598	15,598
Premises and equipment, net	34,614	34,565
Accrued interest receivable	6,111	6,732
Goodwill	22,566	22,566
Core deposit intangible	4,295	5,985
Bank owned life insurance	20,151	20,171
FDIC prepaid expense	6,777	—
Income tax receivable	11,729	1,361
Other assets	12,174	23,680

Total assets	$1,566,890	$1,554,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	1,233,395	1,069,855
Borrowings	50,784	200,350
Advance payments by borrowers taxes and insurance	8,052	8,104
Accrued interest payable and other liabilities	11,056	9,601

Total liabilities	1,303,287	1,287,910

Commitments and contingent liabilities

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; shares issued at December 31, 2009, 21,416,377; and at December 31, 2008, 21,694,177	214	217
Additional paid-in capital	195,177	195,119
Retained earnings	81,531	88,279
Unearned Employee Stock Ownership Plan shares	(15,169)	(16,148)
Accumulated other comprehensive income (loss)	1,850	(676)

Total stockholders’ equity	263,603	266,791

Total liabilities and stockholders’ equity	$1,566,890	$1,554,701

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2009, 2008, and 2007

(In thousands, except per share data)

	2009	2008	2007

Interest and dividend income
Loans, including fees	$69,170	$73,983	$85,601
Securities	4,816	3,861	5,056
Other	123	116	1,296

Total interest income	74,109	77,960	91,953

Interest expense
Deposits	18,501	22,033	33,446
Borrowings	2,056	3,634	4,858

Total interest expense	20,557	25,667	38,304

Net interest income	53,552	52,293	53,649

Provision for loan losses	8,811	5,092	697

Net interest income after provision for loan losses	44,741	47,201	52,952

Noninterest income
Deposit service charges and fees	3,363	3,571	3,606
Other fee income	1,816	1,944	1,939
Insurance commissions and annuities income	715	794	1,007
Gain on sale of loans, net	699	118	126
Gain (loss) on sale of securities	(988)	1,385	399
Gain on unredeemed VISA stock	—	1,240	—
Gain (loss) on disposition of premises and equipment	(40)	(302)	9
Loan servicing fees	653	771	811
Amortization and impairment of servicing assets	(446)	(524)	(396)
Earnings (loss) on bank owned life insurance	(20)	586	585
Other	1,487	835	1,579

Total noninterest income	7,239	10,418	9,665

Noninterest expense
Compensation and benefits	29,046	30,535	32,276
Office occupancy and equipment	6,845	6,874	5,949
Advertising and public relations	1,321	1,361	1,412
Information technology	3,637	3,662	3,241
Supplies, telephone, and postage	1,819	2,070	2,109
Amortization of intangibles	1,690	1,784	1,879
Operations of real estate owned	1,273	434	17
VISA litigation	—	—	1,240
Loss on impairment of securities	401	35,919	—
Loss on early extinguishment of borrowings	—	1,975	—
FDIC insurance premiums	2,225	162	133
Other	4,474	4,280	4,243

Total noninterest expense	52,731	89,056	52,499

Income (loss) before income taxes	(751)	(31,437)	10,118

Income tax expense (benefit)	(13)	(12,048)	2,963

Net income (loss)	$(738)	$(19,389)	$7,155

Basic earnings (loss) per common share	$(0.04)	$(0.98)	$0.35

Diluted earnings (loss) per common share	$(0.04)	$(0.98)	$0.35

Weighted average common shares outstanding	19,698,074	19,818,895	20,659,587
Diluted weighted average common shares outstanding	19,698,074	19,818,895	20,659,587

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2009, 2008, and 2007

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Loss
Balance at December 31, 2006	$243	$227,741	$113,128	$(18,105)	$3,008	$326,015
Comprehensive loss:
Net income	—	—	7,155	—	—	7,155	$7,155
Change in other comprehensive income (loss), net of tax effects	—	—	—	—	(7,218)	(7,218)	(7,218)

Total comprehensive loss							$(63)

Purchase and retirement of common stock (2,077,923 shares)	(21)	(33,936)	—	—	—	(33,957)
Nonvested stock awards:
Issuance of shares of restricted stock (17,450 shares)	—	—	—	—	—	—
Stock-based compensation expense	—	4,075	—	—	—	4,075
Cash dividends declared on common stock ($0.28 per share)	—	—	(6,481)	—	—	(6,481)
ESOP shares earned	—	569	—	979	—	1,548

Balance at December 31, 2007	$222	$198,449	$113,802	$(17,126)	$(4,210)	$291,137
Comprehensive loss:
Net loss	—	—	(19,389)	—	—	(19,389)	$(19,389)
Change in other comprehensive loss, net of tax effects	—	—	—	—	3,534	3,534	3,534

Total comprehensive loss							$(15,855)

Purchase and retirement of common stock (549,700 shares)	(5)	(7,732)	—	—	—	(7,737)
Nonvested stock awards-stock-based compensation expense	—	4,383	—	—	—	4,383
Cash dividends declared on common stock ($0.28 per share)	—	—	(6,134)	—	—	(6,134)
ESOP shares earned	—	19	—	978	—	997

Balance at December 31, 2008	$217	$195,119	$88,279	$(16,148)	$(676)	$266,791

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2009, 2008, and 2007

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Loss
Balance at December 31, 2008	$217	$195,119	$88,279	$(16,148)	$(676)	$266,791
Comprehensive income
Net loss	—	—	(738)	—	—	(738)	$(738)
Change in other comprehensive income, net of tax effects	—	—	—	—	2,526	2,526	2,526

Total comprehensive income							$1,788

Purchase and retirement of common stock (277,800 shares)	(3)	(2,488)	—	—	—	(2,491)
Nonvested stock awards-stock-based compensation expense	—	2,556	—	—	—	2,556
Cash dividends declared on common stock ($0.28 per share)	—	—	(6,010)	—	—	(6,010)
ESOP shares earned	—	(10)	—	979	—	969

Balance at December 31, 2009	$214	$195,177	$81,531	$(15,169)	$1,850	$263,603

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008, and 2007

(In thousands)

	2009	2008	2007

Cash flows from operating activities
Net income (loss)	$(738)	$(19,389)	$7,155
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	8,811	5,092	697
ESOP shares earned	969	997	1,548
Stock-based compensation expense	2,556	4,125	4,075
Depreciation and amortization	4,331	3,945	3,863
Amortization of premiums and discounts on securities and loans	(59)	(41)	(314)
Amortization of core deposit and other intangible assets	1,676	1,769	1,874
Amortization and impairment of servicing assets	446	524	396
Net change in net deferred loan origination costs	211	174	338
Net loss on sale of real estate owned	91	253	—
Net gain on sale of loans	(699)	(118)	(126)
Net loss (gain) on sale of securities	988	(1,385)	(399)
Loss on impairment of securities	401	35,919	—
Gain on unredeemed VISA stock	—	(1,240)	—
Net loss (gain) disposition of premises and equipment	40	302	(9)
Loans originated for sale	(40,795)	(23,395)	(26,637)
Proceeds from sale of loans	42,366	22,814	26,888
Net change in:
Deferred income tax	8,854	(14,396)	(438)
Accrued interest receivable	621	358	779
Loss (earnings) on bank owned life insurance	20	(586)	(585)
Other assets	(17,280)	(3,513)	(1,989)
Accrued interest payable and other liabilities	1,455	(792)	623

Net cash from operating activities	14,265	11,417	17,739

Cash flows from investing activities
Securities
Proceeds from sales	967	1,385	399
Proceeds from maturities	1,872	16,113	46,717
Proceeds from principal repayments	22,718	9,051	5,866
Purchases of securities	—	(103,018)	—
Loans receivable
Principal payments on loans receivable	852,140	810,643	807,683
Purchases of loans	(19,423)	(12,680)	(3,848)
Originated for investment	(796,324)	(818,656)	(752,752)
Purchase of bank owned life insurance	—	—	(19,000)
Proceeds from sale of real estate owned	331	2,274	—
Purchase of premises and equipment, net	(3,098)	(3,015)	(2,115)

Net cash from investing activities	59,183	(97,903)	82,950

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008, and 2007

(In thousands)

	2009	2008	2007

Cash flows from financing activities
Net change in deposits	$163,540	$(3,795)	$(55,952)
Net change in advance payments by borrowers for taxes and insurance	(52)	616	(973)
Net change in borrowings	(149,566)	103,917	(41,715)
Repurchase and retirement of common stock	(2,491)	(7,737)	(33,957)
Cash dividends paid on common stock	(6,010)	(6,134)	(6,481)

Net cash from financing activities	5,421	86,867	(139,078)

Net change in cash and cash equivalents	78,869	381	(38,389)

Beginning cash and cash equivalents	29,329	28,948	67,337

Ending cash and cash equivalents	$108,198	$29,329	$28,948

Supplemental disclosures of cash flow information:
Interest paid	$20,767	$25,902	$38,508
Income taxes paid	1,500	3,575	3,492
Loans transferred to real estate owned	5,990	2,967	820
Loans securitized to securities	—	—	23,482
Due to broker	—	—	158

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

Nature of Business: The Company’s revenues, operating income, and assets are primarily from the banking industry. All of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment for financial reporting purposes. Loan origination customers are mainly located in the greater Chicago metropolitan area. To supplement loan originations, the Company purchases mortgage loans. The loan portfolio is concentrated in loans that are primarily secured by real estate.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, mortgage servicing rights, stock-based compensation, impairment of securities and fair value of financial instruments are particularly subject to change.

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

Securities: Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are based on the amortized cost of the security sold. Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In determining if losses are other-than-temporary, management considers: (1) the length of time and extent that fair value has been less than cost or adjusted cost, as applicable, (2) the financial condition and near term prospects of the issuer, and (3) whether the Company has the intent to sell the debt security or it is more likely than not that the Company will be required to sell the debt security before the anticipated recovery.

Federal Home Loan Bank Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLBC stock is carried at cost and classified as a restricted security. Current accounting guidance for FHLBC stock provides that, for impairment testing purposes, the value of long term investments such as our FHLBC common stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. Both cash and stock dividends are reported as income.

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

A loan is impaired when full payment under the loan terms is not expected. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, considering the length of the delay, reasons for the delay and prior experience with the borrower. Multi-family, nonresidential, construction and land, and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Trouble debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the collateral.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mortgage Servicing Rights: Mortgage servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value and gains on sales of loans are recorded in the statement of operations. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the servicing cost per loan, the discount rate, the escrow float rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with amortization and impairment of servicing assets on the statement of operations. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income that is reported on the statement of operations as loan servicing fees is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are not material.

Real Estate Owned: Real estate properties acquired in collection of a loan are initially recorded at fair value less cost to sell at acquisition, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in noninterest expense as operations of real estate owned.

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

Goodwill and Other Intangible Assets: Goodwill resulted from business acquisitions prior to January 1, 2009 and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.

Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. There was no impairment to goodwill for the years ended December 31, 2009, 2008 and 2007.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Bank Owned Life Insurance The Company has purchased life insurance policies on certain key executives. The Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, presuming that a tax examination will occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s financial statements. At December 31, 2009 and 2008 the Company had unrecognized tax benefits of $165,000 and $173,000, respectively. The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State of Illinois. The Company is no longer subject to examination by these taxing authorities for years before 2006. Beginning in 2009, the Company and its subsidiary are subject to income tax of the State of New Jersey. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2009 and 2008, the Company had recorded a cumulative accrual of $27,000 and $25,000, respectively, for potential interest and penalties.

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

Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss) divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings (loss) per common share is net income (loss) divided by the weighted average number of common shares outstanding during the period plus the dilutive effect of restricted stock shares and the additional potential shares issuable under stock options.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements as of December 31, 2009.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These required balances do not earn interest.

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities, which are also recognized as separate components of stockholders’ equity.

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

Adoption of New Accounting Standards

In May 2009, the FASB issued guidance which requires the effects of events that occur subsequent to the balance-sheet date be evaluated through the date the financial statements are either issued or available to be issued. Companies should disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Companies are required to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). Companies are also prohibited from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about those events to be disclosed if the financial statements would otherwise be misleading. This guidance was effective for interim and annual financial periods ending after June 15, 2009 with prospective application. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows as it only required disclosures.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification TM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the statement of operations. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP, effective January 1, 2009, did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The adoption of this update did not have a significant impact to the Company’s financial condition, results of operations or cash flows.

Newly Issued Accounting Standards:

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this update will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this update will not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

	Year Ended December 31,
	2009	2008	2007
Net income (loss) available to common stockholders	$(738)	$(19,389)	$7,155

Average common shares outstanding	21,471,268	21,904,284	23,037,710
Less:
Unearned ESOP shares	(1,554,492)	(1,662,519)	(1,765,359)
Unvested restricted stock shares	(218,702)	(422,870)	(612,764)

Weighted average common shares outstanding	19,698,074	19,818,895	20,659,587

Basic earnings (loss) per common share	$(0.04)	$(0.98)	$0.35

	Year Ended December 31,
	2009	2008	2007
Net income (loss) available to common stockholders	$(738)	$(19,389)	$7,155

Weighted average common shares outstanding	19,698,074	19,818,895	20,659,587
Add - Net effect of dilutive stock options and unvested restricted stock	—	—	—

Weighted average dilutive common shares outstanding	19,698,074	19,818,895	20,659,587

Diluted earnings (loss) per common share	$(0.04)	$(0.98)	$0.35

Number of antidilutive stock options excluded from the diluted earnings per share calculation	2,322,603	2,327,603	1,597,400
Weighted average exercise price of anti-dilutive option shares	$16.51	$16.51	$17.40

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2009
Municipal securities	$1,225	$78	$—	$1,303
Mortgage-backed securities	33,008	1,049	—	34,057
Collateralized mortgage obligations	64,791	1,873	(13)	66,651
SBA-guaranteed loan participation certificates	114	1	—	115

	$99,138	$3,001	$(13)	$102,126

2008
Certificate of deposit	$500	$—	$—	$500
Municipal securities	1,735	76	—	1,811
Mortgage-backed securities	41,865	281	(170)	41,976
Collateralized mortgage obligations	79,425	743	(14)	80,154
SBA-guaranteed loan participation certificates	131	—	(6)	125
Equity securities	2,356	—	(2,003)	353

	$126,012	$1,100	$(2,193)	$124,919

Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. At December 31, 2008, the equity securities reflected in the preceding table consisted of Freddie Mac preferred stocks. All securities reflected in the preceding table were classified as available-for-sale at December 31, 2009 and 2008.

The fair values of securities at December 31, 2009 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2009
	Amortized Cost	Fair Value
Due in one year or less	$550	$555
Due after one year through five years	675	748

	1,225	1,303

Mortgage-backed securities	33,008	34,057
Collateralized mortgage obligations	64,791	66,651
SBA-guaranteed loan participation certificates	114	115

Total	$99,138	$102,126

Securities pledged at December 31, 2009 and 2008 had a carrying amount of $75.1 million and $87.6 million, respectively, and the security interests resulting from the pledges secures certain depository relationships, customer repurchase agreements and a line of credit with the Federal Reserve Bank of Chicago.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES (continued)

Sale of securities were as follows:

	2009	2008	2007

Proceeds	$967	$1,385	$399
Gross gains	—	1,385	399
Gross losses	988	—	—

Securities with unrealized losses at December 31, 2009 and 2008 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2009
Collateralized mortgage obligations	$1,358	$13	$—	$—	$1,358	$13

2008
Mortgage-backed securities	$27,895	$158	$833	$12	$28,728	$170
Collateralized mortgage obligations	1,129	14	—	—	1,129	14
SBA-guaranteed loan participation certificates	125	6	—	—	125	6
Equity securities	353	2,003	—	—	353	2,003

Total temporarily impaired	$29,502	$2,181	$833	$12	$30,335	$2,193

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

The collateralized mortgage obligations that the Company holds in its investment portfolio remained in an unrealized loss position at December 31, 2009, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell the securities before their anticipated recovery occurs.

At December 31, 2008, the Company held shares of Freddie Mac preferred stock in its investment portfolio. The securities experienced significant declines in fair value (as measured by quoted market prices for these securities) during the years ended December 31, 2009 and 2008 due to a variety of market conditions and issuer-specific factors, including Freddie Mac’s conservatorship, its issuance of new shares of preferred stock that are senior to all previously issued preferred shares, and its suspension of dividends on all previously issued preferred shares. The Company evaluated these shares of Freddie Mac preferred stock for impairment, and concluded that the unrealized losses that existed at that date with respect to this series of Freddie Mac preferred stock constituted an other-than-temporary impairment under the current accounting guidance. Based on this conclusion, the Company recorded a pre-tax impairment loss of $401,000 and $35.9 million for the years ended December 31, 2009 and 2008. These securities were sold in the fourth quarter of 2009 and the Company recorded a pre-tax loss of $988,000 on the sale.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE

Loans receivable are as follows:

	2009	2008

One-to-four family residential real estate loans	$289,623	$312,390
Multi-family mortgage loans	329,227	305,318
Nonresidential real estate loans	316,607	342,583
Construction and land loans	32,577	50,687
Commercial loans	88,067	92,679
Commercial leases	176,821	174,644
Consumer loans	2,539	2,655

Total loans	1,235,461	1,280,956
Loans in process	(73)	(154)
Net deferred loan origination costs	1,701	1,912
Allowance for loan losses	(18,622)	(14,746)

Loans, net	$1,218,467	$1,267,968

Activity in the allowance for loan losses is as follows:

	2009	2008	2007

Beginning of year	$14,746	$11,051	$10,622
Provision for loan losses	8,811	5,092	697
Loans charged off	(5,065)	(1,413)	(305)
Recoveries	130	16	37

End of year	$18,622	$14,746	$11,051

Individually impaired loans were as follows:

	2009	2008

Year-end loans with allocated allowance for loan losses	$22,583	$10,061
Year-end loans with no allocated allowance for loan losses	23,059	15,506

Total impaired loans	$45,642	$25,567

Amount of the allowance for loan losses allocated to impaired loans	$5,060	$2,705

	2009	2008	2007

Average of impaired loans during the year	$40,520	$22,944	$22,090
Interest income recognized during impairment	1,106	1,152	2,271
Cash basis interest income recognized	1,106	1,152	2,271

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Nonaccrual loans and loans past due 90 days still on accrual are as follows:

	2009	2008

Nonaccrual loans	$49,489	$13,658
90 days delinquent, still accruing	148	2,673
Reserve for uncollected loan interest	2,317	659

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Generally, the Bank utilizes the “90 days delinquent, still accruing” category of loan classification when: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of payments actually received or the renewal of a loan has not occurred for administrative reasons.

The Company has $9.6 million of troubled debt restructurings at December 31, 2009, with an allocated $525,000 of specific reserves to those customers. The Company has no outstanding commitments to customers whose loans are classified as troubled debt restructurings.

NOTE 5 – SECONDARY MORTGAGE MARKET ACTIVITIES

First mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $274.2 million, $303.9 million, and $337.3 million at December 31, 2009, 2008, and 2007, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were $6.4 million, $6.3 million, and $6.1 million at December 31, 2009, 2008, and 2007, respectively.

Capitalized mortgage servicing rights are included in other assets in the accompanying consolidated statements of financial condition. Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows.

	2009	2008

Servicing rights
Beginning of year	$1,940	$2,161
Additions	322	193
Amortized to expense	(482)	(414)

End of year	$1,780	$1,940

Valuation allowance
Beginning of year	$110	$—
Additions expensed	153	279
Reductions credited to expense	(189)	(169)

End of year	$74	$110

Carrying value of mortgage servicing rights	$1,706	$1,830

Fair value of mortgage servicing rights	$1,862	$2,019

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5 – SECONDARY MORTGAGE MARKET ACTIVITIES (continued)

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

	2009	2008
Prepayment speed	16.65%	18.62%
Discount rate	12.00%	12.00%
Average servicing cost per loan	$58.00	$57.00
Escrow float rate	0.60%	0.60%

Key economic assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of December 31, 2009 and the effect on the fair value of our mortgage servicing rights from adverse changes in those assumptions, are as follows:

Fair value of mortgage servicing rights	$1,862
Weighted average annual prepayment speed	16.65%
Decrease in fair value from 10% adverse change	65
Decrease in fair value from 20% adverse change	124
Weighted-average annual discount rate	12.00%
Decrease in fair value from 10% adverse change	66
Decrease in fair value from 20% adverse change	129

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

The weighted average amortization period is 47 months. The estimated amortization expense for each of the next five years is as follows:

2010	$366
2011	289
2012	230
2013	185
2014	148

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment are as follows:

	2009	2008
Land and land improvements	$11,658	$11,619
Buildings and improvements	30,825	30,184
Furniture and equipment	9,426	10,367
Computer equipment	7,657	6,863

	59,566	59,033
Accumulated depreciation	(24,952)	(24,468)

	$34,614	$34,565

Depreciation of premises and equipment was $3.0 million, for the year ended December 31, 2009 and $2.6 million, for the years ended December 31, 2008 and 2007.

The Company leases certain branch facilities under noncancelable operating lease agreements expiring through 2032. Rent expense, net of sublease income, for facilities was $519,000, $452,000, and $378,000 in 2009, 2008, and 2007, respectively, excluding taxes, insurance, and maintenance. The projected minimum rental under existing leases, not including taxes, insurance, and maintenance, as of December 31, 2009 is as follows:

2010	$533
2011	468
2012	469
2013	459
2014	422
Thereafter	6,982

Total	$9,333

The Company has subleased some of these branch facilities and currently is entitled to receive income as follows:

2010	$30
2011	17
2012	4
2013	4
2014	4

Total	$59

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 – CORE DEPOSIT INTANGIBLE

Core deposit intangible assets were as follows:

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets - core deposit intangibles	$18,612	$14,317	$18,612	$12,627

Aggregate amortization expense was $1.7 million, $1.8 million and $1.9 million for 2009, 2008 and 2007, respectively.

Estimated amortization expense for each of the next five years is as follows:

2010	$1,595
2011	1,404
2012	252
2013	225
2014	198

NOTE 8 – DEPOSITS

Year-end deposits are as follows:

	2009	2008

Non-interest-bearing demand deposits	$108,308	$109,056
Savings deposits	96,107	94,802
Money market accounts	322,126	205,768
Interest-bearing NOW accounts	303,219	285,737
Certificates of deposit	403,635	374,492

	$1,233,395	$1,069,855

Certificates of deposit of $100,000 or more were $141.1 million and $125.4 million at year-end 2009 and 2008, respectively.

Scheduled maturities of certificates of deposit for the next five years are as follows:

2010	$327,577
2011	59,070
2012	6,808
2013	3,880
2014	6,300

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 8 – DEPOSITS (continued)

Interest expense on deposit accounts is summarized as follows for the years indicated:

	2009	2008	2007
Savings deposits	$495	$715	$833
Money market accounts	4,503	5,397	11,072
Interest-bearing NOW accounts	2,178	4,844	6,838
Certificates of deposit	11,325	11,077	14,703

	$18,501	$22,033	$33,446

NOTE 9 – BORROWINGS

Borrowed funds are summarized as follows:

	December 31, 2009				December 31, 2008
	Contractual Interest Rate Range		Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate	Amount
Fixed-rate advance from FHLBC due:
Within 1 year	1.60%	3.91%	2.79%	$27,550	1.35%	$95,450
1 to 2 years	2.14	3.76	2.81	13,000	2.96	24,050
2 to 3 years	—	—	—	—	3.38	7,000
4 to 5 years	2.99	2.99	2.99	3,000	—	—

Total fixed-rate advances	1.60	3.91	2.81	43,550	1.77	126,500
Adjustable-rate advance from FHLBC due:
Within 1 year	—	—	—	—	0.55	25,000
Open Line advance, due on demand	—	—	—	—	0.70	37,400

Total FHLBC funds	1.60	3.91	2.81	43,550	1.40	188,900
Securities sold under agreements to repurchase	0.25	0.25	0.25	7,234	0.25	11,450

Total borrowings	0.25%	3.91%	2.44%	$50,784	1.33%	$200,350

In December 2008, the Bank elected to pursue certain balance sheet restructuring strategies as a result of the historically low interest rate environment. The restructuring consisted of retiring a $25.0 million of FHLBC term advance and replacing it with a new FHLBC advance with an adjustable interest rate and a maturity of approximately one month. The Company incurred a net pre-tax prepayment penalty and recognized an immediate loss of $2.0 million on the early extinguishment of borrowings, in accordance with Emerging Issues Task Force 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments. Certain of the Company’s existing borrowings would be subject to prepayment penalties should they be repaid prior to maturity. There were no prepayment penalties recorded in 2009 and 2007.

The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLBC. All of the Bank’s FHLBC common stock is pledged as additional collateral for these advances. At December 31, 2009, $184.9 million and $117.6 million of first mortgage and multi-family mortgage loans, respectively, collateralized the advances. At December 31, 2009, we had the ability to borrow an additional $257.9 million under our credit facilities with the FHLBC. The Company also had available pre-approved overnight federal funds borrowing and repurchase agreement lines. At December 31, 2009 and 2008, there was no outstanding balance on these lines.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES

The income tax expense (benefit) is as follows:

	2009	2008	2007

Current	$(8,867)	$2,348	$3,401
Deferred	8,854	(14,396)	(438)

Total income tax expense (benefit)	$(13)	$(12,048)	$2,963

A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 34% for 2009, 2008 and 2007 to the income tax expense in the consolidated statements of operations follows:

	2009	2008	2007

Provision computed at the statutory federal tax rate	$(256)	$(10,689)	$3,440

State taxes and other, net	(47)	(1,360)	(26)
Bank owned life insurance	7	(199)	(199)
ESOP/Share based compensation	309	442	317
Dividends received deduction	—	(242)	(569)

	$(13)	$(12,048)	$2,963

Effective income tax rate	1.86%	38.33%	29.29%

Retained earnings at December 31, 2009 and 2008 include $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES (continued)

The net deferred tax asset is as follows:

	2009	2008

Gross Deferred tax assets:
Allowance for loan losses	$7,049	$5,618
Alternative minimum tax, general business credit and net operating loss carryforwards	6,869	—
Capital loss carryforwards	—	340
Impairment of securities	—	17,045
Unrealized loss on securities	—	416
Non-qualified stock options	772	634
Other	840	588

	15,530	24,641
Gross Deferred tax liabilities:
Net deferred loan origination costs	(1,434)	(1,461)
FHLBC stock dividends	(1,785)	(1,796)
Purchase accounting adjustments	(1,393)	(1,922)
Accumulated depreciation	(994)	(523)
Mortgage servicing rights	(646)	(697)
Goodwill	(1,069)	(789)
Other	(510)	(484)
Unrealized gain on securities	(1,138)	—

	(8,969)	(7,672)

Net deferred tax asset	$6,561	$16,969

At December 31, 2009, the Company had a federal net operating loss carryforward of $6.3 million which will expire in 2029. At December 31, 2009, the Company had a state net operating loss carryforward for the State of Illinois of $32.0 million which will expire in 2021. Based upon projections of future taxable income, management believes that it is more likely than not that the deferred tax assets reflected in the above table will be fully realized and thus a valuation allowance is not needed.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Beginning of year	$173	$108
Additions based on tax positions related to the current year	8	63
Additions for tax positions of prior years	13	25
Reductions due to the statute of limitations	(29)	(23)

End of year	$165	$173

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES (continued)

The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the statement of operations for the year ended December 31, 2009, 2008 and 2007 was $2,000, $5,000, and $25,000, respectively. The amount accrued for interest and penalties at December 31, 2009 and 2008 was $27,000 and $25,000, respectively.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State of Illinois. The Company is no longer subject to examination by these taxing authorities for years before 2006. Beginning in 2009, the Company and its subsidiary are subject to income taxes in the State of New Jersey.

NOTE 11 – REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

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

At year-end, actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total capital (to risk- weighted assets)	$204,661	16.40%	$99,857	8.00%	$124,821	10.00%
Tier 1 (core) capital (to risk-weighted assets)	191,099	15.31	49,929	4.00	74,893	6.00
Tier 1 (core) capital (to adjusted total assets)	191,099	12.44	61,446	4.00	76,808	5.00

December 31, 2008
Total capital (to risk- weighted assets)	$195,961	14.69%	$106,728	8.00%	$133,410	10.00%
Tier 1 (core) capital (to risk-weighted assets)	183,920	13.79	53,364	4.00	80,046	6.00
Tier 1 (core) capital (to adjusted total assets)	183,920	12.08	60,921	4.00	76,151	5.00

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 11 – REGULATORY MATTERS (continued)

A reconciliation of the Bank’s equity under GAAP to regulatory capital is as follows:

	2009	2008
GAAP equity	$220,135	$214,706
Disallowed goodwill and other intangible assets	(24,878)	(26,326)
Disallowed servicing assets and deferred tax asset	(2,308)	(5,136)
Accumulated loss (gain) on securities	(1,850)	676

Tier 1 capital	191,099	183,920
General regulatory loan loss reserves	13,562	12,041

Total regulatory capital	$204,661	$195,961

As of December 31, 2009 the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Federal regulations require the Bank to comply with a Qualified Thrift Lender (“QTL”) test, which generally requires that 65% of assets be maintained in housing-related finance and other specified assets. If the QTL test is not met, limits are placed on growth, branching, new investment, FHLBC advances, and dividends or the institution must convert to a commercial bank charter. Management considers the QTL test to have been met as of December 31, 2009.

The Bank is subject to restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2009, the Bank does not have pre-approved approval for future dividends.

NOTE 12 – EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service. In connection with the conversion and reorganization, the ESOP borrowed $19.6 million from the Company, and used the proceeds of the loan to purchase 1,957,300 shares of common stock issued in the subscription offering at $10.00 per share. The loan is secured by the shares and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on ESOP assets. The Bank has committed to make discretionary contributions to the ESOP sufficient to service the loan over a period not to exceed 20 years. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Participants receive their earned shares at the end of employment.

Contributions to the ESOP during 2009 and 2008 were $1.9 million each year, including dividends and interest received on unallocated shares of $453,000 and $486,000 in 2009 and 2008, respectively. Expense related to the ESOP, net of dividends and interest received on unallocated ESOP shares, was $516,000, $512,000 and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Shares held by the ESOP were as follows:

	2009	2008

Allocated to participants	432,420	340,813
Distributed to participants	(12,614)	(6,258)
Unearned	1,516,907	1,614,772

Total ESOP shares	1,936,713	1,949,327

Fair value of unearned shares	$15,017	$16,455

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 12 – EMPLOYEE BENEFIT PLANS (continued)

Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company provides a dollar-for-dollar match on contributions made prior to March 31, 2007 on contributions up to 5% of eligible compensation, and a match of $0.50 on each $1.00 of contribution up to 6% of eligible compensation beginning April 1, 2007. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $376,000, $442,000, and $566,000 were made for the years ended 2009, 2008, and 2007, respectively.

NOTE 13 – EQUITY INCENTIVE PLANS

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate was determined using the yield available on the option grant date for a zero-coupon U.S. Treasury security with a term equivalent to the expected life of the option. The expected life for options granted represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed by SAB 107. The expected volatility for options issued in 2008 was determined using the Company’s historical data. Estimated forfeitures were assumed to be zero due to the lack of historical experience for the Company. There were no options granted in 2009.

The Company estimated the grant date fair value of options awarded in 2008 using the Black-Scholes Option-Pricing model with the following assumptions:

2008 Assumptions

Risk-free interest rate	2.00%
Expected option life (years)	1.84
Expected stock price volatility	21.71%
Current quarterly cash dividend	$0.07
Projected dividend growth	5.00%
Weighted average fair value of options granted during year	$0.541

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 13 – EQUITY INCENTIVE PLANS (continued)

The Company recognized $406,000, $594,000 and $498,000 of stock-based compensation expenses relating to the granting of stock options for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the Company had $379,000 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted average period of 1.0 years as follows:

2010	$364
2011	15

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Stock options outstanding at December 31, 2007	1,597,400	$17.40	3.9	$—

Stock options granted	756,403	14.82
Stock options exercised	—	—
Stock options expired	(7,200)	(16.47)
Stock options forfeited	(19,000)	(16.27)

Stock options outstanding at December 31, 2008	2,327,603	$16.51	2.8	$—

Stock options granted	—	—
Stock options exercised	—	—
Stock options expired	(2,000)	(16.00)
Stock options forfeited	(3,000)	(16.00)

Stock options outstanding at December 31, 2009	2,322,603	$16.51	1.9	$—

Stock options exercisable at December 31, 2009	1,995,783	$16.43	1.9	$—

Fully vested and expected to vest	2,322,603	$16.51	1.9	$—

(1)	Stock option aggregate intrinsic value represents the number of shares subject to options multiplied by the difference (if positive) in the closing market price of the common stock underlying the options on the date shown and the weighted average exercise price.

The Human Resources Committee of the Board of Directors may grant shares of restricted stock to certain employees and directors of the Company. The awards generally vest annually over varying periods from three to five years and vesting is subject to acceleration in certain circumstances. The cost of such awards will be accrued ratably as compensation expense over such respective periods based on expected vesting dates. The Company recognized $2.2 million, $3.5 million and $3.6 million of expenses relating to the grant of shares of restricted stock during the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the total unrecognized compensation cost related to unvested shares of restricted stock was $1.8 million and $3.9 million, respectively. The remaining cost is expected to be recognized in 2010.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 13 – EQUITY INCENTIVE PLANS (continued)

Restricted Stock	Number of Shares (1)	Weighted Average Fair Value at Grant Date	Weighted Average Term to Vest (in years)	Aggregate Intrinsic Value (2)

Shares outstanding at December 31, 2007	435,150	$17.57	1.8	$6,884

Shares granted	—	—
Shares vested	(195,450)	(17.58)
Shares forfeited	(600)	(17.69)

Shares outstanding at December 31, 2008	239,100	$17.56	1.5	$2,436

Shares granted	—	—
Shares vested	(130,450)	(17.57)
Shares forfeited	—	—

Shares outstanding at December 31, 2009	108,650	$17.56	1.0	$1,076

(1)	The end of period balances consist only of unvested shares.
(1)	Restricted stock aggregate intrinsic value represents the number of shares of restricted stock multiplied by the market price of the common stock underlying the outstanding shares on the date shown.

NOTE 14 – LOAN COMMITMENTS AND OTHER OFF-BALANCE SHEET ACTIVITIES

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

The contractual or notional amounts are as follows:

	2009	2008
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$11,221	$39,961
Standby letters of credit	2,170	2,224
Unused lines of credit	149,815	164,908
Commitments to sell mortgages	1,313	8,471

Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loans commitment totaled $2.3 million with interest rates ranging from 4.50% to 6.63% and maturities ranging from one to 30 years.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 14 – LOAN COMMITMENTS AND OTHER OFF-BALANCE SHEET ACTIVITIES (continued)

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

NOTE 15 – FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

•	Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

The fair values of marketable equity securities are generally determined by quoted prices, in active markets, for each specific security (Level 1 measurement inputs). If Level 1 measurement inputs are not available for a marketable equity security, we determine its fair value based on the quoted price of a similar security traded in an active market (Level 2 measurement inputs). The fair values of debt securities are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 measurement inputs).

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

NOTE 15 – FAIR VALUE (continued)

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

		Fair Value Measurements Using
	Amortized Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009
Securities:
Municipal securities	$1,225	$1,303	$—	$1,303	$—
Mortgage-backed securities	33,008	34,057	—	34,057	—
Collateralized mortgage obligations	64,791	66,651	—	66,651	—
SBA-guaranteed loan participation certificates	114	115	—	115	—

	$99,138	$102,126	$—	$102,126	$—

December 31, 2008
Securities:
Certificate of deposit	$500	$500	$—	$500	$—
Municipal securities	1,735	1,811		1,811
Mortgage-backed securities	41,865	41,976	—	41,976	—
Collateralized mortgage obligations	79,425	80,154	—	80,154	—
SBA-guaranteed loan participation certificates	131	125	—	125	—
Equity securities	2,356	353	353	—	—

	$126,012	$124,919	$353	$124,566	$—

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The Company’s assets that were measured at fair value on a non-recurring basis are as follows:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009
Impaired loans	$22,583	$—	$22,583	$—
Real estate owned	1,118	—	1,118	—
Mortgage servicing rights	377	—	377	—

December 31, 2008
Impaired loans	$10,061	$—	$10,061	$—
Real estate owned	204	—	204	—
Mortgage servicing rights	1,093	—	1,093	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $45.6 million, with a valuation allowance of $5.1 million at December 31, 2009, compared to a carrying amount of $25.6 million, with a valuation allowance of $2.7 million at December 31, 2008, resulting in a provision for loan losses of $2.4 million for the year ended December 31, 2009.

Real estate owned which are carried at lower of cost or fair value less cost to sell, had a carrying amount of $4.1 million at December 31, 2009, which included write downs of $687,000 for the year ended December 31, 2009 compared to $955,000 at December 31, 2008, which included write downs of $171,000 for the year ended December 31, 2008.

Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $1.7 million at December 31, 2009, comprised of $1.3 million on fixed rate loans and $451,000 on adjustable rate loans, including a valuation allowance of $74,000 on mortgage servicing rights of the fixed rate loans. A pre-tax recovery of $36,000 was included in net loss as a reduction to the reserve on our mortgage servicing rights portfolio for the year ended December 31, 2009 compared to a pre-tax charge of $110,000 was included in net loss as an additional reserve on our mortgage servicing rights portfolio for the years ended December 31, 2008.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments is as follows:

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$108,198	$108,198	$29,329	$29,329
Securities	102,126	102,126	124,919	124,919
Loans held-for-sale	—	—	872	890
Loans receivable, net of allowance for loan losses	1,218,467	1,221,098	1,267,968	1,289,867
FHLBC stock	15,598	N/A	15,598	N/A
Accrued interest receivable	6111	6,111	6,732	6,732
Mortgage servicing rights	1,706	1,862	1,830	2,019

Financial liabilities
Non-interest-bearing demand deposits	$(108,308)	$(108,308)	$(109,056)	$(109,056)
Savings deposits	(96,107)	(96,107)	(94,802)	(94,802)
NOW and money market accounts	(625,345)	(625,345)	(491,505)	(491,505)
Certificates of deposit	(403,635)	(407,693)	(374,492)	(379,257)
Borrowings	(50,784)	(51,573)	(200,350)	(201,814)
Accrued interest payable	(535)	(535)	(745)	(745)

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

NOTE 15 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

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

NOTE 16 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	2009	2008	2007
Unrealized holding gains (losses) on securities, net of tax	$1,666	$(17,274)	$(6,985)

Net loss (gain) on sale of securities recognized, net of tax	612	(835)	(233)

Loss on impairment of securities, net of tax	248	21,643	—

	$2,526	$3,534	$(7,218)

NOTE 17 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of BankFinancial Corporation as of December 31, 2009 and 2008 and for the three years ended December 31, 2009 follows:

Condensed Statements of Financial Condition

	2009	2008
ASSETS
Cash in subsidiary	$25,755	$32,976
Loan receivable from ESOP	17,172	17,778
Investment in subsidiary	220,135	214,706
Income tax receivable	11,729	1,361
Other assets	141	18

Total assets	$274,932	$266,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	11,329	48
Total stockholders’ equity	263,603	266,791

Total liabilities and stockholders’ equity	$274,932	$266,839

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 17 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Operations

	2009	2008	2007
Interest income	$1,244	$1,287	$1,321
Dividends from subsidiary	—	2,000	47,500
Other expense	1,428	1,858	1,864

Income (loss) before income tax and undistributed subsidiary income	(184)	1,429	46,957
Income tax benefit	(69)	(217)	(209)

Income (loss) before equity in undistributed subsidiary income	(115)	1,646	47,166
Equity in undistributed subsidiary income (excess distributions)	(623)	(21,035)	(40,011)

Net income (loss)	$(738)	$(19,389)	$7,155

Condensed Statements of Cash Flows

	2009	2008	2007

Cash flows from operating activities
Net income (loss)	$(738)	$(19,389)	$7,155
Adjustments
Equity in undistributed subsidiary income (excess distributions)	623	21,035	40,011
Change in other assets	(10,492)	549	(21)
Change in accrued expenses and other liabilities	11,281	(143)	191

Net cash from operating activities	674	2,052	47,336

Cash flows from investing activities
Principal payments received on ESOP loan	606	563	529

Net cash from investing activities	606	563	529

Cash flows from financing activities
Repurchase and retirement of common stock	(2,491)	(7,737)	(33,957)
Cash dividends paid on common stock	(6,010)	(6,134)	(6,481)

Net cash from financing activities	(8,501)	(13,871)	(40,438)

Net change in cash and cash equivalents	(7,221)	(11,256)	7,427

Beginning cash and cash equivalents	32,976	44,232	36,805

Ending cash and cash equivalents	$25,755	$32,976	$44,232

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$18,906	$18,713	$18,510	$17,980
Interest expense	5,736	5,500	4,838	4,483

Net interest income	13,170	13,213	13,672	13,497
Provision for loan losses	1,344	2,847	427	4,193

Net interest income	11,826	10,366	13,245	9,304
Non interest income	1,642	1,802	1,660	2,135
Non interest expense	13,042	13,047	12,581	14,061

Income (loss) before income taxes	426	(879)	2,324	(2,622)
Income tax expense (benefit)	254	(214)	973	(1,026)

Net income (loss)	$172	$(665)	$1,351	$(1,596)

Basic earnings (loss) per common share	$0.01	$(0.03)	$0.07	$(0.08)
Diluted earnings (loss) per common share	$0.01	$(0.03)	$0.07	$(0.08)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$20,742	$19,387	$18,749	$19,082
Interest expense	7,469	6,405	5,983	5,810

Net interest income	13,273	12,982	12,766	13,272
Provision (credit) for loan losses	(51)	250	1,406	3,487

Net interest income	13,324	12,732	11,360	9,785
Non interest income	4,717	1,684	2,107	1,910
Non interest expense	13,239	23,416	37,484	14,917

Income (loss) before income taxes	4,802	(9,000)	(24,017)	(3,222)
Income tax expense (benefit)	1,610	(3,593)	1,065	(11,130)

Net income (loss)	$3,192	$(5,407)	$(25,082)	$7,908

Basic earnings (loss) per common share	$0.16	$(0.27)	$(1.27)	$0.40
Diluted earnings (loss) per common share	$0.16	$(0.27)	$(1.26)	$0.40

The Company recorded a net loss of $1.6 million for the fourth quarter of 2009. The Company’s operating results included a $4.2 million provision for loan losses as well as a $988,000 loss on sale of our Freddie Mac preferred stock.

On January 29, 2010, the Company announced that its Board of Directors declared a cash dividend of $0.07 per share of its common stock. The dividend will be payable on March 5, 2010 to stockholders of record on February 10, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

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

Directors and Executive Officers

The information concerning our directors and executive officers required by this item will be filed with the Securities and Exchange Commission by amendment to this Form 10-K, not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and 10 percent stockholders required by this item will be filed with the Securities and Exchange Commission by amendment to this Form 10-K, not later than 120 days after the end of our fiscal year.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of our Code of Ethics was attached as Exhibit 14 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2006. We have also adopted a Code of Business Conduct, pursuant to Nasdaq requirements, that applies generally to our directors, officers, and employees.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information regarding the securities that were authorized for issuance under our 2006 Equity Incentive Plan as of December 31, 2009:

	Column (A)	Column (B)	Column (C) Number of Securities Remaining Available for Future Issuance under
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	2006 Equity Incentive Plan (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders	2,573,904	$16.51	257,622
Equity compensation plans not approved by stockholders	—	—	—

Total	2,573,904	16.51	257,622

Column (A) represents stock options and restricted stock outstanding under the Company’s 2006 Equity Incentive Plan. Future equity awards under the 2006 Equity Incentive Plan may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock, restricted performance stock, restricted stock units, stock awards or cash. Column (B) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock awards are not included in this calculation. Column (C) represents the maximum aggregate number of future equity awards that can be made under the 2006 Equity Incentive Plan as of December 31, 2009.

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

(A)	Report of Independent Registered Accounting Firm

(B)	Consolidated Statements of Financial Condition - at December 31, 2009 and 2008

(C)	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

(F)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Articles of Incorporation of BankFinancial Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

3.2	Bylaws of BankFinancial Corporation	Exhibit 3.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

3.3	Articles of Amendment to Charter of BankFinancial Corporation	Exhibit 3.3 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

	Exhibit	Location
3.4	Restated Bylaws of BankFinancial Corporation	Exhibit 3.4 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 15, 2007

4	Form of Common Stock Certificate of BankFinancial Corporation	Exhibit 4 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

10.1	Employee Stock Ownership Plan	Exhibit 10.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

10.2	Deferred Compensation Plan	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

10.3	BankFinancial FSB Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008

10.4	BankFinancial FSB Employment Agreement with James J. Brennan	Exhibit 10.3 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008.

10.5	BankFinancial FSB Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008

10.12	Form of Incentive Stock Option Award Terms	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.13	2006 BankFinancial Corporation Equity Incentive Plan	Appendix C to the Definitive Form 14A, originally filed with the Securities and Exchange Commission on May 25, 2006 (File No. 000-51331)

10.14	Form of Performance Based Incentive Stock Option Award Terms	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.15	Form of Non-Qualified Stock Option Award Terms	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.16	Form of Performance Based Non-Qualified Stock Option Award Terms	Exhibit 10.4 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.17	Form of Restricted Stock Unit Award Agreement	Exhibit 10.5 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.18	Form of Performance Based Restricted Stock Award Agreement	Exhibit 10.6 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.19	Form of Restricted Stock Award Agreement	Exhibit 10.7 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.20	Form of Stock Appreciation Rights Agreement	Exhibit 10.8 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

	Exhibit	Location
10.25	BankFinancial Corporation Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008

10.26	BankFinancial Corporation Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008

10.27	BankFinancial Corporation Employment Agreement with James J. Brennan	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008

10.28	BankFinancial Corporation Employment Agreement with Elizabeth A. Doolan	Exhibit 10.28 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.

10.29	BankFinancial FSB Employment Agreement with Elizabeth A. Doolan	Exhibit 10.28 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.

14	Code of Ethics for Senior Financial Officers	Exhibit 14 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 27, 2006

21	Subsidiaries of Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

23	Consent of Crowe Horwath LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKFINANCIAL CORPORATION

Date: March 8, 2010	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 8, 2010
F. Morgan Gasior

/s/ Paul A. Cloutier	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2010
Paul A. Cloutier

/s/ Elizabeth A. Doolan	Senior Vice President and Controller (Principal Accounting Officer)	March 8, 2010
Elizabeth A. Doolan

/s/ Cassandra J. Francis	Director	March 8, 2010
Cassandra J. Francis

/s/ John M. Hausmann	Director	March 8, 2010
John M. Hausmann

/s/ Sherwin R. Koopmans	Director	March 8, 2010
Sherwin R. Koopmans

/s/ Joseph A. Schudt	Director	March 8, 2010
Joseph A. Schudt

/s/ Terry R. Wells	Director	March 8, 2010
Terry R. Wells

/s/ Glen R. Wherfel	Director	March 8, 2010
Glen R. Wherfel