Form 10-Q
period 2010-03-31
BankFinancial CORP
filed 2010-04-26
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

or

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

21,416,377 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of April 22, 2010.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

PART I

ITEM 1.	FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2010 and December 31, 2009

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Cash and due from other financial institutions	$13,934	$20,355
Interest-bearing deposits in other financial institutions	161,897	87,843

Cash and cash equivalents	175,831	108,198
Securities available-for-sale, at fair value	94,447	102,126
Loans held-for-sale	—	—
Loans receivable, net of allowance for loan losses:
March 31, 2010, $17,516; and December 31, 2009, $18,622	1,152,385	1,218,540
Real estate owned	6,882	4,084
Stock in Federal Home Loan Bank, at cost	15,598	15,598
Premises and equipment, net	34,305	34,614
Accrued interest receivable	5,557	6,111
Goodwill	22,566	22,566
Core deposit intangible	3,890	4,295
Bank owned life insurance	20,230	20,151
FDIC prepaid expense	6,268	6,777
Income tax receivable	9,108	11,729
Other assets	11,587	12,174

Total assets	$1,558,654	$1,566,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	1,231,971	1,233,395
Borrowings	48,092	50,784
Advance payments by borrowers taxes and insurance	5,901	8,052
Accrued interest payable and other liabilities	8,981	11,129

Total liabilities	1,294,945	1,303,360

Commitments and contingent liabilities

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; shares issued at March 31, 2010 and December 31, 2009, 21,416,377	214	214
Additional paid-in capital	195,709	195,177
Retained earnings	80,749	81,531
Unearned Employee Stock Ownership Plan shares	(14,928)	(15,169)
Accumulated other comprehensive income	1,965	1,850

Total stockholders’ equity	263,709	263,603

Total liabilities and stockholders’ equity	$1,558,654	$1,566,963

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31, 2010 and 2009

(In thousands, except share and per share data) - (Unaudited)

	Three months ended March 31,
	2010	2009

Interest income:
Loans, including fees	$16,057	$17,563
Securities	1,008	1,343
Other	80	—

Total interest income	17,145	18,906
Interest expense:
Deposits	3,629	5,131
Borrowings	300	605

Total interest expense	3,929	5,736

Net interest income	13,216	13,170
Provision for loan losses	851	1,344

Net interest income after provision for loan losses	12,365	11,826

Noninterest income:
Deposit service charges and fees	773	794
Other fee income	434	428
Insurance commissions and annuities income	135	177
Gain on sale of loans, net	47	256
Loss on disposition of premises and equipment	—	(4)
Loan servicing fees	170	175
Amortization and impairment of servicing assets	(243)	(222)
Earnings (loss) on bank owned life insurance	79	(59)
Other	60	97

Total noninterest income	1,455	1,642

Noninterest expense:
Compensation and benefits	7,211	7,865
Office occupancy and equipment	1,801	1,767
Advertising and public relations	216	366
Information technology	921	1,008
Supplies, telephone, and postage	361	424
Amortization of intangibles	405	429
Operations of real estate owned	134	253
FDIC insurance premiums	555	49
Other	1,074	881

Total noninterest expense	12,678	13,042

Income before income taxes	1,142	426
Income tax expense	426	254

Net income	$716	$172

Basic earnings per common share	$0.04	$0.01

Diluted earnings per common share	$0.04	$0.01

Weighted average common shares outstanding	19,819,709	19,779,561
Diluted weighted average common shares outstanding	19,819,709	19,779,561

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Three months ended March 31, 2010 and 2009

(In thousands, except share and per share data) - (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance at December 31, 2008	$217	$195,119	$88,279	$(16,148)	$(676)	$266,791
Comprehensive income:
Net income	—	—	172	—	—	172	$172
Change in other comprehensive income, net of tax effects	—	—	—	—	814	814	814

Total comprehensive income							$986

Purchase and retirement of common stock (207,800 shares)	(2)	(1,798)	—	—	—	(1,800)
Nonvested stock awards-Stock-based compensation expense	—	941	—	—	—	941
Cash dividends declared on common stock ($0.07 per share)	—	—	(1,512)	—	—	(1,512)
ESOP shares earned	—	(1)	—	242	—	241

Balance at March 31, 2009	$215	$194,261	$86,939	$(15,906)	$138	$265,647

Balance at December 31, 2009	$214	$195,177	$81,531	$(15,169)	$1,850	$263,603
Comprehensive income:
Net income	—	—	716	—	—	716	$716
Change in other comprehensive income, net of tax effects	—	—	—	—	115	115	115

Total comprehensive income							$831

Nonvested stock awards-Stock-based compensation expense	—	552	—	—	—	552
Cash dividends declared on common stock ($0.07 per share)	—	—	(1,498)	—	—	(1,498)
ESOP shares earned	—	(20)	—	241	—	221

Balance at March 31, 2010	$214	$195,709	$80,749	$(14,928)	$1,965	$263,709

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Three months ended March 31, 2010 and 2009

(In thousands) - (Unaudited)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities
Net income	$716	$172
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	851	1,344
ESOP shares earned	221	241
Stock-based compensation expense	552	941
Depreciation and amortization	1,093	1,017
Amortization of premiums and discounts on securities and loans	(3)	(37)
Amortization of core deposit and other intangible assets	403	424
Amortization and impairment of servicing assets	243	222
Net change in net deferred loan origination costs	73	—
Net loss on sale of real estate owned	—	27
Net gain on sale of loans	(47)	(256)
Net loss on disposition of premises and equipment	—	4
Loans originated for sale	(2,311)	(13,534)
Proceeds from sale of loans	2,358	12,933
Net change in:
Deferred income tax	329	(160)
Accrued interest receivable	554	312
Loss (earnings) on bank owned life insurance	(79)	59
Other assets	1,620	844
Accrued interest payable and other liabilities	(2,148)	(1,929)

Net cash from operating activities	4,425	2,624

Cash flows from investing activities
Securities
Proceeds from sales	—	—
Proceeds from maturities	13	540
Proceeds from principal repayments	7,857	6,314
Loans receivable
Principal payments on loans receivable	191,938	221,117
Purchase of loans	(798)	(9,984)
Originated for investment	(128,115)	(229,070)
Proceeds from sale of real estate owned	525	108
Purchases of premises and equipment, net	(447)	(910)

Net cash from investing activities	70,973	(11,885)

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Three months ended March 31, 2010 and 2009

(In thousands) - (Unaudited)

	Three months ended March 31,
	2010	2009

Cash flows from financing activities
Net change in deposits	(1,424)	83,883
Net change in borrowings	(2,692)	(76,355)
Net change in advance payments by borrowers for taxes and insurance	(2,151)	(1,247)
Repurchase and retirement of common stock	—	(1,800)
Cash dividends paid on common stock	(1,498)	(1,512)

Net cash from financing activities	(7,765)	2,969

Net change in cash and cash equivalents	67,633	(6,292)

Beginning cash and cash equivalents	108,198	29,329

Ending cash and cash equivalents	$175,831	$23,037

Supplemental disclosures of cash flow information:
Interest paid	$3,968	$5,927
Income taxes paid	—	—
Loans transferred to real estate owned	3,378	364

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 1 – Basis of Presentation

BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), is the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”). As used in this Quarterly Report on Form 10-Q, the words “Company,” “we” and “our” are intended to refer to the Company, the Bank, and the Bank’s subsidiaries, with respect to information presented for the three-month period ended March 31, 2010 and other periods referenced herein.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month period ended March 31, 2010, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2010.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

To prepare financial statements in conformity with US GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, mortgage servicing rights, goodwill, stock-based compensation, impairment of securities and fair value of financial instruments are particularly subject to change.

Certain reclassifications have been made in the prior period’s financial statements to conform them to the current period’s presentation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and all amendments thereto, as filed with the Securities and Exchange Commission.

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

	Three months ended March 31,
	2010	2009

Net income available to common shareholders	$716	$172

Average common shares outstanding	21,416,377	21,617,158
Less:
Unearned ESOP shares	(1,488,018)	(1,598,497)
Unvested restricted stock shares	(108,650)	(239,100)

Weighted average common shares outstanding	19,819,709	19,779,561

Basic earnings per common share	$0.04	$0.01

Weighted average common shares outstanding	19,819,709	19,779,561
Net effect of dilutive stock options and unvested restricted stock	—	—

Weighted average diluted common shares outstanding	19,819,709	19,779,561

Diluted earnings per common share	$0.04	$0.01

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	2,322,603	2,334,803
Weighted average exercise price of anti-dilutive stock option	$16.51	$16.51

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 3 – Securities

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
Municipal securities	$1,225	$87	$—	$1,312
Mortgage-backed securities - residential	30,498	1,282	—	31,780
Collateralized mortgage obligations	59,437	1,810	(5)	61,242
SBA-guaranteed loan participation certificates	112	1	—	113

	$91,272	$3,180	$(5)	$94,447

December 31, 2009
Municipal securities	$1,225	$78	$—	$1,303
Mortgage-backed securities - residential	33,008	1,049	—	34,057
Collateralized mortgage obligations	64,791	1,873	(13)	66,651
SBA-guaranteed loan participation certificates	114	1	—	115

	$99,138	$3,001	$(13)	$102,126

The mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at March 31, 2010 and December 31, 2009.

The fair values of securities at March 31, 2010 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized Cost	Fair Value

Within one year	$550	$554
One to five years	675	758

	1,225	1,312

Mortgage-backed securities - residential	30,498	31,780
Collateralized mortgage obligations	59,437	61,242
SBA-guaranteed loan participation certificates	112	113

Total	$91,272	$94,447

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 3 – Securities (continued)

Securities with unrealized losses at March 31, 2010 and December 31, 2009 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2010
Collateralized mortgage obligations	$369	$5	$—	$—	$369	$5

December 31, 2009
Collateralized mortgage obligations	$1,358	$13	$—	$—	$1,358	$13

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

The collateralized mortgage obligations that the Company holds in its investment portfolio remained in an unrealized loss position at March 31, 2010, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities before their anticipated recovery occurs.

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

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual status. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (continued)

Loans receivable are as follows:

	March 31, 2010	December 31, 2009

One-to-four family residential real estate loans	$283,556	$289,623
Multi-family mortgage loans	308,268	329,227
Nonresidential real estate loans	307,816	316,607
Construction and land loans	26,186	32,577
Commercial loans	70,420	88,067
Commercial leases	169,633	176,821
Consumer loans	2,394	2,539

Total loans	1,168,273	1,235,461
Net deferred loan origination costs	1,628	1,701
Allowance for loan losses	(17,516)	(18,622)

Loans, net	$1,152,385	$1,218,540

Activity in the allowance for loan losses is as follows:

	Three months ended March 31,
	2010	2009

Beginning balance	$18,622	$14,746
Provision for loan losses	851	1,344
Loans charged off	(1,974)	(1,536)
Recoveries	17	4

Ending balance	$17,516	$14,558

Individually impaired loans were as follows:

	March 31, 2010	December 31, 2009

Loans with allocated allowance for loan losses	$17,712	$22,583
Loans with no allocated allowance for loan losses	23,113	23,059

Total impaired loans	$40,825	$45,642

Amount of the allowance for loan losses allocated to impaired loans	$4,593	$5,060

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (continued)

	March 31, 2010	December 31, 2009

Average of impaired loans during the period	$44,527	$40,520
Interest income recognized during impairment	187	1,106
Cash basis interest income recognized	187	1,106

Nonaccrual loans and loans past due 90 days still on accrual are as follows:

	March 31, 2010	December 31, 2009

Nonaccrual loans	$43,965	$49,489
90 days delinquent, still accruing	2,234	148

Reserve for uncollected loan interest	2,491	2,317

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Generally, the Bank only utilizes the “90 days delinquent, still accruing” category of loan classification when: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of payments actually received or the renewal of a loan has not occurred for administrative reasons.

The Bank had $10.1 million of loans classified as troubled debt restructurings at March 31, 2010, and $517,000 was allocated to specific reserves for those loans. The Company has no outstanding commitments to borrowers whose loans are classified as troubled debt restructurings.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 5 – Deposits

Deposits are as follows:

	March 31, 2010	December 31, 2009

Noninterest-bearing demand deposits	$101,284	$108,308
Savings deposits	99,107	96,107
Money market accounts	336,089	322,126
Interest-bearing NOW accounts	290,929	303,219
Certificates of deposit	404,562	403,635

	$1,231,971	$1,233,395

Interest expense on deposit accounts is summarized as follows:

	Three months ended March 31,
	2010	2009

Savings deposits	$121	$121
Money market accounts	976	1,290
Interest-bearing NOW accounts	465	663
Certificates of deposit	2,067	3,057

	$3,629	$5,131

Note 6 – Fair Values of Financial Instruments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Values of Financial Instruments (continued)

Impaired loans and real estate owned (“REO”) properties are evaluated and valued at the time the loan is identified as impaired or placed into REO, at the lower of cost or market value less costs to sell. Market value is measured based on the value of the collateral securing these loans and is classified at a Level 2 in the fair value hierarchy. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Real estate properties acquired in collection of a loan are initially recorded at fair value less cost to sell at acquisition, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in noninterest income as operations of REO. Fair value is generally based on third party appraisals and internal estimates and is therefore considered a Level 2 valuation.

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

		Fair Value Measurements Using
	Amortized Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010
Securities:
Municipal securities	$1,225	$1,312	$—	$1,312	$—
Mortgage-backed securities – residential	30,498	31,780	—	31,780	—
Collateralized mortgage obligations	59,437	61,242	—	61,242	—
SBA-guaranteed loan participation certificates	112	113	—	113	—

	$91,272	$94,447	$—	$94,447	$—

December 31, 2009
Securities:
Municipal securities	$1,225	$1,303	$—	$1,303	$—
Mortgage-backed securities – residential	33,008	34,057	—	34,057	—
Collateralized mortgage obligations	64,791	66,651	—	66,651	—
SBA-guaranteed loan participation certificates	114	115	—	115	—

	$99,138	$102,126	$—	$102,126	$—

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Values of Financial Instruments (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010
Impaired loans	$17,712	$—	$17,712	$—
Real estate owned	1,063	—	1,063	—
Mortgage servicing rights	422	—	422	—

December 31, 2009
Impaired loans	$22,583	$—	$22,583	$—
Real estate owned	1,118	—	1,118	—
Mortgage servicing rights	377	—	377	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $17.7 million, with a valuation allowance of $4.6 million at March 31, 2010, compared to a carrying amount of $22.6 million and a valuation allowance of $5.1 million at December 31, 2009, resulting in a decrease in the provision for loan losses of $467,000 for the three months ended March 31, 2010.

REO which are carried at lower of cost or fair value less costs to sell, had a carrying value of $6.9 million at March 31, 2010, which included a write down of $55,000 for the quarter ended March 31, 2010 compared to a carrying amount of $4.1 million at December 31, 2009,

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a carrying amount of $1.5 million at March 31, 2010, comprised of $1.3 million on fixed rate loans and $432,000 on adjustable rate loans, net of a valuation allowance of $250,000 on mortgage servicing rights of the fixed rate loans. A pre-tax charge of $176,000 on our mortgage servicing rights portfolio was included in net income for the three months ended March 31, 2010, compared to a pre-tax charge of $73,000 for the same period in 2009.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Values of Financial Instruments (continued)

The carrying amount and estimated fair value of financial instruments is as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$175,831	$175,831	$108,198	$108,198
Securities	94,447	94,447	102,126	102,126
Loans receivable, net	1,152,385	1,155,086	1,218,540	1,221,098
FHLBC stock	15,598	N/A	15,598	N/A
Accrued interest receivable	5,557	5,557	6,111	6,111
Mortgage servicing rights	1,477	1,477	1,706	1,862

Financial liabilities:
Non-interest-bearing demand deposits	$(101,284)	$(101,284)	$(108,308)	$(108,308)
Savings deposits	(99,107)	(99,107)	(96,107)	(96,107)
NOW and money market accounts	(627,018)	(627,018)	(625,345)	(625,345)
Certificates of deposit	(404,562)	(408,171)	(403,635)	(407,693)
Borrowings	(48,092)	(48,710)	(50,784)	(51,573)
Accrued interest payable	(496)	(496)	(535)	(535)

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

Note 7 – Other Comprehensive Income

Other comprehensive income components were as follows:

	Three months ended March 31,
	2010	2009

Unrealized holding gains on securities, net of tax	$115	$814
Net loss (gain) on sale of securities recognized, net of tax	—	—
Loss on impairment of securities, net of tax	—	—

Change in other comprehensive income, net of tax	$115	$814

Note 8 – Adoption of New Accounting Standards

In June 2009, the FASB amended previous guidance relating to transfers of financial assets that eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after its effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this update did not have a significant impact to the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB amended previous guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The amended guidance use an approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this update did not have a significant impact to the Company’s financial condition, results of operations or cash flows.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 9 – Newly Issued But Not Yet Effective Accounting Standards

In January 2010, the FASB issued guidance requiring increased fair value disclosures. There are two components to the increased disclosure requirements set forth in the update: (1) A description of as well as the disclosure of the dollar amount of transfers in or out of level one or level two (2) In the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two are required for interim and annual periods beginning after December 15, 2009. Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Forward Looking Statements

This Quarterly Report on Form 10-Q, including this Item 2, contains, and other periodic and special reports and press releases of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for the purpose of invoking these safe harbor provisions. Forward-looking statements are based on certain assumptions or describe our future plans, strategies and expectations, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, and actual results may differ from those predicted. Factors that could have a material adverse effect on operations and could affect management’s outlook or our future prospects include, but are not limited to: higher than expected overhead, infrastructure and compliance costs, changes in market interest rates, changes in the yield curve, balance sheet shrinkage or less than anticipated balance sheet growth, lack of demand for loan products, illiquidity and changes in financial markets, including the market for mortgage backed securities and other debt obligations, declining demand for real estate and real estate valuations, increasing unemployment levels, deposit flows, pricing, underwriting and other forms of competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the US Government, including policies of the US Treasury and Federal Reserve Board, adverse economic conditions that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans, the quality or composition of our loan or investment portfolios, demand for financial services and multi-family, commercial and residential real estate loans in our market areas, the possible short-term dilutive effect of potential acquisitions or de novo branches, if any, changes in accounting principles, policies and guidelines, increased costs of federal deposit insurance, and future adverse developments concerning the Federal Home Loan Bank of Chicago. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and all amendments thereto, as filed with the Securities and Exchange Commission. There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

Overview

Business conditions reflected elements of a nascent recovery in economic conditions. The negative effects of continued high levels of unemployment and declines in real estate valuations offset signs of higher consumer spending and a possible future increase in business capital investment for production purposes.

Loan paydowns outpaced originations due to the combined effect of decreased loan demand and our use of underwriting standards that are more stringent than those of some competitors. Residential loan balances declined as borrowers continued to refinance adjustable-rate loans into fixed-rate loans. Multifamily loan balances declined as a significant borrower refinanced several multifamily loans with a government-sponsored entity; this exposure reduction is consistent with our overall preference to reduce our total exposure to any given borrower to certain levels. Declines in the balances of construction, development, multifamily and commercial real estate loans also reflect a general investor reticence towards new investments until improvements in occupancies, effective rents and asset valuations become more visible. Commercial loan and lease balances declined principally due to seasonal factors.

Deposit balances declined slightly due to our pricing strategies during the quarter and some seasonal factors relating to commercial line of credit sweep arrangements. We will continue to develop and enhance deposit relationships through our core deposit marketing program, but we expect to temper our competitive position based on our liquidity position and forecast for loan demand.

Non-accrual loans decreased during the quarter, but over half of the decrease was attributable to the transfer to substantially written-down collateral to the REO category. We continue to gradually resolve pending non-performing loan situations and we noted a reduction in new delinquencies during the quarter.

In connection with the changes in non-accrual loan and REO balances, and as a result of the Bank’s continued diligence in obtaining updated orderly liquidation collateral valuations on all classified and non-accrual loans, the Bank decreased its specific reserve allowance by $467,000. The Bank’s general valuation allowance model required a decrease of $638,000 to the Bank’s general allowance for loan and lease losses due principally to the reduction in loan portfolio balances.

Our net interest margin and net interest spread increased modestly, due principally to a relatively constant reserve for uncollected interest and favorable pricing on loans and deposits, offset by a reduction in loan interest income due to our excess liquidity position. Given the volatility in market interest rates, prospective loan and deposit balances and other factors, we believe it is not presently possible to make accurate statements concerning future trends in our net interest margin and net interest spreads.

Our non-interest income decreased due to reduced deposit fee and insurance commission income and higher amortization and impairment expense for residential loan servicing rights. We expect non-interest income to show modest volatility during the remainder of 2010 as customer behavior and market conditions will dictate the relative changes in performance in this category.

Our non-interest expense remained well-contained. The ongoing effects of functional reviews and a continued focus on productivity continue to contribute gradual improvements to our efficiency during the quarter, together with likely temporary reductions in advertising expense and expenses related to REO operations.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at March 31, 2010 and December 31, 2009, and in our income statement for the three-month periods ended March 31, 2010 and March 31, 2009.

	March 31, 2010	December 31, 2009	Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,558,654	$1,566,963	$(8,309)
Cash and cash equivalents	175,831	108,198	67,633
Securities	94,447	102,126	(7,679)
Loans receivable, net	1,152,385	1,218,540	(66,155)
Deposits	1,231,971	1,233,395	(1,424)
Borrowings	48,092	50,784	(2,692)
Stockholders’ equity	263,709	263,603	106

Selected Financial Data (continued)

	Three months ended March 31,
	2010	2009	Change
	(Dollars in thousands)
Selected Operating Data:
Interest income	$17,145	$18,906	$(1,761)
Interest expense	3,929	5,736	(1,807)

Net interest income	13,216	13,170	46
Provision for loan losses	851	1,344	(493)

Net interest income after provision for loan losses	12,365	11,826	539
Noninterest income	1,455	1,642	(187)
Noninterest expense	12,678	13,042	(364)

Income before income taxes	1,142	426	716
Income tax expense	426	254	172

Net income	$716	$172	$544

	Three Months Ended March 31,
	2010	2009
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.18%	0.04%
Return on equity (ratio of net income to average equity) (1)	1.08	0.26
Net interest rate spread (1) (2)	3.48	3.36
Net interest margin (1) (3)	3.73	3.74
Average equity to average assets	16.98	17.36
Efficiency ratio (4)	86.42	88.05
Noninterest expense to average total assets (1)	3.25	3.38
Average interest-earning assets to average interest-bearing liabilities	122.57	123.50

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

	At March 31, 2010	At December 31, 2009
Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	3.26%	3.42%
Nonaccrual loans to total loans	3.76	4.01
Allowance for loan losses to nonaccrual loans	39.84	37.63
Allowance for loan losses to total loans	1.50	1.51

Capital Ratios:
Equity to total assets at end of period	16.92	16.82
Tier 1 leverage ratio (Bank only)	12.67	12.44

Other Data:
Number of full service offices	18	18
Employees (full-time equivalent basis)	352	372

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total assets decreased $8.3 million, or 0.53%, to $1.559 billion at March 31, 2010, from $1.567 billion at December 31, 2009, primarily due to a $66.2 million, or 5.4%, decrease in net loans receivable to $1.152 billion at March 31, 2010 from $1.219 billion at December 31, 2009, and a $7.7 million, or 7.5%, decrease in securities available for sale to $94.4 million at March 31, 2010 from $102.1 million at December 31, 2009. These decreases were partially offset by a $67.6 million increase in cash and cash equivalents. Cash and cash equivalents totaled $175.8 million at March 31, 2010, compared to $108.2 million at December 31, 2009.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together make up 75.5% of gross loans. Net loans receivable decreased $66.2 million, or 5.4%, to $1.152 billion at March 31, 2010, from $1.219 billion at December 31, 2009. Multi-family real estate loans decreased by $21.0 million, or 6.4%, primarily due to $24.5 million in principal repayments. Commercial loans decreased by $17.6 million, or 20.0%, due in part to reduced loan demand. Commercial leases also decreased by $7.2 million, or 4.1%. Nonresidential real estate loans decreased $8.8 million, or 2.8%, primarily due to principal payments of $12.7 million, which were partially offset by $3.6 million in draws on existing credit commitments. Construction and land loans decreased $6.4 million, or 19.6%, primarily due to the conversion of $4.4 million in completed projects to fully amortizing end loans. One-to-four family residential mortgage loans decreased $6.1 million, or 2.1%, primarily due to refinancings that were not replaced with new originations.

Our allowance for loan losses decreased by $1.1 million, to $17.5 million at March 31, 2010, from $18.6 million at December 31, 2009. The change reflects the combined impact of a $467,000 decrease in the portion of the specific allowance for loan losses that we allocate to impaired loans, a $638,000 decrease in the general portion of the allowance for loan losses, and $2.0 million in net charge-offs. Of the $2.0 million in net charge-offs, $1.4 million related to write-downs of collateral that was transferred to REO, and $657,000 related to write-downs on the final disposition of collateral by sale.

Securities decreased by $7.7 million, or 7.5%, to $94.4 million at March 31, 2010, from $102.1 million at December 31, 2009. The primary reason for the decrease was $7.8 million in principal repayments and maturities of securities.

We owned common stock of the FHLBC with a stated par value of $15.6 million at March 31, 2010 and December 31, 2009. The FHLBC has not declared any dividends on its common stock since the third quarter of 2007 due to the combined effect of the FHLBC’s financial condition and a cease and desist order that prohibits the FHLBC from declaring dividends without the prior approval of the Director of the Federal Housing Finance Agency. The cease and desist order imposes a similar prior approval requirement on the FHLBC’s repurchase or redemption of common stock from existing and withdrawn members, subject to certain exceptions that are not applicable to the shares of FHLBC common stock that we own. The FHLBC has stated in its public filings that it cannot predict when it will resume paying dividends or repurchasing or redeeming common shares that are subject to the restrictions imposed by the cease and desist order.

Cash and cash equivalents increased $67.6 million, or 62.5%, to $175.8 million at March 31, 2010, from $108.2 million at December 31, 2009.

Deposits decreased $1.4 million, or 0.1%, to $1.232 billion at March 31, 2010, from $1.233 billion at December 31, 2009, primarily due to decreases in interest-bearing NOW and non-interest bearing demand accounts balances. Money market accounts increased $14.0 million, or 4.3% to $336.1 million at March 31, 2010, and certificates of deposit increased $927,000, or 0.23%, to $404.6 million at March 31, 2010, from $403.6 million at December 31, 2009. Interest-bearing NOW accounts decreased $12.3 million, or 4.1% to $290.9 million at March 31, 2010, and non-interest bearing demand accounts decreased $7.0 million, or 6.5%, to $101.3 million at March 31, 2010. Total core deposits (savings, money market, noninterest-bearing demand and interest-bearing NOW accounts) decreased slightly as a percentage of total deposits, representing 67.2% of total deposits at March 31, 2010, compared to 67.3% of total deposits at December 31, 2009. Borrowings decreased $2.7 million, or 5.3%, to $48.1 million at March 31, 2010, from $50.8 million at December 31, 2009, due to our reductions of outstanding FHLBC advances.

Total stockholders’ equity was $263.7 million at March 31, 2010, compared to $263.6 million at December 31, 2009. The increase was primarily due to net income of $716,000, a $773,000 increase resulting from the vesting of stock-based compensation and ESOP shares earned, and a $115,000 increase in accumulated other comprehensive income. These increases were partially offset by the declaration and payment of $1.5 million in cash dividends during the first three months of 2010. The unallocated shares of common stock that our ESOP owns were reflected as a $14.9 million reduction to stockholders’ equity at March 31, 2010, compared to a $15.2 million reduction to stockholders’ equity at December 31, 2009.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

Net Income. We had net income of $716,000 for the three months ended March 31, 2010, compared to net income of $172,000 for the three months ended March 31, 2009. Our earnings per share of common stock for the three months ended March 31, 2010 were $0.04 per basic and fully diluted share, respectively, compared to earnings of $0.01 per basic and fully diluted share, respectively, for the three-month period ending March 31, 2009.

Net Interest Income. Net interest income remained stable, totaling $13.2 million for the three months ended March 31, 2010 and 2009. Our net interest rate spread increased by 12 basis points to 3.48% for the three months ended March 31, 2010, from 3.36% for the same period in 2009. Our net interest margin decreased by one basis point to 3.73% for the three months ended March 31, 2010, from 3.74% for the same period in 2009.

Interest income decreased $1.8 million, or 9.3%, to $17.1 million for the three months ended March 31, 2010, from $18.9 million for the three months ended March 31, 2009. The decrease in interest income resulted primarily from a 53 basis point decrease in the average yield on interest earning assets to 4.84% for the three months ended March 31, 2010, from 5.37% for the same period in 2009. This decrease was partially offset by a $10.4 million increase in total average interest-earning assets to $1.437 billion for the three months ended March 31, 2010, from $1.427 billion for the same period in 2009.

Interest income from loans, the most significant portion of interest income, decreased $1.5 million, or 8.6%, to $16.1 million for the three months ended March 31, 2010, from $17.6 million for the same period in 2009. Interest income on loans and the average yield on loans were reduced by a net increase of $1.6 million in the reserve for uncollected interest that we established for loans that were placed on nonaccrual status at March 31, 2010 over those at March 31, 2009. In addition, the average loans receivable decreased $90.8 million, or 7.1%, to $1.194 billion for the three months ended March 31, 2010, from $1.285 billion for the same period in 2009. The average yield on loans decreased nine basis points to 5.45% for the three months ended March 31, 2010, from 5.54% for the same period in 2009.

Interest income from securities decreased by $335,000, or 24.9%, to $1.0 million for the three months ended March 31, 2010, from $1.3 million for the same period in 2009. The decrease in interest income from securities was primarily due to a decrease of $26.5 million, or 21.5%, in the average outstanding balance of securities to $96.8 million for the three months ended March 31, 2010, from $123.3 million for the same period in 2009. The average yield on securities decreased 20 basis points to 4.22% for the three months ended March 31, 2010 from 4.42% for the same period in 2009.

The FHLBC did not pay dividends on its common stock in the first quarter of 2010 or 2009.

Interest expense decreased $1.8 million, or 31.5%, to $3.9 million for the three months ended March 31, 2010, from $5.7 million for the three months ended March 31, 2009. The decrease in interest expense was due in part to a 65 basis point decrease in the cost of our average interest-bearing liabilities to 1.36% for the three months ended March 31, 2010, from 2.01% for the same period in 2009. This decrease was partially offset by a $17.2 million, or 1.5%, increase in the average interest-bearing liabilities to $1.173 billion for the three months ended March 31, 2010, from $1.155 billion for the same period in 2009.

Interest expense on deposits decreased $1.5 million, or 29.3%, to $3.6 million for the three months ended March 31, 2010, from $5.1 million for the three months ended March 31, 2009. The decrease in interest expense on deposits reflected a 75 basis point decrease in the average rate paid on interest-bearing deposits to 1.31% for the three months ended March 31, 2010, from 2.06% for same period in 2009. The decrease in the average rate paid on interest-bearing deposits was partially offset by a $114.1 million, or 11.3%, increase in average interest-bearing deposits to $1.122 billion for the three months ended March 31, 2010, from $1.008 billion for the same period in 2009.

On a March quarter over quarter basis, the average cost of money market accounts decreased 112 basis points to 1.20%, from 2.32%, the average cost of NOW accounts decreased 33 basis points to 0.65%, from 0.98%, and the average cost of certificates of deposit decreased 94 basis points to 2.08% from 3.02%. The average balances of money market accounts increased $103.6 million, or 45.9%, and the average balance of NOW accounts increased $16.7 million, or 6.1%, to $292.4 million for the three months ended March 31, 2010. These increases were partially offset by a decrease in the average balances of certificates of deposit of $7.7 million, or 1.9%, for the three months ended March 31, 2010.

Interest expense on borrowings decreased $305,000, or 50.4%, to $300,000 for the three months ended March 31, 2010, from $605,000 for the same period in 2009. The decrease was primarily due to a decrease of our average borrowings to $50.2 million for the three months ended March 31, 2010, from $147.1 million for the same period in 2009. The decrease in our average borrowings balance was partially offset by a 75 basis point increase in interest rates paid on borrowings to 2.42% for the three months ended March 31, 2010, from 1.67% for the same period in 2009.

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

	For the three months ended March 31,
	2010			2009
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)

Interest-earning Assets:
Loans	$1,194,313	$16,057	5.45%	$1,285,125	$17,563	5.54%
Securities	96,778	1,008	4.22	123,278	1,343	4.42
Stock in FHLB	15,598	—	—	15,598	—	—
Other	130,547	80	0.25	2,863	—	—

Total interest-earning assets	1,437,236	17,145	4.84	1,426,864	18,906	5.37

Noninterest-earning assets	121,985			117,531

Total assets	$1,559,221			$1,544,395

Interest-bearing Liabilities:
Savings deposits	$97,438	121	0.50	$95,938	121	0.51
Money market accounts	329,411	976	1.20	225,840	1,290	2.32
Interest-bearing NOW accounts	292,373	465	0.65	275,647	663	0.98
Certificates of deposit	403,212	2,067	2.08	410,904	3,057	3.02

Total deposits	1,122,434	3,629	1.31	1,008,329	5,131	2.06
Borrowings	50,178	300	2.42	147,068	605	1.67

Total interest-bearing liabilities	1,172,612	3,929	1.36	1,155,397	5,736	2.01

Noninterest-bearing deposits	101,843			103,605
Noninterest-bearing liabilities	20,027			17,329

Total liabilities	1,294,482			1,276,331
Equity	264,739			268,064

Total liabilities and equity	$1,559,221			$1,544,395

Net interest income		$13,216			$13,170

Net interest rate spread (2)			3.48%			3.36%
Net interest-earning assets (3)	$264,624			$271,467

Net interest margin (4)			3.73%			3.74%

Ratio of interest-earning assets to interest-bearing liabilities	122.57%			123.50%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonaccrual and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $851,000 for the three months ended March 31, 2010, compared to a provision for loan losses of $1.3 million for the three months ended March 31, 2009. The provision for loan losses reflects $2.0 million in charge-offs, which were partially offset by a decrease of $467,000 to the specific portion of the allowance for loan losses that we allocate to impaired loans and a $638,000 decrease to the general portion of the allowance for loan and lease losses. Of the $2.0 million in charge-offs, $1.4 million related to write-downs related to the transfer of collateral to REO, and $657,000 related to the final disposition of collateral by sale.

Nonperforming assets are as follows:

	March 31, 2010	December 31, 2009	$ Change
	(Dollars in thousands)
Nonaccrual loans	$43,965	$49,489	$(5,524)
Real estate owned	6,882	4,084	2,798

Nonperforming assets	$50,847	$53,573	$(2,726)

Nonaccrual loans decreased $5.5 million, or 11.2%, to $44.0 million at March 31, 2010, from $49.5 million at December 31, 2009. Of this $5.5 million decrease, $3.4 million reflected the book value (net of all applicable write-downs) of collateral transferred to REO, and $2.7 million reflected resolutions of various non-performing loans.

Our allowance for loan losses totaled $17.5 million, or 1.50% of total loans, at March 31, 2010, compared to $18.6 million, or 1.51% of total loans, at December 31, 2009. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 39.8% of nonperforming loans at March 31, 2010, and 37.6% of nonperforming loans at December 31, 2009. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Noninterest Income. Our noninterest income decreased $187,000, or 11.4%, to $1.5 million for the three months ended March 31, 2010, from $1.6 million for the same period in 2009. Deposit service charges and fees remained stable at $773,000 for the three months ended March 31, 2010 compared to $794,000 for the same period in 2009. Income from insurance commissions and annuities decreased by $42,000, or 23.7%, to $135,000 for the three months ended March 31, 2010, from $177,000 for the same period in 2009, due to the impact of market and economic conditions on sales. Gains on sales of loans decreased by $209,000 to $47,000 for the three months ended March 31, 2010, from $256,000 for the same period in 2009, due to a decrease in the volume of loan sales. Mortgage servicing rights amortization expense decreased $82,000, or 55.0%, to $67,000 for the three months ended March 31, 2010, from $149,000 for the same period in 2009. We also recorded an additional reserve of $176,000 in the first quarter 2010 on our mortgage servicing rights portfolio due to accelerating prepayment speeds, compared to an additional reserve of $73,000 in the same period in 2009. Earnings on bank-owned life insurance were $79,000 for the three months ended March 31, 2010, compared to a loss of $59,000 for the same period in 2009. Other income decreased $37,000, or 38.1%, to $60,000 for the three months ended March 31, 2010, from $97,000 for the same period in 2009.

The following table summarizes noninterest income for the three-month periods ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009	Change
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$773	$794	$(21)
Other fee income	434	428	6
Insurance commissions and annuities income	135	177	(42)
Gain on sale of loans, net	47	256	(209)
Loss on disposition of premises and equipment, net	—	(4)	4
Loan servicing fees	170	175	(5)
Amortization and impairment of servicing assets	(243)	(222)	(21)
Earnings (loss) on bank owned life insurance	79	(59)	138
Other	60	97	(37)

Total noninterest income	$1,455	$1,642	$(187)

Noninterest Expense. Our noninterest expense was $12.7 million for the three months ended March 31, 2010, compared to $13.0 million for the three months ended March 31, 2009, a decrease of $364,000. The primary reason for the decrease in noninterest expense was a $654,000, or 8.3%, decrease in compensation and benefits expense to $7.2 million, from $7.9 million for the same period in 2009. The decrease was due in part to a decrease of 38 full time equivalent employees from 390 at March 31, 2009 to 352 at March 31, 2010, resulting from continued functional staffing reviews. Office occupancy and equipment expense remained stable at $1.8 million for each of the three month periods ended March 31, 2010 and 2009. Information technology expenses decreased $87,000, or 8.6%, to $921,000, from $1.0 million for the same period in 2009. Net operations from REO included $55,000 in write-downs or losses on REO, compared to $212,000 in 2009. These expense reductions were offset in substantial part by an increase in our expense for Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums to $555,000 during the three months ended March 31, 2010, compared to $49,000 during the same period of 2009. The increase in our expense for FDIC deposit insurance premiums was due to the full utilization of our FDIC credits combined with a substantial increase in the FDIC’s assessment rate. Other general and administrative expenses increased $193,000, or 21.9%, to $1.1 million, from $881,000 for the same period in 2009. Results for the three months ended March 31, 2009 included the recovery of $151,000 in previously charged off customer deposit losses.

The following table summarizes noninterest expense for the three-month periods ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009	Change
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$7,211	$7,865	$(654)
Office occupancy and equipment	1,801	1,767	34
Advertising and public relations	216	366	(150)
Information technology	921	1,008	(87)
Supplies, telephone and postage	361	424	(63)
Amortization of intangibles	405	429	(24)
Operations of real estate owned	134	253	(119)
FDIC insurance premiums	555	49	506
Other	1,074	881	193

Total noninterest expense	$12,678	$13,042	$(364)

Income Tax Expense. We recorded income tax expense of $426,000 for the three months ended March 31, 2010, compared to $254,000 in income tax expense for the same period in 2009. Our effective tax rate for the three-months ended March 31, 2010 was 37.3%, compared to 59.6% for the same period in 2009.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the FHLBC, which provides an additional source of short-term and long-term funding. Outstanding borrowings from the FHLBC were $38.6 million at March 31, 2010, at a weighted average interest rate of 2.73%. A total of $29.6 million of these borrowings will mature in less than one year. Outstanding FHLBC borrowings were $43.6 million at December 31, 2009.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $23.9 million in cash and cash equivalents as of March 31, 2010 and cash dividends from our subsidiary, the Bank.

As of March 31, 2010, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2010, we had no other material commitments for capital expenditures.

Capital Resources. Stockholders’ equity totaled $263.7 million at March 31, 2010, compared to $263.6 million at December 31, 2009. Net income of $716,000 and a $773,000 increase resulting from the vesting of stock-based compensation and ESOP shares earned were partially offset by the declaration and payment of $1.5 million in cash dividends during the first three months of 2010.

Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The repurchase authorization will expire on May 17, 2010, unless extended by the Board of Directors. As of March 31, 2010, the Company had repurchased 3,882,723 shares of its common stock out of the 5,047,423 shares that have been authorized for repurchase. For additional information, see “Part II Item 2(c), Unregistered Sales of Equity Securities and Use of Proceeds, Repurchases of Equity Securities.”

At March 31, 2010, the regulatory capital ratios and minimum required regulatory ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions

March 31, 2010
Total capital (to risk-weighted assets)	17.41%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	16.32	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.67	4.00	5.00

December 31, 2009
Total capital (to risk-weighted assets)	16.40%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	15.31	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.44	4.00	5.00

As of March 31, 2010 and December 31, 2009, the Office of Thrift Supervision categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s category.

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

Quantitative Analysis. The following table sets forth, as of March 31, 2010, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the US Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points)	Estimated Increase in NPV		Decrease in Estimated Net Interest Income
	Amount	Percent	Amount	Percent
	(dollars in thousands)		(dollars in thousands)
+400	$13,759	5.56%	$(2,011)	(3.85)%
+300	10,280	4.16	(1,473)	(2.82)
+200	7,247	2.93	(1,045)	(2.00)
+100	2,921	1.18	(672)	(1.29)
0	—	—	—	—

The Company has opted not to include an estimate for a decrease in rates at March 31, 2010 because the results are not relevant given the current targeted Fed Funds Rate set by the Federal Open Market Committee. The table set forth above indicates that at March 31, 2010, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 2.93% increase in NPV and a $1.0 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities

Not applicable

(b)	Use of Proceeds

Not applicable

(c)	Repurchases of Equity Securities

Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. In accordance with this authorization, we had repurchased 3,882,723 shares of our common stock as of March 31, 2010. There were no share repurchases conducted in the first quarter of 2010. The current share repurchase authorization will expire on May 17, 2010, unless extended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

Date: April 26, 2010

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