Form 10-K/A
period 2009-12-31
BankFinancial CORP
filed 2010-04-30
CIK 1303942

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

At March 31, 2010, there were 21,416,377 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

BankFinancial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 8, 2010. In accordance with General Instruction G(3), the Company is now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information, as of April 30, 2010 regarding the members of the Board of Directors, including their years of service and terms of office. Except as indicated elsewhere in this Annual Report on Form 10K/A, there are no arrangements or understandings between any of the directors or nominees and any other person pursuant to which such directors or nominees were selected.

Name	Position(s) Held in the Company	Director Since (1)	Term of Class to Expire
John M. Hausmann, C.P.A.	Director	1990	2010
Glen R. Wherfel, C.P.A.	Director	2001	2010
F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	1983	2011
Joseph A. Schudt	Director	1992	2011
Cassandra J. Francis	Director	2006	2012
Sherwin R. Koopmans	Director	2003	2012
Terry R. Wells	Director	1994	2012

(1)	For each director, denotes the earlier of the year the individual became a director of BankFinancial, F.S.B. or the year the individual became a director of the Company or its predecessors, BankFinancial MHC and BankFinancial Corporation, the federal corporation. Except for Glen R. Wherfel and Cassandra J. Francis, each individual has served as a director of the Company since its formation in 2004. Mr. Wherfel was appointed to the Board of Directors of the Company on May 18, 2006; Ms. Francis was appointed to the Board of Directors of the Company on September 27, 2006.

The business experience for at least the past five years of each member of the Board of Directorsis set forth below.

John M. Hausmann, C.P.A. Age 55. Mr. Hausmann has been a self-employed certified public accountant since 1980. Prior to that time, he was an accountant with Arthur Andersen. Mr. Hausmann is a member of the American Institute of Certified Public Accountants and the Illinois Certified Public Accountant Society. He has been a director of the Company since its formation in 2004, and of the Bank since 1990. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Hausmann is the Chairman of the Audit Committees of the Company and the Bank and a member of the Executive Committees of the Company and the Bank.

Mr. Hausmann brings to the Board, among other skills and qualifications, a comprehensive understanding of accounting, auditing and taxation principles based on his many years of experience as a certified public accountant. His experience as a member of the Audit Committee has provided him with a thorough knowledge of the Company’s internal controls and internal and external audit procedures. His tax and accounting practice and longtime residency in the Bank’s southernmost market territory have also provided him with a unique familiarity with the needs of the Bank’s small business and municipal customers and communities.

Glen R. Wherfel, C.P.A. Age 60. Mr. Wherfel has been a principal in the accounting firm of Wherfel & Associates since 1984. Mr. Wherfel was a director of Success National Bank from 1993 to 2001, and of Success Bancshares from 1998 to 2001. He was the Chairman of Success National Bank’s Loan Committee and a member of its Asset Liability Management Committee. Mr. Wherfel has been a director of the Company since 2006, and of the Bank since 2001. Mr. Wherfel is a member of the Asset Quality Committee of the Bank.

Mr. Wherfel brings to the Board, among other skills and qualifications, substantial experience in entrepreneurial finance and operations. His tax and accounting practice, longtime residency in the Bank’s northern market territory and service as a director of Success National Bank have also provided him a unique familiarity with the needs of the Bank’s small business and municipal customers and communities.

Cassandra J. Francis. Age 44. Ms. Francis recently joined Clayco, Inc. as Executive Director of its new Chicago office. Clayco is a national full-service real estate and design-build firm active in the healthcare, higher education, commercial, residential, and industrial sectors. Ms. Francis was previously the Director of Olympic Village Development for the 2016 Chicago Olympic Committee. She had previously served in various management positions with U.S. Equities Development, L.L.C. since 1995 and most recently held the office of Senior Vice President. Ms. Francis is a member of the American Institute of Certified Planners, is a LEED accredited professional, and is licensed as a real estate broker in the States of Illinois and Indiana. She is also a member of the Board of Governors of Lambda Alpha International, an honorary land economics society. Ms. Francis has been a director of the Company and the Bank since 2006, and is a member of the Asset Liability Management Committee of the Bank and the Human Resources Committees of the Company and the Bank, and for 2010, a member of the Corporate Governance and Nominating Committee of the Company.

Ms. Francis brings to the Board, among other skills and qualifications, substantial experience in urban planning and commercial real estate development and operations, with particular emphasis in retail development and leasing. She also has extensive experience with commercial real estate finance and valuations, particularly in Midwestern markets.

F. Morgan Gasior. Age 46. Mr. Gasior has served as Chairman of the Board, Chief Executive Officer and President of the Company since its formation in 2004, and of the Bank since 1989, and as a director of the Bank since 1983. He held the same positions with the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Gasior has been employed by the Bank in a variety of positions since 1984, and became a full-time employee in 1988 when he was appointed as Executive Vice President and Chief Operating Officer. Mr. Gasior serves as the Chairman of the Executive Committees of the Company and the Bank and is a member of the Asset Quality Committee of the Bank. He was also a director and officer of Financial Assurance Services from 1989 through 2003. Mr. Gasior is licensed as an attorney in the States of Illinois and Michigan, but he does not actively practice law.

Mr. Gasior brings to the Board, among other skills and qualifications, a comprehensive understanding of the Bank’s strategies, operations and customers based on his more than 25 years of service as an employee and officer of the Bank. He has led the development and implementation of the Bank’s financial, lending, operational, technology and expansion strategies, and this experience has uniquely positioned him to adjust the Company’s business strategies to respond to changing economic, regulatory and competitive conditions, and to discern and coordinate operational changes to match these strategies. His position on the Board also provides a direct channel of communication from senior management to the Board.

Sherwin R. Koopmans. Age 68. Mr. Koopmans has been actively involved in the banking industry since 1964, including service in senior management positions with the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. Since retiring from government service in December 1995, Mr. Koopmans has performed short-term consulting engagements on banking and deposit insurance issues for private clients, including several located in European, Asian and South American countries. Mr. Koopmans is currently retired. He was a director of Success Bancshares and its wholly-owned subsidiary, Success National Bank, from 1997 until 2001, and was the Chairman of Success Bancshares’ Executive Committee and Asset/Liability Management Committee and a member of its Audit Committee and Human Resources Committee. Mr. Koopmans has been a director of the Company since its formation in 2004, and of the Bank since 2004. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 2003 to 2005. He also served as a director of Financial Assurance Services, a subsidiary of the Bank, from 2001 to 2003. Mr. Koopmans is the Chairman of the Asset Liability Management Committee of the Bank, a member of the Human Resources Committees and Executive Committees of the Company and the Bank, a member of the Audit Committee of the Company, and for 2010, a member of the Corporate Governance and Nominating Committee of the Company.

Mr. Koopmans brings to the Board, among other skills and qualifications, substantial experience in the federal bank regulatory system, and with federal banking laws, regulations and examination practices and the FDIC’s resolution process. His experience as a bank regulator has also provided him with a comprehensive understanding of interest rate risk and liquidity management, which he regularly utilizes as the Chair of the Board’s Asset Liability Committee.

Joseph A. Schudt. Age 72. Mr. Schudt served as the Principal Partner and President of Joseph A. Schudt & Associates, a professional engineering firm based in Frankfort, Illinois, specializing in engineering design, environmental analyses and land surveying, from 1972 to 2004. Mr. Schudt currently serves as a Vice President of Joseph A. Schudt & Associates. Mr. Schudt is licensed as a professional engineer in seven states, including Illinois. He has been a director of the Company since its formation in 2004, and of the Bank since 1992. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Schudt is the Chairman of the Asset Quality Committee of the Bank and of the Human Resources Committees of the Company and the Bank, a member of the Executive Committees of the Company and the Bank, and for 2010, a member of the Corporate Governance and Nominating Committee of the Company.

Mr. Schudt brings to the Board, among other skills and qualifications, substantial experience in commercial real estate construction and development, and federal, state and local requirements relating to project development, land use and environmental remediation. His experience as a member and the Chair of the Bank’s Asset Quality Committee has provided him with a thorough knowledge of the Bank’s loan portfolio and portfolio management practices, as well as applicable financial, consumer and social compliance regulations.

Terry R. Wells. Age 51. Mr. Wells has served as the Mayor of the Village of Phoenix, Illinois since 1993. Mr. Wells has also taught history and social studies since 1981 at the elementary and high school levels, and presently teaches U.S. History at Thornton Township High School in Harvey, Illinois. Mr. Wells serves as President of the South Suburban Mayors and Managers

Association. He is also a member of the Board of Directors of Pace, a Division of the Regional Transportation Authority, and the Board of Trustees of South Suburban College. Mr. Wells has been a director of the Company since its formation in 2004, and of the Bank since 1994. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Wells is a member of the Audit Committees and the Human Resources Committees of the Company and the Bank, and for 2010, Chairman of the Corporate Governance and Nominating Committee of the Company.

Mr. Wells brings to the Board, among other skills and qualifications, substantial experience in municipal government and finance, community and economic development and serving the needs of low- and moderate-income borrowers and communities. His experience as an educator has also provided him with significant expertise in secondary and post-secondary vocational training applicable to the Bank’s customer service and support personnel.

Executive Officers Who Are Not Directors

Set forth below is information, as of April 30, 2010, regarding the principal occupations for at least the past five years of the individuals who served as executive officers of the Company and/or the Bank during 2009 and who are not directors of the Company or the Bank. All executive officers of the Company and the Bank are elected annually by their respective Boards of Directors and serve until their successors are elected and qualify. No executive officer identified below is related to any director or other executive officer of the Company or the Bank. Except as indicated elsewhere in this Annual Report on Form 10-K/A, there are no arrangements or understandings between any officer identified below and any other person pursuant to which any such officer was selected as an officer.

Gregg T. Adams. Age 51. Mr. Adams has served as the Executive Vice President of the Marketing and Sales Division of the Bank since 2001 and was the Senior Vice President of the Marketing and Sales Division from 2000 to 2001. Mr. Adams joined the Bank in 1986 and has served in various positions with the Bank and its former real estate subsidiary, Financial Properties, Inc., including as Vice President of Marketing Development.

James J. Brennan. Age 59. Mr. Brennan has served as the Secretary and General Counsel of the Bank since 2000 and of the Company since its formation in 2004, and held the same positions with BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 2000 to 2005. Mr. Brennan also serves as the Executive Vice President of the Corporate Affairs Division of the Company and the Bank. Mr. Brennan was a practicing attorney from 1975 until 2000. Prior to joining the Bank and its parent companies, he was a partner in the law firm of Barack Ferrazzano Kirschbaum & Nagelberg, Chicago, Illinois, and was the Co-Chairman of the firm’s Financial Institutions Group and a member of its Management Committee. Mr. Brennan is also a director of Financial Assurance Services.

Christa N. Calabrese. Age 61. Ms. Calabrese has served as the President of the Bank’s Northern Region since 2001. She served as the Chief Lending Officer of Success National Bank from 1992 until it was acquired by the Company in 2001, and during that time she held the offices of Executive Vice President and Senior Vice President. Ms. Calabrese was an Asset Specialist with the Resolution Trust Corporation from 1990 to 1992 and held commercial lending positions with several Chicago area community banks from 1969 to 1990.

Paul A. Cloutier, C.P.A. Age 46. Mr. Cloutier has served as the Chief Financial Officer and Treasurer of the Company since its formation in 2004, of the Bank since 1991, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Cloutier also serves as the Executive Vice President of the Finance Division of the Company and the Bank. He is a registered certified public accountant in the State of Michigan and is a member of the American Institute of Certified Public Accountants. Prior to joining the Bank and its parent companies, he was a Senior Tax Associate with Coopers & Lybrand.

John G. Manos. Age 49. Mr. Manos has served as the President of the Bank’s Southern Region since 2006. He has held various positions with the Bank since 1999, including Senior Vice President, Vice President and Senior Vice President of Regional Commercial Banking. Prior to joining the Bank, Mr. Manos was the Manager – Commercial Lending for Preferred Mortgage Associates.

Audit Committee

The Board of Directors has an Audit Committee comprised of Messrs. Hausmann (Chairman), Wells and Koopmans. Each is an “independent” director as defined in Rule 4200(a)(15) of the listing standards of the NASDAQ Stock Market and Rule 10A-3 of the Securities and Exchange Commission. The Board of Directors has determined that Messrs. Hausmann and Koopmans both qualify as an “audit committee financial expert” as currently defined in the regulations of the Securities and Exchange Commission. (“SEC”).

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s executive officers and directors, and beneficial owners of greater than 10% of the outstanding shares of the Company’s common stock, are required to file reports with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Company’s common stock. SEC rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on the Company’s review of ownership reports required to be filed for the year ended December 31, 2009, no executive officer, director or 10% beneficial owner of shares of the Company’s common stock failed to file any required ownership report on a timely basis, except that Mr. Joseph Schudt, Director, filed one late Form 4, which was five business days late, covering three purchase transactions that occurred on a single day.

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

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes the Company’s compensation philosophy and policies for 2009 as applicable to the executive officers named in the Summary Compensation Table. This section explains the structure and rationale associated with each material element of the named executive officers’ compensation, and it provides context for the more detailed disclosure tables and specific compensation amounts provided in the following section. It is important to note that the Company and the Bank share an executive management team, and except for awards made pursuant to the Company’s 2006 Equity Incentive Plan (the “2006 EIP”), the members of the executive management team are compensated by the Bank rather than the Company, and the Company reimburses the Bank for their services to the Company through intercompany expense allocations. The compensation packages of the named executive officers are determined and approved by the Human Resources Committee based upon each officer’s performance and roles for both the Company and the Bank.

Role of the Human Resources Committee of the Board of Directors

Pursuant to its Charter, the Human Resources Committee is directly responsible for the execution of the Board of Directors’ responsibilities with respect to compensation, performance evaluation and succession planning for the Company’s Chief Executive Officer and other named executive officers. The Human Resources Committee is also responsible for the submission of an annual report on executive compensation to the Board of Directors for inclusion in the Company’s Annual Report on Form 10-K/A. During 2009, the Human Resources Committee was comprised of Messrs. Schudt (Chairman), Koopmans, and Wells and Ms. Francis, each of whom is expected to serve on the committee through June 29, 2010. Each of the members is considered “independent” according to the listing standards of the NASDAQ Stock Market, an “outside” director pursuant to Section 162(m) of the Internal Revenue Code, and a “non-employee” director under Section 16 of the Securities Exchange Act of 1934.

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

For 2009, the Human Resources Committee considered the Company’s and the Bank’s performance within the context of the 2009 business plan and management’s overall performance, weighing numerous factors within and outside of management’s control.

Corporate Performance and Peer Comparison. In establishing named executive officer compensation, the Human Resources Committee periodically evaluates the Company’s and the Bank’s performance compared to management’s and the Board of Directors’ overall goals and business plan objectives as well as to other financial institutions. The Human Resources Committee believes that using the Company’s and the Bank’s performance as a factor in determining named executive officer compensation levels is a useful tool for aligning the executive officers’ interests with those of the stockholders of the Company. With that in mind, the Human Resources Committee focuses on the Company’s and the Bank’s overall performance relative to the prior calendar year and also considers the performance of local competitors. As part of the evaluation and review, the Human Resources Committee also takes into account the manner in which various subjective issues, such as competition and general economic conditions may have affected performance.

For purposes of comparative analysis in assessing performance, the Company generally considers commercial banks and savings institutions with total assets within a specific range. The group of comparative institutions used in 2009 generally, but not exclusively, included local financial institutions with total assets of $1 billion to $10 billion. Given the ever-changing landscape within the banking industry, there is no specifically defined group of companies that is utilized for this analysis. The local financial institutions that were considered in 2009 included: Taylor Capital Group, Inc. (TAYC), First Midwest Bancorp, Inc. (FMBI), MB Financial, Inc. (MBFI), Wintrust Financial Corporation (WTFC), PrivateBancorp Inc. (PVTB) and CFS Bancorp, Inc. (CITZ).

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

Performance Reviews and Role of Executives in Committee Meetings. Management reports to the Board of Directors at least annually on its progress in achieving the strategic, financial and management objectives established by the business plan. The Board of Directors then considers the overall performance of the Company and its named executive officers in the context of these objectives, weighing numerous factors and conditions within and outside of management’s control. Following this review, the Human Resources Committee reviews current and proposed compensation levels for the Chief Executive Officer and the other named executive officers. The Human Resources Committee relies in part upon the Chief Executive Officer’s self-assessment as well as his assessment of each named executive officer’s individual performance, which considers each named executive officer’s achievements of his or her individual goals each year. However, the Board of Directors and Human Resources Committee exclude the Chief Executive Officer and all other named executive officers from their discussions and formal meetings concerning named executive officer compensation, except to receive the results of the decisions made by the Human Resources Committee or the Board of Directors and other relevant information.

Information Resources and Role of Compensation Consultants. In reviewing current and proposed compensation levels for named executive officers, the Human Resources Committee considers the organizational structure and composition of the Company and the Bank, external information from public sources on peer and competitor compensation practices and levels and other information it deems relevant to its responsibilities. The Human Resources Committee continued to have access to its own outside counsel and compensation consultant during 2009. The Human Resources Committee engaged Frederic W. Cook & Co. to assist in the preparation of the compensation aspects of reports filed with the SEC and to be available for consultations with outside counsel to the Human Resources Committee, but did not engage an independent compensation consultant for any other specific purpose in the 2009 review process because it believed it had sufficient information from external, independent public sources to execute its responsibilities.

Components of Executive Compensation

General. All named executive officers of the Company, including the Chief Executive Officer, are currently executive officers of the Bank. On May 19, 2006, the Company adopted the 2006 EIP, and it was subsequently approved by the Company’s stockholders at the 2006 Annual Meeting. Except for awards made pursuant to the 2006 EIP, the Company does not separately compensate its named executive officers. The compensation that the Bank pays to its named executive officers, however, is taken into account in establishing the inter-company expense allocations that the Company pays to the Bank. In connection with its mutual-to-stock conversion, the Bank also established a tax-qualified employee stock ownership plan (“ESOP”), and named executive officers are eligible to participate in the ESOP subject to vesting and other requirements and limitations applicable to all participants generally.

Base Salary. Generally, base salary levels are established based on job descriptions and responsibilities, either temporary or permanent in nature (including any revisions or proposed revisions thereto), competitive conditions and general economic trends in the context of the Bank’s financial and franchise condition, and performance.

In 2010, the base salaries for the named executive officers did not change and remained the same as in 2009. Such base salaries are as follows:

Name	Position	2009 and 2010 Base Salary(1)

F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	$405,804

Paul A. Cloutier	Executive Vice President and Chief Financial Officer	$259,046

James J. Brennan	Executive Vice President, Corporate Secretary and General Counsel	$309,969

Christa N. Calabrese	Regional President	$226,807

Gregg T. Adams	Executive Vice President, Marketing and Sales	$225,000

(1)	Base salary is effective as of March 16, 2009.

Non-Equity Short-Term Incentive Compensation. Annual cash incentive compensation reflects the relative achievement of the strategic, financial and management objectives established by the business plan, management’s responses to unforeseen circumstances or conditions that materially differ from those originally assumed, and the individual performance factors established for the Chief Executive Officer, Chief Financial Officer and each Regional President. Annual cash incentive compensation is generally established as a range of possible awards based on a percentage of base salary. Other factors considered include recent changes or proposed changes to base salary or other compensation elements, as well as competitive considerations. The Plan-Based Awards table is included in the “Conclusions for the Year Ended December 31, 2009.”

For 2009, the Company implemented performance- and risk-based incentive compensation matrices for the Chief Financial Officer and each Regional President, in addition to the matrix already implemented for the Chief Executive Officer. Taken together, these matrices incorporate direct relationships of the Company’s principal risk exposures and performance based on the Human Resources Committee’s assessments. The individual awards applicable to the Chief Financial Officer and the Northern Regional President are discussed in “Conclusions for the Year Ended December 31, 2009.”

Discretionary Non-Equity Bonus. In general, the Company’s business plan assumptions include a total annual bonus payment cash pool between 10% and 20% of base salary for named executive officers other than the Chief Executive Officer, Chief Financial Officer and Regional Presidents. Provided that, if and as applicable, the Company’s overall financial performance was generally consistent with the overall projected business plan results (taking into consideration factors both within and outside of the Company’s and the executive officers’ control), the annual performance review process results in an award based on an assessment of the named executive officer’s execution of their applicable responsibilities. The Company does not use an empirical mathematical formula to determine the amount of the actual annual cash incentive compensation for these bonuses. These individual awards are discussed in “Conclusions for the Year Ended December 31, 2009.”

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

No equity awards were granted to any named executive officer in 2009. The Human Resources Committee believes that the establishment of equity-based compensation programs has been an important tool for the retention and attraction of qualified management talent.

Share Ownership Guidelines. In the absence of difficult personal circumstances, the Human Resources Committee encourages the Chief Executive Officer and the other named executive officers of the Company to acquire with their own funds and hold a position in Company shares equal to 100% of the executive’s three-year average annual cash compensation. At December 31, 2009, all of the Company’s named executive officers met all elements of the Human Resources Committee’s share ownership guidelines.

401(k) Plan. The Company has a tax-qualified defined contribution retirement plan covering all of its eligible employees. Employees are eligible to participate in the plan after attainment of age 21 and completion of six months of service. Effective April 1, 2007, the Board of Directors amended the match component of the plan to provide a fixed match in the amount of 50% of the first 6% of compensation deferred under the plan. The Board of Directors amended the match formula after considering the significant benefit provided to all eligible employees under the Bank’s ESOP. The Company could also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $429,164 were made to the 401(k) plan for 2009.

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

Excluding the effects of the Bank’s contributions for the health, vacation, 401(k) and ESOP benefits available to all full-time employees and the Bank’s reimbursement of the after-tax premium costs for additional life and disability insurance coverages, the Human Resources Committee generally believes that other compensation and perquisites should not exceed 10% of each named executive officer’s total annual cash compensation. The Company’s perquisite policy was amended in 2007 to reflect this limitation. As of December 31, 2009, the Company’s compensation practices with respect to other compensation and perquisites met this standard.

Conclusions for Year Ended December 31, 2009

Executive Summary. The following is a brief summary of the compensation decisions the Human Resources Committee made with respect to the named executive officers for 2009 and 2010:

•	base salaries for the named executive officers, other than the Chief Executive Officer, increased by 2.5% for 2009, and for 2010, no increase was awarded;

•	aggregate annual cash incentive payments to the named executive officers for 2009 decreased significantly from the aggregate annual cash incentives paid for 2008; and

•	no equity awards were granted to any named executive officer in 2009.

Review of Chief Executive Officer. The Human Resources Committee met outside the presence of management to review the Chief Executive Officer’s performance in the context of the approved business plan, and the extent to which established strategic, financial and management objectives were realized during 2009. The Human Resources Committee also evaluated the overall state of the Company’s franchise and strategic position, capabilities and direction consistent with the Chief Executive Officer’s execution of his leadership and planning responsibilities.

The Human Resources Committee reported that, at a meeting attended solely by committee members, it reviewed and evaluated the self-assessment and other information provided by the Chief Executive Officer and other factors for the purpose of reviewing the Chief Executive Officer’s performance during 2009. The review encompassed five specific performance areas – core earnings per share, internal controls, asset quality, marketing and business development, and leadership and planning. The Chief Executive Officer’s performance was rated in each category based on as assessment by the Board of Directors of the Company’s performance using both internal and external information including trends and absolute and relative performance data where applicable and pertinent. Each category was assigned a weighting that represented a percentage of the overall composite rating. The Human Resources Committee determined that the Chief Executive Officer’s performance was satisfactory with respect to internal controls, marketing and business development, and leadership and planning, and noted that the Company is well positioned to pursue any suitable unassisted or FDIC-assisted acquisition opportunities that might arise. The Human Resources Committee further determined that, although asset quality declined on an absolute basis (though less so on a relative basis), management responded appropriately to the asset quality challenges that were presented by economic conditions. Core earnings per share, however, were significantly below the business plan.

The matrix prepared by the Human Resources Committee with respect to the Chief Executive Officer is as follows:

COMPONENT	Weight	2009 Performance	2009 Percentage

Core Earnings Per Share(1)	25%	Significantly Below	— %
Internal Controls	25	Met	10
Asset Quality	25	Below	5
Marketing & Business Development(2)	15	Met	10
Leadership & Planning	10	Met	10

Composite	100%	Below	6.25% (3)

CATEGORY	2008 Performance	2009 Performance	2009 Plan
	(dollars in thousands, except for per share data)

Earnings Per Share
Earnings (Loss) Per Share	$(0.98)	$(0.04)	$0.26
Core Earnings Per Share(1)	0.23	0.13	0.38

Internal Controls
No Significant or Material Deficiencies

Asset Quality
Non-Performing Assets (NPA)	$14,613	$53,573
NPA to Total Assets	0.94%	3.42%

Marketing & BusinessDevelopment(3)
Deposit Bal. > $100,000	$376,020	$488,645
Deposit Bal. < $100,000	643,343	688,043

(1)	Core earnings per share represents earnings per share adjusted for the after-tax effect of equity-based compensation, the amortization of intangible expenses, gain on VISA stock, loss on sale of securities, gain on sale of merchant processing operations, FDIC special assessment and loss on impairment of securities
(2)	Excludes wholesale and internal deposit accounts
(3)	Represents the percentage of base salary awarded as cash incentive compensation.

The Human Resources Committee concluded that, based on the matrix reflected in the above table, the Chief Executive Officer was eligible to receive cash incentive compensation. However, at the Chief Executive Officer’s request and by mutual consent, the Board of Directors and the Chief Executive Officer agreed that no form of incentive compensation payment would be awarded to the Chief Executive Officer for 2009. The Human Resources Committee also noted that it would forego the standard increase to base compensation based on a cost-of-living index for all named executive officers, including the Chief Executive Officer. The Board of Directors, with Mr. Gasior not participating, ratified the actions of the Human Resource Committee with respect to the Chief Executive Officer.

Review of the Chief Financial Officer and Regional Presidents. The Human Resources Committee met outside the presence of management to review the performance of the Chief Financial Officer and each Regional President. The Human Resources Committee noted that the Chief Executive Officer had submitted assessments of the performance of these officers to the Human Resources Committee based on proposed non-equity short-term incentive compensation performance matrices which were established for review in 2010 but not pre-determined in 2009. The Human Resources Committee reviewed and evaluated the information provided by the Chief Executive Officer. Because the members of the Board of Directors have had considerable interaction with the Company’s Chief Financial Officer and the Regional Presidents throughout the year, the Human Resources Committee determined that it had a strong basis to make an evaluation of the executive officers independent of the Chief Executive Officer’s conclusions and recommendations. The Human Resources Committee determined to adjust certain performance conclusions based on its own assessment of responsibilities and approved non-equity short-term incentive compensation awards to the Chief Financial Officer and each Regional President. The Board of Directors, with Mr. Gasior not participating, ratified the actions of the Human Resources Committee with respect to the other named executive officers.

The matrices prepared by the Human Resources Committee with respect to the Chief Financial Officer and the Northern Regional President are as follows:

Chief Financial Officer

COMPONENT	Weight	2009 Performance	2009 Percentage

Core Earnings Per Share (1)	5%	Significantly Below	—%
Internal Controls	25	Met	10
Asset Quality (Securities) (2)	30	Below	5
Liquidity & Interest Rate	30	Met	10
Leadership & Planning	10	Met	10

Composite	100%	Below	8.00%

Northern Regional President
COMPONENT	Weight	2009 Performance	2009 Percentage

Customer Service	25%	Met	10%
Asset Quality (1)	25	Below	5
Loan Growth (2)	15	Below	5
Deposit Growth (2)	15	Met	10
Internal Growth	10	Met	10
Leadership & Planning	10	Met	10

Composite	100%	Below	8.00%

(1)	Information provided in the Chief Executive Officer matrix.
(2)	The Human Resource Committee’s review was based on information provided in our audited financial statements. Such results were reviewed generally but were not compared to predetermined numerical criteria.

Review of Other Named Executive Officers. The Human Resources Committee met outside the presence of management to review the performance of the other named executive officers of the Company. The Human Resources Committee noted that the Chief Executive Officer had submitted assessments of the performance of the other named executive officers of the Company to the Human Resources Committee. The Human Resources Committee reviewed and evaluated the information provided by the Chief Executive Officer. Because the members of the Board of Directors have had considerable interaction with the Company’s other named executive officers throughout the year, the Human Resources Committee determined that it had a strong basis to make an evaluation of the executive officers independent of the Chief Executive Officer’s conclusions and recommendations. The Human Resources Committee concurred with the Chief Executive Officer’s conclusions and recommendations. The Board of Directors, with Mr. Gasior not participating, ratified the actions of the Human Resources Committee with respect to the other named executive officers.

Reasonableness of Compensation

After considering all components of the compensation program for the named executive officers, the Human Resources Committee has determined that such compensation is reasonable and appropriate.

In making this determination, the Human Resources Committee considered many factors, including the following:

•	management has positioned the Company for future success through the planning and execution of the strategic, financial and management objectives of the Company’s business plan;

•	the Company is increasingly well positioned in the communities it serves as a result of management’s focus and execution of the Company’s community bank mission; and

•	no element of the Bank’s compensation practices is reasonably likely to have a material adverse effect on the Company’s financial condition.

Tax and Accounting Treatment

Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code limits the tax deduction to $1 million for compensation paid to certain executive officers of public companies. The limitations on the deductibility of executive compensation imposed under Section 162(m) did not affect the Company during 2009 because the compensation paid to the Company’s executive officers in 2009 did not exceed these limitations. The 2006 EIP provides the Human Resources Committee with flexibility to address issues that may arise under Section 162(m), and contains provisions that could be utilized to reduce its potential adverse effects.

Code Section 409A. The Human Resources Committee has monitored regulatory developments under Section 409A of the Internal Revenue Code, which was enacted as part of the American Jobs Creation Act of 2004 and deals with specific tax rules for non-qualified deferred compensation plans. The Company previously revised certain provisions in its employment agreements with the Chief Executive Officer, the other named executive officers and certain other officers to address Section 409A and the final Treasury Regulations under Section 409A. The 2006 EIP provides the Human Resources Committee with flexibility to address issues that may arise under Section 409A, and contains provisions that could be utilized to reduce its potential adverse effects.

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

Accounting for Stock-Based Compensation. Accounting Standards Codification Topic No. 718, Compensation-Stock Compensation (“ASC Topic 718”), requires companies to record the compensation cost for stock options, restricted stock and other equity-based compensation arrangements that are provided to employees in return for employment service. The cost is based on the grant date fair value, and this cost is expensed over the requisite service period, which is normally the vesting period of the award. ASC Topic 718 applies to awards granted or modified in years beginning in 2006 and thus applies to awards granted pursuant to the 2006 EIP. The Human Resources Committee evaluates the potential adverse impact of ASC Topic 718 on future compensation expense when determining the size and types of awards to be granted under the 2006 EIP.

HUMAN RESOURCES COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10K/A and in BankFinancial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

This report has been provided and is respectfully submitted by the Human Resources Committee:

Joseph A. Schudt, Chairman

Cassandra J. Francis

Sherwin R. Koopmans

Terry R. Wells

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s other three most highly compensated executive officers who served in such capacities during 2009:

Summary Compensation Table

Name and Principal Position	Year	Salary	Discre- tionary Non- Equity Bonus		Non-Equity Incentive Short-Term Compensation(1)		Option Awards(2)		All Other Compensation(3)	Total Compensation

F. Morgan Gasior Chairman of the Board, Chief Executive Officer and President	2009 2008 2007	$403,520 395,906 395,906	$	— — —	$	— 49,488 60,000	$	— — —	$42,610 42,615 57,986	$446,130 488,009 513,892

Paul A. Cloutier Executive Vice President and Chief Financial Officer	2009 2008 2007	$257,588 251,417 247,046	$	— — —		$20,724 36,000 36,000	$	— 3,840 —	$43,235 42,588 51,413	$321,547 333,845 334,459

James J. Brennan Executive Vice President, Corporate Secretary and General Counsel	2009 2008 2007	$308,224 300,840 295,610		$50,000 60,000 56,000	$	— — —	$	— 42,189 —	$37,661 43,821 54,563	$395,885 446,850 406,173

Christa N. Calabrese Regional President	2009 2008 2007	$225,530 220,127 216,300	$	— — —		$18,145 20,000 28,000	$	— 2,987 —	$32,002 33,636 43,191	$275,677 276,750 287,491

Gregg T. Adams Executive Vice President, Marketing and Sales	2009	$221,678		$22,500		$—		$—	$30,959	$275,137

(1)	In 2008, Messrs. Gasior and Cloutier, and Ms. Calabrese elected to receive stock options in lieu of cash under the 2007 management incentive plan. The number of stock options received had a grant date fair value (calculated according to the Company’s ASC Topic 718 expense for the stock options) equal to the amount of the cash incentive compensation foregone. In addition, stock options equal to 10% of the stock options received in lieu of the cash incentive award were granted to compensate for the additional market risk associated with the stock option awards (with the exception of the Chief Executive Officer). On February 26, 2008, stock options were granted to the named executive officers, except for Mr. Brennan, in lieu of cash.
(2)	The amounts set forth in the “Stock Awards” column and the “Option Awards” column reflect the aggregate grant date fair value of stock and option awards for the years ended December 31, 2009, 2008, and 2007 in accordance with ASC Topic 718. As required under SEC rules, the amounts recognized for the February 26, 2008 stock options granted at the election of the named executive officers in lieu of the 2007 cash bonus are excluded under this column and reported as “Bonus” in the Bonus column. However, the additional stock options equal to 10% of the stock options in lieu of cash are reflected under these columns. The assumptions used in calculating these amounts are set forth in Note 13 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on March 8, 2010.
(3)	All other compensation for the named executive officers during fiscal 2009 is summarized below.

Name	Perquisites(i)	Insurance(ii)	Tax Reimbursement(iii)	401(k) Match	ESOP Contribution(iv)	Total “All Other Compensation”
F. Morgan Gasior	$19,200	$1,676	$1,003	$6,125	$14,606	$42,610
Paul A. Cloutier	$18,600	$1,676	$1,003	$7,350	$14,606	$43,235
James J. Brennan	$13,026	$1,676	$1,003	$7,350	$14,606	$37,661
Christa N. Calabrese	$7,568	$1,550	$928	$7,350	$14,606	$32,002
Gregg T. Adams	$6,600	$1,503	$900	$7,350	$14,606	$30,959

Footnotes on following page.

(i)	Includes use of an automobile or an automobile allowance, and in the case of Messrs. Gasior, Cloutier and Brennan, club dues.
(ii)	Consists of premiums paid by the Company during the fiscal year with respect to additional short- and long-term disability insurance for each named executive officer. Certain amounts were paid by the executive and reimbursed by the Company under employment agreement provisions that reduce, on a dollar-for-dollar basis, the Bank’s obligations under such executive’s employment agreement in the event of the executive’s death or disability by the amount of insurance proceeds received by the executive’s named beneficiary.
(iii)	Reflects reimbursement for income and employment taxes incurred by the executive as a result of the insurance premiums paid by the executive and reimbursed by the Company. See note (ii) above and discussion below for additional information.
(iv)	Includes the Bank’s contribution to the executive’s ESOP account plus any amounts reallocated as a result of forfeitures by terminated ESOP participants.

Plan-Based Awards. The following table sets forth for the year ended December 31, 2009 certain information as to grants of plan-based awards for the named executive officers under the terms of the Executive Incentive Compensation Plan. For the year ended December 31, 2009, payments were paid in March 2010 in the amounts listed in the “Summary Compensation Table.”

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Grant Date	Threshold	Target	Maximum
F. Morgan Gasior	(1)	$—	$40,580	$81,161
Paul A .Cloutier	(1)	$—	$25,905	$51,809
James J. Brennan		$—	$30,997	$61,994
Christa N. Calabrese	(1)	$—	$22,681	$45,361
Gregg T. Adams		$—	$22,500	$45,000

(1)	On an annual basis, Messrs. Gasior and Cloutier, and Ms. Calabrese are eligible to receive incentive cash bonuses under the Executive Incentive Compensation Plan. Messrs. Brennan and Adams do not participate in the plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the exercisable and unexercisable stock options and unvested shares of restricted stock at December 31, 2009 held by the individuals named in the summary compensation table.

	Option Awards				Stock Awards
Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
F. Morgan Gasior	100,000	25,000	$17.62	9/5/2011	25,000	$247,500
	75,000		17.62	9/5/2011
	100,000		14.82	9/5/2011
Paul A. Cloutier	68,000 60,000 6,000	17,000	$17.62 14.82 14.82	9/5/2011 9/5/2011 9/5/2011	5,000	$49,500
James J. Brennan	68,000 80,667	17,000	$17.62 14.82	9/5/2011 9/5/2011	5,000	$49,500
Christa N. Calabrese	68,000 46,667 4,667	17,000	$17.62 14.82 14.82	9/5/2011 9/5/2011 9/5/2011	5,000	$49,500
Gregg T. Adams	68,000	17,000	$17.62	9/5/2011	4,400	$43,560

(1)	The remaining options are scheduled to vest on December 15, 2010.
(2)	The remaining restricted shares are scheduled to vest on December 15, 2010.
(3)	The market value of shares is based on a closing stock price of $9.90 on December 31, 2009.

Option Exercises and Stock Vested During 2009

The following table reflects shares of restricted stock held by the named executive officers that vested during 2009. No options were exercised by the named executive officers during 2009.

	Stock Awards
Name	# of Shares Acquired on Vesting	Value Realized on Vesting ($)(1)
F. Morgan Gasior	25,000	$254,250
Paul A. Cloutier	5,000	$50,850
James J. Brennan	5,000	$50,850
Christa N. Calabrese	5,000	$50,850
Gregg T. Adams	4,400	$44,748

(1)	Reflects amounts realized on December 15, 2009 at a closing stock price of $10.17.

Potential Payments Upon Termination or Change of Control

The following table sets forth information concerning potential payments and benefits under the Company’s compensation programs and benefit plans to which the named executive officers would be entitled upon a termination of employment as of December 31, 2009. As is more fully described below, the named executive officers entered into employment agreements with the Company and/or the Bank, as applicable (each, an “Employment Agreement”), which provide for payments and benefits to a terminating executive officer following a termination other than for “cause” or by resignation. In addition, award agreements under the 2006 EIP (the “Award Agreements”) provide for the accelerated vesting of unvested awards in similar circumstances, and in addition, upon the occurrence of a change of control of the Company. Except for the payments and benefits provided by the Employment Agreements and the Award Agreements, all other payments and benefits provided to any named executive officer upon termination of his or her employment are the same as the payments and benefits provided to other eligible executives of the Bank. For purposes of estimating the value of certain equity awards, the Company has assumed a price per share of the Company’s common stock of $9.90, which was the closing price of the Company’s common stock on December 31, 2009, the last trading day of the year.

Executive	Potential Payments Upon Termination or Change of Control	Termination by the Bank			Other Types of Termination
		For Cause	For Disability(1)	Without Cause(2)	By Resignation	For Good Reason(2)	Upon Death(1)	Change of Control (3)
F. Morgan Gasior	Cash payments	$—	$968,789	$1,365,689	$—	$1,365,689	$968,789	$1,365,689
	Accelerated Equity Awards	—	247,500	247,500	—	247,500	247,500	247,500
	Continued Benefits	—	13,690	18,253	—	18,253	13,690	18,253
Paul A. Cloutier	Cash payments	$—	$622,923	$892,125	$—	$892,125	$622,923	$892,125
	Accelerated Equity Awards	—	49,500	49,500	—	49,500	49,500	49,500
	Continued Benefits	—	21,557	28,742	—	28,742	21,557	28,742
James J. Brennan	Cash payments	$—	$758,855	$1,178,213	$—	$1,178,213	$758,855	$1,178,213
	Accelerated Equity Awards	—	49,500	49,500	—	49,500	49,500	49,500
	Continued Benefits	—	18,834	25,111	—	25,111	18,834	25,111
Christa N. Calabrese	Cash payments	$—	$538,793	$759,452	$—	$759,452	$538,793	$759,452
	Accelerated Equity Awards	—	49,500	49,500	—	49,500	49,500	49,500
	Continued Benefits	—	10,236	13,648	—	13,648	10,236	13,648
Gregg T. Adams	Cash payments	$—	$306,948	$306,948	$—	$306,948	$306,948	$306,948
	Accelerated Equity Awards	—	43,560	43,560	—	43,560	43,560	43,560
	Continued Benefits	—	7,605	7,605	—	7,605	7,605	7,605

Footnotes on following page.

(1)	For each named executive officer, except Mr. Adams, cash payments include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary the executive would have received from the date of termination through the end of his/her employment period. The cash payments for Mr. Adams includes a prorated annual cash incentive compensation for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary he would have received from the date of termination through the end of his employment period. Accelerated equity awards reflect the intrinsic value of unvested outstanding equity awards based on the closing stock price on December 31, 2009 of $9.90. Continued benefits reflect the incremental cost of core benefits to the Company during the executive’s remaining employment period based on actual cost for 2009. Excludes any reduction in benefit as a result of disability insurance or federal social security disability payments.
(2)	For each named executive officer, except Mr. Adams, cash payments include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution, and three times the executive’s three-year average cash compensation. The cash payments for Mr. Adams includes a prorated annual cash incentive compensation for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary he would have received from the date of termination through the end of his employment period. Accelerated equity awards reflect the intrinsic value of unvested outstanding equity awards based on the closing stock price on December 31, 2009 of $9.90. Continued benefits reflect the incremental cost of core benefits to the Company for 36 months based on the actual cost for 2009, except for Mr. Adams, whose continued benefits reflect the incremental cost of core benefits to the Company during his remaining employment period.
(3)	The payments reflected in this column assume the executive terminated for good reason in connection with a change of control. For each named executive officer, except Mr. Adams, cash payments include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution, and three times the executive’s three-year average cash compensation. The cash payments for Mr. Adams includes a prorated annual cash incentive compensation for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary he would have received from the date of termination through the end of his employment period. Accelerated equity awards reflect the intrinsic value of unvested outstanding equity awards based on the closing stock price on December 31, 2009 of $9.90. Continued benefits reflect the incremental cost of core benefits to the Company for 36 months based on the actual cost for 2009, except for Mr. Adams, whose continued benefits reflect the incremental cost of core benefits to the Company during his remaining employment period. If applicable, executive severance benefits are reduced to avoid constituting an “excess parachute payment” under Section 280G of the Internal Revenue Code. No reduction in benefits was required as of the assumed December 31, 2009 termination date.

Accrued Pay and Regular Retirement Benefits. The amounts shown in the table on the previous page do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include:

•	Accrued but unpaid salary and vacation pay.

•	Distributions of plan balances under the Bank’s 401(k) plan and its ESOP. See “401(k) Plan” and “Employee Stock Ownership Plan and Trust” for an overview of the 401(k) and the ESOP.

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

Acceleration of Vesting Upon a Change of Control. Upon the occurrence of a change of control of the Company, unless otherwise stated in an award agreement, all outstanding options and Stock Appreciation Rights (“SARs”) then held by a participant, including each of the named executive officers, who is employed by, or providing services to, the Company or its subsidiaries at the time of such change of control will become fully exercisable and all stock awards or cash incentive awards shall be fully earned and vested. Any such options or SARs, the vesting of which is accelerated upon the occurrence of a change of control, shall remain exercisable in accordance with their terms. The Company has not awarded any SARs under the 2006 EIP.

Employment Agreements. The employment agreements with Messrs. Gasior, Cloutier, Brennan, and Adams and Ms. Calabrese were amended and restated in May 2008, principally to ensure compliance with Section 409A of the Internal Revenue Code. Each employment agreement had an initial term of 36 months, except Mr. Adams had an initial term of 24 months, that can be extended each year for an additional year, at the discretion of the Board of Directors.

        The Board of Directors of the Bank most recently reviewed the Bank’s employment agreements with Messrs. Gasior, Cloutier, Brennan and Adams, and Ms. Calabrese in March 2010. The Board of Directors approved the extension of the terms of the Bank’s employment agreements with Messrs. Gasior, Cloutier, and Brennan, and Ms. Calabrese through March 31, 2013, and the extension of the Bank’s employment agreement with Mr. Adams through March 31, 2012.

Under the employment agreements, the Bank will pay the executive officers the base salary reflected in the payroll records, subject to discretionary increases by the Board of Directors. The 2009 base salaries for Messrs. Gasior, Cloutier, Brennan and Adams were $405,804, $259,046, $309,969 and $225,000, respectively, and the 2009 base salary for Ms. Calabrese was $226,807. The employment agreements provide that the base salary may be increased but not decreased. The employment agreements also provide that the executive officer will receive the use of an automobile or an automobile allowance and the payment of designated club dues, provided that, in a given year, these payments may not, in the aggregate, exceed ten percent of the executive officer’s cash compensation. The employment agreements further provide that the executive officer is entitled to participate with other executive officers in non-equity short-term incentive compensation and discretionary non-equity bonuses declared by the Board. In addition to base salary and bonus, the employment agreements provide for, among other things, participation in a Section 125 cafeteria plan, group medical, dental, vision, disability and life insurance plans, referred to as the core plans, 401(k) plan, the ESOP and other employee and fringe benefits applicable to executive personnel.

During the employment period, each executive officer is provided with a supplemental disability insurance policy that pays 60% of base salary for the remaining term of the agreement in the event the executive officer is terminated due to disability. If an executive officer becomes disabled, his or her base salary will be reduced proportionately by the disability payments made under the disability policy and under the federal social security system. Each executive officer is responsible for paying the premiums but receives an annual allowance in an amount sufficient, on an after-tax basis, to equal the premium payments. In the event of termination of employment due to disability, the executive officer will be entitled to his or her earned salary, an amount equal to the annual average of any cash incentive compensation and bonus that the executive officer received during the preceding two fiscal years, except for Mr. Adams’ who would receive an amount equal to the cash incentive compensation he would receive during the current year. The executive officer will receive the prorated employer matching 401(k) plan contribution that the executive officer would be entitled to receive for the current year. In addition, the executive officer will be entitled to the base salary the executive officer would have been paid through the date the employment period would have expired if the executive officer’s employment had not been sooner terminated due to disability, which will be reduced on a dollar-for-dollar basis by the disability insurance and federal social security disability payments referenced above, and continued coverage under the core plans through the date the employment period would have expired, subject to the executive officer’s continued payment of the costs and contributions for which he or she is responsible. After their continued coverage under the core plans expires, Messrs. Gasior, Cloutier, Brennan, and Adams and Ms. Calabrese may elect to continue their health care coverage at their sole expense and without any cost to the Bank until they become eligible for Medicare coverage or for coverage under another employer’s group health plan.

In addition to the life insurance benefits provided to regular full-time employees, a supplemental life insurance policy was historically provided to each insurable executive officer in an amount not less than three times the executive officer’s base salary. In May 2007, the Bank purchased bank-owned life insurance insuring the lives of certain officers, including the executive officers. The purchase of bank-owned life insurance enabled the Bank to eliminate the separate life insurance policies on all executive officers except Mr. Gasior in 2007, and on Mr. Gasior on January 1, 2009.

In the event the executive officer’s employment is terminated due to death, his or her surviving spouse and minor children, if any, will be entitled to the same coverage under the core plans that the executive officer would have been provided if his or her employment had terminated due to disability. In addition, the executive officer’s estate or trust, as applicable, will be entitled to the base salary the executive officer would have been paid through the date the employment period would have expired if the executive officer’s employment had not been sooner terminated due to death. If a supplemental life insurance policy has been obtained on the life of the executive officer the Bank’s obligation to make such payments will be reduced on a dollar-for-dollar basis by the death benefit payments under any supplemental life insurance policy purchased for an executive officer. Except with respect to continued coverage under the core plans and the ability to elect to continue health care coverage under the core plans for an additional period at no cost to the Bank, the Bank will generally have no obligation to pay or provide an executive officer’s estate, surviving spouse, or minor children with any other compensation or benefits on account of the executive officer’s death.

In the event the executive officer’s employment is terminated without cause by the Bank, the executive officer will receive his or her earned salary, prorated incentive compensation, accrued plan contribution, continued coverage under the core plans for 36 months, except for Mr. Adams, whose continued coverage would be during the remaining employment period, subject to the executive officer’s payment of costs and contributions for which he or she is responsible, the ability to continue health care coverage thereafter at his or her sole expense, and an amount equal to three times his or her average annual compensation, with the exception of Mr. Adams who would be paid his base salary from the effective date of termination through the date the employment period would have expired. Payment of benefits will be made in a single lump sum, except for Mr. Adams’ will be made in equal installments.

Under the employment agreements, the executive officer may terminate his or her employment for “Good Reason” by giving notice within 60 days after the event giving rise to the right to terminate employment. Good Reason generally includes (i) the Bank’s decision not to re-elect or failure to re-elect the executive officer to his or her present position; (ii) with the exception of Mr. Adams, the Bank’s failure to extend the executive officer’s employment period on the anniversary date for an additional year; (iii) the relocation of the executive officer’s principal place of employment by more than a specified distance; (iv) the reduction in the executive officer’s base salary or a material reduction in benefits to which the executive officer is entitled; (v) the liquidation or dissolution of the Bank or the Company; (vi) the Bank’s material uncured breach of the employment agreement; and (vii) with the exception of Mr. Adams, the occurrence of a “Change of Control” as such term is defined in the 2006 EIP. With respect to Mr. Gasior’s employment agreement, “Good Reason” also includes the failure to elect or re-elect him as Chairman of the Board of Directors of the Bank, a change in the composition of the Board of Directors of the Bank such that the current directors no longer constitute a majority of the board other than in certain circumstances where the new board is nominated or appointed by the existing board, or a significant reduction in the scope of his duties, powers, privileges, authority or responsibilities. In the event an executive officer’s employment is terminated for Good Reason, he or she will receive the same amounts, the same coverage under the core plans and the same health insurance coverage continuation rights that he or she would have received if his or her employment had been terminated without cause. An executive officer who terminates his or her employment by resignation other than due to Good Reason will only be entitled to his or her earned salary and vacation through the date of termination.

The executive officer is required under the employment agreement to execute a general release in consideration for any severance amounts. The executive officer also agrees not to compete with the Bank or its affiliates for six months after termination or during the period that severance amounts are paid, if longer. In addition, the executive officer agrees not to solicit the Bank’s customers, their business or the Bank’s employees for eighteen months, which may be reduced in certain circumstances. Payment of amounts due the executive officers under the employment agreements will generally be made in a single lump sum, or in the case of Mr. Adams in equal installments with the exception upon death and will be reduced as may be necessary to avoid constituting an “excess parachute payment” under Section 280G of the Internal Revenue Code.

In October 2008, the Company entered into employment agreements with Messrs. Gasior, Cloutier and Brennan. The employment agreements have three-year terms and, except as discussed below, are otherwise substantially similar to the respective employment agreements that these individuals have with the Bank. The Board of Directors of the Company most recently reviewed the Company’s employment agreements with Messrs. Gasior, Cloutier and Brennan and approved the extension of their terms through March 31, 2013.

The Company does not separately compensate Messrs. Gasior, Cloutier or Brennan for their services to the Company, except for awards made by the Company under the 2006 EIP. Instead, the Bank pays and provides their cash compensation and benefits (other than benefits under the 2006 EIP), and allocates a portion of this expense to the Company pursuant to an intercompany expense sharing arrangement in proportion to the time and services that they provide to the Company. The employment agreements between the Company and Messrs. Gasior, Cloutier and Brennan thus provide that any cash compensation and benefits that become simultaneously due under both their employment agreements with the Company and their employment agreements with the Bank will be subtracted from those due Messrs. Gasior, Cloutier and Brennan under their respective employment agreements with the Company. The payments and benefits (other than benefits under the 2006 EIP) that each of Messrs. Gasior, Cloutier and Brennan will receive under his employment agreement with the Company if his employment is terminated without cause, for Good Reason or due to death or disability are the same as those provided for in their respective employment agreements with the Bank.

The primary material differences between the Company’s employment agreements with Messrs. Gasior, Cloutier and Brennan and their respective employment agreements with the Bank are that their employment agreements with the Company provide for indemnification under Maryland law (the Company’s state of incorporation) rather than applicable federal law, and further provide that, upon the termination of employment based on the occurrence of a Change of Control as that term is defined in the 2006 EIP, (i) all payments that would otherwise be payable in a series of installments instead will generally be paid in a single lump sum within five business days of the date of termination; (ii) the restricted periods applicable to the non-competition and non-solicitation covenants set forth in their respective employment agreements with the Company and their employment agreements with the Bank will be reduced to six months and the scope of the competitive restrictions will be limited to those that existed immediately prior to the Change of Control; and (iii) all obligations that may become due simultaneously under both the Company’s employment agreements with Messrs. Gasior, Cloutier and Brennan and their respective employment agreements with the Bank will first be provided under their employment agreements with the Company. The Company employment agreements do not impose a limit on the compensation that would be payable to Messrs. Gasior, Cloutier or Brennan upon the occurrence of a Change of Control to avoid an “excess parachute payment” under Section 280G of the Internal Revenue Code. However, the payments and benefits that would become due to Messrs. Gasior, Cloutier and Brennan upon the occurrence of a Change of Control currently would not result in any “excess parachute payments” based on their current and historic compensation levels and the relevant terms of their Company employment agreements.

Compensation of Directors

Directors’ Fees. All directors of the Company are also directors of the Bank. Except for Mr. Gasior, who receives no fees for serving as a director, committee chairperson or committee member, the directors of the Bank received an annual Board fee of $2,000 per month for preparing for and attending meetings of the Board of Directors of the Bank during 2009. Except for the Audit Committee, the Bank did not pay its directors a separate fee during 2009 for serving on board committees. The members of the Audit Committee were paid an Audit Committee fee during 2009 because the Audit Committee is a required entity with separate responsibilities established by applicable laws and regulations. During 2009, the Bank paid an Audit Committee fee of $1,000 per quarter to Mr. Hausmann (the Chairman of the Audit Committee), and $800 per quarter to Mr. Wells (a member of the Audit Committee).

The Company did not separately compensate the members of its Board of Directors during 2009 for preparing for and attending meetings of the Board of Directors of the Company. A portion of the Board fees that the Bank paid to its directors, however, was allocated to the Company in the intercompany expense allocations that were made between the Company and the Bank during 2009. The Company paid an Audit Committee fee of $800 per quarter to Mr. Koopmans during 2009 for serving on the Company’s Audit Committee, but did not compensate the other members of the Audit Committee due to the Audit Committee fee that they received from the Bank. The Company also partially reimbursed Mr. Koopmans for his travel expenses for attending meetings of the Company’s Board of Directors.

Due to the limited number of stock options remaining under the 2006 EIP, the Board of Directors, acting on the recommendation of the Human Resources Committee, reinstated the $24,000 annual cash Board of Directors fee in connection with its adoption of the 2009 Board compensation program. The Audit Committee fees for 2009 were unchanged from 2008. The Board fees for 2009 and Audit Committee fees for 2009 have been taken into account in the intercompany expense allocations between the Company and the Bank.

Equity-Based Compensation. The 2006 EIP established a mechanism by which awards of restricted stock or stock options could further align the financial interests of the directors of the Company and the Bank with stockholders and, in the future, provide an additional means to attract, retain and reward individuals who can and do contribute to the success of the Company. The Board of Directors granted long-term equity-based compensation awards (consisting of both restricted stock and stock options) to its members in 2006 and in 2007 for Ms. Francis as described in the table on the following page. All awards under the 2006 EIP were based in part on a member’s experience and on each member’s responsibilities as assigned by the Board of Directors.

The Board of Directors also established share ownership guidelines for directors applicable both to personally-acquired shares and shares acquired through the 2006 EIP. In general, absent difficult personal financial circumstances, the Board of Directors encourages each director in office at least one year to hold a position in Company shares equal to at least 50% of a director’s annual director’s fees. At December 31, 2009, all eligible directors and all directors as a group significantly exceeded this ownership position. In addition, the Human Resources Committee encourages directors to retain all shares granted under the 2006 EIP. At December 31, 2009, the Company’s directors retained 100% of their vested 2006 EIP restricted shares.

The table below provides information on 2009 compensation for directors who served in 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Cassandra J. Francis	$24,000	$—	$—	$—	$24,000
John M. Hausmann, C.P.A.	$28,000	$—	$—	$—	$28,000
Sherwin R. Koopmans	$27,200	$—	$—	$—	$27,200
Joseph A. Schudt	$24,000	$—	$—	$—	$24,000
Terry R. Wells	$27,200	$—	$—	$—	$27,200
Glen R. Wherfel, C.P.A.	$24,000	$—	$—	$—	$24,000

The table below shows each current non-employee director’s outstanding equity awards as of December 31, 2009.

		Option Awards
Name	Stock Awards	Exercisable	Unexercisable
Cassandra J. Francis	2,200	47,464	2,200
John M. Hausmann, C.P.A	8,000	70,664	8,000
Sherwin R. Koopmans	5,600	61,064	5,600
Joseph A. Schudt	8,000	70,664	8,000
Terry R. Wells	6,400	64,264	6,400
Glen R. Wherfel, C.P.A	5,000	58,664	5,000

Compensation Committee Interlocks and Insider Participation

Mr. Gasior is the only director of the Company and the Bank who is also an executive officer of the Company and/or the Bank. Mr. Gasior does not participate in the decisions of the Boards of Directors of the Company or the Bank or their respective Human Resources Committees concerning his compensation. No executive officer of the Company or the Bank has served on the Board of Directors or on the compensation committee of any other entity that had an executive officer serving on the Company’s Board of Directors or Human Resources Committee.

ITEM 12.	BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2010, certain information as to the beneficial ownership of shares of the Company’s common stock by: (i) those persons or entities known by the Company to beneficially own more than 5% of the Company’s outstanding shares of common stock; (ii) each director and nominee for election as director; (iii) each named executive officer of the Company; and (iv) all directors and executive officers of the Company and the Bank as a group. The address for each individual listed below is: care of BankFinancial Corporation, 15W060 North Frontage Road, Burr Ridge, Illinois 60527. An asterisk denotes beneficial ownership of less than one percent.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)		Percent of Shares of Common Stock Outstanding

Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	2,154,109	(2)	10.06%

BankFinancial, F.S.B. Employee Stock Ownership Plan Trust 2321 Kochs Lane Quincy, Illinois 62305	1,936,713	(2)	9.04

Keeley Asset Management Corp. 401 South LaSalle Street Chicago, Illinois 60605	1,653,007	(2)	7.72

Dimensional Fund Advisors LP 6300 Bee Cave Road Austin, Texas 78746	1,666,534	(2)	7.78

Directors and Nominees

Cassandra J. Francis	59,964	(3)	*
F. Morgan Gasior	539,477	(4)	2.52
John M. Hausmann	126,963	(5)	*
Sherwin R. Koopmans	109,064	(6)	*
Joseph A. Schudt	164,268	(7)	*
Terry R. Wells	111,264	(8)	*
Glen R. Wherfel	118,329	(9)	*

Named Executive Officers (other than Mr. Gasior):

Paul A. Cloutier	259,793	(10)	1.21
James J. Brennan	312,196	(11)	1.46
Christa N. Calabrese	160,257	(12)	*
Gregg T. Adams	119,344	(13)	*

All Directors and Executive Officers (including Named Executive Officers) as a Group (12 persons)	2,280,575		10.08%

Footnotes on following page.

(1)	The information reflected in this column is based upon information furnished to us by the persons named above and the information contained in the records of our stock transfer agent. The nature of beneficial ownership for shares shown in this column, unless otherwise noted, represents sole voting and investment power and includes shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days of March 31, 2010.
(2)	Amount of shares owned and reported on the most recent Schedule 13G filings with the SEC, reporting ownership as of December 31, 2009.
(3)	Includes 2,200 shares of unvested restricted stock held in Ms. Francis’ name and 47,464 shares issuable pursuant to options held in Ms. Francis’ name.
(4)	Includes 16,184 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 5,793 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, 25,000 shares of unvested restricted stock held in Mr. Gasior’s name and 275,000 shares issuable pursuant to options held in Mr. Gasior’s name. Also includes 122,500 shares held in trust for Mr. Gasior’s spouse and 2,500 shares held by Mr. Gasior’s spouse’s individual retirement account. Mr. Gasior disclaims beneficial ownership of these 125,000 shares.
(5)	Includes 8,000 shares of unvested restricted stock held in Mr. Hausmann’s name and 70,664 shares issuable pursuant to options held in Mr. Hausmann’s name.
(6)	Includes 5,600 shares of unvested restricted stock held in Mr. Koopmans’ name and 61,064 shares issuable pursuant to options held in Mr. Koopmans’ name.
(7)	Includes 8,000 shares of unvested restricted stock held in Mr. Schudt’s name and 70,664 shares issuable pursuant to options held in Mr. Schudt’s name. Also, includes 54,636 shares held in trust and 24,991 shares held by an individual retirement account. In addition, includes 5,977 shares held by Mr. Schudt’s spouse’s individual retirement account. Mr. Schudt disclaims beneficial ownership of these 5,977 shares.
(8)	Includes 6,400 shares of unvested restricted stock held in Mr. Wells’ name and 64,264 shares issuable pursuant to options held in Mr. Wells’ name.
(9)	Includes 5,000 shares of unvested restricted stock held in Mr. Wherfel’s name and 58,664 shares issuable pursuant to options held in Mr. Wherfel’s name. Also, includes 26,827 shares held in trust and 7,500 shares held by an individual retirement account.
(10)	Includes 5,793 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan. Also, includes 5,000 shares of unvested restricted stock held in Mr. Cloutier’s name and 134,000 shares issuable pursuant to options held in Mr. Cloutier’s name. Mr. Cloutier’s holdings include 115,000 shares of common stock subject to pledge.
(11)	Includes 72,436 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 5,793 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, 5,000 shares of unvested restricted stock held in Mr. Brennan’s name and 148,667 shares issuable pursuant to options held in Mr. Brennan’s name. Also includes 300 shares held by Mr. Brennan’s spouse. Mr. Brennan disclaims beneficial ownership of these 300 shares.
(12)	Includes 10,129 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 5,793 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, 5,000 shares of unvested restricted stock held in Ms. Calabrese’s name and 119,334 shares issuable pursuant to options held in Ms. Calabrese’s name.
(13)	Includes 23,551 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 5,793 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, 4,400 shares of unvested restricted stock held in Mr. Adams’ name and 68,000 shares issuable pursuant to options held in Mr. Adams’ name.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Related Persons

Neither the Bank nor the Company had any outstanding extensions of credit as of December 31, 2009 to any executive officer or directors or to a related interest of a director or executive officer other than Ms. Francis. The Bank made certain secured real estate loans to Ms. Francis and her spouse prior to Ms. Francis’ appointment as a director in 2006, and these loans were considered to be grandfathered from the Bank’s practice of not making loans to directors or executive officers. This extension of credit was made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with others, does not involve more than normal risk of collectability or present other unfavorable features, and is not past due or classified as non-accrual, restructured or a potential problem loan. The Bank’s Professional Responsibility Policy provides that no director or executive officer (as defined by the Bank’s Board of Directors) may provide goods or services to the Bank or an affiliate (which includes the Company) unless approved by the disinterested majority of the Board of Directors after full disclosure and it is determined that the arrangement is fair and appropriate. In addition, all transactions between the Bank or its affiliates and a director or executive officer must be conducted on an arm’s length basis, comply with all applicable laws and regulations and be on terms that are no more favorable to the director or executive officer than those afforded to similarly situated customers and vendors.

Director Independence

The Board of Directors has determined that, except for Mr. Gasior, who serves as the Chairman, Chief Executive Officer and President of the Company, each of the Company’s directors is “independent” as defined in Rule 5605(a)(2) of the listing standards of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe Horwath LLP during the years ended December 31, 2009 and 2008:

Audit Fees. The aggregate fees billed to the Company by Crowe Horwath for professional services rendered by Crowe Horwath for the audit of the Company’s annual financial statements and internal controls, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by Crowe Horwath in connection with statutory and regulatory filings and engagements were $368,500 and $362,500 during the years ended December 31, 2009 and 2008, respectively.

Audit-Related Fees. The aggregate fees billed to the Company by Crowe Horwath for assurance and related services rendered by Crowe Horwath that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “Audit Fees” above, were $40,200 and $23,907 during the years ended December 31, 2009 and 2008, respectively. The 2009 and 2008 fees were billed to the Company for services related to the Bank’s ESOP and 401(k) Plans.

Tax Fees. The aggregate fees billed to the Company by Crowe Horwath for professional services rendered by Crowe Horwath for tax consultations and tax compliance were $29,050 and $27,400 during the years ended December 31, 2009 and 2008, respectively.

All Other Fees. Crowe Horwath did not perform any professional services for us that would be considered in the all other fee category during the fiscal years ended December 31, 2009 and 2008.

Audit Committee Pre-Approval Policy

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by Crowe Horwath, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee pre-approved the audit related fees and tax fees described above during the years ended December 31, 2009 and 2008.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location

10.30	BankFinancial FSB Employment Agreement with Gregg T. Adams	Filed herewith

10.31	BankFinancial FSB Employment Agreement with John G. Manos	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKFINANCIAL CORPORATION

Date: April 30, 2010	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)