Form 10-Q
period 2010-06-30
BankFinancial CORP
filed 2010-07-26
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

or

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

21,059,966 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 23, 2010.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - (Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Cash and due from other financial institutions	$13,618	$20,355
Interest-bearing deposits in other financial institutions	205,666	87,843

Cash and cash equivalents	219,284	108,198
Securities, at fair value	84,688	102,126
Loans held-for-sale	212	—
Loans receivable, net of allowance for loan losses:
June 30, 2010, $18,969; and December 31, 2009, $18,622	1,123,949	1,218,540
Real estate owned	7,509	4,084
Stock in Federal Home Loan Bank, at cost	15,598	15,598
Premises and equipment, net	33,575	34,614
Accrued interest receivable	5,848	6,111
Goodwill	22,566	22,566
Core deposit intangible	3,491	4,295
Bank owned life insurance	20,322	20,151
FDIC prepaid expense	5,785	6,777
Income tax receivable	9,057	11,729
Other assets	13,755	12,174

Total assets	$1,565,639	$1,566,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	1,253,259	1,233,395
Borrowings	35,566	50,784
Advance payments by borrowers taxes and insurance	7,694	8,052
Accrued interest payable and other liabilities	9,723	11,129

Total liabilities	1,306,242	1,303,360

Commitments and contingent liabilities

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; shares issued at June 30, 2010, 21,059,966 and December 31, 2009, 21,416,377	211	214
Additional paid-in capital	193,045	195,177
Retained earnings	78,961	81,531
Unearned Employee Stock Ownership Plan shares	(14,684)	(15,169)
Accumulated other comprehensive income	1,864	1,850

Total stockholders’ equity	259,397	263,603

Total liabilities and stockholders’ equity	$1,565,639	$1,566,963

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Interest income:
Loans, including fees	$15,419	$17,448	$31,476	$35,011
Securities	910	1,237	1,918	2,580
Other	122	28	202	28

Total interest income	16,451	18,713	33,596	37,619
Interest expense:
Deposits	3,434	4,936	7,063	10,067
Borrowings	243	564	543	1,169

Total interest expense	3,677	5,500	7,606	11,236

Net interest income	12,774	13,213	25,990	26,383
Provision for loan losses	2,665	2,847	3,516	4,191

Net interest income after provision for loan losses	10,109	10,366	22,474	22,192

Noninterest income:
Deposit service charges and fees	792	796	1,565	1,590
Other fee income	500	496	934	924
Insurance commissions and annuities income	179	111	314	288
Gain on sale of loans, net	68	180	115	436
Gain on sale of securities	31	—	31	—
Loss on disposition of premises and equipment	(17)	—	(17)	(4)
Loan servicing fees	154	161	324	336
Amortization and impairment of servicing assets	(78)	(25)	(321)	(247)
Earnings (loss) on bank owned life insurance	92	(33)	171	(92)
Other	91	116	151	213

Total noninterest income	1,812	1,802	3,267	3,444

Noninterest expense:
Compensation and benefits	6,552	6,948	13,763	14,813
Office occupancy and equipment	1,609	1,666	3,410	3,433
Advertising and public relations	303	317	519	683
Information technology	961	866	1,882	1,874
Supplies, telephone, and postage	406	459	767	883
Amortization of intangibles	399	422	804	851
Operations of real estate owned	500	83	634	336
FDIC insurance premiums	532	1,216	1,087	1,265
Other	1,108	1,070	2,182	1,951

Total noninterest expense	12,370	13,047	25,048	26,089

Income (loss) before income taxes	(449)	(879)	693	(453)
Income tax expense (benefit)	(161)	(214)	265	40

Net income (loss)	$(288)	$(665)	$428	$(493)

Basic earnings (loss) per common share	$(0.01)	$(0.03)	$0.02	$(0.03)

Diluted earnings (loss) per common share	$(0.01)	$(0.03)	$0.02	$(0.03)

Weighted average common shares outstanding	19,737,315	19,643,050	19,778,294	19,710,928
Diluted weighted average common shares outstanding	19,737,315	19,643,050	19,791,890	19,710,928

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands, except share and per share data) - (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance at December 31, 2008	$217	$195,119	$88,279	$(16,148)	$(676)	$266,791
Comprehensive income:
Net loss	—	—	(493)	—	—	(493)	$(493)
Change in other comprehensive income, net of tax effects	—	—	—	—	1,573	1,573	1,573

Total comprehensive income							$1,080

Purchase and retirement of common stock (277,800 shares)	(3)	(2,488)	—	—	—	(2,491)
Nonvested stock awards-Stock-based compensation expense	—	1,478	—	—	—	1,478
Cash dividends declared on common stock ($0.14 per share)	—	—	(3,012)	—	—	(3,012)
ESOP shares earned	—	(56)	—	486	—	430

Balance at June 30, 2009	$214	$194,053	$84,774	$(15,662)	$897	$264,276

Balance at December 31, 2009	$214	$195,177	$81,531	$(15,169)	$1,850	$263,603
Comprehensive income:
Net income	—	—	428	—	—	428	$428
Change in other comprehensive income, net of tax effects	—	—	—	—	14	14	14

Total comprehensive income							$442

Purchase and retirement of common stock (356,411 shares)	(3)	(3,121)	—	—	—	(3,124)
Nonvested stock awards-Stock-based compensation expense	—	1,071	—	—	—	1,071
Cash dividends declared on common stock ($0.14 per share)	—	—	(2,998)	—	—	(2,998)
ESOP shares earned	—	(82)	—	485	—	403

Balance at June 30, 2010	$211	$193,045	$78,961	$(14,684)	$1,864	$259,397

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands) - (Unaudited)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$428	$(493)
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	3,516	4,191
ESOP shares earned	403	430
Stock-based compensation expense	1,071	1,478
Depreciation and amortization	2,237	2,086
Amortization of premiums and discounts on securities and loans	(1)	(68)
Amortization of core deposit and other intangible assets	800	851
Amortization and impairment of servicing assets	321	247
Net change in net deferred loan origination costs	181	14
Net loss on sale of real estate owned	108	52
Net gain on sale of loans	(115)	(436)
Gain on sale of securities	(31)	—
Net loss on disposition of premises and equipment	17	4
Loans originated for sale	(5,854)	(25,991)
Proceeds from sale of loans	5,757	25,105
Net change in:
Deferred income tax	(183)	(1,429)
Accrued interest receivable	263	428
Loss (earnings) on bank owned life insurance	(171)	92
Other assets	(581)	731
Accrued interest payable and other liabilities	(1,406)	(566)

Net cash from operating activities	6,760	6,726

Cash flows from investing activities:
Securities
Proceeds from sales	31	—
Proceeds from maturities	680	905
Proceeds from principal repayments	16,785	14,148
Loans receivable
Principal payments on loans receivable	356,273	452,305
Purchase of loans	(798)	(14,800)
Originated for investment	(267,744)	(442,807)
Proceeds from sale of real estate owned	1,496	302
Purchases of premises and equipment, net	(563)	(1,865)

Net cash from investing activities	106,160	8,188

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands) - (Unaudited)

	Six months ended June 30,
	2010	2009

Cash flows from financing activities:
Net change in deposits	19,864	141,901
Net change in borrowings	(15,218)	(121,531)
Net change in advance payments by borrowers for taxes and insurance	(358)	807
Repurchase and retirement of common stock	(3,124)	(2,491)
Cash dividends paid on common stock	(2,998)	(3,012)

Net cash from financing activities	(1,834)	15,674

Net change in cash and cash equivalents	111,086	30,588

Beginning cash and cash equivalents	108,198	29,329

Ending cash and cash equivalents	$219,284	$59,917

Supplemental disclosures of cash flow information:
Interest paid	$7,848	$11,458
Income taxes paid	300	500
Income taxes refunded	2,529	—
Loans transferred to real estate owned	5,218	377

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 1 – Basis of Presentation

BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), is the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”). As used in this Quarterly Report on Form 10-Q, the words “Company,” “we” and “our” are intended to refer to the Company, the Bank, and the Bank’s subsidiaries, with respect to information presented for the six-month period ended June 30, 2010 and other periods referenced herein.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the six-month period ended June 30, 2010, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2010.

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

(Table amounts in thousands, except share and per share data) - (Unaudited)

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income (loss) available to common shareholders	$(288)	$(665)	$428	$(493)

Average common shares outstanding	21,301,212	21,437,970	21,358,476	21,527,069
Less:
Unearned ESOP shares	(1,457,047)	(1,574,268)	(1,472,447)	(1,586,316)
Unvested restricted stock shares	(106,850)	(220,652)	(107,735)	(229,825)

Weighted average common shares outstanding	19,737,315	19,643,050	19,778,294	19,710,928

Basic earnings (loss) per common share	$(0.01)	$(0.03)	$0.02	$(0.03)

Weighted average common shares outstanding	19,737,315	19,643,050	19,778,294	19,710,928
Net effect of dilutive stock options and unvested restricted stock	—	—	13,596	—

Weighted average diluted common shares outstanding	19,737,315	19,643,050	19,791,890	19,710,928

Diluted earnings (loss) per common share	$(0.01)	$(0.03)	$0.02	$(0.03)

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	2,320,803	2,322,603	2,320,803	2,322,603
Weighted average exercise price of anti-dilutive stock option	$16.51	$16.51	$16.51	$16.51

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 3 – Securities

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Municipal securities	$830	$42	$—	$872
Mortgage-backed securities - residential	28,197	1,324	—	29,521
Collateralized mortgage obligations	52,541	1,644	—	54,185
SBA-guaranteed loan participation certificates	109	1	—	110

	$81,677	$3,011	$—	$84,688

December 31, 2009
Municipal securities	$1,225	$78	$—	$1,303
Mortgage-backed securities - residential	33,008	1,049	—	34,057
Collateralized mortgage obligations	64,791	1,873	(13)	66,651
SBA-guaranteed loan participation certificates	114	1	—	115

	$99,138	$3,001	$(13)	$102,126

The mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored enterprises and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations that the U.S. government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at June 30, 2010 and December 31, 2009.

The fair values of securities at June 30, 2010 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Amortized Cost	Fair Value

Within one year	$155	$156
One to five years	675	716

	830	872

Mortgage-backed securities - residential	28,197	29,521
Collateralized mortgage obligations	52,541	54,185
SBA-guaranteed loan participation certificates	109	110

Total	$81,677	$84,688

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 3 – Securities (continued)

Securities with unrealized losses at December 31, 2009 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2009
Collateralized mortgage obligations	$1,358	$13	$—	$—	$1,358	$13

There were no securities with unrealized losses at June 30, 2010.

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

At June 30, 2010, there were no securities with significant declines in fair value in the Company’s investment portfolio.

Note 4 – Loans Receivable

Loans originated are identified as either held for sale or held for investment and are accounted for accordingly upon their origination. Loans that are classified as held for sale are recorded at the lower of aggregate cost or estimated fair market value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the fair value of the servicing rights. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 4 – Loans Receivable (continued)

Loans receivable are as follows:

	June 30, 2010	December 31, 2009

One-to four- family residential real estate loans	$276,440	$289,623
Multi-family mortgage loans	305,519	329,227
Nonresidential real estate loans	306,993	316,607
Construction and land loans	18,477	32,577
Commercial loans	72,716	88,067
Commercial leases	158,990	176,821
Consumer loans	2,263	2,539

Total loans	1,141,398	1,235,461
Net deferred loan origination costs	1,520	1,701
Allowance for loan losses	(18,969)	(18,622)

Loans, net	$1,123,949	$1,218,540

Activity in the allowance for loan losses is as follows:

	Six months ended June 30,
	2010	2009

Beginning balance	$18,622	$14,746
Provision for loan losses	3,516	4,191
Loans charged off	(3,215)	(1,832)
Recoveries	46	33

Ending balance	$18,969	$17,138

Individually impaired loans were as follows:

	June 30, 2010	December 31, 2009

Loans with allocated allowance for loan losses	$19,133	$22,583
Loans with no allocated allowance for loan losses	24,448	23,059

Total impaired loans	$43,581	$45,642

Amount of the allowance for loan losses allocated to impaired loans	$6,002	$5,060

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 4 – Loans Receivable (continued)

	Six months ended June 30,
	2010	2009

Average of impaired loans during the period	$43,349	$36,504
Interest income recognized during impairment	335	794
Cash basis interest income recognized	335	794

Nonaccrual loans and loans past due 90 days still on accrual are as follows:

	June 30, 2010	December 31, 2009

Nonaccrual loans	$48,163	$49,489
90 days delinquent, still accruing	741	148

Reserve for uncollected loan interest	2,962	2,317

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

The Bank had $10.1 million of loans classified as troubled debt restructurings at June 30, 2010, and $396,000 of special reserves were allocated to those loans. The Company has no outstanding commitments to borrowers whose loans are classified as troubled debt restructurings.

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

A loan is impaired when full payment under the loan terms is not expected. Multifamily, nonresidential real estate, construction, land, and commercial loans and leases are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of the collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 5 – Deposits

Deposits are as follows:

	June 30, 2010	December 31, 2009

Noninterest-bearing demand deposits	$103,602	$108,308
Savings deposits	97,907	96,107
Money market accounts	357,078	322,126
Interest-bearing NOW accounts	294,157	303,219
Certificates of deposit	400,515	403,635

	$1,253,259	$1,233,395

Interest expense on deposit accounts is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Savings deposits	$123	$126	$244	$247
Money market accounts	977	1,186	1,953	2,476
Interest-bearing NOW accounts	446	562	910	1,225
Certificates of deposit	1,888	3,062	3,956	6,119

	$3,434	$4,936	$7,063	$10,067

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

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 6 – Fair Values of Financial Instruments (continued)

Impaired loans and real estate owned (“REO”) properties are evaluated and valued at the time the loan is identified as impaired or placed into REO, at the lower of cost or fair value less costs to sell. Fair value is generally based on third party appraisals and internal estimates and is therefore considered a Level 2 valuation. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in noninterest income as operations of REO.

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

		Fair Value Measurements Using
	Amortized Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010
Securities:
Municipal securities	$830	$872	$—	$872	$—
Mortgage-backed securities – residential	28,197	29,521	—	29,521	—
Collateralized mortgage obligations	52,541	54,185	—	54,185	—
SBA-guaranteed loan participation certificates	109	110	—	110	—

	$81,677	$84,688	$—	$84,688	$—

December 31, 2009
Securities:
Municipal securities	$1,225	$1,303	$—	$1,303	$—
Mortgage-backed securities – residential	33,008	34,057	—	34,057	—
Collateralized mortgage obligations	64,791	66,651	—	66,651	—
SBA-guaranteed loan participation certificates	114	115	—	115	—

	$99,138	$102,126	$—	$102,126	$—

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 6 – Fair Values of Financial Instruments (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010
Impaired loans	$13,131	$—	$13,131	$—
Real estate owned	1,236	—	1,236	—
Mortgage servicing rights	948	—	948	—

December 31, 2009
Impaired loans	$17,523	$—	$17,523	$—
Real estate owned	1,118	—	1,118	—
Mortgage servicing rights	377	—	377	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $19.1 million and a valuation allowance of $6.0 million at June 30, 2010, compared to a carrying amount of $22.6 million and a valuation allowance of $5.1 million at December 31, 2009, resulting in an increase in the provision for loan losses of $942,000 for the six months ended June 30, 2010.

REO which is carried at lower of cost or fair value less costs to sell, had a carrying value of $7.5 million at June 30, 2010, which included a write down of $188,000 for the six months ended June 30, 2010, compared to a carrying value of $4.1 million at December 31, 2009.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a carrying value of $1.4 million at June 30, 2010, of which $1.0 million related to fixed rate loans and $402,000 related to adjustable rate loans, including a valuation allowance of $17,000 for fixed rate loans. There was a recovery of $57,000 on mortgage servicing rights for the six months ended June 30, 2010, compared to $43,000 for the same period in 2009.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 6 – Fair Values of Financial Instruments (continued)

The carrying amount and estimated fair value of financial instruments is as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$219,284	$219,284	$108,198	$108,198
Securities	84,688	84,688	102,126	102,126
Loans receivable, net	1,123,949	1,126,745	1,218,540	1,221,098
FHLBC stock	15,598	N/A	15,598	N/A
Accrued interest receivable	5,848	5,848	6,111	6,111
Mortgage servicing rights	1,421	1,540	1,706	1,862

Financial liabilities:
Non-interest-bearing demand deposits	$(103,602)	$(103,602)	$(108,308)	$(108,308)
Savings deposits	(97,907)	(97,907)	(96,107)	(96,107)
NOW and money market accounts	(651,235)	(651,235)	(625,345)	(625,345)
Certificates of deposit	(400,515)	(404,138)	(403,635)	(407,693)
Borrowings	(35,566)	(36,063)	(50,784)	(51,573)
Accrued interest payable	(293)	(293)	(535)	(535)

N/A = Not Applicable

For purposes of the above, the following assumptions were used:

Cash and Cash Equivalents. The estimated fair values for cash and cash equivalents are based on their carrying value due to the short-term nature of these assets.

Loans. The estimated fair value for loans is determined by calculating the present value of future cash flows based on the current rate the Company would charge for similar loans with similar maturities, applied for an estimated time period until the loan is assumed to be repriced or repaid. Any specific loan losses established for impaired loans are deducted from the loan balance. The estimated fair values of loans held-for-sale are based on quoted market prices.

FHLBC Stock. It is not practicable to determine the fair value of Federal Home Loan Bank of Chicago (“FHLBC”) stock due to the restrictions placed on its transferability.

Deposit Liabilities. The estimated fair value for certificates of deposit is determined by calculating the present value of future cash flows based on estimates of rates the Company would pay on such deposits, applied for the time period until maturity. The estimated fair values of non-interest-bearing demand, NOW, money market, and savings deposits are assumed to approximate their carrying values because management establishes rates on these deposits at a level that approximates the rates available in the local market area. Additionally, these deposits can be withdrawn on demand.

Borrowings. The estimated fair values of advances from the FHLBC and notes payable are based on current market rates for similar financing. The estimated fair values of securities sold under agreements to repurchase are assumed to equal their carrying values due to the short-term nature of the liability.

Accrued Interest. The estimated fair values of accrued interest receivable and payable are assumed to equal their carrying value.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 6 – Fair Values of Financial Instruments (continued)

Off-Balance-Sheet Instruments. Off-balance-sheet items consist principally of unfunded loan commitments, standby letters of credit and unused lines of credit. The estimated fair values of unfunded loan commitments, standby letters of credit and unused lines of credit are not considered material.

While the above estimates are based on management’s judgment of the most appropriate factors, as of the balance sheet date, there is no assurance that the estimated fair values would have been realized if the assets had been disposed of or the liabilities settled at that date because fair values may differ depending on the various circumstances. The estimated fair values would also not apply to subsequent dates.

In addition, other assets and liabilities that are not financial instruments, such as premises and equipment, are not included in the above disclosures.

Note 7 – Other Comprehensive Income

Other comprehensive income components were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Unrealized holding gains (losses) on securities, net of tax	$(82)	$760	$33	$1,573
Net gain on sale of securities recognized, net of tax	19	—	19	—
Loss on impairment of securities, net of tax	—	—	—	—

Change in other comprehensive income, net of tax	$(101)	$760	$14	$1,573

Note 8 – Adoption of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (the “FASB”) amended its previous guidance relating to transfers of financial assets that eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after its effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions of the guidance were also amended and apply to transfers that occurred both before and after the effective date of the guidance. The adoption of this update did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB amended its previous guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The amended guidance uses an approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, the obligation to absorb losses of the entity, or the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this update did not have a material impact on the Company’s financial condition, results of operations or cash flows.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 9 – Newly Issued But Not Yet Effective Accounting Standards

In January 2010, the FASB issued guidance requiring increased fair value disclosures. There are two components to the increased disclosure requirements set forth in the guidance: (1) a description and the disclosure of the dollar amount of transfers in or out of Levels 1 or 2, and (2) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts must be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in or out of Levels 1 and 2 are required for interim and annual periods beginning after December 15, 2009. Increased disclosures regarding the Level 3 fair value reconciliation are required for fiscal years beginning after December 15, 2010.

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

Overview

Business conditions reflected a fitful recovery in economic conditions, which seemed to wane as the quarter progressed. The negative effects of continued high levels of unemployment, decreased home purchases and residential loan refinance activity and declines in real estate valuations offset signs of higher consumer spending and lower interest rates on residential mortgages.

Loan repayments continued to outpace loan originations for many loan categories, though commercial real estate and commercial loan balances increased slightly. We expect that demand for multifamily loans, commercial loans and commercial leases may increase as the year progresses, but there is presently insufficient evidence of a uniformly positive trend.

Deposit balances increased slightly principally due to seasonal factors and a relatively strong competitive posture, despite the reduced deposit pricing that we implemented during the quarter. We will continue to develop and enhance deposit relationships through our core deposit marketing program, but we expect to temper our competitive position due to our strong liquidity and the uncertainties that exist concerning loan demand.

Non-accrual loans increased modestly in the residential, multifamily and commercial loan categories, but decreased for non-residential real estate loans and construction loans. In general, we noted a continuing trend of improvement in newly delinquent loans in all categories except residential loans and increased investor interest in acquiring multifamily real estate owned assets; however, with national and local economic conditions remaining fragile, the future continuation of this trend is not yet necessarily assured. We continue to vigorously pursue non-performing loan resolutions, but the court system continues to operate at a sluggish pace.

Our net interest margin decreased modestly, due principally to a decrease in loan balances and an increase in the allowance for loan and lease losses, and our net interest spread increased slightly. Future trends in our net interest margin and net interest spread remain difficult to predict due to the vicissitudes of market interest rates, prospective loan and deposit originations and other factors.

Our non-interest income increased due to increased deposit fees and insurance commission income and lower amortization and impairment expense for residential loan servicing rights. We expect non-interest income to show modest volatility during the remainder of 2010, and believe that customer behavior and the market’s response to new federal regulations affecting certain consumer account fees will dictate the relative changes in performance in this category.

Our non-interest expense remained well-contained. The ongoing effects of functional reviews and a continued focus on productivity continued to contribute gradual improvements to our efficiency during the quarter, despite transitory increases in expenses for communications related to our Annual Shareholders’ Meeting and continued expenses related to REO operations.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at June 30, 2010 and December 31, 2009, and in our income statement for the three-month and six-month periods ended June 30, 2010 and June 30, 2009.

	June 30, 2010	December 31, 2009	Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,565,639	$1,566,963	$(1,324)
Cash and cash equivalents	219,284	108,198	111,086
Securities	84,688	102,126	(17,438)
Loans receivable, net	1,123,949	1,218,540	(94,591)
Deposits	1,253,259	1,233,395	19,864
Borrowings	35,566	50,784	(15,218)
Stockholders’ equity	259,397	263,603	(4,206)

Selected Financial Data (continued)

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars in Thousands)

Selected Operating Data:
Interest income	$16,451	$18,713	$(2,262)	$33,596	$37,619	$(4,023)
Interest expense	3,677	5,500	(1,823)	7,606	11,236	(3,630)

Net interest income	12,774	13,213	(439)	25,990	26,383	(393)
Provision for loan losses	2,665	2,847	(182)	3,516	4,191	(675)

Net interest income after provision for loan losses	10,109	10,366	(257)	22,474	22,192	282
Noninterest income	1,812	1,802	10	3,267	3,444	(177)
Noninterest expense	12,370	13,047	(677)	25,048	26,089	(1,041)

Income (loss) before income taxes	(449)	(879)	430	693	(453)	1,146
Income tax expense (benefit)	(161)	(214)	53	265	40	225

Net income (loss)	$(288)	$(665)	$377	$428	$(493)	$921

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Performance Ratios:
Return on assets (ratio of net income to total average assets) (1)	(0.07)%	(0.17)%	0.05%	(0.06)%
Return on equity (ratio of net income to average equity) (1)	(0.44)	(1.00)	0.32	(0.37)
Net interest rate spread (1) (2)	3.30	3.27	3.39	3.31
Net interest margin (1) (3)	3.53	3.61	3.63	3.68
Average equity to average assets	16.78	16.83	16.86	17.08
Efficiency ratio (4)	84.81	86.89	85.61	87.47
Noninterest expense to total average assets (1)	3.14	3.29	3.20	3.34
Average interest-earning assets to average interest-bearing liabilities	122.10	122.73	122.33	123.10

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by total average interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Selected Financial Ratios and Other Data (continued):

	At June 30, 2010	At December 31, 2009
Asset Quality Ratios:
Nonperforming assets to total assets	3.56%	3.42%
Nonaccrual loans to total loans	4.22	4.01
Allowance for loan losses to nonaccrual loans	39.39	37.63
Allowance for loan losses to total loans	1.66	1.51

Capital Ratios:
Equity to total assets at end of period	16.57	16.82
Tier 1 leverage ratio (Bank only)	12.74	12.44

Other Data:
Number of full service offices	18	18
Employees (full-time equivalent basis)	338	372

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets decreased $1.3 million, or 0.08%, to $1.566 billion at June 30, 2010, from $1.567 billion at December 31, 2009, primarily due to a $94.6 million, or 7.8%, decrease in net loans receivable to $1.124 billion at June 30, 2010, from $1.219 billion at December 31, 2009, and a $17.4 million, or 17.1%, decrease in securities to $84.7 million at June 30, 2010 from $102.1 million at December 31, 2009. These decreases were partially offset by a $111.1 million increase in cash and cash equivalents. Cash and cash equivalents totaled $219.3 million at June 30, 2010, compared to $108.2 million at December 31, 2009.

Our loan portfolio consists primarily of investment and business loans (multifamily, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together make up 75.6% of gross loans. Net loans receivable decreased $94.6 million, or 7.8%, to $1.124 billion at June 30, 2010, from $1.219 billion at December 31, 2009. Multi-family real estate loans decreased by $23.7 million, or 7.2%, due in substantial part to a HUD refinancing that was completed by a related group of borrowers. Commercial loans decreased by $15.4 million, or 17.4%, due the combined impact of loan paydowns and reduced originations. Commercial leases decreased by $17.8 million, or 10.1%, as scheduled lease payments outpaced originations. Nonresidential real estate loans decreased $9.6 million, or 3.0%, primarily due to principal payments of $23.0 million, which were partially offset by $8.1 million in draws on existing credit commitments. Construction and land loans decreased $14.1 million, or 43.3%, primarily due to project sales and conversions to permanent amortizing loans. One-to-four family residential mortgage loans decreased $13.2 million, or 4.6%, primarily due to refinancings that were not replaced with new originations.

Our allowance for loan losses increased to $19.0 million at June 30, 2010, from $18.6 million at December 31, 2009. The increase reflects a provision for loan losses of $3.5 million for the six months ended June 30, 2010, which reflects the impact of a $942,000 increase in the portion of the specific allowance for loan losses that we allocate to impaired loans, a $594,000 decrease in the general portion of the allowance for loan losses and $3.2 million in net charge-offs. Of the $3.2 million in net charge-offs, $2.3 million related to write-downs incurred on the transfer of collateral to real estate owned, and $804,000 related to the sale of collateral.

Securities decreased by $17.4 million, or 17.1%, to $84.7 million at June 30, 2010, from $102.1 million at December 31, 2009, primarily due to principal repayments of $17.5 million.

We owned common stock of the FHLBC with a stated par value of $15.6 million at June 30, 2010 and December 31, 2009. The FHLBC has not declared any dividends on its common stock since the third quarter of 2007 due to the combined effect of its financial condition and a cease and desist order that prohibits it from declaring dividends without the prior approval of the Director of the Federal Housing Finance Agency. The cease and desist order imposes a similar prior approval requirement on the FHLBC’s repurchase or redemption of common stock from existing and withdrawn members, subject to certain exceptions that are not applicable to the shares of FHLBC common stock that we own. The FHLBC has stated in its public filings that it cannot predict when it will resume paying dividends or repurchasing or redeeming common shares that are subject to the restrictions imposed by the cease and desist order.

Cash and cash equivalents increased $111.1 million, to $219.3 million at June 30, 2010, from $108.2 million at December 31, 2009.

Deposits increased $19.9 million, or 1.6%, to $1.253 billion at June 30, 2010, from $1.233 billion at December 31, 2009. The increase in deposits reflected an increase in money market account balances that was partially offset by decreases in interest-bearing NOW, non-interest bearing demand and certificates of deposit account balances. Money market accounts increased $35.0 million, or 10.9% to $357.1 million at June 30, 2010, from $322.1 million at December 31, 2009. Interest-bearing NOW accounts decreased $9.1 million, or 3.0%, to $294.2 million at June 30, 2010, non-interest bearing demand accounts decreased $4.7 million, or 4.4%, to $103.6 million at June 30, 2010, and certificates of deposit decreased $3.1 million, or 0.77%, to $400.5 million at June 30, 2010 from $403.6 million. Total core deposits (savings, money market, noninterest-bearing demand and interest-bearing NOW accounts) increased slightly as a percentage of total deposits, representing 68.0% of total deposits at June 30, 2010, compared to 67.3% of total deposits at December 31, 2009. Borrowings decreased $15.2 million, or 30.0%, to $35.6 million at June 30, 2010, from $50.8 million at December 31, 2009, due to our reductions of outstanding FHLBC advances.

Total stockholders’ equity was $259.4 million at June 30, 2010, compared to $263.6 million at December 31, 2009. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 356,411 shares of our common stock during this six-month period at a total cost of $3.1 million, and our declaration and payment of cash dividends totaling $3.0 million. These items were partially offset by net income of $428,000, a $1.5 million increase in total stockholders’ equity that resulted from the vesting of stock-based compensation and ESOP shares earned, and a $14,000 increase in accumulated other comprehensive income. The unallocated shares of common stock that our ESOP owns were reflected as a $14.7 million reduction to stockholders’ equity at June 30, 2010, compared to a $15.2 million reduction to stockholders’ equity at December 31, 2009.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

Net Loss. We had net loss of $288,000 for the three months ended June 30, 2010, compared to net loss of $665,000 for the three months ended June 30, 2009. Our loss per share of common stock for the three months ended June 30, 2010 was $0.01 per basic and fully diluted share, respectively, compared to $0.03 per basic and fully diluted share, respectively, for the three-month period ended June 30, 2009.

Net Interest Income. Net interest income decreased by $439,000, or 3.3%, to $12.8 million for the three months ended June 30, 2010, from $13.2 million for the three months ended June 30, 2009. Our net interest rate spread increased by three basis points to 3.30% for the three months ended June 30, 2010, from 3.27% for the same period in 2009. Our net interest margin decreased by eight points to 3.53% for the three months ended June 30, 2010, from 3.61% for the same period in 2009.

Interest income decreased $2.3 million, or 12.1%, to $16.5 million for the three months ended June 30, 2010, from $18.7 million for the three months ended June 30, 2009. The decrease in interest income reflected the impact of a 57 basis point decrease in the average yield on interest earning assets to 4.54% for the three months ended June 30, 2010, from 5.11% for the same period in 2009, and a $15.1 million decrease in total average interest-earning assets to $1.453 billion for the three months ended June 30, 2010, from $1.468 billion for the same period in 2009. These decreases were partially offset by a $1.8 million decrease in interest expense.

Interest income from loans, the most significant portion of interest income, decreased $2.0 million, or 11.6%, to $15.4 million for the three months ended June 30, 2010, from $17.4 million for the same period in 2009. The average yield on loans decreased eight basis points to 5.36% for the three months ended June 30, 2010, from 5.44% for the same period in 2009. Interest income on loans and the average yield on loans were each impacted by a net increase of $471,000 in the reserve for uncollected interest relating to loans that were placed on nonaccrual status during the three months ended June 30, 2010, and a $132.7 million, or 10.3%, decrease in average loans receivable to $1.154 billion for the three months ended June 30, 2010, from $1.287 billion for the same period in 2009.

Interest income from securities decreased by $327,000, or 26.4%, to $910,000 for the three months ended June 30, 2010, from $1.2 million for the same period in 2009. The decrease in interest income from securities was primarily due to a decrease of $27.7 million, or 23.9%, in the average outstanding balance of securities to $88.0 million for the three months ended June 30, 2010, from $115.7 million for the same period in 2009, and a 14 basis point decrease in the average yield on securities to 4.15% for the three months ended June 30, 2010, from 4.29% for the same period in 2009.

The FHLBC did not pay dividends on its common stock in 2010 or 2009.

Interest expense decreased $1.8 million, or 33.1%, to $3.7 million for the three months ended June 30, 2010, from $5.5 million for the three months ended June 30, 2009. The decrease in interest expense was due in part to a 60 basis point decrease in the cost of our average interest-bearing liabilities to 1.24% for the three months ended June 30, 2010, from 1.84% for the same period in 2009. In addition, average interest-bearing liabilities decreased $6.2 million, or 0.5%, to $1.190 billion for the three months ended June 30, 2010, from $1.196 billion for the same period in 2009.

Interest expense on deposits decreased $1.5 million, or 30.4%, to $3.4 million for the three months ended June 30, 2010, from $4.9 million for the three months ended June 30, 2009. The decrease in interest expense on deposits reflected a 63 basis point decrease in the average rate paid on interest-bearing deposits to 1.20% for the three months ended June 30, 2010, from 1.83% for same period in 2009. The decrease in the average rate paid on interest-bearing deposits was partially offset by a $67.8 million, or 6.3%, increase in average interest-bearing deposits to $1.147 billion for the three months ended June 30, 2010, from $1.079 billion for the same period in 2009.

The average cost of money market accounts decreased 69 basis points to 1.13%, from 1.82%, the average cost of NOW accounts decreased 19 basis points to 0.61%, from 0.80%, and the average cost of certificates of deposit decreased 97 basis points to 1.86% from 2.83%. The average balances of money market accounts increased $83.2 million, or 31.4%, and the average balance of NOW accounts increased $12.1 million, or 4.3%, to $292.6 million for the three months ended June 30, 2010. These increases were partially offset by a decrease in the average balances of certificates of deposit of $27.7 million, or 6.4%, for the three months ended June 30, 2010.

Interest expense on borrowings decreased $321,000, or 56.9%, to $243,000 for the three months ended June 30, 2010, from $564,000 for the same period in 2009. The decrease was primarily due to a decrease in our average borrowings to $43.0 million for the three months ended June 30, 2010, from $116.9 million for the same period in 2009. The decrease in average borrowings was partially offset by a 34 basis point increase in interest rates paid on borrowings to 2.27% for the three months ended June 30, 2010, from 1.93% for the same period in 2009.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances, but are reflected in the table as loans carrying a zero yield. The yields set forth below include, where applicable, the effect of deferred fees and expenses, discounts and premiums, and purchase accounting adjustments that are amortized or accreted to interest income or expense.

	For the three months ended June 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)

Interest-earning Assets:
Loans	$1,153,960	$15,419	5.36%	$1,286,698	$17,448	5.44%
Securities	88,017	910	4.15	115,667	1,237	4.29
Stock in FHLB	15,598	—	—	15,598	—	—
Other	195,260	122	0.25	49,937	28	0.22

Total interest-earning assets	1,452,835	16,451	4.54	1,467,900	18,713	5.11

Noninterest-earning assets	121,178			116,497

Total assets	$1,574,013			$1,584,397

Interest-bearing Liabilities:
Savings deposits	$99,151	123	0.50	$98,931	126	0.51
Money market accounts	348,153	977	1.13	264,965	1,186	1.80
Interest-bearing NOW accounts	292,589	446	0.61	280,517	562	0.80
Certificates of deposit	406,976	1,888	1.86	434,681	3,062	2.83

Total deposits	1,146,869	3,434	1.20	1,079,094	4,936	1.83
Borrowings	42,978	243	2.27	116,935	564	1.93

Total interest-bearing liabilities	1,189,847	3,677	1.24	1,196,029	5,500	1.84

Noninterest-bearing deposits	102,997			105,274
Noninterest-bearing liabilities	17,126			16,447

Total liabilities	1,309,970			1,317,750
Equity	264,043			266,647

Total liabilities and equity	$1,574,013			$1,584,397

Net interest income		$12,774			$13,213

Net interest rate spread (2)			3.30%			3.27%
Net interest-earning assets (3)	$262,988			$271,871

Net interest margin (4)			3.53%			3.61%
Ratio of interest-earning assets to interest-bearing liabilities	122.10%			122.73%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $2.7 million for the three months ended June 30, 2010, compared to a provision for loan losses of $2.9 million for the three months ended June 30, 2009. The provision for loan losses reflects $1.2 million in net charge-offs, a $1.4 million increase in the specific portion of the allowance for loan losses that we allocate to impaired loans and a $42,000 increase to the general portion of the allowance for loan and lease losses. Of the $1.2 million in net charge-offs, $860,000 related to write-downs related to the transfer of collateral to real estate owned, and $148,000 related to loan balances not fully repaid from the final disposition of collateral.

Nonperforming assets are as follows:

	June 30, 2010	March 31 2010,	$ Change
	(Dollars in thousands)
Nonaccrual loans	$48,163	$43,965	$4,198
Real estate owned	7,509	6,882	627

Nonperforming assets	$55,672	$50,847	$4,825

Our allowance for loan losses totaled $19.0 million, or 1.66% of total loans, at June 30, 2010, compared to $17.5 million, or 1.50% of total loans, at March 31, 2010. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 39.4% of nonperforming loans at June 30, 2010, and 39.8% of nonperforming loans at March 31, 2010. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

The following table summarizes noninterest income for the three-month periods ended June 30, 2010 and 2009.

	Three months ended June 30,
	2010	2009	Change
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$792	$796	$(4)
Other fee income	500	496	4
Insurance commissions and annuities income	179	111	68
Gain on sale of loans, net	68	180	(112)
Gain on sale of securities	31	—	31
Loss on disposition of premises and equipment, net	(17)	—	(17)
Loan servicing fees	154	161	(7)
Amortization and impairment of servicing assets	(78)	(25)	(53)
Earnings (loss) on bank owned life insurance	92	(33)	125
Other	91	116	(25)

Total noninterest income	$1,812	$1,802	$10

Noninterest Income. Deposit service charges and fees totaled $792,000 for the three months ended June 30, 2010, compared to $796,000 for the same period in 2009. Income from insurance commissions and annuities increased by $68,000, or 61.3%, to $179,000 for the three months ended June 30, 2010, from $111,000 for the same period in 2009. Gains on sales of loans decreased to $68,000 for the three months ended June 30, 2010, from $180,000 for the same period in 2009. Amortization and impairment of servicing assets increased to $78,000 for the three months ended June 30, 2010, from $25,000 for the same period in 2009. Earnings on bank-owned life insurance were $92,000 for the three months ended June 30, 2010, compared to a loss of $33,000 for the same period in 2009. Other income decreased $25,000, or 21.6%, to $91,000 for the three months ended June 30, 2010, from $116,000 for the same period in 2009.

The following table summarizes noninterest expense for the three-month periods ended June 30, 2010 and 2009.

	Three months ended June 30,
	2010	2009	Change
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$6,552	$6,948	$(396)
Office occupancy and equipment	1,609	1,666	(57)
Advertising and public relations	303	317	(14)
Information technology	961	866	95
Supplies, telephone and postage	406	459	(53)
Amortization of intangibles	399	422	(23)
Operations of real estate owned	500	83	417
FDIC insurance premiums	532	1,216	(684)
Other	1,108	1,070	38

Total noninterest expense	$12,370	$13,047	$(677)

Noninterest Expense. Our noninterest expense was $12.4 million for the three months ended June 30, 2010, compared to $13.0 million for the three months ended June 30, 2009, a decrease of $677,000. The decrease in noninterest expense was due in substantial part to a $396,000, or 5.7%, decrease in compensation and benefits expense to $6.6 million, from $6.9 million for the same period in 2009. The decrease reflected a reduction on the number of our full time equivalent employees to 338 at June 30, 2010, from 379 at June 30, 2009. Information technology expenses increased $95,000, or 11.0%, to $961,000, from $866,000 for the same period in 2009. Net expenses for operations of real estate owned totaled $500,000 for the three months ended June 30, 2010, compared to $83,000 for the same period in 2009. Net expenses for operations of real estate owned included $241,000 in write-downs or losses, compared to $26,000 in 2009. Expense for Federal Deposit Insurance Corporation deposit insurance premiums decreased to $532,000 for the three months ended June 30, 2010, from $1.2 million for the same period of 2009.

Income Tax Benefit. We recorded an income tax benefit of $161,000 for the three months ended June 30, 2010, compared to $214,000 for the same period in 2009.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

Net Income. We had net income of $428,000 for the six months ended June 30, 2010, compared to a net loss of $493,000 for the six months ended June 30, 2009. Our earnings per share of common stock for the six months ended June 30, 2010 were $0.02 per basic and fully diluted share, respectively, compared to a loss of $0.03 per basic and fully diluted share, respectively, for the six-month period ending June 30, 2009.

Net Interest Income. Net interest income decreased $393,000, or 1.5%, to $26.0 million for the six months ended June 30, 2010, compared to $26.4 million for the same period 2009. Our net interest rate spread increased by eight basis points to 3.39% for the six months ended June 30, 2010, from 3.31% for the same period in 2009. Our net interest margin decreased by five basis points to 3.63% for the six months ended June 30, 2010, from 3.68% for the same period in 2009.

Interest income decreased $4.0 million, or 10.7%, to $33.6 million for the six months ended June 30, 2010, from $37.6 million for the six months ended June 30, 2009. The decrease in interest income reflected the impact of a 55 basis point decrease in the average yield on interest earning assets to 4.69% for the six months ended June 30, 2010, from 5.24% for the same period in 2009, and a $2.4 million decrease in total average interest-earning assets to $1.445 billion for the six months ended June 30, 2010, from $1.447 billion for the same period in 2009. These decreases were partially offset by a $3.6 million decrease in interest expense,

Interest income from loans, the most significant portion of interest income, decreased $3.5 million, or 10.1%, to $31.5 million for the six months ended June 30, 2010, from $35.0 million for the same period in 2009. The average yield on loans decreased eight basis points to 5.41% for the six months ended June 30, 2010, from 5.49% for the same period in 2009. Interest income on loans and the average yield on loans were each impacted by a net increase of $645,000 in the reserve for uncollected interest relating to loans that were placed on nonaccrual status during the six months ended June 30, 2010, and a $111.9 million, or 8.7%, decrease in average loans receivable $1.174 billion for the six months ended June 30, 2010, from $1.286 billion for the same period in 2009.

Interest income from securities decreased by $662,000, or 25.7%, to $1.9 million for the six months ended June 30, 2010, from $2.6 million for the same period in 2009. The decrease in interest income from securities was primarily due to a decrease of $27.1 million, or 22.7%, in the average outstanding balance of securities to $92.4 million for the six months ended June 30, 2010, from $119.5 million for the same period in 2009, and a 17 basis point decrease in the average yield on securities to 4.19% for the six months ended June 30, 2010, from 4.36% for the same period in 2009.

The FHLBC did not pay dividends on its common stock in 2010 or 2009.

Interest expense decreased $3.6 million, or 32.3%, to $7.6 million for the six months ended June 30, 2010, from $11.2 million for the six months ended June 30, 2009. The decrease in interest expense was due in part to a 63 basis point decrease in the cost of our average interest-bearing liabilities to 1.30% for the six months ended June 30, 2010, from 1.93% for the same period in 2009. This decrease was partially offset by a $5.5 million, or 0.5%, increase in the average interest-bearing liabilities to $1.181 billion for the six months ended June 30, 2010, from $1.176 billion for the same period in 2009.

Interest expense on deposits decreased $3.0 million, or 29.8%, to $7.1 million for the six months ended June 30, 2010, from $10.1 million for the six months ended June 30, 2009. The decrease in interest expense on deposits reflected a 68 basis point decrease in the average rate paid on interest-bearing deposits to 1.26% for the six months ended June 30, 2010, from 1.94% for same period in 2009. The decrease in the average rate paid on interest-bearing deposits was partially offset by a $90.8 million, or 8.7%, increase in average interest-bearing deposits to $1.135 billion for the six months ended June 30, 2010, from $1.044 billion for the same period in 2009.

The average cost of deposits decreased in every category : money market accounts decreased 87 basis points to 1.16%, from 2.03%, the average cost of NOW accounts decreased 26 basis points to 0.63%, from 0.89%, and the average cost of certificates of deposit decreased 95 basis points to 1.97% from 2.92%. The average balances of money market accounts increased $93.3 million, or 38.0%, and the average balance of NOW accounts increased $14.4 million, or 5.2%, to $292.5 million for the six months ended June 30, 2010. These increases were partially offset by a decrease in the average balances of certificates of deposit of $17.8 million, or 4.2%, for the six months ended June 30, 2010.

Interest expense on borrowings decreased $626,000, or 53.6%, to $543,000 for the six months ended June 30, 2010, from $1.2 million for the same period in 2009. The decrease was primarily due to a decrease in our average borrowings to $46.6 million for the six months ended June 30, 2010, from $131.9 million for the same period in 2009. The decrease in average borrowings was partially offset by a 56 basis point increase in interest rates paid on borrowings to 2.35% for the six months ended June 30, 2010, from 1.79% for the same period in 2009.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances, but are reflected in the table as loans carrying a zero yield. The yields set forth below include, where applicable, the effect of deferred fees and expenses, discounts and premiums, and purchase accounting adjustments that are amortized or accreted to interest income or expense.

	For the six months ended June 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)

Interest-earning Assets:
Loans	$1,174,025	$31,476	5.41%	$1,285,916	$35,011	5.49%
Securities	92,373	1,918	4.19	119,452	2,580	4.36
Stock in FHLB	15,598	—	—	15,598	—	—
Other	163,082	202	0.25	26,530	28	0.21

Total interest-earning assets	1,445,078	33,596	4.69	1,447,496	37,619	5.24

Noninterest-earning assets	121,696			116,866

Total assets	$1,566,774			$1,564,362

Interest-bearing Liabilities:
Savings deposits	$98,299	244	0.50	$97,443	247	0.51
Money market accounts	338,834	1,953	1.16	245,511	2,476	2.03
Interest-bearing NOW accounts	292,481	910	0.63	278,095	1,225	0.89
Certificates of deposit	405,105	3,956	1.97	422,858	6,119	2.92

Total deposits	1,134,719	7,063	1.26	1,043,907	10,067	1.94
Borrowings	46,558	543	2.35	131,918	1,169	1.79

Total interest-bearing liabilities	1,181,277	7,606	1.30	1,175,825	11,236	1.93

Noninterest-bearing deposits	102,423			104,444
Noninterest-bearing liabilities	18,964			16,899

Total liabilities	1,302,664			1,297,168
Equity	264,110			267,194

Total liabilities and equity	$1,566,774			$1,564,362

Net interest income		$25,990			$26,383

Net interest rate spread (2)			3.39%			3.31%
Net interest-earning assets (3)	$263,801			$271,671

Net interest margin (4)			3.63%			3.68%
Ratio of interest-earning assets to interest-bearing liabilities	122.33%			123.10%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.

Provision for Loan Losses.

We recorded a provision for loan losses of $3.5 million for the six months ended June 30, 2010, compared to a $4.2 million for the six months ended June 30, 2009. The provision for loan losses reflects $3.2 million in net charge-offs, an increase of $942,000 in the specific portion of the allowance for loan losses that we allocate to impaired loans and a $594,000 decrease to the general portion of the allowance for loan and lease losses. Of the $3.2 million in net charge-offs, $2.3 million related to write-downs incurred at the transfer of collateral to real estate owned, and $804,000 related to loan balances not fully repaid from the final disposition of collateral.

Nonperforming assets are as follows:

	June 30, 2010	December 31, 2009	$ Change
	(Dollars in thousands)
Nonaccrual loans	$48,163	$49,489	$(1,326)
Real estate owned	7,509	4,084	3,425

Nonperforming assets	$55,672	$53,573	$2,099

Our allowance for loan losses totaled $19.0 million, or 1.66% of total loans, at June 30, 2010, compared to $18.6 million, or 1.51% of total loans, at December 31, 2009. We used the same general methodology in evaluating the allowance for loan losses at both dates. Our allowance for loan losses represented 39.4% of nonperforming loans at June 30, 2010, and 37.6% of nonperforming loans at December 31, 2009. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

The following table summarizes noninterest income for the six-month periods ended June 30, 2010 and 2009.

	Six months ended June 30,
	2010	2009	Change
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$1,565	$1,590	$(25)
Other fee income	934	924	10
Insurance commissions and annuities income	314	288	26
Gain on sale of loans, net	115	436	(321)
Gain on sale of securities	31	—	31
Loss on disposition of premises and equipment, net	(17)	(4)	(13)
Loan servicing fees	324	336	(12)
Amortization and impairment of servicing assets	(321)	(247)	(74)
Earnings (loss) on bank owned life insurance	171	(92)	263
Other	151	213	(62)

Total noninterest income	$3,267	$3,444	$(177)

Noninterest Income. Our noninterest income decreased $177,000 to $3.3 million for the six months ended June 30, 2010 compared to $3.4 million for 2009. Deposit service charges and fees totaled $1.6 million for the six months ended June 30, 2010 and 2009. Income from insurance commissions and annuities increased by $26,000, or 9.0%, to $314,000 for the six months ended June 30, 2010, from $288,000 for the same period in 2009. Gains on sales of loans decreased to $115,000 for the six months ended June 30, 2010, from $436,000 for the same period in 2009. Mortgage servicing rights amortization expense increased to $378,000 for the six months ended June 30, 2010, from $290,000 for the same period in 2009, due in substantial part to the Illinois Housing Development Authority’s consolidation of the servicing of its loans with a single institution. We also recorded a recovery of $57,000 from our mortgage servicing rights reserve in the first half of 2010, compared to $43,000 in the same period in 2009. Earnings on bank-owned life insurance were $171,000 for the six months ended June 30, 2010, compared to a loss of $92,000 for the same period in 2009. Other income decreased $62,000, or 29.1%, to $151,000 for the six months ended June 30, 2010, from $213,000 for the same period in 2009.

The following table summarizes noninterest expense for the six-month periods ended June 30, 2010 and 2009.

	Six months ended June 30,
	2010	2009	Change
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$13,763	$14,813	$(1,050)
Office occupancy and equipment	3,410	3,433	(23)
Advertising and public relations	519	683	(164)
Information technology	1,882	1,874	8
Supplies, telephone and postage	767	883	(116)
Amortization of intangibles	804	851	(47)
Operations of real estate owned	634	336	298
FDIC insurance premiums	1,087	1,265	(178)
Other	2,182	1,951	231

Total noninterest expense	$25,048	$26,089	$(1,041)

Noninterest Expense. Our noninterest expense was $25.0 million for the six months ended June 30, 2010, compared to $26.1 million for the six months ended June 30, 2009, a decrease of $1.0 million. The decrease in noninterest expense was due in substantial part to a $1.0 million, or 7.1%, decrease in compensation and benefits expense to $13.8 million, from $14.8 million for the same period in 2009. The decrease reflected a reduction on the number of our full time equivalent employees to 338 at June 30, 2010, from 379 at June 30, 2009. Net expenses for operations of real estate owned totaled $634,000 for the six months ended June 30, 2010, compared to $336,000 for the same period in 2009. Net expenses for operations of real estate owned included $295,000 in write-downs or losses on REO, compared to $238,000 in 2009. Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums decreased $178,000 to $1.1 million during the six months ended June 30, 2010, from $1.3 million during the same period of 2009. The FDIC materially increased the general insurance assessment rate in 2009, which resulted in the full utilization of our available premium credits and, in addition, the FDIC imposed a special premium on all depository institutions based on assets as of June 30, 2009. Other general and administrative expenses increased $231,000, or 11.8%, to $2.2 million, from $2.0 million for the same period in 2009.

Income Tax Expense. We recorded income tax expense of $265,000 for the six months ended June 30, 2010, compared to $40,000 in income tax expense for the same period in 2009. Our effective tax rate for the six-months ended June 30, 2010 was 38.2%.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the FHLBC, which provides an additional source of short-term and long-term funding. Outstanding borrowings from the FHLBC were $29.3 million at June 30, 2010, at a weighted average interest rate of 2.71%. A total of $23.5 million of these borrowings will mature in less than one year. Outstanding FHLBC borrowings were $43.6 million at December 31, 2009.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $18.6 million in cash and cash equivalents as of June 30, 2010 and cash dividends from our subsidiary, the Bank.

As of June 30, 2010, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2010, we had no other material commitments for capital expenditures.

Capital Resources. Stockholders’ equity totaled $259.4 million at June 30, 2010, compared to $263.6 million at December 31, 2009. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 356,411 shares of our common stock during this six month period at a total cost of $3.1 million, and our declaration and payment of cash dividends totaling $3.0 million. These items were partially offset by net income of $428,000, a $1.5 million increase resulting from the vesting of stock-based compensation and ESOP shares earned, and a $14,000 increase in accumulated other comprehensive income

Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The repurchase authorization will expire on November 15, 2010, unless extended by the Board of Directors. As of June 30, 2010, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that have been authorized for repurchase. For additional information, see “Part II Item 2(c), Unregistered Sales of Equity Securities and Use of Proceeds, Repurchases of Equity Securities.”

At June 30, 2010, the regulatory capital ratios and minimum required regulatory ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions

June 30, 2010
Total capital (to risk-weighted assets)	18.06%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	16.94	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.74	4.00	5.00

December 31, 2009
Total capital (to risk-weighted assets)	16.40%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	15.31	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.44	4.00	5.00

As of June 30, 2010 and December 31, 2009, the Office of Thrift Supervision categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s category.

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

Quantitative Analysis. The following table sets forth, as of June 30, 2010, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the US Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points)	Estimated Increase in NPV		Decrease in Estimated Net Interest Income
	Amount	Percent	Amount	Percent
	(dollars in thousands)		(dollars in thousands)
+400	$23,160	9.41%	$(243)	(0.49)%
+300	18,332	7.45	(168)	(0.34)
+200	13,533	5.50	(261)	(0.53)
+100	7,312	2.97	(193)	(0.39)
0	—	—	—	—

The Company has opted not to include an estimate for a decrease in rates at June 30, 2010 because the results are not relevant given the current targeted Fed Funds Rate set by the Federal Open Market Committee. The table set forth above indicates that at June 30, 2010, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 5.50% increase in NPV and a $261,000 decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2010. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, the new law provides that the Office of Thrift Supervision, which currently the primary federal regulator for the Company and its subsidiary, BankFinancial, F.S.B., will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions such as BankFinancial, F.S.B. with $10 billion or less in assets will continued to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities

Not applicable

(b)	Use of Proceeds

Not applicable

(c)	Repurchases of Equity Securities

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the second quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
April 1, 2010 through April 30, 2010	—	$—	—	1,164,700
May 1, 2010 through May 31, 2010	162,214	8.74	162,214	1,002,486
June 1, 2010 through June 30, 2010	194,197	8.71	194,197	808,289

Total	356,411	8.72	356,411

(1)	Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. In accordance with this authorization, we had repurchased 4,239,134 shares of our common stock as of June 30, 2010. The current share repurchase authorization will expire on November 15, 2010, unless extended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

Date: July 26, 2010

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