Form 10-Q
period 2010-09-30
BankFinancial CORP
filed 2010-11-01
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. 21,059,966 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 28, 2010.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - (Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from other financial institutions	$12,855	$20,355
Interest-bearing deposits in other financial institutions	248,857	87,843

Cash and cash equivalents	261,712	108,198
Securities, at fair value	78,272	102,126
Loans held-for-sale	3,051	—
Loans receivable, net of allowance for loan losses:
September 30, 2010, $19,417; and December 31, 2009, $18,622	1,098,505	1,218,540
Real estate owned and real estate owned in process	11,158	4,084
Stock in Federal Home Loan Bank, at cost	15,598	15,598
Premises and equipment, net	32,934	34,614
Accrued interest receivable	5,199	6,111
Goodwill	22,566	22,566
Core deposit intangible	3,092	4,295
Bank owned life insurance	20,437	20,151
FDIC prepaid expense	5,315	6,777
Income tax receivable	515	11,729
Other assets	12,066	12,174

Total assets	$1,570,420	$1,566,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	1,260,694	1,233,395
Borrowings	29,275	50,784
Advance payments by borrowers taxes and insurance	10,393	8,052
Accrued interest payable and other liabilities	10,513	11,129

Total liabilities	1,310,875	1,303,360

Commitments and contingent liabilities

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; shares issued at September 30, 2010, 21,059,966 and December 31, 2009, 21,416,377	211	214
Additional paid-in capital	193,592	195,177
Retained earnings	78,224	81,531
Unearned Employee Stock Ownership Plan shares	(14,437)	(15,169)
Accumulated other comprehensive income	1,955	1,850

Total stockholders’ equity	259,545	263,603

Total liabilities and stockholders’ equity	$1,570,420	$1,566,963

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$14,920	$17,334	$46,396	$52,345
Securities	809	1,139	2,727	3,719
Other	163	37	365	65

Total interest income	15,892	18,510	49,488	56,129
Interest expense:
Deposits	2,959	4,362	10,022	14,429
Borrowings	179	476	722	1,645

Total interest expense	3,138	4,838	10,744	16,074

Net interest income	12,754	13,672	38,744	40,055
Provision for loan losses	419	427	3,935	4,618

Net interest income after provision for loan losses	12,335	13,245	34,809	35,437

Noninterest income:
Deposit service charges and fees	776	904	2,341	2,494
Other fee income	482	442	1,416	1,366
Insurance commissions and annuities income	234	193	548	481
Gain on sale of loans, net	202	88	317	524
Gain on sale of securities	—	—	31	—
Loss on disposition of premises and equipment	(2)	(1)	(19)	(5)
Loan servicing fees	143	155	467	491
Amortization and impairment of servicing assets	(90)	(182)	(411)	(429)
Earnings (loss) on bank owned life insurance	115	12	286	(80)
Other	98	49	249	262

Total noninterest income	1,958	1,660	5,225	5,104

Noninterest expense:
Compensation and benefits	6,583	6,948	20,346	21,761
Office occupancy and equipment	1,723	1,567	5,133	5,000
Advertising and public relations	321	239	840	922
Information technology	893	848	2,775	2,722
Supplies, telephone, and postage	391	483	1,158	1,366
Amortization of intangibles	399	422	1,203	1,273
Loss on impairment of securities	—	401	—	401
Nonperforming asset management	821	127	1,444	300
Operations of real estate owned	554	149	1,188	485
FDIC insurance premiums	520	499	1,607	1,764
Other	985	898	2,544	2,676

Total noninterest expense	13,190	12,581	38,238	38,670

Income before income taxes	1,103	2,324	1,796	1,871
Income tax expense	366	973	631	1,013

Net income	$737	$1,351	$1,165	$858

Basic earnings per common share	$0.04	$0.07	$0.06	$0.04

Diluted earnings per common share	$0.04	$0.07	$0.06	$0.04

Weighted average common shares outstanding	19,529,392	19,648,747	19,694,416	19,689,973
Diluted weighted average common shares outstanding	19,586,934	19,648,747	19,753,778	19,689,973

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands, except share and per share data) - (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance at December 31, 2008	$217	$195,119	$88,279	$(16,148)	$(676)	$266,791
Comprehensive income:
Net loss	—	—	858	—	—	858	$858
Change in other comprehensive income, net of tax effects	—	—	—	—	2,926	2,926	2,926

Total comprehensive income							$3,784

Purchase and retirement of common stock (277,800 shares)	(3)	(2,488)	—	—	—	(2,491)
Nonvested stock awards-Stock-based compensation expense	—	2,018	—	—	—	2,018
Cash dividends declared on common stock ($0.21 per share)	—	—	(4,511)	—	—	(4,511)
ESOP shares earned	—	(29)	—	732	—	703

Balance at September 30, 2009	$214	$194,620	$84,626	$(15,416)	$2,250	$266,294

Balance at December 31, 2009	$214	$195,177	$81,531	$(15,169)	$1,850	$263,603
Comprehensive income:
Net income	—	—	1,165	—	—	1,165	$1,165
Change in other comprehensive income, net of tax effects	—	—	—	—	105	105	105

Total comprehensive income							$1,270

Purchase and retirement of common stock (356,411 shares)	(3)	(3,121)	—	—	—	(3,124)
Nonvested stock awards-Stock-based compensation expense	—	1,597	—	—	—	1,597
Cash dividends declared on common stock ($0.21 per share)	—	—	(4,472)	—	—	(4,472)
ESOP shares earned	—	(61)	—	732	—	671

Balance at September 30, 2010	$211	$193,592	$78,224	$(14,437)	$1,955	$259,545

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands) - (Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,165	$858
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,935	4,618
ESOP shares earned	671	703
Stock-based compensation expense	1,597	2,018
Depreciation and amortization	3,342	3,194
Amortization of premiums and discounts on securities and loans	(5)	(69)
Amortization of core deposit and other intangible assets	1,199	1,273
Amortization and impairment of servicing assets	411	429
Net change in net deferred loan origination costs	227	94
Net loss on sale of real estate owned	353	69
Net gain on sale of loans	(317)	(524)
Gain on sale of securities	(31)	—
Loss on impairment of securities	—	401
Net loss (gain) on disposition of premises and equipment	(19)	5
Loans originated for sale	(10,802)	(33,590)
Proceeds from sale of loans	8,068	33,174
Net change in:
Deferred income tax	(230)	(1,363)
Accrued interest receivable	912	750
Loss (earnings) on bank owned life insurance	(286)	80
Other assets	11,765	138
Accrued interest payable and other liabilities	(506)	745

Net cash from operating activities	21,449	13,003

Cash flows from investing activities:
Securities:
Proceeds from sales	31	—
Proceeds from maturities	689	1,727
Proceeds from principal repayments	23,343	18,363
Loans receivable:
Principal payments on loans receivable	576,538	662,715
Purchase of loans	(2,738)	(18,000)
Originated for investment	(468,920)	(615,597)
Proceeds from sale of real estate owned	3,268	313
Purchases of premises and equipment, net	(681)	(2,444)

Net cash from investing activities	131,530	47,077

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands) - (Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from financing activities:
Net change in deposits	27,299	141,983
Net change in borrowings	(21,509)	(125,702)
Net change in advance payments by borrowers for taxes and insurance	2,341	3,210
Repurchase and retirement of common stock	(3,124)	(2,491)
Cash dividends paid on common stock	(4,472)	(4,511)

Net cash from financing activities	535	12,489

Net change in cash and cash equivalents	153,514	72,569

Beginning cash and cash equivalents	108,198	29,329

Ending cash and cash equivalents	$261,712	$101,898

Supplemental disclosures of cash flow information:
Interest paid	$10,445	$14,623
Income taxes paid	800	1,500
Income taxes refunded	11,291	—
Loans transferred to real estate owned	5,218	1,272
Loans transferred to real estate owned in process	5,777	—

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 1 – Basis of Presentation

BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), is the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”). As used in this Quarterly Report on Form 10-Q, the words “Company,” “we” and “our” are intended to refer to the Company, the Bank, and the Bank’s subsidiaries, with respect to information presented for the nine-month period ended September 30, 2010 and other periods referenced herein.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the nine-month period ended September 30, 2010, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2010.

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

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not result in any changes to previously reported net income or stockholders’ equity.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income available to common shareholders	$737	$1,351	$1,165	$858

Average common shares outstanding	21,059,966	21,416,377	21,257,880	21,489,766
Less:
Unearned ESOP shares	(1,423,724)	(1,549,780)	(1,456,027)	(1,574,003)
Unvested restricted stock shares	(106,850)	(217,850)	(107,437)	(225,790)

Weighted average common shares outstanding	19,529,392	19,648,747	19,694,416	19,689,973

Basic earnings per common share	$0.04	$0.07	$0.06	$0.04

Weighted average common shares outstanding	19,529,392	19,648,747	19,694,416	19,689,973
Net effect of dilutive stock options and unvested restricted stock	57,542	—	59,362	—

Weighted average diluted common shares outstanding	19,586,934	19,648,747	19,753,778	19,689,973

Diluted earnings per common share	$0.04	$0.07	$0.06	$0.04

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	2,298,603	2,322,603	2,298,603	2,322,603
Weighted average exercise price of anti-dilutive stock options	$16.51	$16.51	$16.51	$16.51

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 3 – Securities

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
Municipal securities	$830	$45	$—	$875
Mortgage-backed securities - residential	26,705	1,428	—	28,133
Collateralized mortgage obligations	47,473	1,683	—	49,156
SBA-guaranteed loan participation certificates	106	2	—	108

	$75,114	$3,158	$—	$78,272

December 31, 2009
Municipal securities	$1,225	$78	$—	$1,303
Mortgage-backed securities - residential	33,008	1,049	—	34,057
Collateralized mortgage obligations	64,791	1,873	(13)	66,651
SBA-guaranteed loan participation certificates	114	1	—	115

	$99,138	$3,001	$(13)	$102,126

The mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored enterprises and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations that the U.S. government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at September 30, 2010 and December 31, 2009.

The fair values of securities at September 30, 2010 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Amortized Cost	Fair Value

Within one year	$155	$155
One to five years	675	720

	830	875

Mortgage-backed securities - residential	26,705	28,133
Collateralized mortgage obligations	47,473	49,156
SBA-guaranteed loan participation certificates	106	108

Total	$75,114	$78,272

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

The Company evaluates investment securities with significant declines in fair value on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under current accounting guidance, which generally provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the securities must assess whether the impairment is other-than-temporary.

At September 30, 2010, there were no securities with significant declines in fair value in the Company’s investment portfolio.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 4 – Loans Receivable (continued)

Loans receivable are as follows:

	September 30, 2010	December 31, 2009

One-to-four family residential real estate loans	$267,800	$289,623
Multi-family mortgage loans	306,509	329,227
Nonresidential real estate loans	293,197	316,607
Construction and land loans	17,583	32,577
Commercial loans	74,621	88,067
Commercial leases	154,254	176,821
Consumer loans	2,484	2,539

Total loans	1,116,448	1,235,461
Net deferred loan origination costs	1,474	1,701
Allowance for loan losses	(19,417)	(18,622)

Loans, net	$1,098,505	$1,218,540

Activity in the allowance for loan losses is as follows:

	Nine months ended September 30,
	2010	2009

Beginning balance	$18,622	$14,746
Provision for loan losses	3,935	4,618
Loans charged off	(3,785)	(2,492)
Recoveries	645	51

Ending balance	$19,417	$16,923

Individually impaired loans were as follows:

	September 30, 2010	December 31, 2009

Loans with allocated allowance for loan losses	$21,115	$22,583
Loans with no allocated allowance for loan losses	21,036	23,059

Total impaired loans	$42,151	$45,642

Amount of the allowance for loan losses allocated to impaired loans	$6,286	$5,060

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 4 – Loans Receivable (continued)

	Nine months ended September 30,
	2010	2009

Average of impaired loans during the period	$43,050	$39,239
Interest income recognized during impairment	435	203
Cash basis interest income recognized	435	203

Nonaccrual loans and loans past due 90 days still on accrual are as follows:

	September 30, 2010	December 31, 2009

Nonaccrual loans	$48,254	$49,489
90 days delinquent, still accruing	718	148

Reserve for uncollected loan interest	3,344	2,317

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

The Bank had $7.3 million of loans classified as troubled debt restructurings at September 30, 2010, and $397,000 of special reserves were allocated to those loans. The Company has no outstanding commitments to borrowers whose loans are classified as troubled debt restructurings.

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

A loan is impaired when full payment under the loan terms is not expected. Multifamily, nonresidential real estate, construction, land, and commercial loans and leases are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of the collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 5 – Deposits

Deposits are as follows:

	September 30, 2010	December 31, 2009

Noninterest-bearing demand deposits	$99,648	$108,308
Savings deposits	97,757	96,107
Money market accounts	357,557	322,126
Interest-bearing NOW accounts	296,537	303,219
Certificates of deposit	409,195	403,635

	$1,260,694	$1,233,395

Interest expense on deposit accounts is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Savings deposits	$99	$125	$344	$372
Money market accounts	774	976	2,726	3,454
Interest-bearing NOW accounts	328	466	1,238	1,689
Certificates of deposit	1,758	2,795	5,714	8,914

	$2,959	$4,362	$10,022	$14,429

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 6 – Fair Values of Financial Instruments (continued)

Impaired loans and real estate owned (“REO”) and REO in process properties are evaluated and valued at the time the loan is identified as impaired or placed into REO, at the lower of cost or fair value less costs to sell. Fair value is generally based on third party appraisals and internal estimates and is therefore considered a Level 2 valuation. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in noninterest expense as operations of REO.

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

		Fair Value Measurements Using
	Amortized Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010
Securities:
Municipal securities	$830	$875	$—	$875	$—
Mortgage-backed securities – residential	26,705	28,133	—	28,133	—
Collateralized mortgage obligations	47,473	49,156	—	49,156	—
SBA-guaranteed loan participation certificates	106	108	—	108	—

	$75,114	$78,272	$—	$78,272	$—

December 31, 2009
Securities:
Municipal securities	$1,225	$1,303	$—	$1,303	$—
Mortgage-backed securities – residential	33,008	34,057	—	34,057	—
Collateralized mortgage obligations	64,791	66,651	—	66,651	—
SBA-guaranteed loan participation certificates	114	115	—	115	—

	$99,138	$102,126	$—	$102,126	$—

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 6 – Fair Values of Financial Instruments (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010
Impaired loans	$14,829	$—	$14,829	$—
REO and REO in process	911	—	911	—
Mortgage servicing rights	443	—	443	—

December 31, 2009
Impaired loans	$17,523	$—	$17,523	$—
REO and REO in process	1,118	—	1,118	—
Mortgage servicing rights	377	—	377	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $21.1 million and a valuation allowance of $6.3 million at September 30, 2010, compared to a carrying amount of $22.6 million and a valuation allowance of $5.1 million at December 31, 2009, resulting in an increase in the provision for loan losses of $1.2 million for the nine months ended September 30, 2010.

REO and REO in process, which is carried at lower of cost or fair value less costs to sell, had a carrying value of $11.2 million at September 30, 2010, which included a write down of REO of $188,000 on REO properties for the nine months ended September 30, 2010, compared to a carrying value of $4.1 million at December 31, 2009.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a carrying value of $1.3 million at September 30, 2010, of which $959,000 related to fixed rate loans and $386,000 related to adjustable rate loans, including a valuation allowance of $34,000 for fixed rate loans. There was a recovery of $40,000 on mortgage servicing rights for the nine months ended September 30, 2010, compared to $37,000 provision for the same period in 2009.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 6 – Fair Values of Financial Instruments (continued)

The carrying amount and estimated fair value of financial instruments is as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$261,712	$261,712	$108,198	$108,198
Securities	78,272	78,272	102,126	102,126
Loans held-for-sale	3,051	3,051	—	—
Loans receivable, net	1,098,505	1,092,773	1,218,540	1,221,098
FHLBC stock	15,598	N/A	15,598	N/A
Accrued interest receivable	5,199	5,199	6,111	6,111
Mortgage servicing rights	1,345	1,556	1,706	1,862

Financial liabilities:
Non-interest-bearing demand deposits	$(99,648)	$(99,648)	$(108,308)	$(108,308)
Savings deposits	(97,757)	(97,757)	(96,107)	(96,107)
NOW and money market accounts	(654,094)	(654,094)	(625,345)	(625,345)
Certificates of deposit	(409,195)	(413,967)	(403,635)	(407,693)
Borrowings	(29,275)	(29,658)	(50,784)	(51,573)
Accrued interest payable	(236)	(236)	(535)	(535)

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

While the above estimates are based on management's judgment of the most appropriate factors, as of the balance sheet date, there is no assurance that the estimated fair values would have been realized if the assets had been disposed of or the liabilities settled at that date because fair values may differ depending on the various circumstances. The estimated fair values would also not apply to subsequent dates.

In addition, other assets and liabilities that are not financial instruments, such as premises and equipment, are not included in the above disclosures.

Note 7 – Other Comprehensive Income

Other comprehensive income components were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Unrealized holding gains on securities, net of tax	$91	$1,104	$124	$2,678
Net gain on sale of securities recognized, net of tax	—	—	(19)	—
Loss on impairment of securities, net of tax	—	248	—	248

Change in other comprehensive income, net of tax	$91	$1,352	$105	$2,926

Note 8 – Newly Issued But Not Yet Effective Accounting Standards

In January 2010, the FASB issued guidance requiring increased fair value disclosures. There are two components to the increased disclosure requirements set forth in the guidance. First, the dollar amount of transfers in or out of Levels 1 or 2 must be described and disclosed. Second, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity must present separately information about purchases, sales, issuances and settlements (that is, gross amounts must be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in or out of Levels 1 and 2 are required for interim and annual periods beginning after December 15, 2009. Increased disclosures regarding the Level 3 fair value reconciliation are required for fiscal years beginning after December 15, 2010.

In July 2010, the FASB issued an additional disclosure requirement regarding credit quality and the allowance for credit losses. The new disclosures will require significantly more information about credit quality in a financial institution’s portfolio. Although this statement addresses only disclosures and does not seek to change recognition or measurement, the disclosure represents a meaningful change in practice. The new disclosure requirement affects loans, trade accounts receivable, notes receivable, credit cards, leveraged leases, direct financing leases, and sales-type leases. It requires two levels of disaggregation for disclosure: portfolio segment and class of financing receivable, such as commercial, consumer or residential loans. It will be effective for interim and annual reporting periods ending after December 15, 2010.

In October 2010, the FASB issued a proposed Accounting Standards Update (ASU), “Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings (“TDR”) by Creditors” to assist creditors in determining whether a modification is a TDR. Currently, there is diversity in practice in identifying loan modifications that constitute TDRs, particularly when determining whether a concession has been granted. The clarifications are proposed to be effective for interim and annual periods ending after June 15, 2011, and would be applied retrospectively to restructurings occurring on or after the beginning of the earliest period presented.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data) - (Unaudited)

Note 9 – Pending Acquisition

On September 13, 2010, the Company entered into an Agreement and Plan of Merger (the “Agreement”) to acquire DG Bancorp, Inc. and its wholly-owned subsidiary, Downers Grove National Bank. Downers Grove National Bank is a privately held community bank with $240 million in assets and $226 million in deposits as of June 30, 2010. Under the terms of the Agreement, the Company will purchase DG Bancorp, Inc. for approximately $2.0 million in cash. The purchase price is subject to various dollar-for-dollar closing adjustments that could reduce the purchase price to $1.3 million or increase the purchase price to $5.2 million depending on DG Bancorp’s expense management and the performance and resolution of certain identified credit exposures. The transaction is subject to customary closing conditions, including the receipt of all necessary approvals from regulatory authorities, and is expected to close in the first quarter of 2011. The merger will be accounted for in accordance with the acquisition method.

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

Overview

The economic recovery appears to have paused during the quarter. The negative effects of continued high levels of unemployment and excess corporate liquidity offset some improvement in residential loan refinance activity, signs of improving multifamily and retail commercial real estate occupancies and a modest improvement in commercial line of credit utilization.

Loan repayments continued to outpace loan originations for residential loans and commercial leases. Multifamily loan balances increased slightly due to modestly improved loan originations. Commercial real estate loan balances declined principally due to planned exits from certain credit exposures, which were paid in full. We expect that demand for multifamily loans and commercial loans will continue to increase modestly in future quarters; the resumption of net growth in the commercial leasing portfolio is less certain over the near term given the rapid scheduled amortization within this portfolio.

We conducted evaluations of several residential, multifamily and commercial real estate loan portfolios that were offered for sale by other financial institutions during the quarter, but to date, none of these potential transactions satisfied our underwriting criteria. We expect to continue evaluating purchases of loan and commercial lease portfolios as opportunities arise to supplement loan originations and deploy our excess liquidity.

Deposit balances increased slightly despite progressively reduced deposit pricing throughout the quarter. We will continue to develop and enhance deposit relationships through our core deposit marketing program, but we expect that our deposit pricing will remain conservative due to our strong liquidity and the uncertainties that exist concerning future loan demand.

Non-accrual loans declined slightly due principally to pending transfers of loans to the REO category and resolutions of pending cases, which were partially offset by isolated increases in the multifamily, commercial real estate and commercial loan categories. Absent unanticipated events, we expect that non-accrual loans will remain at the levels recorded in recent quarters over the near term with some volatility, as resolutions of pending cases should continue to offset new instances of borrower defaults. Increased investor interest in acquiring multifamily and certain commercial real estate owned assets, coupled with improving trends in effective rents and occupancies on income-producing real estate collateral, may also help reduce both non-accrual loan balances and REO balances; however, with national and local economic conditions still remaining fragile, this trend is not yet necessarily assured.

Our net interest margin and net interest spread decreased during the quarter, due principally to a decrease in loan balances and an increase in the reserve for uncollected interest. Future trends in our net interest margin and net interest spread remain difficult to predict due to the vicissitudes of market interest rates, prospective loan and deposit originations and other factors.

Our non-interest income increased due to principally to increased net revenues from fixed-rate residential loan sales, insurance and annuity commissions and our investment in bank-owned life insurance. We expect non-interest income to show modest volatility during the remainder of 2010, and believe that customer behavior and the market’s response to new federal regulations affecting certain consumer account fees will dictate the relative changes in performance in this category.

Our non-interest expense remained well-contained but we expect to continue to incur elevated levels of transitory expenses related to non-performing assets and REO operations. The ongoing effects of functional reviews and a continued focus on productivity continued to contribute gradual improvements to our efficiency during the quarter.

Selected Financial Data

The following tables summarize the major components of the changes in our consolidated statements of financial condition at September 30, 2010 and December 31, 2009, and in our consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009.

	September 30, 2010	December 31, 2009	Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,570,420	$1,566,963	$3,457
Cash and cash equivalents	261,712	108,198	153,514
Securities	78,272	102,126	(23,854)
Loans receivable, net	1,098,505	1,218,540	(120,035)
Deposits	1,260,694	1,233,395	27,299
Borrowings	29,275	50,784	(21,509)
Stockholders’ equity	259,545	263,603	(4,058)

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)
Selected Operating Data:
Interest income	$15,892	$18,510	$(2,618)	$49,488	$56,129	$(6,641)
Interest expense	3,138	4,838	(1,700)	10,744	16,074	(5,330)

Net interest income	12,754	13,672	(918)	38,744	40,055	(1,311)
Provision for loan losses	419	427	(8)	3,935	4,618	(683)

Net interest income after provision for loan losses	12,335	13,245	(910)	34,809	35,437	(628)
Noninterest income	1,958	1,660	298	5,225	5,104	121
Noninterest expense	13,190	12,581	609	38,238	38,670	(432)

Income before income taxes	1,103	2,324	(1,221)	1,796	1,871	(75)
Income tax expense	366	973	(607)	631	1,013	(382)

Net income	$737	$1,351	$(614)	$1,165	$858	$307

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Performance Ratios:
Return on assets (ratio of net income to total average assets) (1)	0.19%	0.35%	0.10%	0.07%
Return on equity (ratio of net income to average equity) (1)	1.13	2.02	0.59	0.43
Net interest rate spread (1) (2)	3.25	3.43	3.34	3.35
Net interest margin (1) (3)	3.45	3.74	3.57	3.70
Average equity to average assets	16.50	17.06	16.81	17.07
Efficiency ratio (4)	89.65	82.06	86.97	85.63
Noninterest expense to total average assets (1)	3.35	3.21	3.26	3.29
Average interest-earning assets to average interest-bearing liabilities	122.26	123.70	122.31	123.32

Footnotes on next page

Selected Financial Ratios and Other Data (continued):

	At September 30, 2010	At December 31, 2009
Asset Quality Ratios:
Nonperforming assets to total assets	3.78%	3.42%
Nonaccrual loans to total loans	4.32	4.01
Allowance for loan losses to nonaccrual loans	40.24	37.63
Allowance for loan losses to total loans	1.74	1.51

Capital Ratios:
Equity to total assets at end of period	16.53	16.82
Tier 1 leverage ratio (Bank only)	12.70	12.44

Other Data:
Number of full service offices	18	18
Employees (full-time equivalent basis)	327	372

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by total average interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets increased $3.5 million, or 0.22%, to $1.570 billion at September 30, 2010, from $1.567 billion at December 31, 2009. Net loans receivable decreased $120.0 million, or 9.9%, to $1.099 billion at September 30, 2010, from $1.219 billion at December 31, 2009. Securities decreased $23.9 million, or 23.4%, to $78.3 million at September 30, 2010, from $102.1 million at December 31, 2009. Income tax receivables decreased $11.2 million to $515,000 at September 30, 2010, from $11.7 million at December 31, 2009. Cash and cash equivalents increased $153.5 million to $261.7 million at September 30, 2010, from $108.2 million at December 31, 2009.

Our loan portfolio consists primarily of investment and business loans (multifamily, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together make up 75.8% of gross loans. Multi-family real estate loans decreased by $22.7 million, or 6.9%, due in substantial part to a HUD refinancing that was completed by a related group of borrowers. Commercial loans decreased by $13.4 million, or 15.3%, due the combined impact of loan paydowns and reduced originations. Commercial leases decreased by $22.6 million, or 12.8%, as scheduled lease payments outpaced originations. Nonresidential real estate loans decreased $23.4 million, or 7.4%, primarily due to principal payments of $45.9 million, which were partially offset by $13.7 million in draws on existing credit commitments. Construction and land loans decreased $15.0 million, or 46.0%, primarily due to project sales and conversions to permanent amortizing loans. One-to-four family residential mortgage loans decreased $21.8 million, or 7.5%, primarily due to refinancings that were not replaced with new originations.

Our allowance for loan losses increased to $19.4 million at September 30, 2010, from $18.6 million at December 31, 2009. The increase reflects a $3.9 million provision for loan losses that we recorded for the nine months ended September 30, 2010. The $3.9 million provision for loan losses included a $1.2 million increase in the portion of the specific allowance for loan losses that we allocate to impaired loans, a $430,000 decrease in the general portion of the allowance for loan losses and $3.1 million in net charge-offs. Of the $3.1 million in net charge-offs, $2.5 million related to write-downs that we recorded upon the transfer of real estate collateral to REO, and $802,000 related to the sale of collateral.

Securities decreased by $23.9 million, or 23.4%, to $78.3 million at September 30, 2010, from $102.1 million at December 31, 2009, primarily due to principal repayments of $23.3 million.

We owned common stock of the FHLBC with a stated par value of $15.6 million at September 30, 2010 and December 31, 2009. The FHLBC has not declared any dividends on its common stock since the third quarter of 2007 due to the combined effect of its financial condition and a cease and desist order that prohibits it from declaring dividends without the prior approval of the Director of the Federal Housing Finance Agency. The cease and desist order imposes a similar prior approval requirement on the FHLBC’s repurchase or redemption of common stock from existing and withdrawn members, subject to certain exceptions that are not applicable to the shares of FHLBC common stock that we own. The FHLBC has stated in its public filings that it cannot predict when it will resume paying dividends or repurchasing or redeeming common shares that are subject to the restrictions imposed by the cease and desist order.

Real estate owned and real estate owned in process increased $7.1 million to $11.2 million at September 30, 2010, from $4.1 million at December 31, 2009. The increase was primarily due to successful credit bids that we made for real estate collateral that was sold at foreclosure sales. At September 30, 2010, there was $4.2 million in real estate pending transfer to REO once the sales are judicially confirmed.

Cash and cash equivalents increased $153.5 million, to $261.7 million at September 30, 2010, from $108.2 million at December 31, 2009.

Deposits increased $27.3 million, or 2.2%, to $1.261 billion at September 30, 2010, from $1.233 billion at December 31, 2009. The increase in deposits reflects increases in money market, savings and certificate of deposit account balances that were partially offset by decreases in interest-bearing NOW and non-interest bearing demand account balances. Money market accounts increased $35.4 million, or 11.0% to $357.6 million at September 30, 2010, from $322.1 million at December 31, 2009, and certificates of deposit increased $5.6 million, or 1.38%, to $409.2 million at September 30, 2010 from $403.6 million. Interest-bearing NOW accounts decreased $6.7 million, or 2.2%, to $296.5 million at September 30, 2010 and non-interest bearing demand accounts decreased $8.7 million, or 8.0%, to $99.6 million at September 30, 2010. Total core deposits (savings, money market, noninterest-bearing demand and interest-bearing NOW accounts) increased slightly as a percentage of total deposits, representing 67.5% of total deposits at September 30, 2010, compared to 67.3% of total deposits at December 31, 2009. Borrowings decreased $21.5 million, or 42.4%, to $29.3 million at September 30, 2010, from $50.8 million at December 31, 2009, due to our reductions of outstanding FHLBC advances.

Total stockholders’ equity was $259.6 million at September 30, 2010, compared to $263.6 million at December 31, 2009. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 356,411 shares of our common stock during this nine-month period at a total cost of $3.1 million, and our declaration and payment of cash dividends totaling $4.5 million. These items were partially offset by net income of $1.2 million, a $2.3 million increase in total stockholders’ equity that resulted from the vesting of stock-based compensation and ESOP shares earned, and a $105,000 increase in accumulated other comprehensive income. The unallocated shares of common stock that our ESOP owns were reflected as a $14.4 million reduction to stockholders’ equity at September 30, 2010, compared to a $15.2 million reduction to stockholders’ equity at December 31, 2009.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

Net Income. We had net income of $737,000 for the three months ended September 30, 2010, compared to net income of $1.4 million for the three months ended September 30, 2009. Our income per share of common stock for the three months ended September 30, 2010 was $0.04 per basic and fully diluted share, respectively, compared to $0.07 per basic and fully diluted share, respectively, for the three-month period ended September 30, 2009.

Net Interest Income. Net interest income decreased by $918,000, or 6.7%, to $12.8 million for the three months ended September 30, 2010, from $13.7 million for the three months ended September 30, 2009. Our net interest rate spread decreased by 18 basis points to 3.25% for the three months ended September 30, 2010, from 3.43% for the same period in 2009. Our net interest margin decreased by 29 points to 3.45% for the three months ended September 30, 2010, from 3.74% for the same period in 2009.

Interest income decreased $2.6 million, or 14.1%, to $15.9 million for the three months ended September 30, 2010, from $18.5 million for the three months ended September 30, 2009. The decrease in interest income reflected the impact of a 77 basis point decrease in the average yield on interest earning assets to 4.29% for the three months ended September 30, 2010, from 5.06% for the same period in 2009. This decrease was partially offset by a $16.2 million increase in total average interest-earning assets to $1.468 billion for the three months ended September 30, 2010, from $1.452 billion for the same period in 2009, and a $1.7 million decrease in interest expense.

Interest income from loans, the most significant portion of interest income, decreased $2.4 million, or 13.9%, to $14.9 million for the three months ended September 30, 2010, from $17.3 million for the same period in 2009. The decrease reflected the impact of a 13 basis point decrease in the average yield on loans to 5.30% for the three months ended September 30, 2010, from 5.43% for the same period in 2009. Interest income on loans and the average yield on loans were each impacted by a net increase of $383,000 in the reserve for uncollected interest relating to loans that were placed on nonaccrual status during the three months ended September 30, 2010, and a $150.8 million, or 11.9%, decrease in average loans receivable to $1.117 billion for the three months ended September 30, 2010, from $1.267 billion for the same period in 2009.

Interest income from securities decreased by $330,000, or 29.0%, to $809,000 for the three months ended September 30, 2010, from $1.1 million for the same period in 2009. The decrease in interest income from securities was primarily due to the impact of a decrease of $30.0 million, or 27.6%, in the average outstanding balance of securities to $78.8 million for the three months ended September 30, 2010, from $108.8 million for the same period in 2009, and a seven basis point decrease in the average yield on securities to 4.08% for the three months ended September 30, 2010, from 4.15% for the same period in 2009.

The FHLBC did not pay dividends on its common stock in 2010 or 2009.

Interest expense decreased $1.7 million, or 35.1%, to $3.1 million for the three months ended September 30, 2010, from $4.8 million for the three months ended September 30, 2009. The decrease in interest expense reflected a 59 basis point decrease in the cost of our average interest-bearing liabilities to 1.04% for the three months ended September 30, 2010, from 1.63% for the same period in 2009. The decrease in the cost of our average interest-bearing liabilities was partially offset by an increase of $27.1 million, or 2.3%, in average interest-bearing liabilities, to $1.201 billion for the three months ended September 30, 2010, from $1.174 billion for the same period in 2009.

Interest expense on deposits decreased $1.4 million, or 32.2%, to $3.0 million for the three months ended September 30, 2010, from $4.4 million for the three months ended September 30, 2009. The decrease in interest expense on deposits reflected a 58 basis point decrease in the average rate paid on interest-bearing deposits to 1.00% for the three months ended September 30, 2010, from 1.58% for same period in 2009. The decrease in the average rate paid on interest-bearing deposits was partially offset by a $72.7 million, or 6.6%, increase in average interest-bearing deposits to $1.170 billion for the three months ended September 30, 2010, from $1.097 billion for the same period in 2009.

The average cost of money market accounts decreased 53 basis points to 0.85%, from 1.38%, and the average cost of NOW accounts decreased 21 basis points to 0.44%, from 0.65%. The average cost of certificates of deposit decreased 87 basis points to 1.69% from 2.56%. The average balances of money market accounts increased $81.0 million, or 28.9%, and the average balance of NOW accounts increased $10.6 million, or 3.7%, to $296.7 million for the three months ended September 30, 2010. These increases were partially offset by a decrease in the average balances of certificates of deposit of $19.2 million, or 4.4%, for the three months ended September 30, 2010.

Interest expense on borrowings decreased $297,000, or 62.4%, to $179,000 for the three months ended September 30, 2010, from $476,000 for the same period in 2009. The decrease was due to a decrease in our average borrowings to $31.0 million for the three months ended September 30, 2010, from $76.7 million for the same period in 2009, combined with a decrease of 17 basis point increase in interest rates paid on borrowings to 2.29% for the three months ended September 30, 2010, from 2.46% for the same period in 2009.

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

	For the three months ended September 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)

Interest-earning Assets:
Loans	$1,116,574	$14,920	5.30%	$1,267,332	$17,334	5.43%
Securities	78,751	809	4.08	108,759	1,139	4.15
Stock in FHLB	15,598	—	—	15,598	—	—
Other	257,519	163	0.25	60,549	37	0.24

Total interest-earning assets	1,468,442	15,892	4.29	1,452,238	18,510	5.06

Noninterest-earning assets	107,744			114,073

Total assets	$1,576,186			$1,566,311

Interest-bearing Liabilities:
Savings deposits	$98,339	99	0.40	$98,007	125	0.51
Money market accounts	361,528	774	0.85	280,534	976	1.38
Interest-bearing NOW accounts	296,661	328	0.44	286,040	466	0.65
Certificates of deposit	413,494	1,758	1.69	432,704	2,795	2.56

Total deposits	1,170,022	2,959	1.00	1,097,285	4,362	1.58
Borrowings	31,023	179	2.29	76,685	476	2.46

Total interest-bearing liabilities	1,201,045	3,138	1.04	1,173,970	4,838	1.63

Noninterest-bearing deposits	99,345			104,931
Noninterest-bearing liabilities	15,723			20,244

Total liabilities	1,316,113			1,299,145
Equity	260,073			267,166

Total liabilities and equity	$1,576,186			$1,566,311

Net interest income		$12,754			$13,672

Net interest rate spread (2)			3.25%			3.43%
Net interest-earning assets (3)	$267,397			$278,268

Net interest margin (4)			3.45%			3.74%

Ratio of interest-earning assets to interest-bearing liabilities	122.26%			123.70%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $419,000 for the three months ended September 30, 2010, compared to a provision for loan losses of $427,000 for the three months ended September 30, 2009. The provision for loan losses reflects the combined impact of a net recovery of $29,000, a $284,000 increase in the specific portion of the allowance for loan losses that we allocate to impaired loans and a $164,000 increase to the general portion of the allowance for loan and lease losses. The net recovery of $29,000 related to a $596,000 recovery on a healthcare-related real estate loan, which was partially offset by $420,000 in write-downs related to the transfer of real estate collateral to REO.

Nonperforming assets are as follows:

	September 30, 2010	June 30 2010,	$ Change
	(Dollars in thousands)
Nonaccrual loans	$48,254	$48,163	$91
Real estate owned	6,984	7,509	(525)
Real estate owned in process	4,174	1,420	2,754

Nonperforming assets	$59,412	$57,092	$2,320

Our allowance for loan losses totaled $19.4 million, or 1.74% of total loans, at September 30, 2010, compared to $19.0 million, or 1.66% of total loans, at June 30, 2010. We used the same general methodology to evaluate the allowance for loan losses at both dates. Our allowance for loan losses represented 40.2% of nonperforming loans at September 30, 2010, and 39.4% of nonperforming loans at June 30, 2010. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

The following table summarizes noninterest income for the three-month periods ended September 30, 2010 and 2009.

	Three months ended September 30,
	2010	2009	Change
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$776	$904	$(128)
Other fee income	482	442	40
Insurance commissions and annuities income	234	193	41
Gain on sale of loans, net	202	88	114
Loss on disposition of premises and equipment	(2)	(1)	(1)
Loan servicing fees	143	155	(12)
Amortization and impairment of servicing assets	(90)	(182)	92
Earnings on bank owned life insurance	115	12	103
Other	98	49	49

Total noninterest income	$1,958	$1,660	$298

Noninterest Income. Our noninterest income was $2.0 million for the three months ended September 30, 2010 compared to $1.7 million for the three months ended September 30, 2009, an increase of $298,000, or 18.0%. Deposit service charges and fees totaled $776,000 for the three months ended September 30, 2010, compared to $904,000 for the same period in 2009. Gains on sales of loans increased to $202,000 for the three months ended September 30, 2010, from $88,000 for the same period in 2009. Earnings on bank-owned life insurance were $115,000 for the three months ended September 30, 2010, compared to $12,000 for the same period in 2009.

The following table summarizes noninterest expense for the three-month periods ended September 30, 2010 and 2009.

	Three months ended September 30,
	2010	2009	Change
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$6,583	$6,948	$(365)
Office occupancy and equipment	1,723	1,567	156
Advertising and public relations	321	239	82
Information technology	893	848	45
Supplies, telephone and postage	391	483	(92)
Amortization of intangibles	399	422	(23)
Loss on impairment of securities	—	401	(401)
Nonperforming asset management	821	127	694
Operations of real estate owned	554	149	405
FDIC insurance premiums	520	499	21
Other	985	898	87

Total noninterest expense	$13,190	$12,581	$609

Noninterest Expense. Our noninterest expense was $13.2 million for the three months ended September 30, 2010, compared to $12.6 million for the three months ended September 30, 2009, an increase of $609,000. The increase was primarily due to increases in expenses relating to nonperforming assets and real estate owned. Net expenses for nonperforming assets totaled $821,000 for the three months ended September 30, 2010, compared to $127,000 for the same period in 2009. Net expenses for nonperforming assets for the three months ended September 30, 2010 included legal expenses of $292,000, receiver fees of $108,000, and real estate taxes and insurance of $407,000. Net expenses for operations of real estate owned totaled $554,000 for the three months ended September 30, 2010, compared to $149,000 for the same period in 2009. Net expenses for operations of real estate owned included $206,000 in net losses upon disposition, compared to $16,000 for the same period in 2009. Compensation and benefits expense decreased to $6.6 million for the three months ended September 30, 2010, from $6.9 million for the same period in 2009, primarily due to a reduction in the number of our full time equivalent employees to 327 at September 30, 2010, from 374 at September 30, 2009. Office occupancy and equipment expense increased $156,000 to $1.7 million, from $1.6 million for the same period in 2009, primarily due to scheduled parking lot maintenance of $55,000 and a $50,000 increase in utility expenses. Noninterest expense for the three months ended September 30, 2009 included a $401,000 loss on impairment of securities, and no such loss was recorded for the for the same period in 2010.

Income Tax Expense. We recorded an income tax expense of $366,000 for the three months ended September 30, 2010, compared to income tax expense of $973,000 for the same period in 2009. The effective tax rate for the three months ended September 30, 2010 was 33.2%, compared to 41.9% for the same period in 2009.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

Net Income. We had net income of $1.2 million for the nine months ended September 30, 2010, compared to net income of $858,000 for the nine months ended September 30, 2009. Our earnings per share of common stock for the nine months ended September 30, 2010 were $0.06 per basic and fully diluted share, respectively, compared to $0.04 per basic and fully diluted share, respectively, for the nine-month period ending September 30, 2009.

Net Interest Income. Net interest income decreased $1.3 million, or 3.3%, to $38.7 million for the nine months ended September 30, 2010, compared to $40.1 million for the same period 2009. Our net interest rate spread decreased by one basis point to 3.34% for the nine months ended September 30, 2010, from 3.35% for the same period in 2009. Our net interest margin decreased by 13 basis points to 3.57% for the nine months ended September 30, 2010, from 3.70% for the same period in 2009.

Interest income decreased $6.6 million, or 11.8%, to $49.5 million for the nine months ended September 30, 2010, from $56.1 million for the nine months ended September 30, 2009. The decrease in interest income reflected the impact of a 63 basis point decrease in the average yield on interest earning assets to 4.55% for the nine months ended September 30, 2010, from 5.18% for the same period in 2009. This decrease was partially offset by a $3.7 million increase in total average interest-earning assets to $1.453 billion for the nine months ended September 30, 2010, from $1.449 billion for the same period in 2009, and a $5.3 million decrease in interest expense.

Interest income from loans, the most significant portion of interest income, decreased $5.9 million, or 11.4%, to $46.4 million for the nine months ended September 30, 2010, from $52.3 million for the same period in 2009. The decrease reflected the impact of a ten basis point decrease in the average yield on loans to 5.37% for the nine months ended September 30, 2010, from 5.47% for the same period in 2009. Interest income on loans and the average yield on loans were each impacted by a net increase of $1.0 million in the reserve for uncollected interest relating to loans that were placed on nonaccrual status during the nine months ended September 30, 2010, and a $125.1 million, or 9.8%, decrease in average loans receivable to $1.155 billion for the nine months ended September 30, 2010, from $1.280 billion for the same period in 2009.

Interest income from securities decreased by $992,000, or 26.7%, to $2.7 million for the nine months ended September 30, 2010, from $3.7 million for the same period in 2009. The decrease in interest income from securities was primarily due to the impact of a decrease of $28.1 million, or 24.2%, in the average outstanding balance of securities to $87.8 million for the nine months ended September 30, 2010, from $115.8 million for the same period in 2009, and a 14 basis point decrease in the average yield on securities to 4.15% for the nine months ended September 30, 2010, from 4.29% for the same period in 2009.

The FHLBC did not pay dividends on its common stock in 2010 or 2009.

Interest expense decreased $5.3 million, or 33.2%, to $10.7 million for the nine months ended September 30, 2010, from $16.1 million for the nine months ended September 30, 2009. The decrease in interest expense reflected a 62 basis point decrease in the cost of our average interest-bearing liabilities to 1.21% for the nine months ended September 30, 2010, from 1.83% for the same period in 2009. The decrease in the cost of our average interest-bearing liabilities was partially offset by an increase of $12.7 million, or 1.1%, in average interest-bearing liabilities, to $1.188 billion for the nine months ended September 30, 2010, from $1.175 billion for the same period in 2009.

Interest expense on deposits decreased $4.4 million, or 30.5%, to $10.0 million for the nine months ended September 30, 2010, from $14.4 million for the nine months ended September 30, 2009. The decrease in interest expense on deposits reflected a 65 basis point decrease in the average rate paid on interest-bearing deposits to 1.17% for the nine months ended September 30, 2010, from 1.82% for same period in 2009. The decrease in the average rate paid on interest-bearing deposits was partially offset by a $84.7 million, or 8.0%, increase in average interest-bearing deposits to $1.147 billion for the nine months ended September 30, 2010, from $1.062 billion for the same period in 2009.

The average cost of deposits decreased in every category: money market accounts decreased 74 basis points to 1.05%, from 1.79%, and the average cost of NOW accounts decreased 24 basis points to 0.56%, from 0.80%, and the average cost of certificates of deposit decreased 93 basis points to 1.87% from 2.80%. The average balances of money market accounts increased $89.2 million, or 34.7%, and the average balance of NOW accounts increased $13.1 million, or 4.7%, to $293.9 million for the nine months ended September 30, 2010. These increases were partially offset by a decrease in the average balances of certificates of deposit of $18.2 million, or 4.3%, for the nine months ended September 30, 2010.

Interest expense on borrowings decreased $923,000, or 56.1%, to $722,000 for the nine months ended September 30, 2010, from $1.6 million for the same period in 2009. The decrease was primarily due to a decrease in our average borrowings to $41.3 million for the nine months ended September 30, 2010, from $113.3 million for the same period in 2009. The decrease in average borrowings was partially offset by a 40 basis point increase in interest rates paid on borrowings to 2.34% for the nine months ended September 30, 2010, from 1.94% for the same period in 2009.

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

	For the nine months ended September 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)

Interest-earning Assets:
Loans	$1,154,664	$46,396	5.37%	$1,279,796	$52,345	5.47%
Securities	87,782	2,727	4.15	115,848	3,719	4.29
Stock in FHLB	15,598	—	—	15,598	—	—
Other	194,907	365	0.25	37,994	65	0.23

Total interest-earning assets	1,452,951	49,488	4.55	1,449,236	56,129	5.18

Noninterest-earning assets	110,346			115,926

Total assets	$1,563,297			$1,565,162

Interest-bearing Liabilities:
Savings deposits	$98,312	344	0.47	$97,633	372	0.51
Money market accounts	346,482	2,726	1.05	257,313	3,454	1.79
Interest-bearing NOW accounts	293,890	1,238	0.56	280,773	1,689	0.80
Certificates of deposit	407,932	5,714	1.87	426,176	8,914	2.80

Total deposits	1,146,616	10,022	1.17	1,061,895	14,429	1.82
Borrowings	41,323	722	2.34	113,305	1,645	1.94

Total interest-bearing liabilities	1,187,939	10,744	1.21	1,175,200	16,074	1.83

Noninterest-bearing deposits	101,385			104,609
Noninterest-bearing liabilities	11,224			18,168

Total liabilities	1,300,548			1,297,977
Equity	262,749			267,185

Total liabilities and equity	$1,563,297			$1,565,162

Net interest income		$38,744			$40,055

Net interest rate spread (2)			3.34%			3.35%
Net interest-earning assets (3)	$265,012			$274,036

Net interest margin (4)			3.57%			3.70%

Ratio of interest-earning assets to interest-bearing liabilities	122.31%			123.32%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.

Provision for Loan Losses.

We recorded a provision for loan losses of $3.9 million for the nine months ended September 30, 2010, compared to a $4.6 million for the nine months ended September 30, 2009. The provision for loan losses reflects the combined impact of $3.1 million in net charge-offs, an increase of $1.2 million in the specific portion of the allowance for loan losses that we allocate to impaired loans and a $431,000 decrease to the general portion of the allowance for loan and lease losses. Of the $3.1 million in net charge-offs, $2.7 million related to write-downs incurred at the transfer of real estate collateral to REO, and $802,000 related to loan balances not fully repaid from the final disposition of collateral. Net charge-offs also reflected a recovery of $596,000 on a healthcare-related real estate loan.

Nonperforming assets are as follows:

	September 30, 2010	December 31, 2009	$ Change
	(Dollars in thousands)
Nonaccrual loans	$48,254	$49,489	$(1,235)
Real estate owned	6,984	4,084	2,900
Real estate owned in process	4,174	—	4,174

Nonperforming assets	$59,412	$53,573	$5,839

Our allowance for loan losses totaled $19.4 million, or 1.74% of total loans, at September 30, 2010, compared to $18.6 million, or 1.51% of total loans, at December 31, 2009. We used the same general methodology to evaluate the allowance for loan losses at both dates. Our allowance for loan losses represented 40.2% of nonperforming loans at September 30, 2010, and 37.6% of nonperforming loans at December 31, 2009. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

The following table summarizes noninterest income for the nine-month periods ended September 30, 2010 and 2009.

	Nine months ended September 30,
	2010	2009	Change
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$2,341	$2,494	$(153)
Other fee income	1,416	1,366	50
Insurance commissions and annuities income	548	481	67
Gain on sale of loans, net	317	524	(207)
Gain on sale of securities	31	—	31
Loss on disposition of premises and equipment, net	(19)	(5)	(14)
Loan servicing fees	467	491	(24)
Amortization and impairment of servicing assets	(411)	(429)	18
Earnings (loss) on bank owned life insurance	286	(80)	366
Other	249	262	(13)

Total noninterest income	$5,225	$5,104	$121

Noninterest Income. Our noninterest income increased $121,000 to $5.2 million for the nine months ended September 30, 2010 compared to $5.1 million for 2009. Deposit service charges and fees decreased $153,000, or 6.1%, to $2.3 million, from $2.5 million for the same period in 2009. Gains on sales of loans decreased to $207,000 for the nine months ended September 30, 2010, from $524,000 for the same period in 2009. Mortgage servicing rights amortization expense increased to $451,000 for the nine months ended September 30, 2010, from $392,000 for the same period in 2009, due in substantial part to the Illinois Housing Development Authority’s consolidation of the servicing of its loans with a single institution. We also recorded a recovery of $40,000 from our mortgage servicing rights reserve for the nine months ended September 30, 2010, compared to a reserve of $37,000 in the same period in 2009. Earnings on bank-owned life insurance were $286,000 for the nine months ended September 30, 2010, compared to a loss of $80,000 for the same period in 2009.

The following table summarizes noninterest expense for the nine-month periods ended September 30, 2010 and 2009.

	Nine months ended September 30,
	2010	2009	Change
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$20,346	$21,761	$(1,415)
Office occupancy and equipment	5,133	5,000	133
Advertising and public relations	840	922	(82)
Information technology	2,775	2,722	53
Supplies, telephone and postage	1,158	1,366	(208)
Amortization of intangibles	1,203	1,273	(70)
Loss on impairment of securities	—	401	(401)
Nonperforming asset management	1,444	300	1,144
Operations of real estate owned	1,188	485	703
FDIC insurance premiums	1,607	1,764	(157)
Other	2,544	2,676	(132)

Total noninterest expense	$38,238	$38,670	$(432)

Noninterest Expense. Our noninterest expense was $38.2 million for the nine months ended September 30, 2010, compared to $38.7 million for the nine months ended September 30, 2009, a decrease of $432,000. The decrease was primarily due to a decrease in compensation and benefits expense of $1.4 million, or 6.5%, to $20.3 million for the nine months ended September 30, 2010, from $21.8 million for the same period in 2009, primarily due a reduction on the number of our full time equivalent employees to 327 at September 30, 2010, from 374 at September 30, 2009. This decrease was partially offset by an increase in expenses relating to nonperforming assets and real estate owned. Net expenses for nonperforming assets totaled $1.4 million for the nine months ended September 30, 2010, compared to $300,000 for the same period in 2009. Net expenses for nonperforming assets for the nine months ended September 30, 2010 included legal expenses of $640,000, receiver fees of $303,000, and real estate taxes and insurance of $407,000. Net expenses for operations of real estate owned totaled $1.2 million for the nine months ended September 30, 2010, compared to $485,000 for the same period in 2009. Net expenses for operations of real estate owned included $188,000 in write-downs or losses on REO, compared to $283,000 in 2009. Noninterest expense for the nine months ended September 30, 2009 included a $401,000 loss on impairment of securities, and no such loss was recorded for the for the same period in 2010. Federal Deposit Insurance Corporation deposit insurance premium expense decreased $157,000 to $1.6 million during the nine months ended September 30, 2010, from $1.8 million during the same period of 2009. The FDIC materially increased the general insurance assessment rate in 2009, which resulted in the full utilization of our available premium credits and, in addition, the FDIC imposed a special premium on all depository institutions based on assets as of September 30, 2009.

Income Tax Expense. We recorded income tax expense of $631,000 for the nine months ended September 30, 2010, compared to $1.0 million in income tax expense for the same period in 2009. Our effective tax rate for the nine-months ended September 30, 2010 was 35.1% and 54.14% for the same period in 2009.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the FHLBC, which provides an additional source of short-term and long-term funding. Outstanding borrowings from the FHLBC were $23.3 million at September 30, 2010, at a weighted average interest rate of 2.81%. A total of $19.8 million of these borrowings will mature in less than one year. Outstanding FHLBC borrowings were $43.6 million at December 31, 2009.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $17.2 million in cash and cash equivalents as of September 30, 2010 and cash dividends from our subsidiary, the Bank.

As of September 30, 2010, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2010, we had no other material commitments for capital expenditures.

Capital Resources. Stockholders’ equity was $259.6 million at September 30, 2010, compared to $263.6 million at December 31, 2009. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 356,411 shares of our common stock during this nine-month period at a total cost of $3.1 million, and our declaration and payment of cash dividends totaling $4.5 million. These items were partially offset by net income of $1.2 million, a $2.3 million increase in total stockholders’ equity that resulted from the vesting of stock-based compensation and ESOP shares earned, and a $105,000 increase in accumulated other comprehensive income.

Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The repurchase authorization will expire on November 15, 2010, unless extended by the Board of Directors. As of September 30, 2010, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that have been authorized for repurchase. For additional information, see “Part II. Item 2(c). Unregistered Sales of Equity Securities and Use of Proceeds—Repurchases of Equity Securities.”

At September 30, 2010, the regulatory capital ratios and minimum required regulatory ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions

September 30, 2010
Total capital (to risk-weighted assets)	18.56%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	17.39	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.70	4.00	5.00

December 31, 2009
Total capital (to risk-weighted assets)	16.40%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	15.31	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.44	4.00	5.00

As of September 30, 2010 and December 31, 2009, the Office of Thrift Supervision categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s category.

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

Our net interest income analysis utilizes the data derived from the dynamic GAP analysis, described below, and applies several additional elements, including actual interest rate indices and margins, contractual limitations such as interest rate floors and caps and the U.S. Treasury yield curve as of the balance sheet date. In addition, we apply consistent parallel yield curve shifts (in both directions) to determine possible changes in net interest income if the theoretical yield curve shifts occurred instantaneously. Net interest income analysis also adjusts the dynamic GAP repricing analysis based on changes in prepayment rates resulting from the parallel yield curve shifts.

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

Quantitative Analysis. The following table sets forth, as of September 30, 2010, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points)	Estimated Increase in NPV		Increase in Estimated Net Interest Income
	Amount	Percent	Amount	Percent
	(Dollars in thousands)		(Dollars in thousands)
+400	$28,273	12.50%	$520	1.03%
+300	21,424	9.47	452	0.90
+200	14,580	6.45	149	0.30
+100	7,263	3.21	36	0.07
0	—	—	—	—

The Company has opted not to include an estimate for a decrease in rates at September 30, 2010 because the results are not relevant given the current targeted Fed Funds Rate set by the Federal Open Market Committee. The table set forth above indicates that at September 30, 2010, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 6.45% increase in NPV and a $149,000 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. In accordance with this authorization, we had repurchased 4,239,134 shares of our common stock as of September 30, 2010. There were no share repurchases conducted in the third quarter of 2010. The current share repurchase authorization will expire on November 15, 2010, unless extended.

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

Date: November 1, 2010

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