Form 10-K
period 2010-12-31
BankFinancial CORP
filed 2011-03-09
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2010, determined using a per share closing price on that date of $8.31, as quoted on The Nasdaq Stock Market, was $165.6 million.

At March 7, 2011, there were 21,072,966 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K contains, and other periodic and current reports and press releases of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for the purpose of invoking these safe harbor provisions. Forward-looking statements are based on certain assumptions or describe our future plans, strategies and expectations, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, and actual results or effects may differ from those predicted. Factors that could have a material adverse effect on operations and could affect management’s outlook or our future prospects include, but are not limited to: higher than expected overhead, infrastructure and compliance costs, changes in market interest rates, changes in the yield curve, balance sheet shrinkage or less than anticipated balance sheet growth, lack of demand for loan products, illiquidity and changes in financial markets, including the market for mortgage backed securities and other debt obligations, declining demand for real estate and real estate valuations, increasing unemployment levels, deposit flows, pricing, underwriting and other forms of competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, adverse economic conditions that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans, the quality or composition of our loan or investment portfolios, demand for financial services and multi-family, commercial and residential real estate loans in our market areas, the possible dilutive effect of potential acquisitions or de novo branches, if any, changes in accounting principles, policies and guidelines, increased costs of federal deposit insurance, our failure to integrate an acquired institution successfully or achieve expected synergies and cost savings, and future adverse developments concerning the Federal Home Loan Bank of Chicago. These risks and uncertainties, as well as the Risk Factors set forth in Item 1A below, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

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

BankFinancial, F.S.B.

The Bank is a full-service, community-oriented federal savings bank principally engaged in the business of commercial, family and personal banking, and offers our customers a broad range of loan, deposit, and other financial products and services through 18 full-service banking offices and three Express Branch facilities located in Cook, DuPage, Lake and Will Counties, Illinois, and through our Internet Branch, www.bankfinancial.com.

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

Lending Activities

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which represented 75.9% of our total loan portfolio at December 31, 2010. At December 31, 2010, $296.9 million, or 27.7%, of our total loan portfolio consisted of multi-family mortgage loans; $282.0 million, or 26.3%, of our total loan portfolio consisted of nonresidential real estate loans; $64.7 million, or 6.0%, of our total loan portfolio consisted of commercial loans; $151.1 million, or 14.1%, of our total loan portfolio consisted of commercial leases; and $18.4 million, or 1.7%, of our total loan portfolio consisted of construction and land loans. $256.3 million, or 23.9%, of our total loan portfolio consisted of one-to-four family residential mortgage loans (of which $76.0 million, or 7.1%, were loans to investors in non-owner-occupied single-family homes), including home equity loans and lines of credit.

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

At December 31, 2010, our deposits totaled $1.235 billion. Interest-bearing deposits totaled $1.123 billion and noninterest-bearing demand deposits totaled $112.5 million, which included $6.0 million in internal checking accounts such as bank cashier checks and money orders. Savings, money market and NOW account deposits totaled $742.8 million, and certificates of deposit totaled $380.1 million, of which $271.2 million had maturities of one year or less.

Related Products and Services

The Bank’s Wealth Management Group provides investment, financial planning and other wealth management services to our customers through arrangements with a third-party broker-dealer. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc. (“Financial Assurance”), sells life insurance, fixed annuities, property and casualty insurance and other insurance products on an agency basis. Financial Assurance was engaged in the sale of title insurance on an agency basis until March 15, 2008. On that date, Financial Assurance completed the sale of its title insurance agency business to a newly formed, third-party title insurance agency. The sale of the title insurance agency business did not affect Financial Assurance’s other insurance businesses. During the year ended December 31, 2010, Financial Assurance reported net income of $209,000. At December 31, 2010, Financial Assurance had four full-time employees. The Bank’s other wholly-owned subsidiary, BF Asset Recovery Corporation, is in the business of holding title to and selling certain Bank-owned real estate, and reported a loss of $2.2 million for the year ended December 31, 2010.

Website and Stockholder Information

The website for the Company and the Bank is www.bankfinancial.com. Information on this website does not constitute part of this Annual Report on Form 10-K.

The Company makes available, free of charge, its Annual Report on Form 10-K, its quarterly reports on Quarterly Report on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ( “Exchange Act”), as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Copies of these documents are available to stockholders at BankFinancial’s web site, www.bankfinancial.com, under Stockholder Information, and at the SEC’s web site, www.sec.gov.

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

Employees

At December 31, 2010, we had 310 full-time employees and 27 part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

Supervision and Regulation

General

As a federally chartered savings bank, the Bank is currently regulated and supervised primarily by the Office of Thrift Supervision ( “OTS”). The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ( “FDIC”) in more limited circumstances because the Bank’s deposits are insured by the FDIC. This regulatory and supervisory structure establishes a comprehensive framework of activities in which a financial institution may engage, and is intended primarily for the protection of the FDIC’s deposit insurance funds, depositors and the banking system. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the OTS critiques the financial institution’s operations in a report of examination and assigns it a rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public.

The Bank is a member of, and owns stock in, the Federal Home Loan Bank of Chicago ( “FHLBC”), which is one of the 12 regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System with regard to reserves it must maintain against deposits and other matters. The OTS examines the Bank and prepares reports for the consideration of its Board of Directors on any identified operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated in some respects by both federal and state laws, especially in matters concerning the ownership of deposit accounts, and the form and content of the Bank’s consumer loan documents.

The Dodd-Frank Wall Street Reform and Consumer Protection Act ( “Dodd-Frank Act”), which was signed by the President on July 21, 2010, provides for the transfer of the authority for regulating and supervising federal savings banks from the OTS to the Office of the Comptroller of the Currency (“OCC”), and the authority for regulating and supervising savings and loan holding companies and their non-depository subsidiaries from the OTS to the Board of Governors of the Federal Reserve Board ( “FRB”). The transfer is currently scheduled to occur July 21, 2011. The Dodd-Frank Act also creates a new federal agency, the Consumer Financial Protection Bureau ( “CFPB”), as an independent bureau of the Federal Reserve Board, to conduct rule-making, supervision, and enforcement of federal consumer financial protection and fair lending laws and regulations. The CFPB will have examination and primary enforcement authority in connection with these laws and regulations for depository institutions with total assets of more than $10 billion. Depository institutions with $10 billion or less in total assets will continue to be examined for compliance with these laws and regulations by their primary federal regulators, and will remain subject to their enforcement authority. Because of these changes, the OCC will become the primary federal regulator of the Bank and the FRB will become the primary federal regulator of the Company on the transfer date. The Bank will not be subject to the examination or the primary enforcement authority of the CFPB.

There can be no assurance that laws, rules and regulations will not change in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition, results of operations or prospects. Any change in these laws or regulations, or in regulatory policy, whether by the OCC, FDIC, the FRB, the OTS, the CFPB or Congress, could have a material adverse impact on the Company, the Bank and their respective operations.

Federal Banking Regulation

Business Activities. As a federal savings bank, the Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business and consumer loans, certain types of securities and certain other loans and assets. Specifically, the Bank may originate, invest in, sell, or purchase unlimited loans on the security of residential real estate, while loans on nonresidential real property generally may not, on a combined basis, exceed 400% of the Bank’s total capital. In addition, secured and unsecured commercial loans and certain types of commercial personal property leases may not exceed 20% of the Bank’s assets; however, amounts in excess of 10% of assets may only be used for small business loans. Further, the Bank may generally invest up to 35% of its assets in consumer loans, corporate debt securities and commercial paper on a combined basis, and up to the greater of its capital or 5% of its assets in unsecured construction loans. The Bank may invest up to 10% of its assets in tangible personal property, for rental or sale. Certain leases on tangible personal property are not aggregated with commercial or consumer loans for the purposes of determining compliance with the limitations set forth for those investment categories. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank directly, including real estate investment and insurance agency activities. A violation of the lending and investment limitations may be subject to the same enforcement mechanisms of the primary federal regulator as other violations of a law or regulation.

Capital Requirements. The regulations of the OTS require federal savings banks to meet three minimum capital standards: a ratio of tangible capital to adjusted total assets of 1.5%; a ratio of Tier 1 (core) capital to adjusted total assets of 4.0% (3% for institutions receiving the highest rating on the CAMELS rating system); and a ratio of total capital to total risk-adjusted assets of 8.0%. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for federal savings banks requires the maintenance of Tier 1, or core capital, and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term preferred stock, mandatory convertible securities, subordinated debt and intermediate-term preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At December 31, 2010, the Bank’s capital exceeded all applicable regulatory requirements.

Loans-to-One-Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2010, the Bank was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, the Bank is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” generally means the total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the federal savings bank’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. At December 31, 2010, the Bank maintained approximately 76.95% of its portfolio assets in qualified thrift investments, and as of that date, satisfied the QTL test. A federal savings bank that fails the QTL test must operate under specified restrictions, including limits on growth, branching, new investment and dividends. As a result of the Dodd-Frank Act, noncompliance with the QTL test is subject to regulatory enforcement action as a violation of law.

Capital Distributions. The regulations of the OTS govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the institution’s capital account. A federal savings bank must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the federal savings bank’s retained net income for the preceding two years;

•	the institution would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or

•	the institution is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every federal savings bank that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution. At December 31, 2010, the Bank would be required to file an application for approval of a capital distribution to the Company.

The OTS may disapprove a notice or application if:

•	the federal savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OTS to help meet the credit needs of their communities, including low and moderate income neighborhoods. In connection with its examination of a federal savings bank, the OTS is required to evaluate and rate the federal savings bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices based on the characteristics specified in those statutes. A federal savings bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The OTS has rated the Bank’s CRA performance as “Outstanding,” the highest possible rating, in the CRA Performance Evaluations the OTS has completed on the Bank since 1999.

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

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an insured depository institution, although subsidiaries of federal savings banks are generally not considered affiliates for the purposes of Sections 23A and 23B of the Federal Reserve Act. The Company is an affiliate of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the federal savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the federal savings bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the federal savings bank. OTS regulations also prohibit a federal savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies, and from purchasing the securities of any affiliate, other than a subsidiary.

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must receive the prior approval of the Bank’s Board of Directors.

Enforcement. The OTS has primary enforcement responsibility over federal savings banks, and has the authority to bring enforcement action against the Bank and all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to the removal of officers and/or directors, receivership, conservatorship or the termination of deposit insurance. Civil monetary penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to recommend to the Director of the OTS that an enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under specified circumstances. The OTS’ enforcement authority over federal savings banks is currently scheduled to be transferred to the OCC on July 21, 2011 pursuant to the Dodd-Frank Act.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized federal savings banks. For this purpose, a federal savings bank is placed in one of the following five categories based on the federal savings bank’s capital:

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

Generally, the banking regulator is required to appoint a receiver or conservator for a federal savings bank that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the federal savings bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2010, the Bank met the criteria for being considered “well-capitalized.”

Interest on Deposits. Federal laws and regulations currently prohibits depository institutions from paying interest on commercial checking accounts. The Dodd-Frank Act authorizes the payment of interest on commercial checking accounts effective July 21, 2011.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, subject to certain adjustments specified by the FDIC’s. Assessment rates currently range from seven to 77.5 basis points of assessable deposits. The FDIC may adjust the scale uniformly, except that no adjustment can deviate by more than three basis points from the base scale without notice and comment. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Dodd-Frank Act requires the FDIC to revise its procedures to base its assessments upon total assets less tangible equity instead of on deposits. The FDIC recently issued a final rule that will implement that change beginning the second quarter of 2011.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009.

The FDIC provided for similar assessment authority during the final two quarters of 2009, if deemed necessary. In lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments which included an assumed annual base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regulator assessment with an offsetting credit to the prepaid asset.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving the ratio to the discretion of the FDIC. The FDIC recently exercised that discretion by establishing a long-range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would be likely have an adverse effect on the operating expenses and results of operations of the Bank. The Bank cannot predict what the insurance assessment rates will be in the future.

An insured institution’s deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an insured institution.

Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program. This program has two components – The Debt Guarantee Program and the Transaction Account Guarantee Program. The Debt Guarantee Program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009, later extended to October 31, 2010. The Bank and the Company opted not to participate in the Debt Guarantee Program.

The Transaction Account Guarantee Program provides, for a fee, full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010, later extended to December 31, 2010. The Bank participated in the Transaction Account Guarantee Program. The Dodd-Frank Act extended unlimited federal deposit insurance coverage for certain non-interest bearing transaction accounts until December 31, 2012, without opportunity for opt out.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 (“EESA”) provided the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“TARP”), which provides direct equity investment by the U.S. Treasury Department in qualified financial institutions. The TARP program was voluntary. The Company did not participate in TARP.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBC, the Bank is required to acquire and hold shares of capital stock in the FHLBC in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLBC, whichever is greater. As of December 31, 2010, the Bank was in compliance with this requirement.

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

Federal Reserve System

The FRB’s regulations require federal savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2010, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

The Company is a unitary savings and loan holding company, and is currently subject to regulation and supervision by the OTS. The OTS also currently has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to the Bank. The Dodd-Frank Act provides for the transfer of the authority for supervising and regulating savings and loan holding companies and their non-depository subsidiaries from the OTS to the FRB. The transfer is presently scheduled to occur on July 21, 2011.

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

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the savings institution, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. As is currently the case with bank holding companies, instruments such as cumulative preferred stock and trust-preferred securities will no longer be includable as Tier 1 capital. However, instruments issued by May 19, 2010 will be grandfathered for holding companies with assets of $15 billion or less. There is a five-year transition period from the July 21, 2010 effective date of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength Doctrine. The “source of strength doctrine” requires bank holding companies to provide financial assistance to their subsidiary depository institutions in the event the subsidiary depository institution experiences financial distress. The Dodd-Frank Act extends the source of strength doctrine to savings and loan holding companies. The applicable regulatory agencies must issue regulations requiring that all bank holding companies and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial distress.

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

Bad Debt Reserves. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by federal savings banks, effective for taxable years beginning after 1995. Prior to the enactment of this law, the Bank was permitted to establish a reserve for bad debts for tax purposes and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank’s taxable income. Because of the Small Business Protection Act of 1996, the Bank must use the specific charge-off method in computing its bad debt deduction for tax purposes.

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should the Bank make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At December 31, 2010, the Bank’s total federal pre-1988 reserve was $14.9 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

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

Net Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (up to five years for losses incurred in 2008 or 2009 pursuant to the special provisions of the Worker, Homeownership & Business Assistance Act of 2009) and forward to the succeeding 20 taxable years. At December 31, 2010, the Company had a federal net operating loss carryforward of $5.9 million that will begin to expire in 2029. At December 31, 2010, the Company had a state net operating loss carryforward for the State of Illinois of $32.0 million that will expire in 2025. The net operating losses have resulted in the recording of deferred taxes.

Corporate Dividends. The Company may exclude from its income 100% of the dividends it receives from the Bank as a member of the same affiliated group of corporations.

State and Local Taxation. The Company pays income tax to the State of Illinois. As a Maryland business corporation, the Company is required to file annual returns and pay annual fees to the State of Maryland, but these fees are not material in amount. At December 31, 2010, the Company had a state net operating loss for the State of Illinois of $32.0 million, which will expire in 2025. Beginning in 2010 and 2009, the Company and the Bank became subject to income taxes in the States of Colorado and New Jersey, respectively, due to the physical presence of regional National Commercial Leasing bankers in these jurisdictions.

Deferred Income Taxes. The Company evaluates deferred taxes for recoverability using an approach that considers the relative impact of negative and positive evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax-planning strategies and any available carryback capacity. In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management-approved business plans and ongoing tax planning. Only those tax planning strategies that are both prudent and feasible, and which management has the ability and intent to implement, may be incorporated into the analysis and assessment.

The Company’s historical financial performance includes a cumulative loss over a three-year period consisting of the current year and the previous two years. The most significant component of the cumulative loss was impairment losses that the Company recorded on Freddie Mac preferred stocks that it previously held in its investment portfolio. The Company sold these securities in 2009 so the impairment losses will not recur. The most significant component of the Company’s net loss in 2010 was the combined effects of specific valuation allowances on classified loans and write-downs on other real estate owned (“OREO”), together with the expenses incurred to resolve collection litigation and manage the related collateral. In 2011, we expect to further deploy our excess liquidity to generate additional loan-related interest income and we expect the negative effects from classified loans and assets to diminish over time. In addition, we expect further pre-tax net income contributions from our acquisition of Downers Grove National Bank (see Note 13 – Subsequent Events of the Consolidated Financial Statements). After taking these factors into account, we believe it more likely than not that the Company will return to profitability during 2011 and maintain profitability in subsequent years such that it will fully realize the benefit of the deferred tax assets recorded at December 31, 2010. Should the Company not return to profitability in 2011 or in subsequent years, it may become necessary to record a valuation allowance for all or a portion of the deferred tax asset.

ITEM 1A.	RISK FACTORS

The risks set forth below may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the other risks described in Item 1, “Business, Forward Looking Statements,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Current Economic Conditions Present Higher Risks to Our Loan Portfolio

At December 31, 2010, our loan portfolio included $296.9 million in multi-family mortgage loans, or 27.7% of total loans; $282.0 million in nonresidential real estate loans, or 26.3% of total loans; $151.1 million in commercial leases, or 14.1% of total loans; $64.7 million in commercial loans, or 6.0% of total loans; and $76.0 million in non owner occupied residential real estate loans, or 7.1% of total loans; $103.3 million in residential real estate loans, or 16.7% of total loans; and $18.4 million in construction and land loans, or 1.7% of total loans. Current economic conditions, including high unemployment rates, weakened consumer and business spending and materially declining real estate values, all present risks to our loan portfolio. Our historical loan underwriting standards presumed a reasonable range of economic and operating conditions for our borrowers and their underlying business or personal circumstances. The depth and speed of the decline in economic activity exceeded, and will continue to exceed, the financial and management capabilities of certain borrowers to meet their credit obligations. Furthermore, the decline in real estate values in all market segments not only diminishes an important source of repayment, but also diminishes the economic interest of borrowers in investing additional financial resources into their businesses or residences. Though the risk of a sudden and catastrophic event in financial markets appears to have receded, persistently weak economic growth in the U.S. and certain of its trading partners will continue to depress the operating results of certain commercial lessees. These factors and conditions and prudent loan portfolio management have also combined to reduce the overall level of acceptable credit exposures available in the market, resulting in lower loan portfolio balances and reduced interest income from the loan portfolio.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

In the event that our loan customers do not repay their loans according to their terms, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. At December 31, 2010, our allowance for loan losses was $22.2 million, representing 2.07% of total loans and 48.5% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. In addition, we make various estimates and assumptions about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. We also make judgments concerning our legal positions and the priority of our interests in contested legal or bankruptcy proceedings, and at times, we may lack sufficient information to establish specific reserves for loans involved in such proceedings. We base these estimates, assumptions and judgments on information that we consider reliable, but if an estimate, assumption or judgment that we make ultimately proves to be incorrect, additional provisions to our allowance for loan losses may become necessary.

We Have a Goodwill Asset that Could Be Classified as Impaired in the Future. If the Goodwill Asset Is Considered to Be Partially or Fully Impaired in the Future, Our Earnings and the Book Values of This Asset Would Decrease

As of December 31, 2010, we maintained goodwill as an asset in the amount of $22.6 million. We assess our goodwill asset for impairment at least annually. In fourth quarter, 2010, we engaged an independent third-party valuation firm to assist us in our most recent goodwill impairment testing as of December 31, 2010. In its valuation analysis, the third-party valuation firm determined that the fair value of BankFinancial, F.S.B., the reporting unit pursuant to ASC 350-20-35-36, was sufficient to support the carrying value of our goodwill asset. However, if our market capitalization remains below its tangible book value or if the fair value of the reporting unit were to decline, future goodwill impairment testing could result in a partial or full impairment of the value of the Bank’s goodwill asset. If we determine that an impairment of our goodwill asset exists at a given point in time, our earnings and the book value of our goodwill asset will be reduced by the amount of the impairment. An impairment of our goodwill asset would have little or no impact on our tangible book value or regulatory capital levels.

If the Company’s Deferred Tax Assets Require a Valuation Allowance in the Future, Earnings Will Be Negatively Impacted

We periodically evaluate our deferred tax assets to determine whether a valuation allowance is needed for some portion or all of our deferred tax assets. A valuation allowance must be recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. We concluded from our most recent evaluation of our deferred tax assets that it is more likely than not that we will realize the $17.6 million in gross deferred tax assets that were recorded at December 31, 2010. However, if we record net losses in 2011 or in future years, this could call into question our ability to realize some portion or all of the deferred tax assets that we have recorded and require us to recognize a valuation allowance. The recognition of a valuation allowance would have a corresponding impact on our earnings in the period it is recognized.

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

The Risks Presented by the Acquisition of Other Institutions Could Adversely Affect Our Financial Condition and Results of Operations

If we acquire other institutions, we will be presented with many risks that could have a material adverse effect on our financial condition and results of operations. An institution that we acquire may have unknown asset quality issues or unknown or contingent liabilities that we did not discover or fully recognize in the due diligence process, thereby resulting in unanticipated losses, particularly in the case of FDIC-assisted transactions due to the highly restrictive due diligence available to potential bidders. The acquisition of other institutions typically requires the integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operational processes, policies, procedures and internal controls, marketing programs and personnel of the acquired institution in order to make the transaction economically advantageous. The integration process is complicated and time consuming, and could divert our attention from other business concerns and be disruptive to our customers and the customers of the acquired institution. Our failure to integrate an acquired institution successfully could result in the loss of key customers and employees, and prevent us from achieving expected synergies and cost savings. Acquisitions also result in professional fees, purchase price adjustments, the amortization of core deposit intangibles and other expenses that could adversely affect our earnings, and in goodwill that could become impaired, requiring us to recognize further charges. We may finance acquisitions with borrowed funds, thereby increasing our leverage and reducing our liquidity, or with potentially dilutive issuances of equity securities.

Since Our Business is Concentrated in the Chicago Metropolitan Area, Local Economic Conditions May Adversely Affect Our Business

Although we make certain types of loans and leases to borrowers located in other states, our lending and deposit gathering activities are concentrated primarily in the Chicago metropolitan area. Our success can be affected by the general economic conditions of this area and surrounding areas. In addition, many of the loans in our loan portfolio are secured by real estate located in the Chicago metropolitan area. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors beyond our control, including real estate supply and demand, the impact of mortgage foreclosures and short sales, changes in general or regional economic conditions and unemployment rates, interest rates, governmental rules or policies and natural disasters. The value of real estate located in many segments of the Chicago metropolitan area has been and continues to be adversely impacted by many of these factors, and this has had, and may continue to have, a negative impact on our loan growth, our ability to collect certain loans according to their terms, and our results of operations.

Difficult Economic Conditions Have Adversely Affected the Banking Industry

National and local economic conditions have been difficult in recent years, and this has resulted in declining real estate values, a tightening of the availability of credit, illiquidity in certain securities markets, increasing loan delinquencies, mortgage foreclosures, personal and business bankruptcies, rising unemployment rates, declining consumer confidence and spending, significant write-downs of asset values by financial institutions and government-sponsored entities, and a reduction of manufacturing and service business activity and international trade. These conditions have contributed to significant declines in the trading prices of certain financial institution stocks, many of which have not fully recovered. We do not expect that the national and local economies will fully recover over the short term, and a continuation or worsening of these conditions could exacerbate their adverse effects. The adverse effects of these conditions could include increases in loan delinquencies and charge-offs, increases to the portion of our loan loss reserve that we base on national or local economic factors, increases to our specific loan loss reserves due to the impact of these conditions on specific borrowers or the collateral for their loans, declines in the value of our investment securities, increases in regulatory and compliance costs, and declines in the trading price of our common stock.

If Our Investment in the Federal Home Loan Bank of Chicago is Classified as Other-Than-Temporarily Impaired, Our Earnings Could Decrease

We own FHLBC common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost of our FHLBC common stock as of December 31, 2010 was $15.6 million based on its par value. There is no market for our FHLBC common stock. Due to our receipt of stock dividends and a reduction of our outstanding FHLBC advances, we owned shares of FHLBC common stock at December 31, 2010 with a par value that was $9.0 million more than we were required to own to maintain our membership, in the Federal Home Loan Bank System and to be eligible to obtain advances (“excess” or “voluntary” capital stock).

The FHLBC is subject to a cease and desist order issued by the Federal Housing Finance Board, now known as the Federal Housing Finance Agency (“FHFA”), in 2007. Among other things, the cease and desist order requires the FHLBC to submit a capital plan to the FHFA, prohibits certain capital stock repurchases and stock redemptions, including certain redemptions upon membership withdrawal, without the prior approval of the Director of the Office of Supervision of the FHFA ( “Director”), and prohibits the payments of dividends without the prior approval of the Director. The FHLBC has reported that it has submitted a capital plan to the Director but that it has not yet been approved. The FHLBC did not pay any dividends from the third quarter of 2007 through 2010, but in the first quarter of 2011, paid a nominal cash dividend at an annualized rate of 10 basis points per share. The FHLBC reported in February 2011 that it had earnings of net income of $366 million for 2010, compared to a net loss of $65 million in 2009, and that it is in compliance with its regulatory capital requirements.

Current accounting guidance requires us to evaluate our FHLBC common stock for impairment based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. We concluded from our most recent impairment testing that it is probable that the par value of our FHLBC common stock is ultimately recoverable based on the FHLBC’s current compliance with its regulatory capital requirements, the net income that it reported for 2010, its receipt of regulatory approval to pay a dividend in the first quarter of 2011 and published reports indicating that it is continuing to work with its regulator to finalize a capital plan. However, if events were to occur that give rise to substantial doubt about the ultimate recoverability of the par value of our FHLBC common stock, this investment could become other-than-temporarily impaired, and the impairment loss that we would be required to record would cause our earnings to decrease by the after-tax amount of the impairment loss.

Our Future Success is Dependent on Our Ability to Compete Effectively in the Highly Competitive Banking Industry

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, we have grown our business successfully by focusing on our geographic markets and emphasizing the high level of service and responsiveness desired by our customers. We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies, real estate conduits, and specialized finance companies. Many of our competitors offer products and services that we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and smaller newer competitors may be more aggressive in pricing loans and deposits in order to increase their market share. Some of the financial institutions and financial services organizations with which we compete are not subject to the extensive regulations imposed on federal savings banks and their holding companies. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various financial services.

Our Business May Be Adversely Affected by the Highly Regulated Environment in Which We Operate

We are subject to extensive federal and state legislation, regulation, examination and supervision. The Dodd-Frank Act and other recently enacted legislation, the regulations promulgated there, and future legislation and regulations that may be enacted or promulgated, could have an adverse effect on our business and operations. In addition, the OTS will cease to be the primary federal regulator of the Company and the Bank on July 21, 2011, and we may need to make adjustments in our policies and procedures to ensure compliance with the rules and regulations of the OCC and the FRB. Our success will be impacted by our continued ability to comply with applicable laws and regulations. Some of these laws and regulations may increase our costs. While we cannot predict what effect any future changes in these laws or regulations or their interpretations would have on us, these changes or interpretations may adversely affect our future operations.

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

Our Return on Stockholders’ Equity Will Continue to Be Low Due to Our High Capital Level

Net income divided by average stockholders’ equity, known as return on equity, is a ratio that many investors use to compare the performance of a financial institution to its peers. Our capital remains relatively high by industry standards pending a more optimal deployment of the additional capital raised in our 2005 mutual-to-stock conversion. Until we can increase our net interest income and noninterest income, we expect our return on equity to continue to be below the historical industry average, which may negatively affect the value of our shares of common stock

The Company’s Ability to Pay Dividends is Affected by Regulatory Limitations on the Bank’s Ability to Pay Dividends and Other Regulatory Limitations

The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank provide a significant source of cash for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. Under these statutes and regulations, the Bank is not permitted to pay dividends on its capital stock to the Company, its sole stockholder, if the dividend would reduce the stockholders’ equity of the Bank below the amount of the liquidation account established in connection with the mutual-to-stock conversion. The Bank may pay dividends without the approval of its primary federal regulator only if the Bank meets its applicable regulatory capital requirements before and after the payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus its retained net income over the preceding two years. Although the Bank’s capital exceeded applicable regulatory requirements at December 31, 2010, the Bank did not have sufficient net income over the preceding two years to pay a dividend to the Company without the prior approval of its primary federal regulator. If the Bank were to seek the approval of its primary federal regulator to pay a dividend, there can be no assurance that such approval would be granted. If at some point in the future the Company utilizes its available cash for other purposes Bank is unable to pay dividends to the Company, the Company may not have sufficient funds to continue to pay dividends on its common stock. In addition, the Company’s ability to pay dividends on its common stock could be further limited by the application of the “source of strength doctrine,” which requires holding companies to provide financial support to their subsidiary depository institutions if the subsidiary is in financial distress, or by regulatory order.

We Continually Encounter Technological Change, and May Have Fewer Resources than Many of Our Competitors to Continue to Invest in Technological Improvements

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We also may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Our Ability to Successfully Conduct Acquisitions Will Affect Our Ability to Grow Our Franchise and Compete Effectively in Our Marketplace

We consider the possible acquisition of other banks, thrifts and other financial services companies in private or FDIC-assisted transactions to supplement internal growth. Although we entered into a definitive agreement to acquire DG Bancorp, Inc. and its subsidiary, Downers Grove National Bank in the third quarter of 2010, our efforts to acquire other financial institutions and financial service companies in the future may not be successful. Other potential acquirors exist for most acquisition candidates, creating competition that can affect the purchase price for which the institution can be acquired. In many cases, our competitors have significantly greater resources than we have, and greater flexibility to structure the consideration for the transaction. We may not participate in specific acquisition opportunities if we consider the proposed transaction unacceptable, including the current or potential future terms, conditions and limitations imposed by an FDIC-assisted transaction. We also may not be the successful bidder in acquisition opportunities that we pursue due to the willingness or ability of other potential acquirors to propose a higher purchase price or more attractive terms and conditions than we are willing or able to propose. The results of a merger or acquisition could change materially based on future changes in applicable accounting principles and regulatory requirements related to acquired assets and liabilities. If we are unable to or do not conduct acquisitions to supplement internal growth, our ability to deploy effectively the capital we raised in the 2005 offering, expand our geographic presence and improve our results of operations could be adversely affected.

FDIC Deposit Insurance Premiums Have Increased and May Increase Further in the Future

The Federal Deposit Insurance Act, as amended, requires the FDIC to maintain a reserve ratio between 1.15% and 1.50%. The FDIC’s Board of Directors is required to establish a designated reserve ratio within that range and set assessment rates to meet that target within a time frame that the FDIC’s Board of Directors deems appropriate. If the reserve ratio falls below 1.15%, the FDIC’s Board of Directors is required to establish a restoration plan to bring the reserve ratio back to 1.15% within five years. The FDIC’s reserve ratio declined over the past several years due to costs associated with bank failures, and it is possible that the reserve ratio could be placed under stress due to future bank failures. As part of its plan to restore the reserve ratio to 1.15%, the FDIC’s Board of Directors imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. In addition, the FDIC increased its quarterly assessment rates and amended the method by which rates are calculated. On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned on June 30, 2013. See “Supervision and Regulation – Insurance of Deposit Accounts.” On December 30, 2009, the Bank paid the estimated assessment fees for the fourth quarter of 2009 and prepaid $6.8 million in estimated assessment fees through 2012. These increased assessments have had an adverse impact on our results of operations in 2009 and will continue to have an adverse impact in future years. If circumstances require the FDIC to impose additional special assessments or further increase its quarterly assessment rates, the adverse impact will be exacerbated.

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

As of December 31, 2010 the net book value of our properties was $28.5 million. The following is a list of our offices:

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

Except for our Chicago-Lincoln Park, Northbrook, and Hyde Park East offices, which are leased, all of our offices are owned. In addition to the above listed properties, we also operate three Express Branch facilities, two satellite national commercial leasing offices and two remote ATMs on sites where we do not have a full-service banking office.

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

Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of December 31, 2010 was 1,820. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information provided by the Nasdaq Stock Market for the Company’s common stock and cash dividends paid for the periods ended December 31, 2010 and 2009.

2009 and 2010 Quarterly Periods	High	Low	Close	Cash Dividends Paid
Quarter ended December 31, 2010	$9.90	$9.06	$9.75	$0.07
Quarter ended September 30, 2010	9.38	8.12	9.17	0.07
Quarter ended June 30, 2010	9.99	8.28	8.31	0.07
Quarter ended March 31, 2010	10.16	9.01	9.17	0.07

Quarter ended December 31, 2009	$10.40	$9.07	$9.90	$0.07
Quarter ended September 30, 2009	11.04	8.75	9.60	0.07
Quarter ended June 30, 2009	11.10	8.07	8.86	0.07
Quarter ended March 31, 2009	11.10	7.19	9.97	0.07

The Company is subject to state law limitations on the payment of dividends. Maryland law generally limits dividends to an amount equal to the excess of our capital surplus over payments that would be owed upon dissolution to stockholders whose preferential rights upon dissolution are superior to those receiving the dividend, and to an amount that would not make us insolvent provided, however, that even if the Company’s assets are less than the amount necessary to satisfy the requirement set forth above, the Company may make a distribution from: (A) the Company’s net earnings for the fiscal year in which the distribution is made; (B) the Company’s net earnings for the preceding fiscal year; or (C) the sum of the Company’s net earnings for the preceding eight fiscal quarters. Dividends from the Bank provide a significant source of cash for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. For a discussion of the Bank’s ability to pay dividends, see Part I, Item 1, Business -“Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities

The Company had no sales of unregistered stock during the quarter ended December 31, 2010.

Repurchases of Equity Securities

Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. In accordance with this authorization, we had repurchased 4,239,134 shares of our common stock as of December 31, 2010. There were no share repurchases conducted in the fourth quarter of 2010. The current share repurchase authorization will expire on May 16, 2011, unless extended by our Board of Directors.

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

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
BankFinancial Corporation	107.94	132.36	119.65	78.58	78.45	79.41
Russell 2000 Index	107.49	127.24	125.24	82.93	105.46	133.78
NASDAQ Bank Index	102.58	113.88	88.74	67.51	55.02	61.56
America’s Community Bankers NASDAQ Index	103.69	114.92	86.43	69.51	54.65	59.71

ITEM 6.	SELECTED FINANCIAL DATA

The following information is derived from the audited consolidated financial statements of the Company. For additional information, reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and related notes included elsewhere in this Annual Report.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,530,655	$1,566,963	$1,554,855	$1,480,712	$1,613,150
Loans, net	1,050,766	1,218,540	1,268,122	1,254,167	1,329,943
Loans held-for-sale	2,716	—	872	173	298
Securities, at fair value	120,747	102,126	124,919	77,049	117,853
Goodwill	22,566	22,566	22,566	22,566	22,579
Core deposit intangible	2,700	4,295	5,985	7,769	9,648
Deposits	1,235,377	1,233,395	1,069,855	1,073,650	1,129,585
Borrowings	23,749	50,784	200,350	96,433	138,148
Equity	253,285	263,603	266,791	291,137	326,015

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Selected Operating Data:

Interest and dividend income	$64,936	$74,109	$77,960	$91,953	$94,086
Interest expense	13,186	20,557	25,667	38,304	37,489

Net interest income	51,750	53,552	52,293	53,649	56,597
Provision (credit) for loan losses	12,083	8,811	5,092	697	(136)

Net interest income after provision (credit) for loan losses	39,667	44,741	47,201	52,952	56,733
Noninterest income	7,128	7,239	10,418	9,665	10,554
Noninterest expense (1)	53,849	52,731	89,056	52,499	52,415

Income (loss) before income tax expense	(7,054)	(751)	(31,437)	10,118	14,872
Income tax expense (benefit)	(2,747)	(13)	(12,048)	2,963	4,826

Net income (loss)	$(4,307)	$(738)	$(19,389)	$7,155	$10,046

Basic earnings (loss) per common share	$(0.22)	$(0.04)	$(0.98)	$0.35	$0.45
Diluted earnings (loss) per common share	$(0.22)	$(0.04)	$(0.98)	$0.35	$0.45

(footnotes on following page)

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	(0.28)%	(0.05)%	(1.33)%	0.47%	0.61%
Return on equity (ratio of net income (loss) to average equity)	(1.64)	(0.28)	(6.84)	2.30	3.02
Net interest rate spread (2)	3.36	3.36	3.35	2.94	2.89
Net interest margin (3)	3.57	3.69	3.88	3.78	3.68
Efficiency ratio (4)	91.46	86.74	142.01	82.92	78.06
Noninterest expense to average total assets	3.45	3.36	6.09	3.42	3.19
Average interest-earning assets to average interest-bearing liabilities	122.56	123.43	127.85	130.95	132.67
Dividends declared per share	$0.28	$0.28	$0.28	$0.28	$0.18
Dividend payout ratio	N.M.	N.M.	N.M.	90.6%	44.3%

Asset Quality Ratios:
Nonperforming assets to total assets (5)	3.94%	3.42%	0.94%	0.87%	0.57%
Nonperforming loans to total loans	4.26	4.01	1.07	0.95	0.69
Allowance for loan losses to nonperforming loans	48.54	37.63	107.97	91.65	115.13
Allowance for loan losses to total loans	2.07	1.51	1.15	0.87	0.79
Net charge-offs to average loans outstanding	0.75	0.39	0.11	0.02	0.07

Capital Ratios:
Equity to total assets at end of period	16.55%	16.82%	17.16%	19.66%	20.21%
Average equity to average assets	16.77	17.02	19.39	20.32	20.25
Tier 1 leverage ratio (Bank only)	12.48	12.44	12.08	13.95	15.05

Other Data:
Number of full-service offices	18	18	18	18	18
Employees (full-time equivalents)	328	372	393	425	438

(1)	Noninterest expense for the years ended December 31, 2009 and 2008 includes $401,000 and $35.9 million, respectively, of impairment loss on securities.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets include nonperforming loans and other real estate owned and in process.

N.M. Not Meaningful

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows focuses on the factors affecting our consolidated financial condition at December 31, 2010 and 2009, and our consolidated results of operations for the three years ended December 31, 2010. The consolidated financial statements, the related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.

Overview

Loans. Our loan portfolio consists primarily of investment and business loans (multifamily, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together make up 75.9% of gross loans at December 31, 2010. Net loans receivable decreased $167.8 million, or 13.8%, to $1.051 billion at December 31, 2010, from $1.219 billion at December 31, 2009. Multi-family mortgage loans decreased by $32.3 million, or 9.8%, due in substantial part to a HUD refinancing that was completed by a related group of borrowers. Commercial loans decreased by $23.4 million, or 26.6%, due to the combined impact of loan pay downs and reduced originations. Commercial leases decreased by $25.7 million, or 14.5%, as scheduled lease payments outpaced originations. Nonresidential real estate loans decreased $34.6 million, or 10.9%, primarily due to principal payments of $56.6 million, which were partially offset by $15.3 million in draws on existing credit commitments. Construction and land loans decreased $14.2 million, or 43.5%, primarily due to project sales and conversions to permanent amortizing loans. One-to-four family residential mortgage loans decreased $33.3 million, or 11.5%, primarily due to refinancings that were not replaced with new originations. Future loan growth could be adversely affected by our unwillingness to compete for loans by relaxing our historical underwriting standards.

Securities. Securities increased $18.6 million, or 18.2%, to $120.7 million at December 31, 2010, from $102.1 million at December 31, 2009. The primary reason for the increase was $50.5 million in purchases, offset by $31.8 million of principal repayments and maturities of securities. During 2010 we utilized FDIC insured certificates of deposit as an investment option.

Deposits. Deposits increased $2.0 million, or 0.2%, to $1.235 billion at December 31, 2010, from $1.233 billion at December 31, 2009. We increased our core deposits (savings, money market, noninterest-bearing demand and NOW accounts) by $25.5 million and reduced our balances of wholesale deposits by $14.7 million during the year. Core deposits increased as a percentage of total deposits, representing 69.2% of total deposits at December 31, 2010, compared to 67.3% of total deposits at December 31, 2009.

Borrowings. Borrowings decreased $27.0 million, or 53.2%, to $23.7 million at December 31, 2010, from $50.8 million at December 31, 2009, due to our repayments of maturing FHLBC advances.

Stockholders’ Equity. Total stockholders’ equity was $253.3 million at December 31, 2010, compared to $263.6 million at December 31, 2009. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 356,411 shares of our common stock during 2010 at a total cost of $3.1 million, our declaration and payment of cash dividends totaling $5.9 million, the $4.3 million net loss that we recorded for 2010 and a $50,000 decrease in accumulated other comprehensive income. These items were partially offset by a $3.1 million increase in total stockholders’ equity that resulted from the vesting of stock-based compensation and ESOP shares earned. The unallocated shares of common stock that our ESOP owns were reflected as a $14.2 million reduction to stockholders’ equity at December 31, 2010, compared to a $15.2 million reduction to stockholders’ equity at December 31, 2009.

Net Loss. We recorded a net loss of $4.3 million for the year ended December 31, 2010, compared to net losses of $738,000 and $19.4 million for 2009 and 2008, respectively. The net loss in 2010 was due in substantial part to our recording a $12.1 million provision for loan losses, $7.3 million for nonperforming asset management expense and operations of other real estate owned combined with a $1.8 million decrease in net interest income. The net loss in 2009 was due primarily to the recording of an $8.8 million provision for loan losses, a $2.1 million increase in FDIC expense and $1.4 million in combined pre-tax losses that we recorded in connection with the impairment and subsequent sale of our Freddie Mac preferred stocks. The impact of these items was partially offset by a $1.3 million gain that we recognized on the sale of our merchant processing operations in 2009. The net loss in 2008 was due in substantial part to a $35.9 million pre-tax impairment loss that we recorded on our Freddie Mac preferred stocks after Freddie Mac was placed into conservatorship. Our basic loss per common share was $0.22, $0.04 and $0.98 for the years ended December 31, 2010, 2009 and 2008, respectively.

Net Interest Income. We recorded net interest income of $51.8 million for the year ended December 31, 2010, compared to $53.6 million for 2009 and $52.3 million for 2008. The decrease in net interest income for 2010 reflected a $9.2 million decrease in interest income, which was partially offset, by a $7.4 million decrease in interest expense. Our net interest rate spread was 3.36% for the years ended December 31, 2010 and 2009.

Provision for Loan Losses. We recorded a provision for loan losses of $12.1 million for the year ended December 31, 2010, compared to $8.8 million for 2009 and $5.1 million for 2008. The provision for loan losses that we recorded in 2010 reflects the combined impact of a $4.4 million increase in the portion of the specific allowance for loan losses that we allocate to impaired loans and $8.5 million in net charge-offs, which were partially offset by a $794,000 decrease in the general component of the allowance for loan losses.

Noninterest Income. Noninterest income for the year ended December 31, 2010 was $7.1 million, compared to $7.2 million for 2009 and $10.4 million for 2008. Our noninterest income for 2010 included service charges and fees of $3.0 million, compared to $3.4 million for 2009 and $3.6 million for 2008. Earnings on bank-owned life insurance were $430,000 for the year ended December 31, 2010, compared to a $20,000 loss for 2009 and earnings of $586,000 for 2008. Our noninterest income for 2009 included a $988,000 loss on the sale of our Freddie Mac preferred stocks and a $1.3 million gain on the sale of our merchant processing operations. Our noninterest income for 2008 included a $1.4 million pre-tax gain on the sale of shares of Visa, Inc. Class B common stock that we received in connection with Visa, Inc.’s initial public offering, and a $1.2 million pre-tax gain on additional shares of Visa, Inc. Class B common stock that were allocated to us in the initial public offering and are currently held in a litigation escrow under Visa, Inc.’s retrospective responsibility plan. The gain that we recorded on the escrowed shares of the Visa, Inc. Class B common stock reduced our obligation to indemnify Visa USA under Visa, Inc.’s retrospective responsibility plan.

Noninterest Expense. Noninterest expense for the year ended December 31, 2010 was $53.9 million, compared to $52.7 million for 2009 and $89.1 million for 2008. Noninterest expense for 2010 included $3.3 million in nonperforming asset management expenses, compared to $770,000 in 2009. Operations of other real estate owned totaled $4.0 million in 2010, compared to $1.3 million in 2009. Noninterest expense for 2009 included a $401,000 pre-tax impairment loss that we recorded on our holdings of Freddie Mac preferred stocks. Expense for FDIC deposit insurance totaled $2.1 million during the year ended December 31, 2010, compared to $2.2 million for 2009 and $162,000 for 2008. The increase in our 2009 expense for FDIC deposit insurance was due to the combined effect of the FDIC’s increase in its quarterly assessment rate, the FDIC’s imposition of a special assessment against all insured institutions and the full utilization of the FDIC assessment credits that we previously had available to offset or reduce FDIC quarterly assessments. Noninterest expense for 2008 included a $35.9 million pre-tax impairment loss that we recorded on our holdings of Freddie Mac preferred stocks and a $2.0 million pre-tax loss on the early extinguishment of borrowings that we recorded in connection with the prepayment of a $25 million FHLBC term advance.

Income Taxes. We recorded an income tax benefit of $2.7 million for the year ended December 31, 2010, compared to $13,000 and $12.0 million for 2009 and 2008. The effective tax rates were 38.94%, 1.73% and 38.32% for the years ended December 31, 2010, 2009 and 2008, respectively. For 2009, the difference between the GAAP basis (fair market value at the date of grant) and the tax basis (fair market value at the date of vesting) of equity-based compensation granted in prior years reduced our income tax benefit. The income tax benefit for 2008 was due in substantial part to the recording of an impairment loss on our Freddie Mac preferred stocks.

Key Strategic Initiatives and Events

Stock Repurchase Program. Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The repurchase authorization will expire on May 16, 2011, unless extended by the Board of Directors. As of December 31, 2010, the Company had repurchased 4,239,134 shares of its common stock pursuant to the repurchase authorization.

Quarterly Cash Dividends. Our Board of Directors declared four quarterly cash dividends of $0.07 per share during 2010. Cash dividends totaling $5.9 million were paid in 2010. On January 27, 2011, the Board of Directors declared a quarterly cash dividend of $0.07 per share that is payable on March 4, 2011.

Pending Acquisition. On September 13, 2010, we entered into a definitive agreement to acquire DG Bancorp, Inc., the bank holding company for Downers Grove National Bank, a privately held community bank with approximately $219 million in assets and $213 million in deposits as of December 31, 2010. Downers Grove National Bank has two banking offices located in Downers Grove and Westmont, Illinois. We have received all regulatory approvals that are required to consummate the transaction and the closing is expected to occur during the first quarter of 2011, subject to customary closing conditions. Downers Grove National Bank will be merged into the Bank as part of the consummation of the transaction.

We are in the process of negotiating the acquisition of a portfolio of performing loans from Citibank N.A. with an aggregate unpaid principal balance of approximately $155.8 million. The purchase is scheduled to close in March 2011, subject to customary closing conditions. This loan portfolio consists of multifamily loans originated by Citibank N.A. or the former Citibank, F.S.B. and the loans are secured by real estate collateral located in the Chicago metropolitan market area. The portfolio consists of 470 loans with an overall weighted average effective yield of 5.87%. All loans in the portfolio were current on all payments due as of the month prior to the month in which the purchase is scheduled to close. Upon the closing of the purchase, we expect to file a Current Report on Form 8-K further describing the portfolio acquisition transaction and the portfolio characteristics.

Economic and Competitive Conditions

General U.S. financial market conditions further stabilized during 2010. The national economy began a very modest expansion but local economic conditions remained largely unchanged from 2009. Pricing and underwriting for multi-family and commercial real estate loans were generally favorable, but we experienced relatively low demand for these loan types throughout 2010. Pricing for commercial leases became less favorable during 2010 amid weak supply as lessors deployed excess cash and several competitors re-entered the market during the year. Demand for the Bank’s traditional adjustable-rate residential mortgage loans remained low due to an overwhelming market preference for fixed-rate residential mortgage loans given low market interest rates and our underwriting standards.

We experienced net declines in all loan portfolio component balances during 2010 due to several factors, including overall weak loan demand, loan payoffs, our decisions to exit certain credit relationships and transfers of certain loans to OREO upon the conclusion of formal collection proceedings. We expect a return to modest growth in most loan portfolio segments if real estate market valuations stabilize and the supply of commercial lease opportunities improves based on global macroeconomic conditions.

Our loan portfolio quality metrics reflected the overall economic environment in 2010. The net increase in nonaccrual loans and a related increase in our loan loss reserves resulted primarily from a corresponding material decline in the valuations of the underlying collateral and a decline in effective rents and occupancies in certain income-producing properties; however, effective rents and occupancies in multifamily properties began to stabilize late in 2010. We also noted a continued influx of personal and business bankruptcy cases; of these, the majority of borrowers sought to avoid their obligations while a minority sought to restructure their debt to continue ownership of their assets. General market conditions and efforts by various governmental entities and local courts to further slow the pace of foreclosures continued to affect the pace of our progress in resolving classified assets, but we expect the pace of resolutions to increase in 2011. We continue to believe that unemployment, consumer spending and borrower perceptions of residential and commercial real estate valuations will be the primary factors affecting loan portfolio quality in 2011.

As we expected, our general loan loss reserves continued to increase. As part of our computation of the required level for our general loan loss reserve, our model incorporates the changes in national and local economic risk factors, the changes in the levels of classified loans by loan type, and the impact of the additional specific valuation allowances or charge-offs recorded on classified loans. Our underwriting standards remain consistent with our historical standards, although our credit analyses incorporate somewhat more conservative assumptions with respect to effective rents, expenses and occupancies given the current economic environment.

Deposits increased slightly in 2010. Pricing conditions for local deposits, whether low-balance core deposits, certificates of deposits or high-balance, high-yield transaction accounts, remained favorable during the year due to very low market yields and continued weak industry-wide loan demand. We continued to moderate our competitive position given the weak lending environment and our excess liquidity position. We expect a similar competitive environment for the first half of 2011, and we will continue our marketing efforts to further enhance the depth and quality of our deposit portfolio.

Our net interest spread declined in 2010 as the decline in loan portfolio balances and, to a lesser extent, the impact of loans placed on non-accrual status offset the benefits of a favorable yield curve and improved credit spreads. Given the quantity and volatility of the variables affecting our net interest margin and net interest spread, we are unable to confidently predict our net interest margin and net interest spread in 2011.

Non-interest income decreased in 2010 due to a materially lower net gain on the sale of securities and reduced deposit-related fee income, which was partially offset by higher income from insurance and annuities and other fee income. Wealth management performed slightly better than our expectations for 2010.

Non-interest expense increased slightly in 2010 as a significant increase in expenses related to non-performing assets and write-downs on OREO offset the favorable impact of our focus on improving efficiency through operational reviews and technology deployments. We expect that the expenses related to non-performing loans and classified asset management will decline in the latter part of 2011 in conjunction with the anticipated gradual decline of the levels of non-performing assets.

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

Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Our allowance for loan losses provides for probable incurred losses based upon evaluations of known and inherent risks in the loan portfolio. We review the level of the allowance on a quarterly basis and establish the provision for loan losses based upon historical loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors to assess the adequacy of the allowance for loan losses. Among the material estimates that we must make to establish the allowance are loss exposure at default; the amount and timing of future cash flows on affected loans; the value of collateral; and a determination of loss factors to be applied to the various elements of the loan portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to us to establish the allowance for loan losses, future adjustments to the allowance may be necessary if borrower financial, collateral valuation or economic conditions differ substantially from the information and assumptions used in making the evaluation. In addition, as an integral part of their examination process, our regulatory agencies periodically review the allowance for loan losses. These agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Intangible Assets. Acquisitions accounted for under purchase accounting require us to record as assets on our financial statements both goodwill, an intangible asset that is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired, and identifiable intangible assets such as core deposit intangibles and non-compete agreements. We evaluate our goodwill asset at least annually, or when other indicators suggest that an impairment may have occurred. We are required to reduce the carrying value of our goodwill asset through a charge to earnings if an impairment exists. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. The valuation techniques that we use to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates that we used to determine the carrying value of our goodwill and identifiable intangible assets or which otherwise adversely affect their value or estimated lives could have a material adverse impact on our results of operations. As of December 31, 2010, our intangible assets consisted of a goodwill asset of $22.6 million and core deposit intangibles of $2.7 million.

In performing its analysis, the third-party valuation firm considered three general approaches to valuation: the asset-based approach, the market approach, and the income approach. In its valuation, the third-party valuation firm used two methods within the market approach and one method within the income approach. The method utilized within the income approach was the discounted cash flow method, which relies upon the perception of a future stream of benefits, the present value of which represents the indication of value of BankFinancial FSB, the reporting unit pursuant to applicable ASC 350 guidance. The methods utilized within the market approach were the guideline public company method and guideline transaction method. The guideline public company method utilizes the pricing of guideline public companies, which in our case were publicly-traded banks and bank holding companies bearing certain similarities to the reporting unit, including asset size, geographic region, and profitability. The third-party valuation firm concluded that the fair value of the reporting unit, exceeded its carrying value as of the valuation date, and therefore, there was no impairment of our goodwill asset pursuant to the first step of the goodwill impairment test prescribed by ASC 350, Intangibles – Goodwill and Other. We concurred with the methodology and the conclusion of the third-party valuation firm.

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. No valuation allowance was required at December 31, 2010. Although we have determined a valuation allowance is not required for any deferred tax assets at December 31, 2010, there is no guarantee that a valuation allowance will not be required in the future.

Statement of Financial Condition at December 31, 2010 and December 31, 2009

Total assets decreased $36.3 million, or 2.3%, to $1.531 billion at December 31, 2010, from $1.567 billion at December 31, 2009, primarily due to a $167.8 million decrease in net loans, to $1.051 billion at December 31, 2010, from $1.219 billion at December 31, 2009, partially offset by a $112.6 million increase in net cash and cash equivalents to $220.8 million at December 31, 2010, from $108.2 million at December 31, 2009.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together make up 75.9% of gross loans. Net loans receivable decreased $167.8 million, or 13.8%, to $1.051 billion at December 31, 2010, from $1.219 billion at December 31, 2009. Nonresidential real estate loans decreased $34.6 million, or 10.9%, primarily due to principal payments of $56.6 million, which were partially offset by $15.3 million in draws on existing credit commitments. Multi-family mortgage loans decreased by $32.3 million, or 9.8%, due in substantial part to a HUD refinancing that was completed by a related group of borrowers. Commercial loans decreased by $23.4 million, or 26.6%, due the combined impact of loan pay downs and reduced originations. Commercial leases decreased by $25.7 million, or 14.5%, as scheduled lease payments outpaced originations. Construction and land loans decreased $14.2 million, or 43.5%, primarily due to project sales and conversions to permanent amortizing loans. One-to-four family residential mortgage loans decreased $33.3 million, or 11.5%, primarily due to refinancings that were not replaced with new originations.

Our allowance for loan losses increased by $3.6 million, to $22.2 million at December 31, 2010, from $18.6 million at December 31, 2009. The increase reflects the combined impact of a $4.4 million increase in the portion of the specific allowance for loan losses that we allocate to impaired loans and $8.5 million in net charge-offs, which were partially offset by a $794,000 decrease in the general component of the allowance for loan losses. Increases in the specific portion of the allowance for loan losses occurred principally in the following areas: multi-family mortgage loans ($2.6 million); non-residential real estate loans ($131,000); commercial loans ($1.1 million); construction and land loans ($729,000); and commercial leases ($72,000). Net decreases in the specific portion of the allowance for loan losses that we allocate to impaired loans occurred for investor-owned one-to-four family residential loans ($283,000), due to the transfer of properties to other real estate owned during 2010.

Securities increased by $18.6 million, or 18.2%, to $120.7 million at December 31, 2010, from $102.1 million at December 31, 2009. The primary reason for the increase was $50.5 million in security purchases, which were partially offset by $31.8 million in principal repayments, sales and maturities of securities. In 2010, we utilized investments in FDIC insured certificates of deposit as an investment option.

We owned common stock of the FHLBC with a stated par value of $15.6 million at December 31, 2010 and 2009. The FHLBC did not declare or pay any dividends from the third quarter of 2007 through 2010. In the first quarter of 2011, the FHLBC declared and paid a cash dividend at an annualized rate of 10 basis points per share.

In late 2009, we prepaid our estimated quarterly risk-based assessments for the remainder of 2009, and for all of 2010, 2011, and 2012, pursuant to the FDIC final rule requiring the prepayment of deposit insurance assessments by insured depository institutions. At December 31, 2010, the remaining prepaid FDIC assessment was $4.8 million.

In conjunction with the sale of our Freddie Mac preferred stocks in 2009, we recorded an income tax receivable of $11.7 million at December 31, 2009. We received $11.3 million in tax refunds during 2010. Other assets increased $2.9 million to $15.1 million at December 31, 2010, from $12.2 million at December 31, 2009, primarily due to a $2.7 million increase in deferred tax assets.

Deposits increased $2.0 million, or 0.2%, to $1.235 billion at December 31, 2010, from $1.233 billion at December 31, 2009, primarily due to increased money market account, savings and noninterest-bearing demand balances. Money market accounts increased $18.9 million, or 5.9%, to $341.0 million at December 31, 2010, from $322.1 million at December 31, 2009. Savings accounts increased $2.8 million, or 2.9%, to $98.9 million at December 31, 2010, from $96.1 million at December 31, 2009, and noninterest-bearing demand accounts increased $4.2 million to $112.5 million at December 31, 2010, from $108.3 million at December 31, 2009. Total core deposits (savings, money market, noninterest-bearing demand and interest-bearing NOW accounts) increased as a percentage of total deposits, representing 69.2% of total deposits at December 31, 2010, compared to 67.3% of total deposits at December 31, 2009.

Borrowings decreased $27.0 million, or 53.2%, to $23.7 million at December 31, 2010, from $50.8 million at December 31, 2009, due to our repayments of maturing FHLBC advances.

Total stockholders’ equity was $253.3 million at December 31, 2010, compared to $263.6 million at December 31, 2009. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 356,411 shares of our common stock during 2010 at a total cost of $3.1 million, and our declaration and payment of cash dividends totaling $5.9 million, the $4.3 million net loss that we recorded for 2010 and a $50,000 decrease accumulated other comprehensive income. These items were partially offset by a $3.1 million increase in total stockholders’ equity that resulted from the vesting of stock-based compensation and ESOP shares earned. The unallocated shares of common stock that our ESOP owns were reflected as a $14.2 million reduction to stockholders’ equity at December 31, 2010, compared to a $15.2 million reduction to stockholders’ equity at December 31, 2009.

Loans

We originate multi-family mortgage loans, nonresidential real estate loans, commercial loans, commercial leases, and construction and land loans. In addition, we originate one-to-four family residential mortgage loans and consumer loans, and purchase and sell loan participations from time-to-time. The following briefly describes our principal loan products.

Multi-family Mortgage Loans. Loans secured by multi-family mortgage loans totaled $296.9 million, or 27.7%, of our total loan portfolio, at December 31, 2010. At December 31, 2010, $73.0 million of our multi-family mortgage loan portfolio consisted of loans originated in carefully selected metropolitan markets outside the Bank’s primary lending area, and these loans represented 24.6% of our multi-family mortgage loan portfolio and 6.8% of our total loan portfolio. Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. The majority of our multi-family mortgage loans have adjustable interest rates following an initial fixed-rate period, typically between three and five years.

Nonresidential Real Estate Loans. Loans secured by nonresidential real estate totaled $282.0 million, or 26.3%, of our total loan portfolio, at December 31, 2010. We emphasize nonresidential real estate loans with initial principal balances between $1.0 million and $5.0 million. The nonresidential real estate properties securing these loans are predominantly office buildings, light industrial buildings, shopping centers and mixed-use developments, and to a lesser extent, more specialized properties such as nursing homes and other healthcare facilities. Substantially all of our nonresidential real estate loans are secured by properties located in our primary market area. Our nonresidential real estate loans are typically written as three- or five-year adjustable-rate mortgage loans or mortgage loans with balloon maturities of three or five years. Amortization of these loans is typically based on 20- to 25-year payout schedules. We also originate some 15-year fixed-rate, fully amortizing loans.

Commercial Loans. Commercial loans totaled $64.7 million, or 6.0%, of our total loan portfolio, at December 31, 2010. This total includes unsecured commercial loans with an aggregate outstanding balance of $7.8 million. We generally make commercial loans to customers in our primary market area to finance equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to five years. The loans either carry a fixed-rate or adjustable interest rates indexed to a lending rate that is either determined internally or based on a short-term market rate index.

Commercial Leases. Commercial leases totaled $151.1 million, or 14.1%, of our total loan portfolio, at December 31, 2010. Our commercial leases primarily involve technology equipment, material handling equipment, medical equipment and other capital equipment. The transactions are generally structured as a non-recourse assignment by the leasing company of the payment stream on the lease supplemented by the grant of a security interest in the lease and the leased equipment. Consequently, we underwrite leases by examining the creditworthiness of the lessee rather than the lessor. The lessee generally agrees to send the lease payments directly to us. As of December 31, 2010, 57.7% of our commercial lease portfolio involved lessees with investment-grade rated public debt, 39.9% involved publicly-traded lessees with no public debt and thus no public debt rating, and 2.4% involved privately-held lessees or lessees with a below investment-grade public debt rating. Debt ratings are determined by Moody’s, Standard & Poors, Fitch, A.M. Best or an equivalent rating firm. Commercial leases typically have a maximum maturity of seven years and we limit our maximum outstanding credit exposure to $10.0 million to any single lessee. Leases to companies with no public debt ratings generally involve companies with a net worth in excess of $25.0 million and typically have a maximum maturity of five years.

Construction and Land Loans. Construction and land loans totaled $18.4 million, or 1.7%, of our total loan portfolio at December 31, 2010. These loans generally consist of land acquisition loans to help finance the purchase of land intended for further development, including single-family homes, multi-family housing and commercial income property, development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. These builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder, often in conjunction with development loans. In general, the maximum loan-to-value ratio for raw land acquisition loan is 65% of the appraised value of the property, and the maximum term of these loans is two years. The maximum amount loaned on a development loan is generally limited to the cost of the land and public improvements, and advances are made in accordance with a schedule reflecting the cost of the improvements. Advances are generally limited to 90% of actual construction costs and, as required by applicable regulations, a 75% loan to completed appraised value ratio. We have discouraged new construction lending for the past several years and have had only limited interest in site acquisition loans for future construction.

One-to-Four Family Residential Mortgage Lending. Conforming and non-conforming fixed-rate and adjustable-rate residential mortgage loans totaled $256.3 million, or 23.9%, of our total loan portfolio at December 31, 2010. Our residential mortgage loan portfolio includes traditional one-to-four family residential mortgage loans, home equity loans and home equity lines of credit that are secured by the borrower’s primary residence, and loans to investors in non-owner-occupied single-family homes. At December 31, 2010, home equity loans totaled $9.8 million, or 0.9%, of total loans, home equity lines of credit totaled $79.7 million, or 7.4%, of total loans, and loans to investors in non-owner-occupied single-family homes totaled $76.0 million, or 7.1% of total loans. We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which currently is $417,000 for single-family homes in our market area. Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%. At December 31, 2010, our adjustable-rate residential first mortgage loan portfolio totaled $129.6 million, and included $18.6 million in loans that re-price once a year and $111.0 million in loans that re-price periodically after an initial fixed-rate period of three years or more.

We also originate loans above conforming limits, referred to as “jumbo loans,” that are underwritten to the credit standards of Fannie Mae given the demand for these loans in the Chicago metropolitan area. We also originate loans that do not fully meet the credit standards of Fannie Mae if they are considered acceptable risks given their favorable compensating risk factors. In general, we do not originate or purchase loans with underwriting characteristics that, taken together, are materially lower than the credit standards of Fannie Mae, and as part of the underwriting process, we consider the availability of purchasers for jumbo and other nonconforming loans.

Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale, by type of loan at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to-four family residential	$256,300	23.92%	$289,623	23.44%	$312,390	24.39%	$345,245	27.33%	$397,545	29.71%
Multi-family mortgage	296,916	27.71	329,227	26.65	305,318	23.84	291,395	23.07	297,131	22.20
Nonresidential real estate	281,987	26.31	316,607	25.62	342,583	26.74	325,885	25.80	320,729	23.97
Construction and land	18,398	1.72	32,577	2.64	50,687	3.96	64,483	5.10	85,222	6.37
Commercial loans	64,679	6.04	88,067	7.13	92,679	7.23	87,777	6.95	94,305	7.05
Commercial leases	151,107	14.10	176,821	14.31	174,644	13.63	144,841	11.47	139,164	10.40
Consumer	2,182	0.20	2,539	0.21	2,655	0.21	3,506	0.28	4,045	0.30

Total loans	1,071,569	100.00%	1,235,461	100.00%	1,280,956	100.00%	1,263,132	100.00%	1,338,141	100.00%

Net deferred loan origination costs	1,377		1,701		1,912		2,086		2,424
Allowance for loan losses	(22,180)		(18,622)		(14,746)		(11,051)		(10,622)

Total loans, net	$1,050,766		$1,218,540		$1,268,122		$1,254,167		$1,329,943

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2010. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Within One Year	One Year Through Five Years	Beyond Five Years	Total
	(Dollars in thousands)

Scheduled Repayments of Loans:
One-to-four family residential	$31,866	$66,179	$158,255	$256,300
Multi-family mortgage	59,279	91,429	146,208	296,916
Nonresidential real estate	110,529	162,893	8,565	281,987
Construction and land	14,734	3,660	4	18,398
Commercial loans and leases	127,057	86,562	2,167	215,786
Consumer	1,025	753	404	2,182

Total loans	$344,490	$411,476	$315,603	$1,071,569

				Total
Loans Maturing After One Year:
Predetermined (fixed) interest rates				$360,108
Adjustable interest rates				366,971

Total loans				$727,079

Past Due Loans

The following table reflects investment and business loans past due less than 90 days:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Total 30 - 89 Days Past Due
	(Dollars in thousands)

Multi-family mortgage loans	$8,346	$4,235	$12,581
Nonresidential real estate loans	9,331	16,244	25,575
Construction and land loans	1,260	1,268	2,528
Commercial	8,522	886	9,408

Past due investment and business loans	$27,459	$22,633	$50,092

Matured loans	$17,401	$12,123	$29,524

% of past due investment and business matured loans	63.37%	53.56%	58.94%

At December 31, 2010, multifamily, non-residential real estate, construction and development and commercial loans past due loans totaled $50.1 million. Of the $50.1 million, $29.5 million or 58.9% were “Pass” rated matured loans in the process of renewal and $8.4 million or 16.8% were on non-accrual status. The remaining $13.0 million or 24.5% were subject to informal collection activity to bring the loan current.

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At December 31, 2010, we had four loans totaling $818,000 in this category.

We typically obtain new third-party appraisals or collateral valuations when we place a loan on nonaccrual status or when we commence formal collection action, unless the existing valuation information for the collateral is sufficiently current to comply with the requirements of our Appraisal and Collateral Valuation Policy ( “ACV Policy”). We also obtain new third-party appraisals or collateral valuations when the judicial foreclosure process concludes with respect to real estate collateral, and when we otherwise acquire actual or constructive title to real estate collateral. We use updated valuation information based on Multiple Listing Service data, broker opinions of value, actual sales prices of similar assets sold by us, and approved sales prices in response to offers to purchase similar assets owned by us to provide interim valuation information for financial statement and management purposes. Our ACV Policy establishes the maximum useful life of a real estate appraisal at 18 months. As of December 31, 2010, the average life of the third-party appraisals on collateral supporting the computation of ASC 310-10-35 specific valuation allowances was 12 months and the average life of the appraisals supporting the net realizable value of OREO was nine months. Because appraisals and updated valuations utilize historical or “ask-side” data in reaching valuation conclusions, the appraised or updated valuation may or may not reflect the actual sales price that we will receive at the time of sale.

Real estate appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property) and the cost approach. Not all appraisals utilize all three approaches. Depending on the nature of the collateral and market conditions, we may emphasize one approach over another in determining the fair value of real estate collateral. Appraisals may also contain different estimates of value based on the level of occupancy or planned future improvements. “As-is” valuations represent an estimate of value based on current market conditions with no changes to the use or condition of the real estate collateral. “As-stabilized” or “as-completed” valuations assume the real estate collateral will be improved to a stated standard or achieve its highest and best use in terms of occupancy. “As-stabilized” or “as-completed” valuations may be subject to a present value adjustment for market conditions or the schedule of improvements.

As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income-producing real estate, investors value most highly a stable income stream from the asset; consequently, we conduct a comparative evaluation to determine whether conducting a sale on an “as-is,” “as-stabilized” or “as-improved” basis is most likely to produce the highest net realizable value. If we determine that the “as-stabilized” or “as-improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of December 31, 2010, impaired real estate loans and OREO valued on an “as-is” basis was $27.3 million, or 74.0% of the total principal balance of impaired real estate loans, and $10.3 million, or 70.7% of the net book value of OREO.

Our estimates of the net realizable value of real estate collateral also include a deduction for the expected costs to sell the collateral or such other deductions from the cash flows resulting from the operation and liquidation of the asset as are appropriate. For most real estate collateral subject to the judicial foreclosure process, we apply a 10.0% deduction to the value of the asset to determine the expected costs to sell the asset. This estimate includes one year of real estate taxes, sales commissions and miscellaneous repair and closing costs. If we receive a purchase offer that requires unbudgeted repairs, or if the expected resolution period for the asset exceeds one year, we then include, on a case-by-case basis, the costs of the additional real estate taxes and repairs and any other material holding costs in the expected costs to sell the collateral. For OREO, we only apply a 5.0% deduction to determine the expected costs to sell, as expenses for real estate taxes and repairs are expensed when incurred.

Nonperforming Assets Summary

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Nonaccrual loans:
One-to-four family residential	$10,059	$11,453	$2,205	$2,196	$2,212
Multi-family mortgage	13,228	13,961	2,101	4,186	1,165
Nonresidential real estate	12,428	11,074	2,961	2,823	4,378
Construction and land	6,139	8,841	5,145	988	—
Commercial loans	3,766	4,160	1,141	1,751	1,419
Commercial leases	72	—	105	112	47
Consumer	3	—	—	2	5

Total nonaccrual loans	45,695	49,489	13,658	12,058	9,226

Other real estate owned:
One-to-four family residential	2,770	601	588	252	—
Multi-family mortgage	2,486	976	133	—	—
Nonresidential real estate	5,835	1,416	—	568	—
Land	1,745	1,091	234	—	—

Total other real estate owned	12,836	4,084	955	820	—

Other real estate owned in process:
One-to-four family residential	245	—	—	—	—
Nonresidential real estate	1,541	—	—	—	—

Total other real estate owned	1,786	—	—	—	—

Total nonperforming assets	$60,317	$53,573	$14,613	$12,878	$9,226

Ratios:
Nonperforming loans to total loans	4.26%	4.01%	1.07%	0.95%	0.69%
Nonperforming assets to total assets	3.94	3.42	0.94	0.87	0.57

Loans on Nonaccrual Status

At December 31, 2010, nonaccrual loans declined slightly due principally to transfers of loans to OREO and resolutions of pending cases. The decline was partially offset by isolated increases in nonaccrual loans in the commercial real estate and commercial lease categories. Nonaccrual loans decreased by $3.8 million to $45.7 million at December 31, 2010, from $49.5 million at December 31, 2009. For the year ended December 31, 2010, no accrued interest on nonaccrual loans had been recognized.

At December 31, 2010, our total non-performing loans involved 105 borrower relationships, or an average of $435,000 loan per borrower relationship. Therefore, there are no specific concentrations of credit risk such that a majority of loans involves only a few borrower relationships. Our three largest non-performing borrower relationships represent 31.9% of total non-performing loans. These loans are briefly described as follows:

•

We have a $5.8 million nonperforming loan that is secured by a retail shopping center located in our primary Chicago metropolitan market. As of December 31, 2010, this loan was on nonaccrual status and had a $787,000 specific valuation allowance that was based on an updated “as improved” third party appraisal. The shopping center is 92% occupied by businesses that are affiliated with investors in the entity that owns the shopping center. The loan is further secured by additional collateral pledged by the investors, and is supported by the personal guarantees of the investors. The business operations of the existing tenants of the shopping center, together with the supplementary personal resources of the guarantors, were not sufficient to comply with the planned payment schedule of principal and interest. Accordingly, pursuant to applicable regulatory guidance, future renewals of the loan will be classified as a troubled debt restructuring (“TDR”), and the loan will remain on nonaccrual status until the borrower’s business operations demonstrate the capability to sustain at least six months of debt service on a fully amortizing basis.

•

We have a $4.4 million nonperforming loan that is secured by a 242-unit multifamily residential building located outside of our primary Chicago metropolitan market. This loan is included in our Wholesale Commercial Lending category of loans. As of December 31, 2010, this loan was on nonaccrual status and had a $1.5 million specific valuation allowance that was based on an updated “as improved” third-party appraisal. The borrower initially filed a Chapter 11 bankruptcy petition, but the bankruptcy case was recently dismissed. A court-appointed receiver is now in place. We recently received two separate offers to purchase this property for prices in excess of our net book value, and tentatively expect this matter to be fully resolved in 2011.

•

We have a $4.4 million credit exposure to a single borrower, that is secured by a completed single-family residence that the borrower constructed for the purposes of sale, a parcel of vacant land, and the borrower’s personal residence. All of the real estate collateral is located in our primary Chicago metropolitan market. As of December 31, 2010, the loans were on nonaccrual status and had a $1.2 million specific valuation allowance based on updated “as is” third-party appraisals. The Bank has been appointed mortgagee-in-possession of the completed single family residence, and the pending foreclosure action is expected to conclude in 2011.

Other Real Estate Owned or In Process

Real estate that is acquired through foreclosure or a deed in lieu of foreclosure is classified as OREO or OREO in process until it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less the estimated costs of disposal as discussed above. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses.

	Balance at December 31, 2009	Additions	Write-downs	Charge-Offs	Sale	Balance at December 31, 2010
	(Dollars in thousands)
Other real estate owned and in process:

One-to-four family residential	$601	$3,777	$(1,196)	$—	$(167)	$3,015
Multi-family mortgage	976	5,037	(609)	(51)	(2,867)	2,486
Nonresidential real estate	1,416	7,219	(407)	—	(852)	7,376
Land	1,091	1,404	(84)	(45)	(621)	1,745

Total other real estate owned and in process	$4,084	$17,437	$(2,296)	$(96)	$(4,507)	$14,622

As discussed above, the appraised value of real estate assets may or may not reflect the actual sales price that will be received. We market real estate for sale based on our estimate of its net realizable value. Depending on the levels of market interest received during the initial period of market exposure, we may reduce the offering price in subsequent periods; if we do so, the new offering price becomes the new net realizable value. We may also accept an offer to purchase a given real estate asset at a price below the net realizable value if there has been limited interest at the original offering price and we conclude that further market exposure time (even at a price lower than the current offering price but higher than the proposed actual sales price) will not produce materially better results given the holding costs and management risks incurred over time.

Loan Extensions and Modifications

Maturing loans are subject to our standard loan underwriting policies and practices. Due to the need to obtain updated borrower and guarantor financial information, collateral information or to prepare revised loan documentations, loans in the process of renewal may appear as past due because the information needed to underwrite a renewal of the loan is not available to us prior to the maturity date of the loan. At times, short-term administrative extensions, which are typically 90 days in duration, are granted to facilitate proper underwriting. In general, loan modifications are subject to a risk-adjusted pricing analysis. We do not grant loan modification requests that involve below-market interest rates. Other than split-note restructurings conducted in conformance with applicable Federal Financial Institutions Examination Council (“FFIEC”) workout guidance, we do not grant loan modifications that involve principal concessions. We also do not grant loan modifications that suspend all loan payments for any period; however, we may grant loan modifications that involve the short-term suspension of principal amortization payments. Typically, we grant loan modifications for three to six month periods, at the conclusion of which the loan will either mature or return in all material respects to its original terms and conditions. During 2010, the Bank conducted thirteen commercial loan modifications to eight borrowers totaling $7.1 million (or 0.66% of total loans as of December 31, 2010) that did not qualify as troubled debt restructurings due to the fact that no concessions were made to the borrowers other than those which we would grant in the ordinary course of business. The modifications involved actions such as reducing an above-market interest rate to a market interest rate or extending a shorter-duration amortization period to a longer amortization period that remained in compliance with our normal underwriting standards. We also conducted loan modifications to four residential borrowers with a total exposure of $410,296. These modifications generally involved the repayment of past due principal and/or interest loan payments over a three- to six-month period of time, in exchange for a forbearance of our legal remedies.

When appropriate, we evaluate loan extensions or modifications in accordance with ASC 310-40 and related federal regulatory guidance concerning TDRs and the FFIEC workout guidance to determine the required treatment for nonaccrual status and risk classification purposes. In general, if we grant a loan modification or extension that involves either the absence of principal amortization (other than for revolving lines of credit which are customarily granted on interest-only terms), or if we grant a material extension of an existing loan amortization period in excess of our underwriting standards, the loan will be placed on nonaccrual status and impairment testing conducted to determine whether a specific valuation allowance or loss classification / charge-off is required. If the loan is well secured by an abundance of collateral and the collectability of both interest and principal is probable, the loan may remain on accrual status, but it will be classified as a TDR due to the concession made in the loan principal amortization payment component. A loan in full compliance with the payment requirements specified in a loan modification will not be considered as past due, but may nonetheless be placed on nonaccrual status or be classified as a TDR, as appropriate under the circumstances.

In accordance with the FFIEC workout guidance, the resulting “A” promissory note in a split-note restructuring will be considered a TDR at the time of the restructuring and will remain so classified for at least 12 months. The resulting “B” note will be either placed on nonaccrual status or charged-off and any payments on the “B” promissory note will be treated as a recovery of principal unless the note is fully collateralized pursuant to our underwriting standards and we believe that the collection of both the principal and interest of the “B” note is probable.

Troubled Debt Restructurings

The following table sets forth the troubled debt restructurings by loan category as of December 31,

	2010	2009
	(dollars in thousands)

Multi-family mortgage	$1,675	$—
Nonresidential real estate	1,699	7,406

Troubled debt restructured loans – accrual loans	3,374	7,406

Multi-family mortgage	13	—
Nonresidential real estate	3,137	2,152

Troubled debt restructured loans – nonaccrual loans	3,150	2,152

Total troubled debt restricted loans	$6,524	$9,558

TDR loans decreased $3.0 million in 2010. Total loans classified as TDRs represented 0.61% of the total loans at December 31, 2010.

Of the $6.5 million in loans that were classified as TDRs at December 31, 2010, 52% were on accrual status and continued to perform according to the terms of the applicable loan agreements. Of the $9.6 million in loans that were classified as TDRs at December 31, 2009, $7.4 million, or 77%, remained on accrual status as of that date. Subsequently, approximately 50% of the TDRs that were on accrual status at December 31, 2009 were placed on nonaccrual status during 2010 due principally to an inability of the borrowers to continue debt service on a fully-amortizing basis.

Risk Classification of Assets

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets, or designated as special mention.

An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral for the loan, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in assets classified as substandard with the added characteristic that the weaknesses present also make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted; such balances are promptly charged-off as required by applicable federal regulations. An asset designated as special mention has potential weaknesses that deserve close attention and, if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position with respect to the asset at some future date. Assets designated special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Based on a review of our assets at December 31, 2010, classified assets consisted of substandard assets of $60.4 million, doubtful assets of $477,000, and no loans classified as loss assets. As of December 31, 2010, we had $25.9 million of assets designated as special mention.

Allowance for Loan Losses

We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, trends in nonaccrual loans, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from the estimates as more information becomes available or events change.

We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors that, in our judgment, deserve current recognition in estimating probable incurred credit losses. We review the loan portfolio on an ongoing basis and make provisions for loan losses on a quarterly basis to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of two components:

•

specific allowances established for any impaired residential owner or non-owner occupied mortgage, multi-family mortgage, nonresidential real estate, construction and land, commercial, and commercial lease loans for which the recorded investment in the loan exceeds the measured value of the loan; and

•

general allowances for loan losses for each loan class based on historical loan loss experience; and adjustments to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable incurred credit losses for each loan class.

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

We evaluate the allowance for loan losses based upon the combined total of the specific and general components. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable incurred credit losses than would be the case without the increase. Conversely, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology generally results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

We review our loan portfolio on an ongoing basis to determine whether any loans require classification and impairment testing in accordance with applicable regulations and accounting principles. When we classify loans as either substandard or doubtful and in certain other cases, we review the collateral and future cash flow projections to determine if a specific reserve is necessary. The allowance for loan losses represents amounts that have been established to recognize incurred credit losses in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem loans as loss, we charge-off such amounts.

We refined the calculation of the general component of the allowance for loan losses during the fourth quarter of 2010 in response to the new FASB disclosure requirement to segment each loan portfolio category into specific loan classes (FASB Standards Update 2010-20 (ASU 210-20), “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”). Loan class segmentation tables are presented in Note 4 – Loans Receivable of the Consolidated Financial Statements. As a matter of consistency, the loan class segmentation was also applied within the 12-quarter loss history used to calculate the general component of the allowance for loan losses, an adjustment of the inherent risk factor weightings based on our evaluation of their relevance to the new loan classes, and the elimination of duplicative historical loss factors as a result of the segmentation of the portfolio by class. These refinements were applied to the loan balances, net of impaired loans, to calculate a $12.8 million general component of our allowance for loan losses at December 31, 2010. The refinements resulted in a net reduction of $1.7 million to the general component of our allowance for loan losses at December 31, 2010, principally due to the establishment of loan class segments that had lower historical loss ratios than the general loan categories to which they belong. Specifically, the refinements reduced the portion of the general component of the allowance for loan losses attributable to commercial leases by $908,000, the portion attributable to commercial loans by $788,000, the portion attributable to non-residential real estate loans by $195,000, and the portion attributable to multi-family mortgage loans by $144,000. These reductions were partially offset by a $384,000 increase in the portion of the general component of the allowance for loan losses that is attributable to one-to-four family mortgage loans.

While we use the best information available to make evaluations, future adjustments to the allowance may become necessary if conditions differ substantially from the information that we used in making the evaluations. Our determinations as to the risk classification of our loans and the amount of our allowance for loan losses are subject to review by our regulatory agencies, which can require that we establish additional loss allowances.

Net Charge-offs and Recoveries

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$18,622	$14,746	$11,051	$10,622	$11,514

Charge-offs:
One-to-four family residential	(2,292)	(461)	(248)	(10)	—
Multi-family mortgage	(2,385)	(297)	(169)	—	—
Nonresidential real estate	(2,897)	(1,518)	(605)	—	—
Construction and land	(525)	(2,262)	(115)	—	—
Commercial loans	(1,174)	(463)	(130)	(237)	(946)
Commercial leases	—	(22)	—	—	—
Consumer	(16)	(42)	(146)	(58)	(26)

Total charge-offs	(9,289)	(5,065)	(1,413)	(305)	(972)

Recoveries:
One-to-four family residential	69	82	1	—	—
Multi-family mortgage	3	—	—	—	—
Nonresidential real estate	633	36	4	—	—
Construction and land	58	—	—	—	—
Commercial loans	1	3	1	14	—
Commercial leases	—	6	—	—	—
Consumer	—	3	10	23	4

Total recoveries	764	130	16	37	4

Net charge-offs	(8,525)	(4,935)	(1,397)	(268)	(968)
Allowance of acquired bank	—	—	—	—	212
Provision (credit) for loan losses	12,083	8,811	5,092	697	(136)

Balance at end of year	$22,180	$18,622	$14,746	$11,051	$10,622

Ratios:
Net charge-offs to average loans outstanding	0.75%	0.39%	0.11%	0.02%	0.07%
Allowance for loan losses to nonperforming loans	48.54	37.63	107.97	91.65	115.13
Allowance for loan losses to total loans	2.07	1.51	1.15	0.87	0.79

Net charge-offs and total charge-offs were $8.5 million and $9.3 million, respectively, for the year ended December 31, 2010, compared to $4.9 million in net charge-offs and $5.1 million in total charge-offs for the year ended December 31, 2009, and $1.4 million in net charge-offs and total charge-offs for the year ended December 31, 2008. Total recoveries were $764,000 in 2010, compared to $130,000 in 2009 and $16,000 in 2008.

We recorded a provision for loan losses of $12.1 million in 2010, compared to $8.8 million in 2009 and $5.1 million in 2008. Of the $12.1 million provision for loan losses that we recorded in 2010, $4.4 million is attributable to the specific portion of the allowance for loan losses that we allocate to impaired loans and $8.5 million in charge-offs, which were partially offset by a $794,000 decrease in the general portion of the allowance for loan losses.

A loan balance is classified as a loss and charged-off when it is confirmed that there is no readily apparent source of repayment for the amount of the loan that is classified as loss. Confirmation can occur upon the receipt of updated third-party appraisal valuation information indicating that there is a low probability of repayment upon sale of the collateral, the final disposition of collateral where the net proceeds are insufficient to pay the loan balance in full, our failure to obtain possession of certain consumer-loan collateral within certain time limits specified by applicable federal regulations, the conclusion of legal proceedings where the borrower’s obligation to repay is legally discharged (such as a federal Chapter 7 bankruptcy proceeding), or when it appears that further formal collection procedures are not likely to result in net proceeds in excess of the costs to collect.

Included in 2010 charge-offs of $9.3 million were $3.3 million in charge-offs related to final disposition of collateral or other loan resolutions, of which $1.7 million occurred in the fourth quarter 2010. $6.0 million of charge-offs recorded at the time real estate transferred to other real estate owned, of which $3.8 million occurred in the fourth quarter 2010.

Allocation of Allowance for Loan Losses

The following table sets forth our allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2010			2009			2008
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to-four family residential	$3,556	$256,300	23.92%	$3,333	$289,623	23.44%	$2,040	$312,390	24.39%
Multi-family mortgage	7,032	296,916	27.71	3,597	329,227	26.65	2,370	305,318	23.84
Nonresidential real estate	5,714	281,987	26.31	5,696	316,607	25.62	4,659	342,583	26.74
Construction and land	2,461	18,398	1.72	1,861	32,577	2.64	1,899	50,687	3.96
Commercial loans	2,879	64,679	6.04	2,520	88,067	7.13	2,058	92,679	7.23
Commercial leases	518	151,107	14.10	1,591	176,821	14.31	1,668	174,644	13.63
Consumer	20	2,182	0.20	24	2,539	0.21	52	2,655	0.21

Total	$22,180	$1,071,569	100.00%	$18,622	$1,235,461	100.00%	$14,746	$1,280,956	100.00%

	At December 31,
	2007			2006
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to-four family residential	$1,823	$345,245	27.33%	$1,855	$397,545	29.71%
Multi-family mortgage	2,206	291,395	23.07	1,908	297,131	22.20
Nonresidential real estate	3,055	325,885	25.80	2,846	320,729	23.97
Construction and land	937	64,483	5.10	1,120	85,222	6.37
Commercial loans	1,799	87,777	6.95	1,741	94,305	7.05
Commercial leases	1,174	144,841	11.47	1,112	139,164	10.40
Consumer	57	3,506	0.28	40	4,045	0.30

Total	$11,051	$1,263,132	100.00%	$10,622	$1,338,141	100.00%

Securities

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

At December 31, 2010, our mortgage-backed securities and collateralized mortgage obligations (“CMOs”) reflected in the following table were issued by U.S. government-sponsored enterprises and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the federal government has affirmed its commitment to support. The equity securities reflected in the 2008 columns in the table consist of Freddie Mac preferred stocks. All securities reflected in the table were classified as available-for-sale at December 31, 2010, 2009 and 2008.

We hold the FHLBC common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost of our FHLBC common stock as of December 31, 2010 was $15.6 million based on its par value. There is no market for FHLBC common stock. Due to our receipt of stock dividends in prior years and the amount of our outstanding FHLBC advances, we owned shares of FHLBC common stock at December 31, 2010 with a par value that was $9.0 million more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances (“excess” or “voluntary” capital stock).

The following table sets forth the composition, amortized cost and fair value of our securities at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Securities:
Certificate of deposits	$27,766	$27,766	$—	$—	$500	$500
Municipal securities	675	709	1,225	1,303	1,735	1,811
SBA guaranteed loan participation certificates	103	105	114	115	131	125
Equity securities:
Freddie Mac	—	—	—	—	2,356	353

Total	28,544	28,580	1,339	1,418	4,722	2,789

Mortgage-backed Securities:
Mortgage-backed securities - residential	41,034	42,435	33,008	34,057	41,865	41,976
CMOs and REMICs - residential	48,262	49,732	64,791	66,651	79,425	80,154

Total mortgage-backed securities	89,296	92,167	97,799	100,708	121,290	122,130

Total	$117,840	$120,747	$99,138	$102,126	$126,012	$124,919

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

We also periodically evaluate our FHLBC common stock, which is not a marketable investment security, for impairment in accordance with Statement of Position (SOP) 01-6 (ASC 942-325-35), Accounting by Certain Entities (Including Entities with Trade Receivables) that lend to or Finance the Activities of Others. SOP 01-6 provides that when evaluating FHLB stock for impairment, its value should be determined based on the ultimate recovery of its par value rather than by recognizing temporary declines in value.

The FHLBC is subject to a cease and desist order issued by the FHFA, in 2007. Among other things, the cease and desist order requires the FHLBC to submit a capital plan to the FHFA, prohibits certain capital stock repurchases and stock redemptions, including certain redemptions upon membership withdrawal, without the prior approval of the Director, and prohibits the payments of dividends without the prior approval of the Director. The FHLBC has reported that it has submitted a capital plan to the Director but that it has not yet been approved. The FHLBC did not pay any dividends from the third quarter of 2007 through 2010, but in the first quarter of 2011, paid a nominal cash dividend at an annualized rate of 10 basis points per share. The FHLBC reported in February 2011 that it had earnings of net income of $366 million for 2010, compared to a net loss of $65 million in 2009, and that it is compliance with its regulatory capital requirements.

We considered the above evidence in accordance with SOP 01-6 and concluded that it is probable that its par value is ultimately recoverable based on the FHLBC’s current compliance with its regulatory capital requirements, the net income that it reported for 2010, its receipt of approval from the Director to pay a dividend in the first quarter of 2011 and published reports indicating that it is continuing to work with the FHFA to finalize a capital plan.

Portfolio Maturities and Yields

The composition and maturities of the securities portfolio and the mortgage-backed securities portfolio at December 31, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis, as the amount is immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)

Mortgage-backed Securities:
Pass-through securities:
Fannie Mae	$—	—%	$178	4.50%	$946	5.87%	$19,359	3.24%	$20,483	3.37%	$21,579
Freddie Mac	—	—	98	3.13	581	2.11	4,546	5.05	5,225	4.69	5,512
Ginnie Mae	—	—	—	—	—	—	15,326	2.34	15,326	2.34	15,344
CMOs and REMICs	—	—	—	—	154	3.11	48,108	4.09	48,262	4.08	49,732

Total	—	—	276	4.02	1,681	4.32	87,339	3.64	89,296	3.66	92,167

Securities:
Certificates of deposit	22,712	0.58	5,054	0.74	—	—	—	—	27,766	0.61	27,766
Municipal securities	160	4.15	515	4.47	—	—	—	—	675	4.39	709
SBA guaranteed loan participation certificates	—	—	—	—	103	1.75	—	—	103	1.75	105

Total	22,872	0.60	5,569	1.09	103	1.75	—	—	28,544	0.70	28,580

Total securities	$22,872	0.60%	$5,845	1.22%	$1,784	4.17%	$87,339	3.64%	$117,840	2.94%	$120,747

Sources of Funds

Deposits. At December 31, 2010, our deposits totaled $1.235 billion. Interest-bearing deposits totaled $1.123 billion and noninterest-bearing demand deposits totaled $112.5 million. NOW, savings and money market accounts totaled $742.8 million. Noninterest-bearing demand deposits at December 31, 2010 included $6.0 million in internal checking accounts, such as accounts for Bank cashier’s checks and money orders. At December 31, 2010, we had $380.1 million of certificates of deposit outstanding, of which $271.2 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we believe, based on historical experience and our current pricing strategy, that we will retain a significant portion of these accounts upon maturity.

We originate deposits predominantly from the areas where our branch offices are located. We rely on our favorable locations, customer service, competitive pricing, our Internet Branch and related deposit services such as cash management to attract and retain these deposits. While we accept certificates of deposit in excess of the FDIC’s deposit insurance limits, we generally do not solicit such deposits because they are more difficult to retain than core deposits and at times are more costly than brokered deposits.

The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	Years Ended December 31,
	2010			2009			2008
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest bearing demand:
Retail	$26,308	2.11%	—%	$28,058	2.39%	—%	$25,617	2.45%	—%
Commercial	75,986	6.08	—	77,279	6.55	—	79,099	7.53	—

Total non-interest bearing demand	102,294	8.19	—	105,337	8.94	—	104,716	9.98	—
Savings deposits	98,338	7.87	0.43	97,187	8.24	0.51	98,171	9.35	0.73
Money market accounts	347,250	27.81	0.94	270,583	22.94	1.66	210,857	20.08	2.56
Interest-bearing NOW accounts	295,720	23.68	0.49	284,583	24.13	0.77	311,886	29.71	1.55
Certificates of deposit	405,188	32.45	1.78	421,640	35.75	2.69	324,239	30.88	3.42

Total deposits	$1,248,790	100.00%		$1,179,330	100.00%		$1,049,869	100.00%

The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2010.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$52,472	$51,449	$75,817	$63,346	$243,084
Certificates of deposit of $100,000 or more	23,728	26,132	41,645	45,485	136,990

Total certificates of deposit	$76,200	$77,581	$117,462	$108,831	$380,074

Borrowings. Our borrowings consist primarily of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of year	$23,749	$50,784	$200,350
Average balance during year	37,653	101,785	110,039
Maximum outstanding at any month end	50,384	141,970	200,350
Weighted average interest rate at end of year	2.00%	2.44%	1.33%
Average interest rate during year	2.27%	2.02%	3.30%

At December 31, 2010, we had the capacity to borrow an additional $240.5 million under our credit facilities with the FHLBC. Furthermore, we had unpledged securities that could be used to support in excess of $71.4 million of additional FHLBC borrowings.

At December 31, 2010, we had a pre-approved overnight federal funds borrowing capacity of $28.0 million and a line of credit with the Federal Reserve Bank of Chicago for $425,000. At December 31, 2010, there were no outstanding federal funds borrowings and there was no outstanding balance on the line of credit.

Statement of Operating Results for the Years Ended December 31, 2010, 2009 and 2008

Net Income

Comparison of Year 2010 to 2009. We recorded a net loss of $4.3 million for the year ended December 31, 2010, compared to net loss of $738,000 for the year ended December 31, 2009. The net loss for 2010 was attributable in substantial part to the combined impact of a $12.1 million provision for loan losses and $7.3 million for nonperforming asset management expense and operations of other real estate owned. The 2009 results included an $8.8 million provision for loan losses and a $401,000 loss on impairment of securities. The impact of these items in 2009 was partially offset by a $1.3 million gain that we recognized on the sale of our merchant processing operations. Our loss per share of common stock for year ended December 31, 2010 was $0.22 per share, compared to $0.04 per share for the year ended December 31, 2009.

Comparison of Year 2009 to 2008. We recorded a net loss of $738,000 for the year ended December 31, 2009, compared to net loss of $19.4 million for the year ended December 31, 2008. The net loss for 2009 was attributable in substantial part to the combined impact of an $8.8 million provision for loan losses, a $401,000 pre-tax impairment loss on our Freddie Mac preferred stocks, and a $998,000 pre-tax loss that we recognized upon the subsequent sale of these securities. In addition, we recorded a $2.2 million expense, compared to $162,000 in 2008, for FDIC quarterly and special assessments in 2009 due to the combined effect of the FDIC’s increase in its quarterly assessment rate, the FDIC’s imposition of a special assessment against all insured depository institutions and the full utilization of the FDIC assessment credits that we previously had available to offset or reduce FDIC quarterly assessments. The impact of these items was partially offset by a $1.3 million gain that we recognized on the sale of our merchant processing operations in 2009. The net loss for 2008 was primarily due to a $35.9 million pre-tax impairment loss that we recorded on our Freddie Mac preferred stocks. Our loss per share of common stock for year ended December 31, 2009 was $0.04 per share, compared to a loss of $0.98 per share for the year ended December 31, 2008.

Net Interest Income

Comparison of Year 2010 to 2009. Net interest income decreased by $1.8 million, or 3.4%, to $51.8 million for the year ended December 31, 2010, from $53.6 million for the year ended December 31, 2009. Our net interest rate spread remained at 3.36% for the years ended December 31, 2010 and 2009. Our net interest margin decreased by 12 basis points to 3.57% for the year ended December 31, 2010, from 3.69% for the year ended December 31, 2009. Our average interest-earning assets remained at $1.451 billion for the year ended 2010 and 2009, and our average interest-bearing liabilities increased $8.4 million to $1.184 billion in 2010, from $1.176 billion in 2009.

Interest income decreased by $9.2 million, or 12.4%, to $64.9 million for the year ended December 31, 2010, from $74.1 million for the year ended December 31, 2009. The decrease in interest income resulted primarily from a 64 basis point decrease in the average yield on interest earning assets to 4.47% for the year ended December 31, 2010, from 5.11% for the year ended December 31, 2009, and a decrease in average loans receivable.

Interest income on loans, the most significant portion of interest income, decreased by $8.2 million, or 11.9%, to $60.9 million for the year ended December 31, 2010, from $69.2 million for the year ended December 31, 2009. The average yield on loans decreased 10 basis points to 5.34% for the year ended December 31, 2010, from 5.44% for the year ended December 31, 2009. Interest income on loans and the average yield on loans were impacted by a $130.2 million, or 10.2%, decrease in average loans receivable to $1.141 billion for the year ended December 31, 2010, from $1.271 billion for the year ended December 31, 2009, and a net increase of $381,000 in the reserve for uncollected interest relating to loans that were placed on nonaccrual status during the year ended December 31, 2010.

Interest income on securities decreased $1.3 million, or 27.6%, to $3.5 million for the year ended December 31, 2010, from $4.8 million for the year ended December 31, 2009. The decrease in interest income on securities was due in substantial part to a $26.6 million, or 23.6%, decrease in the average balance of securities to $86.0 million for the year ended December 31, 2010, from $112.7 million for the year ended December 31, 2009. The average yield on securities decreased by 23 basis points to 4.05% for the year ended December 31, 2010, from 4.28% for the year ended December 31, 2009.

The FHLBC did not pay dividends on its common stock in 2010 or 2009.

Interest income on interest-bearing deposits in other financial institutions increased $399,000 to $522,000 for the year ended December 31, 2010, from $123,000 for the year ended December 31, 2009. The increase was primarily due to a $156.7 million increase in the average balance of our interest bearing deposits in other financial institutions to $208.7 million for the year ended December 31, 2010, from $52.0 million for the year ended December 31, 2009. The average yield on our interest-bearing deposits in other financial institutions increased one basis point to 0.25% for the year ended December 31, 2010, from 0.24% for the year ended December 31, 2009.

Interest expense decreased by $7.4 million, or 35.9%, to $13.2 million for the year ended December 31, 2010, from $20.6 million for the year ended December 31, 2009, representing a decrease in both interest expense on deposits and interest expense on borrowings.

Interest expense on deposits decreased by $6.2 million, or 33.3%, to $12.3 million for the year ended December 31, 2010, from $18.5 million for the year ended December 31, 2009. The decrease in interest expense on deposits was primarily due to a 64 basis point decrease in the average rates paid on deposits, which was partially offset by a $72.5 million, or 6.8%, net increase in the average balance of deposits. The average cost of deposits was 1.08% for the year ended December 31, 2010, compared to 1.72% for the year ended December 31, 2009. The average rate paid on savings accounts decreased eight basis points to 0.43% from 0.51%. On a year over year basis, the average cost of money market accounts decreased 72 basis points to 0.94%, from 1.66%, the average cost of NOW accounts decreased 28 basis points to 0.49%, from 0.77%, and the average cost of certificates of deposit decreased 91 basis points to 1.78% from 2.69%. The average balances of money market accounts increased $76.7 million, or 28.3%, the average balance of NOW accounts increased $11.1 million, or 3.9%, and the average balance of savings accounts increased $1.2 million, or 1.2% for the year ended December 31, 2010. These increases were partially offset by a decrease in the average balances of certificates of deposit of $16.5 million, or 3.9% for the year ended December 31, 2010.

Interest expense on borrowings decreased by $1.2 million, or 58.5%, to $853,000 for the year ended December 31, 2010, from $2.1 million for the year ended December 31, 2009. This decrease was due in substantial part to a decrease in the average balance of borrowings of $64.1 million, or 63.0%, to $37.7 million at December 31, 2010, from $101.8 million at December 31, 2009. The decrease was partially offset by a 25 basis point increase in the average cost of borrowings to 2.27% for the year ended December 31, 2010, from 2.02% for the year ended December 31, 2009.

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

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and expenses, discounts and premiums, purchase accounting adjustments that are amortized or accreted to interest income or expense.

	Years Ended December 31,
	2010			2009			2008
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)

Interest-earning Assets:
Loans	$1,140,865	$60,926	5.34%	$1,271,024	$69,170	5.44%	$1,241,518	$73,983	5.96%
Securities	86,032	3,488	4.05	112,645	4,816	4.28	83,455	3,861	4.63
Stock in FHLBC	15,598	—	—	15,598	—	—	15,598	—	—
Other	208,742	522	0.25	52,032	123	0.24	8,487	116	1.37

Total interest-earning assets	1,451,237	64,936	4.47	1,451,299	74,109	5.11	1,349,058	77,960	5.78

Noninterest-earning assets	111,314			115,876			113,957

Total assets	$1,562,551			$1,567,175			$1,463,015

Interest-bearing Liabilities:
Savings deposits	$98,338	421	0.43	$97,187	495	0.51	$98,171	715	0.73
Money market accounts	347,250	3,252	0.94	270,583	4,503	1.66	210,857	5,397	2.56
NOW accounts	295,720	1,441	0.49	284,583	2,178	0.77	311,886	4,844	1.55
Certificates of deposit	405,188	7,219	1.78	421,640	11,325	2.69	324,239	11,077	3.42

Total deposits	1,146,496	12,333	1.08	1,073,993	18,501	1.72	945,153	22,033	2.33
Borrowings	37,653	853	2.27	101,785	2,056	2.02	110,039	3,634	3.30

Total interest-bearing liabilities	1,184,149	13,186	1.11	1,175,778	20,557	1.75	1,055,192	25,667	2.43

Noninterest-bearing deposits	102,294			105,337			104,716
Noninterest-bearing liabilities	14,003			19,288			19,447

Total liabilities	1,300,446			1,300,403			1,179,355
Equity	262,105			266,772			283,660

Total liabilities and equity	$1,562,551			$1,567,175			$1,463,015

Net interest income		$51,750			$53,552			$52,293

Net interest rate spread (1)			3.36%			3.36%			3.35%
Net interest-earning assets (2)	$267,088			$275,521			$293,866

Net interest margin (3)			3.57%			3.69%			3.88%

Ratio of interest-earning assets to interest-bearing liabilities	122.56%			123.43%			127.85%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$(6,989)	$(1,255)	$(8,244)	$1,725	$(6,538)	$(4,813)
Securities	(1,082)	(246)	(1,328)	1,266	(311)	955
Stock in FHLBC	—	—	—	—	—	—
Other	394	5	399	171	(164)	7

Total interest-earning assets	(7,677)	(1,496)	(9,173)	3,162	(7,013)	(3,851)

Interest-bearing liabilities:
Savings deposits	6	(80)	(74)	(7)	(213)	(220)
Money market accounts	1,045	(2,296)	(1,251)	1,289	(2,183)	(894)
NOW accounts	83	(820)	(737)	(392)	(2,274)	(2,666)
Certificates of deposit	(425)	(3,681)	(4,106)	2,912	(2,664)	248
Borrowings	(1,431)	228	(1,203)	(255)	(1,323)	(1,578)

Total interest-bearing liabilities	(722)	(6,649)	(7,371)	3,547	(8,657)	(5,110)

Change in net interest income	$(6,955)	$5,153	$(1,802)	$(385)	$1,644	$1,259

Provision for Loan Losses

We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.

Comparison of Year 2010 to 2009. We recorded a provision for loan losses of $12.1 million for the year ended December 31, 2010, compared to a provision for loan losses of $8.8 million for the year ended December 31, 2009. The 2010 provision for loan losses reflects the combined impact of a $4.4 million increase in the specific portion of the allowance for loan losses that we allocate to impaired loans and $8.5 million in net charge-offs, which were partially offset by a $794,000 decrease in the general portion of the allowance for loan losses.

Net loan charge-offs for 2010 were $8.5 million, or 0.75% of average loans, compared to $4.9 million, or 0.39% of average loans, in 2009. Our allowance for loan losses was $22.2 million, or 2.07% of total loans, at December 31, 2010, compared to $18.6 million, or 1.51% of total loans, at December 31, 2009. The allowance for loan losses represented 48.5% of nonperforming loans at December 31, 2010. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Comparison of Year 2009 to 2008. We recorded a provision for loan losses of $8.8 million for the year ended December 31, 2009, compared to a provision for loan losses of $5.1 million for the year ended December 31, 2008. The 2009 provision for loan losses reflects a $2.4 million increase in the specific portion of the allowance for loan losses that we allocate to impaired loans, a $1.5 million increase in the general portion of the allowance for loan losses, and $4.9 million in net charge-offs. We increased the general portion of the allowance by $1.5 million based on the continued deterioration in national and local economic risk factors included in our model for determining the proper level of general reserves.

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

Noninterest Income

	Years Ended December 31,			Change
	2010	2009	2008	2010/2009	2009/2008
	(Dollars in thousands)

Noninterest Income:
Deposit service charges and fees	$3,020	$3,363	$3,571	$(343)	$(208)
Other fee income	1,868	1,816	1,944	52	(128)
Insurance commissions and annuities income	775	715	794	60	(79)
Gain on sale of loans, net	501	699	118	(198)	581
Gain (loss) on sales of securities	31	(988)	1,385	1,019	(2,373)
Gain on unredeemed VISA stock	—	—	1,240	—	(1,240)
Gain (loss) on disposition of premises and equipment	(19)	(40)	(302)	21	262
Loan servicing fees	604	653	771	(49)	(118)
Amortization and impairment of servicing assets	(475)	(446)	(524)	(29)	78
Earnings (loss) on bank owned life insurance	430	(20)	586	450	(606)
Other	393	1,487	835	(1,094)	652

Total noninterest income	$7,128	$7,239	$10,418	$(111)	$(3,179)

Comparison of Year 2010 to 2009. Our noninterest income decreased by $111,000 to $7.1 million for the year ended December 31, 2010, from $7.2 million for the year ended December 31, 2009. Our noninterest income for 2010 included $31,000 gain on the sale of securities, compared a $988,000 pre-tax loss relating to the sale of our Freddie Mac preferred stocks in 2009. Additional factors affecting the change in noninterest income from year-to-year included a $343,000, or 10.2%, decrease in deposit service charges and fees to $3.0 million, from $3.4 million for 2009. Income from insurance commissions and annuities increased by $60,000, or 8.4%, to $775,000 for the year ended December 31, 2010, compared to $715,000 for 2009. Gains on the sale of loans decreased by $198,000, or 28.3%, to $501,000, compared to $699,000 for 2009. We recognized a net loss of $19,000 on the disposition of premises and equipment during 2010, compared to a net loss of $40,000 in 2009. Loan servicing fees decreased $49,000, or 7.5%, to $604,000 for the year ended December 31, 2010, from $653,000 for the year ended December 31, 2009. Mortgage servicing rights amortization expense increased $67,000 or 13.9%, to $549,000 for the year ended December 31, 2010, compared to $482,000 for 2009. We recorded a reserve recovery of $74,000 on our mortgage servicing rights in 2010, compared to a reserve recovery of $36,000 on our mortgage servicing rights in 2009. Bank-owned life insurance produced earnings of $430,000 for 2010, compared to a loss of $20,000 for 2009. Other income for 2009 included a $1.3 million gain on the sale of our merchant processing operations.

Comparison of Year 2009 to 2008. Our noninterest income decreased by $3.2 million to $7.2 million for the year ended December 31, 2009, from $10.4 million for the year ended December 31, 2008. Our noninterest income for 2009 included a $988,000 pre-tax loss relating to the sale of our Freddie Mac preferred stocks, compared to $2.6 million in pre-tax gains relating to the redeemed and unredeemed shares of Visa, Inc. Class B common stock that were allocated to us in the initial public offering that Visa, Inc. conducted in March of 2008. Additional factors affecting the change in noninterest income from year-to-year included a $208,000, or 5.8%, decrease in deposit service charges and fees to $3.3 million, from $3.6 million for 2008. Other fee income decreased $128,000, or 6.6%, to $1.8 million, compared to $1.9 million for 2008. Income from insurance commissions and annuities decreased by $79,000, or 10.0%, to $715,000 for the year ended December 31, 2009, compared to $794,000 for 2008, due to decreased sales activity. Gains on the sale of loans increased by $581,000 to $699,000, compared to $118,000 for 2008. We recognized a net loss of $40,000 on the disposition of premises and equipment during 2009, compared to a net loss of $302,000 in 2008. Loan servicing fees decreased $118,000, or 15.3%, to $653,000 for the year ended December 31, 2009, from $771,000 for 2008. Mortgage servicing rights amortization expense increased $68,000 or 16.4%, to $482,000 for the year ended December 31, 2009, compared to $414,000 for 2008. We recorded a reserve recovery of $36,000 on our mortgage servicing rights in 2009, compared to a $110,000 reserve that we recorded for 2008. Bank-owned life insurance produced a loss of $20,000 for 2009, compared to income of $586,000 for 2008, due to our decision to temporarily move investable policy funds into a low-yielding money market sub-account at the end of 2008 as a means of protecting the underlying value of the policy. Other income totaled $1.5 million for the year ended December 31, 2009, compared to $835,000 for 2008, due primarily to the recording of a $1.3 million gain on the sale of our merchant processing operations in the fourth quarter of 2009.

Noninterest Expense

	Years Ended December 31,			Change
	2010	2009	2008	2010/2009	2009/2008
	(Dollars in thousands)

Noninterest Expense:
Compensation and benefits	$26,339	$29,046	$30,535	$(2,707)	$(1,489)
Office occupancy and equipment	6,380	6,845	6,874	(465)	(29)
Advertising and public relations	1,277	1,321	1,361	(44)	(40)
Information technology	3,733	3,637	3,662	96	(25)
Supplies, telephone and postage	1,596	1,819	2,070	(223)	(251)
Amortization of intangibles	1,595	1,690	1,784	(95)	(94)
Nonperforming asset management	3,342	770	—	2,572	770
Operations of other real estate owned	3,972	1,273	434	2,699	839
Loss on impairment of securities	—	401	35,919	(401)	(35,518)
Loss on early extinguishment of borrowings	—	—	1,975	—	(1,975)
FDIC insurance premiums	2,126	2,225	162	(99)	2,063
Other	3,489	3,704	4,280	(215)	(576)

Total noninterest expense	$53,849	$52,731	$89,056	$1,118	$(36,325)

Comparison of Year 2010 to 2009. For the year ended December 31, 2010, noninterest expense increased by $1.1 million, or 2.1%, to $53.8 million, from $52.7 million for the year ended December 31, 2009. Noninterest expense for 2010 included $7.3 million in expenses for nonperforming asset management and operations of other real estate owned. Noninterest expense for 2009 included a $401,000 pre-tax impairment loss that we recorded on our holdings of Freddie Mac preferred stocks. Additional factors affecting the change in noninterest expense from year-to-year included a $2.7 million, or 9.3%, decrease in compensation expense to $26.3 million for the year ended December 31, 2010, from $29.0 million for the year ended December 31, 2009. The decrease was due in part to a decrease of 44 full-time equivalent employees from 372 in 2009 to 328 in 2010. Supplies, telephone and postage expenses decreased $223,000, or 12.3%, to $1.6 million, and intangible amortization expense decreased by $95,000. Net expenses for nonperforming asset management for 2010 included legal expenses of $876,000, receiver fees of $372,000, and real estate taxes and insurance of $1.9 million. Net expenses for operations of other real estate owned totaled $4.0 million for 2010, compared to $1.3 million for the same period in 2009. Net expenses for operations of other real estate owned included $2.4 million in write-downs on OREO and $415,000 of losses upon sale of OREO.

Comparison of Year 2009 to 2008. For the year ended December 31, 2009, noninterest expense decreased by $36.3 million, or 40.8%, to $52.7 million, from $89.1 million for the year ended December 31, 2008. Noninterest expense for 2008 included a $35.9 million pre-tax impairment loss that we recorded on our holdings of Freddie Mac preferred stocks and a $2.0 million pre-tax expense that we recorded in connection with the prepayment of a $25 million FHLBC term advance. Additional factors affecting the change in noninterest expense from year-to-year included a $1.5 million, or 4.9%, decrease in compensation expense to $29.0 million for the year ended December 31, 2009, from $30.5 million for the year ended December 31, 2008. The decrease was due in part to a decrease of 21 full-time equivalent employees from 393 in 2008 to 372 in 2009, resulting from the implementation of functional staffing reviews. Expense relating to equity-based compensation and benefits totaled $3.0 million in 2009, compared to $4.6 million during 2008. Supplies, telephone and postage expenses decreased $251,000, or 12.1%, to $1.8 million, and intangible amortization expense decreased by $94,000. These expense reductions were partially offset by an increase in our net expense from other real estate owned operations to $1.3 million for the year ended December 31, 2009, compared to $434,000 for 2008. Net operations from other real estate owned for the current year included $973,000 in write-downs or losses on other real estate owned, compared to $289,000 in write-downs or losses in 2008. Our expense for FDIC deposit insurance increased to $2.2 million during the year ended December 31, 2009, compared to $162,000 during the same period of 2008. The increase in our expense for FDIC deposit insurance was due to the combined effect of the FDIC’s increase in its quarterly assessment rate, the FDIC’s imposition of a special assessment against all insured depository institutions and the full utilization of the FDIC assessment credits that we previously had available to offset or reduce FDIC quarterly assessments. Other expenses increased by $194,000, or 4.5%, to $4.5 million in 2009.

Income Tax Benefit

Comparison of Year 2010 to 2009. For the year ended December 31, 2010, we recorded an income tax benefit of $2.7 million, compared to an income tax benefit of $13,000 for the year ended December 31, 2009. The effective tax rates were 38.94% and 1.73% for the years ended December 31, 2010 and 2009, respectively. For 2009, the difference between the GAAP basis (fair market value at the date of grant) and the tax basis (fair market value at the date of vesting) of equity-based compensation granted in prior years reduced our income tax benefit.

Comparison of Year 2009 to 2008. For the year ended December 31, 2009, we recorded an income tax benefit of $13,000, compared to an income tax benefit of $12.0 million for the year ended December 31, 2008. For 2009, the difference between the GAAP basis (fair market value at the date of grant) and the tax basis (fair market value at the date of vesting) of equity-based compensation granted in prior years reduced our income tax benefit. The income tax benefit for 2008 was primarily due to the impairment loss that we recorded on our Freddie Mac preferred stocks.

Impact of Inflation and Changing Prices

The Company’s financial statements and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation, if any, is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. In an effort to better manage interest-rate risk, we have de-emphasized the origination of residential mortgage loans, and have increased our emphasis on the origination of nonresidential real estate loans, multi-family mortgage loans, commercial loans and commercial leases. In addition, depending on market interest rates and our capital and liquidity position, we generally sell all or a portion of our longer-term, fixed-rate residential loans, usually on a servicing-retained basis. Further, we primarily invest in shorter-duration securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Finally, we have classified all of our investment portfolio as available-for-sale so as to provide flexibility in liquidity management.

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

Quantitative Analysis. The following table sets forth, as of December 31, 2010, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase in NPV		Increase (decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent

+400	$28,874	12.33%	$(687)	(1.45)%
+300	22,421	9.58	(306)	(0.64)
+200	16,367	6.99	(97)	(0.20)
+100	8,836	3.77	275	0.58
0	—	—	—	—

The Company has opted not to include an estimate for a decrease in rates at December 31, 2010 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at December 31, 2010, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 6.99% increase in NPV and a $97,000 decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment or sale of one-to-four family residential mortgage loans, the origination for investment of multi-family mortgage, nonresidential real estate, commercial leases, construction and land, and commercial loans and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2010, 2009 and 2008 our loans originated for sale totaled $19.7 million, $40.8 million and $23.4 million, respectively. During the years ended December 31, 2010, 2009 and 2008, our loans originated for investment totaled $676.4 million, $796.3 million and $818.7 million, respectively. Purchases of loans totaled $2.7 million, $19.4 million and $12.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Purchases of securities totaled $50.5 million and $103.0 million for the years ended December 31, 2010 and 2008, respectively. There were no purchases of securities in 2009.

These activities were funded primarily by principal repayments on loans and securities, and the sale of loans and securities. During the years ended December 31, 2010, 2009 and 2008, principal repayments on loans totaled $817.4 million, $852.1 million and $810.6 million, respectively. During the years ended December 31, 2010, 2009 and 2008, principal repayments on securities totaled $30.1 million, $22.7 million and $9.1 million, respectively. During the years ended December 31, 2010, 2009 and 2008, proceeds from maturities and sales of securities totaled $1.8 million, $2.8 million and $17.5 million, respectively. During the years ended December 31, 2010, 2009 and 2008, the proceeds from the sale of loans totaled $17.5 million, $42.4 million and $22.8 million, respectively.

Loan origination commitments totaled $16.7 million at December 31, 2010, and consisted of $14.3 million of fixed-rate loans and $2.4 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers totaled $138.2 million and $1.7 million, respectively, at December 31, 2010. At December 31, 2010, commitments to sell mortgages totaled $3.2 million.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other terms and conditions on deposit products offered by our banking competitors, and other factors. We had a net deposit increase of $2.0 million for the year ended December 31, 2010, compared to a net increase of $163.5 million for the year ended December 31, 2009 and net outflows of $3.8 million for the year ended December 31, 2008. At times during recent periods, we have not actively competed for higher cost deposit accounts, including certificates of deposit, choosing instead to fund loan growth from the loan and lease repayments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2010 totaled $271.2 million. Based upon prior experience and our current pricing strategy, we believe that we will retain a significant portion of these deposits upon their maturities.

We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances, of which $16.0 million were outstanding at December 31, 2010. At December 31, 2010 we had the ability to borrow an additional $240.5 million under our credit facilities with the FHLBC. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $71.4 million. Finally, at December 31, 2010 we had available pre-approved overnight federal funds borrowing lines of $28.0 million and a line of credit available with the Federal Reserve Bank of Chicago of $425,000. At December 31, 2010, there was no outstanding balance on these credit lines.

We minimize the funds required to originate one-to-four family residential mortgage loans in two ways. We sell in the secondary market virtually all of our eligible fixed-rate one-to-four family residential mortgage loans. From time to time, we also securitize the conforming adjustable-rate one-to-four family residential mortgage loans that we originate and hold the securities we receive in exchange. The resulting mortgage-backed securities that we retain on our balance sheet can be sold more readily to meet our liquidity or interest rate management needs. Because the securities carry a lower risk-weighting than the underlying loans, the securitizations also lower our regulatory capital requirements. We did not securitize any loans during 2010 and 2009.

Liquidity Management - Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $16.4 million of cash and cash equivalents and periodic cash dividends from the Bank.

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

During 2010, we used $3.1 million of existing cash and cash equivalents to repurchase shares of our common stock and $6.0 million of existing cash and cash equivalents to pay cash dividends to our stockholders.

As of December 31, 2010, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of December 31, 2010, we had no other material commitments for capital expenditures.

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

At year-end, actual capital ratios and minimum required ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions

December 31, 2010
Total capital (to risk-weighted assets)	18.38%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	17.20	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.48	4.00	5.00

December 31, 2009
Total capital (to risk-weighted assets)	16.40%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	15.31	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.44	4.00	5.00

See Note 11 – “Regulatory Matters” in our Consolidated Financial Statements for a reconciliation of the Bank’s equity under GAAP to regulatory capital.

As of December 31, 2010 and 2009, the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s capitalization category.

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

Total stockholders’ equity totaled $253.3 million at December 31, 2010, compared to $263.6 million at December 31, 2009. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 356,411 shares of our common stock during 2010 at a total cost of $3.1 million, and our declaration and payment of cash dividends totaling $5.9 million, the $4.3 million net loss that we recorded for 2010 and a $50,000 decrease accumulated other comprehensive income. These items were partially offset by a $3.1 million increase in total stockholders’ equity that resulted from the vesting of stock-based compensation and ESOP shares earned

The OTS has no specific quantitative capital regulations for savings and loan holding companies on either a consolidated or unconsolidated basis. There are several capital measurements that the OTS uses to evaluate the adequacy of a savings and loan holding company’s capital. One measurement is the tangible capital ratio. The tangible capital ratio (the ratio of tangible capital to tangible total assets (stockholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets)) for the Company on a consolidated basis measures the percentage of consolidated tangible equity capital supporting our consolidated tangible total assets. The Company’s tangible capital ratio was 14.74% at December 31, 2010, compared to 15.14% at December 31, 2009.

Our strategy for utilizing the capital encompasses several components, including debt reduction, funding our ESOP, financing acquisitions, paying dividends to stockholders, repurchasing shares of our common stock and for other general corporate purposes.

Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The repurchase authorization will expire on May 16, 2011, unless extended by the Board of Directors. As of December 31, 2010, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that have been authorized for repurchase.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans that we make. Although we consider commitments to extend credit in determining our allowance for loan losses, at December 31, 2010, we had made no provision for losses on commitments to extend credit, and had no specific or general allowance for losses on such commitments, as we have had no historical loss experience with commitments to extend credit and we believed that no probable and reasonably estimable losses were inherent in our portfolio as a result of our commitments to extend credit. For additional information, see Note 14 - “Loan Commitments and Other Off-Balance Sheet Activities” in our Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$271,243	$94,877	$13,954	$—	$380,074
Borrowings	20,749	3,000	—	—	23,749
Standby letters of credit	1,599	100	—	—	1,699
Operating leases	560	1,084	960	6,576	9,180

Total	$294,151	$99,061	$14,914	$6,576	$414,702

Commitments to extend credit	$154,931	$—	$—	$—	$154,931

Pending Acquisition

On September 13, 2010, the Company signed a definitive Merger Agreement to acquire DG Bancorp, Inc. and its wholly-owned subsidiary, Downers Grove National Bank. Founded in 1955, Downers Grove National Bank is a privately held community bank with $219 million in assets and $213 million in deposits as of December 31, 2010. Downers Grove National Bank has two banking locations in Downers Grove and Westmont, IL communities. The transaction has been approved by the Bank’s primary federal regulator, the Office of Thrift Supervision, and is expected to close in the first quarter of 2011, subject to customary closing conditions.

The following represents financial statements of DG Bancorp as of December 31, 2010 and 2009 and the results of their operations in the two years ended December 31, 2010. These results have been audited in accordance with the auditing standards generally accepted in the United States of America, with an opinion thereon February 23, 2011.

DG Bancorp, Inc and Subsidiary

Consolidated Balance Sheet

December 31,

(In thousands)

	2010	2009
ASSETS
Cash and cash equivalents - cash and due from banks	$45,558	$38,462
Securities,	20,937	10,164
Loans receivable, net of allowance for loan losses of $6,500 ($5,600 in 2009)	134,947	188,218
Income tax receivable	928	2,906
Other real estate owned	13,233	6,360
Premises and equipment, net	1,758	2,035
Other assets	1,777	4,809

Total assets	$219,138	$252,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposit accounts	$212,610	$226,083
Borrowed funds	—	8,000
Accrued expenses and other liabilities	1,056	1,351

Total liabilities
	213,666	235,434

Total stockholders’ equity	5,472	17,520

Total liabilities and stockholders’ equity	$219,138	$252,954

DG Bancorp, Inc and Subsidiary

Consolidated Statement of Operations

For the Years Ended December 31,

(In thousands, except per share amounts)

	2010	2009
Interest and dividend income
Loans, including fees	$9,119	$12,497
Securities	402	728
Other	122	48

Total interest income	9,643	13,273

Interest expense
Deposits	1,913	3,217
Borrowings	90	279

Total interest expense	2,003	3,496

Net interest income	7,640	9,777
Provision for loan losses	10,987	12,208

Net interest loss after provision for loan losses	(3,347)	(2,431)

Noninterest income
Trust income	874	881
Deposit service charges and fees	316	368
Mortgage brokerage fees	13	67
Other service charges , commissions, and fees	263	258
Gain on sale or call of securities	2	6
Gain on sale of other real estate owned	274	135
Other	164	155

Total noninterest income	1,906	1,870

Noninterest expense
Compensation and benefits	4,106	4,339
Office occupancy	609	593
Furniture and equipment	302	372
Professional fees	1,004	1,009
Data processing	419	418
Insurance	980	804
Examination and audit fees	170	292
Impairment of goodwill	—	600
Impairment of other real estate owned	219	917
Other	1,418	1,335

Total noninterest expense	9,227	10,679

Loss before income taxes	(10,668)	(11,240)

Income tax provision (benefit)	1,401	(3,775)

Net loss	$(12,069)	$(7,465)

Basic and diluted loss per share	$(137.15)	$(84.83)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding market risk see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk.”

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2010, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying statements of financial condition of BankFinancial Corporation (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BankFinancial Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Oak Brook, Illinois

March 8, 2011

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2010 and 2009

(In thousands, except share and per share data)

	December 31,	December 31,
	2010	2009
ASSETS
Cash and due from other financial institutions	$18,097	$20,355
Interest-bearing deposits in other financial institutions	202,713	87,843

Cash and cash equivalents	220,810	108,198
Securities, at fair value	120,747	102,126
Loans held-for-sale	2,716	—
Loans receivable, net of allowance for loan losses:
December 31, 2010, $22,180 and December 31, 2009, $18,622	1,050,766	1,218,540
Other real estate owned and other real estate owned in process	14,622	4,084
Stock in Federal Home Loan Bank, at cost	15,598	15,598
Premises and equipment, net	32,495	34,614
Accrued interest receivable	5,390	6,111
Goodwill	22,566	22,566
Core deposit intangible	2,700	4,295
Bank owned life insurance	20,581	20,151
FDIC prepaid expense	4,845	6,777
Income tax receivable	1,749	11,729
Deferred taxes, net	9,333	6,561
Other assets	5,737	5,613

Total assets	$1,530,655	$1,566,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	1,235,377	1,233,395
Borrowings	23,749	50,784
Advance payments by borrowers taxes and insurance	7,325	8,052
Accrued interest payable and other liabilities	10,919	11,129

Total liabilities	1,277,370	1,303,360

Commitments and contingent liabilities
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; shares issued at December 31, 2010, 21,072,966; and at December 31, 2009, 21,416,377	211	214
Additional paid-in capital	194,186	195,177
Retained earnings	71,278	81,531
Unearned Employee Stock Ownership Plan shares	(14,190)	(15,169)
Accumulated other comprehensive income	1,800	1,850

Total stockholders’ equity	253,285	263,603

Total liabilities and stockholders’ equity	$1,530,655	$1,566,963

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2010, 2009, and 2008

(In thousands, except per share data)

	2010	2009	2008

Interest and dividend income
Loans, including fees	$60,926	$69,170	$73,983
Securities	3,488	4,816	3,861
Other	522	123	116

Total interest income	64,936	74,109	77,960

Interest expense
Deposits	12,333	18,501	22,033
Borrowings	853	2,056	3,634

Total interest expense	13,186	20,557	25,667

Net interest income	51,750	53,552	52,293

Provision for loan losses	12,083	8,811	5,092

Net interest income after provision for loan losses	39,667	44,741	47,201

Noninterest income
Deposit service charges and fees	3,020	3,363	3,571
Other fee income	1,868	1,816	1,944
Insurance commissions and annuities income	775	715	794
Gain on sale of loans, net	501	699	118
Gain (loss) on sale of securities	31	(988)	1,385
Gain on unredeemed VISA stock	—	—	1,240
Loss on disposition of premises and equipment	(19)	(40)	(302)
Loan servicing fees	604	653	771
Amortization and impairment of servicing assets	(475)	(446)	(524)
Earnings (loss) on bank owned life insurance	430	(20)	586
Other	393	1,487	835

Total noninterest income	7,128	7,239	10,418

Noninterest expense
Compensation and benefits	26,339	29,046	30,535
Office occupancy and equipment	6,380	6,845	6,874
Advertising and public relations	1,277	1,321	1,361
Information technology	3,733	3,637	3,662
Supplies, telephone, and postage	1,596	1,819	2,070
Amortization of intangibles	1,595	1,690	1,784
Nonperforming asset management	3,342	770	—
Operations of other real estate owned	3,972	1,273	434
Loss on impairment of securities	—	401	35,919
Loss on early extinguishment of borrowings	—	—	1,975
FDIC insurance premiums	2,126	2,225	162
Other	3,489	3,704	4,280

Total noninterest expense	53,849	52,731	89,056

Loss before income taxes	(7,054)	(751)	(31,437)

Income tax benefit	(2,747)	(13)	(12,048)

Net loss	$(4,307)	$(738)	$(19,389)

Basic loss per common share	$(0.22)	$(0.04)	$(0.98)

Diluted loss per common share	$(0.22)	$(0.04)	$(0.98)

Weighted average common shares outstanding	19,664,109	19,698,074	19,818,895
Diluted weighted average common shares outstanding	19,664,109	19,698,074	19,818,895

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2010, 2009, and 2008

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

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2010, 2009, and 2008

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen- sive Income (Loss)	Total	Compre- hensive Loss
Balance at December 31, 2009	$214	$195,177	$81,531	$(15,169)	$1,850	$263,603
Comprehensive income
Net loss	—	—	(4,307)	—	—	(4,307)	$(4,307)
Change in other comprehensive income, net of tax effects	—	—	—	—	(50)	(50)	(50)

Total comprehensive loss							$(4,357)

Purchase and retirement of common stock (356,411 shares)	(3)	(3,121)	—	—	—	(3,124)
Nonvested stock awards - stock-based compensation expense	—	2,155	—	—	—	2,155
Cash dividends declared on common stock ($0.28 per share)	—	—	(5,946)	—	—	(5,946)
ESOP shares earned	—	(25)	—	979	—	954

Balance at December 31, 2010	$211	$194,186	$71,278	$(14,190)	$1,800	$253,285

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2010, 2009, and 2008

(In thousands)

	2010	2009	2008

Cash flows from operating activities
Net loss	$(4,307)	$(738)	$(19,389)
Adjustments to reconcile to net loss to net cash from operating activities
Provision for loan losses	12,083	8,811	5,092
ESOP shares earned	954	969	997
Stock-based compensation expense	2,155	2,556	4,125
Depreciation and amortization	4,449	4,331	3,945
Amortization of premiums and discounts on securities and loans	(21)	(59)	(41)
Amortization of core deposit and other intangible assets	1,588	1,676	1,769
Amortization and impairment of servicing assets	475	446	524
Net change in net deferred loan origination costs	324	211	174
Net loss on sale of other real estate owned	415	91	253
Net gain on sale of loans	(501)	(699)	(118)
Net loss (gain) on sale of securities	(31)	988	(1,385)
Loss on impairment of securities	—	401	35,919
Gain on unredeemed VISA stock	—	—	(1,240)
Net loss disposition of premises and equipment	19	40	302
Loans originated for sale	(19,666)	(40,795)	(23,395)
Proceeds from sale of loans	17,451	42,366	22,814
Net change in:
Deferred income tax	(2,742)	8,854	(14,396)
Accrued interest receivable	721	621	358
Loss (earnings) on bank owned life insurance	(430)	20	(586)
Other assets	12,151	(17,280)	(3,513)
Accrued interest payable and other liabilities	(210)	1,455	(792)

Net cash from operating activities	24,877	14,265	11,417

Cash flows from investing activities
Securities
Proceeds from sales	31	967	1,385
Proceeds from maturities	1,730	1,872	16,113
Proceeds from principal repayments	30,075	22,718	9,051
Purchases of securities	(50,489)	—	(103,018)
Loans receivable
Principal payments on loans receivable	817,376	852,140	810,643
Purchases of loans	(2,738)	(19,423)	(12,680)
Originated for investment	(676,424)	(796,324)	(818,656)
Proceeds from sale of other real estate owned	4,091	331	2,274
Purchase of premises and equipment, net	(1,067)	(3,098)	(3,015)

Net cash from investing activities	122,585	59,183	(97,903)

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2010, 2009, and 2008

(In thousands)

	2010	2009	2008

Cash flows from financing activities
Net change in deposits	$1,982	$163,540	$(3,795)
Net change in advance payments by borrowers for taxes and insurance	(727)	(52)	616
Net change in borrowings	(27,035)	(149,566)	103,917
Repurchase and retirement of common stock	(3,124)	(2,491)	(7,737)
Cash dividends paid on common stock	(5,946)	(6,010)	(6,134)

Net cash from financing activities	(34,850)	5,421	86,867

Net change in cash and cash equivalents	112,612	78,869	381

Beginning cash and cash equivalents	108,198	29,329	28,948

Ending cash and cash equivalents	$220,810	$108,198	$29,329

Supplemental disclosures of cash flow information:
Interest paid	$13,575	$20,767	$25,902
Income taxes paid	1,300	1,500	3,575
Income taxes refunded	11,291	—	—
Loans transferred to other real estate owned	17,437	5,990	2,967

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

Principles of Consolidation: The consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Maryland corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”). All significant intercompany accounts and transactions have been eliminated.

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

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, mortgage servicing rights, deferred tax assets, goodwill, other intangible assets, stock-based compensation, impairment of securities and fair value of financial instruments are particularly subject to change.

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

Federal Home Loan Bank Stock: The Bank is a member of the Federal Home Loan Bank system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Federal Home Loan Bank of Chicago (“FHLBC”) stock is carried at cost and classified as a restricted security. Current accounting guidance for FHLBC stock provides that, for impairment testing purposes, the value of long term investments such as our FHLBC common stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. Both cash and stock dividends are reported as income.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans Held-for-Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair market value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held-for-sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the fair value of the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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

Other Real Estate Owned: Real estate properties acquired in collection of a loan are initially recorded at fair value less cost to sell at acquisition, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating expenses, gains and losses on disposition, and changes in the valuation allowance are reported in noninterest expense as operations of other real estate owned.

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

Goodwill and Other Intangible Assets: The goodwill asset resulted from business acquisitions prior to January 1, 2009 and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.

The goodwill asset is assessed at least annually for impairment and any such impairment will be recognized in the period identified. There was no impairment of the Bank’s goodwill asset for the years ended December 31, 2010, 2009 and 2008. The Company has selected December 31 as the date to perform the annual impairment test.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, presuming that a tax examination will occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. At December 31, 2010 and 2009 the Company had unrecognized tax benefits of $176,000 and $165,000, respectively. The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State of Illinois. The Company is no longer subject to examination by these taxing authorities for years before 2006. Beginning in 2010 and 2009, the Company and the Bank became subject to income taxes in the States of Colorado and New Jersey, respectively, due to the physical presence of regional National Commercial Leasing bankers in these jurisdictions. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2010 and 2009, the Company had recorded a cumulative accrual of $30,000 and $27,000, respectively, for potential interest and penalties.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements as of December 31, 2010.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank which is required to meet regulatory reserve and clearing requirements. These required balances do not earn interest.

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

Operating Segments: While management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating results are not reviewed by senior management to make resource allocation or performance decisions. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Certain reclassifications have been made in the prior year’s financial statements to conform to the current year’s presentation.

Recent Accounting Pronouncements

FASB ASU 2010-20, “Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” — ASU 2010-20 requires new and enhanced disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 3 to these Consolidated Financial Statements for the required disclosures at December 31, 2010.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Newly Issued But Not Yet Effective Accounting Pronouncements:

FASB ASU 2011-01, “Receivables (Topic 310), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” — Under the existing effective date in FASB ASU 2010-20, public-entity creditors would have provided disclosures about troubled debt restructuring for periods beginning on or after December 15, 2010. ASU 2011-01 temporarily defers that effective date, enabling public-entity creditors to provide those disclosures (paragraphs 310-10-50-31 through 50-34) after the Financial Accounting Standards Board clarifies the guidance for determining what constitutes a troubled debt restructuring. In the proposed Accounting Standards Update, Receivables (Topic 310), Clarifications to Accounting for Troubled Debt Restructurings by Creditors, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in FASB ASU 2011-01, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. We have not yet evaluated the impact on our disclosures in the consolidated financial statements upon the adoption.

FASB ASU 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations” — ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010. We have not yet evaluated the impact of adoption of ASU 2010-29 on our disclosures for periods after adoption.

FASB ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” — ASU 2010-28 affects all entities that have recognized a goodwill asset and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The guidance is effective for a public entity’s first annual period that ends on or after December 15, 2010. Adoption of ASU 2010-28 is not expected to have a significant impact on our consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 2 – LOSS PER SHARE

Amounts reported in loss per share reflect loss available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares and unvested restricted stock shares. Stock options and restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock.

	Year Ended December 31,
	2010	2009	2008
Net loss available to common stockholders	$(4,307)	$(738)	$(19,389)

Average common shares outstanding	21,208,600	21,471,268	21,904,284
Less:
Unearned ESOP shares	(1,441,668)	(1,554,492)	(1,662,519)
Unvested restricted stock shares	(102,823)	(218,702)	(422,870)

Weighted average common shares outstanding	19,664,109	19,698,074	19,818,895

Basic loss per common share	$(0.22)	$(0.04)	$(0.98)

	Year Ended December 31,
	2010	2009	2008
Net loss available to common stockholders	$(4,307)	$(738)	$(19,389)

Weighted average common shares outstanding	19,664,109	19,698,074	19,818,895
Add - Net effect of dilutive stock options and unvested restricted stock	—	—	—

Weighted average dilutive common shares outstanding	19,664,109	19,698,074	19,818,895

Diluted loss per common share	$(0.22)	$(0.04)	$(0.98)

Number of antidilutive stock options excluded from the diluted earnings per share calculation	2,287,553	2,322,603	2,327,603
Weighted average exercise price of anti-dilutive option shares	$16.52	$16.51	$16.51

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2010
Certificates of deposit	$27,766	$—	$—	$27,766
Municipal securities	675	34	—	709
Mortgage-backed securities - residential	41,034	1,427	(26)	42,435
Collateralized mortgage obligations - residential	48,262	1,477	(7)	49,732
SBA-guaranteed loan participation certificates	103	2	—	105

	$117,840	$2,940	$(33)	$120,747

2009
Municipal securities	$1,225	$78	$—	$1,303
Mortgage-backed securities - residential	33,008	1,049	—	34,057
Collateralized mortgage obligations - residential	64,791	1,873	(13)	66,651
SBA-guaranteed loan participation certificates	114	1	—	115

	$99,138	$3,001	$(13)	$102,126

Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at December 31, 2010 and 2009.

The amortized cost and fair values of securities at December 31, 2010 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2010
	Amortized Cost	Fair Value
Due in one year or less	$22,872	$22,875
Due after one year through five years	5,569	5,600

	28,441	28,475

Mortgage-backed securities - residential	41,034	42,435
Collateralized mortgage obligations - residential	48,262	49,732
SBA-guaranteed loan participation certificates	103	105

Total	$117,840	$120,747

Securities pledged at December 31, 2010 and 2009 had a carrying amount of $13.0 million and $75.1 million, respectively, and the security interests resulting from the pledges secures certain depository relationships, customer repurchase agreements and a line of credit with the Federal Reserve Bank of Chicago.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES (continued)

Sale of securities were as follows:

	2010	2009	2008

Proceeds	$31	$967	$1,385
Gross gains	31	—	1,385
Gross losses	—	988	—

Securities with unrealized losses at December 31, 2010 and 2009 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2010
Mortgage-backed securities - residential	$7,546	$26	$—	$—	$7,546	$26
Collateralized mortgage obligations - residential	5,102	7	—	—	5,102	7

Total	$12,648	$33	$—	$—	$12,648	$33

2009
Collateralized mortgage obligations - residential	$1,358	$13	$—	$—	$1,358	$13

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

The mortgage-backed securities and collateralized mortgage obligations that the Company holds in its investment portfolio remained in an unrealized loss position at December 31, 2010, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell the securities before their anticipated recovery occurs.

At December 31, 2008, the Company held shares of Freddie Mac preferred stock in its investment portfolio. The securities experienced significant declines in fair value (as measured by quoted market prices for these securities) during the years ended December 31, 2009 and 2008 due to a variety of market conditions and issuer-specific factors, including Freddie Mac’s conservatorship, its issuance of new shares of preferred stock that are senior to all previously issued preferred shares, and its suspension of dividends on all previously issued preferred shares. The Company evaluated these shares of Freddie Mac preferred stock for impairment, and concluded that the unrealized losses that existed at that date with respect to this series of Freddie Mac preferred stock constituted an other-than-temporary impairment under the current accounting guidance. Based on this conclusion, the Company recorded a pre-tax impairment loss of $401,000 and $35.9 million for the years ended December 31, 2009 and 2008, respectively. These securities were sold in the fourth quarter of 2009 and the Company recorded a pre-tax loss of $988,000 on the sale.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE

Loans receivable are as follows:

	2010	2009

One-to-four family residential real estate loans	$256,300	$289,623
Multi-family mortgage loans	296,916	329,227
Nonresidential real estate loans	281,987	316,607
Construction and land loans	18,398	32,577
Commercial loans	64,679	88,067
Commercial leases	151,107	176,821
Consumer loans	2,182	2,539

Total loans	1,071,569	1,235,461
Net deferred loan origination costs	1,377	1,701
Allowance for loan losses	(22,180)	(18,622)

Loans, net	$1,050,766	$1,218,540

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company reviews and approves these policies and procedures on a periodic basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

The majority of the loans the Company originates are investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases). In addition, we originate one-to-four family residential mortgage loans and consumer loans, and purchase and sell loan participations from time-to-time. The following briefly describes our principal loan products.

Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. In general, loan amounts range between $250,000 and $5.0 million. Approximately 25% of the collateral is located outside of our primary market area; however, we do not have a concentration in any single market outside of our primary market territory. In underwriting multi-family mortgage loans, the Company consider a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 115% for loans below $400,000 and 120% for loans above $400,000), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family mortgage loans are originated in amounts up to 80% of the appraised value of the property securing the loan. Personal guarantees are usually obtained from multi-family mortgage borrowers.

Loans secured by multi-family mortgages generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

The Company also originates real estate loans principally secured by first liens on nonresidential real estate. The nonresidential real estate properties are predominantly office buildings, light industrial buildings, shopping centers and mixed-use developments and, to a lesser extent, more specialized properties such as nursing homes and other healthcare facilities. The Company may, from time to time, purchase commercial real estate loan participations.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The Company emphasizes nonresidential real estate loans with initial principal balances between $250,000 and $5.0 million. Substantially all of our nonresidential real estate loans are secured by properties located in our primary market area. The Company’s nonresidential real estate loans are generally written as three- or five-year adjustable-rate mortgages or mortgages with balloon maturities of three or five years. Amortization on these loans is typically based on 20- to 25-year schedules. The Company also originates some 15-year fixed-rate, fully amortizing loans.

In the underwriting of nonresidential real estate loans, the Company generally lends up to 80% of the property’s appraised value. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from nonresidential real estate borrowers. The Company requires title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

Nonresidential real estate loans generally carry higher interest rates and have shorter terms than those on one- to four-family residential mortgage loans. Nonresidential real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

The Company makes various types of secured and unsecured commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to five years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to (i) a lending rate that is determined internally, or (ii) a short-term market rate index.

Commercial credit decisions are based upon our credit assessment of the loan applicant. The Company determines the applicant’s ability to repay in accordance with the proposed terms of the loans and we assess the risks involved. An evaluation is made of the applicant to determine character and capacity to manage. Personal guarantees of the principals are usually obtained. In addition to evaluating the loan applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the applicant’s credit history supplement our analysis of the applicant’s creditworthiness and at times are supplemented with inquiries to other banks and trade investigations. Collateral supporting a secured transaction also is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. Pricing of commercial loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with appropriate deposit relationships.

The Company also lends money to small and mid-size leasing companies for equipment financing leases. Generally, commercial leases are secured by an assignment by the leasing company of the lease payments and by a secured interest in the equipment being leased. The lessee acknowledges our security interest in the leased equipment and agrees to send lease payments directly to us. Consequently, the Company underwrites lease loans by examining the creditworthiness of the lessee rather than the lessor. Lease loans generally are non-recourse to the leasing company.

The Company’s commercial leases are secured primarily by technology equipment, medical equipment, material handling equipment and other capital equipment. Lessees tend to be publicly-traded companies with investment-grade rated debt or companies that have not issued public debt and therefore do not have a public debt rating. The Company requires that a minimum of 50% of our commercial lessees have an investment grade public debt rating by Moody’s or Standard & Poors, or the equivalent. Commercial leases to these entities have a maximum maturity of seven years and a maximum outstanding credit exposure of $5.0 million to any single entity. Lessees without public debt ratings generally have net worth in excess of $25.0 million. If the lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other customer. Commercial leases to these lessees have a maximum maturity of five years and a maximum outstanding credit exposure of $3.0 million to any single entity. In addition, the Company will originate commercial leases to lessees with below-investment grade public debt ratings, but these leases are limited to 10% of our commercial lease portfolio and have a maximum outstanding credit exposure of $2.0 million to any single entity. Lease loans are almost always fully amortizing, with fixed interest rates.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Although the Company does not actively originate construction and land loans at present, construction and land loans generally consist of land acquisition loans to help finance the purchase of land intended for further development, including single-family homes, multi-family housing and commercial income property, development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. These builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder, often in conjunction with development loans. Construction and land loans typically involve a higher degree of credit risk than financing on improved, owner-occupied real estate. The risk of loss on construction and land loans is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction or development; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. The Company seeks to minimize these risks by maintaining consistent lending policies and rigorous underwriting standards. However, if the estimate of value proves to be inaccurate, the cost of completion is greater than expected, the length of time to complete and/or sell or lease the collateral property is greater than anticipated, or if there is a downturn in the local economy or real estate market, the property could have a value upon completion that is insufficient to assure full repayment of the loan. This could have a material adverse effect on the quality of the construction and land loan portfolio, and could result in significant losses or delinquencies.

The Company offers conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $2.5 million. The Company currently offers fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly payments, and adjustable-rate conventional mortgage loans with initial terms of between one and three years that amortize up to 30 years. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae guidelines, and loans that conform to such guidelines are referred to as “conforming loans.” The Company generally originates both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which is currently $417,000 for single-family homes. Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%.

The Company also originates loans above conforming limits, sometimes referred to as “jumbo loans,” that have been underwritten to the credit standards of Fannie Mae. These loans are generally eligible for sale to various firms that specialize in the purchase of such non-conforming loans. In the Chicago metropolitan area, larger residential loans are not uncommon. The Company also originates loans at higher rates that do not fully meet the credit standards of Fannie Mae but are deemed to be acceptable risks.

The markets served by the Company have been impacted by widespread economic weakness and high unemployment, which have contributed to a rise in charge-offs and non-performing assets. The ability of the Company’s borrowers to repay their loans, and the value of the collateral securing such loans, could be further adversely impacted by continued or more significant economic weakness in its local markets as a result of increased unemployment, declining real estate values, or increased residential and office vacancies. This not only could result in the Company experiencing a further increase in charge-offs and/or non-performing assets, but also could necessitate an increase in the provision for loan losses. These events, if they were to occur, would have an adverse impact on the Company’s results of operations and its capital.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010 and 2009:

	Allowance for loan losses			Loan Balances
December 31, 2010	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total

One-to-four family residential real estate loans	$686	$2,870	$3,556	$4,022	$252,278	$256,300
Multi-family mortgage loans	3,231	3,801	7,032	13,971	282,945	296,916
Nonresidential real estate loans	1,637	4,077	5,714	12,722	269,266	281,987
Construction and land loans	1,855	606	2,461	6,138	12,259	18,398
Commercial loans	1,931	948	2,879	3,766	60,913	64,679
Commercial leases	72	446	518	72	151,035	151,107
Consumer loans	—	20	20	—	2,182	2,182

Total	$9,412	$12,768	$22,180	$40,691	$1,030,878	1,071,569

Net deferred loan origination costs						1,377
Allowance for loan losses						(22,180)

Loans, net						$1,050,766

	Allowance for loan losses			Loan Balances
December 31, 2009	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total

One-to-four family residential real estate loans	$992	$2,341	$3,333	$8,177	$281,446	$289,623
Multi-family mortgage loans	641	2,956	3,597	13,961	315,266	329,227
Nonresidential real estate loans	1,506	4,190	5,696	10,651	305,956	316,607
Construction and land loans	1,126	735	1,861	8,842	23,735	32,577
Commercial loans	795	1,725	2,520	4,011	84,056	88,067
Commercial leases	—	1,591	1,591	—	176,821	176,821
Consumer loans	—	24	24	—	2,539	2,539

Total	$5,060	$13,562	$18,622	$45,642	$1,189,819	1,235,461

Net deferred loan origination costs						1,701
Allowance for loan losses						(18,622)

Loans, net						$1,218,540

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses is as follows:

	2010	2009	2008

Beginning of year	$18,622	$14,746	$11,051
Provision for loan losses	12,083	8,811	5,092
Loans charged off	(9,289)	(5,065)	(1,413)
Recoveries	764	130	16

End of year	$22,180	$18,622	$14,746

We refined the calculation of the general component of the allowance for loan losses during the fourth quarter of 2010 in response to the new FASB disclosure requirement to segment each loan portfolio category into specific loan classes (FASB Standards Update 2010-20 (ASU 210-20), “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”) As a matter of consistency, the loan class segmentation was also applied within the 12-quarter loss history used to calculate the general component of the allowance for loan losses, an adjustment of the inherent risk factor weightings based on our evaluation of their relevance to the new loan classes, and the elimination of duplicative historical loss factors as a result of the segmentation of the portfolio by class. These refinements were applied to the loan balances, net of impaired loans, to calculate a $12.8 million general component of our allowance for loan losses at December 31, 2010. The refinements resulted in a net reduction of $1.7 million to the general component of our allowance for loan losses at December 31, 2010, principally due to the establishment of loan class segments that had lower historical loss ratios than the general loan categories to which they belong. Specifically, the refinements reduced the portion of the general component of the allowance for loan losses attributable to commercial leases by $908,000, the portion attributable to commercial loans by $788,000, the portion attributable to non-residential real estate loans by $195,000, and the portion attributable to multi-family mortgage loans by $144,000. These reductions were partially offset by a $384,000 increase in the portion of the general component of the allowance for loan losses that is attributable one-to-four family mortgage loans.

Impaired loans were as follows:

	2010	2009

Year-end loans with allocated allowance for loan losses	$31,057	$22,583
Year-end loans with no allocated allowance for loan losses	9,634	23,059
Year-end troubled debt restructured loans not individually evaluated	2,975	7,406

Total impaired loans	$43,666	$53,049

Amount of the allowance for loan losses allocated to impaired loans	$9,412	$5,060

	2010	2009	2008

Average of impaired loans during the year	$48,850	$40,520	$22,944
Interest income recognized during impairment	1,102	1,106	1,152
Cash basis interest income recognized	1,102	1,106	1,152

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Several of the following disclosures are presented by “recorded investment,” which the FASB defines as “the amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.” The following represents the components of recorded investment:

Loan principal balance
Less unapplied payments
Plus negative unapplied balance
Less escrow balance
Plus negative escrow balance
Plus unamortized net deferred loan costs
Less unamortized net deferred loan fees
Plus unamortized premium
Less unamortized discount
Less previous charge-offs
Plus recorded accrued interest
= Recorded investment

The following table presents loans individually evaluated for impairment by class loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
One-to-four family residential real estate loans – non-owner occupied	$1,244	$1,321	$—
Multi-family mortgage loans	3,554	3,723	—
Nonresidential real estate loans	3,949	4,008	—
Construction loans	333	357	—
Commercial loans – secured	457	478	—
Commercial loans - other	97	117	—

	9,634	10,004	—

With an allowance recorded:
One-to-four family residential real estate loans – non-owner occupied	$2,778	$2,888	$686
Multi-family mortgage loans	6,012	6,362	1,709
Wholesale commercial lending	4,405	4,589	1,522
Nonresidential real estate loans	8,773	8,837	1,637
Construction loans	2,940	3,244	730
Land loans	2,865	3,339	1,125
Commercial loans – secured	3,054	3,265	1,804
Commercial loans – unsecured	158	202	127
Non-rated commercial leases	72	77	72

	31,057	32,803	9,412

Total	$40,691	$42,807	$9,412

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Nonaccrual loans and loans past due 90 days still on accrual are as follows:

	2010	2009

Nonaccrual loans	$45,695	$49,489
Loans past due over 90 days still on accrual	818	148

Reserve for uncollected loan interest	$2,698	$2,317

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

	Nonaccrual loans	Recorded Investment	Loans Past Due Over 90 Days, still accruing

One-to-four family residential real estate loans	$5,748	$6,115	$47
One-to-four family residential real estate loans – non owner occupied	4,311	4,513	496
Multi-family mortgage loans	8,823	9,327	275
Wholesale commercial lending	4,405	4,589	—
Nonresidential real estate loans	12,428	12,575	—
Construction loans	3,274	3,601	—
Land loans	2,865	3,339	—
Commercial loans – secured	3,511	3,743	—
Commercial loans – unsecured	158	202	—
Commercial loans – other	97	118	—
Non-rated commercial leases	72	77	—
Consumer loans	3	3	—

	$45,695	$48,202	$818

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following table presents the aging of the recorded investment in past due loans as December 31, 2010 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

One-to-four family residential real estate loans	$1,202	$202	$5,890	$7,294	$172,438	$179,732
One-to-four family residential real estate loans - non-owner occupied	3,335	449	5,019	8,803	68,127	76,930
Multi-family mortgage loans	7,174	4,304	9,588	21,066	202,481	223,547
Wholesale commercial lending	1,231	—	4,589	5,820	67,712	73,532
Nonresidential real estate loans	9,270	16,061	3,944	29,275	251,139	280,414
Construction loans	1,267	1,284	3,601	6,152	3,321	9,473
Land loans	—	—	3,339	3,339	6,422	9,761
Commercial loans:
Secured	929	700	3,712	5,341	18,370	23,711
Unsecured	551	178	202	931	6,558	7,489
Municipal loans	—	—	—	—	4,629	4,629
Warehouse lines	—	—	—	—	12,320	12,320
Health care	—	—	—	—	8,089	8,089
Other	7,060	—	118	7,178	1,922	9,100
Commercial leases:
Investment rated commercial leases	2,039	2,312	—	4,351	83,506	87,857
Below investment grade	3	—	—	3	3,725	3,728
Non-rated	3,382	434	76	3,892	47,199	51,091
Lease pools	—	—	—	—	9,791	9,791
Consumer loans	3	—	4	7	2,186	2,193

Total	$37,446	$25,924	$40,082	$103,452	$969,935	$1,073,387

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Troubled Debt Restructurings:

The Company has $6.5 million of troubled debt restructurings at December 31, 2010, with an allocated $658,000 of specific reserves to those customers. Troubled debt restructurings at December 31, 2009 were $9.6 million, with an allocated $525,000 of specific reserves to those customers. The Company has no outstanding commitments to customers whose loans are classified as troubled debt restructurings.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch List	Special Mention	Substandard	Doubtful	Total

One-to-four family residential real estate loans	$174,349	$—	$—	$5,097	$—	$179,446
One-to-four family residential real estate loans - non-owner occupied	65,071	6,400	776	4,607	—	76,854
Multi-family mortgage loans	197,427	12,348	4,642	9,501	—	223,918
Wholesale commercial lending	67,304	1,361	—	4,333	—	72,998
Nonresidential real estate loans	225,528	24,997	18,756	12,706	—	281,987
Construction loans	4,576	—	1,252	3,274	—	9,102
Land loans	3,057	3,196	181	2,613	249	9,296
Commercial loans:					—
Secured	17,504	2,186	174	3,401	98	23,363
Unsecured	6,647	595	16	99	58	7,415
Municipal loans	4,540	—	—	—	—	4,540
Warehouse lines	12,274	—	—	—	—	12,274
Health care	7,851	71	149	—	—	8,071
Other	8,629	290	—	97	—	9,016
Commercial leases:					—
Investment rated commercial leases	87,119	—	—	—	—	87,119
Below investment grade	3,148	542	—	—	—	3,690
Non-rated	49,959	569	—	—	72	50,600
Lease pools	9,698	—	—	—	—	9,698
Consumer loans	2,182	—	—	—	—	2,182

Total	$946,863	$52,555	$25,946	$45,728	$477	$1,071,569

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5 – SECONDARY MORTGAGE MARKET ACTIVITIES

First mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $220.9 million, $274.2 million, and $303.9 million at December 31, 2010, 2009, and 2008, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were $6.9 million, $6.4 million, and $6.3 million at December 31, 2010, 2009, and 2008, respectively.

Capitalized mortgage servicing rights are included in other assets in the accompanying consolidated statements of financial condition. Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows.

	2010	2009

Servicing rights
Beginning of year	$1,780	$1,940
Additions	118	322
Amortized to expense	(549)	(482)

End of year	$1,349	$1,780

Valuation allowance
Beginning of year	$74	$110
Additions expensed	24	153
Reductions credited to expense	(98)	(189)

End of year	$—	$74

Carrying value of mortgage servicing rights	$1,349	$1,706

Fair value of mortgage servicing rights	$1,612	$1,862

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

	2010	2009
Prepayment speed	15.96%	16.65%
Discount rate	12.00%	12.00%
Average servicing cost per loan	$61.00	$58.00
Escrow float rate	0.80%	0.60%

Key economic assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of December 31, 2010 and the effect on the fair value of our mortgage servicing rights from adverse changes in those assumptions, are as follows:

Fair value of mortgage servicing rights	$1,612
Weighted average annual prepayment speed	15.96%
Decrease in fair value from 10% adverse change	(49)
Decrease in fair value from 20% adverse change	(93)
Weighted-average annual discount rate	12.00%
Decrease in fair value from 10% adverse change	(59)
Decrease in fair value from 20% adverse change	(114)

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

The weighted average amortization period is 48 months. The estimated amortization expense for each of the next five years is as follows:

2011	$265
2012	214
2013	173
2014	141
2015	116

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment are as follows:

	2010	2009
Land and land improvements	$11,658	$11,658
Buildings and improvements	31,127	30,825
Furniture and equipment	9,530	9,426
Computer equipment	7,396	7,657

	59,711	59,566
Accumulated depreciation	(27,216)	(24,952)

	$32,495	$34,614

Depreciation of premises and equipment was $3.2 million, $3.0 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company leases certain branch facilities under noncancelable operating lease agreements expiring through 2032. Rent expense, net of sublease income, for facilities was $556,000, $519,000, and $452,000 in 2010, 2009, and 2008, respectively, excluding taxes, insurance, and maintenance. The projected minimum rental under existing leases, not including taxes, insurance, and maintenance, as of December 31, 2010 is as follows:

2011	$560
2012	551
2013	533
2014	497
2015	463
Thereafter	6,576

Total	$9,180

The Company has subleased some of its branch facilities and currently is entitled to receive income as follows:

2011	$43
2012	40
2013	38
2014	18
2015	—

Total	$139

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 – CORE DEPOSIT INTANGIBLE

Core deposit intangible assets were as follows:

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets - core deposit intangibles	$18,612	$15,912	$18,612	$14,317

Aggregate amortization expense was $1.6 million, $1.7 million and $1.8 million for 2010, 2009 and 2008, respectively.

Estimated amortization expense for each of the next five years is as follows:

2011	$1,404
2012	252
2013	225
2014	198
2015	170

NOTE 8 – DEPOSITS

Year-end deposits are as follows:

	2010	2009

Non-interest-bearing demand deposits	$112,549	$108,308
Savings deposits	98,894	96,107
Money market accounts	341,048	322,126
Interest-bearing NOW accounts	302,812	303,219
Certificates of deposit	380,074	403,635

	$1,235,377	$1,233,395

Certificates of deposit of $100,000 or more were $137.0 million and $141.1 million at year-end 2010 and 2009, respectively.

Scheduled maturities of certificates of deposit for the next five years are as follows:

2011	$271,243
2012	85,450
2013	9,427
2014	7,002
2015	6,952

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 8 – DEPOSITS (continued)

Interest expense on deposit accounts is summarized as follows for the years indicated:

	2010	2009	2008
Savings deposits	$421	$495	$715
Money market accounts	3,252	4,503	5,397
Interest-bearing NOW accounts	1,441	2,178	4,844
Certificates of deposit	7,219	11,325	11,077

	$12,333	$18,501	$22,033

NOTE 9 – BORROWINGS

Borrowed funds are summarized as follows:

	December 31, 2010				December 31, 2009
	Contractual Interest Rate Range		Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate	Amount
Fixed-rate advance from FHLBC due:
Within 1 year	2.14%	3.76%	2.81%	$13,000	2.79%	$27,550
1 to 2 years	—	—	—	—	2.81	13,000
2 to 3 years	2.99	2.99	2.99	3,000	—	—
4 to 5 years	—	—	—	—	2.99	3,000

Total FHLBC funds	2.14	3.76	2.84	16,000	2.81	43,550
Securities sold under agreements to repurchase	0.25	0.25	0.25	7,749	0.25	7,234

Total borrowings	0.25%	3.76%	2.00%	$23,749	2.44%	$50,784

On January 31, 2011 a $6.0 million advance with a rate of 2.14% came due and the Company utilized existing liquidity to repay the advance. In December 2008, the Bank elected to pursue certain balance sheet restructuring strategies as a result of the historically low interest rate environment. The restructuring consisted of retiring a $25.0 million of FHLBC term advance and replacing it with a new FHLBC advance with an adjustable interest rate and a maturity of approximately one month. The Company incurred a net pre-tax prepayment penalty and recognized an immediate loss of $2.0 million on the early extinguishment of borrowings, in accordance with Emerging Issues Task Force 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Certain of the Company’s existing borrowings would be subject to prepayment penalties should they be repaid prior to maturity. There were no prepayment penalties recorded in 2010 and 2009.

The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLBC. All of the Bank’s FHLBC common stock is pledged as additional collateral for these advances. At December 31, 2010, $246.2 million and $140.4 million of first mortgage and multi-family mortgage loans, respectively, collateralized the advances. At December 31, 2010, we had the ability to borrow an additional $240.5 million under our credit facilities with the FHLBC. The Company also had available pre-approved overnight federal funds borrowing and repurchase agreement lines. At December 31, 2010 and 2009, there was no outstanding balance on these lines.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES

The income tax benefit is as follows:

	2010	2009	2008

Current	$(5)	$(8,867)	$2,348
Deferred	(2,742)	8,854	(14,396)

Total income tax benefit	$(2,747)	$(13)	$(12,048)

A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 34% for 2010, 2009 and 2008 to the income tax expense in the consolidated statements of operations follows:

	2010	2009	2008

Provision computed at the statutory federal tax rate	$(2,398)	$(256)	$(10,689)

State taxes and other, net	(491)	(47)	(1,360)
Bank owned life insurance	(146)	7	(199)
ESOP/Share based compensation	288	309	442
Dividends received deduction	—	—	(242)

	$(2,747)	$(13)	$(12,048)

Effective income tax rate	38.94%	1.73%	38.33%

Retained earnings at December 31, 2010 and 2009 include $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.

The net deferred tax asset is as follows:

	2010	2009

Gross Deferred tax assets:
Allowance for loan losses	$8,396	$7,049
Alternative minimum tax, general business credit and net operating loss carryforwards	6,934	6,869
Non-qualified stock options	892	772
OREO write-downs	1,017	319
Other	395	521

	17,634	15,530
Gross Deferred tax liabilities:
Net deferred loan origination costs	(1,309)	(1,434)
FHLBC stock dividends	(1,785)	(1,785)
Purchase accounting adjustments	(902)	(1,393)
Accumulated depreciation	(767)	(994)
Mortgage servicing rights	(511)	(646)
Goodwill	(1,355)	(1,069)
Other	(564)	(510)
Unrealized gain on securities	(1,108)	(1,138)

	(8,301)	(8,969)

Net deferred tax asset	$9,333	$6,561

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES (continued)

At December 31, 2010, the Company had a federal net operating loss carryforward of $5.9 million, which will begin to expire in 2029. At December 31, 2010, the Company had a state net operating loss carryforward for the State of Illinois of $32.0 million, which will begin to expire in 2025. Based upon projections of future taxable income, management believes that it is more likely than not that the deferred tax assets reflected in the above table will be fully realized and thus a valuation allowance is not needed.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009

Beginning of year	$165	$173
Additions based on tax positions related to the current year	15	8
Additions for tax positions of prior years	34	13
Reductions due to the statute of limitations	(38)	(29)

End of year	$176	$165

The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the statement of operations for the year ended December 31, 2010, 2009 and 2008 was $3,000, $2,000, and $5,000, respectively. The amount accrued for interest and penalties at December 31, 2010 and 2009 was $30,000 and $27,000, respectively.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State of Illinois. The Company is no longer subject to examination by these taxing authorities for years before 2007. Beginning in 2010 and 2009, the Company and the Bank became subject to income taxes in the States of Colorado and New Jersey, respectively, due to the physical presence of regional National Commercial Leasing bankers in these jurisdictions.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 11 – REGULATORY MATTERS

At year-end, actual capital levels and minimum required levels for the Bank were:

	Actual				Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital (to risk- weighted assets)	$199,362	18.38%	$86,764	8.00%	$108,456	10.00%
Tier 1 (core) capital (to risk-weighted assets)	186,594	17.20	43,382	4.00	65,073	6.00
Tier 1 (core) capital (to adjusted total assets)	186,594	12.48	59,825	4.00	74,781	5.00

December 31, 2009
Total capital (to risk- weighted assets)	$204,661	16.40%	$99,857	8.00%	$124,821	10.00%
Tier 1 (core) capital (to risk-weighted assets)	191,099	15.31	49,929	4.00	74,893	6.00
Tier 1 (core) capital (to adjusted total assets)	191,099	12.44	61,446	4.00	76,808	5.00

A reconciliation of the Bank’s equity under GAAP to regulatory capital is as follows:

	2010	2009
GAAP equity	$219,269	$220,135
Disallowed goodwill and other intangible assets	(23,485)	(24,878)
Disallowed servicing assets and deferred tax asset	(7,390)	(2,308)
Accumulated loss (gain) on securities	(1,800)	(1,850)

Tier 1 capital	186,594	191,099
General regulatory loan loss reserves	12,768	13,562

Total regulatory capital	$199,362	$204,661

As of December 31, 2010 the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 11 – REGULATORY MATTERS (continued)

Federal regulations require the Bank to comply with a Qualified Thrift Lender (“QTL”) test, which generally requires that 65% of assets be maintained in housing-related finance and other specified assets. If the QTL test is not met, limits are placed on growth, branching, new investment, FHLBC advances, and dividends or the institution must convert to a commercial bank charter. Management considers the QTL test to have been met as of December 31, 2010.

The Bank is subject to restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval. At December 31, 2010, the Bank does not have pre-approved approval for future dividends.

NOTE 12 – EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan. Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service. In connection with the conversion and reorganization, the ESOP borrowed $19.6 million from the Company, and used the proceeds of the loan to purchase 1,957,300 shares of common stock issued in the subscription offering at $10.00 per share. The loan is secured by the shares and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on ESOP assets. The Bank has committed to make discretionary contributions to the ESOP sufficient to service the loan over a period not to exceed 20 years. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Participants receive their earned shares at the end of employment.

Contributions to the ESOP during 2010 and 2009 were $1.5 million and $1.9 million, respectively, including dividends and interest received on unallocated shares of $425,000 and $453,000 in 2010 and 2009, respectively. Expense related to the ESOP, net of dividends and interest received on unallocated ESOP shares, was $529,000, $516,000 and $512,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Shares held by the ESOP were as follows:

	2010	2009

Allocated to participants	517,671	432,420
Distributed to participants	(15,430)	(12,614)
Unearned	1,419,042	1,516,907

Total ESOP shares	1,921,283	1,936,713

Fair value of unearned shares	$13,836	$15,017

Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company provides a match of $0.50 on each $1.00 of contribution up to 6% of eligible compensation beginning April 1, 2007. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $389,000, $376,000, and $442,000 were made for the years ended 2010, 2009, and 2008, respectively.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate was determined using the yield available on the option grant date for a zero-coupon U.S. Treasury security with a term equivalent to the expected life of the option. The expected life for options granted represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed by SAB 107. The expected volatility for options issued in 2009 was determined using the Company’s historical data. Estimated forfeitures were assumed to be zero due to the lack of historical experience for the Company. There were no options granted in 2010.

The Company recognized $344,000, $406,000 and $594,000 of stock-based compensation expenses relating to the granting of stock options for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the Company had $12,000 of total unrecognized compensation cost related to unvested stock options that will vest in 2011.

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Stock options outstanding at December 31, 2008	2,327,603	$16.51	2.8	$—

Stock options granted	—	—
Stock options exercised	—	—
Stock options expired	(2,000)	(16.00)
Stock options forfeited	(3,000)	(16.00)

Stock options outstanding at December 31, 2009	2,322,603	$16.51	1.9	$—

Stock options granted	—	—
Stock options exercised	—	—
Stock options expired	(24,240)	(15.98)
Stock options forfeited	(10,810)	(15.97)

Stock options outstanding at December 31, 2010	2,287,553	$16.52	0.8	$—

Stock options exercisable at December 31, 2010	2,249,853	$16.53	0.8	$—

Fully vested and expected to vest	2,287,553	$16.52	0.8	$—

(1)	Stock option aggregate intrinsic value represents the number of shares subject to options multiplied by the difference (if positive) in the closing market price of the common stock underlying the options on the date shown and the weighted average exercise price.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 13 – EQUITY INCENTIVE PLANS (continued)

The Human Resources Committee of the Board of Directors may grant shares of restricted stock to certain employees and directors of the Company. The awards generally vest annually over varying periods from three to five years and vesting is subject to acceleration in certain circumstances. The cost of such awards will be accrued ratably as compensation expense over such respective periods based on expected vesting dates. The Company recognized $1.8 million, $2.2 million and $3.5 million of expenses relating to the grant of shares of restricted stock during the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the total unrecognized compensation cost related to unvested shares of restricted stock was $83,000. The cost is expected to be recognized over an 18 month period.

Restricted Stock	Number of Shares (1)	Weighted Average Fair Value at Grant Date	Weighted Average Term to Vest (in years)	Aggregate Intrinsic Value (2)

Shares outstanding at December 31, 2008	239,100	$17.56	1.5	$2,436

Shares granted	—	—
Shares vested	(130,450)	(17.57)
Shares forfeited	—	—

Shares outstanding at December 31, 2009	108,650	$17.56	1.0	$1,076

Shares granted	13,000	9.54
Shares vested	(112,983)	(17.56)
Shares forfeited	—	—

Shares outstanding at December 31, 2010	8,667	$9.54	1.5	$85

(1)	The end of period balances consist only of unvested shares.
(2)	Restricted stock aggregate intrinsic value represents the number of shares of restricted stock multiplied by the market price of the common stock underlying the outstanding shares on the date shown.

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

The contractual or notional amounts are as follows:

	2010	2009
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$16,712	$11,221
Standby letters of credit	1,699	2,170
Unused lines of credit	138,219	149,815
Commitments to sell mortgages	3,247	1,313

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 14 – LOAN COMMITMENTS AND OTHER OFF-BALANCE SHEET ACTIVITIES (continued)

Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loans commitment totaled $14.3 million with interest rates ranging from 3.625% to 6.63% and maturities ranging from one to 30 years.

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

The fair values of loans held-for-sale are generally determined by quoted prices in active markets that are accessible at the measurement date for similar, unrestricted assets (Level 2 measurement inputs).

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

Impaired loans and other real estate owned properties are evaluated and valued at the time the loan is identified as impaired or placed into other real estate owned, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

		Fair Value Measurements Using
	Amortized Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Securities:
Certificates of deposit	$27,766	$27,766	$—	$27,766	$—
Municipal securities	675	709	—	709	—
Mortgage-backed securities – Residential	41,034	42,435	—	42,435	—
Collateralized mortgage Obligations – residential	48,262	49,732	—	49,732	—
SBA-guaranteed loan participation certificates	103	105	—	105	—

	$117,840	$120,747	$—	$120,747	$—

December 31, 2009
Securities:
Municipal securities	$1,225	$1,303	$—	$1,303	$—
Mortgage-backed securities – residential	33,008	34,057	—	34,057	—
Collateralized mortgage Obligations - residential	64,791	66,651	—	66,651	—
SBA-guaranteed loan participation certificates	114	115	—	115	—

	$99,138	$102,126	$—	$102,126	$—

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The Company’s assets that were measured at fair value on a non-recurring basis are as follows:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Impaired loans	$31,057	$—	$—	$31,057
Other real estate owned	4,224	—	—	4,224

December 31, 2009
Impaired loans	$22,583	$—	$—	$22,583
Other real estate owned	1,118	—	—	1,118
Mortgage servicing rights	377	—	377	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $43.7 million, with a valuation allowance of $9.4 million at December 31, 2010, compared to a carrying amount of $50.8 million, with a valuation allowance of $5.1 million at December 31, 2009, resulting in a provision for loan losses of $4.3 million for the year ended December 31, 2010.

OREO and OREO in process, which is carried at lower of cost or fair value less costs to sell, had a carrying value of $14.6 million at December 31, 2010, which included write downs of $2.4 million for the year ended December 31, 2010 compared to $4.1 million at December 31, 2009, which included write downs of $687,000 for the year ended December 31, 2009.

Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $1.3 million at December 31, 2010, of which $974,000 related to fixed rate loans and $375,000 related to adjustable rate loans. There was a recovery of $74,000 on mortgage servicing rights for the year ended December 31, 2010, compared to $36,000 recovery for the same period in 2009.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments is as follows:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$220,810	$220,810	$108,198	$108,198
Securities	120,747	120,747	102,126	102,126
Loans held-for-sale	2,716	2,716	—	—
Loans receivable, net of allowance for loan losses	1,050,766	1,065,404	1,218,540	1,221,098
FHLBC stock	15,598	N/A	15,598	N/A
Accrued interest receivable	5,390	5,390	6111	6,111
Mortgage servicing rights	1,349	1,612	1,706	1,862

Financial liabilities
Non-interest-bearing demand deposits	$(112,549)	$(112,549)	$(108,308)	$(108,308)
Savings deposits	(98,894)	(98,894)	(96,107)	(96,107)
NOW and money market accounts	(643,860)	(643,860)	(625,345)	(625,345)
Certificates of deposit	(380,074)	(384,103)	(403,635)	(407,693)
Borrowings	(23,749)	(23,995)	(50,784)	(51,573)
Accrued interest payable	(146)	(146)	(535)	(535)

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

NOTE 16 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	2010	2009	2008
Unrealized holding gains (losses) on securities, net of tax	$(31)	$1,666	$(17,274)

Net loss (gain) on sale of securities recognized, net of tax	(19)	612	(835)

Loss on impairment of securities, net of tax	—	248	21,643

	$(50)	$2,526	$3,534

NOTE 17 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of BankFinancial Corporation as of December 31, 2010 and 2009 and for the three years ended December 31, 2010 follows:

Condensed Statements of Financial Condition

	2010	2009
ASSETS
Cash in subsidiary	$16,422	$25,755
Loan receivable from ESOP	16,367	17,172
Investment in subsidiary	219,269	220,135
Income tax receivable	1,749	11,729
Other assets	368	141

Total assets	$254,175	$274,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	890	11,329
Total stockholders’ equity	253,285	263,603

Total liabilities and stockholders’ equity	$254,175	$274,932

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 17 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Operations

	2010	2009	2008
Interest income	$730	$1,244	$1,287
Dividends from subsidiary	—	—	2,000
Other expense	1,343	1,428	1,858

Income (loss) before income tax and undistributed subsidiary income	(613)	(184)	1,429
Income tax benefit	(232)	(69)	(217)

Income (loss) before equity in undistributed subsidiary income	(381)	(115)	1,646
Equity in undistributed subsidiary income (excess distributions)	(3,926)	(623)	(21,035)

Net loss	$(4,307)	$(738)	$(19,389)

Condensed Statements of Cash Flows

	2010	2009	2008

Cash flows from operating activities
Net loss	$(4,307)	$(738)	$(19,389)
Adjustments
Equity in undistributed subsidiary income (excess distributions)	3,926	623	21,035
Change in other assets	9,752	(10,492)	549
Change in accrued expenses and other liabilities	(10,439)	11,281	(143)

Net cash from operating activities	(1,068)	674	2,052

Cash flows from investing activities
Principal payments received on ESOP loan	805	606	563

Net cash from investing activities	805	606	563

Cash flows from financing activities
Repurchase and retirement of common stock	(3,124)	(2,491)	(7,737)
Cash dividends paid on common stock	(5,946)	(6,010)	(6,134)

Net cash from financing activities	(9,070)	(8,501)	(13,871)

Net change in cash and cash equivalents	(9,333)	(7,221)	(11,256)

Beginning cash and cash equivalents	25,755	32,976	44,232

Ending cash and cash equivalents	$16,422	$25,755	$32,976

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$17,145	$16,451	$15,892	$15,448
Interest expense	3,929	3,677	3,138	2,442

Net interest income	13,216	12,774	12,754	13,006
Provision for loan losses	851	2,665	419	8,148

Net interest income	12,365	10,109	12,335	4,858
Noninterest income	1,455	1,812	1,958	1,903
Noninterest expense	12,678	12,370	13,190	15,611

Income (loss) before income taxes	1,142	(449)	1,103	(8,850)
Income tax expense (benefit)	426	(161)	366	(3,378)

Net income (loss)	$716	$(288)	$737	$(5,472)

Basic earnings (loss) per common share	$0.04	$(0.01)	$0.04	$(0.28)
Diluted earnings (loss) per common share	$0.04	$(0.01)	$0.04	$(0.28)

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$18,906	$18,713	$18,510	$17,980
Interest expense	5,736	5,500	4,838	4,483

Net interest income	13,170	13,213	13,672	13,497
Provision for loan losses	1,344	2,847	427	4,193

Net interest income	11,826	10,366	13,245	9,304
Noninterest income	1,642	1,802	1,660	2,135
Noninterest expense	13,042	13,047	12,581	14,061

Income (loss) before income taxes	426	(879)	2,324	(2,622)
Income tax expense (benefit)	254	(214)	973	(1,026)

Net income (loss)	$172	$(665)	$1,351	$(1,596)

Basic earnings (loss) per common share	$0.01	$(0.03)	$0.07	$(0.08)
Diluted earnings (loss) per common share	$0.01	$(0.03)	$0.07	$(0.08)

The Company recorded a net loss of $5.5 million for the fourth quarter of 2010. The Company’s fourth quarter 2010 operating results included an $8.1 million provision for loan losses and $4.7 million recorded in nonperforming asset expense and operations of other real estate owned “OREO” due to fourth quarter 2010 OREO expense accruals, OREO property write-downs to net realizable value, and final resolution of certain classified loans and assets. 2009 fourth quarter results included $4.2 million of provision for loan losses, partially offset by a $1.3 million gain recognized on the sale of our merchant processing operations.

On January 27, 2011, the Company announced that its Board of Directors declared a cash dividend of $0.07 per share of its common stock. The dividend will be payable on March 4, 2011 to stockholders of record on February 9, 2011.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 19 – SUBSEQUENT EVENTS (Unaudited)

Pending acquisitions

On September 13, 2010, the Company signed a definitive Merger Agreement to acquire DG Bancorp, Inc. and its wholly-owned subsidiary, Downers Grove National Bank. Founded in 1955, Downers Grove National Bank is a privately held community bank with $219 million in assets and $213 million in deposits as of December 31, 2010. Downers Grove National Bank has two banking locations in Downers Grove and Westmont, IL communities. The transaction has been approved by the Bank’s primary federal regulator, the Office of Thrift Supervision, and is expected to close in the first quarter of 2011, subject to customary closing conditions.

We are in the process of negotiating the acquisition of a portfolio of performing loans from Citibank N.A. with an aggregate unpaid principal balance of approximately $155.8 million. The purchase is scheduled to close in March 2011, subject to customary closing conditions. This loan portfolio consists of multifamily loans originated by Citibank N.A. or the former Citibank, F.S.B. and the loans are secured by real estate collateral located in the Chicago metropolitan market area. The portfolio consists of 470 loans with an overall weighted average effective yield of 5.87%. All loans in the portfolio were current on all payments due as of the month prior to the month in which the purchase is scheduled to close. Upon the closing of the purchase, we expect to file a Current Report on Form 8-K further describing the portfolio acquisition transaction and the portfolio characteristics.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ( “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

The annual report of management on the effectiveness of our internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth under “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” under Item 8 - “Financial Statements and Supplementary Data.”

(c) Changes in internal controls.

There were no changes made in our internal controls during the fourth quarter of 2010 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect these controls.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information regarding the securities that were authorized for issuance under our 2006 Equity Incentive Plan as of December 31, 2010:

	Column (A)	Column (B)	Column (C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under 2006 Equity Incentive Plan (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders	2,296,220	$16.52	244,622
Equity compensation plans not approved by stockholders	—	—	—

Total	2,296,220	16.52	244,622

Column (A) represents stock options and restricted stock outstanding under the Company’s 2006 Equity Incentive Plan. Future equity awards under the 2006 Equity Incentive Plan may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock, restricted performance stock, restricted stock units, stock awards or cash. Column (B) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock awards are not included in this calculation. Column (C) represents the maximum aggregate number of future equity awards that can be made under the 2006 Equity Incentive Plan as of December 31, 2010.

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

(a)(1) Financial Statements

The following consolidated financial statement of the registrant and its subsidiaries are filed as part of this document under Item 8 - “Financial Statements and Supplementary Data.”

(A)	Report of Independent Registered Accounting Firm

(B)	Consolidated Statements of Financial Condition - at December 31, 2010 and 2009

(C)	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

(F)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Articles of Incorporation of BankFinancial Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

3.2	Bylaws of BankFinancial Corporation	Exhibit 3.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

3.3	Articles of Amendment to Charter of BankFinancial Corporation	Exhibit 3.3 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

3.4	Restated Bylaws of BankFinancial Corporation	Exhibit 3.4 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 15, 2007

4	Form of Common Stock Certificate of BankFinancial Corporation	Exhibit 4 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

10.1	Employee Stock Ownership Plan	Exhibit 10.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

10.2	Deferred Compensation Plan	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

10.3	BankFinancial FSB Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008

10.4	BankFinancial FSB Employment Agreement with James J. Brennan	Exhibit 10.3 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008.

10.5	BankFinancial FSB Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008

10.6	BankFinancial FSB Employment Agreement with Christa N Calabrese	Exhibit 10.5 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008

10.12	Form of Incentive Stock Option Award Terms	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.13	2006 BankFinancial Corporation Equity Incentive Plan	Appendix C to the Definitive Form 14A, originally filed with the Securities and Exchange Commission on May 25, 2006 (File No. 000-51331)

10.14	Form of Performance Based Incentive Stock Option Award Terms	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.15	Form of Non-Qualified Stock Option Award Terms	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.16	Form of Performance Based Non-Qualified Stock Option Award Terms	Exhibit 10.4 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

	Exhibit	Location
10.17	Form of Restricted Stock Unit Award Agreement	Exhibit 10.5 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.18	Form of Performance Based Restricted Stock Award Agreement	Exhibit 10.6 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.19	Form of Restricted Stock Award Agreement	Exhibit 10.7 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.20	Form of Stock Appreciation Rights Agreement	Exhibit 10.8 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.25	BankFinancial Corporation Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008

10.26	BankFinancial Corporation Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008

10.27	BankFinancial Corporation Employment Agreement with James J. Brennan	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008

10.28	BankFinancial Corporation Employment Agreement with Elizabeth A. Doolan	Exhibit 10.28 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.

10.29	BankFinancial FSB Employment Agreement with Elizabeth A. Doolan	Exhibit 10.28 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.

10.30	BankFinancial FSB Employment Agreement with Gregg T. Adams	Exhibit 10.30 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on April 30, 2010.

14	Code of Ethics for Senior Financial Officers	Exhibit 14 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 27, 2006

21	Subsidiaries of Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

23	Consent of Crowe Horwath LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKFINANCIAL CORPORATION

Date: March 9, 2011	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 9, 2011

/s/ Paul A. Cloutier Paul A. Cloutier	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2011

/s/ Elizabeth A. Doolan Elizabeth A. Doolan	Senior Vice President and Controller (Principal Accounting Officer)	March 9, 2011

/s/ Cassandra J. Francis Cassandra J. Francis	Director	March 9, 2011

/s/ John M. Hausmann John M. Hausmann	Director	March 9, 2011

/s/ Sherwin R. Koopmans Sherwin R. Koopmans	Director	March 9, 2011

/s/ Joseph A. Schudt Joseph A. Schudt	Director	March 9, 2011

/s/ Terry R. Wells Terry R. Wells	Director	March 9, 2011

/s/ Glen R. Wherfel Glen R. Wherfel	Director	March 9, 2011