Form 10-K/A
period 2010-12-31
BankFinancial CORP
filed 2011-05-02
CIK 1303942

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

At March 31, 2011, there were 21,072,966 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

BankFinancial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 9, 2011. In accordance with General Instruction G(3), the Company is now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information, as of April 29, 2011 regarding the members of the Board of Directors, including their years of service and terms of office. Except as indicated elsewhere in this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K, there are no arrangements or understandings between any of the directors and any other person pursuant to which such directors were selected.

Name	Position(s) Held in the Company	Director Since (1)	Term of Class to Expire
F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	1983	2011
Joseph A. Schudt	Director	1992	2011
Cassandra J. Francis	Director	2006	2012
Sherwin R. Koopmans	Director	2003	2012
Terry R. Wells	Director	1994	2012
John M. Hausmann, C.P.A.	Director	1990	2013
Glen R. Wherfel, C.P.A.	Director	2001	2013

(1)	For each director, denotes the earlier of the year the individual became a director of BankFinancial, F.S.B. or the year the individual became a director of the Company or its predecessors, BankFinancial MHC and BankFinancial Corporation, the federal corporation. Except for Glen R. Wherfel and Cassandra J. Francis, each individual has served as a director of the Company since its formation in 2004. Mr. Wherfel was appointed to the Board of Directors of the Company on May 18, 2006; Ms. Francis was appointed to the Board of Directors of the Company on September 27, 2006.

The business experience for at least the past five years of each member of the Board of Directors is set forth below. The biographies also contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Corporate Governance and Nominating Committee and the Board of Directors to determine that the person should serve as a director.

Cassandra J. Francis. Age 45. Ms. Francis served as Executive Director and Vice President of Clayco, Inc. through April 1, 2011. Ms. Francis was previously the Director of Olympic Village Development for the 2016 Chicago Olympic Committee. She had served in various management positions, including the office of Senior Vice President, with U.S. Equities Development, L.L.C. from 1995 to 2008. Ms. Francis is a member of the American Institute of Certified Planners, is a LEED accredited professional, and is licensed as a real estate broker in the States of Illinois and Indiana. She is also a member of the Board of Governors of Lambda Alpha International, an honorary land economics society. Ms. Francis has been a director of the Company and the Bank since 2006, is a member of the Asset Liability Management Committee of the Bank, and since the Company’s 2010 Annual Meeting of Stockholders, has been a member of the Corporate Governance and Nominating Committee and the Human Resources Committee of the Company.

Ms. Francis brings to the Board, among other skills and qualifications, substantial experience in urban planning and commercial real estate development and operations, with particular emphasis in retail development and leasing. She also has extensive experience with commercial real estate finance and valuations, particularly in Midwestern markets.

F. Morgan Gasior. Age 47. Mr. Gasior has served as Chairman of the Board, Chief Executive Officer and President of the Company since its formation in 2004, and of the Bank since 1989, and as a director of the Bank since 1983. He held the same positions with the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Gasior has been employed by the Bank in a variety of positions since 1984, and became a full-time employee in 1988 when he was appointed as Executive Vice President and Chief Operating Officer. Mr. Gasior serves as the Chairman of the Executive Committees of the Company and the Bank and is a member of the Asset Quality Committee of the Bank. He was also a director and officer of Financial Assurance Services from 1989 through 2003. Mr. Gasior is licensed as an attorney in the States of Illinois and Michigan, but he does not actively practice law.

Mr. Gasior brings to the Board, among other skills and qualifications, a comprehensive understanding of the Bank’s strategies, operations and customers based on his more than 27 years of service as an employee and officer of the Bank. He has led the development and implementation of the Bank’s financial, lending, operational, technology and expansion strategies, and this experience has uniquely positioned him to adjust the Company’s business strategies to respond to changing economic, regulatory and competitive conditions, and to discern and coordinate operational changes to match these strategies. His position on the Board also provides a direct channel of communication from senior management to the Board.

John M. Hausmann, C.P.A. Age 56. Mr. Hausmann has been a self-employed certified public accountant since 1980. Prior to that time, he was an accountant with Arthur Andersen. Mr. Hausmann is a member of the American Institute of Certified Public Accountants and the Illinois Certified Public Accountant Society. He has been a director of the Company since its formation in 2004, and of the Bank since 1990. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Hausmann is the Chairman of the Audit Committees of the Company and the Bank is a member of the Executive Committees of the Company and the Bank, and since the Company’s 2010 Annual Meeting of Stockholders, has been a member of the Corporate Governance and Nominating Committee and the Human Resources Committee of the Company.

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

Sherwin R. Koopmans. Age 69. Mr. Koopmans has been actively involved in the banking industry since 1964, including service in senior management positions with the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. After retiring from government service in December 1995, Mr. Koopmans performed short-term consulting engagements on banking and deposit insurance issues for private clients, including several located in European, Asian and South American countries. Mr. Koopmans is currently retired. He was a director of Success Bancshares and its wholly-owned subsidiary, Success National Bank, from 1997 until they were acquired by the Company in 2001, and was the Chairman of Success Bancshares’ Executive Committee and Asset/Liability Management Committee and a member of its Audit Committee and Human Resources Committee. Mr. Koopmans has been a director of the Company since its formation in 2004, and of the Bank since 2004. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 2003 to 2005. He also served as a director of Financial Assurance Services, a subsidiary of the Bank, from 2001 to 2003. Mr. Koopmans is the Chairman of the Asset Liability Management Committee of the Bank, a member of the Human Resources Committees and Executive Committees of the Company and the Bank, a member of the Audit Committee of the Company, and since the Company’s 2010 Annual Meeting of Stockholders, has been a member of the Corporate Governance and Nominating Committee and the Human Resources Committee of the Company.

Mr. Koopmans brings to the Board, among other skills and qualifications, substantial experience in the federal bank regulatory system, and with federal banking laws, regulations and examination practices and the FDIC’s resolution process. His experience as a bank regulator has also provided him with a comprehensive understanding of interest rate risk and liquidity management, which he regularly utilizes as the Chairman of the Board’s Asset Liability Management Committee.

Joseph A. Schudt. Age 73. Mr. Schudt served as the Principal Partner and President of Joseph A. Schudt & Associates, a professional engineering firm based in Frankfort, Illinois, specializing in engineering design, environmental analyses and land surveying, from 1972 to 2004. Mr. Schudt currently serves as a Vice President of Joseph A. Schudt & Associates. Mr. Schudt is licensed as a professional engineer in seven states, including Illinois. He has been a director of the Company since its formation in 2004, and of the Bank since 1992. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Schudt is the Chairman of the Asset Quality Committee of the Bank, and is a member of the Executive Committees of the Company and the Bank.

Mr. Schudt brings to the Board, among other skills and qualifications, substantial experience in commercial real estate construction and development, and federal, state and local requirements relating to project development, land use and environmental remediation. His experience as a member and the Chairman of the Bank’s Asset Quality Committee has provided him with a thorough knowledge of the Bank’s loan portfolio and portfolio management practices, as well as applicable financial, consumer and social compliance regulations.

Terry R. Wells. Age 52. Mr. Wells has served as the Mayor of the Village of Phoenix, Illinois since 1993. Mr. Wells has also taught history and social studies since 1981 at the elementary and high school levels, and presently teaches U.S. History at Thornton Township High School in Harvey, Illinois. He is also a member of the Board of Directors of Pace, a Division of the Regional Transportation Authority (Illinois), and the Board of Trustees of South Suburban College. Mr. Wells served as President of the South Suburban Mayors and Managers Association from 2009 through 2010. Mr. Wells has been a director of the Company since its formation in 2004, and of the Bank since 1994. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Wells is a member of the Audit Committees of the Company and Bank, and since the Company’s 2010 Annual Meeting of Stockholders, has served as the Chairman of the Corporate Governance and Nominating Committee and the Human Resources Committee of the Company.

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

Glen R. Wherfel, C.P.A. Age 61. Mr. Wherfel has been a principal in the accounting firm of Wherfel & Associates since 1984. Mr. Wherfel was a director of Success National Bank from 1993 to 2001, and of Success Bancshares from 1998 to 2001. He was the Chairman of Success National Bank’s Loan Committee and a member of its Asset Liability Management Committee. Mr. Wherfel has been a director of the Company since 2006, and of the Bank since 2001. Mr. Wherfel is a member of the Asset Quality Committee of the Bank, and since the Company’s 2010 Annual Meeting of Stockholders, has been a member of the Corporate Governance and Nominating Committee and the Human Resources Committee of the Company.

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

Executive Officers Who Are Not Directors

Set forth below is information, as of April 29, 2011, regarding the principal occupations for at least the past five years of the individuals who serve as executive officers of the Company and/or the Bank who are not directors of the Company or the Bank. All executive officers of the Company and the Bank are elected annually by their respective Boards of Directors and serve until their successors are elected and qualify. No executive officer identified below is related to any director or other executive officer of the Company or the Bank. Except as indicated elsewhere in this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K, there are no arrangements or understandings between any officer identified below and any other person pursuant to which any such officer was selected as an officer.

Gregg T. Adams. Age 52. Mr. Adams has served as the Executive Vice President of the Marketing and Sales Division of the Bank since 2001 and was the Senior Vice President of the Marketing and Sales Division from 2000 to 2001. Mr. Adams joined the Bank in 1986 and has served in various positions with the Bank and its former real estate subsidiary, Financial Properties, Inc., including as Vice President of Marketing Development.

James J. Brennan. Age 60. Mr. Brennan has served as the Secretary and General Counsel of the Bank since 2000 and of the Company since its formation in 2004, and held the same positions with BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 2000 to 2005. Mr. Brennan also serves as the Executive Vice President of the Corporate Affairs Division of the Company and the Bank. Mr. Brennan was a practicing attorney from 1975 until 2000. Prior to joining the Bank and its parent companies, he was a partner in the law firm of Barack Ferrazzano Kirschbaum & Nagelberg, Chicago, Illinois, and was the Co-Chairman of the firm’s Financial Institutions Group and a member of its Management Committee. Mr. Brennan is also a director of Financial Assurance Services.

Christa N. Calabrese. Age 62. Ms. Calabrese has served as the President of the Bank’s Northern Region since 2001. She served as the Chief Lending Officer of Success National Bank from 1992 until it was acquired by the Company in 2001, and during that time she held the offices of Executive Vice President and Senior Vice President. Ms. Calabrese was an Asset Specialist with the Resolution Trust Corporation from 1990 to 1992 and held commercial lending positions with several Chicago area community banks from 1969 to 1990.

Paul A. Cloutier, C.P.A. Age 47. Mr. Cloutier has served as the Chief Financial Officer and Treasurer of the Company since its formation in 2004, of the Bank since 1991, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Cloutier also serves as the Executive Vice President of the Finance Division of the Company and the Bank. He is a registered certified public accountant in the State of Michigan and is a member of the American Institute of Certified Public Accountants. Prior to joining the Bank and its parent companies, he was a Senior Tax Associate with Coopers & Lybrand.

John G. Manos. Age 50. Mr. Manos has served as the President of the Bank’s Southern Region since 2006. He has held various positions with the Bank since 1999, including Senior Vice President, Vice President and Senior Vice President of Regional Commercial Banking. Prior to joining the Bank, Mr. Manos was the Manager – Commercial Lending for Preferred Mortgage Associates.

William J. Deutsch, Jr. Age 43. Mr. Deutsch has served as the President of the Bank’s National Commercial Leasing Division since January 2011, and served as the Senior Vice President of National Commercial Leasing since 2002. Prior to joining the Bank, Mr. Deutsch was the Senior Vice President – Lease Finance Group for the First Bank of Highland Park.

Audit Committee

The Board of Directors of the Company has an Audit Committee comprised of Messrs. Hausmann (Chairman), Wells and Koopmans. Each is an “independent” director as defined in Rule 4200(a)(15) of the listing standards of the NASDAQ Stock Market and Rule 10A-3 of the Securities and Exchange Commission. The Board of Directors has determined that Messrs. Hausmann and Koopmans both qualify as an “audit committee financial expert” as currently defined in the regulations of the Securities and Exchange Commission (“SEC”).

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s executive officers and directors, and beneficial owners of greater than 10% of the outstanding shares of the Company’s common stock are required to file reports with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Company’s common stock. SEC rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on the Company’s review of ownership reports required to be filed for the year ended December 31, 2010, no executive officer, director or 10% beneficial owner of shares of the Company’s common stock failed to file any required ownership report on a timely basis during this period.

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

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes the Company’s compensation philosophy and policies for 2010 as applicable to the executive officers named in the Summary Compensation Table. This section explains the structure and rationale associated with each material element of the named executive officers’ compensation, and it provides context for the more detailed disclosure tables and specific compensation amounts provided in the following section. It is important to note that the Company and the Bank share an executive management team, and except for awards made pursuant to the Company’s 2006 Equity Incentive Plan (the “2006 EIP”), the members of the executive management team are compensated by the Bank rather than the Company, and the Company reimburses the Bank for their services to the Company through intercompany expense allocations. The compensation packages of the named executive officers are determined and approved by the Human Resources Committee based upon each officer’s performance and roles for both the Company and the Bank.

Role of the Human Resources Committee of the Board of Directors

Pursuant to its Charter, the Human Resources Committee is directly responsible for the execution of the Board of Directors’ responsibilities with respect to compensation, performance evaluation and succession planning for the Company’s Chief Executive Officer and other named executive officers. The Human Resources Committee is also responsible for the submission of an annual report on executive compensation to the Board of Directors for inclusion in the Company’s Annual Report on Form 10-K. During 2010, the Human Resources Committee was comprised of Messrs. Wells (Chairman), Hausmann, Koopmans and Wherfel, and Ms. Francis, each of whom is expected to serve on the committee through the conclusion of the Company’s Annual Meeting of Stockholders on June 28, 2011. Each of the members of the Human Resources Committee is considered “independent” according to the listing standards of the NASDAQ Stock Market, an “outside” director pursuant to Section 162(m) of the Internal Revenue Code, and a “non-employee” director under Section 16 of the Securities Exchange Act of 1934.

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

For 2010, the Human Resources Committee considered the Company’s and the Bank’s performance within the context of the 2010 business plan and management’s overall performance, weighing numerous factors within and outside of management’s control.

Corporate Performance and Peer Comparison. In establishing named executive officer compensation, the Human Resources Committee periodically evaluates the Company’s and the Bank’s performance compared to management’s and the Board of Directors’ overall goals and business plan objectives as well as to other financial institutions. The Human Resources Committee believes that using the Company’s and the Bank’s performance as a factor in determining named executive officer compensation levels is a useful tool for aligning the executive officers’ interests with those of the stockholders of the Company. With that in mind, the Human Resources Committee focuses on the Company’s and the Bank’s overall performance relative to the prior calendar year and also considers the performance of local competitors. As part of the evaluation and review, the Human Resources Committee also takes into account the manner in which various subjective issues, such as competition and general and local economic conditions, including high unemployment rates and commodities prices and adverse conditions in housing and real estate markets, may have affected performance.

For purposes of comparative analysis in assessing performance, the Company generally considers commercial banks and savings institutions of similar asset size. The group of comparative institutions used in 2010 generally, but not exclusively, included local financial institutions with total assets of $1 billion to $10 billion. Given the ever-changing landscape within the banking industry, there is no specifically defined group of companies that is utilized for this analysis. The local financial institutions that were considered in 2010 included Taylor Capital Group, Inc. (TAYC), First Midwest Bancorp, Inc. (FMBI), MB Financial, Inc. (MBFI), Wintrust Financial Corporation (WTFC), PrivateBancorp Inc. (PVTB) and CFS Bancorp, Inc. (CITZ).

The Human Resources Committee believes that peer comparison is a useful tool for staying competitive in the marketplace and attracting and retaining qualified executives. While the Human Resources Committee believes that it is prudent to consider peer comparison in determining compensation practices, it does not establish empirical parameters or benchmarks for using this data. Rather, the Human Resources Committee uses peer comparison data to ensure that executive compensation is reasonable relative to competing organizations.

Performance Reviews and Role of Executives in Committee Meetings. Management reports to the Board of Directors at least annually on its progress in achieving the strategic, financial and management objectives established by the business plan. The Board of Directors then considers the overall performance of the Company and its named executive officers in the context of these objectives, weighing numerous factors and conditions within and outside of management’s control. Upon the completion of this review, the Human Resources Committee reviews current and proposed compensation levels for the Chief Executive Officer and the other named executive officers. The Human Resources Committee relies in part upon the Chief Executive Officer’s self-assessment as well as his assessment of each named executive officer’s individual performance, which considers each named executive officer’s achievements of his or her individual goals each year. However, the Board of Directors and Human Resources Committee exclude the Chief Executive Officer and all other named executive officers from their discussions and formal meetings concerning named executive officer compensation, except to receive the results of the decisions made by the Human Resources Committee or the Board of Directors and other relevant information.

Information Resources and Role of Compensation Consultants. In reviewing current and proposed compensation levels for named executive officers, the Human Resources Committee considers the organizational structure and composition of the Company and the Bank, external information from public sources on peer and competitor compensation practices and levels and other information it deems relevant to its responsibilities. The Human Resources Committee continued to have access to its own outside counsel and compensation consultant during 2010. The Human Resources Committee engaged Frederic W. Cook & Co. to assist in the preparation of the compensation aspects of reports filed with the SEC and to be available for consultations with outside counsel to the Human Resources Committee, but did not engage an independent compensation consultant for any other specific purpose in the 2010 review process because it believed it had sufficient information from external, independent public sources to execute its responsibilities.

Components of Executive Compensation

General. All named executive officers of the Company, including the Chief Executive Officer, are currently executive officers of the Bank. On May 19, 2006, the Company adopted the 2006 EIP, and it was subsequently approved by the Company’s stockholders at the 2006 Annual Meeting. Except for awards made pursuant to the 2006 EIP, the Company does not separately compensate its named executive officers. The compensation that the Bank pays to its named executive officers, however, is taken into account in establishing the intercompany expense allocations that the Company pays to the Bank. In connection with its mutual-to-stock conversion in 2005, the Bank also established a tax-qualified employee stock ownership plan (“ESOP”), and named executive officers are eligible to participate in the ESOP subject to vesting and other requirements and limitations applicable to all participants generally.

Base Salary. Generally, base salary levels are established based on job descriptions and responsibilities, either temporary or permanent in nature (including any revisions or proposed revisions thereto), competitive conditions and general economic trends in the context of the Bank’s financial and franchise condition, and performance. No surveys were used to establish base salaries during 2010.

In 2011, the base salaries for the named executive officers are as follows:

Name	Position	2011 Base Salary(1)
F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	$405,804

Paul A. Cloutier	Executive Vice President and Chief Financial Officer	$271,998

James J. Brennan	Executive Vice President, Corporate Secretary and General Counsel	$325,468

Christa N. Calabrese	Northern Regional President	$226,807

Gregg T. Adams	Executive Vice President, Marketing and Sales	$225,000

(1)	Base salary is effective as of March 14, 2011, except that the base salaries for Ms. Calabrese, Mr. Adams and Mr. Gasior did not change and remained the same as in 2009 and 2010.

Non-Equity Incentive Plan Compensation. Annual cash incentive compensation reflects the relative achievement of the strategic, financial and management objectives established by the business plan, management’s responses to unforeseen circumstances or conditions that materially differ from those originally assumed, and the individual performance factors established for the Chief Executive Officer, Chief Financial Officer and each Regional President. Annual cash incentive compensation is generally established as a range of possible awards based on a percentage of base salary. Other factors considered include recent changes or proposed changes to base salary or other compensation elements, as well as competitive considerations. The Plan-Based Awards table is included in the “Conclusions for the Year Ended December 31, 2010.”

The Company prepared performance- and risk-based incentive compensation matrices for the Chief Executive Officer, the Chief Financial Officer and each Regional President. Taken together, these matrices incorporate direct relationships of the Company’s principal risk exposures and performance based on the Human Resources Committee’s assessments. The individual awards are discussed in “Conclusions for the Year Ended December 31, 2010.”

Bonus. In 2010, the Company’s business plan assumptions included a total annual bonus payment cash pool between 5% and 10% of base salary for named executive officers other than the Chief Executive Officer, the Chief Financial Officer and the Regional Presidents. Provided that, if and as applicable, the Company’s overall financial performance was generally consistent with the overall projected business plan results (taking into consideration factors both within and outside of the Company’s and the executive officers’ control), the annual performance review process may result in an award based on an assessment of the named executive officer’s execution of their applicable responsibilities. The Company does not use an empirical mathematical formula to determine the amount of the actual annual cash incentive compensation for these bonuses. The individual awards are discussed in “Conclusions for the Year Ended December 31, 2010.”

Equity-Based Compensation. The 2006 EIP established a mechanism by which awards of restricted stock or stock options could be utilized to further align the financial interests of employees, including the named executive officers, with stockholders and, in the future, provide an additional means to attract, retain and reward individuals who contribute to the success of the Company. The Human Resources Committee has established share ownership guidelines (as described below) for the named executive officers and other executive officers. The Human Resources Committee also considers the significant financial investment required of a participant who retains shares granted under the 2006 EIP because such participant must pay current income tax obligations with respect to such shares without having the benefit of selling the shares to generate cash proceeds sufficient to pay such tax liability. In addition, consistent with the purpose of aligning management financial interests with stockholder interests, the Human Resources Committee delegated to the Chief Executive Officer the authority to make grants pursuant to and established a framework for the Chief Executive Officer’s implementation of the 2006 EIP for individuals other than the executive officers of the Company or the Bank. In general, the delegated authority of the Chief Executive Officer is limited to grants to an aggregate of 120,000 restricted shares and 360,000 stock options, and to a maximum per individual of 10,000 restricted shares and 25,000 stock options.

No equity awards were granted to any named executive officer in 2010. The Human Resources Committee believes that the establishment of equity-based compensation programs has been an important tool for the retention and attraction of qualified management talent.

Share Ownership Guidelines. In the absence of difficult personal circumstances, the Human Resources Committee encourages the Chief Executive Officer and the other named executive officers of the Company to acquire with their own funds and hold a position in Company shares equal to 100% of the executive’s three-year average annual cash compensation. At December 31, 2010, all of the Company’s named executive officers met all elements of the Human Resources Committee’s share ownership guidelines.

401(k) Plan. The Company has a tax-qualified defined contribution retirement plan covering all of its eligible employees. Employees are eligible to participate in the plan after attainment of age 21 and completion of six months of service. Effective April 1, 2007, the Board of Directors amended the match component of the plan to provide a fixed match in the amount of 50% of the first 6% of compensation deferred under the plan. The Board of Directors amended the match formula after considering the significant benefit provided to all eligible employees under the Bank’s ESOP. The Company could also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $412,033 were made to the 401(k) plan for 2010.

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

Contributions to the ESOP, and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan, and consistent with historical practices, are allocated among ESOP participants on the basis of compensation in the year of allocation. Benefits under the plan become fully vested upon completion of five years of credited service, with credit given to participants for years of credited service with the Bank prior to the adoption of the plan. However, employees retained through the merger of Downers Grove National Bank into the Bank will be credited with service beginning on the date they first became employed by the Bank. A participant’s interest in his or her account under the plan also fully vests in the event of termination of service due to a participant’s early or normal retirement, death, disability, or upon a change of control (as defined in the plan). Vested benefits are payable in the form of shares of common stock and/or cash. Any unvested benefits will be forfeited upon termination of employment in accordance with the terms of the ESOP. Such forfeited amounts remain in the ESOP and are reallocated to remaining participants in accordance with the terms of the ESOP. The Bank’s contributions to the ESOP are discretionary, subject to the loan terms and tax law limits. The ESOP will terminate in the event of a change of control (as defined in the plan).

All Other Compensation and Perquisites. The Human Resources Committee reviews and monitors the level of other compensation and perquisites offered to the named executive officers in the context of current business operations and general market practices. Excluding the effects of the Bank’s contributions for the health, vacation, 401(k) and ESOP benefits available to all full-time employees and the Bank’s reimbursement of the after-tax premium costs for disability insurance coverages, the Human Resources Committee generally believes that other compensation and perquisites should not exceed 10% of each named executive officer’s total annual cash compensation. The Company’s perquisite policy was amended in 2007 to reflect this limitation. As of December 31, 2010, the Company’s compensation practices with respect to other compensation and perquisites met this standard.

Conclusions for Year Ended December 31, 2010

Executive Summary. The following is a brief summary of the compensation decisions the Human Resources Committee made with respect to the named executive officers for 2010 and 2011:

•

no base salary increases were awarded for the named executive officers in 2010. On March 14, 2011, the base salaries of the Chief Financial Officer and the Executive Vice President - General Counsel were increased by 5%. No other increases were made;

•	aggregate annual cash incentive payments to the named executive officers for 2010 decreased significantly from the aggregate annual cash incentives paid for 2009; and

•	no equity awards were granted to any named executive officer in 2010.

Review of Chief Executive Officer. The Human Resources Committee met outside the presence of management to review the Chief Executive Officer’s performance in the context of the approved business plan, and the extent to which established strategic, financial and management objectives were realized during 2010. The Human Resources Committee also evaluated the overall state of the Company’s franchise and strategic position, capabilities and direction consistent with the Chief Executive Officer’s execution of his leadership and planning responsibilities.

The Human Resources Committee reported that, at a meeting attended solely by committee members, it reviewed and evaluated the self-assessment and other information provided by the Chief Executive Officer and other factors for the purpose of reviewing the Chief Executive Officer’s performance during 2010. The review encompassed five specific performance areas – core earnings per share, internal controls, asset quality, marketing and business development, and leadership and planning. The Chief Executive Officer’s performance was rated in each category based on as assessment by the Board of Directors of the Company’s performance, using both internal and external information including trends and absolute and relative performance data where applicable and pertinent. Each category was assigned a weighting that represented a percentage of the overall composite rating. The Human Resources Committee determined that the Chief Executive Officer’s performance was satisfactory with respect to internal controls, marketing and business development, and leadership and planning, and noted that the Company is well positioned to pursue suitable unassisted or FDIC-assisted acquisition opportunities that might arise, as evidenced by the successful negotiation, approval and closing of the recent Downers Grove National Bank acquisition as well as the numerous other acquisition opportunities that were presented and evaluated during 2010. The Human Resources Committee further determined that, despite the decline in asset quality on an absolute basis (though less so on a relative basis), management responded appropriately to the asset quality challenges that were presented by economic conditions. Core earnings per share, however, were significantly below the business plan due in part to the decline in asset quality and in part due to excess liquidity caused by unusually low demand for loans.

Chief Executive Officer

COMPONENT	Weight	2010 Performance Results	2010 Percentage Results		2010 Percentage Awarded		2010 Maximum Percentage
Core Earnings Per Share(1)	25%	Significantly Below	—%		0%		10%
Internal Controls	25	Met	5.0		0		10
Asset Quality	25	Below	2.5		0		10
Marketing & Business Development(2)	15	Met	5.0		0		10
Leadership & Planning	10	Met	5.0		0		10

Composite	100%	Below	3.13	%(3)	0	%(4)	10	%(5)

CATEGORY	2009 Performance	2010 Performance	2010 Plan
	(dollars in thousands, except for per share data)
Earnings Per Share
Earnings (Loss) Per Share	$(0.04)	$(0.22)	$0.36
Core Earnings Per Share(1)	0.13	(0.09)	0.48
Internal Controls
No Significant or Material Deficiencies
Asset Quality(6)
Non-Performing Assets (NPA)	$53,573	$60,317
NPA to Total Assets	3.42%	3.94%
Marketing & Business Development(2)(6)
Deposit Bal. > $100,000	$488,645	$539,229
Deposit Bal. < $ 100,000	688,043	677,904

(1)	Core earnings per share represents earnings per share adjusted for the after-tax effect of equity-based compensation, the amortization of intangible expenses, loss on sale of securities, gain on sale of merchant processing operations, FDIC special assessment and loss on impairment of securities.
(2)	Excludes wholesale and internal deposit accounts.
(3)	Represents the percentage of base salary earned as cash incentive compensation.
(4)	Represents the percentage of base salary paid as cash incentive compensation.
(5)	Represents the maximum percentage of base salary available as cash incentive compensation.
(6)	The Human Resource Committee’s review was based on information provided in our audited financial statements and regulatory and SEC filings; however, such results were reviewed generally but were not compared to predetermined numerical criteria.

The Human Resources Committee concluded that, based on the matrix reflected in the above table, the Chief Executive Officer was eligible to receive cash incentive compensation. However, at the Chief Executive Officer’s request and by mutual consent, the Board of Directors and the Chief Executive Officer agreed that no form of incentive compensation payment would be awarded to the Chief Executive Officer for 2010. The Board of Directors and the Chief Executive Officer further agreed to defer any consideration of an increase to base compensation until a later date in 2011 or 2012. The Board of Directors, with Mr. Gasior not participating, ratified the actions of the Human Resource Committee with respect to the Chief Executive Officer.

Review of the Chief Financial Officer. The Human Resources Committee met outside the presence of management to review the performance of the Chief Financial Officer.

The Human Resources Committee noted that the Chief Executive Officer had assessed the performance of the Chief Financial Officer and the non-equity incentive plan compensation performance matrix that had historically been used for the Chief Financial Officer, and stated that the highly unusual economic environment was distorting the intended effect of the matrix for purposes of the 2010 evaluation. The Chief Executive Officer noted that the Company’s core earnings per share were not affected by the Asset Quality (Securities) component of the matrix in 2010, yet the matrix would assess a negative result. In addition, the Company’s excess liquidity created a “false positive” result in the Liquidity and Interest Rate Risk components of the matrix. Taken together, these components accounted for 35% of the total matrix performance assessment. The Chief Executive Officer further noted the expansion of the franchise with the Company’s recent acquisition of Downers Grove National Bank, and stated that the matrix did not fully account for the responsibilities inherent in such merger and acquisition activities. Accordingly, the Chief Executive Officer recommended that, although the matrix itself provided a useful risk management monitoring function, the results of the current version of the matrix should be disregarded for 2010 and a 5% increase to base compensation be considered for 2011, which reflected the approximate growth provided by the Downers Grove National Bank transaction. The Chief Executive Officer noted the potential for additional merger and acquisition activity in 2011 and the possibility that the economic environment would return to a more normal configuration; thus, the Committee would have an opportunity to assess the matrix in 2011 and determine whether a non-equity performance matrix (if any) would be appropriate, and if appropriate, to evaluate the individual components thereof on a prospective basis.

Because the members of the Board of Directors have had considerable interaction with the Company’s Chief Financial Officer throughout the year, the Human Resources Committee determined that it had a strong basis to make an evaluation of the Chief Financial Officer independent of the Chief Executive Officer’s conclusions and recommendations. The Human Resources Committee considered whether to modify the existing matrix to adjust for the matters noted by the Chief Executive Officer, plus such others as may be identified in their evaluation. The Human Resources Committee concluded that it would be more appropriate to consider the continued utilization of the matrix, and any revisions to the matrix (if any), on a prospective basis. The Human Resources Committee further concluded that a base compensation increase was appropriate given the growth in the Company and concurred with the Chief Executive Officer’s recommendations with respect to the proposed base compensation increase for 2011.

The matrix utilized by the Human Resources Committee with respect to the Chief Financial Officer are as follows:

COMPONENT	Weight	2010 Performance Results	2010 Percentage Results		2010 Percentage Awarded		2010 Maximum Percentage
Core Earnings Per Share (1)	5%	Significantly Below	—%		0%		10%
Internal Controls	25	Met	5.0		0		10
Asset Quality (Securities) (2)	30	Met	2.5		0		10
Liquidity & Interest Rate	30	Met	5.0		0		10
Leadership & Planning	10	Met	5.0		0		10

Composite	100%	Met	4.00	%(3)	0	%(4)	10	%(5)

(1)	See the information provided in the Chief Executive Officer matrix.
(2)	The Human Resource Committee’s review was based on information provided in our audited financial statements; however, such results were reviewed generally but were not compared to predetermined numerical criteria.
(3)	Represents the percentage of base salary earned as cash incentive compensation.
(4)	Represents the percentage of base salary paid as cash incentive compensation.
(5)	Represents the maximum percentage of base salary available as cash incentive compensation.

Review of the Northern Regional President. The Human Resources Committee met outside the presence of management to review the performance of the Northern Regional President. The Human Resources Committee noted that the Chief Executive Officer had assessed the performance of the Northern Regional President and the applicable non-equity incentive compensation performance risk matrix, and stated that the matrix continued to be of general applicability; however, the Chief Executive Officer also believed that the material contributions made by the Northern Regional President to merger and acquisition loan due diligence (involving multiple projects, notwithstanding the ultimate outcome of the assigned projects) and the individual and collective actions to affirmatively reduce classified assets should be considered as positive factors within the Customer Service and Asset Quality components, respectively. Accordingly, the Chief Executive Officer recommended that the Human Resources Committee consider the evaluation of the matrix results using both a 5% cash incentive pool and a 10% cash incentive pool.

Because the members of the Board of Directors have had considerable interaction with the Company’s Northern Regional President throughout the year, the Human Resources Committee determined that it had a strong basis to make an evaluation of the Northern Regional President independent of the Chief Executive Officer’s conclusions and recommendations. The Human Resources Committee determined to adjust certain performance conclusions based on its own assessment of responsibilities and approved non-equity incentive plan compensation awards to the Northern Regional President.

Northern Regional President

COMPONENT	Weight	2010 Performance Results	2010 Percentage Results		2010 Percentage Awarded		2010 Maximum Percentage
Customer Service	25%	Exceeded	7.5%		9.0%		10%
Asset Quality (1)	25	Below	2.5		2.5		10
Loan Growth (2)	15	Below	2.5		2.5		10
Deposit Growth (2)	15	Met	5.0		5.0		10
Internal Growth	10	Met	5.0		6.5		10
Leadership & Planning	10	Met	5.0		6.5		10

Composite	100%	Met	4.63	%(3)	5.30	%(4)	10	%(5)

(1)	See the information provided in the Chief Executive Officer matrix.
(2)	The Human Resource Committee’s review was based on information provided in our audited financial statements and regulatory and SEC filings; however, such results were reviewed generally but were not compared to predetermined numerical criteria.
(3)	Represents the percentage of base salary earned as cash incentive compensation.
(4)	Represents the percentage of base salary paid as cash incentive compensation.
(5)	Represents the maximum percentage of base salary available as cash incentive compensation.

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

Review of Executive Vice President – General Counsel. The Chief Executive Officer noted the expansion of the franchise with the Company’s recent acquisition of Downers Grove National Bank as well as the multiple merger and acquisition projects to which the Executive Vice President – General Counsel made material contributions during 2010. Based on the growth of the Company due to the Downers Grove National Bank acquisition, the Chief Executive Officer recommended that a 5% increase to base compensation be considered for 2011.

Because the members of the Board of Directors have had considerable interaction with the Company’s Executive Vice President – General Counsel throughout the year, the Human Resources Committee determined that it had a strong basis to make an evaluation of the executive officer independent of the Chief Executive Officer’s conclusions and recommendations. The Human Resources Committee concurred with the Chief Executive Officer’s conclusions and recommendations; however, the Committee also noted its interest in examining the feasibility of developing a formal Executive Incentive Compensation Plan for the Executive Vice President – General Counsel to ensure the Company’s fairness and competitiveness in this regard. The Board of Directors, with Mr. Gasior not participating, ratified the actions of the Human Resources Committee with respect to the Executive Vice President - General Counsel.

Review of Executive Vice President – Marketing & Sales. The Chief Executive Officer noted the expansion of the franchise with the Company’s recent acquisition of Downers Grove National Bank as well as the multiple merger and acquisition projects in which the Executive Vice President – Marketing & Sales participated during 2010. In addition, the Chief Executive Officer noted the continued gradual expansion of the Company’s small business marketing programs, online banking enrollments and strong participation in the Company’s asset-liability management functions, particularly with respect to deposit portfolio management. Taking into account the financial performance of the Company in 2010, the Chief Executive Officer recommended cash incentive payment consistent with the reduced cash incentive compensation pool for 2010.

Because the members of the Board of Directors have had considerable interaction with the Company’s Executive Vice President – Marketing & Sales, the Human Resources Committee determined that it had a strong basis to make an evaluation of the executive officer independent of the Chief Executive Officer’s conclusions and recommendations. The Human Resources Committee concurred with the Chief Executive Officer’s conclusions and recommendations; however, the Committee also noted its interest in examining the feasibility of developing a formal incentive compensation program for the Executive Vice President – Marketing & Sales to capture the various elements of responsibilities inherent to this position, especially given the growth in responsibilities due to recent and anticipated merger and acquisition activity. The Board of Directors, with Mr. Gasior not participating, ratified the actions of the Human Resources Committee with respect to the Executive Vice President – Marketing & Sales.

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

•

no element of the Bank’s compensation practices is reasonably likely to have a material adverse effect on the Company’s financial condition due to the cumulatively low dollar amount of the total incentive compensation plans as a percentage of the Company’s assets and capital and the incorporation of appropriate risk management measurement and control practices into the Company’s incentive compensation programs at all levels.

The incentive compensation programs for the Chief Executive Officer, Chief Financial Officer and Regional Presidents include both asset quality and internal control risk measurements. Similar controls exist within the incentive compensation plans for non-executive officers and employees of the Company, as applicable. In addition, the measurement and review of the asset quality and internal controls performance are separated from the applicable business operations, including audits by the Company’s Internal Audit Division, the Company’s independent external audit firm and other third-party independent reviews. Finally, the overall system of internal controls is robust and provides multiple levels of controls to reasonably detect and prevent instances of excessive risk taking within the organization.

Tax and Accounting Treatment

Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code limits the tax deduction to $1 million for compensation paid to certain executive officers of public companies. The limitations on the deductibility of executive compensation imposed under Section 162(m) did not affect the Company during 2010 because the compensation paid to the Company’s executive officers in 2010 did not exceed these limitations. The 2006 EIP provides the Human Resources Committee with flexibility to address issues that may arise under Section 162(m), and contains provisions that could be utilized to reduce its potential adverse effects.

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

HUMAN RESOURCES COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10K/A and in BankFinancial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

This report has been provided and is respectfully submitted by the Human Resources Committee:

Terry R. Wells, Chairman

Cassandra J. Francis

John M. Hausmann

Sherwin R. Koopmans

Glen R. Wherfel

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s other three most highly compensated executive officers who served in such capacities during 2010:

Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus		Non-Equity Incentive Plan Compensation(2)		Option Awards(3)		All Other Compensation(4)	Total Compensation
F. Morgan Gasior Chairman of the Board, Chief Executive Officer and President	2010 2009 2008	$405,804 405,804 395,906	$	— — —	$	— — 49,488	$	— — —	$43,330 42,610 42,615	$449,134 448,414 488,009
Paul A. Cloutier Executive Vice President and Chief Financial Officer	2010 2009 2008	$259,046 259,046 251,417	$	— — —	$	— 20,724 36,000	$	— — 3,840	$43,551 43,235 42,588	$302,597 323,005 333,845
James J. Brennan Executive Vice President, Corporate Secretary and General Counsel	2010 2009 2008	$309,969 309,969 300,840	$	— 50,000 60,000	$	— — —	$	— — 42,189	$37,984 37,661 43,821	$347,953 397,630 446,850
Christa N. Calabrese Northern Regional President	2010 2009 2008	$226,807 226,807 220,127	$	— — —		$12,000 18,145 20,000	$	— — 2,987	$31,482 32,002 33,636	$270,289 276,954 276,750
Gregg T. Adams Executive Vice President, Marketing and Sales	2010 2009	$225,000 225,000		$14,000 22,500	$	— —	$	— —	$31,311 30,959	$270,311 278,459

(1)	The actual salary paid may fluctuate due to the timing of payroll processing at each calendar-year end.
(2)	In 2008, Messrs. Gasior and Cloutier, and Ms. Calabrese elected to receive stock options in lieu of cash under the 2007 management incentive plan. The number of stock options received had a grant date fair value (calculated according to the Company’s FASB ASC Topic 718 expense for the stock options) equal to the amount of the cash incentive compensation foregone. In addition, stock options equal to 10% of the stock options received in lieu of the cash incentive award were granted to compensate for the additional market risk associated with the stock option awards (with the exception of the Chief Executive Officer). Stock options were granted in lieu of cash to these named executive officers on February 26, 2008.
(3)	The amounts set forth in the “Option Awards” column reflect the aggregate grant date fair value of stock and option awards for the year ended December 31, 2008 in accordance with ASC Topic 718. As required under SEC rules, the amounts recognized for the February 26, 2008 stock options granted at the election of the named executive officers in lieu of the 2007 cash bonus are excluded under this column and reported under the “Non-Equity Incentive Plan” column. However, the additional stock options equal to 10% of the stock options in lieu of cash are reflected under this column. The assumptions used in calculating these amounts are set forth in Note 13 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on March 9, 2011.
(4)	All other compensation for the named executive officers during fiscal 2010 is summarized below:

Name	Perquisites(i)	Insurance(ii)	Tax Reimbursement(iii)	401(k) Match	ESOP Contribution(iv)	Total “All Other Compensation”
F. Morgan Gasior	$18,572	$1,930	$1,155	$6,125	$15,548	$43,330
Paul A. Cloutier	$18,600	$1,284	$769	$7,350	$15,548	$43,551
James J. Brennan	$12,675	$1,508	$903	$7,350	$15,548	$37,984
Christa N. Calabrese	$6,758	$1,142	$684	$7,350	$15,548	$31,482
Gregg T. Adams	$6,600	$1,134	$679	$7,350	$15,548	$31,311

Footnotes continue on following page.

(i)	Includes use of an automobile or an automobile allowance, and in the case of Messrs. Gasior, Cloutier and Brennan, club dues.
(ii)	Consists of premiums paid by the Company during the fiscal year with respect to additional short- and long-term disability insurance for each named executive officer. Certain amounts were paid by the executive and reimbursed by the Company under employment agreement provisions that reduce, on a dollar-for-dollar basis, the Bank’s obligations under such executive’s employment agreement in the event of the executive’s death or disability by the amount of insurance proceeds received by the executive’s named beneficiary.
(iii)	Reflects reimbursement for income and employment taxes incurred by the executive as a result of the insurance premiums paid by the executive and reimbursed by the Company. See note (ii) above and discussion below for additional information.
(iv)	Includes the Bank’s contribution to the executive’s ESOP account plus any amounts reallocated as a result of forfeitures by terminated ESOP participants.

Plan-Based Awards. The following table sets forth for the year ended December 31, 2010 certain information as to grants of plan-based awards for the named executive officers under the terms of the Executive Incentive Compensation Plan. For the year ended December 31, 2010, payments were paid in March 2011 in the amounts listed in the “Summary Compensation Table.”

			Estimated Future/Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date		Threshold	Target	Maximum
F. Morgan Gasior		(1)	$—	$20,290	$40,580
Paul A .Cloutier		(1)	—	12,952	25,905
James J. Brennan			—	15,498	30,997
Christa N. Calabrese		(1)	—	11,340	22,681
Gregg T. Adams			—	11,250	22,500

(1)	On an annual basis, Messrs. Gasior, Cloutier and Ms. Calabrese are eligible to receive incentive cash payments under the Executive Incentive Compensation Plan. Messrs. Brennan and Adams do not participate in the plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the exercisable and unexercisable stock options at December 31, 2010 held by the individuals named in the summary compensation table.

	Option Awards
Name	# of Securities Underlying Unexercised Options Exercisable	Option Exercise Price ($)	Option Expiration Date
F. Morgan Gasior	125,000	$17.62	9/5/2011
	75,000	17.62	9/5/2011
	100,000	14.82	9/5/2011
Paul A. Cloutier	85,000 60,000 6,000	$17.62 14.82 14.82	9/5/2011 9/5/2011 9/5/2011
James J. Brennan	85,000 80,667	$17.62 14.82	9/5/2011 9/5/2011
Christa N. Calabrese	85,000 46,667 4,667	$17.62 14.82 14.82	9/5/2011 9/5/2011 9/5/2011
Gregg T. Adams	85,000	$17.62	9/5/2011

Option Exercises and Stock Vested During 2010

The following table reflects shares of restricted stock held by the named executive officers that vested during 2010. No options were exercised by the named executive officers during 2010.

	Stock Awards
Name	# of Shares Acquired on Vesting	Value Realized on Vesting ($)(1)
F. Morgan Gasior	25,000	$238,500
Paul A. Cloutier	5,000	$47,700
James J. Brennan	5,000	$47,700
Christa N. Calabrese	5,000	$47,700
Gregg T. Adams	4,400	$41,976

(1)	Reflects amounts realized on December 15, 2010 at a closing stock price of $9.54.

Potential Payments upon Termination or Change of Control

The following table sets forth information concerning potential payments and benefits under the Company’s compensation programs and benefit plans to which the named executive officers would be entitled upon a termination of employment as of December 31, 2010. As is more fully described below, the named executive officers entered into employment agreements with the Company and/or the Bank, as applicable (each, an “Employment Agreement”), which provide for payments and benefits to a terminating executive officer following a termination other than for “cause” or by resignation. In addition, award agreements under the 2006 EIP (the “Award Agreements”) provide for the accelerated vesting of unvested awards in similar circumstances, and in addition, upon the occurrence of a change of control of the Company. Except for the payments and benefits provided by the Employment Agreements and the Award Agreements, all other payments and benefits provided to any named executive officer upon termination of his or her employment are the same as the payments and benefits provided to other eligible executives of the Bank. For purposes of estimating the value of certain equity awards, the Company has assumed a price per share of the Company’s common stock of $9.75, which was the closing price of the Company’s common stock on December 31, 2010, the last trading day of the year.

	Potential Payments Upon Termination or Change of Control	Termination by the Bank			Other Types of Termination
Executive		For Cause	For Disability(1)	Without Cause(2)	By Resignation	For Good Reason(2)	Upon Death(1)	Change of Control (3)
F. Morgan Gasior	Cash payments	$—	$943,928	$1,285,587	$—	$1,285,587	$943,928	$1,285,587
	Accelerated Equity Awards	—	—	—	—	—	—	—
	Continued Benefits	—	14,070	18,760	—	18,760	14,070	18,760
Paul A. Cloutier	Cash payments	$—	$618,566	$860,487	$—	$860,487	$618,566	$860,487
	Accelerated Equity Awards	—	—	—	—	—	—	—
	Continued Benefits	—	23,316	31,088	—	31,088	23,316	31,088
James J. Brennan	Cash payments	$—	$759,780	$1,133,572	$—	$1,133,572	$759,780	$1,133,572
	Accelerated Equity Awards	—	—	—	—	—	—	—
	Continued Benefits	—	14,247	18,996	—	18,996	14,247	18,996
Christa N. Calabrese	Cash payments	$—	$536,738	$749,032	$—	$749,032	$536,738	$749,032
	Accelerated Equity Awards	—	—	—	—	—	—	—
	Continued Benefits	—	9,810	13,080	—	13,080	9,810	13,080
Gregg T. Adams	Cash payments	$—	$302,600	$302,600	$—	$302,600	$302,600	$302,600
	Accelerated Equity Awards	—	—	—	—	—	—	—
	Continued Benefits	—	7,915	7,915	—	7,915	7,915	7,915

Footnotes on following page.

(1)	For each named executive officer, except Mr. Adams, cash payments include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary the executive would have received from the date of termination through the end of his/her employment period. The cash payments for Mr. Adams include a prorated annual cash incentive compensation for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary he would have received from the date of termination through the end of his employment period. The intrinsic value of accelerated equity awards is zero for all named executive officers based on the closing stock price on December 31, 2010 of $9.75. Continued benefits reflect the incremental cost of core benefits to the Company during the executive’s remaining employment period based on actual cost for 2010. Excludes any reduction in benefit as a result of disability insurance or federal social security disability payments.
(2)	For each named executive officer, except Mr. Adams, cash payments include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution, and three times the executive’s three-year average cash compensation. The cash payments for Mr. Adams includes a prorated annual cash incentive compensation for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary he would have received from the date of termination through the end of his employment period. The intrinsic value of accelerated equity awards is zero for all named executive officers based on the closing stock price on December 31, 2010 of $9.75. Continued benefits reflect the incremental cost of core benefits to the Company for 36 months based on the actual cost for 2010, except for Mr. Adams, whose continued benefits reflect the incremental cost of core benefits to the Company during his remaining employment period.
(3)	The payments reflected in this column assume the executive terminated for good reason in connection with a change of control. For each named executive officer, except Mr. Adams, cash payments include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution, and three times the executive’s three-year average cash compensation. The cash payments for Mr. Adams includes a prorated annual cash incentive compensation for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary he would have received from the date of termination through the end of his employment period. The intrinsic value of accelerated equity awards is zero for all named executive officers based on the closing stock price on December 31, 2010 of $9.75. Continued benefits reflect the incremental cost of core benefits to the Company for 36 months based on the actual cost for 2010, except for Mr. Adams, whose continued benefits reflect the incremental cost of core benefits to the Company during his remaining employment period. If applicable, executive severance benefits are reduced to avoid constituting an “excess parachute payment” under Section 280G of the Internal Revenue Code. No reduction in benefits was required as of the assumed December 31, 2010 termination date.

Accrued Pay and Regular Retirement Benefits. The amounts shown in the table on the previous page do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include:

•	Accrued but unpaid salary and vacation pay.

•	Distributions of plan balances under the Bank’s 401(k) plan and its ESOP. See “401(k) Plan” and “Employee Stock Ownership Plan and Trust” on page 10 for an overview of the 401(k) and the ESOP.

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

Employment Agreements. The employment agreements with Messrs. Gasior, Cloutier, Brennan and Adams and Ms. Calabrese were amended and restated in May 2008, principally to ensure compliance with Section 409A of the Internal Revenue Code. Each employment agreement had an initial term of 36 months (other than Mr. Adams’ employment agreement, which had an initial term of 24 months) that can be extended each year for an additional year, at the discretion of the Board of Directors.

The Board of Directors of the Bank most recently reviewed the Bank’s employment agreements with Messrs. Gasior, Cloutier, Brennan, and Adams, and Ms. Calabrese in April 2011. The Board of Directors approved the extension of the terms of the Bank’s employment agreements with Messrs. Gasior, Cloutier, and Brennan, and Ms. Calabrese through March 31, 2014, and the extension of the Bank’s employment agreement with Mr. Adams through March 31, 2013.

Under the employment agreements, the Bank will pay the executive officers the base salary as reflected in the Bank’s payroll records, subject to discretionary increases by the Board of Directors. The 2010 base salaries for Messrs. Gasior, Cloutier, Brennan and Adams were $405,804, $259,046, $309,969 and $225,000, respectively, and the 2010 base salary for Ms. Calabrese was $226,807. The employment agreements provide that the base salary may be increased but not decreased. The employment agreements also provide that the executive officer will receive the use of an automobile or an automobile allowance and the payment of designated club dues, provided that, in a given year, these payments may not, in the aggregate, exceed ten percent of the executive officer’s cash compensation. The employment agreements further provide that the executive officer is entitled to participate with other executive officers in non-equity short-term incentive compensation and discretionary non-equity bonuses declared by the Board. In addition to base salary and bonus, the employment agreements provide for, among other things, participation in a Section 125 cafeteria plan, group medical, dental, vision, disability and life insurance plans, referred to as the core plans, 401(k) plan, the ESOP and other employee and fringe benefits applicable to executive personnel.

During the employment period, each executive officer is provided with a supplemental disability insurance policy that pays 60% of base salary for the remaining term of the agreement in the event the executive officer is terminated due to disability. If an executive officer becomes disabled, his or her base salary will be reduced proportionately by the disability payments made under the disability policy and under the federal social security system. Each executive officer is responsible for paying the premiums but receives an annual allowance in an amount sufficient, on an after-tax basis, to equal the premium payments. In the event of termination of employment due to disability, the executive officer will be entitled to his or her earned salary, an amount equal to the annual average of any cash incentive compensation and bonus that the executive officer received during the preceding two fiscal years, except for Mr. Adams’ who would receive an amount equal to the cash incentive compensation he would receive during the current year. The executive officer will receive the prorated employer matching 401(k) plan contribution that the executive officer would be entitled to receive for the current year. In addition, the executive officer will be entitled to the base salary the executive officer would have been paid through the date the employment period would have expired if the executive officer’s employment had not been sooner terminated due to disability, which will be reduced on a dollar-for-dollar basis by the disability insurance and federal social security disability payments referenced above, and continued coverage under the core plans through the date the employment period would have expired, subject to the executive officer’s continued payment of the costs and contributions for which he or she is responsible. After their continued coverage under the core plans expires, Messrs. Gasior, Cloutier, Brennan and Adams and Ms. Calabrese may elect to continue their health care coverage at their sole expense and without any cost to the Bank until they become eligible for Medicare coverage or for coverage under another employer’s group health plan.

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

The executive officer is required under the employment agreement to execute a general release in consideration for any severance amounts. The executive officer also agrees not to compete with the Bank or its affiliates for six months after termination or during the period that severance amounts are paid, if longer. In addition, the executive officer agrees not to solicit the Bank’s customers, their business or the Bank’s employees for eighteen months, which may be reduced in certain circumstances. Payment of amounts due the executive officers under the employment agreements will generally be made in a single lump sum, or in the case of Mr. Adams, in equal installments with the exception upon death and will be reduced as may be necessary to avoid constituting an “excess parachute payment” under Section 280G of the Internal Revenue Code.

In October 2008, the Company entered into employment agreements with Messrs. Gasior, Cloutier and Brennan. The employment agreements have three-year terms and, except as discussed below, are otherwise substantially similar to the respective employment agreements that these individuals have with the Bank. The Board of Directors of the Company most recently reviewed the Company’s employment agreements with Messrs. Gasior, Cloutier and Brennan and approved the extension of their terms through March 31, 2014.

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

Compensation of Directors

Directors’ Fees. All directors of the Company are also directors of the Bank. Except for Mr. Gasior, who receives no fees for serving as a director, committee chairperson or committee member, the directors of the Bank received an annual Board fee of $2,000 per month for preparing for and attending meetings of the Board of Directors of the Bank during 2010. Except for the Audit Committee, the Bank did not pay its directors a separate fee during 2010 for serving on board committees. The members of the Audit Committee were paid an Audit Committee fee during 2010 because the Audit Committee is a required entity with separate responsibilities established by applicable laws and regulations. During 2010, the Bank paid an Audit Committee fee of $1,000 per quarter to Mr. Hausmann (the Chairman of the Audit Committee), and $800 per quarter to Mr. Wells (a member of the Audit Committee).

The Company did not separately compensate the members of its Board of Directors during 2010 for preparing for and attending meetings of the Board of Directors of the Company. A portion of the Board fees that the Bank paid to its directors, however, was allocated to the Company in the intercompany expense allocations that were made between the Company and the Bank during 2010. The Company paid an Audit Committee fee of $800 per quarter to Mr. Koopmans during 2010 for serving on the Company’s Audit Committee, but did not compensate the other members of the Audit Committee due to the Audit Committee fee that they received from the Bank. The Company also partially reimbursed Mr. Koopmans for his travel expenses for attending meetings of the Company’s Board of Directors.

The Board of Directors fee and the Audit Committee fees for 2010 were unchanged from 2009. The Board fees for 2010 and Audit Committee fees for 2010 have been taken into account in the intercompany expense allocations between the Company and the Bank.

Equity-Based Compensation. The 2006 EIP established a mechanism by which awards of restricted stock or stock options could further align the financial interests of the directors of the Company and the Bank with stockholders and, in the future, provide an additional means to attract, retain and reward individuals who can and do contribute to the success of the Company. The Board of Directors granted long-term equity-based compensation awards (consisting of both restricted stock and stock options) to its members in 2006 and in 2007 and 2010 for Ms. Francis as described in the table below. The 2010 grant to Ms. Francis was awarded based on her years of service consistent with the director equity participation in the 2006 Equity Incentive Plan. Awards under the 2006 EIP were based in part on a member’s experience and on each member’s responsibilities as assigned by the Board of Directors.

The Board of Directors also established share ownership guidelines for directors applicable both to personally-acquired shares and shares acquired through the 2006 EIP. In general, absent difficult personal financial circumstances, the Board of Directors encourages each director in office at least one year to hold a position in Company shares equal to at least 50% of a director’s annual director’s fees. At December 31, 2010, all eligible directors and all directors as a group significantly exceeded this ownership position. In addition, the Human Resources Committee encourages directors to retain all shares granted under the 2006 EIP. At December 31, 2010, the Company’s directors retained 100% of their vested 2006 EIP restricted shares.

The table below provides information on 2010 compensation for directors who served in 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Cassandra J. Francis	$24,000	$124,020	$148,020
John M. Hausmann, C.P.A.	$28,000	$—	$28,000
Sherwin R. Koopmans	$27,200	$—	$27,200
Joseph A. Schudt	$24,000	$—	$24,000
Terry R. Wells	$27,200	$—	$27,200
Glen R. Wherfel, C.P.A.	$24,000	$—	$24,000

(1)	The amounts set forth in the “Stock Awards” column reflect the aggregate grant date fair value of stock awards for the year ended December 31, 2010 in accordance with ASC Topic 718.

The table below shows each current non-employee director’s outstanding equity awards as of December 31, 2010.

Name	Stock Awards	Option Awards Exercisable
Cassandra J. Francis	8,667	49,664
John M. Hausmann, C.P.A	—	78,664
Sherwin R. Koopmans	—	66,664
Joseph A. Schudt	—	78,664
Terry R. Wells	—	70,664
Glen R. Wherfel, C.P.A	—	63,664

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

The following table sets forth, as of March 31, 2011, certain information as to the beneficial ownership of shares of the Company’s common stock by: (i) those persons or entities known by the Company to beneficially own more than 5% of the Company’s outstanding shares of common stock; (ii) each director and nominee for election as director; (iii) each named executive officer of the Company; and (iv) all directors and executive officers of the Company and the Bank as a group. The address for each individual listed below is: care of BankFinancial Corporation, 15W060 North Frontage Road, Burr Ridge, Illinois 60527. An asterisk denotes beneficial ownership of less than one percent.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)		Percent of Shares of Common Stock Outstanding
Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	2,082,221	(2)	9.88%
BankFinancial, F.S.B. Employee Stock Ownership Plan Trust 2321 Kochs Lane Quincy, Illinois 62305	1,921,283		9.12%
Dimensional Fund Advisors LP 6300 Bee Cave Road Austin, Texas 78746	1,621,032	(2)	7.69%
Columbia Management Investment Advisors LLC 100 Federal Street 19th floor Boston, MA 02110-1898	1,204,086	(2)	5.67%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	1,194,467	(2)	5.71%

Directors and Nominees:
Cassandra J. Francis	75,164	(3)	*
F. Morgan Gasior	568,411	(4)	2.66%
John M. Hausmann	135,473	(5)	*
Sherwin R. Koopmans	114,664	(6)	*
Joseph A. Schudt	172,676	(7)	*
Terry R. Wells	117,664	(8)	*
Glen R. Wherfel	124,179	(9)	*

Named Executive Officers (other than Mr. Gasior):
Paul A. Cloutier	278,222	(10)	1.31%
James J. Brennan	335,435	(11)	1.58%
Christa N. Calabrese	180,507	(12)	*
Gregg T. Adams	141,494	(13)	*

All Directors and Executive Officers (including Named Executive Officers) as a Group (13 persons):	2,493,287	(14)	11.12%

Footnotes on following page.

(1)	The information reflected in this column is based upon information furnished to us by the persons named above and the information contained in the records of our stock transfer agent. The nature of beneficial ownership for shares shown in this column, unless otherwise noted, represents sole voting and investment power and includes shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days of March 31, 2011.
(2)	Amount of shares owned and reported on the most recent Schedule 13G filings with the SEC, reporting ownership as of December 31, 2010.
(3)	Includes 8,667 shares of unvested restricted stock held in Ms. Francis’ name and 49,664 shares issuable pursuant to options held in Ms. Francis’ name.
(4)	Includes 18,689 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 7,222 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, and 300,000 shares issuable pursuant to options held in Mr. Gasior’s name. Also includes 122,500 shares held in trust for Mr. Gasior’s spouse and 2,500 shares held by Mr. Gasior’s spouse’s individual retirement account. Mr. Gasior disclaims beneficial ownership of these 125,000 shares.
(5)	Includes 78,664 shares issuable pursuant to options held in Mr. Hausmann’s name.
(6)	Includes 66,664 shares issuable pursuant to options held in Mr. Koopmans’ name.
(7)	Includes 78,664 shares issuable pursuant to options held in Mr. Schudt’s name, 55,044 shares held in trust and 24,991 shares held by an individual retirement account. In addition, includes 5,977 shares held by Mr. Schudt’s spouse’s individual retirement account. Mr. Schudt disclaims beneficial ownership of these 5,977 shares.
(8)	Includes 70,664 shares issuable pursuant to options held in Mr. Wells’ name.
(9)	Includes 63,664 shares issuable pursuant to options held in Mr. Wherfel’s name, and includes 28,015 shares held in trust and 7,500 shares held by an individual retirement account.
(10)	Includes 7,222 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan. Also, includes 151,000 shares issuable pursuant to options held in Mr. Cloutier’s name. Mr. Cloutier’s holdings include 115,000 shares of common stock subject to pledge.
(11)	Includes 77,246 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 7,222 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, 165,667 shares issuable pursuant to options held in Mr. Brennan’s name. Also includes 300 shares held by Mr. Brennan’s spouse. Mr. Brennan disclaims beneficial ownership of these 300 shares.
(12)	Includes 11,951 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 7,222 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, and 136,334 shares issuable pursuant to options held in Ms. Calabrese’s name.
(13)	Includes 27,272 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 7,222 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, and 85,000 shares issuable pursuant to options held in Mr. Adams’ name.
(14)	Includes 1,356,819 shares issuable pursuant to options held.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Related Persons

Neither the Bank nor the Company had any outstanding extensions of credit as of December 31, 2010 to any executive officer or directors or to a related interest of a director or executive officer other than Ms. Francis. The Bank made certain secured real estate loans to Ms. Francis and her spouse prior to Ms. Francis’ appointment as a director in 2006, and these loans were considered to be grandfathered from the Bank’s practice of not making loans to directors or executive officers. This extension of credit was made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with persons not related to the Bank, does not involve more than normal risk of collectability or present other unfavorable features, and is not past due or classified as non-accrual, restructured or a potential problem loan. The Bank’s Professional Responsibility Policy provides that no director or executive officer (as defined by the Bank’s Board of Directors) may provide goods or services to the Bank or an affiliate (which includes the Company) unless approved by the disinterested majority of the Board of Directors after full disclosure and it is determined that the arrangement is fair and appropriate. In addition, all transactions between the Bank or its affiliates and a director or executive officer must be conducted on an arm’s length basis, comply with all applicable laws and regulations and be on terms that are no more favorable to the director or executive officer than those afforded to similarly situated customers and vendors.

Director Independence

The Board of Directors has determined that, except for Mr. Gasior, who serves as the Chairman, Chief Executive Officer and President of the Company, each of the Company’s directors is “independent” as defined in Rule 5605(a)(2) of the listing standards of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe Horwath LLP during the years ended December 31, 2010 and 2009:

Audit Fees. The aggregate fees billed to the Company by Crowe Horwath for professional services rendered by Crowe Horwath for the audit of the Company’s annual financial statements and internal controls, review of the financial statements included in the Company’s Annual Reports on Form 10-K and services that are normally provided by Crowe Horwath in connection with statutory and regulatory filings and engagements were $367,800 and $368,500 during the years ended December 31, 2010 and 2009, respectively.

Audit-Related Fees. The aggregate fees billed to the Company by Crowe Horwath for assurance and related services rendered by Crowe Horwath that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “Audit Fees” above, were $38,000 and $40,200 during the years ended December 31, 2010 and 2009, respectively. The 2010 and 2009 fees were billed to the Company for services related to the Bank’s ESOP and 401(k) Plans.

Tax Fees. The aggregate fees billed to the Company by Crowe Horwath for professional services rendered by Crowe Horwath for tax consultations and tax compliance were $55,150 and $29,050 during the years ended December 31, 2010 and 2009, respectively.

All Other Fees. Crowe Horwath did not perform any professional services for us that would be considered in the all other fee category during the fiscal years ended December 31, 2010 and 2009.

Audit Committee Pre-Approval Policy

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by Crowe Horwath, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee pre-approved the audit related fees and tax fees described above during the years ended December 31, 2010 and 2009.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location

10.32	BankFinancial FSB Employment Agreement with William J. Deutsch, Jr. and Extension Agreement	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKFINANCIAL CORPORATION

Date: May 2, 2011	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)