Form 10-Q
period 2011-03-31
BankFinancial CORP
filed 2011-05-10
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No     .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       No     .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No  X.

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

21,072,966 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 9, 2011.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

PART I

ITEM 1.	FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2011 and December 31, 2010

(In thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from other financial institutions	$14,479	$18,097
Interest-bearing deposits in other financial institutions	109,776	202,713

Cash and cash equivalents	124,255	220,810
Securities, at fair value	121,154	120,747
Loans held-for-sale	-	2,716
Loans receivable, net of allowance for loan losses:
March 31, 2011, $22,504 and December 31, 2010, $22,180	1,302,313	1,050,766
Other real estate owned and other real estate owned in process	22,713	14,622
Stock in Federal Home Loan Bank, at cost	16,346	15,598
Premises and equipment, net	37,650	32,495
Accrued interest receivable	6,142	5,390
Goodwill	22,566	22,566
Core deposit intangible	4,978	2,700
Bank owned life insurance	20,739	20,581
FDIC prepaid expense	5,158	4,845
Income tax receivable	2,523	1,749
Deferred taxes, net	13,112	9,333
Other assets	5,582	5,737

Total assets	$1,705,231	$1,530,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	1,421,564	1,235,377
Borrowings	15,488	23,749
Advance payments by borrowers taxes and insurance	5,891	7,325
Accrued interest payable and other liabilities	11,576	10,919

Total liabilities	1,454,519	1,277,370

Commitments and contingent liabilities

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	–	–
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,072,966 shares issued at March 31, 2011 and December 31, 2010	211	211
Additional paid-in capital	194,185	194,186
Retained earnings	69,026	71,278
Unearned Employee Stock Ownership Plan shares	(13,949)	(14,190)
Accumulated other comprehensive income	1,239	1,800

Total stockholders’ equity	250,712	253,285

Total liabilities and stockholders’ equity	$1,705,231	$1,530,655

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31, 2011 and 2010

(In thousands, except share and per share data) - (Unaudited)

	2011	2010
Interest and dividend income
Loans, including fees	$14,410	$16,057
Securities	822	1,008
Other	116	80

Total interest income	15,348	17,145

Interest expense
Deposits	1,900	3,629
Borrowings	96	300

Total interest expense	1,996	3,929

Net interest income	13,352	13,216

Provision for loan losses	2,424	851

Net interest income after provision for loan losses	10,928	12,365

Noninterest income
Deposit service charges and fees	612	773
Other fee income	382	434
Insurance commissions and annuities income	169	135
Gain on sale of loans, net	19	47
Loss on disposition of premises and equipment	(10)	-
Loan servicing fees	132	170
Amortization and impairment of servicing assets	(54)	(243)
Earnings on bank owned life insurance	158	79
Other	163	60

Total noninterest income	1,571	1,455

Noninterest expense
Compensation and benefits	6,600	7,211
Office occupancy and equipment	1,868	1,801
Advertising and public relations	237	216
Information technology	948	921
Supplies, telephone, and postage	375	361
Amortization of intangibles	382	405
Nonperforming asset management	455	268
Gain on sale of other real estate owned	(52)	-
Operations of other real estate owned	505	134
FDIC insurance premiums	567	555
Acquisition expenses	1,531	-
Other	839	806

Total noninterest expense	14,255	12,678

Income (loss) before income taxes	(1,756)	1,142

Income tax expense (benefit)	(979)	426

Net Income (loss)	$(777)	$716

Basic income (loss) per common share	$(0.04)	$0.04

Diluted income (loss) per common share	$(0.04)	$0.04

Weighted average common shares outstanding	19,689,723	19,819,709
Diluted weighted average common shares outstanding	19,689,723	19,819,709

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Three months ended March 31, 2011 and 2010

(In thousands, except share and per share data) - (Unaudited)

	000000000	000000000	000000000	000000000	000000000	000000000	000000000
	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen- sive Income	Total	Compre- hensive Income
							(Loss)
Balance at January 1, 2010	$214	$195,177	$81,531	$(15,169)	$1,850	$263,603
Comprehensive income:
Net income	-	-	716	-	-	716	$716
Change in other comprehensive income, net of tax effects	-	-	-	-	115	115	115

Total comprehensive income							$831

Nonvested stock awards-
Stock-based compensation expense	-	552	-	-	-	552
Cash dividends declared on common stock ($0.07 per share)	-	-	(1,498)	-	-	(1,498)
ESOP shares earned	-	(20)	-	241	-	221

Balance at March 31, 2010	$214	$195,709	$80,749	$(14,928)	$1,965	$263,709

Balance at January 1, 2011	$211	$194,186	$71,278	$(14,190)	$1,800	$253,285
Comprehensive income:
Net loss	-	-	(777)	-	-	(777)	$(777)
Change in other comprehensive income, net of tax effects	-	-	-	-	(561)	(561)	(561)

Total comprehensive income							$(1,338)

Nonvested stock awards-
Stock-based compensation expense	-	18	-	-	-	18
Cash dividends declared on common stock ($0.07 per share)	-	-	(1,475)	-	-	(1,475)
ESOP shares earned	-	(19)	-	241	-	222

Balance at March 31, 2011	$211	$194,185	$69,026	$(13,949)	$1,239	$250,712

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Three months ended March 31, 2011 and 2010

(In thousands) - (Unaudited)

	0000000000	0000000000
	Three months ended March 31,
	2011	2010

Cash flows from operating activities
Net income (loss)	$(777)	$716
Adjustments to reconcile to net loss to net cash from operating activities
Provision for loan losses	2,424	851
ESOP shares earned	222	221
Stock-based compensation expense	18	552
Depreciation and amortization	1,087	1,093
Amortization of premiums and discounts on securities and loans	170	(3)
Amortization of core deposit and other intangible assets	381	403
Amortization and impairment of servicing assets	54	243
Net change in net deferred loan origination costs	186	73
Net gain on sale of other real estate owned	(52)	-
Net gain on sale of loans	(19)	(47)
Net loss disposition of premises and equipment	10	-
Loans originated for sale	(3,154)	(2,311)
Proceeds from sale of loans	5,889	2,358
Net change in:
Deferred income tax	(980)	329
Accrued interest receivable	(397)	554
Earnings on bank owned life insurance	(158)	(79)
Other assets	448	1,620
Accrued interest payable and other liabilities	(186)	(2,148)

Net cash from operating activities	5,166	4,425
Cash flows from investing activities
Securities
Proceeds from maturities	8,140	13
Proceeds from principal repayments	7,892	7,857
Purchases of securities	(7,113)	-
Loans receivable
Principal payments on loans receivable	172,229	191,938
Purchases of loans	(149,409)	(798)
Originated for investment	(158,149)	(128,115)
Proceeds of redemption of Federal Reserve Bank Stock	155	-
Proceeds from sale of other real estate owned	1,023	525
Purchase of premises and equipment, net	(152)	(447)
Cash acquired in acquisition	61,619	-

Net cash from investing activities	(125,539)	70,973

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Three months ended March 31, 2011 and 2010

(In thousands) - (Unaudited)

	000000000000	000000000000
	Three months ended March 31,
	2011	2010
Cash flows from financing activities
Net change in deposits	(26,752)	(1,424)
Net change in borrowings	(1,468)	(2,692)
Net change in advance payments by borrowers for taxes and insurance	(8,261)	(2,151)
Cash dividends paid on common stock	(1,475)	(1,498)

Net cash from financing activities	(37,956)	(7,765)

Net change in cash and cash equivalents	96,555	67,633

Beginning cash and cash equivalents	220,810	108,198

Ending cash and cash equivalents	$124,255	$175,831

Supplemental disclosures of cash flow information:
Interest paid	$1,801	$3,968
Income taxes paid	–	–
Loans transferred to real estate owned	1,699	3,378

Supplemental disclosures of noncash investing activities-Acquisition

Noncash assets acquired:
Securities	10,254	-
Loans receivable	120,677	-
Other real estate owned	7,542	-
Stock in Federal Home Loan Bank and Federal Reserve Bank	903	-
Premises and equipment, net	5,764	-
Accrued interest receivable	355	-
Core deposit intangible	2,660	-
FDIC prepaid expense	774	-
Income tax receivable	774	-
Deferred taxes, net	2,455	-
Other assets	42	-

Total noncash items acquired	152,197	-

Liabilities assumed:
Deposits	$212,939	-
Advance payments by borrowers taxes and insurance	34	-
Accrued interest payable and other liabilities	768	-

Total liabilities assumed	$213,816	$-

Cash and cash equivalents acquired	$61,619	$-

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 1 – Basis of Presentation

BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), is the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”). As used in this Quarterly Report on Form 10-Q, the words “Company,” “we” and “our” are intended to refer to the Company, the Bank, and the Bank’s subsidiaries, with respect to information presented for the three-month period ended March 31, 2011 and other periods referenced herein.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month period ended March 31, 2011, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2011.

Certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, other real estate owned, mortgage servicing rights, deferred tax assets, goodwill, other intangible assets, stock-based compensation, impairment of securities, fair value of financial instruments and the fair value of asset and liabilities associated with the acquisition of Downers Grove National Bank are particularly subject to change.

Certain reclassifications have been made in the prior period’s financial statements to conform them to the current period’s presentation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and all amendments thereto, as filed with the Securities and Exchange Commission.

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

	Three months ended March 31,
	2011	2010

Net income (loss) available to common shareholders	$(777)	$716

Average common shares outstanding	21,072,966	21,416,377
Less:
Unearned ESOP shares	(1,374,576)	(1,488,018)
Unvested restricted stock shares	(8,667)	(108,650)

Weighted average common shares outstanding	19,689,723	19,819,709

Basic earnings (loss) per common share	$(0.04)	$0.04

Weighted average common shares outstanding	19,689,723	19,819,709
Net effect of dilutive stock options and unvested restricted stock	–	–

Weighted average diluted common shares outstanding	19,689,723	19,819,709

Diluted earnings (loss) per common share	$(0.04)	$0.04

Number of anti-dilutive stock options excluded from the diluted earnings (loss) per share calculation	2,287,553	2,322,603
Weighted average exercise price of anti-dilutive stock option	$16.52	$16.51

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 3 – Securities

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
Certificates of deposit	$23,197	$-	$-	$23,197
U.S. Treasury	2,610	-	-	2,610
Corporate securities	1,423	5	-	1,428
Municipal securities	6,396	35	(147)	6,284
Equity mutual fund	500	7	-	507
Mortgage-backed securities - residential	39,059	1,272	(281)	40,050
Collateralized mortgage obligations - residential	45,916	1,152	(43)	47,025
SBA-guaranteed loan participation certificates	52	1	-	53

	$119,153	$2,472	$(471)	$121,154

December 31, 2010
Certificates of deposit	$27,766	$-	$-	$27,766
Municipal securities	675	34	-	709
Mortgage-backed securities - residential	41,034	1,427	(26)	42,435
Collateralized mortgage obligations - residential	48,262	1,477	(7)	49,732
SBA-guaranteed loan participation certificates	103	2	-	105

	$117,840	$2,940	$(33)	$120,747

Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at March 31, 2011 and December 31, 2010.

The amortized cost and fair values of securities at March 31, 2011 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized Cost	Fair Value
Within one year	$21,218	$21,220
One to five years	6,652	6,679
Five to ten years	1,662	1,632
Beyond ten years	4,094	3,988

	33,626	33,519

Equity mutual fund	500	507
Mortgage-backed securities - residential	39,059	40,050
Collateralized mortgage obligations - residential	45,916	47,025
SBA-guaranteed loan participation certificates	52	53

Total	$119,153	$121,154

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 3 – Securities (continued)

Securities with unrealized losses at March 31, 2011 and December 31, 2010 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2011
Municipal securities	$5,198	$147	$-	$-	$5,198	$147
Mortgage-backed securities - residential	14,778	$281	-	-	14,778	$281
Collateralized mortgage obligations - residential	8,268	43	-	-	8,268	43

Total	$28,244	$471	$-	$-	$28,244	$471

December 31, 2010
Mortgage-backed securities – residential	$7,546	$26	$-	$-	$7,546	$26
Collateralized mortgage obligations - residential	5,102	7	-	-	5,102	7

Total	$12,648	$33	$-	$-	$12,648	$33

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

The municipal securities, residential mortgage-backed securities and residential collateralized mortgage obligations that the Company holds in its investment portfolio remained in an unrealized loss position at March 31, 2011, but the unrealized losses were not considered impaired under the Company’s impairment testing methodology.

Note 4 – Loans Receivable

Loans originated are identified as either held-for-sale or held for investment and are accounted for accordingly upon their origination. Loans that are classified as held-for-sale are recorded at the lower of aggregate cost or estimated fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held-for-sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the fair value of the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Premiums and discounts associated with loans purchased are amortized over the contractual term of the loan using the level-yield method.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the contractual loan term, adjusted for prepayments. Interest income is discontinued at the time a loan is 90 days past due or when we do not expect to receive full payment of interest or principal. Past due status is based on the contractual terms of the loan.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual status. Once a loan is placed on non-accrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. The Company may have loans classified as 90 days or more past due and still accruing. Generally, the Company does not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well-secured and there are no asserted or pending barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons.

Loans receivable are as follows:

	March 31, 2011	December 31, 2010

One-to-four family residential real estate loans	$300,349	$256,300
Multi-family mortgage loans	443,802	296,916
Nonresidential real estate loans	326,389	281,987
Construction and land loans	29,643	18,398
Commercial loans	75,137	64,679
Commercial leases	144,923	151,107
Consumer loans	3,383	2,182

Total loans	1,323,626	1,071,569
Net deferred loan origination costs	1,191	1,377
Allowance for loan losses	(22,504)	(22,180)

Loans, net	$1,302,313	$1,050,766

Loan Origination/Risk Management. The Company has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company reviews and approves these policies and procedures on a periodic basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

The majority of the loans the Company originates are investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases). In addition, the Company originates one-to-four family residential mortgage loans and consumer loans, and purchases and sells loan participations from time-to-time. The following briefly describes our principal loan products.

Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. In general, loan amounts range between $250,000 and $5.0 million. Approximately 25% of the collateral is located outside of our primary market area; however, the Company does not have a concentration in any single market outside of our primary market territory. In underwriting multi-family mortgage loans, the Company considers a number of factors, including the ratio of projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 115% for loans below $400,000 and 120% for loans above $400,000), the age and condition of the collateral, the financial resources and income level of the borrower, and the borrower’s experience in owning or managing similar properties. Multi-family mortgage loans are originated in amounts up to 80% of the appraised value of the property securing the loan. Personal guarantees or a co-borrower structure are typically used for multi-family mortgage loans. The Company’s multi-family mortgage loans are generally written as three- or five-year adjustable-rate mortgages or mortgages with balloon maturities of three or five years. Amortization on these loans is typically based on 20- to 25-year schedules, though the Company

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 - Loans Receivable (continued)

will occasionally utilize a 30-year amortization schedule in exchange for a higher stated interest rate.

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

The Company emphasizes nonresidential real estate loans with initial principal balances between $250,000 and $5.0 million. Substantially all of the Company’s nonresidential real estate loans are secured by properties located in its primary market area. The Company’s nonresidential real estate loans are generally written as three- or five-year adjustable-rate mortgages or mortgages with balloon maturities of three or five years. Amortization on these loans is typically based on 20- to 25-year schedules, though the Company will occasionally utilize a 30-year amortization schedule in exchange for a higher stated interest rate. The Company also originates some 15-year fixed-rate, fully amortizing loans.

In the underwriting of nonresidential real estate loans, the Company generally lends up to 80% of the property’s appraised value. Decisions to lend are based on the economic viability of the property and the creditworthiness and experience of the borrower. In evaluating a proposed commercial real estate loan, the Company emphasizes the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees or a co-borrower structure are typically used for nonresidential real estate mortgage loans. The Company requires title insurance insuring the priority of the liens securing the loan, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect its security interest in the property.

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

The Company makes various types of secured and unsecured commercial loans to borrowers in its market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to five years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index.

Commercial credit decisions are based upon our credit assessment of the borrower(s). The Company determines the applicant’s ability to repay in accordance with the proposed terms of the loans and assesses the risks involved. An evaluation of the borrower is made to determine character and capacity to manage. Personal guarantees or a co-borrower structure are typically used. In addition to evaluating the borrower’s financial statements, the Company considers the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the applicant’s credit history supplement the Company’s analysis of the applicant’s creditworthiness and at times are supplemented with inquiries to other banks and trade investigations. Collateral supporting a secured transaction also is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 - Loans Receivable (continued)

on the successful operation of the borrower’s business and the sufficiency of any collateral. Pricing of commercial loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with appropriate deposit relationships.

The Company also lends money to small and mid-sized leasing companies for equipment financing leases. Generally, commercial leases are secured by an assignment by the leasing company of the lease payments and by a secured interest in the equipment being leased. In general, the lessee acknowledges the Company’s security interest in the leased equipment and agrees to send lease payments directly to the Company. Consequently, the Company underwrites lease loans by examining the creditworthiness of the lessee rather than the lessor. Lease loans generally are non-recourse to the leasing company.

The Company’s commercial leases are secured primarily by technology assets, medical equipment, material handling equipment and other capital equipment. Lessees tend to be publicly-traded companies with investment-grade rated debt or companies that have not issued public debt and therefore do not have a public debt rating. The Company’s loan policy requires that a minimum of 50% of our commercial lessees have an investment grade public debt rating by Moody’s or Standard & Poors, or the equivalent at all times. Commercial leases to these entities have a maximum maturity of seven years and a maximum outstanding credit exposure of $10.0 million. Lessees without public debt ratings generally have net worth in excess of $25.0 million. If a lessee does not have a public debt rating, it is subject to the same internal credit analysis as any other borrower. Commercial leases to these lessees have a maximum maturity of five years and a maximum outstanding credit exposure of $3.0 million to any single entity. In addition, the Company will originate commercial leases to lessees with below-investment grade public debt ratings, but these leases are limited to 10% of the commercial lease portfolio and have a maximum outstanding credit exposure of $2.0 million to any single entity. Lease loans are almost always fully amortizing, with fixed interest rates.

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

The Company offers conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $2.5 million. The Company currently offers fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly payments, and adjustable-rate conventional mortgage loans with initial terms of between three and five years that amortize up to 30 years. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae guidelines, and loans that conform to such guidelines are referred to as “conforming loans.” The Company generally originates both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which is currently $417,000 for single-family homes. Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%.

The Company also originates loans above conforming limits, sometimes referred to as “jumbo loans,” that have been underwritten to the credit standards of Fannie Mae. These loans are generally eligible for sale to various firms that

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 - Loans Receivable (continued)

specialize in the purchase of such non-conforming loans. In the Chicago metropolitan area, jumbo loans are not uncommon. The Company may infrequently originate loans at higher rates that do not fully meet the credit standards of Fannie Mae but are deemed to be acceptable risks.

The markets served by the Company have been impacted by widespread economic weakness and high unemployment, which have contributed to a rise in charge-offs and nonperforming assets. The ability of the Company’s borrowers to repay their loans, and the value of the collateral securing such loans, could be further adversely impacted by continued or more significant economic weakness in the Company’s local markets as a result of increased unemployment, declining real estate values, or increased residential and office vacancies. This not only could result in the Company experiencing a further increase in charge-offs and/or nonperforming assets, but also could necessitate an increase in the provision for loan losses. These events, if they were to occur, would have an adverse impact on the Company’s results of operations and its capital.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Allowance for Losses on Loans and Leases

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010:

	Allowance for loan losses			Loan Balances
March 31, 2011	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total

One-to-four family residential real estate loans	$975	$3,294	$4,269	$5,334	$732	$294,283	$300,349
Multi-family mortgage loans	2,973	3,829	6,802	13,726	1,387	428,689	443,802
Nonresidential real estate loans	1,701	4,016	5,717	13,310	882	312,197	326,389
Construction and land loans	1,709	410	2,119	5,331	7,739	16,573	29,643
Commercial loans	1,928	1,046	2,974	3,765	1,287	70,085	75,137
Commercial leases	72	524	596	72	-	144,851	144,923
Consumer loans	-	27	27	-	-	3,383	3,383

Total	$9,358	$13,146	$22,504	$41,538	$12,027	$1,270,061	1,323,626

Net deferred loan origination costs							1,191
Allowance for loan losses							(22,504)

Loans, net							$1,302,313

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 - Loans Receivable (continued)

	Allowance for loan losses			Loan Balances
December 31, 2010	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total

One-to-four family residential real estate loans	$686	$2,870	$3,556	$4,022	$252,278	$256,300
Multi-family mortgage loans	3,231	3,801	7,032	13,971	282,945	296,916
Nonresidential real estate loans	1,637	4,077	5,714	12,722	269,265	281,987
Construction and land loans	1,855	606	2,461	6,138	12,260	18,398
Commercial loans	1,931	948	2,879	3,766	60,913	64,679
Commercial leases	72	446	518	72	151,035	151,107
Consumer loans	-	20	20	-	2,182	2,182

Total	$9,412	$12,768	$22,180	$40,691	$1,030,878	1,071,569

Net deferred loan origination costs						1,377
Allowance for loan losses						(22,180)

Loans, net						$1,050,766

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The Company establishes provisions for loan losses, which are charged to the Company’s results of operations to maintain the allowance for loan losses at a level the Company considers necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, the Company considers past and current loss experience, trends in nonaccrual loans, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from the estimates as more information becomes available or events change.

The Company provides for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors that, in our judgment, deserve current recognition in estimating probable incurred credit losses. The Company reviews the loan portfolio on an ongoing basis and makes provisions for loan losses on a quarterly basis to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of two components:

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

The Company evaluates the allowance for loan losses based upon the combined total of the specific and general components. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable incurred credit losses than would be the case without the increase. Conversely, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology generally results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

The following summarizes the applicable factors evaluated with respect to the general allowance for loan losses for each loan class:

One-to-Four Family Residential Mortgage Loans. The U.S. Index of Leading Economic Indicators is the national economic factor utilized for residential mortgage loans; however, because the Company deems local economic factors more relevant to this loan class, the national economic factor accounts for only a 10% weighting. A composite index of the Chicago Purchasing Managers index and the regional unemployment rate comprises the local economic factor and is assigned a 20% weighting, except for non-owner-occupied loans which are assigned a 50% weighting due to their greater reliance on low-income family tenancies. The Company’s historical loss ratio for this class of loans is computed using a rolling twelve-quarter average and is assigned a 70% weighting, except for non-owner-occupied loans which are assigned a 40% weighting.

Multi-family Mortgage Loans. The U.S. Index of Leading Economic Indicators is the national economic factor utilized for multi-family mortgage loans; however, because the Company deems local economic factors more relevant to this class, the national economic factor accounts for only a 10% weighting. A composite index of the Chicago Purchasing Managers index and the regional unemployment rate comprises the local economic factor and is assigned a 30% weighting. The Company’s historical loss ratio for this class of loans is computed using a rolling twelve-quarter average and is assigned a 60% weighting.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 - Loans Receivable (continued)

Wholesale Commercial Loans. This loan class presently consists of multi-family loans originated outside of the Chicago metropolitan area; however, the collateral for some loans may be located in an area contiguous to the Chicago metropolitan area. The U.S. Index of Leading Economic Indicators is the national economic factor utilized for wholesale commercial loans. Because the Company deems national economic factors more relevant to this class, the national economic factor accounts for a 50% weighting. A composite index of the Chicago Purchasing Managers index and the regional unemployment rate comprises the local economic factor and is assigned a 10% weighting given the predominant geographic distribution of this loan class outside the Chicago metropolitan area. Because these loans in this class are also among the least seasoned in the Company’s overall loan portfolio, the Company’s historical loss ratio for this class of loans is computed using a rolling twelve-quarter average and is assigned a 40% weighting.

Non-Residential Real Estate Loans. The U.S. Index of Leading Economic Indicators is the national economic factor utilized for non-residential real estate loans; however, because the Company deems local economic factors more relevant to this class, the national economic factor accounts for only a 10% weighting. A composite index of the Chicago Purchasing Managers index and the regional unemployment rate comprises the local economic factor and is assigned a 25% weighting due to the diversity of the collateral types within this class. The Company’s historical loss ratio for this class of loans is computed using a rolling twelve-quarter average and is assigned a 65% weighting.

Construction, Development and Land Loans. The U.S. Index of Leading Economic Indicators is the national economic factor utilized for construction, development and land loans; however, because the Company deems local economic factors more relevant to this class, the national economic factor accounts for only a 10% weighting. A composite index of the Chicago Purchasing Managers index and the regional unemployment rate comprises the local economic factor and is assigned a 25% weighting. The Company’s historical loss ratio for this class of loans is computed using a rolling twelve-quarter average and is assigned a 65% weighting.

Commercial Loans. The U.S. Index of Leading Economic Indicators is the national economic factor utilized for commercial loans; however, because the Company deems local economic factors more relevant to this class, the national economic factor accounts for only a 10% weighting. A composite index of the Chicago Purchasing Managers index and the regional unemployment rate comprises the local economic factor and is assigned a 30% weighting for general secured and unsecured loans and 10% for health-care related loans (due to the government-guaranteed status of the underlying eligible collateral). The Company’s historical loss ratio for this class of loans is computed using a rolling twelve-quarter average and is thus assigned a weighting between of 60% and 80% depending on the nature of the collateral, if any.

Commercial Leases. This loan class consists of commercial leases originated outside of the Chicago metropolitan area. The U.S. Index of Leading Economic Indicators is the national economic factor utilized for national commercial leases. Because the Company deems national economic factors more relevant to this class, the national economic factor accounts for between 25% to 75% of the weighting, depending on the credit quality of the lessee; investment grade lessees merit a lower weighting due to their typically globally-based operations compared to a below-investment grade domestic lessee, for which the condition of the U.S. national economy has a considerable greater impact. The Company’s historical loss ratio for this class of loans is computed using a rolling twelve-quarter average and is assigned a weighting equal to the reciprocal of the national economic factor weighting assigned.

Consumer Loans. The U.S. Index of Leading Economic Indicators is the national economic factor utilized for consumer real estate loans; however, because the Company deems local economic factors more relevant to this class, the national economic factor accounts for only a 10% weighting. A composite index of the Chicago Purchasing Managers index and the regional unemployment rate comprises the local economic factor and is assigned a 20% weighting. The Company’s historical loss ratio for this class of loans is computed using a rolling twelve-quarter average and is assigned a 70% weighting. Loans secured by deposit accounts held by the Company do not have a material allowance due to the absence of credit risk presented by the collateralization status of this sub-class of consumer loans.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 - Loans Receivable (continued)

Activity in the allowance for loan losses is as follows:

	Three months ended March 31,
	2011	2010

Beginning balance	$22,180	$18,622
Loans charged off
One-to-four family residential real estate loans	(1,628)	(1,262)
Multi-family mortgage loans	(237)	(178)
Nonresidential real estate loans	-	(2)
Construction and land loans	(378)	(525)
Commercial loans	-	-
Commercial leases	-	-
Consumer loans	(16)	(7)

	(2,259)	(1,974)

Recoveries:
One-to-four family residential real estate loans	2	1
Multi-family mortgage loans	89	-
Nonresidential real estate loans	58	16
Construction and land loans	-	-
Commercial loans	10	-
Commercial leases	-	-
Consumer loans	-	-

Recoveries	159	17

Net charge-off	(2,100)	(1,957)
Provision for loan losses	2,424	851

Ending balance	$22,504	$17,516

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Impaired Loans

The Company considers a loan to be impaired when it does not expect to receive full payment of interest or principal. The Company evaluates a loan for impairment, for placement on non-accrual status and for classification as a Troubled Debt Restructuring (“TDR”) at the same point in time. When the Company identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In such cases, the Company measures the impairment using the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If the net realizable value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), the Company recognizes the amount of the impairment by establishing a specific valuation reserve allowance estimate or by a charge-off to the allowance if it can be confirmed that the amount of the impairment is uncollectable.

Non-owner occupied one-to-four family residential real estate loans and certain related owner-occupied residential real estate loans, multi-family real estate loans, nonresidential real estate loans, construction, development and land loans, commercial loans, and commercial leases are individually evaluated for impairment. One-to-four family owner-occupied residential real estate loans in the process of transfer to other real estate owned may be individually evaluated based on updated appraisals. Large groups of smaller balance homogeneous loans, such as one-to-four-family residential real estate loans and consumer loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Impaired loans are summarized as follows:

	December 31,	December 31,
	March 31, 2011	December 31, 2010

Period end loans with allocated allowance for loan losses	$31,135	$31,057
Period end loans with no allocated allowance for loan losses	10,403	9,634
Period end troubled debt restructured loans not individually evaluated	7,163	2,975

Total impaired loans	$48,701	$43,666

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 - Loans Receivable (continued)

The following table includes the unpaid principal balances and recorded investment for impaired loans with the associated allowance amount, if applicable. In addition, the table includes the average recorded investments in the impaired loans and the related amount of interest recognized for the duration of the impairment within the period reported.

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

Plus negative unapplied balance

Less escrow balance

Plus negative escrow balance

Plus unamortized net deferred loan costs

Less unamortized net deferred loan fees

Plus unamortized premium

Less unamortized discount

Less previous charge-offs

Plus recorded accrued interest

= Recorded investment

The following table presents loans individually evaluated for impairment by class loans:

	in Impaired	in Impaired	in Impaired	in Impaired	in Impaired
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2011
With no related allowance recorded:
One-to-four family residential real estate loans	$-	$-	$-	$66	$-
One-to-four family residential real estate loans - non-owner occupied	1,216	1,291	-	1,118	16
Multi-family mortgage loans	4,096	4,313	-	3,843	22
Nonresidential real estate loans	4,538	4,628	-	4,169	25
Construction loans	-	-	-	250	-
Land loans	-	-	-	152	-
Commercial loans – secured	457	485	-	457	-
Commercial loans - other	96	118	-	97	3

	10,403	10,835	-	10,152	66

With an allowance recorded:
One-to-four family residential real estate loans	$1,340	$1,455	$288	$447	$-
One-to-four family residential real estate loans - non-owner occupied	2,778	2,912	687	3,014
Multi-family mortgage loans	5,225	5,567	1,504	5,815	-
Wholesale commercial lending	4,405	4,606	1,469	4,405	-
Nonresidential real estate loans	8,772	8,839	1,701	8,773	71
Construction loans	3,274	3,634	887	3,024	-
Land loans	2,057	2,341	822	2,663	-
Commercial loans – secured	3,054	3,304	1,801	3,054	-
Commercial loans – unsecured	158	205	127	158	-
Non-rated commercial leases	72	77	72	72

	31,135	32,940	9,358	31,425	71

Total	$41,538	$43,775	$9,358	$41,577	$137

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 - Loans Receivable (continued)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized

December 31, 2010
With no related allowance recorded:
One-to-four family residential real estate loans - non-owner occupied	$1,244	$1,321	$-	$3,028	$69
Multi-family mortgage loans	3,554	3,723	-	8,264	142
Wholesale commercial lending	-	-	-	1,780	-
Nonresidential real estate loans	3,949	4,008	-	4,481	221
Construction loans	333	357	-	1,108	55
Land loans	-	-	-	772	-
Commercial loans – secured	457	478	-	347	10
Commercial loans - other	97	117	-	83	7
Non-rated commercial leases	-	-	-	20	-

	9,634	10,004	-	19,883	504

With an allowance recorded:
One-to-four family residential real estate loans - non-owner occupied	$2,778	$2,888	$686	$2,075	$31
Multi-family mortgage loans	6,012	6,362	1,709	4,058	97
Wholesale commercial lending	4,405	4,589	1,522	881	71
Nonresidential real estate loans	8,773	8,837	1,637	6,255	416
Construction loans	2,940	3,244	730	2,447	-
Land loans	2,865	3,339	1,125	2,676	-
Commercial loans – secured	3,054	3,265	1,804	3,783	28
Commercial loans – unsecured	158	202	127	82	-
Non-rated commercial leases	72	77	72	29	4

	31,057	32,803	9,412	22,286	647

Total	$40,691	$42,807	$9,358	$42,169	$1,151

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Purchased Impaired Loans

As a result of its acquisition of Downers Grove National Bank (see Note 8 - Acquisitions), the Company has purchased loans for which there was evidence of deterioration of credit quality since origination and it was probable that all contractually required payments would not be collected as of the date of the acquisition. The carrying amount of these purchased impaired loans is as follows:

March 31, 2011
One-to-four family residential real estate loans	$732
Multi-family mortgage loans	1,387
Nonresidential real estate loans	882
Construction, development and land loans	7,739
Commercial loans – secured and unsecured	1,287

Outstanding balance	$12,027

Carrying amount, net of allowance	$12,027

Accretable yield, or income expected to be collected, related to purchased impaired loans is as follows:

Balance at January 1, 2011	$-
New loans purchased	2,461
Accretion of income	-

Balance at March 31, 2011	$2,461

There is no allowance for loan losses related to purchased impaired loans. The Company did not recognize any amount of accretion to income from purchased impaired loans for the period ended March 31, 2011 as the amount was immaterial and the Company continues to evaluate purchase accounting within the measurement period.

Purchased impaired loans for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

March 31, 2011

Contractually required payments receivable of loans purchased during the quarter:
One-to-four family residential real estate loans	$1,455
Multi-family mortgage loans	3,415
Nonresidential real estate loans	2,399
Construction loans	4,835
Land loans	6,757
Commercial loans	4,833
Consumer	1

$23,695

Cash flows expected to be collected at acquisition, subject to adjustment with final purchase price adjustment	$14,515
Fair value of acquired loans at acquisition	$12,027

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Income recognition is dependent upon having a reasonable expectation about the cash flows to be collected. At March 31, 2011, purchased impaired loans from the Company’s acquisition of Downers Grove National Bank were on nonaccrual status because the Company could not reasonably estimate the timing and amount of cash flows that will be collected from these purchased impaired loans.

Balance at January 1, 2011	$ -
New loans purchased	12,027
Accretion of income	-

Balance at March 31, 2011	$ 12,027

In the first quarter of 2011, the Company acquired a pool of seasoned performing Chicago area multi-family mortgage loans from Citibank, N.A., and also acquired certain non-impaired loans as part of its acquisition of Downers Grove National Bank. The principal balances, loan carrying balances and the allowance allocable to these acquired loans are as set forth in the following tables. The differences between the principal balances and the loan carrying balances are attributable to the purchase discount. The purchase discount will be accreted on a level-yield basis over the remaining lives of the acquired loans. Because the purchase discount exceeded estimated credit losses, no allowance was allocable to these acquired loans at March 31, 2011. All of the above loans were current or less than 30 days past due at March 31, 2011.

Nonaccrual loans

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans, excluding purchased impaired loans:

	Nonaccrual loans	Recorded Investment	Loans Past Due Over 90 Days, still accruing
March 31, 2011
One-to-four family residential real estate loans	$6,366	$6,766	$-
One-to-four family residential real estate loans – non owner occupied	4,283	4,515	-
Multi-family mortgage loans	8,758	9,319	273
Wholesale commercial lending	4,405	4,606	-
Nonresidential real estate loans	12,830	12,987	516
Construction loans	3,274	3,634	-
Land loans	2,057	2,342	-
Commercial loans – secured	3,511	3,789	-
Commercial loans – unsecured	158	205	-
Commercial loans – other	96	119	-
Non-rated commercial leases	72	77	-
Consumer loans	-	-	-

	$45,810	$48,359	$789

December 31, 2010

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

One-to-four family residential real estate loans	$5,748	$6,115	$47
One-to-four family residential real estate loans – non owner occupied	4,311	4,513	496
Multi-family mortgage loans	8,823	9,327	275
Wholesale commercial lending	4,405	4,589	-
Nonresidential real estate loans	12,428	12,575	-
Construction loans	3,274	3,601	-
Land loans	2,865	3,339	-
Commercial loans – secured	3,511	3,743	-
Commercial loans – unsecured	158	202	-
Commercial loans – other	97	118	-
Non-rated commercial leases	72	77	-
Consumer loans	3	3	-

	$45,695	$48,202	$818

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 - Loans Receivable (continued)

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company’s reserve for uncollected loan interest was $2.9 million at March 31, 2011 and $2.7 million at December 31, 2010. When a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of ARC 310-10-50-14(A), ARC 310-10-50-15(b), ARC 310-10-50-15(d), ARC 310-10-50-15(e) and ARC 310-10-50-16, as applicable. In all cases, the average balances are calculated based on the month-end balances of the financing receivables within the period reported pursuant to the provisions of ARC 310-10-50-15(b) and ARC 310-10-50-17, as applicable.

Generally, the Company utilizes the “90 days delinquent, still accruing” category of loan classification when: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of payments actually received or the renewal of a loan has not occurred for administrative reasons.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 - Loans Receivable (continued)

Past Due Loans

The following table presents the aging of the recorded investment in past due loans as March 31, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

One-to-four family residential real estate loans	$1,831	$821	$5,701	$8,353	$204,621	$212,974
One-to-four family residential real estate loans - non-owner occupied	3,760	181	5,023	8,964	78,941	87,905
Multi-family mortgage loans	13,338	2,755	10,839	26,932	347,790	374,722
Wholesale commercial lending	3,446	-	4,606	8,052	62,765	70,817
Nonresidential real estate loans	17,521	3,469	7,421	28,411	297,123	325,534
Construction loans	-	-	7,047	7,047	2,428	9,475
Land loans	577	285	6,670	7,532	13,308	20,840
Commercial loans:
Secured	1,200	296	5,087	6,583	28,541	35,124
Unsecured	908	26	205	1,139	10,463	11,602
Municipal loans	-	-	-	-	6,959	6,959
Warehouse lines	-	-	-	-	7,540	7,540
Health care	-	-	-	-	5,099	5,099
Other	-	-	118	118	9,342	9,460
Commercial leases:
Investment rated commercial leases	2,294	72	-	2,366	85,675	88,041
Below investment grade	-	-	-		3,870	3,870
Non-rated	3,809	392	77	4,278	40,639	44,917
Lease pools	252	-	-	252	8,950	9,202
Consumer loans	4	-	-	4	3,396	3,400

Total	$48,940	$8,297	$52,794	$110,031	$1,217,450	$1,327,481

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 - Loans Receivable (continued)

The following table presents the aging of the recorded investment in past due loans as December 31, 2010 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

One-to-four family residential real estate loans	$1,202	$202	$5,890	$7,294	$172,438	$179,732
One-to-four family residential real estate loans - non-owner occupied	3,335	449	5,019	8,803	68,127	76,930
Multi-family mortgage loans	7,174	4,304	9,588	21,066	202,481	223,547
Wholesale commercial lending	1,231	-	4,589	5,820	67,712	73,532
Nonresidential real estate loans	9,270	16,061	3,944	29,275	251,139	280,414
Construction loans	1,267	1,284	3,601	6,152	3,321	9,473
Land loans	-	-	3,339	3,339	6,422	9,761
Commercial loans:
Secured	929	700	3,712	5,341	18,370	23,711
Unsecured	551	178	202	931	6,558	7,489
Municipal loans	-	-	-	-	4,629	4,629
Warehouse lines	-	-	-	-	12,320	12,320
Health care	-	-	-	-	8,089	8,089
Other	7,060	-	118	7,178	1,922	9,100
Commercial leases:
Investment rated commercial leases	2,039	2,312	-	4,351	83,506	87,857
Below investment grade	3	-	-	3	3,725	3,728
Non-rated	3,382	434	76	3,892	47,199	51,091
Lease pools	-	-	-	-	9,791	9,791
Consumer loans	3	-	4	7	2,186	2,193

Total	$37,446	$25,924	$40,082	$103,452	$969,935	$1,073,387

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 - Loans Receivable (continued)

Troubled Debt Restructurings

The Company evaluates loan extensions or modifications in accordance with ASC 310-40 with respect to the classification of the loan as a troubled debt restructuring (“TDR”). In general, if the Company grants a loan extension or modification to a borrower for other than an insignificant period of time that includes a below-market interest rate, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss to the Company, the loan extension or loan modification is classified as a TDR. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal then due and payable, management measures any impairment on the restructured loan in the same manner as for impaired loans as noted above.

The Company had $10.7 million of TDRs at March 31, 2011, compared to $6.5 million at December 31, 2010, with an allocated $658,000 of specific valuation allowance to those customers. The Company has no outstanding commitments to customers whose loans are classified as TDRs.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:

Watch List. Loans classified as Watch List exhibit transitory risk. Loan debt service coverage is somewhat erratic, future coverage is uncertain, liquidity is strained and leverage capacity is considered minimal. Indicators of potential deterioration of repayment sources have resulted in uncertainty or unknown factors concerning credit status.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

NOTE 4 - LOANS RECEIVABLE (continued)

As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch List	Special Mention	Substandard	Doubtful	Total

One-to-four family residential real estate loans	$207,902	$5,621	$2,318	$8,264	$-	$224,105
One-to-four family residential real estate loans - non-owner occupied	69,072	4,550	736	1,886	-	76,244
Multi-family mortgage loans	342,429	14,614	6,080	10,251	-	373,374
Wholesale commercial lending	64,763	1,356	-	4,309	-	70,428
Nonresidential real estate loans	260,751	31,650	19,831	14,157	-	326,389
Construction loans	1,697	522	202	6,681	-	9,102
Land loans	9,555	3,308	1,297	6,132	249	20,541
Commercial loans:
Secured	25,348	4,430	161	4,684	98	34,721
Unsecured	10,184	575	90	587	58	11,494
Municipal loans	6,925	-	-	-	-	6,925
Warehouse lines	7,512	-	-	-	-	7,512
Health care	4,786	164	136	-	-	5,086
Other	9,018	285	-	96	-	9,399
Commercial leases:					-
Investment rated commercial leases	87,388	-	-	-	-	87,388
Below investment grade	3,385	460	-	-	-	3,845
Non-rated	44,208	250	-	-	72	44,530
Lease pools	9,160	-	-	-	-	9,160
Consumer loans	3,383	-	-	-	-	3,383

Total	$1,167,466	$67,785	$30,851	$57,047	$477	$1,323,626

The Company assigned loans attributable to our acquisition of Downers Grove National Bank to risk classification categories on a preliminary basis, including the classification of purchased impaired loans to the Substandard credit risk classification category. The Company continues to evaluate purchase accounting during the measurement period.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 - Loans Receivable (continued)

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch List	Special Mention	Substandard	Doubtful	Total

One-to-four family residential real estate loans	$174,349	$-	$-	$5,097	$-	$179,446
One-to-four family residential real estate loans - non-owner occupied	65,071	6,400	776	4,607	-	76,854
Multi-family mortgage loans	197,427	12,348	4,642	9,501	-	223,918
Wholesale commercial lending	67,304	1,361	-	4,333	-	72,998
Nonresidential real estate loans	225,528	24,997	18,756	12,706	-	281,987
Construction loans	4,576	-	1,252	3,274	-	9,102
Land loans	3,057	3,196	181	2,613	249	9,296
Commercial loans:					-
Secured	17,504	2,186	174	3,401	98	23,363
Unsecured	6,647	595	16	99	58	7,415
Municipal loans	4,540	-	-	-	-	4,540
Warehouse lines	12,274	-	-	-	-	12,274
Health care	7,851	71	149	-	-	8,071
Other	8,629	290	-	97	-	9,016
Commercial leases:					-
Investment rated commercial leases	87,119	-	-	-	-	87,119
Below investment grade	3,148	542	-	-	-	3,690
Non-rated	49,959	569	-	-	72	50,600
Lease pools	9,698	-	-	-	-	9,698
Consumer loans	2,182	-	-	-	-	2,182

Total	$946,863	$52,555	$25,946	$45,728	$477	$1,071,569

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 5 – Deposits

Deposits are as follows:

	March 31, 2011	December 31, 2010
Noninterest-bearing demand deposits	$141,322	$112,549
Savings deposits	143,865	98,894
Money market accounts	356,352	341,048
Interest-bearing NOW accounts	328,493	302,812
Certificates of deposit	451,532	380,074

	$1,421,564	$1,235,377

Interest expense on deposit accounts is summarized as follows:

	Three months ended March 31,
	2011	2010
Savings deposits	$66	$121
Money market accounts	440	976
Interest-bearing NOW accounts	153	465
Certificates of deposit	1,241	2,067

	$1,900	$3,629

Note 6 – Fair Values

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

Note 6 – Fair Values (continued)

The fair values of loans held for sale are generally determined by quoted prices in active markets that are accessible at the measurement date for similar, unrestricted assets (Level 2 measurement inputs).

Impaired loans are evaluated and valued at the time the loan is identified as impaired or placed into real estate owned, at the lower of cost or fair value. Fair value is measured based on the value of future expected cash flows and the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

Note 6 – Fair Values (continued)

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements Using
	Amortized		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2011
Securities:
Certificates of deposit	$23,197	$23,197	$-	$23,197	$-
U.S. Treasury	2,610	2,610	2,610	-	-
Corporate securities	1,423	1,428	-	1,428	-
Municipal securities	6,396	6,284	-	6,284	-
Equity mutual fund	500	507	507	-	-
Mortgage-backed securities Residential	39,059	40,050	-	40,050	-
Collateralized mortgage Obligations – residential	45,916	47,025	-	47,025	-
SBA-guaranteed loan participation certificates	52	53	-	53	-

	$119,153	$121,154	$3,117	$118,037	$-

December 31, 2010
Securities:
Certificates of deposit	$27,766	$27,766	$-	$27,766	$-
Municipal securities	675	709	-	709	-
Mortgage-backed securities -residential	41,034	42,435	-	42,435	-
Collateralized mortgage obligations – residential	48,262	49,732	-	49,732	-
SBA-guaranteed loan participation certificates	103	105	-	105	-

	$117,840	$120,747	$-	$120,747	$-

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Values (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Impaired loans
One-to-four family residential real estate loans	$1,340	$-	$-	$1,340
One-to-four family residential real estate loans –non-owner occupied	2,778	-	-	2,778
Multi-family mortgage loans	9,630	-	-	9,630
Nonresidential real estate loans	8,772	-	-	8,772
Construction and land loans	5,331	-	-	5,331
Commercial loans	3,212	-	-	3,212
Commercial leases	72	-	-	72

Impaired loans	$31,135	$-	$-	$31,135

Other real estate owned:
One-to-four family residential real estate	$3,210	$-	$-	$3,210
Multi-family mortgage	2,794	-	-	2,794
Nonresidential real estate	9,117	-	-	9,117
Land	7,592	-	-	7,592

Other real estate owned	$22,713	$-	$-	$22,713

December 31, 2010
Impaired loans
One-to-four family residential real estate loans	$2,778	$-	$-	$2,778
Multi-family mortgage loans	10,417	-	-	10,417
Nonresidential real estate loans	8,773	-	-	8,773
Construction and land loans	5,805	-	-	5,805
Commercial loans	3,212	-	-	3,212
Commercial leases	72	-	-	72

Impaired loans	$31,057	$-	$-	$31,057

Other real estate owned:
One-to-four family residential real estate	$3,015	$-	$-	$3,015
Multi-family mortgage	2,486	-	-	2,486
Nonresidential real estate	7,376	-	-	7,376
Land	1,745	-	-	1,745

Other real estate owned	$14,622	$-	$-	$14,622

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 - Fair Value (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $48.7 million, with a valuation allowance of $9.4 million at March 31, 2011, compared to a carrying amount of $43.7 million and a valuation allowance of $9.4 million at December 31, 2010, resulting in a decrease in the provision for loan losses of $54,000 for the three months ended March 31, 2011.

OREO and OREO in process, which is carried at lower of cost or fair value less costs to sell, had a carrying value of $22.7 million at March 31, 2011, which included write downs of $179,000 for the quarter ended March 31, 2011 compared to $14.6 million at December 31, 2010, which included write downs of $2.4 million for the year ended December 31, 2010.

Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $1.3 million at March 31, 2011, of which $984,000 related to fixed rate loans and $354,000 related to adjustable rate loans. A pre-tax charge of $176,000 on our mortgage servicing rights portfolio was included in net income for the three months ended March 31, 2010, compared to no charge recorded for the same period in 2011.

The carrying amount and estimated fair value of financial instruments is as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$124,255	$124,255	$220,810	$220,810
Securities	121,154	121,154	120,747	120,747
Loans held-for-sale	-	-	2,716	2,716
Loans receivable, net of allowance for loan losses	1,302,313	1,300,699	1,050,766	1,065,404
FHLBC stock	16,346	N/A	15,598	N/A
Accrued interest receivable	6,142	6,142	5,390	5,390
Mortgage servicing rights	1,339	1,570	1,349	1,612

Financial liabilities
Non-interest-bearing demand deposits	$(141,322)	$(141,322)	$(112,549)	$(112,549)
Savings deposits	(143,865)	(143,865)	(98,894)	(98,894)
NOW and money market accounts	(684,845)	(684,845)	(643,860)	(643,860)
Certificates of deposit	(451,532)	(455,031)	(380,074)	(384,103)
Borrowings	(15,488)	(16,010)	(23,749)	(23,995)
Accrued interest payable	(341)	(341)	(146)	(146)

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

Note 6 – Fair Values (continued)

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

Note 7 - Other Comprehensive Income (Loss)

Other comprehensive income (loss) components were as follows:

	00000000	00000000
	Three months ended March 31,
	2011	2010

Unrealized holding gains (losses) on securities, net of tax	$(561)	$115

Net loss (gain) on sale of securities recognized, net of tax	-	-

Loss on impairment of securities, net of tax	-	-

Change in other comprehensive income, net of tax	$(561)	$115

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 8 – Acquisitions

The Company completed its acquisition of DG Bancorp, Inc. and its subsidiary Downers Grove National Bank on March 18, 2011 and results for Downers Grove National Bank are included in the Company’s operations from that date. The Company accounted for the acquisition using the acquisition method. Accordingly, the Company recorded merger and acquisition expenses of $1,253,000 during the quarter ended March 31, 2011 and $81,000 during the year ended December 31, 2010. The acquisition method also requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date.

The Company believes its acquisition of Downers Grove National Bank will result in several material benefits, including increased earnings and higher returns on stockholder’s equity, more effective deployment of its excess capital, improved utilization of existing organizational capacities, expanded geographic coverage of the Company’s market territory, increased deposit market share and improved convenience for its existing customers due to the addition of two new full-service branch offices.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

	March 18, 2011

Assets acquired and liabilities assumed:	$

Cash and due from other financial institutions		1,040
Interest-bearing deposits in other financial institutions		60,579

Cash and cash equivalents		61,619
Securities		10,254
Loans receivable		120,677
Other real estate owned		7,542
Stock in Federal Home Loan Bank and Federal Reserve Bank		903
Premises and equipment, net		5,764
Accrued interest receivable		355
Core deposit intangible		2,660
FDIC prepaid expense		774
Income tax receivable		774
Deferred taxes, net		2,455
Other assets		42

Total assets acquired		$213,816

LIABILITIES

Deposits		212,939
Advance payments by borrowers taxes and insurance		34
Accrued interest payable and other liabilities		843

Total liabilities assumed		$213,816

The Company is still in the process of determining the acquisition date fair value of assets acquired and liabilities assumed, and the amounts disclosed above are considered provisional amounts. During the measurement period, the Company will retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new facts and information that existed at the acquisition date. The measurement period will end when the Company receives all of the information it is seeking about such facts and circumstances and the measurement period will not exceed one year from the acquisition date. Preliminary estimates of goodwill or bargain purchase gain were considered immaterial and thus were not recorded during the quarter ended March 31, 2011. Subsequent adjustments to the provisional amounts may be material.

As noted above, the Company acquired loans at fair value of $120.7 million. Included in this amount was $12.0 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of loans with evidence of loan deterioration as of the acquisition date resulted in a nonaccretable difference of $9.2 million, which is defined as the loan’s contractually required payments receivable

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 8 – Acquisitions (continued)

in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of the loan’s credit quality at the acquisition date. As of March 31, 2011, the carrying amount of these loans with evidence of loan deterioration at the acquisition date was $12.0 million, and the remaining nonaccretable difference was $9.2 million. The foregoing data represents the Company’s initial estimate as the Company continues to evaluate purchase accounting within the evaluation period.

The following table summarizes the unaudited pro forma financial results of operations as if the Company acquired Downers Grove National Bank on January 1, 2010:

	Three Months Ended March 31,
	2011	2010

Net interest income(1)	$14,705	$15,189
Net loss(1)	(2,342)	(1,050)
Basic income (loss) per common share	$(0.12)	$(0.05)
Diluted income (loss) per common share	(0.12)	(0.05)
(1)	Results for DG Bancorp, Inc. include net income or loss from operations as reported for the respective periods.

The Company completed an acquisition of a portfolio of $152 million in performing multifamily loans on March 11, 2011. This loan portfolio was originated by Citibank, NA and its predecessor by merger, Citibank, F.S.B. and consists of 466 loans with an average loan balance of $327,000. The loans were purchased at a discount that will be accrued into income on a level-yield basis over the remaining life of the loans. The Company conducted extensive due diligence on this transaction, resulting in the recognition of $276,000 in expenses for the period. The Company believes its acquisition of this loan portfolio will result in several material benefits, including increased earnings and higher returns on stockholder’s equity, more effective deployment of its excess liquidity and capital, improved utilization of existing organizational capacities and new opportunities to develop further business relationships with the borrowers of these loans.

Note 9 – Recent Accounting Pronouncements

FASB ASU 2010-20, “Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” — ASU 2010-20 requires new and enhanced disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 4 to these Consolidated Financial Statements for the required disclosures at March 31, 2011.

Note 10 – Newly Issued But Not Yet Effective Accounting Pronouncements:

FASB ASU 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations” — ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance is effective

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 10 – Newly Issued But Not Yet Effective Accounting Pronouncements (continued)

prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010. See Note 8 – Acquisitions.

FASB ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” — ASU 2010-28 affects all entities that have recognized a goodwill asset and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The guidance is effective for a public entity’s first annual period that ends on or after December 15, 2010. Adoption of ASU 2010-28 is not expected to have a material impact on our consolidated financial statements.

In April 2011, the FASB amended existing guidance and clarified when creditors such as banks should classify loan modifications as troubled debt restructurings. Banks will now need to consider all available evidence when evaluating whether a loan modification is a troubled debt restructurings. This new guidance could result in more loan modifications being classified as troubled debt restructurings, which could affect the allowance for loan losses and increase disclosures. This new guidance for identifying and disclosing troubled debt restructures is effective for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings occurring after the beginning of the year. The Company is evaluating the impact that the new guidance may have on its financial condition, results of operations and liquidity.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and all amendments thereto, as filed with the Securities and Exchange Commission. There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

Overview

The national economy continued a very modest expansion. The local economy began to participate in the economic recovery, but on an uneven basis due principally to persistent unemployment and declining real estate values in the Chicago metropolitan area. The decline in real estate values was more severe in some segments of the Chicago metropolitan area than others. Pricing and underwriting for multi-family and commercial real estate loans were generally favorable, and we experienced increasing demand within these loan types during the first quarter of 2011. Pricing for commercial leases stabilized and we experienced modestly increased demand due to improved lessee capital investment activity and portfolio risk exposure management actions by certain market participants. We experienced increased demand for commercial loans within the healthcare sector despite intense competitive conditions for almost all types of commercial loans. Demand for the Bank’s traditional adjustable-rate residential mortgage loans remained low due to an overwhelming market preference for fixed-rate residential mortgage loans given low market interest rates and our underwriting standards.

The multifold impacts of the Company’s acquisitions of a seasoned portfolio of performing Chicago area multi-family loan portfolio from Citibank, N.A. and our acquisition of Downers Grove National Bank were by far the most consequential events of first quarter 2011. The Company recorded significant transaction expenditures such as accruals for severance compensation expenses and information technology expenses for these transactions during the first quarter of 2011, but because the transactions closed near the end of the quarter, the transactions produced minimal net operating income during the first quarter 2011.

The Company experienced significant loan portfolio growth due the Downers Grove National Bank and Citibank transactions. These transactions resulted in a material increase in our multi-family loan portfolio balance, with lesser percentage increases to our residential, commercial real estate, construction and commercial loan portfolio balances. Excluding the Downers Grove National Bank and Citibank transactions, loan portfolio balances declined modestly. The Company experienced a net increase in commercial real estate loan balances, with commercial loan balances remaining essentially constant. Residential loan balances continued to decline due primarily to loan payoffs and borrowers’ consolidation of home equity balances with thirty-year fixed-rate first lien refinance transactions. Construction, development and land loan balances continued to decline due to project sales and, where applicable, portfolio reclassifications for completed but unsold projects. Multifamily loan balances declined as loan payoffs increased due primarily to our reluctance to conduct cash-out refinance transactions on existing extensions of credit. Commercial lease balances declined as lease amortization payments still continued to offset the improved pace of originations. With the exception of our portfolio of adjustable-rate residential loans, the Company continues to expect a return to modest growth in most loan portfolio segments if and as real estate market valuations stabilize and the supply of commercial lease opportunities improves based on global macroeconomic conditions.

The Company’s overall loan portfolio quality remained consistent in first quarter of 2011, excluding the impact of loan classifications relating to our acquisition of Downers Grove National Bank. The Company continues to experience isolated borrower defaults and certain borrowers seem reluctant to permanently cure chronically past due payment habits, but we are also experiencing a greater volume of fully-reinstated loans and scheduled recoveries to current payment status. The Company experienced increasing investor interest in its classified asset collateral and OREO inventory. The Company continues to believe that unemployment, consumer spending and borrower and investor perceptions of residential and commercial real estate valuations will be the primary factors affecting loan portfolio quality and classified asset resolutions in 2011. The Downers Grove National Bank acquisition increased the Company’s total portfolio of OREO assets, but the Company believes that it has assigned initial valuations to these acquired assets that are consistent with an orderly liquidation within a reasonable time, the duration of which will vary depending on the particular asset class and that the Company’s loss exposure is mitigated based on these initial assigned values.

The general loan loss reserve requirement increased slightly due to local economic factors and an increase in loss ratios for non-owner occupied single family loans in the first quarter of 2011. The specific loan loss reserves increased due to the impact of a troubled-debt restructuring in process involving highly seasoned loans to several family-related investors in non-owner occupied single family rental properties located in the Chicago metropolitan area; the restructuring is expected to reinforce the borrower’s historical and continuing current payment performance and to recognize a material decline in the related underlying collateral valuations. The Company’s underwriting standards remain consistent with its historical standards, although the Company’s credit analyses continue to incorporate somewhat more conservative assumptions with respect to effective rents, expenses and occupancies given the current economic environment.

Deposits increased in first quarter 2011 due to the acquisition of Downers Grove National Bank. Excluding this acquisition, deposits declined in all categories except savings accounts due to increased cash utilization by business deposit customers, and a continued deliberate moderation in our competitive position based on the Company’s excess liquidity position. Pricing conditions for local deposits, whether low-balance core deposits, certificates of deposits or high-balance, high-yield transaction accounts, remained favorable during the year due to very low market yields and continued weak industry-wide loan demand. The Company expects a similar competitive environment for the first half of 2011, and the Company will continue its marketing efforts to further enhance the depth and quality of our deposit portfolio.

The Company’s net interest spread and net interest margin increased in first quarter 2011 as the decline in the cost of funds offset the modest decline in loan portfolio balances and yields on loans. The timing of the closings of the Citibank and Downers Grove National Bank transactions resulted in a negligible impact to our net interest spread and net interest margin; in addition, the Company did not recognize any yield accretion on loans or deposits related to Downers Gove National Bank in first quarter 2011. Given the quantity and volatility of the variables affecting our net interest margin and net interest spread, the Company is unable to confidently predict our net interest margin and net interest spread in 2011; however, the Company expects our recent acquisitions to make immediate positive contributions to our net interest spread and net interest margin.

Non-interest income decreased in first quarter 2011 due to modest declines in deposit and loan fee income and reduced income from loan and insurance product sales. The timing of the closing of the Downers Grove National Bank transaction resulted in a negligible impact to our non-interest income; however, the Company anticipates that future growth in non-interest income will result from the Downers Grove National Bank transaction, particular in the area of trust services.

Non-interest expense decreased in first quarter 2011. The Company recognized significant transaction expenses for both the Citibank and the Downers Grove National Bank transactions, including anticipated employee severance payments and information technology expenditures. Excluding the transaction-related expenses, the timing of the closing of the Downers Grove National Bank transactions resulted in a negligible impact to the Company’s non-interest expense. The Company experienced some seasonal increases to compensation and occupancy expenses. The Company also experienced a modest decline in non-performing asset management expense due to reduced outside counsel expenses, but this expense category is expected to remain volatile during 2011.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at March 31, 2011 and December 31, 2010, and in our statement of operations for the three-month periods ended March 31, 2011 and March 31, 2010.

	March 31, 2011	December 31, 2010	Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,705,231	$1,530,655	$174,576
Cash and cash equivalents	124,255	220,810	(96,555)
Securities	121,154	120,747	407
Loans receivable, net	1,302,313	1,050,766	251,547
Deposits	1,421,564	1,235,377	186,187
Borrowings	15,488	23,749	(8,261)
Stockholders’ equity	250,712	253,285	(2,573)

	Three months ended March 31,
	2011	2010	Change
	(Dollars in thousands)
Selected Operating Data:

Interest income	$15,348	$17,145	$(1,797)
Interest expense	1,996	3,929	(1,933)

Net interest income	13,352	13,216	136
Provision for loan losses	2,424	851	1,573

Net interest income (loss) after provision (credit) for loan losses	10,928	12,365	(1,437)
Noninterest income	1,571	1,455	116
Noninterest expense	14,255	12,678	1,577

Income (loss) before income taxes	(1,756)	1,142	(2,898)
Income tax expense (benefit)	(979)	426	(1,405)

Net income (loss)	$(777)	$716	$(1,493)

	Three Months Ended March 31,
	2011	2010
Performance Ratios:

Return on assets (ratio of net income (loss) to average total assets) (1)	(0.20)%	0.18%
Return on equity (ratio of net income (loss) to average equity) (1)	(1.23)	1.08
Net interest rate spread (1) (2)	3.68	3.48
Net interest margin (1) (3)	3.81	3.73
Average equity to average assets	16.48	16.98
Efficiency ratio (4)	95.52	86.42
Noninterest expense to average total assets (1)	0.93	3.25
Average interest-earning assets to average interest-bearing liabilities	122.64	122.57

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

N.M. Not meaningful

Selected Financial Data (continued)

At March 31, 2011		At December 31, 2010

Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	4.02%	3.94%
Nonaccrual loans to total loans	3.46	4.26
Allowance for loan losses to nonperforming loans	49.12	48.54
Allowance for loan losses to total loans	1.70	2.07

Capital Ratios:
Equity to total assets at end of period	14.70	16.55
Tier 1 leverage ratio (Bank only)	11.05	12.48

Other Data:
Number of full service offices	20	18
Employees (full-time equivalent basis)	385	328

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets increased $174.6 million, or 11.4%, to $1.705 billion at March 31, 2011, from $1.531 billion at December 31, 2010, primarily due to our acquisition of Downers Grove National Bank.

Net loans receivable increased $251.5 million, or 23.9% to $1.302 billion at March 31, 2011, from $1.051 billion at December 31, 2010. The increase was due in substantial part to our multi-family loan purchase from Citibank and our acquisition of Downers Grove National Bank, each of which closed in March 2011. The increase in net loans receivable reflected net increases of $44.0 million in one-to-four family residential mortgage loans, $146.9 million in multi-family mortgage loans, $44.4 million in nonresidential real estate loans, $11.2 million in construction and land loans, $10.5 million in commercial loans and $1.2 million in consumer loans. Commercial leases decreased by $6.2 million.

One-to-four family residential mortgage loans increased $44.0 million, or 17.2%, to $300.3 million at March 31, 2011, from $256.3 million at December 31, 2010, due primarily to the additional $47.4 million in one-to-four family residential mortgage loans attributable to the Downers Grove National Bank acquisition at March 31, 2011. Multi-family mortgage loans increased $146.9 million, or 49.5%, to $443.8 million at March 31, 2011, from $296.9 million at December 31, 2010, due primarily to the additional $152.1 million in multi-family mortgage loans attributable the Citibank multi-family loan purchase at March 31, 2011. Nonresidential real estate loans increased $44.4 million, or 15.7%, to $326.4 million at March 31, 2011, from $282.0 million at December 31, 2010, due primarily to the additional $44.2 million in nonresidential real estate loans attributable to the Downers Grove National Bank acquisition at March 31, 2011. Construction and land loans increased $11.2 million, or 61.1%, to $29.6 million at March 31, 2011, from $18.4 million at December 31, 2010, due primarily to the additional $16.8 million in construction and land loans attributable to the Downers Grove National Bank acquisition at March 31, 2011. Commercial loans increased by $10.5 million, or 16.2%, to $75.1 million at March 31, 2011, from $64.7 million at December 31, 2010, due primarily to the additional $10.9 million in commercial loans attributable to the Downers Grove National Bank acquisition at March 31, 2011. Consumer loans increased $1.2 million, or 55.0% and commercial leases decreased $6.2 million, or 4.1%.

Securities increased by $407,000, or 0.3%, to $121.2 million at March 31, 2011, from $120.7 million at December 31, 2010, due primarily to the additional $10.3 million in securities attributable to the Downers Grove National Bank acquisition at March 31, 2011 offset by $8.1 million of maturities and principal repayments.

We owned $16.3 million of common stock of the Federal Home Loan Bank of Chicago (“FHLBC”) at March 31, 2011 compared to $15.6 million at December 31, 2010. The increase was due to $748,000 in FHLBC stock that Downers Grove National Bank owned at the time of the acquisition.

Cash and cash equivalents decreased $96.6 million, or 43.7%, to $124.3 million at March 31, 2011, from $220.8 million at December 31, 2010, primarily due to the $149.4 million in cash consideration that we paid for the Citibank multi-family loan purchase, offset the addition of $61.6 in cash and cash equivalents attributable to the Downers Grove National Bank acquisition.

The Downers Grove National Bank acquisition resulted in $210.5 million of additional deposits, consisting of $36.1 million in noninterest-bearing demand deposit accounts, $39.3 million in savings accounts, $17.3 million in money market accounts, $31.7 million in interest-bearing NOW accounts, and $86.1 million of certificates of deposits. Deposits increased $186.2 million, or 15.1%, to $1.422 billion at March 31, 2011, from $1.235 billion at December 31, 2010. Noninterest-bearing demand deposits increased $28.8 million, or 25.6% to $141.3 million at March 31, 2011, from $112.5 million at December 31, 2010. Savings accounts increased $45.0 million, or 45.5% to $143.9 million at March 31, 2011, from $98.9 million at December 31, 2010. Money market accounts increased $15.3 million, or 4.5% to $356.4 million at March 31, 2011, from $341.0 million at December 31, 2010. Interest-bearing NOW accounts increased $25.7 million, or 8.5% to $328.5 million at March 31, 2011, from $302.8 million at December 31, 2010. Certificates of deposit increased $71.5 million, or 18.8%, to $451.5 million at March 31, 2011, from $380.1 million at December 31, 2010. Total core deposits (savings, money market, noninterest-bearing demand and interest-bearing NOW accounts) decreased as a percentage of total deposits, representing 68.2% of total deposits at March 31, 2011, compared to 69.2% of total deposits at December 31, 2010.

Borrowings decreased $8.3 million, or 34.8%, to $15.5 million at March 31, 2011, from $23.7 million at December 31, 2010, due to our reductions of outstanding FHLBC advances.

Total stockholders’ equity was $250.7 million at March 31, 2011, compared to $253.3 million at December 31, 2010. The decrease in total stockholders’ equity was primarily due to the combined impact of our $777,000 net loss, our declaration and payment of cash dividends totaling $1.5 million, and a $561,000 decrease in accumulated other comprehensive income during that period. The unallocated shares of common stock that our ESOP owns were reflected as a $13.9 million reduction to stockholders’ equity at March 31, 2011, compared to a $14.2 million reduction to stockholders’ equity at December 31, 2010.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

Net Income (Loss). We had a net loss of $777,000 for the three months ended March 31, 2011, compared to net income of $716,000 for the three months ended March 31, 2010, due in substantial part to transaction expenses that we recorded in connection with our multi-family loan purchase from Citibank and the acquisition of Downers Grove National Bank. Our loss per share of common stock for the three months ended March 31, 2011 was $0.04 per basic and fully diluted share, respectively, compared to earnings of $0.04 per basic and fully diluted share, respectively, for the three-month period ending March 31, 2010.

Net Interest Income. Net interest income increased by $136,000, or 1.0%, to $13.4 million for the three months ended March 31, 2011, from $13.2 million for the three months ended March 31, 2010. The increase reflected a $1.9 million decrease in interest expense, which was substantially offset by a $1.8 million decrease in interest income. Our net interest rate spread increased by 20 basis points to 3.68% for the three months ended March 31, 2011, from 3.48% for the same period in 2010. Our net interest margin increased by eight basis points to 3.81% for the three months ended March 31, 2011, from 3.73% for the same period in 2010.

Interest income decreased $1.8 million, or 10.5%, to $15.3 million for the three months ended March 31, 2011, from $17.1 million for the three months ended March 31, 2010. The decrease in interest income was primarily attributable to the impact of lower short term interest rates on the average yield on interest-earning assets, and a decrease in average interest-earning assets. The average yield on interest-earning assets declined 46 basis points to 4.38% for the three months ended March 31, 2011, compared to 4.84% for the same period in 2010. Total average interest-earning assets decreased $17.6 million, or 1.2%, to $1.420 billion for the three months ended March 31, 2011, from $1.437 billion for the same period in 2010. The decrease in average interest-earning assets was due in substantial part to a $76.1 million, or 6.4%, decrease in average loans receivable, partially offset by a net increase of $22.1 million, or 22.9%, in the average balance of securities, and a net increase of $36.2 million, or 27.8%, in the average balance of interest-bearing deposits.

Interest income from loans, the most significant portion of interest income, decreased $1.6 million, or 10.3%, to $14.4 million for the three months ended March 31, 2011, from $16.1 million for the same period in 2010. The decrease in interest income from loans resulted primarily from a 22 basis point decrease in the average yield on loans to 5.23% for the three months ended March 31, 2011, from 5.45% for the same period in 2010, and a decrease in average loans receivable to $1.118 billion for the three months ended March 31, 2011, from $1.194 billion for the same period in 2010.

Interest income from securities decreased by $186,000, or 18.5%, to $822,000 for the three months ended March 31, 2011, from $1.0 million for the same period in 2010. The decrease in interest income from securities was primarily due to a 142 basis point decrease in the average yield on securities to 2.80% for the three months ended March 31, 2011 from 4.22% for the same period in 2010. The decrease in the average yield of securities was partially offset by an increase of $22.1 million, or 22.9%, in the average outstanding balance of securities to $118.9 million for the three months ended March 31, 2011, from $96.8 million for the same period in 2010.

Interest income on interest-bearing deposits increased by $33,000, or 41.3%, to $113,000 for the three months ended March 31, 2011, from $80,000 for the same period in 2010. The increase in interest income from interest-bearing deposits was primarily due to an increase of $36.2 million, or 27.8%, in the average outstanding balance of interest-bearing deposits to $166.8 million for the three months ended March 31, 2011, from $130.5 million for the same period in 2010 and a two basis point increase in the average yield on interest-bearing deposits to 0.27% for the three months ended March 31, 2011 from 0.25% for the same period in 2010.

The FHLBC paid a dividend of $3,000 on its common stock in the first quarter of 2011, but did not pay a dividend in the first quarter of 2010.

Interest expense decreased $1.9 million, or 49.2%, to $2.0 million for the three months ended March 31, 2011, from $3.9 million for the three months ended March 31, 2010. The decrease in interest expense was due to a decrease in the weighted average interest rates that we paid on deposit accounts and on borrowings, as well as a decrease in the balance of our average interest-bearing liabilities. The cost of our average interest-bearing liabilities decreased by 66 basis points to 0.70% for the three months ended March 31, 2011, from 1.36% for the same period in 2010. Our average interest-bearing liabilities decreased $15.0 million, to $1.158 billion for the three months ended March 31, 2011, from $1.173 billion for the same period in 2010.

Interest expense on deposits decreased $1.7 million, or 47.6%, to $1.9 million for the three months ended March 31, 2011, from $3.6 million for the three months ended March 31, 2010. The decrease in interest expense on deposits reflected a 63 basis point decrease in the average rate paid on interest-bearing deposits to 0.68% for the three months ended March 31, 2011, from 1.31% for same period in 2010. The decrease in the average rate paid on interest-bearing deposits was partially offset by a $17.3 million, or 1.5%, increase in average interest-bearing deposits to $1.140 billion for the three months ended March 31, 2011, from $1.122 billion for the same period in 2010.

Interest expense on money market accounts decreased $536,000, or 54.9%, to $440,000 for the three months ended March 31, 2011, from $976,000 for the three months ended March 31, 2010. The decrease in interest expense on money market accounts reflected a 68 basis point decrease in the interest rate paid on these deposits to 0.52% for the three months ended March 31, 2011, from 1.20% for the same period in 2010, partially offset by a $13.7 million, or 4.2%, increase in the average balance of money market accounts to $343.1 million for the three months ended March 31, 2011, from $329.4 million for the same period in 2010.

Interest expense on interest-bearing NOW account deposits decreased $312,000, or 67.1%, to $153,000 for the three months ended March 31, 2011, from $465,000 for the three months ended March 31, 2010. The decrease in interest expense on interest-bearing NOW accounts reflected a 45 basis point decrease in the interest rates paid on interest-bearing NOW account deposits to 0.20% for the three months ended March 31, 2011, from 0.65% for the same period in 2010, partially offset by a increase of $11.1 million, or 3.8%, in the average balance of interest-bearing NOW account deposits to $303.5 million for the three months ended March 31, 2011, from $292.4 million for the same period in 2010.

Interest expense on certificates of deposit decreased $826,000, or 40.0%, to $1.2 million for the three months ended March 31, 2011, from $2.1 million for the three months ended March 31, 2010. The decrease in interest expense on certificates of deposit was due to a decrease of $17.8 million, or 4.4%, in the average balance of certificates of deposit to $385.5 million for the three months ended March 31, 2011, from $403.2 million for the same period in 2010, and a 77 basis point decrease in the interest rates paid on certificates of deposit to 1.31% for the three months ended March 31, 2011, from 2.08% for the same period in 2010.

Interest expense on borrowings decreased $204,000, or 68.0%, to $96,000 for the three months ended March 31, 2011, from $300,000 for the same period in 2010. The decrease in interest expense on borrowings was due to a $32.3 million, or 64.3%, decrease of our average borrowings to $17.9 million for the three months ended March 31, 2011, from $50.2 million for the same period in 2010, and a 25 basis point decrease in interest rates paid on borrowings to 2.17% for the three months ended March 31, 2011, from 2.42% for the same period in 2010.

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

	For the three months ended March 31,
	2011			2010
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)

Interest-earning Assets:
Loans	$1,118,256	$14,410	5.23%	$1,194,313	$16,057	5.45%
Securities	118,913	822	2.80	96,778	1,008	4.22
Stock in FHLB	15,711	3	0.08	15,598	-	-
Other	166,793	113	0.27	130,547	80	0.25

Total interest-earning assets	1,419,673	15,348	4.38	1,437,236	17,145	4.84

Noninterest-earning assets	118,053			121,985

Total assets	$1,537,726			$1,559,221

Interest-bearing Liabilities:
Savings deposits	$107,660	66	0.25	$97,438	121	0.50
Money market accounts	343,119	440	0.52	329,411	976	1.20

Interest-bearing NOW accounts	303,459	153	0.20	292,373	465	0.65
Certificates of deposit	385,458	1,241	1.31	403,212	2,067	2.08

Total deposits	1,139,696	1,900	0.68	1,122,434	3,629	1.31
Borrowings	17,919	96	2.17	50,178	300	2.42

Total interest-bearing liabilities	1,157,615	1,996	0.70	1,172,612	3,929	1.36

Noninterest-bearing deposits	108,087			101,843
Noninterest-bearing liabilities	18,604			20,027

Total liabilities	1,284,306			1,294,482
Equity	253,420			264,739

Total liabilities and equity	$1,537,726			$1,559,221

Net interest income		$13,352			$13,216

Net interest rate spread (2)			3.68%			3.48%
Net interest-earning assets (3)	$262,058			$264,624

Net interest margin (4)			3.81%			3.73%
Ratio of interest-earning assets to interest-bearing liabilities	122.64%			122.57%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations to maintain the allowance for loan losses at a level we consider necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonaccrual and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $2.4 million for the three months ended March 31, 2011, compared to a provision for loan losses of $851,000 for the three months ended March 31, 2010. The provision for loan losses reflects an increase of the general portion of the allowance of $324,000 due primarily to an increase in the historical loss ratio on non-owner-occupied one to family loans; national and local economic factors and other historical loss ratios were stable. The increase in this component of the historical loss ratios resulted from a $1.2 million charge-off recognized in connection with a TDR conducted in first quarter 2011 (see “Troubled Debt Restructurings” below). The provision for loan losses also reflects a $54,000 decrease in the amount of specific allowances allocated to impaired loans and $2.1 million in charge-offs. The decrease in specific valuation allowances resulted primarily from the transfer of certain loan collateral to OREO and the net changes from updated collateral valuations and from the changes in the inventory of impaired loans. Of the $2.1 million in charge-offs, $1.2 million related to the above-mentioned TDR and the remainder reflected the confirmation of amounts uncollectible from any available sources of repayment.

Nonperforming Loans and Assets

The Company reviews loans on a regular basis, and generally places loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At March 31, 2011, we had three loans totaling $789,000 in this category.

We typically obtain new third-party appraisals or collateral valuations when we place a loan on nonaccrual status, conduct impairment testing or conduct a TDR unless the existing valuation information for the collateral is sufficiently current to comply with the requirements of our Appraisal and Collateral Valuation Policy (“ACV Policy”). We also obtain new third-party appraisals or collateral valuations when the judicial foreclosure process concludes with respect to real estate collateral, and when we otherwise acquire actual or constructive title to real estate collateral. In addition to third-party appraisals, we use updated valuation information based on Multiple Listing Service data, broker opinions of value, actual sales prices of similar assets sold by us and approved sales prices in response to offers to purchase similar assets owned by us to provide interim valuation information for financial statement and management purposes. Our ACV Policy establishes the maximum useful life of a real estate appraisal at 18 months. Because appraisals and updated valuations utilize historical or “ask-side” data in reaching valuation conclusions, the appraised or updated valuation may or may not reflect the actual sales price that we will receive at the time of sale.

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

As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income-producing real estate, investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as-is”, “as-stabilized” or “as-improved” basis is most likely to produce the highest net realizable value. If we determine that the “as-stabilized” or “as-improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of March 31, 2011, substantially all impaired real estate loan collateral and OREO are valued on an “as-is basis.”

Estimates of the net realizable value of real estate collateral also include a deduction for the expected costs to sell the collateral or such other deductions from the cash flows resulting from the operation and liquidation of the asset as are appropriate. For most real estate collateral subject to the judicial foreclosure process, we apply a 10.0% deduction to the value of the asset to determine the expected costs to sell the asset. This estimate includes one year of real estate taxes, sales commissions and miscellaneous repair and closing costs. If we receive a purchase offer that requires unbudgeted repairs, or if the expected resolution period for the asset exceeds one year, we then include, on a case-by-case basis, the costs of the additional real estate taxes and repairs and any other material holding costs in the expected costs to sell the collateral. For OREO, we apply a 5.0% deduction to determine the expected costs to sell, as expenses for real estate taxes and repairs are expensed when incurred.

Nonperforming Assets Summary

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets, excluding purchased impaired loans, at the dates indicated.

	March 31, 2011	December 31, 2010	Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate loans	$6,366	$5,748	$618
One-to-four family residential real estate loans – non owner occupied	4,283	4,311	(28)
Multi-family mortgage loans	8,758	8,823	(65)
Wholesale commercial lending	4,405	4,405	-
Nonresidential real estate loans	12,830	12,428	402
Construction loans	3,274	3,274	-
Land loans	2,057	2,865	(808)
Commercial loans – secured	3,511	3,511	-
Commercial loans – unsecured	158	158	-
Commercial loans – other	96	97	(1)
Non-rated commercial leases	72	72	-
Consumer loans	-	3	(3)

Nonaccrual loans:	45,810	45,695	115

Other real estate owned and in process
One-to-four family residential real estate	3,053	3,015	38
Multi-family mortgage	2,794	2,486	308
Nonresidential real estate loans	7,150	7,376	(226)
Land	2,174	1,745	429

Other real estate owned and in process – excluding purchased OREO	15,171	14,622	549

Purchased other real estate owned and in process	7,542	-	7,542

Other real estate owned and in process	22,713	14,622	8,091

Nonperforming assets	$68,523	$60,317	$8,206

Loans on Nonaccrual Status

At March 31, 2011, nonaccrual loans increased slightly on a net basis due to the placement of an $800,000 single-tenant non-residential real estate loan on non-accrual status due to the tenant’s sudden closure of its business, offset by a number of resolved loans and transfers of loans to OREO status. For the three months ended March 31, 2011, no accrued interest on nonaccrual loans had been recognized.

At March 31, 2011, 108 borrower relationships, or an average of $383,000 per borrower relationship comprises the Company’s nonperforming loans. Therefore, there are no specific concentrations of credit risk such that a majority of loans involves only a few borrower relationships. Our three largest nonperforming borrower relationships represent approximately 32% of total nonperforming loans. These loans are briefly described as follows:

• We have a $5.8 million nonperforming loan that is secured by a retail shopping center located in our primary Chicago metropolitan market. As of March 31, 2011, this loan was on nonaccrual status and had a $787,000 specific valuation allowance that was based on an updated “as improved” third party appraisal. The shopping center is 92% occupied by businesses that are affiliated with investors in the entity that owns the shopping center. The loan is further secured by additional collateral pledged by the investors, and is supported by the personal guarantees of the investors. The business operations of the existing tenants of the shopping center, together with the supplementary personal resources of the guarantors, were not sufficient to comply with the planned payment schedule of principal and interest. Accordingly, pursuant to applicable regulatory guidance, future renewals of the loan will remain classified as a TDR, and the loan will remain on nonaccrual status until the borrower’s business operations demonstrate the capability to sustain at least six months of debt service on a fully amortizing basis.

• We have a $4.4 million nonperforming loan that is secured by a 242-unit multi-family residential building located outside of our primary Chicago metropolitan area market. This loan is included in the Wholesale Commercial Lending loan class for allowance purposes. As of March 31, 2011, this loan was on nonaccrual status and had a $1.5 million specific valuation allowance that was based on an updated “as improved” third-party appraisal.

• We have a $4.4 million credit exposure to a single borrower that is secured by a completed single-family residence that the borrower constructed for the purposes of sale, a parcel of vacant land, and the borrower’s personal residence. All of the real estate collateral is located in our primary Chicago metropolitan market. As of March 31, 2011, the loans were on nonaccrual status and had a $1.2 million specific valuation allowance based on updated “as is” third-party appraisals. We expect to receive title to the collateral in second quarter 2011 and immediately market the collateral for sale.

Other Real Estate Owned and In Process

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

	000000	000000	000000	000000	000000	000000
	Balance at December 31, 2010	Additions	Acquired other real estate owned	Write- downs	Sale	Balance at March 31, 2011
	(Dollars in thousands)
Other real estate owned or in process:

One-to-four family residential	$3,015	$112	$157	$(74)	$-	$3,210
Multi-family mortgage	2,486	856	-	(105)	(443)	2,794
Nonresidential real estate	7,376	302	1,967	-	(528)	9,117
Land	1,745	429	5,418	-	-	7,592

Total other real estate owned and in process	$14,622	$1,699	$7,542	$(179)	$(971)	$22,713

Of the total increase in Other Real Estate Owned and in process of $8.1 million, $7.5 million is attributable to our acquisition of Downers Grove National Bank.

As discussed above, the appraised value of real estate assets may or may not reflect the actual sales price that will be received upon disposition. We market real estate for sale based on an estimate of its net realizable value. Depending on the levels of market interest received during the initial period of market exposure, we may reduce the offering price in subsequent periods; if we do so, the new offering price becomes the new net realizable value We may also accept an offer to purchase a given real estate asset at a price below the net realizable value if there has been limited interest at the original offering price and we conclude that further market exposure time (even at a price lower than the current offering price but higher than the proposed actual sales price) will not produce materially better results given the holding costs and management risks incurred over time.

Troubled Debt Restructurings

The following table sets forth the troubled debt restructurings by loan category:

	March 31, 2011	December 31, 2010
	(dollars in thousands)

One-to-four family residential real estate – non-owner occupied	$4,200	$-
Multi-family mortgage	1,667	1,675
Nonresidential real estate	1,693	1,699

Troubled debt restructured loans – accrual loans	7,560	3,374

Multi-family mortgage	11	13
Nonresidential real estate	3,137	3,137

Troubled debt restructured loans – nonaccrual loans	3,148	3,150

Total troubled debt restructured loans	$10,708	$6,524

TDR loans increased $4.2 million during the first quarter of 2011. Total loans classified as TDRs were 0.80% of total loans at March 31, 2011 and 0.61% of the total loans at December 31, 2010.

We began the execution of a TDR of $4.2 million in loans to several family-related borrowers with a total credit exposure of $5.7 million secured by non-owner occupied one-to-four family rental properties located in our primary Chicago metropolitan market. A partnership owned by the individual borrowers filed a Chapter 11 bankruptcy proceeding in early second quarter 2011. The restructuring involves a division of assets between the individual borrowers and a segregation of the new total loan amount due into a conforming “A” fully amortizing note for $3.4 million and a “B” fully amortizing note for $800,000. The borrowers are expected to remain current on the restructured loans. In accordance with impairment testing conducted on the entire credit exposure in connection with the TDR classification, the Company elected to charge off $1.2 million of the $5.7 million total exposure based on current appraisals of the underlying collateral on the entire credit relationship and confirmation of uncollectibility from all available repayment sources.

Of the $10.7 million in loans that were classified as TDRs at March 31, 2011, 71% were on accrual status and continued to perform according to the terms of the applicable loan agreements. Of the $6.5 million in loans that were classified as TDRs at December 31, 2010, $3.4 million, or 52%, remained on accrual status as of that date.

The following table summarizes noninterest income for three-month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Change
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$612	$773	$(161)
Other fee income	382	434	(52)
Insurance commissions and annuities income	169	135	34
Gain on sale of loans, net	19	47	(28)
Loss on disposition of premises and equipment, net	(10)	-	(10)
Loan servicing fees	132	170	(38)
Amortization and impairment of servicing assets	(54)	(243)	189
Earnings on bank owned life insurance	158	79	79
Other	163	60	103

Total noninterest income	$1,571	$1,455	$116

Noninterest Income. Noninterest income increased $116,000, or 8.0%, to $1.6 million for the three months ended March 31, 2011, from $1.5 million for the same period in 2010. Deposit service charges and fees decreased $161,000, or 20.8%, to $612,000 for the three months ended March 31, 2011, from $773,000 for the same period in 2010. Other fee income decreased $52,000, or 12.0%, to $382,000 for the three months ended March 31, 2011, compared to $434,000 for the same period in 2010. Income from insurance commissions and annuities increased $34,000, or 25.2%, to $169,000 for the three months ended March 31, 2011, from $135,000 for the same period in 2010. Gains on sales of loans decreased by $28,000 to $19,000 for the three months ended March 31, 2011, from $47,000 for the same period in 2010, due to a decrease in the volume of loan sales. Loan servicing income decreased $38,000, or 22.4%, to $132,000 for the three months ended March 31, 2011, from $170,000 for the same period in 2010. In the first quarter 2010 we recorded an additional reserve on our mortgage servicing rights portfolio of $176,000 due to accelerating prepayment speeds during the quarter, compared to no reserve for the same period in 2011. Earnings on Bank-owned life insurance were $158,000 for the three months ended March 31, 2011, compared to $79,000 for the same period in 2010. Other income increased $103,000 to $163,000 for the three months ended March 31, 2011, from $60,000 for the same period in 2010, due primarily due to $62,000 in additional trust department income resulting from the acquisition of Downers Grove National Bank on March 18, 2011.

The following table summarizes noninterest expense for the three-month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Change
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$6,600	$7,211	$(611)
Office occupancy and equipment	1,868	1,801	67
Advertising and public relations	237	216	21
Information technology	948	921	27
Supplies, telephone and postage	375	361	14
Amortization of intangibles	382	405	(23)
Nonperforming asset management	455	268	187
Gain on sale of other real estate owned	(52)	-	(52)
Operations of other real estate owned	505	134	371
FDIC insurance premiums	567	555	12
Acquisition expenses	1,531	-	1,531
Other	839	806	33

Total noninterest expense	$14,255	$12,678	$1,577

Noninterest Expense. Noninterest expense was $14.3 million for the three months ended March 31, 2011, compared to $12.7 million for the three months ended March 31, 2010, an increase of $1.6 million, or 12.4%. Compensation and benefits expense decreased $611,000, or 8.5%, to $6.6 million, from $7.2 million for the same period in 2010. This decrease reflected $534,000 decrease in stock-based compensation expense, as the majority of stock awards fully vested in December 2010. Office occupancy and equipment expense increased $67,000, or 3.7%, to $1.9 million, compared to $1.8 million for the same period in 2010.

Net expense from nonperforming asset management was $455,000 for the three months ended March 31, 2011, compared to $268,000 for the same period in 2010. Net expense from nonperforming asset management included $301,000 for real estate taxes for the three months ended March 31, 2011, compared to no expenses for real estate taxes for the same period in 2010. The loss from sales of other real estate owned was $52,000 for the three months ended March 31, 2011, compared to no loss from sales of other real estate owned for the same period in 2010. Net expense from operations of other real estate owned was $505,000 for the three months ended March 31, 2011, compared to $134,000 for the same period in 2010. Net expense from operations of other real estate owned included $261,000 for legal, insurance and receiver fee expenses for the three months ended March 31, 2011 compared to $23,000 for the same period in 2010. Net expense from operations of other real estate owned for the current quarter also included $179,000 in write-downs or losses on other real estate owned, compared to $55,000 for the same period in 2010.

Acquisition expense recorded in the first quarter 2011 included $1.3 million in expenses relating to the acquisition of Downers Grove National Bank, including $432,000 in data processing contracts and operational expenses, $678,000 that was recorded for contract and severance payments. Also recorded in the first quarter 2011 was $278,000 of expenses relating to the multi-family loan purchase from Citibank.

Income Tax Expense (Benefit). We recorded an income tax benefit of $979,000 for the three months ended March 31, 2011, compared to an income tax expense of $426,000 for the same period in 2010. The effective tax rate for the three months ended March 31, 2011 was 55.7% compared to 37.3% in 2010. Effective 1, 2011, the Illinois corporate income tax rate increased from 7.3% to 9.5%. As a result of this change, we recorded an additional tax benefit of $227,000 for the three months ended March 31, 2011 related to the write-up of state deferred tax assets.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the FHLBC, which provides an additional source of short-term and long-term funding. Outstanding borrowings from the FHLBC were $9.0 million at March 31, 2011, at a weighted average interest rate of 3.29%. A total of $6.0 million of these borrowings will mature in less than one year. Outstanding FHLBC borrowings were $16.0 million at December 31, 2010.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $14.6 million in cash and cash equivalents as of March 31, 2011 and cash dividends from our subsidiary, the Bank.

As of March 31, 2011, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2011, we had no other material commitments for capital expenditures.

Capital Resources. Total stockholders’ equity was $250.7 million at March 31, 2011, compared to $253.3 million at December 31, 2010. The decrease in total stockholders’ equity was primarily due to the combined impact of our $777,000 net loss, our declaration and payment of cash dividends totaling $1.5 million, and a $561,000 decrease in accumulated other comprehensive income during that period. The unallocated shares of common stock that our ESOP owns were reflected as a $13.9 million reduction to stockholders’ equity at March 31, 2011, compared to a $14.2 million reduction to stockholders’ equity at December 31, 2010.

As of March 31, 2011, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that have been authorized for repurchase by the Company’s Board of Directors. As previously disclosed, the authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization will be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The authorization may be suspended, terminated or modified at any time prior to November 15, 2011 for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed relevant. These factors will also affect the timing and amount of share repurchases. For additional information, see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. (c) Repurchases of Our Equity Securities.”

At March 31, 2011 and December 31, 2010, the actual regulatory capital ratios and minimum required regulatory ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions

March 31, 2011
Total capital (to risk-weighted assets)	14.63%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	13.65	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	11.05	4.00	5.00

December 31, 2010
Total capital (to risk-weighted assets)	18.38%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	17.20	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.48	4.00	5.00

As of March 31, 2011 and December 31, 2010, the Office of Thrift Supervision (“OTS”) categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s category.

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

Quantitative Analysis. The following table sets forth, as of March 31, 2011, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the US Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates	Estimated Increase in NPV		Decrease in Estimated Net Interest Income
(basis points)	Amount	Percent	Amount	Percent
	(dollars in thousands)		(dollars in thousands)
+400	$13,142	5.57%	$(4,100)	(6.37)%
+300	11,507	4.88	(2,735)	(4.25)
+200	9,818	4.16	(1,514)	(2.35)
+100	5,503	2.33	(711)	(1.11)
0	–	–	–	–

The Company has opted not to include an estimate for a decrease in rates at March 31, 2011 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at March 31, 2011, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 4.16% increase in NPV and a $1.5 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) Unregistered Sale of Equity Securities. Not applicable.

(b) Use of Proceeds. Not applicable

(c) Repurchases of Equity Securities.

Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. In accordance with this authorization, we had repurchased 4,239,134 shares of our common stock as of March 31, 2011. There were no share repurchases conducted in the first quarter of 2011. The current share repurchase authorization will expire on November 15, 2011, unless extended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

Date: May 10, 2011
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