Form 10-Q
period 2011-06-30
BankFinancial CORP
filed 2011-08-04
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. 21,072,966 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of August 2, 2011.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

ITEM 1.  FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from other financial institutions	$14,049	$18,097
Interest-bearing deposits in other financial institutions	100,433	202,713

Cash and cash equivalents	114,482	220,810
Securities, at fair value	95,546	120,747
Loans held-for-sale	-	2,716
Loans receivable, net of allowance for loan losses: June 30, 2011, $22,963 and December 31, 2010, $22,180	1,291,399	1,050,766
Other real estate owned and other real estate owned in process	27,032	14,622
Stock in Federal Home Loan Bank, at cost	16,346	15,598
Premises and equipment, net	38,745	32,495
Accrued interest receivable	5,929	5,390
Goodwill	22,566	22,566
Core deposit intangible	4,508	2,700
Bank owned life insurance	20,901	20,581
FDIC prepaid expense	5,003	4,845
Income tax receivable	1,862	1,749
Deferred taxes, net	13,232	9,333
Other assets	5,337	5,737

Total assets	$1,662,888	$1,530,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	1,378,331	1,235,377
Borrowings	12,595	23,749
Advance payments by borrowers taxes and insurance	10,284	7,325
Accrued interest payable and other liabilities	11,300	10,919

Total liabilities	1,412,510	1,277,370

Commitments and contingent liabilities

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	–	–
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,072,966 shares issued at June 30, 2011 and December 31, 2010	211	211
Additional paid-in capital	194,144	194,186
Retained earnings	68,577	71,278
Unearned Employee Stock Ownership Plan shares	(13,705)	(14,190)
Accumulated other comprehensive income	1,151	1,800

Total stockholders’ equity	250,378	253,285

Total liabilities and stockholders’ equity	$1,662,888	$1,530,655

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$18,155	$15,419	$32,565	$31,476
Securities	768	910	1,590	1,918
Other	77	122	193	202

Total interest income	19,000	16,451	34,348	33,596

Interest expense
Deposits	1,849	3,434	3,749	7,063
Borrowings	61	243	157	543

Total interest expense	1,910	3,677	3,906	7,606

Net interest income	17,090	12,774	30,442	25,990
Provision for loan losses	3,175	2,665	5,599	3,516

Net interest income after provision for loan losses	13,915	10,109	24,843	22,474

Noninterest income
Deposit service charges and fees	691	792	1,303	1,565
Other fee income	413	500	795	934
Insurance commissions and annuities income	155	179	324	314
Gain on sale of loans, net	39	68	58	115
Gain on sale of securities, net	-	31	-	31
Loss on disposition of premises and equipment, net	(10)	(17)	(20)	(17)
Loan servicing fees	137	154	269	324
Amortization and impairment of servicing assets	(51)	(78)	(105)	(321)
Earnings on bank owned life insurance	162	92	320	171
Trust income	216	12	292	24
Other	127	79	214	127

Total noninterest income	1,879	1,812	3,450	3,267

Noninterest expense
Compensation and benefits	7,120	6,552	13,720	13,763
Office occupancy and equipment	1,736	1,609	3,604	3,410
Advertising and public relations	260	303	497	519
Information technology	1,091	961	2,039	1,882
Supplies, telephone, and postage	439	406	814	767
Amortization of intangibles	470	399	852	804
Nonperforming asset management	1,279	355	1,734	622
Loss (gain) on sale of other real estate owned	(57)	107	(109)	107
Operations of other real estate owned	912	393	1,417	527
FDIC insurance premiums	186	532	753	1,087
Acquisition expenses	240	-	1,771	-
Other	947	753	1,786	1,560

Total noninterest expense	14,623	12,370	28,878	25,048

Income (loss) before income taxes	1,171	(449)	(585)	693
Income tax expense (benefit)	145	(161)	(834)	265

Net Income (loss)	$1,026	$(288)	$249	$428

Basic income (loss) per common share	$0.05	$(0.01)	$0.01	$0.02

Diluted income (loss) per common share	$0.05	$(0.01)	$0.01	$0.02

Weighted average common shares outstanding	19,713,952	19,737,315	19,701,904	19,778,294
Diluted weighted average common shares outstanding	19,715,480	19,737,315	19,703,600	19,791,890

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data) - (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen- sive Income (Loss)	Total	Compre- hensive Income (Loss)

Balance at January 1, 2010	$214	$195,177	$81,531	$(15,169)	$1,850	$263,603
Comprehensive income:
Net income	-	-	428	-	-	428	$428
Change in other comprehensive income, net of tax effects	-	-	-	-	14	14	14

Total comprehensive income							$442

Purchase and retirement of common stock (356,411 shares)	(3)	(3,121)	-	-	-	(3,124)
Nonvested stock awards-Stock-based compensation expense	-	1,071	-	-	-	1,071
Cash dividends declared on common stock ($0.14 per share)	-	-	(2,998)	-	-	(2,998)
ESOP shares earned	-	(82)	-	485	-	403

Balance at June 30, 2010	$211	$193,045	$78,961	$(14,684)	$1,864	$259,397

Balance at January 1, 2011	$211	$194,186	$71,278	$(14,190)	$1,800	$253,285
Comprehensive income:
Net income	-	-	249	-	-	249	$249
Change in other comprehensive income, net of tax effects	-	-	-	-	(649)	(649)	(649)

Total comprehensive loss							$(400)

Nonvested stock awards-Stock-based compensation expense	-	32	-	-	-	32
Cash dividends declared on common stock ($0.14 per share)	-	-	(2,950)	-	-	(2,950)
ESOP shares earned	-	(74)	-	485	-	411

Balance at June 30, 2011	$211	$194,144	$68,577	$(13,705)	$1,151	$250,378

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Six months ended June 30, 2011 and 2010

(In thousands) - (Unaudited)

	2011	2010
Cash flows from operating activities
Net income	$249	$428
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	5,599	3,516
ESOP shares earned	411	403
Stock-based compensation expense	32	1,071
Depreciation and amortization	2,216	2,237
Amortization of premiums and discounts on securities and loans	(1,123)	(1)
Amortization of core deposit intangible	852	800
Amortization and impairment of servicing assets	105	321
Net change in net deferred loan origination costs	340	181
Net loss (gain) on sale of other real estate owned	(109)	108
Net gain on sale of loans	(58)	(115)
Net gain on sale of securities	-	(31)
Net loss disposition of premises and equipment	20	17
Loans originated for sale	(4,880)	(5,854)
Proceeds from sale of loans	7,654	5,757
Net change in:
Deferred income tax	(839)	(183)
Accrued interest receivable	(184)	263
Earnings on bank owned life insurance	(320)	(171)
Other assets	1,421	(581)
Accrued interest payable and other liabilities	(462)	(1,406)

Net cash from operating activities	10,924	6,760

Cash flows from investing activities
Securities
Proceeds from maturities	11,802	31
Proceeds from principal repayments	22,616	680
Proceeds from sales of securities	9,677	-
Purchases of securities	(9,786)	16,785
Loans receivable
Principal payments on loans receivable	339,813	356,273
Purchases of loans	(151,354)	(798)
Originated for investment	(322,517)	(267,744)
Proceeds of redemption of Federal Reserve Bank stock	155	-
Proceeds from sale of other real estate owned	2,300	1,496
Purchases of premises and equipment, net	(413)	(563)
Cash acquired in acquisition	61,619	-

Net cash from (used) investing activities	(36,088)	106,160

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Six months ended June 30, 2011 and 2010

(In thousands) - (Unaudited)

	2011	2010
Cash flows from financing activities
Net change in deposits	(69,985)	19,864
Net change in borrowings	(11,154)	(15,218)
Net change in advance payments by borrowers for taxes and insurance	2,925	(358)
Repurchase and retirement of common stock	–	(3,124)
Cash dividends paid on common stock	(2,950)	(2,998)

Net cash from financing activities	(81,164)	(1,834)

Net change in cash and cash equivalents	(106,328)	111,086

Beginning cash and cash equivalents	220,810	108,198

Ending cash and cash equivalents	$114,482	$219,284

Supplemental disclosures of cash flow information:
Interest paid	$3,758	$7,848
Income taxes paid	3	300
Income taxes refunded	–	2,529
Loans transferred to real estate owned	7,869	5,218

Supplemental disclosures of noncash investing activities - Acquisition:
Noncash assets acquired:
Securities	$10,177	$-
Loans receivable	119,239	-
Other real estate owned	7,210	-
Stock in Federal Home Loan Bank and Federal Reserve Bank	903	-
Premises and equipment, net	7,401	-
Accrued interest receivable	355	-
Core deposit intangible	2,660	-
FDIC prepaid expense	774	-
Income tax receivable	774	-
Deferred taxes, net	2,662	-
Other assets	42	-

Total noncash items acquired	152,197	-

Liabilities assumed:
Deposits	212,939	-
Advance payments by borrowers taxes and insurance	34	-
Accrued interest payable and other liabilities	843	-

Total liabilities assumed	213,816	-

Cash and cash equivalents acquired	$61,619	$-

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 1 – Condensed Summary of Significant Accounting Policies

Basis of Presentation:    BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), is the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”). As used in this Quarterly Report on Form 10-Q, the words “Company,” “we” and “our” are intended to refer to the Company, the Bank, and the Bank’s subsidiaries, with respect to information presented for the three- and six-month periods ended June 30, 2011 and other periods referenced herein.

Principles of Consolidation:    The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three- and six-month periods ended June 30, 2011, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2011.

Certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Nature of Business:    The Company’s revenues, operating income, and assets are primarily from the banking industry. All of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment for financial reporting purposes. A significant majority of our loan customers are located in the greater Chicago metropolitan area; commercial lessees are located throughout the United States. The loan portfolio is concentrated in loans that are primarily secured by diversified types of real estate collateral.

Use of Estimates:    To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, mortgage servicing rights, deferred tax assets, goodwill, other intangible assets, stock-based compensation, impairment of securities and fair value of financial instruments are particularly subject to change.

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

Securities:    Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Securities classified as available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are based on the amortized cost of the security sold. Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In determining if losses are other-than-temporary, management considers: (1) the length of time and extent that fair value has been less than cost or adjusted cost, as applicable, (2) the financial condition and near term prospects of the issuer, and (3) whether the Company has the intent to sell the debt security or it is more likely than not that the Company will be required to sell the debt security before the anticipated recovery.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 1 – Condensed Summary of Significant Accounting Policies (continued)

Federal Home Loan Bank Stock:    The Bank is a member of the Federal Home Loan Bank system. Members are required to own a certain amount of stock based on their level of borrowings and other factors, and may invest in additional amounts. Federal Home Loan Bank of Chicago (“FHLBC”) stock is carried at cost and classified as a restricted security. Accounting guidance for FHLBC stock provides that, for impairment testing purposes, the value of long term investments such as our FHLBC common stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. Both cash and stock dividends are reported as income.

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

Allowance for Loan Losses:    The Company establishes provisions for loan losses, which are charged to the Company’s results of operations to maintain the allowance for loan losses to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, the Company considers past and current loss experience, trends in nonaccrual loans, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from the estimates as more information becomes available or events change.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 1 – Condensed Summary of Significant Accounting Policies (continued)

The Company provides for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors that, in our judgment, deserve current recognition in estimating probable incurred credit losses. The Company reviews the loan portfolio on an ongoing basis and makes provisions for loan losses on a quarterly basis to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists of two components:

•

specific allowances established for any impaired residential owner or non-owner occupied mortgage, multi-family mortgage, nonresidential real estate, construction and land, commercial, and commercial lease loans for which the recorded investment in the loan exceeds the measured value of the loan; and

•

general allowances for loan losses for each loan class based on historical loan loss experience; and adjustments to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable incurred credit losses for each loan class. If the remaining unamortized discount related to a specific pool of purchased performing loans exceeds the estimated credit losses associated with these loans, no general valuation allowance is recorded against the loans.

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

The following summarizes the applicable factors evaluated with respect to the general allowance for loan losses for each loan class:

One-to-Four Family Residential Mortgage Loans.    The U.S. Index of Leading Economic Indicators is the national economic factor utilized for residential loans; however, because the Company deems local economic factors more relevant to this loan class, the national economic factor accounts for only a 10% weighting. A composite index of the Chicago Purchasing Managers index and the regional unemployment rate comprises the local economic factor and is assigned a 20% weighting, except for non-owner-occupied loans which are assigned a 50% weighting due to their greater reliance on low-income family tenancies. The Company’s historical loss ratio for residential loans is computed using a rolling twelve-quarter average and is assigned a 70% weighting, except for non-owner-occupied loans which are assigned a 40% weighting.

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

Wholesale Commercial Loans.    This loan class presently consists of multi-family loans originated outside of the Chicago metropolitan area; however, the collateral for some loans may be located in an area contiguous to the Chicago metropolitan area. The U.S. Index of Leading Economic Indicators is the national economic factor utilized for wholesale commercial loans. Because the Company deems national economic factors more relevant to this class, the national economic factor accounts for a 50% weighting. A composite index of the Chicago Purchasing Managers index and the regional unemployment rate comprises the local economic factor and is only assigned a

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 1 – Condensed Summary of Significant Accounting Policies (continued)

10% weighting given the predominant geographic distribution of this loan class outside the Chicago metropolitan area. Because the loans in this class are also among the least seasoned in the Company’s overall loan portfolio, the Company’s historical loss ratio for this class of loans is computed using a rolling twelve-quarter average and is assigned a 40% weighting.

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

Commercial Leases.    This loan class consists of commercial leases originated outside of the Chicago metropolitan area. The U.S. Index of Leading Economic Indicators is the national economic factor utilized for national commercial leases. Because the Company deems national economic factors more relevant to this class, the national economic factor accounts for between 25% to 75% of the weighting, depending on the credit quality of the lessee; investment grade lessees merit a lower weighting due to their typically globally-based operations compared to a below-investment grade domestic lessee, for which the condition of the U.S. national economy has a considerably greater impact. The Company’s historical loss ratio for this class of loans is computed using a rolling twelve-quarter average and is assigned a weighting equal to the reciprocal of the national economic factor weighting assigned.

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

Reclassifications:    Certain reclassifications have been made in the prior year’s financial statements to conform to the current period’s presentation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and all amendments thereto, as supplemented by quarterly and other reports filed with the Securities and Exchange Commission.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income (loss) available to common shareholders	$1,026	$(288)	$249	$428

Average common shares outstanding	21,072,966	21,301,212	21,072,966	21,358,476
Less:
Unearned ESOP shares	(1,350,347)	(1,457,047)	(1,362,395)	(1,472,447)
Unvested restricted stock shares	(8,667)	(106,850)	(8,667)	(107,735)

Weighted average common shares outstanding	19,713,952	19,737,315	19,701,904	19,778,294

Basic earnings (loss) per common share	$0.05	$(0.01)	$0.01	$0.02

Weighted average common shares outstanding	19,713,952	19,737,315	19,701,904	19,778,294
Net effect of dilutive stock options and unvested restricted stock	1,528	–	1,696	13,596

Weighted average diluted common shares outstanding	19,715,480	19,737,315	19,703,600	19,791,890

Diluted earnings (loss) per common share	$0.05	$(0.01)	$0.01	$0.02

Number of anti-dilutive stock options excluded from the diluted earnings (loss) per share calculation	2,202,553	2,320,803	2,202,553	2,320,803
Weighted average exercise price of anti-dilutive stock options	$16.48	$16.51	$16.48	$16.51

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 3 – Securities

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2011
Certificates of deposit	$22,208	$-	$-	$22,208
Municipal securities	675	-	-	675
Equity mutual fund	500	13	-	513
Mortgage-backed securities - residential	36,997	1,247	(64)	38,180
Collateralized mortgage obligations - residential	33,257	683	(21)	33,919
SBA-guaranteed loan participation certificates	50	1	-	51

	$93,687	$1,944	$(85)	$95,546

December 31, 2010
Certificates of deposit	$27,766	$-	$-	$27,766
Municipal securities	675	34	-	709
Mortgage-backed securities - residential	41,034	1,427	(26)	42,435
Collateralized mortgage obligations - residential	48,262	1,477	(7)	49,732
SBA-guaranteed loan participation certificates	103	2	-	105

	$117,840	$2,940	$(33)	$120,747

Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the U.S. government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at June 30, 2011 and December 31, 2010.

The amortized cost and fair values of securities at June 30, 2011 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Amortized Cost	Fair Value
Within one year	$22,368	$22,368
One to five years	515	515

	22,883	22,883
Equity mutual fund	500	513
Mortgage-backed securities - residential	36,997	38,180
Collateralized mortgage obligations - residential	33,257	33,919
SBA-guaranteed loan participation certificates	50	51

Total	$93,687	$95,546

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 3 – Securities (continued)

Securities with unrealized losses at June 30, 2011 and December 31, 2010 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2011
Mortgage-backed securities – residential	$4,858	$64	$-	$-	$4,858	$64
Collateralized mortgage obligations – residential	2,943	21	-	-	2,943	21

Total	$7,801	$85	$-	$-	$7,801	$85

December 31, 2010
Mortgage-backed securities – residential	$7,546	$26	$-	$-	$7,546	$26
Collateralized mortgage obligations – residential	5,102	7	-	-	5,102	7

Total	$12,648	$33	$-	$-	$12,648	$33

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

Certain residential mortgage-backed securities and residential collateralized mortgage obligations that the Company holds in its investment portfolio remained in an unrealized loss position at June 30, 2011, but the declines in fair value were not considered significant under the Company’s impairment testing methodology.

Note 4 – Loans Receivable

Loans receivable are as follows:

	June 30,	December 31,
	2011	2010

One-to-four family residential real estate loans	$291,135	$256,300
Multi-family mortgage loans	447,162	296,916
Nonresidential real estate loans	328,100	281,987
Construction and land loans	24,339	18,398
Commercial loans	73,622	64,679
Commercial leases	145,858	151,107
Consumer loans	3,109	2,182

Total loans	1,313,325	1,071,569
Net deferred loan origination costs	1,037	1,377
Allowance for loan losses	(22,963)	(22,180)

Loans, net	$1,291,399	$1,050,766

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

Allowance for Losses on Loans and Leases

The following table presents the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method as of June 30, 2011:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total

One-to-four family residential real estate loans	$1,482	$3,554	$5,036	$5,439	$2,757	$282,939	$291,135
Multi-family mortgage loans	2,547	4,041	6,588	13,251	1,778	432,133	447,162
Nonresidential real estate loans	2,162	4,377	6,539	14,097	4,256	309,747	328,100
Construction and land loans	315	565	880	504	9,391	14,444	24,339
Commercial loans	2,045	1,160	3,205	3,886	1,294	68,442	73,622
Commercial leases	72	624	696	72	-	145,786	145,858
Consumer loans	-	19	19	-	-	3,109	3,109

Total	$8,623	$14,340	$22,963	$37,249	$19,476	$1,256,600	1,313,325

Net deferred loan origination costs							1,037
Allowance for loan losses							(22,963)

Loans, net							$1,291,399

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

The following table presents the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method as of December 31, 2010:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total

One-to-four family residential real estate loans	$686	$2,870	$3,556	$4,022	$252,278	$256,300
Multi-family mortgage loans	3,231	3,801	7,032	13,971	282,945	296,916
Nonresidential real estate loans	1,637	4,077	5,714	12,722	269,265	281,987
Construction and land loans	1,855	606	2,461	6,138	12,260	18,398
Commercial loans	1,931	948	2,879	3,766	60,913	64,679
Commercial leases	72	446	518	72	151,035	151,107
Consumer loans	—	20	20	—	2,182	2,182

Total	$9,412	$12,768	$22,180	$40,691	$1,030,878	1,071,569

Net deferred loan origination costs						1,377
Allowance for loan losses						(22,180)

Loans, net						$1,050,766

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

Activity in the allowance for loan losses is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Beginning balance	$22,504	$17,516	$22,180	$18,622
Loans charged off
One-to-four family residential real estate loans	(415)	(340)	(2,043)	(1,602)
Multi-family mortgage loans	(542)	(290)	(779)	(468)
Nonresidential real estate loans	-	(406)	-	(408)
Construction and land loans	(1,771)	-	(2,149)	(525)
Commercial loans	(42)	(199)	(42)	(199)
Commercial leases	-	-	-	-
Consumer loans	(1)	(6)	(17)	(13)

	(2,771)	(1,241)	(5,030)	(3,215)

Recoveries:
One-to-four family residential real estate loans	5	7	7	8
Multi-family mortgage loans	32	2	121	2
Nonresidential real estate loans	5	20	63	36
Construction and land loans	-	-	-	-
Commercial loans	13	-	23	-
Commercial leases	-	-	-	-
Consumer loans	-	-	-	-

Recoveries	55	29	214	46

Net charge-off	(2,716)	(1,212)	(4,816)	(3,169)

Provision for loan losses	3,175	2,665	5,599	3,516

Ending balance	$22,963	$18,969	$22,963	$18,969

Impaired Loans

The Company considers a loan to be impaired when it does not expect to receive full payment of interest or principal. The Company evaluates a loan for impairment, for placement on non-accrual status and for classification as a Troubled Debt Restructuring (“TDR”) at the same point in time. When the Company identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operations or liquidation of the collateral. In such cases, the Company measures the impairment using the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If the net realizable value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), the Company recognizes the amount of the impairment by establishing a specific valuation reserve allowance estimate or by a charge-off to the allowance if it can be confirmed that the amount of the impairment is uncollectable.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

Non-owner occupied one-to-four family residential real estate loans and certain related owner-occupied residential real estate loans, multi-family real estate loans, nonresidential real estate loans, construction, development and land loans, commercial loans, and commercial leases are individually evaluated for impairment. One-to-four family owner-occupied residential real estate loans in the process of transfer to Other Real Estate Owned (“OREO”) may be individually evaluated based on updated appraisals. Large groups of smaller balance homogeneous loans, such as one-to-four-family residential real estate loans and consumer loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Impaired loans are summarized as follows:

	June 30, 2011	December 31, 2010

Period end impaired loans with allocated allowance for loan losses	$25,029	$31,057
Period end impaired loans with no allocated allowance for loan losses	12,220	9,634
Period end troubled debt restructured loans not individually evaluated	9,024	2,975

Total impaired loans	$46,273	$43,666

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

The following table presents loans individually evaluated for impairment by class loans:

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

				For the three months ended June 30, 2011		For the six months ended June 30, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized

June 30, 2011
With no related allowance recorded:
One-to-four family residential real estate loans	$-	$-	$-	$66	$2	$74	$2
One-to-four family residential real estate loans - non-owner occupied	992	1,098	-	1,118	59	1,109	75
Multi-family mortgage loans	5,700	5,981	-	3,843	40	4,180	62
Nonresidential real estate loans	4,975	5,095	-	4,169	51	4,703	76
Construction loans	-	-	-	250	-	143	-
Land loans	-	-	-	152	-	76	-
Commercial loans – secured	553	613	-	343	-	405	-
Commercial loans - other	-	-	-	97	5	83	8

	12,220	12,787	-	10,038	157	10,773	223
With an allowance recorded:
One-to-four family residential real estate loans	$657	$713	$93	$335	$-	$597	$-
One-to-four family residential real estate loans - non-owner occupied	3,790	3,957	1,389	2,815	6	2,936	6
Multi-family mortgage loans	3,146	3,307	1,078	5,815	-	4,968	-
Wholesale commercial lending	4,405	4,676	1,469	4,405	-	4,405	-
Nonresidential real estate loans	9,122	9,358	2,162	8,773	-	8,529	71
Construction loans	121	137	121	3,024	-	2,585	-
Land loans	383	504	194	2,663	-	1,928	-
Commercial loans – secured	3,175	3,467	1,918	3,054	2	3,074	2
Commercial loans – unsecured	158	208	127	158	-	158	-
Non-rated commercial leases	72	77	72	72		72

	25,029	26,404	8,623	31,114	8	29,252	79

Total	$37,249	$39,191	$8,623	$41,152	$165	$40,025	$302

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized

December 31, 2010
With no related allowance recorded:
One-to-four family residential real estate loans - non-owner occupied	$1,244	$1,321	$-	$3,028	$69
Multi-family mortgage loans	3,554	3,723	-	8,264	142
Wholesale commercial lending	-	-	-	1,780	-
Nonresidential real estate loans	3,949	4,008	-	4,481	221
Construction loans	333	357	-	1,108	55
Land loans	-	-	-	772	-
Commercial loans – secured	457	478	-	347	10
Commercial loans - other	97	117	-	83	7
Non-rated commercial leases	-	-	-	20	-

	9,634	10,004	-	19,883	504

With an allowance recorded:
One-to-four family residential real estate loans - non-owner occupied	$2,778	$2,888	$686	$2,075	$31
Multi-family mortgage loans	6,012	6,362	1,709	4,058	97
Wholesale commercial lending	4,405	4,589	1,522	881	71
Nonresidential real estate loans	8,773	8,837	1,637	6,255	416
Construction loans	2,940	3,244	730	2,447	-
Land loans	2,865	3,339	1,125	2,676	-
Commercial loans – secured	3,054	3,265	1,804	3,783	28
Commercial loans – unsecured	158	202	127	82	-
Non-rated commercial leases	72	77	72	29	4

	31,057	32,803	9,412	22,286	647

Total	$40,691	$42,807	$9,412	$42,169	$1,151

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

Purchased Impaired Loans

As a result of its acquisition of Downers Grove National Bank (see Note 8 – Acquisitions), the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. The carrying amount of these purchased impaired loans is as follows:

June 30, 2011

One-to-four family residential real estate loans	$2,201
Multi-family mortgage loans	1,398
Nonresidential real estate loans	3,369
Construction loans	3,431
Land loans	4,328
Commercial loans – secured and unsecured	1,029

Outstanding balance	$15,756

Carrying amount, net of allowance	$15,756

Accretable yield, or income expected to be collected, related to purchased impaired loans is as follows:
Balance at January 1, 2011	$-
New loans purchased	4,108
Accretion of income	388

Balance at June 30, 2011	$3,720

There is no allowance for loan losses related to purchased impaired loans due to their having been marked to market at the date of acquisition.

Purchased impaired loans for which it was probable at the date of acquisition that all contractually required payments would not be collected are as follows:

June 30, 2011

Contractually required payments receivable of loans purchased:
One-to-four family residential real estate loans	$4,135
Multi-family mortgage loans	3,456
Nonresidential real estate loans	5,515
Construction loans	4,856
Land loans	7,153
Commercial loans	7,156
Consumer	44

$32,315

Cash flows expected to be collected at acquisition, subject to adjustment with final purchase price adjustment	$19,944
Fair value of purchased impaired loans at acquisition	$15,836

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

Nonaccrual loans

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans, excluding purchased impaired loans:

	Nonaccrual loans	Recorded Investment	Loans Past Due Over 90 Days, still accruing
June 30, 2011
One-to-four family residential real estate loans	$7,485	$7,917	$-
One-to-four family residential real estate loans – non owner occupied	5,178	4,621	448
Multi-family mortgage loans	7,955	8,410	739
Wholesale commercial lending	4,405	4,676	-
Nonresidential real estate loans	12,393	12,763	-
Construction loans	121	137	-
Land loans	383	504	-
Commercial loans – secured	3,632	3,959	-
Commercial loans – unsecured	158	208	-
Commercial loans – other	96	119	-
Non-rated commercial leases	72	77	-
Consumer loans	-	-	-

	$41,878	$43,391	$1,187

	Nonaccrual loans	Recorded Investment	Loans Past Due Over 90 Days, still accruing
December 31, 2010
One-to-four family residential real estate loans	$5,748	$6,115	$47
One-to-four family residential real estate loans – non owner occupied	4,311	4,513	496
Multi-family mortgage loans	8,823	9,327	275
Wholesale commercial lending	4,405	4,589	-
Nonresidential real estate loans	12,428	12,575	-
Construction loans	3,274	3,601	-
Land loans	2,865	3,339	-
Commercial loans – secured	3,511	3,743	-
Commercial loans – unsecured	158	202	-
Commercial loans – other	97	118	-
Non-rated commercial leases	72	77	-
Consumer loans	3	3	-

	$45,695	$48,202	$818

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

The Company’s reserve for uncollected loan interest was $2.6 million at June 30, 2011 and $2.7 million at December 31, 2010. Except for purchased impaired loans, when a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310-10-50-14(A), FASB ASC 310-10-50-15(b), FASB ASC 310-10-50-15(d), FASB ASC 310-10-50-15(e) and FASB ASC 310-10-50-16, as applicable. In all cases, the average balances are calculated based on the month-end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310-10-50-15(b) and FASB ASC 310-10-50-17, as applicable.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

Past Due Loans

The following table presents the aging of the recorded investment in past due loans as June 30, 2011 by class of loans, excluding purchased impaired loans:

	30-59 Days Past Due		60-89 Days Past Due		90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

One-to-four family residential real estate loans	$980		$1,211		$7,218	$9,409	$196,201	$205,610
One-to-four family residential real estate loans - non-owner occupied	1,730		481		4,577	6,788	77,026	83,814
Multi-family mortgage loans	2,315		7,886		8,861	19,062	357,652	376,714
Wholesale commercial lending	-		-		4,676	4,676	62,926	67,602
Nonresidential real estate loans	7,493		2,358		12,111	21,962	300,838	322,800
Construction loans	831		-		137	968	1,821	2,789
Land loans	2,540		660		504	3,704	10,193	13,897
Commercial loans:
Secured	1,003		371		3,959	5,333	28,752	34,085
Unsecured	418		39		208	665	9,799	10,464
Municipal loans	-		-		-	-	7,007	7,007
Warehouse lines	1,230		-		-	1,230	4,887	6,117
Health care	-		-		-	-	6,518	6,518
Other	-		-		117	117	9,009	9,126
Commercial leases:
Investment rated commercial leases	353		836		-	1,189	90,779	91,968
Below investment grade	-		-		-		4,051	4,051
Non-rated	393		1,004		77	1,474	42,102	43,576
Lease pools	-		-		-	-	7,702	7,702
Consumer loans	6		16		-	22	2,757	2,779

Total	$19,292	(1)	$14,862	(1)	$42,445	$76,599	$1,220,020	$1,296,619

(1)  48% of the combined 30-89 days past due loans have matured and are in the in the process of analysis and renewal.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

The following table presents the aging of the recorded investment in past due purchased impaired loans at June 30, 2011 by class of loans:

	30-59 Days Past Due		60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

One-to-four family residential real estate loans - non-owner occupied	$-		$-	$456	$456	$2,300	$2,756
Multi-family mortgage loans	-		-	1,779	1,779	-	1,779
Nonresidential real estate loans	-		214	75	289	3,967	4,256
Construction loans	1,278		-	2,720	3,998	-	3,998
Land loans	2,402		-	2,991	5,393	-	5,393
Commercial loans - secured	-		-	848	848	446	1,294

Total	$3,680	(1)	$214	$8,869	$12,763	$6,713	$19,476

(1)  100% of these loans have matured and are in the in the process of analysis and renewal.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

The following table presents the aging of the recorded investment in past due loans as December 31, 2010 by class of loans:

	30-59 Days Past Due		60-89 Days Past Due		90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

One-to-four family residential real estate loans	$1,202		$202		$5,890	$7,294	$172,438	$179,732
One-to-four family residential real estate loans - non-owner occupied	3,335		449		5,019	8,803	68,127	76,930
Multi-family mortgage loans	7,174		4,304		9,588	21,066	202,481	223,547
Wholesale commercial lending	1,231		-		4,589	5,820	67,712	73,532
Nonresidential real estate loans	9,270		16,061		3,944	29,275	251,139	280,414
Construction loans	1,267		1,284		3,601	6,152	3,321	9,473
Land loans	-		-		3,339	3,339	6,422	9,761
Commercial loans:
Secured	929		700		3,712	5,341	18,370	23,711
Unsecured	551		178		202	931	6,558	7,489
Municipal loans	-		-		-	-	4,629	4,629
Warehouse lines	-		-		-	-	12,320	12,320
Health care	-		-		-	-	8,089	8,089
Other	7,060		-		118	7,178	1,922	9,100
Commercial leases:
Investment rated commercial leases	2,039		2,312		-	4,351	83,506	87,857
Below investment grade	3		-		-	3	3,725	3,728
Non-rated	3,382		434		76	3,892	47,199	51,091
Lease pools	-		-		-	-	9,791	9,791
Consumer loans	3		-		4	7	2,186	2,193

Total	$37,446	(1)	$25,924	(1)	$40,082	$103,452	$969,935	$1,073,387

(1)  41% of the combined 30-89 days past due loans have matured and are in the in the process of analysis and renewal.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

Troubled Debt Restructurings

The Company evaluates loan extensions or modifications in accordance with FASB ASC 310-40 with respect to the classification of the loan as a troubled debt restructuring (“TDR”). In general, if the Company grants a loan extension or modification to a borrower for other than an insignificant period of time that includes a below-market interest rate, principal forgiveness, payment forbearance or other concession intended to minimize the economic loss to the Company, the loan extension or loan modification is classified as a TDR. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal then due and payable, management measures any impairment on the restructured loan in the same manner as for impaired loans as noted above.

The Company had $11.9 million of TDRs at June 30, 2011, compared to $6.5 million at December 31, 2010, with $1.4 million in specific valuation allowances allocated to those loans at June 30, 2011, and $658,000 in specific valuation reserves allocated at December 31, 2010. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans based on credit risk. This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (continued)

As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch List	Special Mention	Substandard	Doubtful	Total

One-to-four family residential real estate loans	$198,925	$-	$-	$6,241	$-	$205,166
One-to-four family residential real estate loans - non-owner occupied	67,649	5,171	2,122	11,027	-	85,969
Multi-family mortgage loans	344,239	17,188	4,038	10,232	-	375,697
Wholesale commercial lending	65,805	1,351	-	4,309	-	71,465
Nonresidential real estate loans	254,688	32,013	23,944	17,455	-	328,100
Construction loans	1,895	507	237	3,551	-	6,190
Land loans	8,776	3,430	1,102	4,592	249	18,149
Commercial loans:
Secured	25,019	4,501	164	4,878	98	34,660
Unsecured	9,070	563	87	603	58	10,381
Municipal loans	6,925	-	-	-	-	6,925
Warehouse lines	6,079	-	-	-	-	6,079
Health care	5,953	415	143	-	-	6,511
Other	8,970	-	-	96	-	9,066
Commercial leases:					-
Investment rated commercial leases	90,895	36	-	-	-	90,931
Below investment grade	3,648	376	-	-	-	4,024
Non-rated	43,004	161	-	-	72	43,237
Lease pools	7,666	-	-	-	-	7,666
Consumer loans	3,109	-	-	-	-	3,109

Total	$1,152,315	$65,712	$31,837	$62,984	$477	$1,313,325

The Company assigned loans attributable to the acquisition of Downers Grove National Bank to risk classification categories on a provisional basis, including the assignment of the purchased impaired loans resulting from the transaction to the Substandard credit risk classification category. The Company will continue to evaluate purchase accounting during the measurement period.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 5 – Deposits

Deposits are as follows:

	June 30, 2011	December 31, 2010

Noninterest-bearing demand deposits	$138,805	$112,549
Savings deposits	143,880	98,894
Money market accounts	354,897	341,048
Interest-bearing NOW accounts	323,997	302,812
Certificates of deposit	416,752	380,074

	$1,378,331	$1,235,377

Note 6 – Fair Values

US GAAP establishes a hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

The fair values of marketable equity securities available-for-sale are generally determined by quoted prices, in active markets, for each specific security (Level 1 measurement inputs). If Level 1 measurement inputs are not available for a marketable equity security, we determine its fair value based on the quoted price of a similar security traded in an active market (Level 2 measurement inputs). The fair values of debt securities available-for-sale are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark, quoted securities (Level 2 measurement inputs).

The fair values of loans held for sale are generally determined by quoted prices in active markets that are accessible at the measurement date for similar, unrestricted assets (Level 2 measurement inputs).

Impaired loans are evaluated and valued at the time the loan is identified as impaired or placed into OREO, at the lower of cost or fair value. Fair value is measured based on the value of future expected cash flows and the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Values (continued)

Real estate properties acquired in collection of a loan are initially recorded at fair value less cost to sell at acquisition, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in noninterest expense as operations of OREO. Fair value is generally based on third party appraisals and internal estimates and is therefore considered a Level 3 valuation.

The fair values of mortgage servicing rights are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness and is therefore considered a Level 2 valuation.

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

			Fair Value Measurements Using
	Amortized Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Securities:
Certificates of deposit	$22,208	$22,208	$-	$22,208	$-
Municipal securities	675	675	-	675	-
Equity mutual fund	500	513	513	-	-
Mortgage-backed securities residential	36,997	38,180	-	38,180	-
Collateralized mortgage obligations – residential	33,257	33,919	-	33,919	-
SBA-guaranteed loan participation certificates	50	51	-	51	-

	$93,687	$95,546	$513	$95,033	$-

December 31, 2010
Securities:
Certificates of deposit	$27,766	$27,766	$-	$27,766	$-
Municipal securities	675	709	-	709	-
Mortgage-backed securities residential	41,034	42,435	-	42,435	-
Collateralized mortgage obligations – residential	48,262	49,732	-	49,732	-
SBA-guaranteed loan participation certificates	103	105	-	105	-

	$117,840	$120,747	$-	$120,747	$-

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Values (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Impaired loans
One-to-four family residential real estate loans	$657	$-	$-	$657
One-to-four family residential real estate loans – non-owner occupied	3,790	-	-	3,790
Multi-family mortgage loans	7,551	-	-	7,551
Nonresidential real estate loans	9,122	-	-	9,122
Construction and land loans	504	-	-	504
Commercial loans	3,333	-	-	3,333
Commercial leases	72	-	-	72

Impaired loans	$25,029	$-	$-	$25,029

Other real estate owned:
One-to-four family residential real estate	$5,986	$-	$-	$5,986
Multi-family mortgage	3,987	-	-	3,987
Nonresidential real estate	9,902	-	-	9,902
Land	7,157	-	-	7,157

Other real estate owned	$27,032	$-	$-	$27,032

December 31, 2010
Impaired loans
One-to-four family residential real estate loans	$2,778	$-	$-	$2,778
Multi-family mortgage loans	10,417	-	-	10,417
Nonresidential real estate loans	8,773	-	-	8,773
Construction and land loans	5,805	-	-	5,805
Commercial loans	3,212	-	-	3,212
Commercial leases	72	-	-	72

Impaired loans	$31,057	$-	$-	$31,057

Other real estate owned:
One-to-four family residential real estate	$3,015	$-	$-	$3,015
Multi-family mortgage	2,486	-	-	2,486
Nonresidential real estate	7,376	-	-	7,376
Land	1,745	-	-	1,745

Other real estate owned	$14,622	$-	$-	$14,622

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Values (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $46.3 million, with a valuation allowance of $8.6 million at June 30, 2011, compared to a carrying amount of $43.7 million and a valuation allowance of $9.4 million at December 31, 2010, resulting in a decrease in the provision for loan losses of $789,000 for the six months ended June 30, 2011.

OREO and OREO in process, which are carried at lower of cost or fair value less costs to sell, had a carrying value of $27.0 million at June 30, 2011, which included write downs of $478,000 for the six months ended June 30, 2011, compared to $14.6 million at December 31, 2010, which included write downs of $2.4 million for the year ended December 31, 2010.

Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $1.3 million at June 30, 2011, of which $965,000 related to fixed rate loans and $334,000 related to adjustable rate loans. A pre-tax recovery of $233,000 on our mortgage servicing rights portfolio was included in net income for the three months ended June 30, 2010, compared to no charge or recovery recorded for the same period in 2011.

The carrying amount and estimated fair value of financial instruments is as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$114,482	$114,482	$220,810	$220,810
Securities	95,546	95,546	120,747	120,747
Loans held-for-sale	-	-	2,716	2,716
Loans receivable, net of allowance for loan losses	1,291,399	1,298,760	1,050,766	1,065,404
FHLBC stock	16,346	N/A	15,598	N/A
Accrued interest receivable	5,929	5,929	5,390	5,390
Mortgage servicing rights	1,299	1,573	1,349	1,612

Financial liabilities
Non-interest-bearing demand deposits	$(138,805)	$(138,805)	$(112,549)	$(112,549)
Savings deposits	(143,880)	(143,880)	(98,894)	(98,894)
NOW and money market accounts	(678,894)	(678,894)	(643,860)	(643,860)
Certificates of deposit	(416,752)	(418,252)	(380,074)	(384,103)
Borrowings	(12,595)	(12,727)	(23,749)	(23,995)
Accrued interest payable	(294)	(294)	(146)	(146)

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

Note 7 - Other Comprehensive Income (Loss)

Other comprehensive income (loss) components were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Unrealized holding gains (losses) on securities, net of tax	$(88)	$(82)	$(649)	$33
Net gain on sale of securities recognized, net of tax	-	19	-	19

Change in other comprehensive income, net of tax	$(88)	$(101)	$(649)	$14

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 8 – Acquisitions

The Company completed its acquisition of DG Bancorp, Inc. and its subsidiary Downers Grove National Bank, on March 18, 2011 and results for Downers Grove National Bank have been included in the Company’s operations from that date. The Company accounted for the acquisition using the acquisition method. The Company recorded merger and acquisition expenses of $1.5 million for this transaction. The acquisition method also requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date.

The Company expects its acquisition of Downers Grove National Bank to result in several benefits, including increased earnings and higher returns on stockholders’ equity, more effective deployment of its excess capital, improved utilization of existing organizational capacities, expanded geographic coverage of the Company’s market territory, increased deposit market share and improved convenience for its existing customers due to the addition of two new full-service branch offices.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

March 18, 2011

Assets acquired and liabilities assumed:

Cash and due from other financial institutions	$1,040
Interest-bearing deposits in other financial institutions	60,579

Cash and cash equivalents	61,619
Securities	10,177
Loans receivable	119,239
Other real estate owned	7,210
Stock in Federal Home Loan Bank and Federal Reserve Bank	903
Premises and equipment, net	7,401
Accrued interest receivable	355
Core deposit intangible	2,660
FDIC prepaid expense	774
Income tax receivable	774
Deferred taxes, net	2,662
Other assets	42

Total assets acquired	$213,816

Deposits	$212,939
Advance payments by borrowers taxes and insurance	34
Accrued interest payable and other liabilities	843

Total liabilities assumed	$213,816

The Company is still in the process of determining the acquisition date fair value of assets acquired and liabilities assumed in the Downers Grove National Bank acquisition, and the amounts disclosed above are considered provisional amounts. During the measurement period, the Company will retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new facts and information that existed at the acquisition date. The measurement period will end when the Company receives all of the information it is seeking about such facts and circumstances and the measurement period will not exceed one year from the acquisition date. Preliminary estimates of goodwill or bargain purchase gain were considered immaterial and thus were not recorded during the quarter ended June 30, 2011. Subsequent adjustments to the provisional amounts may be material.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 8 – Acquisitions (continued)

As noted above, the loans acquired in the Downers Grove National Bank transaction had a fair value of $119.2 million. Included in this amount were $15.8 million of purchased loans with evidence of deterioration of credit quality since origination and for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of purchased loans with evidence of credit quality deterioration as of the acquisition date resulted in the recording of a nonaccretable difference of $9.2 million, which is defined as the loan’s contractually required payments receivable in excess of the amount of the cash flows that are expected to be collected. The Company considered factors such as payment history, collateral values and accrual status in determining whether there was evidence of deterioration of a purchased loan’s credit quality at the acquisition date. As of June 30, 2011, the carrying amount of purchased loans with evidence of loan deterioration at the acquisition date was $15.8 million, and the remaining nonaccretable difference was $9.2 million. The foregoing data represents the Company’s provisional estimates as the Company continues to evaluate purchase accounting during the measurement period.

The following table summarizes the unaudited pro forma financial results of operations as if the Company acquired DG Bancorp, Inc. on January 1, 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net interest income (1)	$17,090	$14,850	$31,795	$30,039
Net income loss(1)	1,026	(2,486)	(1,316)	(3,581)
Basic earnings (loss) per common share	$0.05	$(0.13)	$(0.07)	$(0.18)
Diluted earnings (loss) per common share	0.05	(0.13)	(0.07)	(0.18)

(1)  Results for DG Bancorp, Inc. include net income or loss from operations for the respective periods

The Company completed an acquisition of a portfolio of $152 million of performing Chicago area multi-family loans on March 11, 2011. The multi-family loans in this portfolio were originated by Citibank, N.A. and its predecessor by merger, Citibank, F.S.B. At the time of the acquisition, the portfolio consisted of 466 loans with an average loan balance of $327,000. The loans were purchased at a discount that will be accreted into income on a level-yield basis over the remaining life of the loans. The Company conducted extensive due diligence on this transaction, resulting in the recognition of $398,000 in transaction related expenses in 2011. The Company expects its acquisition of this loan portfolio to result in several benefits, including increased earnings and higher returns on stockholders’ equity, more effective deployment of its excess liquidity and capital, improved utilization of existing organizational capacities and new opportunities to develop further business relationships with the borrowers of these loans.

Note 9 – Recent Accounting Pronouncements

FASB ASU 2010-20, “Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” — ASU 2010-20 requires new and enhanced disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and enhanced disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 4 to these Consolidated Financial Statements for the required disclosures at June 30, 2011.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 9 – Recent Accounting Pronouncements (continued)

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

Note 10 – Newly Issued But Not Yet Effective Accounting Pronouncements

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

FASB ASU 2011-2 Troubled Debt Restructurings.    In April 2011, the FASB amended existing guidance and clarified when creditors such as banks should classify loan modifications as troubled debt restructurings. Banks will now need to consider all available evidence when evaluating whether a loan modification is a troubled debt restructuring. This new guidance could result in more loan modifications being classified as troubled debt restructurings, which could affect the allowance for loan losses and increase disclosures. This new guidance for identifying and disclosing troubled debt restructurings is effective for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to troubled debt restructurings occurring after the beginning of the year. The Company is evaluating the impact that the new guidance may have on its financial condition, results of operations and liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Forward Looking Statements

This Quarterly Report on Form 10-Q, including this Item 2, contains, and other periodic and special reports and press releases of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for the purpose of invoking these safe harbor provisions. Forward-looking statements are based on certain assumptions or describe our future plans, strategies and expectations, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, and actual results may differ from those predicted. Factors that could have a material adverse effect on operations and could affect management’s outlook or our future prospects include, but are not limited to: higher than expected overhead, infrastructure and compliance costs, changes in market interest rates, changes in the yield curve, balance sheet shrinkage or less than anticipated balance sheet growth, lack of demand for loan products, illiquidity and changes in financial markets, including the market for mortgage backed securities and other debt obligations, declining or weak demand for real estate and real estate valuations, increasing or high unemployment levels, deposit flows, pricing, underwriting and other forms of competition, adverse federal or state legislative or regulatory developments, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, adverse economic conditions that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans, the quality or composition of our loan or investment portfolios, demand for financial services and multi-family, commercial and residential real estate loans in our market areas, the possible short-term dilutive effect of potential acquisitions or de novo branches, if any, changes in accounting principles, policies and guidelines, increased costs of federal deposit insurance, and future adverse developments concerning the Federal Home Loan Bank of Chicago. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

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

Overview

During the second quarter of 2011, the recovery of the national economy appeared to stagnate, as did the local economy’s participation in the recovery. The principal challenges in the local economy continue to be persistent unemployment and declining real estate values in the Chicago metropolitan area, with certain geographic sub-markets considerably more adversely affected than others. Pricing and underwriting for multi-family and commercial real estate loans came under modest pressure during the second quarter; nevertheless, the Company’s multi-family loan portfolio increased and the non-residential real estate loan portfolio remained essentially constant. Pricing for commercial leases stabilized and the Company experienced modestly increased demand due to improved lessee capital investment activity and portfolio risk exposure management actions by certain market participants. The Company experienced slightly decreased demand for commercial loans due to fluctuations in line usage.

Demand for traditional adjustable-rate residential mortgage loans remained low due to an overwhelming market preference for fixed-rate residential mortgage loans given low market interest rates and the Company’s underwriting standards.

Excluding the impact of the purchased impaired loans and OREO acquired in the acquisition of Downers Grove National Bank, the Company’s overall loan portfolio quality improved modestly in the second quarter of 2011. The performing loan portfolios acquired in the Downers Grove National Bank transaction and in the Company’s first quarter purchase of a portfolio of Chicago area multi-family loans from Citibank continued to perform well. The Company continues to experience isolated borrower defaults (particularly in the residential loan category) and certain borrowers seem reluctant or unable to permanently cure chronically past due payment habits; however, the Company is also experiencing a greater volume of fully-reinstated loans and scheduled recoveries to current payment status. The Company experienced increasing purchaser interest in its classified asset collateral and OREO inventory; the quantity of OREO under contract for sale on an orderly liquidation basis nearly tripled in the second quarter. The Company continues to believe that unemployment, consumer spending, borrower and investor perceptions of residential and commercial real estate valuations and the pace of judicial proceedings will be the primary factors affecting loan portfolio quality and classified asset resolutions in 2011.

The Company’s general loan loss reserve requirement increased due to the mild degradation in national and local economic factors, an increase in loss ratios for non-owner occupied single family loans, and the differential between the estimated loan losses and the remaining purchase discount for the Downers Grove National Bank performing loan portfolio. Specific loan loss reserves increased due primarily to the receipt of updated appraisals on existing non-performing loans. The Company’s underwriting standards remain consistent with its historical standards, although the Company’s credit analyses continue to incorporate somewhat more conservative assumptions with respect to effective rents, expenses and occupancy levels given the current economic environment.

Deposits declined in the second quarter of 2011 due principally to the Company’s reduced competitive posture with respect to certificate of deposit accounts. Pricing conditions for local deposits, whether low-balance core deposits, certificates of deposits or high-balance, high-yield transaction accounts, remained favorable during the first half of the year due to very low market yields and continued weak industry-wide loan demand. There are emerging signs that a few competitors may seek to gain market share in high-yield transaction accounts, but there currently does not appear to be any sustained effort by any competitors to do so. In addition, many competitors are still evaluating their deposit product configurations in the context of the Dodd-Frank Act and its related regulations; we expect we will adjust our deposit product offerings to explore such competitive advantages as may emerge in this new regulatory and competitive environment.

The Company’s net interest spread and net interest margin increased in the second quarter of 2011 due to the combined effects of material increases in the loan portfolio and a decline in the cost of funds. Given the quantity and volatility of the variables affecting our net interest margin and net interest spread, the Company is unable to confidently predict what its net interest margin and net interest spread will be for the remainder of 2011; however, the Company expects its recent acquisitions to continue to make immediate positive contributions to its net interest spread and net interest margin.

Non-interest income increased modestly in second quarter of 2011 due to a slight increase in deposit-related fee income and the favorable impact of the Downers Grove National Bank Trust Department fee income. At present, the Company does not expect to record either a material amount of bargain purchase gain or a material amount of goodwill from the Downers Grove National Bank transaction. We continue to evaluate the expansion of non-interest income sources, particularly related to insurance and trust services, to offset any potential future adverse derivative impact from the Dodd-Frank Act.

Non-interest expense increased in the second quarter of 2011 due principally to the Downers Grove National Bank transitional staffing and conversion expenses and non-performing assets management expenses relating to real estate tax expense accruals and final disposition write-downs relating to OREO. We concluded the Downers Grove National Bank systems conversion in June, 2011, and as expected, the residual transition staffing expenses fully abated immediately after the end of the second quarter. We will resume our review of certain departments and operations for net operating contributions and further operating efficiencies throughout the remainder of 2011.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at June 30, 2011 and December 31, 2010, and in our statement of operations for the three and six month periods ended June 30, 2011 and June 30, 2010.

	June 30, 2011	December 31, 2010	Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,662,888	$1,530,655	$132,233
Cash and cash equivalents	114,482	220,810	(106,328)
Securities	95,546	120,747	(25,201)
Loans receivable, net	1,291,399	1,050,766	240,633
Deposits	1,378,331	1,235,377	142,954
Borrowings	12,595	23,749	(11,154)
Stockholders’ equity	250,378	253,285	(2,907)

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)
Selected Operating Data:

Interest income	$19,000	$16,451	$2,549	$34,348	$33,596	$752
Interest expense	1,910	3,677	(1,767)	3,906	7,606	(3,700)

Net interest income	17,090	12,774	4,316	30,442	25,990	4,452
Provision for loan losses	3,175	2,665	510	5,599	3,516	2,083

Net interest income after provision for loan losses	13,915	10,109	3,806	24,843	22,474	2,369
Noninterest income	1,879	1,812	67	3,450	3,267	183
Noninterest expense	14,623	12,370	2,253	28,878	25,048	3,830

Income (loss) before income taxes	1,171	(449)	1,620	(585)	693	(1,278)
Income tax expense (benefit)	145	(161)	306	(834)	265	(1,099)

Net income (loss)	$1,026	$(288)	$1,314	$249	$428	$(179)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Performance Ratios:

Return on assets (ratio of net income (loss) to average total assets) (1)	0.24%	(0.07)%	0.03%	0.05%
Return on equity (ratio of net income (loss) to average equity) (1)	1.66	(0.44)	0.20	0.32
Net interest rate spread (1) (2)	4.27	3.30	3.99	3.39
Net interest margin (1) (3)	4.38	3.53	4.11	3.63
Average equity to average assets	14.65	16.78	15.49	16.86
Efficiency ratio (4)	77.09	84.81	85.21	85.61
Noninterest expense to average total assets (1)	3.47	3.14	3.59	3.20
Average interest-earning assets to average interest-bearing liabilities	122.55	122.10	122.67	122.33

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Selected Financial Data (continued)

	At June 30, 2011	At December 31, 2010
Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	5.32%	3.94%
Nonperforming assets to total assets (excluding purchased impaired loans and purchased OREO)	3.71%	—
Nonaccrual loans to total loans	4.67	4.26
Nonaccrual loans to total loans (excluding purchased impaired loans)	3.19	—
Allowance for loan losses to nonperforming loans	37.43	48.54
Allowance for loan losses to nonperforming loans (excluding purchased impaired loans)	54.83	—
Allowance for loan losses to total loans	1.75	2.07

Capital Ratios:
Equity to total assets at end of period	16.57	16.55
Tier 1 leverage ratio (Bank only)	11.28	12.48

Other Data:
Number of full service offices	20	18
Employees (full-time equivalent basis)	373	328

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets increased $132.2 million, or 8.6%, to $1.663 billion at June 30, 2011, from $1.531 billion at December 31, 2010, primarily due to our acquisition of Downers Grove National Bank.

Net loans receivable increased $240.6 million, or 22.9%, to $1.291 billion at June 30, 2011, from $1.051 billion at December 31, 2010. The increase was due in substantial part to our purchase of a portfolio of performing Chicago area multi-family mortgage loans from Citibank and our acquisition of Downers Grove National Bank, each of which closed in March 2011. The increase in net loans receivable reflected net increases of $34.8 million in one-to-four family residential mortgage loans, $150.2 million in multi-family mortgage loans, $46.1 million in nonresidential real estate loans, $5.9 million in construction and land loans, $8.9 million in commercial loans and $927,000 in consumer loans.

One-to-four family residential mortgage loans increased $34.8 million, or 13.6%, to $291.1 million at June 30, 2011, from $256.3 million at December 31, 2010, due primarily to the $47.4 million in one-to-four family residential mortgage loans that were acquired from the Downers Grove National Bank. Multi-family mortgage loans increased $150.2 million, or 50.6%, to $447.2 million at June 30, 2011, from $296.9 million at December 31, 2010, due primarily to the $152.1 million in multi-family mortgage loans that were acquired from Citibank. Nonresidential real estate loans increased $46.1 million, or 16.4%, to $328.1 million at June 30, 2011, from $282.0 million at December 31, 2010, due primarily to the $44.2 million in nonresidential real estate loans that were acquired from Downers Grove National Bank. Construction and land loans increased $5.9 million, or 32.3%, to $24.3 million at June 30, 2011, from $18.4 million at December 31, 2010, due primarily to the $16.8 million in construction and land loans that were acquired from Downers Grove National Bank. Commercial loans increased by $8.9 million, or 13.8%, to $73.6 million at June 30, 2011, from $64.7 million at December 31, 2010, due primarily to the $10.9 million in commercial loans that were acquired from Downers Grove National Bank. Commercial leases decreased $5.2 million, or 3.5%, to $145.9 million at June 30, 2011, from $151.1 million at December 31, 2010, due to lease payments’ slightly outpacing originations. Consumer loans increased $927,000, or 42.5%.

Securities decreased by $25.2 million, or 20.9%, to $95.5 million at June 30, 2011, from $120.7 million at December 31, 2010, due primarily to the receipt of principal repayments in the amount of $18.6 million in our residential collateralized mortgage obligation portfolio.

We owned $16.3 million of common stock of the Federal Home Loan Bank of Chicago (“FHLBC”) at June 30, 2011, compared to $15.6 million at December 31, 2010. The increase was due to the $748,000 in FHLBC stock acquired from to the Downers Grove National Bank.

Cash and cash equivalents decreased $106.3 million, or 48.2%, to $114.5 million at June 30, 2011, from $220.8 million at December 31, 2010, primarily due to the $149.4 million in cash consideration that we paid to purchase the Citibank multi-family loan portfolio, offset by $61.6 of cash and cash equivalents acquired from Downers Grove National Bank.

Deposits increased $143.0 million, or 11.6%, to $1.378 billion at June 30, 2011, from $1.235 billion at December 31, 2010. The increase in deposits was primarily due to the deposits acquired in the acquisition of Downers Grove National Bank. At the closing of the acquisition in March of 2011, Downers Grove National Bank had $36.1 million in noninterest-bearing demand deposit accounts, $39.3 million in savings accounts, $17.3 million in money market accounts, $31.7 million in interest-bearing NOW accounts, and $86.1 million of certificates of deposits.

Noninterest-bearing demand deposits increased $26.3 million, or 23.3% to $138.8 million at June 30, 2011, from $112.5 million at December 31, 2010. Savings accounts increased $45.0 million, or 45.5%, to $143.9 million at June 30, 2011, from $98.9 million at December 31, 2010. Money market accounts increased $13.8 million, or 4.1%, to $354.9 million at June 30, 2011, from $341.0 million at December 31, 2010. Interest-bearing NOW accounts increased $21.2 million, or 7.0%, to $324.0 million at June 30, 2011, from $302.8 million at December 31, 2010. Total core deposits (savings, money market, noninterest-bearing demand and interest-bearing NOW accounts) increased as a percentage of total deposits, representing 69.8% of total deposits at June 30, 2011, compared to 69.2% of total deposits at December 31, 2010.

Certificates of deposit increased $36.7 million, or 9.7%, to $416.8 million at June 30, 2011, from $380.1 million at December 31, 2010. The $86.1 million increase in certificate of deposit accounts resulting from the acquisition of Downers Grove National Bank was offset by a $40.7 million decrease in the balances of certificate of deposits accounts held as of December 31, 2010 due to the Company’s reduced competitive pricing position in anticipation of additional excess liquidity resulting from the Downers Grove National Bank acquisition. Of the $40.7 million decrease in certificate of deposit accounts, $5.0 million were wholesale certificates of deposit accounts.

Borrowings decreased $11.2 million, or 47.0%, to $12.6 million at June 30, 2011, from $23.7 million at December 31, 2010, due to our continued reductions of outstanding FHLBC advances.

Total stockholders’ equity was $250.4 million at June 30, 2011, compared to $253.3 million at December 31, 2010. The decrease in total stockholders’ equity was primarily due to the combined impact of our declaration and payment of cash dividends totaling $3.0 million, and a $649,000 decrease in accumulated other comprehensive income during that period, which was partially offset by net income of $249,000. The unallocated shares of common stock that our ESOP owns were reflected as a $13.7 million reduction to stockholders’ equity at June 30, 2011, compared to a $14.2 million reduction to stockholders’ equity at December 31, 2010.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

Net Income (Loss).  We had net income of $1.0 million for the three months ended June 30, 2011, compared to a net loss of $288,000 for the three months ended June 30, 2010. Our earnings per share of common stock for the three months ended June 30, 2011 were $0.05 per basic and fully diluted share, respectively, compared to a loss of $0.01 per basic and fully diluted share, respectively, for the three-month period ending June 30, 2010.

Net Interest Income.  Net interest income increased by $4.3 million, or 33.8%, to $17.1 million for the three months ended June 30, 2011, from $12.8 million for the three months ended June 30, 2010. The increase reflected a $2.5 million increase in interest income and a $1.8 million decrease in interest expense. Our net interest rate spread increased by 97 basis points to 4.27% for the three months ended June 30, 2011, from 3.30% for the same period in 2010. Our net interest margin increased by 85 basis points to 4.38% for the three months ended June 30, 2011, from 3.53% for the same period in 2010.

Interest income increased $2.5 million, or 15.5%, to $19.0 million for the three months ended June 30, 2011, from $16.5 million for the three months ended June 30, 2010. The increase in interest income was primarily attributable to an increase in average interest-earning assets and the impact of a higher average yield on interest-earning assets. The average yield on interest-earning assets increased 33 basis points to 4.87% for the three months ended June 30, 2011, compared to 4.54% for the same period in 2010. Total average interest-earning assets increased $111.4 million, or 7.7%, to $1.564 billion for the three months ended June 30, 2011, from $1.453 billion for the same period in 2010. The increase in average interest-earning assets was due in substantial part to a $180.3 million, or 15.6%, increase in average loans receivable, and a net increase of $24.6 million, or 28.0%, in the average balance of securities, partially offset by a net decrease of $94.5 million, or 48.4%, in the average balance of interest-bearing deposits.

Interest income from loans, the most significant portion of interest income, increased $2.7 million, or 17.7%, to $18.2 million for the three months ended June 30, 2011, from $15.4 million for the same period in 2010. The increase in interest income from loans resulted primarily from an increase in average loans receivable to $1.334 billion for the three months ended June 30, 2011, from $1.154 billion for the same period in 2010, and a 10 basis point increase in the average yield on loans to 5.46% for the three months ended June 30, 2011, from 5.36% for the same period in 2010.

Interest income from securities decreased by $142,000, or 15.6%, to $768,000 for the three months ended June 30, 2011, from $910,000 for the same period in 2010. The decrease in interest income from securities was primarily due to a 142 basis point decrease in the average yield on securities to 2.73% for the three months ended June 30, 2011, from 4.15% for the same period in 2010. The decrease in the average yield of securities was partially offset by an increase of $24.6 million, or 28.0%, in the average outstanding balance of securities to $112.6 million for the three months ended June 30, 2011, from $88.0 million for the same period in 2010.

Interest income on interest-bearing deposits in other financial institutions decreased by $49,000, or 40.2%, to $73,000 for the three months ended June 30, 2011, from $122,000 for the same period in 2010. The decrease in interest income from interest-bearing deposits was primarily due to a decrease of $94.5 million, or 48.4%, in the average outstanding balance of interest-bearing deposits in other financial institutions to $100.8 million for the three months ended June 30, 2011, from $195.3 million for the same period in 2010, which partially offset by a four basis point increase in the average yield on interest-bearing deposits to 0.29% for the three months ended June 30, 2011 from 0.25% for the same period in 2010.

The FHLBC paid a dividend of $4,000 on its common stock in the second quarter of 2011; no dividend was paid in the second quarter of 2010.

Interest expense decreased $1.8 million, or 48.1%, to $1.9 million for the three months ended June 30, 2011, from $3.7 million for the three months ended June 30, 2010. The decrease in interest expense was due to a decrease in the weighted average interest rates that we paid on deposit accounts and on borrowings, partially offset by an increase in the balance of our average interest-bearing liabilities. The cost of our average interest-bearing liabilities decreased by 64 basis points to 0.60% for the three months ended June 30, 2011, from 1.24% for the same period in 2010. Our average interest-bearing liabilities increased $86.5 million, to $1.276 billion for the three months ended June 30, 2011, from $1.190 billion for the same period in 2010.

Interest expense on deposits decreased $1.6 million, or 46.2%, to $1.8 million for the three months ended June 30, 2011, from $3.4 million for the three months ended June 30, 2010. The decrease in interest expense on deposits reflected a 61 basis point decrease in the average rate paid on interest-bearing deposits to 0.59% for the three months ended June 30, 2011, from 1.20% for same period in 2010. The decrease in the average rate paid on interest-bearing deposits was partially offset by a $116.0 million, or 10.1%, increase in average interest-bearing deposits to $1.263 billion for the three months ended June 30, 2011, from $1.147 billion for the same period in 2010.

Interest expense on money market accounts decreased $562,000, or 57.5%, to $415,000 for the three months ended June 30, 2011, from $977,000 for the three months ended June 30, 2010. The decrease in interest expense on money market accounts reflected a 66 basis point decrease in the interest rate paid on these deposits to 0.47% for the three months ended June 30, 2011, from 1.13% for the same period in 2010, partially offset by a $5.9 million, or 1.7%, increase in the average balance of money market accounts to $354.0 million for the three months ended June 30,

2011, from $348.2 million for the same period in 2010.

Interest expense on interest-bearing NOW account deposits decreased $298,000, or 66.8%, to $148,000 for the three months ended June 30, 2011, from $446,000 for the three months ended June 30, 2010. The decrease in interest expense on interest-bearing NOW accounts reflected a 43 basis point decrease in the interest rates paid on interest-bearing NOW account deposits to 0.18% for the three months ended June 30, 2011, from 0.61% for the same period in 2010, partially offset by a increase of $36.9 million, or 12.6%, in the average balance of interest-bearing NOW account deposits to $329.5 million for the three months ended June 30, 2011, from $292.6 million for the same period in 2010.

Interest expense on certificates of deposit decreased $664,000, or 35.2%, to $1.2 million for the three months ended June 30, 2011, from $1.9 million for the three months ended June 30, 2010. The decrease in interest expense on certificates of deposit was due to a 73 basis point decrease in the interest rates paid on certificates of deposit to 1.13% for the three months ended June 30, 2011, from 1.86% for the same period in 2010, partially offset by a increase of $27.9 million, or 6.9%, in the average balance of certificates of deposit to $434.9 million for the three months ended June 30, 2011, from $407.0 million for the same period in 2010.

Interest expense on borrowings decreased $182,000, or 74.9%, to $61,000 for the three months ended June 30, 2011, from $243,000 for the same period in 2010. The decrease in interest expense on borrowings was due to a $29.5 million, or 68.6%, decrease of our average borrowings to $13.5 million for the three months ended June 30, 2011, from $43.0 million for the same period in 2010, and a 46 basis point decrease in interest rates paid on borrowings to 1.81% for the three months ended June 30, 2011, from 2.27% for the same period in 2010.

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

	For the three months ended June 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)

Interest-earning Assets:
Loans	$1,334,239	$18,155	5.46%	$1,153,960	$15,419	5.36%
Securities	112,636	768	2.73	88,017	910	4.15
Stock in FHLB	16,562	4	0.10	15,598	-	-
Other	100,807	73	0.29	195,260	122	0.25

Total interest-earning assets	1,564,244	19,000	4.87	1,452,835	16,451	4.54

Noninterest-earning assets	119,169			121,178

Total assets	$1,683,413			$1,574,013

Interest-bearing Liabilities:
Savings deposits	$144,519	62	0.17	$99,151	123	0.50
Money market accounts	354,030	415	0.47	348,153	977	1.13
Interest-bearing NOW accounts	329,482	148	0.18	292,589	446	0.61
Certificates of deposit	434,852	1,224	1.13	406,976	1,888	1.86

Total deposits	1,262,883	1,849	0.59	1,146,869	3,434	1.20
Borrowings	13,507	61	1.81	42,978	243	2.27

Total interest-bearing liabilities	1,276,390	1,910	0.60	1,189,847	3,677	1.24

Noninterest-bearing deposits	141,185			102,997
Noninterest-bearing liabilities	19,238			17,126

Total liabilities	1,436,813			1,309,970
Equity	246,600			264,043

Total liabilities and equity	$1,683,413			$1,574,013

Net interest income		$17,090			$12,774

Net interest rate spread (2)			4.27%			3.30%
Net interest-earning assets (3)	$287,854			$262,988

Net interest margin (4)			4.38%			3.53%
Ratio of interest-earning assets to interest-bearing liabilities	122.55%			122.10%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations to maintain the allowance for loan losses to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonaccrual and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $3.2 million for the three months ended June 30, 2011, compared to a provision for loan losses of $2.7 million for the three months ended June 30, 2010. Of the $3.2 million total provision for loan losses, the general valuation allowance increased by $1.2 million and the remaining $2.0 million represents net charge-off activity and specific valuation allowances.

The general valuation allowance increased $1.2 million primarily due to a mild deterioration in national and local economic factors, an initial allowance for the Downers Grove National Bank performing loan portfolio and an increase in the historical loss ratio for non-owner-occupied one-to-four family loans. In general, all other historical loss ratios were stable.

Net charge-offs of $2.7 million were offset by a decrease of $735,000 of specific valuation allowances allocated to impaired loans. The $735,000 decrease in specific valuation allowances allocated to impaired loans reflected an increase of $1.6 million from updated collateral valuations on real estate collateral, net of $2.3 million of charge offs related to properties transferred to OREO in the second quarter of 2011. Of the total charge-offs, $1.3 million related to the final disposition of a single non-owner-occupied single family residential property and $793,000 related to a TDR commenced in the first quarter of 2011 involving multiple loans to certain borrowers and a partnership in which they are members that are secured by non-owner-occupied single-family residential rental properties. The remaining amounts involved a variety of smaller impaired loans for which final resolution was reached in the second quarter of 2011.

Nonperforming Loans and Assets

The Company reviews loans on a regular basis, and generally places loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At June 30, 2011, we had several loans to a single borrower totaling $592,000 in this category. The borrower is in compliance with an informal forbearance agreement that was put into place pending the borrower’s anticipated final resolution of other matters affecting the borrower’s cash flows.

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

As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income-producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as-is”, “as-stabilized” or “as-improved” basis is most likely to produce the highest net realizable value. If we determine that the “as-stabilized” or “as-improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of June 30, 2011, substantially all impaired real estate loan collateral and OREO are valued on an “as-is basis.”

Estimates of the net realizable value of real estate collateral also include a deduction for the expected costs to sell the collateral or such other deductions from the cash flows resulting from the operation and liquidation of the asset as are appropriate. For most real estate collateral subject to the judicial foreclosure process, we generally apply a 10.0% deduction to the value of the asset to determine the expected costs to sell the asset. This estimate includes one year of real estate taxes, sales commissions and miscellaneous repair and closing costs. If we receive a purchase offer that requires unbudgeted repairs, or if the expected resolution period for the asset exceeds one year, we then include, on a case-by-case basis, the costs of the additional real estate taxes and repairs and any other material holding costs in the expected costs to sell the collateral. For OREO, we generally apply a 5.0% deduction to determine the expected costs to sell, as costs for real estate taxes and repairs are expensed when incurred.

Nonperforming Assets Summary

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets, excluding purchased impaired loans, at the dates indicated.

	June 30, 2011	March 31, 2011	Change
	(Dollars in thousands)
Nonaccrual loans
One-to-four family residential real estate loans	$7,485	$6,366	$1,119
One-to-four family residential real estate loans – non owner occupied	5,178	4,283	895
Multi-family mortgage loans	7,955	8,758	(803)
Wholesale commercial lending	4,405	4,405	–
Nonresidential real estate loans	12,393	12,830	(437)
Construction loans	121	3,274	(3,153)
Land loans	383	2,057	(1,674)
Commercial loans – secured	3,632	3,511	121
Commercial loans – unsecured	158	158	–
Commercial loans – other	96	96	–
Non-rated commercial leases	72	72	–
Consumer loans	–	–	–

Nonaccrual loans	41,878	45,810	(3,932)

Other real estate owned and in process
One-to-four family residential real estate	5,659	3,053	2,606
Multi-family mortgage	3,987	2,794	1,193
Nonresidential real estate loans	6,896	7,150	(254)
Land	3,218	2,174	1,044

Other real estate owned and in process – excluding purchased OREO	19,760	15,171	4,589

Purchased other real estate owned	7,272	7,542	(270)

Other real estate owned and in process	27,032	22,713	4,319

Nonperforming assets	$68,910	$68,523	$387

Loans on Nonaccrual Status

At June 30, 2011, nonaccrual loans decreased on a net basis due to a number of resolved loans and transfers of loans to OREO status. At June 30, 2011, the Company’s nonperforming loans consisted of 123 borrower relationships, with an average loan of $340,000 per borrower. Therefore, there are no specific concentrations of credit risk such that a majority of loans involves only a few borrower relationships. Our two largest nonperforming borrower relationships represent approximately 24% of total nonperforming loans. These loans are briefly described as follows:

•

We have a $5.8 million nonperforming loan that is secured by a retail shopping center located in our primary Chicago metropolitan market. As of June 30, 2011, this loan was on nonaccrual status and had a $781,000 specific valuation allowance that was based on an updated “as improved” third party appraisal. The shopping center is 92% occupied by businesses that are affiliated with investors in the entity that owns the shopping center. The loan is further secured by additional collateral pledged by the investors, and is supported by the personal guarantees of the investors. The business operations of the existing tenants of the shopping center, together with the supplementary personal resources of the guarantors, were not sufficient to comply with the planned payment schedule of principal and interest. Accordingly, pursuant to applicable regulatory guidance, future renewals of the loan will remain classified as a TDR, and the loan will remain on nonaccrual status until the borrower’s business operations demonstrate the capability to sustain at least six months of debt service on a fully amortizing basis.

•

We have a $4.4 million nonperforming loan that is secured by a 242-unit multi-family residential building located outside of our primary Chicago metropolitan area market. This loan is included in the Wholesale Commercial Lending loan class for allowance purposes. As of June 30, 2011, this loan was on nonaccrual status and had a $1.5 million specific valuation allowance that was based on an updated “as improved” third-party appraisal and a recently-approved budget for capital expenditures for the property.

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

	Balance at March 31, 2011	Additions	Acquired other real estate owned activity, net	Write-downs	Sale	Balance at June 30, 2011
	(Dollars in thousands)

One-to-four family residential	$3,210	$3,132	$170	$(45)	$(481)	$5,986
Multi-family mortgage	2,794	1,532	-	-	(339)	3,987
Nonresidential real estate	9,117	-	1,039	(254)	-	9,902
Land	7,592	1,044	(1,479)	-	-	7,157

Total other real estate owned and in process	$22,713	$5,708	$(270)	$(299)	$(820)	$27,032

OREO and OREO in process increased $4.3 million in the second quarter. The most significant additions to OREO is as follows:

•

We had a $4.4 million credit exposure to a single borrower secured by a completed single-family residence that the borrower constructed for the purposes of sale, a parcel of vacant land, and the borrower’s personal residence. All of the real estate collateral is located in our primary Chicago metropolitan market. In July, 2011, we sold the completed single-family residence in an arms-length orderly liquidation for $2.0 million, representing 90% of the listing price. The commissions, sale prorations and closing expenses for the sale totaled $176,000. OREO in process at June 30, 2011 included the single family residence at a fair value of $1.8 million and the parcel of vacant land at a fair value of $540,000. At June 30, 2100, we charged off $1.3 million on this credit exposure, of which $900,000 had been reserved in prior periods, to reflect the final disposition of the completed single family residence and to reduce the fair value of the parcel of vacant land to $540,000.

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

Troubled Debt Restructurings

The following table sets forth troubled debt restructurings by loan category:

	June 30, 2011	March 31, 2011	Change
	(dollars in thousands)

One-to-four family residential real estate – non-owner occupied	$3,449	$4,200	$(751)
Multi-family mortgage	2,791	1,667	1,124
Nonresidential real estate	2,784	1,693	1,091

Troubled debt restructured loans – accrual loans	9,024	7,560	1,464

One-to-four family residential real estate – non-owner occupied	793	–	793
Multi-family mortgage	10	11	(1)
Nonresidential real estate	2,026	3,137	(1,111)
Commercial loans – secured	73	–	73

Troubled debt restructured loans – nonaccrual loans	2,902	3,148	(246)

Total troubled debt restructured loans	$11,926	$10,708	$1,218

TDR loans increased $1.2 million during the second quarter of 2011. Total loans classified as TDRs were 0.91% of total loans at June 30, 2011, and 0.81% of total loans at March 31, 2011.

During the second quarter of 2011, we worked to finalize a restructuring of $5.7 million in loans that we made to two family-related borrowers and a partnership in which they are members. The loans are secured by non-owner occupied one-to-four family rental properties located in our primary Chicago metropolitan market. At March 31, 2011, we classified the loans as a TDR and recorded a $1.2 million charge-off against the original credit exposure based on the terms of a restructuring that we proposed to the borrowers after the partnership filed a Chapter 11 bankruptcy case early in the second quarter of 2011. The proposed restructuring involved a division of assets between the individual borrowers and a segregation of the new total loan amount into a conforming “A” fully amortizing note for $3.4 million and a “B” fully amortizing note for an original balance of $800,000. A cash collateral order was entered in the bankruptcy case requiring the borrowers to pay us rental income from the properties in an amount sufficient to service the proposed “A” and “B” notes, and to continue to fund real estate tax escrows that had previously been established for the loans. At June 30, 2011, all of the loan and escrow payments that were required by the cash collateral order were current. Nonetheless, we elected to charge-off the $793,000 attributable to the proposed “B” note at June 30, 2011 because we received indications that the borrowers believed that they would be unable to finalize the restructuring on the originally proposed terms. We are currently working with the borrowers to determine whether a restructuring of the loans can be accomplished on mutually acceptable terms, or whether an orderly liquidation of the properties conducted with their cooperation should be pursued.

Of the $11.9 million in loans that were classified as TDRs at June 30, 2011, 76% were on accrual status and continued to perform according to the terms of the applicable loan agreements. Of the $10.7 million in loans that were classified as TDRs at March 31, 2011, 71% remained on accrual status as of that date.

The following table summarizes noninterest income for three-month periods ended June 30, 2011 and 2010:

	Three months ended June 30,
	2011	2010	Change
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$691	$792	$(101)
Other fee income	413	500	(87)
Insurance commissions and annuities income	155	179	(24)
Gain on sale of loans, net	39	68	(29)
Gain on sale of securities	-	31	(31)
Loss on disposition of premises and equipment, net	(10)	(17)	7
Loan servicing fees	137	154	(17)
Amortization and impairment of servicing assets	(51)	(78)	27
Earnings on bank owned life insurance	162	92	70
Trust income	216	12	204
Other	127	79	48

Total noninterest income	$1,879	$1,812	$67

Noninterest Income. Noninterest income increased $67,000, or 3.7%, to $1.9 million for the three months ended June 30, 2011, from $1.8 million for the same period in 2010. Deposit service charges and fees decreased $101,000, or 12.8%, to $691,000 for the three months ended June 30, 2011, from $792,000 for the same period in 2010. Other fee income decreased $87,000, or 17.4%, to $413,000 for the three months ended June 30, 2011, compared to $500,000 for the same period in 2010. Income from insurance commissions and annuities decreased $24,000, or 13.4%, to $155,000 for the three months ended June 30, 2011, from $179,000 for the same period in 2010. Gains on sales of loans were $39,000 for the three months ended June 30, 2011, compared to $68,000 for the same period in 2010, due to a decrease in the volume of loan sales. Loan servicing income decreased $17,000, or 11.0%, to $137,000 for the three months ended June 30, 2011, from $154,000 for the same period in 2010. In the second quarter 2010, we recorded a recovery of our mortgage servicing rights portfolio of $233,000 due to the combined effects of market interest rates and their concomitant effect on prepayment speeds during the quarter compared to no reserve for the same period in 2011. Earnings on bank-owned life insurance were $162,000 for the three months ended June 30, 2011, compared to $92,000 for the same period in 2010. Trust department income increased $204,000 to $216,000 for the three months ended June 30, 2011, compared to $12,000 for the same period in 2010, due to the acquisition of Downers Grove National Bank on March 18, 2011. Other income increased $48,000 to $127,000 for the three months ended June 30, 2011, from $79,000 for the same period in 2010.

The following table summarizes noninterest expense for the three-month periods ended June 30, 2011 and 2010:

	Three months ended June 30,
	2011	2010	Change
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$7,120	$6,552	$568
Office occupancy and equipment	1,736	1,609	127
Advertising and public relations	260	303	(43)
Information technology	1,091	961	130
Supplies, telephone and postage	439	406	33
Amortization of intangibles	470	399	71
Nonperforming asset management	1,279	355	924
Gain on sale of other real estate owned	(57)	107	(164)
Operations of other real estate owned	912	393	519
FDIC insurance premiums	186	532	(346)
Acquisition expenses	240	-	240
Other	947	753	194

Total noninterest expense	$14,623	$12,370	$2,253

Noninterest Expense. Noninterest expense was $14.6 million for the three months ended June 30, 2011, compared to $12.4 million for the three months ended June 30, 2010, primarily due to expense relating to the acquisition of Downers Grove National Bank and an increase in nonperforming asset and OREO expense. Compensation and benefits expense increased $568,000, or 8.7%, to $7.1 million, from $6.6 million for the same period in 2010. This increase is due primarily to residual transitional staffing expenses relating to Downers Grove National Bank and additional staffing that is required for the trust department and the two additional branch offices that were acquired in the transaction. Office occupancy and equipment expense increased $127,000, or 7.9%, to $1.7 million, compared to $1.6 million for the same period in 2010.

Net expense from nonperforming asset management was $1.3 million for the three months ended June 30, 2011, compared to $355,000 for the same period in 2010. Net expense from nonperforming asset management included $532,000 for real estate taxes, $312,000 in maintenance and repair expenses and $313,000 in receiver expenses. These expenses were partially offset by $329,000 rental collections

We recorded a gain from sales of OREO in the amount of $57,000 for the three months ended June 30, 2011, compared to a $107,000 loss for the same period in 2010. Net expense from operations of OREO was $912,000 for the three months ended June 30, 2011, compared to $393,000 for the same period in 2010. Net expense from operations of OREO included $253,000 for legal, insurance and property manager fee expenses for the three months ended June 30, 2011, compared to $26,000 for the same period in 2010. Real estate taxes for OREO was $290,000 for the three months ended June 30, 2011, compared to $66,000 for the same period in 2010. Net expense from operations of OREO for the current quarter also included $296,000 in write-downs on other real estate owned, compared to $133,000 for the same period in 2010.

Income Tax Expense (Benefit). We recorded an income tax expense of $145,000 for the three months ended June 30, 2011 compared to an income tax benefit of $161,000 recorded for the same period 2010. The effective tax rate for the three months ended June 30, 2011 was 12.4% compared to 35.9% in 2010.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

Net Income (Loss). We had net income of $249,000 for the six months ended June 30, 2011, compared to $428,000 for the six months ended June 30, 2010, due in substantial part to transaction expenses that we recorded in connection with our multi-family loan purchase from Citibank and the acquisition of Downers Grove National Bank. Our earnings per share of common stock for the six months ended June 30, 2011 was $0.01 per basic and fully diluted share, respectively, compared to $0.02 per basic and fully diluted share, respectively, for the six-month period ending June 30, 2010.

Net Interest Income. Net interest income increased by $4.5 million, or 17.1%, to $30.4 million for the six months ended June 30, 2011, from $26.0 million for the six months ended June 30, 2010. The increase reflected a $752,000 increase in interest income, and a $3.7 million decrease in interest expense. Our net interest rate spread increased by 60 basis points to 3.99% for the six months ended June 30, 2011, from 3.39% for the same period in 2010. Our net interest margin increased by 48 basis points to 4.11% for the six months ended June 30, 2011, from 3.63% for the same period in 2010.

Interest income increased $752,000, or 2.2%, to $34.3 million for the six months ended June 30, 2011, from $33.6 million for the six months ended June 30, 2010. The increase in interest income was primarily attributable to the increase in average interest-earning assets and the impact of a lower average yield on interest-earning assets. The average yield on interest-earning assets declined five basis points to 4.64% for the six months ended June 30, 2011, compared to 4.69% for the same period in 2010. Total average interest-earning assets increased $48.3 million, or 3.3%, to $1.493 billion for the six months ended June 30, 2011, from $1.445 billion for the same period in 2010. The increase in average interest-earning assets was due in substantial part to a $53.9 million, or 4.6%, increase in average loans receivable, and a net increase of $23.4 million, or 25.3%, in the average balance of securities.

Interest income from loans, the most significant portion of interest income, increased $1.1 million, or 3.5%, to $32.6 million for the six months ended June 30, 2011, from $31.5 million for the same period in 2010. The increase in interest income from loans resulted primarily from an increase of $53.9 million, or 4.6%, in average loans receivable to $1.228 billion for the six months ended June 30, 2011, from $1.174 billion for the same period in 2010, partially offset by a net decrease of six basis points in the average yield on loans to 5.35% for the six months ended June 30, 2011, from 5.41% for the same period in 2010.

Interest income from securities decreased by $328,000, or 17.1%, to $1.6 million for the six months ended June 30, 2011, from $1.9 million for the same period in 2010. The decrease in interest income from securities was primarily due to a 142 basis point decrease in the average yield on securities to 2.77% for the six months ended June 30, 2011 from 4.19% for the same period in 2010. The decrease in the average yield of securities was partially offset by an increase of $23.4 million, or 25.3%, in the average outstanding balance of securities to $115.7 million for the six months ended June 30, 2011, from $92.4 million for the same period in 2010.

Interest income on interest-bearing deposits decreased by $17,000, or 8.4%, to $185,000 for the six months ended June 30, 2011, from $202,000 for the same period in 2010. The decrease in interest income from interest-bearing deposits was primarily due to a decrease of $29.5 million, or 18.1%, in the average outstanding balance of interest-bearing deposits to $133.6 million for the six months ended June 30, 2011, from $163.1 million for the same period in 2010, partially offset by a three basis point increase in the average yield on interest-bearing deposits to 0.28% for the six months ended June 30, 2011 from 0.25% for the same period in 2010.

The FHLBC paid a dividend of $8,000 on its common stock in the six months ended June 30, 2011; no dividend was paid in the first six months of 2010.

Interest expense decreased $3.7 million, or 48.6%, to $3.9 million for the six months ended June 30, 2011, from $7.6 million for the six months ended June 30, 2010. The decrease in interest expense was due to a decrease in the weighted average interest rates that we paid on deposit accounts and on borrowings, partially offset by an increase in the balance of our average interest-bearing liabilities. The cost of our average interest-bearing liabilities decreased by 65 basis points to 0.65% for the six months ended June 30, 2011, from 1.30% for the same period in 2010. Our average interest-bearing liabilities increased $36.1 million, to $1.217 billion for the six months ended June 30, 2011, from $1.181 billion for the same period in 2010.

Interest expense on deposits decreased $3.3 million, or 46.9%, to $3.7 million for the six months ended June 30, 2011, from $7.1 million for the six months ended June 30, 2010. The decrease in interest expense on deposits reflected a 63 basis point decrease in the average rate paid on interest-bearing deposits to 0.63% for the six months ended June 30, 2011, from 1.26% for same period in 2010. The decrease in the average rate paid on interest-bearing deposits was partially offset by a $66.9 million, or 5.9%, increase in average interest-bearing deposits to $1.202 billion for the six months ended June 30, 2011, from $1.135 billion for the same period in 2010.

Interest expense on money market accounts decreased $1.1 million, or 56.2%, to $855,000 for the six months ended

June 30, 2011, from $2.0 million for the six months ended June 30, 2010. The decrease in interest expense on money market accounts reflected a 67 basis point decrease in the interest rate paid on these deposits to 0.49% for the six months ended June 30, 2011, from 1.16% for the same period in 2010, partially offset by a $9.8 million, or 2.9%, increase in the average balance of money market accounts to $348.6 million for the six months ended June 30, 2011, from $338.8 million for the same period in 2010.

Interest expense on interest-bearing NOW account deposits decreased $609,000, or 66.9%, to $301,000 for the six months ended June 30, 2011, from $910,000 for the six months ended June 30, 2010. The decrease in interest expense on interest-bearing NOW accounts reflected a 44 basis point decrease in the interest rates paid on interest-bearing NOW account deposits to 0.19% for the six months ended June 30, 2011, from 0.63% for the same period in 2010, partially offset by an increase of $24.1 million, or 8.2%, in the average balance of interest-bearing NOW account deposits to $316.5 million for the six months ended June 30, 2011, from $292.5 million for the same period in 2010.

Interest expense on certificates of deposit decreased $1.5 million, or 37.7%, to $2.5 million for the six months ended June 30, 2011, from $4.0 million for the six months ended June 30, 2010. The decrease in interest expense on certificates of deposit was due to a 76 basis point decrease in the interest rates paid on certificates of deposit to 1.21% for the six months ended June 30, 2011, from 1.97% for the same period in 2010, partially offset by an increase of $5.2 million, or 1.3%, in the average balance of certificates of deposit to $410.3 million for the six months ended June 30, 2011, from $405.1 million for the same period in 2010.

Interest expense on borrowings decreased $386,000, or 71.1%, to $157,000 for the six months ended June 30, 2011, from $543,000 for the same period in 2010. The decrease in interest expense on borrowings was due to a $30.9 million, or 66.3%, decrease of our average borrowings to $15.7 million for the six months ended June 30, 2011, from $46.6 million for the same period in 2010, and a 33 basis point decrease in interest rates paid on borrowings to 2.02% for the six months ended June 30, 2011, from 2.35% for the same period in 2010.

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

	For the six months ended June 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)

Interest-earning Assets:
Loans	$1,227,877	$32,565	5.35%	$1,174,025	$31,476	5.41%
Securities	115,726	1,590	2.77	92,373	1,918	4.19
Stock in FHLB	16,138	8	0.10	15,598	-	-
Other	133,618	185	0.28	163,082	202	0.25

Total interest-earning assets	1,493,359	34,348	4.64	1,445,078	33,596	4.69

Noninterest-earning assets	117,116			121,696

Total assets	$1,610,475			$1,566,774

Interest-bearing Liabilities:
Savings deposits	$126,191	128	0.20	$98,299	244	0.50
Money market accounts	348,601	855	0.49	338,834	1,953	1.16
Interest-bearing NOW accounts	316,545	301	0.19	292,481	910	0.63
Certificates of deposit	410,292	2,465	1.21	405,105	3,956	1.97

Total deposits	1,201,629	3,749	0.63	1,134,719	7,063	1.26
Borrowings	15,701	157	2.02	46,558	543	2.35

Total interest-bearing liabilities	1,217,330	3,906	0.65	1,181,277	7,606	1.30

Noninterest-bearing deposits	124,729			102,423
Noninterest-bearing liabilities	18,918			18,964

Total liabilities	1,360,977			1,302,664
Equity	249,498			264,110

Total liabilities and equity	$1,610,475			$1,566,774

Net interest income		$30,442			$25,990

Net interest rate spread (2)			3.99%			3.39%
Net interest-earning assets (3)	$276,029			$263,801

Net interest margin (4)			4.11%			3.63%
Ratio of interest-earning assets to interest-bearing liabilities	122.67%			122.33%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. Based on our evaluation of the above factors, we recorded a provision for loan losses of $5.6 million for the six months ended June 30, 2011, compared to a provision for loan losses of $3.5 million for the six months ended June 30, 2010. Of the $5.6 million total provision for loan losses, the general valuation allowance increased by $1.6 million and the remaining $4.0 million represents net charge-off activity and specific valuation allowances.

The general valuation allowance increased $1.6 million primarily due to a mild deterioration in national and local economic factors, an initial allowance for the Downers Grove National Bank performing loan portfolio and an increase in the historical loss ratio for non-owner-occupied one-to-four family loans. In general, all other historical loss ratios were stable.

Net charge-offs of $4.8 million were offset by a decrease of $789,000 of specific valuation allowances allocated to impaired loans. The $789,000 decrease in specific valuation allowances allocated to impaired loans reflected an increase of $1.6 million from updated collateral valuations on real estate collateral, net of $2.4 million of charge offs related to properties transferred to OREO in 2011. Of the total charge-offs, $1.3 million related to the final disposition of a single non-owner-occupied single family residential property and $2.1 million related to a TDR commenced in the first quarter of 2011 involving multiple loans to certain borrowers and a partnership in which they are members that are secured by non-owner-occupied single-family residential rental properties. The remaining amounts involved a variety of smaller impaired loans for which final resolution was reached in the first half of 2011.

Nonperforming Assets Summary

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets, excluding purchased impaired loans, at the dates indicated.

	June 30, 2011	December 31, 2010	Change
	(Dollars in thousands)
Nonaccrual loans
One-to-four family residential real estate loans	$7,485	$5,748	$1,737
One-to-four family residential real estate loans – non owner occupied	5,178	4,311	867
Multi-family mortgage loans	7,955	8,823	(868)
Wholesale commercial lending	4,405	4,405	-
Nonresidential real estate loans	12,393	12,428	(35)
Construction loans	121	3,274	(3,153)
Land loans	383	2,865	(2,482)
Commercial loans – secured	3,632	3,511	121
Commercial loans – unsecured	158	158	-
Commercial loans – other	96	97	(1)
Non-rated commercial leases	72	72	-
Consumer loans	–	3	(3)

Nonaccrual loans	41,878	45,695	(3,817)

Other real estate owned and in process
One-to-four family residential real estate	5,659	3,015	2,644
Multi-family mortgage	3,987	2,486	1,501
Nonresidential real estate loans	6,896	7,376	(480)
Land	3,218	1,745	1,473

Other real estate owned and in process – excluding purchased OREO	19,760	14,622	5,138

Purchased other real estate owned	7,272	-	7,272

Other real estate owned and in process	27,032	14,622	12,410

Nonperforming assets	$68,910	$60,317	$8,593

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

	Balance at December 31, 2010	Additions	Acquired other real estate owned, net	Write-downs	Sale	Balance at June 30, 2011
	(Dollars in thousands)

One-to-four family residential	$3,015	$3,244	$327	$(119)	$(481)	$5,986
Multi-family mortgage	2,486	2,388	–	(105)	(782)	3,987
Nonresidential real estate	7,376	302	3,006	(254)	(528)	9,902
Land	1,745	1,473	3,939	–	-	7,157

Total other real estate owned and in process	$14,622	$7,407	$7,272	$(478)	$(1,791)	$27,032

Of the total increase in other real estate owned and in process of $12.4 million, $7.3 million is attributable to our acquisition of Downers Grove National Bank.

Troubled Debt Restructurings

The following table sets forth troubled debt restructurings by loan category:

	June 30, 2011	December 31, 2010	Change
	(dollars in thousands)

One-to-four family residential real estate – non-owner occupied	$3,449	$–	$3,449
Multi-family mortgage	2,791	1,675	1,116
Nonresidential real estate	2,784	1,699	1,085

Troubled debt restructured loans – accrual loans	9,024	3,374	5,650

One-to-four family residential real estate – non-owner occupied	793	–	$793
Multi-family mortgage	10	13	(3)
Nonresidential real estate	2,026	3,137	(1,111)
Commercial loans – secured	73	–	73

Troubled debt restructured loans – nonaccrual loans	2,902	3,150	(248)

Total troubled debt restructured loans	$11,926	$6,524	$5,402

TDR loans increased $5.4 million during the first half of 2011. Total loans classified as TDRs were 0.91% of total loans at June 30, 2011, and 0.61% of the total loans at December 31, 2010.

Of the $11.9 million in loans that were classified as TDRs at June 30, 2011, 76% were on accrual status and continued to perform according to the terms of the applicable loan agreements. Of the $6.5 million in loans that were classified as TDRs at December 31, 2010, $3.4 million, or 52%, remained on accrual status as of that date.

The following table summarizes noninterest income for six-month periods ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010	Change
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$1,303	$1,565	$(262)
Other fee income	795	934	(139)
Insurance commissions and annuities income	324	314	10
Gain on sale of loans, net	58	115	(57)
Gain on sale of securities	-	31	(31)
Loss on disposition of premises and equipment, net	(20)	(17)	(3)
Loan servicing fees	269	324	(55)
Amortization and impairment of servicing assets	(105)	(321)	216
Earnings on bank owned life insurance	320	171	149
Trust income	292	24	268
Other	214	127	87

Total noninterest income	$3,450	$3,267	$183

Noninterest Income. Noninterest income increased $183,000, or 5.6%, to $3.4 million for the six months ended June 30, 2011, from $3.3 million for the same period in 2010. Deposit service charges and fees decreased $262,000, or 16.7%, to $1.3 million for the six months ended June 30, 2011, from $1.6 million for the same period in 2010. Other fee income decreased $139,000, or 14.9%, to $795,000 for the six months ended June 30, 2011, compared to $934,000 for the same period in 2010. Gains on sales of loans were $57,000, a decrease of $58,000 for the six months ended June 30, 2011, compared to $115,000 for the same period in 2010, due to a decrease in the volume of loan sales. Loan servicing income decreased $55,000, or 17.0%, to $269,000 for the six months ended June 30, 2011, from $324,000 for the same period in 2010. In the first half of 2010, we recorded a recovery of our mortgage servicing rights portfolio of $57,000 due to the combined effects of market interest rates and their concomitant effect on prepayment speeds, compared to no reserve for the same period in 2011. Earnings on bank-owned life insurance were $320,000 for the six months ended June 30, 2011, compared to $171,000 for the same period in 2010. Trust department income increased $268,000 to $292,000 for the six months ended June 30, 2011, compared to $24,000 for the same period in 2010, due to the acquisition of Downers Grove National Bank on March 18, 2011. Other income increased $87,000 to $214,000 for the six months ended June 30, 2011, from $127,000 for the same period in 2010.

The following table summarizes noninterest expense for the six-month periods ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010	Change
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$13,720	$13,763	$(43)
Office occupancy and equipment	3,604	3,410	194
Advertising and public relations	497	519	(22)
Information technology	2,039	1,882	157
Supplies, telephone and postage	814	767	47
Amortization of intangibles	852	804	48
Nonperforming asset management	1,734	622	1,112
Gain on sale of other real estate owned	(109)	107	(216)
Operations of other real estate owned	1,417	527	890
FDIC insurance premiums	753	1,087	(334)
Acquisition expenses	1,771	-	1,771
Other	1,786	1,560	226

Total noninterest expense	$28,878	$25,048	$3,830

Noninterest Expense. Noninterest expense was $28.9 million for the six months ended June 30, 2011, compared to $25.0 million for the six months ended June 30, 2010, an increase of $3.8 million, or 15.3% primarily due to expense relating to the acquisition of Downers Grove National Bank and an increase in nonperforming asset and OREO expense. Compensation and benefits expense decreased $43,000, to $13.7 million, from $13.8 million for the same period in 2010. This decrease reflected a $534,000 decrease in stock-based compensation expense, as the majority of stock awards fully vested in December 2010, offset by residual transitional staffing expenses relating to Downers Grove National Bank and additional staffing that is required for the trust department and the two additional branch offices that were acquired in the transaction. Office occupancy and equipment expense increased $194,000, or 5.7%, to $3.6 million, compared to $3.4 million for the same period in 2010.

Net expense from nonperforming asset management was $1.7 million for the six months ended June 30, 2011, compared to $622,000 for the same period in 2010. Net expense from nonperforming asset management included $833,000 for real estate taxes for the six months ended June 30, 2011, compared to no expenses for real estate taxes for the same period in 2010.

We recorded a gain from sales of OREO of $109,000 for the six months ended June 30, 2011, compared to a $107,000 loss for the same period in 2010. Net expense from operations of OREO was $1.4 million for the six months ended June 30, 2011, compared to $527,000 for the same period in 2010. Net expense from operations of OREO included $513,000 for legal, insurance and receiver or property manager fee expenses for the six months ended June 30, 2011 compared to $49,000 for the same period in 2010. Real estate taxes for other real estate owned was $374,000 for the six months ended June 30, 2011, compared to $130,000 for the same period 2010. Net expense from operations of other real estate owned for the current quarter also included $474,000 in write-downs or losses on other real estate owned, compared to $188,000 for the same period in 2010.

Acquisition expense recorded included $1.8 million in expenses relating to the acquisition of Downers Grove National Bank, including $432,000 in data processing contracts and operational expenses, and $687,000 that was recorded for contract and severance payments. Also recorded was $398,000 of expenses relating to the multi-family loan purchase from Citibank.

Income Tax Expense (Benefit). We recorded an income tax benefit of $834,000 for the six months ended June 30, 2011, compared to an income tax expense of $265,000 for the same period in 2010. The effective tax rate for the six months ended June 30, 2011 was 142.6% compared to 38.2% in 2010 due to the impact of permanent book versus tax differences in relation to pre-tax income. As a result of the Illinois corporate income tax rate increase, we recorded an additional tax benefit of $227,000 for the six months ended June 30, 2011 related to the write-up of state deferred tax assets.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the FHLBC, which provides an additional source of short-term and long-term funding. Outstanding borrowings from the FHLBC were $6.0 million at June 30, 2011, at a weighted average interest rate of 3.29%. A total of $3.0 million of these borrowings will mature in less than one year. Outstanding FHLBC borrowings were $16.0 million at December 31, 2010.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $12.8 million in cash and cash equivalents as of June 30, 2011 and cash dividends from our subsidiary, the Bank.

As of June 30, 2011, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2011, we had no other material commitments for capital expenditures.

Capital Resources. Total stockholders’ equity was $250.4 million at June 30, 2011, compared to $253.3 million at December 31, 2010. The decrease in total stockholders’ equity was primarily due to the combined impact of our declaration and payment of cash dividends totaling $3.0 million and a $649,000 decrease in accumulated other comprehensive income during that period, partially offset by net income of $249,000 for the six months ended June 30, 2011. The unallocated shares of common stock that our ESOP owns were reflected as a $13.7 million reduction to stockholders’ equity at June 30, 2011, compared to a $14.2 million reduction to stockholders’ equity at December 31, 2010.

As of June 30, 2011, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that have been authorized for repurchase by the Company’s Board of Directors. As previously disclosed, the authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The authorization may be suspended, terminated or modified at any time prior to November 15, 2011 for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed relevant. These factors will also affect the timing and amount of share repurchases. For additional information, see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. (c) Repurchases of Our Equity Securities.”

At June 30, 2011 and December 31, 2010, the actual regulatory capital ratios and minimum required regulatory ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions

June 30, 2011
Total capital (to risk-weighted assets)	14.99%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	13.90	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	11.28	4.00	5.00

December 31, 2010
Total capital (to risk-weighted assets)	18.38%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	17.20	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.48	4.00	5.00

As of June 30, 2011 and December 31, 2010, the Office of Thrift Supervision (“OTS”) categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well-capitalized status.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which was signed by the President on July 21, 2010, provides for the transfer of the authority for regulating and supervising federal savings banks from the OTS to the Office of the Comptroller of the Currency (“OCC”), and the authority for regulating and supervising savings and loan holding companies and their non-depository subsidiaries from the OTS to the Board of Governors of the Federal Reserve Board (“FRB”). The transfer occurred on July 21, 2011. The Dodd-Frank Act also created a new federal agency, the Consumer Financial Protection Bureau (“CFPB”), as an independent bureau of the Federal Reserve Board, to conduct rule-making, supervision, and enforcement of federal consumer financial protection and fair lending laws and regulations. The CFPB has examination and primary enforcement authority in connection with these laws and regulations for depository institutions with total assets of more than $10 billion. Depository institutions with $10 billion or less in total assets are examined for compliance with these laws and regulations by their primary federal regulators, and are subject to their enforcement authority. Because of these changes, the OCC became the primary federal regulator of the Bank and the FRB became the primary federal regulator of the Company on the transfer date. The Bank is not subject to the examination or the primary enforcement authority of the CFPB.

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

Quantitative Analysis. The following table sets forth, as of June 30, 2011, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the US Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates	Estimated Increase in NPV		Decrease in Estimated Net Interest Income
(basis points)	Amount	Percent	Amount	Percent
	(dollars in thousands)		(dollars in thousands)
+400	$12,229	4.89%	$(5,224)	(8.25)%
+300	11,046	4.42	(3,681)	(5.82)
+200	8,814	3.53	(2,415)	(3.82)
+100	5,579	2.23	(1,136)	(1.80)
0	–	–	–	–

The Company has opted not to include an estimate for a decrease in rates at June 30, 2011 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at June 30, 2011, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 3.53% increase in NPV and a $2.4 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. In accordance with this authorization, the Company had repurchased 4,239,134 shares of its common stock as of June 30, 2011. The Company did not conduct any repurchases during the second quarter of 2011. The current share repurchase authorization will expire on November 15, 2011, unless extended.

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
Date: August 4, 2011
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

Interactive data as required by regulation S-K will be filed by amendment to this Quarterly Report on Form 10-Q.