Form 10-Q/A
period 2011-06-30
BankFinancial CORP
filed 2011-08-18
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X   No       .

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

Explanatory Note

This Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2011, is filed solely to furnish Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, these interactive data files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Exhibit
Number	Description

31.1	Certification of F. Morgan Gasior, Chairman of the Board, Chief Executive Officer and President, Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (1)

31.2	Certification of Paul A. Cloutier, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (1)

32.1	Certification of F. Morgan Gasior, Chairman of the Board, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Paul A. Cloutier, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

(1)	Previously filed or furnished with our Quarterly Report on Form 10-Q filed August 4, 2011.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKFINANCIAL CORPORATION
(Registrant)

Date: August 18, 2011
/s/ F. MORGAN GASIOR
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ PAUL A. CLOUTIER
Paul A. Cloutier
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of F. Morgan Gasior, Chairman of the Board, Chief Executive Officer and President, Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (1)

31.3	Certification of Paul A. Cloutier, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (1)

32.3	Certification of F. Morgan Gasior, Chairman of the Board, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.4	Certification of Paul A. Cloutier, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

(1)	Previously filed or furnished with our Quarterly Report on Form 10-Q filed August 4, 2011.
(2)	Furnished herewith.