Form 10-Q
period 2011-09-30
BankFinancial CORP
filed 2011-11-09
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                     to

Commission File Number 0–51331

BANKFINANCIAL CORPORATION

(Exact Name of Registrant as Specified in Charter)

Maryland	75–3199276
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

15W060 North Frontage Road, Burr Ridge, Illinois	60527
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 894–6900

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. 21,072,966 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 4, 2011.

BANKFINANCIAL CORPORATION

Form 10–Q Quarterly Report

PART 1

ITEM 1. FINANCIAL STATEMENTS

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from other financial institutions	$15,270	$18,097
Interest–bearing deposits in other financial institutions	92,898	202,713

Cash and cash equivalents	108,168	220,810
Securities, at fair value	94,880	120,747
Loans held–for–sale	1,388	2,716
Loans receivable, net of allowance for loan losses: September 30, 2011, $28,778 and December 31, 2010, $22,180	1,270,023	1,050,766
Other real estate owned and other real estate owned in process	24,278	14,622
Stock in Federal Home Loan Bank, at cost	16,346	15,598
Premises and equipment, net	38,948	32,495
Accrued interest receivable	5,557	5,390
Goodwill	22,566	22,566
Core deposit intangible	4,038	2,700
Bank owned life insurance	21,066	20,581
FDIC prepaid expense	4,662	4,845
Income tax receivable	1,445	1,749
Deferred taxes, net	15,444	9,333
Other assets	5,017	5,737

Total assets	$1,633,826	$1,530,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	1,352,808	1,235,377
Borrowings	9,253	23,749
Advance payments by borrowers taxes and insurance	14,121	7,325
Accrued interest payable and other liabilities	10,542	10,919

Total liabilities	1,386,724	1,277,370
Commitments and contingent liabilities

Stockholders’ equity:

Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,072,966 shares issued at September 30, 2011 and December 31, 2010	211	211
Additional paid–in capital	193,983	194,186
Retained earnings	65,206	71,278
Unearned Employee Stock Ownership Plan shares	(13,458)	(14,190)
Accumulated other comprehensive income	1,160	1,800

Total stockholders’ equity	247,102	253,285

Total liabilities and stockholders’ equity	$1,633,826	$1,530,655

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) – (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$17,350	$14,920	$49,915	$46,396
Securities	566	809	2,156	2,727
Other	74	163	267	365

Total interest income	17,990	15,892	52,338	49,488

Interest expense
Deposits	1,593	2,959	5,342	10,022
Borrowings	36	179	193	722

Total interest expense	1,629	3,138	5,535	10,744

Net interest income	16,361	12,754	46,803	38,744
Provision for loan losses	7,384	419	12,983	3,935

Net interest income after provision for loan losses	8,977	12,335	33,820	34,809

Noninterest income
Deposit service charges and fees	699	776	2,010	2,341
Other fee income	381	482	1,168	1,416
Insurance commissions and annuities income	146	234	470	548
Gain on sale of loans, net	83	202	141	317
Gain (loss) on disposition of premises and equipment, net	1	(2)	(19)	(19)
Loan servicing fees	138	143	407	467
Amortization and impairment of servicing assets	(105)	(90)	(210)	(411)
Earnings on bank owned life insurance	165	115	485	286
Trust income	199	11	490	35
Other	156	87	371	245

Total noninterest income	1,863	1,958	5,313	5,225

Noninterest expense
Compensation and benefits	6,229	6,583	19,949	20,346
Office occupancy and equipment	1,845	1,723	5,449	5,133
Advertising and public relations	333	321	830	840
Information technology	1,085	893	3,124	2,775
Supplies, telephone, and postage	450	391	1,264	1,158
Amortization of intangibles	470	399	1,322	1,203
Nonperforming asset management	1,267	821	3,001	1,444
Loss (gain) on sale of other real estate owned	16	206	(98)	314
Operations of other real estate owned	1,572	348	2,994	874
FDIC insurance premiums	354	520	1,107	1,607
Acquisition expenses	—	—	1,748	—
Other	1,016	985	2,825	2,544

Total noninterest expense	14,637	13,190	43,515	38,238

Income (loss) before income taxes	(3,797)	1,103	(4,382)	1,796
Income tax expense (benefit)	(1,901)	366	(2,735)	631

Net income (loss)	$(1,896)	$737	$(1,647)	$1,165

Basic income (loss) per common share	$(0.10)	$0.04	$(0.08)	$0.06

Diluted income (loss) per common share	$(0.10)	$0.04	$(0.08)	$0.06

Weighted average common shares outstanding	19,713,952	19,529,392	19,701,904	19,694,416
Diluted weighted average common shares outstanding	19,713,952	19,586,934	19,701,904	19,753,778

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data) – (Unaudited)

	Common Stock	Additional Paid–in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen– sive Income	Total	Compre– hensive Income (Loss)
Balance at January 1, 2010	$214	$195,177	$81,531	$(15,169)	$1,850	$263,603
Comprehensive income:
Net income	—	—	1,165	—	—	1,165	$1,165
Change in other comprehensive income, net of tax effects	—	—	—	—	105	105	105

Total comprehensive income							$1,270

Purchase and retirement of common stock 356,411 shares)	(3)	(3,121)	—	—	—	(3,124)
Nonvested stock awards–Stock–based compensation expense	—	1,597	—	—	—	1,597
Cash dividends declared on common stock ($0.21 per share)	—	—	(4,472)	—	—	(4,472)
ESOP shares earned	—	(61)	—	732	—	671

Balance at September 30, 2010	$211	$193,592	$78,224	$(14,437)	$1,955	$259,545

Balance at January 1, 2011	$211	$194,186	$71,278	$(14,190)	$1,800	$253,285
Comprehensive income:
Net loss	—	—	(1,647)	—	—	(1,647)	$(1,647)
Change in other comprehensive income, net of tax effects	—	—	—	—	(640)	(640)	(640)

Total comprehensive loss							$(2,287)

Nonvested stock awards–Stock–based compensation expense	—	43	—	—	—	43
Cash dividends declared on common stock ($0.21 per share)	—	—	(4,425)	—	—	(4,425)
ESOP shares earned	—	(246)	—	732	—	486

Balance at September 30, 2011	$211	$193,983	$65,206	$(13,458)	$1,160	$247,102

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Nine months ended September 30, 2011 and 2010

(In thousands) – (Unaudited)

	2011	2010
Cash flows from operating activities
Net income (loss)	$(1,647)	$1,165
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	12,983	3,935
ESOP shares earned	486	671
Stock–based compensation expense	43	1,597
Depreciation and amortization	3,369	3,342
Amortization of premiums and discounts on securities, loans and deposits	(2,047)	(9)
Amortization of core deposit intangible	1,322	1,203
Amortization and impairment of servicing assets	210	411
Net change in net deferred loan origination costs	413	227
Net loss (gain) on sale of other real estate owned	(98)	314
Net gain on sale of loans	(141)	(317)
Net gain on sale of securities	—	(31)
Net loss (gain) on disposition of premises and equipment	19	(19)
Loans originated for sale	(9,287)	(10,802)
Proceeds from sale of loans	10,756	8,068
Net change in:
Deferred income tax	(3,056)	(230)
Accrued interest receivable	188	912
Earnings on bank owned life insurance	(485)	(286)
Other assets	2,792	11,765
Accrued interest payable and other liabilities	(1,220)	(506)

Net cash from operating activities	14,600	21,410

Cash flows from investing activities
Securities
Proceeds from maturities	28,459	689
Proceeds from sales	9,677	31
Proceeds from principal repayments	29,491	23,343
Purchases of securities	(32,656)	—
Loans receivable
Principal payments on loans receivable	476,445	576,538
Purchases of loans	(153,119)	(2,738)
Originated for investment	(443,936)	(468,920)
Proceeds of redemption of Federal Reserve Bank stock	155	—
Proceeds from sale of other real estate owned	5,559	3,307
Purchases of premises and equipment, net	(1,385)	(681)
Cash acquired in acquisition	61,619	—

Net cash from (used in) investing activities	(19,691)	131,569

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Nine months ended September 30, 2011 and 2010

(In thousands) – (Unaudited)

	2011	2010
Cash flows from financing activities
Net change in deposits	(95,392)	27,299
Net change in borrowings	(14,496)	(21,509)
Net change in advance payments by borrowers for taxes and insurance	6,762	2,341
Repurchase and retirement of common stock	—	(3,124)
Cash dividends paid on common stock	(4,425)	(4,472)

Net cash from (used in) financing activities	(107,551)	535

Net change in cash and cash equivalents	(112,642)	153,514

Beginning cash and cash equivalents	220,810	108,198

Ending cash and cash equivalents	$108,168	$261,712

Supplemental disclosures of cash flow information:
Interest paid	$5,431	$10,445
Income taxes paid	—	800
Income taxes refunded	101	11,291
Loans transferred to other real estate owned and in process	8,846	10,995

Supplemental disclosures of noncash investing activities – Acquisition:
Noncash assets acquired:
Securities	$10,177	$—
Loans receivable	119,239	—
Other real estate owned	7,210	—
Stock in Federal Home Loan Bank and Federal Reserve Bank	903	—
Premises and equipment, net	7,401	—
Accrued interest receivable	355	—
Core deposit intangible	2,660	—
FDIC prepaid expense	774	—
Income tax receivable	774	—
Deferred taxes, net	2,662	—
Other assets	42	—

Total noncash items acquired	152,197	—

Liabilities assumed:
Deposits	212,939	—
Advance payments by borrowers taxes and insurance	34	—
Accrued interest payable and other liabilities	843	—

Total liabilities assumed	213,816	—

Cash and cash equivalents acquired	$61,619	$—

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 1 – Condensed Summary of Significant Accounting Policies

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), is the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”). As used in this Quarterly Report on Form 10–Q, the words “Company,” “we” and “our” are intended to refer to the Company, the Bank, and the Bank’s subsidiaries, with respect to information presented for the three– and nine–month periods ended September 30, 2011 and other periods referenced herein.

Principles of Consolidation: The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three– and nine–month periods ended September 30, 2011, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2011.

Certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Nature of Business: The Company's revenues, operating income, and assets are primarily from the banking industry. All of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment for financial reporting purposes. A significant majority of our loan customers are located in the greater Chicago metropolitan area; commercial lessees are located throughout the United States. The loan portfolio is concentrated in loans that are primarily secured by diversified types of real estate collateral.

Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, mortgage servicing rights, deferred tax assets, goodwill, other intangible assets, stock–based compensation, impairment of securities and fair value of financial instruments are particularly subject to change.

Interest–bearing Deposits in Other Financial Institutions: Interest–bearing deposits in other financial institutions maturing in less than 90 days are carried at cost.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions maturing in less than 90 days, and daily federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, borrowings, and advance payments by borrowers for taxes and insurance.

Securities: Debt securities are classified as available–for–sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available–for–sale. Securities classified as available–for–sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level–yield method without anticipating prepayments, except for mortgage–backed securities where prepayments are anticipated. Gains and losses on sales are based on the amortized cost of the security sold. Declines in the fair value of securities below their cost that are other–than–temporary are reflected as realized losses. In determining if losses are other–than–temporary, management considers: (1) the length of time and extent that fair value has been less than cost or adjusted cost, as applicable, (2) the financial condition and near term prospects of the issuer, and (3) whether the Company has the intent to sell the debt security or it is more likely than not that the Company will be required to sell the debt security before the anticipated recovery.

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

Loans Held–for–Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair market value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held–for–sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the fair value of the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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

Premiums and discounts associated with loans purchased are amortized over the contractual term of the loan using the level–yield method.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the contractual loan term, adjusted for prepayments. Interest income is discontinued at the time a loan is 90 days past due or when we do not expect to receive full payment of interest or principal. Past due status is based on the contractual terms of the loan.

All interest accrued but not received for loans that have been placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash–basis or cost–recovery method until qualifying for return to accrual status. Once a loan is placed on non–accrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. The Company may have loans classified as 90 days or more past due and still accruing. Generally, the Company does not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well–secured and there are no asserted or pending barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 1 – Condensed Summary of Significant Accounting Policies (continued)

The Company provides for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors that, in our judgment, deserve current recognition in estimating probable incurred credit losses. The Company reviews the loan portfolio on an ongoing basis and makes provisions for loan losses on a quarterly basis to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists of two components:

•

specific allowances established for any impaired residential owner or non–owner occupied mortgage, multi–family mortgage, nonresidential real estate, construction and land, commercial, and commercial lease loans for which the recorded investment in the loan exceeds the measured value of the loan; and

•

general allowances for loan losses for each loan class based on historical loan loss experience; and adjustments to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable incurred credit losses for each loan class. If the remaining unamortized discount related to a specific pool of purchased performing loans exceeds the estimated credit losses associated with these loans, no general valuation allowance is recorded against the loans.

The adjustments to historical loss experience are based on our evaluation of several factors, including levels of, and trends in, past due and classified loans; levels of, and trends in, charge–offs and recoveries; trends in volume and terms of loans, including any credit concentrations in the loan portfolio; experience, ability, and depth of lending management and other relevant staff; and national and local economic trends and conditions.

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

Reclassifications: Certain reclassifications have been made in the prior year's financial statements to conform to the current period's presentation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2010, and all amendments thereto, as supplemented by quarterly and other reports filed with the Securities and Exchange Commission.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) available to common shareholders	$(1,896)	$737	$(1,647)	$1,165

Average common shares outstanding	21,072,966	21,059,966	21,072,966	21,257,880
Less:
Unearned ESOP shares	(1,350,347)	(1,423,724)	(1,362,395)	(1,456,027)
Unvested restricted stock shares	(8,667)	(106,850)	(8,667)	(107,437)

Weighted average common shares outstanding	19,713,952	19,529,392	19,701,904	19,694,416

Basic earnings (loss) per common share	$(0.10)	$0.04	$(0.08)	$0.06

Weighted average common shares outstanding	19,713,952	19,529,392	19,701,904	19,694,416
Net effect of dilutive stock options and unvested restricted stock	—	57,542	—	59,362

Weighted average diluted common shares outstanding	19,713,952	19,586,934	19,701,904	19,753,778

Diluted earnings (loss) per common share	$(0.10)	$0.04	$(0.08)	$0.06

Number of anti–dilutive stock options excluded from the diluted earnings (loss) per share calculation	2,080,553	2,298,603	2,080,553	2,298,603
Weighted average exercise price of anti–dilutive stock options	$16.54	$16.51	$16.54	$16.51

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 3 – Securities

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
Certificates of deposit	$28,421	$—	$—	$28,421
Municipal securities	675	42	—	717
Equity mutual fund	500	27	—	527
Mortgage–backed securities – residential	35,958	1,383	—	37,341
Collateralized mortgage obligations – residential	27,404	438	(17)	27,825
SBA–guaranteed loan participation certificates	49	—	—	49

	$93,007	$1,890	$(17)	$94,880

December 31, 2010
Certificates of deposit	$27,766	$—	$—	$27,766
Municipal securities	675	34	—	709
Mortgage–backed securities – residential	41,034	1,427	(26)	42,435
Collateralized mortgage obligations – residential	48,262	1,477	(7)	49,732
SBA–guaranteed loan participation certificates	103	2	—	105

	$117,840	$2,940	$(33)	$120,747

Mortgage–backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government–sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the U.S. government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available–for–sale at September 30, 2011 and December 31, 2010.

The amortized cost and fair values of securities at September 30, 2011 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized Cost	Fair Value
Within one year	$28,581	$28,581
One to five years	515	557

	29,096	29,138

Equity mutual fund	500	527
Mortgage–backed securities – residential	35,958	37,341
Collateralized mortgage obligations – residential	27,404	27,825
SBA–guaranteed loan participation certificates	49	49

Total	$93,007	$94,880

Securities pledged at September 30, 2011 and December 31, 2010 had a carrying amount of $10.9 million and $13.0 million, respectively, and the security interests resulting from the pledges secure certain depository relationships, customer repurchase agreements and a line of credit with the Federal Reserve Bank of Chicago.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 3 – Securities (continued)

Securities with unrealized losses at September 30, 2011 and December 31, 2010 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2011
Collateralized mortgage obligations – residential	$2,275	$17	$—	$—	$2,275	$17

December 31, 2010
Mortgage–backed securities – residential	$7,546	$26	$—	$—	$7,546	$26
Collateralized mortgage obligations – residential	5,102	7	—	—	5,102	7

Total	$12,648	$33	$—	$—	$12,648	$33

The Company evaluates marketable investment securities with significant declines in fair value on a quarterly basis to determine whether they should be considered other–than–temporarily impaired under current accounting guidance, which generally provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer–specific factors, the holder of the securities must assess whether the impairment is other-than-temporary.

Certain residential collateralized mortgage obligations that the Company holds in its investment portfolio remained in an unrealized loss position at September 30, 2011, but the declines in fair value were not considered significant under the Company’s impairment testing methodology.

Note 4 – Loans Receivable

Loans receivable are as follows:

	September 30,	December 31,
	2011	2010
One-to-four family residential real estate loans	$284,814	$256,300
Multi-family mortgage loans	438,858	296,916
Nonresidential real estate loans	322,167	281,987
Construction and land loans	22,195	18,398
Commercial loans	82,553	64,679
Commercial leases	145,272	151,107
Consumer loans	1,978	2,182

Total loans	1,297,837	1,071,569
Net deferred loan origination costs	964	1,377
Allowance for loan losses	(28,778)	(22,180)

Loans, net	$1,270,023	$1,050,766

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

Allowance for Losses on Loans and Leases

The following table presents the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method as of September 30, 2011:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
One-to-four family residential real estate loans	$3,014	$4,034	$7,048	$13,616	$3,279	$267,919	$284,814
Multi-family mortgage loans	2,578	4,070	6,648	13,959	1,434	423,465	438,858
Nonresidential real estate loans	4,267	4,961	9,228	26,024	3,317	292,826	322,167
Construction and land loans	835	640	1,475	3,542	5,998	12,655	22,195
Commercial loans	2,439	1,303	3,742	4,482	1,047	77,024	82,553
Commercial leases	72	528	600	72	—	145,200	145,272
Consumer loans	—	37	37	—	—	1,978	1,978

Total	$13,205	$15,573	$28,778	$61,695	$15,075	$1,221,067	1,297,837

Net deferred loan origination costs							964
Allowance for loan losses							(28,778)

Loans, net							$1,270,023

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

Activity in the allowance for loan losses is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$22,963	$18,969	$22,180	$18,622
Loans charged off
One-to-four family residential real estate loans	(584)	(465)	(2,627)	(2,067)
Multi-family mortgage loans	(954)	(79)	(1,733)	(547)
Nonresidential real estate loans	(12)	(23)	(12)	(431)
Construction and land loans	(260)	—	(2,409)	(525)
Commercial loans	(183)	—	(225)	(199)
Commercial leases	—	—	—	—
Consumer loans	(70)	(3)	(87)	(16)

	(2,063)	(570)	(7,093)	(3,785)

Recoveries:
One-to-four family residential real estate loans	279	2	286	10
Multi-family mortgage loans	3	1	124	3
Nonresidential real estate loans	159	596	222	632
Construction and land loans	32	—	32	—
Commercial loans	17	—	40	—
Commercial leases	—	—	—	—
Consumer loans	4	—	4	—

Recoveries	494	599	708	645

Net charge-off	(1,569)	29	(6,385)	(3,140)

Provision for loan losses	7,384	419	12,983	3,935

Ending balance	$28,778	$19,417	$28,778	$19,417

Impaired Loans

The Company considers a loan to be impaired when it does not expect to receive full payment of interest or principal. The Company evaluates a loan for impairment, for placement on non-accrual status and for classification as a TDR at the same point in time. When the Company identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operations or liquidation of the collateral. In such cases, the Company measures the impairment using the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If the net realizable value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), the Company recognizes the amount of the impairment by establishing a specific valuation reserve allowance estimate or by a charge-off to the allowance if it can be confirmed that the amount of the impairment is uncollectable.

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

Impaired loans are summarized as follows:

	September 30, 2011	December 31, 2010
Period end impaired loans with allocated allowance for loan losses	$41,283	$31,057
Period end impaired loans with no allocated allowance for loan losses	20,412	9,634
Period end troubled debt restructured loans not individually evaluated	6,330	2,975

Total impaired loans	$68,025	$43,666

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

The following table presents loans individually evaluated for impairment by class loans:

				For the three months ended September 30, 2011		For the nine months ended September 30, 2011
	Impaired Loans	Recorded Investment	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2011
With no related allowance recorded:
One-to-four family residential real estate loans	$1,315	$1,372	$—	$329	$9	$183	$11
One-to-four family residential real estate loans – non-owner occupied	5,640	5,586	—	2,126	102	1,527	193
Multi-family mortgage loans	6,613	6,999	—	6,073	103	4,786	187
Nonresidential real estate loans	6,266	6,401	—	5,322	84	4,923	185
Construction loans	—	—	—	—	—	100	—
Land loans	127	131	—	32	6	65	6
Commercial loans – secured	451	496	—	529	2	440	13
Commercial loans – other	—	—	—	—	—	58	—

	20,412	20,985	—	14,411	306	12,082	595
With an allowance recorded:
One-to-four family residential real estate loans	$2,971	$3,137	$1,003	$1,233	$—	$845	$2
One-to-four family residential real estate loans – non-owner occupied	3,690	3,895	2,011	3,610	—	3,119	75
Multi-family mortgage loans	3,037	3,112	1,109	2,403	—	4,125	62
Wholesale commercial lending	4,309	4,747	1,469	4,405	—	4,405	—
Nonresidential real estate loans	19,758	20,400	4,267	11,802	—	9,779	76
Construction loans	—	—	—	30	—	1,810	—
Land loans	3,415	3,610	835	1,141	—	1,768	—
Commercial loans – secured	3,778	4,134	2,280	3,337	—	3,169	—
Commercial loans – unsecured	157	211	127	158	—	158	—
Commercial loans – other	96	120	32	24	—	10	8
Non-rated commercial leases	72	77	72	72	—	94	—

	41,283	43,443	13,205	28,215	—	29,282	223

Total	$61,695	$64,428	$13,205	$42,626	$306	$41,364	$818

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

	Impaired Loans	Recorded Investment	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2010
With no related allowance recorded:
One-to-four family residential real estate loans–non-owner occupied	$1,244	$1,321	$—	$3,028	$69
Multi-family mortgage loans	3,554	3,723	—	8,264	142
Wholesale commercial lending	—	—	—	1,780	—
Nonresidential real estate loans	3,949	4,008	—	4,481	221
Construction loans	333	357	—	1,108	55
Land loans	—	—	—	772	—
Commercial loans – secured	457	478	—	347	10
Commercial loans – other	97	117	—	83	7
Non-rated commercial leases	—	—	—	20	—

	9,634	10,004	—	19,883	504

With an allowance recorded:
One-to-four family residential real estate loans – non-owner occupied	2,778	2,888	686	2,075	31
Multi-family mortgage loans	6,012	6,362	1,709	4,058	97
Wholesale commercial lending	4,405	4,589	1,522	881	71
Nonresidential real estate loans	8,773	8,837	1,637	6,255	416
Construction loans	2,940	3,244	730	2,447	—
Land loans	2,865	3,339	1,125	2,676	—
Commercial loans – secured	3,054	3,265	1,804	3,783	28
Commercial loans – unsecured	158	202	127	82	—
Non-rated commercial leases	72	77	72	29	4

	31,057	32,803	9,412	22,286	647

Total	$40,691	$42,807	$9,412	$42,169	$1,151

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

September 30, 2011
One–to–four family residential real estate loans	$3,279
Multi–family mortgage loans	1,434
Nonresidential real estate loans	3,317
Construction loans	898
Land loans	5,100
Commercial loans – secured and unsecured	1,047

Outstanding balance	$15,075

Carrying amount, net of allowance	$15,075

Accretable yield, or income expected to be collected, related to purchased impaired loans is as follows:

Balance at January 1, 2011	$—
New loans purchased	4,108
Accretion of income	803

Balance at September 30, 2011	$3,305

There is no allowance for loan losses related to purchased impaired loans due to their having been marked to market at the date of acquisition.

Purchased impaired loans for which it was probable at the date of acquisition that all contractually required payments would not be collected are as follows:

September 30, 2011
Contractually required payments receivable of loans purchased:
One–to–four family residential real estate loans	$5,440
Multi–family mortgage loans	3,456
Nonresidential real estate loans	5,403
Construction loans	1,314
Land loans	8,552
Commercial loans	7,156
Consumer	33

$31,354

Cash flows expected to be collected at acquisition, subject to adjustment with final purchase price adjustment	$18,380
Fair value of purchased impaired loans at acquisition	$15,836

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

Nonaccrual loans

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans, excluding purchased impaired loans:

	Nonaccrual loans	Recorded Investment	Loans Past Due Over 90 Days, still accruing
September 30, 2011
One–to–four family residential real estate loans	$7,171	$7,592	$—
One–to–four family residential real estate loans – non owner occupied	9,952	10,039	—
Multi–family mortgage loans	8,735	9,215	262
Wholesale commercial lending	4,405	4,756	—
Nonresidential real estate loans	25,908	26,633	—
Land loans	3,544	3,744	—
Commercial loans – secured	4,281	4,633	375
Commercial loans – unsecured	158	211	—
Commercial loans – other	96	121	—
Non–rated commercial leases	94	99	67

	$64,344	$67,043	$704

	Nonaccrual loans	Recorded Investment	Loans Past Due Over 90 Days, still accruing
December 31, 2010
One–to–four family residential real estate loans	$5,748	$6,115	$47
One–to–four family residential real estate loans – non owner occupied	4,311	4,513	496
Multi–family mortgage loans	8,823	9,327	275
Wholesale commercial lending	4,405	4,589	—
Nonresidential real estate loans	12,428	12,575	—
Construction loans	3,274	3,601	—
Land loans	2,865	3,339	—
Commercial loans – secured	3,511	3,743	—
Commercial loans – unsecured	158	202	—
Commercial loans – other	97	118	—
Non–rated commercial leases	72	77	—
Consumer loans	3	3	—

	$45,695	$48,202	$818

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

The Company’s reserve for uncollected loan interest was $3.3 million at September 30, 2011 and $2.7 million at December 31, 2010. Except for purchased impaired loans, when a loan is on non–accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non–accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10–50–14(a), FASB ASC 310–10–50–15(b), FASB ASC 310–10–50–15(d), FASB ASC 310–10–50–15(e) and FASB ASC 310–10–50–16, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10–50–15(b) and FASB ASC 310–10–50–17, as applicable.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

Past Due Loans

The following table presents the aging of the recorded investment in past due loans as September 30, 2011 by class of loans, excluding purchased impaired loans:

	30-59 Days Past Due		60-89 Days Past Due		90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$1,388		$158		$7,550	$9,096	$191,266	$200,362
One-to-four family residential real estate loans – non-owner occupied	1,992		—		5,865	7,857	73,594	81,451
Multi-family mortgage loans	115		8,564		9,425	18,104	342,863	360,967
Wholesale commercial lending	—		430		4,747	5,177	66,985	72,162
Nonresidential real estate loans	2,261		1,973		26,051	30,285	286,057	316,342
Construction loans	—		—		—	—	2,630	2,630
Land loans	1,152		—		3,741	4,893	8,896	13,789
Commercial loans:
Secured	655		7		4,528	5,190	29,096	34,286
Unsecured	369		10		209	588	9,275	9,863
Municipal loans	—		—		—	—	6,427	6,427
Warehouse lines	487		—		—	487	5,752	6,239
Health care	—		—		—	—	16,076	16,076
Other	—		—		120	120	9,213	9,333
Commercial leases:
Investment rated commercial leases	668		324		—	992	88,905	89,897
Below investment grade	—		—		—	—	6,728	6,728
Non–rated	468		5		168	641	39,394	40,035
Lease pools	—		—		—	—	10,143	10,143
Consumer loans	—		3		—	3	1,804	1,807

Total	$9,555	(1)	$11,474	(1)	$62,404	$83,433	$1,195,104	$1,278,537

(1)	48% of the combined 30–89 days past due loans have matured and are in the in the process of analysis and renewal.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

The following table presents the aging of the recorded investment in past due purchased impaired loans at September 30, 2011 by class of loans:

	30-59 Days Past Due		60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans – non-owner occupied	$—		$—	$2,036	$2,036	$1,242	$3,278
Multi-family mortgage loans	—		—	1,342	1,342	92	1,434
Nonresidential real estate loans	2,331		—	164	2,495	818	3,313
Construction loans	—		—	898	898	—	898
Land loans	—		—	4,422	4,422	674	5,096
Commercial loans – secured	—		289	652	941	73	1,014
Commercial loans – unsecured	—		—	33	33	—	33

Total	$2,331	(1)	$289	$9,547	$12,167	$2,899	$15,066

(1)	100% of these loans are in the in the process of analysis and renewal.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

The following table presents the aging of the recorded investment in past due loans as December 31, 2010 by class of loans:

	30-59 Days Past Due		60-89 Days Past Due		90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-our family residential real estate loans	$1,202		$202		$5,890	$7,294	$172,438	$179,732
One-to-four family residential real estate loans – non-owner occupied	3,335		449		5,019	8,803	68,127	76,930
Multi-family mortgage loans	7,174		4,304		9,588	21,066	202,481	223,547
Wholesale commercial lending	1,231		—		4,589	5,820	67,712	73,532
Nonresidential real estate loans	9,270		16,061		3,944	29,275	251,139	280,414
Construction loans	1,267		1,284		3,601	6,152	3,321	9,473
Land loans	—		—		3,339	3,339	6,422	9,761
Commercial loans:
Secured	929		700		3,712	5,341	18,370	23,711
Unsecured	551		178		202	931	6,558	7,489
Municipal loans	—		—		—	—	4,629	4,629
Warehouse lines	—		—		—	—	12,320	12,320
Health care	—		—		—	—	8,089	8,089
Other	7,060		—		118	7,178	1,922	9,100
Commercial leases:
Investment rated commercial leases	2,039		2,312		—	4,351	83,506	87,857
Below investment grade	3		—		—	3	3,725	3,728
Non–rated	3,382		434		76	3,892	47,199	51,091
Lease pools	—		—		—	—	9,791	9,791
Consumer loans	3		—		4	7	2,186	2,193

Total	$37,446	(1)	$25,924	(1)	$40,082	$103,452	$969,935	$1,073,387

(1)	41% of the combined 30–89 days past due loans have matured and are in the in the process of analysis and renewal.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

Troubled Debt Restructurings

The Company evaluates loan extensions or modifications in accordance with FASB ASC 310–40 with respect to the classification of the loan as a troubled debt restructuring (“TDR”). In general, if the Company grants a loan extension or modification to a borrower for other than an insignificant period of time that includes a below–market interest rate, principal forgiveness, payment forbearance or other concession intended to minimize the economic loss to the Company, the loan extension or loan modification is classified as a TDR. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal then due and payable, management measures any impairment on the restructured loan in the same manner as for impaired loans as noted above.

The Company had $14.5 million of TDRs at September 30, 2011, compared to $6.5 million at December 31, 2010, with $1.8 million in specific valuation allowances allocated to those loans at September 30, 2011, and $658,000 in specific valuation reserves allocated at December 31, 2010. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.

	September 30, 2011	December 31, 2010
	(dollars in thousands)
One–to–four family residential real estate – non–owner occupied	$2,669	$—
Multi–family mortgage	1,522	1,675
Nonresidential real estate	2,232	1,699
Commercial loans – secured	259	—

Troubled debt restructured loans – accrual loans	6,682	3,374

One–to–four family residential real estate – non–owner occupied	4,182	—
Multi–family mortgage	—	13
Nonresidential real estate	3,594	3,137

Troubled debt restructured loans – nonaccrual loans	7,776	3,150

Total troubled debt restructured loans	$14,458	$6,524

During the three and nine month periods ending September 30, 2011, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

The following tables present loans by class modified as TDRs that occurred during the three month period ending September 30, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(dollars in thousands)
One–to–four family residential real estate	9	$1,173	$1,105
One–to–four family residential real estate – non–owner occupied	1	1,539	1,547
Nonresidential real estate	2	1,108	1,032
Commercial loans – secured	3	277	259

Total	15	$4,097	$3,943

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
One–to–four family residential real estate	$—	$1,105	$—	$1,105
One–to–four family residential real estate – non–owner occupied	—	1,547	—	1,547
Nonresidential real estate	—	—	855	855
Commercial loans – secured	—	259	—	259

Total	$—	$2,911	$855	$3,766

The TDRs described above decreased interest income by $5,000, increased the allowance for loan losses by $155,000 and no charge offs were recorded during the three month period ending September 30, 2011.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

The following tables present loans by class modified as TDRs that occurred during the nine month period ending September 30, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(dollars in thousands)
One–to–four family residential real estate	10	$1,255	$1,187
One–to–four family residential real estate – non–owner occupied	98	7,053	5,551
Multi–family mortgage	3	1,136	1,108
Nonresidential real estate	3	1,108	1,032
Commercial loans – secured	3	277	259

Total	117	$10,829	$9,137

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
One–to–four family residential real estate	$—	$1,187	$—	$1,187
One–to–four family residential real estate –non-owner occupied	—	1,547	4,004	5,551
Multi–family mortgage	1,108	—	—	1,108
Nonresidential real estate	—	—	1,032	1,032
Commercial loans – secured	—	259	—	259

Total	$1,108	$2,993	$5,036	$9,137

The TDRs described above decreased interest income by $14,000, increased the allowance for loan losses by $943,000 and resulted in charge offs of $1.3 million during the nine month period ending September 30, 2011.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the periods:

	For the three months ended September 30, 2011		For the nine months ended September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
		(dollars in thousands)		(dollars in thousands)
One–to–four family residential real estate – non–owner occupied	1	$3,215	1	$3,215
Nonresidential real estate	1	1,085	1	1,085

Total	2	$4,300	2	$4,300

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The TDRs that subsequently defaulted described above had no impact on the allowance for loan losses during the nine month period ending September 30, 2011.

The terms of certain other loans were modified during the period ending September 30, 2011 that did not meet the definition of a TDR. These loans have a total recorded investment as of September 30, 2011 of $3.7 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans based on credit risk. This analysis includes non–homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:

Watch List. Loans classified as Watch List exhibit transitory risk. Loan debt service coverage is somewhat erratic, future coverage is uncertain, liquidity is strained and leverage capacity is considered minimal. Indicators of potential deterioration of repayment sources have resulted in uncertainty or unknown factors concerning credit status.

Special Mention. A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

Note 4 – Loans Receivable (continued)

Substandard. A Substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. The risk rating guidance published by the Office of the Comptroller of the Currency clarifies that a loan with a well-defined weakness does not have to present a probability of default for the loan to be rated Substandard, and that an individual loan’s loss potential does not have to be distinct for the loan to be rated Substandard.

Doubtful. An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans. Watch List loans are also considered “Pass” rated loans.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (continued)

As of September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch List	Special Mention	Substandard	Doubtful	Total
One–to–four family residential real estate loans	$193,542	$—	$—	$6,509	$—	$200,051
One–to–four family residential real estate loans – non–owner occupied	63,745	4,817	768	15,433	—	84,763
Multi–family mortgage loans	331,030	11,421	6,733	18,084	—	367,268
Wholesale commercial lending	65,516	1,765	—	4,309	—	71,590
Nonresidential real estate loans	235,509	29,181	11,352	46,125	—	322,167
Construction loans	1,759	519	339	898	—	3,515
Land loans	8,108	258	1,069	8,997	248	18,680
Commercial loans:
Secured	25,160	3,593	147	5,848	91	34,839
Unsecured	8,431	593	115	610	58	9,807
Municipal loans	6,381	—	—	—	—	6,381
Warehouse lines	6,210	—	—	—	—	6,210
Health care	12,278	2,792	973	—	—	16,043
Other	9,177	—	—	96	—	9,273
Commercial leases:					—
Investment rated commercial leases	88,734	35	—	—	—	88,769
Below investment grade	6,385	291	—	—	—	6,676
Non–rated	39,541	105	—	—	72	39,718
Lease pools	10,109	—	—	—	—	10,109
Consumer loans	1,978	—	—	—	—	1,978

Total	$1,113,593	$55,370	$21,496	$106,909	$469	$1,297,837

(1)	The Company has assigned loans that it acquired in its acquisition of Downers Grove National Bank to risk classification categories on a provisional basis, including the assignment of the purchased impaired loans resulting from the transaction to the Substandard credit risk classification category. The Company will continue to evaluate purchase accounting during the measurement period.
(2)	The Dodd-Frank Act abolished the Bank’s former primary federal regulator, the Office of Thrift Supervision (“OTS”), effective on July 21, 2011, and transferred the authority for examining, regulating and supervising federal savings banks from the OTS to the Office of the Comptroller of the Currency (“OCC”). The OCC’s published guidance on the assignment of loan risk ratings is different in some respects from the published guidance of the OTS, particularly as it relates to performing loans with well-defined weaknesses that do not present a probability of default or loss. At September 30, 2011, $29.7 million of loans that were classified “Substandard” pursuant to applicable OCC loan risk rating guidance remained on accrual status.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 4 – Loans Receivable (continued)

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch List	Special Mention	Substandard	Doubtful	Total
One–to–four family residential real estate loans	$174,349	$—	$—	$5,097	$—	$179,446
One–to–four family residential real estate loans – non–owner occupied	65,071	6,400	776	4,607	—	76,854
Multi–family mortgage loans	197,427	12,348	4,642	9,501	—	223,918
Wholesale commercial lending	67,304	1,361	—	4,333	—	72,998
Nonresidential real estate loans	225,528	24,997	18,756	12,706	—	281,987
Construction loans	4,576	—	1,252	3,274	—	9,102
Land loans	3,057	3,196	181	2,613	249	9,296
Commercial loans:
Secured	17,504	2,186	174	3,401	98	23,363
Unsecured	6,647	595	16	99	58	7,415
Municipal loans	4,540	—	—	—	—	4,540
Warehouse lines	12,274	—	—	—	—	12,274
Health care	7,851	71	149	—	—	8,071
Other	8,629	290	—	97	—	9,016
Commercial leases:
Investment rated commercial leases	87,119	—	—	—	—	87,119
Below investment grade	3,148	542	—	—	—	3,690
Non–rated	49,959	569	—	—	72	50,600
Lease pools	9,698	—	—	—	—	9,698
Consumer loans	2,182	—	—	—	—	2,182

Total	$946,863	$52,555	$25,946	$45,728	$477	$1,071,569

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 5 – Deposits

Deposits are as follows:

	September 30, 2011	December 31, 2010
Noninterest–bearing demand deposits	$138,510	$112,549
Savings deposits	145,549	98,894
Money market accounts	350,693	341,048
Interest–bearing NOW accounts	333,188	302,812
Certificates of deposit	384,868	380,074

	$1,352,808	$1,235,377

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

The fair values of marketable equity securities available–for–sale are generally determined by quoted prices, in active markets, for each specific security (Level 1 measurement inputs). If Level 1 measurement inputs are not available for a marketable equity security, we determine its fair value based on the quoted price of a similar security traded in an active market (Level 2 measurement inputs). The fair values of debt securities available–for–sale are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark, quoted securities (Level 2 measurement inputs).

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Values (continued)

Real estate collateral acquired in the collection of a loan are initially recorded at fair value less cost to sell at acquisition, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in noninterest expense as operations of OREO. Fair value is generally based on third party appraisals and internal estimates and is therefore considered a Level 3 valuation.

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

			Fair Value Measurements Using
	Amortized Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Securities:
Certificates of deposit	$28,421	$28,421	$—	$28,421	$—
Municipal securities	675	717	—	717	—
Equity mutual fund	500	527	527	—	—
Mortgage–backed securities residential	35,958	37,341	—	37,341	—
Collateralized mortgage obligations – residential	27,404	27,825	—	27,825	—
SBA–guaranteed loan participation certificates	49	49	—	49	—

	$93,007	$94,880	$527	$94,353	$—

December 31, 2010
Securities:
Certificates of deposit	$27,766	$27,766	$—	$27,766	$—
Municipal securities	675	709	—	709	—
Mortgage–backed securities residential	41,034	42,435	—	42,435	—
Collateralized mortgage obligations–residential	48,262	49,732	—	49,732	—
SBA–guaranteed loan participation certificates	103	105	—	105	—

	$117,840	$120,747	$—	$120,747	$—

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Values (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non–recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Impaired loans:
One–to–four family residential real estate loans	$6,661	$—	$—	$6,661
Multi–family mortgage loans	7,346	—	—	7,346
Nonresidential real estate loans	19,758	—	—	19,758
Construction and land loans	3,415	—	—	3,415
Commercial loans	4,031	—	—	4,031
Commercial leases	72	—	—	72

Impaired loans	$41,283	$—	$—	$41,283

Other real estate owned:
One–to–four family residential real estate	$4,318	$—	$—	$4,318
Multi–family mortgage	4,252	—	—	4,252
Nonresidential real estate	8,718	—	—	8,718
Land	6,990	—	—	6,990

Other real estate owned	$24,278	$—	$—	$24,278

Mortgage servicing rights	357	—	357	—
December 31, 2010
Impaired loans:
One–to–four family residential real estate loans	$2,778	$—	$—	$2,778
Multi–family mortgage loans	10,417	—	—	10,417
Nonresidential real estate loans	8,773	—	—	8,773
Construction and land loans	5,805	—	—	5,805
Commercial loans	3,212	—	—	3,212
Commercial leases	72	—	—	72

Impaired loans	$31,057	$—	$—	$31,057

Other real estate owned:
One–to–four family residential real estate	$3,015	$—	$—	$3,015
Multi–family mortgage	2,486	—	—	2,486
Nonresidential real estate	7,376	—	—	7,376
Land	1,745	—	—	1,745
Other real estate owned	$14,622	$—	$—	$14,622

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Values (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, had a carrying amount of $68.0 million, with a valuation allowance of $13.2 million at September 30, 2011, compared to a carrying amount of $43.7 million and a valuation allowance of $9.4 million at December 31, 2010, resulting in an increase in the provision for loan losses of $3.8 million for the nine months ended September 30, 2011.

OREO and OREO in process, which are carried at the lower of cost or fair value less costs to sell, had a carrying value of $24.3 million at September 30, 2011, which included write-downs of $1.5 million for the nine months ended September 30, 2011, compared to $14.6 million at December 31, 2010, which included write-downs of $2.4 million for the year ended December 31, 2010.

Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $1.2 million at September 30, 2011, of which $891,000 related to fixed rate loans and $321,000 related to adjustable rate loans. A pre–tax provision of $32,000 on our mortgage servicing rights portfolio was included in noninterest income for the three months ended September 30, 2011, compared to $17,000 for the same period in 2010.

The carrying amount and estimated fair value of financial instruments is as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$108,168	$108,168	$220,810	$220,810
Securities	94,880	94,880	120,747	120,747
Loans held–for–sale	1,388	1,388	2,716	2,716
Loans receivable, net of allowance for loan losses	1,270,023	1,277,337	1,050,766	1,065,404
FHLBC stock	16,346	N/A	15,598	N/A
Accrued interest receivable	5,557	5,557	5,390	5,390
Mortgage servicing rights	1,212	1,482	1,349	1,612

Financial liabilities
Non–interest–bearing demand deposits	$(138,510)	$(138,510)	$(112,549)	$(112,549)
Savings deposits	(145,549)	(145,549)	(98,894)	(98,894)
NOW and money market accounts	(683,881)	(683,881)	(643,860)	(643,860)
Certificates of deposit	(384,868)	(386,452)	(380,074)	(384,103)
Borrowings	(9,253)	(9,343)	(23,749)	(23,995)
Accrued interest payable	(250)	(250)	(146)	(146)

N/A = Not Applicable

For purposes of the above, the following assumptions were used:

Cash and Cash Equivalents: The estimated fair values for cash and cash equivalents are based on their carrying value due to the short–term nature of these assets.

Loans: The estimated fair value for loans has been determined by calculating the present value of future cash flows based on the current rate the Company would charge for similar loans with similar maturities, applied for an estimated time period until the loan is assumed to be repriced or repaid. Any specific loan losses established for impaired loans are deducted from the loan balance. The estimated fair values of loans held–for–sale are based on quoted market prices.

FHLBC Stock: It is not practicable to determine the fair value of Federal Home Loan Bank of Chicago (“FHLBC”) stock due to the restrictions placed on its transferability.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 6 – Fair Values (continued)

Deposit Liabilities: The estimated fair values of certificates of deposit has been determined by calculating the present value of future cash flows based on estimates of rates the Company would pay on such deposits, applied for the time period until maturity. The estimated fair values of non–interest–bearing demand, NOW, money market, and savings deposits are assumed to approximate their carrying values as management establishes rates on these deposits at a level that approximates the local market area. Additionally, these deposits can be withdrawn on demand.

Borrowings: The estimated fair values of advances from the FHLBC and notes payable are based on current market rates for similar financing. The estimated fair value of securities sold under agreements to repurchase is assumed to equal its carrying value due to the short–term nature of the liability.

Accrued Interest: The estimated fair values of accrued interest receivable and payable are assumed to equal their carrying value.

Off–Balance–Sheet Instruments: Off–balance–sheet items consist principally of unfunded loan commitments, standby letters of credit, and unused lines of credit. The estimated fair values of unfunded loan commitments, standby letters of credit, and unused lines of credit are not material.

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

Note 7 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Unrealized holding gains (losses) on securities, net of tax	$9	$91	$(640)	$124
Net gain on sale of securities recognized, net of tax	—	—	—	(19)

Change in other comprehensive income, net of tax	9	91	(640)	105

Net income (loss)	(1,896)	737	(1,647)	1,165

Total comprehensive income (loss)	$(1,887)	$828	$(2,287)	$1,270

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 8 – Acquisitions

The Company completed its acquisition of DG Bancorp, Inc. and its subsidiary, Downers Grove National Bank, on March 18, 2011 and results for Downers Grove National Bank have been included in the Company’s operations from that date. The Company accounted for the acquisition using the acquisition method. The Company recorded merger and acquisition expenses of $1.4 million for this transaction. The acquisition method also requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date.

The Company expects its acquisition of Downers Grove National Bank to result in several benefits, including increased earnings and higher returns on stockholders’ equity, more effective deployment of its excess capital, improved utilization of existing organizational capacities, expanded geographic coverage of the Company’s market territory, increased deposit market share and improved convenience for its existing customers due to the addition of two new full–service branch offices.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

March 18, 2011
Assets acquired and liabilities assumed:

Cash and due from other financial institutions	$1,040
Interest–bearing deposits in other financial institutions	60,579

Cash and cash equivalents	61,619
Securities	10,177
Loans receivable	119,239
Other real estate owned	7,210
Stock in Federal Home Loan Bank and Federal Reserve Bank	903
Premises and equipment, net	7,401
Accrued interest receivable	355
Core deposit intangible	2,660
FDIC prepaid expense	774
Income tax receivable	774
Deferred taxes, net	2,662
Other assets	42

Total assets acquired	$213,816

Deposits	$212,939
Advance payments by borrowers taxes and insurance	34
Accrued interest payable and other liabilities	843

Total liabilities assumed	$213,816

The Company is still in the process of determining the acquisition date fair value of assets acquired and liabilities assumed in the Downers Grove National Bank acquisition, and the amounts disclosed above are considered provisional amounts. During the measurement period, the Company will retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new facts and information that existed at the acquisition date. The measurement period will end when the Company receives all of the information it is seeking about such facts and circumstances and the measurement period will not exceed one year from the acquisition date. Preliminary estimates of goodwill or bargain purchase gain were considered immaterial. Subsequent adjustments to the provisional amounts may be material.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 8 – Acquisitions (continued)

As noted above, the loans acquired in the Downers Grove National Bank transaction had a fair value of $119.2 million. Included in this amount were $15.8 million of purchased loans with evidence of deterioration of credit quality since origination and for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of purchased loans with evidence of credit quality deterioration as of the acquisition date resulted in the recording of a nonaccretable difference of $9.2 million, which is defined as the loan’s contractually required payments receivable in excess of the amount of the cash flows that are expected to be collected. The Company considered factors such as payment history, collateral values and accrual status in determining whether there was evidence of deterioration of a purchased loan’s credit quality at the acquisition date. As of September 30, 2011, the carrying amount of purchased loans with evidence of loan deterioration at the acquisition date was $15.1 million, and the remaining nonaccretable difference was $2.4 million. The foregoing data represents the Company’s provisional estimates as the Company continues to evaluate purchase accounting during the measurement period.

The following table summarizes the unaudited pro forma financial results of operations as if the Company acquired DG Bancorp, Inc. and its subsidiary Downers Grove National Bank, on January 1, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net interest income (1)	$16,361	$14,637	$48,156	$44,676
Net loss(1)	(1,896)	(3,004)	(3,212)	(6,585)
Basic loss per common share	$(0.10)	$(0.15)	$(0.16)	$(0.33)
Diluted loss per common share	(0.10)	(0.15)	(0.16)	(0.33)

(1)	Results for DG Bancorp, Inc. include net income or loss from operations for the respective periods

The Company completed an acquisition of a portfolio of $152 million of performing Chicago area multi–family loans on March 11, 2011. The multi–family loans in this portfolio were originated by Citibank, N.A. and its predecessor by merger, Citibank, F.S.B. At the time of the acquisition, the portfolio consisted of 466 loans with an average loan balance of $327,000. The loans were purchased at a discount that will be accreted into income on a level–yield basis over the remaining life of the loans. The Company conducted extensive due diligence on this transaction, resulting in the recognition of $383,000 in transaction related expenses in 2011. The Company expects its acquisition of this loan portfolio to result in several benefits, including increased earnings and higher returns on stockholders’ equity, more effective deployment of its excess liquidity and capital, improved utilization of existing organizational capacities and new opportunities to develop further business relationships with the borrowers of these loans.

Note 9 – Recent Accounting Pronouncements

FASB ASU 2010–20, “Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” — ASU 2010–20 requires new and enhanced disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and enhanced disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 4 to these Consolidated Financial Statements for the required disclosures at September 30, 2011.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

Note 9 – Recent Accounting Pronouncements (continued)

FASB ASU 2010–29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations” — ASU 2010–29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010–29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010. See Note 8 – Acquisitions.

FASB ASU 2011–2 Troubled Debt Restructurings. In April 2011, the FASB amended existing guidance and clarified when creditors such as banks should classify loan modifications as troubled debt restructurings. Banks will now need to consider all available evidence when evaluating whether a loan modification is a troubled debt restructuring. This new guidance could result in more loan modifications being classified as troubled debt restructurings, which could affect the allowance for loan losses and increase disclosures. This new guidance for identifying and disclosing troubled debt restructurings is effective for interim and annual periods beginning on or after September 15, 2011 and applies retrospectively to troubled debt restructurings occurring after the beginning of the year. See Note 4 to these Consolidated Financial Statements for the required disclosures at September 30, 2011.

Note 10 – Newly Issued But Not Yet Effective Accounting Pronouncements

FASB ASU 2010–28, “Intangibles – Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” — ASU 2010–28 affects all entities that have recognized a goodwill asset and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010–28 modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The guidance is effective for a public entity’s first annual period that ends on or after December 15, 2010. Adoption of ASU 2010–28 is not expected to have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

Cautionary Statement Regarding Forward–Looking Information

Forward Looking Statements

This Quarterly Report on Form 10–Q, including this Item 2, contains, and other periodic and special reports and press releases of BankFinancial Corporation may contain, forward–looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. We intend such forward–looking statements to be covered by the safe harbor provisions for forward–looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for the purpose of invoking these safe harbor provisions. Forward–looking statements are based on certain assumptions or describe our future plans, strategies and expectations, and are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, and actual results may differ from those predicted. Factors that could have a material adverse effect on operations and could affect management’s outlook or our future prospects include, but are not limited to: higher than expected overhead, infrastructure and compliance costs, changes in market interest rates, changes in the yield curve, balance sheet shrinkage or less than anticipated balance sheet growth, lack of demand for loan products, illiquidity and changes in financial markets, including the market for mortgage backed securities and other debt obligations, declining or weak demand for real estate and real estate valuations, increasing or high unemployment levels, deposit flows, pricing, underwriting and other forms of competition, adverse federal or state legislative or regulatory developments, changes resulting from the assumption of supervisory and regulatory responsibility of the Company by the Federal Reserve Board and of the Bank by the Office of the Comptroller of the Currency, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, adverse economic conditions that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans, the quality or composition of our loan or investment portfolios, demand for financial services and multi–family, commercial and residential real estate loans in our market areas, the possible short–term dilutive effect of potential acquisitions or de novo branches, if any, changes in accounting principles, policies and guidelines, increased costs of federal deposit insurance, and future adverse developments concerning the Federal Home Loan Bank of Chicago. These risks and uncertainties should be considered in evaluating forward–looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward–looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward–looking statement was made.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2010, and all amendments thereto, as filed with the Securities and Exchange Commission. There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10–K.

Overview

During the third quarter of 2011, the national and local economy showed limited signs of recovery. The principal challenges in the local economy continue to be persistent unemployment and declining real estate values in the Chicago metropolitan area, with certain geographic sub-markets considerably more adversely affected than others. Pricing and underwriting for multi-family and commercial real estate loans remained under modest pressure during the third quarter. Following the Federal Reserve Board’s indications that extremely low interest rates would continue through 2013, pricing for commercial leases came under renewed pressure. Competition for commercial and industrial loans also intensified in terms of both pricing and underwriting.

Loan portfolio balances declined in all categories except commercial and industrial loans. Residential loan balances continued to decline due to scheduled loan amortizations and prepayments of our adjustable-rate loan portfolio. Multifamily loan balances declined due to slightly lower loan origination volumes, certain targeted portfolio reductions and a higher payoff rate from the Citibank multifamily loan portfolio acquired in first quarter, 2011. Commercial real estate balances declined principally due to a targeted reduction in certain borrower exposures. Commercial and industrial balances increased as our healthcare portfolio segment line usage continued to increase due to a slowdown in remittances by government agencies. Commercial lease balances remained essentially constant but new commercial lease volumes are likely to slow in fourth quarter 2011 based on current volumes and market indications.

Loan portfolio quality was adversely affected by some significant and unexpected activity in the loan portfolio (as further described starting on page 49). Apart from this activity, past due loan trends continued to improve and we continued to experience positive results from borrowers’ fully reinstating loans or continuing their scheduled recoveries to current payment status. The performing loan portfolios acquired in the Downers Grove National Bank transaction and in our first quarter, 2011 purchase of a portfolio of Chicago area multi-family loans from Citibank continued to perform well overall. We continue to believe that unemployment, consumer spending, borrower and investor perceptions of residential and commercial real estate valuations and the pace of judicial proceedings will be the primary factors affecting loan portfolio quality and classified asset resolutions in 2011 and 2012.

We experienced continued purchaser interest in our classified asset collateral and OREO inventory as the quantity of OREO under contract for sale on an orderly liquidation basis increased again in the third quarter of 2011 (as further described on 52). Given the strength of our pre-tax, pre-provision earnings, it is possible that we will further accelerate our dispositions of non-performing assets and OREO in the fourth quarter of 2011 and in 2012.

Our general loan loss reserve requirement increased due to the mild degradation in national and local economic factors that we consider in our reserve calculation, an increase in loss ratios for loans secured by real estate and the differential between the estimated loan losses and the net general loan loss reserves required for the Downers Grove National Bank performing loan portfolio. Specific loan loss reserves increased due to the initial provision of specific valuation allowances for certain loans during the quarter and to the receipt of updated appraisals on existing non-performing loans. The Company’s underwriting standards remain consistent with its historical standards, although the Company’s credit analyses continue to incorporate somewhat more conservative assumptions with respect to effective rents, expenses and occupancy levels given the current economic environment.

Given our excess liquidity position, we reduced our competitive posture with respect to certificate of deposit accounts, which resulted in a decline in these account balances. Pricing conditions for local deposits, whether low-balance core deposits, certificates of deposit or high-balance, high-yield transaction accounts, remained generally favorable due to very low market yields and continued weak industry-wide loan demand. There are emerging signs that a few competitors may seek to gain market share in high-yield transaction accounts, but there currently does not appear to be any sustained effort by any competitors to do so. In addition, many competitors are still evaluating their deposit product configurations in the context of the Dodd-Frank Act and its related regulations; we expect we will adjust our deposit product offerings to explore such competitive advantages as may emerge in this new regulatory and competitive environment.

The Company’s net interest spread and net interest margin decreased in the third quarter of 2011 principally due to a $397,000 increase in the reserve for collected interest related to loans placed on nonaccrual status during the quarter and a $295,000 reduction in the purchase price discount accretion for performing loans acquired in the Downers Grove National Bank merger. Given the quantity and volatility of the variables affecting our net interest margin and net interest spread, the Company is unable to confidently predict what its net interest margin and net interest spread will be for the remainder of 2011; however, the Company expects its recent acquisitions to continue to make positive contributions to its net interest spread and net interest margin.

Non-interest income was essentially constant in the third quarter of 2011. At present, the Company does not expect to record either a material amount of bargain purchase gain or a material amount of goodwill from the Downers Grove National Bank transaction; however, this result may change upon the finalization of all purchase accounting adjustments in the fourth quarter of 2011. We continue to evaluate the expansion of non-interest income sources, particularly related to insurance and trust services, to offset any potential future adverse impact associated with the Dodd-Frank Act.

Non-interest expense was also essentially constant in the third quarter of 2011, as significant reductions in compensation expenses were offset by increased expenses for non-performing assets and OREO (especially write-downs on the expected final disposition of OREO assets). We will continue our review of certain departments and operations for net operating contributions and further operating efficiencies throughout the remainder of 2011.

We have once again engaged an independent third-party valuation firm to assist us in goodwill impairment testing. The third-party valuation firm will determine whether the fair value of BankFinancial, F.S.B., the reporting unit pursuant to ASC 350-20-35-36, is sufficient as of December 31, 2011 to support the carrying value of our goodwill asset. If an impairment of our goodwill becomes necessary, it would reduce our GAAP earnings and the book value of our goodwill asset by the amount of the impairment. An impairment of our goodwill asset would have little or no impact on our tangible book value or regulatory capital levels as goodwill is excluded from these calculations.

The cumulative operating loss that we sustained for the first three quarters of 2011, when coupled with prior years’ losses, could affect our ability to realize some portion or all of the deferred tax assets that we have recorded. As a result, there is a distinct possibility that a valuation allowance will need to be recorded at December 31, 2011 for some portion or all of our deferred tax assets. The recognition of a valuation allowance would have a corresponding impact on our earnings in the period it is recognized. An impairment of our deferred tax asset would impact our book value on a dollar-for-dollar basis, but would have a minimal impact on our regulatory capital levels.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at September 30, 2011 and December 31, 2010, and in our statement of operations for the three and nine month periods ended September 30, 2011 and September 30, 2010.

	September 30, 2011	December 31, 2010	Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,633,826	$1,530,655	$103,171
Cash and cash equivalents	108,168	220,810	(112,642)
Securities	94,880	120,747	(25,867)
Loans receivable, net	1,270,023	1,050,766	219,257
Deposits	1,352,808	1,235,377	117,431
Borrowings	9,253	23,749	(14,496)
Stockholders’ equity	247,102	253,285	(6,183)

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)
Selected Operating Data:

Interest income	$17,990	$15,892	$2,098	$52,338	$49,488	$2,850
Interest expense	1,629	3,138	(1,509)	5,535	10,744	(5,209)

Net interest income	16,361	12,754	3,607	46,803	38,744	8,059
Provision for loan losses	7,384	419	6,965	12,983	3,935	9,048

Net interest income after provision for loan losses	8,977	12,335	(3,358)	33,820	34,809	(989)
Noninterest income	1,863	1,958	(95)	5,313	5,225	88
Noninterest expense	14,637	13,190	1,447	43,515	38,238	5,277

Income (loss) before income taxes	(3,797)	1,103	(4,900)	(4,382)	1,796	(6,178)
Income tax expense (benefit)	(1,901)	366	(2,267)	(2,735)	631	(3,366)

Net income (loss)	$(1,896)	$737	$(2,633)	$(1,647)	$1,165	$(2,812)

Selected Financial Data (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets) (1)	(0.46)%	0.19%	(0.14)%	0.10%
Return on equity (ratio of net income (loss) to average equity) (1)	(3.01)	1.13	(0.88)	0.59
Net interest rate spread (1) (2)	4.19	3.25	4.06	3.34
Net interest margin (1) (3)	4.29	3.45	4.17	3.57
Average equity to average assets	15.25	16.50	15.41	16.81
Efficiency ratio (4)	80.32	89.65	83.50	86.97
Noninterest expense to average total assets (1)	3.54	3.35	3.57	3.26
Average interest–earning assets to average interest–bearing liabilities	122.52	122.26	122.62	122.31

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest–earning assets and the cost of average interest–bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest–earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

	September 30, 2011	December 31, 2010
Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	6.35%	3.94%
Nonperforming assets to total assets (excluding purchased impaired loans and purchased OREO)	5.00	N/A
Nonaccrual loans to total loans	6.12	4.26
Nonaccrual loans to total loans (excluding purchased impaired loans)	4.96	N/A
Allowance for loan losses to nonperforming loans	36.24	48.54
Allowance for loan losses to nonperforming loans (excluding purchased impaired loans)	44.73	N/A
Allowance for loan losses to total loans	2.22	2.07

Capital Ratios:
Equity to total assets at end of period	15.12	16.55
Tier 1 leverage ratio (Bank only) (1)	10.91	12.48

Other Data:
Number of full service offices	20	18
Employees (full–time equivalent basis)	360	328

(1)	Tier 1 leverage ratio for September 30, 2011 was calculated in accordance with OCC guidance, compared to the December 31, 2010 calculation which was calculated in accordance with OTS guidance.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets increased $103.2 million, or 6.7%, to $1.634 billion at September 30, 2011, from $1.531 billion at December 31, 2010, primarily due to our acquisition of Downers Grove National Bank.

Net loans receivable increased $219.3 million, or 20.9%, to $1.270 billion at September 30, 2011, from $1.051 billion at December 31, 2010. The increase was due in substantial part to our purchase of a portfolio of performing Chicago area multi–family mortgage loans from Citibank and our acquisition of Downers Grove National Bank, each of which closed in March, 2011. The increase in net loans receivable reflected net increases of $28.5 million in one–to–four family residential mortgage loans, $141.9 million in multi–family mortgage loans, $40.2 million in nonresidential real estate loans, $3.8 million in construction and land loans, $17.9 million in commercial loans, offset by a decrease of $5.8 million in commercial leases and a $204,000 decrease in consumer loans.

One–to–four family residential mortgage loans increased $28.5 million, or 11.1%, to $284.8 million at September 30, 2011, from $256.3 million at December 31, 2010, due primarily to the $47.4 million in one–to–four family residential mortgage loans that were acquired from Downers Grove National Bank. Multi–family mortgage loans increased $141.9 million, or 47.8%, to $438.9 million at September 30, 2011, from $296.9 million at December 31, 2010, due primarily to the $152.1 million in multi–family mortgage loans that were acquired from Citibank. Nonresidential real estate loans increased $40.2 million, or 14.2%, to $322.2 million at September 30, 2011, from $282.0 million at December 31, 2010, due primarily to the $44.2 million in nonresidential real estate loans that were acquired from Downers Grove National Bank. Construction and land loans increased $3.8 million, or 20.6%, to $22.2 million at September 30, 2011, from $18.4 million at December 31, 2010, due primarily to the $16.8 million in construction and land loans that were acquired from Downers Grove National Bank. Commercial loans increased by $17.9 million, or 27.6%, to $82.6 million at September 30, 2011, from $64.7 million at December 31, 2010, due primarily to the $10.9 million in commercial loans that were acquired from Downers Grove National Bank. Commercial leases decreased $5.8 million, or 3.9%, to $145.3 million at September 30, 2011, from $151.1 million at December 31, 2010, due to lease payments’ slightly outpacing originations. Consumer loans decreased $204,000, or 9.3%.

Securities decreased by $25.9 million, or 21.4%, to $94.9 million at September 30, 2011, from $120.7 million at December 31, 2010, due primarily to the receipt of principal repayments in the amount of $24.4 million in our residential collateralized mortgage obligation portfolio.

We owned $16.3 million of common stock of the Federal Home Loan Bank of Chicago (“FHLBC”) at September 30, 2011, compared to $15.6 million at December 31, 2010. The increase was due to the $748,000 in FHLBC stock acquired from Downers Grove National Bank.

Cash and cash equivalents decreased $112.6 million, or 51.0%, to $108.2 million at September 30, 2011, from $220.8 million at December 31, 2010, due in substantial part to the $149.4 million in cash consideration that we paid to purchase the Citibank multi–family loan portfolio, offset by $61.6 million of cash and cash equivalents acquired from Downers Grove National Bank.

Deposits increased $117.4 million, or 9.5%, to $1.353 billion at September 30, 2011, from $1.235 billion at December 31, 2010. The increase in deposits was primarily due to the deposits acquired in the acquisition of Downers Grove National Bank. At the closing of the acquisition in March of 2011, Downers Grove National Bank had $36.1 million in noninterest–bearing demand deposit accounts, $39.3 million in savings accounts, $17.3 million in money market accounts, $31.7 million in interest–bearing NOW accounts, and $86.6 million of certificates of deposits.

Noninterest–bearing demand deposits increased $26.0 million, or 23.1% to $138.5 million at September 30, 2011, from $112.5 million at December 31, 2010. Savings accounts increased $46.7 million, or 47.2%, to $145.5 million at September 30, 2011, from $98.9 million at December 31, 2010. Money market accounts increased $9.6 million, or 2.8%, to $350.7 million at September 30, 2011, from $341.0 million at December 31, 2010. Interest–bearing NOW accounts increased $30.4 million, or 10.0%, to $333.2 million at September 30, 2011, from $302.8 million at December 31, 2010. Total core deposits (savings, money market, noninterest–bearing demand and interest–bearing NOW accounts) increased as a percentage of total deposits, representing 71.6% of total deposits at September 30, 2011, compared to 69.2% of total deposits at December 31, 2010.

Certificates of deposit increased $4.8 million, or 1.3%, to $384.9 million at September 30, 2011, from $380.1 million at December 31, 2010. The $86.6 million increase in certificate of deposit accounts resulting from the acquisition of Downers Grove National Bank was offset by a $66.3 million decrease in the balances of certificate of deposits accounts held as of December 31, 2010 due to the Company’s reduced competitive pricing position in anticipation of additional excess liquidity resulting from the Downers Grove National Bank acquisition. Of the $66.3 million decrease in certificate of deposit accounts, $5.5 million were wholesale certificates of deposit accounts.

Borrowings decreased $14.5 million, or 61.0%, to $9.3 million at September 30, 2011, from $23.7 million at December 31, 2010, due to our continued reductions of outstanding FHLBC advances.

Total stockholders’ equity was $247.1 million at September 30, 2011, compared to $253.3 million at December 31, 2010. The decrease in total stockholders’ equity was primarily due to the combined impact of our $1.6 million net loss, our declaration and payment of cash dividends totaling $4.4 million, and a $640,000 decrease in accumulated other comprehensive income during the nine months ended September 30, 2011. The unallocated shares of common stock that our ESOP owns were reflected as a $13.5 million reduction to stockholders’ equity at September 30, 2011, compared to a $14.2 million reduction to stockholders’ equity at December 31, 2010.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

Net Income (Loss). We had a net loss of $1.9 million for the three months ended September 30, 2011, compared to net income of $737,000 for the three months ended September 30, 2010, due in substantial part to the recording of a $7.4 million provision for loan losses in the current quarter. Our loss per share of common stock for the three months ended September 30, 2011 was $0.10 per basic and fully diluted share, respectively, compared to earnings of $0.04 per basic and fully diluted share, respectively, for the three-month period ended September 30, 2010.

Net Interest Income. Net interest income increased by $3.6 million, or 28.3%, to $16.4 million for the three months ended September 30, 2011, from $12.8 million for the three months ended September 30, 2010. The increase reflected a $2.1 million increase in interest income and a $1.5 million decrease in interest expense. Our net interest rate spread increased by 94 basis points to 4.19% for the three months ended September 30, 2011, from 3.25% for the same period in 2010. Our net interest margin increased by 84 basis points to 4.29% for the three months ended September 30, 2011, from 3.45% for the same period in 2010.

Interest income increased $2.1 million, or 13.2%, to $18.0 million for the three months ended September 30, 2011, from $15.9 million for the three months ended September 30, 2010. The increase in interest income was primarily attributable to an increase in average interest–earning assets and the impact of a higher average yield on interest–earning assets. The average yield on interest–earning assets increased 42 basis points to 4.71% for the three months ended September 30, 2011, compared to 4.29% for the same period in 2010. Total average interest–earning assets increased $45.4 million, or 3.1%, to $1.514 billion for the three months ended September 30, 2011, from $1.468 billion for the same period in 2010. The increase in average interest–earning assets was due in substantial part to a $188.2 million, or 16.9%, increase in average loans receivable, and a net increase of $19.2 million, or 24.4%, in the average balance of securities, partially offset by a net decrease of $162.8 million, or 63.2%, in the average balance of interest–bearing deposits in other financial institutions.

Interest income from loans, the most significant portion of interest income, increased $2.4 million, or 16.3%, to $17.4 million for the three months ended September 30, 2011, from $14.9 million for the same period in 2010. The increase in interest income from loans resulted primarily from an increase in average loans receivable to $1.305 billion for the three months ended September 30, 2011, from $1.117 billion for the same period in 2010, which was partially offset by a two basis point decrease in the average yield on loans to 5.28% for the three months ended September 30, 2011, from 5.30% for the same period in 2010.

Interest income from securities decreased by $243,000, or 30.0%, to $566,000 for the three months ended September 30, 2011, from $809,000 for the same period in 2010. The decrease in interest income from securities was primarily due to a 179 basis point decrease in the average yield on securities to 2.29% for the three months ended September 30, 2011, from 4.08% for the same period in 2010. The decrease in the average yield of securities was partially offset by an increase of $19.2 million, or 24.4%, in the average outstanding balance of securities to $98.0 million for the three months ended September 30, 2011, from $78.8 million for the same period in 2010.

Interest income on interest–bearing deposits in other financial institutions decreased by $93,000, or 57.1%, to $70,000 for the three months ended September 30, 2011, from $163,000 for the same period in 2010. The decrease in interest income from interest–bearing deposits was primarily due to a decrease of $162.8 million, or 63.2%, in the average outstanding balance of interest–bearing deposits in other financial institutions to $94.7 million for the three months ended September 30, 2011, from $257.5 million for the same period in 2010, which was partially offset by a four basis point increase in the average yield on interest–bearing deposits to 0.29% for the three months ended September 30, 2011 from 0.25% for the same period in 2010.

We received a dividend of $4,000 from the FHLBC on its common stock in the third quarter of 2011; no dividend was paid in the third quarter of 2010.

Interest expense decreased $1.5 million, or 48.1%, to $1.6 million for the three months ended September 30, 2011, from $3.1 million for the three months ended September 30, 2010. The decrease in interest expense was due to a decrease in the weighted average interest rates that we paid on deposit accounts and on borrowings, partially offset by an increase in the balance of our average interest–bearing liabilities. The cost of our average interest–bearing liabilities decreased by 52 basis points to 0.52% for the three months ended September 30, 2011, from 1.04% for the same period in 2010. Our average interest–bearing liabilities increased $34.5 million, to $1.236 billion for the three months ended September 30, 2011, from $1.201 billion for the same period in 2010.

Interest expense on deposits decreased $1.4 million, or 46.2%, to $1.6 million for the three months ended September 30, 2011, from $3.0 million for the three months ended September 30, 2010. The decrease in interest expense on deposits reflected a 48 basis point decrease in the average rate paid on interest–bearing deposits to 0.52% for the three months ended September 30, 2011, from 1.00% for same period in 2010. The decrease in the average rate paid on interest–bearing deposits was partially offset by a $55.3 million, or 4.7%, increase in average interest–bearing deposits to $1.225 billion for the three months ended September 30, 2011, from $1.170 billion for the same period in 2010.

Interest expense on money market accounts decreased $383,000, or 49.5%, to $391,000 for the three months ended September 30, 2011, from $774,000 for the three months ended September 30, 2010. The decrease in interest expense on money market accounts reflected a 41 basis point decrease in the interest rate paid on these deposits to 0.44% for the three months ended September 30, 2011, from 0.85% for the same period in 2010, and a $7.4 million, or 2.0%, decrease in the average balance of money market accounts to $354.2 million for the three months ended September 30, 2011, from $361.5 million for the same period in 2010.

Interest expense on interest–bearing NOW account deposits decreased $213,000, or 64.9%, to $115,000 for the three months ended September 30, 2011, from $328,000 for the three months ended September 30, 2010. The decrease in interest expense on interest–bearing NOW accounts reflected a 30 basis point decrease in the interest rates paid on interest–bearing NOW account deposits to 0.14% for the three months ended September 30, 2011, from 0.44% for the same period in 2010, partially offset by a increase of $31.8 million, or 10.7%, in the average balance of interest–bearing NOW account deposits to $328.5 million for the three months ended September 30, 2011, from $296.7 million for the same period in 2010.

Interest expense on certificates of deposit decreased $717,000, or 40.8%, to $1.0 million for the three months ended September 30, 2011, from $1.8 million for the three months ended September 30, 2010. The decrease in interest expense on certificates of deposit was due to a 66 basis point decrease in the interest rates paid on certificates of deposit to 1.03% for the three months ended September 30, 2011, from 1.69% for the same period in 2010, and a decrease of $14.1 million, or 3.4%, in the average balance of certificates of deposit to $399.4 million for the three months ended September 30, 2011, from $413.5 million for the same period in 2010.

Interest expense on borrowings decreased $143,000, or 79.9%, to $36,000 for the three months ended September 30, 2011, from $179,000 for the same period in 2010. The decrease in interest expense on borrowings was due to a $20.8 million, or 67.1%, decrease of our average borrowings to $10.2 million for the three months ended September 30, 2011, from $31.0 million for the same period in 2010, and a 89 basis point decrease in interest rates paid on borrowings to 1.40% for the three months ended September 30, 2011, from 2.29% for the same period in 2010.

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

	For the three months ended September 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest–earning Assets:
Loans	$1,304,805	$17,350	5.28%	$1,116,574	$14,920	5.30%
Securities	97,984	566	2.29	78,751	809	4.08
Stock in FHLB	16,346	4	0.10	15,598	—	—
Other	94,681	70	0.29	257,519	163	0.25

Total interest–earning assets	1,513,816	17,990	4.71	1,468,442	15,892	4.29

Noninterest–earning assets	137,899			107,744

Total assets	$1,651,715			$1,576,186

Interest–bearing Liabilities:
Savings deposits	$143,289	46	0.13	$98,339	99	0.40
Money market accounts	354,150	391	0.44	361,528	774	0.85
Interest–bearing NOW accounts	328,494	115	0.14	296,661	328	0.44
Certificates of deposit	399,435	1,041	1.03	413,494	1,758	1.69

Total deposits	1,225,368	1,593	0.52	1,170,022	2,959	1.00
Borrowings	10,220	36	1.40	31,023	179	2.29

Total interest–bearing liabilities	1,235,588	1,629	0.52	1,201,045	3,138	1.04

Noninterest–bearing deposits	140,347			99,345
Noninterest–bearing liabilities	23,857			15,723

Total liabilities	1,399,792			1,316,113
Equity	251,923			260,073

Total liabilities and equity	$1,651,715			$1,576,186

Net interest income		$16,361			$12,754

Net interest rate spread (2)			4.19%			3.25%
Net interest–earning assets (3)	$278,228			$267,397

Net interest margin (4)			4.29%			3.45%
Ratio of interest–earning assets to interest–bearing liabilities	122.52%			122.26%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest–earning assets and the cost of average interest–bearing liabilities.
(3)	Net interest–earning assets represents total interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest–earning assets.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $7.4 million for the three months ended September 30, 2011, compared to a provision for loan losses of $419,000 for the three months ended September 30, 2010. Of the $7.4 million total provision for loan losses, the general valuation allowance increased by $1.2 million and the remaining $6.2 million represents net charge–off activity and specific valuation allowances.

The general valuation allowance increased $1.2 million in the third quarter of 2011. Of this increase, $644,000 related to a mild deterioration in national and local economic factors and an increase in the historical loss ratio for loans secured by real estate and $588,000 reflected an additional general valuation allowance for the performing loans acquired in the Downers Grove National Bank merger.

Specific valuation allowances allocated to impaired loans increased by $4.6 million in the third quarter of 2011. Of this increase, $3.4 million related to loans placed on non-accrual status (including certain loans involving $2.2 million in specific valuation allowances discussed below). The remaining increase in the special valuation allowances reflects the net change of updated valuations on existing non-performing assets, offset by charge-offs of amounts previously reserved.

Nonperforming Loans and Assets

The Company reviews loans on a regular basis, and generally places loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At September 30, 2011, we had several loans totaling $704,000 in this category.

We typically obtain new third–party appraisals or collateral valuations when we place a loan on nonaccrual status, conduct impairment testing or conduct a TDR unless the existing valuation information for the collateral is sufficiently current to comply with the requirements of our Appraisal and Collateral Valuation Policy (“ACV Policy”). We also obtain new third–party appraisals or collateral valuations when the judicial foreclosure process concludes with respect to real estate collateral, and when we otherwise acquire actual or constructive title to real estate collateral. In addition to third–party appraisals, we use updated valuation information based on Multiple Listing Service data, broker opinions of value, actual sales prices of similar assets sold by us and approved sales prices in response to offers to purchase similar assets owned by us to provide interim valuation information for financial statement and management purposes. Our ACV Policy establishes the maximum useful life of a real estate appraisal at 18 months. Because appraisals and updated valuations utilize historical or “ask–side” data in reaching valuation conclusions, the appraised or updated valuation may or may not reflect the actual sales price that we will receive at the time of sale.

As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–improved” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of September 30, 2011, substantially all impaired real estate loan collateral and OREO are valued on an “as–is basis.”

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

	September 30, 2011	June 30, 2011	Change
	(Dollars in thousands)
Nonaccrual loans
One–to–four family residential real estate loans	$7,171	$7,485	$(314)
One–to–four family residential real estate loans – non owner occupied	9,952	5,178	4,774
Multi–family mortgage loans	8,735	7,955	780
Wholesale commercial lending	4,405	4,405	—
Nonresidential real estate loans	25,908	12,393	13,515
Construction loans	—	121	(121)
Land loans	3,544	383	3,161
Commercial loans – secured	4,281	3,632	649
Commercial loans – unsecured	158	158	—
Commercial loans – other	96	96	—
Non–rated commercial leases	94	72	22

Nonaccrual loans	64,344	41,878	22,466

Other real estate owned and in process
One–to–four family residential real estate	3,991	5,659	(1,668)
Multi–family mortgage	4,252	3,987	265
Nonresidential real estate loans	5,947	6,896	(949)
Land	3,203	3,218	(15)

Other real estate owned and in process – excluding purchased OREO	17,393	19,760	(2,367)

Purchased other real estate owned	6,885	7,272	(387)

Other real estate owned and in process	24,278	27,032	(2,754)

Nonperforming assets	$88,622	$68,910	$19,712

Loans on Nonaccrual Status

We experienced some significant activity in the loan portfolio during the third quarter of 2011. Non-accrual loans increased by $22.5 million during the quarter, due in substantial part to issues arising with three credit exposures as set forth below:

•

Our second-largest total credit exposure in the loan portfolio is $11.1 million, consisting of three loans secured by a combination of two income-producing commercial real estate properties leased to a credit tenant and several improved vacant land parcels held for future development. This relationship began in 2002 and has performed as agreed. At June 30, 2011, the borrowers were current on all scheduled payments, with a debt service coverage ratio of 1.48X and a 76% loan-to-value ratio based original appraisals for the income producing properties and an updated appraisal on the vacant land parcels. The leases on the facilities commenced in 1997 and are scheduled to expire in March, 2012, with two five-year renewals permitted under the leases.

We were notified during third quarter of 2011 that the tenant for the two income producing properties had proposed to renew the lease on one facility at a 50% reduction to the current rental rate, and does not intend to renew the lease on the second facility. The borrowers further advised the Bank that they intended to accept the proposed lease renewal on the first facility, and to seek a new tenant for the second facility.

Based on an analysis of the proposed rental rates, we concluded that it was not probable that the borrowers could continue to maintain the same debt service payments on the total outstanding credit exposure upon expiration of the current leases. Accordingly, we placed the entire credit relationship on non-accrual status and established a special valuation allowance of $1.4 million based on a discounted cash flow analysis of the expected cash flows and the net realizable value of the collateral.

Once the borrowers receive the renewed credit tenant lease and provide their business plan for the second facility, we will consider a restructuring of the credit exposure on a conforming basis and at market rates to result in an acceptable debt service ratio and loan-to-value ratio. We expect to receive the updated lease information during fourth quarter of 2011, and to begin evaluating the business plan for the second facility in the first quarter of 2012. The borrowers have indicated that they intend to continue all scheduled loan payments, which will be applied directly to the principal balance.

•

A $2.0 million credit exposure secured by income-producing commercial real estate matured on June 15, 2011. The debt service coverage ratio for the loan was 1.35X and the loan to value ratio was 89% based on an updated appraisal. During the renewal process, we discovered that the borrower had sold the properties in the first quarter of 2011 to a third party, subject to our mortgage, for $3.4 million, consisting of a $1.4 million in cash payments and credits and a $2.0 million promissory note from the purchaser to our borrower. The borrower’s actions constituted a default under the loan documents because they do not permit the conveyance of the property and the assumption of the note by a third party without the Bank’s consent.

The property continues to be managed by the same management company that managed the property for the borrower, and occupancy levels are stable. All loan payments were current as of the loan’s maturity date and the purchaser has continued to remit monthly loan payments to the borrower’s account at the Bank. Notwithstanding the continued loan payments, we determined that the credit exposure should be placed on non-accrual status given the covenant violation, the maturity of the loan, the absence of financial information concerning the purchaser and the apparent necessity to commence formal collection action. We expect to exercise our assignment of rents to continue receiving the surplus cash flow from the collateral and to begin marketing the note or collateral for sale to expedite the final resolution of the credit exposure.

•

We have a $1.4 million credit exposure secured by a newly-constructed residence and adjacent land owned by a corporation. The borrower received a cash offer to purchase the residence in an amount that was more than sufficient to repay the outstanding loan balance, but was unwilling to accept the offer. The borrower then failed to remit the scheduled loan payments. We offered to accept a deed-in-lieu of foreclosure as we are confident that the collateral can be sold promptly for an amount sufficient to repay the principal and interest in full. The borrower declined this offer. Accordingly, based on the lack of borrower cooperation, we placed the credit exposure on non-accrual status and began formal collection proceedings to obtain a judgment and acquire title to the collateral.

Excluding the effect of the foregoing credit exposures, non-accrual loans increased by $8.0 million. The remaining increase related in substantial part to the four credit exposures described below:

•

We have a $1.7 million credit exposure to a single borrower secured by two multi-family properties. The borrower acquired the properties in 2006 and 2008 and completed a thorough physical rehabilitation of the properties in connection with the initial extension of credit. At September 30, 2011, the loans were 60 days past due and the borrower indicated an unwillingness to continue making the scheduled loan payments. Based on this indication, we placed the loans on non-accrual status, obtained updated appraisals and established a specific valuation allowance of $856,000. The updated appraisals indicated that the average appraised value of the two properties declined by approximately 60% since the origination date of these loans.

•

During the second and third quarters of 2011, we worked to finalize a restructuring of $5.7 million in loans that we made to two family-related borrowers and a partnership in which they are members. The loans are secured by non-owner occupied one-to-four family rental properties located in our primary Chicago metropolitan market. At March 31, 2011, we classified the loans as a TDR and recorded a $1.2 million charge-off against the original credit exposure based on the terms of a restructuring that we proposed after the partnership filed a Chapter 11 bankruptcy case. We charged off an additional $793,000 at June 30, 2011 after receiving indications that the borrowers believed that they would be unable to finalize the restructuring on the originally proposed terms. Based on our final discussions with the borrowers during late third quarter, 2011, we determined that a sale of the properties will be pursued during the fourth quarter of 2011 either within or outside of the currently pending Chapter 11 bankruptcy case.

•

In fourth quarter, 2010, we conducted a TDR of $2.3 million in total credit exposure to a borrower group secured by a partially owner-occupied office building and improved vacant land parcels held for future development. The TDR resulted in a $1.1 million conforming “A” note secured by the office building and other collateral; the remaining credit exposure was placed on non-accrual status with a $637,000 special valuation allowance. At June 30, 2011, the borrower group had made all scheduled payments under the “A” note.

In early fourth quarter, 2011, the borrower group advised us that they had closed a related business that provided additional debt service support for their owner-occupied office building and they were uncertain as to whether they would be able to continue making scheduled loan payments in the future. Based on the uncertainties about the borrower group’s ability to continue making the scheduled loan payments, we placed the remaining $1.1 million on non-accrual status; however, due to the prior TDR, no specific valuation allowance was necessary.

•

We have a $1.1 million credit exposure to a borrower secured by several small apartment buildings and two-to-four family residences. The borrower had experienced some vacancy and collection issues during the second quarter of 2011, but had successfully re-tenanted the collateral securing our credit exposure. The borrower was past due on a credit exposure to a competing bank, which had first offered a forbearance agreement and subsequently offered a deed-in-lieu of foreclosure to resolve the matter. During the third quarter of 2011, the borrower initially accepted the other bank’s deed-in-lieu of foreclosure offer, but subsequently filed a Chapter 11 bankruptcy case instead of accepting the other bank’s offer. Based on the filing of the Chapter 11 bankruptcy case, we placed the credit exposure on non-accrual status; however, no special valuation allowances were required. The borrower has advised the Bank that the borrower intends to make all scheduled loan payments and reinstate the credit exposures, but we have not yet received sufficient information about the borrower’s reorganization plan in the bankruptcy case.

We are also closely monitoring two borrower relationships with a total credit exposure of $9.5 million secured by multifamily or commercial real collateral where the borrowers have decided to liquidate their portfolios through an orderly sales process. Although we expect that the net proceeds of the sales of the properties will result in the full payment of all principal and interest due, it is possible that future borrower actions could result in the placement of some or all of these relationships on non-accrual status, or the establishment of a special valuation allowance at some point in the future. At September 30, 2011 these relationships were current or matured and in the process of a short term renewal to evaluate the borrower’s liquidation plan.

With respect to significant non-performing assets existing at the end of the quarter, we concluded successful negotiations for the sale of a $4.3 million multifamily property currently subject to judicial foreclosure proceedings and recorded $500,000 in expenses in recognition of the provisions of the proposed sale contract. The sale contract has been approved by all parties and the closing is expected to occur in mid-fourth quarter, 2011.

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

	Balance at June 30, 2011	Additions	Write–downs and Receipts	Sale	Balance at September 30, 2011
One–to–four family residential	$5,659	$503	$(174)	$(1,997)	$3,991
Multi–family mortgage	3,987	990	(725)	—	4,252
Nonresidential real estate	6,896	—	(67)	(882)	5,947
Land	3,218	—	(15)	—	3,203

Other real estate owned and in process	19,760	1,493	(981)	(2,879)	17,393

Acquired other real estate owned
One–to–four family residential	327	—	—	—	327
Nonresidential real estate	3,006	—	(85)	(150)	2,771
Land	3,939	—	(85)	(67)	3,787

Total acquired other real estate owned and in process	7,272	—	(170)	(217)	6,885

Total other real estate owned and in process	$27,032	$1,493	$(1,010)	$(3,096)	$24,278

OREO and OREO in process decreased $2.8 million in the third quarter. The most significant changes to OREO are as follows:

•

In second quarter, 2011, we concluded the judicial sales process on a newly-constructed one-to-four family residence with a net book value of $1.8 million. During third quarter, 2011, we sold the property in a cash transaction, and no gain or loss was recorded.

•

In third quarter, 2011, we concluded the judicial sales process on a $900,000 multifamily property with a write-down of $153,000. Due to our advance marketing of this asset, we are presently negotiating the sale of this property for a possible closing in fourth quarter, 2011.

We market real estate for sale based on an estimate of its net realizable value. Depending on the levels of market interest received during the initial period of market exposure, we may reduce the offering price in subsequent periods; if we do so, the new offering price becomes the new net realizable value. We may also accept an offer to purchase a given real estate asset at a price below the net realizable value if there has been limited interest at the original offering price and we conclude that further market exposure time (even at a price lower than the current offering price but higher than the proposed actual sales price) will not produce materially better results given the holding costs and property management risks incurred over time.

The following table summarizes noninterest income for three–month periods ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011	2010	Change
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$699	$776	$(77)
Other fee income	381	482	(101)
Insurance commissions and annuities income	146	234	(88)
Gain on sale of loans, net	83	202	(119)
Gain (loss) on disposition of premises and equipment, net	1	(2)	3
Loan servicing fees	138	143	(5)
Amortization and impairment of servicing assets	(105)	(90)	(15)
Earnings on bank owned life insurance	165	115	50
Trust income	199	11	188
Other	156	87	69

Total noninterest income	$1,863	$1,958	$(95)

Noninterest Income. Noninterest income decreased $95,000, or 4.9%, to $1.9 million for the three months ended September 30, 2011, from $2.0 million for the same period in 2010. Deposit service charges and fees decreased $77,000, or 9.9%, to $699,000 for the three months ended September 30, 2011, from $776,000 for the same period in 2010. Other fee income decreased $101,000, or 21.0%, to $381,000 for the three months ended September 30, 2011, compared to $482,000 for the same period in 2010. Income from insurance commissions and annuities decreased $88,000, or 37.6%, to $146,000 for the three months ended September 30, 2011, from $234,000 for the same period in 2010. Gains on sales of loans were $83,000 for the three months ended September 30, 2011, compared to $202,000 for the same period in 2010, due to a decrease in the volume of loan sales. Loan servicing income decreased $5,000, or 3.5%, to $138,000 for the three months ended September 30, 2011, from $143,000 for the same period in 2010. In the third quarter 2011, we recorded a provision our mortgage servicing rights portfolio of $32,000, compared to a provision of $17,000 for the same period 2010. Earnings on bank-owned life insurance were $165,000 for the three months ended September 30, 2011, compared to $115,000 for the same period in 2010. Trust department income increased $188,000 to $199,000 for the three months ended September 30, 2011, compared to $11,000 for the same period in 2010, due to the operation of the trust department acquired in the Downers Grove National Bank transaction on March 18, 2011. Other income increased $69,000 to $156,000 for the three months ended September 30, 2011, from $87,000 for the same period in 2010.

The following table summarizes noninterest expense for the three–month periods ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011	2010	Change
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$6,229	$6,583	$(354)
Office occupancy and equipment	1,845	1,723	122
Advertising and public relations	333	321	12
Information technology	1,085	893	192
Supplies, telephone and postage	450	391	59
Amortization of intangibles	470	399	71
Nonperforming asset management	1,267	821	446
Loss on sale of other real estate owned	16	206	(190)
Operations of other real estate owned	1,572	348	1,224
FDIC insurance premiums	354	520	(166)
Other	1,016	985	31

Total noninterest expense	$14,637	$13,190	$1,447

Noninterest Expense. Noninterest expense was $14.6 million for the three months ended September 30, 2011, compared to $13.2 million for the three months ended September 30, 2010, primarily due to increased expenses relating to nonperforming asset management and OREO. Compensation and benefits expense decreased $354,000, or 5.4%, to $6.2 million, from $6.6 million for the same period in 2010. This decrease reflected a $702,000 decrease in stock–based compensation expense, as the majority of stock awards fully vested in December 2010. This decrease was partially offset by the additional expenses relating to the staffing of the two branches and trust department that were acquired in the Downers Grove National Bank merger. Office occupancy and equipment expense increased $122,000, or 7.1%, to $1.8 million, compared to $1.7 million for the same period in 2010.

Net expense from nonperforming asset management was $1.3 million for the three months ended September 30, 2011, compared to $821,000 for the same period in 2010. Net expense from nonperforming asset management included $132,000 for real estate taxes, $432,000 in maintenance and repair expenses and $267,000 in receiver expenses. These expenses were partially offset by $77,000 rental collections.

We recorded a loss from sales of OREO in the amount of $16,000 for the three months ended September 30, 2011, compared to $206,000 for the same period in 2010. Net expense from operations of OREO was $1.6 million for the three months ended September 30, 2011, compared to $348,000 for the same period in 2010. Net expense from operations of OREO included $434,000 for legal, insurance and property manager fee expenses for the three months ended September 30, 2011, compared to $152,000 for the same period in 2010. Real estate taxes for OREO was $95,000 for the three months ended September 30, 2011, compared to $111,000 for the same period in 2010. Net expense from operations of OREO for the current quarter also included $1.0 million in write–downs on other real estate owned, compared to no write-downs for the same period in 2010.

Income Tax Expense (Benefit). We recorded an income tax benefit of $1.9 million for the three months ended September 30, 2011 compared to income tax expense of $366,000 recorded for the same period 2010. The effective tax rate for the three months ended September 30, 2011 was 50.1% compared to 33.2% in 2010.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

Net Income (Loss). We had a net loss of $1.6 million for the nine months ended September 30, 2011, compared to net income of $1.2 million for the nine months ended September 30, 2010, due in substantial part to the recording of a $13.0 million provision for loan losses for the nine months ended September 30, 2011, combined with transaction expenses that we recorded in connection with our multi–family loan purchase from Citibank and the acquisition of Downers Grove National Bank and increased expenses from nonperforming asset management and OREO operations. Our loss per share of common stock for the nine months ended September 30, 2011 was $0.08 per basic and fully diluted share, respectively, compared to earnings per share of common stock of $0.06 per basic and fully diluted share, respectively, for the nine month period ending September 30, 2010.

Net Interest Income. Net interest income increased by $8.1 million, or 20.8%, to $46.8 million for the nine months ended September 30, 2011, from $38.8 million for the nine months ended September 30, 2010. The increase reflected a $2.8 million increase in interest income, and a $5.2 million decrease in interest expense. Our net interest rate spread increased by 72 basis points to 4.06% for the nine months ended September 30, 2011, from 3.34% for the same period in 2010. Our net interest margin increased by 60 basis points to 4.17% for the nine months ended September 30, 2011, from 3.57% for the same period in 2010.

Interest income increased $2.8 million, or 5.8%, to $52.3 million for the nine months ended September 30, 2011, from $49.5 million for the nine months ended September 30, 2010. The increase in interest income was primarily attributable to the increase in average interest–earning assets and an increased average yield on interest–earning assets. The average yield on interest–earning assets increased 11 basis points to 4.66% for the nine months ended September 30, 2011, compared to 4.55% for the same period in 2010. Total average interest–earning assets increased $47.3 million, or 3.3%, to $1.500 billion for the nine months ended September 30, 2011, from $1.453 billion for the same period in 2010. The increase in average interest–earning assets was due in substantial part to a $99.1 million, or 8.6%, increase in average loans receivable, and a net increase of $22.0 million, or 25.0%, in the average balance of securities, partially offset by a net decrease of $74.4 million, or 38.2%, in the average balance of interest–bearing deposits in other financial institutions.

Interest income from loans, the most significant portion of interest income, increased $3.5 million, or 7.6%, to $49.9 million for the nine months ended September 30, 2011, from $46.4 million for the same period in 2010. The increase in interest income from loans resulted primarily from an increase of $99.1 million, or 8.6%, in average loans receivable to $1.254 billion for the nine months ended September 30, 2011, from $1.155 billion for the same period in 2010, which was partially offset by a net decrease of five basis points in the average yield on loans to 5.32% for the nine months ended September 30, 2011, from 5.37% for the same period in 2010.

Interest income from securities decreased by $571,000, or 20.9%, to $2.2 million for the nine months ended September 30, 2011, from $2.7 million for the same period in 2010. The decrease in interest income from securities was primarily due to a 152 basis point decrease in the average yield on securities to 2.63% for the nine months ended September 30, 2011 from 4.15% for the same period in 2010. The decrease in the average yield of securities was partially offset by an increase of $22.0 million, or 25.0%, in the average outstanding balance of securities to $109.7 million for the nine months ended September 30, 2011, from $87.8 million for the same period in 2010.

Interest income on interest–bearing deposits decreased by $110,000, or 30.1%, to $255,000 for the nine months ended September 30, 2011, from $365,000 for the same period in 2010. The decrease in interest income from interest-bearing deposits was primarily due to a decrease of $74.4 million, or 38.2%, in the average outstanding balance of interest–bearing deposits to $120.5 million for the nine months ended September 30, 2011, from $194.9 million for the same period in 2010, partially offset by a three basis point increase in the average yield on interest–bearing deposits to 0.28% for the nine months ended September 30, 2011 from 0.25% for the same period in 2010.

We received a dividend of $12,000 from the FHLBC on its common stock in the nine months ended September 30, 2011; no dividend was paid in the first nine months of 2010.

Interest expense decreased $5.2 million, or 48.5%, to $5.5 million for the nine months ended September 30, 2011, from $10.7 million for the nine months ended September 30, 2010. The decrease in interest expense was due to a decrease in the weighted average interest rates that we paid on deposit accounts and on borrowings, partially offset by an increase in the balance of our average interest–bearing liabilities. The cost of our average interest–bearing liabilities decreased by 61 basis points to 0.60% for the nine months ended September 30, 2011, from 1.21% for the same period in 2010. Our average interest–bearing liabilities increased $35.5 million, to $1.223 billion for the nine months ended September 30, 2011, from $1.188 billion for the same period in 2010.

Interest expense on deposits decreased $4.7 million, or 46.7%, to $5.3 million for the nine months ended September 30, 2011, from $10.0 million for the nine months ended September 30, 2010. The decrease in interest expense on deposits reflected a 58 basis point decrease in the average rate paid on interest–bearing deposits to 0.59% for the nine months ended September 30, 2011, from 1.17% for same period in 2010. The decrease in the average rate paid on interest–bearing deposits was partially offset by a $63.0 million, or 5.5%, increase in average interest–bearing deposits to $1.210 billion for the nine months ended September 30, 2011, from $1.147 billion for the same period in 2010.

Interest expense on money market accounts decreased $1.5 million, or 54.2%, to $1.2 million for the nine months ended September 30, 2011, from $2.7 million for the nine months ended September 30, 2010. The decrease in interest expense on money market accounts reflected a 57 basis point decrease in the interest rate paid on these deposits to 0.48% for the nine months ended September 30, 2011, from 1.05% for the same period in 2010, partially offset by a $4.0 million, or 1.2%, increase in the average balance of money market accounts to $350.5 million for the nine months ended September 30, 2011, from $346.5 million for the same period in 2010.

Interest expense on interest–bearing NOW account deposits decreased $825,000, or 66.6%, to $413,000 for the nine months ended September 30, 2011, from $1.2 million for the nine months ended September 30, 2010. The decrease in interest expense on interest–bearing NOW accounts reflected a 39 basis point decrease in the interest rates paid on interest–bearing NOW account deposits to 0.17% for the nine months ended September 30, 2011, from 0.56% for the same period in 2010, partially offset by an increase of $26.7 million, or 9.1%, in the average balance of interest-bearing NOW account deposits to $320.6 million for the nine months ended September 30, 2011, from $293.9 million for the same period in 2010.

Interest expense on certificates of deposit decreased $2.2 million, or 38.6%, to $3.5 million for the nine months ended September 30, 2011, from $5.7 million for the nine months ended September 30, 2010. The decrease in interest expense on certificates of deposit was due to a 72 basis point decrease in the interest rates paid on certificates of deposit to 1.15% for the nine months ended September 30, 2011, from 1.87% for the same period in 2010, and a decrease of $1.3 million, or 0.3%, in the average balance of certificates of deposit to $406.6 million for the nine months ended September 30, 2011, from $407.9 million for the same period in 2010.

Interest expense on borrowings decreased $529,000, or 73.3%, to $193,000 for the nine months ended September 30, 2011, from $722,000 for the same period in 2010. The decrease in interest expense on borrowings was due to a $27.5 million, or 66.5%, decrease of our average borrowings to $13.9 million for the nine months ended September 30, 2011, from $41.3 million for the same period in 2010, and a 48 basis point decrease in interest rates paid on borrowings to 1.86% for the nine months ended September 30, 2011, from 2.34% for the same period in 2010.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax–equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans have been included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include, where applicable, the effect of deferred fees and expenses, discounts and premiums, and purchase accounting adjustments that are amortized or accreted to interest income or expense.

	For the nine months ended September 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest–earning Assets:
Loans	$1,253,801	$49,915	5.32%	$1,154,664	$46,396	5.37%
Securities	109,746	2,156	2.63	87,782	2,727	4.15
Stock in FHLB	16,208	12	0.10	15,598	—	—
Other	120,497	255	0.28	194,907	365	0.25

Total interest–earning assets	1,500,252	52,338	4.66	1,452,951	49,488	4.55

Noninterest–earning assets	124,122			110,346

Total assets	$1,624,374			$1,563,297

Interest–bearing Liabilities:
Savings deposits	$131,953	174	0.18	$98,312	344	0.47
Money market accounts	350,471	1,249	0.48	346,482	2,726	1.05
Interest–bearing NOW accounts	320,572	413	0.17	293,890	1,238	0.56
Certificates of deposit	406,633	3,506	1.15	407,932	5,714	1.87

Total deposits	1,209,629	5,342	0.59	1,146,616	10,022	1.17
Borrowings	13,853	193	1.86	41,323	722	2.34

Total interest–bearing liabilities	1,223,482	5,535	0.60	1,187,939	10,744	1.21

Noninterest–bearing deposits	129,993			101,385
Noninterest–bearing liabilities	20,584			11,224

Total liabilities	1,374,059			1,300,548
Equity	250,315			262,749

Total liabilities and equity	$1,624,374			$1,563,297

Net interest income		$46,803			$38,744

Net interest rate spread (2)			4.06%			3.34%
Net interest–earning assets (3)	$276,770			$265,012

Net interest margin (4)			4.17%			3.57%

Ratio of interest–earning assets to interest–bearing liabilities	122.63%			122.31%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest–earning assets and the cost of average interest–bearing liabilities.
(3)	Net interest–earning assets represents total interest–earning assets less total interest–bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest–earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $13.0 million for the nine months ended September 30, 2011, compared to a provision for loan losses of $3.9 million for the nine months ended September 30, 2010. Of the $13.0 million total provision for loan losses, the general valuation allowance increased by $2.8 million and the remaining $10.2 million represents net charge–off activity and specific valuation allowances.

The general valuation allowance increased $2.8 million in the nine months ended September 30, 2011. Of this increase, $1.8 million related to a mild deterioration in national and local economic factors and an increase in the historical loss ratio for loans secured by real estate and $978,000 reflected an additional general valuation allowance for the performing loans acquired in the Downers Grove National Bank merger.

Specific valuation allowances allocated to impaired loans increased by $3.8 million in 2011. Of this increase, $4.4 million related to loans placed on non-accrual status (including certain loans involving $2.2 million in specific valuation allowances discussed in the three month nonperforming assets discussion). The remaining decrease in the special valuation allowances reflects the net change of updated valuations on existing non-performing assets, offset by charge-offs of amounts previously reserved.

Nonperforming Assets Summary

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets, excluding purchased impaired loans, at the dates indicated.

	September 30, 2011	December 31, 2010	Change
	(Dollars in thousands)
Nonaccrual loans
One–to–four family residential real estate loans	$7,171	$5,748	$1,423
One–to–four family residential real estate loans – non owner occupied	9,952	4,311	5,641
Multi–family mortgage loans	8,735	8,823	(88)
Wholesale commercial lending	4,405	4,405	—
Nonresidential real estate loans	25,908	12,428	13,480
Construction loans	—	3,274	(3,274)
Land loans	3,544	2,865	679
Commercial loans – secured	4,281	3,511	770
Commercial loans – unsecured	158	158	—
Commercial loans – other	96	97	(1)
Non–rated commercial leases	94	72	22
Consumer loans	—	3	(3)

Nonaccrual loans	64,344	45,695	18,649

Other real estate owned and in process
One–to–four family residential real estate	3,991	3,015	976
Multi–family mortgage	4,252	2,486	1,766
Nonresidential real estate loans	5,947	7,376	(1,429)
Land	3,203	1,745	1,458

Other real estate owned and in process – excluding purchased OREO	17,393	14,622	2,771

Purchased other real estate owned	6,885	—	6,885

Other real estate owned and in process	24,278	14,622	9,656

Nonperforming assets	$88,622	$60,317	$28,305

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

	Balance at December 31, 2010	Additions	Acquired other real estate owned	Write–downs and receipts	Sale	Balance at September 30, 2011
	(Dollars in thousands)
One–to–four family residential	$3,015	$3,747	$—	$(293)	$(2,478)	$3,991
Multi–family mortgage	2,486	3,378	—	(830)	(782)	4,252
Nonresidential real estate	7,376	302	—	(321)	(1,410)	5,947
Land	1,745	1,473	—	(15)	—	3,203

Total other real estate owned and in process	14,622	8,900	—	(1,459)	(4,670)	17,393

Acquired other real estate owned:
One–to–four family residential	—	147	355	—	(175)	327
Nonresidential real estate	—	114	2,892	(85)	(150)	2,771
Land	—	—	4,164	(85)	(292)	3,787

Total acquired other real estate owned and in process	—	261	7,411	(170)	(617)	6,885

Total other real estate owned and in process	$14,622	$9,161	$7,411	$(1,629)	$(5,287)	$24,278

Of the total increase in other real estate owned and in process of $9.7 million, $6.9 million is attributable to our acquisition of Downers Grove National Bank.

The following table summarizes noninterest income for nine–month periods ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010	Change
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$2,010	$2,341	$(331)
Other fee income	1,168	1,416	(248)
Insurance commissions and annuities income	470	548	(78)
Gain on sale of loans, net	141	317	(176)
Gain on sale of securities	—	31	(31)
Loss on disposition of premises and equipment, net	(19)	(19)	—
Loan servicing fees	407	467	(60)
Amortization and impairment of servicing assets	(210)	(411)	201
Earnings on bank owned life insurance	485	286	199
Trust income	490	34	456
Other	371	215	156

Total noninterest income	$5,313	$5,225	$88

Noninterest Income. Noninterest income increased $88,000, or 1.7%, to $5.3 million for the nine months ended September 30, 2011, from $5.2 million for the same period in 2010. Deposit service charges and fees decreased $331,000, or 14.1%, to $2.0 million for the nine months ended September 30, 2011, from $2.3 million for the same period in 2010. Other fee income decreased $248,000, or 17.5%, to $1.2 million for the nine months ended September 30, 2011, compared to $1.4 million for the same period in 2010. Gains on sales of loans were $141,000, a decrease of $176,000 for the nine months ended September 30, 2011, compared to $317,000 for the same period in

2010, due to a decrease in the volume of loan sales. Loan servicing income decreased $60,000, or 12.8%, to $407,000 for the nine months ended September 30, 2011, from $467,000 for the same period in 2010. Mortgage servicing rights amortization expense decreased $273,000 or 60.5%, to $178,000 for the nine months ended September 30, 2011, compared to $451,000 for the same period 2010, due in substantial part to the Illinois Housing Development Authority’s consolidation of the servicing of its loans with a single institution in 2010. We recorded a provision of $32,000 for the nine months ended September 30, 2011, compared to a reserve recovery of $40,000 on our mortgage servicing rights for the same period 2010. Earnings on bank–owned life insurance were $485,000 for the nine months ended September 30, 2011, compared to $286,000 for the same period in 2010. Trust department income increased $456,000 to $490,000 for the nine months ended September 30, 2011, compared to $34,000 for the same period in 2010, due to the acquisition of Downers Grove National Bank on March 18, 2011. Other income increased $156,000 to $371,000 for the nine months ended September 30, 2011, from $215,000 for the same period in 2010.

The following table summarizes noninterest expense for the nine–month periods ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010	Change
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$19,949	$20,346	$(397)
Office occupancy and equipment	5,449	5,133	316
Advertising and public relations	830	840	(10)
Information technology	3,124	2,775	349
Supplies, telephone and postage	1,264	1,158	106
Amortization of intangibles	1,322	1,203	119
Nonperforming asset management	3,001	1,444	1,557
Loss (gain) on sale of other real estate owned	(98)	314	(412)
Operations of other real estate owned	2,994	874	2,120
FDIC insurance premiums	1,107	1,607	(500)
Acquisition expenses	1,748	—	1,748
Other	2,825	2,544	281

Total noninterest expense	$43,515	$38,238	$5,277

Noninterest Expense. Noninterest expense was $43.5 million for the nine months ended September 30, 2011, compared to $38.2 million for the nine months ended September 30, 2010, an increase of $5.3 million, or 13.8%, primarily due to expenses relating to the acquisition of Downers Grove National Bank and an increase in nonperforming asset and OREO expense. Compensation and benefits expense decreased $397,000, to $19.9 million, from $20.3 million for the same period in 2010. This decrease reflected a $1.7 million decrease in stock–based compensation expense, as the majority of stock awards fully vested in December 2010, offset by residual transitional staffing expenses relating to Downers Grove National Bank and additional staffing required for the trust department and the two additional branch offices that were acquired in the transaction. Office occupancy and equipment expense increased $316,000, or 6.2%, to $5.4 million, compared to $5.1 million for the same period in 2010.

Net expense from nonperforming asset management was $3.0 million for the nine months ended September 30, 2011, compared to $1.4 million for the same period in 2010. Net expense from nonperforming asset management included $965,000 for real estate taxes for the nine months ended September 30, 2011, compared to $221,000 for real estate taxes for the same period in 2010.

We recorded a gain from sales of OREO of $98,000 for the nine months ended September 30, 2011, compared to a $314,000 loss for the same period in 2010. Net expense from operations of OREO was $3.0 million for the nine months ended September 30, 2011, compared to $874,000 for the same period in 2010. Net expense from operations of OREO included $947,000 for legal, insurance and receiver or property manager fee expenses for the nine months ended September 30, 2011 compared to $201,000 for the same period in 2010. Real estate taxes for other real estate owned was $469,000 for the nine months ended September 30, 2011, compared to $241,000 for the same period 2010. Net expense from operations of other real estate owned for the current quarter also included $1.5 million in write–downs or losses on other real estate owned, compared to $188,000 for the same period in 2010.

Acquisition expenses included $1.4 million relating to the acquisition of Downers Grove National Bank, including $518,000 in data processing contracts and operational expenses, and $675,000 that was recorded for contract and severance payments. Also recorded was $383,000 of expenses relating to the multi–family loan purchase from Citibank.

Income Tax Expense (Benefit). We recorded an income tax benefit of $2.7 million for the nine months ended September 30, 2011, compared to an income tax expense of $631,000 for the same period in 2010. The effective tax rate for the nine months ended September 30, 2011 was 62.4% compared to 35.1% in 2010 due to the impact of permanent book versus tax differences in relation to pre–tax income. As a result of the Illinois corporate income tax rate increase, we recorded an additional tax benefit of $227,000 for the nine months ended September 30, 2011 related to the write–up of state deferred tax assets.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short–term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the FHLBC, which provides an additional source of short–term and long–term funding. Outstanding borrowings from the FHLBC were $3.5 million at September 30, 2011, at a weighted average interest rate of 2.95%. A total of $500,000 of these borrowings will mature in less than one year. Outstanding FHLBC borrowings were $16.0 million at December 31, 2010.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $11.1 million in cash and cash equivalents as of September 30, 2011 and cash dividends from our subsidiary, the Bank.

As of September 30, 2011, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2011, we had no other material commitments for capital expenditures.

Capital Resources. Total stockholders’ equity was $247.1 million at September 30, 2011, compared to $253.3 million at December 31, 2010. The decrease in total stockholders’ equity was primarily due to the combined impact of our $1.6 million net loss, our declaration and payment of cash dividends totaling $4.4 million, and a $640,000 decrease in accumulated other comprehensive income during the nine months ended September 30, 2011. The unallocated shares of common stock that our ESOP owns were reflected as a $13.5 million reduction to stockholders’ equity at September 30, 2011, compared to a $14.2 million reduction to stockholders’ equity at December 31, 2010.

As of September 30, 2011, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that have been authorized for repurchase by the Company’s Board of Directors. As previously disclosed, the authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5–1 of the Securities and Exchange Commission. The authorization may be utilized at management’s discretion, subject to the limitations set forth in Rule 10b–18 of the Securities and Exchange Commission and other applicable legal requirements and regulatory policy statements, and to price and other internal limitations established by the Board of Directors. The authorization may be suspended, terminated or modified at any time prior to November 15, 2011 for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed relevant. These factors will also affect the timing and amount of share repurchases. For additional information, see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. (c) Repurchases of Our Equity Securities.”

At September 30, 2011 and December 31, 2010, the actual regulatory capital ratios and minimum required regulatory ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2011 (1)
Total capital (to risk–weighted assets)	14.84%	8.00%	10.00%
Tier 1 (core) capital (to risk–weighted assets)	13.58	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	10.91	4.00	5.00

December 31, 2010 (1)
Total capital (to risk–weighted assets)	18.38%	8.00%	10.00%
Tier 1 (core) capital (to risk–weighted assets)	17.20	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.48	4.00	5.00

(1)	Capital calculations for September 30, 2011 in accordance with OCC guidance, compared to the December 31, 2010 calculation in accordance with the OTS guidance.

As of September 30, 2011, the Office of the Comptroller of the Currency (“OCC”) categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution's well–capitalized status. As of December 31, 2010, the OTS categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action.

The Dodd–Frank Wall Street Reform and Consumer Protection Act (“Dodd–Frank Act”), which was signed by the President on July 21, 2010, provided for the transfer of the authority for regulating and supervising federal savings banks from the OTS to the OCC, and the authority for regulating and supervising savings and loan holding companies and their non–depository subsidiaries from the OTS to the Board of Governors of the Federal Reserve Board (“FRB”). The transfer occurred on July 21, 2011. The Dodd–Frank Act also created a new federal agency, the Consumer Financial Protection Bureau (“CFPB”), as an independent bureau of the Federal Reserve Board, to conduct rule–making, supervision, and enforcement of federal consumer financial protection and fair lending laws and regulations. The CFPB has examination and primary enforcement authority in connection with these laws and regulations for depository institutions with total assets of more than $10 billion. Depository institutions with $10 billion or less in total assets are examined for compliance with these laws and regulations by their primary federal regulators, and are subject to their enforcement authority. Because of these changes, the OCC became the primary federal regulator of the Bank and the FRB became the primary federal regulator of the Company on the transfer date. The Bank is not subject to the examination or the primary enforcement authority of the CFPB.

As a result of the regulatory restructuring occasioned by the Dodd-Frank Act, the Company is now subject to Federal Reserve Board Supervisory Letter SR 09-4, which provides that a holding company should, among other things, inform the Federal Reserve Bank prior to declaring a dividend if its net income for the current quarter is not sufficient to fully fund the dividend, and inform the Federal Reserve Bank and consider eliminating, deferring or significantly reducing its dividends if its net income for the current quarter is not sufficient to fully fund the dividends, or if its net income for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends. The Company does not have sufficient net income for the third quarter of 2011 or sufficient net income for the past four quarters net of dividends previously paid to declare a dividend for the third quarter of 2011 without first consulting with the Federal Reserve Bank of Chicago.

As a consequence, the Company is currently in discussions with the Federal Reserve Bank of Chicago with respect to whether a dividend should be declared for the quarter ended September 30, 2011 and, if declared, at what level. The Board of Directors does not expect to be in a position to make a decision concerning the declaration of a dividend for the third quarter of 2011 until at least the latter part of November, 2011. There can be no assurance that a dividend will be declared or, if it is declared, at what level.

Supervisory Letter SR 09-4 also applies to share repurchases and sets forth similar guidelines pertaining to share repurchases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis. We believe that our most significant form of market risk is interest rate risk. Interest rate risk results from timing differences in the maturity or repricing of our assets, liabilities and off balance sheet contracts (i.e., forward loan commitments), the effect of loan prepayments and deposit withdrawals, the difference in the behavior of lending and funding rates arising from the use of different indices and “yield curve risk” arising from changing rate relationships across the spectrum of maturities for constant or variable credit risk investments. In addition to directly affecting net interest income, changes in market interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancings, the carrying value of investment securities classified as available–for–sale and the flow and mix of deposits.

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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. In an effort to better manage interest–rate risk, we have de–emphasized the origination of residential mortgage loans for our loan portfolio, and have increased our emphasis on the origination of nonresidential real estate loans, multi–family mortgage loans, commercial loans and commercial leases. In addition, depending on market interest rates and our capital and liquidity position, we generally sell all or a portion of our longer–term, fixed–rate residential loans, usually on a servicing–retained basis. Further, we primarily invest in shorter–duration securities, which generally have lower yields compared to longer–term investments. Shortening the average maturity of our interest–earning assets by increasing our investments in shorter–term loans and securities, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Finally, we have classified all of our investment portfolio as available–for–sale so as to provide flexibility in liquidity management.

We utilize a combination of analyses to monitor the Bank’s exposure to changes in interest rates. The economic value of equity analysis is a model that estimates the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities and off–balance sheet contracts. In calculating changes in NPV, we assume estimated loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes.

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

Our dynamic GAP analysis determines the relative balance between the repricing of assets and liabilities over multiple periods of time (ranging from overnight to five years). Dynamic GAP analysis includes expected cash flows from loans and mortgage–backed securities, applying prepayment rates based on the differential between the current interest rate and the market interest rate for each loan and security type. This analysis identifies mismatches in the timing of asset and liability repricing but does not necessarily provide an accurate indicator of interest rate risk because it omits the factors incorporated into the net interest income analysis.

Quantitative Analysis. The following table sets forth, as of September 30, 2011, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the US Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates	Estimated Increase in NPV		Decrease in Estimated Net Interest Income
(basis points)	Amount	Percent	Amount	Percent
	(dollars in thousands)		(dollars in thousands)
+400	$17,669	7.16%	$(6,120)	(10.18)%
+300	15,044	6.10	(4,393)	(7.31)
+200	11,560	4.68	(2,844)	(4.73)
+100	6,616	2.68	(1,444)	(2.40)
0	—	—	—	—

The Company has opted not to include an estimate for a decrease in rates at September 30, 2011 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at September 30, 2011, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 4.68% increase in NPV and a $2.8 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income requires that we make certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The NPV and net interest income table presented above assumes that the composition of our interest–rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Equity Securities.

The Company’s Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. In accordance with this authorization, the Company had repurchased 4,239,134 shares of its common stock as of September 30, 2011. The Company did not conduct any repurchases during the third quarter of 2011. The current share repurchase authorization will expire on November 15, 2011, unless extended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

As described in Part I, Item II, the Company is currently in discussions with the Federal Reserve Bank of Chicago with respect to whether a dividend should be declared for the quarter ended September 30, 2011 and, if declared, at what level. The Board of Directors does not expect to be in a position to make a decision concerning the declaration of a dividend for the third quarter of 2011 until at least the latter part of November, 2011. There can be no assurance that a dividend will be declared or, if it is declared, at what level. Supervisory Letter SR 09-4 also applies to share repurchases and sets forth similar guidelines pertaining to share repurchases.

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S–K are included with this Form 10–Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKFINANCIAL CORPORATION (Registrant)

Date: November 9, 2011	/s/ F. MORGAN GASIOR
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ PAUL A. CLOUTIER
Paul A. Cloutier
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of F. Morgan Gasior, Chairman of the Board, Chief Executive Officer and President, Pursuant to Rule 13a–14(a) and Rule 15d–14(a).

31.2	Certification of Paul A. Cloutier, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a–14(a) and Rule 15d–14(a).

32.1	Certification of F. Morgan Gasior, Chairman of the Board, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Paul A. Cloutier, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase