Form 10-K
period 2011-12-31
BankFinancial CORP
filed 2012-03-13
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2011, determined using a per share closing price on that date of $8.47, as quoted on The Nasdaq Stock Market, was $168.5 million.

At March 12, 2012, there were 21,072,966 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K contains, and other periodic and current reports, press releases and other public stockholder communications of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. Forward-looking statements may include statements relating to our future plans, strategies and expectations, as well as our future revenues, earnings, losses, financial performance, financial condition, asset quality metrics and future prospects. Forward looking statements are generally identifiable by use of the words “believe,” “may,” “will,” “should,” “could,” “expect,” “estimate,” “intend,” “anticipate,” “project,” “plan,” or similar expressions. Forward looking statements speak only as of the date made. They are frequently based on assumptions that may or may not materialize, and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward looking statements. We intend all forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for the purpose of invoking these safe harbor provisions.

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) the failure of the real estate market to recover or further declines in real estate values that adversely impact the value of our loan collateral and Other Real Estate Owned (“OREO”), asset dispositions and borrower equity in their investments; (ii) the persistence or worsening of adverse economic conditions in general and in the Chicago metropolitan area in particular, including high or increasing unemployment levels, that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (iii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our loan classifications or allowance for loan losses, write-down assets, reduce credit concentrations or maintain specific capital levels; (iv) interest rate movements and their impact on customer behavior and our net interest margin; (v) less than anticipated loan growth due to a lack of demand for specific loan products, competitive pressures or a dearth of borrowers who meet our underwriting standards; (vi) changes, disruptions or illiquidity in national or global financial markets; (vii) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (viii) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board; (ix) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors’ pricing initiatives on our deposit products; (x) the impact of new legislation or regulatory changes, including the Dodd-Frank Act, on our products, services, operations and operating expenses; (xi) higher federal deposit insurance premiums; (xii) higher than expected overhead, infrastructure and compliance costs; (xiii) changes in accounting principles, policies or guidelines; and (xiv) and our failure to achieve expected synergies and cost savings from acquisitions.

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

BankFinancial, F.S.B.

The Bank is a full-service, community-oriented federal savings bank principally engaged in the business of commercial, family and personal banking, and offers our customers a broad range of loan, deposit, and other financial products and services through 20 full-service banking offices located in Cook, DuPage, Lake and Will Counties, Illinois, and through our Internet Branch, www.bankfinancial.com.

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

We originate deposits predominantly from the areas where our branch offices are located. We rely on our favorable locations, customer service, competitive pricing, our Internet Branch and related deposit services such as cash management to attract and retain these deposits. While we accept certificates of deposit in excess of the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limits, we generally do not solicit such deposits because they are more difficult to retain than core deposits and at times are more costly than wholesale deposits.

Lending Activities

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which represented 78.2% of our total loan portfolio of $1.227 billion at December 31, 2011. At December 31, 2011, $423.6 million, or 33.7%, of our total loan portfolio consisted of multi-family mortgage loans; $311.6 million, or 24.8%, of our total loan portfolio consisted of nonresidential real estate loans; $93.9 million, or 7.5%, of our total loan portfolio consisted of commercial loans; $135.0 million, or 10.7%, of our total loan portfolio consisted of commercial leases; and $19.9 million, or 1.6%, of our total loan portfolio consisted of construction and land loans. $272.0 million, or 21.6%, of our total loan portfolio consisted of one-to-four family residential mortgage loans (of which $80.6 million, or 6.4%, were loans to investors in non-owner occupied single-family homes), including home equity loans and lines of credit.

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

At December 31, 2011, our deposits totaled $1.333 billion. Interest-bearing deposits totaled $1.190 billion and noninterest-bearing demand deposits totaled $142.1 million, which included $6.7 million in internal checking accounts such as bank cashier’s checks and money orders. Savings, money market and NOW account deposits totaled $826.1 million, and certificates of deposit totaled $364.4 million, of which $264.8 million had maturities of one year or less.

Related Products and Services

The Bank’s Wealth Management Group provides investment, financial planning and other wealth management services to our customers through arrangements with a third-party broker-dealer. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc. (“Financial Assurance”), sells life insurance, property and casualty insurance and other insurance products on an agency basis. During the year ended December 31, 2011, Financial Assurance reported net income of $75,000. At December 31, 2011, Financial Assurance had four full-time employees. The Bank’s other wholly-owned subsidiary, BF Asset Recovery Corporation, is in the business of holding title to and selling certain Bank-owned real estate acquired through formal collection action, and reported a loss of $5.6 million for the year ended December 31, 2011.

Website and Stockholder Information

The website for the Company and the Bank is www.bankfinancial.com. Information on this website does not constitute part of this Annual Report on Form 10-K.

The Company makes available, free of charge, its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Copies of these documents are available to stockholders at BankFinancial’s web site, www.bankfinancial.com, under Stockholder Information, and at the SEC’s web site, www.sec.gov.

Competition

We face significant competition in both originating loans and attracting deposits. The Chicago metropolitan area and some other areas in which we operate have a high concentration of financial institutions, many of which are significantly larger institutions that have greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans and leases comes principally from commercial banks, savings banks, mortgage banking companies, the U.S. Government, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by emphasizing personalized service and efficient decision-making tailored to individual needs. In addition, we reward long-standing relationships with preferred rates and terms on deposit products based on existing and prospective lending business. We do not rely on any individual, group or entity for a material portion of our loans or our deposits.

Employees

At December 31, 2011, we had 338 full-time employees and 30 part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

Supervision and Regulation

General

As a federally chartered savings bank, the Bank is regulated and supervised primarily by the Office of the Comptroller of the Currency (“OCC”). The Bank is also subject to regulation by the FDIC in more limited circumstances because the Bank’s deposits are insured by the FDIC. This regulatory and supervisory structure establishes a comprehensive framework of activities in which a financial institution may engage, and is intended primarily for the protection of the FDIC’s deposit insurance funds, depositors and the banking system. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the OCC critiques the financial institution’s operations in a report of examination and assigns it a rating (known as an institution’s CAMELS rating). Under federal law and regulations, an institution may not disclose the contents of its safety and soundness examination report or its CAMELS rating to the public.

The Bank is a member of, and owns stock in, the Federal Home Loan Bank of Chicago (“FHLBC”), which is one of the 12 regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (“FRB”) with regard to reserves it must maintain against deposits and other matters. The OCC examines the Bank and prepares reports for the consideration of its Board of Directors on any identified operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated in some respects by both federal and state laws, especially in matters concerning the ownership of deposit accounts, and the form and content of the Bank’s consumer loan documents.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which was signed by the President on July 21, 2010, provided for the transfer of the authority for regulating and supervising federal savings banks from the Office of Thrift Supervision (“OTS”), the Bank’s previous regulator, to the OCC. The Dodd-Frank Act also provided for the transfer of authority for regulating and supervising savings and loan holding companies and their non-depository subsidiaries from the OTS to the FRB. The transfers occurred on July 21, 2011. The Dodd-Frank Act also created a new federal agency, the Consumer Financial Protection Bureau (“CFPB”), as an independent bureau of the FRB, to conduct rule-making, supervision, and enforcement of federal consumer financial protection and fair lending laws and regulations. The CFPB has examination and primary enforcement authority in connection with these laws and regulations for depository institutions with total assets of more than $10 billion. Depository institutions with $10 billion or less in total assets, such as the Bank, continue to be examined for compliance with these laws and regulations by their primary federal regulators, and remain subject to their enforcement authority.

The Dodd-Frank Act also broadened the base for FDIC assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor and provided non-interest bearing transaction accounts with unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation directed the FRB to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether or not the company is publicly traded. The Dodd-Frank Act also provided for originators of certain securitized loans to retain a percentage of the risk for transferred credits, directed the FRB to regulate pricing of certain debit card interchange fees, repealed restrictions on paying interest on checking accounts and contained a number of reforms related to mortgage origination.

There can be no assurance that laws, rules and regulations, and regulatory policies will not change in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition, results of operations or prospects. Any change in these laws or regulations, or in regulatory policy, whether by the OCC, the FDIC, the FRB, the CFPB or Congress, could have a material adverse impact on the Company, the Bank and their respective operations. The following summary of laws and regulations applicable to the Bank and Company is not intended to be exhaustive and is qualified in its entirety by reference to the actual laws and regulations involved.

Federal Banking Regulation

Business Activities. As a federal savings bank, the Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations, pronouncements or guidance of the OCC. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business and consumer loans, certain types of securities and certain other loans and assets. Specifically, the Bank may originate, invest in, sell, or purchase unlimited loans on the security of residential real estate, while loans on nonresidential real property generally may not, on a combined basis, exceed 400% of the Bank’s total capital. In addition, secured and unsecured commercial loans and certain types of commercial personal property leases may not exceed 20% of the Bank’s assets; however, amounts in excess of 10% of assets may only be used for small business loans. Further, the Bank may generally invest up to 35% of its assets in consumer loans, corporate debt securities and commercial paper on a combined basis, and up to the greater of its capital or 5% of its assets in unsecured construction loans. The Bank may invest up to 10% of its assets in tangible personal property, for rental or sale. Certain leases on tangible personal property are not aggregated with commercial or consumer loans for the purposes of determining compliance with the limitations set forth for those investment categories. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank directly, including real estate investment and insurance agency activities. A violation of the lending and investment limitations may be subject to the same enforcement mechanisms of the primary federal regulator as other violations of a law or regulation.

Capital Requirements. Federal regulations require federal savings banks to meet three minimum capital standards: a ratio of tangible capital to adjusted total assets of 1.5%; a ratio of Tier 1 (core) capital to adjusted total assets of 4.0% (3% for institutions receiving the highest rating on the CAMELS rating system); and a ratio of total capital to total risk-adjusted assets of 8.0%. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard. The OCC is also authorized to establish individual minimum capital requirements for federal savings banks in excess of the above minimum capital standards.

The risk-based capital standard for federal savings banks requires the maintenance of Tier 1, or core capital, and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulations based on the risks inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term preferred stock, mandatory convertible securities, subordinated debt and intermediate-term preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At December 31, 2011, the Bank’s capital exceeded all applicable regulatory requirements and was well capitalized.

Loans-to-One-Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2011, the Bank was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, the Bank is subject to a qualified thrift lender (“QTL”) test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” generally means the total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the federal savings bank’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. At December 31, 2011, the Bank maintained approximately 79.57% of its portfolio assets in qualified thrift investments, and as of that date, satisfied the QTL test. A federal savings bank that fails the QTL test must operate under specified restrictions, including limits on growth, branching, new investment and dividends. As a result of the Dodd-Frank Act, noncompliance with the QTL test is subject to regulatory enforcement action as a violation of law.

Capital Distributions. The regulations of the OCC govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the institution’s capital account. A federal savings bank must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the federal savings bank’s retained net income for the preceding two years;

•	the institution would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or

•	the institution is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every federal savings bank that is a subsidiary of a holding company must still file a notice with the FRB at least 30 days before the board of directors declares a dividend or approves a capital distribution. At December 31, 2011, the Bank would be required to file an application for approval of a capital distribution to the Company.

The FRB may disapprove a notice or application if:

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

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act (“CRA”) and related federal regulations to help meet the credit needs of their communities, including low- and moderate- income neighborhoods. In connection with its examination of a federal savings bank, the OCC is required to evaluate and rate the federal savings bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices based on the characteristics specified in those statutes. A federal savings bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. The Bank’s CRA performance was rated as “Outstanding,” the highest possible rating, in the CRA Performance Evaluations of the Bank since 1999.

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

The OCC and other federal banking agencies have adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of a financial institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, to protect against any anticipated threats or hazards to the security or integrity of such records, and to protect against unauthorized access to or use of such records or other information that could result in substantial harm or inconvenience to any customer. The Bank has implemented these guidelines, and such implementation has not had a material adverse effect on our operations.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an insured depository institution, although subsidiaries of federal savings banks are generally not considered affiliates for the purposes of Sections 23A and 23B of the Federal Reserve Act. The Company is an affiliate of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the federal savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the federal savings bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the federal savings bank. Federal regulations also prohibit a federal savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies, and from purchasing the securities of any affiliate, other than a subsidiary.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings banks, and this includes the authority to bring enforcement action against the Bank and all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to the removal of officers and/or directors, receivership, conservatorship or the termination of deposit insurance. Civil monetary penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to recommend to the OCC that an enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized federal savings banks. For this purpose, a federal savings bank is placed in one of the following five categories based on the federal savings bank’s capital:

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

Generally, the banking regulator is required to appoint a receiver or conservator for a federal savings bank that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” A parent holding company for the institution involved must guarantee performance under the capital restoration plan up to the lesser of the institution’s capital deficiency when deemed undercapitalized or 5% of the institution’s assets. In addition, numerous mandatory supervisory actions become immediately applicable to the federal savings bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings banks, including the issuance of a capital directive and individual minimum capital requirements and the replacement of senior executive officers and directors.

At December 31, 2011, the Bank met the criteria for being considered “well-capitalized.”

Interest on Deposits. Federal laws and regulations previously prohibited depository institutions from paying interest on commercial checking accounts. The Dodd-Frank Act authorized the payment of interest on commercial checking accounts, effective July 21, 2011.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, subject to certain adjustments specified by the FDIC. The FDIC may adjust the scale uniformly, except that no adjustment may deviate by more than two basis points from the base scale without notice and comment. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

Assessment rates previously ranged from seven to 77.5 basis points of assessable deposits. The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon total assets less tangible equity instead of on deposits. The FDIC issued a final rule, effective April 1, 2011, that implemented that change. The FDIC also revised the assessment schedule and certain of the possible adjustments so that the range of assessments is now 2.5 basis points to 45 basis points of total assets less tangible equity.

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

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would be likely have an adverse effect on the operating expenses and results of operations of the Bank. The Bank cannot predict what its insurance assessment rates will be in the future.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2011, the annualized FICO assessment was equal to 0.68 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBC, the Bank is required to acquire and hold shares of capital stock in the FHLBC in specified amounts. As of December 31, 2011, the Bank was in compliance with this requirement.

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

Federal Reserve System

The FRB’s regulations require federal savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2011, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the federal regulation.

Holding Company Regulation

The Company is a unitary savings and loan holding company and is subject to regulation and supervision by the FRB. The FRB has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a risk to the Bank. The Dodd-Frank Act provided for the transfer of the authority for supervising and regulating savings and loan holding companies and their non-depository subsidiaries from the OTS to the FRB. The transfer occurred on July 21, 2011.

The Company’s activities are limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c) (8) of the Bank Holding Company Act, subject to the prior approval of the FRB, and certain additional activities authorized by FRB regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the FRB. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider the financial and managerial resources and future prospects of the savings institution, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. Instruments such as cumulative preferred stock and trust-preferred securities, which are currently includable within Tier 1 capital by bank holding company within certain limits, will no longer be includable as Tier 1 capital. However, instruments issued by May 19, 2010 will be grandfathered for holding companies with assets of $15 billion or less. There is a five-year transition period from the July 21, 2010 effective date of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

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

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as the Company unless the FRB has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

ITEM 1A.	RISK FACTORS

An investment in our securities is subject to risks inherent in our business and the industry in which we operate. Before making an investment decision, you should carefully consider the risks and uncertainties described below and all other information included in this report. The risks described below may adversely affect our business, financial condition and operating results. In addition to these risks and the other risks and uncertainties described in Item 1, “Business—Forward Looking Statements,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there may be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. The value or market price of our securities could decline due to any of these identified or other risks. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Continued deterioration in the real estate markets could lead to additional loan losses, which could have a material negative effect on our financial condition and results of operations

At December 31, 2011, our loan portfolio included $423.6 million in multi-family mortgage loans, or 33.7% of total loans, $311.6 million in nonresidential real estate loans, or 24.8% of total loans, $248.4 million in non-owner occupied nonresidential real estate loans, or 19.7% of total loans, $272.0 million in residential real estate loans, or 21.6% of total loans, $80.6 million in non-owner occupied residential real estate loans, 6.4% of total loans, and $19.9 million in construction and land loans, or 1.6% of total loans. The commercial, multi-family and residential real estate markets in the Chicago area continue to experience a variety of difficulties, including a continuing decline in real estate valuations and an oversupply of properties in certain segments of the Chicago market due to economic conditions and a high level of foreclosed properties and properties in the process of foreclosure. These adverse conditions have had a variety of adverse consequences for both lenders and borrowers, including a reduction in the value of real estate collateral and OREO, an increase in loan to value ratios, higher vacancy rates and lower rents, a reduction of the borrowing capacity of real estate borrowers and an increase in strategic defaults resulting from the reduction or elimination of the equity that borrowers once had in their real estate investments. As a result of these and other factors, we have experienced higher levels of charge-offs, loan classifications and provisions for loan losses on our real estate loans. The persistence of these adverse conditions could result in additional defaults, charge-offs, provisions for loan losses and loan classifications.

Since our business is concentrated in the Chicago Metropolitan Area, local economic conditions can adversely affect our business

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

The increase in our multifamily real estate and commercial real estate loans as a percentage of total capital may increase our risk of loss and subject us to more regulatory scrutiny

Commercial real estate concentrations make institutions more vulnerable to economic downturns and cyclical real estate markets, and also increase the potential for loan losses if underwriting is not strong or if risk monitoring and mitigation techniques are ineffective. The OCC recently issued updated guidance emphasizing the importance of internal processes designed to identify, measure, monitor, and control concentrations of credit. In addition, the OCC and the other federal bank regulatory agencies have promulgated joint guidance requiring financial institutions with concentrations in commercial real estate loans to employ enhanced risk management, monitoring and underwriting practices. Under the joint guidance, the agencies view multi-family, commercial real estate and land loans in excess of 300% of an institution’s capital, coupled with growth in these loan categories of 50% or more over the past 36 months, to be an indicator that the institution is potentially exposed to commercial real estate concentration risk. These criteria are not limits on commercial real estate lending activity and do not serve as a “safe harbor” if other risk indicators are present. However, they do affect the level of regulatory scrutiny and oversight an institution will receive with respect to its commercial real estate lending activities. Although the Bank’s multi-family and commercial real estate loans had not increased by 50% or more over the 36 months preceding December 31, 2011, these loan types together exceeded 300% of the Bank’s total capital at that date, primarily due to the consummation of the Downers Grove National Bank acquisition and the Citibank multifamily loan purchase in March of 2011. As a result, a further decline in commercial real estate values in our markets could have a significant impact on the value of the collateral for our loans and OREO, the financial strength of our borrowers, our operating results and the level of regulatory scrutiny and oversight that we receive. We manage this risk by, among other things, employing underwriting and risk identification, measurement, monitoring and control techniques that we believe are appropriate, and we are updating those techniques in light of the updated OCC guidance. However, these techniques and the judgments that accompany them will not always be capable of anticipating every economic and financial outcome in all market environments, or the specifics and timing of such outcomes.

Current economic conditions present higher risks to our loan portfolio

Current economic conditions, including high unemployment rates, weakened consumer and business spending and materially declining real estate values, all present risks to our loan portfolio. Our historical loan underwriting standards presumed a reasonable range of economic and operating conditions for our borrowers and their underlying business or personal circumstances. The depth and speed of the decline in economic activity exceeded, and will continue to exceed, the financial and management capabilities of certain borrowers to meet their credit obligations. Furthermore, the decline in real estate values in all market segments not only diminishes an important source of repayment, but also diminishes the economic interest of borrowers in investing additional financial resources into their businesses or residences. Though the risk of a sudden and catastrophic event in financial markets appears to have receded, persistently weak economic growth in the U.S. and certain of its trading partners will continue to depress the operating results of certain commercial borrowers. Standard & Poor’s lowered its long-term sovereign credit rating on the United States from AAA to AA+ in the third quarter of 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. These factors and prudent loan portfolio management have also combined to reduce the overall level of acceptable credit exposures available in the market, resulting in lower loan portfolio balances and reduced interest income from the loan portfolio.

Repayment of our commercial and commercial real estate loans typically depends on the cash flows of the borrower. If a borrower’s cash flows weaken or become uncertain, the loan may need to be classified and the collateral securing the loan may decline in value

We underwrite our commercial and commercial real estate loans primarily based on the historical and expected cash flow of the borrower. Although we consider collateral in the underwriting process, it is a secondary consideration that generally relates to the risk of loss in the event of a borrower default. We have also adopted the OCC’s published guidance for assigning risk-ratings to loans, and it emphasizes the strength of the borrower’s cash flow. Specifically, the OCC’s loan risk-rating guidance provides that the primary consideration in assigning risk-ratings to commercial and commercial real estate loans is the strength of the primary source of repayment, which is defined as a sustainable source of cash under the borrower’s control that is reserved, explicitly or implicitly, to cover the debt obligation. The OCC’s loan risk-rating guidance typically does not consider secondary repayment sources until the strength of the primary repayment source weakens, and collateral values typically do not have a significant impact on a loan’s risk ratings until a loan is classified. Consequently, if a borrower’s cash flows weaken or become uncertain, the loan may need to be classified, whether or not the loan is performing or fully secured. In addition, real estate appraisers typically place significant weight on the cash flows generated by income-producing real estate and the reliability of the cash flows in performing valuations. Thus, economic or borrower-specific conditions that cause a decline in borrower cash flows could cause our loan classifications to increase and the value of the collateral securing our loans to decline.

Changes in market interest rates could adversely affect our financial condition and results of operations

Our financial condition and results of operations are significantly affected by changes in market interest rates because our assets, primarily loans, and our liabilities, primarily deposits, are monetary in nature. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. We are unable to predict changes in market interest rates that are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, including credit risk spreads, and by balance sheet growth, customer loan and deposit preferences and the timing of changes in these variables which themselves are impacted by changes in market interest rates. As a result, changes in market interest rates can significantly affect our net interest income as well as the fair market valuation of our assets and liabilities.

Historically low interest rates may adversely affect our net interest income and profitability

In recent years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, interest rates on the loans we have originated and the yields on securities we have purchased during this period have been at historically low levels. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Board of Governors of the Federal Reserve System has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

Future changes in non-performing loan resolution or OREO disposition strategies could result in net sales proceeds that differ from fair value appraisals

OREO consists of properties that we acquire through foreclosure or other collection actions. OREO properties are recorded at the lower of the recorded investment in the loans for which the properties served as collateral or their estimated fair value, less estimated selling costs. Appraisals of OREO typically assume that the property will be disposed of in an orderly liquidation unless a different disposition strategy is specified to the appraiser. We may from time to time consider disposition strategies other than orderly liquidation as part of our strategy to reduce nonperforming assets, including bulk sales and auctions. In such an event, the net sales proceeds realized could differ significantly from estimates that were used to determine the fair value of the properties.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease

In the event that our loan customers do not repay their loans according to their terms, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. At December 31, 2011, our allowance for loan losses was $31.7 million, representing 2.52% of total loans and 41.2% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. In addition, we make various estimates and assumptions about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. We also make judgments concerning our legal positions and the priority of our interests in contested legal or bankruptcy proceedings, and at times, we may lack sufficient information to establish specific reserves for loans involved in such proceedings. We base these estimates, assumptions and judgments on information that we consider reliable, but if an estimate, assumption or judgment that we make ultimately proves to be incorrect, additional provisions to our allowance for loan losses may become necessary. In addition, as an integral part of their supervisory and/or examination process, our regulatory agencies periodically review the methodology and sufficiency of the allowance for loan losses. These agencies may require us to recognize additions to the allowance based on their inclusion, exclusion or modification of risk factors or differences in judgments of information available to them at the time of their examination.

Our business may be adversely affected by the new regulatory environment in which we operate

The Dodd–Frank Act, which was signed by the President on July 21, 2010, provided for the transfer of the authority for regulating and supervising federal savings banks from the OTS to the OCC, and the authority for regulating and supervising savings and loan holding companies and their non–depository subsidiaries from the OTS to the FRB. The transfer occurred on July 21, 2011, and on that date, the OCC became the primary federal regulator of the Bank and the FRB became the primary federal regulator of the Company. The transition of the Company and the Bank to this new supervisory and regulatory structure presents risks, potential limitations and adjustments that were not present when the Company and the Bank were supervised and regulated exclusively by the OTS. For example, the OCC’s published guidance and practices for assigning risk ratings to commercial loans focuses more heavily on cash flows than the loan risk rating guidance and practices of the OTS, and requires that a performing loan be classified if it exhibits well-defined weaknesses, even if the loan does not present a probability of default or loss. The OCC’s more stringent loan risk-rating practices have contributed to the increase in the Bank’s classified loans and have increased the Bank’s risk of being subjected to supervisory measures. In addition, the Federal Reserve Board takes a more comprehensive approach than the OTS did to holding company supervision and regulation. For example, the Company is now subject to Federal Reserve Board Supervisory Letter SR 09-4, which has the effect of imposing restrictions on dividends and stock repurchases in certain circumstances. The Company does not have sufficient net income for the past four quarters net of dividends previously paid to declare a dividend without first consulting with the Federal Reserve Bank of Chicago in accordance with Supervisory Letter SR 09-4. The Company’s ability to pay dividends on its common stock could be further limited by the application of the Federal Reserve Board’s source of strength doctrine, which requires holding companies to provide financial support to their subsidiary depository institutions if the subsidiary is in financial distress, or by regulatory order. The Company also believes that Supervisory Letter SR 09-4 currently will serve to limit its ability to engage in share repurchases. These regulatory changes have affected, and will continue to affect, the regulatory environment in which we operate.

The legislation creating the new regulatory environment also will affect capital standards, create a new Consumer Financial Protection Bureau and result in new regulations that are expected to increase our costs of operations

The Dodd-Frank Act affects the lending, deposit, investment, and operating activities of insured depository institutions and their holding companies in many ways other than regulatory structure. For example, the Dodd-Frank Act requires the adoption of new capital regulations, and they must be at least as stringent as, and may call for higher levels of capital than, current regulations. The Dodd-Frank Act also eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. The Dodd-Frank Act authorized the Federal Reserve Board to establish rules regarding interchange fees charged for an electronic debit transaction by a payment card issuer and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. By regulation, the Federal Reserve Board has limited the fees for such a transaction to the sum of 21 cents plus five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. The regulation applies only to institutions with more than $10 billion in assets and is not yet clear what practical impact, if any, this limitation will have on smaller institutions. The Dodd-Frank Act also created a Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Although the Bureau’s examination and enforcement authority is limited to banks with more than $10 billion in assets, its rule-making and investigative authority is likely to have an impact on smaller institutions. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial and operational impact. Compliance and operating costs associated with the Dodd-Frank Act could have a material adverse effect on our future financial condition and results of operations.

Our sources of funds are limited because of our holding company structure

The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank provide a significant source of cash for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. Under these statutes and regulations, the Bank is not permitted to pay dividends on its capital stock to the Company, its sole stockholder, if the dividend would reduce the stockholders’ equity of the Bank below the amount of the liquidation account established in connection with the mutual-to-stock conversion. The Bank may pay dividends without the approval of its primary federal regulator only if the Bank meets its applicable regulatory capital requirements before and after the payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus its retained net income over the preceding two years. Although the Bank’s capital exceeded applicable regulatory requirements at December 31, 2011, the Bank did not have sufficient net income over the preceding two years to pay a dividend to the Company without the prior approval of the OCC. If in the future, the Company utilizes its available cash for other purposes and the Bank is unable to pay dividends to the Company, the Company may not have sufficient funds to pay dividends.

Conditions in the market may limit our access to additional funding to meet our liquidity needs

Liquidity is essential to the banking business, as we must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings or the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry generally. Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

FDIC deposit insurance costs have increased and may increase further in the future

FDIC insurance rates increased significantly in 2009, and we may pay higher FDIC deposit premiums in the future. The Dodd-Frank Act established 1.35% as the minimum Designated Reserve Ratio (“DRR”) for the deposit insurance fund. The FDIC has determined that the DRR should be 2.0% and has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The FDIC has not announced how it will implement this offset. The Dodd-Frank Act also requires the FDIC to base deposit insurance premium on an institution’s total assets minus its tangible equity instead of its deposits. The FDIC has adopted regulations that base assessments for banks with total assets of $10 billion or more on a scorecard method that takes into account a performance score and a loss severity score. These factors create a risk that our FDIC deposit insurance premiums will increase. The increases that have occurred to date have had an adverse impact on our results of operations and will continue to have an adverse impact in future years. If circumstances require the FDIC to impose additional special assessments or further increase its quarterly assessment rates, the adverse impact will be exacerbated.

New or changing tax, accounting, and regulatory rules and interpretations could have a significant impact on our strategic initiatives, results of operations, cash flows, and financial condition

The banking services industry is extensively regulated and the degree of regulation is increasing due to the Dodd-Frank Act and regulatory initiatives precipitated by the Dodd-Frank Act and the economic downturn and the resulting disruptions that certain financial markets experienced. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations, control the methods by which financial institutions and their holding companies conduct business, engage in strategic and tax planning and implement strategic initiatives, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry and Chicago banking market

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

Trading activity in the Company’s common stock could result in material price fluctuations

It is possible that trading activity in the Company’s common stock, including short-selling or significant sales by our larger stockholders, could result in material price fluctuations of the price per share of the Company’s common stock. In addition, such trading activity and the resultant volatility could make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price it deems appropriate, or to use its stock as consideration for an acquisition.

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

The Bank is required to maintain a significant percentage of its total assets in residential mortgage loans and investments secured by residential mortgage loans, which restricts our ability to diversify our loan portfolio

A federal savings bank or thrift differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments” which generally include loans and investments, for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and as a result of the Dodd-Frank Act, failing the QTL test can result in an enforcement action. However, multi-family mortgage loans as well as certain loans not exceeding $2 million (including a group of loans to one borrower) that are for commercial, corporate, business, or agricultural purposes are included in our qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.

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

We are subject to security and operational risks relating to our use of technology

We depend on the secure processing, storage and transmission of confidential and other information in our data processing systems, computers, networks and communications systems. Although we take numerous protective measures and otherwise endeavor to protect and maintain the privacy and security of confidential data, these systems may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. If one or more of such events were to occur, this potentially could jeopardize confidential and other information processed and stored in, and transmitted through, our systems or otherwise cause interruptions or malfunctions in our or our customers’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully covered by our insurance. Security breaches in our internet banking activities could expose us to possible liability and deter customers from using our systems. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not fully protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Although we perform most data processing functions internally, we outsource certain services to third parties. If our third party providers encounter operational difficulties or security breaches, it could affect our ability to adequately process and account for customer transactions, which could significantly affect our business operations.

Non-Compliance with USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act or other laws and regulations could result in fines or sanctions

Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the U.S. Government imposed and will continue to expand laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2011 the net book value of our properties was $34.8 million. The following is a list of our offices:

Burr Ridge (Executive Office) 15W060 North Frontage Road Burr Ridge, IL 60527	Deerfield 630 N. Waukegan Road Deerfield, IL 60015	North Libertyville 1409 W. Peterson Road Libertyville, IL 60048

Calumet City 1901 Sibley Boulevard Calumet City, IL 60409	Downers Grove 5140 Main Street Downers Grove, IL 60515	Northbrook 1368 N. Shermer Road Northbrook, IL 60062

Calumet Park 1333 W. 127th Street Calumet Park, IL 60827	Hazel Crest 3700 W. 183rd Street Hazel Crest, IL 60429	Olympia Fields 21110 S. Western Avenue Olympia Fields, IL 60461

Chicago - Hyde Park 1354 East 55th Street Chicago, IL 60615	Joliet 1401 N. Larkin Joliet, IL 60435	Orland Park 48 Orland Square Drive Orland Park, IL 60462

Chicago - Hyde Park East 55th at Lake Park Avenue Chicago, IL 60615	Lincolnshire One Marriott Drive Lincolnshire, IL 60069	Schaumburg 1005 W. Wise Road Schaumburg, IL 60193

Chicago Ridge 6415 W. 95th Street Chicago Ridge, IL 60415	Lincolnwood 3443 W. Touhy Lincolnwood, IL 60712	South Libertyville 1123 S. Milwaukee Avenue Libertyville, IL 60048

Chicago - Lincoln Park 2424 N. Clark Street Chicago, IL 60614	Naperville 1200 E. Ogden Avenue Naperville, IL 60563	Westmont 6301 Fairview Avenue Westmont, IL 60559

Except for our Chicago-Lincoln Park, Northbrook, and Hyde Park East offices, which are leased, all of our offices are owned. In addition to the above listed properties, we also operate two satellite national commercial leasing offices and two remote ATMs on sites where we do not have a full-service banking office.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of December 31, 2011 was 1,735. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information provided by the Nasdaq Stock Market for the Company’s common stock and cash dividends paid for the periods ended December 31, 2011 and 2010.

2010 and 2011 Quarterly Periods	High	Low	Close	Cash Dividends Paid
Quarter ended December 31, 2011	$8.89	$5.26	$5.52	$0.01
Quarter ended September 30, 2011	8.62	6.51	6.64	0.07
Quarter ended June 30, 2011	9.55	8.10	8.47	0.07
Quarter ended March 31, 2011	10.10	8.42	9.19	0.07

Quarter ended December 31, 2010	$9.90	$9.06	$9.75	$0.07
Quarter ended September 30, 2010	9.38	8.12	9.17	0.07
Quarter ended June 30, 2010	9.99	8.28	8.31	0.07
Quarter ended March 31, 2010	10.16	9.01	9.17	0.07

The Company is subject to state law limitations on the payment of dividends. Maryland law generally limits dividends to an amount equal to the excess of our capital surplus over payments that would be owed upon dissolution to stockholders whose preferential rights upon dissolution are superior to those receiving the dividend, and to an amount that would not make us insolvent provided, however, that even if the Company’s assets are less than the amount necessary to satisfy the requirement set forth above, the Company may make a distribution from: (A) the Company’s net earnings for the fiscal year in which the distribution is made; (B) the Company’s net earnings for the preceding fiscal year; or (C) the sum of the Company’s net earnings for the preceding eight fiscal quarters. Dividends from the Bank provide a significant source of cash for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. For a discussion of the Bank’s ability to pay dividends, see Part I, Item 1, “Business -Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities

The Company had no sales of unregistered stock during the quarter ended December 31, 2011.

Repurchases of Equity Securities

Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. In accordance with this authorization, we had repurchased 4,239,134 shares of our common stock as of December 31, 2011. There were no share repurchases conducted in the fourth quarter of 2011. The current share repurchase authorization will expire on May 15, 2012, unless extended by our Board of Directors. Share repurchases are subject to the requirements of Federal Reserve Board Supervisory Letter SR 09-4.

Stock Performance Graph

The following line graph shows a comparison of the cumulative returns for the Company, the Russell 2000 Index, the NASDAQ Bank Index and the America’s Community Bankers NASDAQ Index for the period beginning December 31, 2006 and ending December 31, 2011. The information assumes that $100 was invested at the closing price on December 31, 2006 in the Common Stock and each index, and that all dividends were reinvested.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
BankFinancial Corporation	100.00	119.65	78.58	78.45	79.41	46.03
Russell 2000 Index	100.00	125.24	82.93	105.46	133.78	128.28
NASDAQ Bank Index	100.00	88.74	67.51	55.02	61.56	53.91
America’s Community Bankers NASDAQ Index	100.00	86.43	69.51	54.65	59.71	54.63

ITEM 6.	SELECTED FINANCIAL DATA

The following information is derived from the audited consolidated financial statements of the Company. For additional information, reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and related notes included elsewhere in this Annual Report.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Selected Financial Condition Data:

Total assets	$1,563,575	$1,530,655	$1,566,963	$1,554,855	$1,480,712
Loans, net	1,227,391	1,050,766	1,218,540	1,268,122	1,254,167
Loans held-for-sale	1,918	2,716	—	872	173
Securities, at fair value	92,832	120,747	102,126	124,919	77,049
Goodwill	—	22,566	22,566	22,566	22,566
Core deposit intangible	3,671	2,700	4,295	5,985	7,769
Deposits	1,332,552	1,235,377	1,233,395	1,069,855	1,073,650
Borrowings	9,322	23,749	50,784	200,350	96,433
Equity	199,857	253,285	263,603	266,791	291,137

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Selected Operating Data:

Interest and dividend income	$69,708	$64,936	$74,109	$77,960	$91,953
Interest expense	6,915	13,186	20,557	25,667	38,304

Net interest income	62,793	51,750	53,552	52,293	53,649
Provision for loan losses	22,723	12,083	8,811	5,092	697

Net interest income after provision for loan losses	40,070	39,667	44,741	47,201	52,952
Noninterest income	7,317	7,128	7,239	10,418	9,665
Noninterest expense (1)	83,708	53,849	52,731	89,056	52,499

Income (loss) before income tax expense	(36,321)	(7,054)	(751)	(31,437)	10,118
Income tax expense (benefit) (2)	12,375	(2,747)	(13)	(12,048)	2,963

Net income (loss)	$(48,696)	$(4,307)	$(738)	$(19,389)	$7,155

Basic earnings (loss) per common share	$(2.46)	$(0.22)	$(0.04)	$(0.98)	$0.35
Diluted earnings (loss) per common share	$(2.46)	$(0.22)	$(0.04)	$(0.98)	$0.35

(footnotes on following page)

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	(3.00)%	(0.28)%	(0.05)%	(1.33)%	0.47%
Return on equity (ratio of net income (loss) to average equity)	(19.47)	(1.64)	(0.28)	(6.84)	2.30
Net interest rate spread (3)	4.09	3.36	3.36	3.35	2.94
Net interest margin (4)	4.20	3.57	3.69	3.88	3.78
Efficiency ratio (5)	85.36	91.46	86.74	142.01	82.92
Noninterest expense to average total assets (6)	3.69	3.45	3.36	6.09	3.42
Average interest-earning assets to average interest-bearing liabilities	122.68	122.56	123.43	127.85	130.95
Dividends declared per share	$0.22	$0.28	$0.28	$0.28	$0.28
Dividend payout ratio	N.M.	N.M.	N.M.	N.M.	90.6%

Asset Quality Ratios:
Nonperforming assets to total assets (7)	6.36%	3.94%	3.42%	0.94%	0.87%
Nonperforming loans to total loans	6.11	4.26	4.01	1.07	0.95
Allowance for loan losses to nonperforming loans	41.25	48.54	37.63	107.97	91.65
Allowance for loan losses to total loans	2.52	2.07	1.51	1.15	0.87
Net charge-offs to average loans outstanding	1.04	0.75	0.39	0.11	0.02

Capital Ratios:
Equity to total assets at end of period	12.78%	16.55%	16.82%	17.16%	19.66%
Average equity to average assets	15.42	16.77	17.02	19.39	20.32
Tier 1 leverage ratio (Bank only)	10.50	12.48	12.44	12.08	13.95

Other Data:
Number of full-service offices	20	18	18	18	18
Employees (full-time equivalents)	357	328	372	393	425

(1)	Noninterest expense for the year ended December 31, 2011 includes a full goodwill impairment of $23.9 million. The years ended December 31, 2009 and 2008 includes $401,000 and $35.9 million, respectively, of impairment loss on securities.
(2)	Income tax expense for the year ended December 31, 2011 includes a full valuation of the deferred tax asset of $22.6 million.
(3)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(4)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(5)	The efficiency ratio represents noninterest expense, less goodwill impairment, divided by the sum of net interest income and noninterest income.
(6)	The noninterest expense to average total assets ratio represents noninterest expense less goodwill impairment, divided by average total assets.
(7)	Nonperforming assets include nonperforming loans and other real estate owned and in process.

N.M. Not Meaningful

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows focuses on the factors affecting our consolidated financial condition at December 31, 2011 and 2010, and our consolidated results of operations for the three years ended December 31, 2011. The consolidated financial statements, the related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.

Overview

Loans. Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together make up 78.2% of gross loans at December 31, 2011. Net loans receivable increased $176.6 million, or 16.8%, to $1.227 billion at December 31, 2011, from $1.051 billion at December 31, 2010, due in substantial part to an acquisition of a portfolio of $152.1 million of performing Chicago area multi-family loans on March 11, 2011 and the $118.1 million in loans that were acquired from Downers Grove National Bank. At the closing of the acquisition in March of 2011, Downers Grove National Bank’s loans consisted of $49.4 million one-to-four family residential mortgage loans, $2.2 million of multi-family mortgage loans, $40.5 million nonresidential real estate loans, $14.9 million construction and land loans, $9.9 million commercial loans, and $1.1 million consumer loans. Multi-family mortgage loans increased by $126.7 million, or 42.7%. Commercial loans increased by $29.3 million, or 45.2%. Nonresidential real estate loans increased $29.7 million, or 10.5%. Construction and land loans increased $1.5 million, or 7.9%. One-to-four family residential mortgage loans increased $15.7 million, or 6.1%. Commercial leases decreased by $16.1 million, or 10.7%, as scheduled lease payments outpaced originations. Future loan growth could be adversely affected by our unwillingness to compete for loans by relaxing our historical underwriting standards.

Securities. Securities decreased $27.9 million, or 23.1%, to $92.8 million at December 31, 2011, from $120.7 million at December 31, 2010, due primarily to the receipt of principal repayments of $30.7 million in our residential mortgage-backed and collateralized mortgage obligation portfolio. During 2011 and 2010, we also invested in FDIC insured certificates of deposit issued by other insured depository institutions.

Stock in Federal Home Loan Bank of Chicago. We owned $16.3 million of common stock of the FHLBC at December 31, 2011, compared to $15.6 million at December 31, 2010. The increase was due to $748,000 in FHLBC stock that we acquired in our acquisition of Downers Grove National Bank.

Deposits. Deposits increased $97.2 million, or 7.9%, to $1.333 billion at December 31, 2011, from $1.235 billion at December 31, 2010. The increase in deposits was primarily due to the deposits acquired in our acquisition of Downers Grove National Bank. At the closing of the acquisition in March of 2011, Downers Grove National Bank had $36.1 million in noninterest–bearing demand deposit accounts, $39.3 million in savings accounts, $17.3 million in money market accounts, $31.7 million in interest–bearing NOW accounts, and $86.6 million of certificates of deposits. We increased our core deposits (savings, money market, noninterest-bearing demand and NOW accounts) by $112.8 million and reduced our balances of wholesale deposits by $5.8 million during the year. Core deposits increased as a percentage of total deposits, representing 72.7% of total deposits at December 31, 2011, compared to 69.2% of total deposits at December 31, 2010.

Borrowings. Borrowings decreased $14.4 million, or 60.7%, to $9.3 million at December 31, 2011, from $23.7 million at December 31, 2010, due to our repayments of maturing FHLBC advances.

Stockholders’ Equity. Total stockholders’ equity was $199.9 million at December 31, 2011, compared to $253.3 million at December 31, 2010. The decrease in total stockholders’ equity was primarily due to the combined impact of our $48.7 million net loss, our declaration and payment of cash dividends totaling $4.6 million, and a $689,000 decrease in accumulated other comprehensive income during the year ended December 31, 2011. The unallocated shares of common stock that our ESOP owns were reflected as a $13.2 million reduction to stockholders’ equity at December 31, 2011, compared to a $14.2 million reduction to stockholders’ equity at December 31, 2010.

Net Loss. We recorded a net loss of $48.7 million for the year ended December 31, 2011, compared to net losses of $4.3 million and $738,000 for 2010 and 2009, respectively. The net loss for 2011 was primarily due to the recording of a goodwill impairment expense of $23.9 million, a $22.6 million valuation allowance for deferred tax assets, a $22.7 million provision for loan losses and $10.8 million of expense for nonperforming asset management and operations of other real estate owned. The net loss in 2010 was due in substantial part to our recording a $12.1 million provision for loan losses, $7.3 million for nonperforming asset management expense and operations of other real estate owned combined with a $1.8 million decrease in net interest income. The net loss in 2009 was due primarily to the recording of an $8.8 million provision for loan losses, a $2.1 million increase in FDIC expense and $1.4 million in combined pre-tax losses that we recorded for the impairment and subsequent sale of our Freddie Mac preferred stocks. Our basic loss per common share was $2.46, $0.22 and $0.04 for the years ended December 31, 2011, 2010 and 2009, respectively.

Net Interest Income. We recorded net interest income of $62.8 million for the year ended December 31, 2011, compared to $51.8 million for 2010 and $53.6 million for 2009. The increase in net interest income for 2011 reflected a $4.8 million increase in interest income, combined with a $6.3 million decrease in interest expense. Our net interest rate spread was 4.09% for the year ended December 31, 2011 compared to 3.36% for 2010. The Company’s net interest spread and net interest margin increased in 2011 principally due to a $9.5 million increase in net interest–earning assets and approximately $2.4 million in purchase price discount accretion for performing and impaired loans acquired in the Downers Grove National Bank merger.

Provision for Loan Losses. We recorded a provision for loan losses of $22.7 million for the year ended December 31, 2011, compared to $12.1 million for 2010 and $8.8 million for 2009. The provision for loan losses that we recorded in 2011 reflects the combined impact of a $5.5 million increase in the portion of the specific allowance for loan losses that we allocate to impaired loans, $13.2 million in net charge-offs and a $4.0 million increase in the general component of the allowance for loan losses.

Noninterest Income. Noninterest income for the year ended December 31, 2011 was $7.3 million, compared to $7.1 million for 2010 and $7.2 million for 2009. Our noninterest income for 2011 included service charges and fees of $2.7 million, compared to $3.0 million for 2010 and $3.4 million for 2009. Earnings on bank-owned life insurance were $626,000 for the year ended December 31, 2011, compared to earnings of $430,000 for 2010 and a $20,000 loss for 2009. Our noninterest income for 2009 included a $988,000 loss on the sale of our Freddie Mac preferred stocks and a $1.3 million gain on the sale of our merchant processing operations.

Noninterest Expense. Noninterest expense for the year ended December 31, 2011 was $83.7 million, compared to $53.8 million for 2010 and $52.7 million for 2009. Noninterest expense for 2011 included a $23.9 million goodwill impairment expense. Noninterest expense for 2011 also included $4.4 million in nonperforming asset management expenses, compared to $3.3 million for 2010 and $770,000 in 2009. Operations of other real estate owned, including asset write-downs and gains and losses on disposition, totaled $6.3 million in 2011, compared to $3.6 million for 2010 and $2.8 million in 2009. Noninterest expense for 2011 also included acquisition costs of $1.8 million relating to our purchase of a pool of performing Chicago area multi-family loans from Citibank and our acquisition of Downers Grove National Bank. Noninterest expense for 2009 included a $401,000 pre-tax impairment loss on our holdings of Freddie Mac preferred stocks.

Income Taxes. We recorded an income tax expense of $12.4 million for the year ended December 31, 2011, and an income tax benefit of $2.7 million and $13,000 for the years ended December 31, 2010 and 2009, respectively. The recognition of the $12.4 million income tax expense for 2011 resulted from a non-cash charge of $22.6 million for the establishment of a full valuation allowance for our deferred tax assets. A full valuation on deferred tax assets was recorded in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The effective tax rates were 38.94%, and 1.73% for the years ended December 31, 2010 and 2009, respectively. The effective tax rate for the year ended December 31, 2011 is not meaningful due to the size of our operating loss relative to the income expense resulting from the valuation allowance. For 2009, the difference between accounting for equity-based compensation granted in prior years in accordance with GAAP basis (fair market value at the date of grant) and the tax basis (fair market value at the date of vesting) reduced our income tax benefit.

Quarterly Cash Dividends. Our Board of Directors declared four quarterly cash dividends totaling of $0.22 per share during 2011. Cash dividends totaling $4.6 million were paid in 2011. As a result of the regulatory restructuring occasioned by the Dodd-Frank Act, the Company became subject to Federal Reserve Board Supervisory Letter SR 09-4 on July 21, 2011, which provides that a holding company should, among other things, inform the Federal Reserve Bank prior to declaring a dividend if its net income for the current quarter is not sufficient to fully fund the dividend, and inform the Federal Reserve Bank and consider eliminating, deferring or significantly reducing its dividends if its net income for the current quarter is not sufficient to fully fund the dividends, or if its net income for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends. The Company does not have sufficient net income for the fourth quarter of 2011 or sufficient net income for the past four quarters net of dividends previously paid to declare a dividend for the fourth quarter of 2011 without first consulting with the Federal Reserve Bank of Chicago.

As a consequence, the Company is currently in discussions with the Federal Reserve Bank of Chicago with respect to whether a dividend should be declared for the quarter ended December 31, 2011 and, if declared, at what level. There can be no assurance that a dividend will be declared or, if it is declared, at what level.

Stock Repurchase Program. Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The repurchase authorization will expire on May 15, 2012, unless extended by the Board of Directors. As of December 31, 2011, the Company had repurchased 4,239,134 shares of its common stock pursuant to the repurchase authorization. Federal Reserve Board Supervisory Letter SR 09-4 provides that holding companies experiencing financial weaknesses such as operating losses should consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock. The Company has not initiated discussions with the Federal Reserve supervisory staff with respect to common stock repurchases, and has no plans to initiate such discussions in the immediate future. Due to the Company’s operating loss in 2011, the Company will not undertake any further share repurchases without engaging in discussions with the Federal Reserve supervisory staff.

Economic and Competitive Conditions

During 2011, the national and local economies showed limited signs of recovery. The principal challenges in the local economy, the Chicago metropolitan area, continue to be persistent unemployment and declining real estate values, with certain geographic sub-markets considerably more adversely affected than others.

Pricing and underwriting for multi-family and commercial real estate loans came under increasing pressure towards the end of 2011. Competition and pricing for commercial and industrial loans and commercial leases also increased steadily throughout the year. Given recent Federal Reserve Board projections of modest U.S. economic growth, weak employment growth and expected market interest rate levels for the next several years, we believe that pricing and underwriting competition on multifamily, commercial real estate and commercial loans and commercial leases will continue to intensify in 2012. We also expect that the combination of current market interest rate levels and government participation in residential lending markets will continue to result in higher prepayments on our adjustable-rate residential loan portfolio due to borrower refinance activity into 30-year fixed rate mortgage loans sold into the secondary market.

Although there are some signs of stabilization in market rents, occupancies and real estate valuations, local governmental and judicial policies concerning foreclosure processing currently prevent the normal type of “market clearing” transactions that reduce the supply of available inventory and, consequently, contribute towards a stabilization of valuations. To the extent that this “shadow inventory” clears more rapidly in 2012 than in 2011, improved results in terms of borrower defaults and losses given defaults can be expected.

Overview of 2011

Core Operating Earnings and Franchise Growth

For 2011, a key priority was to deploy the Company’s excess liquidity and continue its franchise growth in a meaningful manner to improve the Company’s core operating earnings and long-term market position. We evaluated many different opportunities, including the conduct of due diligence on loan portfolios for sale and on several local depository institutions. We were able to successfully negotiate and close the acquisition of a $152 million performing multifamily loan portfolio and to close the Downers Grove National Bank acquisition at the end of first quarter, 2011. The data conversions and customer retention / transition plans for these transactions were successfully concluded by the end of third quarter, 2011. In an overall environment of stagnant to negative loan growth and declining market yields, our net interest income (before loan loss provision) grew 21% compared to 2010. In addition, the two Downers Grove National Bank locations were an important enhancement to our geographic footprint due to their strong base of high value core deposit relationships. The Downers Grove National Bank Trust Department also enhanced our existing wealth management operations and provided opportunities to enhance future non-interest income.

Consistent with our practices in previous years, we actively managed our loan portfolio to exit certain multifamily, commercial real estate and commercial loan relationships based on our overall assessment of the borrowers, the industries in which they operate and future collateral valuations. Given the growth we experienced in our multifamily and commercial real estate loan portfolios from the acquisitions that we conducted early in the year, we did not emphasize the aggressive origination of multifamily and commercial real estate loans in 2011. Our growth in commercial loan balances resulted from higher credit utilization by Illinois health care borrowers and growth in credit utilization from loans originated in 2009 and 2010. Lack of demand for adjustable rate residential mortgage loans, coupled with accelerating fixed-rate refinance activity in the last third of 2011, resulted in a decline in our residential mortgage loan portfolio. Our commercial lease origination volumes were 17% higher in 2011 than in 2010 but scheduled lease amortizations resulted in a net decrease in the commercial lease portfolio.

We managed our deposit portfolio, including the deposits acquired in the Downers Grove National Bank transaction, to retain the highest value core deposit relationships and reduce our cost of funds to the lowest practicable levels. We ended 2011 with our highest-ever core deposit ratio at 72.7% of total deposits and our lowest-ever cost of funds at 0.55%.

Our non-interest income increased in 2011 as the revenues from the new Trust Department and from bank-owned life insurance more than offset declines in deposit-related fee income resulting from the Dodd-Frank legislation that became effective during 2011.

Our core non-interest expense remained well-contained in 2011, even with the addition of the Downers Grove National Bank operating expenses. We continue to implement new processes and technologies to reduce staffing needs where feasible while still investing in business development, customer service and marketing resources to foster future growth with existing and new customers.

Asset Quality & Credit-Related Expenses

We consider the total balances of non-performing loans and repossessed assets to be an important asset quality metric. Our credit-related expenses include any required provisions for loan losses, write-downs of repossessed assets to current market value, and expenses related to the collection, management and sale of non-performing loans and repossessed assets. Although we track the non-performing loans and repossessed assets we acquired from Downers Grove National Bank separately for management and certain accounting purposes, these non-performing assets are included in our total balances for financial reporting and OCC regulatory purposes. At December 31, 2011, non-performing assets related to Downers Grove National Bank were 21% of our total non-performing assets, and represented 54% of the increase in non-performing assets since December 31, 2010.

Our asset quality and credit-related costs began a gradual improvement trend in the first two quarters of 2011. As further detailed on pages 39-41, in third quarter, 2011, we encountered unexpected issues with several borrowers, including our second-largest credit exposure. Given the uncertainties presented by these borrowers, we assigned classified risk ratings to the loans, placed them on non-accrual status and established specific loan loss reserves where appropriate until the various situations could be fully resolved, including in situations where the borrowers remained current on their loan payments. In fourth quarter, 2011, we took a similar approach with a borrower that was conducting an orderly liquidation of its assets, and will maintain this approach until such time as the liquidation is fully completed. As further detailed on pages 39-41, we expect that some (but not all) of these pending cases may be resolved acceptably during 2012, either through improvements warranting a return of the loan to accrual status or by a mutually-satisfactory resolution. The year 2011 ended with a materially reduced level of past due loans compared to 2010, and with a resumption of the gradual improvement in asset quality trends resulting from our continuing resolutions of non-performing assets on an orderly basis.

Pursuant to the Dodd-Frank Act, the OCC succeeded the OTS as our primary federal bank regulator on July 21, 2011. The OCC maintains a number of operating policies and practices that are different from the OTS, including in the areas of loan classification and the timing of charge-offs of previously-established loan loss reserves. To accelerate our transition to the OCC regulatory environment, we engaged an independent firm staffed by former OCC examiners to conduct an independent external loan risk rating review during fourth quarter, 2011. The review supplemented an independent external loan review that was performed by another firm earlier in the year, and covered $227 million of our multi-family, commercial real estate, commercial and commercial lease portfolio. The results of the review included a net increase of approximately $13 million in “performing classified” loans as of the end of fourth quarter, 2011 (of which 60% of the balances related to loans acquired in the Downers Grove National Bank transaction).

We believe we have revised our classification of assets policies and practices as needed to complete our transition to the OCC’s loan risk rating practices. The OCC’s practices will make it more difficult to renew “performing classified” loans in situations in which the borrowers are unable or unwilling to take the steps necessary to eliminate the basis of classification. In some situations, this could translate into a higher level of non-performing assets than would otherwise have been the case in previous years; at December 31, 2011, approximately $3.5 million of our non-accrual loan balances reflected our decision to liquidate or not renew “performing classified” loans.

Consistent with previous years, we obtained updated collateral valuations on non-performing assets and OREO during the fourth quarter, 2011. Accordingly, we obtained new collateral valuations on over 40% of our total non-performing asset balances (including purchased impaired assets acquired in the Downers Grove National Bank transaction) such that the weighted average age of our collateral valuations was approximately six months at December 31, 2011. We recorded additional specific loan loss reserves and write-downs of repossessed assets at December 31, 2011 to reflect the decline in market valuations, which in some cases were in excess of 30% of the valuations obtained within the previous twelve to eighteen months. As was the case in the third quarter, 2011 appraisal data, we noted that a key difference in current appraisal data was the impact of distressed asset disposition activity (such as short sales, judicial sales or bulk-asset sales) on comparable sales data. Given this trend in the basis of valuations, we believe that acceleration of non-performing asset disposition is an even greater priority in 2012 than in 2011 to eliminate the future risk that a continued decline in valuations could present.

Significant Accounting Matters

We disclosed in prior Annual Reports the risk that our balance of deferred tax assets could be subject to a valuation allowance in the future. We conducted the valuation allowance testing at December 31, 2011 and determined that a full valuation allowance on the year-end deferred tax asset balance was necessary. The valuation allowance has a minimal impact on our regulatory capital as of December 31, 2011. We expect to begin a recovery of the deferred tax asset into both earnings and tangible stockholders’ equity contingent on the impact of accelerated non-performing asset dispositions upon our core operating earnings.

We also disclosed in prior Annual Reports the risk that our intangible goodwill asset could be subject to impairment in the future. We conducted goodwill impairment testing at December 31, 2011 and determined that a full impairment on the year-end goodwill asset was necessary. Factors that impacted the impairment included the decline in bank share prices generally during 2011, including the Company’s, as well as the small number of unassisted bank merger and acquisition transactions that could be considered comparable sales. The impairment has no effect on regulatory capital or tangible equity; however, there is no possibility of a recovery of the impairment in the future.

Conclusion

We began 2011 with cautious optimism for a more robust economic environment and that our actions to improve our core operating earnings and franchise position would result in a successful year in terms of our earnings and overall Company posture. We are severely disappointed in the unexpected adverse events in the loan portfolio, but believe we have addressed the situations comprehensively from both a financial and regulatory perspective, and are prepared to facilitate rapid resolutions if borrowers are inclined to cooperate in the resolution. Based on available information, we also believe that we have responded on a thorough and timely basis to the changes in our regulatory environment due to the OCC/OTS transition. Finally, we believe that our actions with respect to the valuations of non-performing assets, deferred tax assets and the intangible goodwill asset were correct given current and potential future market conditions, and that the Company is now poised for positive developments in the future.

Objectives for 2012

Preservation and Expansion of Core Operating Earnings

Given the persistence of the current economic conditions, including weak economic growth, historically low market interest rates and yields and ever-increasing competitive forces in the Chicago metropolitan area, we believe that some compression of our net interest margin is inevitable in 2012 as the interest rates on maturing loans, or loans not subject to a prepayment penalty, change to current market interest rates. We anticipate we may be able to offset some of the effects of yield compression with further loan portfolio diversification, some modest growth in non-interest income and, if necessary, further reductions of core operating expenses. As we expect the present economic environment to continue for a considerable period of time in the Chicago metropolitan area, we will endeavor to accelerate the evolution of our loan portfolio towards a configuration that permits better growth rates in multiple, independent segments with comparable risk-adjusted yields. Through these actions, we hope to preserve our core operating earnings in 2012 to the extent feasible and to continue developing the capabilities to expand core operating earnings in future periods.

Restore Asset Quality Metrics to Historical Levels

We do not anticipate a rapid improvement in the local economic conditions and real estate market valuations in the Chicago metropolitan area in 2012. As distressed asset sales in the Chicago metropolitan area continue to dominate valuation assessments, and there appears to be a considerable excess inventory of potential dispositions remaining in the market, a key priority for 2012 is to accelerate our disposition of non-performing assets and OREO on a targeted and selective basis. Asset dispositions will likely take multiple forms; although we continue to prefer orderly liquidations to maximize our proceeds and minimize the impact on future market valuations, we will evaluate and execute more aggressive asset disposition techniques – including “bulk” liquidations – in cases in which it appears that the long-term benefits outweigh the short-term costs.

We also believe that achieving a material reduction in non-performing assets would provide greater predictability to our earnings, which in turn would provide a number of benefits related to improved stockholder dividends, an eventual recovery of our deferred tax asset valuation allowance and the ability to contemplate additional share repurchases at some point in the future.

Conclusion

The challenges of 2012 converge on a single point: our ability to maintain positive net income while also establishing a definitive trend towards a restoration of our asset quality metrics to historical levels. Absent any other influences or factors, we expect to balance our business plan execution towards an achievement of both objectives in each reporting period; however, to the extent necessary, we expect to favor a more rapid return to our historical asset quality metrics as we believe these actions will present the greatest benefit for future periods.

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

Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Our allowance for loan losses provides for probable incurred losses based upon evaluations of known and inherent risks in the loan portfolio. We review the level of the allowance on a quarterly basis and establish the provision for loan losses based upon historical loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors to assess the adequacy of the allowance for loan losses. Among the material estimates that we must make to establish the allowance are loss exposure at default; the amount and timing of future cash flows on affected loans; the value of collateral; and a determination of loss factors to be applied to the various elements of the loan portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to us to establish the allowance for loan losses, future adjustments to the allowance may be necessary if borrower financial, collateral valuation or economic conditions differ substantially from the information and assumptions used in making the evaluation. In addition, as an integral part of their supervisory and/or examination process, our regulatory agencies periodically review the methodology and sufficiency of the allowance for loan losses. These agencies may require us to recognize additions to the allowance based on their inclusion, exclusion or modification of risk factors or differences in judgments of information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Goodwill and Other Intangible Assets. Acquisitions accounted for under purchase accounting require us to record as assets on our consolidated financial statements both goodwill, an intangible asset that is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired, and identifiable intangible assets such as core deposit intangibles and non-compete agreements.

The Company tests goodwill and other intangible assets for impairment at the reporting unit level annually during the fourth quarter. The Company’s sole reporting unit is the Bank. In addition, goodwill and other intangible assets of the Bank are tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than not reduce the fair value of the Bank below its carrying amount.

The goodwill impairment test is a two-step process that requires the Company to make assumptions and judgments regarding fair value. In the first step for evaluating for possible impairment, the Company compares the estimated fair value of the Bank to its carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, the second step of the goodwill impairment test must be performed to compute the impairment amount, if any, by determining the “implied fair value” of goodwill. Determining the implied fair value of goodwill requires the allocation of the estimated fair value of the Bank to its assets and liabilities. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value of goodwill to compute impairment, if any.

During the fourth quarter of 2011, there were high levels of volatility and dislocation in bank stock prices nationwide; similarly, unassisted bank acquisitions were also at or near historical lows, both in terms of deal volume and deal pricing. Like many other institutions, the Company’s stock traded throughout the year at prices that were below the Company’s book value per share. In addition, the decline in real estate values persisted in a number of geographic sub-sectors of the Chicago market, and local and national economic conditions remained relatively weak. Finally, the Company recorded an operating loss in the third quarter of 2011 and nonperforming assets increased. Due to these factors, the Company engaged an independent valuation firm to conduct goodwill impairment testing in the fourth quarter of 2011.

As part of step one of the goodwill impairment test, the valuation firm estimated the fair value of the Bank using both the market approach and the income approach to value. The Guideline Public Company Method set forth in the Business Valuation Standard of the American Society of Appraisers was used to estimate the Bank’s fair value under market approach. The valuation firm determined that the most appropriate indicator of value under the Guideline Public Company Method was the capitalized tangible book value method. This method initially requires the selection of guideline public companies with characteristics similar to the Bank. Using quoted market prices for their securities, the valuation firm then determined the median price to core tangible book value discount at which the stocks of the selected companies trade in the open market. The discount is based solely on market data and is not specific to the Company. The fair value of the Bank was then arrived at by multiplying the Bank’s core tangible book value (which did not include excess capital or deferred tax assets) by the median price to core tangible book value discount of the stock of the selected guideline public companies, applying a control premium, and adding back the Bank’s excess capital.

The valuation firm determined that the most appropriate indicator of value under the income approach was the discounted future benefits method. This method relies on the projection of a future stream of benefits, the present value of which represents the value of the Bank. The discount rate used to arrive at present value was a composite rate based on the risk free yield to maturity on 20-year U.S. Treasury bonds, the risk premium on large capitalization stocks, the beta for the returns of the SNL Bank Index relative to the S&P 500 Index, a small capitalization stock premium and a specific company risk premium.

The valuation firm then assigned weightings to the values indicated by the capitalized tangible book value method and the discounted future benefits method, concluding that each should be assigned a 50% weighting. This was a change from the weightings that the valuation firm used to test for goodwill impairment at December 31, 2010. In the performing goodwill impairment testing for 2010, the valuation firm assigned a 50% weighting to the discounted future benefits method, a 25% weighting to the capitalized tangible book value method, and a 25% weighting to the control method of the Guideline Public Company Method, which is based on adjusted priced to tangible book multiples realized in sales of comparable institutions, was not assigned any weighting for 2011 goodwill impairment testing because only four comparable sales were identified over a two year period and the small size of the group afforded limited comparability.

Based on the estimates of fair value the valuation firm arrived at through the weightings assigned to the capitalized tangible book valuation method and the discounted future benefits method, it concluded that it was necessary to perform step two of the goodwill impairment test. The valuation firm assumed that the Bank would be sold in a tax-free transaction, and this required that the significant deferred tax assets that a market participant would record in an acquisition of the Bank be considered in the step two of the goodwill impairment test. The assets that the Company holds separately from the Bank and the Company’s tangible book value (which exceeds the tangible book value of the Bank) were not considered in either step one or step two of the goodwill impairment test.

After assigning values to the assets and liabilities of the Bank, the valuation firm determined that the implied fair value of the Bank’s goodwill was less than its current carrying value. As a result, the Company recognized a goodwill impairment charge of $23.9 million for the year ending December 31, 2011.

As of December 31, 2011, our intangible assets consisted of core deposit intangibles of $3.7 million, which are being amortized over an accelerated method.

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Under GAAP, a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future taxable income, applicable tax planning strategies, and assessments of current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. In assessing the realization of deferred tax assets at December 31, 2011, the Company concluded that it was more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2011, and therefore, a full valuation allowance for deferred tax assets in the amount of $22.6 million was recorded for the ending December 31, 2011. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

Statement of Financial Condition at December 31, 2011 and December 31, 2010

Total assets increased $32.9 million, or 2.2%, to $1.564 billion at December 31, 2011, from $1.531 billion at December 31, 2010. The increase in total assets was primarily due to our acquisition of Downers Grove National Bank. The impact of this transaction was partially offset by the recording of a goodwill impairment expense of $23.9 million and a $22.6 million valuation allowance for deferred tax assets. Net loans increased $176.6 million to $1.227 billion at December 31, 2011, from $1.051 billion at December 31, 2010. Net cash and cash equivalents decreased by $100.1 million to $120.7 million at December 31, 2011, from $220.8 million at December 31, 2010, primarily due to our purchase of loans from Citibank.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together made up 78.2% of gross loans at December 31, 2011. Net loans receivable increased $176.6 million, or 16.8%, to $1.227 billion at December 31, 2011, from $1.051 billion at December 31, 2010, due in substantial part to an acquisition of a portfolio of $152.1 million of performing Chicago area multi-family loans on March 11, 2011 and the $118.1 million in loans that were acquired from Downers Grove National Bank. At the closing of the acquisition in March of 2011, Downers Grove National Bank’s loans consisted of $49.4 million one-to-four family residential mortgages, $2.2 million multi-family mortgages, $40.5 million nonresidential real estate loans, $14.9 million construction and land loans, $9.9 million commercial loans, and $1.1 million consumer loans. Multi-family mortgage loans increased by $126.7 million, or 42.7%. Commercial loans increased by $29.3 million, or 45.2%. Commercial leases decreased by $16.1 million, or 10.7%, as scheduled lease payments outpaced originations. Nonresidential real estate loans increased $29.7 million, or 10.5%. Construction and land loans increased $1.5 million, or 7.9%. One-to-four family residential mortgage loans increased $15.7 million, or 6.1%.

Our allowance for loan losses increased by $9.5 million, or 43.0%, to $31.7 million at December 31, 2011, from $22.2 million at December 31, 2010. The increase reflects the combined impact of a $5.5 million increase in the portion of the specific allowance for loan losses that we allocate to impaired loans, a $4.0 million increase in the general component of the allowance for loan losses and $13.2 million in net charge-offs. Increases in the specific portion of the allowance for loan losses occurred principally in the following areas: nonresidential real estate loans ($6.5 million); one-to-four family residential loans ($891,000); investor-owned one-to-four family residential loans ($317,000); and commercial loans ($137,000). Net decreases in the specific portion of the allowance for loan losses that we allocate to impaired loans occurred for multi-family mortgage loans ($1.4 million), and construction and land loans ($895,000), primarily due to the transfer of properties to other real estate owned.

Securities decreased $27.9 million, or 23.1%, to $92.8 million at December 31, 2011, from $120.7 million at December 31, 2010, due primarily to the receipt of principal repayments of $30.7 million in our residential mortgage-backed and collateralized mortgage obligation portfolio. During 2011 and 2010, we also invested in FDIC insured certificates of deposit issued by other insured depository institutions.

We owned $16.3 million of common stock of the Federal Home Loan Bank of Chicago (“FHLBC”) at December 31, 2011, compared to $15.6 million at December 31, 2010. The increase was due to the $748,000 in FHLBC stock acquired from Downers Grove National Bank. The FHLBC did not declare or pay any dividends from the third quarter of 2007 through 2010. During 2011, the FHLBC declared and paid a cash dividend at an annualized rate of 10 basis points per share.

In late 2009, we prepaid our FDIC deposit insurance assessments for all of 2010, 2011, and 2012 in accordance with the FDIC’s final prepayment rule. We assumed $947,000 of prepaid FDIC assessments in the acquisition of Downers Grove National Bank. At December 31, 2011, the remaining prepaid FDIC assessment was $4.4 million.

At December 31, 2011, we had established a full valuation allowance of $22.6 million for our net deferred tax assets. We received $761,000 in tax refunds in 2011 and $11.3 million during 2010.

Deposits increased $97.2 million, or 7.9%, to $1.333 billion at December 31, 2011, from $1.235 billion at December 31, 2010. The increase in deposits was primarily due to the deposits acquired in the acquisition of Downers Grove National Bank. At the closing of the acquisition in March of 2011, Downers Grove National Bank had $36.1 million in noninterest–bearing demand deposit accounts, $39.3 million in savings accounts, $17.3 million in money market accounts, $31.7 million in interest–bearing NOW accounts, and $86.6 million of certificates of deposits. We increased our core deposits (savings, money market, noninterest-bearing demand and NOW accounts) by $112.8 million and reduced our balances of wholesale deposits by $5.8 million during the year. Core deposits increased as a percentage of total deposits, representing 72.7% of total deposits at December 31, 2011, compared to 69.2% of total deposits at December 31, 2010.

Certificates of deposit decreased $15.7 million, or 4.1%, to $364.4 million at December 31, 2011, from $380.1 million at December 31, 2010. The $86.6 million increase in certificate of deposit accounts resulting from the acquisition of Downers Grove National Bank was more than offset by $20.4 million in matured Downers Grove National Bank certificates of deposits as well as a net $81.8 million decrease in the balances of certificate of deposits accounts from those held by the Company at December 31, 2010 primarily due to reduced competitive pricing position in anticipation of additional excess liquidity resulting from the Downers Grove National Bank acquisition.

Borrowings decreased $14.4 million, or 60.7%, to $9.3 million at December 31, 2011, from $23.7 million at December 31, 2010, primarily due to our repayments of maturing FHLBC advances.

Total stockholders’ equity was $199.9 million at December 31, 2011, compared to $253.3 million at December 31, 2010. The decrease in total stockholders’ equity was primarily due to the combined impact of our $48.7 million net loss, our declaration and payment of cash dividends totaling $4.6 million, and a $689,000 decrease in accumulated other comprehensive income during the year ended December 31, 2011. The unallocated shares of common stock that our ESOP owns were reflected as a $13.2 million reduction to stockholders’ equity at December 31, 2011, compared to a $14.2 million reduction to stockholders’ equity at December 31, 2010.

Loans

We originate multi-family mortgage loans, nonresidential real estate loans, commercial loans, commercial leases, and construction and land loans. In addition, we originate one-to-four family residential mortgage loans and consumer loans, and purchase and sell loan participations from time-to-time. The following briefly describes our principal loan products.

Multi-family Mortgage Loans. Loans secured by multi-family mortgage loans totaled $423.6 million, or 33.7%, of our total loan portfolio, at December 31, 2011. At December 31, 2011, $68.5 million of our multi-family mortgage loan portfolio consisted of loans originated in carefully selected metropolitan markets outside the Bank’s primary lending area, and these loans represented 16.2% of our multi-family mortgage loan portfolio and 5.4% of our total loan portfolio. Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. The majority of our multi-family mortgage loans have adjustable interest rates following an initial fixed-rate period, typically between three and five years. Amortization of multi-family loans is typically based on a 25-year period, although 30-year amortization period loans are also offered at a premium.

Nonresidential Real Estate Loans. Loans secured by nonresidential real estate totaled $311.6 million, or 24.8%, of our total loan portfolio, at December 31, 2011. We emphasize nonresidential real estate loans with initial principal balances between $1.0 million and $5.0 million. The nonresidential real estate properties securing these loans are predominantly office buildings, light industrial buildings, shopping centers and mixed-use developments, and to a lesser extent, more specialized properties such as nursing homes and other healthcare facilities. Substantially all of our nonresidential real estate loans are secured by properties located in our primary market area. Our nonresidential real estate loans are typically written as three- or five-year adjustable-rate mortgage loans or mortgage loans with balloon maturities of three or five years. Amortization of these loans is typically based on 20- to 25-year payout schedules. We also originate some 15-year fixed-rate, fully amortizing loans.

Commercial Loans. Commercial loans totaled $93.9 million, or 7.5%, of our total loan portfolio, at December 31, 2011. This total includes unsecured commercial loans with an aggregate outstanding balance of $9.9 million. We generally make commercial loans to customers in our primary market area to finance equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to five years. The loans either carry a fixed-rate or adjustable interest rates indexed to a lending rate that is either determined internally or based on a short-term market rate index.

Commercial Leases. Commercial leases totaled $135.0 million, or 10.7%, of our total loan portfolio, at December 31, 2011. Our commercial leases primarily involve technology equipment, material handling equipment, medical equipment and other capital equipment. The transactions are generally structured as a non-recourse assignment by the leasing company of the payment stream on the lease supplemented by the grant of a security interest in the lease and the leased equipment. Consequently, we underwrite leases by examining the creditworthiness of the lessee rather than the lessor. The lessee generally agrees to send the lease payments directly to us. As of December 31, 2011, 62.2% of our commercial lease portfolio involved lessees with investment-grade rated public debt, 27.4% involved publicly-traded lessees with no public debt and thus no public debt rating, and 4.6% involved privately-held lessees or lessees with a below investment-grade public debt rating. Debt ratings are determined by Moody’s, Standard & Poors, Fitch, A.M. Best or an equivalent rating firm. Commercial leases typically have a maximum maturity of seven years and we limit our maximum outstanding credit exposure to $10.0 million to any single lessee. Leases to companies with no public debt ratings generally involve companies with a net worth in excess of $25.0 million and typically have a maximum maturity of five years.

Construction and Land Loans. Construction and land loans totaled $19.9 million, or 1.6%, of our total loan portfolio at December 31, 2011. The majority of the loan balances in this category were originated by Downers Grove National Bank, which we acquired in 2011. These loans generally consist of land acquisition loans to help finance the purchase of land intended for further development, including single-family homes, multi-family housing and commercial income property, development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. These builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder, often in conjunction with development loans. For loans that we originate, the maximum loan-to-value ratio for raw land acquisition loans is 65% of the appraised value of the property, and the maximum term of these loans is two years. The maximum amount loaned on a development loan is generally limited to the cost of the land and public improvements, and advances are made in accordance with a schedule reflecting the cost of the improvements. Advances are generally limited to 90% of actual construction costs and, as required by applicable regulations, a 75% loan to completed appraised value ratio. We have discouraged new construction lending for the past several years and have had only limited interest in site acquisition loans for future construction.

One-to-Four Family Residential Mortgage Lending. Conforming and non-conforming fixed-rate and adjustable-rate residential mortgage loans totaled $272.0 million, or 21.6%, of our total loan portfolio at December 31, 2011. Our residential mortgage loan portfolio includes traditional one-to-four family residential mortgage loans, home equity loans and home equity lines of credit that are secured by the borrower’s primary residence, and loans to investors in non-owner occupied single-family homes. At December 31, 2011, home equity loans totaled $12.6 million, or 1.0%, of total loans, home equity lines of credit totaled $82.3 million, or 6.5%, of total loans, and loans to investors in non-owner occupied single-family homes totaled $81.1 million, or 6.4% of total loans. We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which currently is $417,000 for single-family homes in our market area. Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%. At December 31, 2011, our adjustable-rate residential first mortgage loan portfolio totaled $116.6 million, and included $13.7 million in loans that re-price once a year and $102.9 million in loans that re-price periodically after an initial fixed-rate period of five years or more, of which $61.4 million have passed the initial fixed-rate period and now re-price annually.

We also originate a limited quantity of loans above conforming limits, referred to as “jumbo loans,” that are underwritten to the credit standards of Fannie Mae given the demand for these loans in the Chicago metropolitan area. We also originate loans that do not fully meet the credit standards of Fannie Mae if they are considered acceptable risks given their favorable compensating risk factors. In general, we do not originate or purchase loans with underwriting characteristics that, taken together, are materially lower than the credit standards of Fannie Mae, and as part of the underwriting process, we consider the availability of purchasers for jumbo and other nonconforming loans.

Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale, by type of loan at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to-four family residential	$272,032	21.62%	$256,300	23.92%	$289,623	23.44%	$312,390	24.39%	$345,245	27.33%
Multi-family mortgage	423,615	33.67	296,916	27.71	329,227	26.65	305,318	23.84	291,395	23.07
Nonresidential real estate	311,641	24.77	281,987	26.31	316,607	25.62	342,583	26.74	325,885	25.80
Construction and land	19,852	1.58	18,398	1.72	32,577	2.64	50,687	3.96	64,483	5.10
Commercial loans	93,932	7.46	64,679	6.04	88,067	7.13	92,679	7.23	87,777	6.95
Commercial leases	134,990	10.73	151,107	14.10	176,821	14.31	174,644	13.63	144,841	11.47
Consumer	2,147	0.17	2,182	0.20	2,539	0.21	2,655	0.21	3,506	0.28

Total loans	1,258,209	100.00%	1,071,569	100.00%	1,235,461	100.00%	1,280,956	100.00%	1,263,132	100.00%

Net deferred loan origination costs	908		1,377		1,701		1,912		2,086
Allowance for loan losses	(31,726)		(22,180)		(18,622)		(14,746)		(11,051)

Total loans, net	$1,227,391		$1,050,766		$1,218,540		$1,268,122		$1,254,167

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2011. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Within One Year	One Year Through Five Years	Beyond Five Years	Total
	(Dollars in thousands)

Scheduled Repayments of Loans:
One-to-four family residential	$44,702	$82,331	$144,999	$272,032
Multi-family mortgage	58,805	149,639	215,171	423,615
Nonresidential real estate	129,385	170,872	11,384	311,641
Construction and land	18,012	1,838	2	19,852
Commercial loans and leases	146,080	81,064	1,778	228,922
Consumer	857	674	616	2,147

Total loans	$397,841	$486,418	$373,950	$1,258,209

				Total
Loans Maturing After One Year:
Predetermined (fixed) interest rates				$535,711
Adjustable interest rates				324,657

Total loans				$860,368

Past Due Loans

The following table reflects investment and business loans past due less than 90 days at December 31, 2011, excluding purchased impaired loans.

	Loan Balances
	30 - 59 Days Past Due	60 - 89 Days Past Due	Total 30 - 89 Days Past Due
	(Dollars in thousands)

Multi-family mortgage loans	$6,889	$4,107	$10,996
Nonresidential real estate loans	3,408	6,668	10,076
Construction and land loans	5,430	1,718	7,148
Commercial	459	3	462

Past due investment and business loans	$16,186	$12,496	$28,682

Matured loans	$6,262	$9,320	$15,582

% of past due investment and business matured loans	38.69%	74.58%	54.33%

At December 31, 2011, multi-family, nonresidential real estate, construction and development and commercial loans past due loans totaled $28.7 million. Of the $28.7 million, $15.6 million or 54.3% were “Pass” rated matured loans in the process of renewal and $4.7 million or 16.4% were on nonaccrual status. The remaining $8.4 million or 29.4% were subject to informal collection activity to bring the loan current.

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At December 31, 2011, we had three loans totaling $350,000 in this category.

We typically obtain new third–party appraisals or collateral valuations when we place a loan on nonaccrual status, conduct impairment testing or conduct a TDR unless the existing valuation information for the collateral is sufficiently current to comply with the requirements of our Appraisal and Collateral Valuation Policy (“ACV Policy”). We also obtain new third–party appraisals or collateral valuations when the judicial foreclosure process concludes with respect to real estate collateral, and when we otherwise acquire actual or constructive title to real estate collateral. In addition to third–party appraisals, we use updated valuation information based on Multiple Listing Service data, broker opinions of value, actual sales prices of similar assets sold by us and approved sales prices in response to offers to purchase similar assets owned by us to provide interim valuation information for consolidated financial statement and management purposes. Our ACV Policy establishes the maximum useful life of a real estate appraisal at 18 months. Because appraisals and updated valuations utilize historical or “ask–side” data in reaching valuation conclusions, the appraised or updated valuation may or may not reflect the actual sales price that we will receive at the time of sale.

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

As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–improved” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of December 31, 2011, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”

Estimates of the net realizable value of real estate collateral also include a deduction for the expected costs to sell the collateral or such other deductions from the cash flows resulting from the operation and liquidation of the asset as are appropriate. For most real estate collateral subject to the judicial foreclosure process, we apply a 10.0% deduction to the value of the asset to determine the expected costs to sell the asset. This estimate includes one year of real estate taxes, sales commissions and miscellaneous repair and closing costs. If we receive a purchase offer that requires unbudgeted repairs, or if the expected resolution period for the asset exceeds one year, we then include, on a case-by-case basis, the costs of the additional real estate taxes and repairs and any other material holding costs in the expected costs to sell the collateral. For OREO, we only apply a 7.0% deduction to determine the expected costs to sell, as expenses for real estate taxes and repairs are expensed when incurred.

Nonperforming Assets Summary

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets at the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Nonaccrual loans:
One-to-four family residential	$10,709	$10,059	$11,453	$2,205	$2,196
Multi-family mortgage	14,983	13,228	13,961	2,101	4,186
Nonresidential real estate	30,396	12,428	11,074	2,961	2,823
Construction and land	3,263	6,139	8,841	5,145	988
Commercial	2,940	3,766	4,160	1,141	1,751
Commercial leases	22	72	—	105	112
Consumer	3	3	—	—	2

Total nonaccrual loans	62,316	45,695	49,489	13,658	12,058

Other real estate owned and other real estate owned in process:
One-to-four family residential	5,328	3,015	601	588	252
Multi-family mortgage	3,655	2,486	976	133	—
Nonresidential real estate	4,905	7,376	1,416	—	568
Land	2,237	1,745	1,091	234	—

Total other real estate owned and other real estate owned in process	16,125	14,622	4,084	955	820

Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	78,441	60,317	53,573	14,613	12,878

Purchased impaired loans
One-to-four family residential	3,941	—	—	—	—
Multi-family mortgage	1,418	—	—	—	—
Nonresidential real estate	3,375	—	—	—	—
Construction and land	4,788	—	—	—	—
Commercial	1,078	—	—	—	—

Total nonaccrual loans	14,600	—	—	—	—

Purchased other real estate owned:
One-to-four family residential	327	—	—	—	—
Nonresidential real estate	2,546	—	—	—	—
Land	3,482	—	—	—	—

Total other real estate owned and other real estate owned in process	6,355	—	—	—	—

Purchased impaired loans and other real estate owned	20,955	—	—	—	—

Total nonperforming assets	$99,396	$60,317	$53,573	$14,613	$12,878

Ratios:
Nonperforming loans to total loans	6.11%	4.26%	4.01%	1.07%	0.95%
Nonperforming loans to total loans (1)	4.95	—	—	—	—
Nonperforming assets to total assets	6.36	3.94	3.42	0.94	0.87
Nonperforming loans to total assets(1)	5.02	—	—	—	—

(1)	These asset quality ratios exclude purchased impaired loans and purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

Loans on Nonaccrual Status

Non-accrual loans increased by $16.6 million in 2011, due in substantial part to issues arising with several exposures as set forth below:

•

We completed the sale of our largest wholesale commercial—multi-family non-performing asset in fourth quarter, 2011 with a gross principal balance of $4.4 million as of the end of the previous quarter. The transaction did not require an increase to the specific valuation allowance for the fourth quarter, 2011; however, we recorded a charge-off of $1.5 million reflecting the final disposition of the asset as of December 31, 2011.

•

We have a $6.1 million total credit exposure secured by industrial/flex suburban Chicago commercial real estate owned by a family. As disclosed in third quarter, 2011, the owners are liquidating this portfolio in an orderly sales process. Of the $6.1 million in total credit exposure, four properties with a total loan balance of $2.9 million have sufficient net operating income to make scheduled loan payments. Three properties with a total loan balance of $3.2 million have insufficient net operating income to make scheduled loan payments; however, the owners have historically established a supplemental cash reserve to fund the difference necessary to make all scheduled loan payments pending the liquidation of the properties. The owners exhausted the supplemental cash reserve during fourth quarter of 2011; therefore, at December 31, 2011, we elected to place these three loans involving a total of $3.2 million on non-accrual status and established a special valuation allowance of $479,000 pending the verification of the sources of continuing debt service support. At present, the borrowers are finalizing sales negotiations on three properties with a total loan balance of $2.8 million, which would repay these loans in full, eliminate the established special valuation allowance on any properties remaining on non-accrual status, and replenish the supplemental cash reserve for debt service support purposes on the remaining two properties totaling $2.1 million for which the primary source of repayment is currently insufficient.

•

We placed loans totalling $2.0 million secured by an income-producing commercial estate project on non-accrual status at September 30, 2011, due to the borrower’s transfer of ownership of the project to a new owner without the Bank’s consent. The notes matured in 2011 and the new owner continues to remit the monthly payments due under the terms of the matured notes. We are in the process of underwriting loan renewals to the new owner that would reflect a reduction of the principal balance of the original loans based on the results of an updated appraisal. At our option, the original borrower will remain responsible for any deficiency. If the underwriting process continues in a timely manner and the results of our underwriting of the new owner are acceptable, we expect to be in a position to return the loans to accrual status in 2012, however, it is possible that we will need to commence formal collection proceedings if the new owners do not proceed with the renewal process by the end of first quarter, 2012.

•

We have a $1.4 million credit exposure secured by a newly constructed residence and adjacent land owned by a corporation. The borrower received a cash offer to purchase the residence in an amount that was more than sufficient to repay the outstanding loan balance, but was unwilling to accept the offer. The borrower then failed to remit the scheduled loan payments. Based on the lack of borrower cooperation, we placed the credit exposure on non-accrual status at September 30, 2011 and began formal collection proceedings, however, no special valuation allowance was necessary for this exposure. The borrower’s cooperation thereafter resumed, and we successfully concluded a renewal of the loan. The borrower has remitted all past due payments. If the borrower remits scheduled future debt service payments and otherwise performs according to the terms of the loan, then it is possible that the loan will be returned to accrual status during 2012 or, as an alternative to continuing formal collection proceedings, we will seek a cooperative orderly liquidation of the collateral in 2012 to repay the loan in full.

•

We placed a total of $1.9 million of loans to two borrowers on non-accrual status at December 31, 2011 due to the borrowers’ partial compliance with loan renewal terms and forbearance agreements. The loans are secured by multi-family real estate collateral. The borrowers were in the process of remitting loan payments and supporting documentation but were not in full compliance with the required terms and conditions of the loan renewals or forbearance agreements at December 31, 2011; accordingly, these loans were placed on non-accrual. These borrowers are now in substantial compliance with the terms and conditions of the loan renewals and forbearance agreements, and if compliance continues, we expect to be in a position to return these loans to accrual status in 2012.

•

We placed a total of $2.1 million of loans involving two borrower relationships on non-accrual status at December 31, 2011 due to the borrowers’ refusal to accept our loan renewal terms. The loans are secured by multi-family and commercial real estate collateral. To reduce the total balance of adversely classified loans, or loans that could potentially be adversely classified under applicable OCC loan classification guidance, we have offered loan renewal terms that will resolve the existing or potential basis for classification; in most situations, the renewal terms will involve the orderly liquidation of collateral to repay the loan, or the involvement of additional co-borrowers, business operations or collateral. If a borrower refuses to accept the proposed loan renewal, we place the loan on non-accrual status and proceed with formal collection action, remaining open to alternative proposals that would allow the loan to be considered for a return to accrual status based on performance. We established a special valuation allowance of $492,000 for these loans based on the net realizable value of the collateral.

•

Our second-largest total credit exposure is $10.8 million, consisting of three loans secured by a combination of two income-producing commercial real estate properties leased to a credit tenant and several improved vacant land parcels held for future development. We were notified during third quarter of 2011 that the tenant for the two income producing properties had proposed to renew the lease on one facility at a 50% reduction to the current rental rate, and did not intend to renew the lease on the second facility. We concluded that, based on this development, it was not probable that the borrowers could continue to maintain the same debt service payments on the total outstanding credit exposure upon expiration of the current leases. Accordingly, we placed the loans on non-accrual status and established a special valuation allowance of $1.4 million based on a discounted cash flow analysis of the expected cash flows and the net realizable value of the collateral. The lease was subsequently renewed on the first facility at the reduced rental rate, and the borrowers are seeking a new tenant for the second facility. We obtained updated appraisals for the first facility based on the renewed lease, and for the second facility and the other collateral on an “as vacant” basis. Based on the updated appraisals, we recorded an additional $1.9 million specific valuation allowance at December 31, 2011 with respect to this exposure. To resolve the basis of classification, and to permit time to lease the second facility, we proposed a loan renewal structure to the borrowers in which $5.8 million of the loan exposure would be eligible for return to accrual status in 2012, and $2.0 million would be maintained on a cash basis until the second income-producing facility is leased. The borrowers rejected the proposal primarily because it requires them to provide us with additional collateral. It presently appears that formal collection action against the individual co-borrowers will need to be instituted to facilitate the resolution of these loans.

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

	Balance at December 31, 2010	Additions	Acquired other real estate owned	Write–downs and receipts	Sale	Balance at December 31, 2011
	(Dollars in thousands)

One–to–four family residential	$3,015	$7,948	$—	$(576)	$(5,059)	$5,328
Multi-family mortgage	2,486	3,651	—	(1,105)	(1,377)	3,655
Nonresidential real estate	7,376	598	—	(1,403)	(1,666)	4,905
Land	1,745	1,473	—	(981)	—	2,237

	14,622	13,670	—	(4,065)	(8,102)	16,125

Acquired other real estate owned:
One–to–four family residential	—	147	355	—	(175)	327
Nonresidential real estate	—	114	2,859	(85)	(342)	2,546
Land	—	201	3,751	—	(470)	3,482

	—	462	6,965	(85)	(987)	6,355

Total other real estate owned and in process	$14,622	$14,132	$6,965	$(4,150)	$(9,089)	$22,480

The most significant dispositions to OREO were as follows:

•

We concluded the judicial sales process on a newly-constructed one-to-four family residence with a net book value of $1.8 million in the second quarter, 2011. During third quarter, 2011, we sold the property in a cash transaction, and no gain or loss was recorded.

•

We concluded the judicial sales process on a $900,000 multi-family property with a write-down of $153,000 in the third quarter, 2011. Due to our advance marketing of this asset, the sale of this property closed in first quarter, 2012.

•

We completed the sale of our largest investor one-to-four family non-performing asset portfolio in fourth quarter, 2011 with a gross principal balance of $4.2 million as of the end of the previous quarter. We recorded a total charge-off of $2.1 million, of which $788,000 was an additional provision to the allowance for loan losses in fourth quarter, 2011 reflecting the final sales price of the portfolio.

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

Loan Extensions and Modifications

Maturing loans are subject to our standard loan underwriting policies and practices. Due to the need to obtain updated borrower and guarantor financial information, collateral information or to prepare revised loan documentations, loans in the process of renewal may appear as past due because the information needed to underwrite a renewal of the loan is not available to us prior to the maturity date of the loan. At times, short-term administrative extensions, which are typically 90 days in duration, are granted to facilitate proper underwriting. In general, loan modifications are subject to a risk-adjusted pricing analysis. During 2011, the Bank conducted 17 commercial loan modifications totaling $7.6 million (or 0.61% of total loans as of December 31, 2011) that did not qualify as troubled debt restructurings due to the fact that no concessions were made to the borrowers other than those which we would grant in the ordinary course of business. The modifications involved actions such as reducing an above-market interest rate to a market interest rate or extending a shorter-duration amortization period to a longer amortization period that remained in compliance with our normal underwriting standards. These modifications generally involved the repayment of past due principal and/or interest loan payments over a three- to six-month period of time, in exchange for a forbearance of our legal remedies.

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

In accordance with the FFIEC workout guidance, the resulting “A” promissory note in a split-note restructuring will be considered a TDR at the time of the restructuring and will remain so classified for at least 12 months. In a typical “A” / “B” note restructuring, the resulting “B” note will be charged-off and any payments on the “B” promissory note will be treated as a recovery of principal unless the note is fully collateralized pursuant to our underwriting standards and we believe that the collection of both the principal and interest of the “B” note is probable.

Troubled Debt Restructuring

The Company had $18.2 million of TDRs at December 31, 2011, compared to $6.5 million at December 31, 2010, with $1.2 million in specific valuation allowances allocated to those loans at December 31, 2011, and $658,000 in specific valuation reserves allocated at December 31, 2010. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.

The following table presents loans by class classified as TDRs at December 31:

	2011	2010
	(Dollars in thousands)

One-to-four family residential real estate	$5,619	$—
Multi-family mortgage	5,783	1,675
Nonresidential real estate	2,220	1,699
Commercial loans – secured	238	—

Troubled debt restructured loans – accrual loans	13,860	3,374

One-to-four family residential real estate	583	—
Multi-family mortgage	717	13
Nonresidential real estate	2,960	3,137
Commercial loans – secured	73	—
Consumer loans	3	—

Troubled debt restructured loans – nonaccrual loans	4,336	3,150

Total troubled debt restructured loans	$18,196	$6,524

The TDRs described above decreased interest income by $113,000, increased the allowance for loan losses by $802,000 and resulted in charge offs of $1.7 million during the year ending December 31, 2011.

Risk Classification of Loans

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets, or designated as special mention.

A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The risk rating guidance published by the OCC clarifies that a loan with a well-defined weakness does not have to present a probability of default for the loan to be rated substandard, and that an individual loan’s loss potential does not have to be distinct for the loan to be rated substandard. An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted; such balances are promptly charged-off as required by applicable federal regulations. A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Based on a review of our assets at December 31, 2011, classified loans consisted of substandard assets of $115.5 million, doubtful assets of $2.2 million, and no loans classified as loss assets. As of December 31, 2011, we had $26.9 million of assets designated as special mention.

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

We review our loan portfolio on an ongoing basis to determine whether any loans require classification and impairment testing in accordance with applicable regulations and accounting principles. When we classify loans as either substandard or doubtful and in certain other cases, we review the collateral and future cash flow projections to determine if a specific reserve is necessary. The allowance for loan losses represents amounts that have been established to recognize incurred credit losses in the loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. When we classify problem loans as loss, we charge-off such amounts.

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

Net Charge-offs and Recoveries

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$22,180	$18,622	$14,746	$11,051	$10,622

Charge-offs:
One-to-four family residential	(5,316)	(2,292)	(461)	(248)	(10)
Multi-family mortgage	(3,514)	(2,385)	(297)	(169)	—
Nonresidential real estate	(698)	(2,897)	(1,518)	(605)	—
Construction and land	(2,519)	(525)	(2,262)	(115)	—
Commercial loans	(1,394)	(1,174)	(463)	(130)	(237)
Commercial leases	(72)	—	(22)	—	—
Consumer	(93)	(16)	(42)	(146)	(58)

Total charge-offs	(13,606)	(9,289)	(5,065)	(1,413)	(305)

Recoveries:
One-to-four family residential	51	69	82	1	—
Multi-family mortgage	125	3	—	—	—
Nonresidential real estate	73	633	36	4	—
Construction and land	—	58	—	—	—
Commercial loans	173	1	3	1	14
Commercial leases	—	—	6	—	—
Consumer	7	—	3	10	23

Total recoveries	429	764	130	16	37
Net charge-offs	(13,177)	(8,525)	(4,935)	(1,397)	(268)
Provision for loan losses	22,723	12,083	8,811	5,092	697

Balance at end of year	$31,726	$22,180	$18,622	$14,746	$11,051

Ratios:
Net charge-offs to average loans outstanding	1.04%	0.75%	0.39%	0.11%	0.02%
Allowance for loan losses to nonperforming loans	41.25	48.54	37.63	107.97	91.65
Allowance for loan losses to total loans	2.52	2.07	1.51	1.15	0.87

Net charge-offs and total charge-offs were $13.2 million and $13.6 million, respectively, for the year ended December 31, 2011, compared to $8.5 million in net charge-offs and $9.3 million in total charge-offs for the year ended December 31, 2010, and $4.9 million in net charge-offs and $5.1 million in total charge-offs for the year ended December 31, 2009. Total recoveries were $429,000 in 2011, compared to $764,000 in 2010 and $130,000 in 2009.

We recorded a provision for loan losses of $22.7 million in 2011, compared to $12.1 million in 2010 and $8.8 million in 2009. Of the $22.7 million provision for loan losses that we recorded in 2011, $5.5 million is attributable to the specific portion of the allowance for loan losses that we allocate to impaired loans, $4.0 million to the increase in the general portion of the allowance for loan losses and $13.2 million in net charge-offs.

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

Included in 2011 charge-offs of $13.6 million were $5.4 million in charge-offs related to final disposition of collateral or other loan resolutions, of which $4.8 million occurred in the fourth quarter 2011. $8.0 million of charge-offs were recorded at the time real estate transferred to other real estate owned, of which $2.1 million occurred in the fourth quarter 2011.

Allocation of Allowance for Loan Losses

The following table sets forth our allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2011			2010			2009
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to-four family residential	$6,103	$272,032	21.62%	$3,556	$256,300	23.92%	$3,333	$289,623	23.44%
Multi-family mortgage	6,082	423,615	33.67	7,032	296,916	27.71	3,597	329,227	26.65
Nonresidential real estate	13,756	311,641	24.77	5,714	281,987	26.31	5,696	316,607	25.62
Construction and land	1,684	19,852	1.58	2,461	18,398	1.72	1,861	32,577	2.64
Commercial loans	3,539	93,932	7.46	2,879	64,679	6.04	2,520	88,067	7.13
Commercial leases	504	134,990	10.73	518	151,107	14.10	1,591	176,821	14.31
Consumer	58	2,147	0.17	20	2,182	0.20	24	2,539	0.21

Total	$31,726	$1,258,209	100.00%	$22,180	$1,071,569	100.00%	$18,622	$1,235,461	100.00%

	At December 31,
	2008			2007
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to-four family residential	$2,040	$312,390	24.39%	$1,823	$345,245	27.33%
Multi-family mortgage	2,370	305,318	23.84	2,206	291,395	23.07
Nonresidential real estate	4,659	342,583	26.74	3,055	325,885	25.80
Construction and land	1,899	50,687	3.96	937	64,483	5.10
Commercial loans	2,058	92,679	7.23	1,799	87,777	6.95
Commercial leases	1,668	174,644	13.63	1,174	144,841	11.47
Consumer	52	2,655	0.21	57	3,506	0.28

Total	$14,746	$1,280,956	100.00%	$11,051	$1,263,132	100.00%

Securities

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

At December 31, 2011 our mortgage-backed securities and collateralized mortgage obligations (“CMOs”) reflected in the following table were issued by U.S. government-sponsored enterprises and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the federal government has affirmed its commitment to support. All securities reflected in the table were classified as available-for-sale at December 31, 2011, 2010 and 2009.

We hold FHLBC common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost of our FHLBC common stock as of December 31, 2011 was $16.3 million based on its par value. There is no market for FHLBC common stock. Due to our receipt of stock dividends in prior years and the amount of our outstanding FHLBC advances, we owned shares of FHLBC common stock at December 31, 2011 with a par value that was $9.7 million more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances (“excess” or “voluntary” capital stock). On February 15, 2012, the FHLBC redeemed $5.0 million of our excess FHLBC stock at par value.

The following table sets forth the composition, amortized cost and fair value of our securities at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Securities:
Certificates of deposits	$30,448	$30,448	$27,766	$27,766	$—	$—
Municipal securities	515	551	675	709	1,225	1,303
Equity mutual fund	500	524	—	—	—	—
SBA - guaranteed loan participation certificates	47	47	103	105	114	115

Total	31,510	31,570	28,544	28,580	1,339	1,418

Mortgage-backed Securities:
Mortgage-backed securities - residential	34,691	36,076	41,034	42,435	33,008	34,057
CMOs and REMICs - residential	24,837	25,186	48,262	49,732	64,791	66,651

Total mortgage-backed securities	59,528	61,262	89,296	92,167	97,799	100,708

Total	$91,038	$92,832	$117,840	$120,747	$99,138	$102,126

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

Portfolio Maturities and Yields

The composition and maturities of the securities portfolio and the mortgage-backed securities portfolio at December 31, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis, as the amount is immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)

Mortgage-backed Securities:
Pass-through securities:
Fannie Mae	$82	4.50%	$931	5.68%	$—	—%	$15,741	3.03%	$16,754	3.18%	$17,795
Freddie Mac	—	—	75	2.52	462	2.02	2,854	3.83	3,391	3.55	3,554
Ginnie Mae	—	—	—	—	—	—	14,546	2.33	14,546	2.33	14,727
CMOs and REMICs	—	—	—	—	—	—	24,837	3.55	24,837	3.55	25,186

Total	82	4.50	1,006	5.45	462	2.02	57,978	3.11	59,528	3.15	61,262

Securities:
Certificates of deposit	21,784	0.56	8,664	0.56	—	—	—	—	30,448	0.56	30,448
Municipal securities	165	4.35	350	4.53	—	—	—	—	515	4.47	551
Equity mutual fund	500	2.57	—	—	—	—	—	—	500	2.57	524
SBA guaranteed loan participation certificates	—	—	—	—	47	1.75	—	—	47	1.75	47

Total	22,449	0.63	9,014	0.71	47	1.75	—	—	31,510	0.66	31,570

Total securities	$22,531	0.64%	$10,020	1.19%	$509	1.99%	$57,978	3.11%	$91,038	2.29%	$92,832

Sources of Funds

Deposits. At December 31, 2011, our deposits totaled $1.333 billion. Interest-bearing deposits totaled $1.190 billion and noninterest-bearing demand deposits totaled $142.1 million. NOW, savings and money market accounts totaled $826.1 million. Noninterest-bearing demand deposits at December 31, 2011 included $6.7 million in internal checking accounts, such as accounts for Bank cashier’s checks and money orders. At December 31, 2011, we had $364.4 million of certificates of deposit outstanding, of which $264.8 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we believe, based on historical experience and our current pricing strategy, that we will retain a significant portion of these accounts upon maturity.

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

The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	Years Ended December 31,
	2011			2010			2009
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Noninterest-bearing demand:
Retail	$39,319	2.94%	—%	$26,308	2.11%	—%	$28,058	2.39%	—%
Commercial	92,376	6.90	—	75,986	6.08	—	77,279	6.55	—

Total noninterest-bearing demand	131,695	9.84	—	102,294	8.19	—	105,337	8.94	—
Savings deposits	135,127	10.10	0.16	98,338	7.87	0.43	97,187	8.24	0.51
Money market accounts	350,228	26.17	0.45	347,250	27.81	0.94	270,583	22.94	1.66
Interest-bearing NOW accounts	323,295	24.15	0.15	295,720	23.68	0.49	284,583	24.13	0.77
Certificates of deposit	398,059	29.74	1.10	405,188	32.45	1.78	421,640	35.75	2.69

Total deposits	$1,338,404	100.00%		$1,248,790	100.00%		$1,179,330	100.00%

The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2011.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)

Certificates of deposit less than $100,000	$56,858	$56,122	$65,826	$66,591	$245,397
Certificates of deposit of $100,000 or more	27,698	32,074	26,248	32,994	119,014

Total certificates of deposit	$84,556	$88,196	$92,074	$99,585	$364,411

Borrowings. Our borrowings consist primarily of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Balance at end of year	$9,322	$23,749	$50,784
Average balance during year	12,758	37,653	101,785
Maximum outstanding at any month end	15,550	50,384	141,970
Weighted average interest rate at end of year	1.13%	2.00%	2.44%
Average interest rate during year	1.74%	2.27%	2.02%

At December 31, 2011, we had the capacity to borrow an additional $224.1 million under our credit facilities with the FHLBC. Furthermore, we had unpledged securities that could be used to support in excess of $50.8 million of additional FHLBC borrowings.

At December 31, 2011, we had a line of credit with the Federal Reserve Bank of Chicago. At December 31, 2011, there were no outstanding federal funds borrowings and there was no outstanding balance on the line of credit.

Statement of Operating Results for the Years Ended December 31, 2011, 2010 and 2009

Net Income

Comparison of Year 2011 to 2010. We recorded a net loss of $48.7 million for the year ended December 31, 2011, compared to a net loss of $4.3 million for 2010. The net loss for 2011 was primarily due to the recording of a goodwill impairment expense of $23.9 million, a $22.6 million valuation allowance for deferred tax assets, a $22.7 million provision for loan losses and $10.8 million of expense for nonperforming asset management and operations of other real estate owned. The net loss in 2010 was due in substantial part to our recording a $12.1 million provision for loan losses, $7.3 million for nonperforming asset management expense and operations of other real estate owned combined with a $1.8 million decrease in net interest income. Our loss per share of common stock for year ended December 31, 2011 was $2.46 per share, compared to $0.22 per share for the year ended December 31, 2010.

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

Net Interest Income

Comparison of Year 2011 to 2010. Net interest income increased by $11.0 million, or 21.3%, to $62.8 million for the year ended December 31, 2011, from $51.8 million for the year ended December 31, 2010. Our net interest rate spread increased 73 basis points to 4.09% for the year ended December 31, 2011, compared to 3.36% for the year ended December 31, 2010. Our net interest margin increased by 63 basis points to 4.20% for the year ended December 31, 2011, from 3.57% for the year ended December 31, 2010. Our average interest-earning assets increased $44.8 million to $1.496 billion for the year ended 2011, from $1.451 billion for the year ended December 31, 2010, and our average interest-bearing liabilities increased $35.3 million to $1.219 billion in 2011, from $1.184 billion in 2010. The increases in the average interest-earning assets and average interest-bearing liabilities were impacted by our acquisition in March 2011 of Downers Grove National Bank and a portfolio of performing Chicago area multi-family loans.

Interest income increased by $4.8 million, or 7.3%, to $69.7 million for the year ended December 31, 2011, from $64.9 million for the year ended December 31, 2010. The increase in interest income reflected a 19 basis point increase in the average yield on interest earning assets to 4.66% for the year ended December 31, 2011, compared to 4.47% for the year ended December 31, 2010, and an increase in average interest-earning assets of $44.8 million.

Interest income on loans, the most significant portion of interest income, increased by $5.8 million, or 9.5%, to $66.7 million for the year ended December 31, 2011, from $60.9 million for the year ended December 31, 2010. The average yield on loans decreased five basis points to 5.29% for the year ended December 31, 2011, from 5.34% for the year ended December 31, 2010. Interest income on loans and the average yield on loans were significantly impacted by the $118.1 million of loans acquired in the Downers Grove National Bank transaction and our purchase of $152.1 million of performing Chicago area multi-family loans. Average loans receivable increased $120.8 million to $1.262 billion for the year ended December 31, 2011, from $1.141 billion for the year ended December 31, 2010.

Interest income on securities decreased $823,000, or 23.6%, to $2.7 million for the year ended December 31, 2011, from $3.5 million for the year ended December 31, 2010. The decrease in interest income on securities was due in substantial part to a 154 basis point decrease in the average yield on securities to 2.51% for the year ended December 31, 2011, from 4.05% for the year ended December 31, 2010. This decrease was partially offset by a $20.0 million, or 23.3%, increase in the average balance of securities to $106.1 million for the year ended December 31, 2011, from $86.0 million for the year ended December 31, 2010.

We received a dividend of $16,000 from the FHLBC on its common stock in 2011; no dividend was paid in 2010.

Interest income on interest-bearing deposits in other financial institutions decreased $201,000 to $321,000 for the year ended December 31, 2011, from $522,000 for the year ended December 31, 2010. The decrease was primarily due to a $96.7 million decrease in the average balance of our interest bearing deposits in other financial institutions to $112.1 million for the year ended December 31, 2011, from $208.7 million for the year ended December 31, 2010. The average yield on our interest-bearing deposits in other financial institutions increased four basis points to 0.29% for the year ended December 31, 2011, from 0.25% for the year ended December 31, 2010.

Interest expense decreased by $6.3 million, or 47.6%, to $6.9 million for the year ended December 31, 2011, from $13.2 million for the year ended December 31, 2010, reflecting a decrease in both interest expense on deposits and interest expense on borrowings.

Interest expense on deposits decreased by $5.6 million, or 45.7%, to $6.7 million for the year ended December 31, 2011, from $12.3 million for the year ended December 31, 2010. The decrease in interest expense on deposits was primarily due to a 53 basis point decrease in the average rates paid on deposits, which was partially offset by a $60.2 million, or 5.3%, net increase in the average balance of deposits. The average cost of deposits was 0.55% for the year ended December 31, 2011, compared to 1.08% for the year ended December 31, 2010. The average rate paid on savings accounts decreased 27 basis points to 0.16% from 0.43%. On a year over year basis, the average cost of money market accounts decreased 49 basis points to 0.45%, from 0.94%, the average cost of NOW accounts decreased 34 basis points to 0.15%, from 0.49%, and the average cost of certificates of deposit decreased 68 basis points to 1.10% from 1.78%. The average balance of savings accounts increased $36.8 million, or 37.4%, the average balance of NOW accounts increased $27.6 million, or 9.3%, and the average balance of money market accounts increased $3.0 million, or 0.9%, for the year ended December 31, 2011. These increases were partially offset by a decrease in the average balances of certificates of deposit of $7.1 million, or 1.8% for the year ended December 31, 2011.

Interest expense on borrowings decreased by $631,000, or 74.0%, to $222,000 for the year ended December 31, 2011, from $853,000 for the year ended December 31, 2010. This decrease was due to a decrease in the average balance of borrowings of $24.9 million, or 66.1%, to $12.8 million at December 31, 2011, from $37.7 million at December 31, 2010, and a 53 basis point decrease in the average cost of borrowings to 1.74% for the year ended December 31, 2011, from 2.27% for the year ended December 31, 2010.

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

	Years Ended December 31,
	2011			2010			2009
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)

Interest-earning Assets:
Loans	$1,261,704	$66,706	5.29%	$1,140,865	$60,926	5.34%	$1,271,024	$69,170	5.44%
Securities	106,060	2,665	2.51	86,032	3,488	4.05	112,645	4,816	4.28
Stock in FHLBC	16,243	16	0.10	15,598	—	—	15,598	—	—
Other	112,063	321	0.29	208,742	522	0.25	52,032	123	0.24

Total interest-earning assets	1,496,070	69,708	4.66	1,451,237	64,936	4.47	1,451,299	74,109	5.11

Noninterest-earning assets	125,937			111,314			115,876

Total assets	$1,622,007			$1,562,551			$1,567,175

Interest-bearing Liabilities:
Savings deposits	$135,127	211	0.16	$98,338	421	0.43	$97,187	495	0.51
Money market accounts	350,228	1,593	0.45	347,250	3,252	0.94	270,583	4,503	1.66
NOW accounts	323,295	500	0.15	295,720	1,441	0.49	284,583	2,178	0.77
Certificates of deposit	398,059	4,389	1.10	405,188	7,219	1.78	421,640	11,325	2.69

Total deposits	1,206,709	6,693	0.55	1,146,496	12,333	1.08	1,073,993	18,501	1.72
Borrowings	12,758	222	1.74	37,653	853	2.27	101,785	2,056	2.02

Total interest-bearing liabilities	1,219,467	6,915	0.57	1,184,149	13,186	1.11	1,175,778	20,557	1.75

Noninterest-bearing deposits	131,695			102,294			105,337
Noninterest-bearing liabilities	20,695			14,003			19,288

Total liabilities	1,371,857			1,300,446			1,300,403
Equity	250,150			262,105			266,772

Total liabilities and equity	$1,622,007			$1,562,551			$1,567,175

Net interest income		$62,793			$51,750			$53,552

Net interest rate spread (1)			4.09%			3.36%			3.36%
Net interest-earning assets (2)	$276,603			$267,088			$275,521

Net interest margin (3)			4.20%			3.57%			3.69%

Ratio of interest-earning assets to interest-bearing liabilities	122.68%			122.56%			123.43%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$6,359	$(579)	$5,780	$(6,989)	$(1,255)	$(8,244)
Securities	694	(1,517)	(823)	(1,082)	(246)	(1,328)
Stock in FHLBC	—	16	16	—	—	—
Other	(274)	73	(201)	394	5	399

Total interest-earning assets	6,779	(2,007)	4,772	(7,677)	(1,496)	(9,173)

Interest-bearing liabilities:
Savings deposits	120	(330)	(210)	6	(80)	(74)
Money market accounts	28	(1,687)	(1,659)	1,045	(2,296)	(1,251)
NOW accounts	127	(1,068)	(941)	83	(820)	(737)
Certificates of deposit	(125)	(2,705)	(2,830)	(425)	(3,681)	(4,106)
Borrowings	(466)	(165)	(631)	(1,431)	228	(1,203)

Total interest-bearing liabilities	(316)	(5,955)	(6,271)	(722)	(6,649)	(7,371)

Change in net interest income	$7,095	$3,948	$11,043	$(6,955)	$5,153	$(1,802)

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

Comparison of Year 2011 to 2010. We recorded a provision for loan losses of $22.7 million for the year ended December 31, 2011, compared to $12.1 million for the year ended December 31, 2010. The 2011 provision for loan losses reflects the combined impact of a $5.5 million increase in the portion of the specific allowance for loan losses that we allocate to impaired loans, $13.2 million in net charge-offs and a $4.0 million increase in the general component of the allowance for loan losses.

Net loan charge-offs for 2011 were $13.2 million, or 1.04% of average loans, compared to $8.5 million, or 0.75% of average loans, in 2010. Our allowance for loan losses was $31.7 million, or 2.52% of total loans, at December 31, 2011, compared to $22.2 million, or 2.07% of total loans, at December 31, 2010. The allowance for loan losses represented 41.2% of nonperforming loans at December 31, 2011. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for each reporting period.

Comparison of Year 2010 to 2009. We recorded a provision for loan losses of $12.1 million for the year ended December 31, 2010, compared to $8.8 million for the year ended December 31, 2009. The 2010 provision for loan losses reflects the combined impact of a $4.4 million increase in the specific portion of the allowance for loan losses that we allocate to impaired loans and $8.5 million in net charge-offs, which were partially offset by a $794,000 decrease in the general portion of the allowance for loan losses.

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

Noninterest Income

	Years Ended December 31,			Change
	2011	2010	2009	2011/2010	2010/2009
	(Dollars in thousands)

Noninterest Income:
Deposit service charges and fees	$2,667	$3,020	$3,363	$(353)	$(343)
Other fee income	1,598	1,868	1,816	(270)	52
Insurance commissions and annuities income	659	775	715	(116)	60
Gain on sale of loans, net	340	501	699	(161)	(198)
Gain (loss) on sales of securities	—	31	(988)	(31)	1,019
Loss on disposition of premises and equipment	(19)	(19)	(40)	—	21
Loan servicing fees	538	604	653	(66)	(49)
Amortization of servicing assets	(252)	(549)	(482)	297	(67)
Recovery (impairment) of servicing assets	(15)	74	36	(89)	38
Earnings (loss) on bank owned life insurance	626	430	(20)	196	450
Trust income	676	44	49	632	(6)
Other	499	349	1,438	150	(1,088)

Total noninterest income	$7,317	$7,128	$7,239	$189	$(111)

Comparison of Year 2011 to 2010. Our noninterest income increased by $189,000 to $7.3 million for the year ended December 31, 2011, from $7.1 million for the year ended December 31, 2010. Our noninterest income for 2011 included trust department income of $676,000 compared to $44,000 for 2010, due to the operation of the trust department acquired in the Downers Grove National Bank transaction on March 18, 2011.

Additional factors affecting the change in noninterest income included a $353,000, or 11.7%, decrease in deposit service charges and fees to $2.7 million, from $3.0 million for 2010. Income from insurance commissions and annuities decreased $116,000, or 15.0%, to $659,000 for the year ended December 31, 2011, compared to $775,000 for 2010. Gains on the sale of loans decreased by $161,000, or 32.1%, to $340,000, compared to $501,000 for 2010. Loan servicing fees decreased $66,000, or 10.9%, to $538,000 for the year ended December 31, 2011, from $604,000 for 2010. Mortgage servicing rights amortization expense decreased $297,000 or 54.1%, to $252,000 for the year ended December 31, 2011, compared to $549,000 for 2010. Bank-owned life insurance produced earnings of $626,000 for 2011, an increase of 45.6%, compared to a $430,000 for 2010.

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

Noninterest Expense

	Years Ended December 31,			Change
	2011	2010	2009	2011/2010	2010/2009
	(Dollars in thousands)

Noninterest Expense:
Compensation and benefits	$26,027	$26,339	$29,046	$(312)	$(2,707)
Office occupancy and equipment	7,319	6,380	6,845	939	(465)
Advertising and public relations	890	1,277	1,321	(387)	(44)
Information technology	4,182	3,733	3,637	449	96
Supplies, telephone and postage	1,698	1,596	1,819	102	(223)
Amortization of intangibles	1,689	1,595	1,690	94	(95)
Nonperforming asset management	4,431	3,342	770	1,089	2,572
Loss on sale other real estate owned	15	415	82	(400)	333
Operations of other real estate owned	2,350	1,165	309	1,185	856
Write down other real estate owned	3,970	2,392	882	1,578	1,510
Loss on impairment of securities	—	—	401	—	(401)
FDIC insurance premiums	1,441	2,126	2,225	(685)	(99)
Acquisition costs	1,761	81	—	1,680	81
Goodwill impairment	23,862	—	—	23,862	—
Other	4,073	3,408	3,704	665	(296)

Total noninterest expense	$83,708	$53,849	$52,731	$29,859	$1,118

Comparison of Year 2011 to 2010. For the year ended December 31, 2011, noninterest expense increased by $29.9 million, or 55.4%, to $83.7 million, from $53.8 million for 2010. The increase was primarily due to the recording of a $23.9 million goodwill impairment expense in 2011, increased nonperforming asset management and OREO operations expenses, and expenses recorded in connection with acquisitions. Compensation and benefits expense remained flat at approximately $26 million. Stock-based compensation expense decreased $2.1 million because the majority of stock awards fully vested in December 2010. The decrease in stock-based compensation expense was partially offset by residual transitional staffing expenses relating to the Downers Grove National Bank acquisition and the additional staffing that was required for the trust department and the two branch offices that were acquired in the transaction. Office occupancy and equipment expense increased $939,000, or 14.7%, to $7.3 million, compared to $6.4 million for 2010, due in substantial part to the Downers Grove National Bank acquisition. Noninterest expense for 2011 included $4.4 million of nonperforming asset management expenses, compared to $3.3 million for 2010, and $6.3 million of expense for operations of other real estate owned, including asset write-downs and gain or loss on disposition, compared to $3.6 million for 2010. Expense for operations of other real estate owned included asset write–downs, and gains and losses on disposition. Acquisition expenses reflected a $1.4 million expense relating to the acquisition of Downers Grove National Bank, including $518,000 for data processing contracts and operational expenses and $675,000 contract and severance payments, and a $396,000 expense relating to our Chicago area multi-family loan purchase from Citibank.

Comparison of Year 2010 to 2009. For the year ended December 31, 2010, noninterest expense increased by $1.1 million, or 2.1%, to $53.8 million, from $52.7 million for the year ended December 31, 2009. Noninterest expense for 2010 included $7.3 million in expenses for nonperforming asset management and operations of other real estate owned. Noninterest expense for 2009 included a $401,000 pre-tax impairment loss that we recorded on our holdings of Freddie Mac preferred stocks. Additional factors affecting the change in noninterest expense from year-to-year included a $2.7 million, or 9.3%, decrease in compensation expense to $26.3 million for the year ended December 31, 2010, from $29.0 million for the year ended December 31, 2009. The decrease was due in part to a decrease of 44 full-time equivalent employees from 372 in 2009 to 328 in 2010. Supplies, telephone and postage expenses decreased $223,000, or 12.3%, to $1.6 million, and intangible amortization expense decreased by $95,000. Net expenses for nonperforming asset management for 2010 included legal expenses of $876,000, receiver fees of $372,000, and real estate taxes and insurance of $1.9 million. Net expenses for operations of other real estate owned totaled $3.6 million for 2010, compared to $1.3 million for the same period in 2009. Net expenses for operations of other real estate owned included $2.4 million in write-downs on OREO and $415,000 of losses upon sale of OREO.

Income Taxes

Comparison of Year 2011 to 2010. For the year ended December 31, 2011, we recorded an income tax expense of $12.4 million for the year ended December 31, 2011, compared to an income tax benefit of $2.7 million for 2010. The recognition of the $12.4 million income tax expense for 2011 resulted from a non-cash charge of $22.6 million for the establishment of a full valuation allowance for our deferred tax assets. The effective tax rate was 38.94% for the year ended December 31, 2010. The effective tax rate for the year ended December 31, 2011 is not meaningful due to the size of our operating loss relative to the income expense resulting from the valuation allowance.

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

Impact of Inflation and Changing Prices

The Company’s consolidated financial statements and the related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation, if any, is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

Quantitative Analysis. The following table sets forth, as of December 31, 2011, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase in NPV		Increase in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
+400	$40,131	20.56%	$14,188	23.28%
+300	35,894	18.39	10,786	17.70
+200	30,895	15.83	7,187	11.79
+100	24,448	12.53	3,584	5.88
0	—	—	—	—

The Company has opted not to include an estimate for a decrease in rates at December 31, 2011 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at December 31, 2011, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 15.83% increase in NPV and a $7.2 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment of one-to-four family residential mortgage loans, multi-family mortgage, nonresidential real estate, commercial leases, construction and land, and commercial loans and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2011, 2010 and 2009, our loans originated for investment totaled $573.2 million, $676.4 million, and $796.3 million, respectively. Purchases of loans totaled $154.2 million, $2.7 million, and $19.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Purchases of securities totaled $37.6 million and $50.5 million for the years ended December 31, 2011 and 2010, respectively. There were no purchases of securities in 2009.

These activities were funded primarily by principal repayments on loans and securities, and the sale of loans and securities. During the years ended December 31, 2011, 2010 and 2009, principal repayments on loans totaled $632.9 million, $817.4 million, and $852.1 million, respectively. During the years ended December 31, 2011, 2010 and 2009, principal repayments on securities totaled $30.7 million, $30.1 million, and $22.7 million, respectively. During the years ended December 31, 2011, 2010 and 2009, proceeds from maturities and sales of securities totaled $43.8 million, $1.8 million, and $2.8 million, respectively. During the years ended December 31, 2011, 2010 and 2009, the proceeds from the sale of loans totaled $17.6 million, $17.5 million, and $42.4 million, respectively.

Loan origination commitments totaled $15.8 million at December 31, 2011, and consisted of $13.5 million of fixed-rate loans and $2.3 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers totaled $116.5 million and $1.8 million, respectively, at December 31, 2011. At December 31, 2011, commitments to sell mortgages totaled $4.1 million.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other terms and conditions on deposit products offered by our banking competitors, and other factors. We had a net deposit increase of $97.2 million, $2.0 million, and $163.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. At times during recent periods, we have not actively competed for higher cost deposit accounts, including certificates of deposit, choosing instead to fund loan growth from the loan and lease repayments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2011 totaled $264.8 million. Based upon prior experience and our current pricing strategy, we believe that we will retain a significant portion of these deposits upon their maturities.

We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances, of which $3.0 million were outstanding at December 31, 2011. At December 31, 2011 we had the ability to borrow an additional $224.1 million under our credit facilities with the FHLBC. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $50.8 million. Finally, at December 31, 2011 we had a line of credit available with the Federal Reserve Bank of Chicago. At December 31, 2011, there was no outstanding balance on these credit lines.

We minimize the funds required to originate one-to-four family residential mortgage loans in two ways. We sell in the secondary market virtually all of our eligible fixed-rate one-to-four family residential mortgage loans.

Liquidity Management - Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $11.9 million of cash and cash equivalents and periodic cash dividends from the Bank.

The Dodd–Frank Act, which was signed by the President on July 21, 2010, provided for the transfer of the authority for regulating and supervising federal savings banks from the OTS to the OCC, and the authority for regulating and supervising savings and loan holding companies and their non–depository subsidiaries from the OTS to the FRB. The transfer occurred on July 21, 2011.

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

Supervisory Letter SR 09-4 also applies to share repurchases and sets forth similar guidelines pertaining to share repurchases. During 2011, we used $4.6 million of existing cash and cash equivalents to pay cash dividends to our stockholders.

As of December 31, 2011, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of December 31, 2011, we had no other material commitments for capital expenditures.

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

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the OCC that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

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

At year-end, actual capital ratios and minimum required ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions

December 31, 2011 (1)
Total capital (to risk-weighted assets)	14.73%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	13.47	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	10.50	4.00	5.00

December 31, 2010 (1)
Total capital (to risk-weighted assets)	18.38%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	17.20	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.48	4.00	5.00

(1)	Capital calculations for December 31, 2011 were made in accordance with OCC guidance, compared to the December 31, 2010 calculation in accordance with the OTS guidance.

See Note 11 - “Regulatory Matters” in our Consolidated Financial Statements for a reconciliation of the Bank’s equity under GAAP to regulatory capital.

As of December 31, 2011, the Bank as well capitalized under the OCC regulatory framework for prompt corrective action. As of December 31, 2010, the Bank as well capitalized under the OTS regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s capitalization category.

Capital Management - Company. On June 23, 2005, the Company completed its mutual-to-stock conversion and sold 24,466,250 shares of common stock in a subscription offering at $10.00 per share and raised $240.3 million in offering proceeds, net of offering expenses. The Company contributed $120.9 million of the net proceeds to the Bank, paid off $30 million of term borrowings, loaned $19.6 million to our ESOP and retained the remaining net proceeds of $72 million. Subsequent to the mutual-to-stock conversion, the Bank declared aggregate dividends of $60.0 million to the Company. During this period the Company paid dividends totaling $33.7 million and expended $64.6 million for share repurchases.

Total stockholders’ equity was $199.9 million at December 31, 2011, compared to $253.3 million at December 31, 2010. The decrease in total stockholders’ equity was primarily due to the combined impact of our $48.7 million net loss, our declaration and payment of cash dividends totaling $4.6 million, and a $689,000 decrease in accumulated other comprehensive income during the year ended December 31, 2011. The unallocated shares of common stock that our ESOP owns were reflected as a $13.2 million reduction to stockholders’ equity at December 31, 2011, compared to a $14.2 million reduction to stockholders’ equity at December 31, 2010.

Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management’s discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The repurchase authorization will expire on May 15, 2012, unless extended by the Board of Directors. As of December 31, 2011, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that have been authorized for repurchase. Federal Reserve Board Supervisory Letter SR 09-4 provides that holding companies experiencing financial weaknesses such as operating losses should consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock. The Company has not initiated discussions with the Federal Reserve supervisory staff with respect to common stock repurchases, and has no plans to initiate such discussions in the immediate future. Due to the Company’s operating loss in 2011, the Company will not undertake any further share repurchases without engaging in discussions with the Federal Reserve supervisory staff.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans that we make. Although we consider commitments to extend credit in determining our allowance for loan losses, at December 31, 2011, we had made no provision for losses on commitments to extend credit, and had no specific or general allowance for losses on such commitments, as we have had no historical loss experience with commitments to extend credit and we believed that no probable and reasonably estimable losses were inherent in our portfolio as a result of our commitments to extend credit. For additional information, see Note 14 - “Loan Commitments and Other Off-Balance Sheet Activities” in our Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)

Certificates of deposit	$264,826	$81,582	$18,003	$–	$364,411
Borrowings	–	3,000	–	–	3,000
Standby letters of credit	1,760	55	–	–	1,815
Operating leases	477	935	873	6,508	8,793

Total	$267,063	$85,572	$18,876	$6,508	$378,019

Commitments to extend credit	$132,292	$—	$—	$—	$132,292

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2011, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated statements of financial condition of BankFinancial Corporation (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankFinancial Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Oak Brook, Illinois

March 13, 2012

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2011 and 2010

(In thousands, except share and per share data)

	December 31,	December 31,
	2011	2010
ASSETS
Cash and due from other financial institutions	$24,247	$18,097
Interest-bearing deposits in other financial institutions	96,457	202,713

Cash and cash equivalents	120,704	220,810
Securities, at fair value	92,832	120,747
Loans held-for-sale	1,918	2,716
Loans receivable, net of allowance for loan losses:
December 31, 2011, $31,726 and December 31, 2010, $22,180	1,227,391	1,050,766
Other real estate owned and other real estate owned in process	22,480	14,622
Stock in Federal Home Loan Bank, at cost	16,346	15,598
Premises and equipment, net	39,155	32,495
Accrued interest receivable	5,573	5,390
Goodwill	—	22,566
Core deposit intangible	3,671	2,700
Bank owned life insurance	21,207	20,581
FDIC prepaid expense	4,351	4,845
Income tax receivable	1,780	1,749
Deferred taxes, net	—	9,333
Other assets	6,167	5,737

Total assets	$1,563,575	$1,530,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	1,332,552	1,235,377
Borrowings	9,322	23,749
Advance payments by borrowers taxes and insurance	10,976	7,325
Accrued interest payable and other liabilities	10,868	10,919

Total liabilities	1,363,718	1,277,370

Commitments and contingent liabilities
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,072,966 shares issued at December 31, 2011and 2010	211	211
Additional paid-in capital	193,801	194,186
Retained earnings	17,946	71,278
Unearned Employee Stock Ownership Plan shares	(13,212)	(14,190)
Accumulated other comprehensive income	1,111	1,800

Total stockholders’ equity	199,857	253,285

Total liabilities and stockholders’ equity	$1,563,575	$1,530,655

See accompanying notes to cosolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2011, 2010, and 2009

(In thousands, except per share data)

	2011	2010	2009
Interest and dividend income
Loans, including fees	$66,706	$60,926	$69,170
Securities	2,665	3,488	4,816
Other	337	522	123

Total interest income	69,708	64,936	74,109

Interest expense
Deposits	6,693	12,333	18,501
Borrowings	222	853	2,056

Total interest expense	6,915	13,186	20,557

Net interest income	62,793	51,750	53,552
Provision for loan losses	22,723	12,083	8,811

Net interest income after provision for loan losses	40,070	39,667	44,741

Noninterest income
Deposit service charges and fees	2,667	3,020	3,363
Other fee income	1,598	1,868	1,816
Insurance commissions and annuities income	659	775	715
Gain on sale of loans, net	340	501	699
Gain (loss) on sale of securities	—	31	(988)
Loss on disposition of premises and equipment, net	(19)	(19)	(40)
Loan servicing fees	538	604	653
Amortization and impairment of servicing assets	(267)	(475)	(446)
Earnings (loss) on bank owned life insurance	626	430	(20)
Trust	676	44	49
Other	499	349	1,438

Total noninterest income	7,317	7,128	7,239

Noninterest expense
Compensation and benefits	26,027	26,339	29,046
Office occupancy and equipment	7,319	6,380	6,845
Advertising and public relations	890	1,277	1,321
Information technology	4,182	3,733	3,637
Supplies, telephone, and postage	1,698	1,596	1,819
Amortization of intangibles	1,689	1,595	1,690
Nonperforming asset management	4,431	3,342	770
Loss on sale of other real estate owned	15	415	82
Operations of other real estate owned	6,320	3,557	1,191
Loss on impairment of securities	—	—	401
FDIC insurance premiums	1,441	2,126	2,225
Acquisition costs	1,761	81	—
Goodwill impairment	23,862	—	—
Other	4,073	3,408	3,704

Total noninterest expense	83,708	53,849	52,731

Loss before income taxes	(36,321)	(7,054)	(751)

Income tax expense (benefit)	12,375	(2,747)	(13)

Net loss	$(48,696)	$(4,307)	$(738)

Basic loss per common share	$(2.46)	$(0.22)	$(0.04)

Diluted loss per common share	$(2.46)	$(0.22)	$(0.04)

Weighted average common shares outstanding	19,770,023	19,664,109	19,698,074
Diluted weighted average common shares outstanding	19,770,023	19,664,109	19,698,074

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2011, 2010, and 2009

(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at January 1, 2009	$217	$195,119	$88,279	$(16,148)	$(676)	$266,791
Comprehensive income:
Net loss	—	—	(738)	—	—	(738)	$(738)
Change in other comprehensive income, net of tax effects	—	—	—	—	2,526	2,526	2,526

Total comprehensive income							$1,788

Purchase and retirement of common stock (277,000 shares)	(3)	(2,488)	—	—	—	(2,491)
Nonvested stock awards-stock-based compensation expense	—	2,556	—	—	—	2,556
Cash dividends declared on common stock ($0.28 per share)	—	—	(6,010)	—	—	(6,010)
ESOP shares earned	—	(10)	—	979	—	969

Balance at December 31, 2009	$214	$195,177	$81,531	$(15,169)	$1,850	$263,603
Comprehensive loss:
Net loss	—	—	(4,307)	—	—	(4,307)	$(4,307)
Change in other comprehensive loss, net of tax effects	—	—	—	—	(50)	(50)	(50)

Total comprehensive loss							$(4,357)

Purchase and retirement of common stock 356,411 shares)	(3)	(3,121)	—	—	—	(3,124)
Nonvested stock awards-stock-based compensation expense	—	2,155	—	—	—	2,155
Cash dividends declared on common stock ($0.28 per share)	—	—	(5,946)	—	—	(5,946)
ESOP shares earned	—	(25)	—	979	—	954

Balance at December 31, 2010	$211	$194,186	$71,278	$(14,190)	$1,800	$253,285

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2011, 2010, and 2009

(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen- sive Income (Loss)	Total	Compre- hensive Loss
Balance at December 31, 2010	$211	$194,186	$71,278	$(14,190)	$1,800	$253,285
Comprehensive loss
Net loss	—	—	(48,696)	—	—	(48,696)	$(48,696)
Change in other comprehensive loss, net of tax effects	—	—	—	—	(689)	(689)	(689)

Total comprehensive loss							$(49,385)

Nonvested stock awards-stock-based compensation expense	—	53	—	—	—	53
Cash dividends declared on common stock ($0.22 per share)	—	—	(4,636)	—	—	(4,636)
ESOP shares earned	—	(438)	—	978	—	540

Balance at December 31, 2011	$211	$193,801	$17,946	$(13,212)	$1,111	$199,857

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010, and 2009

(In thousands)

	2011	2010	2009

Cash flows from operating activities
Net loss	$(48,696)	$(4,307)	$(738)
Adjustments to reconcile to net loss to net cash from operating activities
Provision for loan losses	22,723	12,083	8,811
Goodwill impairment	23,862	—	—
ESOP shares earned	540	954	969
Stock–based compensation expense	53	2,155	2,556
Depreciation and amortization	4,559	4,449	4,331
Amortization of premiums and discounts on securities and loans	(1,290)	(21)	(59)
Amortization of core deposit and other intangible assets	1,689	1,588	1,676
Amortization and impairment of servicing assets	267	475	446
Net change in net deferred loan origination costs	469	324	211
Net loss on sale of other real estate owned	15	415	82
Net gain on sale of loans	(340)	(501)	(699)
Net loss (gain) on sale of securities	—	(31)	988
Loss on impairment of securities	—	—	401
Net loss disposition of premises and equipment	19	19	40
Loans originated for sale	(16,466)	(19,666)	(40,795)
Proceeds from sale of loans	17,604	17,451	42,366
Net change in:
Deferred income tax	12,419	(2,742)	8,854
Accrued interest receivable	172	721	621
Loss (earnings) on bank owned life insurance	(626)	(430)	20
Other assets	3,900	12,151	(17,271)
Accrued interest payable and other liabilities	(894)	(210)	1,455

Net cash from operating activities	19,979	24,877	14,265

Cash flows from investing activities
Securities
Proceeds from sales	9,677	31	967
Proceeds from maturities	34,101	1,730	1,872
Proceeds from principal repayments	30,692	30,075	22,718
Purchases of securities	(37,557)	(50,489)	—
Loans receivable
Principal payments on loans receivable	632,918	817,376	852,140
Purchases of loans	(154,174)	(2,738)	(19,423)
Originated for investment	(573,185)	(676,424)	(796,324)
Proceeds of redemption of Federal Reserve Bank stock	155	—	—
Proceeds from sale of other real estate owned	9,074	4,091	331
Purchase of premises and equipment, net	(2,370)	(1,067)	(3,098)
Cash acquired in acquisition	61,619	—	—

Net cash from investing activities	10,950	122,585	59,183

(Continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010, and 2009

(In thousands)

	2011	2010	2009

Cash flows from financing activities
Net change in deposits	$(115,589)	$1,982	$163,540
Net change in advance payments by borrowers for taxes and insurance	3,617	(727)	(52)
Net change in borrowings	(14,427)	(27,035)	(149,566)
Repurchase and retirement of common stock	—	(3,124)	(2,491)
Cash dividends paid on common stock	(4,636)	(5,946)	(6,010)

Net cash from financing activities	(131,035)	(34,850)	5,421

Net change in cash and cash equivalents	(100,106)	112,612	78,869

Beginning cash and cash equivalents	220,810	108,198	29,329

Ending cash and cash equivalents	$120,704	$220,810	$108,198

Supplemental disclosures of cash flow information:
Interest paid	$6,849	$13,575	$20,767
Income taxes paid	3	1,300	1,500
Income taxes refunded	761	11,291	—
Loans transferred to other real estate owned and in process	14,132	17,437	5,990

Supplemental disclosures of noncash investing activities – Acquisition:
Noncash assets acquired:
Securities	$10,177	$—	$—
Loans receivable	118,147	—	—
Other real estate owned	6,965	—	—
Stock in Federal Home Loan Bank and Federal Reserve Bank	903	—	—
Goodwill	1,296	—	—
Premises and equipment, net	7,442	—	—
Accrued interest receivable	355	—	—
Core deposit intangible	2,660	—	—
FDIC prepaid expense	774	—	—
Income tax receivable	774	—	—
Deferred taxes, net	2,662	—	—
Other assets	42	—	—

Total noncash items acquired	152,197	—	—

Liabilities assumed:
Deposits	212,939	—	—
Advance payments by borrowers taxes and insurance	34	—	—
Accrued interest payable and other liabilities	843	—	—

Total liabilities assumed	213,816	—	—

Cash and cash equivalents acquired	$61,619	$—	$—

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

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, mortgage servicing rights, deferred tax assets, goodwill, other intangible assets, stock-based compensation, impairment of securities and fair value of financial instruments are particularly subject to change and the effect of such change could be material to the financial statements.

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

The loss ratio used in computing the required general loan loss reserve allowance for a given class of loan consists of (i) the actual loss ratio (measured on a rolling twelve-quarter basis), (ii) the change in credit quality within the specific loan class during the period, (iii) the actual inherent risk factor assigned to the specific loan class and (iv) the actual concentration of risk factor assigned to the specific loan class (collectively, “the Specific Loan Class Factors”). The Specific Loan Class Risk Factors are weighted equally in the calculation. In addition, two additional quantitative factors, the National Economic risk factor and the Local Economic risk factor, are also components of the computation but are given different weightings in their computation due to their relative applicability to the specific loan class in the context of the effect of national and local economic conditions on their risk profile and performance.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following summarizes the applicable weightings for the quantitative economic factors evaluated with respect to the general allowance for loan losses for each loan class:

	National Economic Risk Factor	Local Economic Risk Factor
One-to-four family residential real estate loans	10%	20%
One-to-four family residential real estate loans – non-owner occupied	10	50
Multi-family mortgage loans	10	30
Wholesale commercial lending	50	10
Nonresidential real estate loans	10	25
Construction loans	10	25
Land loans	10	25
Commercial loans:
Secured	20	30
Unsecured	20	30
Municipal loans	10	10
Warehouse lines	10	10
Health care	10	10
Other	20	30
Commercial leases:
Investment rated commercial leases	25	N/A
Below investment grade	75	N/A
Non-rated	50	N/A
Lease pools	35	N/A
Consumer loans	10	20

Mortgage Servicing Rights: Mortgage servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value and gains on sales of loans are recorded in the statement of operations. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the servicing cost per loan, the discount rate, the escrow float rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Real Estate Owned and Other Real Estate Owned in Process: Real estate properties acquired in collection of a loan are initially recorded at fair value less cost to sell at acquisition, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating expenses, gains and losses on disposition, and changes in the valuation allowance are reported in noninterest expense as operations of other real estate owned.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the Company’s only intangible asset with an indefinite life. The annual impairment analysis of goodwill includes identification of reporting units, the determination of the carrying value of each reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of each reporting unit. The Company identified one significant reporting unit—banking operations. The Company determined the fair value of our reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Our annual impairment analysis as of December 31, 2011, indicated that the step two analysis was necessary. Step two requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner that goodwill recognized in a business combination is determined. That is, the fair value of the reporting unit is allocated to all of the individual assets and liabilities of the reporting unit, including any unrecognized identifiable intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit is the price paid to acquire the reporting unit. The allocation process is only performed for purposes of testing goodwill for impairment, as the other assets and liabilities are not written up or written down, nor is any additional unrecognized identifiable intangible asset recorded as a part of this process. After step two, it was determined that the implied value of goodwill was less than the carrying amount, and the Company reduced the full carrying amount of goodwill with a charge to earnings.

Step one of our annual impairment analysis performed in 2010 and 2009 indicated that there was no impairment in our goodwill, as the fair value of the reporting unit exceeded the carrying amount.

Core deposit intangible assets (“CDI”), are recognized apart from goodwill at the time of acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, variables such as deposit servicing costs, attrition rates, and market discount rates are considered. CDI assets are amortized to expense over their useful lives.

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

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Under GAAP, a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future taxable income, applicable tax planning strategies, and assessments of current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods. Examples of negative evidence may include a cumulative loss in the current year and prior two years and negative general business and economic trends. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. At December 31, 2011 and December 31, 2010, the Company had a net deferred tax asset of $22.6 million and $9.3 million, respectively. At December 31, 2011, after considering both positive and negative evidence, the Company determined that a full valuation allowance for deferred tax assets was required.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, presuming that a tax examination will occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. At December 31, 2011 and 2010 the Company had unrecognized tax benefits of $233,000 and $176,000, respectively. The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State of Illinois. The Company is no longer subject to examination by the federal taxing authorities for years before 2007 and the Illinois taxing authorities for years before 2009.

Beginning in 2010 and 2009, the Bank became subject to income taxes in the States of Colorado and New Jersey, respectively, due to the physical presence of regional National Commercial Leasing bankers in these jurisdictions.

The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2011 and 2010, the Company has immaterial amounts accrued for potential interest and penalties.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements as of December 31, 2011.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank which is required to meet regulatory reserve and clearing requirements, based on a percentage of deposits.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

FASB ASU 2010–29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations” — ASU 2010–29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010–29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010. See Note 19 – Acquisitions.

FASB ASU 2011–2 Troubled Debt Restructurings. In April 2011, the FASB amended existing guidance and clarified when creditors such as banks should classify loan modifications as troubled debt restructurings. Banks will now need to consider all available evidence when evaluating whether a loan modification is a troubled debt restructuring. This new guidance could result in more loan modifications being classified as troubled debt restructurings, which could affect the allowance for loan losses and increase disclosures. This new guidance for identifying and disclosing troubled debt restructurings is effective for interim and annual periods beginning on or after September 15, 2011 and applies retrospectively to troubled debt restructurings occurring after the beginning of the year. See Note 4 to these Consolidated Financial Statements for the required disclosures.

FASB ASU 2010–28, “Intangibles – Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” — ASU 2010–28 affects all entities that have recognized a goodwill asset and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010–28 modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The guidance is effective for a public entity’s first annual period that ends on or after December 15, 2010. See Note 7 to these Consolidated Financial Statements for the required disclosures.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Newly Issued But Not Yet Effective Accounting Pronouncements

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of stockholder’s equity.

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

	Year Ended December 31,
	2011	2010	2009
Net loss available to common stockholders	$(48,696)	$(4,307)	$(738)

Average common shares outstanding	21,072,966	21,208,600	21,471,268
Less:
Unearned ESOP shares	(1,294,478)	(1,441,668)	(1,554,492)
Unvested restricted stock shares	(8,465)	(102,823)	(218,702)

Weighted average common shares outstanding	19,770,023	19,664,109	19,698,074

Basic loss per common share	$(2.46)	$(0.22)	$(0.04)

	Year Ended December 31,
	2011	2010	2009
Net loss available to common stockholders	$(48,696)	$(4,307)	$(738)

Weighted average common shares outstanding	19,770,023	19,664,109	19,698,074
Add - Net effect of dilutive stock options and unvested restricted stock	—	—	—

Weighted average dilutive common shares outstanding	19,770,023	19,664,109	19,698,074

Diluted loss per common share	$(2.46)	$(0.22)	$(0.04)

Number of antidilutive stock options excluded from the diluted earnings per share calculation	2,075,553	2,287,553	2,322,603
Weighted average exercise price of anti-dilutive option shares	$16.54	$16.52	$16.51

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011
Certificates of deposit	$30,448	$—	$—	$30,448
Municipal securities	515	36	—	551
Equity mutual fund	500	24	—	524
Mortgage-backed securities - residential	34,691	1,385	—	36,076
Collateralized mortgage obligations - residential	24,837	372	(23)	25,186
SBA-guaranteed loan participation certificates	47	—	—	47

	$91,038	$1,817	$(23)	$92,832

2010
Certificates of deposit	$27,766	$—	$—	$27,766
Municipal securities	675	34	—	709
Mortgage-backed securities - residential	41,034	1,427	(26)	42,435
Collateralized mortgage obligations - residential	48,262	1,477	(7)	49,732
SBA-guaranteed loan participation certificates	103	2	—	105

	$117,840	$2,940	$(33)	$120,747

Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at December 31, 2011 and 2010.

The amortized cost and fair values of securities at December 31, 2011 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2011
	Amortized Cost	Fair Value
Due in one year or less	$21,949	$21,954
Due after one year through five years	9,014	9,045

	30,963	30,999

Equity mutual fund	500	524
Mortgage-backed securities - residential	34,691	36,076
Collateralized mortgage obligations - residential	24,837	25,186
SBA-guaranteed loan participation certificates	47	47

Total	$91,038	$92,832

Investment securities available for sale with carrying amounts of $10.4 million and $13.0 million at December 31, 2011 and 2010, respectively, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES (continued)

Sales of securities were as follows:

	2011	2010	2009

Proceeds	$9,667	$31	$967
Gross gains	—	31	—
Gross losses	—	—	988

Securities with unrealized losses at December 31, 2011 and 2010 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2011
Collateralized mortgage obligations - residential	$—	$—	$2,134	$23	$2,134	$23

2010
Mortgage-backed securities - residential	$7,546	$26	$—	$—	$7,546	$26
Collateralized mortgage obligations - residential	5,102	7	—	—	5,102	7

Total	$12,648	$33	$—	$—	$12,648	$33

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

Collateralized mortgage obligations that the Company holds in its investment portfolio remained in an unrealized loss position at December 31, 2011, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell this security, and it is likely that the Company will not be required to sell the security before its anticipated recovery occurs.

During 2009 the Company held shares of Freddie Mac preferred stock in its investment portfolio. The securities experienced significant declines in fair value (as measured by quoted market prices for these securities) during the year ended December 31, 2009 due to a variety of market conditions and issuer-specific factors, including Freddie Mac’s conservatorship, its issuance of new shares of preferred stock that are senior to all previously issued preferred shares, and its suspension of dividends on all previously issued preferred shares. The Company evaluated these shares of Freddie Mac preferred stock for impairment, and concluded that the unrealized losses that existed at that date with respect to this series of Freddie Mac preferred stock constituted an other-than-temporary impairment under the current accounting guidance. Based on this conclusion, the Company recorded a pre-tax impairment loss of $401,000 for the year ended December 31, 2009. These securities were sold in the fourth quarter of 2009 and the Company recorded a pre-tax loss of $988,000 on the sale.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE

Loans receivable are as follows:

	2011	2010

One-to-four family residential real estate loans	$272,032	$256,300
Multi-family mortgage loans	423,615	296,916
Nonresidential real estate loans	311,641	281,987
Construction and land loans	19,852	18,398
Commercial loans	93,932	64,679
Commercial leases	134,990	151,107
Consumer loans	2,147	2,182

Total loans	1,258,209	1,071,569
Net deferred loan origination costs	908	1,377
Allowance for loan losses	(31,726)	(22,180)

Loans, net	$1,227,391	$1,050,766

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

Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. In general, loan amounts range between $250,000 and $3.0 million. Approximately 15% of the collateral is located outside of our primary market area; however, we do not have a concentration in any single market outside of our primary market territory. In underwriting multi-family mortgage loans, the Company consider a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 115% for loans below $400,000 and 120% for loans above $400,000), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family mortgage loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. Personal guarantees are usually obtained from multi-family mortgage borrowers.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The Company emphasizes nonresidential real estate loans with initial principal balances between $250,000 and $3.0 million. Substantially all of our nonresidential real estate loans are secured by properties located in our primary market area. The Company’s nonresidential real estate loans are generally written as three- or five-year adjustable-rate mortgages or mortgages with balloon maturities of three or five years. Amortization on these loans is typically based on 20- to 25-year schedules. The Company also originates some 15-year fixed-rate, fully amortizing loans.

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

The Company’s commercial leases are secured primarily by technology equipment, medical equipment, material handling equipment and other capital equipment. Lessees tend to be publicly-traded companies with investment-grade rated debt or companies that have not issued public debt and therefore do not have a public debt rating. The Company requires that a minimum of 50% of our commercial lessees have an investment grade public debt rating by Moody’s or Standard & Poors, or the equivalent. Commercial leases to these entities have a maximum maturity of

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

seven years and a maximum outstanding credit exposure of $10.0 million to any single entity. Lessees without public debt ratings generally have net worth in excess of $25.0 million. If the lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other customer. Commercial leases to these lessees have a maximum maturity of five years and a maximum outstanding credit exposure of $3.0 million to any single entity. In addition, the Company will originate commercial leases to lessees with below-investment grade public debt ratings, but these leases are limited to 10% of our commercial lease portfolio and have a maximum outstanding credit exposure of $2.0 million to any single entity. Lease loans are almost always fully amortizing, with fixed interest rates.

Although the Company does not actively originate construction and land loans at present, construction and land loans generally consist of land acquisition loans to help finance the purchase of land intended for further development, including single-family homes, multi-family housing and commercial income property, development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. These builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder, often in conjunction with development loans. Construction and land loans typically involve a higher degree of credit risk than financing on improved, owner-occupied real estate. The risk of loss on construction and land loans is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction or development; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. The Company seeks to minimize these risks by maintaining consistent lending policies and underwriting standards. However, if the estimate of value proves to be inaccurate, the cost of completion is greater than expected, the length of time to complete and/or sell or lease the collateral property is greater than anticipated, or if there is a downturn in the local economy or real estate market, the property could have a value upon completion that is insufficient to assure full repayment of the loan. This could have a material adverse effect on the quality of the construction and land loan portfolio, and could result in significant losses or delinquencies.

The Company offers conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $2.5 million. The Company currently offers fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly payments, and adjustable-rate conventional mortgage loans with initial terms of between one and five years that amortize up to 30 years. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae guidelines, and loans that conform to such guidelines are referred to as “conforming loans.” The Company generally originates both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which is currently $417,000 for single-family homes. Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method as of December 31, 2011 and 2010:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
2011
One-to-four family residential real estate loans	$1,883	$4,220	$6,103	$14,181	$3,941	$253,910	$272,032
Multi-family mortgage loans	1,881	4,201	6,082	20,380	1,418	401,817	423,615
Nonresidential real estate loans	8,126	5,630	13,756	32,669	3,375	275,597	311,641
Construction and land loans	959	725	1,684	3,263	4,788	11,801	19,852
Commercial loans	2,079	1,460	3,539	3,160	1,078	89,694	93,932
Commercial leases	22	482	504	22	—	134,968	134,990
Consumer loans	3	55	58	3	—	2,144	2,147

Total	$14,953	$16,773	$31,726	$73,678	$14,600	$1,169,931	1,258,209

Net deferred loan origination costs							908
Allowance for loan losses							(31,726)

Loans, net							$1,227,391

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
2010
One-to-four family residential real estate loans	$686	$2,870	$3,556	$4,022	$252,278	$256,300
Multi-family mortgage loans	3,231	3,801	7,032	13,971	282,945	296,916
Nonresidential real estate loans	1,637	4,077	5,714	12,722	269,266	281,987
Construction and land loans	1,855	606	2,461	6,138	12,259	18,398
Commercial loans	1,931	948	2,879	3,766	60,913	64,679
Commercial leases	72	446	518	72	151,035	151,107
Consumer loans	—	20	20	—	2,182	2,182

Total	$9,412	$12,768	$22,180	$40,691	$1,030,878	1,071,569

Net deferred loan origination costs						1,377
Allowance for loan losses						(22,180)

Loans, net						$1,050,766

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses is as follows:

	2011	2010	2009
Beginning balance	$22,180	$18,622	$14,746
Loans charged offs:
One-to-four family residential real estate loans	(5,316)	(2,292)	(461)
Multi-family mortgage loans	(3,514)	(2,385)	(297)
Nonresidential real estate loans	(698)	(2,897)	(1,518)
Construction and land loans	(2,519)	(525)	(2,262)
Commercial loans	(1,394)	(1,174)	(463)
Commercial leases	(72)	—	(22)
Consumer loans	(93)	(16)	(42)

	(13,606)	(9,289)	(5,065)

Recoveries:
One-to-four family residential real estate loans	51	69	82
Multi-family mortgage loans	125	3	—
Nonresidential real estate loans	73	633	36
Construction and land loans	—	58	—
Commercial loans	173	1	3
Commercial leases	—	—	6
Consumer loans	7	—	3

	429	764	130

Net charge-off	(13,177)	(8,525)	(4,935)

Provision for loan losses	22,723	12,083	8,811

Ending balance	$31,726	$22,180	$18,622

Impaired loans

	December 31,
	2011	2010
Loans with allocated allowance for loan losses	$45,649	$31,057
Loans with no allocated allowance for loan losses	28,029	9,634
Troubled debt restructured loans not individually evaluated	—	2,975

	73,678	43,666

Purchased impaired loans	14,600	—

Total impaired loans	$88,278	$43,666

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following table presents loans individually evaluated for impairment by class loans, excluding purchased impaired loans, as of and for the years ended December 31, 2011 and 2010:

	Loan Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
2011
With no related allowance recorded:
One-to-four family residential real estate loans	$2,329	$2,347	$—	$623	$24
One-to-four family residential real estate loans - non-owner occupied	5,945	5,868	$—	2,499	266
Multi-family mortgage loans	8,910	9,113	—	5,567	378
Wholesale commercial lending	3,304	3,300	—	338	35
Nonresidential real estate loans	7,304	7,468	—	5,977	275
Construction loans	—	—	—	77	—
Land loans	—	—	—	70	—
Commercial loans - secured	237	244	—	448	45
Commercial loans - unsecured	—	—	—	—	41
Commercial loans - other	—	—	—	44	15

	28,029	28,340	—	15,643	1,079

With an allowance recorded:
One-to-four family residential real estate loans	3,970	4,145	1,055	1,406	2
One-to-four family residential real estate loans - non-owner occupied	1,937	2,051	828	2,962	—
Multi-family mortgage loans	8,166	8,594	1,881	4,307	5
Wholesale commercial lending	—	—	—	4,066	—
Nonresidential real estate loans	25,365	26,157	8,126	12,134	75
Construction loans	—	—	—	1,392	—
Land loans	3,263	3,315	959	2,128	82
Commercial loans - secured	2,869	3,144	2,048	3,253	—
Commercial loans - unsecured	54	63	31	150	—
Commercial loans - other	—	—	—	22	—
Non-rated commercial leases	22	22	22	98	—
Consumer loans	3	3	3	—	—

	45,649	47,494	14,953	31,918	164

Total	$73,678	$75,834	$14,953	$47,561	$1,243

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

	Loan Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
2010
With no related allowance recorded:
One-to-four family residential real estate loans - non-owner occupied	$1,244	$1,321	$—	$3,028	$69
Multi-family mortgage loans	3,554	3,723	—	8,264	142
Wholesale commercial lending	—	—	—	1,780	—
Nonresidential real estate loans	3,949	4,008	—	4,481	221
Construction loans	333	357	—	1,108	55
Land loans	—	—	—	772	—
Commercial loans - secured	457	478	—	347	10
Commercial loans - other	97	117	—	83	7
Non-rated commercial leases	—	—	—	20	—

	9,634	10,004	—	19,883	504

With an allowance recorded:
One-to-four family residential real estate loans - non-owner occupied	2,778	2,888	686	2,075	31
Multi-family mortgage loans	6,012	6,362	1,709	4,058	97
Wholesale commercial lending	4,405	4,589	1,522	881	71
Nonresidential real estate loans	8,773	8,837	1,637	6,255	416
Construction loans	2,940	3,244	730	2,447	—
Land loans	2,865	3,339	1,125	2,676	—
Commercial loans - secured	3,054	3,265	1,804	3,783	28
Commercial loans - unsecured	158	202	127	82	—
Non-rated commercial leases	72	77	72	29	4

	31,057	32,803	9,412	22,286	647

Total	$40,691	$42,807	$9,412	$42,169	$1,151

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Purchased Impaired Loans

As a result of its acquisition of Downers Grove National Bank (see Note 19 – Acquisitions), the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. The carrying amount of these purchased impaired loans is as follows:

December 31, 2011

One–to–four family residential real estate loans	$3,941
Multi-family mortgage loans	1,418
Nonresidential real estate loans	3,375
Construction loans	813
Land loans	3,975
Commercial loans	1,078

Outstanding balance	$14,600

Carrying amount, net of allowance	$14,600

Accretable yield, or income expected to be collected, related to purchased impaired loans is as follows:

Balance at January 1, 2011	$—
New loans purchased	3,410
Accretion of income	1,140

Balance at December 31, 2011	$2,270

There is no allowance for loan losses related to purchased impaired loans due to their having been marked to market at the date of acquisition.

Purchased impaired loans for which it was probable at the date of acquisition that all contractually required payments would not be collected are as follows:

December 31, 2011

Contractually required payments receivable of loans purchased:
One-to-four family residential real estate loans	$5,886
Multi-family mortgage loans	3,456
Nonresidential real estate loans	5,395
Construction loans	1,314
Land loans	8,152
Commercial loans	7,672
Consumer loans	33

$31,908

Cash flows expected to be collected at acquisition	$18,779
Fair value of purchased impaired loans at acquisition	$15,369

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Nonaccrual loans

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans, excluding purchased impaired loans, as of December 31, 2011 and 2010:

	Unpaid Principal Balance	Recorded Investment	Loans Past Due Over 90 Days, still accruing
2011
One-to-four family residential real estate loans	$6,199	$6,488	$40
One-to-four family residential real estate loans – non owner occupied	4,510	4,647	—
Multi-family mortgage loans	14,983	15,495	—
Nonresidential real estate loans	30,396	31,104	125
Land loans	3,263	3,315	185
Commercial loans – secured	2,885	3,144	—
Commercial loans – unsecured	55	63	—
Non-rated commercial leases	22	22	—
Consumer loans	3	3	—

	$62,316	$64,281	$350

2010
One-to-four family residential real estate loans	$5,748	$6,115	$47
One-to-four family residential real estate loans – non owner occupied	4,311	4,513	496
Multi-family mortgage loans	8,823	9,327	275
Wholesale commercial lending	4,405	4,589	—
Nonresidential real estate loans	12,428	12,575	—
Construction loans	3,274	3,601	—
Land loans	2,865	3,339	—
Commercial loans – secured	3,511	3,743	—
Commercial loans – unsecured	158	202	—
Commercial loans – other	97	118	—
Non-rated commercial leases	72	77	—
Consumer loans	3	3	—

	$45,695	$48,202	$818

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company’s reserve for uncollected loan interest was $2.7 million at December 31, 2011 and 2010. Except for purchased impaired loans, when a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Past Due Loans

The following table presents the aging of the recorded investment in past due loans as December 31, 2011 by class of loans, excluding purchased impaired loans:

	30-59 Days Past Due		60-89 Days Past Due		90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

One-to-four family residential real estate loans	$2,259		$605		$5,925	$8,789	$182,895	$191,684
One-to-four family residential real estate loans – non-owner occupied	2,307		122		3,005	5,434	71,114	76,548
Multi-family mortgage loans	6,002		4,176		13,237	23,415	327,488	350,903
Wholesale commercial lending	785		—		—	785	67,723	68,508
Nonresidential real estate loans	3,387		6,183		17,971	27,541	279,628	307,169
Construction loans	—		520		—	520	1,336	1,856
Land loans	5,445		1,152		462	7,059	6,273	13,332
Commercial loans:
Secured	17		—		3,143	3,160	26,193	29,353
Unsecured	435		3		63	501	9,387	9,888
Municipal loans	—		—		—	—	6,471	6,471
Warehouse lines	—		—		—	—	9,862	9,862
Health care	—		—		—	—	29,510	29,510
Other	—		—		—	—	8,425	8,425
Commercial leases:
Investment rated commercial leases	294		—		—	294	84,378	84,672
Below investment grade	—		—		—	—	6,263	6,263
Non-rated	290				23	313	37,053	37,366
Lease pools	—		—		—	—	7,824	7,824
Consumer loans	7		—		—	7	2,152	2,159

Total	$21,228	(1)	$12,761	(1)	$43,829	$77,818	$1,163,975	$1,241,793

(1)	46% of the combined 30–89 days past due loans have matured and are in the process of analysis and renewal.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following table presents the aging of the recorded investment in past due purchased impaired loans at December 31, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

One-to-four family residential real estate loans – non-owner occupied	$—	$—	$2,835	$2,835	$1,087	$3,922
Multi-family mortgage loans	—	—	1,418	1,418	—	1,418
Nonresidential real estate loans	996	—	1,681	2,677	688	3,365
Construction loans	—	—	813	813	—	813
Land loans	—	—	3,578	3,578	369	3,947
Commercial loans – secured	—	—	807	807	162	969
Commercial loans – unsecured	—	—	34	34	—	34

Total	$996	$—	$11,166	$12,162	$2,306	$14,468

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

The Company had $18.2 million of TDRs at December 31, 2011, compared to $6.5 million at December 31, 2010, with $1.2 million in specific valuation allowances allocated to those loans at December 31, 2011, and $658,000 in specific valuation reserves allocated at December 31, 2010. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.

The following table present loans by class classified as TDRs at December 31:

	2011	2010
One-to-four family residential real estate	$5,619	$—
Multi-family mortgage	5,783	1,675
Nonresidential real estate	2,220	1,699
Commercial loans – secured	238	—

Troubled debt restructured loans – accrual loans	13,860	3,374

One-to-four family residential real estate	583	—
Multi-family mortgage	717	13
Nonresidential real estate	2,960	3,137
Commercial loans – secured	73	—
Consumer loans	3	—

Troubled debt restructured loans – nonaccrual loans	4,336	3,150

Total troubled debt restructured loans	$18,196	$6,524

During the year ending December 31, 2011, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present loans by class modified as TDRs that occurred during the year:

	Number of loans	Pre-Modification outstanding recorded investment	Post- Modification outstanding recorded investment

One-to-four family residential real estate	28	$2,863	$2,534
One-to-four family residential real estate – non-owner occupied	3	9,178	7,550
Multi-family mortgage	4	2,091	2,070
Wholesale commercial lending	1	2,762	2,762
Nonresidential real estate	3	1,283	1,033
Commercial loans – secured	3	277	238
Consumer loans	1	3	3

Total	43	$18,457	$16,191

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total

One-to-four family residential real estate	$110	$2,394	$30	$2,534
One-to-four family residential real estate –non-owner occupied	—	1,556	5,994	7,550
Multi-family mortgage	2,070	—	—	2,070
Wholesale commercial lending	—	—	2,763	2,763
Nonresidential real estate	—	—	1,033	1,033
Commercial loans – secured	—	238	—	238
Consumer loans	—	—	3	3

Total	$2,180	$4,188	$9,823	$16,191

The TDRs described above decreased interest income by $113,000, increased the allowance for loan losses by $802,000 and resulted in charge offs of $1.7 million during the year ending December 31, 2011.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the year ending December 31, 2011:

	2011
	Number of loans	Recorded investment

One-to-four family residential real estate	2	$4,004
Nonresidential real estate	2	1,635

Total	4	$5,639

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The TDRs that subsequently defaulted described above had no impact on the allowance for loan losses during the year ending December 31, 2011.

The terms of certain other loans were modified during the year ending December 31, 2011 that did not meet the definition of a TDR. These loans have a total recorded investment as of December 31, 2011 of $7.6 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch List	Special Mention	Substandard	Doubtful	Total

One-to-four family residential real estate loans	$183,611	$657	$51	$7,108	$—	$191,427
One-to-four family residential real estate loans - non-owner occupied	61,455	7,058	—	12,092	—	80,605
Multi-family mortgage loans	301,339	24,288	6,021	21,855	1,648	355,151
Wholesale commercial lending	64,743	959	—	2,762	—	68,464
Nonresidential real estate loans	208,826	30,428	18,659	53,728	—	311,641
Construction loans	968	—	363	1,325	—	2,656
Land loans	7,519	143	—	9,534	—	17,196
Commercial loans:
Secured	24,152	937	415	4,049	464	30,017
Unsecured	6,436	343	38	3,010	46	9,873
Municipal loans	6,381	—	—	—	—	6,381
Warehouse lines	9,830	—	—	—	—	9,830
Health care	27,046	1,014	1,376	—	—	29,436
Other	8,395	—	—	—	—	8,395
Commercial leases:					—
Investment rated commercial leases	83,947	—	—	—	—	83,947
Below investment grade	6,004	205	—	—	—	6,209
Non-rated	36,944	82	—	22	—	37,048
Lease pools	7,786	—	—	—	—	7,786
Consumer loans	2,144	—	—	3	—	2,147

Total	$1,047,526	$66,114	$26,923	$115,488	$2,158	$1,258,209

(1)	The Company has assigned purchased impaired loans that it acquired in its acquisition of Downers Grove National Bank to the Substandard credit risk classification category.
(2)	The Dodd-Frank Act abolished the Bank’s former primary federal regulator, the Office of Thrift of Supervision (“OTS”), effective on July 21, 2011, and transferred the authority for examining, regulating and supervising federal savings banks from the OTS to the Office of the Comptroller of the Currency (“OCC”). The OCC’s published guidance on the assignment of loan risk ratings is different in some respects from the published guidance of the OTS, particularly as it relates to performing loans with well-defined weaknesses that do not present a probability of default or loss. At December 31, 2011, $41.4 million of loans that were classified “Substandard” pursuant to applicable OCC loan risk rating guidance were performing and on accrual status.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5 – SECONDARY MORTGAGE MARKET ACTIVITIES

First mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $206.1 million, $220.9 million, and $274.2 million at December 31, 2011, 2010, and 2009, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing activities were $5.8 million, $6.9 million, and $6.4 million at December 31, 2011, 2010, and 2009, respectively.

Capitalized mortgage servicing rights are included in other assets in the accompanying consolidated statements of financial condition. Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows.

	2011	2010

Servicing rights
Beginning of year	$1,349	$1,780
Additions	122	118
Amortized to expense	(252)	(549)

End of year	$1,219	$1,349

Valuation allowance
Beginning of year	$—	$74
Additions expensed	32	24
Reductions credited to expense	(17)	(98)

End of year	$15	$—

Carrying value of mortgage servicing rights	$1,204	$1,349

Fair value of mortgage servicing rights	$1,481	$1,612

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

	2011	2010

Prepayment speed	17.45%	15.96%
Discount rate	12.00%	12.00%
Average servicing cost per loan	$62.00	$61.00
Escrow float rate	0.90%	0.80%

Key economic assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of December 31, 2011 and the effect on the fair value of our mortgage servicing rights from adverse changes in those assumptions, are as follows:

Fair value of mortgage servicing rights	$1,481
Weighted average annual prepayment speed	17.45%
Decrease in fair value from 10% adverse change	(38)
Decrease in fair value from 20% adverse change	(73)
Weighted-average annual discount rate	12.00%
Decrease in fair value from 10% adverse change	(55)
Decrease in fair value from 20% adverse change	(106)

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

The weighted average amortization period is 46 months. The estimated amortization expense for each of the next five years is as follows:

2012	$246
2013	197
2014	160
2015	133
2016	109

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 – PREMISES AND EQUIPMENT

Year end premises and equipment are as follows:

	2011	2010
Land and land improvements	$13,517	$11,658
Buildings and improvements	37,178	31,127
Furniture and equipment	10,516	9,530
Computer equipment	8,211	7,396

	69,422	59,711
Accumulated depreciation	(30,267)	(27,216)

	$39,155	$32,495

Depreciation of premises and equipment was $3.1 million, $3.2 million and $3.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company leases certain branch facilities under non-cancelable operating lease agreements expiring in various years through 2032. Rent expense, net of sublease income, for facilities was $601,000, $556,000, and $519,000 in 2011, 2010, and 2009, respectively, excluding taxes, insurance, and maintenance. The projected minimum rental expense under existing leases, not including taxes, insurance, and maintenance, as of December 31, 2011 is as follows:

2012	$477
2013	486
2014	449
2015	434
2016	439
Thereafter	6,508

Total	$8,793

The Company has subleased some of its branch facilities and currently is entitled to receive income as follows:

2012	$54
2013	51
2014	19

Total	$124

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 – GOODWILL AND CORE DEPOSIT INTANGIBLE

The changes in the carrying amount of goodwill and accumulated impairment charge are as follows:

	As of and for the years ended December 31,
	2011	2010

Balance at the beginning of the year	$22,566	$22,566
Additions	1,296	—

	23,862	22,566
Impairment charge	(23,862)	—

Net Carrying Value	$—	$22,566

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Due to high levels of volatility and dislocation in bank stock prices nationwide during 2011, as well as the Company’s internal evaluation process, the Company engaged an independent valuation firm to determine the implied fair value of the Bank. The implied fair value of the Bank was estimated using weighted averages based on a price to tangible book value discount derived from the quoted market trading prices for similar institutions plus an estimated control premium and projected, discounted cash flows. Inputs from sales of comparable institutions were not assigned a weighting due to the small size of the group.

Our annual impairment analysis as of December 31, 2011, indicated that the step two analysis was necessary. Step two requires that the implied fair value of the reporting unit’s goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. As a result of the step two evaluation, it was determined that the implied value of goodwill of the reporting unit was less than the carrying amount, and the Company reduced the full carrying amount of goodwill with a charge to earnings.

Step one of our annual impairment analyses performed in 2010 and 2009 indicated that there was no goodwill impairment, as the fair value of the reporting unit was determined to exceed the carrying amount.

The following table presents the changes in the carrying amount of core deposit intangible, gross carrying amount, accumulated amortization, and net book value as of December 31:

	2011	2010

Balance at the beginning of the year	$2,700	$4,295
Amortization	(1,689)	(1,595)
Additions	2,660	—

Net Carrying Value	$3,671	$2,700

Gross carrying amount	$21,273	$18,612
Accumulated amortization	17,602	15,912

Net Carrying Value	$3,671	$2,700

Aggregate amortization expense was $1.7 million, $1.6 million and $1.7 million for 2011, 2010 and 2009, respectively.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 – GOODWILL AND CORE DEPOSIT INTANGIBLE (continued)

Estimated amortization expense for each of the next five years is as follows:

2012	$632
2013	605
2014	578
2015	551
2016	523

NOTE 8—DEPOSITS

Year-end composition of deposits are as follows:

	2011	2010

Noninterest-bearing demand deposits	$142,084	$112,549
Savings deposits	144,515	98,894
Money market accounts	345,011	341,048
Interest-bearing NOW accounts	336,531	302,812
Certificates of deposit	364,411	380,074

	$1,332,552	$1,235,377

Certificates of deposit of $100,000 or more were $119.0 million and $137.0 million at year-end 2011 and 2010, respectively.

Scheduled maturities of certificates of deposit for the next five years are as follows:

2012	$264,826
2013	64,441
2014	17,141
2015	9,832
2016	8,171

NOTE 9—BORROWINGS

Year end borrowed funds are as follows:

	2011		2010
	Contractual Rate	Amount	Weighted Average Contractual Rate	Amount
Fixed-rate advance from
FHLBC due:
Within 1 year	—%	$—	2.81%	$13,000
1 to 2 years	2.99	3,000	—	—
2 to 3 years	—	—	2.99	3,000

Total FHLBC funds	2.99	3,000	2.84	16,000
Securities sold under agreements to repurchase	0.25	6,322	0.25	7,749

Total borrowings	1.13%	$9,322	2.00%	$23,749

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 9 – BORROWINGS (continued)

The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLBC. All of the Bank’s FHLBC common stock is pledged as additional collateral for these advances. At December 31, 2011, $259.1 million and $99.8 million of first mortgage and multi-family mortgage loans, respectively, collateralized the advances. At December 31, 2011, we had the ability to borrow an additional $224.1 million under our credit facilities with the FHLBC. The Company also had available pre-approved overnight federal funds borrowing. At December 31, 2011 and 2010, there was no outstanding balance on these lines.

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $9.7 million at year-end 2011.

NOTE 10 – INCOME TAXES

The income tax expense (benefit) is as follows:

	For the years ended December 31,
	2011	2010	2009

Current expense (benefit)	$(6)	$(5)	$(8,867)
Deferred expense (benefit)	(10,220)	(2,742)	8,854
Deferred tax valuation allowance	22,601	—	—

Total income tax expense (benefit)	$12,375	$(2,747)	$(13)

A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 34% for 2011, 2010 and 2009 to the income tax expense in the consolidated statements of operations follows:

	For the years ended December 31,
	2011	2010	2009

Benefit computed at the statutory federal tax rate	$(12,349)	$(2,398)	$(256)
State taxes and other, net	(1,395)	(491)	(73)
Bank owned life insurance	(213)	(146)	7
ESOP/Share based compensation	(144)	288	309
Goodwill impairment	4,271	—	—
Purchase price accounting adjustments	(396)	—	—
Deferred tax valuation allowance	22,601	—	—

	$12,375	$(2,747)	$(13)

Effective income tax rate	N.M. (1)	38.94%	1.73%

Retained earnings at December 31, 2011 and 2010 include $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.

(1)	The effective tax rate for the year ended December 31, 2011 is not meaningful due to the size of our operating loss relative to the income expense resulting from the deferred tax valuation allowance.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES (continued)

The net deferred tax asset is as follows:

	2011	2010
Gross Deferred tax assets:
Allowance for loan losses	$12,378	$8,396
Alternative minimum tax, general business credit and net operating loss carryforwards	10,495	6,934
Tax deductible goodwill	2,719	—
Non-qualified stock options	834	892
OREO write-downs	1,914	1,017
Other	606	395

	28,946	17,634

Gross Deferred tax liabilities:
Net deferred loan origination costs	(1,265)	(1,309)
FHLBC stock dividends	(1,840)	(1,785)
Purchase accounting adjustments	(488)	(902)
Accumulated depreciation	(858)	(767)
Mortgage servicing rights	(470)	(511)
Goodwill	—	(1,355)
Other	(740)	(564)
Unrealized gain on securities	(684)	(1,108)

	(6,345)	(8,301)
Valuation allowance	(22,601)	—

Net deferred tax asset	$—	$9,333

A deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future taxable income, applicable tax planning strategies, and assessments of current and future economic and business conditions. The Company considered both positive and negative evidence regarding the ultimate realizability of its deferred tax assets. Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods. Examples of negative evidence may include a cumulative loss in the current year and prior two years and negative general business and economic trends. In assessing the realization of deferred tax assets at December 31, 2011, the Company concluded that it was more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2011, and therefore, a full valuation allowance for deferred tax assets in the amount of $22.6 million was recorded at December 31, 2011.

At December 31, 2011, the Company had a federal net operating loss carryforward of $8.1 million, which will begin to expire in 2029, a federal tax credit carryforward of $1.1 million which will begin to expire in 2022, a $2.3 million alternative minimum tax credit carryforward that can be carried forward indefinitely, and a $1.9 million federal alternative minimum tax net operating loss carryforward which will begin to expire in 2031. In addition, at December 31, 2011 the Company had a federal net operating loss carryforward relating to its acquisition of Downers Grove National Bank, which is subject to utilization limitations under Section 382 of the Internal Revenue Code, and a $18.7 million of the net operating loss carryforward which will begin to expire in 2030. At December 31, 2011, the Company had a stated net operating loss carryforward for the State of Illinois of $60.5 million, which will begin to expire in 2025.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES (continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Beginning of year	$176	$165
Additions based on tax positions related to the current year	51	15
Additions for tax positions of prior years	22	34
Reductions due to the statute of limitations	(26)	(38)

End of year	$223	$176

The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2011 and 2010, the Company has immaterial amounts accrued for potential interest and penalties.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State of Illinois. The Company is no longer subject to examination by the federal taxing authorities for years before 2007 and the Illinois taxing authorities for years before 2009. Beginning in 2010 and 2009, the Bank became subject to income taxes in the States of Colorado and New Jersey, respectively, due to the physical presence of regional National Commercial Leasing bankers in these jurisdictions.

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

The applicable banking regulations provide five capitalization classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions, asset growth and expansion are limited, and the submission of a capital restoration is required.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 11 – REGULATORY MATTERS (continued)

Actual capital levels and minimum required levels for the Bank were:

	Actual		For Capital Adequacy Purposes		Minimum required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital (to risk-weighted assets)	$182,302	14.73%	$98,993	8.00%	$123,742	10.00%
Tier 1 (core) capital (to risk-weighted assets)	166,634	13.47	49,497	4.00	74,245	6.00
Tier 1 (core) capital (to adjusted average total assets)	166,634	10.50	63,502	4.00	79,377	5.00

December 31, 2010
Total capital (to risk-weighted assets)	$199,362	18.38%	$86,764	8.00%	$108,456	10.00%
Tier 1 (core) capital (to risk-weighted assets)	186,594	17.20	43,382	4.00	65,073	6.00
Tier 1 (core) capital (to adjusted total assets)	186,594	12.48	59,825	4.00	74,781	5.00

A reconciliation of the Bank’s equity under GAAP to regulatory capital is as follows:

	2011	2010

GAAP equity	$171,416	$219,269
Disallowed goodwill and other intangible assets	(3,671)	(23,485)
Disallowed servicing assets and deferred tax asset	—	(7,390)
Accumulated gain on securities	(1,111)	(1,800)

Tier 1 capital	166,634	186,594
General regulatory loan loss reserves allowed	15,668	12,768

Total regulatory capital	$182,302	$199,362

Capital calculations for December 31, 2011 are in accordance with OCC guidance, compared to the December 31, 2010 calculations, which were calculated in accordance with the OTS guidance. As of December 31, 2011, the OCC categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well–capitalized status. As of December 31, 2010, the OTS categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 11 – REGULATORY MATTERS (continued)

Federal regulations require the Bank to comply with a Qualified Thrift Lender (“QTL”) test, which generally requires that 65% of assets be maintained in housing-related finance and other specified assets. If the QTL test is not met, limits are placed on growth, branching, new investment, FHLBC advances, and dividends or the institution must convert to a commercial bank charter. Management considers the QTL test to have been met as of December 31, 2011.

The Bank is subject to restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval. At December 31, 2011, the Bank does not have pre-approved approval for future dividends.

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

Contributions to the ESOP during 2011 and 2010 were $1.5 million and $1.5 million, respectively, including dividends and interest received on unallocated shares of $312,000 and $425,000 in 2011 and 2010, respectively.

Expense related to the ESOP, net of dividends and interest received on unallocated ESOP shares, was $228,000, $529,000 and $516,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Shares held by the ESOP were as follows:

	2011	2010

Allocated to participants	636,123	538,258
Distributed to participants	(79,298)	(36,017)
Unearned	1,321,177	1,419,042

Total ESOP shares	1,878,002	1,921,283

Fair value of unearned shares	$7,293	$13,836

Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company provides a match of $0.50 on each $1.00 of contribution up to 6% of eligible compensation beginning April 1, 2007. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $396,000, $389,000, and $376,000 were made for the years ended 2011, 2010, and 2009, respectively.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate was determined using the yield available on the option grant date for a zero-coupon U.S. Treasury security with a term equivalent to the expected life of the option. The expected life for options granted represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed by SAB 107. The expected volatility for options issued in 2009 was determined using the Company’s historical data. Estimated forfeitures were assumed to be zero due to the lack of historical experience for the Company. There were no options granted in 2011 or 2010.

The Company recognized $12,000, $344,000, and $406,000 of stock-based compensation expenses relating to the granting of stock options for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, all stock options were vested.

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Stock options outstanding at December 31, 2009	2,322,603	$16.51	1.9	$—

Stock options granted	—	—
Stock options exercised	—	—
Stock options expired	(28,240)	(15.98)
Stock options forfeited	(10,810)	(15.97)

Stock options outstanding at December 31, 2010	2,283,553	$16.52	0.8	$—

Stock options granted	—	—
Stock options exercised	—	—
Stock options expired	(208,000)	(16.33)
Stock options forfeited	—	—

Stock options outstanding at December 31, 2011	2,075,553	$16.54	0.7	$—

Stock options exercisable at December 31, 2011	2,075,553	$16.54	0.7	$—

Fully vested and expected to vest	2,075,553	$16.54	0.7	$—

(1)	Stock option aggregate intrinsic value represents the number of shares subject to options multiplied by the difference (if positive) in the closing market price of the common stock underlying the options on the date shown and the weighted average exercise price.

On September 2, 2011, the Human Resources Committee and the Board of Directors of the Company approved a one year extension of stock options granted in prior years that are scheduled to expire in September and December of 2011. After the extensions, the stock options will expire in September and December of 2012, unless they are further extended. The extensions only involve the expiration date of the stock options and do not affect their other terms. There was no expense recorded with the extension of the options. The extended stock options provide the holders with an option to purchase 1,858,403 shares of the Company’s common stock at a weighted average exercise price of $16.62.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 13 – EQUITY INCENTIVE PLANS (continued)

The Human Resources Committee of the Board of Directors may grant shares of restricted stock to certain employees and directors of the Company. The awards generally vest annually over varying periods from three to five years and vesting is subject to acceleration in certain circumstances. The cost of such awards will be accrued ratably as compensation expense over such respective periods based on expected vesting dates. The Company recognized $41,000, $1.8 million, and $2.2 million of expenses relating to the grant of shares of restricted stock during the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, the total unrecognized compensation cost related to unvested shares of restricted stock was $41,000. The cost is expected to be recognized over a 12 month period.

Restricted Stock	Number of Shares (1)	Weighted Average Fair Value at Grant Date	Weighted Average Term to Vest (in years)	Aggregate Intrinsic Value (2)

Shares outstanding at December 31, 2009	108,650	$17.56	1.0	$1,076

Shares granted	13,000	9.54
Shares vested	(112,983)	(17.56)
Shares forfeited	—	—

Shares outstanding at December 31, 2010	8,667	$9.54	1.5	$85

Shares granted	—	—
Shares vested	(4,333)	(9.54)
Shares forfeited	—	—

Shares outstanding at December 31, 2011	4,334	$9.54	0.5	$24

(1)	The end of period balances consist only of unvested shares.
(2)	Restricted stock aggregate intrinsic value represents the number of shares of restricted stock multiplied by the market price of the common stock underlying the outstanding shares on the date shown.

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

The contractual or notional amounts are as follows:

	2011	2010
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$15,832	$16,712
Standby letters of credit	1,815	1,699
Unused lines of credit	116,460	138,219
Commitments to sell mortgages	4,103	3,247

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 14 – LOAN COMMITMENTS AND OTHER OFF-BALANCE SHEET ACTIVITIES (continued)

Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loans commitment totaled $13.5 million with interest rates ranging from 3.00% to 5.63% and maturities ranging from one to 30 years.

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

		Fair Value Measurements Using
	Amortized Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Securities:
Certificates of deposit	$30,448	$30,448	$—	$30,448	$—
Municipal securities	515	551	—	551	—
Equity mutual fund	500	524	524	—	—
Mortgage-backed securities – residential	34,691	36,076	—	36,076	—
Collateralized mortgage obligations – residential	24,837	25,186	—	25,186	—
SBA-guaranteed loan participation certificates	47	47	—	47	—

	$91,038	$92,832	$524	$92,308	$—

December 31, 2010
Securities:
Certificates of deposit	$27,766	$27,766	$—	$27,766	$—
Municipal securities	675	709	—	709	—
Mortgage-backed securities - residential	41,034	42,435	—	42,435	—
Collateralized mortgage obligations – residential	48,262	49,732	—	49,732	—
SBA-guaranteed loan participation certificates	103	105	—	105	—

	$117,840	$120,747	$—	$120,747	$—

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Impaired loans:
One–to–four family residential real estate loans	$4,024	$—	$—	$4,024
Multi-family mortgage loans	6,285	—	—	6,285
Nonresidential real estate loans	17,239	—	—	17,239
Construction and land loans	2,304	—	—	2,304
Commercial loans	844	—	—	844
Commercial leases	—	—	—	—
Consumer	—	—	—	—

Impaired loans	$30,696	$—	$—	$30,696

Other real estate owned:
One–to–four family residential real estate	$5,655	$—	$—	$5,655
Multi-family mortgage	3,655	—	—	3,655
Nonresidential real estate	7,451	—	—	7,451
Land	5,719	—	—	5,719

Other real estate owned	$22,480	$—	$—	$22,480

Mortgage servicing rights	$344	$—	$—	$344

December 31, 2010
Impaired loans:
One–to–four family residential real estate loans	$2,092	$—	$—	$2,092
Multi-family mortgage loans	7,186	—	—	7,186
Nonresidential real estate loans	7,136	—	—	7,136
Construction and land loans	3,950	—	—	3,950
Commercial loans	1,281	—	—	1,281
Commercial leases	—	—	—	—

Impaired loans	$21,645	$—	$—	$21,645

Other real estate owned:
One–to–four family residential real estate	$3,015	$—	$—	$3,015
Multi-family mortgage	2,486	—	—	2,486
Nonresidential real estate	7,376	—	—	7,376
Land	1,745	—	—	1,745

Other real estate owned	$14,622	$—	$—	$14,622

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, had a carrying amount of $88.3 million, with a valuation allowance of $15.0 million at December 31, 2011, compared to a carrying amount of $43.7 million and a valuation allowance of $9.4 million at December 31, 2010, resulting in an increase in the provision for loan losses of $5.5 million for the year ended December 31, 2011.

OREO and OREO in process, which are carried at the lower of cost or fair value less costs to sell, had a carrying value of $22.5 million at December 31, 2011, which included write-downs of $4.0 million for the year ended December 31, 2011, compared to $14.6 million at December 31, 2010, which included write-downs of $2.4 million for the year ended December 31, 2010.

Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $1.2 million at December 31, 2011, of which $895,000 related to fixed rate loans and $309,000 related to adjustable rate loans. Mortgage servicing rights had a carrying amount of $1.3 million at December 31, 2010, of which $974,000 related to fixed rate loans and $375,000 related to adjustable rate loans. A pre–tax provision of $15,000 on our mortgage servicing rights portfolio was included in noninterest income for the year ended December 31 2011, compared to a recovery of $74,000 for the same period in 2010.

The carrying amount and estimated fair value of financial instruments is as follows:

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$120,704	$120,704	$220,810	$220,810
Securities	92,832	92,832	120,747	120,747
Loans held-for-sale	1,918	1,918	2,716	2,716
Loans receivable, net of allowance for loan losses	1,227,391	1,217,377	1,050,766	1,065,404
FHLBC stock	16,346	N/A	15,598	N/A
Accrued interest receivable	5,573	5,573	5,390	5,390
Mortgage servicing rights	1,204	1,481	1,349	1,612

Financial liabilities
Noninterest-bearing demand deposits	$(142,084)	$(142,084)	$(112,549)	$(112,549)
Savings deposits	(144,515)	(144,515)	(98,894)	(98,894)
NOW and money market accounts	(681,542)	(681,542)	(643,860)	(643,860)
Certificates of deposit	(364,411)	(365,952)	(380,074)	(384,103)
Borrowings	(9,322)	(9,412)	(23,749)	(23,995)
Accrued interest payable	(212)	(212)	(146)	(146)

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

Deposit Liabilities: The estimated fair value for certificates of deposit has been determined by calculating the present value of future cash flows based on estimates of rates the Company would pay on such deposits, applied for the time period until maturity. The estimated fair values of noninterest-bearing demand, NOW, money market, and savings deposits are assumed to approximate their carrying values as management establishes rates on these deposits at a level that approximates the local market area. Additionally, these deposits can be withdrawn on demand.

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

NOTE 16 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	2011	2010	2009

Unrealized holding gains (losses) on securities, net of tax	$(689)	$(31)	$1,666

Net loss (gain) on sale of securities recognized, net of tax	—	(19)	612

Loss on impairment of securities, net of tax	—	—	248

	$(689)	$(50)	$2,526

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 17 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of BankFinancial Corporation as of December 31, 2011 and 2010 and for the three years ended December 31, 2011 follows:

Condensed Statements of Financial Condition

	2011	2010
ASSETS
Cash in subsidiary	$11,948	$16,422
Loan receivable from ESOP	15,527	16,367
Investment in subsidiary	171,416	219,269
Income tax receivable	1,696	1,749
Other assets	71	368

Total assets	$200,658	$254,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	801	890
Total stockholders’ equity	199,857	253,285

Total liabilities and stockholders’ equity	$200,658	$254,175

Condensed Statements of Operations

	2011	2010	2009
Interest income	$696	$730	$1,244
Other expense	1,381	1,343	1,428

Loss before income tax and undistributed subsidiary income	(685)	(613)	(184)
Income tax expense (benefit)	254	(232)	(69)

Loss before equity in undistributed subsidiary income	(939)	(381)	(115)
Equity in undistributed subsidiary excess distributions	(47,757)	(3,926)	(623)

Net loss	$(48,696)	$(4,307)	$(738)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 17 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows

	2011	2010	2009
Cash flows from operating activities
Net loss	$(48,696)	$(4,307)	$(738)
Adjustments:
Equity in undistributed subsidiary excess distributions	47,757	3,926	623
Change in other assets	350	9,752	(10,492)
Change in accrued expenses and other liabilities	(89)	(10,439)	11,281

Net cash from operating activities	(678)	(1,068)	674
Cash flows from investing activities
Principal payments received on ESOP loan	840	805	606

Net cash from investing activities	840	805	606

Cash flows from financing activities
Repurchase and retirement of common stock	—	(3,124)	(2,491)
Cash dividends paid on common stock	(4,636)	(5,946)	(6,010)

Net cash from financing activities	(4,636)	(9,070)	(8,501)

Net change in cash in subsidiary	(4,474)	(9,333)	(7,221)

Beginning cash in subsidiary	16,422	25,755	32,976

Ending cash in subsidiary	$11,948	$16,422	$25,755

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$15,348	$19,000	$17,990	$17,370
Interest expense	1,996	1,910	1,629	1,380

Net interest income	13,352	17,090	16,361	15,990
Provision for loan losses	2,424	3,175	7,384	9,740

Net interest income	10,928	13,915	8,977	6,250
Noninterest income	1,571	1,879	1,863	2,004
Noninterest expense	14,255	14,623	14,637	40,193

Income (loss) before income taxes	(1,756)	1,171	(3,797)	(31,939)
Income tax expense (benefit)	(979)	145	(1,901)	15,110

Net income (loss)	$(777)	$1,026	$(1,896)	$(47,049)

Basic earnings (loss) per common share	$(0.04)	$0.05	$(0.10)	$(2.38)
Diluted earnings (loss) per common share	$(0.04)	$0.05	$(0.10)	$(2.38)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$17,145	$16,451	$15,892	$15,448
Interest expense	3,929	3,677	3,138	2,442

Net interest income	13,216	12,774	12,754	13,006
Provision for loan losses	851	2,665	419	8,148

Net interest income	12,365	10,109	12,335	4,858
Noninterest income	1,455	1,812	1,958	1,903
Noninterest expense	12,678	12,370	13,190	15,611

Income (loss) before income taxes	1,142	(449)	1,103	(8,850)
Income tax expense (benefit)	426	(161)	366	(3,378)

Net income (loss)	$716	$(288)	$737	$(5,472)

Basic earnings (loss) per common share	$0.04	$(0.01)	$0.04	$(0.28)
Diluted earnings (loss) per common share	$0.04	$(0.01)	$0.04	$(0.28)

The Company recorded a net loss of $47.0 million for the fourth quarter of 2011. The Company’s fourth quarter 2011 operating results included a full impairment of the goodwill of $23.9 million, a full deferred tax valuation allowance of $22.6 million, a $9.7 million provision for loan losses and $4.9 million recorded in nonperforming asset expense and operations of other real estate owned. Results for 2010 fourth quarter included $8.1 million of provision for loan losses and $4.7 million recorded in nonperforming asset expense and operations of other real estate owned.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 19 – ACQUISTIONS

The Company completed its acquisition of DG Bancorp, Inc. and its subsidiary, Downers Grove National Bank, on March 18, 2011 and results for Downers Grove National Bank have been included in the Company’s operations from that date. The Company accounted for the acquisition using the acquisition method. The Company recorded merger and acquisition expenses of $1.4 million for this transaction. The acquisition method also requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The excess cost over fair value of net assets acquired is recorded as goodwill.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

March 18, 2011
Assets acquired and liabilities assumed:

Cash and due from other financial institutions	$1,353
Interest–bearing deposits in other financial institutions	60,266

Cash and cash equivalents	61,619
Securities	10,177
Loans receivable	118,147
Other real estate owned	6,965
Stock in Federal Home Loan Bank and Federal Reserve Bank	903
Premises and equipment, net	7,442
Accrued interest receivable	355
Goodwill	1,296
Core deposit intangible	2,660
FDIC prepaid expense	774
Income tax receivable	774
Deferred taxes, net	2,662
Other assets	42

Total assets acquired	$213,816

Deposits	$212,939
Advance payments by borrowers taxes and insurance	34
Accrued interest payable and other liabilities	843

Total liabilities assumed	$213,816

As noted above, the loans acquired in the Downers Grove National Bank transaction had a fair value of $118.1 million. Included in this amount were $31.9 million of gross purchased loans with evidence of deterioration of credit quality since origination and for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of purchased loans with evidence of credit quality deterioration as of the acquisition date resulted in the recording of a nonaccretable difference of $13.1 million, which is defined as the loan’s contractually required payments receivable in excess of the amount of the cash flows that are expected to be collected. The Company considered factors such as payment history, collateral values and accrual status in determining whether there was evidence of deterioration of a purchased loan’s credit quality at the acquisition date. As of December 31, 2011, the carrying amount of purchased loans with evidence of loan deterioration at the acquisition date was $14.6 million, and the remaining accretable difference was $2.3 million.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 19 – ACQUISTIONS (continued)

The following table summarizes the unaudited pro forma financial results of operations as if the Company acquired DG Bancorp, Inc. and its subsidiary Downers Grove National Bank, on January 1, 2010:

	Year Ended December 31,
	2011	2010

Net interest income (1)	$64,146	$59,389
Net loss (1)	(50,261)	(16,376)
Basic loss per common share	$(2.54)	$(0.83)
Diluted loss per common share	(2.54)	(0.83)

(1)	Results for DG Bancorp, Inc. include net income or loss from operations for the respective periods.

The Company completed an acquisition of a portfolio of $152.1 million of performing Chicago area multi-family loans on March 11, 2011. The multi-family loans in this portfolio were originated by Citibank, N.A. and its predecessor by merger, Citibank, F.S.B. At the time of the acquisition, the portfolio consisted of 466 loans with an average loan balance of $327,000. The loans were purchased at a discount that will be accreted into income on a level–yield basis over the remaining life of the loans. The Company conducted extensive due diligence on this transaction, resulting in the recognition of $396,000 in transaction related expenses in 2011.

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

(c) Changes in internal controls.

There were no changes made in our internal controls during the fourth quarter of 2011 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect these controls.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information regarding the securities that were authorized for issuance under our 2006 Equity Incentive Plan as of December 31, 2011:

	Column (A)	Column (B)	Column (C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under 2006 Equity Incentive Plan (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders	2,075,553	$16.54	503,892
Equity compensation plans not approved by stockholders	—	—	—

Total	2,075,553	16.54	503,892

Column (A) represents stock options and restricted stock outstanding under the Company’s 2006 Equity Incentive Plan. Future equity awards under the 2006 Equity Incentive Plan may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock, restricted performance stock, restricted stock units, stock awards or cash. Column (B) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock awards are not included in this calculation. Column (C) represents the maximum aggregate number of future equity awards that can be made under the 2006 Equity Incentive Plan as of December 31, 2011.

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

(A)	Report of Independent Registered Accounting Firm

(B)	Consolidated Statements of Financial Condition - at December 31, 2011 and 2010

(C)	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

(F)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location

3.1	Articles of Incorporation of BankFinancial Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

3.2	Bylaws of BankFinancial Corporation	Exhibit 3.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

3.3	Articles of Amendment to Charter of BankFinancial Corporation	Exhibit 3.3 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

3.4	Restated Bylaws of BankFinancial Corporation	Exhibit 3.4 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 15, 2007

4	Form of Common Stock Certificate of BankFinancial Corporation	Exhibit 4 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

10.1	Employee Stock Ownership Plan	Exhibit 10.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

10.2	Deferred Compensation Plan	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

10.3	BankFinancial FSB Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008

10.4	BankFinancial FSB Employment Agreement with James J. Brennan	Exhibit 10.3 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008.

10.5	BankFinancial FSB Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008

10.6	BankFinancial FSB Employment Agreement with Christa N Calabrese	Exhibit 10.5 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008

10.12	Form of Incentive Stock Option Award Terms	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.13	2006 BankFinancial Corporation Equity Incentive Plan	Appendix C to the Definitive Form 14A, originally filed with the Securities and Exchange Commission on May 25, 2006 (File No. 000-51331)

10.14	Form of Performance Based Incentive Stock Option Award Terms	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.15	Form of Non-Qualified Stock Option Award Terms	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.16	Form of Performance Based Non-Qualified Stock Option Award Terms	Exhibit 10.4 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

	Exhibit	Location

10.17	Form of Restricted Stock Unit Award Agreement	Exhibit 10.5 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.18	Form of Performance Based Restricted Stock Award Agreement	Exhibit 10.6 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.19	Form of Restricted Stock Award Agreement	Exhibit 10.7 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.20	Form of Stock Appreciation Rights Agreement	Exhibit 10.8 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

10.25	BankFinancial Corporation Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008

10.26	BankFinancial Corporation Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008

10.27	BankFinancial Corporation Employment Agreement with James J. Brennan	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008.

10.28	BankFinancial Corporation Employment Agreement with Elizabeth A. Doolan	Exhibit 10.28 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.

10.29	BankFinancial FSB Employment Agreement with Elizabeth A. Doolan	Exhibit 10.29 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.

10.30	BankFinancial FSB Employment Agreement with Gregg T. Adams	Exhibit 10.30 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on April 30, 2010.

10.31	BankFinancial FSB Employment Agreement with John G. Manos	Exhibit 10.31 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on April 30, 2010.

10.32	BankFinancial FSB Employment Agreement with William J. Deutsch, Jr.	Exhibit 10.32 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on May 2, 2011.

14	Code of Ethics for Senior Financial Officers	Exhibit 14 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 27, 2006

21	Subsidiaries of Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

23	Consent of Crowe Horwath LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith

101.DEF	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith

•	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKFINANCIAL CORPORATION

Date: March 13, 2012	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 13, 2012

/s/ Paul A. Cloutier Paul A. Cloutier	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2012

/s/ Elizabeth A. Doolan Elizabeth A. Doolan	Senior Vice President and Controller (Principal Accounting Officer)	March 13, 2012

/s/ Cassandra J. Francis Cassandra J. Francis	Director	March 13, 2012

/s/ John M. Hausmann John M. Hausmann	Director	March 13, 2012

/s/ Sherwin R. Koopmans Sherwin R. Koopmans	Director	March 13, 2012

/s/ Joseph A. Schudt Joseph A. Schudt	Director	March 13, 2012

/s/ Terry R. Wells Terry R. Wells	Director	March 13, 2012

/s/ Glen R. Wherfel Glen R. Wherfel	Director	March 13, 2012