Form 10-K/A
period 2011-12-31
BankFinancial CORP
filed 2012-04-30
CIK 1303942

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

BankFinancial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on
Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 13, 2012. In accordance with General Instruction G(3), the Company is now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information, as of April 30, 2012 regarding the members of the Board of Directors, including their years of service and terms of office. Except as indicated elsewhere in this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K, there are no arrangements or understandings between any of the directors and any other person pursuant to which such directors were selected.

Name	Position(s) Held in the Company	Director Since (1)	Term of Class to Expire
Cassandra J. Francis	Director	2006	2012
Sherwin R. Koopmans	Director	2003	2012
Terry R. Wells	Director	1994	2012
John M. Hausmann, C.P.A.	Director	1990	2013
Glen R. Wherfel, C.P.A.	Director	2001	2013
F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	1983	2014
Joseph A. Schudt	Director	1992	2014

(1)	For each director, denotes the earlier of the year the individual became a director of BankFinancial, F.S.B. or the year the individual became a director of the Company or its predecessors, BankFinancial MHC and BankFinancial Corporation, the federal corporation. Except for Glen R. Wherfel and Cassandra J. Francis, each individual has served as a director of the Company since its formation in 2004. Mr. Wherfel was appointed to the Board of Directors of the Company on May 18, 2006; Ms. Francis was appointed to the Board of Directors of the Company on September 27, 2006.

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

Cassandra J. Francis. Age 46. Ms. Francis currently provides management, real estate and construction related strategic planning, program and project advisory services to public, private and non-profit organizations and professional associations. Ms. Francis previously served as Executive Director and Vice President of Clayco, Inc., a national design-build construction firm, and as the Director of Olympic Village Development for Chicago’s bid to host the 2016 Summer Olympic and Paralympic Games. Prior to serving as the Director of Olympic Village Development, she held various management positions, including Senior Vice President with U.S. Equities Development, L.L.C. from 1995 to 2008. Ms. Francis is an accredited member of the American Institute of Certified Planners, is an LEED accredited professional, and is licensed as a Real Estate Managing Broker in the State of Illinois and as a Real Estate Principal Broker in the State of Indiana. She is also a member of the Board of Governors of Lambda Alpha International, an honorary land economics society, the Chicago Advisory Board of the Urban Land Institute, and the Chicago Loop Alliance, a business organization that supports economic development, programming and improvements to Chicago’s central business district’s built environment. Ms. Francis has been a director of the Company and the Bank since 2006, and is a member of the Asset Liability Management Committee of the Bank.

Ms. Francis brings to the Board, among other skills and qualifications, substantial experience in urban planning and commercial real estate development and operations, with particular emphasis in retail development and leasing. She also has extensive experience with commercial real estate finance and valuations, particularly in Midwestern markets.

F. Morgan Gasior. Age 48. Mr. Gasior has served as Chairman of the Board, Chief Executive Officer and President of the Company since its formation in 2004, and of the Bank since 1989, and as a director of the Bank since 1983. He held the same positions with the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Gasior has been employed by the Bank in a variety of positions since 1984, and became a full-time employee in 1988 when he was appointed as Executive Vice President and Chief Operating Officer. Mr. Gasior serves as the Chairman of the Executive Committees of the Company and the Bank and is a member of the Asset Quality Committee of the Bank. He was also a director and officer of Financial Assurance Services from 1989 through 2003. Mr. Gasior is licensed as an attorney in the States of Illinois and Michigan, but he does not actively practice law.

Mr. Gasior brings to the Board, among other skills and qualifications, a comprehensive understanding of the Bank’s strategies, operations and customers based on his more than 28 years of service as an employee and officer of the Bank. He has led the development and implementation of the Bank’s financial, lending, operational, technology and expansion strategies, and this experience has uniquely positioned him to adjust the Company’s business strategies to respond to changing economic, regulatory and competitive conditions, and to discern and coordinate operational changes to match these strategies. His position on the Board also provides a direct channel of communication from senior management to the Board.

John M. Hausmann, C.P.A. Age 57. Mr. Hausmann has been a self-employed certified public accountant since 1980. Prior to that time, he was an accountant with Arthur Andersen. Mr. Hausmann is a member of the American Institute of Certified Public Accountants and the Illinois Certified Public Accountant Society. He has been a director of the Company since its formation in 2004, and of the Bank since 1990. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Hausmann is the Chairman of the Audit Committees of the Company and the Bank, is a member of the Executive Committees of the Company and the Bank, and since the Company’s 2010 Annual Meeting of Stockholders, has been a member of the Corporate Governance and Nominating Committee and the Human Resources Committee of the Company.

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

Sherwin R. Koopmans. Age 70. Mr. Koopmans has been actively involved in the banking industry since 1964, including service in senior management positions with the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. After retiring from government service in December 1995, Mr. Koopmans performed short-term consulting engagements on banking and deposit insurance issues for private clients, including several located in European, Asian and South American countries. Mr. Koopmans is currently retired. He was a director of Success Bancshares and its wholly-owned subsidiary, Success National Bank, from 1997 until they were acquired by the Company in 2001, and was the Chairman of Success Bancshares’ Executive Committee and Asset/Liability Management Committee and a member of its Audit Committee and Human Resources Committee. Mr. Koopmans has been a director of the Company since its formation in 2004, and of the Bank since 2004. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 2003 to 2005. He also served as a director of Financial Assurance Services, a subsidiary of the Bank, from 2001 to 2003. Mr. Koopmans is the Chairman of the Asset Liability Management Committee of the Bank, a member of the Executive Committees of the Company and the Bank, and a member of the Audit Committee of the Company.

Mr. Koopmans brings to the Board, among other skills and qualifications, substantial experience in the federal bank regulatory system, and with federal banking laws, regulations and examination practices and the FDIC’s resolution process. His experience as a bank regulator has also provided him with a comprehensive understanding of interest rate risk and liquidity management, which he regularly utilizes as the Chairman of the Board’s Asset Liability Management Committee. Mr. Koopmans will retire from Board service when his current term expires at the Company’s Annual Meeting to be held on June 26, 2012.

Joseph A. Schudt. Age 74. Mr. Schudt served as the Principal Partner and President of Joseph A. Schudt & Associates, a professional engineering firm based in Frankfort, Illinois, specializing in engineering design, environmental analysis and land surveying, from 1972 to 2004. Mr. Schudt currently serves as a Vice President of Joseph A. Schudt & Associates. Mr. Schudt is licensed as a professional engineer in seven states, including Illinois. He has been a director of the Company since its formation in 2004, and of the Bank since 1992. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Schudt is the Chairman of the Asset Quality Committee of the Bank, is a member of the Executive Committees of the Company and the Bank, and since the Company’s 2011 Annual Meeting of Stockholders, has been a member and the Chairman of the Corporate Governance and Nominating Committee and the Human Resources Committee of the Company.

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

Terry R. Wells. Age 53. Mr. Wells has served as the Mayor of the Village of Phoenix, Illinois since 1993. Mr. Wells has also taught history and social studies since 1981 at the elementary and high school levels, and presently teaches U.S. History at Thornton Township High School in Harvey, Illinois. He is also a member of the Board of Directors of Pace, a Division of the Regional Transportation Authority (Illinois), and the Board of Trustees of South Suburban College. Mr. Wells served as President of the South Suburban Mayors and Managers Association from 2009 through 2010. Mr. Wells has been a director of the Company since its formation in 2004, and of the Bank since 1994. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Wells is a member of the Audit Committees of the Company and Bank.

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

Glen R. Wherfel, C.P.A. Age 62. Mr. Wherfel has been a principal in the accounting firm of Wherfel & Associates since 1984. Mr. Wherfel was a director of Success National Bank from 1993 to 2001, and of Success Bancshares from 1998 to 2001. He was the Chairman of Success National Bank’s Loan Committee and a member of its Asset Liability Management Committee. Mr. Wherfel has been a director of the Company since 2006, and of the Bank since 2001. Mr. Wherfel is a member of the Asset Quality Committee of the Bank, and since the Company’s 2010 Annual Meeting of Stockholders, has been a member of the Corporate Governance and Nominating Committee and the Human Resources Committee of the Company.

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

Executive Officers Who Are Not Directors

Set forth below is information, as of April 30, 2012, regarding the principal occupations for at least the past five years of the individuals who serve as executive officers of the Company and/or the Bank who are not directors of the Company or the Bank. All executive officers of the Company and the Bank are elected annually by their respective Boards of Directors and serve until their successors are elected and qualify. No executive officer identified below is related to any director or other executive officer of the Company or the Bank. Except as indicated elsewhere in this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K, there are no arrangements or understandings between any officer identified below and any other person pursuant to which any such officer was selected as an officer.

Gregg T. Adams. Age 53. Mr. Adams has served as the Executive Vice President of the Marketing and Sales Division of the Bank since 2001 and was the Senior Vice President of the Marketing and Sales Division from 2000 to 2001. Mr. Adams joined the Bank in 1986 and has served in various positions with the Bank and its former real estate subsidiary, Financial Properties, Inc., including as Vice President of Marketing Development.

James J. Brennan. Age 61. Mr. Brennan has served as the Secretary and General Counsel of the Bank since 2000 and of the Company since its formation in 2004, and held the same positions with BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 2000 to 2005. Mr. Brennan also serves as the Executive Vice President of the Corporate Affairs Division of the Company and the Bank. Mr. Brennan was a practicing attorney from 1975 until 2000. Prior to joining the Bank and its parent companies, he was a partner in the law firm of Barack Ferrazzano Kirschbaum & Nagelberg, Chicago, Illinois, and was the Co-Chairman of the firm’s Financial Institutions Group and a member of its Management Committee. Mr. Brennan is also a director of Financial Assurance Services.

Christa N. Calabrese. Age 63. Ms. Calabrese has served as the President of the Bank’s Northern Region since 2001. She served as the Chief Lending Officer of Success National Bank from 1992 until it was acquired by the Company in 2001, and during that time she held the offices of Executive Vice President and Senior Vice President. Ms. Calabrese was an Asset Specialist with the Resolution Trust Corporation from 1990 to 1992 and held commercial lending positions with several Chicago area community banks from 1969 to 1990.

Paul A. Cloutier, C.P.A. Age 48. Mr. Cloutier has served as the Chief Financial Officer and Treasurer of the Company since its formation in 2004, of the Bank since 1991, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Cloutier also serves as the Executive Vice President of the Finance Division of the Company and the Bank. He is a registered certified public accountant in the State of Michigan and is a member of the American Institute of Certified Public Accountants. Prior to joining the Bank and its parent companies, he was a Senior Tax Associate with Coopers & Lybrand.

William J. Deutsch, Jr. Age 44. Mr. Deutsch has served as the President of the Bank’s National Commercial Leasing Division since January 2011, and served as the Senior Vice President of National Commercial Leasing since 2002. Prior to joining the Bank, Mr. Deutsch was the Senior Vice President – Lease Finance Group for the First Bank of Highland Park.

John G. Manos. Age 51. Mr. Manos has served as the President of the Bank’s Southern Region since 2006. He has held various positions with the Bank since 1999, including Senior Vice President, Vice President and Senior Vice President of Regional Commercial Banking. Prior to joining the Bank, Mr. Manos was the Manager – Commercial Lending for Preferred Mortgage Associates.

Audit Committee

The Board of Directors of the Company has an Audit Committee that is currently comprised of Messrs. Hausmann (Chairman), Koopmans, and Wells. Each is an “independent” director as defined in Rule 5605(a)(2) of the listing standards of the NASDAQ Stock Market and Rule 10A-3 of the Securities and Exchange Commission. The Board of Directors has determined that Messrs. Hausmann and Koopmans both qualify as an “audit committee financial expert” as currently defined in the regulations of the Securities and Exchange Commission (“SEC”).

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s executive officers, directors and beneficial owners of greater than 10% of the outstanding shares of the Company’s common stock are required to file reports with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Company’s common stock. SEC rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on the Company’s review of ownership reports required to be filed for the year ended December 31, 2011, no executive officer, director or 10% beneficial owner of shares of the Company’s common stock failed to file any required ownership report on a timely basis during this period.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of the Company’s Code of Ethics was previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company has also adopted a Code of Business Conduct pursuant to the listing standards of the NASDAQ Stock Market that applies generally to the Company’s directors, officers, and employees. The Code of Ethics for Senior Financial Officers and the Code of Business Conduct have been reviewed annually by the Board of Directors since the time of their adoption and the reviews have not resulted in any revisions.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes the Company’s compensation philosophy and policies for 2011 as applicable to the executive officers named in the Summary Compensation Table. This section explains the structure and rationale associated with each material element of the named executive officers’ compensation, and it provides context for the more detailed disclosure tables and specific compensation amounts provided in the following section. It is important to note that the Company and the Bank share an executive management team, and except for awards made pursuant to the Company’s 2006 Equity Incentive Plan (the “2006 EIP”), the members of the executive management team are compensated by the Bank rather than the Company, and the Company reimburses the Bank for their services to the Company through intercompany expense allocations. The compensation packages of the named executive officers are determined and approved by the Human Resources Committee based upon each officer’s performance and roles for both the Company and the Bank.

Role of the Human Resources Committee of the Board of Directors

Pursuant to its Charter, the Human Resources Committee is directly responsible for the execution of the Board of Directors’ responsibilities with respect to compensation, performance evaluation and succession planning for the Company’s Chief Executive Officer and other named executive officers. The Human Resources Committee is also responsible for the submission of an annual report on executive compensation to the Board of Directors for inclusion in the Company’s Annual Report on Form 10-K. During 2011 the Human Resources Committee was comprised of Messrs. Schudt (Chairman), Hausmann and Wherfel, each of whom is expected to serve on the committee through the conclusion of the Company’s Annual Meeting of Stockholders on June 26, 2012. Each of the members of the Human Resources Committee is considered “independent” according to the listing standards of the NASDAQ Stock Market, an “outside” director pursuant to Section 162(m) of the Internal Revenue Code, and a “non-employee” director under Section 16 of the Securities Exchange Act of 1934.

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

•	encourage a consistent and competitive return to stockholders over the long-term;

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

For 2011, the Human Resources Committee considered the Company’s and the Bank’s performance within the context of the 2011 business plan and management’s overall performance, weighing numerous factors within and outside of management’s control.

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

For purposes of comparative analysis in assessing performance, the Company generally considers commercial banks and savings institutions of similar asset size. The group of comparative institutions used in 2011 generally, but not exclusively, included local financial institutions with total assets of $1 billion to $10 billion. Given the ever-changing landscape within the banking industry, there is no specifically defined group of companies that is utilized for this analysis. The local financial institutions that were considered in 2011 included Taylor Capital Group, Inc. (TAYC), First Midwest Bancorp, Inc. (FMBI), MB Financial, Inc. (MBFI), Wintrust Financial Corporation (WTFC), PrivateBancorp Inc. (PVTB) and CFS Bancorp, Inc. (CITZ).

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

Information Resources and Role of Compensation Consultants. In reviewing current and proposed compensation levels for named executive officers, the Human Resources Committee considers the organizational structure and composition of the Company and the Bank, external information from public sources on peer and competitor compensation practices and levels and other information it deems relevant to its responsibilities. The Human Resources Committee continued to have access to its own outside counsel and compensation consultant during 2011. The Human Resources Committee engaged Frederic W. Cook & Co. to assist in the preparation of the compensation aspects of reports filed with the SEC and to be available for consultations with outside counsel to the Human Resources Committee, but did not engage an independent compensation consultant for any other specific purpose in the 2011 review process because it believed it had sufficient information from external, independent public sources to execute its responsibilities.

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

Base Salary. Generally, base salary levels are established based on job descriptions and responsibilities, either temporary or permanent in nature (including any revisions or proposed revisions thereto), competitive conditions and general economic trends in the context of the Bank’s financial and franchise condition, and performance. No surveys were used to establish base salaries during 2011. The Human Resources Committee determined that, based on the Company’s operating results for the year ended December 31, 2011, the base compensation of the Company’s three most highly compensated named executive officers would not be increased in 2012, and consistent with the Company’s general base compensation practices for 2012, the base compensation of the remaining two named executive officers would be increased by 2.5%. In 2011, the base salaries of the Chief Financial Officer and the Executive Vice President—General Counsel were increased by 5%. No other increases were made to the base salaries of the named executive officers in 2011.

In 2012, the base salaries for the named executive officers are as follows:

Name	Position	2012 Base Salary(1)
F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	$405,804

Paul A. Cloutier	Executive Vice President and Chief Financial Officer	$271,998

James J. Brennan	Executive Vice President, Corporate Secretary and General Counsel	$325,468

Christa N. Calabrese	Northern Regional President	$232,477

Gregg T. Adams	Executive Vice President, Marketing and Sales	$230,625

(1)	Base salary is effective as of March 26, 2012, except that the base salaries for Messrs. Cloutier and Brennan did not change in 2012 and the base salary for Mr. Gasior did not change and has remained the same since 2009.

Non-Equity Incentive Plan Compensation. Annual cash incentive compensation reflects the relative achievement of the strategic, financial and management objectives established by the business plan, management’s responses to unforeseen circumstances or conditions that materially differ from those originally assumed, and the individual performance factors established for the Chief Executive Officer, Chief Financial Officer and each Regional President. Annual cash incentive compensation is generally established as a range of possible awards based on a percentage of base salary. Other factors considered include recent changes or proposed changes to base salary or other compensation elements, as well as competitive considerations. The Human Resources Committee determined that, based on the Company’s operating results for the year ended December 31, 2011, no cash incentive compensation would be paid to the Company’s named executive officers, including the Chief Executive Officer, Chief Financial Officer and the Regional Presidents, for the year ended December 31, 2011.

The Company prepared performance- and risk-based incentive compensation matrices for the Chief Executive Officer, the Chief Financial Officer and each Regional President. Taken together, these matrices incorporate direct relationships of the Company’s principal risk exposures and performance based on the Human Resources Committee’s assessments. The matrices were not utilized to evaluate the eligibility of the Chief Executive Officer, the Chief Financial Officer and the Regional Presidents for cash incentive compensation for the year ended December 31, 2011 due to the Human Resources Committee’s determination that no cash incentive compensation would be paid to the Company’s named executive officers, including the Chief Executive Officer, Chief Financial Officer and Regional Presidents, for the year ended December 31, 2011.

Bonus. In 2011, the Company’s business plan assumptions included a total annual bonus payment cash pool between 5% and 10% of base salary for named executive officers other than the Chief Executive Officer, the Chief Financial Officer and the Regional Presidents. Provided that, if and as applicable, the Company’s overall financial performance was generally consistent with the overall projected business plan results (taking into consideration factors both within and outside of the Company’s and the executive officers’ control), the annual performance review process may result in an award based on an assessment of the named executive officer’s execution of their applicable responsibilities. The Company does not use an empirical mathematical formula to determine the amount of the actual annual cash incentive compensation for these bonuses. The Human Resources Committee determined that, based on the Company’s operating results for the year ended December 31, 2011, no bonuses would be paid to the Company’s other named executive officers for the year ended December 31, 2011.

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

No equity awards were granted to any named executive officer in 2011. The Human Resources Committee believes that the establishment of equity-based compensation programs has been an important tool for the retention and attraction of qualified management talent.

Share Ownership Guidelines. In the absence of difficult personal circumstances, the Human Resources Committee encourages the Chief Executive Officer and the other named executive officers of the Company to acquire with their own funds and hold a position in Company shares at least equal to 100% of the executive’s three-year average annual cash compensation. At December 31, 2011, all of the Company’s named executive officers met all elements of the Human Resources Committee’s share ownership guidelines.

401(k) Plan. The Company has a tax-qualified defined contribution retirement plan covering all of its eligible employees. Employees are eligible to participate in the plan after attainment of age 21 and completion of six months of service. Effective April 1, 2007, the Board of Directors amended the match component of the plan to provide a fixed match in the amount of 50% of the first 6% of compensation deferred under the plan. The Board of Directors amended the match formula after considering the significant benefit provided to all eligible employees under the Bank’s ESOP. The Company could also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $414,482 were made to the 401(k) plan for 2011. All reasonable administrative expenses incurred by the Plan were paid by the Plan.

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

Contributions to the ESOP, and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan, and consistent with historical practices, are allocated among ESOP participants on the basis of compensation in the year of allocation. Benefits under the plan become fully vested upon completion of five years of credited service, with credit given to participants for years of credited service with the Bank prior to the adoption of the plan. However, employees retained through the merger of Downers Grove National Bank into the Bank were credited with service beginning on the date they first became employed by the Bank. A participant’s interest in his or her account under the plan also fully vests in the event of termination of service due to a participant’s early or normal retirement, death, disability, or upon a change of control (as defined in the plan). Vested benefits are payable in the form of shares of common stock and/or cash. Any unvested benefits will be forfeited upon termination of employment in accordance with the terms of the ESOP. Such forfeited amounts remain in the ESOP and are reallocated to remaining participants in accordance with the terms of the ESOP. The Bank’s contributions to the ESOP are discretionary, subject to the loan terms and tax law limits. The ESOP will terminate in the event of a change of control (as defined in the plan). All reasonable administrative expenses incurred by the Plan were paid by the Plan.

All Other Compensation and Perquisites. The Human Resources Committee reviews and monitors the level of other compensation and perquisites offered to the named executive officers in the context of current business operations and general market practices. Excluding the effects of the Bank’s contributions for the health, vacation, 401(k) and ESOP benefits available to all full-time employees and the Bank’s reimbursement of the after-tax premium costs for disability insurance coverages, the Human Resources Committee generally believes that other compensation and perquisites should not exceed 10% of each named executive officer’s total annual cash compensation. The Company’s perquisite policy was amended in 2007 to reflect this limitation. As of December 31, 2011, the Company’s compensation practices with respect to other compensation and perquisites met this standard.

Conclusions for Year Ended December 31, 2011

Executive Summary. The following is a brief summary of the compensation decisions the Human Resources Committee made with respect to the named executive officers for 2011 and 2012:

•	No cash incentive compensation payments or bonuses were awarded to the named executive officers for the year ended December 31, 2011 and no equity awards were granted.

•

On March 26, 2012, the base salaries of the Northern Regional President and the Executive Vice President of Marketing and Sales increased by 2.5%, consistent with the Company’s general base compensation practices for 2012. No other increases were made to the base salaries of the named executive officers in 2012.

•

In 2011, the base salaries of the Chief Financial Officer and the Executive Vice President—General Counsel were increased by 5%. No other increases were made to the base salaries of the named executive officers in 2011.

Review of Chief Executive Officer. The Human Resources Committee met outside the presence of management to review the Chief Executive Officer’s performance in the context of the approved business plan, and the extent to which established strategic, financial and management objectives were realized during 2011. The Human Resources Committee also evaluated the overall state of the Company’s franchise and strategic position, capabilities and direction consistent with the Chief Executive Officer’s execution of his leadership and planning responsibilities. The Human Resources Committee determined that, based on the Company’s operating results for the year ended December 31, 2011, no cash incentive compensation would be paid to the Company’s named executive officers, including the Chief Executive Officer, for the year ended December 31, 2011, and that the base compensation of the Company’s three most highly compensated named executive officers, including the Chief Executive Officer, would not be increased in 2012. Because of this decision, the Human Resources Committee did not utilize a performance- and risk- based incentive compensation matrix to evaluate the eligibility of the Chief Executive Officer for cash incentive compensation or an increase in base compensation. The Board of Directors, with Mr. Gasior not participating, ratified the actions of the Human Resource Committee with respect to the Chief Executive Officer.

The performance- and risk-based incentive compensation matrix that has historically been used to evaluate the eligibility of the Chief Executive Officer for cash incentive compensation or an increase in base compensation encompasses five separately weighted performance areas – core earnings per share (25%), internal controls (25%), asset quality (25%), marketing and business development (15%), and leadership and planning (10%), and has been used. For the matrix that was originally established for the year ended December 31, 2011, there were no predetermined numerical criteria for asset quality, leadership and planning or marketing and business development. The predetermined criterion for internal controls was the absence of significant or material deficiencies. The core earnings per share target and the actual results of the year ended December 31, 2011, are set forth in the table below.

CATEGORY	2011 Performance	2011 Plan
Earnings Per Share

Earnings (Loss) Per Share	$(2.46)	$0.29

Core Earnings (Loss) Per Share, including goodwill and deferred tax asset charges(1)	(2.48)	0.23

Core Earnings (Loss) Per Share, excluding goodwill and deferred tax asset charges(1)	(0.32)	N/A

(1)	For the purposes of the 2011 Business Plan, core earnings per share represented projected earnings per share adjusted for the after-tax effect of bargain purchase gain, accreted interest income, certificates of deposit yield adjustment and one-time expenses related to the acquisition of Downers Grove National Bank, equity-based compensation and the amortization of intangible expenses. The definition did not contemplate goodwill impairment charges or reserves for deferred tax assets.

Review of the Chief Financial Officer. The Human Resources Committee met outside the presence of management to review the performance of the Chief Financial Officer. Because of its decision not to award cash incentive compensation to any named executive officers, including the Chief Financial Officer, for the year ended December 31, 2011, or to increase the base compensation of the Company’s three most highly compensated named executive officers, including the Chief Financial Officer, in 2012, the Human Resources Committee did not utilize a performance- and risk- based incentive compensation matrix to evaluate the eligibility of the Chief Financial Officer for cash incentive compensation or an increase in base compensation. The Board of Directors, with Mr. Gasior not participating, ratified the actions of the Human Resource Committee with respect to the Chief Financial Officer.

The performance- and risk- based incentive compensation matrix for the Chief Financial Officer has historically encompassed five separately weighted performance areas – core earnings per share (5%), internal controls (25%), asset quality – securities (30%), liquidity and interest rate risk (30%), and leadership and planning (10%), and has been used to arrive at the cash incentive compensation for which the Chief Financial Officer was eligible to receive as a percentage of base salary. For the matrix that was originally established for the year ended December 31, 2011, there were no predetermined numerical criteria for asset quality, leadership and planning or liquidity and interest rate risk. The predetermined criterion for internal controls was the absence of significant or material deficiencies. The core earnings per share target and the actual results of the year ended December 31, 2011 were the same as those that were established for the Chief Executive Officer, as reflected in the above table.

Review of the Northern Regional President. The Human Resources Committee met outside the presence of management to review the performance of the Northern Regional President. Because of its decision not to award cash incentive compensation to any named executive officers, including the Northern Regional President, for the year ended December 31, 2011, the Human Resources Committee did not utilize a performance- and risk- based incentive compensation matrix to evaluate the eligibility of the Northern Regional President for cash incentive compensation. The performance- and risk- based incentive compensation matrix for the Northern Regional President has historically encompassed six weighted performance areas – customer service (25%), asset quality (25%), loan growth (15%), deposit growth (15%), internal controls (10%) and leadership and planning (10%), and has been used to arrive at the cash incentive compensation for which the Northern Regional President was eligible to receive as a percentage of base salary. For the matrix that was originally established for the year ended December 31, 2011, there were no predetermined numerical criteria for asset quality, loan growth, deposit growth or leadership and planning. The Human Resources Committee further concluded that, consistent with the Company’s general base compensation practices for 2012, a 2.5% base compensation increase was appropriate for the Regional President in 2012. The Board of Directors, with Mr. Gasior not participating, ratified the actions of the Human Resource Committee with respect to the Northern Regional President.

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

Review of Executive Vice President – General Counsel. Because of its decision not to award bonuses to any named executive officers, including the Executive Vice President – General Counsel, for the year ended December 31, 2011, or to increase the base compensation of the Company’s three most highly compensated named executive officers in 2012, including the Executive Vice President – General Counsel, the Human Resources Committee did not award cash incentive compensation to, or increase the base compensation of, the Executive Vice President – General Counsel. The Board of Directors, with Mr. Gasior not participating, ratified the actions of the Human Resource Committee with respect to the Executive Vice President – General Counsel.

Review of Executive Vice President – Marketing & Sales. Because of its decision not to award bonuses to any named executive officers, including the Executive Vice President – Marketing & Sales, for the year ended December 31, 2011, the Human Resources Committee did not award cash incentive compensation to the Executive Vice President – Marketing & Sales. The Human Resources Committee further concluded that, consistent with the Company’s general base compensation practices for 2012, a 2.5% base compensation increase was appropriate for the Executive Vice President – Marketing & Sales. The Board of Directors, with Mr. Gasior not participating, ratified the actions of the Human Resource Committee with respect to the Executive Vice President – Marketing & Sales.

Reasonableness of Compensation

After considering all components of the compensation program for the named executive officers, the Human Resources Committee has determined that such compensation is reasonable and appropriate.

The incentive compensation programs for the Chief Executive Officer, the Chief Financial Officer and the Regional Presidents include both asset quality and internal control risk measurements. Similar controls exist within the incentive compensation plans for non-executive officers and employees of the Company, as applicable. In addition, the measurement and review of the asset quality and internal controls performance are separated from the applicable business operations, including audits by the Company’s Internal Audit Division, the Company’s independent external audit firm and other third-party independent reviews. Finally, the overall system of internal controls is robust and provides multiple levels of controls to reasonably detect and prevent instances of excessive risk taking within the organization.

Tax and Accounting Treatment

Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code limits the tax deduction to $1 million for compensation paid to certain executive officers of public companies. The limitations on the deductibility of executive compensation imposed under Section 162(m) did not affect the Company during 2011 because the compensation paid to the Company’s executive officers in 2011 did not exceed these limitations. The 2006 EIP provides the Human Resources Committee with flexibility to address issues that may arise under Section 162(m), and contains provisions that could be utilized to reduce its potential adverse effects.

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

HUMAN RESOURCES COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A and in BankFinancial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

This report has been provided and is respectfully submitted by the Human Resources Committee:

Joseph A. Schudt, Chairman

John M. Hausmann

Glen R. Wherfel

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s other three most highly compensated executive officers who served in such capacities during 2011:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Stock Awards	Option Awards(1)	All Other Compensation(2)	Total Compensation
F. Morgan Gasior	2011	$405,804	$—	$—	$—	$—	$39,877	$445,681
Chairman of the Board,	2010	405,804	—	—	—	—	43,330	449,134
Chief Executive Officer and President	2009	403,520	—	—	—	—	42,610	446,130

Paul A. Cloutier	2011	$269,009	$—	$—	$—	$—	$34,878	$303,887
Executive Vice President	2010	259,046	—	—	—	—	43,551	302,597
and Chief Financial Officer	2009	257,588	—	20,724	—	—	43,235	321,547

James J. Brennan	2011	$321,891	$—	$—	$—	$—	$30,171	$352,062
Executive Vice President,	2010	309,969	—	—	—	—	37,984	347,953
Corporate Secretary and General Counsel	2009	308,224	50,000	—	—	—	37,661	395,885

Christa N. Calabrese	2011	$226,807	$—	$—	$—	$—	$25,549	$252,356
Regional President	2010	226,807	—	12,000	—	—	31,482	270,289
	2009	225,530	—	18,145	—	—	32,002	275,677

Gregg T. Adams	2011	$225,000	$—	$—	$—	$—	$25,630	$250,630
Executive Vice President,	2010	225,000	14,000	—	—	—	31,311	270,311
Marketing and Sales	2009	221,678	22,500	—	—	—	30,959	275,137

(1)	On September 2, 2011, the Board extended the expiration date of certain outstanding stock options held by the named executive officers to September 5, 2012. The incremental fair value of the stock option extension was calculated in accordance with ASC Topic 718 and deemed immaterial. The assumptions used in calculating these amounts are set forth in Note 13 to our Financial Statements for the year ended December 31, 2011, which is located on pages 115 through 117 of our Annual Report on
Form 10-K.
(2)	All other compensation for the named executive officers during fiscal 2011 is summarized below:

Name	Perquisites(i)	Insurance(ii)	Tax Reimbursement(iii)	401(k) Match	ESOP Contribution(iv)	Total “All Other Compensation”
F. Morgan Gasior	$19,131	$2,486	$1,620	$7,350	$9,290	$39,877
Paul A. Cloutier	$15,525	$1,643	$1,070	$7,350	$9,290	$34,878
James J. Brennan	$10,335	$1,935	$1,261	$7,350	$9,290	$30,171
Christa N. Calabrese	$6,503	$1,457	$949	$7,350	$9,290	$25,549
Gregg T. Adams	$6,600	$1,447	$943	$7,350	$9,290	$25,630

Footnotes on following page.

(i)	Includes use of an automobile or an automobile allowance, and in the case of Messrs. Gasior, Cloutier and Brennan, club dues.
(ii)	Consists of premiums paid by the Company during the fiscal year with respect to additional short- and long-term disability insurance for each named executive officer. Certain amounts were paid by the executive and reimbursed by the Company under employment agreement provisions that reduce, on a dollar-for-dollar basis, the Bank’s obligations under such executive’s employment agreement in the event of the executive’s death or disability by the amount of insurance proceeds received by the executive’s named beneficiary.
(iii)	Reflects reimbursement for income and employment taxes incurred by the executive as a result of the insurance premiums paid by the executive and reimbursed by the Company. See note (ii) above and discussion below for additional information.
(iv)	Includes the Bank’s contribution to the executive’s ESOP account plus any amounts reallocated as a result of forfeitures by terminated ESOP participants.

Plan-Based Awards.

The following table sets forth for the year ended December 31, 2011 certain information as to grants of plan-based awards for the named executive officers under the terms of the Executive Incentive Compensation Plan. For the year ended December 31, 2011, no payments were made. Please refer to the “Summary Comparison Table” for details.

Name	Grant	Estimated Future/Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Date	Threshold	Target	Maximum	Options(2)	Awards	Awards (2)
F. Morgan Gasior(1)		$—	$20,290	$40,580
	9/2/11				200,000	$17.62	$—
	9/2/11				100,000	14.82	—
Paul A. Cloutier(1)		$—	$13,450	$26,901
	9/2/11				85,000	$17.62	$—
	9/2/11				66,000	14.82	—
James J. Brennan	9/2/11				85,000	$17.62	$—
	9/2/11				80,667	14.82	—
Christa N. Calabrese(1)		$—	$11,340	$22,681			$—
	9/2/11				85,000	$17.62	—
	9/2/11				51,334	14.82	—
Gregg T. Adams	9/2/11				85,000	$17.62	$—

(1)	On an annual basis, Messrs. Gasior, Cloutier and Ms. Calabrese are eligible to receive incentive cash payments under the Executive Incentive Compensation Plan. Messrs. Brennan and Adams do not participate in the plan.
(2)	On September 2, 2011, the Board extended the expiration date of certain outstanding stock options held by the named executive officers to September 5, 2012. The incremental fair value of the stock options was calculated in accordance with ASC Topic 718 and deemed immaterial. The assumptions used in calculating these amounts are set forth in Note 13 to our Financial Statements for the year ended December 31, 2011, which is located on pages 115 through 117 of our Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the exercisable and unexercisable stock options at December 31, 2011 held by the individuals named in the summary compensation table. On September 2, 2011, the Human Resources Committee and the Board of Directors of the Company approved a one year extension of stock options granted in prior years that were scheduled to expire in September and December 2011. The extension only involved the expiration date of the stock options and did not affect their other terms.

	Option Awards
Name	# of Securities Underlying Unexercised Options Exercisable	Option Exercise Price ($)	Option Expiration Date
F. Morgan Gasior	125,000	$17.62	9/5/2012
	75,000	17.62	9/5/2012
	100,000	14.82	9/5/2012
Paul A. Cloutier	85,000 60,000 6,000	$17.62 14.82 14.82	9/5/2012 9/5/2012 9/5/2012
James J. Brennan	85,000 80,667	$17.62 14.82	9/5/2012 9/5/2012
Christa N. Calabrese	85,000 46,667 4,667	$17.62 14.82 14.82	9/5/2012 9/5/2012 9/5/2012
Gregg T. Adams	85,000	$17.62	9/5/2012

Option Exercises and Stock Vested During 2011

No options were exercised by and no restricted stock awards vested for the named executive officers during 2011.

Potential Payments upon Termination or Change of Control

The following table sets forth information concerning potential payments and benefits under the Company’s compensation programs and benefit plans to which the named executive officers would be entitled upon a termination of employment as of December 31, 2011. As is more fully described below, the named executive officers entered into employment agreements with the Company and/or the Bank, as applicable (each, an “Employment Agreement”), which provide for payments and benefits to a terminating executive officer following a termination other than for “cause” or by resignation. In addition, award agreements under the 2006 EIP (the “Award Agreements”) provide for the accelerated vesting of unvested awards in similar circumstances, and in addition, upon the occurrence of a change of control of the Company. Except for the payments and benefits provided by the Employment Agreements and the Award Agreements, all other payments and benefits provided to any named executive officer upon termination of his or her employment are the same as the payments and benefits provided to other eligible executives of the Bank. For purposes of estimating the value of certain equity awards, the Company has assumed a price per share of the Company’s common stock of $5.52, which was the closing price of the Company’s common stock on December 30, 2011, the last trading day of the year.

	Potential Payments Upon Termination or Change of Control	Termination by the Bank			Other Types of Termination
Executive		For Cause	For Disability(1)	Without Cause(2)	By Resignation	For Good Reason(2)	Upon Death(1)	Change of Control (3)
F. Morgan Gasior	Cash payments	$—	$920,409	$1,222,478	$—	$1,222,478	$920,409	$1,222,478
	Accelerated Equity Awards	—	—	—	—	—	—	—
	Continued Benefits	—	15,368	20,491	—	20,491	15,368	20,491
Paul A. Cloutier	Cash payments	$—	$622,982	$824,079	$—	$824,079	$622,982	$824,079
	Accelerated Equity Awards	—	—	—	—	—	—	—
	Continued Benefits	—	25,338	33,784	—	33,784	25,338	33,784
James J. Brennan	Cash payments	$—	$756,605	$1,022,435	$—	$1,022,435	$756,605	$1,022,435
	Accelerated Equity Awards	—	—	—	—	—	—	—
	Continued Benefits	—	15,368	20,491	—	20,491	15,368	20,491
Christa N. Calabrese	Cash payments	$—	$532,738	$731,712	$—	$731,712	$532,738	$731,712
	Accelerated Equity Awards	—	—	—	—	—	—	—
	Continued Benefits	—	11,820	15,760	—	15,760	11,820	15,760
Gregg T. Adams	Cash payments	$—	$288,600	$288,600	$—	$288,600	$288,600	$288,600
	Accelerated Equity Awards	—	—	—	—	—	—	—
	Continued Benefits	—	8,538	8,538	—	8,538	8,538	8,538

(1)	For each named executive officer, except Mr. Adams, cash payments include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary the executive would have received from the date of termination through the end of his/her employment period. The cash payments for Mr. Adams include a prorated annual cash incentive compensation for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary he would have received from the date of termination through the end of his employment period. The intrinsic value of accelerated equity awards is zero for all named executive officers based on the closing stock price on December 30, 2011 of $5.52. Continued benefits reflect the incremental cost of core benefits to the Company during the executive’s remaining employment period based on actual cost for 2011. Excludes any reduction in benefit as a result of disability insurance or federal social security disability payments.
(2)	For each named executive officer, except Mr. Adams, cash payments include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution, and three times the executive’s three-year average cash compensation. The cash payments for Mr. Adams includes a prorated annual cash incentive compensation for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary he would have received from the date of termination through the end of his employment period. The intrinsic value of accelerated equity awards is zero for all named executive officers based on the closing stock price on December 30, 2011 of $5.52. Continued benefits reflect the incremental cost of core benefits to the Company for 36 months based on the actual cost for 2011 except for Mr. Adams, whose continued benefits reflect the incremental cost of core benefits to the Company during his remaining employment period.
(3)	The payments reflected in this column assume the executive terminated for good reason in connection with a change of control. For each named executive officer, except Mr. Adams, cash payments include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution, and three times the executive’s three-year average cash compensation. The cash payments for Mr. Adams includes a prorated annual cash incentive compensation for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary he would have received from the date of termination through the end of his employment period. The intrinsic value of accelerated equity awards is zero for all named executive officers based on the closing stock price on December 30, 2011 of $5.52. Continued benefits reflect the incremental cost of core benefits to the Company for 36 months based on the actual cost for 2011 except for Mr. Adams, whose continued benefits reflect the incremental cost of core benefits to the Company during his remaining employment period. If applicable, executive severance benefits are reduced to avoid constituting an “excess parachute payment” under Section 280G of the Internal Revenue Code. No reduction in benefits was required as of the assumed December 31, 2011 termination date.

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

Employment Agreements. The Bank entered into employment agreements with each of Messrs. Gasior, Brennan, Cloutier, and Adams in 2003. In addition, in August 2004, the Bank entered into an employment agreement with Ms. Calabrese that is substantially similar to the employment agreements for the other four named executive officers. The employment agreements with Messrs. Gasior, Cloutier, Brennan and Adams and Ms. Calabrese were amended and restated in May 2008, principally to ensure compliance with Section 409A of the Internal Revenue Code. Each employment agreement had an initial term of 36 months (other than Mr. Adams’ employment agreement, which had an initial term of 24 months) that can be extended each year for an additional year, at the discretion of the Board of Directors.

The Board of Directors of the Bank most recently reviewed the Bank’s employment agreements with Messrs. Gasior, Cloutier, Brennan, and Adams, and Ms. Calabrese. On March 28, 2012, the Board of Directors approved the extension of the terms of the Bank’s employment agreements with Messrs. Gasior, Cloutier, and Brennan, and Ms. Calabrese through March 31, 2015, and the extension of the Bank’s employment agreement with Mr. Adams through March 31, 2014.

Under the employment agreements, the Bank will pay the executive officers the base salary as reflected in the Bank’s payroll records, subject to discretionary increases by the Board of Directors. The 2011 base salaries for Messrs. Gasior, Cloutier, Brennan and Adams were $405,804, $271,998, $325,468 and $225,000, respectively, and the 2011 base salary for Ms. Calabrese was $226,807. The employment agreements provide that the base salary may be increased but not decreased. The employment agreements also provide that the executive officer will receive the use of an automobile or an automobile allowance and the payment of designated club dues, provided that, in a given year, these payments may not, in the aggregate, exceed ten percent of the executive officer’s cash compensation. The employment agreements further provide that the executive officer is entitled to participate with other executive officers in non-equity short-term incentive compensation and discretionary non-equity bonuses declared by the Board. In addition to base salary and bonus, the employment agreements provide for, among other things, participation in a Section 125 cafeteria plan, group medical, dental, vision, disability and life insurance plans, referred to as the core plans, 401(k) plan, the ESOP and other employee and fringe benefits applicable to executive personnel.

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

In October 2008, the Company entered into employment agreements with Messrs. Gasior, Cloutier and Brennan. The employment agreements have three-year terms and, except as discussed below, are otherwise substantially similar to the respective employment agreements that these individuals have with the Bank. The Board of Directors of the Company most recently reviewed the Company’s employment agreements with Messrs. Gasior, Cloutier and Brennan and approved the extension of their terms through March 31, 2015.

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

Compensation of Directors

Directors’ Fees. All directors of the Company are also directors of the Bank. Except for Mr. Gasior, who receives no fees for serving as a director, committee chairperson or committee member, the directors of the Bank received an annual Board fee of $2,000 per month for preparing for and attending meetings of the Board of Directors of the Bank during 2011. Except for the Audit Committee, the Bank did not pay its directors a separate fee during 2011 for serving on board committees. The members of the Audit Committee were paid an Audit Committee fee during 2011 because the Audit Committee is a required entity with separate responsibilities established by applicable laws and regulations. During 2011, the Bank paid an Audit Committee fee of $1,000 per quarter to Mr. Hausmann (the Chairman of the Audit Committee), and $800 per quarter to Mr. Wells (a member of the Audit Committee).

The Company did not separately compensate the members of its Board of Directors during 2011 for preparing for and attending meetings of the Board of Directors of the Company. A portion of the Board fees that the Bank paid to its directors, however, was allocated to the Company in the intercompany expense allocations that were made between the Company and the Bank during 2011. The Company paid an Audit Committee fee of $800 per quarter to Mr. Koopmans during 2011 for serving on the Company’s Audit Committee, but did not compensate the other members of the Audit Committee due to the Audit Committee fee that they received from the Bank. The Company also partially reimbursed Mr. Koopmans for his travel expenses for attending meetings of the Company’s Board of Directors.

The Board of Directors fee and the Audit Committee fees for 2011 were unchanged from 2010. The Board fees for 2011 and Audit Committee fees for 2011 have been taken into account in the intercompany expense allocations between the Company and the Bank.

Equity-Based Compensation. The 2006 EIP established a mechanism by which awards of restricted stock or stock options could further align the financial interests of the directors of the Company and the Bank with stockholders and, in the future, provide an additional means to attract, retain and reward individuals who can and do contribute to the success of the Company. The Board of Directors granted long-term equity-based compensation awards (consisting of both restricted stock and stock options) to its members in 2006 and in 2007 and 2010 for Ms. Francis. The 2010 grant to Ms. Francis was awarded based on her years of service consistent with the director equity participation in the 2006 Equity Incentive Plan. Awards under the 2006 EIP were based in part on a member’s experience and on each member’s responsibilities as assigned by the Board of Directors.

The Board of Directors also established share ownership guidelines for directors applicable both to personally-acquired shares and shares acquired through the 2006 EIP. In general, absent difficult personal financial circumstances, the Board of Directors encourages each director in office at least one year to hold a position in Company shares equal to at least 50% of a director’s annual director’s fees. At December 31, 2011, all eligible directors and all directors as a group significantly exceeded this ownership position. In addition, the Human Resources Committee encourages directors to retain all shares granted under the 2006 EIP. At December 31, 2011, the Company’s directors retained 100% of their vested 2006 EIP restricted shares.

The table below provides information on 2011 compensation for directors who served in 2011.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Cassandra J. Francis	$24,000	$—	$24,000
John M. Hausmann, C.P.A.	$28,000	$—	$28,000
Sherwin R. Koopmans	$27,200	$—	$27,200
Joseph A. Schudt	$24,000	$—	$24,000
Terry R. Wells	$27,200	$—	$27,200
Glen R. Wherfel, C.P.A.	$24,000	$—	$24,000

(1)	On September 2, 2011, the expiration date of certain outstanding stock options held by the directors was extended to September 5, 2012. The incremental fair value of the stock option extension was calculated in accordance with ASC Topic 718 and deemed immaterial. The assumptions used in calculating these amounts are set forth in Note 13 to our Financial Statements for the year ended December 31, 2011, which is located on pages 115 through 117 of our Annual Report on Form 10-K.

The table below shows each current non-employee director’s outstanding equity awards as of December 31, 2011.

		Option Awards
Name	Stock Awards	Exercisable
Cassandra J. Francis	4,334	49,664
John M. Hausmann, C.P.A	—	78,664
Sherwin R. Koopmans	—	66,664
Joseph A. Schudt	—	78,664
Terry R. Wells	—	70,664
Glen R. Wherfel, C.P.A	—	63,664

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

The following table sets forth, as of March 31, 2012, certain information as to the beneficial ownership of shares of the Company’s common stock by: (i) those persons or entities known by the Company to beneficially own more than 5% of the Company’s outstanding shares of common stock; (ii) each director and nominee for election as director; (iii) each named executive officer of the Company; and (iv) all directors and executive officers of the Company and the Bank as a group. The address for each individual listed below is: care of BankFinancial Corporation, 15W060 North Frontage Road, Burr Ridge, Illinois 60527. An asterisk denotes beneficial ownership of less than one percent.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)		Percent of Shares of Common Stock Outstanding
Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	2,082,221	(2)	9.88%

BankFinancial, F.S.B. Employee Stock Ownership Plan Trust 2321 Kochs Lane Quincy, Illinois 62305	1,878,002		8.91%

Dimensional Fund Advisors LP 6300 Bee Cave Road Austin, Texas 78746	1,653,533	(2)	7.85%

M3 Funds LLC 10 Exchange Place, Suite 510 Salt Lake City, Utah 84111	1,585,085	(2)	7.52%

BlackRock, Inc. 40 East 52nd Street New York, NY 10022	1,348,241	(2)	6.40%

Directors

Cassandra J. Francis	75,164	(3)	*
F. Morgan Gasior	573,504	(4)	2.65%
John M. Hausmann	135,803	(5)	*
Sherwin R. Koopmans	114,664	(6)	*
Joseph A. Schudt	182,464	(7)	*
Terry R. Wells	117,664	(8)	*
Glen R. Wherfel	124,730	(9)	*

Named Executive Officers (other than Mr. Gasior):

Paul A. Cloutier	242,711	(10)	1.14%
James J. Brennan	339,740	(11)	1.59%
Christa N. Calabrese	183,926	(12)	*
Gregg T. Adams	146,867	(13)	*

All Directors and Executive Officers (including Named Executive Officers) as a Group (13 persons)	2,495,599	(14)	10.59%

Footnotes on following page.

(1)	The information reflected in this column is based upon information furnished to us by the persons named above and the information contained in the records of our stock transfer agent. The nature of beneficial ownership for shares shown in this column, unless otherwise noted, represents sole voting and investment power and includes shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days of March 31, 2012.
(2)	Amount of shares owned and reported on the most recent Schedule 13G filings with the SEC, reporting ownership as of December 31, 2011.
(3)	Includes 4,334 shares of unvested restricted stock held in Ms. Francis’ name and 49,664 shares issuable pursuant to options held in Ms. Francis’ name.
(4)	Includes 22,243 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 8,761 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, and 300,000 shares issuable pursuant to options held in Mr. Gasior’s name. Also includes 122,500 shares held in trust for Mr. Gasior’s spouse and 2,500 shares held by Mr. Gasior’s spouse’s individual retirement account. Mr. Gasior disclaims beneficial ownership of these 125,000 shares.
(5)	Includes 78,664 shares issuable pursuant to options held in Mr. Hausmann’s name.
(6)	Includes 66,664 shares issuable pursuant to options held in Mr. Koopmans’ name.
(7)	Includes 78,664 shares issuable pursuant to options held in Mr. Schudt’s name, 67,385 shares held in trust and 30,438 shares held by an individual retirement account. In addition, includes 5,977 shares held by Mr. Schudt’s spouse’s individual retirement account. Mr. Schudt disclaims beneficial ownership of these 5,977 shares.
(8)	Includes 70,664 shares issuable pursuant to options held in Mr. Wells’ name.
(9)	Includes 63,664 shares issuable pursuant to options held in Mr. Wherfel’s name, and includes 28,566 shares held in trust and 7,500 shares held by an individual retirement account.
(10)	Includes 8,761 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan. Also, includes 151,000 shares issuable pursuant to options held in Mr. Cloutier’s name. Mr. Cloutier’s holdings include 82,950 shares of common stock subject to pledge.
(11)	Includes 80,012 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 8,761 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, 165,667 shares issuable pursuant to options held in Mr. Brennan’s name. Also includes 300 shares held by Mr. Brennan’s spouse. Mr. Brennan disclaims beneficial ownership of these 300 shares.
(12)	Includes 13,831 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 8,761 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, and 136,334 shares issuable pursuant to options held in Ms. Calabrese’s name.
(13)	Includes 31,106 shares held by the BankFinancial and Subsidiaries Associate Investment Plan, 8,761 shares held by the BankFinancial, F.S.B. Employee Stock Ownership Plan, and 85,000 shares issuable pursuant to options held in Mr. Adams’ name.
(14)	Includes 1,351,819 shares issuable pursuant to options held.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Related Persons

Neither the Bank nor the Company had any outstanding extensions of credit as of December 31, 2011 to any executive officer or directors or to a related interest of a director or executive officer other than Ms. Francis. The Bank made certain secured real estate loans to Ms. Francis and her spouse prior to Ms. Francis’ appointment as a director in 2006, and these loans were considered to be grandfathered from the Bank’s practice of not making loans to directors or executive officers. This extension of credit was made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with persons not related to the Bank, does not involve more than normal risk of collectability or present other unfavorable features, and is not past due or classified as non-accrual, restructured or a potential problem loan. The Bank’s Professional Responsibility Policy provides that no director or executive officer (as defined by the Bank’s Board of Directors) may provide goods or services to the Bank or an affiliate (which includes the Company) unless approved by the disinterested majority of the Board of Directors after full disclosure and it is determined that the arrangement is fair and appropriate. In addition, all transactions between the Bank or its affiliates and a director or executive officer must be conducted on an arm’s length basis, comply with all applicable laws and regulations and be on terms that are no more favorable to the director or executive officer than those afforded to similarly situated customers and vendors.

Director Independence

The Board of Directors has determined that, except for Mr. Gasior, who serves as the Chairman, Chief Executive Officer and President of the Company, each of the Company’s directors is “independent” as defined in Rule 5605(a)(2) of the listing standards of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe Horwath LLP during the years ended December 31, 2011 and 2010:

Audit Fees. The aggregate fees billed to the Company by Crowe Horwath for professional services rendered by Crowe Horwath for the audit of the Company’s annual financial statements and internal controls, review of the financial statements included in the Company’s Annual Reports on Form 10-K and services that are normally provided by Crowe Horwath in connection with statutory and regulatory filings and engagements were $417,320 and $367,800 during the years ended December 31, 2011 and 2010, respectively.

Audit-Related Fees. The aggregate fees billed to the Company by Crowe Horwath for assurance and related services rendered by Crowe Horwath that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “Audit Fees” above, were $36,700 and $38,000 during the years ended December 31, 2011 and 2010, respectively. The 2011 and 2010 fees were billed to the Company for services related to the Bank’s ESOP and 401(k) Plans, and in 2011 the fees were paid by the Plans. In 2011, fees totaling $15,800 were paid for the audit and review of the Bank’s Trust Department.

Tax Fees. The aggregate fees billed to the Company by Crowe Horwath for professional services rendered by Crowe Horwath for tax consultations and tax compliance were $47,000 and $55,150 during the years ended December 31, 2011 and 2010, respectively.

All Other Fees. Crowe Horwath performed professional services in the amount of $5,175 that would be considered in the all other fee category during the fiscal year ended December 31, 2011 and did not perform any professional services in the category during 2010.

Audit Committee Pre-Approval Policy. The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by Crowe Horwath, subject to the de minimus exceptions for non-audit services described in Section 10A (i) (1) (B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee pre-approved the audit related fees and tax fees described above during the years ended December 31, 2011 and 2010.

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

BANKFINANCIAL CORPORATION

Date: April 30, 2012	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)