Form 10-Q
period 2012-03-31
BankFinancial CORP
filed 2012-05-07
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. 21,072,966 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 4, 2012

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2012 and December 31, 2011

(In thousands, except share and per share data)—(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from other financial institutions	$24,037	$24,247
Interest-bearing deposits in other financial institutions	154,043	96,457

Cash and cash equivalents	178,080	120,704
Securities, at fair value	81,241	92,832
Loans held-for-sale	521	1,918
Loans receivable, net of allowance for loan losses:
March 31, 2012, $31,638 and December 31, 2011, $31,726	1,177,719	1,227,391
Other real estate owned	20,189	22,480
Stock in Federal Home Loan Bank, at cost	11,336	16,346
Premises and equipment, net	39,044	39,155
Accrued interest receivable	4,911	5,573
Core deposit intangible	3,508	3,671
Bank owned life insurance	21,333	21,207
FDIC prepaid expense	4,027	4,351
Income tax receivable	1,353	1,809
Other assets	5,875	6,138

Total assets	$1,549,137	$1,563,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits
Noninterest-bearing	144,182	142,084
Interest-bearing	1,176,398	1,190,468

Total deposits	1,320,580	1,332,552
Borrowings	9,995	9,322
Advance payments by borrowers taxes and insurance	8,136	10,976
Accrued interest payable and other liabilities	8,315	10,868

Total liabilities	1,347,026	1,363,718

Commitments and contingent liabilities

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,072,966 shares issued at March 31, 2012 and December 31, 2011	211	211
Additional paid-in capital	193,740	193,801
Retained earnings	20,072	17,946
Unearned Employee Stock Ownership Plan shares	(12,968)	(13,212)
Accumulated other comprehensive income	1,056	1,111

Total stockholders’ equity	202,111	199,857

Total liabilities and stockholders’ equity	$1,549,137	$1,563,575

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31, 2012 and 2011

(In thousands, except per share data)—(Unaudited)

	2012	2011
Interest and dividend income
Loans, including fees	$16,112	$14,410
Securities	442	822
Other	80	116

Total interest income	16,634	15,348

Interest expense
Deposits	1,214	1,900
Borrowings	26	96

Total interest expense	1,240	1,996

Net interest income	15,394	13,352
Provision for loan losses	996	2,424

Net interest income after provision for loan losses	14,398	10,928

Noninterest income
Deposit service charges and fees	557	614
Other fee income	385	382
Insurance commissions and annuities income	122	169
Gain on sale of loans, net	267	19
Loss on disposition of premises and equipment, net	—	(10)
Loan servicing fees	128	132
Amortization and impairment of servicing assets	(82)	(54)
Earnings on bank owned life insurance	126	158
Trust	184	76
Other	145	85

Total noninterest income	1,832	1,571
Noninterest expense
Compensation and benefits	6,659	6,600
Office occupancy and equipment	1,743	1,868
Advertising and public relations	94	237
Information technology	1,261	948
Supplies, telephone, and postage	430	375
Amortization of intangibles	163	382
Nonperforming asset management	1,191	455
Operations of other real estate owned	601	453
FDIC insurance premiums	348	567
Acquisition costs	—	1,531
Other	946	839

Total noninterest expense	13,436	14,255

Income (loss) before income taxes	2,794	(1,756)
Income tax expense (benefit)	457	(979)

Net income (loss)	$2,337	$(777)

Basic income (loss) per common share	$0.12	$(0.04)

Diluted income (loss) per common share	$0.12	$(0.04)

Weighted average common shares outstanding	19,835,273	19,689,723
Diluted weighted average common shares outstanding	19,836,080	19,689,723

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME (LOSS)

Three months ended March 31, 2012 and 2011

(In thousands, except per share data)—(Unaudited)

	2012	2011
Net income (loss)	$2,337	$(777)

Unrealized holding loss arising during the period	(55)	(906)
Tax effect	—	345

Change in other comprehensive income (loss), net of tax effect	(55)	(561)

Comprehensive income (loss)	$2,282	$(1,338)

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three months ended March 31, 2012 and 2011

(In thousands, except per share data)—(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen- sive Income	Total
Balance at January 1, 2011	$211	$194,186	$71,278	$(14,190)	$1,800	$253,285

Net loss	—	—	(777)	—	—	(777)
Change in other comprehensive income, net of tax effects	—	—	—	—	(561)	(561)
Nonvested stock awards-stock-based compensation expense	—	18	—	—	—	18
Cash dividends declared on common stock ($0.07 per share)	—	—	(1,475)	—	—	(1,475)
ESOP shares earned	—	(19)	—	241	—	222

Balance at March 31, 2011	$211	$194,185	$69,026	$(13,949)	$1,239	$250,712

Balance at January 1, 2012	$211	$193,801	$17,946	$(13,212)	$1,111	$199,857

Net income	—	—	2,337	—	—	2,337
Change in other comprehensive income, net of tax effects	—	—	—	—	(55)	(55)
Nonvested stock awards-stock-based compensation expense	—	21	—	—	—	21
Cash dividends declared on common stock ($0.01 per share)	—	—	(211)	—	—	(211)
ESOP shares earned	—	(82)	—	244	—	162

Balance at March 31, 2012	$211	$193,740	$20,072	$(12,968)	$1,056	$202,111

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2012 and 2011

(In thousands)—(Unaudited)

	2012	2011
Cash flows from operating activities
Net income (loss)	$2,337	$(777)
Adjustments to reconcile to net loss to net cash from operating activities
Provision for loan losses	996	2,424
ESOP shares earned	162	222
Stock–based compensation expense	21	18
Depreciation and amortization	1,154	1,087
Amortization of premiums and discounts on securities and loans	(943)	170
Amortization of core deposit and other intangible assets	163	381
Amortization and impairment of servicing assets	82	54
Net change in net deferred loan origination costs	60	186
Net gain on sale of other real estate owned	(139)	(52)
Net gain on sale of loans	(267)	(19)
Net loss disposition of premises and equipment	—	10
Loans originated for sale	(6,127)	(3,154)
Proceeds from sale of loans	7,791	5,889
Net change in:
Deferred income tax	—	(980)
Accrued interest receivable	662	(397)
Earnings on bank owned life insurance	(126)	(158)
Other assets	992	448
Accrued interest payable and other liabilities	(2,553)	(186)

Net cash from operating activities	4,265	5,166
Cash flows from investing activities
Securities
Proceeds from maturities	6,455	8,140
Proceeds from principal repayments	6,209	7,892
Purchases of securities	(1,153)	(7,113)
Loans receivable
Principal payments on loans receivable	156,725	172,229
Purchases of loans	—	(149,409)
Originated for investment	(108,142)	(158,149)
Proceeds of redemption of Federal Reserve Bank stock	—	155
Proceeds of redemption of Federal Home Loan Bank of Chicago stock	5,010	—
Proceeds from sale of other real estate owned	2,984	1,023
Purchase of premises and equipment, net	(685)	(152)
Cash acquired in acquisition	—	61,619

Net cash from investing activities	67,403	(63,765)

(continued)

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2012 and 2011

(In thousands)—(Unaudited)

	2012	2011
Cash flows from financing activities
Net change in deposits	$(11,914)	$(26,752)
Net change in advance payments by borrowers for taxes and insurance	(2,840)	(1,468)
Net change in borrowings	673	(8,261)
Cash dividends paid on common stock	(211)	(1,475)

Net cash from financing activities	(14,292)	(37,956)

Net change in cash and cash equivalents	57,376	(96,555)

Beginning cash and cash equivalents	120,704	220,810

Ending cash and cash equivalents	$178,080	$124,255

Supplemental disclosures of cash flow information:
Interest paid	$1,263	$1,801
Income taxes paid	—	—
Loans transferred to other real estate owned	1,127	1,699

Supplemental disclosures of noncash investing activities – Acquisition:
Noncash assets acquired:
Securities		$10,177
Loans receivable		118,147
Other real estate owned		6,965
Stock in Federal Home Loan Bank and Federal Reserve Bank		903
Goodwill		1,296
Premises and equipment, net		7,442
Accrued interest receivable		355
Core deposit intangible		2,660
FDIC prepaid expense		774
Income tax receivable		774
Deferred taxes, net		2,662
Other assets		42

Total noncash items acquired		152,197

Liabilities assumed:
Deposits		212,939
Advance payments by borrowers taxes and insurance		34
Accrued interest payable and other liabilities		843

Total liabilities assumed		213,816

Cash and cash equivalents acquired		$61,619

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”).

Principles of Consolidation: The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Maryland corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”) and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month period ended March 31, 2012, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012.

Certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, mortgage servicing rights, deferred tax assets, stock-based compensation, impairment of securities and fair value of financial instruments are particularly subject to change and the effect of such change could be material to the financial statements.

Reclassifications: Certain reclassifications have been made in the prior period’s financial statements to conform them to the current period’s presentation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 2 –INCOME (LOSS) PER SHARE

Amounts reported in income (loss) per share reflect income (loss) available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares and unvested restricted stock shares. Stock options and restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock.

	Three months ended March 31,
	2012	2011
Net income (loss) available to common stockholders	$2,337	$(777)

Average common shares outstanding	21,072,966	21,072,966
Less:
Unearned ESOP shares	(1,233,359)	(1,374,576)
Unvested restricted stock shares	(4,334)	(8,667)

Weighted average common shares outstanding	19,835,273	19,689,723

Basic income (loss) per common share	$0.12	$(0.04)

Weighted average common shares outstanding	19,835,273	19,689,723
Net effect of dilutive stock options and unvested restricted stock	807	—

Weighted average dilutive common shares outstanding	19,836,080	19,689,723

Diluted income (loss) per common share	$0.12	$(0.04)

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	2,055,553	2,287,553
Weighted average exercise price of anti-dilutive option shares	$16.53	$16.52

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3—SECURITIES

The following table summarizes the amortized cost and fair value of securities and the corresponding gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Certificates of deposit	$24,401	$—	$—	$24,401
Municipal securities	515	32	—	547
Equity mutual fund	500	23	—	523
Mortgage-backed securities—residential	33,449	1,449	—	34,898
Collateralized mortgage obligations—residential	20,590	255	(19)	20,826
SBA-guaranteed loan participation certificates	46	—	—	46

	$79,501	$1,759	$(19)	$81,241

December 31, 2011
Certificates of deposit	$30,448	$—	$—	$30,448
Municipal securities	515	36	—	551
Equity mutual fund	500	24	—	524
Mortgage-backed securities—residential	34,691	1,385	—	36,076
Collateralized mortgage obligations—residential	24,837	372	(23)	25,186
SBA-guaranteed loan participation certificates	47	—	—	47

	$91,038	$1,817	$(23)	$92,832

The amortized cost and fair values of securities at March 31, 2012 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized Cost	Fair Value
Within one year	$24,566	$24,570
One to five years	350	378

	24,916	24,948

Equity mutual fund	500	523
Mortgage-backed securities—residential	33,449	34,898
Collateralized mortgage obligations—residential	20,590	20,826
SBA-guaranteed loan participation certificates	46	46

Total	$79,501	$81,241

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3—SECURITIES (continued)

Securities with unrealized losses at March 31, 2012 and December 31, 2011 that were not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2012
Collateralized mortgage obligations—residential	$—	$—	$2,123	$19	$2,123	$19

December 31, 2011
Collateralized mortgage obligations—residential	$—	$—	$2,134	$23	$2,134	$23

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

Collateralized mortgage obligations that the Company holds in its investment portfolio remained in an unrealized loss position at March 31, 2012, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell this security, and it is likely that the Company will not be required to sell the security before its anticipated recovery occurs.

There were no sales of securities for the quarters ended March 31, 2012 and 2011.

NOTE 4—LOANS RECEIVABLE

Loans receivable are as follows:

	March 31, 2012	December 31, 2011
One-to-four family residential real estate loans	$262,263	$272,032
Multi-family mortgage loans	410,341	423,615
Nonresidential real estate loans	308,094	311,641
Construction and land loans	19,283	19,852
Commercial loans	81,998	93,932
Commercial leases	124,319	134,990
Consumer loans	2,211	2,147

Total loans	1,208,509	1,258,209
Net deferred loan origination costs	848	908
Allowance for loan losses	(31,638)	(31,726)

Loans, net	$1,177,719	$1,227,391

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4—LOANS RECEIVABLE (continued)

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
March 31, 2012
One-to-four family residential real estate loans	$1,557	$303	$4,186	$6,046	$14,400	$3,670	$244,193	$262,263
Multi-family mortgage loans	1,529	—	4,008	5,537	18,918	1,454	389,969	410,341
Nonresidential real estate loans	7,763	6	5,565	13,334	33,905	3,308	270,881	308,094
Construction and land loans	1,023	—	770	1,793	3,268	4,859	11,156	19,283
Commercial loans	2,653	28	1,626	4,307	3,714	841	77,443	81,998
Commercial leases	22	—	533	555	22	—	124,297	124,319
Consumer loans	8	—	58	66	8	—	2,203	2,211

Total	$14,555	$337	$16,746	$31,638	$74,235	$14,132	$1,120,142	1,208,509

Net deferred loan origination costs								848
Allowance for loan losses								(31,638)

Loans, net								$1,177,719

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
December 31, 2011
One-to-four family residential real estate loans	$1,883	$4,220	$6,103	$14,181	$3,941	$253,910	$272,032
Multi-family mortgage loans	1,881	4,201	6,082	20,380	1,418	401,817	423,615
Nonresidential real estate loans	8,126	5,630	13,756	32,669	3,375	275,597	311,641
Construction and land loans	959	725	1,684	3,263	4,788	11,801	19,852
Commercial loans	2,079	1,460	3,539	3,160	1,078	89,694	93,932
Commercial leases	22	482	504	22	—	134,968	134,990
Consumer loans	3	55	58	3	—	2,144	2,147

Total	$14,953	$16,773	$31,726	$73,678	$14,600	$1,169,931	1,258,209

Net deferred loan origination costs							908
Allowance for loan losses							(31,726)

Loans, net							$1,227,391

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4—LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses is as follows:

	For the Three Months Ended March 31,
	2012	2011
Beginning balance	$31,726	$22,180
Loans charged offs:
One-to-four family residential real estate loans	(672)	(1,628)
Multi-family mortgage loans	(554)	(237)
Nonresidential real estate loans	(433)	—
Construction and land loans	(47)	(378)
Commercial loans	(138)	—
Commercial leases	—	—
Consumer loans	(12)	(16)

	(1,856)	(2,259)

Recoveries:
One-to-four family residential real estate loans	111	2
Multi-family mortgage loans	384	89
Nonresidential real estate loans	31	58
Construction and land loans	184	—
Commercial loans	57	10
Commercial leases	—	—
Consumer loans	5	—

	772	159

Net charge-off	(1,084)	(2,100)

Provision for loan losses	996	2,424

Ending balance	$31,638	$22,504

Impaired loans

	March 31, 2012	December 31, 2011
Loans with allocated allowance for loan losses	$46,892	$45,649
Loans with no allocated allowance for loan losses	27,343	28,029

	74,235	73,678

Purchased impaired loans	14,132	14,600

Total impaired loans	$88,367	$88,278

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4—LOANS RECEIVABLE (continued)

The following table includes the unpaid principal balances and recorded investment for impaired loans, by class, with the associated allowance amount, if applicable. In addition, the table includes the average recorded investments in the impaired loans and the related amount of interest recognized for the duration of the impairment within the period reported.

	Loan Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2012
With no related allowance recorded:
One-to-four family residential real estate loans	$2,647	$2,670	$—	$2,215	$30
One-to-four family residential real estate loans—non-owner occupied	6,550	6,598	$—	6,223	47
Multi-family mortgage loans	8,490	8,753	—	8,803	64
Wholesale commercial lending	3,302	3,307	—	3,303	30
Nonresidential real estate loans	6,140	6,409	—	6,893	41
Commercial loans—secured	214	215	—	226	5

	27,343	27,952	—	27,663	217
With an allowance recorded:
One-to-four family residential real estate loans	3,078	3,223	773	3,701	9
One-to-four family residential real estate loans—non-owner occupied	2,125	2,250	784	1,922	6
Multi-family mortgage loans	7,126	7,578	1,529	7,887	20
Nonresidential real estate loans	27,765	28,844	7,763	26,027	66
Land loans	3,268	3,384	1,023	3,266	—
Commercial loans—secured	2,864	3,176	2,044	2,864	—
Commercial loans—unsecured	636	681	609	198	—
Non-rated commercial leases	22	22	22	22	—
Consumer loans	8	9	8	4	—

	46,892	49,167	14,555	45,891	101

Total	$74,235	$77,119	$14,555	$73,554	$318

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4—LOANS RECEIVABLE (continued)

	Loan Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2011
With no related allowance recorded:
One-to-four family residential real estate loans	$2,329	$2,347	$—	$623	$24
One-to-four family residential real estate loans—non-owner occupied	5,945	5,868	$—	2,499	266
Multi-family mortgage loans	8,910	9,113	—	5,567	378
Wholesale commercial lending	3,304	3,300	—	338	35
Nonresidential real estate loans	7,304	7,468	—	5,977	275
Construction loans	—	—	—	77	—
Land loans	—	—	—	70	—
Commercial loans—secured	237	244	—	448	45
Commercial loans—unsecured	—	—	—	—	41
Commercial loans—other	—	—	—	44	15

	28,029	28,340	—	15,643	1,079

With an allowance recorded:
One-to-four family residential real estate loans	3,970	4,145	1,055	1,406	2
One-to-four family residential real estate loans—non-owner occupied	1,937	2,051	828	2,962	—
Multi-family mortgage loans	8,166	8,594	1,881	4,307	5
Wholesale commercial lending	—	—	—	4,066	—
Nonresidential real estate loans	25,365	26,157	8,126	12,134	75
Construction loans	—	—	—	1,392	—
Land loans	3,263	3,315	959	2,128	82
Commercial loans—secured	2,869	3,144	2,048	3,253	—
Commercial loans—unsecured	54	63	31	150	—
Commercial loans—other	—	—	—	22	—
Non-rated commercial leases	22	22	22	98	—
Consumer loans	3	3	3	—	—

	45,649	47,494	14,953	31,918	164

Total	$73,678	$75,834	$14,953	$47,561	$1,243

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4—LOANS RECEIVABLE (continued)

Purchased Impaired Loans

As a result of its acquisition of Downers Grove National Bank, the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. The carrying amount of these purchased impaired loans is as follows:

	March 31, 2012	December 31, 2011
One–to–four family residential real estate loans	$3,670	$3,941
Multi-family mortgage loans	1,454	1,418
Nonresidential real estate loans	3,308	3,375
Construction loans	834	813
Land loans	4,025	3,975
Commercial loans	841	1,078

Outstanding balance	$14,132	$14,600

Carrying amount, net of allowance: $337,000 at March 31, 2012, none at December 31, 2011	$13,795	$14,600

Accretable yield, or income expected to be collected, related to purchased impaired loans is as follows:

	For the Three Months Ended March 31,
	2012	2011
Beginning balance	$2,270	$—
New loans purchased	—	3,410
Accretion of income	480	—

Ending balance	$1,790	$3,410

For the above purchased impaired loans, the Company increased the allowance for loan losses by $337,000 during the three months ended March 31, 2012. No allowance for loan losses was recorded for these loans for the three months ended March 31, 2011.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4—LOANS RECEIVABLE (continued)

Purchased impaired loans for which it was probable at the date of acquisition that all contractually required payments would not be collected are as follows:

	March 31, 2012	December 31, 2011
Contractually required payments receivable of loans purchased:
One-to-four family residential real estate loans	$5,449	$5,886
Multi-family mortgage loans	3,456	3,456
Nonresidential real estate loans	5,362	5,395
Construction loans	1,314	1,314
Land loans	7,982	8,152
Commercial loans	7,580	7,672
Consumer loans	32	33

	$31,175	$31,908

Cash flows expected to be collected at acquisition		$18,779
Fair value of purchased impaired loans at acquisition		15,369

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4—LOANS RECEIVABLE (continued)

Nonaccrual loans

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans, excluding purchased impaired loans:

	Unpaid Principal Balance	Recorded Investment	Loans Past Due Over 90 Days, still accruing
March 31, 2012
One-to-four family residential real estate loans	$6,425	$6,721	$30
One-to-four family residential real estate loans – non owner occupied	5,177	5,356	33
Multi-family mortgage loans	13,264	13,879	666
Nonresidential real estate loans	32,892	33,929	99
Land loans	3,263	3,384	—
Commercial loans – secured	2,880	3,176	—
Commercial loans – unsecured	647	693	—
Non-rated commercial leases	22	22	—
Consumer loans	8	9	—

	$64,578	$67,169	$828

December 31, 2011
One-to-four family residential real estate loans	$6,199	$6,488	$40
One-to-four family residential real estate loans – non owner occupied	4,510	4,647	—
Multi-family mortgage loans	14,983	15,495	—
Nonresidential real estate loans	30,396	31,104	125
Land loans	3,263	3,315	185
Commercial loans – secured	2,885	3,144	—
Commercial loans – unsecured	55	63	—
Non-rated commercial leases	22	22	—
Consumer loans	3	3	—

	$62,316	$64,281	$350

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company’s reserve for uncollected loan interest was $3.3 million and $2.7 million at March 31, 2012 and December 31, 2011, respectively. Except for purchased impaired loans, when a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4—LOANS RECEIVABLE (continued)

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4—LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment in past due loans by class of loans, excluding purchased impaired loans:

	30-59 Days Past Due		60-89 Days Past Due		90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2012
One-to-four family residential real estate loans	$1,896		$539		$6,059	$8,494	$174,870	$183,364
One-to-four family residential real estate loans – non-owner occupied	2,339		248		3,439	6,026	69,434	75,460
Multi-family mortgage loans	8,945		—		11,919	20,864	322,208	343,072
Wholesale commercial lending	1,366		—		—	1,366	63,675	65,041
Nonresidential real estate loans	14,415		168		20,953	35,536	268,954	304,490
Construction loans	—		—		—	—	1,379	1,379
Land loans	4,818		—		3,384	8,202	4,972	13,174
Commercial loans:
Secured	11		110		3,167	3,288	24,377	27,665
Unsecured	2,758		46		654	3,458	6,676	10,134
Municipal loans	—		—		—	—	5,887	5,887
Warehouse lines	41		—		—	41	9,367	9,408
Health care	—		—		—	—	20,705	20,705
Other	—		—		—	—	7,981	7,981
Commercial leases:
Investment rated commercial leases	504		—		—	504	78,956	79,460
Below investment grade	195		—		—	195	7,163	7,358
Non-rated	542				22	564	32,057	32,621
Lease pools	—		—		—	—	5,732	5,732
Consumer loans	—		—		5	5	2,217	2,222

Total	$37,830	(1)	$1,111	(1)	$49,602	$88,543	$1,106,610	$1,195,153

(1)	26% of the combined 30–89 days past due loans have matured and are in the process of analysis and renewal.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4—LOANS RECEIVABLE (continued)

The following table presents the aging of the recorded investment in past due purchased impaired loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2012
One-to-four family residential real estate loans – non-owner occupied	$—	$—	$2,948	$2,948	$723	$3,671
Multi-family mortgage loans	—	—	1,454	1,454	—	1,454
Nonresidential real estate loans	—	—	1,184	1,184	2,123	3,307
Construction loans	—	—	834	834	—	834
Land loans	—	—	3,650	3,650	367	4,017
Commercial loans – secured	—	—	680	680	161	841

Total	$—	$—	$10,750	$10,750	$3,374	$14,124

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4—LOANS RECEIVABLE (continued)

The following tables present the aging of the recorded investment in past due loans by class of loans, excluding purchased impaired loans:

	30-59 Days Past Due		60-89 Days Past Due		90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2011
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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4—LOANS RECEIVABLE (continued)

The following table presents the aging of the recorded investment in past due purchased impaired loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2011
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

NOTE 4—LOANS RECEIVABLE (continued)

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

The Company had $16.8 million of TDRs at March 31, 2012, compared to $18.1 million at December 31, 2011, with $1.1 million in specific valuation allowances allocated to those loans at March 31, 2012, and $1.2 million in specific valuation reserves allocated at December 31, 2011. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.

The following table presents loans by class classified as TDRs:

	March 31, 2012	December 31, 2011
One-to-four family residential real estate	$5,447	$5,619
Multi-family mortgage	5,771	5,783
Nonresidential real estate	1,017	2,220
Commercial loans – secured	215	238

Troubled debt restructured loans – accrual loans	12,450	13,860
One-to-four family residential real estate	358	556
Multi-family mortgage	1,217	717
Nonresidential real estate	2,786	2,960
Commercial loans – secured	—	—
Consumer loans	3	3

Troubled debt restructured loans – nonaccrual loans	4,364	4,236

Total troubled debt restructured loans	$16,814	$18,096

During the periods ending March 31, 2012 and 2011, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4—LOANS RECEIVABLE (continued)

The following tables present loans by class that were modified as TDRs during the three months ended March 31, 2012:

	Number of loans	Pre-Modification outstanding recorded investment	Post-Modification outstanding recorded investment
One-to-four family residential real estate	2	$392	$392
Multi-family mortgage	1	700	500

Total	3	$1,092	$892

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
One-to-four family residential real estate	$372	$20	$—	$392
Multi-family mortgage	—	—	500	500

Total	$372	$20	$500	$892

The TDRs described above had no impact on interest income, increased the allowance for loan losses by $183,000 and resulted in charge offs of $470,000 during the three months ended March 31, 2012.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2012:

	Number of loans	Recorded investment
One-to-four family residential real estate	1	$278
Nonresidential real estate	1	700

Total	2	$978

The following tables present loans by class that were modified as TDRs during the three months ended March 31, 2011:

	Number of borrowers	Pre-Modification outstanding recorded investment	Post-Modification outstanding recorded investment
One-to-four family residential real estate loans—non-owner occupied	1	$5,514	$4,200

This loan was classified as a TDR due to permanent reduction in recorded investment. The TDR described above decreased interest income by $41,000, increased the allowance for loan losses by $757,000 and resulted in charge offs of $500,000 during the three months ended March 31, 2011.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4—LOANS RECEIVABLE (continued)

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the quarter ended March 31, 2012 that did not meet the definition of a TDR. These loans have a total recorded investment as of March 31, 2012 of $1.7 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Special Mention. A Special Mention asset has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution's credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4—LOANS RECEIVABLE (continued)

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch List	Special Mention	Substandard	Doubtful	Total
March 31, 2012
One-to-four family residential real estate loans	$172,385	$2,703	$531	$7,462	$—	$183,081
One-to-four family residential real estate loans – non-owner occupied	59,259	6,474	448	13,001	—	79,182
Multi-family mortgage loans	290,984	25,874	6,496	21,215	715	345,284
Wholesale commercial lending	58,767	3,528	—	2,762	—	65,057
Nonresidential real estate loans	212,897	20,713	21,447	53,037	—	308,094
Construction loans	965	—	408	834	—	2,207
Land loans	7,229	167	—	9,680	—	17,076
Commercial loans:
Secured	22,662	1,003	399	3,705	376	28,145
Unsecured	5,576	709	80	3,075	583	10,023
Municipal loans	5,846	—	—	—	—	5,846
Warehouse lines	9,378	—	—	—	—	9,378
Health care	16,929	2,456	1,272	—	—	20,657
Other	7,949	—	—	—	—	7,949
Commercial leases:					—
Investment rated commercial leases	78,922	—	—	—	—	78,922
Below investment grade	7,176	118	—	—	—	7,294
Non-rated	32,326	48	—	22	—	32,396
Lease pools	5,707	—	—	—	—	5,707
Consumer loans	2,203	—	—	8	—	2,211

Total	$997,160	$63,793	$31,081	$114,801	$1,674	$1,208,509

(1)	The Company has assigned the purchased impaired loans that it acquired in its acquisition of Downers Grove National Bank to the Substandard risk classification category.
(2)	The Dodd-Frank Act abolished the Bank’s former primary federal regulator, the Office of Thrift of Supervision (“OTS”), effective on July 21, 2011, and transferred the authority for examining, regulating and supervising federal savings banks from the OTS to the Office of the Comptroller of the Currency (“OCC”). The OCC’s published guidance on the assignment of loan risk ratings is different in some respects from the published guidance of the OTS, particularly as it relates to performing loans with well-defined weaknesses that do not present a probability of default or loss. At March 31, 2012, $38.6 million of loans that were classified “Substandard” pursuant to applicable OCC loan risk rating guidance were performing and on accrual status.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4—LOANS RECEIVABLE (continued)

	Pass	Watch List	Special Mention	Substandard	Doubtful	Total
December 31, 2011
One-to-four family residential real estate loans	$183,611	$657	$51	$7,108	$—	$191,427
One-to-four family residential real estate loans – non-owner occupied	61,455	7,058	—	12,092	—	80,605
Multi-family mortgage loans	301,339	24,288	6,021	21,855	1,648	355,151
Wholesale commercial lending	64,743	959	—	2,762	—	68,464
Nonresidential real estate loans	208,826	30,428	18,659	53,728	—	311,641
Construction loans	968	—	363	1,325	—	2,656
Land loans	7,519	143	—	9,534	—	17,196
Commercial loans:
Secured	24,152	937	415	4,049	464	30,017
Unsecured	6,436	343	38	3,010	46	9,873
Municipal loans	6,381	—	—	—	—	6,381
Warehouse lines	9,830	—	—	—	—	9,830
Health care	27,046	1,014	1,376	—	—	29,436
Other	8,395	—	—	—	—	8,395
Commercial leases:					—
Investment rated commercial leases	83,947	—	—	—	—	83,947
Below investment grade	6,004	205	—	—	—	6,209
Non-rated	36,944	82	—	22	—	37,048
Lease pools	7,786	—	—	—	—	7,786
Consumer loans	2,144	—	—	3	—	2,147

Total	$1,047,526	$66,114	$26,923	$115,488	$2,158	$1,258,209

(1)	The Company has assigned the purchased impaired loans that it acquired in its acquisition of Downers Grove National Bank to the Substandard risk classification category.
(1)	The Dodd-Frank Act abolished the Bank’s former primary federal regulator, the OTS, effective on July 21, 2011, and transferred the authority for examining, regulating and supervising federal savings banks from the OTS to the OCC. The OCC’s published guidance on the assignment of loan risk ratings is different in some respects from the published guidance of the OTS, particularly as it relates to performing loans with well-defined weaknesses that do not present a probability of default or loss. At December 31, 2011, $41.4 million of loans that were classified “Substandard” pursuant to applicable OCC loan risk rating guidance were performing and on accrual status.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5—FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities: The fair values of marketable equity securities are generally determined by quoted prices, in active markets, for each specific security (Level 1). If Level 1 measurement inputs are not available for a marketable equity security, we determine its fair value based on the quoted price of a similar security traded in an active market (Level 2). The fair values of debt securities are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These real estate appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property) and the cost approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available, if applicable. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. In addition, a discount is typically applied to account for sales and holding expenses. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The method utilized to estimate the fair value of loans do not necessarily represent an exit price.

Other Real Estate Owned: Assets acquired through foreclosure or transfers in lieu of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5—FAIR VALUE (continued)

Mortgage Servicing Rights: On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. The fair values of mortgage servicing rights are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2).

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2012
Securities:
Certificates of deposit	$—	$24,401	$—	$24,401
Municipal securities	—	547	—	547
Equity mutual fund	523	—	—	523
Mortgage-backed securities—residential	—	34,898	—	34,898
Collateralized mortgage obligations—residential	—	20,826	—	20,826
SBA-guaranteed loan participation certificates	—	46	—	46

	$523	$80,718	$—	$81,241

December 31, 2011
Securities:
Certificates of deposit	$—	$30,448	$—	$30,448
Municipal securities	—	551	—	551
Equity mutual fund	524	—	—	524
Mortgage-backed securities—residential	—	36,076	—	36,076
Collateralized mortgage obligations—residential	—	25,186	—	25,186
SBA-guaranteed loan participation certificates	—	47	—	47

	$524	$92,308	$—	$92,832

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5—FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2012
Impaired loans:
One–to–four family residential real estate loans	$—	$—	$3,646	$3,646
Multi-family mortgage loans	—	—	5,597	5,597
Nonresidential real estate loans	—	—	20,002	20,002
Construction and land loans	—	—	2,245	2,245
Commercial loans	—	—	847	847

Impaired loans	$—	$—	$32,337	$32,337

Other real estate owned:
One–to–four family residential real estate	$—	$—	$4,972	$4,972
Multi-family mortgage	—	—	3,005	3,005
Nonresidential real estate	—	—	7,020	7,020
Land	—	—	5,192	5,192

Other real estate owned	$—	$—	$20,189	$20,189

Mortgage servicing rights	$—	$311	$—	$311

December 31, 2011
Impaired loans:
One–to–four family residential real estate loans	$—	$—	$4,024	$4,024
Multi-family mortgage loans	—	—	6,285	6,285
Nonresidential real estate loans	—	—	17,239	17,239
Construction and land loans	—	—	2,304	2,304
Commercial loans	—	—	844	844

Impaired loans	$—	$—	$30,696	$30,696

Other real estate owned:
One–to–four family residential real estate	$—	$—	$5,655	$5,655
Multi-family mortgage	—	—	3,655	3,655
Nonresidential real estate	—	—	7,451	7,451
Land	—	—	5,719	5,719

Other real estate owned	$—	$—	$22,480	$22,480

Mortgage servicing rights	$—	$344	$—	$344

Impaired loans, excluding purchased impaired loans, that are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $74.2 million, with a valuation allowance of $14.6 million at March 31, 2012, compared to a carrying amount of $73.7 million, with a valuation allowance of $15.0 million at December 31, 2011, resulting in a decrease in the provision for loan losses for these impaired loans of $398,000 for the quarter ended March 31, 2012.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5—FAIR VALUE (continued)

Other real estate owned (“OREO”), which is carried at the lower of cost or fair value less costs to sell, had a carrying value of $20.2 million at March 31, 2012, which included write-downs of $389,000 for the quarter ended March 31, 2012, compared to $22.5 million at December 31, 2011, which included write-downs of $4.0 million for the year ended December 31, 2011.

Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $1.2 million at March 31, 2012, of which $877,000 related to fixed rate loans and $296,000 related to adjustable rate loans. Mortgage servicing rights had a carrying amount of $1.2 million at December 31, 2011, of which $895,000 related to fixed rate loans and $309,000 related to adjustable rate loans. A pre–tax provision of $13,000 on our mortgage servicing rights portfolio was included in noninterest income for the quarter ended March 31 2012, compared to no provision for or recovery of mortgage servicing rights for the same period in 2011.

The following table presents quantative information, based on certain empirical data with respect to level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
One–to–four family residential real estate loans	$3,646	Sales comparison	Discount applied to valuation	0%-25% (7.47%)
Multi-family mortgage loans	5,597	Sales comparison	Comparison between sales and income approaches	5% to 21% (11.11%)
		Income approach	Cap Rate	6.2% to 15.5% (10.88%)
Nonresidential real estate loans	20,002	Sales comparison	Comparison between sales and income approaches	0% to 26% (4.66%)
		Income approach	Cap Rate	7.3% to 9.5% (8.60%)
Construction and land loans	2,245	Sales comparison	Discount applied to valuation	10% to 100% (30.97%)
Commercial loans	847	Sales comparison	Discount applied to valuation	0% to 30% (28.75%)

Impaired loans	$32,337

Other real estate owned:
One–to–four family residential real estate	$4,972	Sales comparison	Discount applied to valuation	0% to 59% (14.98%)
Multi-family mortgage	3,005	Sales comparison	Comparison between sales and income approaches	-8 to 5% (0%)
		Income approach	Cap Rate	9% to 9.5% (9.36%)
Nonresidential real estate	7,020	Sales comparison	Comparison between sales and income approaches	0% to 26% (4.66%)
		Income approach	Cap Rate	8.5% to 12.5% (9.33%)
Land	5,192	Sales comparison	Discount applied to valuation	1% to 49% (18.83%)

Other real estate owned	$20,189

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5—FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments is as follows:

		Fair Value Measurements at March 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$178,080	$24,037	$154,043	$—	$178,080
Securities	81,241	523	80,718	—	81,241
Loans held-for-sale	521	—	521	—	521
Loans receivable, net of allowance for loan losses	1,177,719	—	1,094,781	32,337	1,127,118
FHLBC stock	11,336	—	—	—	N/A
Accrued interest receivable	4,911	—	4,911	—	4,911
Financial liabilities
Noninterest-bearing demand deposits	$(144,182)	$—	$(144,182)	$—	$(144,182)
Savings deposits	(147,706)	—	(147,706)	—	(147,706)
NOW and money market accounts	(682,095)	—	(682,095)	—	(682,095)
Certificates of deposit	(346,597)	—	(349,209)	—	(349,209)
Borrowings	(9,995)	—	(10,054)	—	(10,054)
Accrued interest payable	(189)	—	(189)	—	(189)

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$120,704	$120,704
Securities	92,832	92,832
Loans held-for-sale	1,918	1,918
Loans receivable, net of allowance for loan losses	1,227,391	1,217,377
FHLBC stock	16,346	N/A
Accrued interest receivable	5,573	5,573
Financial liabilities
Noninterest-bearing demand deposits	$(142,084)	$(142,084)
Savings deposits	(144,515)	(144,515)
NOW and money market accounts	(681,542)	(681,542)
Certificates of deposit	(364,411)	(365,952)
Borrowings	(9,322)	(9,412)
Accrued interest payable	(212)	(212)

For purposes of the above, the following assumptions were used:

Cash and Cash Equivalents: The estimated fair values for cash and cash equivalents are based on their carrying value due to the short-term nature of these assets.

Loans: The estimated fair value for loans has been determined by calculating the present value of future cash flows based on the current rate the Company would charge for similar loans with similar maturities, applied for an estimated time period until the loan is assumed to be re-priced or repaid. The estimated fair values of loans held-for-sale are based on quoted market prices.

FHLBC Stock: It is not practicable to determine the fair value of Federal Home Loan Bank of Chicago (“FHLBC”) stock due to the restrictions placed on its transferability.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5—FAIR VALUE (continued)

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

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued an accounting standards update to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards (IFRS) fair value accounting and reporting requirements. Additional disclosures required by the update include: (1) disclosure of quantitative information regarding the unobservable inputs used in any fair value measurement classified as Level 3 in the fair value hierarchy in addition to an explanation of the valuation techniques used in valuing Level 3 items and information regarding the sensitivity in the valuation of Level 3 items to changes in the values assigned to unobservable inputs; (2) categorization by level within the fair value hierarchy of items not recognized on the Statement of Financial Position at fair value but for which fair values are required to be disclosed; and (3) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update did not have a material impact on the Company’s financial position, results or operations or cash flows. See Note 5 to these Consolidated Financial Statements for the required disclosures.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued exclusive presentation of Other Comprehensive Income in the statement of stockholders’ equity. The update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update only changed the manner in which our Other Comprehensive Income was disclosed.

NOTE 7 – NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued an accounting standards update to increase the disclosure requirements surrounding derivative instruments that are offset within the balance sheet pursuant to the provisions of current GAAP. The objective of the update is to provide greater comparability between issuers reporting under U.S. GAAP versus IFRS and provide users the ability to evaluate the effect of netting arrangements on a company’s financial statements. The provisions of the update are effective for annual and interim periods beginning on or after January 1, 2013 and are not expected to add to the Company’s current level of disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Forward Looking Statements

This Quarterly Report on Form 10-Q contains, and other periodic and current reports, press releases and other public stockholder communications of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. Forward-looking statements may include statements relating to our future plans, strategies and expectations, as well as our future revenues, earnings, losses, financial performance, financial condition, asset quality metrics and future prospects. Forward looking statements are generally identifiable by use of the words “believe,” “may,” “will,” “should,” “could,” “expect,” “estimate,” “intend,” “anticipate,” “project,” “plan,” or similar expressions. Forward looking statements speak only as of the date made. They are frequently based on assumptions that may or may not materialize, and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward looking statements. We intend all forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for the purpose of invoking these safe harbor provisions.

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) the failure of the real estate market to recover or further declines in real estate values that adversely impact the value of our loan collateral and OREO, asset dispositions and borrower equity in their investments; (ii) the persistence or worsening of adverse economic conditions in general and in the Chicago metropolitan area in particular, including high or increasing unemployment levels, that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (iii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our loan classifications or allowance for loan losses, write-down assets, reduce credit concentrations or maintain specific capital levels; (iv) interest rate movements and their impact on customer behavior and our net interest margin; (v) less than anticipated loan growth due to a lack of demand for specific loan products, competitive pressures or a dearth of borrowers who meet our underwriting standards; (vi) changes, disruptions or illiquidity in national or global financial markets; (vii) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (viii) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board; (ix) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors’ pricing initiatives on our deposit products; (x) the impact of new legislation or regulatory changes, including the Dodd-Frank Act, on our products, services, operations and operating expenses; (xi) higher federal deposit insurance premiums; (xii) higher than expected overhead, infrastructure and compliance costs; (xiii) changes in accounting principles, policies or guidelines; and (xiv) and our failure to achieve expected synergies and cost savings from acquisitions.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and all amendments thereto, as filed with the Securities and Exchange Commission. There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

Overview

During the first quarter of 2012, the national and local economies showed limited signs of recovery. The principal challenges in the local economy continue to be persistent unemployment and uneven economic growth. Pricing and underwriting competition for multi-family and commercial real estate loans increased during the quarter. Competition for commercial and industrial loans remained intense in terms of both pricing and underwriting.

Loan portfolio balances declined in all categories except consumer loans. Residential loan balances continued to decline due to scheduled loan amortizations and loan prepayments. Multifamily loan balances and commercial real estate loan balances declined due to slightly lower loan origination volumes and certain targeted portfolio reductions; however, we believe that these portfolios are at or near a stabilized level. Commercial and industrial balances declined primarily because our largest healthcare borrower refinanced its loan at another institution. The refinancing occurred because the borrower’s credit needs exceeded our regulatory loan-to-one-borrower limits and the borrower was unwilling to proceed with a loan participation arrangement. We expect modest growth in our commercial and industrial loan portfolio going forward. Although commercial lease origination volumes remained consistent in the first quarter of 2012, commercial lease balances declined due to unusually high volumes of scheduled lease repayments, which are expected to abate in future periods. Our focus for the remainder of 2012 will be to maintain current overall loan portfolio levels and to increase certain selected loan categories such as residential loans, commercial loans and commercial leases consistent with market opportunities.

Loan portfolio quality was stable to trending positive as the first quarter, 2012 ended. We negotiated several final consensual non-performing loan resolutions during the first quarter, 2012 that we expect will result in further improvements in our asset quality metrics in the second and third quarters, 2012. We believe that unemployment, consumer spending, borrower and investor perceptions of residential and commercial real estate valuations and the pace of judicial proceedings will continue to be the primary factors affecting our asset quality metrics and the pace of classified asset resolutions in 2012.

We continued to experience increasing purchaser interest in our classified asset collateral and OREO inventory, and the quantity of OREO under contract for sale on an orderly liquidation basis increased in the first quarter, 2012. We expect to continue accelerating the resolution of non-performing assets throughout the remainder of 2012.

Our general loan loss reserve requirement remained stable in the first quarter of 2012 due principally to a reduction of loan portfolio balances. Specific loan loss reserves were stable. Our underwriting standards remain consistent with historical standards, although our credit analyses continue to incorporate somewhat more conservative assumptions with respect to effective rents, expenses and occupancy levels given the current economic environment.

Given our excess liquidity position, we reduced our competitive posture with respect to pricing on single-service certificate of deposit accounts, which was successful in producing a decline in these account balances. Pricing conditions for local deposits, whether low-balance core deposits, certificates of deposit or high-balance, high-yield transaction accounts, remained generally favorable due to very low market yields and continued weak industry-wide loan demand. In addition, many competitors are still evaluating their deposit product configurations in the context of the Dodd-Frank Act and its related regulations; we expect we will adjust our deposit product offerings to explore such competitive advantages as may emerge in this new regulatory and competitive environment.

The Company’s net interest spread and net interest margin were stable but we anticipate that current market conditions for new loans and lower effective yields resulting from scheduled loan repayments and loan renewals will likely cause some compression of our net interest margin and net interest spread. Given the quantity and volatility of the variables affecting our net interest margin and net interest spread, we are unable to confidently predict what the Company’s net interest margin and net interest spread will be for the remainder of 2012.

Non-interest income was lower in the first quarter of 2012 primarily due to lower deposit related fees. We continue to evaluate the expansion of non-interest income sources, particularly related to insurance and trust services, to offset any potential future adverse impact associated with the Dodd-Frank Act.

Non-interest expense was lower due to lower non-performing asset expenses, offset by slightly higher compensation expenses related to seasonal factors. We will continue our review of certain departments and operations for net operating contributions and further operating efficiencies throughout the remainder of 2012.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at March 31, 2012 and December 31, 2011, and in our statement of operations for the three-month periods ended March 31, 2012 and March 31, 2011.

	March 31, 2012	December 31, 2011	Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,549,137	$1,563,575	$(14,438)
Cash and cash equivalents	178,080	120,704	57,376
Securities	81,241	92,832	(11,591)
Loans receivable, net	1,177,719	1,227,391	(49,672)
Deposits	1,320,580	1,332,552	(11,972)
Borrowings	9,995	9,322	673
Stockholders’ equity	202,111	199,857	2,254

	Three months ended March 31,
	2012	2011	Change
	(Dollars in thousands)
Selected Operating Data:

Interest income	$16,634	$15,348	$1,286
Interest expense	1,240	1,996	(756)

Net interest income	15,394	13,352	2,042
Provision for loan losses	996	2,424	(1,428)

Net interest income after provision for loan losses	14,398	10,928	3,470
Noninterest income	1,832	1,571	261
Noninterest expense	13,436	14,255	(819)

Income (loss) before income taxes	2,794	(1,756)	4,550
Income tax expense (benefit)	457	(979)	1,436

Net income (loss)	$2,337	$(777)	$3,114

Selected Financial Data

	Three Months Ended March 31,
	2012	2011
Performance Ratios:

Return on assets (ratio of net income (loss) to average total assets) (1)	0.61%	(0.20)%
Return on equity (ratio of net income (loss) to average equity) (1)	4.61	(1.23)
Net interest rate spread (1) (2)	4.18	3.68
Net interest margin (1) (3)	4.26	3.81
Average equity to average assets	13.16	16.48
Efficiency ratio (4)	78.00	95.52
Noninterest expense to average total assets (1)	3.49	3.71
Average interest-earning assets to average interest-bearing liabilities	122.46	122.64

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

	At March 31, 2012	At December 31, 2011
Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	6.38%	6.36%
Nonaccrual loans to total loans	6.51	6.11
Allowance for loan losses to nonperforming loans	40.20	41.25
Allowance for loan losses to total loans	2.62	2.52

Capital Ratios:
Equity to total assets at end of period	13.05	12.78
Tier 1 leverage ratio (Bank only)	10.98	10.50

Other Data:
Number of full service offices	20	20
Employees (full-time equivalent basis)	353	357

Statement of Financial Condition at March 31, 2012 and December 31, 2011

Total assets decreased $14.4 million, or 0.9%, to $1.549 billion at March 31, 2012, from $1.564 billion at December 31, 2011. The decrease in total assets was primarily due to the decrease in net loans of $49.7 million, or 4.0%, to 1.178 billion at March 31, 2012, from $1.227 billion at December 31, 2011. Securities decreased $11.6 million, or 12.5%, to $81.2 million at March 31, 2012, from $92.8 million at December 31, 2011. These decreases were partially offset by an increase of $57.4 million, or 47.5%, in net cash and cash equivalents to $178.1 million at March 31, 2012, from $120.7 million at December 31, 2011.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together made up 78.1% of gross loans at March 31, 2012. Net loans receivable decreased $49.7 million, or 4.0%, to $1.178 billion at March 31, 2012, from $1.227 billion at December 31, 2011. Significant loan repayments of $156.7 million received in the first quarter affected all loan portfolios. Multi-family mortgage loans decreased by $13.3 million, or 3.1%. Commercial loans decreased by $11.9 million, or 12.7%, and commercial leases decreased by $10.7 million, or 7.9%, as scheduled lease payments outpaced originations.

Our allowance for loan losses decreased by $88,000, or 0.3%, to $31.6 million at March 31, 2012, from $31.7 million at December 31, 2011. The decrease reflects the combined impact of a $61,000 decrease in the portion of the specific allowance for loan losses that we allocate to impaired loans and a credit of $27,000 to the general component of the allowance for loan losses.

Securities decreased $11.6 million, or 12.5%, to $81.2 million at March 31, 2012, from $92.8 million at December 31, 2011, due primarily to the receipt of principal repayments of $6.2 million in our residential mortgage-backed and collateralized mortgage obligation portfolio, combined with $6.5 million in maturities of certificates of deposit held in our investment portfolio.

Other real estate owned decreased $2.3 million to $20.2 million at March 31, 2012, from $22.5 million at December 31, 2011. The decrease was primarily due to the completion of $2.8 million in sales in the first quarter, which was partially offset by the addition of $1.1 million of foreclosed real estate collateral to other real estate owned.

We owned $11.3 million of common stock of the Federal Home Loan Bank of Chicago (“FHLBC”) at March 31, 2012, compared to $16.4 million at December 31, 2011. The decrease resulted from the FHLBC’s redemption of $5.1 million of our excess FHLBC stock at par value during the first quarter. During 2012 and 2011, the FHLBC declared and paid a cash dividend at an annualized rate of 10 basis points per share.

Deposits decreased $12.0 million, or 0.9%, to $1.321 billion at March 31, 2012, from $1.333 billion at December 31, 2011. We managed our deposit portfolio, including the deposits acquired in the Downers Grove National Bank transaction, to retain the highest value core deposit relationships, eliminate unneeded single service certificate of deposit relationships, and reduce our cost of funds to the lowest practicable levels. In doing so, certificates of deposit decreased $17.8 million, or 4.7%, to $346.6 million at March 31, 2012, from $364.4 million at December 31, 2011. We also increased our core deposits (savings, money market, noninterest-bearing demand and NOW accounts) by $5.8 million, or 0.7%, bringing core deposits as a percentage of total deposits, representing 73.8% of total deposits at March 31, 2012, compared to 72.7% of total deposits at December 31, 2011.

Borrowings increased $673,000, or 7.2%, to $10.0 million at March 31, 2012, from $9.3 million at December 31, 2011, primarily due to fluctuations in the balances of securities sold under agreements to repurchase.

Total stockholders’ equity was $202.1 million at March 31, 2012, compared to $199.9 million at December 31, 2011. The increase in total stockholders’ equity was primarily due to the combined impact of our net income of $2.3 million, offset by our declaration of cash dividends totaling $211,000, and a $55,000 decrease in accumulated other comprehensive income during the quarter ended March 31, 2012. The unallocated shares of common stock that our ESOP owns were reflected as a $13.0 million reduction to stockholders’ equity at March 31, 2012, compared to a $13.2 million reduction to stockholders’ equity at December 31, 2011.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

Net Income (Loss). We had net income of $2.3 million for the three months ended March 31, 2012, compared to a net loss of $777,000 for the three months ended March 31, 2011, due in substantial part to increased net interest income, lower provisions for loan losses and lower noninterest expense. Our income per share of common stock for the three months ended March 31, 2012 was $0.12 per basic and fully diluted share, respectively, compared to a loss of $0.04 per basic and fully diluted share, respectively, for the three months ended March 31, 2011.

Net Interest Income. Net interest income increased by $2.0 million, or 15.3%, to $15.4 million for the three months ended March 31, 2012, from $13.4 million for the three months ended March 31, 2011. Our net interest rate spread increased 50 basis points to 4.18% for the three months ended March 31, 2012, compared to 3.68% for the three months ended March 31, 2011. Our net interest margin increased by 45 basis points to 4.26% for the three months ended March 31, 2012, from 3.81% for the three months ended March 31, 2011. Our average interest-earning assets increased $34.4 million to $1.454 billion for the three months ended March 31, 2012, from $1.420 billion for the three months ended March 31, 2011, and our average interest-bearing liabilities increased $29.8 million to $1.187 billion for the three months ended March 31, 2012, from $1.158 billion for the three months ended March 31, 2011. The increases in the average interest-earning assets and average interest-bearing liabilities were impacted by our acquisition in March 2011 of Downers Grove National Bank and a portfolio of performing Chicago area multi-family loans from Citibank.

Interest income increased $1.3 million, or 8.4%, to $16.6 million for the three months ended March 31, 2012, from $15.3 million for the three months ended March 31, 2011. The average yield on interest-earning assets increased 22 basis points to 4.60% for the three months ended March 31, 2012, compared to 4.38% for the same period in 2011. Total average interest-earning assets increased $34.4 million, or 2.4%, to $1.454 billion for the three months ended March 31, 2012, from $1.420 billion for the same period in 2011. The increase in average interest-earning assets was due in substantial part to a $118.0 million, or 10.6%, increase in average loans receivable, partially offset by a net decrease of $30.5 million, or 25.6%, in the average balance of securities, and a net decrease of $51.2 million, or 30.7%, in the average balance of interest-bearing deposits maintained at other insured depository institutions.

Interest income from loans, the most significant portion of interest income, increased $1.7 million, or 11.8%, to $16.1 million for the three months ended March 31, 2012, from $14.4 million for the same period in 2011. The increase in interest income from loans was significantly impacted by the $118.1 million of loans that we acquired in the Downers Grove National Bank transaction and our purchase of $152.1 million of performing Chicago area multi-family loans. Average loans receivable increased to $1.236 billion for the three months ended March 31, 2012, from $1.118 billion for the same period in 2011. The average yield on loans increased one basis point to 5.24% for the three months ended March 31, 2012, compared to 5.23% for the same period in 2011.

Interest income from securities decreased by $380,000, or 46.2%, to $442,000 for the three months ended March 31, 2012, from $822,000 for the same period in 2011. The decrease in interest income from securities was primarily due to a 79 basis point decrease in the average yield on securities to 2.01% for the three months ended March 31, 2012, from 2.80% for the same period in 2011. The average outstanding balance of securities also decreased for the three month period ended March 31, 2012 to $88.4 million, from $118.9 million, for the three months ended March 31, 2011.

Interest income on interest-bearing deposits maintained at other insured depository institutions decreased by $37,000, or 32.7%, to $76,000 for the three months ended March 31, 2012, from $113,000 for the same period in 2011. The decrease in interest income from interest-bearing deposits was primarily due to a decrease of $51.2 million, or 30.7%, in the average outstanding balance of interest-bearing deposits to $115.6 million for the three months ended March 31, 2012, from $166.8 million for the same period in 2011 and a one basis point increase in the average yield on interest-bearing deposits to 0.26% for the three months ended March 31, 2012 from 0.27% for the same period in 2011.

Interest expense decreased $756,000, or 37.9%, to $1.2 million for the three months ended March 31, 2012, from $2.0 million for the three months ended March 31, 2011, reflecting a decrease in both interest expense on deposits and interest expense on borrowings.

Interest expense on deposits decreased by $686,000, or 36.1%, to $1.2 million for the three months ended March 31, 2012, from $1.9 million for the three months ended March 31, 2011. The decrease in interest expense on deposits was primarily due to a 27 basis point decrease in the weighted average interest rates paid on deposit accounts, which was partially offset by a $38.6 million, or 3.4%, increase in average balance of interest-bearing deposits.

The average cost of deposits was 0.41% for the three months ended March 31, 2012, compared to 0.68% for the same period in 2011. The average rate paid on savings accounts decreased 15 basis points to 0.10% from 0.25%. On a year over year basis, the average cost of money market accounts decreased 15 basis points to 0.37%, from 0.52%, the average cost of NOW accounts decreased eight basis points to 0.12%, from 0.20%, and the average cost of certificates of deposit decreased 45 basis points to 0.86% from 1.31%. The average balance of savings accounts increased $37.9 million, or 35.2%, the average balance of NOW accounts increased $28.0 million, or 9.2%, and the average balance of money market accounts increased $2.2 million, or 0.7%, for the three months ended March 31, 2012, compared to the same period in 2011. These increases were partially offset by a decrease in the average balances of certificates of deposit of $29.5 million, or 7.7% for the three months ended March 2012.

Interest expense on borrowings decreased $70,000, or 72.9%, to $26,000 for the three months ended March 31, 2012, from $96,000 for the same period in 2011. The decrease in interest expense on borrowings was due to an $8.7 million, or 48.8%, decrease of our average borrowings to $9.2 million for the three months ended March 31, 2012, from $17.9 million for the same period in 2011, and a 103 basis point decrease in interest rates paid on borrowings to 1.14% for the three months ended March 31, 2012, from 2.17% for the same period in 2011.

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

	For the Three Months Ended March 31,
	2012			2011
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(dollars in thousands)
Interest-earning Assets:
Loans	$1,236,234	$16,112	5.24%	$1,118,256	$14,410	5.23%
Securities	88,448	442	2.01	118,913	822	2.80
Stock in FHLB	13,868	4	0.12	15,711	3	0.08
Other	115,567	76	0.26	166,793	113	0.27

Total interest-earning assets	1,454,117	16,634	4.60	1,419,673	15,348	4.38

Noninterest-earning assets	87,698			118,053

Total assets	$1,541,815			$1,537,726

Interest-bearing Liabilities:
Savings deposits	$145,544	37	0.10	$107,660	66	0.25
Money market accounts	345,339	314	0.37	343,119	440	0.52
Interest-bearing NOW accounts	331,459	98	0.12	303,459	153	0.20
Certificates of deposit	355,921	765	0.86	385,458	1,241	1.31

Total deposits	1,178,263	1,214	0.41	1,139,696	1,900	0.68
Borrowings	9,183	26	1.14	17,919	96	2.17

Total interest-bearing liabilities	1,187,446	1,240	0.42	1,157,615	1,996	0.70

Noninterest-bearing deposits	131,914			108,087
Noninterest-bearing liabilities	19,520			18,604

Total liabilities	1,338,880			1,284,306
Equity	202,935			253,420

Total liabilities and equity	$1,541,815			$1,537,726

Net interest income		$15,394			$13,352

Net interest rate spread (2)			4.18%			3.68%
Net interest-earning assets (3)	$266,671			$262,058

Net interest margin (4)			4.26%			3.81%
Ratio of interest-earning assets to interest-bearing liabilities	122.46%			122.64%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Based on our evaluation of the above factors, we recorded a $27,000 credit to the general portion of the allowance for loan losses and a decrease of $61,000 attributable to the specific portion of the allowance for loan losses that we allocate to impaired loans.

A loan balance is classified as a loss and charged-off when it is confirmed that there is no readily apparent source of repayment for the amount of the loan that is classified as loss. Confirmation can occur upon the receipt of updated third-party appraisal valuation information indicating that there is a low probability of repayment upon sale of the collateral, the final disposition of collateral where the net proceeds are insufficient to pay the loan balance in full, our failure to obtain possession of certain consumer-loan collateral within certain time limits specified by applicable federal regulations, the conclusion of legal proceedings where the borrower’s obligation to repay is legally discharged (such as a Chapter 7 bankruptcy proceeding), or when it appears that further formal collection procedures are not likely to result in net proceeds in excess of the costs to collect.

Past Due Loans

The following table reflects investment and business loans past due less than 90 days at March 31, 2012, excluding purchased impaired loans.

	Loan Balances
	30 - 59 Days Past Due	60 - 89 Days Past Due	Total 30 - 89 Days Past Due
	(Dollars in thousands)
Multi-family mortgage loans	$10,315	$—	$10,315
Nonresidential real estate loans	2,254	—	2,254
Construction and land loans	4,822	—	4,822
Commercial	3,991	130	4,121

Past due investment and business loans	$21,382	$130	$21,512

Matured loans	$9,095	$121	$9,216

% of past due investment and business matured loans	42.54%	93.08%	42.84%

At March 31, 2012, our past due multi-family, nonresidential real estate, construction and development and commercial loans totaled $21.5 million. Of the $21.5 million in past due loans, $9.2 million, or 42.8%, were “Pass” rated matured loans that were in the process of renewal, and $12.1 million, or 56.3% were loans on nonaccrual status. The remaining $176,000 of the past due loans were subject to informal collection activity that was intended to bring the loan current.

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At March 31, 2012, we had five loans totaling $828,000 in this category and we had three loans totaling $350,000 in this category at December 31, 2011.

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

As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–improved” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of March 31, 2012, substantially all of our impaired real estate loan collateral and OREO were valued on an “as–is basis.”

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

Nonperforming Assets Summary

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets at the dates indicated.

	March 31, 2012	December 31, 2011	Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$11,602	$10,709	$893
Multi-family mortgage	13,264	14,983	(1,719)
Nonresidential real estate	32,892	30,396	2,496
Construction and land	3,263	3,263	—
Commercial	3,527	2,940	587
Commercial leases	22	22	—
Consumer	8	3	5

Total nonaccrual loans	64,578	62,316	2,262

Other real estate owned:
One-to-four family residential	4,251	5,328	(1,077)
Multi-family mortgage	3,005	3,655	(650)
Nonresidential real estate	4,756	4,905	(149)
Land	1,712	2,237	(525)

Total other real estate owned	13,724	16,125	(2,401)

Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	78,302	78,441	(139)

Purchased impaired loans
One-to-four family residential	3,670	3,941	(271)
Multi-family mortgage	1,454	1,418	36
Nonresidential real estate	3,308	3,375	(67)
Construction and land	4,859	4,788	71
Commercial	841	1,078	(237)

Total nonaccrual loans	14,132	14,600	(468)

Purchased other real estate owned:
One-to-four family residential	721	327	394
Nonresidential real estate	2,264	2,546	(282)
Land	3,480	3,482	(2)

Total other real estate owned	6,465	6,355	110

Purchased impaired loans and other real estate owned	20,597	20,955	(358)
Total nonperforming assets	$98,899	$99,396	$(497)

Ratios:
Nonperforming loans to total loans	6.51%	6.11%
Nonperforming loans to total loans (1)	5.34	4.95
Nonperforming assets to total assets	6.38	6.36
Nonperforming loans to total assets(1)	5.05	5.02

(1)	These asset quality ratios exclude purchased impaired loans and purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

Loans on Nonaccrual Status

Non-accrual loans increased by $2.3 million in the first quarter 2012, primarily due to the placement of loans to two commercial real estate borrowers on non-accrual status, which was partially offset by successful resolutions of other non-performing assets.

•

We placed a $2.2 million loan secured by owner-occupied commercial real estate on non-accrual status in the first quarter of 2012. The loan matured in the fourth quarter of 2011 and demonstrated sufficient debt service coverage at market rates. During first quarter, 2012, the borrower advised us that certain personal health issues had arisen, and as a result, the interim 2012 performance of the business had deteriorated below an adequate level of debt service coverage and the liquidity disclosed on the borrower’s personal financial statements was no longer available to support business. Given these developments, we placed the loan on non-accrual status and began formal collection proceedings.

•

We placed two loans acquired in the Downers Grove National Bank acquisition totaling $1.6 million on non-accrual status in the first quarter of 2012. The loans are secured by income-producing commercial real estate and an on-site inspection confirmed that the properties remain fully-occupied. The decision to place the loans on non-accrual status was based on the borrower’s failure to submit requested financial information and make scheduled payments in the first quarter, 2012. We have initiated formal collection proceedings.

Material activity related to significant non-performing assets previously disclosed was as follows:

•

We negotiated final consensual resolutions of several non-performing loan exposures totaling $3.4 million during the first quarter of 2012. The resolutions are scheduled to close in the second quarter of 2012. To facilitate the resolutions, we recorded additional specific valuation allowances of $482,000 in our results of operations for the first quarter of 2012.

•

Our second-largest total credit exposure is $10.8 million, consisting of three loans secured by a combination of two income-producing commercial real estate properties leased to a credit tenant and several improved vacant land parcels held for future development. We were notified during third quarter of 2011 that the tenant for the two income producing properties had proposed to renew the lease on one facility at a 50% reduction to the current rental rate, and did not intend to renew the lease on the second facility. We concluded that, based on this development, it was not probable that the borrowers could continue to maintain the same debt service payments on the total outstanding credit exposure upon expiration of the current leases. Accordingly, we placed the loans on non-accrual status and established a special valuation allowance of $1.4 million based on a discounted cash flow analysis of the expected cash flows and the net realizable value of the collateral. The lease was subsequently renewed on the first facility at the reduced rental rate, and the borrowers are reportedly seeking a new tenant or purchaser for the second facility. We obtained updated appraisals for the first facility based on the renewed lease, and for the second facility and the other collateral on an “as vacant” basis. Based on the updated appraisals, we recorded an additional $1.9 million specific valuation allowance at December 31, 2011 with respect to this exposure. To resolve the basis of classification, and to permit time to lease the second facility, we proposed a loan renewal structure to the borrowers in which $5.8 million of the loan exposure would be eligible for return to accrual status in 2012, and $2.0 million would be maintained on a cash basis until the second income-producing facility is leased. The borrowers rejected the proposal primarily because it required them to provide us with additional collateral. We commenced foreclosure proceedings and actions on the notes against all of the borrowers in state court during the first quarter of 2012. Shortly before our motion for the appointment of a receiver for the income-producing property was scheduled to be heard, the borrower that beneficially owns the real estate collateral filed a Chapter 11 bankruptcy case We will pursue our claims against that borrower and the real estate collateral in the context of the bankruptcy case, and will continue to pursue our claims on the notes against the individual borrowers in the state court action.

•

We have a $6.1 million total credit exposure secured by industrial/flex suburban Chicago commercial real estate owned by a family. As disclosed in third quarter, 2011, the owners are liquidating this portfolio in an orderly sales process. Of the $6.1 million in total credit exposure, four properties with a total loan balance of $3.0 million have sufficient net operating income to make scheduled loan payments. Three properties with a total loan balance of $3.2 million have insufficient net operating income to make scheduled loan payments; however, the owners have historically established a supplemental cash reserve to fund the difference necessary to make all scheduled loan payments pending the liquidation of the properties. The owners exhausted the supplemental cash reserve during fourth quarter of 2011; therefore, at December 31, 2011, we elected to place these three loans involving a total of $3.1 million on non-accrual status and established a special valuation allowance of $481,000 pending the verification of the sources of continuing debt service support. The borrower received a letter of intent to purchase four of these properties in the fourth quarter of 2012; however, the letter of intent was terminated just before the end of the first quarter of 2012. We are now discussing with the borrower the terms and conditions of a potential short-term renewal of these loans to facilitate the orderly liquidation of these properties during the remainder of 2012.

•

We placed loans totaling $2.0 million secured by an income-producing commercial real estate project on non-accrual status at September 30, 2011, due to the borrower’s transfer of ownership of the project to a new owner without the Bank's consent. The notes matured in 2011 and the new owner continues to remit the monthly payments due under the terms of the matured notes. We are in the process of underwriting loan renewals to the new owner that would reflect a reduction of the principal balance of the original loans based on the results of an updated appraisal. At our option, the original borrower will remain responsible for any deficiency. The underwriting of the loan is now in the latter stages, and if the results of our underwriting of the new owner are acceptable, we expect to be in a position to return the loans to accrual status in 2012; however, we informed the owner that it must conclude the renewal process by the end of the second quarter of 2012 to avoid formal collection action.

•

We placed a total of $1.9 million of loans to two borrowers on non-accrual status at December 31, 2011 due to the borrowers’ partial compliance with loan renewal terms and forbearance agreements. The loans are secured by multi-family real estate collateral. The loans were placed on non-accrual status because the borrowers were in the process of remitting loan payments and supporting documentation but were not in full compliance with the required terms and conditions of the loan renewals or forbearance agreements at December 31, 2011. These borrowers are now in substantial compliance with the terms and conditions of the loan renewals and forbearance agreements, and if compliance continues, we expect to be in a position to return these loans to accrual status in 2012.

Other Real Estate Owned

Real estate that is acquired through foreclosure or a deed in lieu of foreclosure is classified as OREO until it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less the estimated costs of disposal as discussed above. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses.

	Balance at December 31, 2011	Additions	Write–downs and receipts	Sale	Balance at March 31, 2012
	(Dollars in thousands)
One–to–four family residential	$5,328	$285	$—	$(1,362)	$4,251
Multi-family mortgage	3,655	113	—	(763)	3,005
Nonresidential real estate	4,905	230	(184)	(195)	4,756
Land	2,237	—	—	(525)	1,712

	16,125	628	(184)	(2,845)	13,724

Acquired other real estate owned:
One–to–four family residential	327	394	—	—	721
Nonresidential real estate	2,546	—	(282)	—	2,264
Land	3,482	105	(107)	—	3,480

	6,355	499	(389)	—	6,465

Total other real estate owned	$22,480	$1,127	$(573)	$(2,845)	$20,189

We closed sales of OREO in the amount of $2.9 million of net book value in the first quarter of 2012, compared to sales of $3.8 million in the fourth quarter of 2011. Based on current ordinary liquidation activity, we estimate that OREO sales of approximately $5.1 million will close in the second and third quarters of 2012.

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

Troubled Debt Restructuring

The Company had $16.8 million of TDRs at March 31, 2012, compared to $18.1 million at December 31, 2011, with $1.1 million in specific valuation allowances allocated to those loans at March 31, 2012 and December 31, 2011. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.

The following table presents loans by class classified as TDRs:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
One-to-four family residential real estate	$5,447	$5,619
Multi-family mortgages	5,771	5,783
Nonresidential real estate	1,017	2,220
Commercial loans – secured	215	238

Troubled debt restructured loans – accrual loans	12,450	13,860

One-to-four family residential real estate	358	556
Multi-family mortgage	1,217	717
Nonresidential real estate	2,786	2,960
Commercial loans – secured	—	—
Consumer loans	3	3

Troubled debt restructured loans – nonaccrual loans	4,364	4,236

Total troubled debt restructured loans	$16,814	$18,096

The TDRs described above had no impact on interest income, increased the allowance for loan losses by $259,000 and resulted in charge offs of $470,000 during the three months ended March 31, 2012.

Noninterest income

The following table summarizes noninterest income:

	Three months ended March 31,
	2012	2011	Change
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$557	$614	$(57)
Other fee income	385	382	3
Insurance commissions and annuities income	122	169	(47)
Gain on sale of loans, net	267	19	248
Loan servicing fees	128	132	(4)
Loss on disposition of premises and equipment	—	(10)	10
Amortization of servicing assets	(69)	(54)	(15)
Impairment of servicing assets	(13)	—	(13)
Earnings on bank owned life insurance	126	158	(32)
Trust income	184	76	108
Other	145	85	60

Total noninterest income	$1,832	$1,571	$261

Noninterest Income. Noninterest income increased $261,000, or 16.6%, to $1.8 million for the three months ended March 31, 2012, from $1.6 million for the same period in 2011. Deposit service charges and fees decreased $57,000, or 9.3%, to $557,000 for the three months ended March 31, 2012, from $614,000 for the same period in 2011. Income from insurance commissions and annuities decreased $47,000, or 27.8%, to $122,000 for the three months ended March 31, 2012, from $169,000 for the same period in 2011. Gains on sales of loans increased by $248,000 to $267,000 for the three months ended March 31, 2012, from $19,000 for the same period in 2011, due to a increase in the volume of loan sales. In the first quarter 2012, we recorded a pre-tax provision of $13,000 on our mortgage servicing rights portfolio, compared to no provision or recovery for the same period in 2011. Earnings on bank-owned life insurance were $126,000 for the three months ended March 31, 2012, compared to $158,000 for the same period in 2011. Trust income increased $108,000 to $184,000 for the three months ended March 31, 2012, from $76,000 for the same period in 2011, due to the operation of the Trust Department acquired in the Downers Grove National Bank transaction on March 18, 2011.

Noninterest Expense

The following table summarizes noninterest expense:

	Three months ended March 31,
	2012	2011	Change
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$6,659	$6,600	$59
Office occupancy and equipment	1,743	1,868	(125)
Advertising and public relations	94	237	(143)
Information technology	1,261	948	313
Supplies, telephone and postage	430	375	55
Amortization of intangibles	163	382	(219)
Nonperforming asset management	1,191	455	736
Gain on sale other real estate owned	(139)	(52)	(87)
Operations of other real estate owned	351	326	25
Write down other real estate owned	389	179	210
FDIC insurance premiums	348	567	(219)
Acquisition costs	—	1,531	(1,531)
Other	946	839	107

Total noninterest expense	$13,436	$14,255	$(819)

Noninterest Expense. Noninterest expense was $13.4 million for the three months ended March 31, 2012, compared to $14.3 million for the three months ended March 31, 2011, a decrease of $819,000, or 5.7%. Information technology expense increased $313,000, or 33.0%, to $1.3 million, from $948,000 for the same period in 2011. This increase reflects upgrades in the software combined with increases in equipment and processing costs associated with two Downers Grove National Bank branches acquired in March 2011.

Net expense from nonperforming asset management was $1.2 million for the three months ended March 31, 2012, compared to $455,000 for the same period in 2011. Net expense from nonperforming asset management included $565,000 for real estate taxes for the three months ended March 31, 2012, an increase of $264,000, compared to $301,000 expenses for real estate taxes for the same period in 2011. The gain from sales of other real estate owned was $139,000 for the three months ended March 31, 2012, compared to a gain of $52,000 from sales of other real estate owned for the same period in 2011. Net expense from operations of other real estate owned was $351,000 for the three months ended March 31, 2012, compared to $326,000 for the same period in 2011. Net expense from operations of other real estate owned included $166,000 for legal, insurance and receiver fee expenses for the three months ended March 31, 2012 compared to $142,000 for the same period in 2011. Current period net expense from operations of other real estate owned for the current quarter also included $389,000 in write-downs on other real estate owned, compared to $179,000 for the same period in 2011.

Acquisition expense recorded in the first quarter 2011 included $1.3 million in expenses relating to the acquisition of Downers Grove National Bank, including $432,000 in data processing contracts and operational expenses, and $678,000 that was recorded for contract and severance payments. Also recorded in the first quarter 2011 was $278,000 of expenses relating to the multi-family loan purchase from Citibank.

Income Tax Expense (Benefit). We recorded an income tax expense of $457,000 for the three months ended March 31, 2012, compared to an income tax benefit of $979,000 for the same period in 2011. The effective tax rate for the three months ended March 31, 2012 was 16.4% compared to 55.8% in 2011. Effective in 2011, the Illinois corporate income tax rate increased from 7.3% to 9.5%. As a result of this change, we recorded an additional tax benefit of $227,000 for the three months ended March 31, 2011 related to the write-up of state deferred tax assets.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the FHLBC, which provides an additional source of short-term and long-term funding. The outstanding borrowing from the FHLBC was $3.0 million at March 31, 2012, at an interest rate of 2.99%; this borrowing will mature in less than one year. Outstanding FHLBC borrowing was $3.0 million at December 31, 2011.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $11.6 million in cash and cash equivalents as of March 31, 2012 and cash dividends from our subsidiary, the Bank.

As a result of the regulatory restructuring occasioned by the Dodd-Frank Act, the Company is now subject to Federal Reserve Board Supervisory Letter SR 09-4, which provides that a holding company should, among other things, inform the Federal Reserve Bank prior to declaring a dividend if its net income for the current quarter is not sufficient to fully fund the dividend, and inform the Federal Reserve Bank and consider eliminating, deferring or significantly reducing its dividends if its net income for the current quarter is not sufficient to fully fund the dividends, or if its net income for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends. The Company declared cash dividends of $211,000, or $0.01 per share, to our stockholders during the first quarter of 2012.

As of March 31, 2012, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2012, we had no other material commitments for capital expenditures.

Capital Resources. Total stockholders’ equity was $202.1 million at March 31, 2012, compared to $199.9 million at December 31, 2011. The increase in total stockholders’ equity was primarily due to the combined impact of our net income of $2.3 million, offset by our declaration of cash dividends totaling $211,000, and a $55,000 decrease in accumulated other comprehensive income during the quarter ended March 31, 2012. The unallocated shares of common stock that our ESOP owns were reflected as a $13.0 million reduction to stockholders’ equity at March 31, 2012, compared to a $13.2 million reduction to stockholders’ equity at December 31, 2011.

Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The repurchase authorization will expire on May 15, 2012, unless extended by the Board of Directors. As of March 31, 2012, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that have been authorized for repurchase. Federal Reserve Board

Supervisory Letter SR 09-4 provides that holding companies experiencing financial weaknesses such as operating losses should consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock. The Company has not initiated discussions with the Federal Reserve supervisory staff with respect to common stock repurchases, and has no plans to initiate such discussions in the immediate future. Due to the Company’s operating loss in 2011, the Company will not undertake any further share repurchases without engaging in discussions with the Federal Reserve supervisory staff.

At March 31, 2012 and December 31, 2011, the actual regulatory capital ratios and minimum required regulatory ratios for the Bank were:

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2012
Total capital (to risk-weighted assets)	15.58%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	14.31	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	10.98	4.00	5.00

December 31, 2011
Total capital (to risk-weighted assets)	14.73%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	13.47	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	10.50	4.00	5.00

As of March 31, 2012 and December 31, 2011, the Bank as well capitalized under the OCC regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution's category.

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

Quantitative Analysis. The following table sets forth, as of March 31, 2012, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase in NPV		Decrease in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
+400	$25,545	13.97%	$(3,170)	(5.81)%
+300	22,416	13.89	(2,286)	(4.19)
+200	22,289	13.81	(1,466)	(2.68)
+100	21,858	13.54	(753)	(1.38)
0	—	—	—	—

The Company has opted not to include an estimate for a decrease in rates at March 31, 2012 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at March 31, 2012, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 13.81% increase in NPV and a $1.5 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Equity Securities.

Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. In accordance with this authorization, we had repurchased 4,239,134 shares of our common stock as of March 31, 2012. There were no share repurchases conducted in the first quarter of 2012. The current share repurchase authorization will expire on May 15, 2012 unless extended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

Date: May 7, 2012

/s/ F. MORGAN GASIOR

F. Morgan Gasior

Chairman of the Board, Chief Executive Officer and President

/s/ PAUL A. CLOUTIER

Paul A. Cloutier

Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of F. Morgan Gasior, Chairman of the Board, Chief Executive Officer and President, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Paul A. Cloutier, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.2	Certification of F. Morgan Gasior, Chairman of the Board, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul A. Cloutier, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase