Form 10-Q
period 2012-06-30
BankFinancial CORP
filed 2012-08-01
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

or

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

21,072,966 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 31, 2012.

BANKFINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data) – (Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS
Cash and due from other financial institutions	$17,679	$24,247
Interest-bearing deposits in other financial institutions	203,028	96,457

Cash and cash equivalents	220,707	120,704
Securities, at fair value	75,040	92,832
Loans held-for-sale	505	1,918
Loans receivable, net of allowance for loan losses:
June 30, 2012, $30,878 and December 31, 2011, $31,726	1,118,928	1,227,391
Other real estate owned	17,251	22,480
Stock in Federal Home Loan Bank, at cost	10,160	16,346
Premises and equipment, net	38,934	39,155
Accrued interest receivable	4,527	5,573
Core deposit intangible	3,351	3,671
Bank owned life insurance	21,453	21,207
FDIC prepaid expense	3,738	4,351
Income tax receivable	694	1,809
Other assets	6,906	6,138

Total assets	$1,522,194	$1,563,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits
Noninterest-bearing	$140,801	$142,084
Interest-bearing	1,148,666	1,190,468

Total deposits	1,289,467	1,332,552
Borrowings	10,081	9,322
Advance payments by borrowers taxes and insurance	10,798	10,976
Accrued interest payable and other liabilities	8,905	10,868

Total liabilities	1,319,251	1,363,718

Commitments and contingent liabilities

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,072,966 shares issued at June 30, 2012 and December 31, 2011	211	211
Additional paid-in capital	193,723	193,801
Retained earnings	20,659	17,946
Unearned Employee Stock Ownership Plan shares	(12,725)	(13,212)
Accumulated other comprehensive income	1,075	1,111

Total stockholders’ equity	202,943	199,857

Total liabilities and stockholders’ equity	$1,522,194	$1,563,575

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data) – (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$15,312	$18,155	$31,424	$32,565
Securities	387	768	829	1,590
Other	125	77	205	193

Total interest income	15,824	19,000	32,458	34,348

Interest expense
Deposits	1,084	1,849	2,298	3,749
Borrowings	28	61	54	157

Total interest expense	1,112	1,910	2,352	3,906

Net interest income	14,712	17,090	30,106	30,442
Provision for loan losses	1,745	3,175	2,741	5,599

Net interest income after provision for loan losses	12,967	13,915	27,365	24,843

Noninterest income
Deposit service charges and fees	521	691	1,078	1,303
Other fee income	383	413	768	795
Insurance commissions and annuities income	112	155	234	324
Gain on sale of loans, net	118	39	385	58
Loss on disposition of premises and equipment, net	(157)	(10)	(157)	(20)
Loan servicing fees	119	137	247	269
Amortization and impairment of servicing assets	(98)	(51)	(180)	(105)
Earnings on bank owned life insurance	120	162	246	320
Trust	190	216	374	292
Other	110	127	255	214

Total noninterest income	1,418	1,879	3,250	3,450

Noninterest expense
Compensation and benefits	6,461	7,120	13,120	13,720
Office occupancy and equipment	1,755	1,736	3,498	3,604
Advertising and public relations	217	260	311	497
Information technology	1,146	1,091	2,407	2,039
Supplies, telephone, and postage	408	439	838	814
Amortization of intangibles	157	470	320	852
Nonperforming asset management	1,117	1,279	2,357	1,734
Operations of other real estate owned	1,691	855	2,243	1,308
FDIC insurance premiums	309	186	657	753
Acquisition costs	—	230	—	1,761
Other	783	957	1,729	1,796

Total noninterest expense	14,044	14,623	27,480	28,878

Income (loss) before income taxes	341	1,171	3,135	(585)
Income tax expense (benefit)	(457)	145	—	(834)

Net Income	$798	$1,026	$3,135	$249

Basic income per common share	$0.04	$0.05	$0.16	$0.01

Diluted income per common share	$0.04	$0.05	$0.16	$0.01

Weighted average common shares outstanding	19,860,419	19,713,952	19,847,846	19,701,904
Diluted weighted average common shares outstanding	19,860,419	19,715,480	19,847,846	19,703,600

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands) – (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income	$798	$1,026	$3,135	$249

Unrealized holding gain (loss) arising during the period	19	(142)	(36)	(1,048)
Tax effect	—	54	—	399

Change in other comprehensive income (loss), net of tax effect	19	(88)	(36)	(649)

Comprehensive income (loss)	$817	$938	$3,099	$(400)

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

(In thousands, except per share data) – (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2011	$211	$194,186	$71,278	$(14,190)	$1,800	$253,285

Net income	—	—	249	—	—	249
Change in other comprehensive income, net of tax effects	—	—	—	—	(649)	(649)
Nonvested stock awards-stock-based compensation expense	—	32	—	—	—	32
Cash dividends declared on common stock ($0.14 per share)	—	—	(2,950)	—	—	(2,950)
ESOP shares earned	—	(74)	—	485	—	411

Balance at June 30, 2011	$211	$194,144	$68,577	$(13,705)	$1,151	$250,378

Balance at January 1, 2012	$211	$193,801	$17,946	$(13,212)	$1,111	$199,857

Net income	—	—	3,135	—	—	3,135
Change in other comprehensive income, net of tax effects	—	—	—	—	(36)	(36)
Nonvested stock awards-stock-based compensation expense	—	41	—	—	—	41
Cash dividends declared on common stock ($0.02 per share)	—	—	(422)	—	—	(422)
ESOP shares earned	—	(119)	—	487	—	368

Balance at June 30, 2012	$211	$193,723	$20,659	$(12,725)	$1,075	$202,943

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Six months ended June 30, 2012 and 2011

(In thousands) – (Unaudited)

	2012	2011

Cash flows from operating activities
Net income	$3,135	$249
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	2,741	5,599
ESOP shares earned	368	411
Stock-based compensation expense	41	32
Depreciation and amortization	2,283	2,216
Amortization of premiums and discounts on securities and loans	(1,633)	(1,123)
Amortization of core deposit intangible	320	852
Amortization and impairment of servicing assets	180	105
Net change in net deferred loan origination costs	127	340
Net loss (gain) on sale of other real estate owned	(85)	(109)
Net gain on sale of loans	(385)	(58)
Net loss disposition of premises and equipment	157	20
Loans originated for sale	(9,585)	(4,880)
Proceeds from sale of loans	11,383	7,654
Net change in:
Deferred income tax	—	(839)
Accrued interest receivable	1,046	(184)
Earnings on bank owned life insurance	(246)	(320)
Other assets	1,481	1,421
Accrued interest payable and other liabilities	(1,963)	(462)

Net cash from operating activities	9,365	10,924

Cash flows from investing activities
Securities
Proceeds from maturities	21,189	11,802
Proceeds from principal repayments	9,700	22,616
Proceeds from sales of securities	—	9,677
Purchases of securities	(13,184)	(9,786)
Loans receivable
Principal payments on loans receivable	281,548	339,813
Purchases of loans	(398)	(151,354)
Originated for investment	(177,554)	(322,517)
Proceeds of redemption of Federal Reserve Bank stock	—	155
Proceeds of redemption of Federal Home Loan Bank of Chicago stock	6,186	—
Proceeds from sale of other real estate owned	7,456	2,300
Purchases of premises and equipment, net	(1,495)	(413)
Cash acquired in acquisition	—	61,619

Net cash from (used in) investing activities	133,448	(36,088)

(Continued)

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Six months ended June 30, 2012 and 2011

(In thousands) – (Unaudited)

	2012	2011
Cash flows from financing activities
Net change in deposits	(42,969)	(69,985)
Net change in borrowings	759	(11,154)
Net change in advance payments by borrowers for taxes and insurance	(178)	2,925
Cash dividends paid on common stock	(422)	(2,950)

Net cash used in financing activities	(42,810)	(81,164)

Net change in cash and cash equivalents	100,003	(106,328)

Beginning cash and cash equivalents	120,704	220,810

Ending cash and cash equivalents	$220,707	$114,482

Supplemental disclosures of cash flow information:
Interest paid	$2,378	$3,758
Income taxes paid	—	3
Income taxes refunded	1,115	—
Loans transferred to other real estate owned	3,766	7,869

Supplemental disclosures of noncash investing activities – Acquisition:
Noncash assets acquired:
Securities		$10,177
Loans receivable		118,147
Other real estate owned		6,965
Stock in Federal Home Loan Bank and Federal Reserve Bank		903
Goodwill		1,296
Premises and equipment, net		7,442
Accrued interest receivable		355
Core deposit intangible		2,660
FDIC prepaid expense		774
Income tax receivable		774
Deferred taxes, net		2,662
Other assets		42

Total noncash items acquired		152,197

Liabilities assumed:
Deposits		212,939
Advance payments by borrowers taxes and insurance		34
Accrued interest payable and other liabilities		843

Total liabilities assumed		213,816

Cash and cash equivalents acquired		$61,619

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

Principles of Consolidation: The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”) and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three- and six-month periods ended June 30, 2012, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012.

Certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, mortgage servicing rights, deferred tax assets, stock-based compensation, the impairment of securities and the fair value of financial instruments are particularly subject to change and the effect of such change could be material to the financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income available to common shareholders	$798	$1,026	$3,135	$249

Average common shares outstanding	21,072,966	21,072,966	21,072,966	21,072,966
Less:
Unearned ESOP shares	(1,209,023)	(1,350,347)	(1,221,191)	(1,362,395)
Unvested restricted stock shares	(3,524)	(8,667)	(3,929)	(8,667)

Weighted average common shares outstanding	19,860,419	19,713,952	19,847,846	19,701,904

Basic earnings per common share	$0.04	$0.05	$0.16	$0.01

Weighted average common shares outstanding	19,860,419	19,713,952	19,847,846	19,701,904
Net effect of dilutive stock options and unvested restricted stock	—	1,528	—	1,696

Weighted average diluted common shares outstanding	19,860,419	19,715,480	19,847,846	19,703,600

Diluted earnings per common share	$0.04	$0.05	$0.16	$0.01

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	1,881,053	2,202,553	1,881,053	2,202,553
Weighted average exercise price of anti-dilutive stock options	$16.58	$16.48	$16.58	$16.48

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of securities and the corresponding gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Certificates of deposit	$21,930	$—	$—	$21,930
Municipal securities	515	27	—	542
Equity mutual fund	500	30	—	530
Mortgage-backed securities – residential	31,997	1,512	(1)	33,508
Collateralized mortgage obligations – residential	18,296	209	(19)	18,486
SBA-guaranteed loan participation certificates	44	—	—	44

	$73,282	$1,778	$(20)	$75,040

December 31, 2011
Certificates of deposit	$30,448	$—	$—	$30,448
Municipal securities	515	36	—	551
Equity mutual fund	500	24	—	524
Mortgage-backed securities – residential	34,691	1,385	—	36,076
Collateralized mortgage obligations – residential	24,837	372	(23)	25,186
SBA-guaranteed loan participation certificates	47	—	—	47

	$91,038	$1,817	$(23)	$92,832

The amortized cost and fair values of securities at June 30, 2012 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Amortized Cost	Fair Value

Within one year	$22,095	$22,097
One to five years	350	375

	22,445	22,472

Equity mutual fund	500	530
Mortgage-backed securities – residential	31,997	33,508
Collateralized mortgage obligations – residential	18,296	18,486
SBA-guaranteed loan participation certificates	44	44

Total	$73,282	$75,040

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES (continued)

Securities with unrealized losses at June 30, 2012 and December 31, 2011 that were not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2012
Mortgage-backed securities – residential	$72	$1	$—	$—	$72	$1
Collateralized mortgage obligations – residential	—	—	2,106	19	2,106	19

Total	$72	$1	$2,106	$19	$2,178	$20

December 31, 2011
Collateralized mortgage obligations – residential	$—	$—	$2,134	$23	$2,134	$23

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

Certain residential mortgage-backed securities and residential collateralized mortgage obligations that the Company holds in its investment portfolio remained in an unrealized loss position at June 30, 2012, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell the securities before an anticipated recovery occurs.

NOTE 4 – LOANS RECEIVABLE

Loans receivable are as follows:

	June 30, 2012	December 31, 2011

One-to-four family residential real estate loans	$252,034	$272,032
Multi-family mortgage loans	390,112	423,615
Nonresidential real estate loans	299,567	311,641
Construction and land loans	15,391	19,852
Commercial loans	68,510	93,932
Commercial leases	121,356	134,990
Consumer loans	2,055	2,147

Total loans	1,149,025	1,258,209
Net deferred loan origination costs	781	908
Allowance for loan losses	(30,878)	(31,726)

Loans, net	$1,118,928	$1,227,391

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
June 30, 2012
One-to-four family residential real estate loans	$2,255	$82	$4,695	$7,032	$15,225	$2,297	$234,512	$252,034
Multi-family mortgage loans	1,730	—	4,301	6,031	18,743	1,491	369,878	390,112
Nonresidential real estate loans	6,198	57	4,934	11,189	31,010	2,661	265,896	299,567
Construction and land loans	1,019	46	560	1,625	3,971	2,324	9,096	15,391
Commercial loans	2,838	39	1,413	4,290	3,657	677	64,176	68,510
Commercial leases	91	—	543	634	159	—	121,197	121,356
Consumer loans	3	—	74	77	3	—	2,052	2,055

Total	$14,134	$224	$16,520	$30,878	$72,768	$9,450	$1,066,807	1,149,025

Net deferred loan origination costs								781
Allowance for loan losses								(30,878)

Loans, net								$1,118,928

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
December 31, 2011
One-to-four family residential real estate loans	$1,883	$4,220	$6,103	$14,181	$3,941	$253,910	$272,032
Multi-family mortgage loans	1,881	4,201	6,082	20,380	1,418	401,817	423,615
Nonresidential real estate loans	8,126	5,630	13,756	32,669	3,375	275,597	311,641
Construction and land loans	959	725	1,684	3,263	4,788	11,801	19,852
Commercial loans	2,079	1,460	3,539	3,160	1,078	89,694	93,932
Commercial leases	22	482	504	22	—	134,968	134,990
Consumer loans	3	55	58	3	—	2,144	2,147

Total	$14,953	$16,773	$31,726	$73,678	$14,600	$1,169,931	1,258,209

Net deferred loan origination costs							908
Allowance for loan losses							(31,726)

Loans, net							$1,227,391

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Beginning balance	$31,638	$22,504	$31,726	$22,180
Loans charged off
One-to-four family residential real estate loans	(591)	(415)	(1,263)	(2,043)
Multi-family mortgage loans	(135)	(542)	(689)	(779)
Nonresidential real estate loans	(2,202)	—	(2,635)	—
Construction and land loans	(185)	(1,771)	(232)	(2,149)
Commercial loans	(31)	(42)	(169)	(42)
Commercial leases	—	—	—	—
Consumer loans	(11)	(1)	(23)	(17)

	(3,155)	(2,771)	(5,011)	(5,030)

Recoveries:
One-to-four family residential real estate loans	74	5	185	7
Multi-family mortgage loans	96	32	480	121
Nonresidential real estate loans	284	5	315	63
Construction and land loans	58	—	242	—
Commercial loans	132	13	189	23
Commercial leases	—	—	—	—
Consumer loans	6	—	11	—

Recoveries	650	55	1,422	214

Net charge-off	(2,505)	(2,716)	(3,589)	(4,816)

Provision for loan losses	1,745	3,175	2,741	5,599

Ending balance	$30,878	$22,963	$30,878	$22,963

Impaired Loans

Impaired loans are summarized as follows:

	June 30, 2012	December 31, 2011

Loans with allocated allowance for loan losses	$46,757	$45,649
Loans with no allocated allowance for loan losses	26,011	28,029

	72,768	73,678

Purchased impaired loans	9,450	14,600

Total impaired loans	$82,218	$88,278

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

				For the Three Month ended June 30, 2012		For the Six Months ended June 30, 2012
	Loan Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2012
With no related allowance recorded:
One-to-four family residential real estate loans	$1,891	$1,929	$—	$2,159	$45	$2,121	$54
One-to-four family residential real estate loans – non-owner occupied	5,684	5,661	—	6,331	90	6,238	96
Multi-family mortgage loans	7,687	7,952	—	8,231	130	8,521	150
Wholesale commercial lending	3,301	3,279	—	3,302	69	3,302	69
Nonresidential real estate loans	6,546	6,904	—	6,350	14	6,690	80
Land loans	708	726	—	177	9	101	9
Commercial loans – secured	194	198	—	204	12	215	12

	26,011	26,649	—	26,754	369	27,188	470

With an allowance recorded:
One-to-four family residential real estate loans	4,772	4,951	1,155	3,562	13	3,711	43
One-to-four family residential real estate loans – non-owner occupied	2,878	3,068	1,100	2,314	—	2,117	11
Multi-family mortgage loans	7,755	8,278	1,730	7,335	7	7,680	71
Nonresidential real estate loans	24,464	25,655	6,198	25,798	57	25,648	98
Land loans	3,263	3,434	1,019	3,264	—	3,264	—
Commercial loans – secured	2,855	3,204	2,257	2,862	—	2,863	—
Commercial loans – unsecured	608	662	581	628	—	381	—
Non-rated commercial leases	159	161	91	56	4	42	4
Consumer loans	3	3	3	4	—	4	—

	46,757	49,416	14,134	45,823	81	45,710	227

Total	$72,768	$76,065	$14,134	$72,577	$450	$72,898	$697

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

	Loan Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2011
With no related allowance recorded:
One-to-four family residential real estate loans	$2,329	$2,347	$—	$623	$24
One-to-four family residential real estate loans – non-owner occupied	5,945	5,868	—	2,499	266
Multi-family mortgage loans	8,910	9,113	—	5,567	378
Wholesale commercial lending	3,304	3,300	—	338	35
Nonresidential real estate loans	7,304	7,468	—	5,977	275
Construction loans	—	—	—	77	—
Land loans	—	—	—	70	—
Commercial loans – secured	237	244	—	448	45
Commercial loans – unsecured	—	—	—	—	41
Commercial loans – other	—	—	—	44	15

	28,029	28,340	—	15,643	1,079

With an allowance recorded:
One-to-four family residential real estate loans	3,970	4,145	1,055	1,406	2
One-to-four family residential real estate loans – non-owner occupied	1,937	2,051	828	2,962	—
Multi-family mortgage loans	8,166	8,594	1,881	4,307	5
Wholesale commercial lending	—	—	—	4,066	—
Nonresidential real estate loans	25,365	26,157	8,126	12,134	75
Construction loans	—	—	—	1,392	—
Land loans	3,263	3,315	959	2,128	82
Commercial loans – secured	2,869	3,144	2,048	3,253	—
Commercial loans – unsecured	54	63	31	150	—
Commercial loans – other	—	—	—	22	—
Non-rated commercial leases	22	22	22	98	—
Consumer loans	3	3	3	—	—

	45,649	47,494	14,953	31,918	164

Total	$73,678	$75,834	$14,953	$47,561	$1,243

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Purchased Impaired Loans

As a result of its acquisition of Downers Grove National Bank, the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. The carrying amount of these purchased impaired loans is as follows:

	June 30, 2012	December 31, 2011

One-to-four family residential real estate loans	$2,297	$3,941
Multi-family mortgage loans	1,491	1,418
Nonresidential real estate loans	2,661	3,375
Construction loans	—	813
Land loans	2,324	3,975
Commercial loans	677	1,078

Outstanding balance	$9,450	$14,600

Carrying amount, net of allowance:
$224,000 at June 30, 2012, none at December 31, 2011	$9,227	$14,600

Accretable yield, or income expected to be collected, related to purchased impaired loans is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Beginning balance	$1,790	$—	$2,270	$—
New loans purchased	—	3,410	—	3,410
Disposals	395	—	522	—
Accretion of income	563	388	916	388

Ending balance	$832	$3,022	$832	$3,022

For the above purchased impaired loans, the Company decreased the allowance for loan losses by $114,000 during the three months ended June 30, 2012, and increased the allowance for loan losses by $224,000 during the six months ended June 30, 2012. No allowance for loan losses was recorded for these loans for the three and six months ended June 30, 2011.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Purchased impaired loans for which it was probable at the date of acquisition that all contractually required payments would not be collected are as follows:

	June 30, 2012	December 31, 2011

Contractually required payments receivable of loans purchased:
One-to-four family residential real estate loans	$4,407	$5,886
Multi-family mortgage loans	3,456	3,456
Nonresidential real estate loans	4,308	5,395
Construction loans	—	1,314
Land loans	4,013	8,152
Commercial loans	7,274	7,672
Consumer loans	32	33

	$23,490	$31,908

At acquisition cash flows expected to be collected were $18.8 million, compared to the fair value of purchased impaired loans of $15.4 million.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Nonaccrual loans

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans, excluding purchased impaired loans:

	Unpaid Principal Balance	Recorded Investment	Loans Past Due Over 90 Days, still accruing

June 30, 2012
One-to-four family residential real estate loans	$9,223	$9,577	$—
One-to-four family residential real estate loans – non owner occupied	4,991	5,225	—
Multi-family mortgage loans	12,640	13,355	251
Nonresidential real estate loans	30,096	31,253	—
Land loans	4,005	4,161	—
Commercial loans – secured	2,870	3,204	—
Commercial loans – unsecured	663	711	—
Non-rated commercial leases	159	160	—
Consumer loans	13	13	—

	$64,660	$67,659	$251

December 31, 2011
One-to-four family residential real estate loans	$6,199	$6,488	$40
One-to-four family residential real estate loans – non owner occupied	4,510	4,647	—
Multi-family mortgage loans	14,983	15,495	—
Nonresidential real estate loans	30,396	31,104	125
Land loans	3,263	3,315	185
Commercial loans – secured	2,885	3,144	—
Commercial loans – unsecured	55	63	—
Non-rated commercial leases	22	22	—
Consumer loans	3	3	—

	$62,316	$64,281	$350

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.

The Company’s reserve for uncollected loan interest was $3.6 million and $2.7 million at June 30, 2012 and December 31, 2011, respectively. Except for purchased impaired loans, when a loan is on non-accrual status and the ultimate collectability of the total principal balance of the impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Past Due Loans

The following table presents the aging of the recorded investment in past due loans by class of loans, excluding purchased impaired loans:

	30-59 Days Past Due		60-89 Days Past Due		90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2012
One-to-four family residential real estate loans	$1,297		$652		$7,029	$8,978	$169,485	$178,463
One-to-four family residential real estate loans – non-owner occupied	3		1,220		4,913	6,136	65,290	71,426
Multi-family mortgage loans	1,060		938		10,689	12,687	317,310	329,997
Wholesale commercial lending	—		—		—	—	55,958	55,958
Nonresidential real estate loans	1,596		754		29,005	31,355	264,561	295,916
Construction loans	—		—		—	—	441	441
Land loans	—		—		4,161	4,161	8,642	12,803
Commercial loans:
Secured	—		—		3,204	3,204	22,374	25,578
Unsecured	102		27		708	837	8,494	9,331
Municipal loans	—		—		—	—	5,927	5,927
Warehouse lines	—		—		—	—	8,657	8,657
Health care	—		—		—	—	11,448	11,448
Other	—		—		—	—	7,510	7,510
Commercial leases:
Investment rated commercial leases	—		—		—	—	82,923	82,923
Below investment grade	—		—		—	—	8,624	8,624
Non-rated	—		—		71	71	26,336	26,407
Lease pools	—		—		—	—	4,235	4,235
Consumer loans	4		—		3	7	2,058	2,065

Total	$4,062	(1)	$3,591	(1)	$59,783	$67,436	$1,070,273	$1,137,709

(1)	33% of the combined 30-89 days past due loans have matured and are in the in the process of analysis and renewal.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following table presents the aging of the recorded investment in past due purchased impaired loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2012
One-to-four family residential real estate loans – non-owner occupied	$—	$—	$1,583	$1,583	$714	$2,297
Multi-family mortgage loans	—	—	1,491	1,491	—	1,491
Nonresidential real estate loans	—	—	1,210	1,210	1,451	2,661
Construction loans	—	—	—	—	—	—
Land loans	—	—	2,049	2,049	271	2,320
Commercial loans – secured	—	—	677	677	—	677

Total	$—	$—	$7,010	$7,010	$2,436	$9,446

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans, excluding purchased impaired loans:

	30-59 Days Past Due		60-89 Days Past Due		90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2011
One-to-four family residential real estate loans	$2,259		$605		$5,925	$8,789	$182,895	$191,684
One-to-four family residential real estate loans – non-owner occupied	2,307		122		3,005	5,434	71,114	76,548
Multi-family mortgage loans	6,002		4,176		13,237	23,415	327,488	350,903
Wholesale commercial lending	785		—		—	785	67,723	68,508
Nonresidential real estate loans	3,387		6,183		17,971	27,541	279,628	307,169
Construction loans	—		520		—	520	1,336	1,856
Land loans	5,445		1,152		462	7,059	6,273	13,332
Commercial loans:
Secured	17		—		3,143	3,160	26,193	29,353
Unsecured	435		3		63	501	9,387	9,888
Municipal loans	—		—		—	—	6,471	6,471
Warehouse lines	—		—		—	—	9,862	9,862
Health care	—		—		—	—	29,510	29,510
Other	—		—		—	—	8,425	8,425
Commercial leases:
Investment rated commercial leases	294		—		—	294	84,378	84,672
Below investment grade	—		—		—	—	6,263	6,263
Non-rated	290				23	313	37,053	37,366
Lease pools	—		—		—	—	7,824	7,824
Consumer loans	7		—		—	7	2,152	2,159

Total	$21,228	(1)	$12,761	(1)	$43,829	$77,818	$1,163,975	$1,241,793

(1)	46% of the combined 30-89 days past due loans have matured and are in the in the process of analysis and renewal.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Troubled Debt Restructurings

The Company evaluates loan extensions and modifications in accordance with FASB ASC 310–40 with respect to the classification of the loan as a troubled debt restructuring (“TDR”). In general, if the Company grants a loan extension or modification to a borrower for other than an insignificant period of time that includes a below–market interest rate, principal forgiveness, payment forbearance or another concession intended to minimize the economic loss to the Company, the loan extension or loan modification is classified as a TDR. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal then due and payable, management measures any impairment on the restructured loan in the same manner as for impaired loans as noted above.

The Company had $13.9 million of TDRs at June 30, 2012, compared to $18.1 million at December 31, 2011, with $292,000 in specific valuation allowances allocated to those loans at June 30, 2012, and $1.2 million in specific valuation reserves allocated at December 31, 2011. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.

The following table presents loans by class classified as TDRs:

	June 30, 2012	December 31, 2011

One-to-four family residential real estate	$4,380	$5,619
Multi-family mortgage	5,369	5,783
Nonresidential real estate	1,012	2,220
Commercial loans – secured	195	238

Troubled debt restructured loans – accrual loans	10,956	13,860

One-to-four family residential real estate	1,018	556
Multi-family mortgage	1,605	717
Nonresidential real estate	296	2,960
Commercial loans – secured	—	—
Consumer loans	3	3

Troubled debt restructured loans – nonaccrual loans	2,922	4,236

Total troubled debt restructured loans	$13,878	$18,096

During the three-and six-month periods ending June 30, 2012 and 2011, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present loans, by loan class, that were modified as TDRs during the following periods:

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment

One-to-four family residential real estate	5	$267	$267	7	$659	$659
Multi-family mortgage	—	—	—	1	700	500

Total	5	$267	$267	8	$1,359	$1,159

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the three months ended June 30, 2012
One-to-four family residential real estate	$132	$135	$—	$267

For the six months ended June 30, 2012
One-to-four family residential real estate	$504	$155	$—	$659
Multi-family mortgage	—	—	500	500

Total	$504	$155	$500	$1,159

The TDRs described above had no impact on interest income and increased the allowance for loan losses by $15,000 and $198,000 during the three and six months ended June 30, 2012, respectively. The TDRs above also resulted in charge offs of $470,000 for the six months ended June 30, 2012.

The following table presents loans, by loan class, that were modified as TDRs for which there was a payment default within twelve months following the modification during the following periods:

	For the three months ended June 30, 2012		For the six months ended June 30, 2012
	Number of loans	Recorded investment	Number of loans	Recorded investment

One-to-four family residential real estate	4	$586	5	$864
Nonresidential real estate	3	2,608	4	3,308

Total	7	$3,194	9	$4,172

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present loans by class that were modified as TDRs during the following periods:

	For the three months ended June 30, 2011			For the six months ended June 30, 2011
	Number of borrowers	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of borrowers	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment

One-to-four family residential real estate-non-owner occupied	1	$79	$79	2	$5,593	$4,279
Multi-family mortgage	2	1,130	1,130	2	1,129	1,129

Total	3	$1,209	$1,209	4	$6,722	$5,408

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the three months ended June 30, 2011
One-to-four family residential real estate	$79	$—	$—	$79
Multi-family mortgage	1,130	—	—	1,130

Total	$1,209	$—	$—	$1,209

For the six months ended June 30, 2011
One-to-four family residential real estate	$79	$—	$—	$79
Multi-family mortgage	1,130	—	4,200	5,330

Total	$1,209	$—	$4,200	$5,409

The TDRs described above decreased interest income by $41,000, increased the allowance for loan losses by $757,000 and resulted in charge offs of $500,000 during the three months ended June 30, 2011.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the three and six months ended June 30, 2012 that did not meet the definition of a TDR. These loans have a total recorded investment as of June 30, 2012 of $1.7 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Substandard. A Substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. The risk rating guidance published by the Office of the Comptroller of the Currency (“OCC”) clarifies that a loan with a well-defined weakness does not have to present a probability of default for the loan to be rated Substandard, and that an individual loan’s loss potential does not have to be distinct for the loan to be rated Substandard.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

NOTE 4 – LOANS RECEIVABLE (continued)

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch List	Special Mention	Substandard (1), (2)	Doubtful	Total
June 30, 2012
One-to-four family residential real estate loans	$165,739	$2,090	$—	$10,407	$8	$178,244
One-to-four family residential real estate loans – non-owner occupied	55,220	6,515	370	11,685	—	73,790
Multi-family mortgage loans	279,907	27,379	3,807	22,229	818	334,140
Wholesale commercial lending	49,697	3,513	—	2,762	—	55,972
Nonresidential real estate loans	203,808	26,392	22,092	47,275	—	299,567
Construction loans	—	—	440	—	—	440
Land loans	5,228	508	—	9,215	—	14,951
Commercial loans:
Secured	19,704	1,713	805	3,432	221	25,875
Unsecured	4,712	683	247	3,019	582	9,243
Municipal loans	5,846	—	—	—	—	5,846
Warehouse lines	8,618	—	—	—	—	8,618
Health care	9,795	712	912	—	—	11,419
Other	7,374	135	—	—	—	7,509
Commercial leases:					—
Investment rated commercial leases	82,344	—	—	—	—	82,344
Below investment grade	8,529	30	—	—	—	8,559
Non-rated	26,075	4	—	22	137	26,238
Lease pools	4,215	—	—	—	—	4,215
Consumer loans	2,042	—	—	13	—	2,055

Total	$938,853	$69,674	$28,673	$110,059	$1,766	$1,149,025

(1)	The Company has assigned the purchased impaired loans that it acquired in its acquisition of Downers Grove National Bank to the Substandard risk classification category.
(2)	The Dodd-Frank Act abolished the Bank’s former primary federal regulator, the Office of Thrift of Supervision (“OTS”), effective on July 21, 2011, and transferred the authority for examining, regulating and supervising federal savings banks from the OTS to the OCC. The OCC’s published guidance on the assignment of loan risk ratings is different in some respects from the published guidance of the OTS, particularly as it relates to performing loans with well-defined weaknesses that do not present a probability of default or loss. At June 30, 2012, $38.3 million of loans that were classified “Substandard” pursuant to applicable OCC loan risk rating guidance were performing and on accrual status.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

NOTE 4 – LOANS RECEIVABLE (continued)

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch List	Special Mention	Substandard (1), (2)	Doubtful	Total
December 31, 2011
One-to-four family residential real estate loans	$183,611	$657	$51	$7,108	$—	$191,427
One-to-four family residential real estate loans – non-owner occupied	61,455	7,058	—	12,092	—	80,605
Multi-family mortgage loans	301,339	24,288	6,021	21,855	1,648	355,151
Wholesale commercial lending	64,743	959	—	2,762	—	68,464
Nonresidential real estate loans	208,826	30,428	18,659	53,728	—	311,641
Construction loans	968	—	363	1,325	—	2,656
Land loans	7,519	143	—	9,534	—	17,196
Commercial loans:
Secured	24,152	937	415	4,049	464	30,017
Unsecured	6,436	343	38	3,010	46	9,873
Municipal loans	6,381	—	—	—	—	6,381
Warehouse lines	9,830	—	—	—	—	9,830
Health care	27,046	1,014	1,376	—	—	29,436
Other	8,395	—	—	—	—	8,395
Commercial leases:					—
Investment rated commercial leases	83,947	—	—	—	—	83,947
Below investment grade	6,004	205	—	—	—	6,209
Non-rated	36,944	82	—	22	—	37,048
Lease pools	7,786	—	—	—	—	7,786
Consumer loans	2,144	—	—	3	—	2,147

Total	$1,047,526	$66,114	$26,923	$115,488	$2,158	$1,258,209

(1)	The Company has assigned the purchased impaired loans that it acquired in its acquisition of Downers Grove National Bank to the Substandard risk classification category.
(2)	The Dodd-Frank Act abolished the Bank’s former primary federal regulator, the OTS, effective on July 21, 2011, and transferred the authority for examining, regulating and supervising federal savings banks from the OTS to the OCC. The OCC’s published guidance on the assignment of loan risk ratings is different in some respects from the published guidance of the OTS, particularly as it relates to performing loans with well-defined weaknesses that do not present a probability of default or loss. At December 31, 2011, $41.4 million of loans that were classified “Substandard” pursuant to applicable OCC loan risk rating guidance were performing and on accrual status.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

NOTE 5 – FAIR VALUE

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

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These real estate appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property) and the cost approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available, if applicable. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. In addition, a discount is typically applied to account for sales and holding expenses. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The method utilized to estimate the fair value of loans does not necessarily represent an exit price.

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

NOTE 5 – FAIR VALUE

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2012
Securities:
Certificates of deposit	$—	$21,930	$—	$21,930
Municipal securities	—	542	—	542
Equity mutual fund	530	—	—	530
Mortgage-backed securities – residential	—	33,508	—	33,508
Collateralized mortgage obligations – residential	—	18,486	—	18,486
SBA-guaranteed loan participation certificates	—	44	—	44

	$530	$74,510	$—	$75,040

December 31, 2011
Securities:
Certificates of deposit	$—	$30,448	$—	$30,448
Municipal securities	—	551	—	551
Equity mutual fund	524	—	—	524
Mortgage-backed securities – residential	—	36,076	—	36,076
Collateralized mortgage obligations – residential	—	25,186	—	25,186
SBA-guaranteed loan participation certificates	—	47	—	47

	$524	$92,308	$—	$92,832

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

NOTE 5 – FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2012
Impaired loans:
One-to-four family residential real estate loans	$—	$—	$5,395	$5,395
Multi-family mortgage loans	—	—	6,025	6,025
Nonresidential real estate loans	—	—	18,266	18,266
Construction and land loans	—	—	2,244	2,244
Commercial loans	—	—	625	625
Commercial leases	—	—	68	68

Impaired loans	$—	$—	$32,623	$32,623

Other real estate owned:
One-to-four family residential real estate	$—	$—	$3,900	$3,900
Multi-family mortgage	—	—	2,645	2,645
Nonresidential real estate	—	—	5,423	5,423
Land	—	—	5,283	5,283

Other real estate owned	$—	$—	$17,251	$17,251

Mortgage servicing rights	$—	$258	$—	$258

December 31, 2011
Impaired loans:
One-to-four family residential real estate loans	$—	$—	$4,024	$4,024
Multi-family mortgage loans	—	—	6,285	6,285
Nonresidential real estate loans	—	—	17,239	17,239
Construction and land loans	—	—	2,304	2,304
Commercial loans	—	—	844	844

Impaired loans	$—	$—	$30,696	$30,696

Other real estate owned:
One-to-four family residential real estate	$—	$—	$5,655	$5,655
Multi-family mortgage	—	—	3,655	3,655
Nonresidential real estate	—	—	7,451	7,451
Land	—	—	5,719	5,719

Other real estate owned	$—	$—	$22,480	$22,480

Mortgage servicing rights	$—	$344	$—	$344

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

NOTE 5 – FAIR VALUE (continued)

Impaired loans, excluding purchased impaired loans, that are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $72.8 million, with a valuation allowance of $14.1 million at June 30, 2012, compared to a carrying amount of $73.7 million, with a valuation allowance of $15.0 million at December 31, 2011, resulting in a decrease in the provision for loan losses for these impaired loans of $420,000 and $819,000 for the three and six months ended June 30, 2012, respectively.

Other real estate owned (“OREO”), which is carried at the lower of cost or fair value less costs to sell, had a carrying value of $17.3 million at June 30, 2012, which included write-downs of $1.0 million and $1.4 million for the three and six months ended June 30, 2012, respectively, compared to $22.5 million at December 31, 2011, which included write-downs of $4.0 million for the year ended December 31, 2011.

Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $1.1 million at June 30, 2012, of which $813,000 related to fixed rate loans and $286,000 related to adjustable rate loans. Mortgage servicing rights had a carrying amount of $1.2 million at December 31, 2011, of which $895,000 related to fixed rate loans and $309,000 related to adjustable rate loans. A pre-tax provision of $44,000 and $31,000 on our mortgage servicing rights portfolio was included in noninterest income for the three and six months ended June 30, 2012, respectively, compared to no provision for or recovery of mortgage servicing rights for the same periods in 2011.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

NOTE 5 – FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
One-to-four family residential real estate loans	$5,395	Sales comparison	Discount applied to valuation	0%-30% (7.49%)
Multi-family mortgage loans	6,025	Sales comparison	Comparison between sales and income approaches	5%-21% (11.11%)
		Income approach	Cap Rate	6.2% to 18.0% (9.42%)
Nonresidential real estate loans	18,266	Sales comparison	Comparison between sales and income approaches	0%-26% (4.66%)
		Income approach	Cap Rate	7.3%-9.5% (8.54%)
Construction and land loans	2,244	Sales comparison	Discount applied to valuation	10%-100% (30.97%)
Commercial loans	625	Sales comparison	Discount applied to valuation	0%-30% (28.75%)
Commercial leases	68	Sales comparison	Discount based on forced liquidation	50%

Impaired loans	$32,623

Other real estate owned:
One-to-four family residential real estate	$3,900	Sales comparison	Discount applied to valuation	0%-44% (8.00%)
Multi-family mortgage	2,645	Sales comparison	Comparison between sales and income approaches	-8% to 5% (0%)
		Income approach	Cap Rate	9%-9.5% (9.36%)
Nonresidential real estate	5,423	Sales comparison	Comparison between sales and income approaches	5%-26% (4.71%)
		Income approach	Cap Rate	8.5%-12.5% (9.33%)
Land	5,283	Sales comparison	Discount applied to valuation	1%-49% (18.83%)

Other real estate owned	$17,251

Mortgage servicing rights	$258	Third party valuation	Present value of future servicing income based on prepayment speeds	13.2% - 27.2% (18.86%)

Mortgage servicing rights		Third party valuation	Present value of future servicing income based on default rates	12.0%

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

NOTE 5 – FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments is as follows:

		Fair Value Measurements at June 30, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$220,707	$17,679	$203,028	$—	$220,707
Securities	75,040	542	74,498	—	75,040
Loans held-for-sale	505	—	505	—	505
Loans receivable, net of allowance for loan losses	1,118,928	—	1,037,959	32,623	1,070,582
FHLBC stock	10,160	—	—	—	N/A
Accrued interest receivable	4,527	—	4,527	—	4,527

Financial liabilities
Noninterest-bearing demand deposits	$(140,801)	$—	$(140,801)	$—	$(140,801)
Savings deposits	(144,875)	—	(144,875)	—	(144,875)
NOW and money market accounts	(684,518)	—	(684,518)	—	(684,518)
Certificates of deposit	(319,273)	—	(321,739)	—	(321,739)
Borrowings	(10,081)	—	(10,111)	—	(10,111)
Accrued interest payable	(186)	—	(186)	—	(186)

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$120,704	$120,704
Securities	92,832	92,832
Loans held-for-sale	1,918	1,918
Loans receivable, net of allowance for loan losses	1,227,391	1,217,377
FHLBC stock	16,346	N/A
Accrued interest receivable	5,573	5,573

Financial liabilities
Noninterest-bearing demand deposits	$(142,084)	$(142,084)
Savings deposits	(144,515)	(144,515)
NOW and money market accounts	(681,542)	(681,542)
Certificates of deposit	(364,411)	(365,952)
Borrowings	(9,322)	(9,412)
Accrued interest payable	(212)	(212)

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

(unaudited)

NOTE 5 – FAIR VALUE (continued)

Deposit Liabilities: The estimated fair value for certificates of deposit is determined by calculating the present value of future cash flows based on estimates of rates the Company would pay on such deposits, applied for the time period until maturity. The estimated fair values of noninterest-bearing demand, NOW, money market, and savings deposits are assumed to approximate their carrying values as management establishes rates on these deposits at a level that approximates the local market area. Additionally, these deposits can be withdrawn on demand.

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

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) the failure of the real estate market to recover or further declines in real estate values that adversely impact the value of our loan collateral and OREO, asset dispositions and borrower equity in their investments; (ii) the persistence or worsening of adverse economic conditions in general and in the Chicago metropolitan area in particular, including high or increasing unemployment levels, that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (iii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (iv) interest rate movements and their impact on customer behavior and our net interest margin; (v) less than anticipated loan growth due to a lack of demand for specific loan products, competitive pressures or a dearth of borrowers who meet our underwriting standards; (vi) changes, disruptions or illiquidity in national or global financial markets; (vii) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (viii) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board; (ix) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors’ pricing initiatives on our deposit products; (x) the impact of new legislation or regulatory changes, including the Dodd-Frank Act, on our products, services, operations and operating expenses; (xi) higher federal deposit insurance premiums; (xii) higher than expected overhead, infrastructure and compliance costs; (xiii) changes in accounting principles, policies or guidelines; and (xiv) and our failure to achieve expected synergies and cost savings from acquisitions.

These risks and uncertainties, as well as the Risk Factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

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

Overview

During the second quarter of 2012, national economic growth decelerated while local economic conditions continued to stagnate. The principal challenges in the local economy continue to be persistent unemployment and uneven economic growth, both of which continue to impact real estate values. Competitive factors also had an impact during the quarter, as pricing and underwriting competition for multi-family and commercial real estate loans increased and competition for commercial and industrial loans remained intense in terms of both pricing and underwriting.

Loan portfolio balances declined in all categories except consumer loans. Residential loan balances declined due to scheduled loan amortizations and prepayments of our adjustable-rate loan portfolio. Multi-family loan balances declined due to intensified pricing and underwriting competition, including the entry of new competitors into the sector. In approximately 40% of the cases in which we received a payoff on a multi-family loan, we elected not to match the competitor’s offer based on the particular merits of the credit exposure. We believe that the multi-family loan portfolio has good prospects for growth during the remainder of the year. Commercial real estate loan balances declined due to slightly lower loan origination volumes and certain targeted portfolio reductions. We believe that the commercial real estate loan portfolio balances will stabilize at the current levels with some possibility for growth by the end of 2012. Commercial and industrial loan balances declined primarily for cyclical reasons due to state government health care payables practices; we expect these balances to return gradually to their customary balances over the next three to six months. Commercial lease origination volumes improved during the quarter; we expect this portfolio to return to positive growth in the second half of 2012. Our focus for the remainder of 2012 will be to maintain current overall loan portfolio levels and to more aggressively increase originations in certain selected loan categories such as residential loans, multi-family loans, commercial loans and commercial leases consistent with market opportunities.

Loan portfolio quality was stable to trending positive as the first quarter ended. Past due loan trends continued to improve and we continued to experience positive results from borrowers’ fully reinstating loans or continuing their scheduled recoveries to current payment status. We expect further material improvements in our asset quality metrics in the third and fourth quarters of 2012 from resolutions conducted in the ordinary course of business. We believe that unemployment, consumer spending, borrower and investor perceptions of residential and commercial real estate valuations and the pace of judicial proceedings will continue to be the primary factors affecting our asset quality metrics and the pace of classified asset resolutions in 2012.

Dispositions of classified asset collateral and OREO inventory accelerated in the second quarter of 2012. We expect to maintain or accelerate the current pace of non-performing assets resolutions throughout the remainder of 2012.

Our general loan loss reserve requirement remained stable in the second quarter of 2012 due principally to a reduction of loan portfolio balances. Specific loan loss reserves were stable. Our underwriting standards remain consistent with historical standards, although our credit analyses continue to incorporate somewhat more conservative assumptions with respect to effective rents, expenses and occupancy levels given the current economic environment.

Given our excess liquidity position, we continued to reduce our competitive posture with respect to pricing on single-service certificate of deposit accounts, which has been successful in producing a decline in these account balances. Pricing conditions for local deposits, whether low-balance core deposits, certificates of deposit or high-balance, high-yield transaction accounts, remained generally favorable due to very low market yields and continued weak industry-wide loan demand. In addition, many competitors are still evaluating their deposit product configurations in the context of the Dodd-Frank Act and its related regulations; we expect we will adjust our deposit product offerings to explore such competitive advantages as may emerge in this new regulatory and competitive environment.

Our net interest spread and net interest margin declined due to declines in loan yields and the decline in loan balances, but remained favorable at 4.04% and 4.11%, respectively. We anticipate that current market conditions for new loans and lower effective yields resulting from scheduled loan repayments and loan renewals will likely cause some additional compression of our net interest margin and net interest spread; however, we believe we may be able to offset some of the impact of lower market yields with loan growth in the coming quarters. Given the quantity and volatility of the variables affecting our net interest margin and net interest spread, we are unable to confidently predict what the Company’s net interest margin and net interest spread will be for the remainder of 2012.

Non-interest income was lower in the second quarter of 2012 due to certain transient factors in our mortgage banking operations and some expenses related to facilities management. We continue to evaluate the expansion of non-interest income sources, particularly related to insurance and trust services, to offset any potential future adverse impact associated with the Dodd-Frank Act.

Non-interest expense was higher due to factors relating to OREO operations and valuations, offset by lower compensation expenses. We will continue our review of certain departments and operations for net operating contributions and further operating efficiencies throughout the remainder of 2012.

Selected Financial Data

The following tables summarize the major components of the changes in our balance sheet at June 30, 2012 and December 31, 2011, and in our statement of operations for the three and six month periods ended June 30, 2012 and June 30, 2011.

	June 30, 2012	December 31, 2011	Change
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,522,194	$1,563,575	$(41,381)
Cash and cash equivalents	220,707	120,704	100,003
Securities	75,040	92,832	(17,792)
Loans receivable, net	1,118,928	1,227,391	(108,463)
Deposits	1,289,467	1,332,552	(43,085)
Borrowings	10,081	9,322	759
Stockholders’ equity	202,943	199,857	3,086

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Selected Operating Data:

Interest income	$15,824	$19,000	$(3,176)	$32,458	$34,348	$(1,890)
Interest expense	1,112	1,910	(798)	2,352	3,906	(1,554)

Net interest income	14,712	17,090	(2,378)	30,106	30,442	(336)
Provision for loan losses	1,745	3,175	(1,430)	2,741	5,599	(2,858)

Net interest income after provision for loan losses	12,967	13,915	(948)	27,365	24,843	2,522
Noninterest income	1,418	1,879	(461)	3,250	3,450	(200)
Noninterest expense	14,044	14,623	(579)	27,480	28,878	(1,398)

Income (loss) before income taxes	341	1,171	(830)	3,135	(585)	3,720
Income tax expense (benefit)	(457)	145	(602)	—	(834)	834

Net income	$798	$1,026	$(228)	$3,135	$249	$2,886

Selected Financial Data (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Performance Ratios:

Return on assets (ratio of net income to average total assets) (1)	0.21%	0.24%	0.41%	0.03%
Return on equity (ratio of net income to average equity) (1)	1.56	1.62	3.08	0.20
Net interest rate spread (1) (2)	4.04	4.27	4.11	3.99
Net interest margin (1) (3)	4.11	4.38	4.18	4.11
Average equity to average assets	13.42	14.65	13.29	15.49
Efficiency ratio (4)	87.07	77.09	82.38	85.21
Noninterest expense to average total assets (1)	3.68	3.46	3.58	3.58
Average interest-earning assets to average interest-bearing liabilities	123.50	122.55	122.98	122.67

(1)	Ratios are annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

	At June 30, 2012	At December 31, 2011
Selected Financial Ratios and Other Data:

Asset Quality Ratios:
Nonperforming assets to total assets	6.00%	6.36%
Nonaccrual loans to total loans	6.45	6.11
Allowance for loan losses to nonperforming loans	41.67	41.25
Allowance for loan losses to total loans	2.69	2.52

Capital Ratios:
Equity to total assets at end of period	13.33	12.78
Tier 1 leverage ratio (Bank only)	11.27	10.50

Other Data:
Number of full service offices	20	20
Employees (full-time equivalent basis)	350	357

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets decreased $41.4 million, or 2.6%, to $1.522 billion at June 30, 2012, from $1.564 billion at December 31, 2011.

Net loans receivable decreased $108.5 million, or 8.8%, to $1.119 billion at June 30, 2012, from $1.227 billion at December 31, 2011, due in part to increased pricing and underwriting competition for multi-family and commercial real estate loans and intense pricing and underwriting competition for commercial and industrial loans.

One-to-four family residential mortgage loans decreased $20.0 million, or 7.4%, to $252.0 million at June 30, 2012, from $272.0 million at December 31, 2011, due primarily to scheduled loan amortizations and prepayments of our adjustable-rate loan portfolio. Multi-family mortgage loans decreased $33.5 million, or 7.9%, to $390.1 million at June 30, 2012, from $423.6 million at December 31, 2011, due primarily to intensified pricing and underwriting competition, including the entry of new competitors into the sector. Nonresidential real estate loans decreased $12.0 million, or 3.9%, to $299.6 million at June 30, 2012, from $311.6 million at December 31, 2011, due primarily to slightly lower loan origination volumes and certain targeted portfolio reductions. Construction and land loans decreased $4.5 million, or 22.5%, to $15.4 million at June 30, 2012, from $19.9 million at December 31, 2011, due to targeted portfolio reductions. Commercial loans decreased by $25.4 million, or 27.1%, to $68.5 million at June 30, 2012, from $93.9 million at December 31, 2011. Commercial leases decreased $13.6 million, or 10.1%, to $121.4 million at June 30, 2012, from $135.0 million at December 31, 2011, due to lease payments’ outpacing originations.

Securities decreased by $17.8 million, or 19.2%, to $75.0 million at June 30, 2012, from $92.8 million at December 31, 2011, due to the maturity of certificates of deposit totaling $21.2 million and the receipt of principal repayments in the amount of $9.7 million in our residential collateralized mortgage obligation portfolio.

We owned $10.1 million of common stock of the Federal Home Loan Bank of Chicago (“FHLBC”) at June 30, 2012, compared to $16.3 million at December 31, 2011. The decrease resulted from the FHLBC’s redemption of $6.2 million of our excess FHLBC stock at par value in 2012. During 2012 and 2011, the FHLBC declared and paid a cash dividend.

Cash and cash equivalents increased $100.0 million, or 82.9%, to $220.7 million at June 30, 2012, from $120.7 million at December 31, 2011.

Total deposits decreased $43.1 million, or 3.2%, to $1.289 billion at June 30, 2012, from $1.333 billion at December 31, 2011, primarily due to our decision to reduce our competitive posture with respect to pricing on single-service certificate of deposit accounts. Certificates of deposit decreased $45.1 million, or 12.4%, to $319.3 million at June 30, 2012, from $364.4 million at December 31, 2011. Of the $45.1 million decrease in certificate of deposit accounts, $4.4 million represented wholesale certificate of deposit accounts.

Core deposits remained stable during the quarter. Noninterest-bearing demand deposits decreased $1.3 million, or 0.9%, to $140.8 million at June 30, 2012, from $142.1 million at December 31, 2011. Savings accounts increased $360,000, or 0.2%, to $144.9 million at June 30, 2012, from $144.5 million at December 31, 2011. Money market accounts increased $2.9 million, or 0.8%, to $347.9 million at June 30, 2012, from $345.0 million at December 31, 2011. Interest-bearing NOW accounts increased $97,000, to $336.6 million at June 30, 2012, from $336.5 million at December 31, 2011. Total core deposits (savings, money market, noninterest-bearing demand and interest-bearing NOW accounts) increased as a percentage of total deposits, representing 75.2% of total deposits at June 30, 2012, compared to 72.7% of total deposits at December 31, 2011.

Borrowings increased $759,000, or 8.1%, to $10.1 million at June 30, 2012, from $9.3 million at December 31, 2011.

Total stockholders’ equity was $202.9 million at June 30, 2012, compared to $199.9 million at December 31, 2011. The increase in total stockholders’ equity was primarily due to net income of $3.1 million, partially offset by our declaration and payment of cash dividends totaling $422,000. The unallocated shares of common stock that our ESOP owns were reflected as a $12.7 million reduction to stockholders’ equity at June 30, 2012, compared to a $13.2 million reduction to stockholders’ equity at December 31, 2011.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

Net Income. We had net income of $798,000 for the three months ended June 30, 2012, compared to $1.0 million of net income for the three months ended June 30, 2011. Our earnings per share of common stock were $0.04 per basic and fully diluted share, respectively, for the three months ended June 30, 2012 compared to $0.05 per basic and fully diluted share for the three-month period ended June 30, 2011.

Net Interest Income. Net interest income decreased by $2.4 million, or 13.9%, to $14.7 million for the three months ended June 30, 2012, from $17.1 million for the three months ended June 30, 2011. The decrease reflected a $3.2 million decrease in interest income and a $798,000 decrease in interest expense. Our net interest rate spread decreased by 23 basis points to 4.04% for the three months ended June 30, 2012, from 4.27% for the same period in 2011. Our net interest margin decreased by 27 basis points to 4.11% for the three months ended June 30, 2012, from 4.38% for the same period in 2011.

Interest income decreased $3.2 million, or 16.7%, to $15.8 million for the three months ended June 30, 2012, from $19.0 million for the three months ended June 30, 2011. The decrease in interest income was primarily attributable to the impact of a lower average yield on interest-earning assets and a decrease in average interest-earning assets. The average yield on interest-earning assets decreased 45 basis points to 4.42% for the three months ended June 30, 2012, compared to 4.87% for the same period in 2011. Total average interest-earning assets decreased $124.1 million, or 7.9%, to $1.440 billion for the three months ended June 30, 2012, from $1.564 billion for the same period in 2011. The decrease in average interest-earning assets was due primarily to a $149.4 million, or 11.2%, decrease in average loans receivable, and a net decrease of $35.6 million, or 31.6%, in the average balance of securities, partially offset by a net increase of $66.7 million, or 66.2%, in the average balance of interest-bearing deposits held in other insured depository institutions.

Interest income from loans, the most significant portion of interest income, decreased $2.8 million, or 15.7%, to $15.3 million for the three months ended June 30, 2012, from $18.2 million for the same period in 2011. The decrease in interest income from loans resulted primarily from a decrease in average loans receivable to $1.185 billion for the three months ended June 30, 2012, from $1.334 billion for the same period in 2011, and a 26 basis point decrease in the average yield on loans to 5.20% for the three months ended June 30, 2012, from 5.46% for the same period in 2011.

Interest income from securities decreased by $381,000, or 49.6%, to $387,000 for the three months ended June 30, 2012, from $768,000 for the same period in 2011. The decrease in interest income from securities was primarily due to a 71 basis point decrease in the average yield on securities to 2.02% for the three months ended June 30, 2012, from 2.73% for the same period in 2011. The decrease in the average yield of securities was also affected by a decrease of $35.6 million, or 31.6%, in the average outstanding balance of securities to $77.1 million for the three months ended June 30, 2012, from $112.6 million for the same period in 2011.

Interest income on interest-bearing deposits held in other insured depository institutions increased by $43,000, or 58.9%, to $116,000 for the three months ended June 30, 2012, from $73,000 for the same period in 2011. The increase in interest income from interest-bearing deposits was primarily due to an increase of $66.7 million, or 66.2%, in the average outstanding balance of interest-bearing deposits in other insured depository institutions to $167.5 million for the three months ended June 30, 2012, from $100.8 million for the same period in 2011. The average yield on interest-bearing deposits decreased by one basis point to 0.28% for the three months ended June 30, 2012 from 0.29% for the same period in 2011.

Interest expense decreased $798,000, or 41.8%, to $1.1 million for the three months ended June 30, 2012, from $1.9 million for the three months ended June 30, 2011. The decrease in interest expense was due to a decrease in the weighted average interest rates that we paid on deposit accounts and on borrowings, and a decrease in the balance of our average interest-bearing liabilities. The cost of our average interest-bearing liabilities decreased by 22 basis points to 0.38% for the three months ended June 30, 2012, from 0.60% for the same period in 2011. Our average interest-bearing liabilities decreased $110.3 million, to $1.166 billion for the three months ended June 30, 2012, from $1.276 billion for the same period in 2011.

Interest expense on deposits decreased $765,000, or 41.4%, to $1.1 million for the three months ended June 30, 2012, from $1.8 million for the three months ended June 30, 2011. The decrease in interest expense on deposits reflected a 21 basis point decrease in the average rate paid on interest-bearing deposits to 0.38% for the three months ended June 30, 2012, from 0.59% for same period in 2011. The decrease in the average rate paid on interest-bearing deposits was also affected by a $106.5 million, or 8.4%, decrease in average interest-bearing deposits to $1.156 billion for the three months ended June 30, 2012, from $1.263 billion for the same period in 2011.

Interest expense on money market accounts decreased $104,000, or 25.1%, to $311,000 for the three months ended June 30, 2012, from $415,000 for the three months ended June 30, 2011. The decrease in interest expense on money market accounts reflected a 11 basis point decrease in the interest rate paid on money market accounts to 0.36% for the three months ended June 30, 2012, from 0.47% for the same period in 2011, and a $10.6 million, or 3.0%, decrease in the average balance of money market accounts to $343.4 million for the three months ended June 30, 2012, from $354.0 million for the same period in 2011.

Interest expense on interest-bearing NOW account deposits decreased $44,000, or 29.7%, to $104,000 for the three months ended June 30, 2012, from $148,000 for the three months ended June 30, 2011. The decrease in interest expense on interest-bearing NOW accounts reflected a five basis point decrease in the interest rates paid on interest-bearing NOW account deposits to 0.13% for the three months ended June 30, 2012, from 0.18% for the same period in 2011, partially offset by an increase of $3.8 million, or 1.2%, in the average balance of interest-bearing NOW account deposits to $333.3 million for the three months ended June 30, 2012, from $329.5 million for the same period in 2011.

Interest expense on certificates of deposit decreased $592,000, or 48.4%, to $632,000 for the three months ended June 30, 2012, from $1.2 million for the three months ended June 30, 2011. The decrease in interest expense on certificates of deposit was due to the combined effect of a 37 basis point decrease in the interest rates paid on certificates of deposit to 0.76% for the three months ended June 30, 2012, from 1.13% for the same period in 2011, and a decrease of $101.6 million, or 23.4%, in the average balance of certificates of deposit to $333.2 million for the three months ended June 30, 2012, from $434.9 million for the same period in 2011.

Interest expense on borrowings decreased $33,000, or 54.1%, to $28,000 for the three months ended June 30, 2012, from $61,000 for the same period in 2011. The decrease in interest expense on borrowings was due to the combined effect of a $3.7 million, or 27.8%, decrease of our average borrowings to $9.8 million for the three months ended June 30, 2012, from $13.5 million for the same period in 2011, and a 66 basis point decrease in interest rates paid on borrowings to 1.15% for the three months ended June 30, 2012, from 1.81% for the same period in 2011.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, because the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans have been included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include, where applicable, the effect of deferred fees and expenses, discounts and premiums, and purchase accounting adjustments that are amortized or accreted to interest income or expense.

	For the three months ended June 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)

Interest-earning Assets:
Loans	$1,184,803	$15,312	5.20%	$1,334,239	$18,155	5.46%
Securities	77,077	387	2.02	112,636	768	2.73
Stock in FHLB	10,741	9	0.34	16,562	4	0.10
Other	167,526	116	0.28	100,807	73	0.29

Total interest-earning assets	1,440,147	15,824	4.42	1,564,244	19,000	4.87

Noninterest-earning assets	85,479			125,443

Total assets	$1,525,626			$1,689,687

Interest-bearing Liabilities:
Savings deposits	$146,404	37	0.10	$144,519	62	0.17
Money market accounts	343,415	311	0.36	354,030	415	0.47
Interest-bearing NOW accounts	333,299	104	0.13	329,482	148	0.18
Certificates of deposit	333,237	632	0.76	434,852	1,224	1.13

Total deposits	1,156,355	1,084	0.38	1,262,883	1,849	0.59
Borrowings	9,756	28	1.15	13,507	61	1.81

Total interest-bearing liabilities	1,166,111	1,112	0.38	1,276,390	1,910	0.60

Noninterest-bearing deposits	135,252			141,185
Noninterest-bearing liabilities	19,554			19,238

Total liabilities	1,320,917			1,436,813
Equity	204,709			252,874

Total liabilities and equity	$1,525,626			$1,689,687

Net interest income		$14,712			$17,090

Net interest rate spread (2)			4.04%			4.27%
Net interest-earning assets (3)	$274,036			$287,854

Net interest margin (4)			4.11%			4.38%
Ratio of interest-earning assets to interest-bearing liabilities	123.50%			122.55%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Based on our evaluation of the above factors, we recorded a $226,000 credit to the general portion of the allowance for loan losses and reduced the specific portion of the allowance for loan losses that we allocate to impaired loans by $534,000.

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

Past Due Loans

The following table reflects investment and business loans past due less than 90 days at June 30, 2012, excluding purchased impaired loans.

	Loan Balances
	30 - 59 Days Past Due	60 - 89 Days Past Due	Total 30 - 89 Days Past Due
	(Dollars in thousands)

Multi-family mortgage loans	$301	$957	$1,258
Nonresidential real estate loans	585	—	585
Construction and land loans	—	—	—
Commercial	100	27	127

Past due investment and business loans	$986	$984	$1,970

Matured loans	$451	$959	$1,409

% of past due investment and business matured loans	45.73%	97.41%	71.55%

At June 30, 2012, our past due multi-family, nonresidential real estate, construction and development and commercial loans totaled $2.0 million. Of the $2.0 million in past due loans, $1.4 million, or 71.6%, were “Pass” rated matured loans that were in the process of renewal. The remaining $561,000 of the past due loans were subject to informal collection activities intended to bring the loan current.

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At June 30, 2012, we had one loan totaling $252,000 in this category and we had three loans totaling $350,000 in this category at December 31, 2011.

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

As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–improved” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of June 30, 2012, substantially all of our impaired real estate loan collateral and OREO were valued on an “as–is basis.”

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

	June 30, 2012	March 31, 2012	Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$14,214	$11,602	$2,612
Multi-family mortgage	12,640	13,264	(624)
Nonresidential real estate	30,096	32,892	(2,796)
Construction and land	4,005	3,263	742
Commercial	3,533	3,527	6
Commercial leases	159	22	137
Consumer	13	8	5

Total nonaccrual loans	64,660	64,578	82

Other real estate owned:
One-to-four family residential	3,365	4,251	(886)
Multi-family mortgage	2,645	3,005	(360)
Nonresidential real estate	4,496	4,756	(260)
Land	1,665	1,712	(47)

Total other real estate owned	12,171	13,724	(1,553)

Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	76,831	78,302	(1,471)

Purchased impaired loans
One-to-four family residential	2,297	3,670	(1,373)
Multi-family mortgage	1,491	1,454	37
Nonresidential real estate	2,661	3,308	(647)
Construction and land	2,324	4,859	(2,535)
Commercial	677	841	(164)

Total nonaccrual loans	9,450	14,132	(4,682)

Purchased other real estate owned:
One-to-four family residential	535	721	(186)
Nonresidential real estate	927	2,264	(1,337)
Land	3,618	3,480	138

Total other real estate owned	5,080	6,465	(1,385)

Purchased impaired loans and other real estate owned	14,530	20,597	(6,067)

Total nonperforming assets	$91,361	$98,899	$(7,538)

Ratios:
Nonperforming loans to total loans	6.45%	6.51%
Nonperforming loans to total loans (1)	5.63	5.34
Nonperforming assets to total assets	6.00	6.38
Nonperforming assets to total assets(1)	5.05	5.05

(1)	These asset quality ratios exclude purchased impaired loans and purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

Loans on Nonaccrual Status

Non-accrual loans were stable in the second quarter of 2012. A number of successful non-performing asset resolutions occurred, but their impact was offset by an increase in past due owner-occupied residential loans and the implementation of new FFIEC guidance concerning certain loans secured by junior liens on residential property. Specifically, as required by regulatory guidance published during the first quarter of 2012, we conducted an additional review of loans secured by junior liens on residential property. Of these loans, we placed $883,000 on non-accrual status based on updated credit indicators such as credit score and senior lien payment status; however, all but one borrower, totaling $74,000, were current on their scheduled loan payments as of June 30, 2012.

Material activity related to significant non-performing assets previously disclosed was as follows:

•

We negotiated final consensual resolutions of several non-performing loan exposures during the first quarter of 2012. Of these consensual resolutions, $2.9 million closed during the second quarter of 2012 as scheduled. Of the remaining consensual resolutions, one credit exposure for $1.4 million is pending bankruptcy court approval.

•

We have a $6.1 million total credit exposure consisting of seven loans that are secured by industrial/flex suburban Chicago commercial real estate owned by a family-owned entity. As most recently disclosed in the first quarter of 2012, four properties with a total loan balance of $2.9 million have sufficient net operating income to make scheduled loan payments. Two of these four loans are performing as agreed; the other two loans matured in the second quarter of 2012. The remaining three loans have aggregate loan balances of $3.1 million and are in payment default. The properties that secure these three loans do not produce sufficient net operating income to make scheduled loan payments. At December 31, 2011, we elected to place these three loans on non-accrual status and established a special valuation allowance of $479,000 pending the verification of the sources of continuing debt service support. The borrower has since entered into a contract to sell one of the properties subject to certain contingencies. During the second quarter of 2012, we proposed renewal terms for these loans that would ultimately fully resolve the basis for classification or a non-judicial resolution that would accelerate the disposition of the collateral properties; we have not received a response from the borrowers that meets the required elements for acceptance. Based on these developments and the structure of the related credits, we placed the two matured performing loans, which have a total loan balance of $1.2 million, on non-accrual status as of June 30, 2012. The possibility remains that we will reach a consensual resolution with the borrower, but we are also planning to commence formal collection action on the five loans if necessary.

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

	Balance at March 31, 2012	Additions	Write- downs and receipts	Sale	Balance at June 30, 2012
	(Dollars in thousands)
One-to-four family residential	$4,251	$103	$(219)	$(770)	$3,365
Multi-family mortgage	3,005	—	(288)	(72)	2,645
Nonresidential real estate	4,756	859	(389)	(730)	4,496
Land	1,712	—	(47)	—	1,665

	13,724	962	(943)	(1,572)	12,171

Acquired other real estate owned:
One-to-four family residential	721	905	(35)	(1,056)	535
Nonresidential real estate	2,264	—	(12)	(1,325)	927
Land	3,480	772	(61)	(573)	3,618

	6,465	1,677	(108)	(2,954)	5,080

Total other real estate owned	$20,189	$2,639	$(1,051)	$(4,526)	$17,251

We closed sales of OREO in the amount of $4.5 million of net book value in the second quarter of 2012, compared to sales in the amount of $2.9 million of net book value in the first quarter of 2012. Based on current ordinary liquidation activity, we estimate that OREO sales of approximately $5.5 million will close in the third and fourth quarters of 2012.

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

Troubled Debt Restructurings

The Company had $13.9 million of TDRs at June 30, 2012, compared to $16.8 million at March 31, 2012, with $292,000 in specific valuation allowances allocated to those loans at June 30, 2012 and $1.1 million at March 31, 2012. At June 30, 2012, the Company had no outstanding commitments to borrowers whose loans are classified as TDRs.

The following table presents loans by class classified as TDRs:

	June 30, 2012	March 31, 2012
	(Dollars in thousands)

One-to-four family residential real estate	$4,380	$5,447
Multi-family mortgages	5,369	5,771
Nonresidential real estate	1,012	1,017
Commercial loans – secured	195	215

Troubled debt restructured loans – accrual loans	10,956	12,450

One-to-four family residential real estate	1,018	358
Multi-family mortgage	1,605	1,217
Nonresidential real estate	296	2,786
Commercial loans – secured	—	—
Consumer loans	3	3

Troubled debt restructured loans – nonaccrual loans	2,922	4,364

Total troubled debt restructured loans	$13,878	$16,814

The following table summarizes noninterest income for three-month periods ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012	2011	Change
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$521	$691	$(170)
Other fee income	383	413	(30)
Insurance commissions and annuities income	112	155	(43)
Gain on sale of loans, net	118	39	79
Loss on disposition of premises and equipment, net	(157)	(10)	(147)
Loan servicing fees	119	137	(18)
Amortization of servicing assets	(67)	(51)	(16)
Impairment of servicing assets	(31)	—	(31)
Earnings on bank owned life insurance	120	162	(42)
Trust income	190	216	(26)
Other	110	127	(17)

Total noninterest income	$1,418	$1,879	$(461)

Noninterest Income. Noninterest income decreased $461,000, or 24.5%, to $1.4 million for the three months ended June 30, 2012, from $1.9 million for the same period in 2011. Deposit service charges and fees decreased $170,000, or 24.6%, to $521,000 for the three months ended June 30, 2012, from $691,000 for the same period in 2011. Income from insurance and annuity commissions decreased $43,000, or 27.7%, to $112,000 for the three months ended June 30, 2012, from $155,000 for the same period in 2011. Gains on sales of loans increased by $79,000 to $118,000 for the three months ended June 30, 2012, from $39,000 for the same period in 2011. In the second quarter 2012, we recorded a pre-tax provision of $31,000 on our mortgage servicing rights portfolio, compared to no provision or recovery for the same period in 2011. Earnings on bank-owned life insurance were $120,000 for the three months ended June 30, 2012, compared to $162,000 for the same period in 2011. Trust department income was $190,000 for the three months ended June 30, 2012, compared to $216,000 for the same period in 2011.

The following table summarizes noninterest expense for the three-month periods ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012	2011	Change
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$6,461	$7,120	$(659)
Office occupancy and equipment	1,755	1,736	19
Advertising and public relations	217	260	(43)
Information technology	1,146	1,091	55
Supplies, telephone and postage	408	439	(31)
Amortization of intangibles	157	470	(313)
Nonperforming asset management	1,117	1,279	(162)
Loss (gain) on sale of other real estate owned	54	(61)	115
Operations of other real estate owned	601	617	(16)
Write down of other real estate owned	1,036	299	737
FDIC insurance premiums	309	186	123
Acquisition expenses	—	230	(230)
Other	783	957	(174)

Total noninterest expense	$14,044	$14,623	$(579)

Noninterest Expense. Noninterest expense decreased to $14.0 million for the three months ended June 30, 2012, from $14.6 million for the three months ended June 30, 2011, due primarily to a decrease in expenses for compensation and benefits, amortization of intangibles and nonperforming assets. Compensation and benefits expense decreased $659,000, or 9.3%, to $6.5 million, from $7.1 million for the same period in 2011. Noninterest expense for the three months ended June 30, 2011 included expenses relating to the acquisition of Downers Grove National Bank.

Net expense from nonperforming asset management decreased to $1.1 million for the three months ended June 30, 2012, from $1.3 million for the same period in 2011. Net expense from nonperforming asset management for the three months ended June 30, 2012 included legal expenses of $612,000, compared to legal expenses of $207,000 for the same period in 2011, and real estate tax expenses of $275,000, compared to real estate tax expenses of $532,000 for the same period in 2011.

We recorded a loss from sales of OREO in the amount of $54,000 for the three months ended June 30, 2012, compared to a gain in the amount of $61,000 for the same period in 2011. Net expense from operations of OREO was $601,000 for the three months ended June 30, 2012, compared to $617,000 for the same period in 2011. Net expense from operations of OREO for the three months ended June 30, 2012 included legal, insurance, real estate tax and receiver expenses of $327,000, compared to $543,000 for the same period in 2011. Maintenance and repair expense for OREO was $44,000 for the three months ended June 30, 2012, compared to $37,000 for the same period 2011. Write-downs on OREO for the three months ended June 30, 2012 were $1.0 million, compared to $299,000 for the same period in 2011.

Income Tax Expense (Benefit). We recorded an income tax benefit of $457,000 for the three months ended June 30, 2012 compared to an income tax expense of $145,000 recorded for the same period 2011. The effective tax rate for the three months ended June 30, 2011 was 12.4%.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

Net Income. We had net income of $3.1 million for the six months ended June 30, 2012, compared to net income of $249,000 for the six months ended June 30, 2011. Our earnings per share of common stock for the six months ended June 30, 2012 was $0.16 per basic and fully diluted share, compared to $0.01 per basic and fully diluted share for the six months ended June 30, 2011.

Net Interest Income. Net interest income decreased by $336,000, or 1.1%, to $30.1 million for the six months ended June 30, 2012, from $30.4 million for the six months ended June 30, 2011. The decrease reflected a $1.9 million decrease in interest income, and a $1.6 million decrease in interest expense. Our net interest rate spread increased by 12 basis points to 4.11% for the six months ended June 30, 2012, from 3.99% for the same period in 2011. Our net interest margin increased by seven basis points to 4.18% for the six months ended June 30, 2012, from 4.11% for the same period in 2011.

Interest income decreased $1.9 million, or 5.5%, to $32.5 million for the six months ended June 30, 2012, from $34.3 million for the six months ended June 30, 2011. The decrease in interest income was primarily attributable to the impact of a lower average yield on interest-earning assets and a decrease in average interest-earning assets. The average yield on interest-earning assets decreased 13 basis points to 4.51% for the six months ended June 30, 2012, compared to 4.64% for the same period in 2011. Total average interest-earning assets decreased $46.3 million, or 3.1%, to $1.447 billion for the six months ended June 30, 2012, from $1.493 billion for the same period in 2011. The decrease in average interest-earning assets was due in substantial part to a $17.5 million, or 1.4%, decrease in average loans receivable, and a net decrease of $33.0 million, or 28.5%, in the average balance of securities, partially offset by a net increase of $8.1 million, or 6.0%, in the average outstanding balance of interest-bearing deposits held in other insured depository institutions.

Interest income from loans, the most significant portion of interest income, decreased $1.2 million, or 3.5%, to $31.4 million for the six months ended June 30, 2012, from $32.6 million for the same period in 2011. The decrease in interest income from loans resulted primarily from a decrease of $17.5 million, or 1.4%, in average loans receivable to $1.210 billion for the six months ended June 30, 2012, from $1.228 billion for the same period in 2011, and a net decrease of 13 basis points in the average yield on loans to 5.22% for the six months ended June 30, 2012, from 5.35% for the same period in 2011.

Interest income from securities decreased by $761,000, or 47.9%, to $829,000 for the six months ended June 30, 2012, from $1.6 million for the same period in 2011. The decrease in interest income from securities was primarily due to a 75 basis point decrease in the average yield on securities to 2.02% for the six months ended June 30, 2012 from 2.77% for the same period in 2011. The decrease in the average yield of securities was also affected by a decrease of $33.0 million, or 28.5%, in the average outstanding balance of securities to $82.7 million for the six months ended June 30, 2012, from $115.7 million for the same period in 2011.

Interest income on interest-bearing deposits held in other insured depository institutions increased by $7,000, or 3.8%, to $192,000 for the six months ended June 30, 2012, from $185,000 for the same period in 2011. The increase in interest income from interest-bearing deposits held in other insured depository institutions was primarily due to an increase of $8.1 million, or 6.0%, in the average outstanding balance of interest-bearing deposits to $141.7 million for the six months ended June 30, 2012, from $133.6 million for the same period in 2011. The average yield on interest-bearing deposits decreased by one basis point to 0.27% for the six months ended June 30, 2012, from 0.28% for the same period in 2011.

Interest expense decreased $1.6 million, or 39.8%, to $2.4 million for the six months ended June 30, 2012, from $3.9 million for the six months ended June 30, 2011. The decrease in interest expense was due to a decrease in the weighted average interest rates that we paid on deposit accounts and on borrowings, and a decrease in the balance of our average interest-bearing liabilities. The cost of our average interest-bearing liabilities decreased by 25 basis points to 0.40% for the six months ended June 30, 2012, from 0.65% for the same period in 2011. Our average interest-bearing liabilities decreased $40.6 million, to $1.177 billion for the six months ended June 30, 2012, from $1.217 billion for the same period in 2011.

Interest expense on deposits decreased $1.5 million, or 38.7%, to $2.3 million for the six months ended June 30, 2012, from $3.7 million for the six months ended June 30, 2011. The decrease in interest expense on deposits reflected a 23 basis point decrease in the average rate paid on interest-bearing deposits to 0.40% for the six months ended June 30, 2012 from 0.63% for same period in 2011. The decrease in the average rate paid on interest-bearing deposits was also affected by a $34.4 million, or 2.9%, decrease in average interest-bearing deposits to $1.167 billion for the six months ended June 30, 2012, from $1.202 billion for the same period in 2011.

Interest expense on money market accounts decreased $231,000, or 27.0%, to $624,000 for the six months ended June 30, 2012, from $855,000 for the six months ended June 30, 2011. The decrease in interest expense on money market accounts reflected a 13 basis point decrease in the interest rate paid on money market accounts to 0.36% for the six months ended June 30, 2012, from 0.49% for the same period in 2011, and a $4.2 million, or 1.2%, decrease in the average balance of money market accounts to $344.4 million for the six months ended June 30, 2012, from $348.6 million for the same period in 2011.

Interest expense on interest-bearing NOW account deposits decreased $99,000, or 32.9%, to $202,000 for the six months ended June 30, 2012, from $301,000 for the six months ended June 30, 2011. The decrease in interest expense on interest-bearing NOW accounts reflected a seven basis point decrease in the interest rates paid on interest-bearing NOW account deposits to 0.12% for the six months ended June 30, 2012, from 0.19% for the same period in 2011, partially offset by an increase of $15.8 million, or 5.0%, in the average balance of interest-bearing NOW account deposits to $332.4 million for the six months ended June 30, 2012, from $316.5 million for the same period in 2011.

Interest expense on certificates of deposit decreased $1.1 million, or 43.3%, to $1.4 million for the six months ended June 30, 2012, from $2.5 million for the six months ended June 30, 2011. The decrease in interest expense on certificates of deposit was due to a 39 basis point decrease in the interest rates paid on certificates of deposit to 0.82% for the six months ended June 30, 2012, from 1.21% for the same period in 2011, and a decrease of $65.8 million, or 16.0%, in the average balance of certificates of deposit to $344.5 million for the six months ended June 30, 2012, from $410.3 million for the same period in 2011.

Interest expense on borrowings decreased $103,000, or 65.6%, to $54,000 for the six months ended June 30, 2012, from $157,000 for the same period in 2011. The decrease in interest expense on borrowings was due to a $6.2 million, or 39.7%, decrease of our average borrowings to $9.5 million for the six months ended June 30, 2012, from $15.7 million for the same period in 2011, and an 87 basis point decrease in interest rates paid on borrowings to 1.15% for the six months ended June 30, 2012, from 2.02% for the same period in 2011.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, because the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans have been included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include, where applicable, the effect of deferred fees and expenses, discounts and premiums, and purchase accounting adjustments that are amortized or accreted to interest income or expense.

	For the six months ended June 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)

Interest-earning Assets:
Loans	$1,210,376	$31,424	5.22%	$1,227,877	$32,565	5.35%
Securities	82,732	829	2.02	115,726	1,590	2.77
Stock in FHLB	12,296	13	0.21	16,138	8	0.10
Other	141,690	192	0.27	133,618	185	0.28

Total interest-earning assets	1,447,094	32,458	4.51	1,493,359	34,348	4.64

Noninterest-earning assets	86,544			120,766

Total assets	$1,533,638			$1,614,125

Interest-bearing Liabilities:
Savings deposits	$145,976	74	0.10	$126,191	128	0.20
Money market accounts	344,372	624	0.36	348,601	855	0.49
Interest-bearing NOW accounts	332,384	202	0.12	316,545	301	0.19
Certificates of deposit	344,516	1,398	0.82	410,292	2,465	1.21

Total deposits	1,167,248	2,298	0.40	1,201,629	3,749	0.63
Borrowings	9,471	54	1.15	15,701	157	2.02

Total interest-bearing liabilities	1,176,719	2,352	0.40	1,217,330	3,906	0.65

Noninterest-bearing deposits	133,591			124,729
Noninterest-bearing liabilities	19,501			18,918

Total liabilities	1,329,811			1,360,977
Equity	203,827			253,148

Total liabilities and equity	$1,533,638			$1,614,125

Net interest income		$30,106			$30,442

Net interest rate spread (2)			4.11%			3.99%
Net interest-earning assets (3)	$270,375			$276,029

Net interest margin (4)			4.18%			4.11%
Ratio of interest-earning assets to interest-bearing liabilities	122.98%			122.67%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $2.7 million for the six months ended June 30, 2012, compared to a provision for loan losses of $5.6 million for the six months ended June 30, 2011. We recorded a $253,000 credit to the general portion of the allowance for loan losses and reduced the specific portion of the allowance for loan losses that we allocate to impaired loans by $595,000.

Nonperforming Assets Summary

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets at the dates indicated.

	June 30, 2012	December 31, 2011	Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$14,214	$10,709	$3,505
Multi-family mortgage	12,640	14,983	(2,343)
Nonresidential real estate	30,096	30,396	(300)
Construction and land	4,005	3,263	742
Commercial	3,533	2,940	593
Commercial leases	159	22	137
Consumer	13	3	10

Total nonaccrual loans	64,660	62,316	2,344

Other real estate owned:
One-to-four family residential	3,365	5,328	(1,963)
Multi-family mortgage	2,645	3,655	(1,010)
Nonresidential real estate	4,496	4,905	(409)
Land	1,665	2,237	(572)

Total other real estate owned	12,171	16,125	(3,954)

Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	76,831	78,441	(1,610)

Purchased impaired loans
One-to-four family residential	2,297	3,941	(1,644)
Multi-family mortgage	1,491	1,418	73
Nonresidential real estate	2,661	3,375	(714)
Construction and land	2,324	4,788	(2,464)
Commercial	677	1,078	(401)

Total nonaccrual loans	9,450	14,600	(5,150)

Purchased other real estate owned:
One-to-four family residential	535	327	208
Nonresidential real estate	927	2,546	(1,619)
Land	3,618	3,482	136

Total other real estate owned	5,080	6,355	(1,275)

Purchased impaired loans and other real estate owned	14,530	20,955	(6,425)

Total nonperforming assets	$91,361	$99,396	$(8,035)

Ratios:
Nonperforming loans to total loans	6.45%	6.11%
Nonperforming loans to total loans (1)	5.63	4.95
Nonperforming assets to total assets	6.00	6.36
Nonperforming assets to total assets(1)	5.05	5.02

(1)	These asset quality ratios exclude purchased impaired loans and purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

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

	Balance at December 31, 2011	Additions	Write- downs and receipts	Sale	Balance at June 30, 2012
	(Dollars in thousands)
One-to-four family residential	$5,328	$388	$(219)	$(2,132)	$3,365
Multi-family mortgage	3,655	113	(288)	(835)	2,645
Nonresidential real estate	4,905	1,089	(573)	(925)	4,496
Land	2,237	—	(47)	(525)	1,665

	16,125	1,590	(1,127)	(4,417)	12,171

Acquired other real estate owned:
One-to-four family residential	327	1,299	(35)	(1,056)	535
Nonresidential real estate	2,546	—	(294)	(1,325)	927
Land	3,482	877	(168)	(573)	3,618

	6,355	2,176	(497)	(2,954)	5,080

Total other real estate owned	$22,480	$3,766	$(1,624)	$(7,371)	$17,251

We closed sales of OREO in the amount of $7.4 million of net book value in the first half of 2012, compared to sales in the amount of $2.2 million in the first half of 2011.

Troubled Debt Restructurings

The following table sets forth troubled debt restructurings by loan category:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)

One-to-four family residential real estate	$4,380	$5,619
Multi-family mortgages	5,369	5,783
Nonresidential real estate	1,012	2,220
Commercial loans – secured	195	238

Troubled debt restructured loans – accrual loans	10,956	13,860

One-to-four family residential real estate	1,018	556
Multi-family mortgage	1,605	717
Nonresidential real estate	296	2,960
Commercial loans – secured	—	—
Consumer loans	3	3

Troubled debt restructured loans – nonaccrual loans	2,922	4,236

Total troubled debt restructured loans	$13,878	$18,096

The following table summarizes noninterest income for six-month periods ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011	Change
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$1,078	$1,303	$(225)
Other fee income	768	795	(27)
Insurance commissions and annuities income	234	324	(90)
Gain on sale of loans, net	385	58	327
Loss on disposition of premises and equipment, net	(157)	(20)	(137)
Loan servicing fees	247	269	(22)
Amortization of servicing assets	(136)	(105)	(31)
Impairment of servicing assets	(44)	—	(44)
Earnings on bank owned life insurance	246	320	(74)
Trust income	374	292	82
Other	255	214	41

Total noninterest income	$3,250	$3,450	$(200)

Noninterest Income. Noninterest income decreased $200,000, or 5.8%, to $3.3 million for the six months ended June 30, 2012, from $3.5 million for the same period in 2011. Deposit service charges and fees decreased $225,000, or 17.3%, to $1.1 million for the six months ended June 30, 2012, from $1.3 million for the same period in 2011. Income from insurance and annuity commissions decreased $90,000, or 27.8%, to $234,000 for the six months ended June 30, 2012, from $324,000 for the same period in 2011. Gains on sales of loans increased by $327,000 to $385,000 for the six months ended June 30, 2012, from $58,000 for the same period in 2011. In the first half of 2012, we recorded a pre-tax provision of $44,000 on our mortgage servicing rights portfolio, compared to no provision or recovery for the same period in 2011. Earnings on bank-owned life insurance were $246,000 for the six months ended June 30, 2012, compared to $320,000 for the same period in 2011. Trust department income was $374,000 for the six months ended June 30, 2012, compared to $292,000 for the same period in 2011.

The following table summarizes noninterest expense for the six-month periods ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011	Change
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$13,120	$13,720	$(600)
Office occupancy and equipment	3,498	3,604	(106)
Advertising and public relations	311	497	(186)
Information technology	2,407	2,039	368
Supplies, telephone and postage	838	814	24
Amortization of intangibles	320	852	(532)
Nonperforming asset management	2,357	1,734	623
Gain on sale other real estate owned	(85)	(113)	28
Operations of other real estate owned	903	943	(40)
Write down other real estate owned	1,425	478	947
FDIC insurance premiums	657	753	(96)
Acquisition expenses	—	1,771	(1,771)
Other	1,729	1,786	(57)

Total noninterest expense	$27,480	$28,878	$(1,398)

Noninterest Expense. Noninterest expense decreased to $27.5 million for the six months ended June 30, 2012, from $28.9 million for the six months ended June 30, 2011, a decrease of $1.4 million, or 4.8%. The decrease reflected a decrease in expense for compensation and benefits and amortization of intangibles, which was partially offset by an increase in nonperforming asset and OREO expense, and the impact that expenses relating to the acquisition of Downers Grove National Bank had on noninterest expense the six months ended June 30, 2011. Compensation and benefits expense decreased $600,000, or 4.4%, to $13.1 million, from $13.7 million for the same period in 2011.

Information technology expense increased $368,000, or 18.0%, to $2.4 million, from $2.0 million for the same period in 2011. This increase reflects software upgrades combined with increases in equipment and processing costs associated with the two Downers Grove National Bank branches that we acquired in March, 2011.

Net expense from nonperforming asset management increased to $2.4 million for the six months ended June 30, 2012, from $1.7 million for the same period in 2011. Net expense from nonperforming asset management for the six months ended June 30, 2012 included legal expenses of $976,000 for legal expenses for the six months ended June 30, 2012, compared to legal expenses of $351,000 for the same period in 2011, and real estate tax expenses of $840,000 for real estate taxes for the six months ended June 30, 2012, compared to real estate tax expenses of $833,000 for the same period in 2011.

We recorded a gain from sales of OREO in the amount of $85,000 for the six months ended June 30, 2012, compared to a gain in the amount of $113,000 for the same period in 2011. Net expense from operations of OREO was $903,000 for the six months ended June 30, 2012, compared to $943,000 for the same period in 2011. Net expense from operations of OREO for the six months ended June 30, 2012 included legal, insurance, real estate tax and receiver expenses of $640,000, compared to $887,000 for the same period in 2011. Maintenance and repair expense for OREO was $146,000 for the six months ended June 30, 2012, compared to $48,000 for the same period 2011. Write-downs on OREO for the six months ended June 30, 2012 were $1.4 million in write-downs, compared to $478,000 for the same period in 2011.

Income Tax Expense (Benefit). We recorded no income tax expense or benefit for the six months ended June 30, 2012, compared to an income tax benefit of $834,000 for the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2011 was 142.6% due to the impact of permanent book versus tax differences in relation to pre-tax income. As a result of the Illinois corporate income tax rate increase, we recorded an additional tax benefit of $227,000 for the six months ended June 30, 2011 related to the write-up of state deferred tax assets.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, and proceeds from borrowings are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the FHLBC, which provides an additional source of short-term and long-term funding. The outstanding borrowing from the FHLBC was $3.0 million at June 30, 2012, at an interest rate of 2.99%; this borrowing will mature in less than one year. The outstanding FHLBC borrowing was $3.0 million at December 31, 2011.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $11.0 million in cash and cash equivalents as of June 30, 2012 and cash dividends from our subsidiary, the Bank.

As a result of the regulatory restructuring occasioned by the Dodd-Frank Act, the Company is now subject to Federal Reserve Board Supervisory Letter SR 09-4, which provides that a holding company should, among other things, inform the Federal Reserve Bank prior to declaring a dividend if its net income for the current quarter is not sufficient to fully fund the dividend, and inform the Federal Reserve Bank and consider eliminating, deferring or significantly reducing its dividends if its net income for the current quarter is not sufficient to fully fund the dividends, or if its net income for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends. The Company declared and paid cash dividends of $422,000, or $0.02 per share, to our stockholders during the first half of 2012.

As of June 30, 2012, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2012, we had no other material commitments for capital expenditures.

Capital Resources. Total stockholders’ equity was $202.9 million at June 30, 2012, compared to $199.9 million at December 31, 2011. The increase in total stockholders’ equity was primarily due to net income of $3.1 million, partially offset by our declaration and payment of cash dividends totaling $422,000. The unallocated shares of common stock that our ESOP owns were reflected as a $12.7 million reduction to stockholders’ equity at June 30, 2012, compared to a $13.2 million reduction to stockholders’ equity at December 31, 2011.

Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The repurchase authorization will expire on November 15, 2012, unless extended by the Board of Directors. As of June 30, 2012, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that have been authorized for repurchase. No shares were repurchased during the six months ended June 30, 2012. Federal Reserve Board Supervisory Letter SR 09-4 provides that holding companies experiencing financial weaknesses such as operating losses should consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock. The Company has not initiated discussions with the Federal Reserve supervisory staff with respect to common stock repurchases, and has no plans to initiate such discussions in the immediate future. Due to the Company’s operating loss in 2011, the Company will not undertake any further share repurchases without engaging in discussions with the Federal Reserve supervisory staff.

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rules will become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.

The Company and the Bank have adopted a Capital Plan that requires the Bank to maintain a Tier 1 leverage ratio of at least eight percent (8%) and a total risk-based capital ratio of at least twelve percent (12%). The minimum capital ratios set forth in the Capital Plan will be increased and other minimum capital requirements will be established if and as necessary to comply with the Basel III requirements as such requirements become applicable to the Company and the Bank. In accordance with the Capital Plan, neither the Company nor the Bank will pursue any acquisition opportunity or growth that will cause the Bank’s total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels after taking into account any additional sources of capital that will be utilized in the funding of the acquisition. In addition, the Bank, will not declare or pay a dividend or make another type of capital distribution to the Company unless the Bank would remain in compliance with the established minimum capital levels immediately following the declaration or payment of the dividend or capital distribution. Finally, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose.

At June 30, 2012 and December 31, 2011, the Bank’s actual regulatory capital ratios, the minimum capital ratios required to be considered well-capitalized in the Prompt Corrective Action rules and the minimum capital ratios established under the Bank’s Capital Plan were:

	Actual Ratio	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions	Minimum Capital Ratios Established under Capital Plan

June 30, 2012
Total capital (to risk-weighted assets)	16.69%	8.00%	12.00%
Tier 1 (core) capital (to risk-weighted assets)	15.43	4.00	8.00
Tier 1 (core) capital (to adjusted total assets)	11.27	4.00	8.00

December 31, 2011
Total capital (to risk-weighted assets)	14.73%	8.00%	12.00%
Tier 1 (core) capital (to risk-weighted assets)	13.47	4.00	8.00
Tier 1 (core) capital (to adjusted total assets)	10.50	4.00	8.00

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. In an effort to better manage interest-rate risk, we have de-emphasized the origination of residential mortgage loans for our loan portfolio, and have increased our emphasis on the origination of nonresidential real estate loans, multi-family mortgage loans, commercial loans and commercial leases. In addition, depending on market interest rates and our capital and liquidity position, we generally sell all or a portion of our longer-term, fixed-rate residential loans, usually on a servicing-retained basis. Further, we primarily invest in shorter-duration securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Finally, we have classified all of our investment portfolio securities as available-for-sale so as to provide flexibility in liquidity management.

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

Quantitative Analysis. The following table sets forth, as of June 30, 2012, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the US Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points)	Estimated Increase in NPV		Decrease in Estimated Net Interest Income
	Amount	Percent	Amount	Percent
	(dollars in thousands)		(dollars in thousands)
+400	$4,566	2.49%	$(1,320)	(2.59)%
+300	3,943	2.15	(864)	(1.70)
+200	3,216	1.75	(453)	(0.89)
+100	2,029	1.11	(231)	(0.45)
0	—	—	—	—

The Company has opted not to include an estimate for a decrease in rates at June 30, 2012 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at June 30, 2012, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 1.75% increase in NPV and a $453,000 decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. In accordance with this authorization, the Company had repurchased 4,239,134 shares of its common stock as of June 30, 2012. The Company did not conduct any repurchases during the second quarter of 2012. The current share repurchase authorization will expire on November 15, 2012, unless extended.

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

Date: August 1, 2012

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