Form 10-Q/A
period 2012-06-30
BankFinancial CORP
filed 2012-08-31
CIK 1303942

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

Explanatory Note

This Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2012, is filed solely to furnish Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, these interactive data files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

ITEM 6.	EXHIBITS

Number	Description

31.1	Certification of F. Morgan Gasior, Chairman of the Board, Chief Executive Officer and President, Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (1)

31.2	Certification of Paul A. Cloutier, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (1)

32.1	Certification of F. Morgan Gasior, Chairman of the Board, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Paul A. Cloutier, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101	The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements. (2)

(1)	Previously filed or furnished with our Quarterly Report on Form 10-Q filed August 1, 2012.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKFINANCIAL CORPORATION
(Registrant)

Date: August 31, 2012

/s/ F. MORGAN GASIOR
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ PAUL A. CLOUTIER
Paul A. Cloutier
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of F. Morgan Gasior, Chairman of the Board, Chief Executive Officer and President, Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (1)

31.2	Certification of Paul A. Cloutier, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a). (1)

32.1	Certification of F. Morgan Gasior, Chairman of the Board, Chief Executive Officer and President, Pursuant to 18 U.S.C. Snection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Paul A. Cloutier, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101	The following financial statements from the BankFinancial Corpoaration Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements. (2)

(1)	Previously filed or furnished with our Quarterly Report on Form 10-Q filed August 1, 2012.
(2)	Furnished herewith.