Form 10-Q
period 2012-09-30
BankFinancial CORP
filed 2012-11-08
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2012
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
21,072,966 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 5, 2012.

BANKFINANCIAL CORPORATION
Form 10-Q Quarterly Report

PART I

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data) – (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from other financial institutions	$19,619	$24,247
Interest-bearing deposits in other financial institutions	217,110	96,457
Cash and cash equivalents	236,729	120,704
Securities, at fair value	81,748	92,832
Loans held-for-sale	551	1,918
Loans receivable, net of allowance for loan losses: September 30, 2012, $20,588 and December 31, 2011, $31,726	1,080,489	1,227,391
Other real estate owned	14,994	22,480
Stock in Federal Home Loan Bank, at cost	9,067	16,346
Premises and equipment, net	38,555	39,155
Accrued interest receivable	4,395	5,573
Core deposit intangible	3,195	3,671
Bank owned life insurance	21,562	21,207
FDIC prepaid expense	3,118	4,351
Income tax receivable	461	1,809
Other assets	5,008	6,138
Total assets	$1,499,872	$1,563,575
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing	$134,474	$142,084
Interest-bearing	1,143,722	1,190,468
Total deposits	1,278,196	1,332,552
Borrowings	6,946	9,322
Advance payments by borrowers taxes and insurance	7,327	10,976
Accrued interest payable and other liabilities	9,406	10,868
Total liabilities	1,301,875	1,363,718
Commitments and contingent liabilities
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,072,966 shares issued at September 30, 2012 and December 31, 2011	211	211
Additional paid-in capital	193,754	193,801
Retained earnings	15,226	17,946
Unearned Employee Stock Ownership Plan shares	(12,479)	(13,212)
Accumulated other comprehensive income	1,285	1,111
Total stockholders’ equity	197,997	199,857
Total liabilities and stockholders’ equity	$1,499,872	$1,563,575

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data) – (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$13,978	$17,350	$45,402	$49,915
Securities	342	566	1,171	2,156
Other	148	74	353	267
Total interest income	14,468	17,990	46,926	52,338
Interest expense
Deposits	1,010	1,593	3,308	5,342
Borrowings	26	36	80	193
Total interest expense	1,036	1,629	3,388	5,535
Net interest income	13,432	16,361	43,538	46,803
Provision for loan losses	4,453	7,384	7,194	12,983
Net interest income after provision for loan losses	8,979	8,977	36,344	33,820
Noninterest income
Deposit service charges and fees	548	699	1,626	2,004
Other fee income	374	381	1,142	1,176
Insurance commissions and annuities income	125	146	359	470
Gain on sale of loans, net	210	83	595	141
Gain (loss) on disposition of premises and equipment, net	(7)	1	(164)	(19)
Loan servicing fees	124	138	371	407
Amortization and impairment of servicing assets	(55)	(105)	(235)	(210)
Earnings on bank owned life insurance	109	165	355	485
Trust	171	199	545	491
Other	232	156	487	368
Total noninterest income	1,831	1,863	5,081	5,313
Noninterest expense
Compensation and benefits	6,333	6,229	19,453	19,949
Office occupancy and equipment	1,627	1,845	5,125	5,449
Advertising and public relations	136	333	447	830
Information technology	1,127	1,085	3,534	3,124
Supplies, telephone, and postage	416	450	1,254	1,264
Amortization of intangibles	156	470	476	1,322
Nonperforming asset management	1,728	1,267	4,085	3,001
Operations of other real estate owned	2,742	1,588	4,985	2,896
FDIC insurance premiums	642	354	1,299	1,107
Acquisition costs	—	—	—	1,761
Other	1,125	1,016	2,854	2,812
Total noninterest expense	16,032	14,637	43,512	43,515
Loss before income taxes	(5,222)	(3,797)	(2,087)	(4,382)
Income tax benefit	—	(1,901)	—	(2,735)
Net Loss	$(5,222)	$(1,896)	$(2,087)	$(1,647)

Basic loss per common share	$(0.26)	$(0.10)	$(0.11)	$(0.08)
Diluted loss per common share	$(0.26)	$(0.10)	$(0.11)	$(0.08)

Weighted average common shares outstanding	19,914,992	19,738,440	19,871,368	19,714,217
Diluted weighted average common shares outstanding	19,914,992	19,738,440	19,871,368	19,714,217

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands) – (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net loss	$(5,222)	$(1,896)	$(2,087)	$(1,647)
Unrealized holding gain (loss) arising during the period	210	14	174	(1,034)
Tax effect	—	(5)	—	394
Change in other comprehensive loss, net of tax effect	210	9	174	(640)

Comprehensive loss	$(5,012)	$(1,887)	$(1,913)	$(2,287)

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) – (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2011	$211	$194,186	$71,278	$(14,190)	$1,800	$253,285
Net loss	—	—	(1,647)	—	—	(1,647)
Change in other comprehensive income, net of tax effects	—	—	—	—	(640)	(640)
Nonvested stock awards-stock-based compensation expense	—	43	—	—	—	43
Cash dividends declared on common stock ($0.21 per share)	—	—	(4,425)	—	—	(4,425)
ESOP shares earned	—	(246)	—	732	—	486
Balance at September 30, 2011	$211	$193,983	$65,206	$(13,458)	$1,160	$247,102

Balance at January 1, 2012	$211	$193,801	$17,946	$(13,212)	$1,111	$199,857
Net loss	—	—	(2,087)	—	—	(2,087)
Change in other comprehensive income, net of tax effects	—	—	—	—	174	174
Nonvested stock awards-stock-based compensation expense	—	41	—	—	—	41
Cash dividends declared on common stock ($0.03 per share)	—	—	(633)	—	—	(633)
ESOP shares earned	—	(88)	—	733	—	645
Balance at September 30, 2012	$211	$193,754	$15,226	$(12,479)	$1,285	$197,997

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
Nine months ended September 30, 2012 and 2011
(In thousands) – (Unaudited)

	2012	2011
Cash flows from operating activities
Net loss	$(2,087)	$(1,647)
Adjustments to reconcile net loss to net cash from operating activities
Provision for loan losses	7,194	12,983
ESOP shares earned	645	486
Stock-based compensation expense	41	43
Depreciation and amortization	3,417	3,369
Amortization of premiums and discounts on securities and loans	(2,185)	(2,047)
Amortization of core deposit intangible	476	1,322
Amortization and impairment of servicing assets	235	210
Net change in net deferred loan origination costs	81	413
Net gain on sale of other real estate owned	(126)	(98)
Net gain on sale of loans	(595)	(141)
Net loss disposition of premises and equipment	164	19
Loans originated for sale	(13,806)	(9,287)
Proceeds from sale of loans	15,768	10,756
Net change in:
Deferred income tax	—	(3,056)
Accrued interest receivable	1,178	188
Earnings on bank owned life insurance	(355)	(485)
Other assets	6,158	2,792
Accrued interest payable and other liabilities	(1,462)	(1,220)
Net cash from operating activities	14,741	14,600
Cash flows from investing activities
Securities
Proceeds from maturities	22,424	28,459
Proceeds from principal repayments	15,413	9,677
Proceeds from sales of securities	—	29,491
Purchases of securities	(26,659)	(32,656)
Loans receivable
Principal payments on loans receivable	394,621	476,445
Purchases of loans	(3,190)	(153,119)
Originated for investment	(255,751)	(443,936)
Proceeds of redemption of Federal Reserve Bank stock	—	155
Proceeds of redemption of Federal Home Loan Bank of Chicago stock	7,279	—
Proceeds from sale of other real estate owned	9,871	5,559
Purchases of premises and equipment, net	(1,885)	(1,385)
Cash acquired in acquisition	—	61,619
Net cash from (used in) investing activities	162,123	(19,691)

(Continued)

See accompanying notes to consolidated financial statements.

 BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
Nine months ended September 30, 2012 and 2011
(In thousands) – (Unaudited)

	2012	2011
Cash flows from financing activities
Net change in deposits	(54,181)	(95,392)
Net change in borrowings	(2,376)	(14,496)
Net change in advance payments by borrowers for taxes and insurance	(3,649)	6,762
Cash dividends paid on common stock	(633)	(4,425)
Net cash used in financing activities	(60,839)	(107,551)

Net change in cash and cash equivalents	116,025	(112,642)
Beginning cash and cash equivalents	120,704	220,810
Ending cash and cash equivalents	$236,729	$108,168

Supplemental disclosures of cash flow information:
Interest paid	$3,432	$5,431
Income taxes paid	—	—
Income taxes refunded	1,406	101
Loans transferred to other real estate owned	6,236	8,846

Supplemental disclosures of noncash investing activities – Acquisition:
Noncash assets acquired:
Securities		$10,177
Loans receivable		118,147
Other real estate owned		6,965
Stock in Federal Home Loan Bank and Federal Reserve Bank		903
Goodwill		1,296
Premises and equipment, net		7,442
Accrued interest receivable		355
Core deposit intangible		2,660
FDIC prepaid expense		774
Income tax receivable		774
Deferred taxes, net		2,662
Other assets		42
Total noncash items acquired		152,197
Liabilities assumed:
Deposits		212,939
Advance payments by borrowers taxes and insurance		34
Accrued interest payable and other liabilities		843
Total liabilities assumed		213,816
Cash and cash equivalents acquired		$61,619

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
Principles of Consolidation: The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”) and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three- and nine-month periods ended September 30, 2012, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 2 – LOSS PER SHARE
Amounts reported in loss per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares and unvested restricted stock shares. Stock options and restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net loss available to common stockholders	$(5,222)	$(1,896)	$(2,087)	$(1,647)

Average common shares outstanding	21,072,966	21,072,966	21,072,966	21,072,966
Less:
Unearned ESOP shares	(1,157,974)	(1,325,859)	(1,198,988)	(1,350,082)
Unvested restricted stock shares	—	(8,667)	(2,610)	(8,667)
Weighted average common shares outstanding	19,914,992	19,738,440	19,871,368	19,714,217

Basic loss per common share	$(0.26)	$(0.10)	$(0.11)	$(0.08)

Weighted average common shares outstanding	19,914,992	19,738,440	19,871,368	19,714,217
Net effect of dilutive stock options and unvested restricted stock	—	—	—	—
Weighted average diluted common shares outstanding	19,914,992	19,738,440	19,871,368	19,714,217

Diluted loss per common share	$(0.26)	$(0.10)	$(0.11)	$(0.08)

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	141,000	2,080,553	141,000	2,080,553
Weighted average exercise price of anti-dilutive stock options	$17.21	$16.54	$17.21	$16.54

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES
The following table summarizes the amortized cost and fair value of securities and the corresponding gross unrealized gains and losses recognized in accumulated other comprehensive income:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
Certificates of deposit	$31,491	$—	$—	$31,491
Municipal securities	515	24	—	539
Equity mutual fund	500	34	—	534
Mortgage-backed securities – residential	33,438	1,754	(1)	35,191
Collateralized mortgage obligations – residential	13,793	159	(2)	13,950
SBA-guaranteed loan participation certificates	43	—	—	43
	$79,780	$1,971	$(3)	$81,748
December 31, 2011
Certificates of deposit	$30,448	$—	$—	$30,448
Municipal securities	515	36	—	551
Equity mutual fund	500	24	—	524
Mortgage-backed securities – residential	34,691	1,385	—	36,076
Collateralized mortgage obligations – residential	24,837	372	(23)	25,186
SBA-guaranteed loan participation certificates	47	—	—	47
	$91,038	$1,817	$(23)	$92,832
The amortized cost and fair values of securities at September 30, 2012 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Amortized Cost	Fair Value

Within one year	$31,656	$31,657
One to five years	350	373
	32,006	32,030
Equity mutual fund	500	534
Mortgage-backed securities – residential	33,438	35,191
Collateralized mortgage obligations – residential	13,793	13,950
SBA-guaranteed loan participation certificates	43	43
Total	$79,780	$81,748

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Securities with unrealized losses at September 30, 2012 and December 31, 2011 that were not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2012
Mortgage-backed securities – residential	$72	$1	$—	$—	$72	$1
Collateralized mortgage obligations – residential	—	—	1,973	2	1,973	2
Total	$72	$1	$1,973	$2	$2,045	$3

December 31, 2011
Collateralized mortgage obligations – residential	$—	$—	$2,134	$23	$2,134	$23
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
Certain residential mortgage-backed securities and residential collateralized mortgage obligations that the Company holds in its investment portfolio remained in an unrealized loss position at September 30, 2012, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell the securities before an anticipated recovery occurs.

NOTE 4 – LOANS RECEIVABLE
Loans receivable are as follows:

	September 30, 2012	December 31, 2011

One-to-four family residential real estate loans	$238,810	$272,032
Multi-family mortgage loans	374,164	423,615
Nonresidential real estate loans	288,976	311,641
Construction and land loans	13,774	19,852
Commercial loans	61,053	93,932
Commercial leases	121,200	134,990
Consumer loans	2,273	2,147
Total loans	1,100,250	1,258,209
Net deferred loan origination costs	827	908
Allowance for loan losses	(20,588)	(31,726)
Loans, net	$1,080,489	$1,227,391

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
September 30, 2012
One-to-four family residential real estate loans	$264	$68	$4,862	$5,194	$6,618	$2,125	$230,067	$238,810
Multi-family mortgage loans	637	—	4,357	4,994	11,952	1,528	360,684	374,164
Nonresidential real estate loans	2,246	8	5,282	7,536	25,834	2,610	260,532	288,976
Construction and land loans	239	134	451	824	3,551	1,634	8,589	13,774
Commercial loans	55	9	1,302	1,366	631	357	60,065	61,053
Commercial leases	—	—	525	525	68	—	121,132	121,200
Consumer loans	—	—	149	149	—	—	2,273	2,273
Total	$3,441	$219	$16,928	$20,588	$48,654	$8,254	$1,043,342	1,100,250
Net deferred loan origination costs								827
Allowance for loan losses								(20,588)
Loans, net								$1,080,489

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
December 31, 2011
One-to-four family residential real estate loans	$1,883	$4,220	$6,103	$14,181	$3,941	$253,910	$272,032
Multi-family mortgage loans	1,881	4,201	6,082	20,380	1,418	401,817	423,615
Nonresidential real estate loans	8,126	5,630	13,756	32,669	3,375	275,597	311,641
Construction and land loans	959	725	1,684	3,263	4,788	11,801	19,852
Commercial loans	2,079	1,460	3,539	3,160	1,078	89,694	93,932
Commercial leases	22	482	504	22	—	134,968	134,990
Consumer loans	3	55	58	3	—	2,144	2,147
Total	$14,953	$16,773	$31,726	$73,678	$14,600	$1,169,931	1,258,209
Net deferred loan origination costs							908
Allowance for loan losses							(31,726)
Loans, net							$1,227,391

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$30,878	$22,963	$31,726	$22,180
Loans charged off
One-to-four family residential real estate loans	(3,145)	(584)	(4,408)	(2,627)
Multi-family mortgage loans	(2,159)	(842)	(2,848)	(1,621)
Nonresidential real estate loans	(5,435)	(12)	(8,070)	(12)
Construction and land loans	(806)	(121)	(1,038)	(2,270)
Commercial loans	(3,536)	—	(3,705)	(42)
Commercial leases	(68)	—	(68)	—
Consumer loans	(72)	(70)	(95)	(87)
	(15,221)	(1,629)	(20,232)	(6,659)
Recoveries:
One-to-four family residential real estate loans	7	33	192	40
Multi-family mortgage loans	11	3	491	124
Nonresidential real estate loans	7	5	322	68
Construction and land loans	6	—	248	—
Commercial loans	421	15	610	38
Commercial leases	—	—	—	—
Consumer loans	26	4	37	4
Recoveries	478	60	1,900	274

Net charge-off	(14,743)	(1,569)	(18,332)	(6,385)
Provision for loan losses	4,453	7,384	7,194	12,983

Ending balance	$20,588	$28,778	$20,588	$28,778

Impaired Loans
Impaired loans are summarized as follows:

	September 30, 2012	December 31, 2011
Loans with allocated allowance for loan losses	$30,996	$45,649
Loans with no allocated allowance for loan losses	17,658	28,029
	48,654	73,678
Purchased impaired loans	8,254	14,600
Total impaired loans	$56,908	$88,278

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

					For the Three Months ended September 30, 2012		For the Nine Months ended September 30, 2012
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With no related allowance recorded:
One-to-four family residential real estate loans	$4,756	$3,017	$1,678	$—	$2,195	$23	$2,169	$77
One-to-four family residential real estate loans – non-owner occupied	1,819	1,493	359	—	4,322	—	5,535	95
Multi-family mortgage loans	6,488	5,989	688	—	10,039	—	11,345	146
Wholesale commercial lending	—	—	—	—	—	—	—	—
Nonresidential real estate loans	8,063	6,551	1,616	—	6,878	36	6,933	116
Land loans	1,199	1,198	—	—	847	19	339	28
Commercial loans – secured	457	—	455	—	149	—	191	—
Commercial loans – unsecured	842	78	752	—	41	10	16	10
Non-rated commercial leases	137	68	68	—	35	4	14	4
Consumer loans	3	—	3	—	—	—	—	—
	23,764	18,394	5,619	—	24,506	92	26,542	476
With an allowance recorded:
One-to-four family residential real estate loans	—	—	—	—	3,335	—	3,552	25
One-to-four family residential real estate loans – non-owner occupied	2,894	2,152	757	264	2,598	—	2,308	—
Multi-family mortgage loans	8,039	6,566	1,775	637	7,348	—	7,819	126
Nonresidential real estate loans	24,016	19,905	4,202	2,246	23,148	32	25,366	171
Land loans	3,136	2,385	751	239	2,963	—	3,207	—
Commercial loans – secured	2,174	552	1,611	55	1,873	—	2,651	—
Commercial loans – unsecured	—	—	—	—	334	—	356	—
Non-rated commercial leases	—	—	—	—	80	—	46	—
Consumer loans	—	—	—	—	2	—	3	—
	40,259	31,560	9,096	3,441	41,681	32	45,308	322
Total	$64,023	$49,954	$14,715	$3,441	$66,187	$124	$71,850	$798

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
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Purchased Impaired Loans
As a result of its acquisition of Downers Grove National Bank, the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. The carrying amount of these purchased impaired loans is as follows:

	September 30, 2012	December 31, 2011

One-to-four family residential real estate loans	$2,125	$3,941
Multi-family mortgage loans	1,528	1,418
Nonresidential real estate loans	2,610	3,375
Construction loans	—	813
Land loans	1,634	3,975
Commercial loans	357	1,078
Outstanding balance	$8,254	$14,600

Carrying amount, net of allowance ($219,000 at September 30, 2012, none at December 31, 2011)	$8,035	$14,600
Accretable yield, or income expected to be collected, related to purchased impaired loans is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Beginning balance	$832	$3,022	$2,270	$—
New loans purchased	—	—	—	3,410
Disposals	249	—	771	—
Accretion of income	179	388	1,095	776
Ending balance	$404	$2,634	$404	$2,634
For the above purchased impaired loans, the Company decreased the allowance for loan losses by $5,000 during the three months ended September 30, 2012, and increased the allowance for loan losses by $219,000 during the nine months ended September 30, 2012. No allowance for loan losses was recorded for these loans for the three and nine months ended September 30, 2011.
Purchased impaired loans for which it was probable at the date of acquisition that all contractually required payments would not be collected are as follows:

	September 30, 2012	December 31, 2011
Contractually required payments receivable of loans purchased:
One-to-four family residential real estate loans	$3,186	$5,886
Multi-family mortgage loans	3,199	3,456
Nonresidential real estate loans	3,898	5,395
Construction loans	—	1,314
Land loans	1,941	8,152
Commercial loans	635	7,672
Consumer loans	—	33
Total	$12,859	$31,908
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
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Nonaccrual loans
The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans, excluding purchased impaired loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, still accruing
September 30, 2012
One-to-four family residential real estate loans	$7,526	$7,768	$—
One-to-four family residential real estate loans – non owner occupied	3,808	3,869	—
Multi-family mortgage loans	11,501	12,090	248
Nonresidential real estate loans	25,541	26,167	—
Land loans	3,584	3,583	—
Commercial loans – secured	553	553	—
Commercial loans – unsecured	194	197	—
Non-rated commercial leases	68	68	—
Consumer loans	6	6	—
	$52,781	$54,301	$248
December 31, 2011
One-to-four family residential real estate loans	$6,199	$6,488	$40
One-to-four family residential real estate loans – non owner occupied	4,510	4,647	—
Multi-family mortgage loans	14,983	15,495	—
Nonresidential real estate loans	30,396	31,104	125
Land loans	3,263	3,315	185
Commercial loans – secured	2,885	3,144	—
Commercial loans – unsecured	55	63	—
Non-rated commercial leases	22	22	—
Consumer loans	3	3	—
	$62,316	$64,281	$350
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.
The Company’s reserve for uncollected loan interest was $1.7 million and $2.7 million at September 30, 2012 and December 31, 2011, respectively. Except for purchased impaired loans, when a loan is on non-accrual status and the ultimate collectability of the total principal balance of the impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Past Due Loans
The following table presents the aging of the recorded investment in past due loans by class of loans, excluding purchased impaired loans:

	30-59 Days Past Due		60-89 Days Past Due		90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2012
One-to-four family residential real estate loans	$1,653		$696		$5,987	$8,336	$162,329	$170,665
One-to-four family residential real estate loans – non-owner occupied	504		51		2,226	2,781	63,900	66,681
Multi-family mortgage loans	1,243		—		9,634	10,877	307,022	317,899
Wholesale commercial lending	—		—		—	—	53,045	53,045
Nonresidential real estate loans	4,142		4,254		23,472	31,868	253,985	285,853
Construction loans	—		—		—	—	457	457
Land loans	1,130		—		3,124	4,254	7,424	11,678
Commercial loans:
Secured	784		—		553	1,337	20,465	21,802
Unsecured	1,287		68		141	1,496	6,940	8,436
Municipal loans	—		—		—	—	5,340	5,340
Warehouse lines	—		—		—	—	2,746	2,746
Health care	—		—		—	—	13,944	13,944
Other	—		—		—	—	8,647	8,647
Commercial leases:
Investment rated commercial leases	112		169		—	281	85,490	85,771
Below investment grade	—		—		—	—	7,870	7,870
Non-rated	—		—		69	69	24,134	24,203
Lease pools	—		—		—	—	4,107	4,107
Consumer loans	4		—		6	10	2,273	2,283
Total	$10,859	(1)	$5,238	(1)	$45,212	$61,309	$1,030,118	$1,091,427

(1)	48% of the combined 30-89 days past due loans had matured and are the in the process of analysis for renewal.
The following table presents the aging of the recorded investment in past due purchased impaired loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2012
One-to-four family residential real estate loans – non-owner occupied	$—	$—	$1,092	$1,092	$1,033	$2,125
Multi-family mortgage loans	—	—	1,528	1,528	—	1,528
Nonresidential real estate loans	—	—	1,163	1,163	1,447	2,610
Construction loans	—	—	—	—	—	—
Land loans	—	—	1,359	1,359	271	1,630
Commercial loans – secured	—	—	357	357	—	357
Total	$—	$—	$5,499	$5,499	$2,751	$8,250

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans, excluding purchased impaired loans:

	30-59 Days Past Due		60-89 Days Past Due		90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2011
One-to-four family residential real estate loans	$2,259		$605		$5,925	$8,789	$182,895	$191,684
One-to-four family residential real estate loans – non-owner occupied	2,307		122		3,005	5,434	71,114	76,548
Multi-family mortgage loans	6,002		4,176		13,237	23,415	327,488	350,903
Wholesale commercial lending	785		—		—	785	67,723	68,508
Nonresidential real estate loans	3,387		6,183		17,971	27,541	279,628	307,169
Construction loans	—		520		—	520	1,336	1,856
Land loans	5,445		1,152		462	7,059	6,273	13,332
Commercial loans:
Secured	17		—		3,143	3,160	26,193	29,353
Unsecured	435		3		63	501	9,387	9,888
Municipal loans	—		—		—	—	6,471	6,471
Warehouse lines	—		—		—	—	9,862	9,862
Health care	—		—		—	—	29,510	29,510
Other	—		—		—	—	8,425	8,425
Commercial leases:
Investment rated commercial leases	294		—		—	294	84,378	84,672
Below investment grade	—		—		—	—	6,263	6,263
Non-rated	290				23	313	37,053	37,366
Lease pools	—		—		—	—	7,824	7,824
Consumer loans	7		—		—	7	2,152	2,159
Total	$21,228	(1)	$12,761	(1)	$43,829	$77,818	$1,163,975	$1,241,793

(1)	46% of the combined 30-89 days past due loans had matured and are the in the process of analysis for renewal.
The following table presents the aging of the recorded investment in past due purchased impaired loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2011
One-to-four family residential real estate loans – non-owner occupied	$—	$—	$2,835	$2,835	$1,087	$3,922
Multi-family mortgage loans	—	—	1,418	1,418	—	1,418
Nonresidential real estate loans	996	—	1,681	2,677	688	3,365
Construction loans	—	—	813	813	—	813
Land loans	—	—	3,578	3,578	369	3,947
Commercial loans – secured	—	—	807	807	162	969
Commercial loans – unsecured	—	—	34	34	—	34
Total	$996	$—	$11,166	$12,162	$2,306	$14,468

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Troubled Debt Restructuring
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
The Company had $9.5 million of TDRs at September 30, 2012 compared to $18.1 million at December 31, 2011, with $147,000 in specific valuation allowances allocated to those loans at September 30, 2012, and $1.2 million in specific valuation allowances allocated at December 31, 2011. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.
The following table presents loans by class that are classified as TDRs:

	September 30, 2012	December 31, 2011
One-to-four family residential real estate	$4,113	$5,619
Multi-family mortgage	2,150	5,783
Nonresidential real estate	—	2,220
Commercial loans – secured	—	238
Troubled debt restructured loans – accrual loans	6,263	13,860
One-to-four family residential real estate	1,351	556
Multi-family mortgage	1,603	717
Nonresidential real estate	296	2,960
Commercial loans – secured	—	—
Consumer loans	3	3
Troubled debt restructured loans – nonaccrual loans	3,253	4,236
Total troubled debt restructured loans	$9,516	$18,096
During the three- and nine-month periods ending September 30, 2012 and 2011, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present loans, by loan class, that were modified as TDRs during the following periods:

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	17	$1,441	$1,441	24	$2,100	$2,100
Multi-family mortgage	—	—	—	1	700	500
Total	17	$1,441	$1,441	25	$2,800	$2,600

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the three months ended September 30, 2012
One-to-four family residential real estate	$—	$1,441	$—	$1,441
For the nine months ended September 30, 2012
One-to-four family residential real estate	$504	$1,596	$—	$2,100
Multi-family mortgage	—	—	500	500
Total	$504	$1,596	$500	$2,600
The TDRs described above had no impact on interest income for the three and nine months ended September 30, 2012. There was no impact on the allowance for loan losses in the three months ended September 30, 2012 and an increase in the allowance for loan losses of $198,000 during the nine- months ended September 30, 2012. The above TDRs also resulted in no charge offs for the three months ended September 30, 2012 and charge offs of $470,000 for the nine months ended September 30, 2012, respectively.
The following table presents loans, by loan class, that were modified as TDRs for which there was a payment default within twelve months following the modification during the following periods:

	For the three months ended September 30, 2012		For the nine months ended September 30, 2012
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	—	$—	5	$864
Nonresidential real estate	—	—	4	3,308
Total	—	$—	9	$4,172
The following tables present loans by class that were modified as TDRs during the following periods:

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
	Number of borrowers	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of borrowers	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	10	$2,712	$2,652	108	$8,308	$6,738
Multi-family mortgage	—	—	—	3	1,136	1,108
Nonresidential real estate	2	1,108	1,032	3	1,108	1,032
Commercial loans-secured	3	277	259	3	277	259
Total	15	$4,097	$3,943	117	$10,829	$9,137

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the three months ended September 30, 2011
One-to-four family residential real estate	$—	$2,652	$—	$2,652
Multi-family mortgage	—	—	—	—
Nonresidential real estate	—	—	855	855
Commercial loans-secured	—	259	—	259
Total	$—	$2,911	$855	$3,766
For the nine months ended September 30, 2011
One-to-four family residential real estate	$—	$2,734	$4,004	$6,738
Multi-family mortgage	1,108	—	—	1,108
Nonresidential real estate	—	—	1,032	1,032
Commercial loans-secured	—	259	—	259
Total	$1,108	$2,993	$5,036	$9,137
The TDRs described above decreased interest income by $5,000, increased the allowance for loan losses by $155,000 and resulted in no charge offs during the three months ended September 30, 2011.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The terms of certain other loans were modified during the three- and nine- months ended September 30, 2012 that did not meet the definition of a TDR. These loans have a total recorded investment as of September 30, 2012 of $288,000. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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
Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch List	Special Mention	Substandard (1), (2)	Doubtful	Total
September 30, 2012
One-to-four family residential real estate loans	$158,480	$2,494	$—	$9,094	$—	$170,068
One-to-four family residential real estate loans – non-owner occupied	52,010	3,797	1,223	11,712	—	68,742
Multi-family mortgage loans	250,821	35,236	8,343	26,632	98	321,130
Wholesale commercial lending	47,421	2,829	—	2,784	—	53,034
Nonresidential real estate loans	164,206	37,575	34,444	52,751	—	288,976
Construction loans	—	—	455	—	—	455
Land loans	1,345	1,554	2,645	7,775	—	13,319
Commercial loans:
Secured	16,302	1,734	2,107	1,975	—	22,118
Unsecured	3,043	1,841	598	2,824	79	8,385
Municipal loans	5,302	—	—	—	—	5,302
Warehouse lines	2,722	—	—	—	—	2,722
Health care	11,659	808	1,445	—	—	13,912
Other	8,479	—	—	135	—	8,614
Commercial leases:
Investment rated commercial leases	85,270	—	—	—	—	85,270
Below investment grade	7,809	—	—	—	—	7,809
Non-rated	23,965	1	—	—	68	24,034
Lease pools	4,087	—	—	—	—	4,087
Consumer loans	2,267	—	—	6	—	2,273
Total	$845,188	$87,869	$51,260	$115,688	$245	$1,100,250

(1)	The Company has assigned the purchased impaired loans that it acquired in its acquisition of Downers Grove National Bank to the Substandard risk classification category.

(2)
The Dodd-Frank Act abolished the Bank’s former primary federal regulator, the Office of Thrift of Supervision (“OTS”), effective on July 21, 2011, and transferred the authority for examining, regulating and supervising federal savings banks from the OTS to the OCC. The OCC’s published guidance on the assignment of loan risk ratings is different in some respects from the published guidance of the OTS, particularly as it relates to the assignment of a "substandard" rating performing loans with well-defined weaknesses that do not present a probability of default or loss. At September 30, 2012, $53.8 million of loans that were classified “Substandard” pursuant to applicable OCC loan risk rating guidance were performing and on accrual status.

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

(2)
The Dodd-Frank Act abolished the Bank’s former primary federal regulator, the OTS, effective on July 21, 2011, and transferred the authority for examining, regulating and supervising federal savings banks from the OTS to the OCC. The OCC’s published guidance on the assignment of loan risk ratings is different in some respects from the published guidance of the OTS, particularly as it relates to the assignment of a "substandard" rating performing loans with well-defined weaknesses that do not present a probability of default or loss. At December 31, 2011, $41.4 million of loans that were classified “Substandard” pursuant to applicable OCC loan risk rating guidance were performing and on accrual status.

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

NOTE 5 - FAIR VALUE (continued)

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
Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific valuation allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These real estate appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property) and the cost approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available, if applicable. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. In addition, a discount is typically applied to account for sales and holding expenses. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The method utilized to estimate the fair value of loans does not necessarily represent an exit price.
Other Real Estate Owned: Assets acquired through foreclosure or transfers in lieu of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Although the fair value of the property normally will be based on an appraisal (or other evaluation), the valuation should be consistent with the price that a market participant will pay to purchase the property at the measurement date. Circumstances may exist that indicate that the appraised value is not an accurate measurement of the property's current fair value. Examples of such circumstances include changed economic conditions since the last appraisal, stale appraisals, or imprecision and subjectivity in the appraisal process (i.e., actual sales for less than the appraised amount). Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
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

NOTE 5 - FAIR VALUE (continued)

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012
Securities:
Certificates of deposit	$—	$31,491	$—	$31,491
Municipal securities	—	539	—	539
Equity mutual fund	534	—	—	534
Mortgage-backed securities – residential	—	35,191	—	35,191
Collateralized mortgage obligations – residential	—	13,950	—	13,950
SBA-guaranteed loan participation certificates	—	43	—	43
	$534	$81,214	$—	$81,748
December 31, 2011
Securities:
Certificates of deposit	$—	$30,448	$—	$30,448
Municipal securities	—	551	—	551
Equity mutual fund	524	—	—	524
Mortgage-backed securities – residential	—	36,076	—	36,076
Collateralized mortgage obligations – residential	—	25,186	—	25,186
SBA-guaranteed loan participation certificates	—	47	—	47
	$524	$92,308	$—	$92,832

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012
Impaired loans:
One-to-four family residential real estate loans	$—	$—	$1,859	$1,859
Multi-family mortgage loans	—	—	5,605	5,605
Nonresidential real estate loans	—	—	17,438	17,438
Construction and land loans	—	—	2,146	2,146
Commercial loans	—	—	497	497
Impaired loans	$—	$—	$27,545	$27,545
Other real estate owned:
One-to-four family residential real estate	$—	$—	$2,740	$2,740
Multi-family mortgage	—	—	1,985	1,985
Nonresidential real estate	—	—	4,821	4,821
Land	—	—	5,448	5,448
Other real estate owned	$—	$—	$14,994	$14,994
Mortgage servicing rights	$—	$245	$—	$245
December 31, 2011
Impaired loans:
One-to-four family residential real estate loans	$—	$—	$4,024	$4,024
Multi-family mortgage loans	—	—	6,285	6,285
Nonresidential real estate loans	—	—	17,239	17,239
Construction and land loans	—	—	2,304	2,304
Commercial loans	—	—	844	844
Impaired loans	$—	$—	$30,696	$30,696
Other real estate owned:
One-to-four family residential real estate	$—	$—	$5,655	$5,655
Multi-family mortgage	—	—	3,655	3,655
Nonresidential real estate	—	—	7,451	7,451
Land	—	—	5,719	5,719
Other real estate owned	$—	$—	$22,480	$22,480
Mortgage servicing rights	$—	$344	$—	$344
Impaired loans, excluding purchased impaired loans, that are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $48.7 million, with a valuation allowance of $3.4 million at September 30, 2012, compared to a carrying amount of $73.7 million, with a valuation allowance of $15.0 million at December 31, 2011, resulting in a decrease in the provision for loan losses for these impaired loans of $10.7 million and $11.5 million for the three and nine months ended September 30, 2012, respectively.
Other real estate owned (“OREO”), which is carried at the lower of cost or fair value less costs to sell, had a carrying value of $15.0 million at September 30, 2012, which included write-downs of $2.4 million and $3.8 million for the three and nine months

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

ended September 30, 2012, respectively, compared to $22.5 million at December 31, 2011, which included write-downs of $4.0 million for the year ended December 31, 2011.
Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $1.1 million at September 30, 2012, of which $796,000 related to fixed rate loans and $275,000 related to adjustable rate loans. Mortgage servicing rights had a carrying amount of $1.2 million at December 31, 2011, of which $895,000 related to fixed rate loans and $309,000 related to adjustable rate loans. A pre-tax recovery of $6,000 and provision of $38,000 on our mortgage servicing rights portfolio was included in noninterest income for the three and nine months ended September 30, 2012, respectively, compared to $32,000 provision for mortgage servicing rights for the same periods in 2011.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
One-to-four family residential real estate loans	$1,859	Sales comparison	Discount applied to valuation	5%-30% (10%)
Multi-family mortgage loans	5,605	Sales comparison	Comparison between sales and income approaches	8%-18% (10.97%)
		Income approach	Cap Rate	7% to 13% (8.78%)
Nonresidential real estate loans	17,438	Sales comparison	Comparison between sales and income approaches	8%-10% (9.52%)
		Income approach	Cap Rate	7.5%-11% (8.94%)
Construction and land loans	2,146	Sales comparison	Discount applied to valuation	5%-30% (10%)
Commercial loans	497	Sales comparison	Discount applied to valuation	5%-30% (10%)
Impaired loans	$27,545

Other real estate owned:
One-to-four family residential real estate	$2,740	Sales comparison	Discount applied to valuation	1%-32% (9%)
Multi-family mortgage	1,985	Sales comparison	Comparison between sales and income approaches	7%-58% (34%)
Nonresidential real estate	4,821	Sales comparison	Comparison between sales and income approaches	3%-53% (25%)
Land	5,448	Sales comparison	Discount applied to valuation	1%-22% (10%)
Other real estate owned	$14,994
Mortgage servicing rights	$245	Third party valuation	Present value of future servicing income based on prepayment speeds	13.4% - 28.7% (19.30%)
Mortgage servicing rights		Third party valuation	Present value of future servicing income based on default rates	12%

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments is as follows:

		Fair Value Measurements at September 30, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$236,729	$19,619	$217,110	$—	$236,729
Securities	81,748	534	81,214	—	81,748
Loans held-for-sale	551	—	551	—	551
Loans receivable, net of allowance for loan losses	1,080,489	—	1,035,232	27,545	1,062,777
FHLBC stock	9,067	—	—	—	N/A
Accrued interest receivable	4,395	—	4,395	—	4,395
Financial liabilities					—
Noninterest-bearing demand deposits	$(134,474)	$—	$(134,474)	$—	$(134,474)
Savings deposits	(143,212)	—	(143,212)	—	(143,212)
NOW and money market accounts	(687,414)	—	(687,414)	—	(687,414)
Certificates of deposit	(313,096)	—	(315,473)	—	(315,473)
Borrowings	(6,946)	—	(6,975)	—	(6,975)
Accrued interest payable	(168)	—	(168)	—	(168)

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$120,704	$120,704
Securities	92,832	92,832
Loans held-for-sale	1,918	1,918
Loans receivable, net of allowance for loan losses	1,227,391	1,217,377
FHLBC stock	16,346	N/A
Accrued interest receivable	5,573	5,573
Financial liabilities
Noninterest-bearing demand deposits	$(142,084)	$(142,084)
Savings deposits	(144,515)	(144,515)
NOW and money market accounts	(681,542)	(681,542)
Certificates of deposit	(364,411)	(365,952)
Borrowings	(9,322)	(9,412)
Accrued interest payable	(212)	(212)
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

NOTE 5 - FAIR VALUE (continued)

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

Overview
During the third quarter of 2012, national economic activity decelerated and local economic conditions in our primary Chicago metropolitan market area reflected at best minimal growth. The principal challenges in the local economy continue to be persistent unemployment and uneven economic growth, both of which continue to impact real estate values. Competitive factors also had an increasing impact during the quarter, as pricing and underwriting competition for multi-family and commercial real estate loans and commercial leases remained intense.
Loan portfolio balances declined in all categories except consumer loans; however, loan pipelines for multifamily, commercial real estate, commercial health care and commercial leasing are at their highest levels in the past four quarters. Residential loan balances declined due to scheduled loan amortizations and prepayments of our fixed-rate loan portfolio. Multi-family loan balances declined due to intensified pricing and underwriting competition, including the entry of new competitors into the sector. In approximately 50% of the cases in which we received a payoff on a multi-family loan, we elected not to match the competitor's offer based on the particular merits of the credit exposure, which involved unmonitored cash-out refinance transactions. Commercial real estate loan balances declined due to slightly lower loan origination volumes and certain targeted portfolio reductions. We expect to see continued targeted portfolio reductions within the commercial real estate portfolio through the first quarter of 2013, potentially fully offset by improved loan origination volumes. Commercial and industrial loan balances declined primarily for cyclical reasons due to state government health care payables practices and due to quarter-end activity on commercial lease bridge lines of credit; we expect these balances to return gradually to their customary balances over the next three to six months. Commercial lease origination volumes improved during the quarter; we expect this portfolio to return to positive growth in the fourth quarter of 2012. Our focus for the remainder of 2012 will be to maintain current overall loan portfolio levels and to more aggressively increase originations in certain selected loan categories such as residential loans, multifamily loans, commercial loans and commercial leases consistent with market opportunities.
We engaged in the accelerated disposition of certain OREO assets during the third quarter of 2012. Our evaluation methodology involves an assessment of the disposition strategy that provides the highest cash proceeds within a defined period of time. During the third quarter of 2012, we changed our disposition strategy on certain income-producing OREO assets from an ordinary-liquidation pricing model to an aggressive pricing model designed to stimulate market demand. For the third quarter of 2012, we closed $2.4 million in total OREO sales and had accepted offers on an additional $4.3 million in OREO balances; the total activity represented 38.6% of our June 30, 2012 OREO balances. Our third quarter of 2012 results reflect the write-downs and expenses related to OREO transfers and sales.
Management is evaluating, but not yet finalized or presented to the Board for approval, a more comprehensive plan to reduce nonperforming assets through accelerated dispositions during the fourth quarter of 2012. In this regard, we continued evaluations of certain non-performing loans and OREO for which a targeted disposition strategy aimed at long-term equity investors may be the most appropriate strategy. If approved by the Board, the objectives of such a plan would be to achieve a meaningful reduction of non-performing loans and OREO by the end of 2012 such that the future potential impacts to earnings in 2013 and future years from credit-related costs are materially diminished.
Our general loan loss reserve requirement remained stable in the third quarter of 2012 due principally to a reduction of loan portfolio balances offset by increased reserves for residential and home-equity loans pursuant to new regulatory standards. Pursuant to newly-applicable OCC guidance, we charged off $10.8 million of our specific valuation allowances during the quarter and recorded $3.8 million in additional charge-offs related to updated appraisals received on non-performing loans.
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
Our net interest spread and net interest margin declined due to declines in loan yields and the decline in loan balances. We anticipate that current market conditions on new loans and leases and lower effective yields resulting from scheduled loan repayments and loan renewals will likely cause some additional compression of our net interest margin and net interest spread; however, we believe that the preponderance of portfolio yield reductions have already occurred and we may be able to offset some of the impact of lower market yields with loan growth in the coming quarters. Given the quantity and volatility of the variables affecting our net interest margin and net interest spread, we are unable to confidently predict what the Company's net interest margin and net interest spread will be for the remainder of 2012 and 2013.
Non-interest income was higher in the third quarter of 2012 due to stabilization in deposit service fees and other non-interest income categories. Non-interest expense was materially higher due to factors relating to non-performing asset / OREO management and valuations; however, our core non-interest expense was stable.

Selected Financial Data
The following tables summarize the major components of the changes in our balance sheet at September 30, 2012 and December 31, 2011, and in our statement of operations for the three and nine month periods ended September 30, 2012 and September 30, 2011.

	September 30, 2012	December 31, 2011	Change
	(Dollars in thousands)

Total assets	$1,499,872	$1,563,575	$(63,703)
Cash and cash equivalents	236,729	120,704	116,025
Securities	81,748	92,832	(11,084)
Loans receivable, net	1,080,489	1,227,391	(146,902)
Deposits	1,278,196	1,332,552	(54,356)
Borrowings	6,946	9,322	(2,376)
Stockholders’ equity	197,997	199,857	(1,860)

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Selected Operating Data:
Interest income	$14,468	$17,990	$(3,522)	$46,926	$52,338	$(5,412)
Interest expense	1,036	1,629	(593)	3,388	5,535	(2,147)
Net interest income	13,432	16,361	(2,929)	43,538	46,803	(3,265)
Provision for loan losses	4,453	7,384	(2,931)	7,194	12,983	(5,789)
Net interest income after provision for loan losses	8,979	8,977	2	36,344	33,820	2,524
Noninterest income	1,831	1,863	(32)	5,081	5,313	(232)
Noninterest expense	16,032	14,637	1,395	43,512	43,515	(3)
Loss before income taxes	(5,222)	(3,797)	(1,425)	(2,087)	(4,382)	2,295
Income tax benefit	—	(1,901)	1,901	—	(2,735)	2,735
Net loss	$(5,222)	$(1,896)	$(3,326)	$(2,087)	$(1,647)	$(440)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Performance Ratios:
Return on assets (ratio of net loss to average total assets) (1)	(1.39)%	(0.46)%	(0.18)%	(0.14)%
Return on equity (ratio of net loss to average equity) (1)	(10.20)	(3.01)	(1.36)	(0.88)
Net interest rate spread (1) (2)	3.69	4.19	3.97	4.06
Net interest margin (1) (3)	3.76	4.29	4.04	4.17
Average equity to average assets	13.62	15.25	13.40	15.41
Efficiency ratio (4)	105.04	80.32	89.50	83.50
Noninterest expense to average total assets (1)	4.26	3.54	3.81	3.57
Average interest-earning assets to average interest-bearing liabilities	123.54	122.52	123.16	122.62

(1)	Ratios are annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

	At September 30, 2012	At December 31, 2011
Selected Financial Ratios and Other Data:
Asset Quality Ratios:
Nonperforming assets to total assets	5.07%	6.36%
Nonaccrual loans to total loans	5.55	6.11
Allowance for loan losses to nonperforming loans	33.73	41.25
Allowance for loan losses to total loans	1.87	2.52
Capital Ratios:
Equity to total assets at end of period	13.20	12.78
Tier 1 leverage ratio (Bank only)	11.13	10.48
Other Data:
Number of full service offices	20	20
Employees (full-time equivalent basis)	347	357

Comparison of Financial Condition at September 30, 2012 and December 31, 2011
Total assets decreased $63.7 million, or 4.1%, to $1.500 billion at September 30, 2012, from $1.564 billion at December 31, 2011. Cash and cash equivalents increased $116.0 million, or 96.1%, to $236.7 million at September 30, 2012, from $120.7 million at December 31, 2011, as a result of the decreases in investment securities and loans. Securities decreased by $11.1 million, or 11.9%, to $81.7 million at September 30, 2012, from $92.8 million at December 31, 2011, primarily due to cash flows in our residential mortgage-backed and collateralized mortgage obligation portfolio. Net loans receivable decreased $146.9 million, or 12.0%, to $1.080 billion at September 30, 2012, from $1.227 billion at December 31, 2011, due in part to loan payoffs, and intense pricing and underwriting competition for multi-family and commercial real estate loans and commercial and industrial loans.
Total liabilities decreased by $61.8 million, or 4.5%, to $1.302 billion at September 30, 2012, from $1.364 billion at December 31, 2011. Total deposits decreased $54.4 million, or 4.1%, to $1.278 billion at September 30, 2012, from $1.333 billion at December 31, 2011, primarily due to our decision to reduce our competitive posture with respect to pricing on single-service certificate of deposit accounts. Certificates of deposit decreased $51.3 million, or 14.1%, to $313.1 million at September 30, 2012, from $364.4 million at December 31, 2011. Core deposits increased to 75.5% of total deposits at September 30, 2012, from 72.6% of total deposits at December 31, 2011. Noninterest-bearing demand deposits decreased $7.6 million, or 5.4%, to $134.5 million at September 30, 2012, from $142.1 million at December 31, 2011. Savings accounts decreased $1.3 million, or 0.9%, to $143.2 million at September 30, 2012, from $144.5 million at December 31, 2011. Money market and interest-bearing NOW accounts increased $5.9 million, or 0.9%, to $687.4 million at September 30, 2012, from $681.5 million at December 31, 2011.
Total stockholders' equity decreased $1.9 million to $198.0 million at September 30, 2012, compared to $199.9 million at December 31, 2011. The decrease was primarily due to the net loss of $2.1 million. The unallocated shares of common stock that our ESOP owns were reflected as a $12.5 million reduction to stockholders' equity at September 30, 2012.
Operating Results for the Three Months Ended September 30, 2012 and 2011
Net Loss. We had a net loss of $5.2 million for the three months ended September 30, 2012, compared to a net loss of $1.9 million for the three months ended September 30, 2011. Our loss per share of common stock was $0.26 per basic and fully diluted share, respectively, for the three months ended September 30, 2012 compared to $0.10 per basic and fully diluted share for the three-month period ended September 30, 2011.
Net Interest Income. Net interest income was $13.4 million for the three months ended September 30, 2012, a decrease of $2.9 million, or 17.9% from $16.4 million for the same period in 2011. The decrease reflected a $3.5 million decrease in interest income and a $593,000 decrease in interest expense.
The decrease in net interest income was primarily attributable to a lower level of average interest-earning assets. Total average interest-earning assets decreased $94.0 million, or 6.2%, to $1.420 billion for the three months ended September 30, 2012, from $1.514 billion for the same period in 2011. Our net interest rate spread decreased by 50 basis points to 3.69% for the three months ended September 30, 2012, from 4.19% for the same period in 2011. Our net interest margin decreased by 53 basis points to 3.76% for the three months ended September 30, 2012, from 4.29% for the same period in 2011. The decrease in the net interest spread and margin was a result of lower yields on interest earning assets, which was partially offset by a lower cost of funds. The yield on interest earning assets decreased 66 basis points to 4.05% for the three months ended September 30, 2012, from 4.71% for the same period in 2011, and the cost of interest bearing liabilities decreased 16 basis points to 0.36% for the three months ended September 30, 2012, from 0.52% for the same period in 2011.

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

	Three months ended September 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,125,600	$13,978	4.94%	$1,304,805	$17,350	5.28%
Securities	74,260	342	1.83	97,984	566	2.29
Stock in FHLB	9,614	8	0.33	16,346	4	0.10
Other	210,355	140	0.26	94,681	70	0.29
Total interest-earning assets	1,419,829	14,468	4.05	1,513,816	17,990	4.71
Noninterest-earning assets	84,609			137,899
Total assets	$1,504,438			$1,651,715
Interest-bearing Liabilities:
Savings deposits	143,248	37	0.10	$143,289	46	0.13
Money market accounts	346,523	318	0.37	354,150	391	0.44
Interest-bearing NOW accounts	335,346	106	0.13	328,494	115	0.14
Certificates of deposit	316,738	549	0.69	399,435	1,041	1.03
Total deposits	1,141,855	1,010	0.35	1,225,368	1,593	0.52
Borrowings	7,449	26	1.39	10,220	36	1.40
Total interest-bearing liabilities	1,149,304	1,036	0.36	1,235,588	1,629	0.52
Noninterest-bearing deposits	135,352			140,347
Noninterest-bearing liabilities	14,925			23,857
Total liabilities	1,299,581			1,399,792
Equity	204,857			251,923
Total liabilities and equity	$1,504,438			$1,651,715
Net interest income		$13,432			$16,361
Net interest rate spread (2)			3.69%			4.19%
Net interest-earning assets (3)	$270,525			$278,228
Net interest margin (4)			3.76%			4.29%
Ratio of interest-earning assets to interest-bearing liabilities	123.54%			122.52%

(1)	Annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
Based on our evaluation of the above factors, we recorded a $408,000 provision to the general portion of the allowance for loan losses. In Call Report preparation guidance issued in connection with the transition of federal savings banks from OTS to OCC supervision, the OCC announced that the specific valuation allowances that the OTS' accounting guidance historically permitted federal savings banks to maintain for collateral dependent loans should be eliminated. We adopted this methodology in the third quarter 2012 and charged off $10.8 million of specific valuation allowances. This one time charge did not impact earnings or the provision for loan losses for the quarter ended September 30, 2012; however, the $10.8 million of specific valuation allowance charge-offs were included in total charge-offs for the quarter ended September 30, 2012 and reduced our recorded balances for loans, the allowance for loan losses, nonaccrual loans and impaired loans.
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

Past Due Loans
The following table reflects investment and business loans past due less than 90 days at September 30, 2012, excluding purchased impaired loans.

	Loan Balances
	30 - 59 Days Past Due	60 - 89 Days Past Due	Total 30 - 89 Days Past Due
	(Dollars in thousands)
Multi-family mortgage loans	$747	$—	$747
Nonresidential real estate loans	1,526	4,091	5,617
Construction and land loans	1,120	—	1,120
Commercial	2,046	69	2,115
Past due investment and business loans	$5,439	$4,160	$9,599

Matured loans	$3,542	$4,151	$7,693
% of past due investment and business loans matured	65.12%	99.78%	80.14%
At September 30, 2012, our past due multi-family, nonresidential real estate, construction and development and commercial loans totaled $9.6 million. Of the $9.6 million in past due loans, $7.7 million, or 80.1%, were “Pass” rated matured loans that were in the process of renewal. The remaining $1.9 million of the past due loans were subject to informal collection activities intended to bring the loan current.

Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At September 30, 2012, we had one loan totaling $248,000 in this category and we had three loans totaling $350,000 in this category at December 31, 2011.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. ASC 820-10 provides guidance for measuring the fair value of OREO property. Although the fair value of the property normally will be based on an appraisal (or other evaluation), the valuation should be consistent with the price that a market participant will pay to purchase the property at the measurement date. Circumstances may exist that indicate that the appraised value is not an accurate measurement of the property's current fair value. As of September 30, 2012, all of our impaired real estate loan collateral and OREO were valued on an “as–is basis.”
Estimates of the net realizable value of real estate collateral also include a deduction for the expected costs to sell the collateral or such other deductions from the cash flows resulting from the operation and liquidation of the asset as are appropriate. For most real estate collateral subject to the judicial foreclosure process, we apply a 10.0% deduction to the value of the asset to determine the expected costs to sell the asset. This estimate includes one year of real estate taxes, sales commissions and miscellaneous repair and closing costs. If we receive a purchase offer that requires unbudgeted repairs, or if the expected resolution period for the asset exceeds one year, we then include, on a case-by-case basis, the costs of the additional real estate taxes and repairs and any other material holding costs in the expected costs to sell the collateral. For OREO, we apply a 7.0% deduction to determine the expected costs to sell, as expenses for real estate taxes and repairs are expensed when incurred.

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets, excluding purchased impaired loans, at the dates indicated.

	September 30, 2012	June 30, 2012	Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$11,334	$14,214	$(2,880)
Multi-family mortgage	11,501	12,640	(1,139)
Nonresidential real estate	25,541	30,096	(4,555)
Construction and land	3,584	4,005	(421)
Commercial	747	3,533	(2,786)
Commercial leases	68	159	(91)
Consumer	6	13	(7)
Total nonaccrual loans	52,781	64,660	(11,879)
Other real estate owned:
One-to-four family residential	2,420	3,365	(945)
Multi-family mortgage	1,985	2,645	(660)
Nonresidential real estate	4,244	4,496	(252)
Land	1,761	1,665	96
Total other real estate owned	10,410	12,171	(1,761)
Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	63,191	76,831	(13,640)
Purchased impaired loans
One-to-four family residential	2,125	2,297	(172)
Multi-family mortgage	1,528	1,491	37
Nonresidential real estate	2,610	2,661	(51)
Construction and land	1,634	2,324	(690)
Commercial	357	677	(320)
Total nonaccrual loans	8,254	9,450	(1,196)
Purchased other real estate owned:
One-to-four family residential	320	535	(215)
Nonresidential real estate	577	927	(350)
Land	3,687	3,618	69
Total other real estate owned	4,584	5,080	(496)
Purchased impaired loans and other real estate owned	12,838	14,530	(1,692)
Total nonperforming assets	$76,029	$91,361	$(15,332)
Ratios:
Nonperforming loans to total loans	5.55%	6.45%
Nonperforming loans to total loans (1)	4.80	5.63
Nonperforming assets to total assets	5.07	6.00
Nonperforming assets to total assets(1)	4.21	5.05

(1)	These asset quality ratios exclude purchased impaired loans and purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

Loans on Nonaccrual Status
Non-accrual loans decreased to $52.8 million at September 30, 2012, from $64.7 million at June 30, 2012. The decrease was due in part to the elimination of $10.8 million in specific valuation allowances pursuant to OCC guidance.
Material activity related to significant non-performing assets previously disclosed was as follows:

•
We have a $6.1 million total credit exposure consisting of seven loans that are secured by industrial/flex suburban Chicago commercial real estate owned by a family-owned entity. Five of these loans were non-performing at September 30, 2012. During the third quarter of 2012, we reached an agreement with the borrowers to renew certain of these loans and to extend the maturity dates of the remaining loans at market rates and terms, with enhanced cross-collateralization arrangements and the ownership's providing supplementary cash resources and ongoing cash payment support as needed. The agreement was consummated early in the fourth quarter of 2012. Following a period of sustained performance, we believe that the five non-performing loans will return to accrual status in 2013 and that the basis of their adverse classification will have been fully resolved.

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

	Balance at June 30, 2012	Additions	Write- downs and receipts	Sale	Balance at September 30, 2012
	(Dollars in thousands)
One-to-four family residential	$3,365	$360	$(434)	$(871)	$2,420
Multi-family mortgage	2,645	470	(912)	(218)	1,985
Nonresidential real estate	4,496	856	(970)	(138)	4,244
Land	1,665	97	(1)	—	1,761
	12,171	1,783	(2,317)	(1,227)	10,410
Acquired other real estate owned:
One-to-four family residential	535	—	(35)	(180)	320
Nonresidential real estate	927	—	—	(350)	577
Land	3,618	686	—	(617)	3,687
	5,080	686	(35)	(1,147)	4,584
Total other real estate owned	$17,251	$2,469	$(2,352)	$(2,374)	$14,994
We closed sales of OREO in the amount of $2.4 million of net book value in the third quarter of 2012, compared to OREO sales in the amount of $3.1 million of net book value in the third quarter of 2011.
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

The following table summarizes noninterest income for three-month periods ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012	2011	Change
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$548	$699	$(151)
Other fee income	374	381	(7)
Insurance commissions and annuities income	125	146	(21)
Gain on sale of loans, net	210	83	127
Loss on disposition of premises and equipment, net	(7)	1	(8)
Loan servicing fees	124	138	(14)
Amortization of servicing assets	(61)	(73)	12
Recovery (impairment) of servicing assets	6	(32)	38
Earnings on bank owned life insurance	109	165	(56)
Trust income	171	199	(28)
Other	232	156	76
Total noninterest income	$1,831	$1,863	$(32)
Noninterest Income. Noninterest income decreased $32,000, or 1.7%, to $1.8 million for the three months ended September 30, 2012, from $1.9 million for the same period in 2011. Deposit service charges and fees decreased $151,000, or 21.6%, to $548,000 for the three months ended September 30, 2012, from $699,000 for the same period in 2011. Income from insurance and annuity commissions decreased $21,000, or 14.4%, to $125,000 for the three months ended September 30, 2012, from $146,000 for the same period in 2011. Gains on sales of loans increased by $127,000 to $210,000 for the three months ended September 30, 2012, from $83,000 for the same period in 2011. In the third quarter 2012, we recorded a recovery of $6,000 on mortgage servicing rights, compared to pre-tax provision of $32,000 for the same period in 2011. Earnings on bank-owned life insurance were $109,000 for the three months ended September 30, 2012, compared to $165,000 for the same period in 2011.
The following table summarizes noninterest expense for the three-month periods ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012	2011	Change
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$6,333	$6,229	$104
Office occupancy and equipment	1,627	1,845	(218)
Advertising and public relations	136	333	(197)
Information technology	1,127	1,085	42
Supplies, telephone, and postage	416	450	(34)
Amortization of intangibles	156	470	(314)
Nonperforming asset management	1,728	1,267	461
Loss (gain) on sale of other real estate owned	(42)	16	(58)
Operations of other real estate owned	432	563	(131)
Write down of other real estate owned	2,352	1,009	1,343
FDIC insurance premiums	642	354	288
Other	1,125	1,016	109
Total noninterest expense	$16,032	$14,637	$1,395
Noninterest Expense. Noninterest expense increased $1.4 million to $16.0 million for the three months ended September 30, 2012, from $14.6 million for the three months ended September 30, 2011, due in substantial part to increased nonperforming asset management expenses and increased write downs of OREO. Net expense from nonperforming asset management increased to $1.7 million for the three months ended September 30, 2012, from $1.3 million for the same period in 2011. These expenses include legal expenses of $942,000, compared to $242,000 for the same period in 2011, and real estate tax expenses of $611,000, compared to $132,000 for the same period in 2011. Write downs on OREO for the three months ended September 30, 2012 were $2.4 million, compared to $1.0 million for the same period in 2011.

Net expense from operations of OREO was $432,000 for the three months ended September 30, 2012, compared to $563,000 for the same period in 2011. Net expense from operations of OREO for the three months ended September 30, 2012 included legal, insurance, real estate tax and receiver expenses of $279,000, compared to $346,000 for the same period in 2011. Maintenance and repair expense for OREO was $67,000 for the three months ended September 30, 2012, compared to $64,000 for the same period 2011. We recorded gains on sales of OREO of $42,000 for the three months ended September 30, 2012, compared to a loss of $16,000 for the same period in 2011.
Income Tax Benefit. We recorded no income tax expense or benefit for the three months ended September 30, 2012, compared to an income tax benefit of $1.9 million for the three months ended September 30, 2011. The effective tax rate for the three months ended September 30, 2011 was 50.1%.

Operating Results for the Nine Months Ended September 30, 2012 and 2011
Net Loss. We had net loss of $2.1 million for the nine months ended September 30, 2012, compared to a net loss of $1.7 million for the nine months ended September 30, 2011. Our loss per share of common stock was $0.11 per basic and fully diluted share, respectively, for the nine months ended September 30, 2012 compared to $0.08 per basic and fully diluted share for the nine month period ended September 30, 2011.
Net Interest Income. Net interest income was $43.5 million for the nine months ended September 30, 2012, a decrease of $3.3 million, or 7.0% from $46.8 million for the same period in 2011. The decrease reflected a $5.4 million decrease in interest income and a $2.1 million decrease in interest expense.
The decrease in net interest income was primarily attributable to a lower level of average interest-earning assets. Total average interest-earning assets decreased $62.3 million, or 4.2%, to $1.438 billion for the nine months ended September 30, 2012, from $1.500 billion for the same period in 2011. Our net interest rate spread decreased by nine basis points to 3.97% for the nine months ended September 30, 2012, from 4.06% for the same period in 2011. Our net interest margin decreased 13 basis points to 4.04% for the nine months ended September 30, 2012, from 4.17% for the same period in 2011. The decrease in the net interest spread and margin was a result of lower yields on interest earning assets, offset by lower cost of funds. The yield on interest earning assets decreased 30 basis points to 4.36% for the nine months ended September 30, 2012, from 4.66% for the same period in 2011, and the cost of interest bearing liabilities decreased 21 basis points to 0.39% for the nine months ended September 30, 2012, from 0.60% for the same period in 2011.

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

	For the nine months ended September 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,181,807	$45,402	5.13%	$1,253,801	$49,915	5.32%
Securities	79,877	1,171	1.96	109,746	2,156	2.63
Stock in FHLB	11,392	21	0.25	16,208	12	0.10
Other	164,830	332	0.27	120,497	255	0.28
Total interest-earning assets	1,437,906	46,926	4.36	1,500,252	52,338	4.66
Noninterest-earning assets	85,848			124,122
Total assets	$1,523,754			$1,624,374
Interest-bearing Liabilities:
Savings deposits	$145,057	111	0.10	$131,953	174	0.18
Money market accounts	345,097	943	0.37	350,471	1,249	0.48
Interest-bearing NOW accounts	333,382	308	0.12	320,572	413	0.17
Certificates of deposit	335,155	1,946	0.78	406,633	3,506	1.15
Total deposits	1,158,691	3,308	0.38	1,209,629	5,342	0.59
Borrowings	8,790	80	1.22	13,853	193	1.86
Total interest-bearing liabilities	1,167,481	3,388	0.39	1,223,482	5,535	0.60
Noninterest-bearing deposits	134,184			129,993
Noninterest-bearing liabilities	17,915			20,584
Total liabilities	1,319,580			1,374,059
Equity	204,174			250,315
Total liabilities and equity	$1,523,754			$1,624,374
Net interest income		$43,538			$46,803
Net interest rate spread (2)			3.97%			4.06%
Net interest-earning assets (3)	$270,425			$276,770
Net interest margin (4)			4.04%			4.17%
Ratio of interest-earning assets to interest-bearing liabilities	123.16%			122.62%

(1)	Annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $7.2 million for the nine months ended September 30, 2012, compared to a provision for loan losses of $13.0 million for the nine months ended September 30, 2011. We also recorded a $155,000 provision to the general portion of the allowance for loan losses. In Call Report preparation guidance issued in connection with the transition of federal savings banks from OTS to OCC supervision, the OCC announced that the specific valuation allowances that the OTS' accounting guidance historically permitted federal savings banks to maintain for collateral dependent loans should be eliminated. We adopted this methodology in the third quarter 2012 and charged off $10.8 million of specific valuation allowances. This one time charge did not impact earnings or the provision for loan losses for the nine months ended September 30, 2012; however, the $10.8 million of specific valuation allowance charge-offs were included in total charge-offs for the nine months ended September 30, 2012 and reduced our recorded balances for loans, the allowance for loan losses, nonaccrual loans and impaired loans.
Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets at the dates indicated.

	September 30, 2012	December 31, 2011	Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$11,334	$10,709	$625
Multi-family mortgage	11,501	14,983	(3,482)
Nonresidential real estate	25,541	30,396	(4,855)
Construction and land	3,584	3,263	321
Commercial	747	2,940	(2,193)
Commercial leases	68	22	46
Consumer	6	3	3
Total nonaccrual loans	52,781	62,316	(9,535)
Other real estate owned:
One-to-four family residential	2,420	5,328	(2,908)
Multi-family mortgage	1,985	3,655	(1,670)
Nonresidential real estate	4,244	4,905	(661)
Land	1,761	2,237	(476)
Total other real estate owned	10,410	16,125	(5,715)
Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	63,191	78,441	(15,250)
Purchased impaired loans
One-to-four family residential	2,125	3,941	(1,816)
Multi-family mortgage	1,528	1,418	110
Nonresidential real estate	2,610	3,375	(765)
Construction and land	1,634	4,788	(3,154)
Commercial	357	1,078	(721)
Total nonaccrual loans	8,254	14,600	(6,346)
Purchased other real estate owned:
One-to-four family residential	320	327	(7)
Nonresidential real estate	577	2,546	(1,969)
Land	3,687	3,482	205
Total other real estate owned	4,584	6,355	(1,771)
Purchased impaired loans and other real estate owned	12,838	20,955	(8,117)
Total nonperforming assets	$76,029	$99,396	$(23,367)
Ratios:
Nonperforming loans to total loans	5.55%	6.11%
Nonperforming loans to total loans (1)	4.80	4.95
Nonperforming assets to total assets	5.07	6.36
Nonperforming assets to total assets(1)	4.21	5.02

(1)	These asset quality ratios exclude purchased impaired loans and purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

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

	Balance at December 31, 2011	Additions	Write- downs and receipts	Sale	Balance at September 30, 2012
	(Dollars in thousands)
One-to-four family residential	$5,328	$748	$(653)	$(3,003)	$2,420
Multi-family mortgage	3,655	583	(1,200)	(1,053)	1,985
Nonresidential real estate	4,905	1,945	(1,542)	(1,064)	4,244
Land	2,237	97	(48)	(525)	1,761
	16,125	3,373	(3,443)	(5,645)	10,410
Acquired other real estate owned:
One-to-four family residential	327	1,299	(70)	(1,236)	320
Nonresidential real estate	2,546	—	(294)	(1,675)	577
Land	3,482	1,563	(168)	(1,190)	3,687
	6,355	2,862	(532)	(4,101)	4,584
Total other real estate owned	$22,480	$6,235	$(3,975)	$(9,746)	$14,994
We closed sales of OREO in the amount of $9.7 million of net book value in the nine months of 2012, compared to sales in the amount of $5.3 million in the first nine months of 2011.
The following table summarizes noninterest income for nine month periods ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011	Change
	(Dollars in thousands)
Noninterest income:
Deposit service charges and fees	$1,626	$2,004	$(378)
Other fee income	1,142	1,176	(34)
Insurance commissions and annuities income	359	470	(111)
Gain on sale of loans, net	595	141	454
Loss on disposition of premises and equipment, net	(164)	(19)	(145)
Loan servicing fees	371	407	(36)
Amortization of servicing assets	(197)	(178)	(19)
Impairment of servicing assets	(38)	(32)	(6)
Earnings on bank owned life insurance	355	485	(130)
Trust income	545	491	54
Other	487	368	119
Total noninterest income	$5,081	$5,313	$(232)

Noninterest Income. Noninterest income decreased $232,000, or 4.4%, to $5.1 million for the nine months ended September 30, 2012, from $5.3 million for the same period in 2011. Income from insurance and annuity commissions decreased $111,000, or 23.6%, to $359,000 for the nine months ended September 30, 2012, from $470,000 for the same period in 2011. Gains on sales of loans increased by $454,000 to $595,000 for the nine months ended September 30, 2012, from $141,000 for the same period in 2011. In the nine months ended September 30, 2012 we recorded a pre-tax provision of $38,000 on our mortgage servicing rights portfolio, compared to $32,000 for the same period in 2011. Earnings on bank-owned life insurance were $355,000 for the nine months ended September 30, 2012, compared to $485,000 for the same period in 2011. Trust department income was $545,000 for the nine months ended September 30, 2012, compared to $491,000 for the same period in 2011.

The following table summarizes noninterest expense for the nine month periods ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011	Change
	(Dollars in thousands)
Noninterest Expense:
Compensation and benefits	$19,453	$19,949	$(496)
Office occupancy and equipment	5,125	5,449	(324)
Advertising and public relations	447	830	(383)
Information technology	3,534	3,124	410
Supplies, telephone and postage	1,254	1,264	(10)
Amortization of intangibles	476	1,322	(846)
Nonperforming asset management	4,085	3,001	1,084
Loss (gain) on sale of other real estate owned	(126)	(98)	(28)
Operations of other real estate owned	1,334	1,506	(172)
Write down of other real estate owned	3,777	1,488	2,289
FDIC insurance premiums	1,299	1,107	192
Acquisition expenses	—	1,761	(1,761)
Other	2,854	2,812	42
Total noninterest expense	$43,512	$43,515	$(3)

Noninterest Expense. Noninterest expense was $43.5 million for the nine months ended September 30, 2012 and 2011. The results for the nine months ended September 30, 2011 included $1.7 million of expenses relating to the acquisition of Downers Grove National Bank. Net expense from nonperforming asset management increased to $4.1 million for the nine months ended September 30, 2012, from $3.0 million for the same period in 2011. Net expense from nonperforming asset management for the nine months ended September 30, 2012 included legal expenses of $1.9 million for the nine months ended September 30, 2012, compared to $593,000 for the same period in 2011, and real estate tax expenses of $1.5 million for the nine months ended September 30, 2012, compared to $965,000 for the same period in 2011.
We recorded net gains from sales of OREO in the amount of $126,000 for the nine months ended September 30, 2012, compared to $98,000 for the same period in 2011. Net expense from operations of OREO was $1.3 million for the nine months ended September 30, 2012, compared to $1.5 million for the same period in 2011. Net expense from operations of OREO for the nine months ended September 30, 2012 included legal, insurance, real estate tax and receiver expenses of $919,000, compared to $1.4 million for the same period in 2011. Maintenance and repair expense for OREO was $212,000 for the nine months ended September 30, 2012, compared to $146,000 for the same period 2011. Write-downs on OREO for the nine months ended September 30, 2012 were $3.8 million in write-downs, compared to $1.5 million for the same period in 2011.
Income Tax Expense (Benefit). We recorded no income tax expense or benefit for the nine months ended September 30, 2012, compared to an income tax benefit of $2.7 million for the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2011 was 62.4% due to the impact of permanent book versus tax differences in relation to pre-tax income. As a result of the Illinois corporate income tax rate increase, we recorded an additional tax benefit of $227,000 for the nine months ended September 30, 2011 related to the write-up of state deferred tax assets.

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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, and proceeds from borrowings are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. The Bank is a member of the FHLBC, which provides an additional source of short-term and long-term funding. The outstanding borrowing from the FHLBC was $3.0 million at September 30, 2012, at an interest rate of 2.99%; this borrowing will mature in less than one year. The outstanding FHLBC borrowing was $3.0 million at December 31, 2011.
The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company currently is $11.0 million in cash and cash equivalents as of September 30, 2012 and cash dividends from our subsidiary, the Bank.
As a result of the regulatory restructuring occasioned by the Dodd-Frank Act, the Company is now subject to Federal Reserve Board Supervisory Letter SR 09-4, which provides that a holding company should, among other things, inform the Federal Reserve Bank prior to declaring a dividend if its net income for the current quarter is not sufficient to fully fund the dividend, and inform the Federal Reserve Bank and consider eliminating, deferring or significantly reducing its dividends if its net income for the current quarter is not sufficient to fully fund the dividends, or if its net income for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends. The Company declared and paid cash dividends of $633,000, or $0.03 per share, to our stockholders during the first nine months of 2012. The Company will continue to consult with, and seek the prior approval of, the Federal Reserve Bank prior to declaring any dividends.
As of September 30, 2012, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2012, we had no other material commitments for capital expenditures.
Capital Resources. Total stockholders' equity decreased $1.9 million to $198.0 million at September 30, 2012, compared to $199.9 million at December 31, 2011. The decrease was primarily due to the net loss of $2.1 million. The unallocated shares of common stock that our ESOP owns were reflected as a $12.5 million reduction to stockholders' equity at September 30, 2012.
Our Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. The authorization permits shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization may be utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. The repurchase authorization will expire on November 15, 2012, unless extended by the Board of Directors. As of September 30, 2012, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that have been authorized for repurchase. No shares were repurchased during the nine months ended September 30, 2012. Federal Reserve Board Supervisory Letter SR 09-4 provides that holding companies experiencing financial weaknesses such as operating losses should consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock. The Company has no plans to conduct stock repurchases in the immediate future, and will not conduct further stock repurchase without first consulting with and obtaining the prior approval of the Federal Reserve Bank.
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
The Company and the Bank have adopted Capital Plans that requires the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. The minimum capital ratios set forth in the Capital Plans will be increased and other minimum capital requirements will be established if and as necessary to comply with the Basel III requirements as such requirements become applicable to the Company and the Bank. In accordance with the Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank’s total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose.

At September 30, 2012 and December 31, 2011, the Bank’s actual regulatory capital ratios, the minimum capital ratios required to be considered well-capitalized in the Prompt Corrective Action rules and the minimum capital ratios established under the Bank’s Capital Plans were:

	Actual Ratio	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions	Minimum Capital Ratios Established under Capital Plans
September 30, 2012
Total capital (to risk-weighted assets)	16.96%	8.00%	12.00%
Tier 1 (core) capital (to risk-weighted assets)	15.70%	4.00%	8.00%
Tier 1 (core) capital (to adjusted total assets)	11.13%	4.00%	8.00%
December 31, 2011
Total capital (to risk-weighted assets)	14.72%	8.00%	12.00%
Tier 1 (core) capital (to risk-weighted assets)	13.45%	4.00%	8.00%
Tier 1 (core) capital (to adjusted total assets)	10.48%	4.00%	8.00%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Quantitative Analysis. The following table sets forth, as of September 30, 2012, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the US Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points)	Estimated Increase in NPV		Decrease in Estimated Net Interest Income
	Amount	Percent	Amount	Percent
	(dollars in thousands)		(dollars in thousands)
+400	$6,560	3.84%	$(1,143)	(2.30)%
+300	6,182	3.62	(650)	(1.31)
+200	4,969	2.91	(322)	(0.65)
+100	3,203	1.88	(153)	(0.31)
0	—	—	—	—
The Company has opted not to include an estimate for a decrease in rates at September 30, 2012 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at September 30, 2012, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 2.91% increase in NPV and a $322,000 decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended September 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s Board of Directors has authorized the repurchase of up to 5,047,423 shares of our common stock. In accordance with this authorization, the Company had repurchased 4,239,134 shares of its common stock as of September 30, 2012. The Company did not conduct any repurchases during the third quarter of 2012. The current share repurchase authorization will expire on November 15, 2012, unless extended.

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

BANKFINANCIAL CORPORATION
(Registrant)

Date:	November 7, 2012

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

101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.