Form 10-K
period 2012-12-31
BankFinancial CORP
filed 2013-03-11
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (800) 894-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.01 per share	NASDAQ Global Select Stock Market
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
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2012, determined using a per share closing price on that date of $7.53, as quoted on The Nasdaq Stock Market, was $149.6 million.
At March 8, 2013, there were 21,072,966 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

BANKFINANCIAL CORPORATION
Form 10-K Annual Report

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
Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) the failure of the real estate market to recover or further declines in real estate values that adversely impact the value of our loan collateral and other real estate owned ("OREO"), asset dispositions and the level of borrower equity in their investments; (ii) the persistence or worsening of adverse economic conditions in general and in the Chicago metropolitan area in particular, including high or increasing unemployment levels, that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (iii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (iv) interest rate movements and their impact on customer behavior and our net interest margin; (v) less than anticipated loan growth due to a lack of demand for specific loan products, competitive pressures or a dearth of borrowers who meet our underwriting standards; (vi) changes, disruptions or illiquidity in national or global financial markets; (vii) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (viii) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board; (ix) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors’ pricing initiatives on our deposit products; (x) the impact of new legislation or regulatory changes, including the Dodd-Frank Act, on our products, services, operations and operating expenses; (xi) higher federal deposit insurance premiums; (xii) higher than expected overhead, infrastructure and compliance costs; (xiii) changes in accounting principles, policies or guidelines; and (xiv) and our failure to achieve expected synergies and cost savings from acquisitions.
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

BankFinancial, F.S.B.
The Bank is a full-service, community-oriented federal savings bank principally engaged in the business of commercial, family and personal banking, and it offers our customers a broad range of loan, deposit, and other financial products and services through 20 full-service Illinois based banking offices located in Cook, DuPage, Lake and Will Counties, and through our Internet Branch, www.bankfinancial.com.
The Bank’s primary business is making loans and accepting deposits. The Bank also offers our customers a variety of financial products and services that are related or ancillary to loans and deposits, including cash management, funds transfers, bill payment and other online banking transactions, automated teller machines, safe deposit boxes, trust services, wealth management, and general insurance agency services.
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
Lending Activities
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which represented 78.9% of our total loan portfolio of $1.030 billion at December 31, 2012. At December 31, 2012, $352.0 million, or 33.6%, of our total loan portfolio consisted of multi-family mortgage loans; $264.7 million, or 25.3%, of our total loan portfolio consisted of nonresidential real estate loans; $61.4 million, or 5.9%, of our total loan portfolio consisted of commercial loans; $139.8 million, or 13.3%, of our total loan portfolio consisted of commercial leases; and $8.6 million or 0.8%, of our total loan portfolio consisted of construction and land loans. $218.6 million, or 20.9%, of our total loan portfolio consisted of one-to-four family residential mortgage loans (of which $58.3 million, or 5.6% were loans to investors in non-owner occupied single-family homes), including home equity loans and lines of credit.
Deposit Activities
Our deposit accounts consist principally of savings accounts, NOW accounts, checking accounts, money market accounts, certificates of deposit, and IRAs and other retirement accounts. We provide commercial checking accounts and related services such as cash management. We also provide low-cost checking account services. We rely on our favorable locations, customer service, competitive pricing, our Internet Branch and related deposit services such as cash management to attract and retain deposit accounts.
At December 31, 2012, our deposits totaled $1.282 billion. Interest-bearing deposits totaled $1.148 billion and noninterest-bearing demand deposits totaled $134.6 million, which included $5.8 million in internal checking accounts such as bank cashier’s checks and money orders. Savings, money market and NOW account deposits totaled $842.5 million, and certificates of deposit totaled $305.3 million, of which $212.9 million had maturities of one year or less.
Related Products and Services
The Bank’s Wealth Management Group provides investment, financial planning and other wealth management services to our customers through arrangements with a third-party broker-dealer. The Bank also provides trust and financial planning services through the Trust Department that we acquired in the Downers Grove National Bank transaction. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc. (“Financial Assurance”), sells property and casualty insurance and other insurance products on an agency basis. During the year ended December 31, 2012, Financial Assurance reported net income of $69,000. At December 31, 2012, Financial Assurance had three full-time employees. The Bank’s other wholly-owned subsidiary, BF Asset Recovery Corporation, is in the business of holding title to and selling certain Bank-owned real estate acquired through collection action, and reported a loss of $5.3 million for the year ended December 31, 2012.
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
Competition
We face significant competition in originating loans and attracting deposits. The Chicago Metropolitan Area and some other areas in which we operate have a high concentration of financial institutions, many of which are significantly larger institutions that have greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans and leases comes principally from commercial banks, savings banks, mortgage banking companies, the U.S. Government, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.
We seek to meet this competition by emphasizing personalized service and efficient decision-making tailored to individual needs. In addition, we reward long-standing relationships with preferred rates and terms on deposit products based on existing and prospective lending business. We do not rely on any individual, group or entity for a material portion of our loans or our deposits.
Employees
At December 31, 2012, we had 332 full-time employees and 34 part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.
Supervision and Regulation
General
As a federally chartered savings bank, the Bank is regulated and supervised primarily by the Office of the Comptroller of the Currency (“OCC”). The Bank is also subject to regulation by the FDIC in more limited circumstances because the Bank’s deposits are insured by the FDIC. This regulatory and supervisory structure establishes a comprehensive framework of activities in which a financial institution may engage, and is intended primarily for the protection of the FDIC’s deposit insurance fund, depositors and the banking system. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The OCC examines the Bank and prepares reports for the consideration of its Board of Directors on any identified deficiencies. After completing an examination, the OCC issues a report of examination and assigns a rating (known as an institution’s CAMELS rating). Under federal law and regulations, an institution may not disclose the contents of its reports of examination or its CAMELS ratings to the public.
The Bank is a member of, and owns stock in, the Federal Home Loan Bank of Chicago (“FHLBC”), which is one of the 12 regional banks in the Federal Home Loan Bank System. The Bank also is regulated by the Board of Governors of the Federal Reserve System (“FRB”) with regard to reserves it must maintain against deposits, dividends and other matters. The Bank’s relationship with its depositors and borrowers also is regulated in some respects by both federal and state laws, especially in matters concerning the ownership of deposit accounts, and the form and content of the Bank’s consumer loan documents.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which was signed by the President on July 21, 2010, provided for the transfer of the authority for regulating and supervising federal savings banks from the Office of Thrift Supervision (“OTS”), the Bank’s previous regulator, to the OCC. The Dodd-Frank Act also provided for the transfer of authority for regulating and supervising savings and loan holding companies and their non-depository subsidiaries from the OTS to the FRB. The transfers occurred on July 21, 2011. The Dodd-Frank Act also created a new federal agency, the Consumer Financial Protection Bureau (“CFPB”), as an independent bureau within the FRB system, to conduct rule-making, supervision, and enforcement of federal consumer financial protection and fair lending laws and regulations. The CFPB has examination and primary enforcement authority in connection with these laws and regulations for depository institutions with total assets of more than $10 billion. Depository institutions with $10 billion or less in total assets, such as the Bank, continue to be examined for compliance with these laws and regulations by their primary federal regulators, and remain subject to their enforcement authority.
The Dodd-Frank Act also broadened the base for FDIC assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor and provided non-interest bearing transaction accounts with unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation directed the FRB to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act also provided for originators of certain securitized loans to retain a percentage of the risk for transferred credits, directed the FRB to regulate pricing of certain debit card interchange fees, repealed restrictions on paying interest on checking accounts and contained a number of reforms related to mortgage origination.
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
Federal Banking Regulation
Business Activities. As a federal savings bank, the Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations, pronouncements or guidance of the OCC. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business and consumer loans, certain types of securities and certain other loans and assets. Specifically, the Bank may originate, invest in, sell, or purchase unlimited loans on the security of residential real estate, while loans on nonresidential real estate generally may not, on a combined basis, exceed 400% of the Bank’s total capital. In addition, secured and unsecured commercial loans and certain types of commercial personal property leases may not exceed 20% of the Bank’s assets; however, amounts in excess of 10% of assets may only be used for small business loans. Further, the Bank may generally invest up to 35% of its assets in consumer loans, corporate debt securities and commercial paper on a combined basis, and up to the greater of its capital or 5% of its assets in unsecured construction loans. The Bank may invest up to 10% of its assets in tangible personal property, for rental or sale. Certain leases on tangible personal property are not aggregated with commercial or consumer loans for the purposes of determining compliance with the limitations set forth for those investment categories. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank directly, including real estate investment and insurance agency activities. A violation of the lending and investment limitations may be subject to the same enforcement mechanisms of the primary federal regulator as other violations of a law or regulation.
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
The risk-based capital standard for federal savings banks requires the maintenance of Tier 1, or core capital, and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulations based on the risks inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term preferred stock, mandatory convertible securities, subordinated debt and intermediate-term preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank.
At December 31, 2012, the Bank’s capital exceeded all applicable regulatory requirements and was well capitalized.
Proposed Capital Regulations The federal banking agencies have proposed regulations that would substantially amend the capital regulations currently applicable to us. The proposed regulations would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. As published, the proposed regulations contemplated a general effective date of January 1, 2013, and, for certain provisions, various phase-in periods and later effective dates. However, the federal banking agencies have announced that the proposed regulations will not be effective on January 1, 2013. The agencies have not adopted final rules or published any modifications to the proposed regulations. The proposed regulations as published are summarized below. It is not possible to predict when or in what form final regulations may be adopted.
The proposed regulations include new minimum capital ratios, to be phased in until fully effective on January 1, 2015, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital ratios would be: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed regulations would also establish a “capital conservation buffer” requirement of 2.5% above each of the new regulatory minimum capital ratios to be phased in starting on January 1, 2016 and fully effective on January 1, 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if any of its capital levels fell below the buffer amount.
The proposed regulations also implement other revisions to the current capital rules, such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.
The federal banking agencies also proposed revisions, effective January 1, 2015, to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels show signs of weakness. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 5% (unchanged from the current rules).
The proposed regulations set forth certain changes for the calculation of risk-weighted assets, effective January 1, 2015. In particular, the proposed regulations would establish risk-weighting categories generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures. Specifics include, among others:

•
For residential mortgage exposures, changing the current 50% risk weight for high-quality seasoned mortgages and 100% risk-weight for all other mortgages to risk weights between 35% and 200% depending upon the LTV ratio and other factors (but VA and FHA guaranteed loans would have 0% risk weight).

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•	Certain increased capital requirements for counterparty credit risk relating to over-the-counter derivatives, repos and securities financing transactions.
The Company and the Bank have adopted Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. The minimum capital ratios set forth in the Capital Plans will be increased and other minimum capital requirements will be established if and as necessary to comply with the Basel III requirements as such requirements become applicable to the Company and the Bank. In accordance with the Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose.
Loans-to-One-Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2012, the Bank was in compliance with the loans-to-one-borrower limitations.
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
“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. At December 31, 2012, the Bank satisfied the QTL test. A federal savings bank that fails the QTL test must operate under specified restrictions, including limits on growth, branching, new investment and dividends. As a result of the Dodd-Frank Act, noncompliance with the QTL test is subject to regulatory enforcement action as a violation of law.
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
Even if an application is not otherwise required, every federal savings bank that is a subsidiary of a holding company must still file a notice with the FRB at least 30 days before the board of directors declares a dividend or approves a capital distribution. At December 31, 2012, the Bank would be required to file an application for approval of a capital distribution to the Company.
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
Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act (“CRA”) and related federal regulations to help meet the credit needs of their communities, including low- and moderate- income neighborhoods. In connection with its examination of a federal savings bank, the OCC is required to evaluate and rate the federal savings bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices based on the characteristics specified in those statutes. A federal savings bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. The Bank’s CRA performance has been rated as “Outstanding,” the highest possible rating, in the CRA Performance Evaluations of the Bank that have been conducted since 1999.
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
Generally, the banking regulator is required to appoint a receiver or conservator for a federal savings bank that is “critically undercapitalized.” The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” A parent holding company for the institution involved must guarantee performance under the capital restoration plan up to the lesser of the institution’s capital deficiency when deemed undercapitalized or 5% of the institution’s assets. In addition, numerous mandatory supervisory actions become immediately applicable to the federal savings bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings banks, including the issuance of a capital directive and individual minimum capital requirements and the replacement of senior executive officers and directors.
The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective action categories accordingly.

At December 31, 2012, the Bank met the criteria for being considered “well-capitalized” as defined in the prompt corrective action regulations.
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
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBC, the Bank is required to acquire and hold shares of capital stock in the FHLBC in specified amounts. As of December 31, 2012, the Bank was in compliance with this requirement.
The USA PATRIOT Act and the Bank Secrecy Act
The USA PATRIOT Act and the Bank Secrecy Act require financial institutions to develop programs to detect and report money-laundering and terrorist activities, as well as suspicious activities. The USA PATRIOT Act also gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The federal banking agencies are required to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. In addition, non-compliance with these laws and regulations could result in fines, penalties and other enforcement measures. We have developed policies, procedures and systems designed to comply with these laws and regulations.

Federal Reserve System
The FRB’s regulations require federal savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2012, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the federal regulation.
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
The Company's activities are limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act specifies that a savings and loan holding company may only engage in financial holding company activities if it meets the qualitative criteria necessary for a bank holding company to engage in such activities. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c) (8) of the Bank Holding Company Act, subject to the prior approval of the FRB, and certain additional activities authorized by FRB regulations.
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
Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. Instruments such as cumulative preferred stock and trust-preferred securities, which are currently includable within Tier 1 capital by bank holding company within certain limits, will no longer be includable as Tier 1 capital. However, instruments issued by May 19, 2010 will be grandfathered for holding companies with assets of $15 billion or less. There is a five-year transition period from the July 21, 2010 effective date of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies. As noted above, the recently proposed capital rules would implement the consolidated capital requirements for savings and loan holding companies. However, notwithstanding the Dodd-Frank statutory language, the proposed rules did not incorporate the referenced grandfather for instruments issued before May 19, 2010 or the transition period, and it is uncertain whether any final rule will do so.
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
Change in Control Regulations
Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as the Company unless the FRB has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquiror and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Exchange Act.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Exchange Act.
The Sarbanes-Oxley Act includes specific additional disclosure requirements, requires the SEC and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC.
Federal Securities Laws
The Company’s common stock is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.
ITEM 1A.    RISK FACTORS
An investment in our securities is subject to risks inherent in our business and the industry in which we operate. Before making an investment decision, you should carefully consider the risks and uncertainties described below and all other information included in this report. The risks described below may adversely affect our business, financial condition and operating results. In addition to these risks and the other risks and uncertainties described in Item 1, “Business-Forward Looking Statements,” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” there may be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. The value or market price of our securities could decline due to any of these identified or other risks. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Since our business is concentrated in the Chicago Metropolitan Area, local economic, market and competitive conditions can adversely affect our business
Although we make certain types of loans and leases to borrowers located in other states, our lending and deposit gathering activities are concentrated primarily in the Chicago Metropolitan Area. Our success can be affected by the general economic conditions of this area and surrounding areas. In addition, many of the loans in our loan portfolio are secured by real estate located in the Chicago Metropolitan Area. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower's ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by many other factors beyond our control, including real estate supply and demand, the impact of mortgage foreclosures and short sales, changes in general or regional economic conditions and unemployment rates, interest rates, governmental rules or policies and natural disasters. The value of real estate located in many segments of the Chicago Metropolitan Area has been and continues to be adversely impacted by many of these factors, and this has had, and may continue to have, a negative impact on our loan growth, our ability to collect certain loans according to their terms and market other real estate loans at appraised values, and our results of operations.
The commercial, multi-family and residential real estate markets in the Chicago area continue to experience a variety of difficulties, including an oversupply of properties in some market segments due to economic conditions, high unemployment rates and a high level of foreclosed properties and properties in the process of foreclosure. These adverse conditions have had a variety of adverse consequences for both lenders and borrowers, including a reduction in the value of real estate collateral and OREO, an increase in loan to value ratios, higher vacancy rates and lower rents, a reduction of the borrowing capacity of real estate borrowers and an increase in strategic defaults resulting from the reduction or elimination of the equity that borrowers once had in their real estate investments.
We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, our competitive strategies have focused on attracting deposits in our local markets, and growing our loan and lease portfolio by emphasizing specific loan products in which we have significant experience and expertise, identifying and targeting markets in which we believe we can effectively compete with larger institutions and other competitors, and offering highly competitive pricing to commercial borrowers with low risk profiles. We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies, real estate conduits, mortgage brokers and specialized finance companies. Many of our competitors offer products and services that we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and because of their larger capital bases, their underwriting practices for smaller loans may be subject to less regulatory scrutiny than they would be for smaller banks. Newer competitors may be more aggressive in pricing loans and deposits in order to increase their market share. Some of the financial institutions and financial services organizations with which we compete are not subject to the extensive regulations imposed on federal savings banks and their holding companies. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various financial services.
Repayment of our commercial and commercial real estate loans typically depends on the cash flows of the borrower. If a borrower's cash flows weaken or become uncertain, the loan may need to be classified and the collateral securing the loan may decline in value
We underwrite our commercial and commercial real estate loans primarily based on the historical and expected cash flow of the borrower. Although we consider collateral in the underwriting process, it is a secondary consideration that generally relates to the risk of loss in the event of a borrower default. We have also adopted the OCC's published guidance for assigning risk-ratings to loans, and it emphasizes the strength of the borrower's cash flow. Specifically, the OCC's loan risk-rating guidance provides that the primary consideration in assigning risk-ratings to commercial and commercial real estate loans is the strength of the primary source of repayment, which is defined as a sustainable source of cash under the borrower's control that is reserved, explicitly or implicitly, to cover the debt obligation. The OCC's loan risk-rating guidance typically does not consider secondary repayment sources until the strength of the primary repayment source weakens, and collateral values typically do not have a significant impact on a loan's risk ratings until a loan is classified. Consequently, if a borrower's cash flows weaken or become uncertain, the loan may need to be classified, whether or not the loan is performing or fully secured. In addition, real estate appraisers typically place significant weight on the cash flows generated by income-producing real estate and the reliability of the cash flows in performing valuations. Thus, economic or borrower-specific conditions that cause a decline in borrower cash flows could cause our loan classifications to increase and the appraised value of the collateral securing our loans to decline.
Historically low interest rates could continue to adversely affect our net interest income and profitability
 Our consolidated operating results are largely dependent on our net interest income. Net interest income is the difference between interest earned on loans and investments and interest expense incurred on deposits and other borrowings. Our net interest income is impacted by changes in market rates of interest, changes in credit spreads, changes in the shape of the yield curve, the interest rate sensitivity of our assets and liabilities, prepayments on our loans and investments, and the mix of our funding sources and assets, among other things.
In recent years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of securities. As a result, the interest rates on new loans we have originated, the interest rates on maturing loans that we have renewed and the yields on securities we have purchased during this period have been at historically low levels. Our ability to offset this by lowering the interest rates that we pay on deposits is severely limited because interest rates on deposits are already at historic lows. These factors contributed to a 23 basis points decline in our net interest spread in 2012. The Board of Governors of the Federal Reserve System has indicated its intention to maintain low interest rates for an additional period of time. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may continue to decrease, which may have an adverse effect on our profitability.
Changes in market interest rates could adversely affect our financial condition and results of operations
Our financial condition and results of operations are significantly affected by changes in market interest rates because our assets, primarily loans, and our liabilities, primarily deposits, are monetary in nature. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Market interest rates are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events, and changes in the United States and other financial markets. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, including credit risk spreads, and by balance sheet growth, customer loan and deposit preferences and the timing of changes in these variables which themselves are impacted by changes in market interest rates. As a result, changes in market interest rates can significantly affect our net interest income as well as the fair market valuation of our assets and liabilities.
While we take measures intended to manage the risks from changes in market interest rates, we cannot control or accurately predict changes in market rates of interest or be sure our protective measures are adequate. If the interest rates paid on deposits and other interest bearing liabilities increase at a faster rate than the interest rates received on loans and other interest earning assets, our net interest income, and therefore earnings, could be adversely affected.  We would also incur a higher cost of funds to retain our deposits in a rising interest rate environment. While the higher payment amounts we would receive on adjustable rate loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, and this could result in a higher rate of default. Rising interest rates also may reduce the demand for loans and the value of fixed-rate investment securities.
Our business may be adversely affected by the new regulatory environment in which we operate
The Dodd-Frank Act, which was signed by the President on July 21, 2010, provided for the transfer of the authority for regulating and supervising federal savings banks from the OTS to the OCC, and the authority for regulating and supervising savings and loan holding companies and their non-depository subsidiaries from the OTS to the FRB. The transfer occurred on July 21, 2011, and on that date, the OCC became the primary federal regulator of the Bank and the FRB became the primary federal regulator of the Company. The transition of the Company and the Bank to this new supervisory and regulatory structure presents risks, potential limitations and adjustments that were not present when the Company and the Bank were supervised and regulated exclusively by the OTS. For example, the OCC's published guidance and practices for assigning risk ratings to commercial loans focuses more heavily on cash flows than the loan risk rating guidance and practices of the OTS, and requires that a performing loan be classified if it exhibits well-defined weaknesses, even if the loan does not present a probability of default or loss. The OCC's more stringent loan risk-rating practices have contributed to the increase in the Bank's classified loans and have increased the Bank's risk of being subjected to supervisory measures. In addition, the Federal Reserve Board takes a more comprehensive approach than the OTS did to holding company supervision and regulation. For example, the Company is now subject to Federal Reserve Board Supervisory Letter SR 09-4, which has the effect of imposing restrictions on dividends and stock repurchases in certain circumstances. The Company does not have sufficient net income for the past four quarters net of dividends previously paid to declare a dividend without first consulting with and seeking the approval of the Federal Reserve Bank of Chicago. The Company's ability to pay dividends on its common stock could be further limited by the application of the Federal Reserve Board's source of strength doctrine, which requires holding companies to provide financial support to their subsidiary depository institutions if the subsidiary is in financial distress, or by regulatory order. These regulatory changes have affected, and will continue to affect, the regulatory environment in which we operate.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would be adversely impacted
In the event that our loan customers do not repay their loans according to their terms, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. At December 31, 2012, our allowance for loan losses was $18.0 million, representing 1.72% of total loans and 64.39% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. In addition, we make various estimates and assumptions about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. We also make judgments concerning our legal positions and the priority of our interests in contested legal or bankruptcy proceedings, and at times, we may lack sufficient information to establish adequate specific reserves for loans involved in such proceedings. We base these estimates, assumptions and judgments on information that we consider reliable, but if an estimate, assumption or judgment that we make ultimately proves to be incorrect, additional provisions to our allowance for loan losses may become necessary. In addition, as an integral part of their supervisory and/or examination process, our regulatory agencies periodically review the methodology and sufficiency of the allowance for loan losses. These agencies may require us to recognize additions to the allowance based on their inclusion, exclusion or modification of risk factors or differences in judgments of information available to them at the time of their examination.
A substantial portion of our loan portfolio is secured by real estate. Deterioration in the real estate markets could lead to additional losses, which could have a material negative effect on our financial condition and results of operations.
A substantial portion of our loan portfolio is secured by real estate. At December 31, 2012, our loan portfolio included $352.0 million in multi-family mortgage loans, or 33.6% of total loans, $264.7 million in nonresidential real estate loans, or 25.3% of total loans, $218.6 million in one-to four family residential real estate loans, or 20.9% of total loans (which includes $80.6 million in non-owner occupied one-to four family residential real estate loans, or 6.4% of total loans) and $8.6 million in construction and land loans, or 0.8% of total loans. Adverse conditions in the real estate markets, particularly in the Chicago area, have been a significant factor behind the higher than normal charge-offs and provisions for loan losses we have experienced in recent years.

As a result of these and other factors, we have experienced higher levels of charge-offs, loan classifications and provisions for loan losses on our real estate loans and write-downs on our other real estate owned. The persistence of these adverse conditions could result in additional defaults, charge-offs, provisions for loan losses and loan classifications.
Our sources of funds are limited because of our holding company structure
The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank provide a significant source of cash for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. Under these statutes and regulations, the Bank is not permitted to pay dividends on its capital stock to the Company, its sole stockholder, if the dividend would reduce the stockholders' equity of the Bank below the amount of the liquidation account established in connection with the mutual-to-stock conversion. Federal savings banks may pay dividends without the approval of its primary federal regulator only if they meet applicable regulatory capital requirements before and after the payment of the dividends and total dividends do not exceed net income to date over the calendar year plus its retained net income over the preceding two years. Although the Bank's capital exceeded applicable regulatory requirements at December 31, 2012, the Bank did not have sufficient net income over the preceding two years to pay a dividend to the Company without receiving prior regulatory approval. If in the future, the Company utilizes its available cash for other purposes and the Bank is unable to pay dividends to the Company, the Company may not have sufficient funds to pay dividends.
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
Trading activity in the Company's common stock could result in material price fluctuations
It is possible that trading activity in the Company's common stock, including short-selling or significant sales by our larger stockholders, could result in material price fluctuations of the price per share of the Company's common stock. In addition, such trading activity and the resultant volatility could make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price it deems appropriate, or to use its stock as consideration for an acquisition.
Various factors may make takeover attempts that you might want to succeed more difficult to achieve, which may affect the value of shares of our common stock
Provisions of our articles of incorporation and bylaws, federal regulations, Maryland law and various other factors may make it more difficult for companies or persons to acquire control of the Company without the consent of our board of directors. You may want a takeover attempt to succeed because, for example, a potential acquirer could offer a premium over the then prevailing price of our shares of common stock. Provisions of our articles of incorporation and bylaws also may make it difficult to remove our current board of directors or management if our board of directors opposes the removal. We have elected to be subject to the Maryland Business Combination Act, which places restrictions on mergers and other business combinations with large stockholders. In addition, our articles of incorporation provide that certain mergers and other similar transactions, as well as amendments to our articles of incorporation, must be approved by stockholders owning at least two-thirds of our shares of common stock entitled to vote on the matter unless first approved by at least two-thirds of the number of our authorized directors, assuming no vacancies. If approved by at least two-thirds of the number of our authorized directors, assuming no vacancies, the action must still be approved by a majority of our shares entitled to vote on the matter. In addition, a director can be removed from office, but only for cause, if such removal is approved by stockholders owning at least two-thirds of our shares of common stock entitled to vote on the matter. However, if at least two-thirds of the number of our authorized directors, assuming no vacancies, approves the removal of a director, the removal may be with or without cause, but must still be approved by a majority of our voting shares entitled to vote on the matter. Additional provisions include limitations on the voting rights of any beneficial owners of more than 10% of our common stock. Our bylaws, which can only be amended by the board of directors, also contain provisions regarding the timing, content and procedural requirements for stockholder proposals and nominations.
FDIC deposit insurance costs have increased and may increase further in the future
FDIC insurance rates have increased significantly, and we may pay higher FDIC deposit premiums in the future. The Dodd-Frank Act established 1.35% as the minimum Designated Reserve Ratio (“DRR”) for the deposit insurance fund. The FDIC has determined that the DRR should be 2.0% and has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The FDIC has not announced how it will implement this offset. The Dodd-Frank Act also requires the FDIC to base deposit insurance premium on an institution's total assets minus its tangible equity instead of its deposits. The FDIC has adopted regulations that base assessments for banks and thrifts with total assets of less than $10 billion on a combination of financial ratios and regulatory ratings. This new method has caused our FDIC deposit insurance premiums to increase and presents a risk that they will increase in the future. If circumstances require the FDIC to impose additional special assessments or further increase its quarterly assessment rates, this could also have an adverse impact on our results of operations.
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
We are subject to security and operational risks relating to our use of technology
We depend on the secure processing, storage and transmission of confidential and other information in our data processing systems, computers, networks and communications systems. Although we take numerous protective measures and otherwise endeavor to protect and maintain the privacy and security of confidential data, these systems may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. If one or more of such events were to occur, this potentially could jeopardize confidential and other information processed and stored in, and transmitted through, our systems or otherwise cause interruptions or malfunctions in our or our customers' operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully covered by our insurance. Security breaches in our internet banking activities could expose us to possible liability and deter customers from using our systems. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not fully protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Although we perform most data processing functions internally, we outsource certain services to third parties. If our third party providers encounter operational difficulties or security breaches, it could affect our ability to adequately process and account for customer transactions, which could significantly affect our business operations.
Our operations rely on numerous external vendors.
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third party vendor or is renewed on terms less favorable to us.

New lines of business or new products and services may subject us to additional risks.
From time to time, we may seek to implement new lines of business or offer new products and services within existing lines of business in our current markets or new markets. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results.
Non-Compliance with USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act or other laws and regulations could result in fines or sanctions
Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the U.S. Government imposed and will continue to expand laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We conduct our business at 20 banking offices located in the Chicago metropolitan area.  We own a majority of our banking center facilities, except for our Chicago-Lincoln Park, Northbrook, and Chicago-Hyde Park East offices, which are leased. We also operate two satellite national commercial leasing offices and two remote ATMs on sites where we do not have a full-service banking office. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.
We believe our facilities in the aggregate are suitable and adequate to operate our banking and related business. Additional information with respect to premises and equipment is presented in Note 6 of "Notes to Consolidated Financial Statements" in Item 8 of the Form 10-K.

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
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of December 31, 2012 was 1,638. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information provided by the NASDAQ Stock Market for the Company’s common stock and cash dividends paid for the periods ended December 31, 2012 and 2011.

2011 and 2012 Quarterly Periods	High	Low	Close	Cash Dividends Paid
Quarter ended December 31, 2012	$8.85	$6.62	$7.42	$—
Quarter ended September 30, 2012	9.24	7.31	8.79	0.01
Quarter ended June 30, 2012	7.56	5.66	7.53	0.01
Quarter ended March 31, 2012	7.05	5.25	6.62	0.01
Quarter ended December 31, 2011	$8.89	$5.26	$5.52	$0.01
Quarter ended September 30, 2011	8.62	6.51	6.64	0.07
Quarter ended June 30, 2011	9.55	8.10	8.47	0.07
Quarter ended March 31, 2011	10.10	8.42	9.19	0.07
As a result of the regulatory restructuring occasioned by the Dodd-Frank Act, the Company is subject to Federal Reserve Board Supervisory Letter SR 09-4, which provides that a holding company should, among other things, notify and make a submission to the Federal Reserve Bank prior to declaring a dividend if its net income for the current quarter is not sufficient to fully fund the dividend, and consider eliminating, deferring or significantly reducing its dividends if its net income for the current quarter is not sufficient to fully fund the dividends, or if its net income for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends. The Company will continue to consult with, and seek the prior approval of, the Federal Reserve Bank prior to declaring any dividends.
The Company is also subject to state law limitations on the payment of dividends. Maryland law generally limits dividends to an amount equal to the excess of our capital surplus over payments that would be owed upon dissolution to stockholders whose preferential rights upon dissolution are superior to those receiving the dividend, and to an amount that would not make us insolvent provided, however, that even if the Company’s assets are less than the amount necessary to satisfy the requirement set forth above, the Company may make a distribution from: (1) the Company’s net earnings for the fiscal year in which the distribution is made; (2) the Company’s net earnings for the preceding fiscal year; or (3) the sum of the Company’s net earnings for the preceding eight fiscal quarters. Dividends from the Bank provide a significant source of cash for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. For a discussion of the Bank’s ability to pay dividends, see Part I, Item 1, “Business — Supervision and Regulation — Federal Banking Regulation — Capital Distributions.”
Recent Sales of Unregistered Securities
The Company had no sales of unregistered stock during the quarter ended December 31, 2012.
Repurchases of Equity Securities
Our Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. The authorization permitted shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization was utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. As of December 31, 2012, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that had been authorized for repurchase. Federal Reserve Board Supervisory Letter SR 09-4 provides that holding companies experiencing financial weaknesses such as operating losses should notify and make a submission to the Federal Reserve Bank before redeeming or repurchasing common stock. The Company has no plans to conduct such discussions with the Federal Reserve supervisory staff or engage in stock repurchases at this time.

Stock Performance Graph
The following line graph shows a comparison of the cumulative returns for the Company, the Russell 2000 Index, the NASDAQ Bank Index and the America’s Community Bankers NASDAQ Index for the period beginning December 31, 2007 and ending December 31, 2012. The information assumes that $100 was invested at the closing price on December 31, 2007 in the Common Stock and each index, and that all dividends were reinvested.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
BankFinancial Corporation	100.00	65.68	65.57	66.37	38.47	51.91
Russell 2000 Index	100.00	66.21	84.20	106.82	102.36	119.09
NASDAQ Bank Index	100.00	76.08	62.00	69.37	60.75	70.34
America’s Community Bankers NASDAQ Index	100.00	80.43	63.24	69.08	63.21	72.90

ITEM 6.	SELECTED FINANCIAL DATA
The following information is derived from the audited consolidated financial statements of the Company. For additional information, reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and related notes included elsewhere in this Annual Report.

	At and For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$1,481,192	$1,563,575	$1,530,655	$1,566,963	$1,554,855
Loans, net	1,030,465	1,227,391	1,050,766	1,218,540	1,268,122
Loans held-for-sale	2,166	1,918	2,716	—	872
Securities, at fair value	77,832	92,832	120,747	102,126	124,919
Goodwill	—	—	22,566	22,566	22,566
Core deposit intangible	3,038	3,671	2,700	4,295	5,985
Deposits	1,282,351	1,332,552	1,235,377	1,233,395	1,069,855
Borrowings	5,567	9,322	23,749	50,784	200,350
Equity	172,890	199,857	253,285	263,603	266,791

Selected Operating Data:
Interest and dividend income	$60,727	$69,708	$64,936	$74,109	$77,960
Interest expense	4,447	6,915	13,186	20,557	25,667
Net interest income	56,280	62,793	51,750	53,552	52,293
Provision for loan losses	31,522	22,723	12,083	8,811	5,092
Net interest income after provision for loan losses	24,758	40,070	39,667	44,741	47,201
Noninterest income	6,852	7,317	7,128	7,239	10,418
Noninterest expense (1)	58,719	83,708	53,849	52,731	89,056
Loss before income tax expense	(27,109)	(36,321)	(7,054)	(751)	(31,437)
Income tax expense (benefit) (2)	—	12,375	(2,747)	(13)	(12,048)
Net loss	$(27,109)	$(48,696)	$(4,307)	$(738)	$(19,389)
Basic loss per common share	$(1.36)	$(2.46)	$(0.22)	$(0.04)	$(0.98)
Diluted loss per common share	$(1.36)	$(2.46)	$(0.22)	$(0.04)	$(0.98)
(footnotes on following page)

	At and For the Years Ended December 31,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net loss to average total assets)	(1.78)%	(3.00)%	(0.28)%	(0.05)%	(1.33)%
Return on equity (ratio of net loss to average equity)	(13.36)	(19.47)	(1.64)	(0.28)	(6.84)
Net interest rate spread (3)	3.86	4.09	3.36	3.36	3.35
Net interest margin (4)	3.93	4.20	3.57	3.69	3.88
Efficiency ratio (5)	93.01	85.36	91.46	86.74	142.01
Noninterest expense to average total assets (6)	3.87	3.69	3.45	3.36	6.09
Average interest-earning assets to average interest-bearing liabilities	123.17	122.68	122.56	123.43	127.85
Dividends declared per share	$0.03	$0.22	$0.28	$0.28	$0.28
Dividend payout ratio	N.M.	N.M.	N.M.	N.M.	N.M.
Asset Quality Ratios:
Nonperforming assets to total assets (7)	2.59%	6.31%	3.94%	3.42%	0.94%
Nonperforming loans to total loans	2.67	6.05	4.26	4.01	1.07
Allowance for loan losses to nonperforming loans	64.39	41.66	48.54	37.63	107.97
Allowance for loan losses to total loans	1.72	2.52	2.07	1.51	1.15
Net charge-offs to average loans outstanding	3.91	1.04	0.75	0.39	0.11
Capital Ratios:
Equity to total assets at end of period	11.67%	12.78%	16.55%	16.82%	17.16%
Average equity to average assets	13.36	15.42	16.77	17.02	19.39
Tier 1 leverage ratio (Bank only)	9.60	10.48	12.48	12.44	12.08
Other Data:
Number of full-service offices	20	20	18	18	18
Employees (full-time equivalents)	352	357	328	372	393

(1)
Noninterest expense for the year ended December 31, 2011 includes a full goodwill impairment of $23.9 million. Noninterest expense for the years ended December 31, 2009 and 2008 includes $401,000 and $35.9 million, respectively, of impairment loss on securities.

(2)	Income tax expense for the year ended December 31, 2011 includes a full valuation of the deferred tax asset of $22.6 million.

(3)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(4)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(5)	The efficiency ratio represents noninterest expense, less goodwill impairment, divided by the sum of net interest income and noninterest income.

(6)	The noninterest expense to average total assets ratio represents noninterest expense less goodwill impairment, divided by average total assets.

(7)	Nonperforming assets include nonperforming loans and other real estate owned.

N.M. Not Meaningful

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis that follows focuses on the factors affecting our consolidated financial condition at December 31, 2012 and 2011, and our consolidated results of operations for the three years ended December 31, 2012. Our consolidated financial statements, the related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.
Overview of 2012
Core Operating Earnings and Franchise Growth
Total loans declined in 2012 due to several factors. Consistent with our practices in previous years, we actively managed our loan portfolio to exit certain multifamily, commercial real estate and commercial loan relationships based on our overall assessment of the borrowers, the industries in which they operate and future collateral valuations. Given the growth we experienced in our multifamily and commercial real estate loan portfolios from the acquisitions that we conducted in 2011, we did not emphasize the aggressive origination of multifamily and commercial real estate loans in 2012; however, principally due to intensified competitive forces from larger institutions, the declines in our multifamily loan portfolio and healthcare commercial loan portfolio were greater than planned. Lack of demand for adjustable rate residential mortgage loans, coupled with accelerating fixed-rate refinance activity as 2012 progressed, resulted in a decline in our residential mortgage loan portfolio. Our commercial lease origination volumes were 19% higher in 2012 than 2011 and contributed to an increase in the commercial lease portfolio balances at the end of 2012.
We managed our deposit portfolio, including the deposits acquired in the Downers Grove National Bank transaction, to retain the highest value core deposit relationships and reduce our cost of funds to the lowest practicable levels. We ended 2012 with our highest-ever core deposit ratio at 76.2% of total deposits and our lowest-ever cost of funds of 0.38% for the year.
Our noninterest income decreased in 2012 as the revenues from the new Trust Department and mortgage banking operations were offset by the declines in deposit-related fee income resulting from provisions of the Dodd-Frank Act that became effective during 2011.
Our core noninterest expense remained well-contained in 2012, even with the addition of the Downers Grove National Bank operating expenses. We continue to implement new processes and technologies to reduce staffing needs where feasible while still investing in business development, customer service and marketing resources to foster future growth with existing and new customers.
Asset Quality & Credit-Related Expenses
We consider the total balances of nonperforming loans and repossessed assets to be an important asset quality metric. Our credit-related expenses include any required provisions for loan losses, write-downs of repossessed assets to current market value, and expenses related to the collection, management and sale of nonperforming loans and repossessed assets. Although we track the nonperforming loans and repossessed assets we acquired from Downers Grove National Bank separately for management and certain accounting purposes, these nonperforming assets are included in our total balances for financial reporting and OCC regulatory purposes. At December 31, 2012, nonperforming assets related to Downers Grove National Bank were 31% of our total nonperforming assets.
We executed our plan to achieve a material reduction in nonperforming assets and future nonperforming asset expenses during 2012. Consistent with our previous disclosures, we utilized multiple asset disposition techniques to implement this plan, including two “bulk liquidations” and the designation of certain loans as “held-for-sale” pending a third bulk sale. These actions, combined with the accelerated disposition of certain OREO properties, write-downs that were taken on other OREO properties to facilitate their disposition and loan restructurings conducted in accordance with applicable regulatory and accounting guidance, reduced our nonperforming loans by $49.9 million, or 66%, and our nonperforming assets by $60.3 million, or 61%. Our ratio of nonperforming assets to total assets was 2.59% at December 31, 2012, the lowest metric we have reported since June 2009.
We firmly believe the actions taken in 2012 were for the Company's long-term benefit, despite the substantial costs, given that distressed asset sales in the Chicago Metropolitan Area continue to dominate valuation assessments and the considerable excess inventory of potential dispositions remaining in the market. These actions will also allow us to return our focus in 2013 to more normalized operations, with an emphasis on diversified and measured loan growth, improving noninterest income, implementing additional expense control measures and taking other steps that we believe should enhance shareholder value.
The year 2012 ended with a materially reduced level of past due loans compared to 2011, and with a resumption of the gradual improvement in asset quality trends resulting from our continuing resolutions of nonperforming assets on an orderly basis.

Objectives for 2013
Preservation and Expansion of Core Operating Earnings
Subject to the execution of our loan portfolio growth objectives, historically low market interest rates and yields and ever-increasing competitive forces in the Chicago metropolitan area, we believe that some compression of our net interest margin is possible in 2013 as the interest rates on maturing loans, or loans not subject to a prepayment penalty, change to current market interest rates. In addition, we anticipate we may be able to offset some of the effects of yield compression with further loan portfolio diversification, some modest growth in noninterest income and, if necessary, further reductions of core operating expenses. As we expect the present economic environment to continue for a considerable period of time in the Chicago metropolitan area, we will continue to accelerate the evolution of our loan portfolio towards a configuration that permits better growth rates in multiple, independent segments with comparable risk-adjusted yields. Through these actions, we hope to improve our core operating earnings in 2013 to the extent feasible and to continue developing the capabilities to expand core operating earnings in future periods.
Results of Operation
Net Income
Comparison of Year 2012 to 2011. We recorded a net loss of $27.1 million for the year ended December 31, 2012, compared to a net loss of $48.7 million for 2011. The net loss for 2012 was primarily due to a $31.5 million provision for loan losses and $12.7 million of expense for nonperforming asset management and operations of other real estate owned. The $31.5 million provision for loan losses included a $11.5 million charge relating to the consummation of two bulk loan sales and a $5.9 million charge relating to the transfer of loans to the held for sale portfolio in preparation for a bulk sale. The net loss for 2011 was primarily due to the recording of a goodwill impairment expense of $23.9 million, a $22.6 million valuation allowance for deferred tax assets, a $22.7 million provision for loan losses and $10.8 million of expense for nonperforming asset management and operations of other real estate owned. Our loss per share of common stock for the year ended December 31, 2012 was $1.36 per share, compared to $2.46 per share for the year ended December 31, 2011.
Comparison of Year 2011 to 2010. We recorded a net loss of $48.7 million for the year ended December 31, 2011, compared to a net loss of $4.3 million for 2010. The net loss for 2011 was primarily due to the recording of a goodwill impairment expense of $23.9 million, a $22.6 million valuation allowance for deferred tax assets, a $22.7 million provision for loan losses and $10.8 million of expense for nonperforming asset management and operations of other real estate owned. The net loss in 2010 was due in substantial part to our recording a $12.1 million provision for loan losses, $7.3 million for nonperforming asset management and operations of other real estate owned. Our loss per share of common stock for the year ended December 31, 2011 was $2.46 per share, compared to $0.22 per share for the year ended December 31, 2010.
Net Interest Income
Net interest income is our primary source of revenue. Net interest income equals the excess of interest income (including discount accretion on purchased impaired loans) plus fees earned on interest earning assets over interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest-earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average interest-earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds, principally noninterest-bearing demand deposits and stockholders' equity, also support interest-earning assets.
The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Average Balance Sheets
The following table sets forth average balance sheets, average yields and costs, and certain other information. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and expenses, discounts and premiums, purchase accounting adjustments that are amortized or accreted to interest income or expense.

	Years Ended December 31,
	2012			2011			2010
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,155,820	$58,716	5.08%	$1,261,704	$66,706	5.29%	$1,140,865	$60,926	5.34%
Securities	80,030	1,485	1.86	106,060	2,665	2.51	86,032	3,488	4.05
Stock in FHLBC	10,729	29	0.27	16,243	16	0.10	15,598	—	—
Other	185,963	497	0.27	112,063	321	0.29	208,742	522	0.25
Total interest-earning assets	1,432,542	60,727	4.24	1,496,070	69,708	4.66	1,451,237	64,936	4.47
Noninterest-earning assets	86,191			125,937			111,314
Total assets	$1,518,733			$1,622,007			$1,562,551
Interest-bearing Liabilities:
Savings deposits	$144,684	148	0.10	$135,127	211	0.16	$98,338	421	0.43
Money market accounts	346,118	1,262	0.36	350,228	1,593	0.45	347,250	3,252	0.94
NOW accounts	335,552	416	0.12	323,295	500	0.15	295,720	1,441	0.49
Certificates of deposit	328,529	2,517	0.77	398,059	4,389	1.10	405,188	7,219	1.78
Total deposits	1,154,883	4,343	0.38	1,206,709	6,693	0.55	1,146,496	12,333	1.08
Borrowings	8,162	104	1.27	12,758	222	1.74	37,653	853	2.27
Total interest-bearing liabilities	1,163,045	4,447	0.38	1,219,467	6,915	0.57	1,184,149	13,186	1.11
Noninterest-bearing deposits	134,807			131,695			102,294
Noninterest-bearing liabilities	18,036			20,695			14,003
Total liabilities	1,315,888			1,371,857			1,300,446
Equity	202,845			250,150			262,105
Total liabilities and equity	$1,518,733			$1,622,007			$1,562,551
Net interest income		$56,280			$62,793			$51,750
Net interest rate spread (1)			3.86%			4.09%			3.36%
Net interest-earning assets (2)	$269,497			$276,603			$267,088
Net interest margin (3)			3.93%			4.20%			3.57%
Ratio of interest-earning assets to interest-bearing liabilities	123.17%			122.68%			122.56%
_________________

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Year 2012 to 2011. Net interest income decreased by $6.5 million, or 10.4%, to $56.3 million for the year ended December 31, 2012, from $62.8 million for the year ended December 31, 2011. Our net interest rate spread decreased 23 basis points to 3.86% for the year ended December 31, 2012, compared to 4.09% for 2011. Our net interest margin decreased by 27 basis points to 3.93% for the year ended December 31, 2012, from 4.20% for 2011. Our average interest-earning assets decreased $63.5 million to $1.433 billion for the year ended December 31, 2012, from $1.496 billion for 2011, and our average interest-bearing liabilities decreased $56.4 million to $1.163 billion in 2012, from $1.219 billion in 2011.
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

	Years Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(5,424)	$(2,566)	$(7,990)	$6,359	$(579)	$5,780
Securities	(574)	(606)	(1,180)	694	(1,517)	(823)
Stock in FHLBC	(7)	20	13	—	16	16
Other	200	(24)	176	(274)	73	(201)
Total interest-earning assets	(5,805)	(3,176)	(8,981)	6,779	(2,007)	4,772
Interest-bearing liabilities:
Savings deposits	16	(79)	(63)	120	(330)	(210)
Money market accounts	(18)	(313)	(331)	28	(1,687)	(1,659)
NOW accounts	18	(102)	(84)	127	(1,068)	(941)
Certificates of deposit	(689)	(1,183)	(1,872)	(125)	(2,705)	(2,830)
Borrowings	(67)	(51)	(118)	(466)	(165)	(631)
Total interest-bearing liabilities	(740)	(1,728)	(2,468)	(316)	(5,955)	(6,271)
Change in net interest income	$(5,065)	$(1,448)	$(6,513)	$7,095	$3,948	$11,043

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
The provision for loan losses totaled $31.5 million for the year ended December 31, 2012, compared to $22.7 million in 2011 and $12.1 million in 2010. The provision for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. Net charge-offs were $45.2 million in 2012, compared to $13.2 million in 2011 and $8.5 million in 2010. Net charge-offs for 2012 included a $10.8 million charge-off relating to compliance with the OCC's regulatory transition guidance concerning the elimination of special valuation allowances, as well as a $17.4 million charge relating to the consummation of two bulk loan sales and the transfer of loans to the held for sale portfolio in preparation for a bulk sale. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies” and “Risk Classification of Loans and Allowance for Loan Losses.”
Noninterest Income

	Years Ended December 31,			Change
	2012	2011	2010	2012/2011	2011/2010
	(Dollars in thousands)
Deposit service charges and fees	$2,176	$2,667	$3,020	$(491)	$(353)
Other fee income	1,522	1,598	1,868	(76)	(270)
Insurance commissions and annuities income	510	659	775	(149)	(116)
Gain on sale of loans, net	841	340	501	501	(161)
Gain on sales of securities	—	—	31	—	(31)
Loss on disposition of premises and equipment	(156)	(19)	(19)	(137)	—
Loan servicing fees	486	538	604	(52)	(66)
Amortization of servicing assets	(265)	(252)	(549)	(13)	297
Recovery (impairment) of servicing assets	(55)	(15)	74	(40)	(89)
Earnings on bank owned life insurance	438	626	430	(188)	196
Trust income	733	676	44	57	632
Other	622	499	349	123	150
Total noninterest income	$6,852	$7,317	$7,128	$(465)	$189
Comparison of Year 2012 to 2011. Our noninterest income decreased by $465,000 to $6.9 million for the year ended December 31, 2012, from $7.3 million for the year ended December 31, 2011. Deposit service charges and fees decreased $491,000, or 18.4%, to $2.2 million, from $2.7 million for 2011, primarily attributable to the impact that the Dodd-Frank Act had on certain deposit service charges and fees. Gains on the sale of loans increased by $501,000, to $841,000, compared to $340,000 for 2011. We recorded an impairment of servicing assets of $55,000 for the year ended December 31, 2012 compared to an impairment of $15,000 in 2011, due to increased delinquency rates in the serviced portfolio. Bank-owned life insurance produced earnings of $438,000 for 2012, a decrease of $188,000, or 30.0%, compared to a $626,000 for 2011 due to decreased annualized policy returns.
Comparison of Year 2011 to 2010. Our noninterest income increased by $189,000 to $7.3 million for the year ended December 31, 2011, from $7.1 million for the year ended December 31, 2010. Our noninterest income for 2011 included trust department income of $676,000 compared to $44,000 for 2010. The increase in trust department income was due to the operation of the Trust Department acquired in the Downers Grove National Bank transaction on March 18, 2011.
Additional factors affecting the change in noninterest income included a $353,000, or 11.7%, decrease in deposit service charges and fees to $2.7 million, from $3.0 million for 2010, primarily attributable to the impact that the Dodd-Frank Act had on certain deposit service charges and fees. Bank-owned life insurance produced earnings of $626,000 for 2011, an increase of 45.6%, compared to a $430,000 for 2010.

Noninterest Expense

	Years Ended December 31,			Change
	2012	2011	2010	2012/2011	2011/2010
	(Dollars in thousands)
Compensation and benefits	$25,751	$26,027	$26,339	$(276)	$(312)
Office occupancy and equipment	6,840	7,319	6,380	(479)	939
Advertising and public relations	689	890	1,277	(201)	(387)
Information technology	4,638	4,182	3,733	456	449
Supplies, telephone and postage	1,687	1,698	1,596	(11)	102
Amortization of intangibles	633	1,689	1,595	(1,056)	94
Nonperforming asset management	5,211	4,431	3,342	780	1,089
Loss on sale other real estate owned	253	15	415	238	(400)
Valuation adjustments of other real estate owned	5,560	3,970	2,392	1,590	1,578
Operations of other real estate owned	1,678	2,350	1,165	(672)	1,185
FDIC insurance premiums	1,779	1,441	2,126	338	(685)
Acquisition costs	—	1,761	81	(1,761)	1,680
Goodwill impairment	—	23,862	—	(23,862)	23,862
Other	4,000	4,073	3,408	(73)	665
Total noninterest expense	$58,719	$83,708	$53,849	$(24,989)	$29,859
Comparison of Year 2012 to 2011. For the year ended December 31, 2012, noninterest expense decreased by $25.0 million, or 29.9% to $58.7 million, from $83.7 million for 2011. Noninterest expense for 2011 included a $23.9 million goodwill impairment expense and expenses relating to the acquisitions of Downers Grove National Bank and a portfolio of multi-family loans from Citibank. Amortization of intangibles decreased $1.1 million, or 62.5%, to $633,000 from $1.7 million in 2011. Noninterest expense for 2011 included core deposit intangible amortization expenses relating to the acquisition of Success National Bank; the core deposit intangible for Success National Bank was fully amortized as of November 2011. Noninterest expense for 2012 included $7.5 million of nonperforming asset management and OREO expenses, compared to $6.3 million for 2011. Nonperforming asset management expenses increased $780,000 to $5.2 million for the year ended December 31, 2012, compared to $4.4 million in 2011. OREO expenses for the year ended December 31, 2012 included a $5.6 million of valuation adjustment to OREO properties compared to a $4.0 million valuation adjustment in 2011. The increase in valuation adjustments was due in part to a revision of our disposition strategy for certain income-producing OREO properties from an ordinary-liquidation pricing model to an aggressive pricing model designed to stimulate market demand.
Comparison of Year 2011 to 2010. For the year ended December 31, 2011, noninterest expense increased by $29.9 million, or 55.4%, to $83.7 million from $53.8 million for 2010. The increase was primarily due to the recording of a $23.9 million goodwill impairment expense in 2011, increased nonperforming asset management and OREO operations expenses, and expenses recorded in connection with acquisitions. Stock-based compensation expense decreased $2.1 million because the majority of stock awards fully vested in December 2010. The decrease in stock-based compensation expense was partially offset by residual transitional staffing expenses relating to the Downers Grove National Bank acquisition and the additional staffing that was required for the trust department and the two branch offices that were acquired in the transaction. Office occupancy and equipment expense increased $939,000, or 14.7%, to $7.3 million, compared to $6.4 million for 2010, due in substantial part to the Downers Grove National Bank acquisition. Noninterest expense for 2011 included $6.3 million of nonperforming asset management and OREO expenses, compared to $4.0 million for 2010. Nonperforming asset management expenses increased $1.1 million to $4.4 million for the year ended December 31, 2011, compared to $3.3 million in 2010. Acquisition expenses reflected a $1.4 million expense relating to the acquisition of Downers Grove National Bank, including $518,000 for data processing contracts and operational expenses and $675,000 contract and severance payments, and a $396,000 expense relating to our Chicago area multi-family loan purchase from Citibank.
Income Taxes
Comparison of Year 2012 to 2011. For the year ended December 31, 2012, we recorded no income tax expense or benefit due to the full valuation allowance we established for deferred tax assets, compared to an income tax expense of $12.4 million for the year ended December 31, 2011, which was recorded in connection with the establishment of a full deferred tax asset valuation allowance.

Comparison of Year 2011 to 2010. For the year ended December 31, 2011, we recorded an income tax expense of $12.4 million, compared to an income tax benefit of $2.7 million for 2010. The recognition of the $12.4 million income tax expense for 2011 resulted from a non-cash charge of $22.6 million for the establishment of a full valuation allowance for our deferred tax assets. The effective tax rate was 38.94% for the year ended December 31, 2010. The effective tax rate for the year ended December 31, 2011 is not meaningful due to the size of our operating loss relative to the income expense resulting from the valuation allowance.
Comparison of Financial Condition at December 31, 2012 and December 31, 2011
Total assets decreased $82.4 million, or 5.3%, to $1.481 billion at December 31, 2012, from $1.564 billion at December 31, 2011. The decrease in total assets was primarily due to a decrease in loans receivable. The decrease was partially offset by an increase in cash and cash equivalents. Net loans decreased $196.9 million to $1.030 billion at December 31, 2012, from $1.227 billion at December 31, 2011. Net cash and cash equivalents increased by $155.1 million to $275.8 million at December 31, 2012, from $120.7 million at December 31, 2011.
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together made up 78.9% of gross loans at December 31, 2012. Net loans receivable decreased $196.9 million, or 16.0%, to $1.030 billion at December 31, 2012, from $1.227 billion at December 31, 2011. Multi-family mortgage loans decreased by $71.6 million, or 16.9%; commercial loans decreased by $32.5 million, or 34.6%; nonresidential real estate loans decreased $47.0 million, or 15.1%;construction and land loans decreased $11.3 million, or 56.9%. One-to-four family residential mortgage loans decreased $53.4 million, or 19.6%. Commercial leases increased by $4.8 million, or 3.6%.
Our allowance for loan losses decreased by $13.7 million, or 43.2%, to $18.0 million at December 31, 2012, from $31.7 million at December 31, 2011. The decrease reflects the combined impact of a $31.5 million provision for loan losses offset by $45.2 million in net charge-offs. Net charge-offs for 2012 included a $10.8 million charge-off relating to compliance with the OCC's regulatory transition guidance concerning the elimination of special valuation allowances.
Securities decreased $15.0 million, or 16.2%, to $77.8 million at December 31, 2012, from $92.8 million at December 31, 2011, due primarily to the receipt of principal repayments of $19.7 million on residential mortgage-backed and collateralized mortgage obligations. During 2012 and 2011, we also invested in FDIC insured certificates of deposit issued by other insured depository institutions.
Deposits decreased $50.2 million, or 3.8%, to $1.282 billion at December 31, 2012, from $1.333 billion at December 31, 2011. Core deposits (savings, money market, noninterest-bearing demand and NOW accounts) increased by $9.0 million. Core deposits increased as a percentage of total deposits, representing 76.2% of total deposits at December 31, 2012, compared to 72.7% of total deposits at December 31, 2011.
Certificates of deposit decreased $59.2 million, or 16.2%, to $305.3 million at December 31, 2012 from $364.4 million at December 31, 2011. The decrease was primarily due to our lessening our competitive pricing position in anticipation of additional excess liquidity resulting from loan payments and bulk sales of loans.
Total stockholders’ equity was $172.9 million at December 31, 2012, compared to $199.9 million at December 31, 2011. The decrease in total stockholders’ equity was primarily due to the $27.1 million net loss that we recorded for the year ended December 31, 2012. The unallocated shares of common stock that our ESOP owns were reflected as a $12.2 million reduction to stockholders’ equity at December 31, 2012, compared to $13.2 million at December 31, 2011.
Securities
Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.
At December 31, 2012 our mortgage-backed securities and collateralized mortgage obligations (“CMOs”) reflected in the following table were issued by U.S. government-sponsored enterprises and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the federal government has affirmed its commitment to support. All securities reflected in the table were classified as available-for-sale at December 31, 2012, 2011 and 2010.
We hold FHLBC common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost of our FHLBC common stock as of December 31, 2012 was $8.4 million based on its par value. There is no market for FHLBC common stock. Due to our receipt of stock dividends in prior years and the amount of our outstanding FHLBC advances, we owned shares of FHLBC common stock at December 31, 2012 with a par value that was $1.1 million more than we were required to own to maintain our membership in the Federal Home Loan Bank

System and to be eligible to obtain advances (“excess” or “voluntary” capital stock). During 2012, we redeemed $7.9 million of excess FHLBC stock.
The following table sets forth the composition, amortized cost and fair value of our securities.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities:
Certificates of deposits	$33,456	$33,456	$30,448	$30,448	$27,766	$27,766
Municipal securities	350	369	515	551	675	709
Equity mutual fund	500	528	500	524	—	—
SBA - guaranteed loan participation certificates	42	42	47	47	103	105
Total	34,348	34,395	31,510	31,570	28,544	28,580
Mortgage-backed Securities:
Mortgage-backed securities - residential	32,572	34,233	34,691	36,076	41,034	42,435
CMOs and REMICs - residential	9,111	9,204	24,837	25,186	48,262	49,732
Total mortgage-backed securities	41,683	43,437	59,528	61,262	89,296	92,167
Total	$76,031	$77,832	$91,038	$92,832	$117,840	$120,747
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

Portfolio Maturities and Yields
The composition and maturities of the securities portfolio and the mortgage-backed securities portfolio at December 31, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis, as the amount is immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities:
Certificates of deposit	$33,456	0.50%	$—	—%	$—	—%	$—	—%
Municipal securities	170	4.45	180	4.60	—	—	—	—
Equity mutual fund	500	1.98	—	—	—	—	—	—
SBA guaranteed loan participation certificates	—	—	—	—	42	1.75	—	—
Total	34,126	0.55	180	4.60	42	1.75	—	—
Mortgage-backed Securities:
Pass-through securities:
Fannie Mae	20	4.50	915	5.68	16	2.23	13,757	2.93
Freddie Mac	—	—	46	1.93	308	1.92	2,124	3.54
Ginnie Mae	—	—	—	—	121	1.75	15,266	2.54
CMOs and REMICs	—	—	—	—	—	—	9,111	2.23
Total	20	4.50	961	5.41	445	1.89	40,258	2.66
Total securities	$34,146	0.55%	$1,141	5.36%	$487	1.87%	$40,258	2.66%

Loan Portfolio
We originate multi-family mortgage loans, nonresidential real estate loans, commercial loans, commercial leases, and construction and land loans. In addition, we originate one-to-four family residential mortgage loans and consumer loans, and purchase and sell loan participations from time-to-time. Our principal loan products are discussed in Note 4 of the "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.
The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale, by type of loan.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential	$218,596	20.86%	$272,032	21.62%	$256,300	23.92%	$289,623	23.44%	$312,390	24.39%
Multi-family mortgage	352,019	33.60	423,615	33.67	296,916	27.71	329,227	26.65	305,318	23.84
Nonresidential real estate	264,672	25.26	311,641	24.77	281,987	26.31	316,607	25.62	342,583	26.74
Construction and land	8,552	0.82	19,852	1.58	18,398	1.72	32,577	2.64	50,687	3.96
Commercial loans	61,388	5.86	93,932	7.46	64,679	6.04	88,067	7.13	92,679	7.23
Commercial leases	139,783	13.34	134,990	10.73	151,107	14.10	176,821	14.31	174,644	13.63
Consumer	2,745	0.26	2,147	0.17	2,182	0.20	2,539	0.21	2,655	0.21
Total loans	1,047,755	100.00%	1,258,209	100.00%	1,071,569	100.00%	1,235,461	100.00%	1,280,956	100.00%
Net deferred loan origination costs	745		908		1,377		1,701		1,912
Allowance for loan losses	(18,035)		(31,726)		(22,180)		(18,622)		(14,746)
Total loans, net	$1,030,465		$1,227,391		$1,050,766		$1,218,540		$1,268,122
Loan Portfolio Maturities
The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2012. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Within One Year	One Year Through Five Years	Beyond Five Years	Total
	(Dollars in thousands)
Scheduled Repayments of Loans:
One-to-four family residential	$31,802	$73,418	$113,376	$218,596
Multi-family mortgage	45,436	137,227	169,356	352,019
Nonresidential real estate	135,476	117,380	11,816	264,672
Construction and land	7,784	768	—	8,552
Commercial loans and leases	119,551	81,262	358	201,171
Consumer	969	1,244	532	2,745
Total loans	$341,018	$411,299	$295,438	$1,047,755
				Total
Loans Maturing After One Year:
Predetermined (fixed) interest rates				$452,125
Adjustable interest rates				254,612
Total loans				$706,737

Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At December 31, 2012, we had three loans totaling $332,000 in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–improved” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of December 31, 2012, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$7,299	$10,622	$10,059	$11,453	$2,205
Multi-family mortgage	3,517	14,807	13,228	13,961	2,101
Nonresidential real estate	8,985	29,927	12,428	11,074	2,961
Construction and land	2,210	3,246	6,139	8,841	5,145
Commercial	256	2,920	3,766	4,160	1,141
Commercial leases	—	22	72	—	105
Consumer	—	3	3	—	—
	22,267	61,547	45,695	49,489	13,658
Loans held-for-sale	1,752	—	—	—	—
Other real estate owned:
One-to-four family residential	1,760	5,328	3,015	601	588
Multi-family mortgage	720	3,655	2,486	976	133
Nonresidential real estate	3,504	4,905	7,376	1,416	—
Land	1,323	2,237	1,745	1,091	234
	7,307	16,125	14,622	4,084	955
Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	31,326	77,672	60,317	53,573	14,613
Purchased impaired loans:
One-to-four family residential	380	3,941	—	—	—
Multi-family mortgage	—	1,418	—	—	—
Nonresidential real estate	2,568	3,375	—	—	—
Construction and land	1,021	4,788	—	—	—
Commercial	20	1,078	—	—	—
	3,989	14,600	—	—	—
Purchased other real estate owned:
One-to-four family residential	320	327	—	—	—
Nonresidential real estate	462	2,546	—	—	—
Land	2,269	3,482	—	—	—
	3,051	6,355	—	—	—
Purchased impaired loans and other real estate owned	7,040	20,955	—	—	—
Total nonperforming assets	$38,366	$98,627	$60,317	$53,573	$14,613
Ratios:
Nonperforming loans to total loans	2.67%	6.05%	4.26%	4.01%	1.07%
Nonperforming loans to total loans (1)	2.29	4.89	—	—	—
Nonperforming assets to total assets	2.59	6.31	3.94	3.42	0.94
Nonperforming assets to total assets(1)	2.11	4.97	—	—	—

(1)	These asset quality ratios exclude purchased impaired loans and purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

Nonperforming Assets
Nonperforming assets decreased by $60.3 million in 2012, due in substantial part to the execution of the Company's plan to materially reduce future nonperforming asset expenses and accelerate the return to the Company's historical asset quality levels. The actions that were taken in 2012 in furtherance of the plan included:

•
We completed two bulk sales of certain nonperforming assets with a total carrying value of $22.7 million, consisting of $22.0 million of nonperforming loans and $710,000 of OREO. We recorded a pre-tax charges of approximately $11.5 million on the completion of these sales in the fourth quarter 2012.

•
We designated certain owner-occupied and investor-owned one-to-four family residential loans with a carrying value of $7.5 million as “held for sale” in preparation for a bulk sale. The loans generally involved properties that exhibited significant declines in collateral valuations and/or presented limited resolution options. The designation resulted in a $5.9 million pre-tax charge to provision for loan losses in the Consolidated Statement of Operations. On February 28, 2013, we completed the sale of these loans. The completion of this sale is expected to result in pre-tax gain on sale of loans of approximately $1.3 million.

•
We engaged in split-note restructurings with four separate borrowers pursuant to applicable published regulatory and accounting guidance. The loans had an aggregate carrying value of $7.1 million prior to the completion of the restructurings. At the conclusion of the restructurings, $5.2 million remained on accrual status due to these actions and are expected to be eligible for favorable risk-rating classification in 2013 after a period of sustained performance. The remaining $1.9 million was charged against the provision for loan losses for the quarter ended December 31, 2012.

•
In 2012, we closed $13.4 million in OREO sales, or 59.6% of total OREO at December 31, 2011. We also changed our disposition strategy on certain income-producing OREO assets from an ordinary-liquidation pricing model to an aggressive pricing model designed to stimulate market demand, and recorded related valuation adjustments. Our evaluation methodology involved an assessment of the disposition strategy that was likely to provide the highest cash proceeds within a defined period of time.

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
The following represents the rollfoward of OREO and the composition of OREO properties.

	At and For the Years Ended December 31,
	2012	2011
	(Dollars in thousands)
Beginning balance	$22,480	$14,622
New foreclosed properties	7,035	14,132
Acquired other real estate owned	—	6,965
Valuation adjustments	(5,750)	(4,150)
Sales	(13,407)	(9,089)
Ending balance	$10,358	$22,480

	December 31, 2012			December 31, 2011
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
	(Dollars in thousands)
One–to–four family residential	$1,827	$(67)	$1,760	$5,328	$—	$5,328
Multi-family mortgage	720	—	720	3,655	—	3,655
Nonresidential real estate	3,883	(379)	3,504	4,905	—	4,905
Land	1,557	(234)	1,323	2,237	—	2,237
	7,987	(680)	7,307	16,125	—	16,125
Acquired other real estate owned:
One–to–four family residential	320	—	320	327	—	327
Nonresidential real estate	565	(103)	462	2,546	—	2,546
Land	2,666	(397)	2,269	3,482	—	3,482
	3,551	(500)	3,051	6,355	—	6,355
Total other real estate owned	$11,538	$(1,180)	$10,358	$22,480	$—	$22,480
Activity in the valuation allowance:

At and For the Years Ended December 31, 2012
Beginning of year	$—
Additions charged to expense	1,180
Recoveries credited to expense	—
Reductions from sales of other real estate owned	—
Direct write downs	—
End of year	$1,180
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
In accordance with the FFIEC workout guidance, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year of the restructuring that the historical payment performance has been established.

Troubled Debt Restructuring
The Company had $11.2 million of TDRs at December 31, 2012, compared to $18.1 million at December 31, 2011, with $318,000 and $1.2 million in specific valuation allowances allocated to those loans at December 31, 2012 and 2011, respectively. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.
The following table presents TDRs by class.

	At December 31,
	2012	2011
	(Dollars in thousands)
One-to-four family residential real estate	$2,802	$5,619
Multi-family mortgage	1,201	5,783
Nonresidential real estate	5,189	2,220
Commercial loans – secured	—	238
Troubled debt restructured loans – accrual loans	9,192	13,860
One-to-four family residential real estate	767	556
Multi-family mortgage	938	717
Nonresidential real estate	270	2,960
Commercial loans – secured	—	—
Consumer loans	—	3
Troubled debt restructured loans – nonaccrual loans	1,975	4,236
Total troubled debt restructured loans	$11,167	$18,096
Risk Classification of Loans
Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets, or designated as special mention.
A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The risk rating guidance published by the OCC clarifies that a loan with a well-defined weakness does not have to present a probability of default for the loan to be rated substandard, and that an individual loan’s loss potential does not have to be distinct for the loan to be rated substandard. An asset classified as doubtful has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted; such balances are promptly charged-off as required by applicable federal regulations. A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
Based on a review of our assets at December 31, 2012, classified loans consisted of performing substandard loans of $55.0 million and $26.4 million of nonperforming loans. As of December 31, 2012, we had $41.4 million of assets designated as special mention.
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

•
specific allowances established for any impaired residential non-owner occupied mortgage, multi-family mortgage, nonresidential real estate, construction and land, commercial, and commercial lease loans for which the recorded investment in the loan exceeds the measured value of the loan; and

•
general allowances for loan losses for each loan class based on historical loan loss experience; and adjustments to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable incurred credit losses for each loan class.

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
We refined the calculation of the general component of the allowance for loan losses during the fourth quarter of 2010 in response to the new FASB disclosure requirement that each loan portfolio category must be segmented into specific loan classes (FASB Standards Update 2010-20 (ASU 210-20), “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”). Loan class segmentation tables are presented in Note 4 of the "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K. To maintain consistency, the loan class segmentation was also applied within the 12-quarter loss history that we use to calculate the general component of the allowance for loan losses, inherent risk factor weightings were adjusted based on our evaluation of their relevance to the new loan classes, and duplicative historical loss factors were eliminated from the loan class segmentation.
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

Net Charge-offs and Recoveries
The following table sets forth activity in our allowance for loan losses.

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$31,726	$22,180	$18,622	$14,746	$11,051
Charge-offs:
One-to-four family residential	(12,366)	(5,316)	(2,292)	(461)	(248)
Multi-family mortgage	(7,203)	(3,514)	(2,385)	(297)	(169)
Nonresidential real estate	(18,167)	(698)	(2,897)	(1,518)	(605)
Construction and land	(4,311)	(2,519)	(525)	(2,262)	(115)
Commercial loans	(4,960)	(1,394)	(1,174)	(463)	(130)
Commercial leases	(121)	(72)	—	(22)	—
Consumer	(103)	(93)	(16)	(42)	(146)
Total charge-offs	(47,231)	(13,606)	(9,289)	(5,065)	(1,413)
Recoveries:
One-to-four family residential	233	51	69	82	1
Multi-family mortgage	539	125	3	—	—
Nonresidential real estate	328	73	633	36	4
Construction and land	250	—	58	—	—
Commercial loans	626	173	1	3	1
Commercial leases	—	—	—	6	—
Consumer	42	7	—	3	10
Total recoveries	2,018	429	764	130	16
Net charge-offs	(45,213)	(13,177)	(8,525)	(4,935)	(1,397)
Provision for loan losses	31,522	22,723	12,083	8,811	5,092
Balance at end of year	$18,035	$31,726	$22,180	$18,622	$14,746
Ratios:
Net charge-offs to average loans outstanding	3.91%	1.04%	0.75%	0.39%	0.11%
Allowance for loan losses to nonaccrual loans	64.39	41.66	48.54	37.63	107.97
Allowance for loan losses to total loans	1.72	2.52	2.07	1.51	1.15
Our allowance for loan losses declined $13.7 million in 2012 due in substantial part to our adoption of guidance that the OCC issued in connection with the transition of federal savings banks from OTS to OCC supervision. The OCC guidance stated that the specific valuation allowances that the OTS' accounting guidance historically permitted federal savings banks to maintain for collateral dependent loans should be eliminated. We adopted this methodology in the third quarter 2012 and charged off $10.8 million of specific valuation allowances. This one time charge did not impact earnings or the provision for loan losses for the year ended December 31, 2012; however, the $10.8 million of specific valuation allowance charge-offs were included in total charge-offs for the year ended December 31, 2012 and reduced our recorded balances for loans, the allowance for loan losses, nonaccrual loans and impaired loans.
Net charge-offs were $45.2 million and $13.2 million, respectively, for the years ended December 31, 2012 and 2011, and $8.5 million for the year ended December 31, 2010. The $31.5 million provision for loan losses included a $11.5 million charge relating to the consummation of two bulk loan sales and a $5.9 million charge relating to the transfer of loans to the held for sale portfolio in preparation for a bulk sale.
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

	At December 31,
	2012			2011			2010
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$4,726	$218,596	20.86%	$6,103	$272,032	21.62%	$3,556	$256,300	23.92%
Multi-family mortgage	4,580	352,019	33.60	6,082	423,615	33.67	7,032	296,916	27.71
Nonresidential real estate	5,545	264,672	25.26	13,756	311,641	24.77	5,714	281,987	26.31
Construction and land	1,031	8,552	0.82	1,684	19,852	1.58	2,461	18,398	1.72
Commercial loans	1,324	61,388	5.85	3,539	93,932	7.46	2,879	64,679	6.04
Commercial leases	666	139,783	13.34	504	134,990	10.73	518	151,107	14.10
Consumer	163	2,745	0.26	58	2,147	0.17	20	2,182	0.20
Total	$18,035	$1,047,755	100.00%	$31,726	$1,258,209	100.00%	$22,180	$1,071,569	100.00%

	At December 31,
	2009			2008
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$3,333	$289,623	23.44%	$2,040	$312,390	24.39%
Multi-family mortgage	3,597	329,227	26.65	2,370	305,318	23.84
Nonresidential real estate	5,696	316,607	25.62	4,659	342,583	26.74
Construction and land	1,861	32,577	2.64	1,899	50,687	39.60
Commercial loans	2,520	88,067	7.13	2,058	92,679	72.30
Commercial leases	1,591	176,821	14.31	1,668	174,644	13.63
Consumer	24	2,539	0.21	52	2,655	0.21
Total	$18,622	$1,235,461	100.00%	$14,746	$1,280,956	100.00%
Sources of Funds
Deposits. At December 31, 2012, our deposits totaled $1.282 billion. Interest-bearing deposits totaled $1.148 billion and noninterest-bearing demand deposits totaled $134.6 million. NOW, savings and money market accounts totaled $842.5 million. Noninterest-bearing demand deposits at December 31, 2012 included $5.8 million in internal checking accounts, such as accounts for Bank cashier’s checks and money orders. At December 31, 2012, we had $305.3 million of certificates of deposit outstanding, of which $212.9 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we believe, based on historical experience and our current pricing strategy, that we will retain a significant portion of these accounts upon maturity.

The following table sets forth the distribution of total deposit accounts, by account type.

	Years Ended December 31,
	2012			2011			2010
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand:
Retail	$39,171	3.04%	—%	$39,319	2.94%	—%	$26,308	2.11%	—%
Commercial	95,636	7.41	—	92,376	6.90	—	75,986	6.08	—
Total noninterest-bearing demand	134,807	10.45	—	131,695	9.84	—	102,294	8.19	—
Savings deposits	144,684	11.22	0.10	135,127	10.10	0.16	98,338	7.87	0.43
Money market accounts	346,118	26.84	0.36	350,228	26.17	0.45	347,250	27.81	0.94
Interest-bearing NOW accounts	335,552	26.02	0.12	323,295	24.15	0.15	295,720	23.68	0.49
Certificates of deposit	328,529	25.47	0.77	398,059	29.74	1.10	405,188	32.45	1.78
Total deposits	$1,289,690	100.00%		$1,338,404	100.00%		$1,248,790	100.00%
The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2012:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$48,563	$43,366	$56,368	$60,001	$208,298
Certificates of deposit of $100,000 or more	21,555	12,262	30,775	32,363	96,955
Total certificates of deposit	$70,118	$55,628	$87,143	$92,364	$305,253
Borrowings. Our borrowings consist primarily of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings.

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance at end of year	$5,567	$9,322	$23,749
Average balance during year	8,162	12,758	37,653
Maximum outstanding at any month end	10,081	15,550	50,384
Weighted average interest rate at end of year	1.73%	1.13%	2.00%
Average interest rate during year	1.27%	1.74%	2.27%
At December 31, 2012, we had the capacity to borrow an additional $261.5 million under our credit facilities with the FHLBC. Furthermore, we had unpledged securities that could be used to support in excess of $33.8 million of additional FHLBC borrowings.
At December 31, 2012, we had a line of credit with the Federal Reserve Bank of Chicago. At December 31, 2012, there were no outstanding federal funds borrowings and there was no outstanding balance on the line of credit.

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

Quantitative Analysis. The following table sets forth, as of December 31, 2012, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase in NPV		Increase in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(dollars in thousands)
+400	$10,636	6.93%	$2,772	6.10%
+300	7,854	5.12	2,260	4.97
+200	5,146	3.36	1,547	3.40
+100	2,640	1.72	748	1.65
0	—	—	—	—
The Company has opted not to include an estimate for a decrease in rates at December 31, 2012 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at December 31, 2012, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 3.36% increase in NPV and a $1.55 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment of one-to-four family residential mortgage loans, multi-family mortgage loans, nonresidential real estate loans, commercial leases, construction and land loans, and commercial loans and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2012, 2011 and 2010, our loans originated for investment totaled $364.6 million, $573.2 million, and $676.4 million, respectively. Purchases of loans totaled $5.6 million, $154.2 million, and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Purchases of securities totaled $35.4 million, $37.6 million and $50.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.
These activities were funded primarily by principal repayments on loans and securities, and the sale of loans and securities. During the years ended December 31, 2012, 2011 and 2010, principal repayments on loans totaled $518.3 million, $632.9 million, and $817.4 million, respectively. During the years ended December 31, 2012, 2011 and 2010, principal repayments on securities totaled

$19.7 million, $30.7 million, and $30.1 million, respectively. During the years ended December 31, 2012, 2011 and 2010, proceeds from maturities and sales of securities totaled $30.6 million, $43.8 million, and $1.8 million, respectively. During the years ended December 31, 2012, 2011 and 2010, the proceeds from the sale of loans totaled $21.0 million, $17.6 million, $17.5 million, respectively.
Loan origination commitments totaled $16.0 million at December 31, 2012, and consisted of $12.0 million of fixed-rate loans and $4.0 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers totaled $120.7 million and $1.2 million, respectively, at December 31, 2012. At December 31, 2012, commitments to sell mortgages totaled $1.3 million.
Deposit flows are generally affected by the level of market interest rates, the interest rates and other terms and conditions on deposit products offered by our banking competitors, and other factors. We had a net deposit decrease of $50.0 million for the year ended December 31, 2012, and a net deposit increase of $97.2 million and $2.0 million for the years ended December 31, 2011 and 2010, respectively. At times during recent periods, we have not actively competed for higher cost deposit accounts, including certificates of deposit, choosing instead to fund loan growth from the loan and lease repayments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2012 totaled $212.9 million. Based upon prior experience and our current pricing strategy, we believe that we will retain a significant portion of these deposits upon their maturities.
We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances, of which $3.0 million were outstanding at December 31, 2012. At December 31, 2012 we had the ability to borrow an additional $261.5 million under our credit facilities with the FHLBC. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $33.8 million. Finally, at December 31, 2012, we had a line of credit available with the Federal Reserve Bank of Chicago. At December 31, 2012, there was no outstanding balance on this credit line.
Liquidity Management - Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $11.8 million of cash and cash equivalents and periodic cash dividends from the Bank.
The Dodd–Frank Act provided for the transfer of the authority for regulating and supervising federal savings banks from the OTS to the OCC, and the authority for regulating and supervising savings and loan holding companies and their non–depository subsidiaries from the OTS to the FRB. The transfer occurred on July 21, 2011.
As a result of the regulatory restructuring occasioned by the Dodd-Frank Act, the Company is subject to Federal Reserve Board Supervisory Letter SR 09-4, which provides that a holding company should, among other things, notify and make a submission to the Federal Reserve Bank prior to declaring a dividend if its net income for the current quarter is not sufficient to fully fund the dividend, and consider eliminating, deferring or significantly reducing its dividends if its net income for the current quarter is not sufficient to fully fund the dividends, or if its net income for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends. The Company will continue to consult with, and seek the prior approval of, the Federal Reserve Bank prior to declaring any dividends. Our Board of Directors declared three quarterly cash dividends of $0.01 per share during 2012, totaling $633,000.
Supervisory Letter SR 09-4 also sets forth guidelines pertaining to share repurchases.
As of December 31, 2012, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of December 31, 2012, we had no other material commitments for capital expenditures.
Capital Management
Capital Management - Bank. The overall objectives of our capital management are to ensure the availability of sufficient capital to support loan, deposit and other asset and liability growth opportunities and to maintain capital to absorb unforeseen losses or write-downs that are inherent in the business risks associated with the banking industry. We seek to balance the need for higher capital levels to address such unforeseen risks and the goal to achieve an adequate return on the capital invested by our stockholders.
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
The Company and the Bank have adopted Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. The minimum capital ratios set forth in the Capital Plans will be increased and other minimum capital requirements will be established if and as necessary to comply with the Basel III requirements as such requirements become applicable to the Company and the Bank. In accordance with the Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose.
At year-end, actual capital ratios and minimum required ratios for the Bank were:

	Actual Ratio	Minimum required to be Well Capitalized Under Prompt Corrective Action Provisions	Minimum Capital Ratios Established under Capital Plans
December 31, 2012
Total capital (to risk-weighted assets)	15.32%	8.00%	12.00%
Tier 1 (core) capital (to risk-weighted assets)	14.07	4.00	8.00
Tier 1 (core) capital (to adjusted total assets)	9.60	4.00	8.00
December 31, 2011
Total capital (to risk-weighted assets)	14.72%	8.00%	12.00%
Tier 1 (core) capital (to risk-weighted assets)	13.45	4.00	8.00
Tier 1 (core) capital (to adjusted total assets)	10.48	4.00	8.00
See Note 11 of the "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K for a reconciliation of the Bank’s equity under GAAP to regulatory capital.
As of December 31, 2012 and 2011, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the Bank’s prompt corrective action capitalization category.
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
Total stockholders’ equity was $172.9 million at December 31, 2012, compared to $199.9 million at December 31, 2011. The decrease in total stockholders’ equity was primarily due to the combined impact of our $27.1 million net loss and our declaration and payment of cash dividends totaling $633,000 during the year ended December 31, 2012. The unallocated shares of common stock that our ESOP owns were reflected as a $12.2 million reduction to stockholders’ equity at December 31, 2012, compared to a $13.2 million reduction to stockholders’ equity at December 31, 2011.
Quarterly Cash Dividends. Our Board of Directors declared three quarterly cash dividends of $0.01 per share during 2012, totaling $633,000. As a result of the regulatory restructuring occasioned by the Dodd-Frank Act, the Company is subject to Federal Reserve Board Supervisory Letter SR 09-4, which provides that a holding company should, among other things, notify and make a submission to the Federal Reserve Bank prior to declaring a dividend if its net income for the current quarter is not sufficient to fully fund the dividend, and consider eliminating, deferring or significantly reducing its dividends if its net income for the current quarter is not sufficient to fully fund the dividends, or if its net income for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends. The Company will continue to consult with, and seek the prior approval of, the Federal Reserve Bank prior to declaring any dividends.

Stock Repurchase Program.Our Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. The authorization permitted shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization was utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. As of December 31, 2012, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that had been authorized for repurchase. Federal Reserve Board Supervisory Letter SR 09-4 provides that holding companies experiencing financial weaknesses such as operating losses should notify and make a submission to the Federal Reserve Bank before redeeming or repurchasing common stock. The Company has no plans to conduct such discussions with the Federal Reserve supervisory staff or engage in stock repurchases at this time.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans that we make. Although we consider commitments to extend credit in determining our allowance for loan losses, at December 31, 2012, we had made no provision for losses on commitments to extend credit, and had no specific or general allowance for losses on such commitments, as we have had no historical loss experience with commitments to extend credit and we believed that no probable and reasonably estimable losses were inherent in our portfolio as a result of our commitments to extend credit. For additional information, see Note 14 of the "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$212,889	$79,500	$12,864	$—	$305,253
Borrowings	3,000	—	—	—	3,000
Standby letters of credit	1,227	5	5	—	1,237
Operating leases	492	896	914	6,117	8,419
Total	$217,608	$80,401	$13,783	$6,117	$317,909
Commitments to extend credit	$136,704	$—	$—	$—	$136,704
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policy upon which our financial condition and results of operation depend, and which involves the most complex subjective decisions or assessments, is as follows:
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2012, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited the accompanying consolidated statements of financial condition of BankFinancial Corporation (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankFinancial Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Crowe Horwath LLP
Oak Brook, Illinois
March 11, 2013

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Cash and due from other financial institutions	$20,361	$24,247
Interest-bearing deposits in other financial institutions	255,403	96,457
Cash and cash equivalents	275,764	120,704
Securities, at fair value	77,832	92,832
Loans held-for-sale	2,166	1,918
Loans receivable, net of allowance for loan losses: December 31, 2012, $18,035 and December 31, 2011, $31,726	1,030,465	1,227,391
Other real estate owned, net	10,358	22,480
Stock in Federal Home Loan Bank, at cost	8,412	16,346
Premises and equipment, net	38,251	39,155
Accrued interest receivable	4,146	5,573
Core deposit intangible	3,038	3,671
Bank owned life insurance	21,645	21,207
FDIC prepaid expense	2,658	4,351
Income tax receivable	461	1,809
Other assets	5,996	6,138
Total assets	$1,481,192	$1,563,575

Liabilities:
Deposits
Noninterest-bearing	$134,597	$142,084
Interest-bearing	1,147,754	1,190,468
Total deposits	1,282,351	1,332,552
Borrowings	5,567	9,322
Advance payments by borrowers taxes and insurance	10,705	10,976
Accrued interest payable and other liabilities	9,679	10,868
Total liabilities	1,308,302	1,363,718
Commitments and contingent liabilities
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,072,966 shares issued at December 31, 2012 and 2011	211	211
Additional paid-in capital	193,590	193,801
Retained earnings (deficit)	(9,796)	17,946
Unearned Employee Stock Ownership Plan shares	(12,233)	(13,212)
Accumulated other comprehensive income	1,118	1,111
Total stockholders’ equity	172,890	199,857
Total liabilities and stockholders’ equity	$1,481,192	$1,563,575

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the years ended December 31,
	2012	2011	2010
Interest and dividend income
Loans, including fees	$58,716	$66,706	$60,926
Securities	1,485	2,665	3,488
Other	526	337	522
Total interest income	60,727	69,708	64,936
Interest expense
Deposits	4,343	6,693	12,333
Borrowings	104	222	853
Total interest expense	4,447	6,915	13,186
Net interest income	56,280	62,793	51,750
Provision for loan losses	31,522	22,723	12,083
Net interest income after provision for loan losses	24,758	40,070	39,667
Noninterest income
Deposit service charges and fees	2,176	2,667	3,020
Other fee income	1,522	1,598	1,868
Insurance commissions and annuities income	510	659	775
Gain on sale of loans, net	841	340	501
Gain on sale of securities	—	—	31
Loss on disposition of premises and equipment, net	(156)	(19)	(19)
Loan servicing fees	486	538	604
Amortization and impairment of servicing assets	(320)	(267)	(475)
Earnings on bank owned life insurance	438	626	430
Trust	733	676	44
Other	622	499	349
Total noninterest income	6,852	7,317	7,128
Noninterest expense
Compensation and benefits	25,751	26,027	26,339
Office occupancy and equipment	6,840	7,319	6,380
Advertising and public relations	689	890	1,277
Information technology	4,638	4,182	3,733
Supplies, telephone, and postage	1,687	1,698	1,596
Amortization of intangibles	633	1,689	1,595
Nonperforming asset management	5,211	4,431	3,342
Operations of other real estate owned	7,491	6,335	3,972
FDIC insurance premiums	1,779	1,441	2,126
Acquisition costs	—	1,761	81
Goodwill impairment	—	23,862	—
Other	4,000	4,073	3,408
Total noninterest expense	58,719	83,708	53,849
Loss before income taxes	(27,109)	(36,321)	(7,054)
Income tax expense (benefit)	—	12,375	(2,747)
Net loss	$(27,109)	$(48,696)	$(4,307)
Basic loss per common share	$(1.36)	$(2.46)	$(0.22)
Diluted loss per common share	$(1.36)	$(2.46)	$(0.22)
Weighted average common shares outstanding	19,888,517	19,770,023	19,664,109
Diluted weighted average common shares outstanding	19,888,517	19,770,023	19,664,109

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the years ended December 31,
	2012	2011	2010
Net loss	$(27,109)	$(48,696)	$(4,307)
Unrealized holding gain (loss) arising during the period	7	(1,113)	(50)
Tax effect	—	424	19
Recognized gain from sales during the period	—	—	(31)
Tax effect	—	—	12
Other comprehensive loss, net of tax effect	7	(689)	(50)

Comprehensive loss	$(27,102)	$(49,385)	$(4,357)

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income (Loss)	Total
Balance at January 1, 2010	$214	$195,177	$81,531	$(15,169)	$1,850	$263,603
Net loss	—	—	(4,307)	—	—	(4,307)
Other comprehensive income, net of tax effects	—	—	—	—	(50)	(50)
Purchase and retirement of common stock (356,411 shares)	(3)	(3,121)	—	—	—	(3,124)
Nonvested stock awards-stock-based compensation expense	—	2,155	—	—	—	2,155
Cash dividends declared on common stock ($0.28 per share)	—	—	(5,946)	—	—	(5,946)
ESOP shares earned	—	(25)	—	979	—	954
Balance at December 31, 2010	$211	$194,186	$71,278	$(14,190)	$1,800	$253,285
Net loss	—	—	(48,696)	—	—	(48,696)
Other comprehensive income, net of tax effects	—	—	—	—	(689)	(689)
Nonvested stock awards-stock-based compensation expense	—	53	—	—	—	53
Cash dividends declared on common stock ($0.22 per share)	—	—	(4,636)	—	—	(4,636)
ESOP shares earned	—	(438)	—	978	—	540
Balance at December 31, 2011	$211	$193,801	$17,946	$(13,212)	$1,111	$199,857
Net loss	—	—	(27,109)	—	—	(27,109)
Other comprehensive income, net of tax effects	—	—	—	—	7	7
Nonvested stock awards-stock-based compensation expense	—	41	—	—	—	41
Cash dividends declared on common stock ($0.03 per share)	—	—	(633)	—	—	(633)
ESOP shares earned	—	(252)	—	979	—	727
Balance at December 31, 2012	$211	$193,590	$(9,796)	$(12,233)	$1,118	$172,890

See accompanying notes to consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net loss	$(27,109)	$(48,696)	$(4,307)
Adjustments to reconcile to net loss to net cash from operating activities
Provision for loan losses	31,522	22,723	12,083
Goodwill impairment	—	23,862	—
ESOP shares earned	727	540	954
Stock–based compensation expense	41	53	2,155
Depreciation and amortization	4,546	4,559	4,449
Amortization of premiums and discounts on securities and loans	(2,502)	(1,290)	(21)
Amortization of core deposit and other intangible assets	633	1,689	1,588
Amortization and impairment of servicing assets	320	267	475
Net change in net deferred loan origination costs	163	469	324
Net loss on sale of other real estate owned	253	15	415
Net gain on sale of loans	(841)	(340)	(501)
Net gain on sale of securities	—	—	(31)
Net loss disposition of premises and equipment	156	19	19
Loans originated for sale	(18,639)	(16,466)	(19,666)
Proceeds from sale of loans	20,984	17,604	17,451
REO valuation adjustments	5,559	3,970	2,392
Net change in:
Deferred income tax	—	12,419	(2,742)
Accrued interest receivable	1,427	172	721
Earnings on bank owned life insurance	(438)	(626)	(430)
Other assets	1,400	(70)	9,759
Accrued interest payable and other liabilities	(1,189)	(894)	(210)
Net cash from operating activities	17,013	19,979	24,877
Cash flows from investing activities
Securities
Proceeds from maturities	30,590	34,101	1,730
Proceeds from principal repayments	19,668	30,692	30,075
Proceeds from sales of securities	—	9,677	31
Purchases of securities	(35,360)	(37,557)	(50,489)
Loans receivable
Principal payments on loans receivable	518,330	632,918	817,376
Purchases of loans	(5,641)	(154,174)	(2,738)
Originated for investment	(364,596)	(573,185)	(676,424)
Proceeds from sale of loans	10,988	—	—
Proceeds of redemption of Federal Reserve Bank stock	—	155	—
Proceeds of redemption of Federal Home Loan Bank of Chicago stock	7,934	—	—
Proceeds from sale of other real estate owned	13,154	9,074	4,091
Purchase of premises and equipment, net	(2,335)	(2,370)	(1,067)
Cash acquired in acquisition	—	61,619	—
Net cash from investing activities	192,732	10,950	122,585

(Continued)

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2012	2011	2010
Cash flows from financing activities
Net change in deposits	$(50,026)	$(115,589)	$1,982
Net change in borrowings	(3,755)	(14,427)	(27,035)
Net change in advance payments by borrowers for taxes and insurance	(271)	3,617	(727)
Repurchase and retirement of common stock	—	—	(3,124)
Cash dividends paid on common stock	(633)	(4,636)	(5,946)
Net cash from financing activities	(54,685)	(131,035)	(34,850)
Net change in cash and cash equivalents	155,060	(100,106)	112,612
Beginning cash and cash equivalents	120,704	220,810	108,198
Ending cash and cash equivalents	$275,764	$120,704	$220,810

Supplemental disclosures of cash flow information:
Interest paid	$4,502	$6,849	$13,575
Income taxes paid	—	3	1,300
Income taxes refunded	1,423	761	11,291
Loans transferred to other real estate owned	7,035	14,132	17,437
Loans transferred to held for sale	12,740	—	—

Supplemental disclosures of noncash investing activities – Acquisition:
Noncash assets acquired:
Securities	$—	$10,177	$—
Loans receivable	—	118,147	—
Other real estate owned	—	6,965	—
Stock in Federal Home Loan Bank and Federal Reserve Bank	—	903	—
Goodwill	—	1,296	—
Premises and equipment, net	—	7,442	—
Accrued interest receivable	—	355	—
Core deposit intangible	—	2,660	—
FDIC prepaid expense	—	774	—
Income tax receivable	—	774	—
Deferred taxes, net	—	2,662	—
Other assets	—	42	—
Total noncash items acquired	—	152,197	—
Liabilities assumed:
Deposits	—	212,939	—
Advance payments by borrowers taxes and insurance	—	34	—
Accrued interest payable and other liabilities	—	843	—
Total liabilities assumed	—	213,816	—
Cash and cash equivalents acquired	$—	$61,619	$—

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
Held for investment loans that have been transferred to held-for-sale are carried at the lower of cost or fair value. For held-for-sale loans, any decreases in value after transfer below cost are recognized in mortgage banking revenue in the Consolidated Statements of Operations and increases in fair value above cost are not recognized until the loans are sold. The credit component of any write down upon transfer to held-for-sale is reflected in charge-offs to the allowance for loan losses.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair market value is determined based on quoted market rates and our judgment of relevant market conditions. Gains and losses on the disposition of loans held-for-sale are determined on the specific identification method. Transferred mortgage loans sold in the secondary market are sold without retaining servicing rights.
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
Impaired Loans: Impaired loans consist of nonaccrual loans and troubled debt restructurings (“TDRs”). A loan is considered impaired when, based on current information and events, management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan's observable fair value, the fair value of the underlying collateral less selling costs if the loan is collateral-dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate. If the measurement of the impaired loan is less than the recorded investment in the loan, the bank's allowance for the impaired collateral dependent loan under ASC 310-10-35 is based on fair value (less costs to sell), but the charge- off (the confirmed “loss”) is based on the higher appraised value. The remaining recorded investment in the loan after the charge-off will have a loan loss allowance for the amount by which the estimated fair value of the collateral (less costs to sell) is less than its appraised value.
Impaired loans with specific reserves are reviewed quarterly for any changes that would affect the specific reserve. Any impaired loan for which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination has been made.
At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than a year old, a new appraisal is obtained on the underlying collateral. Appraisals are updated with a new independent appraisal at least annually and are formally reviewed by our internal appraisal department upon receipt of a new appraisal. All impaired loans and their related reserves are reviewed and updated each quarter. With an immaterial number of exceptions, all appraisals and internal reviews are current under this methodology at December 31, 2012.
Purchased Impaired Loans: Purchased impaired loans are recorded at their estimated fair values on the respective purchase dates and are accounted for prospectively based on expected cash flows. No allowance for credit losses is recorded on these loans at the acquisition date. In determining the acquisition date fair value of purchased impaired loans, and in subsequent accounting, the Company reviews these loans on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date (''accretable yield'') are recorded as interest income over the life of the loans if the timing and amount of the future cash flows can be reasonably estimated. The non-accretable yield represents estimated losses in the portfolio and is equal to the difference between contractually required payments and the cash flows expected to be collected at acquisition.
Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized by recording a charge-off through the allowance for loan losses.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Troubled Debt Restructurings: A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses.
In determining whether a debtor is experiencing financial difficulties, the Company considers if the debtor is in payment default or would be in payment default in the foreseeable future without the modification, the debtor declared or is in the process of declaring bankruptcy, there is substantial doubt that the debtor will continue as a going concern, the debtor has securities that have been or are in the process of being delisted, the debtor's entity-specific projected cash flows will not be sufficient to service any of its debt, or the debtor cannot obtain funds from sources other than the existing creditors at a market rate for debt with similar risk characteristics.
In determining whether the Company has granted a concession, the Company assesses, if it does not expect to collect all amounts due, whether the current value of the collateral will satisfy the amounts owed, whether additional collateral or guarantees from the debtor will serve as adequate compensation for other terms of the restructuring, and whether the debtor otherwise has access to funds at a market rate for debt with similar risk characteristics.
A loan that is modified at a market rate of interest will not be classified as troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms. Payment performance prior and subsequent to the restructuring is taken into account in assessing whether it is likely that the borrower can meet the new terms. This may result in the loan being returned to accrual at the time of restructuring. A period of sustained repayment for at least six months generally is required for return to accrual status.
Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year of the restructuring that the historical payment performance has been established.
Allowance for Loan Losses: The Company establishes provisions for loan losses, which are charged to the Company’s results of operations to maintain the allowance for loan losses to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, the Company considers past and current loss experience, trends in classified loans, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from the estimates as more information becomes available or events change.
The Company provides for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors that, in our judgment, deserve current recognition in estimating probable incurred credit losses. The Company reviews the loan portfolio on an ongoing basis and makes provisions for loan losses on a quarterly basis to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists of two components:

•
specific allowances established for any impaired residential non-owner occupied mortgage, multi-family mortgage, nonresidential real estate, construction and land, commercial, and commercial lease loans for which the recorded investment in the loan exceeds the measured value of the loan; and

•
general allowances for loan losses for each loan class based on historical loan loss experience; and adjustments to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable incurred credit losses for each loan class. If the remaining unamortized discount related to a specific pool of purchased performing loans exceeds the estimated credit losses associated with these loans, no general valuation allowance is recorded against the loans.

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
The loss ratio used in computing the required general loan loss reserve allowance for a given class of loan consists of (i) the actual loss ratio (measured on a weighted, rolling twelve-quarter basis), (ii) the change in credit quality within the specific loan class during the period, (iii) the actual inherent risk factor assigned to the specific loan class and (iv) the actual concentration of risk factor assigned to the specific loan class (collectively, “the Specific Loan Class Risk Factors”). The Specific Loan Class Risk Factors are weighted equally in the calculation. In addition, two additional quantitative factors, the National Economic risk factor and the Local Economic risk factor, are also components of the computation but are given different weightings in their computation due to their relative applicability to the specific loan class in the context of the effect of national and local economic conditions on their risk profile and performance.
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
Other Real Estate Owned: Real estate properties acquired in collection of a loan are initially recorded at fair value less cost to sell at acquisition, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating expenses, gains and losses on disposition, and changes in the valuation allowance are reported in noninterest expense as operations of other real estate owned ("OREO").
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
Goodwill and Other Intangible Assets: Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the Company’s only intangible asset with an indefinite life. The annual impairment analysis of goodwill includes identification of reporting units, the determination of the carrying value of each reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of each reporting unit. The Company identified one significant reporting unit—banking operations. The Company determined the fair value of our reporting unit and

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test.
Our annual impairment analysis as of December 31, 2011, indicated that the step two analysis was necessary. It was determined that the implied value of goodwill was less than the carrying amount, and the Company reduced the full carrying amount of goodwill with a charge to earnings. Step one of our annual impairment analysis performed in 2010 indicated that there was no impairment in our goodwill, as the fair value of the reporting unit exceeded the carrying amount.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. At December 31, 2012 and 2011, after considering both positive and negative evidence, the Company determined that a full valuation allowance for deferred tax assets was required.
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
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements as of December 31, 2012.
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
Recent Accounting Pronouncements
In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibited continued exclusive presentation of Other Comprehensive Income in the statement of stockholders' equity. The update required that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update became effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update only changed the manner in which our Other Comprehensive Income is disclosed.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 2 - LOSS PER SHARE

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

	Year Ended December 31,
	2012	2011	2010
Net loss available to common stockholders	$(27,109)	$(48,696)	$(4,307)
Average common shares outstanding	21,072,966	21,072,966	21,208,600
Less:
Unearned ESOP shares	(1,182,495)	(1,294,478)	(1,441,668)
Unvested restricted stock shares	(1,954)	(8,465)	(102,823)
Weighted average common shares outstanding	19,888,517	19,770,023	19,664,109
Add - Net effect of dilutive stock options and unvested restricted stock	—	—	—
Weighted average dilutive common shares outstanding	19,888,517	19,770,023	19,664,109
Basic loss per common share	$(1.36)	$(2.46)	$(0.22)
Diluted loss per common share	$(1.36)	$(2.46)	$(0.22)
Number of antidilutive stock options excluded from the diluted earnings per share calculation	—	2,075,553	2,287,553
Weighted average exercise price of anti-dilutive option shares	$—	$16.54	$16.52

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Certificates of deposit	$33,456	$—	$—	$33,456
Municipal securities	350	19	—	369
Equity mutual fund	500	28	—	528
Mortgage-backed securities - residential	32,572	1,661	—	34,233
Collateralized mortgage obligations - residential	9,111	95	(2)	9,204
SBA-guaranteed loan participation certificates	42	—	—	42
	$76,031	$1,803	$(2)	$77,832
December 31, 2011
Certificates of deposit	$30,448	$—	$—	$30,448
Municipal securities	515	36	—	551
Equity mutual fund	500	24	—	524
Mortgage-backed securities - residential	34,691	1,385	—	36,076
Collateralized mortgage obligations - residential	24,837	372	(23)	25,186
SBA-guaranteed loan participation certificates	47	—	—	47
	$91,038	$1,817	$(23)	$92,832

Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at December 31, 2012 and 2011.
The amortized cost and fair values of securities at December 31, 2012 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2012
	Amortized Cost	Fair Value
Due in one year or less	$33,626	$33,632
Due after one year through five years	180	193
	33,806	33,825
Equity mutual fund	500	528
Mortgage-backed securities - residential	32,572	34,233
Collateralized mortgage obligations - residential	9,111	9,204
SBA-guaranteed loan participation certificates	42	42
Total	$76,031	$77,832
Investment securities available for sale with carrying amounts of $9.4 million and $10.4 million at December 31, 2012 and 2011, respectively, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 3 – SECURITIES (continued)

Sales of securities were as follows:

	2012	2011	2010
Proceeds	$—	$9,677	$31
Gross gains	—	—	31
Gross losses	—	—	—
Securities with unrealized losses at December 31, 2012 and 2011 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2012
Collateralized mortgage obligations - residential	$—	$—	$1,956	$2	$1,956	$2
2011
Collateralized mortgage obligations - residential	$—	$—	$2,134	$23	$2,134	$23
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
A collateralized mortgage obligation that the Company holds in its investment portfolio remained in an unrealized loss position at December 31, 2012, but the unrealized loss was not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell this security, and it is likely that the Company will not be required to sell the security before its anticipated recovery occurs.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 – LOANS RECEIVABLE

Loans receivable are as follows:

	December 31,
	2012	2011
One-to-four family residential real estate loans	$218,596	$272,032
Multi-family mortgage loans	352,019	423,615
Nonresidential real estate loans	264,672	311,641
Construction and land loans	8,552	19,852
Commercial loans	61,388	93,932
Commercial leases	139,783	134,990
Consumer loans	2,745	2,147
Total loans	1,047,755	1,258,209
Net deferred loan origination costs	745	908
Allowance for loan losses	(18,035)	(31,726)
Loans, net	$1,030,465	$1,227,391
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
The Company originates real estate loans principally secured by first liens on nonresidential real estate. The nonresidential real estate properties are predominantly office buildings, light industrial buildings, shopping centers and mixed-use developments and, to a lesser extent, more specialized properties such as nursing homes and other healthcare facilities. The Company may, from time to time, purchase commercial real estate loan participations.
Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. In general, loan amounts range between $250,000 and $3.0 million. Approximately 14% of the collateral is located outside of our primary market area; however, we do not have a concentration in any single market outside of our primary market territory. In underwriting multi-family mortgage loans, the Company consider a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 115% for loans below $400,000 and 120% for loans above $400,000, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family mortgage loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. Personal guarantees are usually obtained from multi-family mortgage borrowers.
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
The Company’s commercial leases are secured primarily by technology equipment, medical equipment, material handling equipment and other capital equipment. Lessees tend to be publicly-traded companies with investment-grade rated debt or companies that have not issued public debt and therefore do not have a public debt rating. The Company requires that a minimum of 50% of our commercial lessees have an investment grade public debt rating by Moody’s or Standard & Poors, or the equivalent. Commercial leases to these entities have a maximum maturity of seven years and a maximum outstanding credit exposure of $10.0 million to any single entity. Lessees without public debt ratings generally have net worth in excess of $25.0 million. If the lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other customer. Commercial leases to these lessees have a maximum maturity of five years and a maximum outstanding credit exposure of $3.0 million to any single entity. In addition, the Company will originate commercial leases to lessees with below-investment grade public debt ratings, but these leases are limited to 10% of our commercial lease portfolio and have a maximum outstanding credit exposure of $2.0 million to any single entity. Lease loans are almost always fully amortizing, with fixed interest rates.
Although the Company does not actively originate construction and land loans presently, construction and land loans generally consist of land acquisition loans to help finance the purchase of land intended for further development, including single-family homes, multi-family housing and commercial income property, development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. These builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder, often in conjunction with development loans. Construction and land loans typically involve a higher degree of credit risk than financing on improved, owner-occupied real estate. The risk of loss on construction and land loans is largely dependent upon the accuracy of the initial appraisal of the property’s value upon

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 – LOANS RECEIVABLE (continued)

completion of construction or development; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. The Company seeks to minimize these risks by maintaining consistent lending policies and underwriting standards. However, if the estimate of value proves to be inaccurate, the cost of completion is greater than expected, the length of time to complete and/or sell or lease the collateral property is greater than anticipated, or if there is a downturn in the local economy or real estate market, the property could have a value upon completion that is insufficient to assure full repayment of the loan. This could have a material adverse effect on the quality of the construction and land loan portfolio, and could result in significant losses or delinquencies.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
December 31, 2012
One-to-four family residential real estate loans	$137	$5	$4,584	$4,726	$5,256	$380	$212,960	$218,596
Multi-family mortgage loans	729	—	3,851	4,580	4,801	—	347,218	352,019
Nonresidential real estate loans	401	8	5,136	5,545	11,918	2,568	250,186	264,672
Construction and land loans	294	96	641	1,031	2,210	1,021	5,321	8,552
Commercial loans	23	1	1,300	1,324	256	20	61,112	61,388
Commercial leases	—	—	666	666	—	—	139,783	139,783
Consumer loans	—	—	163	163	—	—	2,745	2,745
Total	$1,584	$110	$16,341	$18,035	$24,441	$3,989	$1,019,325	1,047,755
Net deferred loan origination costs								745
Allowance for loan losses								(18,035)
Loans, net								$1,030,465

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchase impaired loans	Collectively evaluated for impairment	Total
December 31, 2011
One-to-four family residential real estate loans	$1,883	$4,220	$6,103	$14,181	$3,941	$253,910	$272,032
Multi-family mortgage loans	1,881	4,201	6,082	20,380	1,418	401,817	423,615
Nonresidential real estate loans	8,126	5,630	13,756	32,669	3,375	275,597	311,641
Construction and land loans	959	725	1,684	3,263	4,788	11,801	19,852
Commercial loans	2,079	1,460	3,539	3,160	1,078	89,694	93,932
Commercial leases	22	482	504	22	—	134,968	134,990
Consumer loans	3	55	58	3	—	2,144	2,147
Total	$14,953	$16,773	$31,726	$73,678	$14,600	$1,169,931	1,258,209
Net deferred loan origination costs							908
Allowance for loan losses							(31,726)
Loans, net							$1,227,391

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 – LOANS RECEIVABLE (continued)

 Activity in the allowance for loan losses is as follows:

	For the Years ended December 31,
	2012	2011	2010
Beginning balance	$31,726	$22,180	$18,622
Loans charged offs:
One-to-four family residential real estate loans	(12,366)	(5,316)	(2,292)
Multi-family mortgage loans	(7,203)	(3,514)	(2,385)
Nonresidential real estate loans	(18,167)	(698)	(2,897)
Construction and land loans	(4,311)	(2,519)	(525)
Commercial loans	(4,960)	(1,394)	(1,174)
Commercial leases	(121)	(72)	—
Consumer loans	(103)	(93)	(16)
	(47,231)	(13,606)	(9,289)
Recoveries:
One-to-four family residential real estate loans	233	51	69
Multi-family mortgage loans	539	125	3
Nonresidential real estate loans	328	73	633
Construction and land loans	250	—	58
Commercial loans	626	173	1
Commercial leases	—	—	—
Consumer loans	42	7	—
	2,018	429	764
Net charge-off	(45,213)	(13,177)	(8,525)
Provision for loan losses	31,522	22,723	12,083
Ending balance	$18,035	$31,726	$22,180
Impaired loans
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
Less reserve for uncollected interest
= Recorded investment

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 – LOANS RECEIVABLE (continued)

The following table presents loans individually evaluated for impairment by class loans, excluding purchased impaired loans:

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2012
With no related allowance recorded:
One-to-four family residential real estate loans	$5,250	$4,216	$1,027	$—	$2,814	$149
One-to-four family residential real estate loans - non-owner occupied	567	534	34	—	4,322	90
Multi-family mortgage loans	2,959	2,106	819	—	9,303	189
Wholesale commercial lending	—	—	—	—	—	—
Nonresidential real estate loans	11,850	9,220	2,490	—	6,218	347
Land loans	—	—	—	—	409	—
Commercial loans - secured	—	—	—	—	137	—
Commercial loans - unsecured	529	52	477	—	25	21
Commercial loans - other	—	—	—	—	23	3
	21,155	16,128	4,847	—	23,251	799
With an allowance recorded:
One-to-four family residential real estate loans	—	—	—	—	2,500	—
One-to-four family residential real estate loans - non-owner occupied	626	499	128	137	1,996	13
Multi-family mortgage loans	3,182	2,645	521	729	6,562	20
Nonresidential real estate loans	2,825	2,549	266	401	21,077	20
Land loans	3,812	2,210	1,602	294	2,933	113
Commercial loans - secured	386	204	182	23	1,849	—
Commercial loans - unsecured	—	—	—	—	267	—
Non-rated commercial leases	—	—	—	—	36	—
Consumer loans	—	—	—	—	2	—
	10,831	8,107	2,699	1,584	37,222	166
Total	$31,986	$24,235	$7,546	$1,584	$60,473	$965

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 – LOANS RECEIVABLE (continued)

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2011
With no related allowance recorded:
One-to-four family residential real estate loans	$2,329	$2,171	$—	$—	$623	$24
One-to-four family residential real estate loans - non-owner occupied	5,945	5,816			2,499	266
Multi-family mortgage loans	8,910	8,885	—	—	5,567	378
Wholesale commercial lending	3,304	3,300	—	—	338	35
Nonresidential real estate loans	7,304	7,240	—	—	5,977	275
Construction loans	—	—	—	—	77	—
Land loans	—	—	—	—	70	—
Commercial loans - secured	237	238	—	—	448	45
Commercial loans - other	—	—	—	—	—	41
Non-rated commercial leases	—		—	—	44	15
	28,029	27,650	—	—	15,643	1,079
With an allowance recorded:
One-to-four family residential real estate loans	3,970	3,962	—	1,055	1,406	2
One-to-four family residential real estate loans - non-owner occupied	1,937	1,931	—	828	2,962	—
Multi-family mortgage loans	8,166	8,135	—	1,881	4,307	5
Wholesale commercial lending	—	—	—	—	4,066	—
Nonresidential real estate loans	25,365	25,210	—	8,126	12,134	75
Construction loans	—	—	—	—	1,392	—
Land loans	3,263	3,251	—	959	2,128	82
Commercial loans - secured	2,869	2,867	—	2,048	3,253	—
Commercial loans - unsecured	54	54	—	31	150	—
Commercial loans - other	—	—	—	—	22	—
Non-rated commercial leases	22	22	—	22	98	—
Consumer loans	3	3	—	3	—	—
	45,649	45,435	—	14,953	31,918	164
Total	$73,678	$73,085	$—	$14,953	$47,561	$1,243

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 – LOANS RECEIVABLE (continued)

Purchased Impaired Loans
As a result of its acquisition of Downers Grove National Bank (see Note 18 – Acquisitions), the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. The carrying amount of these purchased impaired loans is as follows:

	December 31,
	2012	2011
One–to–four family residential real estate loans	$380	$3,941
Multi-family mortgage loans	—	1,418
Nonresidential real estate loans	2,568	3,375
Construction loans	—	813
Land loans	1,021	3,975
Commercial loans	20	1,078
Outstanding balance	$3,989	$14,600
Carrying amount, net of allowance ($110 at December 31, 2012, none at December 31, 2011)	$3,879	$14,600
Accretable yield, or income expected to be collected, related to purchased impaired loans is as follows:

	For the Years ended December 31,
	2012	2011
Beginning balance	$2,270	$—
New loans purchased	—	3,410
Disposals	745	—
Accretion of income	1,329	1,140
Ending balance	$196	$2,270
For the above purchased impaired loans, the Company increased the allowance for loan losses by $110,000 for the year ended December 31, 2012. No allowance for loan losses was recorded for these loans for the year ended December 31, 2011.
Purchased impaired loans for which it was probable at the date of acquisition that all contractually required payments would not be collected are as follows:

	December 31,
	2012	2011
Contractually required payments receivable of loans purchased:
One-to-four family residential real estate loans	$1,143	$5,886
Multi-family mortgage loans	—	3,456
Nonresidential real estate loans	3,884	5,395
Construction loans	—	1,314
Land loans	1,600	8,152
Commercial loans	597	7,672
Consumer loans	—	33
	$7,224	$31,908

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 – LOANS RECEIVABLE (continued)

At acquisition, cash flows expected to be collected were $18.8 million, compared to the fair value of purchased impaired loans of $15.4 million.
Nonaccrual loans
The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans, excluding purchased impaired loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, still accruing
December 31, 2012
One-to-four family residential real estate loans	$7,286	$6,154	$70
One-to-four family residential real estate loans – non owner occupied	1,420	1,145	—
Multi-family mortgage loans	5,246	3,517	242
Nonresidential real estate loans	12,249	8,985	—
Land loans	3,817	2,210	—
Commercial loans – secured	386	204	—
Commercial loans – unsecured	552	52	20
Non-rated commercial leases	—	—	—
Consumer loans	—	—	—
	$30,956	$22,267	$332
December 31, 2011
One-to-four family residential real estate loans	$6,199	$6,191	$40
One-to-four family residential real estate loans – non owner occupied	4,510	4,431	—
Multi-family mortgage loans	14,983	14,807	—
Nonresidential real estate loans	30,396	29,927	125
Land loans	3,263	3,246	185
Commercial loans – secured	2,885	2,867	—
Commercial loans – unsecured	55	53	—
Non-rated commercial leases	22	22	—
Consumer loans	3	3	—
	$62,316	$61,547	$350
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $942,000 and $2.7 million at December 31, 2012 and 2011, respectively. Except for purchased impaired loans, when a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 – LOANS RECEIVABLE (continued)

Past Due Loans
The following tables presents the aging of the recorded investment in past due loans at December 31, 2012 by class of loans:

	30-59 Days Past Due		60-89 Days Past Due		90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$1,584		$778		$4,463	$6,825	$153,279	$160,104
One-to-four family residential real estate loans - non-owner occupied	855		579		249	1,683	55,906	57,589
Multi-family mortgage loans	5,393		3,049		3,218	11,660	291,103	302,763
Wholesale commercial lending	1,481		—		—	1,481	44,342	45,823
Nonresidential real estate loans	863		398		5,508	6,769	252,368	259,137
Land loans	702		1,220		630	2,552	4,956	7,508
Commercial loans:
Secured	659		3		204	866	22,336	23,202
Unsecured	81		78		16	175	5,774	5,949
Municipal loans	—		—		—	—	4,752	4,752
Warehouse lines	—		—		—	—	2,989	2,989
Health care	—		—		—	—	17,601	17,601
Other	—		—		—	—	6,977	6,977
Commercial leases:
Investment rated commercial leases	—		—		—	—	102,724	102,724
Below investment grade	—		—		—	—	9,294	9,294
Non-rated	—		—		—	—	25,657	25,657
Lease pools	—		—		—	—	3,028	3,028
Consumer loans	15		—		—	15	2,741	2,756
Total	$11,633	(1)	$6,105	(1)	$14,288	$32,026	$1,005,827	$1,037,853

(1)	38% of the combined 30–89 days past due loans have matured and are in the process of analysis and renewal.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Purchased impaired loans
One-to-four family residential real estate loans - non-owner occupied	$327	$—	$53	$380	$—	$380
Multi-family mortgage loans	—	—	—	—	—	—
Nonresidential real estate loans	—	—	1,125	1,125	1,443	2,568
Construction loans	—	—	—	—	—	—
Land loans	—	—	1,021	1,021	—	1,021
Commercial loans – secured	—	—	20	20	—	20
Commercial loans – unsecured	—	—	—	—	—	—
Total	$327	$—	$2,219	$2,546	$1,443	$3,989

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 – LOANS RECEIVABLE (continued)

The following tables presents the aging of the recorded investment in past due loans as December 31, 2011 by class of loans:

	30-59 Days Past Due		60-89 Days Past Due		Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$2,259		$599		$5,640	$8,498	$182,895	$191,393
One-to-four family residential real estate loans - non-owner occupied	2,307		119		2,830	5,256	71,107	76,363
Multi-family mortgage loans	6,002		4,158		12,575	22,735	328,154	350,889
Wholesale commercial lending	785		—		—	785	67,051	67,836
Nonresidential real estate loans	3,381		6,183		17,019	26,583	279,415	305,998
Construction loans	—		520		—	520	1,336	1,856
Land loans	5,409		1,152		434	6,995	6,273	13,268
Commercial loans:
Secured	17		—		2,867	2,884	26,193	29,077
Unsecured	435		3		54	492	9,387	9,879
Municipal loans	—		—		—	—	6,471	6,471
Warehouse lines	—		—		—	—	9,862	9,862
Health care	—		—		—	—	29,510	29,510
Other	—		—		—	—	8,425	8,425
Commercial leases:
Investment rated commercial leases	294		—		—	294	84,378	84,672
Below investment grade	—		—		—	—	6,263	6,263
Non-rated	290		—		22	312	37,053	37,365
Lease pools	—		—		—	—	7,823	7,823
Consumer loans	8		—		—	8	2,152	2,160
Total	$21,187	(1)	$12,734	(1)	$41,441	$75,362	$1,163,748	$1,239,110

(1)	46% of the combined 30–89 days past due loans have matured and are in the process of analysis and renewal.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Purchased impaired loans
One-to-four family residential real estate loans - non-owner occupied	$—	$—	$2,835	$2,835	$1,087	$3,922
Multi-family mortgage loans	—	—	1,418	1,418	—	1,418
Nonresidential real estate loans	996	—	1,681	2,677	688	3,365
Construction loans	—	—	813	813	—	813
Land loans	—	—	3,578	3,578	369	3,947
Commercial loans – secured	—	—	807	807	162	969
Commercial loans – unsecured	—	—	34	34	—	34
Total	$996	$—	$11,166	$12,162	$2,306	$14,468

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 – LOANS RECEIVABLE (continued)

Troubled Debt Restructurings
The Company evaluates loan extensions or modifications in accordance with FASB ASC 310–40 with respect to the classification of the loan as a TDR. In general, if the Company grants a loan extension or modification to a borrower for other than an insignificant period of time that includes a below–market interest rate, principal forgiveness, payment forbearance or other concession intended to minimize the economic loss to the Company, the loan extension or loan modification is classified as a TDR. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal then due and payable, management measures any impairment on the restructured loan in the same manner as for impaired loans as noted above.
The Company had $11.2 million of TDRs at December 31, 2012, compared to $18.1 million at December 31, 2011, with $318,000 and $1.2 million in specific valuation reserves allocated at December 31, 2012 and 2011, respectively. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.
The following table presents loans classified as TDRs:

	December 31,
	2012	2011
One-to-four family residential real estate	$2,802	$5,619
Multi-family mortgage	1,201	5,783
Nonresidential real estate	5,189	2,220
Commercial loans – secured	—	238
Troubled debt restructured loans – accrual loans	9,192	13,860
One-to-four family residential real estate	767	556
Multi-family mortgage	938	717
Nonresidential real estate	270	2,960
Consumer loans	—	3
Troubled debt restructured loans – nonaccrual loans	1,975	4,236
Total troubled debt restructured loans	$11,167	$18,096
During the years ending December 31, 2012 and 2011, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDRs that occurred during the year:

	For the years ended December 31,
	2012			2011
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	24	$2,091	$2,091	28	$2,863	$2,535
One-to-four family residential real estate - non-owner occupied	—	—	—	3	9,178	7,550
Multi-family mortgage	1	700	503	4	2,091	2,070
Wholesale commercial lending	—	—	—	1	2,762	2,762
Nonresidential real estate	7	7,147	5,062	3	1,283	1,033
Commercial loans - secured	—	—	—	3	277	238
Consumer loans	—	—	—	1	3	3
Total	32	$9,938	$7,656	43	$18,457	$16,191

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 – LOANS RECEIVABLE (continued)

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the year ended December 31, 2012
One-to-four family residential real estate	$508	$1,583	$—	$2,091
Multi-family mortgage	—	—	503	503
Nonresidential real estate	—	—	5,062	5,062
Total	$508	$1,583	$5,565	$7,656
For the year ended December 31, 2011
One-to-four family residential real estate	$110	$2,394	$30	$2,534
One-to-four family residential real estate - non-owner occupied	—	1,556	5,994	7,550
Multi-family mortgage	2,070	—	—	2,070
Wholesale commercial lending	—	—	2,763	2,763
Nonresidential real estate	—	—	1,033	1,033
Commercial loans - secured	—	238	—	238
Consumer loans	—	—	3	3
Total	$2,180	$4,188	$9,823	$16,191
The TDRs described above decreased interest income by $9,000 and $113,000, increased the allowance for loan losses by $62,000 and $802,000 and resulted in charge offs of $2.0 million and $1.7 million during the years ending December 31, 2012 and 2011, respectively.
The following table presents TDRs for which there was a payment default within twelve months following the modification during the years ending December 31, 2012 and 2011:

	2012		2011
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	5	$864	2	$4,004
Nonresidential real estate	4	3,308	2	1,635
Total	9	$4,172	4	$5,639
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The TDRs that subsequently defaulted described above had no material impact on the allowance for loans losses during the years ending December 31, 2012 and 2011.
The terms of certain other loans were modified during the year ending December 31, 2012 that did not meet the definition of a TDR. These loans have a total recorded investment of $1.4 million and $7.6 million at December 31, 2012 and 2011. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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
Substandard. Loans categorized as substandard continue to accrue interest, but exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. The loans continue to accrue interest because they are well secured and collection of principal and interest is expected within a reasonable time. The risk rating guidance published by the Office of the Comptroller of the Currency clarifies that a loan with a well-defined weakness does not have to present a probability of default for the loan to be rated Substandard, and that an individual loan’s loss potential does not have to be distinct for the loan to be rated Substandard.
Nonaccrual. An asset classified Nonaccrual has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The loans were placed on nonaccrual status.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.
As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$152,711	$—	$1,428	$6,158	$160,297
One-to-four family residential real estate loans non-owner occupied	51,849	1,486	3,440	1,524	58,299
Multi-family mortgage loans	275,338	6,139	21,128	3,559	306,164
Wholesale commercial lending	44,074	—	1,781	—	45,855
Nonresidential real estate loans	199,802	30,898	22,345	11,627	264,672
Construction loans	—	—	—	—	—
Land loans	2,769	158	2,394	3,231	8,552
Commercial loans:
Secured	19,579	2,418	988	225	23,210
Unsecured	4,061	323	1,497	52	5,933
Municipal loans	4,751	—	—	—	4,751
Warehouse lines	2,971	—	—	—	2,971
Health care	17,566	—	—	—	17,566
Other	6,957	—	—	—	6,957
Commercial leases:
Investment rated commercial leases	102,101	—	—	—	102,101
Below investment grade	9,205	—	—	—	9,205
Non-rated	25,466	—	—	—	25,466
Lease pools	3,011	—	—	—	3,011
Consumer loans	2,742	—	3	—	2,745
Total	$924,953	$41,422	$55,004	$26,376	$1,047,755

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 – LOANS RECEIVABLE (continued)

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$184,268	$51	$906	$6,202	$191,427
One-to-four family residential real estate loans non-owner occupied	68,513	—	3,845	8,247	80,605
Multi-family mortgage loans	326,292	6,021	7,473	16,030	355,816
Wholesale commercial lending	65,037	—	2,762	—	67,799
Nonresidential real estate loans	239,254	18,659	20,219	33,509	311,641
Construction loans	969	363	511	813	2,656
Land loans	7,662	—	2,320	7,214	17,196
Commercial loans:					—
Secured	25,089	415	443	4,070	30,017
Unsecured	6,779	38	2,968	88	9,873
Municipal loans	6,381	—	—	—	6,381
Warehouse lines	9,830	—	—	—	9,830
Health care	28,060	1,376	—	—	29,436
Other	8,395	—	—	—	8,395
Commercial leases:					—
Investment rated commercial leases	83,947	—	—	—	83,947
Below investment grade	6,209	—	—	—	6,209
Non-rated	37,026	—	—	22	37,048
Lease pools	7,786	—	—	—	7,786
Consumer loans	2,144	—	—	3	2,147
Total	$1,113,641	$26,923	$41,447	$76,198	$1,258,209
NOTE 5 – SECONDARY MORTGAGE MARKET ACTIVITIES
First mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $186.8 million, $206.1 million, and $220.9 million at December 31, 2012, 2011, and 2010, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing activities were $4.9 million, $5.8 million, and $6.9 million at December 31, 2012, 2011, and 2010, respectively.

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

	2012	2011
Servicing rights
Beginning of year	$1,219	$1,349
Additions	136	122
Amortized to expense	(265)	(252)
End of year	$1,090	$1,219
Valuation allowance
Beginning of year	$15	$—
Additions expensed	61	32
Reductions credited to expense	(6)	(17)
End of year	$70	$15
Carrying value of mortgage servicing rights	$1,020	$1,204
Fair value of mortgage servicing rights	$1,340	$1,481
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

	2012	2011
Prepayment speed	15.86%	17.45%
Discount rate	12.00%	12.00%
Average servicing cost per loan	$72.00	$62.00
Escrow float rate	0.86%	0.90%
Key economic assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of December 31, 2012 and the effect on the fair value of our mortgage servicing rights from adverse changes in those assumptions, are as follows:

Fair value of mortgage servicing rights	$1,340
Weighted average annual prepayment speed	15.86%
Decrease in fair value from 10% adverse change	(244)
Decrease in fair value from 20% adverse change	(270)
Weighted-average annual discount rate	12.00%
Decrease in fair value from 10% adverse change	(50)
Decrease in fair value from 20% adverse change	(98)
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 – SECONDARY MORTGAGE MARKET ACTIVITIES (continued)

The weighted average amortization period is 46 months. The estimated amortization expense for each of the next five years is as follows:

2013	$169
2014	164
2015	143
2016	110
2017	97
NOTE 6 – PREMISES AND EQUIPMENT
Year end premises and equipment are as follows:

	2012	2011
Land and land improvements	$13,605	$13,517
Buildings and improvements	37,777	37,178
Furniture and equipment	10,173	10,516
Computer equipment	6,396	8,211
	67,951	69,422
Accumulated depreciation	(29,700)	(30,267)
	$38,251	$39,155
Depreciation of premises and equipment was $3.1 million, $3.1 million and $3.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company leases certain branch facilities under non-cancelable operating lease agreements expiring in various years through 2032. Rent expense, net of sublease income, for facilities was $444,000, $601,000, and $556,000 in 2012, 2011, and 2010, respectively, excluding taxes, insurance, and maintenance. The projected minimum rental expense under existing leases, not including taxes, insurance, and maintenance, as of December 31, 2012 is as follows:

2013	$492
2014	456
2015	440
2016	445
2017	469
Thereafter	6,117
Total	$8,419
The Company has subleased some of its branch facilities and currently is entitled to receive income as follows:

2013	$54
2014	30
2015	8
Total	$92

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 7 – GOODWILL AND CORE DEPOSIT INTANGIBLE

The changes in the carrying amount of goodwill and accumulated impairment charge are as follows:

As of and for the year ended December 31,
2011
Balance at the beginning of the year	$22,566
Additions	1,296
23,862
Impairment charge	(23,862)
Net Carrying Value	$—
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
Step one of our annual impairment analysis performed in 2010 indicated that there was no goodwill impairment, as the fair value of the reporting unit was determined to exceed the carrying amount.
The following table presents the changes in the carrying amount of core deposit intangible, gross carrying amount, accumulated amortization, and net book value as of December 31:

	2012	2011
Balance at the beginning of the year	$3,671	$2,700
Amortization	(633)	(1,689)
Additions	—	2,660
Net Carrying Value	$3,038	$3,671
Gross carrying amount	$5,932	$5,933
Accumulated amortization	2,894	2,262
Net Carrying Value	$3,038	$3,671
Aggregate amortization expense was $633,000, $1.7 million and $1.6 million for 2012, 2011 and 2010, respectively.
Estimated amortization expense for each of the next five years is as follows:

2013	$605
2014	578
2015	551
2016	523
2017	496

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 8—DEPOSITS

Year-end composition of deposits are as follows:

	2012	2011
Noninterest-bearing demand deposits	$134,597	$142,084
Savings deposits	144,726	144,515
Money market accounts	349,092	345,011
Interest-bearing NOW accounts	348,683	336,531
Certificates of deposit	305,253	364,411
	$1,282,351	$1,332,552
Certificates of deposit of $100,000 or more were $97.0 million and $119.0 million at year-end 2012 and 2011, respectively.
Scheduled maturities of certificates of deposit for the next five years are as follows:

2013	$212,889
2014	64,613
2015	14,887
2016	8,360
2017	4,504
NOTE 9—BORROWINGS
Year end borrowed funds are as follows:

	2012		2011
	Contractual Rate	Amount	Contractual Rate	Amount
Fixed-rate advance from
FHLBC due:
Within 1 year	2.99%	$3,000	—%	$—
1 to 2 years	—	—	2.99	3,000
Total FHLBC funds	2.99	3,000	2.99	3,000
Securities sold under agreements to repurchase	0.25	2,567	0.25	6,322
Total borrowings	1.73%	$5,567	1.13%	$9,322
The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLBC. All of the Bank’s FHLBC common stock is pledged as additional collateral for these advances. At December 31, 2012, $207.2 million and $252.9 million of first mortgage and multi-family mortgage loans, respectively, collateralized the advances. At December 31, 2012, we had the ability to borrow an additional $261.5 million under our credit facilities with the FHLBC. The Company also had available pre-approved overnight federal funds borrowing. At December 31, 2012 and 2011, there was no outstanding balance on these lines.
Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $9.4 million at year-end 2012.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 10 – INCOME TAXES

The income tax expense (benefit) is as follows:

	For the years ended December 31,
	2012	2011	2010
Current benefit	$—	$(6)	$(5)
Deferred benefit	(11,206)	(10,220)	(2,742)
Deferred tax valuation allowance	11,206	22,601	—
Total income tax expense (benefit)	$—	$12,375	$(2,747)
A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 34% for 2012, 2011 and 2010 to the income tax expense in the consolidated statements of operations follows:

	For the years ended December 31,
	2012	2011		2010
Benefit computed at the statutory federal tax rate	$(9,217)	$(12,349)		$(2,398)
State taxes and other, net	(1,757)	(1,395)		(491)
Bank owned life insurance	(149)	(213)		(146)
ESOP/Share based compensation	(83)	(144)		288
Goodwill impairment	—	4,271		—
Purchase price accounting adjustments	—	(396)		—
Deferred tax valuation allowance	11,206	22,601		—
	$—	$12,375		$(2,747)
Effective income tax rate	—%	N.M.	(1)	38.94%
Retained earnings at December 31, 2012 and 2011 include $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.

(1)	The effective tax rate for the year ended December 31, 2011 is not meaningful due to the size of our operating loss relative to the income expense resulting from the deferred tax valuation allowance.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
 NOTE 10 – INCOME TAXES (continued)

The net deferred tax asset is as follows:

	2012	2011
Gross Deferred tax assets:
Allowance for loan losses	$7,037	$12,378
Alternative minimum tax, general business credit and net operating loss carryforward	25,040	10,495
Tax deductible goodwill	2,425	2,719
Non-qualified stock options	—	834
OREO write-downs and carrying costs	2,989	1,914
Other	1,208	606
	38,699	28,946
Gross Deferred tax liabilities:
Net deferred loan origination costs	(1,164)	(1,265)
FHLBC stock dividends	—	(1,840)
Purchase accounting adjustments	(1,423)	(488)
Accumulated depreciation	(465)	(858)
Mortgage servicing rights	(398)	(470)
Other	(739)	(740)
Unrealized gain on securities	(703)	(684)
	(4,892)	(6,345)
Valuation allowance	(33,807)	(22,601)
Net deferred tax asset	$—	$—
A deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future taxable income, applicable tax planning strategies, and assessments of current and future economic and business conditions. The Company considered both positive and negative evidence regarding the ultimate realizability of its deferred tax assets. Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods. Examples of negative evidence may include a cumulative loss in the current year and prior two years and negative general business and economic trends. In assessing the realization of deferred tax assets at December 31, 2012 and 2011, the Company concluded that it was more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2012 and 2011, and therefore, a full valuation allowance for deferred tax assets was recorded in the amount of $33.8 million and $22.6 million at December 31, 2012 and 2011, respectively.
At December 31, 2012, the Company had a federal net operating loss carryforward of $46.4 million, which will begin to expire in 2029, a federal tax credit carryforward of $1.2 million which will begin to expire in 2022, a $2.3 million alternative minimum tax credit carryforward that can be carried forward indefinitely, and a $39.8 million federal alternative minimum tax net operating loss carryforward which will begin to expire in 2031. In addition, at December 31, 2012 the Company had a federal net operating loss carryforward relating to its acquisition of Downers Grove National Bank, which is subject to utilization limitations under Section 382 of the Internal Revenue Code, of $17.6 million which will begin to expire in 2030. At December 31, 2012, the Company had a state net operating loss carryforward for the State of Illinois of $93.8 million, which will begin to expire in 2025.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
 NOTE 10 – INCOME TAXES (continued)

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Beginning of year	$223	$176
Additions based on tax positions related to the current year	—	51
Additions for tax positions of prior years	18	22
Reductions due to the statute of limitations	(116)	(26)
End of year	$125	$223
The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2012 and 2011, the Company has immaterial amounts accrued for potential interest and penalties.
The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the State of Illinois. The Company is no longer subject to examination by the federal taxing authorities for years before 2009 and the Illinois taxing authorities for years before 2010. Beginning in 2010 and 2009, the Bank became subject to income taxes in the States of Colorado and New Jersey, respectively, due to the physical presence of regional National Commercial Leasing bankers in these jurisdictions.
NOTE 11– REGULATORY MATTERS
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
Actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum required To Be Well Capitalized Under Prompt Corrective Action Provisions		Minimum Capital Ratios Established under Capital Plans
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital (to risk-weighted assets)	$154,296	15.32%	$80,553	8.00%	$120,830	12.00%
Tier 1 (core) capital (to risk-weighted assets)	141,629	14.07	40,277	4.00	80,553	8.00
Tier 1 (core) capital (to adjusted average total assets)	141,629	9.60	59,029	4.00	118,058	8.00
December 31, 2011
Total capital (to risk-weighted assets)	$182,074	14.72%	$98,975	8.00%	$148,462	12.00%
Tier 1 (core) capital (to risk-weighted assets)	166,406	13.45	49,487	4.00	98,975	8.00
Tier 1 (core) capital (to adjusted average total assets)	166,406	10.48	63,502	4.00	127,003	8.00

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 11 – REGULATORY MATTERS (continued)

A reconciliation of the Bank’s equity under GAAP to regulatory capital is as follows:

	2012	2011
GAAP equity	$145,785	$171,188
Disallowed goodwill and other intangible assets	(3,038)	(3,671)
Accumulated gain on securities	(1,118)	(1,111)
Tier 1 capital	141,629	166,406
General regulatory loan loss reserves allowed	12,654	15,668
Unrealized gains on securities available for sale allowed	13	—
Total regulatory capital	$154,296	$182,074
As of December 31, 2012 and 2011, the OCC categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well–capitalized status.
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
Federal regulations require the Bank to comply with a Qualified Thrift Lender (“QTL”) test, which generally requires that 65% of assets be maintained in housing-related finance and other specified assets. If the QTL test is not met, limits are placed on growth, branching, new investment, FHLBC advances, and dividends or the institution must convert to a commercial bank charter. Management considers the QTL test to have been met as of December 31, 2012.
The Bank is subject to restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval. At December 31, 2012, the Bank does not have pre-approved approval for future dividends.
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
Contributions to the ESOP were $1.5 million for the years ended 2012 and 2011, including dividends and interest received on unallocated shares of $40,000 and $312,000 in 2012 and 2011, respectively.
Expense related to the ESOP, net of dividends and interest received on unallocated ESOP shares, was $686,000, $228,000 and $529,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 12 – EMPLOYEE BENEFIT PLANS (continued)

Shares held by the ESOP were as follows:

	2012	2011
Allocated to participants	654,690	636,123
Distributed to participants	(26,774)	(79,298)
Unearned	1,223,312	1,321,177
Total ESOP shares	1,851,228	1,878,002
Fair value of unearned shares	$13,736	$7,293
Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company provides a match of $0.50 on each $1.00 of contribution up to 6% of eligible compensation beginning April 1, 2007. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $384,000, $396,000, and $389,000 were made for the years ended 2012, 2011, and 2010, respectively.
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
The Human Resources Committee may grant stock options to purchase shares of the Company’s common stock to certain employees and directors of the Company. The exercise price for the stock options is the fair market value of the common stock on the dates of the grants. The stock options generally vest annually over 3 to 5 year periods; vesting is subject to acceleration in certain circumstances. The stock options will expire if not exercised within 5 years from the date of grant.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate was determined using the yield available on the option grant date for a zero-coupon U.S. Treasury security with a term equivalent to the expected life of the option. The expected life for options granted represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed by SAB 107. The expected volatility for options issued in 2009 was determined using the Company’s historical data. Estimated forfeitures were assumed to be zero due to the lack of historical experience for the Company. There were no options granted in 2012 or 2011.
The Company recognized $12,000 and $344,000 of stock-based compensation expenses relating to the granting of stock options for the years ended December 31, 2011 and 2010, respectively. There was no expense recorded for the year end December 31, 2012.
On September 2, 2011, the Human Resources Committee and the Board of Directors of the Company approved a one year extension of stock options granted in prior years that were scheduled to expire in September and December of 2011. After the extensions, the stock options expired in September and December of 2012. The extensions only involved the expiration date of the stock options and do not affect their other terms. There was no expense recorded with the extension of the options. The extended stock options provided the holders with an option to purchase 1,858,403 shares of the Company’s common stock at a weighted average exercise price of $16.62.  As of December 31, 2012, there were no stock options outstanding.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 13 – EQUITY INCENTIVE PLANS (continued)

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Stock options outstanding at December 31, 2010	2,283,553	$16.52	0.8	$—
Stock options granted	—	—
Stock options exercised	—	—
Stock options expired	(208,000)	(16.33)
Stock options forfeited	—	—
Stock options outstanding at December 31, 2011	2,075,553	$16.54	0.7	$—
Stock options granted	—	—
Stock options exercised	—	—
Stock options expired	(2,064,553)	(16.54)
Stock options forfeited	(11,000)	—
Stock options outstanding at December 31, 2012	—	$—	0	$—
Stock options exercisable at December 31, 2012	—	$—	0	$—
Fully vested and expected to vest	—	$—	0	$—

(1)
Stock option aggregate intrinsic value represents the number of shares subject to options multiplied by the difference (if positive) in the closing market price of the common stock underlying the options on the date shown and the weighted average exercise price.

The Human Resources Committee of the Board of Directors may grant shares of restricted stock to certain employees and directors of the Company. The awards generally vest annually over varying periods from three to five years and vesting is subject to acceleration in certain circumstances. The cost of such awards will be accrued ratably as compensation expense over such respective periods based on expected vesting dates. The Company recognized $41,000, $41,000, and $1.8 million of expenses relating to the grant of shares of restricted stock during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was no unrecognized compensation cost related to unvested shares of restricted stock.

Restricted Stock	Number of Shares (1)	Weighted Average Fair Value at Grant Date	Weighted Average Term to Vest (in years)	Aggregate Intrinsic Value (2)
Shares outstanding at December 31, 2010	8,667	$9.54	1.5	$85
Shares granted	—	—
Shares vested	(4,333)	(9.54)
Shares forfeited	—	—
Shares outstanding at December 31, 2011	4,334	$9.54	0.5	$24
Shares granted	—	—
Shares vested	(4,334)	(9.54)
Shares forfeited	—	—
Shares outstanding at December 31, 2012	—	$—	0	$—

(1)	The end of period balances consist only of unvested shares.

(2)	Restricted stock aggregate intrinsic value represents the number of shares of restricted stock multiplied by the market price of the common stock underlying the outstanding shares on the date shown.

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
The contractual or notional amounts are as follows:

	2012	2011
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$15,971	$15,832
Standby letters of credit	1,237	1,815
Unused lines of credit	120,733	116,460
Commitments to sell mortgages	1,268	4,103
Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loans commitment totaled $12.0 million with interest rates ranging from 2.88% to 5.63% and maturities ranging from 1 to 30 years.
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
Impaired Loans: At the time a loan is considered impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans carried at fair value generally require a partial charge off and a specific valuation allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These real estate appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property) and the cost approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available, if applicable. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. In addition, a discount is typically applied to account for sales and holding expenses. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The method utilized to estimate the fair value of loans does not necessarily represent an exit price.
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012
Securities:
Certificates of deposit	$—	$33,456	$—	$33,456
Municipal securities	—	369	—	369
Equity mutual fund	528	—	—	528
Mortgage-backed securities – residential	—	34,233	—	34,233
Collateralized mortgage obligations – residential	—	9,204	—	9,204
SBA-guaranteed loan participation certificates	—	42	—	42
	$528	$77,304	$—	$77,832
December 31, 2011
Securities:
Certificates of deposit	$—	$30,448	$—	$30,448
Municipal securities	—	551	—	551
Equity mutual fund	524	—	—	524
Mortgage-backed securities - residential	—	36,076	—	36,076
Collateralized mortgage obligations – residential	—	25,186	—	25,186
SBA-guaranteed loan participation certificates	—	47	—	47
	$524	$92,308	$—	$92,832

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2012
Impaired loans:
One–to–four family residential real estate loans	$—	$—	$410	$410
Multi-family mortgage loans	—	—	1,932	1,932
Nonresidential real estate loans	—	—	3,110	3,110
Construction and land loans	—	—	2,840	2,840
Commercial loans	—	—	181	181
Impaired loans	$—	$—	$8,473	$8,473
Other real estate owned:
One–to–four family residential real estate	$—	$—	$2,080	$2,080
Multi-family mortgage	—	—	720	720
Nonresidential real estate	—	—	3,966	3,966
Land	—	—	3,592	3,592
Other real estate owned	$—	$—	$10,358	$10,358
Mortgage servicing rights	$—	$—	$208	$208

December 31, 2011
Impaired loans:
One–to–four family residential real estate loans	$—	$—	$4,024	$4,024
Multi-family mortgage loans	—	—	6,285	6,285
Nonresidential real estate loans	—	—	17,239	17,239
Construction and land loans	—	—	2,304	2,304
Commercial loans	—	—	844	844
Impaired loans	$—	$—	$30,696	$30,696
Other real estate owned:
One–to–four family residential real estate	$—	$—	$5,655	$5,655
Multi-family mortgage	—	—	3,655	3,655
Nonresidential real estate	—	—	7,451	7,451
Land	—	—	5,719	5,719
Other real estate owned	$—	$—	$22,480	$22,480
Mortgage servicing rights	$—	$—	$344	$344
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, had a carrying amount of $28.4 million, with a valuation allowance of $1.7 million at December 31, 2012, compared to a carrying amount of $88.3 million and a valuation allowance of $15.0 million at December 31, 2011, resulting in a decrease in the provision for loan losses of $13.3 million for the year ended December 31, 2012.
OREO is carried at the lower of cost or fair value less costs to sell, had a carrying value of $10.4 million at December 31, 2012, which included valuation adjustments of $5.6 million for the year ended December 31, 2012, compared to $22.5 million at December 31, 2011, which included write-downs of $4.0 million for the year ended December 31, 2011.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $1.0 million at December 31, 2012, of which $756,000 related to fixed rate loans and $264,000 related to adjustable rate loans. Mortgage servicing rights had a carrying amount of $1.2 million at December 31, 2011, of which $895,000 related to fixed rate loans and $309,000 related to adjustable rate loans. A pre–tax provision of $55,000 on our mortgage servicing rights portfolio was included in noninterest income for the year ended December 31, 2012, compared to a $15,000 provision for the same period in 2011.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
One-to-four family residential real estate loans	$410	Sales comparison	Discount applied to valuation	6%-90% (58%)
Multi-family mortgage loans	1,932	Sales comparison	Comparison between sales and income approaches	2%-95% (42%)
		Income approach	Cap Rate	8.3% to 9.5% (8.95%)
Nonresidential real estate loans	3,110	Sales comparison	Comparison between sales and income approaches	6%-99% (61%)
		Income approach	Cap Rate	8%-10.5% (8.61%)
Construction and land loans	2,840	Sales comparison	Discount applied to valuation	-3%-53% (22%)
Commercial loans	181	Sales comparison	Discount applied to valuation	0%-11% (43%)
Impaired loans	$8,473
Other real estate owned:
One-to-four family residential real estate	$2,080	Sales comparison	Discount applied to valuation	7%-78% (17%)
Multi-family mortgage	720	Sales comparison	Comparison between sales and income approaches	13%-62% (42%)
Nonresidential real estate	3,966	Sales comparison	Comparison between sales and income approaches	7%-37% (27%)
Land	3,592	Sales comparison	Discount applied to valuation	7%-21% (10%)
Other real estate owned	$10,358
Mortgage servicing rights	$208	Third party valuation	Present value of future servicing income based on prepayment speeds	12.7% - 28.6% (18.62%)
		Third party valuation	Present value of future servicing income based on default rates	12%

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments is as follows:

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$275,764	$20,361	$255,403	$—	$275,764
Securities	77,832	528	77,304	—	77,832
Loans held-for-sale	2,166	—	2,166	—	2,166
Loans receivable, net of allowance for loan losses	1,030,465	—	999,578	8,473	1,008,051
FHLBC stock	8,412	—	—	—	N/A
Accrued interest receivable	4,146	—	4,146	—	4,146
Financial liabilities
Noninterest-bearing demand deposits	$(134,597)	$—	$(134,597)	$—	$(134,597)
Savings deposits	(144,726)	—	(144,726)	—	(144,726)
NOW and money market accounts	(697,775)	—	(697,775)	—	(697,775)
Certificates of deposit	(305,253)	—	(306,859)	—	(306,859)
Borrowings	(5,567)	—	(5,608)	—	(5,608)
Accrued interest payable	(157)	—	(157)	—	(157)

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$120,704	$120,704
Securities	92,832	92,832
Loans held-for-sale	1,918	1,918
Loans receivable, net of allowance for loan losses	1,227,391	1,217,377
FHLBC stock	16,346	N/A
Accrued interest receivable	5,573	5,573
Financial liabilities
Noninterest-bearing demand deposits	$(142,084)	$(142,084)
Savings deposits	(144,515)	(144,515)
NOW and money market accounts	(681,542)	(681,542)
Certificates of deposit	(364,411)	(365,952)
Borrowings	(9,322)	(9,412)
Accrued interest payable	(212)	(212)
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
NOTE 16 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION
 Condensed financial information of BankFinancial Corporation as of December 31, 2012 and 2011 and for the three years ended December 31, 2012 follows:
Condensed Statements of Financial Condition

	2012	2011
Assets
Cash in subsidiary	$11,848	$11,948
Loan receivable from ESOP	14,654	15,527
Investment in subsidiary	145,785	171,416
Income tax receivable	461	1,696
Other assets	163	71
Total assets	$172,911	$200,658
Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	21	801
Total stockholders’ equity	172,890	199,857
Total liabilities and stockholders’ equity	$172,911	$200,658
Condensed Statements of Operations

	2012	2011	2010
Interest income	$662	$696	$730
Other income	57	—	—
Other expense	1,422	1,381	1,343
Loss before income tax and undistributed subsidiary income	(703)	(685)	(613)
Income tax expense (benefit)	—	254	(232)
Loss before equity in undistributed subsidiary income	(703)	(939)	(381)
Equity in undistributed subsidiary excess distributions	(26,406)	(47,757)	(3,926)
Net loss	$(27,109)	$(48,696)	$(4,307)

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 16 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows

	2012	2011	2010
Cash flows from operating activities
Net loss	$(27,109)	$(48,696)	$(4,307)
Adjustments:
Equity in undistributed subsidiary excess distributions	26,406	47,757	3,926
Change in other assets	1,143	350	9,752
Change in accrued expenses and other liabilities	(780)	(89)	(10,439)
Net cash from operating activities	(340)	(678)	(1,068)
Cash flows from investing activities
Principal payments received on ESOP loan	873	840	805
Net cash from investing activities	873	840	805
Cash flows from financing activities
Repurchase and retirement of common stock	—	—	(3,124)
Cash dividends paid on common stock	(633)	(4,636)	(5,946)
Net cash from financing activities	(633)	(4,636)	(9,070)
Net change in cash in subsidiary	(100)	(4,474)	(9,333)
Beginning cash in subsidiary	11,948	16,422	25,755
Ending cash in subsidiary	$11,848	$11,948	$16,422
NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$16,634	$15,824	$14,468	$13,801
Interest expense	1,240	1,112	1,036	1,059
Net interest income	15,394	14,712	13,432	12,742
Provision for loan losses	996	1,745	4,453	24,328
Net interest income	14,398	12,967	8,979	(11,586)
Noninterest income	1,832	1,418	1,831	1,771
Noninterest expense	13,436	14,044	16,032	15,207
Income (loss) before income taxes	2,794	341	(5,222)	(25,022)
Income tax expense (benefit)	457	(457)	—	—
Net income (loss)	$2,337	$798	$(5,222)	$(25,022)
Basic earnings (loss) per common share	$0.12	$0.04	$(0.26)	$(1.25)
Diluted earnings (loss) per common share	$0.12	$0.04	$(0.26)	$(1.25)
The Company recorded a net loss of $25.0 million for the fourth quarter of 2012. The Company’s fourth quarter 2012 operating results included a $24.3 million provision for loans losses. In late 2012, the Company completed several actions to materially reduce future nonperforming asset expenses. The Company completed two bulk sales of certain nonperforming assets with a carrying value of $22.7 million, reclassified $7.5 million of loans as held-for-sale in preparation for a third bulk sale, and restructured $7.1 million of performing classified loans to enable the basis for their classification to be resolved in 2013. These actions resulted in pre-tax charges of $19.4 million. Noninterest expense included $3.6 million of nonperforming asset management and OREO expense.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (unaudited) (continued)

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
The Company recorded a net loss of $47.0 million for the fourth quarter of 2011. The Company's fourth quarter 2011 operating results included a full impairment of the goodwill of $23.9 million, a full deferred tax valuation allowance of $22.6 million, a $9.7 million provision for loan losses and $4.9 million recorded in nonperforming asset expense and operations of other real estate owned.
NOTE 18 – ACQUISITIONS
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

NOTE 18 – ACQUISITIONS (continued)

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
As noted above, the loans acquired in the Downers Grove National Bank transaction had a fair value of $118.1 million. Included in this amount were $31.9 million of gross purchased loans with evidence of deterioration of credit quality since origination and for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of purchased loans with evidence of credit quality deterioration as of the acquisition date resulted in the recording of a nonaccretable difference of $13.1 million, which is defined as the loan’s contractually required payments receivable in excess of the amount of the cash flows that are expected to be collected. The Company considered factors such as payment history, collateral values and accrual status in determining whether there was evidence of deterioration of a purchased loan’s credit quality at the acquisition date. As of December 31, 2012 and 2011, the carrying amount of purchased loans with evidence of loan deterioration at the acquisition date was $3.9 million and $14.6 million, respectively, and the remaining accretable difference was $196,000 and $2.3 million, respectively.
The following table summarizes the unaudited pro forma financial results of operations as if the Company acquired DG Bancorp, Inc. and its subsidiary Downers Grove National Bank, on January 1, 2010:

	Year Ended December 31,
	2011	2010
Net interest income (1)	$64,146	$59,389
Net loss	(50,261)	(16,376)
Basic loss per common share	$(2.54)	$(0.83)
Diluted loss per common share	(2.54)	(0.83)

(1)	Results for DG Bancorp, Inc. include net income or loss from operations for the respective periods.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 18 – ACQUISITIONS (continued)

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
NOTE 19 – SUBSEQUENT EVENTS (Unaudited)
On February 28, 2013, the Company consummated the sale of $1.6 million one-to-four family residential loans. In late 2012, these owner-occupied and investor-owned one-to-four family residential loans were designated as “held for sale” in preparation for a bulk sale. The loans generally involved properties that exhibited significant declines in collateral valuations and/or presented limited resolution options. The designation resulted in a $5.9 million pre-tax charge to provision for loan losses in the 2012 Consolidated Statement of Operations. The completion of this transaction is expected to result in pre-tax gain on sale of loans of approximately $1.3 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ( “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
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
(c) Changes in internal controls.
There were no changes made in our internal controls during the fourth quarter of 2012 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect these controls.
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

Securities Authorized for Issuance under Equity Compensation Plans
There were none outstanding at December 31, 2012.

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

(A)	Report of Independent Registered Accounting Firm

(B)	Consolidated Statements of Financial Condition - at December 31, 2012 and 2011

(C)	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

(D)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

(F)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Articles of Incorporation of BankFinancial Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.2	Bylaws of BankFinancial Corporation	Exhibit 3.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.3	Articles of Amendment to Charter of BankFinancial Corporation	Exhibit 3.3 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.4	Restated Bylaws of BankFinancial Corporation	Exhibit 3.4 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 15, 2007
4	Form of Common Stock Certificate of BankFinancial Corporation	Exhibit 4 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
10.1	Employee Stock Ownership Plan	Exhibit 10.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
10.2	Deferred Compensation Plan	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
10.3	BankFinancial FSB Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008
10.4	BankFinancial FSB Employment Agreement with James J. Brennan	Exhibit 10.3 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008.
10.5	BankFinancial FSB Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008
10.6	BankFinancial FSB Employment Agreement with Christa N Calabrese	Exhibit 10.5 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008
10.12	Form of Incentive Stock Option Award Terms	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.13	2006 BankFinancial Corporation Equity Incentive Plan	Appendix C to the Definitive Form 14A, originally filed with the Securities and Exchange Commission on May 25, 2006 (File No. 000-51331)
10.14	Form of Performance Based Incentive Stock Option Award Terms	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.15	Form of Non-Qualified Stock Option Award Terms	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.16	Form of Performance Based Non-Qualified Stock Option Award Terms	Exhibit 10.4 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

	Exhibit	Location
10.17	Form of Restricted Stock Unit Award Agreement	Exhibit 10.5 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.18	Form of Performance Based Restricted Stock Award Agreement	Exhibit 10.6 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.19	Form of Restricted Stock Award Agreement	Exhibit 10.7 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.20	Form of Stock Appreciation Rights Agreement	Exhibit 10.8 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.25	BankFinancial Corporation Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008
10.26	BankFinancial Corporation Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008
10.27	BankFinancial Corporation Employment Agreement with James J. Brennan	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008.
10.28	BankFinancial Corporation Employment Agreement with Elizabeth A. Doolan	Exhibit 10.28 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.
10.29	BankFinancial FSB Employment Agreement with Elizabeth A. Doolan	Exhibit 10.29 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.
10.30	BankFinancial FSB Employment Agreement with Gregg T. Adams	Exhibit 10.30 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on April 30, 2010.
10.31	BankFinancial FSB Employment Agreement with John G. Manos	Exhibit 10.31 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on April 30, 2010.
10.32	BankFinancial FSB Employment Agreement with William J. Deutsch, Jr.	Exhibit 10.32 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on May 2, 2011.
10.33	Form of Amendment No. 1 to BankFinancial FSB Employment Agreement	Filed herewith
10.34	Form of Amendment No. 1 to BankFinancial FSB Employment Agreement	Filed herewith
10.35	Form of Amendment No. 1 to BankFinancial Corporation Employment Agreement	Filed herewith
14	Code of Ethics for Senior Financial Officers	Exhibit 14 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 27, 2006
21	Subsidiaries of Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
23	Consent of Crowe Horwath LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

	Exhibit	Location
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-K for the year ended December 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.
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

BANKFINANCIAL CORPORATION
Date:	March 11, 2013	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	March 11, 2013
F. Morgan Gasior	(Principal Executive Officer)

/s/ Paul A. Cloutier	Executive Vice President and Chief Financial Officer	March 11, 2013
Paul A. Cloutier	(Principal Financial Officer)

/s/ Elizabeth A. Doolan	Senior Vice President and Controller	March 11, 2013
Elizabeth A. Doolan	(Principal Accounting Officer)

/s/ Cassandra J. Francis	Director	March 11, 2013
Cassandra J. Francis

/s/ John M. Hausmann	Director	March 11, 2013
John M. Hausmann

/s/ Thomas F. O'Neill	Director	March 11, 2013
Thomas F. O'Neill

/s/ Joseph A. Schudt	Director	March 11, 2013
Joseph A. Schudt

/s/ Terry R. Wells	Director	March 11, 2013
Terry R. Wells

/s/ Glen R. Wherfel	Director	March 11, 2013
Glen R. Wherfel