Form 10-K/A
period 2012-12-31
BankFinancial CORP
filed 2013-03-20
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
DOCUMENTS INCORPORATED BY REFERENCE
None

BANKFINANCIAL CORPORATION
Explanatory Note
This amendment No. 1 to the Annual Report on Form 10-K of BankFinancial Corporation (the "Company") for the year ended December 31, 2012 is being filed to correct the certifications filed as Exhibits 31.1 and 31.2 to the Annual Report as initially filed with the U.S. Securities and Exchange Commission on March 11, 2013. The certifications inadvertently omitted language required by Item 601(b)(31) of U.S. Securities and Exchange Commission Regulation S-K.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKFINANCIAL CORPORATION

Date: March 20, 2013    By: /s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)