Form 10-Q
period 2013-03-31
BankFinancial CORP
filed 2013-05-08
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2013
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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date, at May 6, 2013, there were 21,072,966 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
March 31, 2013

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	March 31, 2013	December 31, 2012
Assets
Cash and due from other financial institutions	$17,742	$20,361
Interest-bearing deposits in other financial institutions	293,386	255,403
Cash and cash equivalents	311,128	275,764
Securities, at fair value	61,273	77,832
Loans held-for-sale	55	2,166
Loans receivable, net of allowance for loan losses: March 31, 2013, $17,453 and December 31, 2012, $18,035	1,004,404	1,030,465
Other real estate owned, net	8,088	10,358
Stock in Federal Home Loan Bank, at cost	7,566	8,412
Premises and equipment, net	37,530	38,251
Accrued interest receivable	3,951	4,146
Core deposit intangible	2,882	3,038
Bank owned life insurance	21,715	21,645
FDIC prepaid expense	2,188	2,658
Income tax receivable	—	461
Other assets	5,355	5,996
Total assets	$1,466,135	$1,481,192

Liabilities:
Deposits
Noninterest-bearing	$131,856	$134,597
Interest-bearing	1,139,694	1,147,754
Total deposits	1,271,550	1,282,351
Borrowings	2,740	5,567
Advance payments by borrowers taxes and insurance	9,790	10,705
Accrued interest payable and other liabilities	8,416	9,679
Total liabilities	1,292,496	1,308,302
Commitments and contingent liabilities
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,072,966 shares issued at March 31, 2013 and December 31, 2012	211	211
Additional paid-in capital	193,544	193,590
Retained earnings (deficit)	(9,118)	(9,796)
Unearned Employee Stock Ownership Plan shares	(11,992)	(12,233)
Accumulated other comprehensive income	994	1,118
Total stockholders’ equity	173,639	172,890
Total liabilities and stockholders’ equity	$1,466,135	$1,481,192

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	For the Three Months Ended March 31,
	2013	2012
Interest and dividend income
Loans, including fees	$12,278	$16,112
Securities	250	442
Other	185	80
Total interest income	12,713	16,634
Interest expense
Deposits	986	1,214
Borrowings	8	26
Total interest expense	994	1,240
Net interest income	11,719	15,394
Provision for loan losses	722	996
Net interest income after provision for loan losses	10,997	14,398
Noninterest income
Deposit service charges and fees	499	557
Other fee income	375	385
Insurance commissions and annuities income	109	122
Gain on sale of loans, net	1,417	267
Loan servicing fees	123	128
Amortization and impairment of servicing assets	(33)	(82)
Earnings on bank owned life insurance	70	126
Trust	181	184
Other	125	145
	2,866	1,832
Noninterest expense
Compensation and benefits	6,752	6,679
Office occupancy and equipment	1,948	2,032
Advertising and public relations	146	106
Information technology	749	848
Supplies, telephone, and postage	461	390
Amortization of intangibles	156	163
Nonperforming asset management	694	1,240
Operations of other real estate owned	511	552
FDIC insurance premiums	492	348
Other	1,276	1,078
	13,185	13,436
Income before income taxes	678	2,794
Income tax expense	—	457
Net income	$678	$2,337

Basic earnings per common share	$0.03	$0.12
Diluted earnings per common share	$0.03	$0.12
Weighted average common shares outstanding	19,964,028	19,835,273
Diluted weighted average common shares outstanding	19,964,028	19,836,080

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	For the Three Months Ended March 31,
	2013	2012
Net income	$678	$2,337
Unrealized holding loss arising during the period, net of tax	(124)	(55)
Amount reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive loss	(124)	(55)

Comprehensive income	$554	$2,282

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2012	$211	$193,801	$17,946	$(13,212)	$1,111	$199,857
Net income	—	—	2,337	—	—	2,337
Other comprehensive income, net of tax effects	—	—	—	—	(55)	(55)
Nonvested stock awards-stock-based compensation expense	—	21	—	—	—	21
Cash dividends declared on common stock ($0.01 per share)	—	—	(211)	—	—	(211)
ESOP shares earned	—	(82)	—	244	—	162
Balance at March 31, 2012	$211	$193,740	$20,072	$(12,968)	$1,056	$202,111
Balance at January 1, 2013	$211	$193,590	$(9,796)	$(12,233)	$1,118	$172,890
Net income	—	—	678	—	—	678
Other comprehensive income, net of tax effects	—	—	—	—	(124)	(124)
ESOP shares earned	—	(46)	—	241	—	195
Balance at March 31, 2013	$211	$193,544	$(9,118)	$(11,992)	$994	$173,639

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$678	$2,337
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	722	996
ESOP shares earned	195	162
Stock–based compensation expense	—	21
Depreciation and amortization	1,111	1,154
Amortization of premiums and discounts on securities and loans	(214)	(943)
Amortization of core deposit and other intangible assets	156	163
Amortization and impairment of servicing assets	33	82
Net change in net deferred loan origination costs	14	60
Net loss (gain) on sale of other real estate owned	69	(139)
Net gain on sale of loans	(1,417)	(267)
Loans originated for sale	(3,357)	(6,127)
Proceeds from sale of loans	4,163	7,791
Other real estate owned valuation adjustments	89	389
Net change in:
Accrued interest receivable	195	662
Earnings on bank owned life insurance	(70)	(126)
Other assets	1,163	603
Accrued interest payable and other liabilities	(1,263)	(2,553)
Net cash from operating activities	2,267	4,265
Cash flows from investing activities
Securities
Proceeds from maturities	14,626	6,455
Proceeds from principal repayments	4,938	6,209
Purchases of securities	(3,175)	(1,153)
Loans receivable
Principal payments on loans receivable	130,457	156,725
Purchases of loans	—	—
Originated for investment	(105,573)	(108,142)
Proceeds from sale of loans	2,868	—
Proceeds of redemption of Federal Home Loan Bank of Chicago stock	846	5,010
Proceeds from sale of other real estate owned	2,667	2,984
Purchase of premises and equipment, net	(14)	(685)
Net cash from investing activities	47,640	67,403

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	For the Three Months Ended March 31,
	2013	2012
Cash flows from financing activities
Net change in deposits	$(10,801)	$(11,914)
Net change in borrowings	(2,827)	(2,840)
Net change in advance payments by borrowers for taxes and insurance	(915)	673
Repurchase and retirement of common stock	—	—
Cash dividends paid on common stock	—	(211)
Net cash used in financing activities	(14,543)	(14,292)
Net change in cash and cash equivalents	35,364	57,376
Beginning cash and cash equivalents	275,764	120,704
Ending cash and cash equivalents	$311,128	$178,080

Supplemental disclosures of cash flow information:
Interest paid	$1,014	$1,263
Income taxes paid	—	—
Income taxes refunded	461	—
Loans transferred to other real estate owned	555	1,127

See accompanying notes to the consolidated financial statements.

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
Principles of Consolidation: The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013.
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
These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued an amendment to improve the reporting of reclassifications out of accumulated other comprehensive income. ASC Topic 220, “Comprehensive Income” amended prior guidance to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under GAAP. The Company adopted this new authoritative guidance on January 1, 2013, and it did not have an impact on the Company's statements of operations and financial condition as the Company did not have any amounts reclassified during the periods ended March 31, 2013 and 2012.

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

	For the Three Months Ended March 31,
	2013	2012
Net income available to common stockholders	$678	$2,337
Average common shares outstanding	21,072,966	21,072,966
Less:
Unearned ESOP shares	(1,108,938)	(1,233,359)
Unvested restricted stock shares	—	(4,334)
Weighted average common shares outstanding	19,964,028	19,835,273
Add - Net effect of dilutive stock options and unvested restricted stock	—	807
Weighted average dilutive common shares outstanding	19,964,028	19,836,080
Basic earnings per common share	$0.03	$0.12
Diluted earnings per common share	$0.03	$0.12
Number of antidilutive stock options excluded from the diluted earnings per share calculation	—	2,055,553
Weighted average exercise price of anti-dilutive option shares	$—	$16.53

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Certificates of deposit	$22,281	$—	$—	$22,281
Municipal securities	350	16	—	366
Equity mutual fund	500	24	—	524
Mortgage-backed securities - residential	31,026	1,614	(31)	32,609
Collateralized mortgage obligations - residential	5,398	63	(8)	5,453
SBA-guaranteed loan participation certificates	40	—	—	40
	$59,595	$1,717	$(39)	$61,273
December 31, 2012
Certificates of deposit	$33,456	$—	$—	$33,456
Municipal securities	350	19	—	369
Equity mutual fund	500	28	—	528
Mortgage-backed securities - residential	32,572	1,661	—	34,233
Collateralized mortgage obligations - residential	9,111	95	(2)	9,204
SBA-guaranteed loan participation certificates	42	—	—	42
	$76,031	$1,803	$(2)	$77,832
Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at March 31, 2013 and December 31, 2012.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$22,451	$22,455
Due after one year through five years	180	192
	22,631	22,647
Equity mutual fund	500	524
Mortgage-backed securities - residential	31,026	32,609
Collateralized mortgage obligations - residential	5,398	5,453
SBA-guaranteed loan participation certificates	40	40
	$59,595	$61,273

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2013
Mortgage-backed securities - residential	$2,673	$(31)	$—	$—	$2,673	$(31)
Collateralized mortgage obligations - residential	—	—	1,142	(8)	1,142	(8)
	$2,673	$(31)	$1,142	$(8)	$3,815	$(39)

December 31, 2012
Collateralized mortgage obligations - residential	$—	$—	$1,956	$(2)	$1,956	$(2)
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
A collateralized mortgage obligation that the Company holds in its investment portfolio remained in an unrealized loss position at March 31, 2013, but the unrealized loss was not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell this security, and it is likely that the Company will not be required to sell the security before its anticipated recovery occurs.
There were no sales of securities for the three months ended March 31, 2013 and 2012.
NOTE 4 - LOANS RECEIVABLE
Loans receivable are as follows:

	March 31, 2013	December 31, 2012
One-to-four family residential real estate loans	$209,540	$218,596
Multi-family mortgage loans	338,502	352,019
Nonresidential real estate loans	261,207	264,672
Construction and land loans	6,933	8,552
Commercial loans	55,362	61,388
Commercial leases	147,168	139,783
Consumer loans	2,414	2,745
Total loans	1,021,126	1,047,755
Net deferred loan origination costs	731	745
Allowance for loan losses	(17,453)	(18,035)
Loans, net	$1,004,404	$1,030,465

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
March 31, 2013
One-to-four family residential real estate loans	$116	$3	$4,332	$4,451	$4,961	$388	$204,191	$209,540
Multi-family mortgage loans	747	—	3,724	4,471	11,243	—	327,259	338,502
Nonresidential real estate loans	351	24	5,386	5,761	5,883	2,554	252,770	261,207
Construction and land loans	135	74	631	840	1,576	1,021	4,336	6,933
Commercial loans	81	—	1,149	1,230	882	21	54,459	55,362
Commercial leases	—	—	604	604	—	—	147,168	147,168
Consumer loans	—	—	96	96	—	—	2,414	2,414
	$1,430	$101	$15,922	$17,453	$24,545	$3,984	$992,597	1,021,126
Net deferred loan origination costs								731
Allowance for loan losses								(17,453)
Loans, net								$1,004,404

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
December 31, 2012
One-to-four family residential real estate loans	$137	$5	$4,584	$4,726	$5,256	$380	$212,960	$218,596
Multi-family mortgage loans	729	—	3,851	4,580	4,801	—	347,218	352,019
Nonresidential real estate loans	401	8	5,136	5,545	11,918	2,568	250,186	264,672
Construction and land loans	294	96	641	1,031	2,210	1,021	5,321	8,552
Commercial loans	23	1	1,300	1,324	256	20	61,112	61,388
Commercial leases	—	—	666	666	—	—	139,783	139,783
Consumer loans	—	—	163	163	—	—	2,745	2,745
	$1,584	$110	$16,341	$18,035	$24,441	$3,989	$1,019,325	1,047,755
Net deferred loan origination costs								745
Allowance for loan losses								(18,035)
Loans, net								$1,030,465

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses is as follows:

	For the Three Months Ended March 31,
	2013	2012
Beginning balance	$18,035	$31,726
Loans charged offs:
One-to-four family residential real estate loans	(369)	(672)
Multi-family mortgage loans	(236)	(554)
Nonresidential real estate loans	(79)	(433)
Construction and land loans	(927)	(47)
Commercial loans	(19)	(138)
Consumer loans	—	(12)
	(1,630)	(1,856)
Recoveries:
One-to-four family residential real estate loans	242	111
Multi-family mortgage loans	57	384
Nonresidential real estate loans	19	31
Construction and land loans	2	184
Commercial loans	5	57
Commercial leases	—	—
Consumer loans	1	5
	326	772
Net charge-off	(1,304)	(1,084)
Provision for loan losses	722	996
Ending balance	$17,453	$31,638
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following table presents loans individually evaluated for impairment by class of loans, excluding purchased impaired loans:

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2013
With no related allowance recorded:
One-to-four family residential real estate loans	$5,142	$4,047	$1,051	$—	$2,983	$15
One-to-four family residential real estate loans - non-owner occupied	810	649	139	—	1,379	7
Multi-family mortgage loans	7,651	7,379	4	—	3,417	12
Nonresidential real estate loans	4,088	3,467	251	—	5,519	2
Land loans	421	310	108	—	78	—
Commercial loans - secured	—	—	—	—	52	—
Commercial loans - unsecured	125	53	70	—	—	—
	18,237	15,905	1,623	—	13,428	36
With an allowance recorded:
One-to-four family residential real estate loans	162	149	3	18	—	—
One-to-four family residential real estate loans - non-owner occupied	134	100	34	98	373	—
Multi-family mortgage loans	3,609	3,099	477	685	2,758	9
Wholesale commercial lending	656	647	—	62	162	7
Nonresidential real estate loans	2,628	2,404	181	351	2,511	3
Land loans	2,500	1,264	1,232	135	1,972	—
Commercial loans - secured	1,034	830	201	81	361	—
	10,723	8,493	2,128	1,430	8,137	19
Total	$28,960	$24,398	$3,751	$1,430	$21,565	$55

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2012
With no related allowance recorded:
One-to-four family residential real estate loans	$5,250	$4,216	$1,027	$—	$2,814	$149
One-to-four family residential real estate loans - non-owner occupied	567	534	34	—	4,322	90
Multi-family mortgage loans	2,959	2,106	819	—	9,303	189
Nonresidential real estate loans	11,850	9,220	2,490	—	6,218	347
Land loans	—	—	—	—	409	—
Commercial loans - secured	—	—	—	—	137	—
Commercial loans - other	529	52	477	—	25	21
Non-rated commercial leases	—	—	—	—	23	3
	21,155	16,128	4,847	—	23,251	799
With an allowance recorded:
One-to-four family residential real estate loans	—	—	—	—	2,500	—
One-to-four family residential real estate loans - non-owner occupied	626	499	128	137	1,996	13
Multi-family mortgage loans	3,182	2,645	521	729	6,562	20
Wholesale commercial lending	—	—	—	—	—	—
Nonresidential real estate loans	2,825	2,549	266	401	21,077	20
Land loans	3,812	2,210	1,602	294	2,933	113
Commercial loans - secured	386	204	182	23	1,849	—
Commercial loans - unsecured	—	—	—	—	267	—
Non-rated commercial leases	—	—	—	—	36	—
Consumer loans	—	—	—	—	2	—
	10,831	8,107	2,699	1,584	37,222	166
Total	$31,986	$24,235	$7,546	$1,584	$60,473	$965
Purchased Impaired Loans
As a result of its acquisition of Downers Grove National Bank, the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. The carrying amount of these purchased impaired loans is as follows:

	March 31, 2013	December 31, 2012
One–to–four family residential real estate loans	$388	$380
Nonresidential real estate loans	2,554	2,568
Land loans	1,021	1,021
Commercial loans	21	20
Outstanding balance	$3,984	$3,989
Carrying amount, net of allowance ($101 at March 31, 2013, $110 at December 31, 2012)	$3,883	$3,879

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Accretable yield, or income expected to be collected, related to purchased impaired loans is as follows:

	For the Three Months Ended March 31,
	2013	2012
Beginning balance	$196	$2,270
New loans purchased	—	—
Disposals	—	127
Accretion of income	50	353
Ending balance	$146	$1,790
For the above purchased impaired loans, the Company decreased the allowance for loan losses by $9,000 for the three months ended March 31, 2013 and increased the allowance for loan losses by $337,000 for the three months ended March 31, 2012.
Purchased impaired loans for which it was probable at the date of acquisition that all contractually required payments would not be collected are as follows:

	March 31, 2013	December 31, 2012
Contractually required payments receivable of loans purchased:
One-to-four family residential real estate loans	$1,143	$1,143
Nonresidential real estate loans	3,871	3,884
Land loans	1,600	1,600
Commercial loans	222	597
	$6,836	$7,224
At acquisition, cash flows expected to be collected were $18.8 million, compared to the fair value of purchased impaired loans of $15.4 million.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual loans
The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans, excluding purchased impaired loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
March 31, 2013
One-to-four family residential real estate loans	$6,223	$5,122	$—
One-to-four family residential real estate loans – non owner occupied	1,106	866	—
Multi-family mortgage loans	11,197	10,174	243
Wholesale commercial lending	656	648	—
Nonresidential real estate loans	7,125	6,182	—
Land loans	2,921	1,575	—
Commercial loans – secured	1,034	830	—
Commercial loans – unsecured	125	53	—
Consumer loans	11	11	—
	$30,398	$25,461	$243
December 31, 2012
One-to-four family residential real estate loans	$7,286	$6,154	$70
One-to-four family residential real estate loans – non owner occupied	1,420	1,145	—
Multi-family mortgage loans	5,246	3,517	242
Nonresidential real estate loans	12,249	8,985	—
Land loans	3,817	2,210	—
Commercial loans – secured	386	204	—
Commercial loans – unsecured	552	52	17
	$30,956	$22,267	$329
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $1.2 million and $942,000 at March 31, 2013 and December 31, 2012, respectively. Except for purchased impaired loans, when a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables presents the aging of the recorded investment of loans at March 31, 2013 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$510	$305	$4,123	$4,938	$147,736	$152,674
One-to-four family residential real estate loans - non-owner occupied	504	198	811	1,513	54,569	56,082
Multi-family mortgage loans	2,145	1,208	9,762	13,115	276,979	290,094
Wholesale commercial lending	—	—	—	—	46,592	46,592
Nonresidential real estate loans	3,159	—	5,788	8,947	247,603	256,550
Construction loans	—	—	—	—	47	47
Land loans	—	—	1,375	1,375	4,454	5,829
Commercial loans:
Secured	142	—	830	972	18,168	19,140
Unsecured	21	—	52	73	5,549	5,622
Municipal loans	—	—	—	—	4,784	4,784
Warehouse lines	—	—	—	—	1,827	1,827
Health care	—	—	—	—	17,257	17,257
Other	—	—	—	—	6,861	6,861
Commercial leases:
Investment rated commercial leases	303	—	—	303	107,786	108,089
Below investment grade	—	—	—	—	9,644	9,644
Non-rated	—	—	—	—	25,691	25,691
Lease pools	—	—	—	—	4,594	4,594
Consumer loans	2	1	11	14	2,410	2,424
	$6,786	$1,712	$22,752	$31,250	$982,551	$1,013,801

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Purchased impaired loans
One-to-four family residential real estate loans - non-owner occupied	$—	$—	$388	$388	$—	$388
Nonresidential real estate loans	—	—	1,124	1,124	1,430	2,554
Land loans	—	—	1,021	1,021	—	1,021
Commercial loans – secured	—	—	21	21	—	21
	$—	$—	$2,554	$2,554	$1,430	$3,984

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables presents the aging of the recorded investment of loans at December 31, 2012 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$1,584	$778	$4,463	$6,825	$153,279	$160,104
One-to-four family residential real estate loans - non-owner occupied	855	579	249	1,683	55,906	57,589
Multi-family mortgage loans	5,393	3,049	3,218	11,660	291,103	302,763
Wholesale commercial lending	1,481	—	—	1,481	44,342	45,823
Nonresidential real estate loans	863	398	5,508	6,769	252,368	259,137
Land loans	702	1,220	630	2,552	4,956	7,508
Commercial loans:
Secured	659	3	204	866	22,336	23,202
Unsecured	81	78	16	175	5,774	5,949
Municipal loans	—	—	—	—	4,752	4,752
Warehouse lines	—	—	—	—	2,989	2,989
Health care	—	—	—	—	17,601	17,601
Other	—	—	—	—	6,977	6,977
Commercial leases:
Investment rated commercial leases	—	—	—	—	102,724	102,724
Below investment grade	—	—	—	—	9,294	9,294
Non-rated	—	—	—	—	25,657	25,657
Lease pools	—	—	—	—	3,028	3,028
Consumer loans	15	—	—	15	2,741	2,756
	$11,633	$6,105	$14,288	$32,026	$1,005,827	$1,037,853

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Purchased impaired loans
One-to-four family residential real estate loans - non-owner occupied	$327	$—	$53	$380	$—	$380
Nonresidential real estate loans	—	—	1,125	1,125	1,443	2,568
Land loans	—	—	1,021	1,021	—	1,021
Commercial loans – secured	—	—	20	20	—	20
	$327	$—	$2,219	$2,546	$1,443	$3,989

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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The Company had $5.6 million of TDRs at March 31, 2013, compared to $11.2 million at December 31, 2012, with $287,000 in specific valuation reserves allocated to those loans at March 31, 2013 and $318,000 in specific valuation reserves allocated at December 31, 2012. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs at either date.
The following table presents loans classified as TDRs:

	March 31, 2013	December 31, 2012
One-to-four family residential real estate	$2,640	$2,802
Multi-family mortgage	1,193	1,201
Nonresidential real estate	—	5,189
Troubled debt restructured loans – accrual loans	3,833	9,192
One-to-four family residential real estate	820	767
Multi-family mortgage	936	938
Nonresidential real estate	—	270
Troubled debt restructured loans – nonaccrual loans	1,756	1,975
Total troubled debt restructured loans	$5,589	$11,167
Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year of the restructuring that the historical payment performance has been established. These notes will be no longer included as a TDR above in the subsequent calendar year.
During the periods ending March 31, 2013 and 2012, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDR activity:

	Three months ended March 31,
	2013			2012
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	1	$384	$384	2	$392	$392
Multi-family mortgage	—	—	—	1	700	503
Total	1	$384	$384	3	$1,092	$895

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the three months ended March 31, 2013
One-to-four family residential real estate	$—	$384	$—	$384
Total	$—	$384	$—	$384
For the three months ended March 31, 2012
One-to-four family residential real estate	$372	$20	$—	$392
Multi-family mortgage	—	—	503	503
Total	$372	$20	$503	$895
The TDRs described above had no impact on interest income, resulted in no change to the allowance for loan losses and resulted in no charge offs for the three months ended March 31, 2013. The TDR's had no impact on interest income, but increased the allowance for loan losses by $183,000 and resulted in charge offs of $470,000 during the three months ended March 31, 2012.
The following table presents TDRs for which there was a payment default during the three months ending March 31, 2013 and 2012 within twelve months following the modification.

	2013		2012
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	—	$—	1	$278
Nonresidential real estate	—	—	1	700
Total	—	$—	2	$978
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The TDRs that subsequently defaulted had no material impact on the allowance for loans losses during the three months ending March 31, 2013 and 2012.
The terms of certain other loans were modified during the quarters ending March 31, 2013 and 2012 that did not meet the definition of a TDR. These loans have a total recorded investment of $324,000 and $1.7 million at March 31, 2013 and 2012. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.
As of March 31, 2013, based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$147,526	$126	$1,016	$4,111	$152,779
One-to-four family residential real estate loans non-owner occupied	52,066	1,439	1,967	1,289	56,761
Multi-family mortgage loans	254,877	14,879	11,169	10,935	291,860
Wholesale commercial lending	43,876	—	2,766	—	46,642
Nonresidential real estate loans	197,355	37,929	17,176	8,747	261,207
Construction loans	46	—	—	—	46
Land loans	2,582	—	1,707	2,598	6,887
Commercial loans:
Secured	15,496	2,419	351	852	19,118
Unsecured	3,776	312	1,466	52	5,606
Municipal loans	4,751	—	—	—	4,751
Warehouse lines	1,812	—	—	—	1,812
Health care	17,238	—	—	—	17,238
Other	6,837	—	—	—	6,837
Commercial leases:
Investment rated commercial leases	107,491	—	—	—	107,491
Below investment grade	9,569	—	—	—	9,569
Non-rated	25,533	—	—	—	25,533
Lease pools	4,575	—	—	—	4,575
Consumer loans	2,402	1	—	11	2,414
Total	$897,808	$57,105	$37,618	$28,595	$1,021,126

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of December 31, 2012, based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$152,711	$—	$1,428	$6,158	$160,297
One-to-four family residential real estate loans non-owner occupied	51,849	1,486	3,440	1,524	58,299
Multi-family mortgage loans	275,338	6,139	21,128	3,559	306,164
Wholesale commercial lending	44,074	—	1,781	—	45,855
Nonresidential real estate loans	199,802	30,898	22,345	11,627	264,672
Construction loans	—	—	—	—	—
Land loans	2,769	158	2,394	3,231	8,552
Commercial loans:					—
Secured	19,579	2,418	988	225	23,210
Unsecured	4,061	323	1,497	52	5,933
Municipal loans	4,751	—	—	—	4,751
Warehouse lines	2,971	—	—	—	2,971
Health care	17,566	—	—	—	17,566
Other	6,957	—	—	—	6,957
Commercial leases:					—
Investment rated commercial leases	102,101	—	—	—	102,101
Below investment grade	9,205	—	—	—	9,205
Non-rated	25,466	—	—	—	25,466
Lease pools	3,011	—	—	—	3,011
Consumer loans	2,742	—	3	—	2,745
Total	$924,953	$41,422	$55,004	$26,376	$1,047,755
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
Mortgage Servicing Rights: On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. The fair values of mortgage servicing rights are based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 3).

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2013
Securities:
Certificates of deposit	$—	$22,281	$—	$22,281
Municipal securities	—	366	—	366
Equity mutual fund	524	—	—	524
Mortgage-backed securities – residential	—	32,609	—	32,609
Collateralized mortgage obligations – residential	—	5,453	—	5,453
SBA-guaranteed loan participation certificates	—	40	—	40
	$524	$60,749	$—	$61,273
December 31, 2012
Securities:
Certificates of deposit	$—	$33,456	$—	$33,456
Municipal securities	—	369	—	369
Equity mutual fund	528	—	—	528
Mortgage-backed securities - residential	—	34,233	—	34,233
Collateralized mortgage obligations – residential	—	9,204	—	9,204
SBA-guaranteed loan participation certificates	—	42	—	42
	$528	$77,304	$—	$77,832

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2013
Impaired loans:
One–to–four family residential real estate loans	$—	$—	$186	$186
Multi-family mortgage loans	—	—	2,999	2,999
Nonresidential real estate loans	—	—	3,014	3,014
Construction and land loans	—	—	2,150	2,150
Commercial loans	—	—	750	750
	$—	$—	$9,099	$9,099
Other real estate owned:
One–to–four family residential real estate	$—	$—	$1,720	$1,720
Multi-family mortgage	—	—	—	—
Nonresidential real estate	—	—	3,268	3,268
Land	—	—	3,100	3,100
	$—	$—	$8,088	$8,088
Mortgage servicing rights	$—	$—	$211	$211

December 31, 2012
Impaired loans:
One–to–four family residential real estate loans	$—	$—	$410	$410
Multi-family mortgage loans	—	—	1,932	1,932
Nonresidential real estate loans	—	—	3,110	3,110
Construction and land loans	—	—	2,840	2,840
Commercial loans	—	—	181	181
	$—	$—	$8,473	$8,473
Other real estate owned:
One–to–four family residential real estate	$—	$—	$2,080	$2,080
Multi-family mortgage	—	—	720	720
Nonresidential real estate	—	—	3,966	3,966
Land	—	—	3,592	3,592
	$—	$—	$10,358	$10,358
Mortgage servicing rights	$—	$—	$208	$208
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, had a carrying amount of $28.5 million, with a valuation allowance of $1.5 million at March 31, 2013, compared to a carrying amount of $28.4 million and a valuation allowance of $1.7 million at December 31, 2012, resulting in a decrease in the provision for loan losses of $163,000 for three months ended March 31, 2013.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

OREO, which is carried at the lower of cost or fair value less costs to sell, had a carrying value of $8.1 million at March 31, 2013, which included valuation adjustments of $1.3 million, compared to $10.4 million at December 31, 2012, which included valuation adjustments of $1.2 million, resulting in an increase in the valuation adjustments of $89,000, reduced by sales for the three months ended March 31, 2013.
Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $1.0 million at March 31, 2013, of which $757,000 related to fixed rate loans and $256,000 related to adjustable rate loans. Mortgage servicing rights had a carrying amount of $1.0 million at December 31, 2012, of which $756,000 related to fixed rate loans and $264,000 related to adjustable rate loans. A pre–tax recovery of $26,000 on our fixed rate mortgage servicing rights portfolio was included in noninterest income for the three months ended March 31, 2013, compared to a $13,000 provision for the same period in 2012.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
One-to-four family residential real estate loans	$186	Sales comparison	Discount applied to valuation	6%-90% (67%)
Multi-family mortgage loans	2,999	Sales comparison	Comparison between sales and income approaches	2%-95% (47%)
		Income approach	Cap Rate	6.2% to 11.8% (7.65%)
Nonresidential real estate loans	3,014	Sales comparison	Comparison between sales and income approaches	6%-99% (63%)
		Income approach	Cap Rate	8.5%-10.3% (8.93%)
Construction and land loans	2,150	Sales comparison	Discount applied to valuation	10%-29% (28%)
Commercial loans	750	Sales comparison	Discount applied to valuation	0%-11% (58%)
Impaired loans	$9,099
Other real estate owned:
One-to-four family residential real estate	$1,720	Sales comparison	Discount applied to valuation	7%-77% (18%)
Nonresidential real estate	3,268	Sales comparison	Comparison between sales and income approaches	7%-30% (24%)
Land	3,100	Sales comparison	Discount applied to valuation	7%-21% (10%)
Other real estate owned	$8,088
Mortgage servicing rights	$211	Third party valuation	Present value of future servicing income based on prepayment speeds	12.3% - 25.7% (17.16%)
		Third party valuation	Present value of future servicing income based on default rates	12%

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments is as follows:

		Fair Value Measurements at March 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$311,128	$17,742	$293,386	$—	$311,128
Securities	61,273	524	60,749	—	61,273
Loans held-for-sale	55	—	55	—	55
Loans receivable, net of allowance for loan losses	1,004,404	—	964,073	9,099	973,172
FHLBC stock	7,566	—	—	—	N/A
Accrued interest receivable	3,951	—	3,951	—	3,951
Financial liabilities					—
Noninterest-bearing demand deposits	$(131,856)	$—	$(131,856)	$—	$(131,856)
Savings deposits	(148,184)	—	(148,184)	—	(148,184)
NOW and money market accounts	(693,650)	—	(693,650)	—	(693,650)
Certificates of deposit	(297,860)	—	(299,298)	—	(299,298)
Borrowings	(2,740)	—	(2,777)	—	(2,777)
Accrued interest payable	(137)	—	(137)	—	(137)

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$275,764	$20,361	$255,403	$—	$275,764
Securities	77,832	528	77,304	—	77,832
Loans held-for-sale	2,166	—	2,166	—	2,166
Loans receivable, net of allowance for loan losses	1,030,465	—	999,578	8,473	1,008,051
FHLBC stock	8,412	—	—	—	N/A
Accrued interest receivable	38,251	—	38,251	—	38,251
Financial liabilities
Noninterest-bearing demand deposits	$(134,597)	$—	$(134,597)	$—	$(134,597)
Savings deposits	(144,726)	—	(144,726)	—	(144,726)
NOW and money market accounts	(697,775)	—	(697,775)	—	(697,775)
Certificates of deposit	(305,253)	—	(306,859)	—	(306,859)
Borrowings	(5,567)	—	(5,608)	—	(5,608)
Accrued interest payable	(157)	—	(157)	—	(157)
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
Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) the failure of the real estate market to recover or further declines in real estate values that adversely impact the value of our loan collateral and OREO, asset dispositions and the level of borrower equity in their investments; (ii) the persistence or worsening of adverse economic conditions in general and in the Chicago metropolitan area in particular, including high or increasing unemployment levels, that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (iii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (iv) interest rate movements and their impact on customer behavior and our net interest margin; (v) less than anticipated loan growth due to a lack of demand for specific loan products, competitive pressures or a dearth of borrowers who meet our underwriting standards; (vi) changes, disruptions or illiquidity in national or global financial markets; (vii) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (viii) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board; (ix) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (x) the impact of new legislation or regulatory changes, including the Dodd-Frank Act, on our products, services, operations and operating expenses; (xi) higher federal deposit insurance premiums; (xii) higher than expected overhead, infrastructure and compliance costs; (xiii) changes in accounting principles, policies or guidelines; and (xiv) and our failure to achieve expected synergies and cost savings from acquisitions.
These risks and uncertainties, as well as the Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and all amendments thereto, as filed with the Securities and Exchange Commission.
Overview
Continuing the trends commenced in the fourth quarter of 2012, loan origination activity improved in the first quarter of 2013, especially in the multifamily, non-residential real estate and commercial leasing categories. The net reductions in balances in multifamily and non-residential loans were due in part to continued progress in resolving Watch List, Special Mention or Substandard loans. Residential loan origination volumes were essentially constant compared to the fourth quarter of 2012. Despite a modest growth in commercial & industrial loan originations, the net balance of commercial & industrial loans decreased due to increased remittances of health-care receivables by the State of Illinois, with a corresponding decline in health care line of credit exposures, and repayments of commercial lease bridge line of credit facilities due to increased final originations of commercial leases. Continued improvement in loan origination volumes remains essential to offsetting the ongoing effects of yield compression on our net interest income.
Asset quality improved modestly in the first quarter of 2013, with the Company's classified assets to capital ratio at 46%. In addition, we continued to reduce OREO balances at an acceptable rate with minimal impact to earnings and capital during the quarter.
Beginning in the fourth quarter, 2012 and continuing in 2013, we determined that for certain performing classified and non-performing multifamily and non-residential real estate loans, the most cost-effective and expeditious resolution method was to decline to renew the loans upon maturity or to utilize other remedies provided by our loan documents to accelerate the maturity date of the loans, together with an attempt to negotiate a final resolution in the form of a deed-in-lieu of foreclosure. Of the $10.3 million in loans placed on non-accrual in the first quarter of 2013, $7.3 million related to affirmative steps that we took to expedite resolution. We believe this approach has the potential to further reduce classified and non-performing assets more rapidly and with lower litigation costs given current judicial foreclosure processes.
Our provision for loan losses increased in the first quarter of 2013 due principally to the receipt of an updated appraisal on land securing a loan to a local physician that we acquired in the Downers Grove National Bank transaction. Pursuant to the foregoing expedited resolution strategy, we declined to renew the loans at maturity in the fourth quarter of 2012 and obtained updated collateral valuations in the first quarter of 2013.
Non-interest income deposit fee income declined in the first quarter of 2013 due to reduced customer withdrawal activity within the check, ATM and debit card channels. The decline in activity reflects seasonal factors, the continuing impact of the Dodd-Frank Act legislation and payroll taxes on retail customer behavior, and reductions in commercial customer account net fee income due to higher average balances. The gain on sale of newly-originated residential loans was essentially constant in the first quarter of 2013 but we noted significantly increased residential loan application activity at the beginning of the second quarter of 2013 due to new Internet marketing methods that we implemented for residential loans. The gain on sale related to our bulk sale of non-performing loans reflected improved pricing obtained in the final bidding process during first quarter of 2013.
Non-interest expense declined in the first quarter of 2013 despite seasonal effects within the compensation and benefits category as well as the recording of certain trailing legal and other expenses related to bulk sales activity. The Company's full-time equivalent employment levels declined slightly during the first quarter of 2013, reflecting the initial implementation of our updated operations review; we anticipate that our full-time employments levels will decline to a range between 305 and 315 by the end of the second quarter of 2013. These changes reflect the reductions in customer transaction volumes in branch offices, due to increased usage of electronic banking channels, completion of technology conversion projects, elimination of Downers Grove National Bank merger/acquisition integration resources, and a consolidation of resources within various operational functions.
SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	March 31, 2013	December 31, 2012	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,466,135	$1,481,192	$(15,057)
Loans, net	1,004,404	1,030,465	(26,061)
Loans held-for-sale	55	2,166	(2,111)
Securities, at fair value	61,273	77,832	(16,559)
Core deposit intangible	2,882	3,038	(156)
Deposits	1,271,550	1,282,351	(10,801)
Borrowings	2,740	5,567	(2,827)
Equity	173,639	172,890	749

	For the Three Months Ended March 31,
	2013	2012	Change
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$12,713	$16,634	$(3,921)
Interest expense	994	1,240	(246)
Net interest income	11,719	15,394	(3,675)
Provision for loan losses	722	996	(274)
Net interest income after provision for loan losses	10,997	14,398	(3,401)
Noninterest income	2,866	1,832	1,034
Noninterest expense	13,185	13,436	(251)
Income before income tax expense	678	2,794	(2,116)
Income tax expense	—	457	(457)
Net income	$678	$2,337	$(1,659)

	For the Three Months Ended March 31,
	2013	2012
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.19%	0.61%
Return on equity (ratio of net income to average equity) (1)	1.55	4.61
Average equity to average assets	11.95	13.16
Net interest rate spread (1) (2)	3.39	4.18
Net interest margin (1) (3)	3.45	4.26
Efficiency ratio (4)	90.40	78.00
Noninterest expense to average total assets (1)	3.61	3.49
Average interest-earning assets to average interest-bearing liabilities	120.81	122.46
Dividends declared per share	$—	$0.01
Dividend payout ratio	N.M.	N.M.

	At March 31, 2013	At December 31, 2012
Asset Quality Ratios:
Nonperforming assets to total assets (5)	2.56%	2.59%
Nonperforming loans to total loans	2.89	2.67
Allowance for loan losses to nonperforming loans	59.24	64.39
Allowance for loan losses to total loans	1.71	1.72
Capital Ratios:
Equity to total assets at end of period	11.84%	11.67%
Tier 1 leverage ratio (Bank only)	9.77	9.60
Other Data:
Number of full-service offices	20	20
Employees (full-time equivalents)	347	352

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.

N.M. Not Meaningful

Comparison of Financial Condition at March 31, 2013 and December 31, 2012
Total assets decreased $15.1 million, or 1.0%, to $1.466 billion at March 31, 2013, from $1.481 billion at December 31, 2012. The decrease in total assets was primarily due to a decrease in loans receivable and securities. The decrease was partially offset by an increase in cash and cash equivalents. Net loans decreased $26.1 million to $1.004 billion at March 31, 2013, from $1.030 billion at December 31, 2012. In December 2012, we designated certain owner-occupied and investor-owned one-to-four family residential loans with a carrying value of $7.5 million as “held for sale” in preparation for a bulk sale. The sale of the one-to-four family residential loans was completed in February 2013. Securities decreased $16.6 million to $61.3 million at March 31, 2013, from $77.8 million at December 31, 2012. Net cash and cash equivalents increased by $35.4 million to $311.1 million at March 31, 2013, from $275.8 million at December 31, 2012.
Total liabilities decreased by $15.8 million, or 1.2%, to $1.292 billion at March 31, 2013, from $1.308 billion at December 31, 2012. Total deposits decreased $10.8 million, or 0.8%, to $1.272 billion at March 31, 2013, from $1.282 billion at December 31, 2012, primarily due to deposit pricing adjustments that we made in anticipation of additional excess liquidity resulting from loan payments and bulk sales of loans. Certificates of deposit decreased $7.4 million, or 2.4%, to $297.9 million at March 31, 2013, from $305.3 million at December 31, 2012. Core deposits increased to 76.6% of total deposits at March 31, 2013, from 76.2% of total deposits at December 31, 2012. Noninterest-bearing demand deposits decreased $2.7 million, or 2.0%, to $131.9 million at March 31, 2013, from $134.6 million at December 31, 2012. Savings accounts increased $3.5 million, or 2.4%, to $148.2 million at March 31, 2013, from $144.7 million at December 31, 2012. Money market and interest-bearing NOW accounts decreased $4.1 million, or 0.6%, to $693.7 million at March 31, 2013, from $697.8 million at December 31, 2012.
Total stockholders’ equity was $173.6 million at March 31, 2013, compared to $172.9 million at December 31, 2012. The increase in total stockholders’ equity was primarily due to the $678,000 net income that we recorded for three months ended March 31, 2013. The unallocated shares of common stock that our ESOP owns were reflected as a $12.0 million reduction to stockholders’ equity at March 31, 2013, compared to $12.2 million reduction at December 31, 2012.
Operating results for the three months ended March 31, 2013 and 2012
Net Income. We had net income of $678,000 for three months ended March 31, 2013 compared to $2.3 million for the three months ended March 31, 2012. Our earnings per share of common stock was $0.03 per basic and fully diluted share, for the three months ended March 31, 2013, compared to $0.12 per basic and fully diluted share for the three months ended March 31, 2012.
Net Interest Income. Net interest income was $11.7 million for the three months ended March 31, 2013, compared to $15.4 million for the same period in 2012. The decrease reflected a $3.9 million decrease in interest income and a $246,000 decrease in interest expense.
The decrease in net interest income was primarily attributable to a lower level of average interest-earning assets. Total average interest-earning assets decreased $75.0 million, or 5.2%, to $1.379 billion for the three months ended March 31, 2013, from $1.454 billion for the same period in 2012. Our net interest rate spread decreased by 79 basis points to 3.39% for the three months ended March 31, 2013, from 4.18% for the same period in 2012. Our net interest margin decreased by 81 basis points to 3.45% for the three months ended March 31, 2013, from 4.26% for the same period in 2012. The decrease in the net interest spread and margin was a result of lower yields on interest earning assets, which was partially offset by a lower cost of funds. The yield on interest earning assets decreased 86 basis points to 3.74% for the three months ended March 31, 2013, from 4.60% for the same period in 2012, and the cost of interest bearing liabilities decreased seven basis points to 0.35% for the three months ended March 31, 2013, from 0.42% for the same period in 2012.

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

	Three months ended March 31,
	2013			2012
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,028,907	$12,278	4.84%	$1,236,234	$16,112	5.24%
Securities	73,284	250	1.39	88,448	442	2.01
Stock in FHLBC	8,026	6	0.30	13,868	4	0.12
Other	268,939	179	0.27	115,567	76	0.26
Total interest-earning assets	1,379,156	12,713	3.74	1,454,117	16,634	4.60
Noninterest-earning assets	82,963			87,698
Total assets	$1,462,119			$1,541,815
Interest-bearing Liabilities:
Savings deposits	$145,932	37	0.10	$145,544	37	0.10
Money market accounts	345,483	313	0.37	345,339	314	0.37
NOW accounts	346,495	105	0.12	331,459	98	0.12
Certificates of deposit	300,528	531	0.72	355,921	765	0.86
Total deposits	1,138,438	986	0.35	1,178,263	1,214	0.41
Borrowings	3,187	8	1.02	9,183	26	1.14
Total interest-bearing liabilities	1,141,625	994	0.35	1,187,446	1,240	0.42
Noninterest-bearing deposits	128,365			131,914
Noninterest-bearing liabilities	17,363			19,520
Total liabilities	1,287,353			1,338,880
Equity	174,766			202,935
Total liabilities and equity	$1,462,119			$1,541,815
Net interest income		$11,719			$15,394
Net interest rate spread (2)			3.39%			4.18%
Net interest-earning assets (3)	$237,531			$266,671
Net interest margin (4)			3.45%			4.26%
Ratio of interest-earning assets to interest-bearing liabilities	120.81%			122.46%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
The provision for loan losses totaled $722,000 for the three months ended March 31, 2013, compared to $996,000 for the same period in 2012. The provision for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. Net charge-offs were $1.3 million for the three months ended March 31, 2013, compared to $1.1 million for the same period in 2012. The allowance for loan losses as a percentage of nonperforming loans was 59.24% at March 31, 2013, compared to 64.39% at December 31, 2012. Loans collectively evaluated for impairment decreased $26.7 million, or 2.6%, to $992.6 million at March 31, 2013, compared to $1.019 billion at December 31, 2012. The related loan loss decreased $419,000, or 2.6%, to $15.9 million at March 31, 2013, compared to $16.3 million at December 31, 2012.
A loan balance is classified as a loss and charged-off when it is confirmed that there is no readily apparent source of repayment for the portion of the loan that is classified as loss. Confirmation can occur upon the receipt of updated third-party appraisal valuation information indicating that there is a low probability of repayment upon sale of the collateral, the final disposition of collateral where the net proceeds are insufficient to pay the loan balance in full, our failure to obtain possession of certain consumer-loan collateral within certain time limits specified by applicable federal regulations, the conclusion of legal proceedings where the borrower’s obligation to repay is legally discharged (such as a Chapter 7 bankruptcy proceeding), or when it appears that further formal collection procedures are not likely to result in net proceeds in excess of the costs to collect.
Noninterest Income

	Three months ended March 31,
	2013	2012	Change
	(Dollars in thousands)
Deposit service charges and fees	$499	$557	$(58)
Other fee income	375	385	(10)
Insurance commissions and annuities income	109	122	(13)
Gain on sale of loans, net	1,417	267	1,150
Loan servicing fees	123	128	(5)
Amortization of servicing assets	(59)	(69)	10
Recovery (impairment) of servicing assets	26	(13)	39
Earnings on bank owned life insurance	70	126	(56)
Trust income	181	184	(3)
Other	125	145	(20)
Total noninterest income	$2,866	$1,832	$1,034
Noninterest income increased by $1.0 million to $2.9 million for the three months ended March 31, 2013, from $1.8 million for 2012. Noninterest income for the three months ended March 31, 2013, included $1.4 million gain on sale of loans which included recurring loan sale activity combined with the completion of the sale of the owner-occupied and investor-owned one-to-four family residential loans that we designated as held for sale at December 31, 2012. The completion of this sale resulted in pre-tax gain on sale of loans of approximately $1.3 million.

Noninterest Expense

	Three months ended March 31,
	2013	2012	Change
	(Dollars in thousands)
Compensation and benefits	$6,752	$6,679	$73
Office occupancy and equipment	1,948	2,032	(84)
Advertising and public relations	146	106	40
Information technology	749	848	(99)
Supplies, telephone and postage	461	390	71
Amortization of intangibles	156	163	(7)
Nonperforming asset management	694	1,240	(546)
Loss (gain) on sale other real estate owned	69	(139)	208
Valuation adjustments of other real estate owned	89	389	(300)
Operations of other real estate owned	353	302	51
FDIC insurance premiums	492	348	144
Other	1,276	1,078	198
Total noninterest expense	$13,185	$13,436	$(251)
Noninterest expense decreased by $251,000, or 1.9%, to $13.2 million for the three months ended March 31, 2013, from $13.4 million for the same period in 2012. Noninterest expense for three months ended March 31, 2013 included $1.2 million of nonperforming asset management and OREO expenses, compared to $1.8 million for the same period in 2012. Nonperforming asset management expenses decreased $546,000, or 44.0%, to $694,000 for the year ended March 31, 2013, compared to $1.2 million for the same period in 2012, primarily due to the decline in nonperforming assets and a decline in expenses relating to resolutions and accelerated dispositions of nonperforming assets. The three months ended March 31, 2013 included an $89,000 valuation adjustment to OREO properties, compared to a $389,000 valuation adjustment to OREO properties for the same period in 2012. Noninterest expense for the three months ended March 31, 2013 also included the payment of $203,000 of settlements concerning two sold mortgage loans. The first settlement was based on our inclusion of an ineligible retirement plan in calculating the borrower's available liquidity, and the second involved a servicing error relating to the premature termination of private mortgage insurance.
Income Taxes
For the three months ended March 31, 2013, we recorded no income tax expense or benefit due to the full valuation allowance we established for deferred tax assets, compared to an income tax expense of $457,000 for three months ended March 31, 2012.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At March 31, 2013, we had one loan totaling $243,000 in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–improved” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of March 31, 2013, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	March 31, 2013	December 31, 2012	Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$5,988	$7,299	$(1,311)
Multi-family mortgage	10,822	3,517	7,305
Nonresidential real estate	6,182	8,985	(2,803)
Construction and land	1,575	2,210	(635)
Commercial	883	256	627
Consumer	11	—	11
	25,461	22,267	3,194
Loans held-for-sale	15	1,752	(1,737)
Other real estate owned:
One-to-four family residential	1,515	1,760	(245)
Multi-family mortgage	—	720	(720)
Nonresidential real estate	2,896	3,504	(608)
Land	1,144	1,323	(179)
	5,555	7,307	(1,752)
Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	31,031	31,326	(295)
Purchased impaired loans:
One-to-four family residential	388	380	8
Nonresidential real estate	2,554	2,568	(14)
Construction and land	1,021	1,021	—
Commercial	21	20	1
	3,984	3,989	(5)
Purchased other real estate owned:
One-to-four family residential	205	320	(115)
Nonresidential real estate	372	462	(90)
Land	1,956	2,269	(313)
	2,533	3,051	(518)
Purchased impaired loans and other real estate owned	6,517	7,040	(523)
Total nonperforming assets	$37,548	$38,366	$(818)
Ratios:
Nonperforming loans to total loans	2.89%	2.67%
Nonperforming loans to total loans (1)	2.49	2.29
Nonperforming assets to total assets	2.56	2.59
Nonperforming assets to total assets(1)	2.12	2.11

(1)	These asset quality ratios exclude purchased impaired loans and purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

Nonperforming Assets
Nonperforming assets decreased by $818,000, to $37.5 million at March 31, 2013, from $38.4 million at December 31, 2012. The decrease reflected the disposition of $2.7 million in OREO, the disposition of the $1.7 million of one- to four family mortgage loans that we designated as held for sale in the fourth quarter of 2012, and various other nonperforming asset resolutions, including the successful restructuring (followed by a sustained period of performance) of a $6.1 million total credit exposure that initially consisted of seven loans secured by industrial/flex suburban Chicago commercial real estate owned by a family-owned entity.  These actions were partially offset by the placement of $10.3 million of loans on nonaccrual status. In fourth quarter, 2012, we determined that for certain performing classified and non-performing multifamily or non-residential real estate loans, the most cost-effective and expeditious resolution method was to decline to renew the loans upon maturity, or to utilize other remedies provided by our loan documents to accelerate the maturity date of the loans, together with an attempt to negotiate a final resolution in the form of a deed-in-lieu of foreclosure. Of the $10.3 million in loans placed on non-accrual in the first quarter of 2013, $7.3 million related to affirmative expedited resolution cases. Of this amount, $6.4 million involved multifamily loans to five unaffiliated borrowers. We are pursuing various actions to attempt to obtain title to these multifamily properties so that they can be marketed for sale.
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
The following represents the rollfoward of OREO and the composition of OREO properties.

	Three months ended March 31,
	2013	2012
	(Dollars in thousands)
Beginning balance	$10,358	$22,480
New foreclosed properties	555	1,127
Valuation adjustments	(89)	(573)
Gain (loss) on sale of other real estate owned	(69)	139
Proceeds from sales of other real estate owned	(2,667)	(2,984)
Ending balance	$8,088	$20,189

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
One–to–four family residential	$1,515	$1,760
Multi-family mortgage	—	720
Nonresidential real estate	2,896	3,504
Land	1,144	1,323
	5,555	7,307
Acquired other real estate owned:
One–to–four family residential	205	320
Nonresidential real estate	372	462
Land	1,956	2,269
	2,533	3,051
Total other real estate owned	$8,088	$10,358
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances. We had no outstanding advances at March 31, 2013.
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
As of March 31, 2013, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of March 31, 2013, we had no other material commitments for capital expenditures.
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
The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the Office of the Comptroller of the Currency that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.
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

Actual capital ratios and minimum required ratios for the Bank were:

	Actual Ratio	Minimum required to be Well Capitalized Under Prompt Corrective Action Provisions	Minimum Capital Ratios Established under Capital Plans
March 31, 2013
Total capital (to risk-weighted assets)	15.84%	8.00%	12.00%
Tier 1 (core) capital (to risk-weighted assets)	14.59	4.00	8.00
Tier 1 (core) capital (to adjusted total assets)	9.77	4.00	8.00
December 31, 2012
Total capital (to risk-weighted assets)	15.32%	8.00%	12.00%
Tier 1 (core) capital (to risk-weighted assets)	14.07	4.00	8.00
Tier 1 (core) capital (to adjusted total assets)	9.60	4.00	8.00
As of March 31, 2013 and December 31, 2012, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the Bank’s prompt corrective action capitalization category.
Capital Management - Company Total stockholders’ equity was $173.6 million at March 31, 2013, compared to $172.9 million at December 31, 2012. The increase in total stockholders’ equity was primarily due to the $678,000 net income that we recorded for the three months ended March 31, 2013. The unallocated shares of common stock that our ESOP owns were reflected as a $12.0 million reduction to stockholders’ equity at March 31, 2013, compared to $12.2 million at December 31, 2012.
Quarterly Cash Dividends. Our Board of Directors declared a quarterly cash dividend of $0.01 per share on April 11, 2013 payable on May 10, 2013 to stockholders of record on April 26, 2013. As a result of the regulatory restructuring occasioned by the Dodd-Frank Act, the Company is subject to Federal Reserve Board Supervisory Letter SR 09-4, which provides that a holding company should, among other things, notify and make a submission to the Federal Reserve Bank prior to declaring a dividend if its net income for the current quarter is not sufficient to fully fund the dividend, and consider eliminating, deferring or significantly reducing its dividends if its net income for the current quarter is not sufficient to fully fund the dividends, or if its net income for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends. The Company will continue to consult with, and seek the prior approval of, the Federal Reserve Bank prior to declaring any dividends.
Stock Repurchase Program. Our Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. The authorization permitted shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization was utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. As of March 31, 2013, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that had been authorized for repurchase. Federal Reserve Board Supervisory Letter SR 09-4 provides that holding companies experiencing financial weaknesses such as operating losses should notify and make a submission to the Federal Reserve Bank before redeeming or repurchasing common stock. The Company has no plans to conduct such discussions with the Federal Reserve supervisory staff or engage in stock repurchases at this time.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
Quantitative Analysis. The following table sets forth, as of March 31, 2013, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase in NPV		Decrease in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(dollars in thousands)
+400	$1,665	1.14%	$(712)	(1.62)%
+300	1,663	1.14	(405)	(0.92)
+200	1,535	1.05	(252)	(0.57)
+100	1,086	0.74	(146)	(0.33)
0	—	—	—	—
The Company has opted not to include an estimate for a decrease in rates at March 31, 2013 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at March 31, 2013, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 1.05% increase in NPV and a $252,000 decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended March 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. In accordance with this authorization, the Company had repurchased 4,239,134 shares of its common stock as of March 31, 2013. The Company has no plans to engage in stock repurchases at this time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	MINE SAFETY DISCLOSURES

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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
BANKFINANCIAL CORPORATION
Date:    May 8, 2013     By:    /s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Chief Financial Officer