Form 10-Q
period 2013-06-30
BankFinancial CORP
filed 2013-08-06
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2013
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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date, at August 2, 2013, there were 21,101,966 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
June 30, 2013

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	June 30, 2013	December 31, 2012
Assets
Cash and due from other financial institutions	$18,303	$20,361
Interest-bearing deposits in other financial institutions	293,790	255,403
Cash and cash equivalents	312,093	275,764
Securities, at fair value	53,014	77,832
Loans held-for-sale	276	2,166
Loans receivable, net of allowance for loan losses: June 30, 2013, $17,097 and December 31, 2012, $18,035	1,012,316	1,030,465
Other real estate owned, net	6,262	10,358
Stock in Federal Home Loan Bank, at cost	6,068	8,412
Premises and equipment, net	36,830	38,251
Accrued interest receivable	3,750	4,146
Core deposit intangible	2,732	3,038
Bank owned life insurance	21,797	21,645
FDIC prepaid expense	—	2,658
Income tax receivable	—	461
Other assets	5,994	5,996
Total assets	$1,461,132	$1,481,192

Liabilities:
Deposits
Noninterest-bearing	$137,146	$134,597
Interest-bearing	1,124,950	1,147,754
Total deposits	1,262,096	1,282,351
Borrowings	2,940	5,567
Advance payments by borrowers taxes and insurance	10,619	10,705
Accrued interest payable and other liabilities	12,248	9,679
Total liabilities	1,287,903	1,308,302
Commitments and contingent liabilities
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,101,966 shares issued at June 30, 2013 and 21,072,966 shares at December 31, 2012	211	211
Additional paid-in capital	193,556	193,590
Retained earnings (deficit)	(9,464)	(9,796)
Unearned Employee Stock Ownership Plan shares	(11,748)	(12,233)
Accumulated other comprehensive income	674	1,118
Total stockholders’ equity	173,229	172,890
Total liabilities and stockholders’ equity	$1,461,132	$1,481,192

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and dividend income
Loans, including fees	$11,854	$15,312	24,132	31,424
Securities	219	387	469	829
Other	203	125	388	205
Total interest income	12,276	15,824	24,989	32,458
Interest expense
Deposits	933	1,084	1,919	2,298
Borrowings	2	28	10	54
Total interest expense	935	1,112	1,929	2,352
Net interest income	11,341	14,712	23,060	30,106
Provision for loan losses	206	1,745	928	2,741
Net interest income after provision for loan losses	11,135	12,967	22,132	27,365
Noninterest income
Deposit service charges and fees	509	521	1,008	1,078
Other fee income	410	383	785	768
Insurance commissions and annuities income	86	112	195	234
Gain (loss) on sale of loans, net	(4)	118	1,413	385
Loss on disposition of premises and equipment, net	—	(157)	—	(157)
Loan servicing fees	114	119	237	247
Amortization and impairment of servicing assets	(76)	(98)	(109)	(180)
Earnings on bank owned life insurance	82	120	152	246
Trust	183	190	364	374
Other	205	110	330	255
	1,509	1,418	4,375	3,250
Noninterest expense
Compensation and benefits	6,686	6,481	13,438	13,160
Office occupancy and equipment	1,805	2,105	3,753	4,137
Advertising and public relations	268	224	414	330
Information technology	816	825	1,565	1,673
Supplies, telephone, and postage	403	362	864	752
Amortization of intangibles	150	157	306	320
Nonperforming asset management	655	1,117	1,349	2,357
Operations of other real estate owned	422	1,691	933	2,243
FDIC insurance premiums	477	309	969	657
Other	886	773	2,162	1,851
	12,568	14,044	25,753	27,480
Income before income taxes	76	341	754	3,135
Income tax benefit	—	(457)	—	—
Net income	$76	$798	$754	$3,135

Basic earnings per common share	$—	$0.04	$0.04	$0.16
Diluted earnings per common share	$—	$0.04	$0.04	$0.16
Weighted average common shares outstanding	19,989,757	19,860,419	19,976,964	19,847,846
Diluted weighted average common shares outstanding	19,990,313	19,860,419	19,977,171	19,847,846

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$76	$798	$754	$3,135
Unrealized holding gain (loss) arising during the period, net of tax	(320)	19	(444)	(36)
Amount reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive gain (loss)	(320)	19	(444)	(36)

Comprehensive income (loss)	$(244)	$817	$310	$3,099

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2012	$211	$193,801	$17,946	$(13,212)	$1,111	$199,857
Net income	—	—	3,135	—	—	3,135
Other comprehensive income, net of tax effects	—	—	—	—	(36)	(36)
Nonvested stock awards-stock-based compensation expense	—	41	—	—	—	41
Cash dividends declared on common stock ($0.02 per share)	—	—	(422)	—	—	(422)
ESOP shares earned	—	(119)	—	487	—	368
Balance at June 30, 2012	$211	$193,723	$20,659	$(12,725)	$1,075	$202,943

Balance at January 1, 2013	$211	$193,590	$(9,796)	$(12,233)	$1,118	$172,890
Net income	—	—	754	—	—	754
Other comprehensive income, net of tax effects	—	—	—	—	(444)	(444)
Nonvested stock awards-stock-based compensation expense	—	38	—	—	—	38
Cash dividends declared on common stock ($0.02 per share)	—	—	(422)	—	—	(422)
ESOP shares earned	—	(72)	—	485	—	413
Balance at June 30, 2013	$211	$193,556	$(9,464)	$(11,748)	$674	$173,229

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$754	$3,135
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	928	2,741
ESOP shares earned	413	368
Stock–based compensation expense	38	41
Depreciation and amortization	2,221	2,283
Amortization of premiums and discounts on securities and loans	(414)	(1,633)
Amortization of core deposit and other intangible assets	306	320
Amortization and impairment of servicing assets	109	180
Net change in net deferred loan origination costs	(53)	127
Net loss (gain) on sale of other real estate owned	118	(84)
Net gain on sale of loans	(1,413)	(385)
Net loss disposition of premises and equipment	—	157
Loans originated for sale	(7,601)	(9,585)
Proceeds from sale of loans	8,182	11,383
Other real estate owned valuation adjustments	230	1,425
Net change in:
Accrued interest receivable	396	1,046
Earnings on bank owned life insurance	(152)	(246)
Other assets	2,237	56
Accrued interest payable and other liabilities	34	(1,963)
Net cash from operating activities	6,333	9,366
Cash flows from investing activities
Securities
Proceeds from maturities	21,268	21,189
Proceeds from principal repayments	8,724	9,700
Purchases of securities	(3,175)	(13,184)
Loans receivable
Principal payments on loans receivable	228,608	281,548
Purchases of loans	—	(398)
Originated for investment	(213,704)	(177,554)
Proceeds from sale of loans	2,868	—
Proceeds of redemption of Federal Home Loan Bank of Chicago stock	2,344	6,186
Proceeds from sale of other real estate owned	6,478	7,455
Purchase of premises and equipment, net	(25)	(1,495)
Net cash from investing activities	53,386	133,447

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities
Net change in deposits	$(20,255)	$(42,969)
Net change in borrowings	(2,627)	759
Net change in advance payments by borrowers for taxes and insurance	(86)	(178)
Cash dividends paid on common stock	(422)	(422)
Net cash used in financing activities	(23,390)	(42,810)
Net change in cash and cash equivalents	36,329	100,003
Beginning cash and cash equivalents	275,764	120,704
Ending cash and cash equivalents	$312,093	$220,707

Supplemental disclosures of cash flow information:
Interest paid	$1,951	$2,378
Income taxes paid	—	—
Income taxes refunded	461	1,115
Loans transferred to other real estate owned	2,756	3,766
Due to broker for purchase of securities not settled	2,535	—

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
Principles of Consolidation: The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the June 30, 2013, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued an amendment to improve the reporting of reclassifications out of accumulated other comprehensive income. ASC Topic 220, “Comprehensive Income” amended prior guidance to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under GAAP. The Company adopted this new authoritative guidance on January 1, 2013, and it did not have an impact on the Company's statements of operations and financial condition as the Company did not have any amounts reclassified during the three or six month periods ended June 30, 2013 and 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available to common stockholders	$76	$798	$754	$3,135
Average common shares outstanding	21,088,263	21,072,966	21,080,657	21,072,966
Less:
Unearned ESOP shares	(1,084,709)	(1,209,023)	(1,096,757)	(1,221,191)
Unvested restricted stock shares	(13,797)	(3,524)	(6,936)	(3,929)
Weighted average common shares outstanding	19,989,757	19,860,419	19,976,964	19,847,846
Add - Net effect of dilutive stock options and unvested restricted stock	556	—	207	—
Diluted weighted average common shares outstanding	19,990,313	19,860,419	19,977,171	19,847,846
Basic earnings per common share	$—	$0.04	$0.04	$0.16
Diluted earnings per common share	$—	$0.04	$0.04	$0.16
Number of antidilutive stock options excluded from the diluted earnings per share calculation	—	1,881,053	—	1,881,053
Weighted average exercise price of anti-dilutive option shares	$—	$16.58	$—	$16.58

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Certificates of deposit	$15,639	$—	$—	$15,639
Municipal securities	350	12	—	362
Equity mutual fund	500	7	—	507
Mortgage-backed securities - residential	29,954	1,439	(127)	31,266
Collateralized mortgage obligations - residential	5,175	33	(7)	5,201
SBA-guaranteed loan participation certificates	39	—	—	39
	$51,657	$1,491	$(134)	$53,014
December 31, 2012
Certificates of deposit	$33,456	$—	$—	$33,456
Municipal securities	350	19	—	369
Equity mutual fund	500	28	—	528
Mortgage-backed securities - residential	32,572	1,661	—	34,233
Collateralized mortgage obligations - residential	9,111	95	(2)	9,204
SBA-guaranteed loan participation certificates	42	—	—	42
	$76,031	$1,803	$(2)	$77,832
Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at June 30, 2013 and December 31, 2012.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$15,809	$15,811
Due after one year through five years	180	190
	15,989	16,001
Equity mutual fund	500	507
Mortgage-backed securities - residential	29,954	31,266
Collateralized mortgage obligations - residential	5,175	5,201
SBA-guaranteed loan participation certificates	39	39
	$51,657	$53,014

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2013
Mortgage-backed securities - residential	$2,488	$(127)	$—	$—	$2,488	$(127)
Collateralized mortgage obligations - residential	—	—	364	(7)	364	(7)
	$2,488	$(127)	$364	$(7)	$2,852	$(134)

December 31, 2012
Collateralized mortgage obligations - residential	$—	$—	$1,956	$(2)	$1,956	$(2)
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
Certain residential mortgage-backed securities and a collateralized mortgage obligation that the Company holds in its investment portfolio remained in an unrealized loss position at June 30, 2013, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.
There were no sales of securities during the six months ended June 30, 2013 or 2012.
NOTE 4 - LOANS RECEIVABLE
Loans receivable are as follows:

	June 30, 2013	December 31, 2012
One-to-four family residential real estate loans	$200,181	$218,596
Multi-family mortgage loans	353,924	352,019
Nonresidential real estate loans	255,429	264,672
Construction and land loans	7,152	8,552
Commercial loans	51,701	61,388
Commercial leases	157,606	139,783
Consumer loans	2,622	2,745
Total loans	1,028,615	1,047,755
Net deferred loan origination costs	798	745
Allowance for loan losses	(17,097)	(18,035)
Loans, net	$1,012,316	$1,030,465

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
June 30, 2013
One-to-four family residential real estate loans	$47	$2	$3,866	$3,915	$5,115	$396	$194,670	$200,181
Multi-family mortgage loans	629	—	4,057	4,686	12,642	—	341,282	353,924
Nonresidential real estate loans	352	—	5,341	5,693	6,750	1,607	247,072	255,429
Construction and land loans	135	50	621	806	1,604	997	4,551	7,152
Commercial loans	34	—	1,071	1,105	651	21	51,029	51,701
Commercial leases	—	—	798	798	—	—	157,606	157,606
Consumer loans	—	—	94	94	—	—	2,622	2,622
	$1,197	$52	$15,848	$17,097	$26,762	$3,021	$998,832	1,028,615
Net deferred loan origination costs								798
Allowance for loan losses								(17,097)
Loans, net								$1,012,316

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
December 31, 2012
One-to-four family residential real estate loans	$137	$5	$4,584	$4,726	$5,256	$380	$212,960	$218,596
Multi-family mortgage loans	729	—	3,851	4,580	4,801	—	347,218	352,019
Nonresidential real estate loans	401	8	5,136	5,545	11,918	2,568	250,186	264,672
Construction and land loans	294	96	641	1,031	2,210	1,021	5,321	8,552
Commercial loans	23	1	1,300	1,324	256	20	61,112	61,388
Commercial leases	—	—	666	666	—	—	139,783	139,783
Consumer loans	—	—	163	163	—	—	2,745	2,745
	$1,584	$110	$16,341	$18,035	$24,441	$3,989	$1,019,325	1,047,755
Net deferred loan origination costs								745
Allowance for loan losses								(18,035)
Loans, net								$1,030,465

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$17,453	$31,638	$18,035	$31,726
Loans charged offs:
One-to-four family residential real estate loans	(176)	(591)	(545)	(1,263)
Multi-family mortgage loans	(374)	(135)	(610)	(689)
Nonresidential real estate loans	(153)	(2,202)	(232)	(2,635)
Construction and land loans	—	(185)	(927)	(232)
Commercial loans	(213)	(31)	(232)	(169)
Consumer loans	(12)	(11)	(12)	(23)
	(928)	(3,155)	(2,558)	(5,011)
Recoveries:
One-to-four family residential real estate loans	85	74	327	185
Multi-family mortgage loans	159	96	216	480
Nonresidential real estate loans	103	284	122	315
Construction and land loans	1	58	3	242
Commercial loans	16	132	21	189
Consumer loans	2	6	3	11
	366	650	692	1,422
Net charge-off	(562)	(2,505)	(1,866)	(3,589)
Provision for loan losses	206	1,745	928	2,741
Ending balance	$17,097	$30,878	$17,097	$30,878
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following table presents loans individually evaluated for impairment by class of loans, excluding purchased impaired loans:

					Three months ended June 30, 2013		Six months ended June 30, 2013
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2013
With no related allowance recorded:
One-to-four family residential real estate loans	$4,810	$3,807	$951	$—	$2,681	$10	$2,866	$21
One-to-four family residential real estate loans - non-owner occupied	956	778	142	—	1,683	2	1,450	2
Multi-family mortgage loans	8,834	8,630	4	—	8,237	63	5,605	75
Nonresidential real estate loans	4,372	3,681	253	—	2,776	7	4,245	9
Land loans	454	337	113	—	324	—	185	—
Commercial loans - secured	648	326	19	—	163	—	93	—
Commercial loans - unsecured	485	53	374	—	52	—	52	—
	20,559	17,612	1,856	—	15,916	82	14,496	107
With an allowance recorded:
One-to-four family residential real estate loans - non-owner occupied	587	509	60	47	298	1	348	1
Multi-family mortgage loans	3,819	3,228	560	567	3,521	61	3,145	67
Wholesale commercial lending	656	647	—	62	820	—	469	7
Nonresidential real estate loans	3,404	3,045	276	352	1,859	4	2,154	6
Land loans	2,499	1,264	1,232	135	1,264	—	1,669	—
Commercial loans - secured	462	272	190	34	553	1	403	1
	11,427	8,965	2,318	1,197	8,315	67	8,188	82
Total	$31,986	$26,577	$4,174	$1,197	$24,231	$149	$22,684	$189

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
Purchased Impaired Loans
As a result of its acquisition of Downers Grove National Bank, the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. The carrying amount of these purchased impaired loans is as follows:

	June 30, 2013	December 31, 2012
One–to–four family residential real estate loans	$396	$380
Nonresidential real estate loans	1,607	2,568
Land loans	997	1,021
Commercial loans	21	20
Outstanding balance	$3,021	$3,989
Carrying amount, net of allowance ($52 at June 30, 2013, $110 at December 31, 2012)	$2,969	$3,879

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Accretable yield, or income expected to be collected, related to purchased impaired loans is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$146	$1,790	$196	$2,270
New loans purchased	—	—	—	—
Disposals	—	395	—	522
Reclassifications from nonaccretable difference	3	—	3	—
Accretion of income	49	563	99	916
Ending balance	$100	$832	$100	$832
For the above purchased impaired loans, the Company decreased the allowance for loan losses by $49,000 for the three months ended June 30, 2013 and $58,000 for the six months ended June 30, 2013. The allowance for loan losses was decreased by $114,000 for the three months ended June 30, 2012 and increased by $224,000 during the six months ended June 30, 2012.
Purchased impaired loans for which it was probable at the date of acquisition that all contractually required payments would not be collected are as follows:

	June 30, 2013	December 31, 2012
Contractually required payments receivable of loans purchased:
One-to-four family residential real estate loans	$1,143	$1,143
Nonresidential real estate loans	2,008	3,884
Land loans	1,600	1,600
Commercial loans	222	597
	$4,973	$7,224
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
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual loans
The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans, excluding purchased impaired loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
June 30, 2013
One-to-four family residential real estate loans	$5,113	$4,161	$—
One-to-four family residential real estate loans – non owner occupied	1,543	1,341	—
Multi-family mortgage loans	12,586	11,788	234
Wholesale commercial lending	656	656	—
Nonresidential real estate loans	8,185	7,565	—
Land loans	2,953	1,609	—
Commercial loans – secured	1,115	906	—
Commercial loans – unsecured	520	146	—
Consumer loans	1	1	—
	$32,672	$28,173	$234
December 31, 2012
One-to-four family residential real estate loans	$7,286	$6,154	$70
One-to-four family residential real estate loans – non owner occupied	1,420	1,145	—
Multi-family mortgage loans	5,246	3,517	242
Nonresidential real estate loans	12,249	8,985	—
Land loans	3,817	2,210	—
Commercial loans – secured	386	204	—
Commercial loans – unsecured	552	52	17
	$30,956	$22,267	$329
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $1.2 million and $942,000 at June 30, 2013 and December 31, 2012, respectively. Except for purchased impaired loans, when a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at June 30, 2013 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$618	$413	$3,051	$4,082	$143,283	$147,365
One-to-four family residential real estate loans - non-owner occupied	509	—	1,204	1,713	50,121	51,834
Multi-family mortgage loans	352	857	9,331	10,540	292,688	303,228
Wholesale commercial lending	—	—	996	996	46,091	47,087
Nonresidential real estate loans	1,465	428	6,659	8,552	242,185	250,737
Construction loans	—	—	—	—	399	399
Land loans	117	31	1,375	1,523	4,209	5,732
Commercial loans:
Secured	—	76	527	603	18,768	19,371
Unsecured	44	25	85	154	4,796	4,950
Municipal loans	—	—	—	—	4,817	4,817
Warehouse lines	—	—	—	—	1,459	1,459
Health care	—	—	—	—	15,884	15,884
Other	—	—	—	—	5,369	5,369
Commercial leases:
Investment rated commercial leases	—	—	—	—	118,670	118,670
Below investment grade	—	—	—	—	9,428	9,428
Non-rated	—	—	—	—	26,782	26,782
Lease pools	—	—	—	—	3,652	3,652
Consumer loans	221	—	1	222	2,411	2,633
	$3,326	$1,830	$23,229	$28,385	$991,012	$1,019,397

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Purchased impaired loans
One-to-four family residential real estate loans - non-owner occupied	$—	$—	$396	$396	$—	$396
Nonresidential real estate loans	—	—	163	163	1,433	1,596
Land loans	—	—	996	996	—	996
Commercial loans – secured	—	—	22	22	—	22
	$—	$—	$1,577	$1,577	$1,433	$3,010

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the aging of the recorded investment of loans at December 31, 2012 by class of loans:

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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The Company had $6.0 million of TDRs at June 30, 2013, compared to $11.2 million at December 31, 2013, with $283,000 in specific valuation reserves allocated to those loans at June 30, 2013 and $318,000 in specific valuation reserves allocated at December 31, 2012. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs at either date.
The following table presents loans classified as TDRs:

	June 30, 2013	December 31, 2012
One-to-four family residential real estate	$3,075	$2,802
Multi-family mortgage	1,185	1,201
Nonresidential real estate	—	5,189
Troubled debt restructured loans – accrual loans	4,260	9,192
One-to-four family residential real estate	813	767
Multi-family mortgage	935	938
Nonresidential real estate	—	270
Troubled debt restructured loans – nonaccrual loans	1,748	1,975
Total troubled debt restructured loans	$6,008	$11,167
Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the A note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year of the restructuring that the historical payment performance has been established. These notes will be no longer included in the above tables as a TDR in the subsequent calendar year.
During the three and six months ending June 30, 2013 and 2012, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present TDR activity:

	Three Months Ended June 30,
	2013			2012
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	2	$566	$566	5	$267	$267

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the three months ended June 30, 2013
One-to-four family residential real estate	$—	$566	$—	$566
For the three months ended June 30, 2012
One-to-four family residential real estate	$132	$135	$—	$267
The TDRs described above had no impact on interest income, resulted in no change to the allowance for loan losses and resulted in no charge offs for the three months ended June 30, 2013. The TDRs described above had no impact on interest income, but increased the allowance for loan losses by $15,000 and resulted in no charge offs for the three months ended June 30, 2012.

	Six Months Ended June 30,
	2013			2012
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	3	$950	$950	7	$659	$659
Multi-family mortgage	—	—	—	1	700	500
Total	3	$950	$950	8	$1,359	$1,159

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the six months ended June 30, 2013
One-to-four family residential real estate	$—	$950	$—	$950
Total	$—	$950	$—	$950
For the six months ended June 30, 2012
One-to-four family residential real estate	$504	$155	$—	$659
Multi-family mortgage	—	—	500	500
Total	$504	$155	$500	$1,159
The TDRs described above had no impact on interest income, resulted in no change to the allowance for loan losses and resulted in no charge offs for the six months ended June 30, 2013. The TDRs had no impact on interest income, but increased the allowance for loan losses by $198,000 and resulted in charge offs of $470,000 during the six months ended June 30, 2012.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following table presents TDRs for which there was a payment default during the six months ending June 30, 2013 and 2012 within twelve months following the modification.

	2013		2012
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	—	$—	5	$864
Nonresidential real estate	—	—	4	3,308
Total	—	$—	9	$4,172
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
TDRs that subsequently defaulted increased the allowance for loan losses by $1.1 million during the six months ending June 30, 2012.
The terms of certain other loans were modified during the three and six months ending June 30, 2013 and 2012 that did not meet the definition of a TDR. These loans had a total recorded investment of $506,000 and $1.7 million at June 30, 2013 and 2012. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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
Substandard/Performing. Loans categorized as substandard continue to accrue interest, but exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. The loans continue to accrue interest because they are well secured and collection of principal and interest is expected within a reasonable time. The risk rating guidance published by the Office of the Comptroller of the Currency clarifies that a loan with a well-defined weakness does not have to present a probability of default for the loan to be rated Substandard, and that an individual loan’s loss potential does not have to be distinct for the loan to be rated Substandard.
Nonaccrual. An asset classified Nonaccrual has all the weaknesses inherent in one classified Substandard/Performing with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of June 30, 2013, based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard/Performing	Nonaccrual	Total
One-to-four family residential real estate loans	$143,242	$126	$903	$3,333	$147,604
One-to-four family residential real estate loans non-owner occupied	50,245	—	643	1,689	52,577
Multi-family mortgage loans	274,715	12,040	8,709	11,353	306,817
Wholesale commercial lending	44,350	—	1,767	990	47,107
Nonresidential real estate loans	191,127	39,449	16,185	8,668	255,429
Construction loans	399	—	—	—	399
Land loans	2,524	—	1,628	2,601	6,753
Commercial loans:
Secured	16,293	2,325	101	624	19,343
Unsecured	3,574	298	982	85	4,939
Municipal loans	4,751	—	—	—	4,751
Warehouse lines	1,447	—	—	—	1,447
Health care	14,298	1,572	—	—	15,870
Other	5,351	—	—	—	5,351
Commercial leases:
Investment rated commercial leases	118,010	—	—	—	118,010
Below investment grade	9,349	—	—	—	9,349
Non-rated	26,610	—	—	—	26,610
Lease pools	3,637	—	—	—	3,637
Consumer loans	2,621	—	—	1	2,622
Total	$912,543	$55,810	$30,918	$29,344	$1,028,615

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of December 31, 2012, based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard/Performing	Nonaccrual	Total
One-to-four family residential real estate loans	$152,711	$—	$1,428	$6,158	$160,297
One-to-four family residential real estate loans non-owner occupied	51,849	1,486	3,440	1,524	58,299
Multi-family mortgage loans	275,338	6,139	21,128	3,559	306,164
Wholesale commercial lending	44,074	—	1,781	—	45,855
Nonresidential real estate loans	199,802	30,898	22,345	11,627	264,672
Construction loans	—	—	—	—	—
Land loans	2,769	158	2,394	3,231	8,552
Commercial loans:
Secured	19,579	2,418	988	225	23,210
Unsecured	4,061	323	1,497	52	5,933
Municipal loans	4,751	—	—	—	4,751
Warehouse lines	2,971	—	—	—	2,971
Health care	17,566	—	—	—	17,566
Other	6,957	—	—	—	6,957
Commercial leases:
Investment rated commercial leases	102,101	—	—	—	102,101
Below investment grade	9,205	—	—	—	9,205
Non-rated	25,466	—	—	—	25,466
Lease pools	3,011	—	—	—	3,011
Consumer loans	2,742	—	3	—	2,745
Total	$924,953	$41,422	$55,004	$26,376	$1,047,755
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2013
Securities:
Certificates of deposit	$—	$15,639	$—	$15,639
Municipal securities	—	362	—	362
Equity mutual fund	507	—	—	507
Mortgage-backed securities – residential	—	31,266	—	31,266
Collateralized mortgage obligations – residential	—	5,201	—	5,201
SBA-guaranteed loan participation certificates	—	39	—	39
	$507	$52,507	$—	$53,014
December 31, 2012
Securities:
Certificates of deposit	$—	$33,456	$—	$33,456
Municipal securities	—	369	—	369
Equity mutual fund	528	—	—	528
Mortgage-backed securities - residential	—	34,233	—	34,233
Collateralized mortgage obligations – residential	—	9,204	—	9,204
SBA-guaranteed loan participation certificates	—	42	—	42
	$528	$77,304	$—	$77,832

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2013
Impaired loans:
One–to–four family residential real estate loans	$—	$—	$513	$513
Multi-family mortgage loans	—	—	3,246	3,246
Nonresidential real estate loans	—	—	2,693	2,693
Construction and land loans	—	—	2,076	2,076
Commercial loans	—	—	238	238
	$—	$—	$8,766	$8,766
Other real estate owned:
One–to–four family residential real estate	$—	$—	$1,081	$1,081
Nonresidential real estate	—	—	1,656	1,656
Land	—	—	2,638	2,638
	$—	$—	$5,375	$5,375
Mortgage servicing rights	$—	$—	$195	$195

December 31, 2012
Impaired loans:
One–to–four family residential real estate loans	$—	$—	$410	$410
Multi-family mortgage loans	—	—	1,916	1,916
Nonresidential real estate loans	—	—	3,102	3,102
Construction and land loans	—	—	2,841	2,841
Commercial loans	—	—	181	181
	$—	$—	$8,450	$8,450
Other real estate owned:
One–to–four family residential real estate	$—	$—	$1,503	$1,503
Multi-family mortgage	—	—	720	720
Nonresidential real estate	—	—	3,649	3,649
Land	—	—	3,496	3,496
	$—	$—	$9,368	$9,368
Mortgage servicing rights	$—	$—	$208	$208
Impaired loans, including purchased impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, with specific valuation allowances, had a carrying amount of $10.0 million, with a valuation allowance of $1.2 million at June 30, 2013, compared to $10.5 million, with a valuation allowance of $1.5 million at March 31, 2013, and $10.1 million and a valuation allowance of $1.7 million at December 31, 2012, resulting in a decrease in the provision for loan losses of $282,000 for three months ended June 30, 2013 and $445,000 for six months ended June 30, 2013.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
One-to-four family residential real estate loans	$513	Sales comparison	Discount applied to valuation	6%-98% (67%)
Multi-family mortgage loans	3,246	Sales comparison	Comparison between sales and income approaches	9%-95% (46%)
		Income approach	Cap Rate	7.5% to 10% (8.37%)
Nonresidential real estate loans	2,693	Sales comparison	Comparison between sales and income approaches	6%-99% (68%)
		Income approach	Cap Rate	7.5%-8.3% (7.69%)
Construction and land loans	2,076	Sales comparison	Discount applied to valuation	10%-93% (33%)
Commercial loans	238	Sales comparison	Discount applied to valuation	5%-91% (70%)
Impaired loans	$8,766
Other real estate owned:
One-to-four family residential real estate	$1,081	Sales comparison	Discount applied to valuation	7%-30% (14%)
Nonresidential real estate	1,656	Sales comparison	Comparison between sales and income approaches	7%-29% (21%)
Land	2,638	Sales comparison	Discount applied to valuation	7%-21% (10%)
Other real estate owned	$5,375
Mortgage servicing rights	$195	Third party valuation	Present value of future servicing income based on prepayment speeds	11.8% - 24.4% (16.13%)
		Third party valuation	Present value of future servicing income based on default rates	12%

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments is as follows:

		Fair Value Measurements at June 30, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$312,093	$18,303	$293,790	$—	$312,093
Securities	53,014	507	52,507	—	53,014
Loans held-for-sale	276	—	276	—	276
Loans receivable, net of allowance for loan losses	1,012,316	—	979,631	8,766	988,397
FHLBC stock	6,068	—	—	—	N/A
Accrued interest receivable	3,750	—	3,750	—	3,750
Financial liabilities					—
Noninterest-bearing demand deposits	$(137,146)	$—	$(137,146)	$—	$(137,146)
Savings deposits	(147,758)	—	(147,758)	—	(147,758)
NOW and money market accounts	(690,185)	—	(690,185)	—	(690,185)
Certificates of deposit	(287,007)	—	(287,824)	—	(287,824)
Borrowings	(2,940)	—	(2,955)	—	(2,955)
Accrued interest payable	(135)	—	(135)	—	(135)

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$275,764	$20,361	$255,403	$—	$275,764
Securities	77,832	528	77,304	—	77,832
Loans held-for-sale	2,166	—	2,166	—	2,166
Loans receivable, net of allowance for loan losses	1,030,465	—	1,017,637	8,450	1,026,087
FHLBC stock	8,412	—	—	—	N/A
Accrued interest receivable	4,146	—	4,146	—	4,146
Financial liabilities
Noninterest-bearing demand deposits	$(134,597)	$—	$(134,597)	$—	$(134,597)
Savings deposits	(144,726)	—	(144,726)	—	(144,726)
NOW and money market accounts	(697,775)	—	(697,775)	—	(697,775)
Certificates of deposit	(305,253)	—	(306,859)	—	(306,859)
Borrowings	(5,567)	—	(5,608)	—	(5,608)
Accrued interest payable	(157)	—	(157)	—	(157)
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
Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) the failure of the real estate market to recover or further declines in real estate values that adversely impact the value of our loan collateral and OREO, asset dispositions and the level of borrower equity in their investments; (ii) the persistence or worsening of adverse economic conditions in general and in the Chicago metropolitan area in particular, including high or increasing unemployment levels, that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (iii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (iv) interest rate movements and their impact on customer behavior and our net interest margin; (v) less than anticipated loan growth due to a lack of demand for specific loan products, competitive pressures or a dearth of borrowers who meet our underwriting standards; (vi) changes, disruptions or illiquidity in national or global financial markets; (vii) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (viii) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board; (ix) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (x) the impact of new legislation or regulatory changes, including the Dodd-Frank Act and Basel III, on our products, services, operations and operating expenses; (xi) higher federal deposit insurance premiums; (xii) higher than expected overhead, infrastructure and compliance costs; (xiii) changes in accounting principles, policies or guidelines; and (xiv) and our failure to achieve expected synergies and cost savings from acquisitions.
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
Overview
Continuing the trends commenced in the fourth quarter of 2012, loan origination activity improved in the second quarter of 2013, especially in the multifamily and commercial leasing categories. On a year-over-year comparative basis, loan originations increased by 75% with particular strength in multifamily loan originations, commercial loan originations and commercial lease originations. Continued improvement in loan origination volumes remains essential to offsetting the ongoing effects of yield compression on our net interest income. Net loan payoffs decreased during the course of the second quarter of 2013. Our priority for loan portfolio management continues to be the retention of our highest quality loan exposures while expediting the reduction of lesser-quality loan balances.
Asset quality was essentially constant. In addition, we continued to reduce OREO balances at an acceptable rate with minimal impact to earnings and capital during the quarter.
Beginning in the fourth quarter of 2012, and continuing in 2013, we determined that for certain performing classified and non-performing multifamily and non-residential real estate loans, the most cost-effective and expeditious resolution method was to decline to renew the loans upon maturity or to utilize other remedies provided by our loan documents to accelerate the maturity date of the loans, coupled with an attempt in appropriate cases to negotiate a final resolution in the form of a deed-in-lieu of foreclosure. Of the $4.7 million in loans placed on non-accrual in the second quarter of 2013, $2.6 million related to affirmative steps that we took to expedite resolution. We believe this approach has the potential to further reduce classified and non-performing assets more rapidly and with lower litigation costs given the time and expense inherent within the current judicial foreclosure processes.
National economic factors improved slightly in the second quarter of 2013, while the local Chicago metropolitan economic factors declined slightly. Our provision for loan losses increased in the second quarter of 2013 due principally to the growth in the loan portfolio and receipt of updated appraisals on several small loans that are subject to annual impairment testing.
Non-interest income declined in the second quarter of 2013 due to reduced income from mortgage banking and sales of non-performing loans. Income from deposit services and loan fee income improved modestly in the second quarter of 2013.
Non-interest expense declined in the second quarter of 2013 despite the continuing impact of credit collection expense. Advertising expense increased due to expanded loan marketing activity. The Company's full-time equivalent employment levels declined from 347 to 308 during the second quarter of 2013, reflecting the initial implementation of our updated operations review. We expanded our residential and commercial loan originations staffing by 10% during the second quarter of 2013 as a re-deployment of resources from transaction processing and support functions. As the remainder of 2013 progresses, we expect that non-interest expense related to information technology expense and non-performing assets management expense will begin to trend downward.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	June 30, 2013	December 31, 2012	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,461,132	$1,481,192	$(20,060)
Loans, net	1,012,316	1,030,465	(18,149)
Loans held-for-sale	276	2,166	(1,890)
Securities, at fair value	53,014	77,832	(24,818)
Core deposit intangible	2,732	3,038	(306)
Deposits	1,262,096	1,282,351	(20,255)
Borrowings	2,940	5,567	(2,627)
Equity	173,229	172,890	339

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$12,276	$15,824	$(3,548)	$24,989	$32,458	$(7,469)
Interest expense	935	1,112	(177)	1,929	2,352	(423)
Net interest income	11,341	14,712	(3,371)	23,060	30,106	(7,046)
Provision for loan losses	206	1,745	(1,539)	928	2,741	(1,813)
Net interest income after provision for loan losses	11,135	12,967	(1,832)	22,132	27,365	(5,233)
Noninterest income	1,509	1,418	91	4,375	3,250	1,125
Noninterest expense	12,568	14,044	(1,476)	25,753	27,480	(1,727)
Income before income tax expense	76	341	(265)	754	3,135	(2,381)
Income tax expense	—	(457)	457	—	—	—
Net income	$76	$798	$(722)	$754	$3,135	$(2,381)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.02%	0.21%	0.10%	0.41%
Return on equity (ratio of net income to average equity) (1)	0.17	1.56	0.86	3.08
Average equity to average assets	12.02	13.42	11.98	13.29
Net interest rate spread (1) (2)	3.25	4.04	3.32	4.11
Net interest margin (1) (3)	3.31	4.11	3.38	4.18
Efficiency ratio (4)	97.81	87.07	93.87	82.38
Noninterest expense to average total assets (1)	3.46	3.68	3.53	3.58
Average interest-earning assets to average interest-bearing liabilities	121.24	123.50	121.02	122.98
Dividends declared per share	$0.02	$0.01	$0.02	$0.02
Dividend payout ratio	N.M.	N.M.	N.M.	N.M.

	At June 30, 2013	At December 31, 2012
Asset Quality Ratios:
Nonperforming assets to total assets (5)	2.56%	2.59%
Nonperforming loans to total loans	3.03	2.67
Allowance for loan losses to nonperforming loans	54.78	64.39
Allowance for loan losses to total loans	1.66	1.72
Capital Ratios:
Equity to total assets at end of period	11.86%	11.67%
Tier 1 leverage ratio (Bank only)	9.86	9.60
Other Data:
Number of full-service offices	20	20
Employees (full-time equivalents)	308	352

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.

N.M. Not Meaningful

Comparison of Financial Condition at June 30, 2013 and December 31, 2012
Total assets decreased $20.1 million, or 1.4%, to $1.461 billion at June 30, 2013, from $1.481 billion at December 31, 2012. The decrease in total assets was primarily due to a decrease in loans receivable and securities. The decrease was partially offset by an increase in cash and cash equivalents. Net loans decreased $18.1 million to $1.012 billion at June 30, 2013, from $1.030 billion at December 31, 2012. In December 2012, we designated certain owner-occupied and investor-owned one-to-four family residential loans with a carrying value of $7.5 million as “held for sale” in preparation for a bulk sale. The bulk sale of these one-to-four family residential loans was completed in February 2013. Securities decreased $24.8 million to $53.0 million at June 30, 2013, from $77.8 million at December 31, 2012. Net cash and cash equivalents increased by $36.3 million to $312.1 million at June 30, 2013, from $275.8 million at December 31, 2012.

In December 2009, the Bank was required by an FDIC final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments in the fourth quarter of 2009, to prepay $6.8 million in estimated assessments through 2012. On June 29, 2013, the Bank received a $2.7 million refund, the unused portion of the FDIC prepaid assessments.
Total liabilities decreased by $20.4 million, or 1.6%, to $1.288 billion at June 30, 2013, from $1.308 billion at December 31, 2012. Total deposits decreased $20.3 million, or 1.6%, to $1.262 billion at June 30, 2013, from $1.282 billion at December 31, 2012, primarily due to deposit pricing adjustments that we made in anticipation of additional excess liquidity resulting from loan payments and bulk sales of loans. Certificates of deposit decreased $18.2 million, or 6.0%, to $287.0 million at June 30, 2013, from $305.3 million at December 31, 2012. Core deposits increased to 77.3% of total deposits at June 30, 2013, from 76.2% of total deposits at December 31, 2012. Noninterest-bearing demand deposits increased $2.5 million, or 1.9%, to $137.1 million at June 30, 2013, from $134.6 million at December 31, 2012. Savings accounts increased $3.0 million, or 2.1%, to $147.8 million at June 30, 2013, from $144.7 million at December 31, 2012. Money market and interest-bearing NOW accounts decreased $7.6 million, or 1.1%, to $690.2 million at June 30, 2013, from $697.8 million at December 31, 2012.
Other liabilities increased $2.6 million, or 26.54%, to $12.2 million at June 30, 2013, from $9.7 million at December 31, 2012 primarily due to the purchase of an investment security not settled at June 30, 2013 for $2.5 million.
Total stockholders’ equity was $173.2 million at June 30, 2013, compared to $172.9 million at December 31, 2012. The increase in total stockholders’ equity was primarily due to the $754,000 net income that we recorded for six months ended June 30, 2013. The unallocated shares of common stock that our ESOP owns were reflected as a $11.7 million reduction to stockholders’ equity at June 30, 2013, compared to a $12.2 million reduction at December 31, 2012.
Operating results for the three months ended June 30, 2013 and 2012
Net Income. We had net income of $76,000 for the three months ended June 30, 2013, compared to $798,000 for the three months ended June 30, 2012. There were no earnings per share of common stock for the three months ended June 30, 2013, compared to $0.04 per basic and fully diluted share for the three months ended June 30, 2012.
Net Interest Income. Net interest income was $11.3 million for the three months ended June 30, 2013, compared to $14.7 million for the same period in 2012. The decrease reflected a $3.5 million decrease in interest income, partially offset by a $177,000 decrease in interest expense.
The decrease in net interest income was primarily attributable to a lower level of average interest-earning assets and a decrease in the yield on interest earning assets. Total average interest-earning assets decreased $66.3 million, or 4.6%, to $1.374 billion for the three months ended June 30, 2013, from $1.440 billion for the same period in 2012. Our net interest rate spread decreased by 79 basis points to 3.25% for the three months ended June 30, 2013, from 4.04% for the same period in 2012. Our net interest margin decreased by 80 basis points to 3.31% for the three months ended June 30, 2013, from 4.11% for the same period in 2012. The decrease in the net interest spread and margin was a result of lower yields on interest earning assets, which was partially offset by a lower cost of funds. The yield on interest earning assets decreased 84 basis points to 3.58% for the three months ended June 30, 2013, from 4.42% for the same period in 2012, and the cost of interest bearing liabilities decreased five basis points to 0.33% for the three months ended June 30, 2013, from 0.38% for the same period in 2012.

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

	Three Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,014,591	$11,854	4.69%	$1,184,803	$15,312	5.20%
Securities	57,022	219	1.54	77,077	387	2.02
Stock in FHLBC	6,809	6	0.35	10,741	9	0.34
Other	295,433	197	0.27	167,526	116	0.28
Total interest-earning assets	1,373,855	12,276	3.58	1,440,147	15,824	4.42
Noninterest-earning assets	79,558			85,479
Total assets	$1,453,413			$1,525,626
Interest-bearing Liabilities:
Savings deposits	$148,568	38	0.10	$146,404	37	0.10
Money market accounts	343,303	294	0.34	343,415	311	0.36
NOW accounts	346,457	95	0.11	333,299	104	0.13
Certificates of deposit	291,966	506	0.70	333,237	632	0.76
Total deposits	1,130,294	933	0.33	1,156,355	1,084	0.38
Borrowings	2,865	2	0.28	9,756	28	1.15
Total interest-bearing liabilities	1,133,159	935	0.33	1,166,111	1,112	0.38
Noninterest-bearing deposits	128,162			135,252
Noninterest-bearing liabilities	17,449			19,554
Total liabilities	1,278,770			1,320,917
Equity	174,643			204,709
Total liabilities and equity	$1,453,413			$1,525,626
Net interest income		$11,341			$14,712
Net interest rate spread (2)			3.25%			4.04%
Net interest-earning assets (3)	$240,696			$274,036
Net interest margin (4)			3.31%			4.11%
Ratio of interest-earning assets to interest-bearing liabilities	121.24%			123.50%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
The provision for loan losses totaled $206,000 for the three months ended June 30, 2013, compared to $1.7 million for the same period in 2012. The provision for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. Net charge-offs were $562,000 for the three months ended June 30, 2013, compared to $2.5 million for the same period in 2012. The allowance for loan losses as a percentage of nonperforming loans was 54.78% at June 30, 2013, compared to 59.24% at March 31, 2013. Loans collectively evaluated for impairment increased $6.2 million, or 0.6%, to $998.8 million at June 30, 2013, compared to $992.6 million at March 31, 2013. The related loan loss decreased $74,000, or 0.46%, to $15.8 million at June 30, 2013, compared to $15.9 million at March 31, 2013.
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
Noninterest Income

	Three Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
Deposit service charges and fees	$509	$521	$(12)
Other fee income	410	383	27
Insurance commissions and annuities income	86	112	(26)
Gain (loss) on sale of loans, net	(4)	118	(122)
Loss on disposition of premises and equipment	—	(157)	157
Loan servicing fees	114	119	(5)
Amortization of servicing assets	(85)	(67)	(18)
Recovery (impairment) of servicing assets	9	(31)	40
Earnings on bank owned life insurance	82	120	(38)
Trust income	183	190	(7)
Other	205	110	95
Total noninterest income	$1,509	$1,418	$91
Noninterest income increased by $91,000 to $1.5 million for the three months ended June 30, 2013, from $1.4 million for the same period in 2012. Noninterest income for the three months ended June 30, 2013, included a $4,000 loss on sale of loans, compared to a $118,000 gain recorded for the same period in 2012.

Noninterest Expense

	Three Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
Compensation and benefits	$6,686	$6,481	$205
Office occupancy and equipment	1,805	2,105	(300)
Advertising and public relations	268	224	44
Information technology	816	825	(9)
Supplies, telephone and postage	403	362	41
Amortization of intangibles	150	157	(7)
Nonperforming asset management	655	1,117	(462)
Loss on sale other real estate owned	49	54	(5)
Valuation adjustments of other real estate owned	141	1,036	(895)
Operations of other real estate owned	232	601	(369)
FDIC insurance premiums	477	309	168
Other	886	773	113
Total noninterest expense	$12,568	$14,044	$(1,476)
Noninterest expense decreased by $1.5 million, or 10.5%, to $12.6 million for the three months ended June 30, 2013, from $14.0 million for the same period in 2012. Compensation and benefits expense included $143,000 in severance expense for the three months ended June 30, 2013, compared to $3,000 for the same period in 2012. Noninterest expense for three months ended June 30, 2013 included $1.1 million of nonperforming asset management and OREO expenses, compared to $2.8 million for the same period in 2012. Nonperforming asset management expenses decreased $462,000, or 41.4%, to $655,000 three months ended June 30, 2013, compared to $1.1 million for the same period in 2012, primarily due to the decline in nonperforming assets and a decline in expenses relating to resolutions and accelerated dispositions of nonperforming assets. The three months ended June 30, 2013 included a $141,000 valuation adjustment to OREO properties, compared to a $1.0 million valuation adjustment to OREO properties for the same period in 2012. Other noninterest expense for the three months ended June 30, 2013 included a provision of $86,000 for the establishment of a mortgage representation and warranty reserve for mortgage loans sold. The amount of the warranty and representation reserve was calculated by applying published Fannie Mae data relating to the percentage of loans that it required to be repurchased due to breaches of warranties and representations to the Bank's outstanding sold loans.
Income Taxes
For the three months ended June 30, 2013, we recorded no income tax expense or benefit due to the full valuation allowance we have established for deferred tax assets, compared to an income tax benefit of $457,000 for 2012.
Operating results for the six months ended June 30, 2013 and 2012
Net Income. We had net income of $754,000 for six months ended June 30, 2013 compared to $3.1 million for the 2012. Our earnings per share of common stock was $0.04 per basic and fully diluted share, for the six months ended June 30, 2013, compared to $0.16 per basic and fully diluted share for the same period in 2012.
Net Interest Income. Net interest income was $23.1 million for the six months ended June 30, 2013, compared to $30.1 million for the same period in 2012. The decrease reflected a $7.5 million decrease in interest income and a $423,000 decrease in interest expense.
The decrease in net interest income was primarily attributable to a lower level of average interest-earning assets assets and a decrease in the yield on interest earning assets. Total average interest-earning assets decreased $70.6 million, or 4.9%, to $1.376 billion for the six months ended June 30, 2013, from $1.447 billion for the same period in 2012. Our net interest rate spread decreased by 79 basis points to 3.32% for the six months ended June 30, 2013, from 4.11% for the same period in 2012. Our net interest margin decreased by 80 basis points to 3.38% for the six months ended June 30, 2013, from 4.18% for the same period in 2012. The decrease in the net interest spread and margin was a result of lower yields on interest earning assets, which was partially offset by a lower cost of funds. The yield on interest earning assets decreased 85 basis points to 3.66% for the six months ended June 30, 2013, from 4.51% for the same period in 2012, and the cost of interest bearing liabilities decreased six basis points to 0.34% for the six months ended June 30, 2013, from 0.40% for the same period in 2012.

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

	For the Six Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,021,709	$24,132	4.76%	$1,210,376	$31,424	5.22%
Securities	65,108	469	1.45	82,732	829	2.02
Stock in FHLBC	7,414	13	0.35	12,296	13	0.21
Other	282,259	375	0.27	141,690	192	0.27
Total interest-earning assets	1,376,490	24,989	3.66	1,447,094	32,458	4.51
Noninterest-earning assets	81,249			86,544
Total assets	$1,457,739			$1,533,638
Interest-bearing Liabilities:
Savings deposits	$147,257	75	0.10	$145,976	74	0.10
Money market accounts	344,387	607	0.36	344,372	624	0.36
NOW accounts	346,476	200	0.12	332,384	202	0.12
Certificates of deposit	296,223	1,037	0.71	344,516	1,398	0.82
Total deposits	1,134,343	1,919	0.34	1,167,248	2,298	0.40
Borrowings	3,025	10	0.67	9,471	54	1.15
Total interest-bearing liabilities	1,137,368	1,929	0.34	1,176,719	2,352	0.40
Noninterest-bearing deposits	128,263			133,591
Noninterest-bearing liabilities	17,404			19,501
Total liabilities	1,283,035			1,329,811
Equity	174,704			203,827
Total liabilities and equity	$1,457,739			$1,533,638
Net interest income		$23,060			$30,106
Net interest rate spread (2)			3.32%			4.11%
Net interest-earning assets (3)	$239,122			$270,375
Net interest margin (4)			3.38%			4.18%
Ratio of interest-earning assets to interest-bearing liabilities	121.02%			122.98%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses
The provision for loan losses totaled $928,000 for the six months ended June 30, 2013, compared to $2.7 million for the same period in 2012. The provision for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. Net charge-offs were $1.9 million for the six months ended June 30, 2013, compared to $3.6 million for the same period in 2012. The allowance for loan losses as a percentage of nonperforming loans was 54.78% at June 30, 2013, compared to 64.39% at December 31, 2012. Loans collectively evaluated for impairment decreased $20.5 million, or 2.0%, to $998.8 million at June 30, 2013, compared to $1.019 billion at December 31, 2012. The related loan loss decreased $493,000, or 3.0%, to $15.8 million at June 30, 2013, compared to $16.3 million at December 31, 2012.
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
Noninterest Income

	Six Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
Deposit service charges and fees	$1,008	$1,078	$(70)
Other fee income	785	768	17
Insurance commissions and annuities income	195	234	(39)
Gain on sale of loans, net	1,413	385	1,028
Loss on disposition of premises and equipment	—	(157)	157
Loan servicing fees	237	247	(10)
Amortization of servicing assets	(144)	(136)	(8)
Recovery (impairment) of servicing assets	35	(44)	79
Earnings on bank owned life insurance	152	246	(94)
Trust income	364	374	(10)
Other	330	255	75
Total noninterest income	$4,375	$3,250	$1,125
Noninterest income increased by $1.1 million to $4.4 million for the six months ended June 30, 2013, from $3.3 million for 2012. Noninterest income for the six months ended June 30, 2013, included $1.4 million gain on sale of loans which included recurring loan sale activity combined with the completion of the sale of the owner-occupied and investor-owned one-to-four family residential loans that we designated as held for sale at December 31, 2012. The completion of this sale represented approximately $1.3 million of the $1.6 million gain on sale of loans that we recorded for the six months ended June 30, 2013.

Noninterest Expense

	Six Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
Compensation and benefits	$13,438	$13,160	$278
Office occupancy and equipment	3,753	4,137	(384)
Advertising and public relations	414	330	84
Information technology	1,565	1,673	(108)
Supplies, telephone and postage	864	752	112
Amortization of intangibles	306	320	(14)
Nonperforming asset management	1,349	2,357	(1,008)
Loss (gain) on sale other real estate owned	118	(84)	202
Valuation adjustments of other real estate owned	230	1,425	(1,195)
Operations of other real estate owned	585	902	(317)
FDIC insurance premiums	969	657	312
Other	2,162	1,851	311
Total noninterest expense	$25,753	$27,480	$(1,727)
Noninterest expense decreased by $1.7 million, or 6.3%, to $25.8 million for the six months ended June 30, 2013, from $27.5 million for the same period in 2012. Compensation and benefits expense included $143,000 in severance expense for the six months ended June 30, 2013, compared to $35,000 for the same period in 2012. Noninterest expense for six months ended June 30, 2013 included $2.3 million of nonperforming asset management and OREO expenses, compared to $4.6 million for the same period in 2012. Nonperforming asset management expenses decreased $1.0 million, or 42.8%, to $1.3 million six months ended June 30, 2013, compared to $2.4 million for the same period in 2012, primarily due to the decline in nonperforming assets and a decline in expenses relating to resolutions and accelerated dispositions of nonperforming assets. The six months ended June 30, 2013 included a $230,000 valuation adjustment to OREO properties, compared to a $1.4 million valuation adjustment to OREO properties for the same period in 2012. Noninterest expense for the six months ended June 30, 2013 also included the payment of $203,000 of settlements concerning two sold mortgage loans. The first settlement was based on our inclusion of an ineligible retirement plan in calculating the borrower's available liquidity, and the second involved a servicing error relating to the premature termination of private mortgage insurance. The six months ended June 30, 2013 included a provision of $86,000 for the establishment of a mortgage representation and warranty reserve for mortgage loans sold. The amount of the warranty and representation reserve was calculated by applying published Fannie Mae data relating to the percentage of loans that it required to be repurchased due to breaches of warranties and representations to the Bank's outstanding sold loans.
Income Taxes
For the six months ended June 30, 2013 and 2012, we recorded no income tax expense or benefit due to the full valuation allowance we established for deferred tax assets.

Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At June 30, 2013, we had one loan totaling $234,000 in this category.

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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–improved” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of June 30, 2013, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	June 30, 2013	March 31, 2013	December 31, 2012	Quarter Change	Six Months Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$5,502	$5,988	$7,299	$(486)	$(1,797)
Multi-family mortgage	12,444	10,822	3,517	1,622	8,927
Nonresidential real estate	7,565	6,182	8,985	1,383	(1,420)
Construction and land	1,609	1,575	2,210	34	(601)
Commercial	1,052	883	256	169	796
Consumer	1	11	—	(10)	1
	28,173	25,461	22,267	2,712	5,906
Loans held-for-sale	15	15	1,752	—	(1,737)
Other real estate owned:
One-to-four family residential	1,316	1,515	1,760	(199)	(444)
Multi-family mortgage	—	—	720	—	(720)
Nonresidential real estate	1,757	2,896	3,504	(1,139)	(1,747)
Land	933	1,144	1,323	(211)	(390)
	4,006	5,555	7,307	(1,549)	(3,301)
Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	32,194	31,031	31,326	1,163	868
Purchased impaired loans:
One-to-four family residential	396	388	380	8	16
Nonresidential real estate	1,607	2,554	2,568	(947)	(961)
Construction and land	997	1,021	1,021	(24)	(24)
Commercial	21	21	20	—	1
	3,021	3,984	3,989	(963)	(968)
Purchased other real estate owned:
One-to-four family residential	179	205	320	(26)	(141)
Nonresidential real estate	372	372	462	—	(90)
Land	1,705	1,956	2,269	(251)	(564)
	2,256	2,533	3,051	(277)	(795)
Purchased impaired loans and other real estate owned	5,277	6,517	7,040	(1,240)	(1,763)
Total nonperforming assets	$37,471	$37,548	$38,366	$(77)	$(895)
Ratios:
Nonperforming loans to total loans	3.03%	2.89%	2.67%
Nonperforming loans to total loans (1)	2.74	2.49	2.29
Nonperforming assets to total assets	2.56	2.56	2.59
Nonperforming assets to total assets(1)	2.20	2.12	2.11

(1)	These asset quality ratios exclude purchased impaired loans and purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

Nonperforming Assets
Nonperforming assets decreased by $77,000 and $895,000, respectively, for the three and six months ended June 30, 2013. Nonperforming assets totaled $37.5 million at June 30, 2013 and March 31, 2013 and $38.4 million at December 31, 2012. The decrease three and six months ended June 30, 2013 reflected the disposition of $3.9 million in OREO, the disposition of the $1.7 million of one- to four family mortgage loans that we designated as held for sale in the fourth quarter of 2012, and various other nonperforming asset resolutions, including the successful restructuring (followed by a sustained period of performance) of a $6.1 million total credit exposure that initially consisted of seven loans secured by industrial/flex suburban Chicago commercial real estate owned by a family-owned entity.  These actions were partially offset by the placement of $15.0 million of loans on nonaccrual status during the six months ended June 30, 2013. The increase in loans on nonaccrual status that occurred during the six months ended June 30, 2013 reflected the impact of a decision that we made in the fourth quarter of 2012 to take affirmative steps to accelerate the resolution certain performing classified and non-performing multifamily or non-residential real estate loans. Specifically, we determined that for certain performing classified and non-performing multifamily or non-residential real estate loans, the most cost-effective and expeditious resolution method was to decline to renew the loans upon maturity, or to utilize other remedies provided by our loan documents to accelerate the maturity date of the loans, coupled with an attempt, in appropriate cases, to negotiate a final resolution in the form of a deed-in-lieu of foreclosure. Of the $15.0 million in loans placed on non-accrual in 2013, $9.8 million related to affirmative expedited resolution cases. Of this amount, $7.4 million involved multifamily loans to ten unaffiliated borrowers. We are pursuing various actions to attempt to obtain title to these multifamily properties so that they can be marketed for sale.
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
The following represents the rollfoward of OREO and the composition of OREO properties.

	For the Three Months ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning balance	$8,088	$20,189	$10,358	$22,480
New foreclosed properties	2,201	2,639	2,756	3,766
Payments received	(26)	(15)	(26)	(199)
Valuation adjustments	(141)	(1,036)	(230)	(1,425)
Gain (loss) on sale of other real estate owned	(49)	(54)	(118)	84
Proceeds from sales of other real estate owned	(3,811)	(4,472)	(6,478)	(7,455)
Ending balance	$6,262	$17,251	$6,262	$17,251

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
One–to–four family residential	$1,316	$1,760
Multi-family mortgage	—	720
Nonresidential real estate	1,757	3,504
Land	933	1,323
	4,006	7,307
Acquired other real estate owned:
One–to–four family residential	179	320
Nonresidential real estate	372	462
Land	1,705	2,269
	2,256	3,051
Total other real estate owned	$6,262	$10,358
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances. We had no outstanding advances at June 30, 2013.
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
As of June 30, 2013, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of June 30, 2013, we had no other material commitments for capital expenditures.
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
Actual capital ratios and minimum required ratios for the Bank were:

	Actual Ratio	Minimum required to be Well Capitalized Under Prompt Corrective Action Provisions	Minimum Capital Ratios Established under Capital Plans
June 30, 2013
Total capital (to risk-weighted assets)	15.74%	8.00%	12.00%
Tier 1 (core) capital (to risk-weighted assets)	14.48	4.00	8.00
Tier 1 (core) capital (to adjusted total assets)	9.86	4.00	8.00
December 31, 2012
Total capital (to risk-weighted assets)	15.32%	8.00%	12.00%
Tier 1 (core) capital (to risk-weighted assets)	14.07	4.00	8.00
Tier 1 (core) capital (to adjusted total assets)	9.60	4.00	8.00
As of June 30, 2013 and December 31, 2012, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the Bank’s prompt corrective action capitalization category.
In July 2013, the Federal Reserve Board, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.
The final rule becomes effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.  Management is in the process of evaluating the expected impact of these new capital requirements on the Company's and the Bank's regulatory capital position.

Capital Management - Company Total stockholders’ equity was $173.2 million at June 30, 2013, compared to $172.9 million at December 31, 2012. The increase in total stockholders’ equity was primarily due to the $754,000 net income that we recorded for the six months ended June 30, 2013. The unallocated shares of common stock that our ESOP owns were reflected as a $11.7 million reduction to stockholders’ equity at June 30, 2013, compared to $12.2 million at December 31, 2012.
Quarterly Cash Dividends. As a result of the regulatory restructuring occasioned by the Dodd-Frank Act, the Company is subject to Federal Reserve Board Supervisory Letter SR 09-4, which provides that a holding company should, among other things, notify and make a submission to the Federal Reserve Bank prior to declaring a dividend if its net income for the current quarter is not sufficient to fully fund the dividend, and consider eliminating, deferring or significantly reducing its dividends if its net income for the current quarter is not sufficient to fully fund the dividends, or if its net income for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends. The Company will continue to consult with, and seek the prior approval of, the Federal Reserve Bank prior to declaring any dividends.
Stock Repurchase Program. Our Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. The authorization permitted shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization was utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. As of June 30, 2013, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that had been authorized for repurchase. Federal Reserve Board Supervisory Letter SR 09-4 provides that holding companies experiencing financial weaknesses such as operating losses should notify and make a submission to the Federal Reserve Bank before redeeming or repurchasing common stock. The Company has no plans to conduct such discussions with the Federal Reserve supervisory staff or engage in stock repurchases at this time.
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
Quantitative Analysis. The following table sets forth, as of June 30, 2013, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase in NPV		Decrease in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(dollars in thousands)
+400	$(14,429)	(8.45)%	$(2,361)	(5.53)%
+300	(5,186)	(3.04)	(1,591)	(3.73)
+200	(4,297)	(2.51)	(965)	(2.26)
+100	(1,865)	(1.09)	(498)	(1.17)
0	—	—	—	—
The Company has opted not to include an estimate for a decrease in rates at June 30, 2013 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at June 30, 2013, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 2.51% decrease in NPV and a $965,000 decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended June 30, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. In accordance with this authorization, the Company had repurchased 4,239,134 shares of its common stock as of June 30, 2013. The Company has no plans to engage in stock repurchases at this time.

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
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	August 5, 2013	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board and Chief Executive Officer

/s/ Paul A. Cloutier
Paul A. Cloutier
Chief Financial Officer