Form 10-Q/A
period 2013-06-30
BankFinancial CORP
filed 2013-08-06
CIK 1303942

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

BANKFINANCIAL CORPORATION

Explanatory Note

This amendment No. 1 to the Quarterly Report on Form 10-Q of BankFinancial Corporation (the "Company") for the quarter ended June 30, 2013 is being filed to correct the June 30, 2013 information included in Note 4 -Loans Receivable, under the table column titled “Nonaccrual Loans-Recorded Investment,” and the related information included in Management's Discussion and Analysis of Financial Condition and Results of Operations, as initially filed with the U.S. Securities and Exchange Commission on August 6, 2013.

BANKFINANCIAL CORPORATION
Form 10-Q/A
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
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual loans
The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans, excluding purchased impaired loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
June 30, 2013
One-to-four family residential real estate loans	$5,113	$4,112	$—
One-to-four family residential real estate loans – non owner occupied	1,543	1,287	—
Multi-family mortgage loans	12,586	11,557	234
Wholesale commercial lending	656	647	—
Nonresidential real estate loans	8,185	7,037	—
Land loans	2,953	1,601	—
Commercial loans – secured	1,115	603	—
Commercial loans – unsecured	520	86	—
Consumer loans	1	1	—
	$32,672	$26,931	$234
December 31, 2012
One-to-four family residential real estate loans	$7,286	$6,154	$70
One-to-four family residential real estate loans – non owner occupied	1,420	1,145	—
Multi-family mortgage loans	5,246	3,517	242
Nonresidential real estate loans	12,249	8,985	—
Land loans	3,817	2,210	—
Commercial loans – secured	386	204	—
Commercial loans – unsecured	552	52	17
	$30,956	$22,267	$329
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
Cautionary Statement Regarding Forward-Looking Information
Forward Looking Statements
This Quarterly Report on Form 10-Q/A contains, and other periodic and current reports, press releases and other public stockholder communications of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. Forward-looking statements may include statements relating to our future plans, strategies and expectations, as well as our future revenues, earnings, losses, financial performance, financial condition, asset quality metrics and future prospects. Forward looking statements are generally identifiable by use of the words “believe,” “may,” “will,” “should,” “could,” “expect,” “estimate,” “intend,” “anticipate,” “project,” “plan,” or similar expressions. Forward looking statements speak only as of the date made. They are frequently based on assumptions that may or may not materialize, and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward looking statements. We intend all forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for the purpose of invoking these safe harbor provisions.
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

	June 30, 2013	December 31, 2012	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,461,132	$1,481,192	$(20,060)
Loans, net	1,012,316	1,030,465	(18,149)
Loans held-for-sale	276	2,166	(1,890)
Securities, at fair value	53,014	77,832	(24,818)
Core deposit intangible	2,732	3,038	(306)
Deposits	1,262,096	1,282,351	(20,255)
Borrowings	2,940	5,567	(2,627)
Equity	173,229	172,890	339

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$12,276	$15,824	$(3,548)	$24,989	$32,458	$(7,469)
Interest expense	935	1,112	(177)	1,929	2,352	(423)
Net interest income	11,341	14,712	(3,371)	23,060	30,106	(7,046)
Provision for loan losses	206	1,745	(1,539)	928	2,741	(1,813)
Net interest income after provision for loan losses	11,135	12,967	(1,832)	22,132	27,365	(5,233)
Noninterest income	1,509	1,418	91	4,375	3,250	1,125
Noninterest expense	12,568	14,044	(1,476)	25,753	27,480	(1,727)
Income before income tax expense	76	341	(265)	754	3,135	(2,381)
Income tax expense	—	(457)	457	—	—	—
Net income	$76	$798	$(722)	$754	$3,135	$(2,381)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.02%	0.21%	0.10%	0.41%
Return on equity (ratio of net income to average equity) (1)	0.17	1.56	0.86	3.08
Average equity to average assets	12.02	13.42	11.98	13.29
Net interest rate spread (1) (2)	3.25	4.04	3.32	4.11
Net interest margin (1) (3)	3.31	4.11	3.38	4.18
Efficiency ratio (4)	97.81	87.07	93.87	82.38
Noninterest expense to average total assets (1)	3.46	3.68	3.53	3.58
Average interest-earning assets to average interest-bearing liabilities	121.24	123.50	121.02	122.98
Dividends declared per share	$0.02	$0.01	$0.02	$0.02
Dividend payout ratio	N.M.	N.M.	N.M.	N.M.

	At June 30, 2013	At December 31, 2012
Asset Quality Ratios:
Nonperforming assets to total assets (5)	2.48%	2.59%
Nonperforming loans to total loans	2.91	2.67
Allowance for loan losses to nonperforming loans	57.05	64.39
Allowance for loan losses to total loans	1.66	1.72
Capital Ratios:
Equity to total assets at end of period	11.86%	11.67%
Tier 1 leverage ratio (Bank only)	9.86	9.60
Other Data:
Number of full-service offices	20	20
Employees (full-time equivalents)	308	352

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.

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
The provision for loan losses totaled $206,000 for the three months ended June 30, 2013, compared to $1.7 million for the same period in 2012. The provision for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. Net charge-offs were $562,000 for the three months ended June 30, 2013, compared to $2.5 million for the same period in 2012. The allowance for loan losses as a percentage of nonperforming loans was 57.05% at June 30, 2013, compared to 59.24% at March 31, 2013. Loans collectively evaluated for impairment increased $6.2 million, or 0.6%, to $998.8 million at June 30, 2013, compared to $992.6 million at March 31, 2013. The related loan loss decreased $74,000, or 0.46%, to $15.8 million at June 30, 2013, compared to $15.9 million at March 31, 2013.
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

Provision for Loan Losses
The provision for loan losses totaled $928,000 for the six months ended June 30, 2013, compared to $2.7 million for the same period in 2012. The provision for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. Net charge-offs were $1.9 million for the six months ended June 30, 2013, compared to $3.6 million for the same period in 2012. The allowance for loan losses as a percentage of nonperforming loans was 57.05% at June 30, 2013, compared to 64.39% at December 31, 2012. Loans collectively evaluated for impairment decreased $20.5 million, or 2.0%, to $998.8 million at June 30, 2013, compared to $1.019 billion at December 31, 2012. The related loan loss decreased $493,000, or 3.0%, to $15.8 million at June 30, 2013, compared to $16.3 million at December 31, 2012.
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	June 30, 2013	March 31, 2013	December 31, 2012	Quarter Change	Six Months Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$5,399	$5,988	$7,299	$(589)	$(1,900)
Multi-family mortgage	12,204	10,822	3,517	1,382	8,687
Nonresidential real estate	7,037	6,182	8,985	855	(1,948)
Construction and land	1,601	1,575	2,210	26	(609)
Commercial	689	883	256	(194)	433
Consumer	1	11	—	(10)	1
	26,931	25,461	22,267	1,470	4,664
Loans held-for-sale	15	15	1,752	—	(1,737)
Other real estate owned:
One-to-four family residential	1,316	1,515	1,760	(199)	(444)
Multi-family mortgage	—	—	720	—	(720)
Nonresidential real estate	1,757	2,896	3,504	(1,139)	(1,747)
Land	933	1,144	1,323	(211)	(390)
	4,006	5,555	7,307	(1,549)	(3,301)
Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	30,952	31,031	31,326	(79)	(374)
Purchased impaired loans:
One-to-four family residential	396	388	380	8	16
Nonresidential real estate	1,607	2,554	2,568	(947)	(961)
Construction and land	997	1,021	1,021	(24)	(24)
Commercial	21	21	20	—	1
	3,021	3,984	3,989	(963)	(968)
Purchased other real estate owned:
One-to-four family residential	179	205	320	(26)	(141)
Nonresidential real estate	372	372	462	—	(90)
Land	1,705	1,956	2,269	(251)	(564)
	2,256	2,533	3,051	(277)	(795)
Purchased impaired loans and other real estate owned	5,277	6,517	7,040	(1,240)	(1,763)
Total nonperforming assets	$36,229	$37,548	$38,366	$(1,319)	$(2,137)
Ratios:
Nonperforming loans to total loans	2.91%	2.89%	2.67%
Nonperforming loans to total loans (1)	2.62	2.49	2.29
Nonperforming assets to total assets	2.48	2.56	2.59
Nonperforming assets to total assets(1)	2.12	2.12	2.11

(1)	These asset quality ratios exclude purchased impaired loans and purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

Nonperforming Assets
Nonperforming assets decreased by $1.3 million and $2.1 million, respectively, for the three and six months ended June 30, 2013. Nonperforming assets totaled $36.2 million at June 30, 2013, $37.5 million at March 31, 2013 and $38.4 million at December 31, 2012. The decrease for the six months ended June 30, 2013 reflected the disposition of $6.6 million in OREO, the disposition of the $1.7 million of one- to four family mortgage loans that we designated as held for sale in the fourth quarter of 2012, and various other nonperforming asset resolutions, including the successful restructuring (followed by a sustained period of performance) of a $6.1 million total credit exposure that initially consisted of seven loans secured by industrial/flex suburban Chicago commercial real estate owned by a family-owned entity.  These actions were partially offset by the placement of $15.0 million of loans on nonaccrual status during the six months ended June 30, 2013. The increase in loans on nonaccrual status that occurred during the six months ended June 30, 2013 reflected the impact of a decision that we made in the fourth quarter of 2012 to take affirmative steps to accelerate the resolution certain performing classified and non-performing multifamily or non-residential real estate loans. Specifically, we determined that for certain performing classified and non-performing multifamily or non-residential real estate loans, the most cost-effective and expeditious resolution method was to decline to renew the loans upon maturity, or to utilize other remedies provided by our loan documents to accelerate the maturity date of the loans, coupled with an attempt, in appropriate cases, to negotiate a final resolution in the form of a deed-in-lieu of foreclosure. Of the $15.0 million in loans placed on non-accrual in 2013, $9.8 million related to affirmative expedited resolution cases. Of this amount, $7.4 million involved multifamily loans to ten unaffiliated borrowers. We are pursuing various actions to attempt to obtain title to these multifamily properties so that they can be marketed for sale.
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
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	August 6, 2013	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board and Chief Executive Officer

/s/ Paul A. Cloutier
Paul A. Cloutier
Chief Financial Officer