Form 10-Q
period 2013-09-30
BankFinancial CORP
filed 2013-10-30
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2013
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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. At October 28, 2013, there were 21,101,966 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
September 30, 2013

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	September 30, 2013	December 31, 2012
Assets
Cash and due from other financial institutions	$18,068	$20,361
Interest-bearing deposits in other financial institutions	225,410	255,403
Cash and cash equivalents	243,478	275,764
Securities, at fair value	83,409	77,832
Loans held for sale	15	2,166
Loans receivable, net of allowance for loan losses: September 30, 2013, $15,876 and December 31, 2012, $18,035	1,035,331	1,030,465
Other real estate owned, net	5,403	10,358
Stock in Federal Home Loan Bank, at cost	6,068	8,412
Premises and equipment, net	36,154	38,251
Accrued interest receivable	3,576	4,146
Core deposit intangible	2,583	3,038
Bank owned life insurance	21,881	21,645
FDIC prepaid expense	—	2,658
Other assets	4,050	6,457
Total assets	$1,441,948	$1,481,192

Liabilities
Deposits
Noninterest-bearing	$133,094	$134,597
Interest-bearing	1,116,739	1,147,754
Total deposits	1,249,833	1,282,351
Borrowings	2,883	5,567
Advance payments by borrowers for taxes and insurance	5,825	10,705
Accrued interest payable and other liabilities	9,096	9,679
Total liabilities	1,267,637	1,308,302
Commitments and contingent liabilities
Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,101,966 shares issued at September 30, 2013 and 21,072,966 shares at December 31, 2012	211	211
Additional paid-in capital	193,567	193,590
Retained earnings (deficit)	(8,425)	(9,796)
Unearned Employee Stock Ownership Plan shares	(11,501)	(12,233)
Accumulated other comprehensive income	459	1,118
Total stockholders’ equity	174,311	172,890
Total liabilities and stockholders’ equity	$1,441,948	$1,481,192

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest and dividend income
Loans, including fees	$11,680	$13,978	$35,812	$45,402
Securities	241	342	710	1,171
Other	186	148	574	353
Total interest income	12,107	14,468	37,096	46,926
Interest expense
Deposits	880	1,010	2,799	3,308
Borrowings	2	26	12	80
Total interest expense	882	1,036	2,811	3,388
Net interest income	11,225	13,432	34,285	43,538
Provision (recovery) for loan losses	(437)	4,453	491	7,194
Net interest income after provision (recovery) for loan losses	11,662	8,979	33,794	36,344
Noninterest income
Deposit service charges and fees	520	548	1,528	1,626
Other fee income	373	374	1,158	1,142
Insurance commissions and annuities income	106	125	301	359
Gain on sale of loans, net	32	210	1,445	595
Loss on disposition of premises and equipment, net	—	(7)	—	(164)
Loan servicing fees	112	124	349	371
Amortization and impairment of servicing assets	(43)	(55)	(152)	(235)
Earnings on bank owned life insurance	84	109	236	355
Trust	172	171	536	545
Other	183	232	513	487
	1,539	1,831	5,914	5,081
Noninterest expense
Compensation and benefits	6,143	6,353	19,581	19,513
Office occupancy and equipment	1,797	1,904	5,550	6,041
Advertising and public relations	195	145	609	475
Information technology	817	880	2,382	2,553
Supplies, telephone, and postage	382	372	1,246	1,124
Amortization of intangibles	149	156	455	476
Nonperforming asset management	682	1,728	2,031	4,085
Operations of other real estate owned	476	2,742	1,409	4,985
FDIC insurance premiums	476	642	1,445	1,299
Other	1,045	1,110	3,207	2,961
	12,162	16,032	37,915	43,512
Income (loss) before income taxes	1,039	(5,222)	1,793	(2,087)
Income tax expense	—	—	—	—
Net income (loss)	$1,039	$(5,222)	$1,793	$(2,087)

Basic earnings (loss) per common share	$0.05	$(0.26)	$0.09	$(0.11)
Diluted earnings (loss) per common share	$0.05	$(0.26)	$0.09	$(0.11)
Weighted average common shares outstanding	20,048,058	19,914,992	20,002,381	19,871,368
Diluted weighted average common shares outstanding	20,054,092	19,914,992	20,005,197	19,871,368

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$1,039	$(5,222)	$1,793	$(2,087)
Unrealized holding gain (loss) arising during the period, net of tax	(215)	210	(659)	174
Amount reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive gain (loss)	(215)	210	(659)	174

Comprehensive income (loss)	$824	$(5,012)	$1,134	$(1,913)

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2012	$211	$193,801	$17,946	$(13,212)	$1,111	$199,857
Net loss	—	—	(2,087)	—	—	(2,087)
Other comprehensive income, net of tax effects	—	—	—	—	174	174
Nonvested stock awards-stock-based compensation expense	—	41	—	—	—	41
Cash dividends declared on common stock ($0.03 per share)	—	—	(633)	—	—	(633)
ESOP shares earned	—	(88)	—	733	—	645
Balance at September 30, 2012	$211	$193,754	$15,226	$(12,479)	$1,285	$197,997

Balance at January 1, 2013	$211	$193,590	$(9,796)	$(12,233)	$1,118	$172,890
Net income	—	—	1,793	—	—	1,793
Other comprehensive income, net of tax effects	—	—	—	—	(659)	(659)
Nonvested stock awards-stock-based compensation expense	—	62	—	—	—	62
Cash dividends declared on common stock ($0.02 per share)	—	—	(422)	—	—	(422)
ESOP shares earned	—	(85)	—	732	—	647
Balance at September 30, 2013	$211	$193,567	$(8,425)	$(11,501)	$459	$174,311

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$1,793	$(2,087)
Adjustments to reconcile to net income (loss) to net cash from operating activities
Provision for loan losses	491	7,194
ESOP shares earned	647	645
Stock–based compensation expense	62	41
Depreciation and amortization	3,285	3,417
Amortization of premiums and discounts on securities and loans	(606)	(2,185)
Amortization of core deposit and other intangible assets	455	476
Amortization and impairment of servicing assets	152	235
Net change in net deferred loan origination costs	(157)	81
Net loss (gain) on sale of other real estate owned	182	(126)
Net gain on sale of loans	(1,445)	(595)
Net loss on disposition of premises and equipment	—	164
Loans originated for sale	(9,876)	(13,806)
Proceeds from sale of loans	10,750	15,768
Other real estate owned valuation adjustments	471	—
Net change in:
Accrued interest receivable	570	1,178
Earnings on bank owned life insurance	(236)	(355)
Other assets	3,749	2,380
Accrued interest payable and other liabilities	(583)	(1,462)
Net cash from operating activities	9,704	14,740
Cash flows from investing activities
Securities
Proceeds from maturities	25,422	22,424
Proceeds from principal repayments	10,571	15,413
Purchases of securities	(42,351)	(26,659)
Loans receivable
Principal payments on loans receivable	345,906	394,621
Purchases of loans	—	(3,190)
Originated for investment	(353,764)	(255,751)
Proceeds from sale of loans	2,868	—
Proceeds of redemption of Federal Home Loan Bank of Chicago stock	2,344	7,279
Proceeds from sale of other real estate owned	7,542	9,872
Purchase of premises and equipment, net	(24)	(1,885)
Net cash from (used in) investing activities	(1,486)	162,124

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities
Net change in deposits	$(32,518)	$(54,181)
Net change in borrowings	(2,684)	(2,376)
Net change in advance payments by borrowers for taxes and insurance	(4,880)	(3,649)
Cash dividends paid on common stock	(422)	(633)
Net cash used in financing activities	(40,504)	(60,839)
Net change in cash and cash equivalents	(32,286)	116,025
Beginning cash and cash equivalents	275,764	120,704
Ending cash and cash equivalents	$243,478	$236,729

Supplemental disclosures of cash flow information:
Interest paid	$2,849	$3,432
Income taxes paid	—	—
Income taxes refunded	461	1,406
Loans transferred to other real estate owned	3,268	6,236

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
Principles of Consolidation: The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued an amendment to improve the reporting of reclassifications out of accumulated other comprehensive income. ASC Topic 220, “Comprehensive Income” amended prior guidance to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under GAAP. The Company adopted this new authoritative guidance on January 1, 2013, and it did not have an impact on the Company's statements of operations and financial condition as the Company did not have any amounts reclassified during the three or nine month periods ended September 30, 2013 and 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) available to common stockholders	$1,039	$(5,222)	$1,793	$(2,087)
Average common shares outstanding	21,101,966	21,072,966	21,087,838	21,072,966
Less:
Unearned ESOP shares	(1,028,158)	(1,157,974)	(1,072,180)	(1,198,988)
Unvested restricted stock shares	(25,750)	—	(13,277)	(2,610)
Weighted average common shares outstanding	20,048,058	19,914,992	20,002,381	19,871,368
Add - Net effect of dilutive stock options and unvested restricted stock	6,034	—	2,816	—
Diluted weighted average common shares outstanding	20,054,092	19,914,992	20,005,197	19,871,368
Basic earnings (loss) per common share	$0.05	$(0.26)	$0.09	$(0.11)
Diluted earnings (loss) per common share	$0.05	$(0.26)	$0.09	$(0.11)
Number of antidilutive stock options excluded from the diluted earnings per share calculation	—	141,000	—	141,000
Weighted average exercise price of anti-dilutive option shares	$—	$17.21	$—	$17.21

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Certificates of deposit	$34,533	$—	$—	$34,533
Municipal securities	350	9	—	359
Equity mutual fund	500	5	—	505
Mortgage-backed securities - residential	28,864	1,273	(111)	30,026
Collateralized mortgage obligations - residential	17,983	38	(72)	17,949
SBA-guaranteed loan participation certificates	37	—	—	37
	$82,267	$1,325	$(183)	$83,409
December 31, 2012
Certificates of deposit	$33,456	$—	$—	$33,456
Municipal securities	350	19	—	369
Equity mutual fund	500	28	—	528
Mortgage-backed securities - residential	32,572	1,661	—	34,233
Collateralized mortgage obligations - residential	9,111	95	(2)	9,204
SBA-guaranteed loan participation certificates	42	—	—	42
	$76,031	$1,803	$(2)	$77,832
Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at September 30, 2013 and December 31, 2012.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$34,703	$34,704
Due after one year through five years	180	188
	34,883	34,892
Equity mutual fund	500	505
Mortgage-backed securities - residential	28,864	30,026
Collateralized mortgage obligations - residential	17,983	17,949
SBA-guaranteed loan participation certificates	37	37
	$82,267	$83,409

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2013
Mortgage-backed securities - residential	$3,004	$(111)	$—	$—	$3,004	$(111)
Collateralized mortgage obligations - residential	11,881	(72)	—	—	11,881	(72)
	$14,885	$(183)	$—	$—	$14,885	$(183)

December 31, 2012
Collateralized mortgage obligations - residential	$—	$—	$1,956	$(2)	$1,956	$(2)
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
Certain residential mortgage-backed securities and a collateralized mortgage obligation that the Company holds in its investment portfolio remained in an unrealized loss position at September 30, 2013, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.
There were no sales of securities during the three and nine months ended September 30, 2013 or 2012.
NOTE 4 - LOANS RECEIVABLE
Loans receivable are as follows:

	September 30, 2013	December 31, 2012
One-to-four family residential real estate loans	$204,205	$218,596
Multi-family mortgage loans	375,786	352,019
Nonresidential real estate loans	246,524	264,672
Construction and land loans	6,429	8,552
Commercial loans	52,978	61,388
Commercial leases	161,822	139,783
Consumer loans	2,561	2,745
Total loans	1,050,305	1,047,755
Net deferred loan origination costs	902	745
Allowance for loan losses	(15,876)	(18,035)
Loans, net	$1,035,331	$1,030,465

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
September 30, 2013
One-to-four family residential real estate loans	$41	$1	$3,804	$3,846	$4,952	$405	$198,848	$204,205
Multi-family mortgage loans	469	—	4,406	4,875	12,248	—	363,538	375,786
Nonresidential real estate loans	224	—	4,569	4,793	5,358	1,611	239,555	246,524
Construction and land loans	37	—	561	598	1,021	—	5,408	6,429
Commercial loans	29	—	910	939	272	22	52,684	52,978
Commercial leases	—	—	728	728	—	—	161,822	161,822
Consumer loans	—	—	97	97	—	—	2,561	2,561
	$800	$1	$15,075	$15,876	$23,851	$2,038	$1,024,416	1,050,305
Net deferred loan origination costs								902
Allowance for loan losses								(15,876)
Loans, net								$1,035,331

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
December 31, 2012
One-to-four family residential real estate loans	$137	$5	$4,584	$4,726	$5,256	$380	$212,960	$218,596
Multi-family mortgage loans	729	—	3,851	4,580	4,801	—	347,218	352,019
Nonresidential real estate loans	401	8	5,136	5,545	11,918	2,568	250,186	264,672
Construction and land loans	294	96	641	1,031	2,210	1,021	5,321	8,552
Commercial loans	23	1	1,300	1,324	256	20	61,112	61,388
Commercial leases	—	—	666	666	—	—	139,783	139,783
Consumer loans	—	—	163	163	—	—	2,745	2,745
	$1,584	$110	$16,341	$18,035	$24,441	$3,989	$1,019,325	1,047,755
Net deferred loan origination costs								745
Allowance for loan losses								(18,035)
Loans, net								$1,030,465

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$17,097	$30,878	$18,035	$31,726
Loans charged offs:
One-to-four family residential real estate loans	(528)	(3,145)	(1,073)	(4,408)
Multi-family mortgage loans	(902)	(2,159)	(1,512)	(2,848)
Nonresidential real estate loans	(138)	(5,435)	(370)	(8,070)
Construction and land loans	(16)	(806)	(943)	(1,038)
Commercial loans	(131)	(3,536)	(363)	(3,705)
Commercial leases	—	(68)	—	(68)
Consumer loans	(38)	(72)	(50)	(95)
	(1,753)	(15,221)	(4,311)	(20,232)
Recoveries:
One-to-four family residential real estate loans	108	7	435	192
Multi-family mortgage loans	3	11	219	491
Nonresidential real estate loans	329	7	451	322
Construction and land loans	193	6	196	248
Commercial loans	335	421	356	610
Consumer loans	1	26	4	37
	969	478	1,661	1,900
Net charge-off	(784)	(14,743)	(2,650)	(18,332)
Provision (recovery) for loan losses	(437)	4,453	491	7,194
Ending balance	$15,876	$20,588	$15,876	$20,588
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased impaired loans:

					Three months ended September 30, 2013		Nine months ended September 30, 2013
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2013
With no related allowance recorded:
One-to-four family residential real estate loans	$5,157	$3,903	$1,219	$—	$3,780	$12	$3,774	$38
One-to-four family residential real estate loans - non-owner occupied	614	543	40	—	688	—	576	—
Multi-family mortgage loans	8,405	7,464	823	—	7,735	20	5,903	82
Wholesale commercial lending	990	996	—	—	996	—	398	11
Nonresidential real estate loans	3,708	3,113	113	—	3,389	1	4,212	11
Land loans	307	294	8	—	230	—	188	—
Commercial loans - secured	—	—	—	—	131	—	85	—
Commercial loans - unsecured	—	—	—	—	39	—	47	—
	19,181	16,313	2,203	—	16,988	33	15,183	142
With an allowance recorded:
One-to-four family residential real estate loans - non-owner occupied	572	501	61	41	470	—	381	2
Multi-family mortgage loans	4,089	2,766	1,300	373	2,999	8	2,882	88
Wholesale commercial lending	1,038	982	47	96	740	2	493	21
Nonresidential real estate loans	2,611	2,223	299	224	2,494	1	2,464	5
Land loans	922	724	197	37	1,117	—	1,488	—
Commercial loans - secured	462	273	190	29	223	—	344	1
	9,694	7,469	2,094	800	8,043	11	8,052	117
Total	$28,875	$23,782	$4,297	$800	$25,031	$44	$23,235	$259

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
Purchased Impaired Loans
As a result of its acquisition of Downers Grove National Bank, the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. The carrying amount of these purchased impaired loans are as follows:

	September 30, 2013	December 31, 2012
One-to-four family residential real estate loans	$405	$380
Nonresidential real estate loans	1,611	2,568
Land loans	—	1,021
Commercial loans	22	20
Outstanding balance	$2,038	$3,989
Carrying amount, net of allowance ($1 at September 30, 2013, $110 at December 31, 2012)	$2,037	$3,879

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Accretable yield, or income expected to be collected, related to purchased impaired loans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$100	$832	$196	$2,270
New loans purchased	—	—	—	—
Disposals	—	249	—	771
Reclassifications from nonaccretable difference	(2)	—	1	—
Accretion of income	48	179	147	1,095
Ending balance	$50	$404	$50	$404
For the above purchased impaired loans, the Company decreased the allowance for loan losses by $51,000 for the three months ended September 30, 2013 and $109,000 for the nine months ended September 30, 2013. The allowance for loan losses was decreased for the above purchased impaired loans by $5,000 for the three months ended September 30, 2012 and was increased by $219,000 during the nine months ended September 30, 2012.
Purchased impaired loans for which it was probable at the date of acquisition that all contractually required payments would not be collected are as follows:

	September 30, 2013	December 31, 2012
Contractually required payments receivable of loans purchased:
One-to-four family residential real estate loans	$1,143	$1,143
Nonresidential real estate loans	1,999	3,884
Land loans	—	1,600
Commercial loans	222	597
	$3,364	$7,224
At acquisition, cash flows expected to be collected were $18.8 million, compared to the fair value of purchased impaired loans of $15.4 million.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans, excluding purchased impaired loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
September 30, 2013
One-to-four family residential real estate loans	$5,428	$4,168	$—
One-to-four family residential real estate loans – non owner occupied	1,372	1,230	89
Multi-family mortgage loans	12,196	9,935	235
Wholesale commercial lending	2,029	1,978	—
Nonresidential real estate loans	7,292	5,335	431
Land loans	1,229	1,018	119
Commercial loans – secured	461	272	5
Commercial loans – unsecured	—	—	86
Consumer loans	2	2	—
	$30,009	$23,938	$965
December 31, 2012
One-to-four family residential real estate loans	$7,286	$6,154	$70
One-to-four family residential real estate loans – non owner occupied	1,420	1,145	—
Multi-family mortgage loans	5,246	3,517	242
Nonresidential real estate loans	12,249	8,985	—
Land loans	3,817	2,210	—
Commercial loans – secured	386	204	—
Commercial loans – unsecured	552	52	17
	$30,956	$22,267	$329
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $1.3 million and $942,000 at September 30, 2013 and December 31, 2012, respectively. Except for purchased impaired loans, when a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at September 30, 2013 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$1,034	$212	$3,205	$4,451	$143,459	$147,910
One-to-four family residential real estate loans - non-owner occupied	85	172	1,015	1,272	54,770	56,042
Multi-family mortgage loans	—	1,621	9,364	10,985	292,774	303,759
Wholesale commercial lending	—	—	1,643	1,643	68,798	70,441
Nonresidential real estate loans	2,759	400	5,513	8,672	235,174	243,846
Construction loans	—	—	—	—	1,390	1,390
Land loans	—	—	1,137	1,137	3,898	5,035
Commercial loans:
Secured	84	17	277	378	17,821	18,199
Unsecured	—	—	84	84	3,480	3,564
Municipal loans	—	—	—	—	4,222	4,222
Warehouse lines	—	—	—	—	3,767	3,767
Health care	—	—	—	—	17,176	17,176
Other	—	—	—	—	6,198	6,198
Commercial leases:
Investment rated commercial leases	—	—	—	—	122,138	122,138
Below investment grade	—	—	—	—	8,809	8,809
Non-rated	—	—	—	—	28,905	28,905
Lease pools	—	—	—	—	2,934	2,934
Consumer loans	3	—	2	5	2,566	2,571
	$3,965	$2,422	$22,240	$28,627	$1,018,279	$1,046,906

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Purchased impaired loans
One-to-four family residential real estate loans - non-owner occupied	$—	$—	$405	$405	$—	$405
Nonresidential real estate loans	—	—	163	163	1,446	1,609
Commercial loans – secured	—	—	22	22	—	22
	$—	$—	$590	$590	$1,446	$2,036

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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The Company had $5.3 million of TDRs at September 30, 2013, compared to $11.2 million at December 31, 2012, with $94,000 in specific valuation reserves allocated to those loans at September 30, 2013 and $318,000 in specific valuation reserves allocated at December 31, 2012. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date.
The following table presents loans classified as TDRs:

	September 30, 2013	December 31, 2012
One-to-four family residential real estate	$3,040	$2,802
Multi-family mortgage	1,169	1,201
Nonresidential real estate	—	5,189
Troubled debt restructured loans – accrual loans	4,209	9,192
One-to-four family residential real estate	617	767
Multi-family mortgage	449	938
Nonresidential real estate	—	270
Troubled debt restructured loans – nonaccrual loans	1,066	1,975
Total troubled debt restructured loans	$5,275	$11,167
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
During the three and nine months ending September 30, 2013 and 2012, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDR activity:

	Three Months Ended September 30,
	2013			2012
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	—	$—	$—	17	$1,441	$1,441

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the Three Months ended September 30, 2012
One-to-four family residential real estate	$—	$1,441	$—	$1,441
The TDRs described above had no impact on interest income, resulted in no change to the allowance for loan losses and resulted in no charge-offs for the three months ended September 30, 2013 and 2012.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Nine Months Ended September 30,
	2013			2012
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	3	$950	$950	24	$2,100	$2,100
Multi-family mortgage	—	—	—	1	700	500
Total	3	$950	$950	25	$2,800	$2,600

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the Nine Months Ended September 30, 2013
One-to-four family residential real estate	$—	$950	$—	$950
Total	$—	$950	$—	$950
For the Nine Months Ended September 30, 2012
One-to-four family residential real estate	$504	$1,596	$—	$2,100
Multi-family mortgage	—	—	500	500
Total	$504	$1,596	$500	$2,600
For the nine months ended September 30, 2013 the TDRs described above had no impact on interest income, resulted in no change to the allowance for loan losses and resulted in no charge-offs. For the nine months ended September 30, 2012 the TDRs had no impact on interest income, but increased the allowance for loan losses by $198,000 and resulted in charge-offs of $470,000.
The following table presents TDRs for which there was a payment default during the nine months ended September 30, 2013 and 2012 within twelve months following the modification.

	2013		2012
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	—	$—	5	$864
Nonresidential real estate	—	—	4	3,308
Total	—	$—	9	$4,172
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
TDRs that subsequently defaulted increased the allowance for loan losses by $1.1 million during the nine months ending September 30, 2012.
The terms of certain other loans were modified during the three and nine months ending September 30, 2013 and 2012 that did not meet the definition of a TDR. These loans had a total recorded investment of $1.1 million and $328,000 at September 30, 2013 and 2012. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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
Substandard/Performing. Loans categorized as Substandard/Performing continue to accrue interest, but exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. The loans continue to accrue interest because they are well secured and collection of principal and interest is expected within a reasonable time. The risk rating guidance published by the Office of the Comptroller of the Currency clarifies that a loan with a well-defined weakness does not have to present a probability of default for the loan to be rated Substandard, and that an individual loan’s loss potential does not have to be distinct for the loan to be rated Substandard.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of September 30, 2013, based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	Pass	Special Mention	Substandard/Performing	Nonaccrual	Total
One-to-four family residential real estate loans	$143,054	$325	$969	$3,386	$147,734
One-to-four family residential real estate loans - non-owner occupied	54,206	—	628	1,637	56,471
Multi-family mortgage loans	281,964	7,472	5,262	10,310	305,008
Wholesale commercial lending	64,659	2,706	1,766	1,647	70,778
Nonresidential real estate loans	213,221	10,908	15,427	6,968	246,524
Construction loans	1,388	—	—	—	1,388
Land loans	2,958	—	1,062	1,021	5,041
Commercial loans:
Secured	17,761	—	97	294	18,152
Unsecured	2,305	284	964	—	3,553
Municipal loans	4,192	—	—	—	4,192
Warehouse lines	3,747	—	—	—	3,747
Health care	17,159	—	—	—	17,159
Other	6,175	—	—	—	6,175
Commercial leases:
Investment rated commercial leases	121,439	—	—	—	121,439
Below investment grade	8,739	—	—	—	8,739
Non-rated	28,722	—	—	—	28,722
Lease pools	2,922	—	—	—	2,922
Consumer loans	2,559	—	—	2	2,561
Total	$977,170	$21,695	$26,175	$25,265	$1,050,305

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of December 31, 2012, based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	Pass	Special Mention	Substandard/Performing	Nonaccrual	Total
One-to-four family residential real estate loans	$152,711	$—	$1,428	$6,158	$160,297
One-to-four family residential real estate loans - non-owner occupied	51,849	1,486	3,440	1,524	58,299
Multi-family mortgage loans	275,338	6,139	21,128	3,559	306,164
Wholesale commercial lending	44,074	—	1,781	—	45,855
Nonresidential real estate loans	199,802	30,898	22,345	11,627	264,672
Construction loans	—	—	—	—	—
Land loans	2,769	158	2,394	3,231	8,552
Commercial loans:
Secured	19,579	2,418	988	225	23,210
Unsecured	4,061	323	1,497	52	5,933
Municipal loans	4,751	—	—	—	4,751
Warehouse lines	2,971	—	—	—	2,971
Health care	17,566	—	—	—	17,566
Other	6,957	—	—	—	6,957
Commercial leases:
Investment rated commercial leases	102,101	—	—	—	102,101
Below investment grade	9,205	—	—	—	9,205
Non-rated	25,466	—	—	—	25,466
Lease pools	3,011	—	—	—	3,011
Consumer loans	2,742	—	3	—	2,745
Total	$924,953	$41,422	$55,004	$26,376	$1,047,755
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
Impaired Loans: At the time a loan is considered impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans carried at fair value generally require a partial charge-off and a specific valuation allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These real estate appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property) and the cost approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available, if applicable. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. In addition, a discount is typically applied to account for sales and holding expenses. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The method utilized to estimate the fair value of loans does not necessarily represent an exit price.
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2013
Securities:
Certificates of deposit	$—	$34,533	$—	$34,533
Municipal securities	—	359	—	359
Equity mutual fund	505	—	—	505
Mortgage-backed securities – residential	—	30,026	—	30,026
Collateralized mortgage obligations – residential	—	17,949	—	17,949
SBA-guaranteed loan participation certificates	—	37	—	37
	$505	$82,904	$—	$83,409
December 31, 2012
Securities:
Certificates of deposit	$—	$33,456	$—	$33,456
Municipal securities	—	369	—	369
Equity mutual fund	528	—	—	528
Mortgage-backed securities - residential	—	34,233	—	34,233
Collateralized mortgage obligations – residential	—	9,204	—	9,204
SBA-guaranteed loan participation certificates	—	42	—	42
	$528	$77,304	$—	$77,832

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2013
Impaired loans:
One-to-four family residential real estate loans	$—	$—	$512	$512
Multi-family mortgage loans	—	—	3,279	3,279
Nonresidential real estate loans	—	—	1,999	1,999
Construction and land loans	—	—	687	687
Commercial loans	—	—	244	244
	$—	$—	$6,721	$6,721
Other real estate owned:
One-to-four family residential real estate loans	$—	$—	$713	$713
Nonresidential real estate	—	—	946	946
Land	—	—	2,509	2,509
	$—	$—	$4,168	$4,168
Mortgage servicing rights	$—	$—	$185	$185

December 31, 2012
Impaired loans:
One-to-four family residential real estate loans	$—	$—	$410	$410
Multi-family mortgage loans	—	—	1,916	1,916
Nonresidential real estate loans	—	—	3,102	3,102
Construction and land loans	—	—	2,841	2,841
Commercial loans	—	—	181	181
	$—	$—	$8,450	$8,450
Other real estate owned:
One-to-four family residential real estate loans	$—	$—	$1,503	$1,503
Multi-family mortgage	—	—	720	720
Nonresidential real estate	—	—	3,649	3,649
Land	—	—	3,496	3,496
	$—	$—	$9,368	$9,368
Mortgage servicing rights	$—	$—	$208	$208
Impaired loans, including purchased impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, with specific valuation allowances, had a carrying amount of $7.5 million, with a valuation allowance of $801,000 at September 30, 2013, compared to $10.0 million, with a valuation allowance of $1.2 million at June 30, 2013, and $10.1 million and a valuation allowance of $1.7 million at December 31, 2012, which had the effect of decreasing the provision for loan losses by $448,000 for the three months ended September 30, 2013 and $893,000 for the nine months ended September 30, 2013.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
One-to-four family residential real estate loans	$512	Sales comparison	Discount applied to valuation	6%-98% (69%)
Multi-family mortgage loans	3,279	Sales comparison	Comparison between sales and income approaches	9%-98% (46%)
		Income approach	Cap Rate	6.7% to 12% (7.64%)
Nonresidential real estate loans	1,999	Sales comparison	Comparison between sales and income approaches	3%-99% (57%)
		Income approach	Cap Rate	9.25% (9.25%)
Construction and land loans	687	Sales comparison	Discount applied to valuation	10%-93% (59%)
Commercial loans	244	Sales comparison	Discount applied to valuation	10%-91% (75%)
Impaired loans	$6,721
Other real estate owned:
One-to-four family residential real estate	$713	Sales comparison	Discount applied to valuation	7%-34% (18%)
Nonresidential real estate	946	Sales comparison	Comparison between sales and income approaches	7%-29% (16%)
Land	2,509	Sales comparison	Discount applied to valuation	7% (7%)
Other real estate owned	$4,168
Mortgage servicing rights	$185	Third party valuation	Present value of future servicing income based on prepayment speeds	11.5% - 22.9% (15.34%)
		Third party valuation	Present value of future servicing income based on default rates	12%
The carrying amount and estimated fair value of financial instruments are as follows:

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

		Fair Value Measurements at September 30, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$243,478	$18,068	$225,410	$—	$243,478
Securities	83,409	505	82,904	—	83,409
Loans held for sale	15	—	15	—	15
Loans receivable, net of allowance for loan losses	1,035,331	—	992,939	6,721	999,660
FHLBC stock	6,068	—	—	—	N/A
Accrued interest receivable	3,576	—	3,576	—	3,576
Financial liabilities					—
Noninterest-bearing demand deposits	$(133,094)	$—	$(133,094)	$—	$(133,094)
Savings deposits	(146,685)	—	(146,685)	—	(146,685)
NOW and money market accounts	(690,797)	—	(690,797)	—	(690,797)
Certificates of deposit	(279,257)	—	(279,812)	—	(279,812)
Borrowings	(2,883)	—	(2,896)	—	(2,896)
Accrued interest payable	(119)	—	(119)	—	(119)

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$275,764	$20,361	$255,403	$—	$275,764
Securities	77,832	528	77,304	—	77,832
Loans held for sale	2,166	—	2,166	—	2,166
Loans receivable, net of allowance for loan losses	1,030,465	—	1,017,637	8,450	1,026,087
FHLBC stock	8,412	—	—	—	N/A
Accrued interest receivable	4,146	—	4,146	—	4,146
Financial liabilities
Noninterest-bearing demand deposits	$(134,597)	$—	$(134,597)	$—	$(134,597)
Savings deposits	(144,726)	—	(144,726)	—	(144,726)
NOW and money market accounts	(697,775)	—	(697,775)	—	(697,775)
Certificates of deposit	(305,253)	—	(306,859)	—	(306,859)
Borrowings	(5,567)	—	(5,608)	—	(5,608)
Accrued interest payable	(157)	—	(157)	—	(157)
For purposes of the above, the following assumptions were used:
Cash and Cash Equivalents: The estimated fair values for cash and cash equivalents are based on their carrying value due to the short-term nature of these assets.
Loans: The estimated fair value for loans has been determined by calculating the present value of future cash flows based on the current rate the Company would charge for similar loans with similar maturities, applied for an estimated time period until the loan is assumed to be repriced or repaid. The estimated fair values of loans held for sale are based on quoted market prices.
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
Overview
Loan origination activity continued to improve in the third quarter of 2013, especially in the residential loan, multi-family loan and commercial loan categories. Continued improvement in loan origination volumes remains essential to offsetting the ongoing effects of yield compression on our net interest income. Net loan payoffs increased in the third quarter of 2013 due to the reduction of lesser-quality loan balances.
Asset quality improved during the third quarter of 2013 due in part to our focus on accelerated resolution methodologies. In addition, we continued to reduce OREO balances at an acceptable rate with minimal impact to earnings and capital during the quarter.
Noninterest income remained stable in the third quarter of 2013 due to slightly higher deposit services fee income and higher insurance-related revenues.
Noninterest expense declined in the third quarter of 2013 despite the continuing impact of credit resolution expense. As the remainder of 2013 progresses, we expect that noninterest expense related to information technology expense and nonperforming assets management expense will begin to trend downward.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	September 30, 2013	December 31, 2012	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,441,948	$1,481,192	$(39,244)
Loans, net	1,035,331	1,030,465	4,866
Loans held for sale	15	2,166	(2,151)
Securities, at fair value	83,409	77,832	5,577
Core deposit intangible	2,583	3,038	(455)
Deposits	1,249,833	1,282,351	(32,518)
Borrowings	2,883	5,567	(2,684)
Equity	174,311	172,890	1,421

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$12,107	$14,468	$(2,361)	$37,096	$46,926	$(9,830)
Interest expense	882	1,036	(154)	2,811	3,388	(577)
Net interest income	11,225	13,432	(2,207)	34,285	43,538	(9,253)
Provision (recovery) for loan losses	(437)	4,453	(4,890)	491	7,194	(6,703)
Net interest income after provision (recovery) for loan losses	11,662	8,979	2,683	33,794	36,344	(2,550)
Noninterest income	1,539	1,831	(292)	5,914	5,081	833
Noninterest expense	12,162	16,032	(3,870)	37,915	43,512	(5,597)
Income (loss) before income tax expense	1,039	(5,222)	6,261	1,793	(2,087)	3,880
Income tax expense	—	—	—	—	—	—
Net income (loss)	$1,039	$(5,222)	$6,261	$1,793	$(2,087)	$3,880

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets) (1)	0.29%	(1.39)%	0.16%	(0.18)%
Return on equity (ratio of net income (loss) to average equity) (1)	2.38	(10.20)	1.37	(1.36)
Average equity to average assets	12.13	13.62	12.03	13.40
Net interest rate spread (1) (2)	3.21	3.69	3.28	3.97
Net interest margin (1) (3)	3.26	3.76	3.34	4.04
Efficiency ratio (4)	95.28	105.04	94.32	89.50
Noninterest expense to average total assets (1)	3.38	4.26	3.48	3.81
Average interest-earning assets to average interest-bearing liabilities	121.95	123.54	121.33	123.16
Dividends declared per share	$—	$0.01	$0.02	$0.03
Dividend payout ratio	N.M.	N.M.	N.M.	N.M.

	At September 30, 2013	At December 31, 2012
Asset Quality Ratios:
Nonperforming assets to total assets (5)	2.18%	2.59%
Nonperforming loans to total loans	2.47	2.67
Allowance for loan losses to nonperforming loans	61.08	64.39
Allowance for loan losses to total loans	1.51	1.72
Capital Ratios:
Equity to total assets at end of period	12.09%	11.67%
Tier 1 leverage ratio (Bank only)	10.10	9.60
Other Data:
Number of full-service offices	20	20
Employees (full-time equivalents)	308	352

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.

N.M. Not Meaningful

Comparison of Financial Condition at September 30, 2013 and December 31, 2012
Total assets decreased $39.2 million, or 2.6%, to $1.442 billion at September 30, 2013, from $1.481 billion at December 31, 2012. The decrease in total assets was primarily due to a decrease in cash and cash equivalents, other real estate owned, and FDIC prepaid insurance, partially offset by increases in loans receivable and securities. Net loans increased $4.9 million to $1.035 billion at September 30, 2013, from $1.030 billion at December 31, 2012. In December 2012, we designated certain owner-occupied and investor-owned one-to-four family residential loans with a carrying value of $7.5 million as “held for sale” in preparation for a bulk sale. The bulk sale of these one-to-four family residential loans was completed in February 2013. Securities increased $5.6 million to $83.4 million at September 30, 2013, from $77.8 million at December 31, 2012. Net cash and cash equivalents decreased by $32.3 million to $243.5 million at September 30, 2013, from $275.8 million at December 31, 2012.

In December 2009, the Bank was required by an FDIC rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments in the fourth quarter of 2009, to prepay $6.8 million in estimated assessments through 2012. On June 29, 2013, the Bank received a $2.7 million refund, which represented the unused portion of the FDIC prepaid assessments.
Total liabilities decreased by $40.7 million, or 3.1%, to $1.268 billion at September 30, 2013, from $1.308 billion at December 31, 2012. Total deposits decreased $32.5 million, or 2.5%, to $1.250 billion at September 30, 2013, from $1.282 billion at December 31, 2012, primarily due to pricing adjustments that we made on certificates of deposit and other interest-bearing deposits in anticipation of additional excess liquidity resulting from loan payments and bulk loan sales. Certificates of deposit decreased $26.0 million, or 8.5%, to $279.3 million at September 30, 2013, from $305.3 million at December 31, 2012. Core deposits increased to 77.7% of total deposits at September 30, 2013, from 76.2% of total deposits at December 31, 2012. Noninterest-bearing demand deposits decreased $1.5 million, or 1.1%, to $133.1 million at September 30, 2013, from $134.6 million at December 31, 2012. Savings accounts increased $2.0 million, or 1.4%, to $146.7 million at September 30, 2013, from $144.7 million at December 31, 2012. Money market and interest-bearing NOW accounts decreased $7.0 million, or 1.0%, to $690.8 million at September 30, 2013, from $697.8 million at December 31, 2012.
Total stockholders’ equity was $174.3 million at September 30, 2013, compared to $172.9 million at December 31, 2012. The increase in total stockholders’ equity was primarily due to the $1.8 million net income that we recorded for the nine months ended September 30, 2013, which was partially offset by the $422,000 in dividends that were paid to our stockholders. The unallocated shares of common stock that our ESOP owns were reflected as a $11.5 million reduction to stockholders’ equity at September 30, 2013, compared to a $12.2 million reduction at December 31, 2012.
Operating results for the three months ended September 30, 2013 and 2012
Net Income. We had net income of $1.0 million for the three months ended September 30, 2013, compared to a $5.2 million loss for the three months ended September 30, 2012. Earnings per basic and fully diluted share of common stock were $0.05 for the three months ended September 30, 2013, compared to a loss of $0.26 per basic and fully diluted share of common stock for the three months ended September 30, 2012.
Net Interest Income. Net interest income was $11.2 million for the three months ended September 30, 2013, compared to $13.4 million for the same period in 2012. The decrease reflected a $2.4 million, or 16.3%, decrease in interest income and a $154,000, or 14.9%, decrease in interest expense.
The decrease in net interest income was primarily attributable to a lower level of average interest-earning assets and a decrease in the yield on interest-earning assets. Total average interest-earning assets decreased $55.2 million, or 3.9%, to $1.365 billion for the three months ended September 30, 2013, from $1.420 billion for the same period in 2012. Our net interest rate spread decreased by 48 basis points to 3.21% for the three months ended September 30, 2013, from 3.69% for the same period in 2012. Our net interest margin decreased by 50 basis points to 3.26% for the three months ended September 30, 2013, from 3.76% for the same period in 2012. The decrease in the net interest spread and margin was a result of lower yields on interest-earning assets, which was partially offset by the decreased average balance and yields of our interest-bearing liabilities. The yield on interest-earning assets decreased 53 basis points to 3.52% for the three months ended September 30, 2013, from 4.05% for the same period in 2012, and the cost of interest-bearing liabilities decreased five basis points to 0.31% for the three months ended September 30, 2013, from 0.36% for the same period in 2012.

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

	Three Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,019,402	$11,680	4.55%	$1,125,600	$13,978	4.94%
Securities	68,109	241	1.40	74,260	342	1.83
Stock in FHLBC	6,068	5	0.33	9,614	8	0.33
Other	271,046	181	0.26	210,355	140	0.26
Total interest-earning assets	1,364,625	12,107	3.52	1,419,829	14,468	4.05
Noninterest-earning assets	75,936			84,609
Total assets	$1,440,561			$1,504,438
Interest-bearing Liabilities:
Savings deposits	$147,230	38	0.10	$143,248	37	0.10
Money market accounts	340,578	280	0.33	346,523	318	0.37
NOW accounts	344,571	88	0.10	335,346	106	0.13
Certificates of deposit	283,775	474	0.66	316,738	549	0.69
Total deposits	1,116,154	880	0.31	1,141,855	1,010	0.35
Borrowings	2,813	2	0.28	7,449	26	1.39
Total interest-bearing liabilities	1,118,967	882	0.31	1,149,304	1,036	0.36
Noninterest-bearing deposits	132,120			135,352
Noninterest-bearing liabilities	14,684			14,925
Total liabilities	1,265,771			1,299,581
Equity	174,790			204,857
Total liabilities and equity	$1,440,561			$1,504,438
Net interest income		$11,225			$13,432
Net interest rate spread (2)			3.21%			3.69%
Net interest-earning assets (3)	$245,658			$270,525
Net interest margin (4)			3.26%			3.76%
Ratio of interest-earning assets to interest-bearing liabilities	121.95%			123.54%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
The recovery for loan losses totaled $437,000 for the three months ended September 30, 2013, compared to a provision for loan losses of $4.5 million for the same period in 2012. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $773,000, or 4.9%, to $15.1 million at September 30, 2013, compared to $15.8 million at June 30, 2013. The growth in our loan portfolio is focused on loan types with lower loss ratios based on our historical loss experience.  Our loan portfolio increased by $21.7 million in the quarter; however, all of the loan growth occurred within lower-risk loan types.  Accordingly, the improvement in the overall risk composition of the loan portfolio and the reduction in portfolio loss ratios due to the weighted-average aging of loss occurrence timing more than fully funded the allowance required for the loan growth experienced during the quarter. Net charge-offs were $784,000 for the three months ended September 30, 2013, which was partially offset by the decrease in the reserve established for loans individually evaluated for impairment of $448,000 for the three months ended September 30, 2013. The allowance for loan losses as a percentage of nonperforming loans was 61.08% at September 30, 2013, compared to 57.05% at June 30, 2013.
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
Noninterest Income

	Three Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
Deposit service charges and fees	$520	$548	$(28)
Other fee income	373	374	(1)
Insurance commissions and annuities income	106	125	(19)
Gain on sale of loans, net	32	210	(178)
Loss on disposition of premises and equipment	—	(7)	7
Loan servicing fees	112	124	(12)
Amortization of servicing assets	(49)	(61)	12
Recovery of servicing assets	6	6	—
Earnings on bank owned life insurance	84	109	(25)
Trust income	172	171	1
Other	183	232	(49)
Total noninterest income	$1,539	$1,831	$(292)
Noninterest income decreased by $292,000 to $1.5 million for the three months ended September 30, 2013, from $1.8 million for the same period in 2012. Noninterest income for the three months ended September 30, 2013, included a $32,000 gain on sale of loans, compared to a $210,000 gain on sale of loans that was recorded for the same period in 2012.

Noninterest Expense

	Three Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
Compensation and benefits	$6,143	$6,353	$(210)
Office occupancy and equipment	1,797	1,904	(107)
Advertising and public relations	195	145	50
Information technology	817	880	(63)
Supplies, telephone and postage	382	372	10
Amortization of intangibles	149	156	(7)
Nonperforming asset management	682	1,728	(1,046)
Loss (gain) on sale other real estate owned	64	(42)	106
Valuation adjustments of other real estate owned	241	2,352	(2,111)
Operations of other real estate owned	171	432	(261)
FDIC insurance premiums	476	642	(166)
Other	1,045	1,110	(65)
Total noninterest expense	$12,162	$16,032	$(3,870)
Noninterest expense decreased by $3.9 million, or 24.1%, to $12.2 million for the three months ended September 30, 2013, from $16.0 million for the same period in 2012. Compensation and benefits expense included $18,000 in severance expense for the three months ended September 30, 2013, compared to $89,000 for the same period in 2012. Noninterest expense for the three months ended September 30, 2013 included $1.2 million of nonperforming asset management and OREO expenses, compared to $4.5 million for the same period in 2012. Nonperforming asset management expenses decreased $1.0 million, or 60.5%, to $682,000 for the three months ended September 30, 2013, compared to $1.7 million for the same period in 2012, primarily due to the decline in nonperforming assets and a decline in expenses relating to resolutions and accelerated dispositions of nonperforming assets. OREO expenses decreased $261,000, or 60.4%, to $171,000 for the three months ended September 30, 2013, compared to $432,000 for the same period in 2012, primarily due to a significant decline in the OREO portfolio which totaled $5.4 million at September 30, 2013, compared to $15.0 million at September 30, 2012. The three months ended September 30, 2013 included a $241,000 valuation adjustment to OREO properties, compared to a $2.4 million valuation adjustment to OREO properties for the same period in 2012.
Income Taxes
For the three months ended September 30, 2013 and 2012, we recorded no income tax expense or benefit due to the full valuation allowance we have established for deferred tax assets.
Operating results for the nine months ended September 30, 2013 and 2012
Net Income. We had net income of $1.8 million for the nine months ended September 30, 2013, compared to a loss of $2.1 million for the nine months ended September 30, 2012. Our earnings per basic and fully diluted share of common stock was $0.09 for the nine months ended September 30, 2013, compared to a loss of $0.11 per basic and fully diluted share for the same period in 2012.
Net Interest Income. Net interest income was $34.3 million for the nine months ended September 30, 2013, compared to $43.5 million for the same period in 2012. The decrease reflected a $9.8 million decrease in interest income and a $577,000 decrease in interest expense.
The decrease in net interest income was primarily attributable to a lower level of average interest-earning assets and a decrease in the yield on interest-earning assets. Total average interest-earning assets decreased $65.4 million, or 4.5%, to $1.372 billion for the nine months ended September 30, 2013, from $1.438 billion for the same period in 2012. Our net interest rate spread decreased by 69 basis points to 3.28% for the nine months ended September 30, 2013, from 3.97% for the same period in 2012. Our net interest margin decreased by 70 basis points to 3.34% for the nine months ended September 30, 2013, from 4.04% for the same period in 2012. The decrease in the net interest spread and margin was a result of lower yields on interest-earning assets, which was partially offset by a lower cost of funds. The yield on interest-earning assets decreased 75 basis points to 3.61% for the nine months ended September 30, 2013, from 4.36% for the same period in 2012, and the cost of interest-bearing liabilities decreased six basis points to 0.33% for the nine months ended September 30, 2013, from 0.39% for the same period in 2012.

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

	Nine Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,020,932	$35,812	4.69%	$1,181,807	$45,402	5.13%
Securities	66,119	710	1.44	79,877	1,171	1.96
Stock in FHLBC	6,961	17	0.33	11,392	21	0.25
Other	278,480	557	0.27	164,830	332	0.27
Total interest-earning assets	1,372,492	37,096	3.61	1,437,906	46,926	4.36
Noninterest-earning assets	79,460			85,848
Total assets	$1,451,952			$1,523,754
Interest-bearing Liabilities:
Savings deposits	$147,248	113	0.10	$145,057	111	0.10
Money market accounts	343,104	886	0.35	345,097	943	0.37
NOW accounts	345,834	289	0.11	333,382	308	0.12
Certificates of deposit	292,028	1,511	0.69	335,155	1,946	0.78
Total deposits	1,128,214	2,799	0.33	1,158,691	3,308	0.38
Borrowings	2,954	12	0.54	8,790	80	1.22
Total interest-bearing liabilities	1,131,168	2,811	0.33	1,167,481	3,388	0.39
Noninterest-bearing deposits	129,563			134,184
Noninterest-bearing liabilities	16,487			17,915
Total liabilities	1,277,218			1,319,580
Equity	174,734			204,174
Total liabilities and equity	$1,451,952			$1,523,754
Net interest income		$34,285			$43,538
Net interest rate spread (2)			3.28%			3.97%
Net interest-earning assets (3)	$241,324			$270,425
Net interest margin (4)			3.34%			4.04%
Ratio of interest-earning assets to interest-bearing liabilities	121.33%			123.16%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses
The provision for loan losses totaled $491,000 for the nine months ended September 30, 2013, compared to $7.2 million for the same period in 2012. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $1.3 million, or 7.7%, to $15.1 million at September 30, 2013, compared to $16.3 million at December 31, 2012. The growth in our loan portfolio is focused on loan types with lower loss ratios based on our historical loss experience.  Our loan portfolio increased by $2.6 million for the nine months ended September 30, 2013; however, the loan growth occurred within lower-risk loan types.  Accordingly, the improvement in the overall risk composition of the loan portfolio and the reduction in portfolio loss ratios due to the weighted-average aging of loss occurrence timing more than fully funded the allowance required for the loan growth experienced during the quarter. Net charge-offs were $2.7 million for the nine months ended September 30, 2013, compared to $18.3 million for the same period in 2012. The allowance for loan losses as a percentage of nonperforming loans was 61.08% at September 30, 2013, compared to 64.39% at December 31, 2012.
Noninterest Income

	Nine Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
Deposit service charges and fees	$1,528	$1,626	$(98)
Other fee income	1,158	1,142	16
Insurance commissions and annuities income	301	359	(58)
Gain on sale of loans, net	1,445	595	850
Loss on disposition of premises and equipment	—	(164)	164
Loan servicing fees	349	371	(22)
Amortization of servicing assets	(193)	(197)	4
Recovery (impairment) of servicing assets	41	(38)	79
Earnings on bank owned life insurance	236	355	(119)
Trust income	536	545	(9)
Other	513	487	26
Total noninterest income	$5,914	$5,081	$833
Noninterest income increased by $833,000 to $5.9 million for the nine months ended September 30, 2013, from $5.1 million for 2012. Noninterest income for the nine months ended September 30, 2013, included a $1.4 million gain on sale of loans which included recurring loan sale activity combined with the completion of the sale of the owner-occupied and investor-owned one-to-four family residential loans that we designated as held for sale at December 31, 2012. The completion of this sale represented approximately $1.3 million of the $1.4 million gain on sale of loans that we recorded for the nine months ended September 30, 2013.

Noninterest Expense

	Nine Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
Compensation and benefits	$19,581	$19,513	$68
Office occupancy and equipment	5,550	6,041	(491)
Advertising and public relations	609	475	134
Information technology	2,382	2,553	(171)
Supplies, telephone and postage	1,246	1,124	122
Amortization of intangibles	455	476	(21)
Nonperforming asset management	2,031	4,085	(2,054)
Loss (gain) on sale other real estate owned	182	(126)	308
Valuation adjustments of other real estate owned	471	3,777	(3,306)
Operations of other real estate owned	756	1,334	(578)
FDIC insurance premiums	1,445	1,299	146
Other	3,207	2,961	246
Total noninterest expense	$37,915	$43,512	$(5,597)
Noninterest expense decreased by $5.6 million, or 12.9%, to $37.9 million for the nine months ended September 30, 2013, from $43.5 million for the same period in 2012. Compensation and benefits expense included $161,000 in severance expense for the nine months ended September 30, 2013, compared to $123,000 for the same period in 2012. Noninterest expense for the nine months ended September 30, 2013 included $3.4 million of nonperforming asset management and OREO expenses, compared to $9.1 million for the same period in 2012. Nonperforming asset management expenses decreased $2.1 million, or 50.3%, to $2.0 million for the nine months ended September 30, 2013, compared to $4.1 million for the same period in 2012, primarily due to the decline in nonperforming assets and a decline in expenses relating to resolutions and accelerated dispositions of nonperforming assets. Noninterest expense for the nine months ended September 30, 2013 included a $471,000 valuation adjustment to OREO properties, compared to a $3.8 million valuation adjustment to OREO properties for the same period in 2012. OREO expenses decreased $578,000, or 43.3%, to $756,000 for the nine months ended September 30, 2013, compared to $1.3 million for the same period in 2012, primarily due to the decrease in OREO. Noninterest expense for the nine months ended September 30, 2013 also included the payment of $203,000 of settlements concerning two sold mortgage loans. The first settlement was based on our inclusion of an ineligible retirement plan in calculating the borrower's available liquidity, and the second involved a servicing error relating to the premature termination of private mortgage insurance. Noninterest expense for the nine months ended September 30, 2013 included a provision of $86,000 for the establishment of a mortgage representation and warranty reserve for mortgage loans sold. The amount of the warranty and representation reserve was calculated by applying published Fannie Mae data relating to the percentage of loans that it required to be repurchased due to breaches of warranties and representations to the Bank's outstanding sold loans.
Income Taxes
For the nine months ended September 30, 2013 and 2012, we recorded no income tax expense or benefit due to the full valuation allowance we established for deferred tax assets.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At September 30, 2013, we had 12 loans totaling $965,000 in this category.

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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–improved” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of September 30, 2013, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
Estimates of the net realizable value of real estate collateral also include a deduction for the expected costs to sell the collateral or such other deductions from the cash flows resulting from the operation and liquidation of the asset as are appropriate. For most real estate collateral subject to the judicial foreclosure process, we generally apply a 10.0% deduction to the value of the asset to determine the expected costs to sell the asset. This estimate includes one year of real estate taxes, sales commissions and miscellaneous repair and closing costs. If we receive a purchase offer that requires unbudgeted repairs, or if the expected resolution period for the asset exceeds one year, we then include, on a case-by-case basis, the costs of the additional real estate taxes and repairs and any other material holding costs in the expected costs to sell the collateral. For OREO, we generally apply a 7.0% deduction to determine the expected costs to sell, as expenses for real estate taxes and repairs are expensed when incurred.

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	September 30, 2013	June 30, 2013	December 31, 2012	Third Quarter Change	Year to Date Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$5,398	$5,399	$7,299	$(1)	$(1,901)
Multi-family mortgage	11,913	12,204	3,517	(291)	8,396
Nonresidential real estate	5,335	7,037	8,985	(1,702)	(3,650)
Construction and land	1,018	1,601	2,210	(583)	(1,192)
Commercial	272	689	256	(417)	16
Consumer	2	1	—	1	2
	23,938	26,931	22,267	(2,993)	1,671
Loans held for sale	15	15	1,752	—	(1,737)
Other real estate owned:
One-to-four family residential	808	1,316	1,760	(508)	(952)
Multi-family mortgage	195	—	720	195	(525)
Nonresidential real estate	1,047	1,757	3,504	(710)	(2,457)
Land	919	933	1,323	(14)	(404)
	2,969	4,006	7,307	(1,037)	(4,338)
Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	26,922	30,952	31,326	(4,030)	(4,404)
Purchased impaired loans:
One-to-four family residential	405	396	380	9	25
Nonresidential real estate	1,611	1,607	2,568	4	(957)
Construction and land	—	997	1,021	(997)	(1,021)
Commercial	22	21	20	1	2
	2,038	3,021	3,989	(983)	(1,951)
Purchased other real estate owned:
One-to-four family residential	201	179	320	22	(119)
Nonresidential real estate	372	372	462	—	(90)
Land	1,861	1,705	2,269	156	(408)
	2,434	2,256	3,051	178	(617)
Purchased impaired loans and other real estate owned	4,472	5,277	7,040	(805)	(2,568)
Total nonperforming assets	$31,394	$36,229	$38,366	$(4,835)	$(6,972)
Ratios:
Nonperforming loans to total loans	2.47%	2.91%	2.67%
Nonperforming loans to total loans (1)	2.28	2.62	2.29
Nonperforming assets to total assets	2.18	2.48	2.59
Nonperforming assets to total assets(1)	1.87	2.12	2.11

(1)	These asset quality ratios exclude purchased impaired loans and purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

Nonperforming Assets
Nonperforming assets decreased by $4.8 million and $7.0 million, respectively, for the three and nine months ended September 30, 2013. Nonperforming assets totaled $31.4 million at September 30, 2013, $36.2 million at June 30, 2013 and $38.4 million at December 31, 2012. The decrease in nonperforming assets for the nine months ended September 30, 2013 reflected the disposition of $7.7 million in OREO, the disposition of the $1.7 million of one-to-four family mortgage loans that we designated as held for sale in the fourth quarter of 2012, and various other nonperforming asset resolutions, including the successful restructuring (followed by a sustained period of performance) of a $6.1 million total credit exposure that initially consisted of seven loans secured by industrial/flex suburban Chicago commercial real estate owned by a family-owned entity. These actions were by the placement of $16.4 million of loans on nonaccrual status during the nine months ended September 30, 2013. The increase in loans held for sale at December 31, 2012 reflected the impact of a decision that we made in the fourth quarter of 2012 to take affirmative steps to accelerate the resolution certain performing classified and nonperforming multi-family and nonresidential real estate loans. Specifically, we determined that for certain performing classified and nonperforming multi-family and nonresidential real estate loans, the most cost-effective and expeditious resolution method was to decline to renew the loans upon maturity, or to utilize other remedies provided by our loan documents to accelerate the maturity date of the loans, coupled with an attempt, in appropriate cases, to negotiate a final resolution in the form of a deed-in-lieu of foreclosure. Of the $16.4 million in loans placed on nonaccrual in 2013, $9.0 million related to affirmative expedited resolution cases. Of this amount, $7.4 million involved multi-family loans to ten unaffiliated borrowers. We are pursuing various actions to attempt to obtain title to these multi-family properties so that they can be marketed for sale.
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
The following tables represent the rollfoward of OREO and the composition of OREO properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning balance	$6,262	$17,251	$10,358	$22,480
New foreclosed properties	512	2,470	3,268	6,235
Payments received	(3)	—	(28)	(198)
Valuation adjustments	(241)	(2,352)	(471)	(3,777)
Gain (loss) on sale of other real estate owned	(64)	42	(182)	126
Proceeds from sales of other real estate owned	(1,063)	(2,417)	(7,542)	(9,872)
Ending balance	$5,403	$14,994	$5,403	$14,994

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
One-to-four family residential	$808	$1,760
Multi-family mortgage	195	720
Nonresidential real estate	1,047	3,504
Land	919	1,323
	2,969	7,307
Acquired other real estate owned:
One-to-four family residential	201	320
Nonresidential real estate	372	462
Land	1,861	2,269
	2,434	3,051
Total other real estate owned	$5,403	$10,358
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances. We had no outstanding advances at September 30, 2013.
As of September 30, 2013, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of September 30, 2013, we had no other material commitments for capital expenditures.
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
Actual capital ratios and minimum required ratios for the Bank were:

	Actual Ratio	Minimum required to be Well Capitalized Under Prompt Corrective Action Provisions	Minimum Capital Ratios Established under Capital Plans
September 30, 2013
Total capital (to risk-weighted assets)	15.58%	8.00%	12.00%
Tier 1 (core) capital (to risk-weighted assets)	14.33	4.00	8.00
Tier 1 (core) capital (to adjusted total assets)	10.10	4.00	8.00
December 31, 2012
Total capital (to risk-weighted assets)	15.32%	8.00%	12.00%
Tier 1 (core) capital (to risk-weighted assets)	14.07	4.00	8.00
Tier 1 (core) capital (to adjusted total assets)	9.60	4.00	8.00
The Bank was notified that, as of September 30, 2013 and December 31, 2012, it was considered well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the Bank’s prompt corrective action capitalization category.
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

Capital Management - Company Total stockholders’ equity was $174.3 million at September 30, 2013, compared to $172.9 million at December 31, 2012. The increase in total stockholders’ equity was primarily due to the $1.8 million net income that we recorded for the nine months ended September 30, 2013, which was partially offset by the $422,000 in dividends that were paid to our stockholders. The unallocated shares of common stock that our ESOP owns were reflected as a $11.5 million reduction to stockholders’ equity at September 30, 2013, compared to $12.2 million at December 31, 2012.
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
Stock Repurchase Program. Our Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. The authorization permitted shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization was utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. As of September 30, 2013, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that had been authorized for repurchase. Federal Reserve Board Supervisory Letter SR 09-4 provides that holding companies experiencing financial weaknesses such as operating losses should notify and make a submission to the Federal Reserve Bank before redeeming or repurchasing common stock. The Company has no plans to conduct such discussions with the Federal Reserve supervisory staff or engage in stock repurchases at this time.
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
Quantitative Analysis. The following table sets forth, as of September 30, 2013, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Decrease in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(dollars in thousands)
+400	$(22,534)	(13.72)%	$(5,609)	(13.22)%
+300	(10,295)	(6.27)	(4,011)	(9.45)
+200	(7,325)	(4.46)	(2,584)	(6.09)
+100	(3,370)	(2.05)	(1,308)	(3.08)
0	—	—	—	—
The Company has opted not to include an estimate for a decrease in rates at September 30, 2013 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at September 30, 2013, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 4.46% decrease in NPV and a $2.6 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended September 30, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. In accordance with this authorization, the Company had repurchased 4,239,134 shares of its common stock as of September 30, 2013. The Company has no plans to engage in stock repurchases at this time.

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
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	October 30, 2013	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board and Chief Executive Officer

/s/ Paul A. Cloutier
Paul A. Cloutier
Chief Financial Officer