Form 10-K
period 2013-12-31
BankFinancial CORP
filed 2014-03-14
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2013, determined using a per share closing price on that date of $8.50, as quoted on The Nasdaq Stock Market, was $168.2 million.
At March 11, 2014, there were 21,101,966 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

BANKFINANCIAL CORPORATION
Form 10-K Annual Report

PART I

ITEM 1.	BUSINESS
Forward Looking Statements
This Annual Report on Form 10-K contains, and other periodic and current reports, press releases and other public stockholder communications of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve significant risks and uncertainties. Forward-looking statements may include statements relating to our future plans, strategies and expectations, as well as our future revenues, expenses, earnings, losses, financial performance, financial condition, asset quality metrics and future prospects. Forward looking statements are generally identifiable by use of the words “believe,” “may,” “will,” “should,” “could,” “expect,” “estimate,” “intend,” “anticipate,” “project,” “plan,” or similar expressions. Forward looking statements are frequently based on assumptions that may or may not materialize, and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward looking statements. We intend all forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for the purpose of invoking these safe harbor provisions.
Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) less than anticipated loan growth due to intense competition for high quality loans and leases, particularly in terms of pricing and credit underwriting, or a dearth of borrowers who meet our underwriting standards; (ii) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (iii) adverse economic conditions in general and in the Chicago metropolitan area in particular, including high or increasing unemployment levels, that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (iv) declines in real estate values that adversely impact the value of our loan collateral, Other Real Estate Owned ("OREO"), asset dispositions and the level of borrower equity in their investments; (v) borrowers that experience legal or financial difficulties that we do not currently foresee; (vi) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (vii) interest rate movements and their impact on the economy, customer behavior and our net interest margin; (viii) changes, disruptions or illiquidity in national or global financial markets; (ix) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (x) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (xii) the impact of new legislation or regulatory changes, including the Dodd-Frank Act and Basel III, on our products, services, operations and operating expenses; (xiii) higher federal deposit insurance premiums; (xiv) higher than expected overhead, infrastructure and compliance costs; (xv) changes in accounting principles, policies or guidelines; and (xvi) and our failure to achieve expected synergies and cost savings from acquisitions.
These risks and uncertainties, as well as the Risk Factors set forth in Item 1A below, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.
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
BankFinancial, F.S.B.
The Bank is a full-service, community-oriented federal savings bank principally engaged in the business of commercial, family and personal banking, and it offers our customers a broad range of loan, deposit, and other financial products and services through 20 full-service Illinois based banking offices located in Cook, DuPage, Lake and Will Counties, and through our Internet Branch, www.bankfinancial.com. The Bank's Hyde Park East branch was closed effective January 2, 2014, reducing the total number of full-service banking offices to 19 as of that date.
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
Lending Activities
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which represented 81.7% of our gross loan portfolio of $1.111 billion at December 31, 2013. At December 31, 2013, $396.1 million, or 35.6%, of our total loan portfolio consisted of multi-family mortgage loans; $263.6 million, or 23.7%, of our total loan portfolio consisted of nonresidential real estate loans; $54.3 million, or 4.9%, of our total loan portfolio consisted of commercial loans; $187.1 million, or 16.8%, of our total loan portfolio consisted of commercial leases; and $6.6 million, or 0.6%, of our total loan portfolio consisted of construction and land loans. $201.4 million, or 18.1%, of our total loan portfolio consisted of one-to-four family residential mortgage loans (of which $54.9 million, or 4.9%, were loans to investors in non-owner occupied single-family homes), including home equity loans and lines of credit.
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
At December 31, 2013, our deposits totaled $1.253 billion. Interest-bearing deposits totaled $1.126 billion and noninterest-bearing demand deposits totaled $126.7 million, which included $3.1 million in internal checking accounts such as bank cashier’s checks and money orders. Savings, money market and NOW account deposits totaled $850.4 million, and certificates of deposit totaled $275.6 million, of which $203.4 million had maturities of one year or less.
Related Products and Services
The Bank provides trust and financial planning services through our Trust Department. The Bank’s Wealth Management Group provides investment, financial planning and other wealth management services to our customers through arrangements with a third-party broker-dealer. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc. (“Financial Assurance”), sells property and casualty insurance and other insurance products on an agency basis. During the year ended December 31, 2013, Financial Assurance reported net income of $68,000. At December 31, 2013, Financial Assurance had two full-time employees.

The Bank’s other wholly-owned subsidiary, BF Asset Recovery Corporation, is in the business of holding title to and selling certain Bank-owned real estate acquired through collection action, and reported a loss of $1,000 for the year ended December 31, 2013.
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
Employees
At December 31, 2013, we had 281 full-time employees and 39 part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.
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
The Dodd-Frank Act also broadened the base for FDIC assessments for deposit insurance and permanently increased the maximum amount of deposit insurance to $250,000 per depositor. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation directed the FRB to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act also provided for originators of certain securitized loans to retain a percentage of the risk for transferred credits, directed the FRB to regulate pricing of certain debit card interchange fees, repealed restrictions on paying interest on checking accounts and contained a number of reforms related to mortgage origination.
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
At December 31, 2013, the Bank’s capital exceeded all applicable regulatory requirements and was well capitalized.

Final Capital Regulations. In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule is effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.
The Company and the Bank each have adopted a Regulatory Capital Plan that require the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary to comply with the Basel III requirements as such requirements become applicable to the Company and the Bank. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose.
Loans-to-One-Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2013, the Bank was in compliance with the loans-to-one-borrower limitations.
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
“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. At December 31, 2013, the Bank satisfied the QTL test. A federal savings bank that fails the QTL test must operate under specified restrictions, including limits on growth, branching, new investment and dividends. As a result of the Dodd-Frank Act, noncompliance with the QTL test is subject to regulatory enforcement action as a violation of law.
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
At December 31, 2013, the Bank would be required to file an application with the OCC for approval of a capital distribution to the Company. Whether or not an application to the OCC is required, every federal savings bank that is a subsidiary of a holding company must file a notice with the FRB at least 30 days before the board of directors declares a dividend or approves a capital distribution.
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
Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act (“CRA”) and related federal regulations to help meet the credit needs of their communities, including low- and moderate- income neighborhoods. In connection with its examination of a federal savings bank, the OCC is required to evaluate and rate the federal savings bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices based on the characteristics specified in those statutes. A federal savings bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. The Bank’s CRA performance has been rated as “Outstanding,” the highest possible rating, in all of the seven CRA Performance Evaluations that have been conducted since 1999.
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
At December 31, 2013, the Bank met the criteria for being considered “well-capitalized” as defined in the prompt corrective action regulations.
In connection with the final capital rule described earlier, the federal banking agencies have adopted revisions, effective January 1, 2015, to the prompt corrective action framework. Under the revised prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged from current rules) and (4) a Tier 1 leverage ratio of 5% (unchanged from the current rules).
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
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBC, the Bank is required to acquire and hold shares of capital stock in the FHLBC in specified amounts. As of December 31, 2013, the Bank was in compliance with this requirement.
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
Federal Reserve System
The FRB’s regulations require federal savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2013, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the federal regulation.

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
Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. Instruments such as cumulative preferred stock and trust-preferred securities, which are currently includable within Tier 1 capital by bank holding companies within certain limits, would no longer be includable as Tier 1 capital, subject to certain grandfathering. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.
Source of Strength Doctrine. The “source of strength doctrine” requires bank holding companies to provide financial assistance to their subsidiary depository institutions in the event the subsidiary depository institution experiences financial distress. The Dodd-Frank Act extends the source of strength doctrine to savings and loan holding companies. The FRB has issued regulations requiring that all bank holding companies and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial distress.
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
Our future growth and success will depend on our ability to compete effectively in a highly competitive environment
We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, our competitive strategies have focused on attracting deposits in our local markets, and growing our loan and lease portfolio by emphasizing specific loan products in which we have significant experience and expertise, identifying and targeting markets in which we believe we can effectively compete with larger institutions and other competitors, and offering highly competitive pricing to commercial borrowers with low risk profiles. We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies, real estate conduits, mortgage brokers and specialized finance companies. Many of our competitors offer products and services that we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and because of their larger capital bases, their underwriting practices for smaller loans may be subject to less regulatory scrutiny than they would be for smaller banks. Newer competitors may be more aggressive in pricing loans and deposits in order to increase their market share. Some of the financial institutions and financial services organizations with which we compete are not subject to the extensive regulations imposed on federal savings banks and their holding companies. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various financial services.
Numerous factors could adversely impact future loan growth and thus our future profitability
Our future profitability will depend in substantial part on our ability to achieve loan and lease growth under intensely competitive conditions in a manner consistent with our underwriting standards and business plan objectives. Our ability to achieve future loan and lease growth will depend on a number of factors, including our ability to offer loan and lease products at prices and with features that are comparable or superior to those offered by our competitors and attractive to potential borrowers. Because our business plan targets high quality loans and leases in specific markets and product categories, our underwriting standards and our lending requirements relating to collateral eligibility, residual equity, global debt service coverage, loan covenants, loan structure and financial reporting tend to be on the conservative side of the market. This can make it difficult for us to compete with institutions that have comparable loan pricing but more lenient lending requirements. Our loan pricing is also impacted in a significant way by the financial strength of the borrower, the guarantor and the collateral. This enables us to compete very effectively for highly qualified borrowers, but it can place us at a competitive disadvantage with respect to borrowers who present acceptable credit risks but are not highly qualified. Our ability to achieve future loan and lease growth will also be affected by factors that are not exclusively within our control, such as the level of loan payoffs and regulatory concentrations of credit limits. These and other factors could weaken our competitive position, which could adversely affect our growth and profitability. This, in turn, could have a material adverse effect on our business, financial condition, and results of operations.
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
In recent years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of securities. As a result, the interest rates on new loans we have originated and maturing loans that we have renewed and the yields on securities we have purchased during this period have been at historically low levels. Our ability to offset this by lowering the interest rates that we pay on deposits is severely limited because interest rates on deposits are already at historic lows. These factors contributed to a 58 basis points decline in our net interest spread in 2013. The Board of Governors of the Federal Reserve System has indicated its intention to maintain low interest rates until the national unemployment rate is 6.5% or lower. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may continue to decrease, which may have an adverse effect on our profitability.
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
Repayment of our commercial and commercial real estate loans typically depends on the cash flows of the borrower. If a borrower's cash flows weaken or become uncertain, the loan may need to be classified, the collateral securing the loan may decline in value and we may need to increase our loan loss reserves or record a charge off
We underwrite our commercial and commercial real estate loans primarily based on the historical and expected cash flow of the borrower. Although we consider collateral in the underwriting process, it is a secondary consideration that generally relates to the risk of loss in the event of a borrower default. We have also adopted the OCC's published guidance for assigning risk-ratings to loans, and it emphasizes the strength of the borrower's cash flow. Specifically, the OCC's loan risk-rating guidance provides that the primary consideration in assigning risk-ratings to commercial and commercial real estate loans is the strength of the primary source of repayment, which is defined as a sustainable source of cash under the borrower's control that is reserved, explicitly or implicitly, to cover the debt obligation. The OCC's loan risk-rating guidance typically does not consider secondary repayment sources until the strength of the primary repayment source weakens, and collateral values typically do not have a significant impact on a loan's risk ratings until a loan is classified. Consequently, if a borrower's cash flows weaken or become uncertain, the loan may need to be classified, whether or not the loan is performing or fully secured. In addition, real estate appraisers typically place significant weight on the cash flows generated by income-producing real estate and the reliability of the cash flows in performing valuations. Thus, economic or borrower-specific conditions that cause a decline in borrower cash flows could cause our loan classifications to increase and the appraised value of the collateral securing our loans to decline, and require us to increase our loan loss reserves or record charge offs.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would be adversely impacted
In the event that our loan customers do not repay their loans according to their terms, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. At December 31, 2013, our allowance for loan losses was $14.2 million, representing 1.3% of total loans and 76.9% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. In addition, we make various estimates and assumptions about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. We also make judgments concerning our legal positions and the priority of our interests in contested legal or bankruptcy proceedings, and at times, we may lack sufficient information to establish adequate specific reserves for loans involved in such proceedings. We base these estimates, assumptions and judgments on information that we consider reliable, but if an estimate, assumption or judgment that we make ultimately proves to be incorrect, additional provisions to our allowance for loan losses may become necessary. In addition, as an integral part of their supervisory and/or examination process, our regulatory agencies periodically review the methodology and sufficiency of the allowance for loan losses. These agencies may require us to recognize additions to the allowance based on their inclusion, exclusion or modification of risk factors or differences in judgments of information available to them at the time of their examination.
A substantial portion of our loan portfolio is secured by real estate. Deterioration in the real estate markets could lead to additional losses, which could have a material negative effect on our financial condition and results of operations
A substantial portion of our loan portfolio is secured by real estate. At December 31, 2013, our loan portfolio included $396.1 million in multi-family mortgage loans, or 35.6% of total loans, $263.6 million in nonresidential real estate loans, or 23.7% of total loans, $201.4 million in one-to four family residential real estate loans, or 18.1% of total loans (which includes $54.9 million in non-owner occupied one-to four family residential real estate loans, or 4.9% of total loans) and $6.6 million in construction and land loans, or 0.6% of total loans. . Adverse conditions in the real estate markets, particularly in the Chicago area, have been a significant factor behind the higher than normal charge-offs and provisions for loan losses we have experienced in recent years. As a result of these and other factors, we have experienced higher levels of charge-offs, loan classifications and provisions for loan losses on our real estate loans and write-downs on our other real estate owned. The persistence of these adverse conditions could result in additional defaults, charge-offs, provisions for loan losses and loan classifications.
Repayment of our lease loans is typically dependent on the cash flows of the lessee, which may be unpredictable, and the collateral securing these loans may fluctuate in value
We lend money to small and mid-sized independent leasing companies to finance the debt portion of leases. A lease loan arises when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee. Our lease loans entail many of the same types of risks as our commercial loans. Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, the proceeds from the sale of the leased equipment may not be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2013, our lease loans totaled $187.1 million, or 16.8% of our total loan portfolio.
Our loan portfolio includes loans to healthcare providers, and the repayment of these loans is largely dependent upon the receipt of governmental reimbursements
At December 31, 2013, we had $37.1 million of loans and unused commitments to a variety of healthcare providers, primarily lines of credit secured by healthcare receivables. The repayment of these lines of credit is largely dependent on the borrower's receipt of payments and reimbursements under Medicaid, Medicare and in some cases private insurance contracts for the services they have provided. The ability of the borrowers to service loans we have made to them may be adversely impacted by the financial health of the state or federal payors, many of which have experienced budgetary stress, to make reimbursements for the services provided. The failure of one or more state or federal payors to make reimbursements owed to the operators of these facilities, or a significant delay in the making of such reimbursements, could adversely affect the ability of the operators of these facilities to repay their obligations to us. In addition, changes to national health care policy involving private health insurance policies may also affect the business prospects and financial condition or operations of commercial loan customers and commercial lessees involved in health care-related businesses
The Bank is required to maintain a significant percentage of its total assets in residential mortgage loans and investments secured by residential mortgage loans, which restricts our ability to diversify our loan portfolio
A federal savings bank or thrift differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments” which generally include loans and investments, for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and as a result of the Dodd-Frank Act, failing the QTL test can result in an enforcement action. However, multi-family mortgage loans as well as certain loans not exceeding $2 million (including a group of loans to one borrower) that are for commercial, corporate, business, or agricultural purposes are included in our qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.
The residential loans in our loan portfolio are sensitive to regional and local economic conditions
We originate fixed and adjustable rate loans secured by one- to four-family residential real estate.  Our general practice is to sell a majority of our newly originated fixed-rate residential real estate loans and to hold in portfolio a limited number of adjustable-rate residential real estate loans. Our portfolio also includes home equity lines of credit and fixed-rate second mortgage loans. Residential real estate lending is sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Chicago Metropolitan Area housing markets has generally reduced the value of the real estate collateral securing these types of loans and increased the risk that we will incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which could in turn adversely affect our financial condition and results of operations.

Proposed and final regulations could restrict our ability to originate and sell residential loans
The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive up-front points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.
Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.
In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain not less than 5% of the credit risk for any asset that is not a “qualified residential mortgage.” The regulatory agencies have issued a proposed rule to implement this requirement. The Dodd-Frank Act provides that the definition of “qualified residential mortgage” can be no broader than the definition of “qualified mortgage” issued by the Consumer Financial Protection Bureau for purposes of its regulations. Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.
Losses incurred in connection with actual or projected repurchases and make-whole payments related to certain residential mortgages that we have sold to Fannie Mae may exceed our financial statement reserves and we may be required to increase such reserves in the future
We have engaged in the origination and purchase of residential and multifamily mortgages for sale to third parties, primarily Fannie Mae. In connection with such sales, we made certain representations and warranties, and were required to observe certain underwriting and documentation requirements. If we breached any representation or warranty relating to a sold loan or did not observe the applicable underwriting and documentation requirements, the purchaser may request us to repurchase the loan, and if the loan resulted in a loss, the purchaser may request us to make it whole for the amount of the loss. We have from time to time received requests from loan purchasers to repurchase loans or to make the purchaser whole for losses sustained on a loan. We have successfully defended our positions in the majority of such cases, but in several cases, our asserted defenses did not prevail. We intend to defend any loan repurchase requests or make whole payment requests that we may receive in the future if we believe that we have meritorious defenses. We have also established a representation and warranty reserve for potential losses that may result from any such requests that we are not able to successfully defend, using a methodology that we believe is appropriate. It is possible that we will receive future loan repurchase requests or make whole payment requests. If we are required to make loan repurchases or make whole payments in excess of our representation and warranty reserves or if we need to increase our reserves, this could have a material adverse effect on our financial condition and results of operations.
Our business may be adversely affected by the regulatory environment in which we operate
The Dodd-Frank Act, which was signed by the President on July 21, 2010, provided for the transfer of the authority for regulating and supervising federal savings banks from the OTS to the OCC, and the authority for regulating and supervising savings and loan holding companies and their non-depository subsidiaries from the OTS to the FRB. The transfer occurred on July 21, 2011, and on that date, the OCC became the primary federal regulator of the Bank and the FRB became the primary federal regulator of the Company. The transition of the Company and the Bank to this new supervisory and regulatory structure presents risks, potential limitations and adjustments that were not present when the Company and the Bank were supervised and regulated exclusively by the OTS. For example, the OCC's published guidance and practices for assigning risk ratings to commercial loans focuses more heavily on cash flows than the loan risk rating guidance and practices of the OTS, and requires that a performing loan be classified if it exhibits well-defined weaknesses, even if the loan does not present a probability of default or loss. The OCC's more stringent loan risk-rating practices have contributed to the increase in the Bank's classified loans and have increased the Bank's risk of being subjected to supervisory measures. In addition, the Federal Reserve Board takes a more comprehensive approach than the OTS did to holding company supervision and regulation. For example, the Company is now subject to Federal Reserve Board Supervisory Letter SR 09-4, which has the effect of imposing restrictions on dividends and stock repurchases in certain circumstances. The Company does not have sufficient net income for the past four quarters net of dividends previously paid to declare a dividend without first consulting with and seeking the approval of the Federal Reserve Bank of Chicago. The Company's ability to pay dividends on its common stock could be further limited by the application of the Federal Reserve Board's source of strength doctrine, which requires holding companies to provide financial support to their subsidiary depository institutions if the subsidiary is in financial distress, or by regulatory order. These regulatory changes have affected, and will continue to affect, the regulatory environment in which we operate.
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
We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares
In July 2013, the federal banking agencies approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.
The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
We have analyzed the effects of these new capital requirements, and we believe that the Bank and the Company would meet all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect as of December 31, 2013.
The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, the Bank’s ability to pay dividends will be limited if does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. See “Supervision and Regulation-Federal Banking Regulation-New Capital Rule.”

Our sources of funds are limited because of our holding company structure
The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank provide a significant source of cash for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. Under these statutes and regulations, the Bank is not permitted to pay dividends on its capital stock to the Company, its sole stockholder, if the dividend would reduce the stockholders' equity of the Bank below the amount of the liquidation account established in connection with the mutual-to-stock conversion. Federal savings banks may pay dividends without the approval of its primary federal regulator only if they meet applicable regulatory capital requirements before and after the payment of the dividends and total dividends do not exceed net income to date over the calendar year plus its retained net income over the preceding two years. Although the Bank's capital exceeded applicable regulatory requirements at December 31, 2013, the Bank did not have sufficient net income over the preceding two years to pay a dividend to the Company without receiving prior regulatory approval. The Company has also reserved $5.0 million of its available cash to maintain its ability to serve as a source of financial strength to the Bank. If in the future, the Company utilizes its available cash for other purposes and the Bank is unable to pay dividends to the Company, the Company may not have sufficient funds to pay dividends.
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
Our operations rely on numerous external vendors
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third party vendor or is renewed on terms less favorable to us.
Our business and operations could be significantly impacted if we or our third party vendors suffer failure or disruptions of information processing systems or systems failures
We have become increasingly dependent on communications, data processing and other information technology systems to manage and conduct our business and support our day-to-day banking, investment, and trust activities, some of which are provided through third-parties. If we or our third party vendors encounter difficulties or become the source of an attack on or breach of their operational systems, data or infrastructure, or if we have difficulty communicating with any such third party system, our business and operations could suffer. Any failure or disruption to our systems, or those of a third party vendor, could impede our transaction processing, service delivery, customer relationship management, data processing, financial reporting or risk management. Although we take ongoing monitoring, detection, and prevention measures and perform penetration testing and periodic risk assessments, our computer systems, software and networks and those of our third party vendors may be or become vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses, denial of service attacks, malicious social engineering or other malicious code, or cyber-attacks beyond what we can reasonably anticipate and such events could result in material loss. If any of our financial, accounting or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Security breaches in our online banking systems could also have an adverse effect on our reputation and could subject us to possible liability. Additionally, we could suffer disruptions to our systems or damage to our network infrastructure from events that are wholly or partially beyond our control, such as electrical or telecommunications outages, natural disasters, widespread health emergencies or pandemics, or events arising from local or larger scale political events, including terrorist acts. There can be no assurance that our policies, procedures and protective measures designed to prevent or limit the effect of a failure, interruption or security breach, or the policies, procedures and protective measures of our third party vendors, will be effective. If significant failure, interruption or security breaches do occur in our processing systems or those of our third party providers, we could suffer damage to our reputation, a loss of customer business, additional regulatory scrutiny, or exposure to civil litigation, additional costs and possible financial liability. In addition, our business is highly dependent on our ability to process, record and monitor, on a continuous basis, a large number of transactions. To do so, we are dependent on our employees and therefore, the potential for operational risk exposure exists throughout our organization, including losses resulting from human error. We could be materially adversely affected if one or more of our employees cause a significant operational breakdown or failure. If we fail to maintain adequate infrastructure, systems, controls and personnel relative to our size and products and services, our ability to effectively operate our business may be impaired and our business could be adversely affected.
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
New lines of business or new products and services may subject us to additional risks
From time to time, we may seek to implement new lines of business or offer new products and services within existing lines of business in our current markets or new markets. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results.
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
We conduct our business at 20 banking offices located in the Chicago metropolitan area.  We own a majority of our banking center facilities, except for our Chicago-Lincoln Park, Northbrook, and Chicago-Hyde Park East offices, which are leased. The Hyde Park East office was closed effective January 2, 2014. We also operate two satellite national commercial leasing offices. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.
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
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of December 31, 2013 was 1,540. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The following table presents quarterly market information provided by the NASDAQ Stock Market for the Company’s common stock and cash dividends paid for the periods ended December 31, 2013 and 2012.

2012 and 2013 Quarterly Periods	High	Low	Close	Cash Dividends Paid
Quarter ended December 31, 2013	$9.74	$8.70	$9.16	$0.02
Quarter ended September 30, 2013	9.40	8.15	8.84	—
Quarter ended June 30, 2013	8.71	7.25	8.50	0.02
Quarter ended March 31, 2013	8.40	7.19	8.09	—
Quarter ended December 31, 2012	$8.85	$6.62	$7.42	$—
Quarter ended September 30, 2012	9.24	7.31	8.79	0.01
Quarter ended June 30, 2012	7.56	5.66	7.53	0.01
Quarter ended March 31, 2012	7.05	5.25	6.62	0.01
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
Recent Sales of Unregistered Securities
The Company had no sales of unregistered stock during the quarter ended December 31, 2013.
Repurchases of Equity Securities
Our Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. The authorization permitted shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization was utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. As of December 31, 2013, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that had been authorized for repurchase. Federal Reserve Board Supervisory Letter SR 09-4 provides that holding companies experiencing financial weaknesses such as operating losses should notify and make a submission to the Federal Reserve Bank before redeeming or repurchasing common stock. The Company has no plans to conduct such discussions with the Federal Reserve supervisory staff or engage in stock repurchases at this time.

Stock Performance Graph
The following line graph shows a comparison of the cumulative returns for the Company, the Russell 2000 Index, the NASDAQ Bank Index and the America’s Community Bankers NASDAQ Index for the period beginning December 31, 2008 and ending December 31, 2013. The information assumes that $100 was invested at the closing price on December 31, 2008 in the Common Stock and each index, and that all dividends were reinvested.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
BankFinancial Corporation	100.00	99.83	101.05	58.58	78.97	97.88
Russell 2000 Index	100.00	127.17	161.32	154.59	179.86	249.69
NASDAQ Bank Index	100.00	81.50	91.18	79.85	92.46	128.43
America’s Community Bankers NASDAQ Index	100.00	78.62	85.89	78.59	90.64	126.20

ITEM 6.	SELECTED FINANCIAL DATA
The following information is derived from the audited consolidated financial statements of the Company. For additional information, reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and related notes included elsewhere in this Annual Report.

	At and For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$1,453,594	$1,481,192	$1,563,575	$1,530,655	1,566,963
Loans, net	1,098,077	1,030,465	1,227,391	1,050,766	1,218,540
Loans held-for-sale	—	2,166	1,918	2,716	—
Securities, at fair value	110,907	77,832	92,832	120,747	102,126
Goodwill	—	—	—	22,566	22,566
Core deposit intangible	2,433	3,038	3,671	2,700	4,295
Deposits	1,252,708	1,282,351	1,332,552	1,235,377	1,233,395
Borrowings	3,055	5,567	9,322	23,749	50,784
Equity	175,627	172,890	199,857	253,285	263,603

Selected Operating Data:
Interest and dividend income	$49,392	$60,727	$69,708	$64,936	$74,109
Interest expense	3,653	4,447	6,915	13,186	20,557
Net interest income	45,739	56,280	62,793	51,750	53,552
Provision for (recovery of) loan losses	(687)	31,522	22,723	12,083	8,811
Net interest income after provision for (recovery of) loan losses	46,426	24,758	40,070	39,667	44,741
Noninterest income	8,134	7,723	8,144	7,917	8,022
Noninterest expense (1)	51,262	59,590	84,535	54,638	53,514
Income (loss) before income taxes	3,298	(27,109)	(36,321)	(7,054)	(751)
Income tax expense (benefit) (2)	—	—	12,375	(2,747)	(13)
Net income (loss)	$3,298	$(27,109)	$(48,696)	$(4,307)	$(738)
Basic earnings (loss) per common share	$0.16	$(1.36)	$(2.46)	$(0.22)	$(0.04)
Diluted earnings (loss) per common share	$0.16	$(1.36)	$(2.46)	$(0.22)	$(0.04)
(footnotes on following page)

	At and For the Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	0.23%	(1.78)%	(3.00)%	(0.28)%	(0.05)%
Return on equity (ratio of net income (loss) to average equity)	1.89	(13.36)	(19.47)	(1.64)	(0.28)
Net interest rate spread (3)	3.28	3.86	4.09	3.36	3.36
Net interest margin (4)	3.33	3.93	4.20	3.57	3.69
Efficiency ratio (5)	95.15	93.11	85.53	91.57	86.91
Noninterest expense to average total assets (6)	3.53	3.92	3.74	3.50	3.41
Average interest-earning assets to average interest-bearing liabilities	121.50	123.17	122.68	122.56	123.43
Dividends declared per share	$0.04	$0.03	$0.22	$0.28	$0.28
Dividend payout ratio	25.6%	N.M.	N.M.	N.M.	N.M.
Asset Quality Ratios:
Nonperforming assets to total assets (7)	1.70%	2.61%	6.33%	3.99%	3.43%
Nonperforming loans to total loans	1.66	2.70	6.08	4.34	4.02
Allowance for loan losses to nonperforming loans	76.89	63.64	41.47	47.69	37.52
Allowance for loan losses to total loans	1.27	1.72	2.52	2.07	1.51
Net charge-offs to average loans outstanding	0.31	3.91	1.04	0.75	0.39
Capital Ratios:
Equity to total assets at end of period	12.08%	11.67%	12.78%	16.55%	16.82%
Average equity to average assets	12.05	13.36	15.42	16.77	17.02
Tier 1 leverage ratio (Bank only)	10.16	9.60	10.48	12.48	12.44
Other Data:
Number of full-service offices (8)	20	20	20	18	18
Employees (full-time equivalents)	301	352	357	328	372

(1)
Noninterest expense for the year ended December 31, 2011 includes a full goodwill impairment of $23.9 million. Noninterest expense for the year ended December 31, 2009 includes $401,000 of impairment loss on securities.

(2)	Income tax expense for the year ended December 31, 2011 includes a full valuation allowance for the deferred tax asset of $22.6 million.

(3)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(4)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(5)	The efficiency ratio represents noninterest expense, less goodwill impairment, divided by the sum of net interest income and noninterest income.

(6)	The noninterest expense to average total assets ratio represents noninterest expense less goodwill impairment, divided by average total assets.

(7)	Nonperforming assets include nonperforming loans and other real estate owned.
(8)    The Bank's Hyde Park East branch was closed on January 2, 2014.

N.M. Not Meaningful

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis that follows focuses on the factors affecting our consolidated financial condition at December 31, 2013 and 2012, and our consolidated results of operations for the three years ended December 31, 2013. Our consolidated financial statements, the related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.
Overview of 2013
Total loans increased in 2013 due to increased marketing and deployment of new loan and lease products. Consistent with our practices in previous years, we actively managed our loan portfolio to exit certain multifamily, commercial real estate and commercial loan relationships based on their risk rating. We managed our deposit portfolio to retain higher value core deposit relationships and reduce our cost of funds to the lowest practicable levels. We ended 2013 with our highest-ever core deposit ratio at 78.0% of total deposits and our lowest-ever cost of funds.
We continued to reduce our core noninterest expense in 2013, focusing principally on efficiencies related to staffing, facilities and our ongoing initiatives to utilize technology-based transaction processing and customer information delivery capabilities.
We executed our plan to achieve a material reduction in nonperforming assets and future nonperforming asset expenses during 2013. Our ratio of non-performing assets to total assets was 1.70% at December 31, 2013. Absent currently unforeseen developments, we expect to achieve our goal of restoring our asset quality to its long-term historical levels by the end of 2014.
Outlook for 2014
The combined effect of low market interest rates and yields and competitive forces in the Chicago metropolitan area will maintain pressure on asset yields throughout 2014. Continued deployment of excess liquidity through loan growth within our targeted asset classes should enable us to continue to expand our net interest margin gradually in 2014. As we expect the present economic environment in the Chicago metropolitan area to continue for a considerable period of time, we will continue to accelerate the evolution of our loan portfolio towards a configuration that permits better growth rates in multiple, independent segments with comparable risk-adjusted yields.
We expect to release new deposit-related products to improve non-interest income during the course of 2014; in addition, we may also be successful in increasing revenues related to trust, non-deposit wealth management, and commercial property and casualty sales due to new product capabilities and increased dedicated sales capacity. Core non-interest expense is expected to continue to decline despite increases in advertising and marketing expenses related to loan and deposit growth initiatives. Through these actions, we hope to further improve our core operating earnings in 2014 to a level consistent with peer institutions in our market.
Results of Operation
Net Income
Comparison of Year 2013 to 2012. We recorded net income of $3.3 million for the year ended December 31, 2013, compared to a net loss of $27.1 million for 2012. The net loss for 2012 was primarily due to a $31.5 million provision for loan losses and $12.7 million of expense for nonperforming asset management and operations of other real estate owned. The $31.5 million provision for loan losses in 2012 included a $11.5 million charge relating to the consummation of two bulk loan sales and a $5.9 million charge relating to the transfer of loans to the held for sale portfolio in preparation for a bulk sale. Our earnings per share of common stock was $0.16 for the year ended December 31, 2013 per share, compared to loss per share of common stock of $1.36 for the year ended December 31, 2012.
Comparison of Year 2012 to 2011. We recorded a net loss of $27.1 million for the year ended December 31, 2012, compared to a net loss of $48.7 million for 2011. The net loss for 2012 was primarily due to a $31.5 million provision for loan losses and $12.7 million of expense for nonperforming asset management and operations of other real estate owned. The $31.5 million provision for loan losses included a $11.5 million charge relating to the consummation of two bulk loan sales and a $5.9 million charge relating to the transfer of loans to the held for sale portfolio in preparation for a bulk sale. The net loss in 2011 was primarily due to the recording of a goodwill impairment expense of $23.9 million, a $22.6 million valuation allowance for deferred tax assets, a $22.7 million provision for loan losses and $10.8 million of expense for nonperforming asset management and operations of other real estate owned. Our loss per share of common stock for the year ended December 31, 2012 was $1.36 per share, compared to $2.46 per share for the year ended December 31, 2011.

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

	Years Ended December 31,
	2013			2012			2011
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,031,240	$47,691	4.62%	$1,155,820	$58,716	5.08%	$1,261,704	$66,706	5.29%
Securities	72,699	981	1.35	80,030	1,485	1.86	106,060	2,665	2.51
Stock in FHLBC	6,736	22	0.33	10,729	29	0.27	16,243	16	0.10
Other	262,425	698	0.27	185,963	497	0.27	112,063	321	0.29
Total interest-earning assets	1,373,100	49,392	3.60	1,432,542	60,727	4.24	1,496,070	69,708	4.66
Noninterest-earning assets	78,461			86,191			125,937
Total assets	$1,451,561			$1,518,733			$1,622,007
Interest-bearing Liabilities:
Savings deposits	$147,444	152	0.10	$144,684	148	0.10	$135,127	211	0.16
Money market accounts	343,823	1,169	0.34	346,118	1,262	0.36	350,228	1,593	0.45
NOW accounts	347,528	379	0.11	335,552	416	0.12	323,295	500	0.15
Certificates of deposit	288,351	1,939	0.67	328,529	2,517	0.77	398,059	4,389	1.10
Total deposits	1,127,146	3,639	0.32	1,154,883	4,343	0.38	1,206,709	6,693	0.55
Borrowings	2,964	14	0.47	8,162	104	1.27	12,758	222	1.74
Total interest-bearing liabilities	1,130,110	3,653	0.32	1,163,045	4,447	0.38	1,219,467	6,915	0.57
Noninterest-bearing deposits	129,755			134,807			131,695
Noninterest-bearing liabilities	16,818			18,036			20,695
Total liabilities	1,276,683			1,315,888			1,371,857
Equity	174,878			202,845			250,150
Total liabilities and equity	$1,451,561			$1,518,733			$1,622,007
Net interest income		$45,739			$56,280			$62,793
Net interest rate spread (1)			3.28%			3.86%			4.09%
Net interest-earning assets (2)	$242,990			$269,497			$276,603
Net interest margin (3)			3.33%			3.93%			4.20%
Ratio of interest-earning assets to interest-bearing liabilities	121.50%			123.17%			122.68%
_________________

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Year 2013 to 2012. Net interest income decreased by $10.5 million, or 18.7%, to $45.7 million for the year ended December 31, 2013, from $56.3 million for the year ended December 31, 2012. Our net interest rate spread decreased 58 basis points to 3.28% for the year ended December 31, 2013, compared to 3.86% for 2012. Our net interest margin decreased by 60 basis points to 3.33% for the year ended December 31, 2013, from 3.93% for 2012. Our average interest-earning assets decreased $59.4 million to $1.373 billion for the year ended December 31, 2013, from $1.433 billion for the year ended 2012, and our average interest-bearing liabilities decreased $32.9 million to $1.130 billion for the year ended December 31, 2013, from $1.163 billion for 2012.
Comparison of Year 2012 to 2011. Net interest income decreased by $6.5 million, or 10.4%, to $56.3 million for the year ended December 31, 2012, from $62.8 million for the year ended December 31, 2011. Our net interest rate spread decreased 23 basis points to 3.86% for the year ended December 31, 2012, compared to 4.09% for 2011. Our net interest margin decreased by 27 basis points to 3.93% December 31, 2012 from 4.20% for 2011. Our average interest-earning assets decreased $63.5 million to $1.433 billion for the year ended December 31, 2012, from $1.496 billion for 2011, and our average interest-bearing liabilities decreased $56.4 million to $1.163 billion for the year ended December 31, 2012, from $1.219 billion for 2011.
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

	Years Ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(5,991)	$(5,034)	$(11,025)	$(5,424)	$(2,566)	$(7,990)
Securities	(126)	(378)	(504)	(574)	(606)	(1,180)
Stock in FHLBC	(12)	5	(7)	(7)	20	13
Other	201	—	201	200	(24)	176
Total interest-earning assets	(5,928)	(5,407)	(11,335)	(5,805)	(3,176)	(8,981)
Interest-bearing liabilities:
Savings deposits	4	—	4	16	(79)	(63)
Money market accounts	(10)	(83)	(93)	(18)	(313)	(331)
NOW accounts	9	(46)	(37)	18	(102)	(84)
Certificates of deposit	(280)	(298)	(578)	(689)	(1,183)	(1,872)
Borrowings	(45)	(45)	(90)	(67)	(51)	(118)
Total interest-bearing liabilities	(322)	(472)	(794)	(740)	(1,728)	(2,468)
Change in net interest income	$(5,606)	$(4,935)	$(10,541)	$(5,065)	$(1,448)	$(6,513)

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
We recorded a recovery of loan losses of $687,000 for the year ended December 31, 2013, compared to a provision for loan losses of $31.5 million in 2012 and $22.7 million in 2011. The provision for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $2.6 million, or 15.7%, to $13.8 million at December 31, 2013, compared to $16.3 million at December 31, 2012. The primary reason for this decrease is that the growth that occurred in our loan portfolio in 2013 focused on loan types that had lower loss ratios based on our historical loss experience. Net charge-offs were $3.2 million in 2013, compared to $45.2 million in 2012 and $13.2 million in 2011. Net charge-offs for 2012 included a $10.8 million charge-off relating to compliance with the OCC's regulatory transition guidance concerning the elimination of special valuation allowances, as well as a $17.4 million charge relating to the consummation of two bulk loan sales and the transfer of loans to the held for sale portfolio in preparation for a bulk sale. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies” and “Risk Classification of Loans and Allowance for Loan Losses.”
Noninterest Income

	Years Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Dollars in thousands)
Deposit service charges and fees	$2,005	$2,176	$2,667	$(171)	$(491)
Other fee income	2,250	2,393	2,425	(143)	(32)
Insurance commissions and annuities income	474	510	659	(36)	(149)
Gain on sale of loans, net	1,469	841	340	628	501
Loss on disposition of premises and equipment	(43)	(156)	(19)	113	(137)
Loan servicing fees	461	486	538	(25)	(52)
Amortization of servicing assets	(233)	(265)	(252)	32	(13)
Recovery (impairment) of servicing assets	65	(55)	(15)	120	(40)
Earnings on bank owned life insurance	313	438	626	(125)	(188)
Trust income	711	733	676	(22)	57
Other	662	622	499	40	123
Total noninterest income	$8,134	$7,723	$8,144	$411	$(421)
Comparison of Year 2013 to 2012. Our noninterest income increased by $411,000 to $8.1 million for the year ended December 31, 2013, from $7.7 million for the year ended December 31, 2012. Noninterest income for the year ended December 31, 2013 included a $1.5 million gain on sale of loans, which included recurring loan sale activity combined with the completion of the sale of the owner-occupied and investor-owned one-to four family residential loans that we designated as held for sale at December 31, 2012. The completion of this sale represented approximately $1.3 million of the $1.5 million gain on sale of loans that we recorded for the year ended December 31, 2013. We recorded a recovery of an impairment of servicing assets of $65,000 for the year ended December 31, 2013, compared to an impairment of $55,000 in 2012. Bank-owned life insurance produced earnings of $313,000 for 2013, a decrease of $125,000, or 28.5%, compared to a $438,000 for 2012 due to decreased annualized policy returns.
Comparison of Year 2012 to 2011. Our noninterest income decreased by $421,000 to $7.7 million for the year ended December 31, 2012, from $8.1 million for the year ended December 31, 2011. Factors affecting the change in noninterest income included a $491,000, or 18.4%, decrease in deposit service charges and fees to $2.2 million, from $2.7 million for 2011, primarily attributable to the impact that the Dodd-Frank Act had on certain deposit service charges and fees. Bank-owned life insurance produced earnings of $438,000 for the year ended December 31, 2012, a decrease of $188,000, or 30.0%, compared to a $626,000 for 2011.

Noninterest Expense

	Years Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Dollars in thousands)
Compensation and benefits	$26,195	$25,791	$26,106	$404	$(315)
Office occupancy and equipment	7,547	8,060	8,541	(513)	(481)
Advertising and public relations	925	733	895	192	(162)
Information technology	3,091	3,062	2,775	29	287
Supplies, telephone and postage	1,697	1,840	1,829	(143)	11
Amortization of intangibles	605	633	1,689	(28)	(1,056)
Nonperforming asset management	2,638	5,211	4,431	(2,573)	780
Loss on sale other real estate owned	148	252	15	(104)	237
Valuation adjustments of other real estate owned	550	5,560	3,970	(5,010)	1,590
Operations of other real estate owned	915	1,679	2,350	(764)	(671)
FDIC insurance premiums	1,913	1,779	1,441	134	338
Acquisition costs	—	—	1,761	—	(1,761)
Goodwill impairment	—	—	23,862	—	(23,862)
Other	5,038	4,990	4,870	48	120
Total noninterest expense	$51,262	$59,590	$84,535	$(8,328)	$(24,945)
Comparison of Year 2013 to 2012. For the year ended December 31, 2013, noninterest expense decreased by $8.3 million, or 14.0%, to $51.3 million, from $59.6 million for 2012. Compensation and benefits expense included $175,000 in severance expense for the year ended December 31, 2013, compared to $147,000 for 2012. Loan-related incentive compensation was $500,000 for the year ended December 31, 2013, compared to $187,000 for the year ended December 31, 2012. Stock-based compensation for the year ended December 31, 2013 was $933,000, an increase of $206,000, or 28.3%, compared to $727,000 for the year ended December 31, 2012. This increase is a result of 2013 restricted stock grants combined with increased ESOP expense as a result of a higher stock price at year end. Noninterest expense for 2013 included $4.3 million of nonperforming asset management and OREO expenses, compared to $12.7 million for 2012. Nonperforming asset management expenses decreased $2.6 million to $2.6 million for the year ended December 31, 2013, compared to $5.2 million in 2012. OREO expenses for the year ended December 31, 2013 included a $550,000 valuation adjustment to OREO properties compared to a $5.6 million valuation adjustment in 2012. Other noninterest expense for the year ended December 31, 2013 included the payment of $203,000 of settlements concerning two sold mortgage loans. Other noninterest expense for the year ended December 31, 2013 also included a provision of $118,000 for the establishment of a mortgage representation and warranty reserve for mortgage loans sold. The amount of the representation and warranty reserve was calculated by applying published Fannie Mae data relating to the percentage of loans that it required to be repurchased due to breaches of representations and warranties to the Bank's outstanding sold loans.
Comparison of Year 2012 to 2011. For the year ended December 31, 2012, noninterest expense decreased by $24.9 million, or 29.5%, to $59.6 million from $84.5 million for 2011. The decrease was primarily due to the recording of a $23.9 million goodwill impairment expense in 2011, increased nonperforming asset management and OREO operations expenses, and expenses recorded in connection with acquisitions. Noninterest expense for 2012 included $12.7 million of nonperforming asset management and OREO expenses, compared to $10.8 million for 2011. OREO expenses for the year ended December 31, 2012 included a $5.6 million valuation adjustment to OREO properties compared to a $4.0 million valuation adjustment in 2011. The increase in valuation adjustments was due in part to a revision of our disposition strategy for certain income-producing OREO properties from an ordinary-liquidation pricing model to an aggressive pricing model designed to stimulate market demand. Acquisition expenses reflected a $1.4 million expense relating to the acquisition of Downers Grove National Bank, including $518,000 for data processing contracts and operational expenses and $675,000 contract and severance payments, and a $396,000 expense relating to our Chicago area multi-family loan purchase from Citibank.
Income Taxes
Comparison of Year 2013 to 2012. For the years ended December 31, 2013 and 2012, we recorded no income tax expense or benefit due to the full valuation allowance we established for deferred tax assets.

Comparison of Year 2012 to 2011. For the year ended December 31, 2012 we recorded no income tax expense or benefit due to the full valuation allowance we established for deferred tax assets. The recognition of the $12.4 million income tax expense for the year ended December 31, 2011 resulted from a non-cash charge of $22.6 million for the establishment of a full valuation allowance for our deferred tax assets.
Comparison of Financial Condition at December 31, 2013 and December 31, 2012
Total assets decreased $27.6 million, or 1.9%, to $1.454 billion at December 31, 2013, from $1.481 billion at December 31, 2012 . The decrease in total assets was primarily due to a decrease in cash and cash equivalents, other real estate owned, and FDIC prepaid insurance, which was partially offset by increases in loans receivable and securities. Net loans increased $67.6 million to $1.098 billion at December 31, 2013, from $1.030 billion at December 31, 2012. Net cash and cash equivalents decreased by $114.8 million to $161.0 million at December 31, 2013, from $275.8 million at December 31, 2012. In December 2012, we designated certain owner-occupied and investor-owned one-to-four family residential loans with a carrying value of $7.5 million as “held for sale” in preparation for a bulk sale. The bulk sale of these one-to-four family residential loans was completed in February 2013.
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together made up 81.7% of gross loans at December 31, 2013. Net loans receivable increased $67.6 million, or 6.6%, to $1.098 billion at December 31, 2013. Multi-family mortgage loans increased by $44.0 million, or 12.5%; commercial loans decreased by $7.1 million, or 11.6%; nonresidential real estate loans decreased $1.1 million, or 0.4%; construction and land loans decreased $2.0 million, or 23.2%. One-to-four family residential mortgage loans decreased $17.2 million, or 7.9%. Commercial leases increased by $47.3 million, or 33.9%.
Our allowance for loan losses decreased by $3.9 million, or 21.5%, to $14.2 million at December 31, 2013, from $18.0 million at December 31, 2012. The decrease reflected the combined impact of a $687,000 recovery of loan losses and $3.2 million in net charge-offs. Net charge-offs for 2012 included a $10.8 million charge-off relating to compliance with the OCC's regulatory transition guidance concerning the elimination of special valuation allowances.
Securities increased $33.1 million, or 42.5%, to $110.9 million at December 31, 2013, from $77.8 million at December 31, 2012, due primarily to the purchase of $74.2 million of securities partially offset by the receipt of principal repayments of $13.5 million on residential mortgage-backed and collateralized mortgage obligations. During 2013 and 2012, we also invested in FDIC insured certificates of deposit issued by other insured depository institutions.
Deposits decreased $29.6 million, or 2.3%, to $1.253 billion at December 31, 2013, from $1.282 billion at December 31, 2012, due to a decrease in certificates of deposits. Core deposits (savings, money market, noninterest-bearing demand and NOW accounts) increased as a percentage of total deposits, representing 78.0% of total deposits at December 31, 2013, compared to 76.2% of total deposits at December 31, 2012.
Certificates of deposit decreased $29.6 million, or 9.7%, to $275.6 million at December 31, 2013 from $305.3 million at December 31, 2012. The decrease was primarily due to a lessening of our competitive pricing position in anticipation of additional excess liquidity resulting from loan payments and bulk sales of loans.
Total stockholders’ equity was $175.6 million at December 31, 2013, compared to $172.9 million at December 31, 2012. The increase in total stockholders’ equity was primarily due to $3.3 million of net income that we recorded for the year ended December 31, 2013, which was partially offset by the $844,000 in dividends that were paid to our stockholders. The unallocated shares of common stock that our ESOP owns were reflected as a $11.3 million reduction to stockholders’ equity at December 31, 2013, compared to $12.2 million at December 31, 2012.
Securities
Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.
At December 31, 2013, our mortgage-backed securities and collateralized mortgage obligations (“CMOs”) reflected in the following table were issued by U.S. government-sponsored enterprises and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the federal government has affirmed its commitment to support. All securities reflected in the table were classified as available-for-sale at December 31, 2013, 2012 and 2011.
We hold FHLBC common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost of our FHLBC common stock as of December 31, 2013 was $6.1 million based on its par value. There is no market for FHLBC common stock. Due to our receipt of stock dividends in prior years and the amount of our outstanding FHLBC advances, we owned more shares of FHLBC common stock than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances (“excess” or “voluntary” capital stock). We redeemed $2.3 million and $7.9 million of excess FHLBC stock during 2013 and 2012, respectively. At December 31, 2013 we owned no excess shares of FHLBC common stock.
The following table sets forth the composition, amortized cost and fair value of our securities.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities:
Certificates of deposits	$65,010	$65,010	$33,456	$33,456	$30,448	$30,448
Municipal securities	180	187	350	369	515	551
Equity mutual fund	500	497	500	528	500	524
SBA - guaranteed loan participation certificates	35	35	42	42	47	47
Total	65,725	65,729	34,348	34,395	31,510	31,570
Mortgage-backed Securities:
Mortgage-backed securities - residential	27,229	28,364	32,572	34,233	34,691	36,076
CMOs and REMICs - residential	16,851	16,814	9,111	9,204	24,837	25,186
Total mortgage-backed securities	44,080	45,178	41,683	43,437	59,528	61,262
	$109,805	$110,907	$76,031	$77,832	$91,038	$92,832
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

Portfolio Maturities and Yields
The composition and maturities of the securities portfolio and the mortgage-backed securities portfolio at December 31, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis, as the amount is immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities:
Certificates of deposit	$65,010	0.53%	$—	—%	$—	—%	$—	—%
Municipal securities	180	4.60	—	—	—	—	—	—
Equity mutual fund	500	1.85	—	—	—	—	—	—
SBA guaranteed loan participation certificates	—	—	—	—	35	1.75	—	—
	65,690	0.55	—	—	35	1.75	—	—
Mortgage-backed Securities:
Pass-through securities:
Fannie Mae	—	—	899	5.68	13	2.30	11,916	2.92
Freddie Mac	—	—	105	1.68	129	2.28	1,571	3.39
Ginnie Mae	—	—	—	—	104	1.63	12,492	2.57
CMOs and REMICs	—	—	—	—	251	1.74	16,600	0.68
	—	—	1,004	5.26	497	1.87	42,579	1.96
Total securities	$65,690	0.55%	$1,004	5.26%	$532	1.86%	$42,579	1.96%

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
The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale, by type of loan.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential	$201,382	18.12%	$218,596	20.86%	$272,032	21.62%	$256,300	23.92%	$289,623	23.44%
Multi-family mortgage	396,058	35.64	352,019	33.60	423,615	33.67	296,916	27.71	329,227	26.65
Nonresidential real estate	263,567	23.72	264,672	25.26	311,641	24.77	281,987	26.31	316,607	25.62
Construction and land	6,570	0.59	8,552	0.82	19,852	1.58	18,398	1.72	32,577	2.64
Commercial loans	54,255	4.88	61,388	5.86	93,932	7.46	64,679	6.04	88,067	7.13
Commercial leases	187,112	16.84	139,783	13.34	134,990	10.73	151,107	14.10	176,821	14.31
Consumer	2,317	0.21	2,745	0.26	2,147	0.17	2,182	0.20	2,539	0.21
	1,111,261	100.00%	1,047,755	100.00%	1,258,209	100.00%	1,071,569	100.00%	1,235,461	100.00%
Net deferred loan origination costs	970		745		908		1,377		1,701
Allowance for loan losses	(14,154)		(18,035)		(31,726)		(22,180)		(18,622)
Total loans, net	$1,098,077		$1,030,465		$1,227,391		$1,050,766		$1,218,540
Loan Portfolio Maturities
The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2013. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Within One Year	One Year Through Five Years	Beyond Five Years	Total
	(Dollars in thousands)
Scheduled Repayments of Loans:
One-to-four family residential	$28,197	$65,452	$107,733	$201,382
Multi-family mortgage	34,888	130,443	230,727	396,058
Nonresidential real estate	96,196	151,686	15,685	263,567
Construction and land	5,449	1,121	—	6,570
Commercial loans and leases	123,756	114,216	3,395	241,367
Consumer	582	1,274	461	2,317
	$289,068	$464,192	$358,001	$1,111,261

				Total
Loans Maturing After One Year:
Predetermined (fixed) interest rates				$601,268
Adjustable interest rates				220,925
				$822,193

Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At December 31, 2013, we had one loan totaling $228,000 in this category.
We typically obtain new third–party appraisals or collateral valuations when we place a loan on nonaccrual status, conduct impairment testing or complete a TDR unless the existing valuation information for the collateral is sufficiently current to comply with the requirements of our Appraisal and Collateral Valuation Policy (“ACV Policy”). We also obtain new third–party appraisals or collateral valuations when the judicial foreclosure process concludes with respect to real estate collateral, and when we otherwise acquire actual or constructive title to real estate collateral. In addition to third–party appraisals, we use updated valuation information based on Multiple Listing Service data, broker opinions of value, actual sales prices of similar assets sold by us and approved sales prices in response to offers to purchase similar assets owned by us to provide interim valuation information for consolidated financial statement and management purposes. Our ACV Policy establishes the maximum useful life of a real estate appraisal at 18 months. Because appraisals and updated valuations utilize historical or “ask–side” data in reaching valuation conclusions, the appraised or updated valuation may or may not reflect the actual sales price that we will receive at the time of sale.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–improved” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of December 31, 2013, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans
One-to-four family residential	$4,641	$7,299	$10,622	$10,059	$11,453
Multi-family mortgage	7,098	3,517	14,807	13,228	13,961
Nonresidential real estate	4,214	8,985	29,927	12,428	11,074
Construction and land	382	2,210	3,246	6,139	8,841
Commercial	77	256	2,920	3,766	4,160
Commercial leases	—	—	22	72	—
Consumer	12	—	3	3	—
	16,424	22,267	61,547	45,695	49,489
Loans Past Due Over 90 Days, still accruing	228	329	350	818	148
Loans held-for-sale	—	1,752	—	—	—
Other real estate owned
One-to-four family residential	901	1,760	5,328	3,015	601
Multi-family mortgage	1,921	720	3,655	2,486	976
Nonresidential real estate	1,181	3,504	4,905	7,376	1,416
Land	275	1,323	2,237	1,745	1,091
	4,278	7,307	16,125	14,622	4,084
Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	20,930	31,655	78,022	61,135	53,721
Purchased impaired loans
One-to-four family residential	100	380	3,941	—	—
Multi-family mortgage	—	—	1,418	—	—
Nonresidential real estate	1,633	2,568	3,375	—	—
Construction and land	—	1,021	4,788	—	—
Commercial	23	20	1,078	—	—
	1,756	3,989	14,600	—	—
Purchased other real estate owned
One-to-four family residential	176	320	327	—	—
Nonresidential real estate	—	462	2,546	—	—
Land	1,852	2,269	3,482	—	—
	2,028	3,051	6,355	—	—
Purchased impaired loans and other real estate owned	3,784	7,040	20,955	—	—
Total nonperforming assets	$24,714	$38,695	$98,977	$61,135	$53,721

Ratios
Nonperforming loans to total loans	1.66%	2.70%	6.08%	4.34%	4.02%
Nonperforming loans to total loans (1)	1.50	2.32	4.92	4.34	4.02
Nonperforming assets to total assets	1.70	2.61	6.33	3.99	3.43
Nonperforming assets to total assets(1)	1.44	2.14	4.99	3.99	3.43

(1)	These asset quality ratios exclude purchased impaired loans and purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

Nonperforming Assets
Nonperforming assets decreased by $14.0 million in 2013, due in substantial part to the execution of the Company's plan to materially reduce future nonperforming asset expenses and accelerate the return to the Company's historical asset quality levels. Nonperforming assets totaled $24.7 million at December 31, 2013 and $38.7 million at December 31, 2012. The decrease in nonperforming assets for the year ended December 31, 2013 reflected the disposition of $9.0 million in OREO, the disposition of the $1.7 million of one-to-four family mortgage loans that we designated as held for sale in the fourth quarter of 2012, and numerous other nonperforming asset resolutions. These actions were partially offset by the placement of $17.9 million of loans on nonaccrual status during the year ended December 31, 2013. The number of loans placed on nonaccrual status in 2013 was impacted by a decision we made in the fourth quarter of 2012 to take affirmative steps to accelerate the resolution of certain performing classified and nonperforming multi-family and nonresidential real estate loans. Specifically, we determined that for certain performing classified and nonperforming multi-family and nonresidential real estate loans, the most cost-effective and expeditious resolution method was to decline to renew the loans upon maturity, or to utilize other remedies provided by our loan documents to accelerate the maturity date of the loans, coupled with an attempt, in appropriate cases, to negotiate a final resolution in the form of a deed-in-lieu of foreclosure. Of the $17.9 million in loans placed on nonaccrual in 2013, $9.0 million related to affirmative expedited resolution cases. Of this amount, $7.4 million involved multi-family loans to ten unaffiliated borrowers. We are pursuing various actions to attempt to obtain title to these multi-family properties so that they can be marketed for sale.
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
The following represents the rollfoward of OREO and the composition of OREO properties.

	At and For the Years Ended December 31,
	2013	2012
	(Dollars in thousands)
Beginning balance	$10,358	$22,480
New foreclosed properties	5,512	7,035
Valuation adjustments	(578)	(5,750)
Sales	(8,986)	(13,407)
Ending balance	$6,306	$10,358

	December 31, 2013			December 31, 2012
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
	(Dollars in thousands)
One–to–four family residential	$1,011	$(110)	$901	$1,827	$(67)	$1,760
Multi-family mortgage	1,921	—	1,921	720	—	720
Nonresidential real estate	1,455	(274)	1,181	3,883	(379)	3,504
Land	416	(141)	275	1,557	(234)	1,323
	4,803	(525)	4,278	7,987	(680)	7,307

Acquired other real estate owned:
One–to–four family residential	180	(4)	176	320	—	320
Nonresidential real estate	—	—	—	565	(103)	462
Land	2,225	(373)	1,852	2,666	(397)	2,269
	2,405	(377)	2,028	3,551	(500)	3,051
Total other real estate owned	$7,208	$(902)	$6,306	$11,538	$(1,180)	$10,358
Activity in the valuation allowance:

	At and For the Years Ended December 31,
	2013	2012
	(Dollars in thousands)
Beginning of year	$1,180	$—
Additions charged to expense	550	1,180
Recoveries credited to expense	—	—
Reductions from sales of other real estate owned	(828)	—
Direct write downs	—	—
End of year	$902	$1,180
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
Troubled Debt Restructurings
The Company had $3.3 million of TDRs at December 31, 2013, compared to $11.2 million at December 31, 2012, with $53,000 and $318,000 in specific valuation allowances allocated to those loans at December 31, 2013 and 2012, respectively. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.
The following table presents TDRs by class.

	At December 31,
	2013	2012
	(Dollars in thousands)
One-to-four family residential real estate	$2,093	$2,802
Multi-family mortgage	518	1,201
Nonresidential real estate	—	5,189
Accrual troubled debt restructured loans	2,611	9,192
One-to-four family residential real estate	342	767
Multi-family mortgage	384	938
Nonresidential real estate	—	270
Nonaccrual troubled debt restructured loans	726	1,975
Total troubled debt restructured loans	$3,337	$11,167
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
Based on a review of our assets at December 31, 2013, classified loans consisted of $23.4 million performing substandard loans and $18.1 million of nonperforming loans. As of December 31, 2013, we had $15.8 million of assets designated as special mention.
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

Net Charge-offs and Recoveries
The following table sets forth activity in our allowance for loan losses.

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$18,035	$31,726	$22,180	$18,622	$14,746
Charge-offs
One-to-four family residential	(1,505)	(12,366)	(5,316)	(2,292)	(461)
Multi-family mortgage	(1,832)	(7,203)	(3,514)	(2,385)	(297)
Nonresidential real estate	(577)	(18,167)	(698)	(2,897)	(1,518)
Construction and land	(943)	(4,311)	(2,519)	(525)	(2,262)
Commercial loans	(425)	(4,960)	(1,394)	(1,174)	(463)
Commercial leases	—	(121)	(72)	—	(22)
Consumer	(55)	(103)	(93)	(16)	(42)
	(5,337)	(47,231)	(13,606)	(9,289)	(5,065)
Recoveries
One-to-four family residential	447	233	51	69	82
Multi-family mortgage	236	539	125	3	—
Nonresidential real estate	519	328	73	633	36
Construction and land	463	250	—	58	—
Commercial loans	470	626	173	1	3
Commercial leases	—	—	—	—	6
Consumer	8	42	7	—	3
	2,143	2,018	429	764	130
Net charge-offs	(3,194)	(45,213)	(13,177)	(8,525)	(4,935)
Provision for (recovery of) loan losses	(687)	31,522	22,723	12,083	8,811
Balance at end of year	$14,154	$18,035	$31,726	$22,180	$18,622

Ratios
Net charge-offs to average loans outstanding	0.31%	3.91%	1.04%	0.75%	0.39%
Allowance for loan losses to nonperforming loans	76.89	63.64	41.47	47.69	37.52
Allowance for loan losses to total loans	1.27	1.72	2.52	2.07	1.51
Our allowance for loan losses decreased $3.9 million, or 21.5%, in 2013, primarily due to three factors: the growth in our loan portfolio was focused on loan types with lower loss ratios based on our historical loss experience, the historical loan loss factors improved as the losses incurred in earlier periods aged and, therefore were weighted less in the calculation, and the portion of the allowance for loan losses attributable to loans individually evaluated for impairment decreased $1.3 million, or 77.9%, to $375,000 at December 31, 2013, compared to $1.7 million at December 31, 2012.
Although our loan portfolio increased by $63.5 million for the year ended December 31, 2013; the combined impact of these three factors was sufficient to fully fund the allowance to reflect the increase in the loan portfolio.
Net charge-offs were $3.2 million and $45.2 million, respectively, for the years ended December 31, 2013 and 2012, and $13.2 million for the year ended December 31, 2011. The $31.5 million provision for loan losses for 2012 included a $11.5 million charge relating to the consummation of two bulk loan sales and a $5.9 million charge relating to the transfer of loans to the held for sale portfolio in preparation for a bulk sale.
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

	At December 31,
	2013			2012			2011
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$3,848	$201,382	18.12%	$4,726	$218,596	20.86%	$6,103	$272,032	21.62%
Multi-family mortgage	4,444	396,058	35.64	4,580	352,019	33.60	6,082	423,615	33.67
Nonresidential real estate	3,735	263,567	23.72	5,545	264,672	25.26	13,756	311,641	24.77
Construction and land	393	6,570	0.59	1,031	8,552	0.82	1,684	19,852	1.58
Commercial loans	731	54,255	4.88	1,324	61,388	5.86	3,539	93,932	7.46
Commercial leases	946	187,112	16.84	666	139,783	13.34	504	134,990	10.73
Consumer	57	2,317	0.21	163	2,745	0.26	58	2,147	0.17
	$14,154	$1,111,261	100.00%	$18,035	$1,047,755	100.00%	$31,726	$1,258,209	100.00%

	At December 31,
	2010			2009
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$3,556	$256,300	23.92%	$3,333	$289,623	23.44%
Multi-family mortgage	7,032	296,916	27.71	3,597	329,227	26.65
Nonresidential real estate	5,714	281,987	26.31	5,696	316,607	25.62
Construction and land	2,461	18,398	1.72	1,861	32,577	2.64
Commercial loans	2,879	64,679	6.04	2,520	88,067	7.13
Commercial leases	518	151,107	14.10	1,591	176,821	14.31
Consumer	20	2,182	0.20	24	2,539	0.21
	$22,180	$1,071,569	100.00%	$18,622	$1,235,461	100.00%

Sources of Funds
Deposits. At December 31, 2013, our deposits totaled $1.253 billion. Interest-bearing deposits totaled $1.126 billion and noninterest-bearing demand deposits totaled $126.7 million. NOW, savings and money market accounts totaled $850.4 million. Noninterest-bearing demand deposits at December 31, 2013 included $3.1 million in internal checking accounts, such as accounts for Bank cashier’s checks and money orders. At December 31, 2013, we had $275.6 million of certificates of deposit outstanding, of which $203.4 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we believe, based on historical experience and our current pricing strategy, that we will retain a significant portion of these accounts upon maturity.
The following table sets forth the distribution of total deposit accounts, by account type.

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand:
Retail	$39,160	3.11%	—%	$39,171	3.04%	—%	$39,319	2.94%	—%
Commercial	90,595	7.21	—	95,636	7.41	—	92,376	6.90	—
Total noninterest-bearing demand	129,755	10.32	—	134,807	10.45	—	131,695	9.84	—
Savings deposits	147,444	11.73	0.10	144,684	11.22	0.10	135,127	10.10	0.16
Money market accounts	343,823	27.36	0.34	346,118	26.84	0.36	350,228	26.17	0.45
Interest-bearing NOW accounts	347,528	27.65	0.11	335,552	26.02	0.12	323,295	24.15	0.15
Certificates of deposit	288,351	22.94	0.67	328,529	25.47	0.77	398,059	29.74	1.10
	$1,256,901	100.00%		$1,289,690	100.00%		$1,338,404	100.00%
The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2013:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$41,892	$38,285	$57,153	$47,768	$185,098
Certificates of deposit of $100,000 or more	22,038	17,284	26,767	24,435	90,524
Total certificates of deposit	$63,930	$55,569	$83,920	$72,203	$275,622
Borrowings. Our borrowings consist primarily of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings.

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance at end of year	$3,055	$5,567	$9,322
Average balance during year	2,964	8,162	12,758
Maximum outstanding at any month end	3,398	10,081	15,550
Weighted average interest rate at end of year	0.25%	1.73%	1.13%
Average interest rate during year	0.47%	1.27%	1.74%

At December 31, 2013, we had the capacity to borrow an additional $251.4 million under our credit facilities with the FHLBC. Furthermore, we had unpledged securities that could be used to support in excess of $37.3 million of additional FHLBC borrowings.
At December 31, 2013, we had a line of credit with the Federal Reserve Bank of Chicago. At December 31, 2013, there were no outstanding federal funds borrowings and there was no outstanding balance on the line of credit.
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
Quantitative Analysis. The following table sets forth, as of December 31, 2013, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Decrease in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(32,784)	(20.23)%	$(8,491)	(19.21)%
+300	(17,119)	(10.56)	(6,148)	(13.91)
+200	(11,655)	(7.19)	(3,926)	(8.88)
+100	(5,389)	(3.32)	(2,006)	(4.54)
0	—	—	—	—
The Company has opted not to include an estimate for a decrease in rates at December 31, 2013 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at December 31, 2013, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 7.19% decrease in NPV and a $3.9 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment of one-to-four family residential mortgage loans, multi-family mortgage loans, nonresidential real estate loans, commercial leases, construction and land loans, and commercial loans and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2013, 2012 and 2011, our loans originated for investment totaled $524.6 million, $364.6 million, and $573.2 million, respectively. Purchases of loans totaled $5.6 million and $154.2 million for the years ended December 31, 2012 and 2011, respectively. There no loan purchases in the year ended December 31, 2013. Purchases of securities totaled $74.2 million, $35.4 million and $37.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.
These activities were funded primarily by principal repayments on loans and securities, and the sale of loans and securities. During the years ended December 31, 2013, 2012 and 2011, principal repayments on loans totaled $453.2 million, $518.3 million, and $632.9 million, respectively. During the years ended December 31, 2013, 2012 and 2011, principal repayments on securities totaled $13.5 million, $19.7 million, and $30.7 million, respectively. During the years ended December 31, 2013, 2012 and 2011, proceeds from maturities and sales of securities totaled $26.8 million, $30.6 million, and $43.8 million, respectively. During the years ended December 31, 2013, 2012 and 2011, the proceeds from the sale of loans held for sale totaled $11.7 million, $21.0 million, $17.6 million, respectively.
Loan origination commitments totaled $29.3 million at December 31, 2013, and consisted of $17.3 million of fixed-rate loans and $12.0 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers totaled $118.2 million and $922,000, respectively, at December 31, 2013. At December 31, 2013, commitments to sell mortgages totaled $222,000.
Deposit flows are generally affected by the level of market interest rates, the interest rates and other terms and conditions on deposit products offered by our banking competitors, and other factors. We had net deposit decreases of $29.6 million and $50.0 million for the years ended December 31, 2013, and 2012, respectively, and a net deposit increase of $97.2 million in 2011. At times during recent periods, we have not actively competed for higher cost deposit accounts, including certificates of deposit, choosing instead to fund loan growth from the loan and lease repayments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2013 totaled $203.4 million. Based upon prior experience and our current pricing strategy, we believe that we will retain a significant portion of these deposits upon their maturities.
We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and may utilize additional sources of funds through FHLBC advances, of which none were outstanding at December 31, 2013. At December 31, 2013 we had the ability to borrow an additional $251.4 million under our credit facilities with the FHLBC. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $37.3 million. Finally, at December 31, 2013, we had a line of credit available with the Federal Reserve Bank of Chicago. At December 31, 2013, there was no outstanding balance on this credit line.
Liquidity Management - Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $11.4 million of cash and cash equivalents. and any cash dividends from the Bank.
The Dodd–Frank Act provided for the transfer of the authority for regulating and supervising federal savings banks from the OTS to the OCC, and the authority for regulating and supervising savings and loan holding companies and their non–depository subsidiaries from the OTS to the FRB. The transfer occurred on July 21, 2011.
As a result of the regulatory restructuring occasioned by the Dodd-Frank Act, the Company is subject to Federal Reserve Board Supervisory Letter SR 09-4, which provides that a holding company should, among other things, notify and make a submission to the Federal Reserve Bank prior to declaring a dividend if its net income for the current quarter is not sufficient to fully fund the dividend, and consider eliminating, deferring or significantly reducing its dividends if its net income for the current quarter is not sufficient to fully fund the dividends, or if its net income for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends. The Company will continue to consult with, and seek the prior approval of, the Federal Reserve Bank prior to declaring any dividends. Our Board of Directors declared four quarterly cash dividends of $0.01 per share during 2013, totaling $844,000.
Supervisory Letter SR 09-4 also sets forth guidelines pertaining to share repurchases.
As of December 31, 2013, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of December 31, 2013, we had no other material commitments for capital expenditures.
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
The Company and the Bank have each adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary to comply with the Basel III requirements as such requirements become applicable to the Company and the Bank. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose.
At December 31, 2013, actual capital ratios and minimum required ratios were:

	Consolidated Actual Ratio	BankFinancial F.S.B. Actual Ratio	Minimum required to be Well Capitalized Under Prompt Corrective Action Provisions	Minimum Capital Ratios Established under Capital Plans
Total capital (to risk-weighted assets)	17.28%	14.93%	8.00%	12.00%
Tier 1 (core) capital (to risk-weighted assets)	16.03	13.68	4.00	8.00
Tier 1 (core) capital (to adjusted total assets)	11.92	10.16	4.00	8.00
See Note 11 of the "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K for a reconciliation of the Bank’s equity under GAAP to regulatory capital.
As of December 31, 2013 the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the Bank’s prompt corrective action capitalization category.
Capital Management - Company. On June 23, 2005, the Company completed its mutual-to-stock conversion and sold 24,466,250 shares of common stock in a subscription offering at $10.00 per share and raised $240.3 million in offering proceeds, net of offering expenses. The Company contributed $120.9 million of the net proceeds to the Bank, paid off $30 million of term borrowings, loaned $19.6 million to our ESOP and retained the remaining net proceeds of $72 million. Subsequent to the mutual-to-stock conversion, the Bank declared aggregate dividends of $60.0 million to the Company. During this period the Company paid dividends totaling $35.1 million and expended $64.6 million for share repurchases.
Total stockholders’ equity was $175.6 million at December 31, 2013, compared to $172.9 million at December 31, 2012. The increase in total stockholders’ equity was primarily due to the combined impact of our $3.3 million of net income and our declaration and payment of cash dividends totaling $844,000 during the year ended December 31, 2013. The unallocated shares of common stock that our ESOP owns were reflected as a $11.3 million reduction to stockholders’ equity at December 31, 2013, compared to a $12.2 million reduction to stockholders’ equity at December 31, 2012.
Quarterly Cash Dividends. Our Board of Directors declared four quarterly cash dividends of $0.01 per share during 2013, totaling $844,000. As a result of the regulatory restructuring occasioned by the Dodd-Frank Act, the Company is subject to Federal Reserve Board Supervisory Letter SR 09-4, which provides that a holding company should, among other things, notify and make a submission to the Federal Reserve Bank prior to declaring a dividend if its net income for the current quarter is not sufficient to fully fund the dividend, and consider eliminating, deferring or significantly reducing its dividends if its net income for the current quarter is not sufficient to fully fund the dividends, or if its net income for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends. The Company will continue to consult with, and seek the prior approval of, the Federal Reserve Bank prior to declaring any dividends.
Stock Repurchase Program. Our Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. The authorization permitted shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization was utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. As of December 31, 2013, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that had been authorized for repurchase. Federal Reserve Board Supervisory Letter SR 09-4 provides that holding companies experiencing financial weaknesses such as operating losses should notify and make a submission to the Federal Reserve Bank before redeeming or repurchasing common stock. The Company has no plans to conduct such discussions with the Federal Reserve supervisory staff or engage in stock repurchases at this time.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans that we make. Although we consider commitments to extend credit in determining our allowance for loan losses, at December 31, 2013, we had made no provision for losses on commitments to extend credit, and had no specific or general allowance for losses on such commitments, as we have had no historical loss experience with commitments to extend credit and we believed that no probable and reasonably estimable losses were inherent in our portfolio as a result of our commitments to extend credit. For additional information, see Note 14 of the "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
Contractual Obligations
Certificates of deposit	$203,419	$64,298	$7,905	$—	$275,622
Borrowings	—	—	—	—	—
Standby letters of credit	912	10	—	—	922
Operating leases	439	885	948	5,637	7,909
Total	$204,770	$65,193	$8,853	$5,637	$284,453
Commitments to extend credit	$147,420	$—	$—	$—	$147,420
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
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For information regarding market risk see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk.”
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2013, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “1992 Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited the accompanying consolidated statements of financial condition of BankFinancial Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankFinancial Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Crowe Horwath LLP
Oak Brook, Illinois
March 14, 2014

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Cash and due from other financial institutions	$15,781	$20,361
Interest-bearing deposits in other financial institutions	145,176	255,403
Cash and cash equivalents	160,957	275,764
Securities, at fair value	110,907	77,832
Loans held-for-sale	—	2,166
Loans receivable, net of allowance for loan losses: December 31, 2013, $14,154 and December 31, 2012, $18,035	1,098,077	1,030,465
Other real estate owned, net	6,306	10,358
Stock in Federal Home Loan Bank, at cost	6,068	8,412
Premises and equipment, net	35,328	38,251
Accrued interest receivable	3,933	4,146
Core deposit intangible	2,433	3,038
Bank owned life insurance	21,958	21,645
FDIC prepaid expense	—	2,658
Other assets	7,627	6,457
Total assets	$1,453,594	$1,481,192

Liabilities
Deposits
Noninterest-bearing	$126,680	$134,597
Interest-bearing	1,126,028	1,147,754
Total deposits	1,252,708	1,282,351
Borrowings	3,055	5,567
Advance payments by borrowers taxes and insurance	10,432	10,705
Accrued interest payable and other liabilities	11,772	9,679
Total liabilities	1,277,967	1,308,302
Commitments and contingent liabilities
Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,101,966 shares issued at December 31, 2013 and 21,072,966 shares issued at December 31,2012	211	211
Additional paid-in capital	193,594	193,590
Retained earnings (deficit)	(7,342)	(9,796)
Unearned Employee Stock Ownership Plan shares	(11,255)	(12,233)
Accumulated other comprehensive income	419	1,118
Total stockholders’ equity	175,627	172,890
Total liabilities and stockholders’ equity	$1,453,594	$1,481,192

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the years ended December 31,
	2013	2012	2011
Interest and dividend income
Loans, including fees	$47,691	$58,716	$66,706
Securities	981	1,485	2,665
Other	720	526	337
Total interest income	49,392	60,727	69,708
Interest expense
Deposits	3,639	4,343	6,693
Borrowings	14	104	222
Total interest expense	3,653	4,447	6,915
Net interest income	45,739	56,280	62,793
Provision for (recovery of) loan losses	(687)	31,522	22,723
Net interest income after provision for (recovery of) loan losses	46,426	24,758	40,070
Noninterest income
Deposit service charges and fees	2,005	2,176	2,667
Other fee income	2,250	2,393	2,425
Insurance commissions and annuities income	474	510	659
Gain on sale of loans, net	1,469	841	340
Loss on disposition of premises and equipment, net	(43)	(156)	(19)
Loan servicing fees	461	486	538
Amortization and impairment of servicing assets	(168)	(320)	(267)
Earnings on bank owned life insurance	313	438	626
Trust	711	733	676
Other	662	622	499
Total noninterest income	8,134	7,723	8,144
Noninterest expense
Compensation and benefits	26,195	25,791	26,106
Office occupancy and equipment	7,547	8,060	8,541
Advertising and public relations	925	733	895
Information technology	3,091	3,062	2,775
Supplies, telephone, and postage	1,697	1,840	1,829
Amortization of intangibles	605	633	1,689
Nonperforming asset management	2,638	5,211	4,431
Operations of other real estate owned	1,613	7,491	6,335
FDIC insurance premiums	1,913	1,779	1,441
Acquisition costs	—	—	1,761
Goodwill impairment	—	—	23,862
Other	5,038	4,990	4,870
Total noninterest expense	51,262	59,590	84,535
Income (loss) before income taxes	3,298	(27,109)	(36,321)
Income tax expense	—	—	12,375
Net income (loss)	$3,298	$(27,109)	$(48,696)
Basic earnings (loss) per common share	$0.16	$(1.36)	$(2.46)
Diluted earnings (loss) per common share	$0.16	$(1.36)	$(2.46)
Weighted average common shares outstanding	20,020,838	19,888,517	19,770,023
Diluted weighted average common shares outstanding	20,025,321	19,888,517	19,770,023

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the years ended December 31,
	2013	2012	2011
Net income (loss)	$3,298	$(27,109)	$(48,696)
Unrealized holding gain (loss) on securities arising during the period	(699)	7	(1,113)
Tax effect	—	—	424
Other comprehensive income (loss) on securities, net of tax effect	(699)	7	(689)
Comprehensive income (loss)	$2,599	$(27,102)	$(49,385)

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income (Loss)	Total
Balance at January 1, 2011	$211	$194,186	$71,278	$(14,190)	$1,800	$253,285
Net loss	—	—	(48,696)	—	—	(48,696)
Other comprehensive loss, net of tax effect	—	—	—	—	(689)	(689)
Nonvested stock awards-stock-based compensation expense	—	53	—	—	—	53
Cash dividends declared on common stock ($0.22 per share)	—	—	(4,636)	—	—	(4,636)
ESOP shares earned	—	(438)	—	978	—	540
Balance at December 31, 2011	211	$193,801	17,946	(13,212)	1,111	199,857
Net loss	—	—	(27,109)	—	—	(27,109)
Other comprehensive income, net of tax effect	—	—	—	—	7	7
Nonvested stock awards-stock-based compensation expense	—	41	—	—	—	41
Cash dividends declared on common stock ($0.03 per share)	—	—	(633)	—	—	(633)
ESOP shares earned	—	(252)	—	979	—	727
Balance at December 31, 2012	211	193,590	(9,796)	(12,233)	1,118	172,890
Net income	—	—	3,298	—	—	3,298
Other comprehensive loss, net of tax effect	—	—	—	—	(699)	(699)
Nonvested stock awards-stock-based compensation expense	—	86	—	—	—	86
Cash dividends declared on common stock ($0.04 per share)	—	—	(844)	—	—	(844)
ESOP shares earned	—	(82)	—	978	—	896
Balance at December 31, 2013	$211	$193,594	$(7,342)	$(11,255)	$419	$175,627

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$3,298	$(27,109)	$(48,696)
Adjustments to reconcile to net income (loss) to net cash from operating activities
Provision for (recovery of) loan losses	(687)	31,522	22,723
Goodwill impairment	—	—	23,862
ESOP shares earned	896	727	540
Stock–based compensation expense	86	41	53
Depreciation and amortization	4,453	4,546	4,559
Amortization of premiums and discounts on securities and loans	(736)	(2,502)	(1,290)
Amortization of core deposit and other intangible assets	605	633	1,689
Amortization and impairment of servicing assets	168	320	267
Net change in net deferred loan origination costs	(225)	163	469
Net loss on sale of other real estate owned	148	253	15
Net gain on sale of loans	(1,469)	(841)	(340)
Net loss on disposition of premises and equipment	43	156	19
Loans originated for sale	(10,771)	(18,639)	(16,466)
Proceeds from sale of loans	11,670	20,984	17,604
Other real estate owned valuation adjustments	550	5,559	3,970
Net change in:
Deferred income tax	—	—	12,419
Accrued interest receivable	213	1,427	172
Earnings on bank owned life insurance	(313)	(438)	(626)
Other assets	(243)	1,400	(70)
Accrued interest payable and other liabilities	2,093	(1,189)	(894)
Net cash from operating activities	9,779	17,013	19,979
Cash flows from investing activities
Securities
Proceeds from maturities	26,813	30,590	34,101
Proceeds from principal repayments	13,492	19,668	30,692
Proceeds from sales of securities	—	—	9,677
Purchases of securities	(74,220)	(35,360)	(37,557)
Loans receivable
Principal payments on loans receivable	453,153	518,330	632,918
Purchases of loans	—	(5,641)	(154,174)
Originated for investment	(524,592)	(364,596)	(573,185)
Proceeds from sale of loans	2,868	10,988	—
Proceeds of redemption of Federal Reserve Bank stock	—	—	155
Proceeds of redemption of Federal Home Loan Bank of Chicago stock	2,344	7,934	—
Proceeds from sale of other real estate owned	8,838	13,154	9,074
Purchase of premises and equipment, net	(10)	(2,335)	(2,370)
Cash acquired in acquisition	—	—	61,619
Net cash from (used in) investing activities	(91,314)	192,732	10,950

(Continued)

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2013	2012	2011
Cash flows from financing activities
Net change in deposits	$(29,643)	$(50,026)	$(115,589)
Net change in borrowings	(2,512)	(3,755)	(14,427)
Net change in advance payments by borrowers for taxes and insurance	(273)	(271)	3,617
Cash dividends paid on common stock	(844)	(633)	(4,636)
Net cash used in financing activities	(33,272)	(54,685)	(131,035)
Net change in cash and cash equivalents	(114,807)	155,060	(100,106)
Beginning cash and cash equivalents	275,764	120,704	220,810
Ending cash and cash equivalents	$160,957	$275,764	$120,704

Supplemental disclosures of cash flow information:
Interest paid	$3,697	$4,502	$6,849
Income taxes paid	—	—	3
Income taxes refunded	461	1,423	761
Loans transferred to other real estate owned	5,512	7,035	14,132
Loans transferred to held for sale	—	12,740	—

Supplemental disclosures of noncash investing activities – Acquisition:
Noncash assets acquired:
Securities	$—	$—	$10,177
Loans receivable	—	—	118,147
Other real estate owned	—	—	6,965
Stock in Federal Home Loan Bank and Federal Reserve Bank	—	—	903
Goodwill	—	—	1,296
Premises and equipment, net	—	—	7,442
Accrued interest receivable	—	—	355
Core deposit intangible	—	—	2,660
FDIC prepaid expense	—	—	774
Income tax receivable	—	—	774
Deferred taxes, net	—	—	2,662
Other assets	—	—	42
Total noncash items acquired	—	—	152,197
Liabilities assumed:
Deposits	—	—	212,939
Advance payments by borrowers taxes and insurance	—	—	34
Accrued interest payable and other liabilities	—	—	843
Total liabilities assumed	—	—	213,816
Cash and cash equivalents acquired	$—	$—	$61,619

See accompanying notes to the consolidated financial statements

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
Securities also include investments in certificates of deposit with maturities of greater than 90 days. These certificates of deposit are placed with insured institutions for varying maturities and amounts that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”).
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
At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than a year old, a new appraisal is obtained on the underlying collateral. Appraisals are updated with a new independent appraisal at least annually and are formally reviewed by our internal appraisal department upon receipt of a new appraisal. All impaired loans and their related reserves are reviewed and updated each quarter. With an immaterial number of exceptions, all appraisals and internal reviews are current under this methodology at December 31, 2013.
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

The adjustments to historical loss experience are based on our evaluation of several factors, including levels of, and trends in, past due and classified loans; levels of, and trends in, charge–offs and recoveries; trends in volume and terms of loans, including any credit concentrations in the loan portfolio; experience and ability of lending management and other relevant staff; and national and local economic trends and conditions.

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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. At December 31, 2013 and 2012, after considering both positive and negative evidence, the Company determined that a full valuation allowance for deferred tax assets was required.
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
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements as of December 31, 2013.
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
Recent Accounting Pronouncements
In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. Early adoption and retrospective application is permitted. The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition.
In February 2013, the FASB amended existing guidance related to reporting amounts reclassified out of other comprehensive income out of accumulated other comprehensive income. These amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

disclosures required under U.S. GAAP that provide additional details about those amounts. These amendments are effective prospectively for interim and annual reporting periods beginning after December 31, 2012. The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition.
NOTE 2 - EARNINGS (LOSS) PER SHARE
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

	For the years ended December 31,
	2013	2012	2011
Net income (loss) available to common stockholders	$3,298	$(27,109)	$(48,696)
Average common shares outstanding	21,091,399	21,072,966	21,072,966
Less:
Unearned ESOP shares	(1,054,140)	(1,182,495)	(1,294,478)
Unvested restricted stock shares	(16,421)	(1,954)	(8,465)
Weighted average common shares outstanding	20,020,838	19,888,517	19,770,023
Add - Net effect of dilutive stock options and unvested restricted stock	4,483	—	—
Weighted average dilutive common shares outstanding	20,025,321	19,888,517	19,770,023
Basic earnings (loss) per common share	$0.16	$(1.36)	$(2.46)
Diluted earnings (loss) per common share	$0.16	$(1.36)	$(2.46)
Number of antidilutive stock options excluded from the diluted earnings per share calculation	—	—	2,075,553
Weighted average exercise price of anti-dilutive option shares	$—	$—	$16.54

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Certificates of deposit	$65,010	$—	$—	$65,010
Municipal securities	180	7	—	187
Equity mutual fund	500	—	(3)	497
Mortgage-backed securities - residential	27,229	1,295	(160)	28,364
Collateralized mortgage obligations - residential	16,851	35	(72)	16,814
SBA-guaranteed loan participation certificates	35	—	—	35
	$109,805	$1,337	$(235)	$110,907
December 31, 2012
Certificates of deposit	$33,456	$—	$—	$33,456
Municipal securities	350	19	—	369
Equity mutual fund	500	28	—	528
Mortgage-backed securities - residential	32,572	1,661	—	34,233
Collateralized mortgage obligations - residential	9,111	95	(2)	9,204
SBA-guaranteed loan participation certificates	42	—	—	42
	$76,031	$1,803	$(2)	$77,832

Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at December 31, 2013 and 2012.
The amortized cost and fair values of securities at December 31, 2013 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$65,190	$65,197
Equity mutual fund	500	497
Mortgage-backed securities - residential	27,229	28,364
Collateralized mortgage obligations - residential	16,851	16,814
SBA-guaranteed loan participation certificates	35	35
	$109,805	$110,907
Investment securities available for sale with carrying amounts of $8.0 million and $9.4 million at December 31, 2013 and 2012, respectively, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Sales of securities were as follows:

	For the years ended December 31,
	2013	2012	2011
Proceeds	$—	$—	$9,677
Gross gains	—	—	—
Gross losses	—	—	—
Securities with unrealized losses at December 31, 2013 and 2012 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2013
Equity mutual fund	$497	$(3)	$—	$—	$497	$(3)
Mortgage-backed securities - residential	2,806	(160)	—	—	2,806	(160)
Collateralized mortgage obligations - residential	11,233	(72)	—	—	11,233	(72)
	$14,536	$(235)	$—	$—	$14,536	$(235)

December 31, 2012
Collateralized mortgage obligations - residential	$—	$—	$1,956	$(2)	$1,956	$(2)
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
An equity mutual fund and certain residential mortgage-backed securities and collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at December 31, 2013, but the unrealized loss was not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell the securities before their anticipated recovery occurs.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE

Loans receivable are as follows:

	December 31,
	2013	2012
One-to-four family residential real estate	$201,382	$218,596
Multi-family mortgage	396,058	352,019
Nonresidential real estate	263,567	264,672
Construction and land	6,570	8,552
Commercial loans	54,255	61,388
Commercial leases	187,112	139,783
Consumer	2,317	2,745
	1,111,261	1,047,755
Net deferred loan origination costs	970	745
Allowance for loan losses	(14,154)	(18,035)
Loans, net	$1,098,077	$1,030,465
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
Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. In general, loan amounts range between $250,000 and $3.0 million. Approximately 22% of the collateral is located outside of our primary market area; however, we do not have a concentration in any single market outside of our primary market territory. In underwriting multi-family mortgage loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 115% for loans below $400,000 and 120% for loans above $400,000), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family mortgage loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. Personal guarantees are usually obtained from multi-family mortgage borrowers.
Loans secured by multi-family mortgages generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced below acceptable thresholds, the borrower’s ability to repay the loan may be impaired.
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
In the underwriting of nonresidential real estate loans, the Company generally lends up to 80% of the property’s appraised value. Decisions to lend are based on the economic viability of the property as the primary source of repayment and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from nonresidential real estate borrowers.
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
The Company’s commercial leases are secured primarily by technology equipment, medical equipment, material handling equipment and other capital equipment. Lessees tend to be publicly-traded companies with investment-grade rated debt or companies that have not issued public debt and therefore do not have a public debt rating. The Company requires that a minimum of 50% of our commercial lessees have an investment grade public debt rating by Moody’s or Standard & Poors, or the equivalent. Commercial leases to these entities have a maximum maturity of seven years and a maximum outstanding credit exposure of $15.0 million to any single entity. Lessees without public debt ratings generally have net worth in excess of $25.0 million. If the lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other customer. Commercial leases to these lessees have a maximum maturity of five years and a maximum outstanding credit exposure of $5.0 million to any single entity. In addition, the Company will originate commercial leases to lessees with below-investment grade public debt ratings, but these leases are limited to 10% of our commercial lease portfolio and have a maximum outstanding credit exposure of $3.0 million to any single entity. Lease loans are almost always fully amortizing, with fixed interest rates.
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
The primary markets served by the Company have seen gradually broadening signs of stability amid widespread economic weakness and high unemployment. The ability of the Company’s borrowers to repay their loans, and the value of the collateral securing such loans, could be adversely impacted by a return to economic weakness in its local markets as a result of unemployment, declining real estate values, or increased residential and office vacancies. This not only could result in the Company experiencing charge-offs and/or nonperforming assets, but also could necessitate an increase in the provision for loan losses. These events, if they were to recur, would have an adverse impact on the Company’s results of operations and its capital.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
December 31, 2013
One-to-four family residential real estate	$26	$5	$3,817	$3,848	$3,692	$100	$197,590	$201,382
Multi-family mortgage	255	—	4,189	4,444	7,031	—	389,027	396,058
Nonresidential real estate	77	—	3,658	3,735	4,381	1,633	257,553	263,567
Construction and land	12	—	381	393	383	—	6,187	6,570
Commercial loans	—	—	731	731	—	23	54,232	54,255
Commercial leases	—	—	946	946	—	—	187,112	187,112
Consumer	—	—	57	57	77	—	2,240	2,317
	$370	$5	$13,779	$14,154	$15,564	$1,756	$1,093,941	1,111,261
Net deferred loan origination costs								970
Allowance for loan losses								(14,154)
Loans, net								$1,098,077

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchase impaired loans	Collectively evaluated for impairment	Total
December 31, 2012
One-to-four family residential real estate	$137	$5	$4,584	$4,726	$5,256	$380	$212,960	$218,596
Multi-family mortgage	729	—	3,851	4,580	4,801	—	347,218	352,019
Nonresidential real estate	401	8	5,136	5,545	11,918	2,568	250,186	264,672
Construction and land	294	96	641	1,031	2,210	1,021	5,321	8,552
Commercial loans	23	1	1,300	1,324	256	20	61,112	61,388
Commercial leases	—	—	666	666	—	—	139,783	139,783
Consumer	—	—	163	163	—	—	2,745	2,745
	$1,584	110	$16,341	$18,035	$24,441	$3,989	$1,019,325	1,047,755
Net deferred loan origination costs								745
Allowance for loan losses								(18,035)
Loans, net								$1,030,465

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

 Activity in the allowance for loan losses is as follows:

	For the years ended December 31,
	2013	2012	2011
Beginning balance	$18,035	$31,726	$22,180
Loans charged offs:
One-to-four family residential real estate	(1,505)	(12,366)	(5,316)
Multi-family mortgage	(1,832)	(7,203)	(3,514)
Nonresidential real estate	(577)	(18,167)	(698)
Construction and land	(943)	(4,311)	(2,519)
Commercial loans	(425)	(4,960)	(1,394)
Commercial leases	—	(121)	(72)
Consumer	(55)	(103)	(93)
	(5,337)	(47,231)	(13,606)
Recoveries:
One-to-four family residential real estate	447	233	51
Multi-family mortgage	236	539	125
Nonresidential real estate	519	328	73
Construction and land	463	250	—
Commercial loans	470	626	173
Consumer	8	42	7
	2,143	2,018	429
Net charge-off	(3,194)	(45,213)	(13,177)
Provision for (recovery of) loan losses	(687)	31,522	22,723
Ending balance	$14,154	$18,035	$31,726
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following table presents loans individually evaluated for impairment by class loans, excluding purchased impaired loans:

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2013
With no related allowance recorded
One-to-four family residential real estate	$3,656	$2,540	$1,102	$—	$3,693	$20
One-to-four family residential real estate - non-owner occupied	875	706	137	—	591	—
Multi-family mortgage	5,466	4,449	4	—	6,098	27
Wholesale commercial lending	—	—	—	—	306	—
Nonresidential real estate	4,062	3,313	253	—	4,054	33
Land	274	263	8	—	169	—
Commercial loans - secured	77	77	—	—	83	—
	14,410	11,348	1,504	—	14,994	80
With an allowance recorded
One-to-four family residential real estate - non-owner occupied	490	438	38	26	393	2
Multi-family mortgage	3,144	2,541	573	255	2,998	125
Nonresidential real estate	1,343	1,048	255	77	2,148	15
Land	180	119	60	12	1,265	—
	5,157	4,146	926	370	6,804	142
	$19,567	$15,494	$2,430	$370	$21,798	$222

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2012
With no related allowance recorded
One-to-four family residential real estate	$5,250	$4,216	$1,027	$—	$2,814	$149
One-to-four family residential real estate - non-owner occupied	567	534	34	—	4,322	90
Multi-family mortgage	2,959	2,106	819	—	9,303	189
Nonresidential real estate	11,850	9,220	2,490	—	6,218	347
Commercial loans - unsecured	529	52	477	—	25	21
	21,155	16,128	4,847	—	22,682	796
With an allowance recorded
One-to-four family residential real estate - non-owner occupied	626	499	128	137	1,996	13
Multi-family mortgage	3,182	2,645	521	729	6,562	20
Nonresidential real estate	2,825	2,549	266	401	21,077	20
Land	3,812	2,210	1,602	294	2,933	113
Commercial loans - secured	386	204	182	23	1,849	—
	10,831	8,107	2,699	1,584	34,417	166
	$31,986	$24,235	$7,546	$1,584	$57,099	$962
Purchased Impaired Loans
As a result of its acquisition of Downers Grove National Bank, the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. The carrying amount of these purchased impaired loans is as follows:

	December 31,
	2013	2012
One–to–four family residential real estate	$100	$380
Nonresidential real estate	1,633	2,568
Land	—	1,021
Commercial loans	23	20
Outstanding balance	$1,756	$3,989
Carrying amount, net of allowance ($5 at December 31, 2013, $110 at December 31, 2012)	$1,751	$3,879

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Accretable yield, or income expected to be collected, related to purchased impaired loans is as follows:

	For the years ended December 31,
	2013	2012
Beginning balance	$196	$2,270
Disposals	—	745
Reclassifications from nonaccretable difference	35	—
Accretion of income	194	1,329
Ending balance	$37	$196
For the above purchased impaired loans, the Company decreased the allowance for loan losses by $105,000 for the year ended December 31, 2013 and increased the allowance for loan losses by $110,000 for the year ended December 31, 2012.
Purchased impaired loans for which it was probable at the date of acquisition that all contractually required payments would not be collected are as follows:

	December 31,
	2013	2012
Contractually required payments receivable of loans purchased
One-to-four family residential real estate	$832	$1,143
Nonresidential real estate	1,999	3,884
Land	—	1,600
Commercial loans	222	597
	$3,053	$7,224
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
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Nonaccrual loans
The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans, excluding purchased impaired loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, still accruing
December 31, 2013
One-to-four family residential real estate	$3,516	$3,498	$—
One-to-four family residential real estate – non owner occupied	1,190	1,143	—
Multi-family mortgage	8,142	7,098	228
Nonresidential real estate	4,748	4,214	—
Land	387	382	—
Commercial loans – secured	77	77	—
Consumer	12	12	—
	$18,072	$16,424	$228
December 31, 2012
One-to-four family residential real estate	$7,286	$6,154	$70
One-to-four family residential real estate – non owner occupied	1,420	1,145	—
Multi-family mortgage	5,246	3,517	242
Nonresidential real estate	12,249	8,985	—
Land	3,817	2,210	—
Commercial loans – secured	386	204	—
Commercial loans – unsecured	552	52	17
	$30,956	$22,267	$329
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $1.3 million and $942,000 at December 31, 2013 and 2012, respectively. Except for purchased impaired loans, when a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Past Due Loans
The following tables presents the aging of the recorded investment in past due loans at December 31, 2013 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$751	$424	$2,876	$4,051	$142,058	$146,109
One-to-four family residential real estate - non-owner occupied	905	—	960	1,865	52,676	54,541
Multi-family mortgage	2,193	1,716	6,354	10,263	303,903	314,166
Wholesale commercial lending	—	—	—	—	78,531	78,531
Nonresidential real estate	4,432	1,363	3,969	9,764	249,194	258,958
Construction	—	—	—	—	2,486	2,486
Land	—	—	382	382	3,684	4,066
Commercial loans:
Secured	9	—	—	9	15,971	15,980
Unsecured	25	—	—	25	4,117	4,142
Municipal loans	—	—	—	—	2,849	2,849
Warehouse lines	—	—	—	—	1,927	1,927
Health care	—	—	—	—	19,381	19,381
Aviation	—	—	—	—	1,102	1,102
Other	—	—	—	—	9,006	9,006
Commercial leases:
Investment rated commercial leases	—	—	—	—	147,374	147,374
Below investment grade	8	—	—	8	14,739	14,747
Non-rated	—	—	—	—	23,175	23,175
Lease pools	—	—	—	—	3,011	3,011
Consumer	3	4	4	11	2,317	2,328
Total	$8,326	$3,507	$14,545	$26,378	$1,077,501	$1,103,879

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Purchased impaired loans
One-to-four family residential real estate - non-owner occupied	$—	$—	$100	$100	$—	$100
Nonresidential real estate	—	—	1,631	1,631	—	1,631
Commercial loans – secured	—	—	23	23	—	23
	$—	$—	$1,754	$1,754	$—	$1,754

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables presents the aging of the recorded investment in past due loans as December 31, 2012 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$1,584	$778	$4,463	$6,825	$153,279	$160,104
One-to-four family residential real estate - non-owner occupied	855	579	249	1,683	55,906	57,589
Multi-family mortgage	5,393	3,049	3,218	11,660	291,103	302,763
Wholesale commercial lending	1,481	—	—	1,481	44,342	45,823
Nonresidential real estate	863	398	5,508	6,769	252,368	259,137
Construction				—		—
Land	702	1,220	630	2,552	4,956	7,508
Commercial loans:
Secured	659	3	204	866	22,336	23,202
Unsecured	81	78	16	175	5,774	5,949
Municipal loans	—	—	—	—	4,752	4,752
Warehouse lines	—	—	—	—	2,989	2,989
Health care	—	—	—	—	17,601	17,601
Other	—	—	—	—	6,977	6,977
Commercial leases:
Investment rated commercial leases	—	—	—	—	102,724	102,724
Below investment grade	—	—	—	—	9,294	9,294
Non-rated	—	—	—	—	25,657	25,657
Lease pools	—	—	—	—	3,028	3,028
Consumer	15	—	—	15	2,741	2,756
	$11,633	$6,105	$14,288	$32,026	$1,005,827	$1,037,853

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Purchased impaired loans
One-to-four family residential real estate - non-owner occupied	$327	$—	$53	$380	$—	$380
Nonresidential real estate	—	—	1,125	1,125	1,443	2,568
Land	—	—	1,021	1,021	—	1,021
Commercial loans – secured	—	—	20	20	—	20
	$327	$—	$2,219	$2,546	$1,443	$3,989

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
The Company had $3.3 million of TDRs at December 31, 2013, compared to $11.2 million at December 31, 2012, with $53,000 and $318,000 in specific valuation reserves allocated at December 31, 2013 and 2012, respectively. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.
The following table presents loans classified as TDRs:

	December 31,
	2013	2012
One-to-four family residential real estate	$2,093	$2,802
Multi-family mortgage	518	1,201
Nonresidential real estate	—	5,189
Accrual troubled debt restructured loans	2,611	9,192
One-to-four family residential real estate	342	767
Multi-family mortgage	384	938
Nonresidential real estate	—	270
Nonaccrual troubled debt restructured loans	726	1,975
	$3,337	$11,167
During the years ending December 31, 2013 and 2012, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDRs that occurred during the year:

	For the years ended December 31,
	2013			2012
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	7	$1,249	$1,249	24	$2,091	$2,091
One-to-four family residential real estate - non-owner occupied	1	71	46	—	—	—
Multi-family mortgage	—	—	—	1	700	503
Nonresidential real estate	—	—	—	7	7,147	5,062
	8	$1,320	$1,295	32	$9,938	$7,656

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the year ended December 31, 2013
One-to-four family residential real estate	$—	$1,249	$46	$1,295
For the year ended December 31, 2012
One-to-four family residential real estate	$508	$1,583	$—	$2,091
Multi-family mortgage	—	—	503	503
Nonresidential real estate	—	—	5,062	5,062
	$508	$1,583	$5,565	$7,656
The TDRs described above had no impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in charge offs of $25,000 for the year ended December 31, 2013. The TDRs decreased interest income by $9,000, increased the allowance for loan losses allocated by $62,000 and resulted in charge offs of $2.0 million during the year ended December 31, 2012.
The following table presents TDRs for which there was a payment default within twelve months following the modification:

	For the years ended December 31,
	2013		2012
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	—	$—	5	$864
Nonresidential real estate	—	—	4	3,308
	—	$—	9	$4,172
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The TDRs that subsequently defaulted described above had no material impact on the allowance for loans losses during the year ending December 31, 2012.
The terms of certain other loans were modified during the year ending December 31, 2013 that did not meet the definition of a TDR. These loans have a total recorded investment of $1.7 million and $1.2 million at December 31, 2013 and 2012. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.
As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$140,716	$269	$1,941	$3,508	$146,434
One-to-four family residential real estate - non-owner occupied	53,010	—	693	1,245	54,948
Multi-family mortgage	299,058	6,471	3,890	7,031	316,450
Wholesale commercial lending	75,741	2,694	1,173	—	79,608
Nonresidential real estate	237,751	6,306	13,645	5,865	263,567
Construction	2,484	—	—	—	2,484
Land	2,871	—	832	383	4,086
Commercial loans:
Secured	15,824	—	78	100	16,002
Unsecured	3,173	67	899	—	4,139
Municipal loans	2,812	—	—	—	2,812
Warehouse lines	1,904	—	—	—	1,904
Health care	19,330	—	—	—	19,330
Aviation	1,100	—	—	—	1,100
Other	8,968	—	—	—	8,968
Commercial leases:
Investment rated commercial leases	146,471	—	—	—	146,471
Below investment grade	14,626	—	—	—	14,626
Non-rated	22,805	—	210	—	23,015
Lease pools	3,000	—	—	—	3,000
Consumer	2,316	—	1	—	2,317
	$1,053,960	$15,807	$23,362	$18,132	$1,111,261

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$152,711	$—	$1,428	$6,158	$160,297
One-to-four family residential real estate - non-owner occupied	51,849	1,486	3,440	1,524	58,299
Multi-family mortgage	275,338	6,139	21,128	3,559	306,164
Wholesale commercial lending	44,074	—	1,781	—	45,855
Nonresidential real estate	199,802	30,898	22,345	11,627	264,672
Land	2,769	158	2,394	3,231	8,552
Commercial loans:
Secured	19,579	2,418	988	225	23,210
Unsecured	4,061	323	1,497	52	5,933
Municipal loans	4,751	—	—	—	4,751
Warehouse lines	2,971	—	—	—	2,971
Health care	17,566	—	—	—	17,566
Other	6,957	—	—	—	6,957
Commercial leases:
Investment rated commercial leases	102,101	—	—	—	102,101
Below investment grade	9,205	—	—	—	9,205
Non-rated	25,466	—	—	—	25,466
Lease pools	3,011	—	—	—	3,011
Consumer	2,742	—	3	—	2,745
	$924,953	$41,422	$55,004	$26,376	$1,047,755
NOTE 5 – SECONDARY MORTGAGE MARKET ACTIVITIES
First mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $164.6 million, $186.8 million, and $206.1 million at December 31, 2013, 2012, and 2011, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing activities were $3.5 million, $4.9 million, and $5.8 million at December 31, 2013, 2012, and 2011, respectively.

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

	December 31,
	2013	2012
Servicing rights
Beginning of year	$1,090	$1,219
Additions	74	136
Amortized to expense	(233)	(265)
End of year	$931	$1,090
Valuation allowance
Beginning of year	$70	$15
Additions expensed	—	61
Reductions credited to expense	(65)	(6)
End of year	$5	$70
Carrying value of mortgage servicing rights	$926	$1,020
Fair value of mortgage servicing rights	$1,279	$1,340
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

	December 31,
	2013	2012
Prepayment speed	14.22%	15.86%
Discount rate	12.00%	12.00%
Average servicing cost per loan	$65.00	$72.00
Escrow float rate	1.67%	0.86%
Key economic assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of December 31, 2013 and the effect on the fair value of our mortgage servicing rights from adverse changes in those assumptions, are as follows:

Fair value of mortgage servicing rights	$1,279
Weighted average annual prepayment speed	14.22%
Decrease in fair value from 10% adverse change	(27)
Decrease in fair value from 20% adverse change	(53)
Weighted-average annual discount rate	12.00%
Decrease in fair value from 10% adverse change	(47)
Decrease in fair value from 20% adverse change	(92)
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 – SECONDARY MORTGAGE MARKET ACTIVITIES (continued)

The weighted average amortization period is 51 months. The estimated amortization expense for each of the next five years is as follows:

2014	$206
2015	139
2016	111
2017	89
2018	73
NOTE 6 – PREMISES AND EQUIPMENT
Year end premises and equipment are as follows:

	December 31,
	2013	2012
Land and land improvements	$13,600	$13,605
Buildings and improvements	37,616	37,777
Furniture and equipment	9,950	10,173
Computer equipment	6,411	6,396
	67,577	67,951
Accumulated depreciation	(32,249)	(29,700)
	$35,328	$38,251
Depreciation of premises and equipment was $2.9 million, $3.1 million and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company leases certain branch facilities under non-cancelable operating lease agreements expiring in various years through 2032. Rent expense, net of sublease income, for facilities was $476,000, $444,000, and $601,000 in 2013, 2012, and 2011, respectively, excluding taxes, insurance, and maintenance. The projected minimum rental expense under existing leases, not including taxes, insurance, and maintenance, as of December 31, 2013 is as follows:

2014	$439
2015	440
2016	445
2017	469
2018	479
Thereafter	5,637
$7,909
The Company has subleased some of its branch facilities and currently is entitled to receive income as follows:

2014	$39
2015	15
2016	14
2017	1
$69

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
The following table presents the changes in the carrying amount of core deposit intangible, gross carrying amount, accumulated amortization, and net book value:

	December 31,
	2013	2012
Balance at the beginning of the year	$3,038	$3,671
Amortization	(605)	(633)
Additions	—	—
Net Carrying Value	$2,433	$3,038
Gross carrying amount	$5,932	$5,932
Accumulated amortization	(3,499)	(2,894)
Net Carrying Value	$2,433	$3,038
Aggregate amortization expense was $605,000, $633,000 and $1.7 million for 2013, 2012 and 2011, respectively.
Estimated amortization expense for each of the next five years is as follows:

2014	$578
2015	551
2016	523
2017	496
2018	285

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 8—DEPOSITS

Composition of deposits are as follows:

	December 31,
	2013	2012
Noninterest-bearing demand deposits	$126,680	$134,597
Savings deposits	149,602	144,726
Money market accounts	347,017	349,092
Interest-bearing NOW accounts	353,787	348,683
Certificates of deposit	275,622	305,253
	$1,252,708	$1,282,351
Certificates of deposit of $100,000 or more were $90.5 million and $97.0 million at December 31, 2013 and 2012, respectively.
Scheduled maturities of certificates of deposit for the next five years are as follows:

2014	$203,419
2015	46,788
2016	17,510
2017	4,897
2018	3,008
NOTE 9—BORROWINGS
Year end borrowed funds are as follows:

	December 31,
	2013		2012
	Contractual Rate	Amount	Contractual Rate	Amount
Fixed-rate advance from FHLBC due - Within 1 year	—%	$—	2.99%	$3,000
Securities sold under agreements to repurchase	0.25	3,055	0.25	2,567
	0.25%	$3,055	1.73%	$5,567
The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLBC. All of the Bank’s FHLBC common stock is pledged as additional collateral for these advances. At December 31, 2013, $192.8 million and $203.0 million of first mortgage and multi-family mortgage loans, respectively, collateralized potential advances. At December 31, 2013, we had the ability to borrow an additional $251.4 million under our credit facilities with the FHLBC. The Company also had available pre-approved overnight federal funds borrowing. At December 31, 2013 and 2012, there was no outstanding balance on these lines.
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $8.0 million and $9.4 million at December 31, 2013 and 2012, respectively.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES

The income tax expense is as follows:

	For the years ended December 31,
	2013	2012	2011
Current	$—	$—	$(6)
Deferred benefit	(1,310)	(11,206)	(10,220)
Deferred tax valuation allowance	1,310	11,206	22,601
Total income tax expense	$—	$—	$12,375
A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 34% for 2013, 2012 and 2011 to the income tax expense in the consolidated statements of operations follows:

	For the years ended December 31,
	2013	2012	2011
Benefit computed at the statutory federal tax rate	$1,121	$(9,217)	$(12,349)
State taxes and other, net	92	(1,757)	(1,395)
Tax adjustments	(2,390)	—	—
Bank owned life insurance	(106)	(149)	(213)
ESOP/Share based compensation	(27)	(83)	(144)
Goodwill impairment	—	—	4,271
Purchase price accounting adjustments	—	—	(396)
Deferred tax valuation allowance	1,310	11,206	22,601
	$—	$—	$12,375
Effective income tax rate	—%	—%	N.M.	(1)
Retained earnings at December 31, 2013 and 2012 include $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.

(1)	The effective tax rate for the year ended December 31, 2011 is not meaningful due to the size of our operating loss relative to the income expense resulting from the deferred tax valuation allowance.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES (continued)

The net deferred tax asset is as follows:

	December 31,
	2013	2012
Gross Deferred tax assets
Allowance for loan losses	$5,567	$7,037
Alternative minimum tax, general business credit and net operating loss carryforward	30,311	25,040
Tax deductible goodwill	2,148	2,425
Accumulated depreciation	263	—
OREO valuation adjustments	714	2,989
Other	1,490	1,208
	40,493	38,699
Gross Deferred tax liabilities
Net deferred loan origination costs	(1,426)	(1,164)
Purchase accounting adjustments	(2,552)	(1,423)
Accumulated depreciation	—	(465)
Mortgage servicing rights	(364)	(398)
Other	(600)	(739)
Unrealized gain on securities	(434)	(703)
	(5,376)	(4,892)
Valuation allowance	(35,117)	(33,807)
	$—	$—
A deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future taxable income, applicable tax planning strategies, and assessments of current and future economic and business conditions. The Company considered both positive and negative evidence regarding the ultimate realizability of its deferred tax assets. Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods. Examples of negative evidence may include a cumulative loss in the current year and prior two years and negative general business and economic trends. In assessing the realization of deferred tax assets at December 31, 2013 and 2012, the Company concluded that it was more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2013 and 2012, and therefore, a full valuation allowance for deferred tax assets was recorded in the amount of $35.1 million and $33.8 million at December 31, 2013 and 2012, respectively.
At December 31, 2013, the Company had a federal net operating loss carryforward of $60.4 million, which will begin to expire in 2029, a federal tax credit carryforward of $1.3 million which will begin to expire in 2022, a $2.5 million alternative minimum tax credit carryforward that can be carried forward indefinitely, and a $53.6 million federal alternative minimum tax net operating loss carryforward which will begin to expire in 2031. In addition, at December 31, 2013 the Company had a federal net operating loss carryforward relating to its acquisition of Downers Grove National Bank, which is subject to utilization limitations under Section 382 of the Internal Revenue Code, of $8.6 million which will begin to expire in 2030. At December 31, 2013, the Company had a state net operating loss carryforward for the State of Illinois of $96.9 million, which will begin to expire in 2025.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES (continued)

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2013	2012
Beginning of year	$125	$223
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	2	18
Reductions due to the statute of limitations and reductions for tax positions of prior years	(62)	(116)
End of year	$65	$125
The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2013 and 2012, the Company has immaterial amounts accrued for potential interest and penalties.
The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the States of Illinois, New Jersey, Colorado, Minnesota and Texas. Beginning in 2013, the Bank became subject to income taxes in the States of Minnesota and Texas due to the physical presence of Wholesale Commercial bankers in these jurisdictions. The Company is no longer subject to examination by the federal taxing authorities for years before 2010 and the Illinois taxing authorities for years before 2010.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 11– REGULATORY MATTERS (continued)

Actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum required To Be Well Capitalized Under Prompt Corrective Action Provisions		Minimum Capital Ratios Established under Capital Plans
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital (to risk-weighted assets):
Consolidated	$186,251	17.28%	$86,212	8.00%	N/A	N/A
BankFinancial, F.S.B.	160,839	14.93	86,192	8.00	$129,288	12.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	172,775	16.03	43,106	4.00	N/A	N/A
BankFinancial, F.S.B.	147,363	13.68	43,096	4.00	86,192	8.00
Tier 1 (core) capital (to adjusted average total assets)
Consolidated	172,775	11.92	58,002	4.00	N/A	N/A
BankFinancial, F.S.B.	147,363	10.16	57,992	4.00	115,984	8.00
December 31, 2012
Total capital (to risk-weighted assets):
Consolidated	$181,404	18.01%	$80,573	8.00%	N/A	N/A
BankFinancial, F.S.B.	154,296	15.32	80,553	8.00	$120,830	12.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	168,734	16.75	40,287	4.00	N/A	N/A
BankFinancial, F.S.B.	141,629	14.07	40,277	4.00	80,553	8.00
Tier 1 (core) capital (to adjusted average total assets)
Consolidated	168,734	11.43	59,054	4.00	N/A	N/A
BankFinancial, F.S.B.	141,629	9.60	59,029	4.00	118,058	8.00
A reconciliation of the Bank’s equity under GAAP to regulatory capital is as follows:

	December 31,
	2013	2012
GAAP equity	$150,215	$145,785
Disallowed goodwill and other intangible assets	(2,433)	(3,038)
Accumulated other comprehensive income (unrealized gain on securities)	(419)	(1,118)
Tier 1 capital	147,363	141,629
General regulatory loan loss reserves allowed	13,476	12,654
Unrealized gains on securities available for sale allowed	—	13
Total regulatory capital	$160,839	$154,296
As of December 31, 2013 and 2012, the OCC categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well–capitalized status.
The Company and the Bank have adopted Capital Plans that requires the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. The minimum capital ratios set forth in the Capital Plans will be increased and other minimum capital requirements will be established if and as necessary to comply with the Basel III requirements as such requirements become applicable to the Company and the Bank. In accordance with the Capital Plans, neither the Company nor the Bank will

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 11– REGULATORY MATTERS (continued)

pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank’s total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose.
Federal regulations require the Bank to comply with a Qualified Thrift Lender (“QTL”) test, which generally requires that 65% of assets be maintained in housing-related finance and other specified assets. If the QTL test is not met, limits are placed on growth, branching, new investment, FHLBC advances, and dividends or the institution must convert to a commercial bank charter. Management considers the QTL test to have been met as of December 31, 2013.
The Bank is subject to restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval. At December 31, 2013, the Bank does not have pre-approved approval for future dividends.
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
Contributions to the ESOP were $1.5 million for the years ended December 31, 2013 and 2012, including dividends and interest received on unallocated shares of $49,000 and $40,000 in 2013 and 2012, respectively.
Expense related to the ESOP, net of dividends and interest received on unallocated ESOP shares, was $847,000, $686,000 and $228,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Shares held by the ESOP were as follows:

	December 31,
	2013	2012
Allocated to participants	725,781	654,690
Distributed to participants	(33,512)	(26,774)
Unearned	1,125,447	1,223,312
Total ESOP shares	1,817,716	1,851,228
Fair value of unearned shares	$10,309	$9,077
Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company provides a match of $0.50 on each $1.00 of contribution up to 6% of eligible compensation beginning April 1, 2007. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $346,000, $384,000, and $396,000 were made for the years ended December 31, 2013, 2012 and 2011, respectively.
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
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate was determined using the yield available on the option grant date for a zero-coupon U.S. Treasury security with a term equivalent to the expected life of the option. The expected life for options granted represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed by SAB 107. The expected volatility for options issued in 2009 was determined using the Company’s historical data. Estimated forfeitures were assumed to be zero due to the lack of historical experience for the Company. There were no options granted in 2013 or 2012.
The Company recognized $12,000 of stock-based compensation expenses relating to the granting of stock options for the year ended December 31, 2011. There was no expense recorded for the years ended December 31, 2013, and 2012.
On September 2, 2011, the Human Resources Committee and the Board of Directors of the Company approved a one year extension of stock options granted in prior years that were scheduled to expire in September and December of 2011. After the extensions, the stock options expired in September and December of 2012. The extensions only involved the expiration date of the stock options and do not affect their other terms. There was no expense recorded with the extension of the options. The extended stock options provided the holders with an option to purchase 1,858,403 shares of the Company’s common stock at a weighted average exercise price of $16.62.  As of December 31, 2013 and 2012, there were no stock options outstanding.

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Stock options outstanding at December 31, 2011	2,075,553	$16.54	0.7	$—
Stock options granted	—	—
Stock options exercised	—	—
Stock options expired	(2,064,553)	(16.54)
Stock options forfeited	(11,000)	—
Stock options outstanding at December 31, 2012	—	$—	—	$—
Stock options outstanding at December 31, 2013	—	$—	—	$—
Fully vested and expected to vest	—	$—	—	$—

(1)
Stock option aggregate intrinsic value represents the number of shares subject to options multiplied by the difference (if positive) in the closing market price of the common stock underlying the options on the date shown and the weighted average exercise price.

The Human Resources Committee of the Board of Directors may grant shares of restricted stock to certain employees and directors of the Company. The awards generally vest annually over varying periods from three to five years and vesting is subject to acceleration in certain circumstances. The cost of such awards will be accrued ratably as compensation expense over such respective periods based on expected vesting dates. The Company recognized $86,000, $41,000, and $41,000 of expenses relating to the grant of shares of restricted stock during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the total unrecognized compensation cost related to unvested shares of restricted stock was $150,000. The cost is expected to be recognized over a weighted average period of 18 months.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 13 – EQUITY INCENTIVE PLANS (continued)

Restricted Stock	Number of Shares (1)	Weighted Average Fair Value at Grant Date	Weighted Average Term to Vest (in years)	Aggregate Intrinsic Value (2)
Shares outstanding at December 31, 2011	4,334	$9.54	0.5	$24
Shares granted	—	—
Shares vested	(4,334)	(9.54)
Shares forfeited	—	—
Shares outstanding at December 31, 2012	—	—	—	$—
Shares granted	29,000	8.14
Shares vested	(3,250)	—
Shares forfeited	—	—
Shares outstanding at December 31, 2013	25,750	$8.14	1.2	$236

(1)	The end of period balances consist only of unvested shares.

(2)	Restricted stock aggregate intrinsic value represents the number of shares of restricted stock multiplied by the market price of the common stock underlying the outstanding shares on the date shown.
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
The contractual or notional amounts are as follows:

	December 31,
	2013	2012
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$29,253	$15,971
Standby letters of credit	922	1,237
Unused lines of credit	118,167	120,733
Commitments to sell mortgages	222	1,268
Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loans commitment totaled $17.3 million with interest rates ranging from 2.25% to 5.04% and maturities ranging from 1 to 30 years.
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2013
Securities:
Certificates of deposit	$—	$65,010	$—	$65,010
Municipal securities	—	187	—	187
Equity mutual fund	497	—	—	497
Mortgage-backed securities – residential	—	28,364	—	28,364
Collateralized mortgage obligations – residential	—	16,814	—	16,814
SBA-guaranteed loan participation certificates	—	35	—	35
	$497	$110,410	$—	$110,907
December 31, 2012
Securities:
Certificates of deposit	$—	33,456	$—	$33,456
Municipal securities	—	369	—	369
Equity mutual fund	528	—	—	528
Mortgage-backed securities - residential	—	34,233	—	34,233
Collateralized mortgage obligations – residential	—	9,204	—	9,204
SBA-guaranteed loan participation certificates	—	42	—	42
	$528	$77,304	$—	$77,832

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2013
Impaired loans:
One–to–four family residential real estate	$—	$—	$460	$460
Multi-family mortgage	—	—	2,286	2,286
Nonresidential real estate	—	—	971	971
Construction and land loans	—	—	107	107
Impaired loans	$—	$—	$3,824	$3,824
Other real estate owned:
One–to–four family residential real estate	$—	$—	$297	$297
Nonresidential real estate	—	—	460	460
Land	—	—	1,019	1,019
Other real estate owned	$—	$—	$1,776	$1,776

Mortgage servicing rights	$—	$—	$198	$198

December 31, 2012
Impaired loans:
One–to–four family residential real estate	$—	$—	$410	$410
Multi-family mortgage	—	—	1,916	1,916
Nonresidential real estate	—	—	3,102	3,102
Construction and land	—	—	2,841	2,841
Commercial loans	—	—	181	181
Impaired loans	$—	$—	$8,450	$8,450
Other real estate owned:
One–to–four family residential real estate	$—	$—	$1,503	$1,503
Multi-family mortgage	—	—	720	720
Nonresidential real estate	—	—	3,649	3,649
Land	—	—	3,496	3,496
Other real estate owned	$—	$—	$9,368	$9,368

Mortgage servicing rights	$—	$—	$208	$208

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, had a carrying amount of $4.2 million, with a valuation allowance of $375,000 at December 31, 2013, compared to a carrying amount of $10.1 million and a valuation allowance of $1.7 million at December 31, 2012, resulting in a decrease in the provision for loan losses of $1.3 million for the year ended December 31, 2013.
OREO is carried at the lower of cost or fair value less costs to sell, had a carrying value of $2.7 million less a valuation allowance of $902,000, or $1.8 million at December 31, 2013, compared to $10.5 million less a valuation allowance of $1.2 million, or $9.4 million at December 31, 2012. There were $550,000 of valuation adjustments of other real estate owned recorded for the year ended December 31, 2013.
Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $198,000 at December 31, 2013, and $208,000 at December 31, 2012. A pre–tax recovery of $65,000 on our mortgage servicing rights portfolio was included in noninterest income for the year ended December 31, 2013, compared to a $55,000 provision for the same period in 2012.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
One-to-four family residential real estate	$460	Sales comparison	Discount applied to valuation	7.5%-12.8% (10%)
Multi-family mortgage	2,286	Sales comparison	Comparison between sales and income approaches	12.3%-19.4% (17%)
		Income approach	Cap Rate	7.25% to 13.8% (9%)
Nonresidential real estate	971	Sales comparison	Comparison between sales and income approaches	-3.0%-45.1% (11%)
		Income approach	Cap Rate	10%-10.7% (10%)
Construction and land loans	107	Sales comparison	Discount applied to valuation	21.2%
	$3,824
Other real estate owned
One-to-four family residential real estate	$297	Sales comparison	Discount applied to valuation	5.0%-9.4% (8%)
Nonresidential real estate	460	Sales comparison	Comparison between sales and income approaches	0%-10.1% (7%)
Land	1,019	Sales comparison	Discount applied to valuation	0%-10.2% (2%)
	$1,776
Mortgage servicing rights	$198	Third party valuation	Present value of future servicing income based on prepayment speeds	11.4% - 23.5% (15.21%)
		Third party valuation	Present value of future servicing income based on default rates	12%

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
One-to-four family residential real estate	$410	Sales comparison	Discount applied to valuation	6%-90% (58%)
Multi-family mortgage	1,916	Sales comparison	Comparison between sales and income approaches	2%-95% (42%)
		Income approach	Cap Rate	8.3% to 9.5% (8.95%)
Nonresidential real estate	3,102	Sales comparison	Comparison between sales and income approaches	6%-99% (61%)
		Income approach	Cap Rate	8% to 10% (8.61%)
Construction and land	2,841	Sales comparison	Discount applied to valuation	-3% to 53% (22%)
Commercial loans	181	Sales comparison	Discount applied to valuation	0%-11% (43%)
	$8,450
Other real estate owned
One-to-four family residential real estate	$1,503	Sales comparison	Discount applied to valuation	7%-78% (17%)
Multi-family mortgage	720	Sales comparison	Comparison between sales and income approaches	13%-62% (42%)
Nonresidential real estate	3,649	Sales comparison	Comparison between sales and income approaches	7%-37% (27%)
Land	3,496	Sales comparison	Discount applied to valuation	7%-21% (10%)
	$9,368
Mortgage servicing rights	$208	Third party valuation	Present value of future servicing income based on prepayment speeds	12.7% - 28.6% (18.62%)
		Third party valuation	Present value of future servicing income based on default rates	12%

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments is as follows:

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$160,957	$15,781	$145,176	$—	$160,957
Securities	110,907	497	110,410	—	110,907
Loans receivable, net of allowance for loan losses	1,098,077	—	1,049,111	3,824	1,052,935
FHLBC stock	6,068	—	—	—	N/A
Accrued interest receivable	3,933	—	3,933	—	3,933
Financial liabilities
Noninterest-bearing demand deposits	$126,680	$—	$126,680	$—	$126,680
Savings deposits	149,602	—	149,602	—	149,602
NOW and money market accounts	700,804	—	700,804	—	700,804
Certificates of deposit	275,622	—	276,022	—	276,022
Borrowings	3,055	—	3,057	—	3,057
Accrued interest payable	113	—	113	—	113

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$275,764	$20,361	$255,403	$—	$275,764
Securities	77,832	528	77,304	—	$77,832
Loans held-for-sale	2,166	—	2,166	—	$2,166
Loans receivable, net of allowance for loan losses	1,030,465	—	1,017,637	8,450	$1,026,087
FHLBC stock	8,412	—	—	—	N/A
Accrued interest receivable	4,146	—	4,146	—	$4,146
Financial liabilities
Noninterest-bearing demand deposits	$134,597	$—	$134,597	$—	$134,597
Savings deposits	144,726	—	144,726	—	$144,726
NOW and money market accounts	697,775	—	697,775	—	$697,775
Certificates of deposit	305,253	—	306,859	—	$306,859
Borrowings	5,567	—	5,608	—	$5,608
Accrued interest payable	157	—	157	—	$157
For purposes of the above, the following assumptions were used:
Cash and Cash Equivalents: The estimated fair values for cash and cash equivalents are based on their carrying value due to the short-term nature of these assets.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

Loans: The estimated fair value for loans has been determined by calculating the present value of future cash flows based on the current rate the Company would charge for similar loans with similar maturities, applied for an estimated time period until the loan is assumed to be repriced or repaid. The estimated fair values of loans held-for-sale are based on outstanding commitments from third party investors.
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
NOTE 16 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION
 Condensed financial information of BankFinancial Corporation as of December 31, 2013 and 2012 and for the three years ended December 31, 2013 follows:
Condensed Statements of Financial Condition

	December 31,
	2013	2012
Assets
Cash in subsidiary	$11,441	$11,848
Loan receivable from ESOP	13,742	14,654
Investment in subsidiary	150,215	145,785
Income tax receivable	—	461
Other assets	252	163
	$175,650	$172,911
Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	23	21
Total stockholders’ equity	175,627	172,890
	$175,650	$172,911

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 16 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Operations

	For the years ended December 31,
	2013	2012	2011
Interest income	$623	$662	$696
Other income	—	57	—
Other expense	1,473	1,422	1,381
Loss before income tax and undistributed subsidiary income	(850)	(703)	(685)
Income tax expense	—	—	254
Loss before equity in undistributed subsidiary income	(850)	(703)	(939)
Equity in undistributed subsidiary excess distributions	4,148	(26,406)	(47,757)
Net income (loss)	$3,298	$(27,109)	$(48,696)
Condensed Statements of Cash Flows

	For the years ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$3,298	$(27,109)	$(48,696)
Adjustments:
Equity in undistributed subsidiary excess distributions	(4,148)	26,406	47,757
Change in other assets	373	1,143	350
Change in accrued expenses and other liabilities	2	(780)	(89)
Net cash used in operating activities	(475)	(340)	(678)
Cash flows from investing activities
Principal payments received on ESOP loan	912	873	840
Net cash from investing activities	912	873	840
Cash flows from financing activities
Cash dividends paid on common stock	(844)	(633)	(4,636)
Net cash used in financing activities	(844)	(633)	(4,636)
Net change in cash in subsidiary	(407)	(100)	(4,474)
Beginning cash in subsidiary	11,848	11,948	16,422
Ending cash in subsidiary	$11,441	$11,848	$11,948

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For the year ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$12,713	$12,276	$12,107	$12,296
Interest expense	994	935	882	842
Net interest income	11,719	11,341	11,225	11,454
Provision for (recovery of) loan losses	722	206	(437)	(1,178)
Net interest income	10,997	11,135	11,662	12,632
Noninterest income	3,029	1,703	1,737	1,665
Noninterest expense	13,348	12,762	12,360	12,792
Income before income taxes	678	76	1,039	1,505
Income tax expense (benefit)	—	—	—	—
Net income	$678	$76	$1,039	$1,505
Basic earnings per common share	$0.03	$—	$0.05	$0.08
Diluted earnings per common share	$0.03	$—	$0.05	$0.08
The Company recorded net income of $1.5 million for the fourth quarter of 2013. The Company’s net interest income before provision for loan losses increased to $11.5 million due to stronger loan originations and improved asset quality. The Company’s fourth quarter 2013 operating results included a $1.2 million recovery of loan losses. The recovery is primarily due to the growth in our loan portfolio was focused on loan types with lower loss ratios based on our historical loss experience and the historical loan loss factors improved as the losses incurred in earlier periods aged, therefore are weighted less in the calculation. Noninterest expense included $811,000 of nonperforming asset management and OREO expense.

	For the year ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$16,634	$15,824	$14,468	$13,801
Interest expense	1,240	1,112	1,036	1,059
Net interest income	15,394	14,712	13,432	12,742
Provision for loan losses	996	1,745	4,453	24,328
Net interest income	14,398	12,967	8,979	(11,586)
Noninterest income	2,044	1,641	2,054	1,984
Noninterest expense	13,648	14,267	16,255	15,420
Income (loss) before income taxes	2,794	341	(5,222)	(25,022)
Income tax expense (benefit)	457	(457)	—	—
Net income (loss)	$2,337	$798	$(5,222)	$(25,022)
Basic earnings (loss) per common share	$0.12	$0.04	$(0.26)	$(1.25)
Diluted earnings (loss) per common share	$0.12	$0.04	$(0.26)	$(1.25)
The Company recorded a net loss of $25.0 million for the fourth quarter of 2012. The Company’s fourth quarter 2012 operating results included a $24.3 million provision for loan losses. In late 2012, the Company completed several actions to materially reduce future nonperforming asset expenses. The Company completed two bulk sales of certain nonperforming assets with a carrying value of $22.7 million, reclassified $7.5 million of loans as held-for-sale in preparation for a third bulk sale, and restructured $7.1 million of performing classified loans to enable the basis for their classification to be resolved in 2013. These actions resulted in pre-tax charges of $19.4 million. Noninterest expense included $3.6 million of nonperforming asset management and OREO expense.

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
(c) Changes in internal controls.
There were no changes made in our internal controls during the fourth quarter of 2013 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect these controls.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding the securities that were authorized for issuance under our 2006 Equity Incentive Plan as of December 31, 2013:

	Column (A)	Column (B)	Column (B)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under 2006 Equity Incentive Plan (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders	25,750	—	3,425,275
Equity compensation plans not approved by stockholders	—	—	—
Total	25,750	—	3,425,275

Column (A) represents stock options and restricted stock outstanding under the Company’s 2006 Equity Incentive Plan. Future equity awards under the 2006 Equity Incentive Plan may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock, restricted performance stock, restricted stock units, stock awards or cash. Column (B) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock awards are not included in this calculation. Column (C) represents the maximum aggregate number of future equity awards that can be made under the 2006 Equity Incentive Plan as of December 31, 2013.

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
PART IV
ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statement of the registrant and its subsidiaries are filed as part of this document under Item 8 - “Financial Statements and Supplementary Data.”

(A)	Report of Independent Registered Accounting Firm

(B)	Consolidated Statements of Financial Condition - at December 31, 2013 and 2012

(C)	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

(G)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Articles of Incorporation of BankFinancial Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.2	Bylaws of BankFinancial Corporation	Exhibit 3.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.3	Articles of Amendment to Charter of BankFinancial Corporation	Exhibit 3.3 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.4	Restated Bylaws of BankFinancial Corporation	Exhibit 3.4 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 15, 2007
4	Form of Common Stock Certificate of BankFinancial Corporation	Exhibit 4 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
10.1	Employee Stock Ownership Plan	Exhibit 10.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
10.2	Deferred Compensation Plan	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
10.3	BankFinancial FSB Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008
10.4	BankFinancial FSB Employment Agreement with James J. Brennan	Exhibit 10.3 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008.
10.5	BankFinancial FSB Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008
10.6	BankFinancial FSB Employment Agreement with Christa N Calabrese	Exhibit 10.5 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008
10.12	Form of Incentive Stock Option Award Terms	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.13	2006 BankFinancial Corporation Equity Incentive Plan	Appendix C to the Definitive Form 14A, originally filed with the Securities and Exchange Commission on May 25, 2006 (File No. 000-51331)
10.14	Form of Performance Based Incentive Stock Option Award Terms	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.15	Form of Non-Qualified Stock Option Award Terms	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.16	Form of Performance Based Non-Qualified Stock Option Award Terms	Exhibit 10.4 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

	Exhibit	Location
10.17	Form of Restricted Stock Unit Award Agreement	Exhibit 10.5 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.18	Form of Performance Based Restricted Stock Award Agreement	Exhibit 10.6 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.19	Form of Restricted Stock Award Agreement	Exhibit 10.7 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.20	Form of Stock Appreciation Rights Agreement	Exhibit 10.8 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.25	BankFinancial Corporation Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008
10.26	BankFinancial Corporation Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008
10.27	BankFinancial Corporation Employment Agreement with James J. Brennan	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008.
10.28	BankFinancial Corporation Employment Agreement with Elizabeth A. Doolan	Exhibit 10.28 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.
10.29	BankFinancial FSB Employment Agreement with Elizabeth A. Doolan	Exhibit 10.29 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.
10.30	BankFinancial FSB Employment Agreement with Gregg T. Adams	Exhibit 10.30 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on April 30, 2010.
10.31	BankFinancial FSB Employment Agreement with John G. Manos	Exhibit 10.31 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on April 30, 2010.
10.32	BankFinancial FSB Employment Agreement with William J. Deutsch, Jr.	Exhibit 10.32 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on May 2, 2011.
10.33	Form of Amendment No. 1 to BankFinancial FSB Employment Agreement	Exhibit 10.33 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 11, 2013
10.34	Form of Amendment No. 1 to BankFinancial FSB Employment Agreement	Exhibit 10.34 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 11, 2013
10.35	Form of Amendment No. 1 to BankFinancial Corporation Employment Agreement	Exhibit 10.35 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 11, 2013
14	Code of Ethics for Senior Financial Officers	Exhibit 14 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 27, 2006
21	Subsidiaries of Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
23	Consent of Crowe Horwath LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

	Exhibit	Location
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-K for the year ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.
Filed herewith

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

BANKFINANCIAL CORPORATION
Date:	March 14, 2014	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	March 14, 2014
F. Morgan Gasior	(Principal Executive Officer)

/s/ Paul A. Cloutier	Executive Vice President and Chief Financial Officer	March 14, 2014
Paul A. Cloutier	(Principal Financial Officer)

/s/ Elizabeth A. Doolan	Senior Vice President and Controller	March 14, 2014
Elizabeth A. Doolan	(Principal Accounting Officer)

/s/ Cassandra J. Francis	Director	March 14, 2014
Cassandra J. Francis

/s/ John M. Hausmann	Director	March 14, 2014
John M. Hausmann

/s/ Thomas F. O'Neill	Director	March 14, 2014
Thomas F. O'Neill

/s/ Joseph A. Schudt	Director	March 14, 2014
Joseph A. Schudt

/s/ Terry R. Wells	Director	March 14, 2014
Terry R. Wells

/s/ Glen R. Wherfel	Director	March 14, 2014
Glen R. Wherfel