Form 10-Q
period 2014-03-31
BankFinancial CORP
filed 2014-04-30
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2014
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
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. At April 28, 2014, there were 21,101,966 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
March 31, 2014

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	March 31, 2014	December 31, 2013
Assets
Cash and due from other financial institutions	$13,869	$15,781
Interest-bearing deposits in other financial institutions	137,855	145,176
Cash and cash equivalents	151,724	160,957
Securities, at fair value	115,977	110,907
Loans receivable, net of allowance for loan losses: March 31, 2014, $14,181 and December 31, 2013, $14,154	1,097,888	1,098,077
Other real estate owned, net	8,670	6,306
Stock in Federal Home Loan Bank, at cost	6,068	6,068
Premises and equipment, net	34,882	35,328
Accrued interest receivable	3,728	3,933
Core deposit intangible	2,284	2,433
Bank owned life insurance	22,022	21,958
Other assets	5,299	7,627
Total assets	$1,448,542	$1,453,594

Liabilities
Deposits
Noninterest-bearing	$129,732	$126,680
Interest-bearing	1,123,087	1,126,028
Total deposits	1,252,819	1,252,708
Borrowings	2,668	3,055
Advance payments by borrowers for taxes and insurance	8,056	10,432
Accrued interest payable and other liabilities	8,135	11,772
Total liabilities	1,271,678	1,277,967
Commitments and contingent liabilities
Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,101,966 shares issued at March 31, 2014 and December 31, 2013	211	211
Additional paid-in capital	193,610	193,594
Retained earnings (deficit)	(6,400)	(7,342)
Unearned Employee Stock Ownership Plan shares	(11,013)	(11,255)
Accumulated other comprehensive income	456	419
Total stockholders’ equity	176,864	175,627
Total liabilities and stockholders’ equity	$1,448,542	$1,453,594

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	For the Three Months Ended March 31,
	2014	2013
Interest and dividend income
Loans, including fees	$11,699	$12,278
Securities	296	250
Other	91	185
Total interest income	12,086	12,713
Interest expense
Deposits	810	986
Borrowings	2	8
Total interest expense	812	994
Net interest income	11,274	11,719
Provision for loan losses	476	722
Net interest income after provision for loan losses	10,798	10,997
Noninterest income
Deposit service charges and fees	433	499
Other fee income	527	538
Insurance commissions and annuities income	87	109
Gain on sale of loans, net	24	1,417
Loss on sale of securities (includes $7 accumulated other comprehensive income reclassifications for unrealized net losses on available for sale securities for the three months ended March 31, 2014)	(7)	—
Gain on disposition of premises and equipment, net	2	—
Loan servicing fees	104	123
Amortization and impairment of servicing assets	(36)	(33)
Earnings on bank owned life insurance	64	70
Trust	164	181
Other	170	125
	1,532	3,029
Noninterest expense
Compensation and benefits	5,958	6,752
Office occupancy and equipment	1,914	1,948
Advertising and public relations	162	146
Information technology	639	758
Supplies, telephone, and postage	391	452
Amortization of intangibles	149	156
Nonperforming asset management	104	694
Operations of other real estate owned	257	511
FDIC insurance premiums	479	492
Other	1,318	1,439
	11,371	13,348
Income before income taxes	959	678
Income tax expense	17	—
Net income	$942	$678

Basic earnings per common share	$0.05	$0.03
Diluted earnings per common share	$0.05	$0.03
Weighted average common shares outstanding	20,098,655	19,964,028
Diluted weighted average common shares outstanding	20,110,700	19,964,028

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	For the Three Months Ended March 31,
	2014	2013
Net income	$942	$678
Unrealized holding gain (loss) arising during the period, net of tax	30	(124)
Reclassification adjustment for losses included in net income	7	—
Net current period other comprehensive gain (loss)	37	(124)
Comprehensive income	$979	$554

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2013	$211	$193,590	$(9,796)	$(12,233)	$1,118	$172,890
Net income	—	—	678	—	—	678
Other comprehensive income, net of tax effects	—	—	—	—	(124)	(124)
ESOP shares earned	—	(46)	—	241	—	195
Balance at March 31, 2013	$211	$193,544	$(9,118)	$(11,992)	$994	$173,639

Balance at January 1, 2014	$211	$193,594	$(7,342)	$(11,255)	$419	$175,627
Net income	—	—	942	—	—	942
Other comprehensive income, net of tax effects	—	—	—	—	37	37
Nonvested stock awards-stock-based compensation expense	—	17	—	—	—	17
ESOP shares earned	—	(1)	—	242	—	241
Balance at March 31, 2014	$211	$193,610	$(6,400)	$(11,013)	$456	$176,864

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$942	$678
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	476	722
ESOP shares earned	241	195
Stock–based compensation expense	17	—
Depreciation and amortization	972	1,111
Amortization of premiums and discounts on securities and loans	(110)	(214)
Amortization of core deposit and other intangible assets	149	156
Amortization and impairment of servicing assets	36	33
Net change in net deferred loan origination costs	(32)	14
Net loss on sale of other real estate owned	6	69
Net gain on sale of loans	(24)	(1,417)
Net loss on sale of securities	7	—
Net gain on disposition of premises and equipment	(2)	—
Loans originated for sale	(519)	(3,357)
Proceeds from sale of loans	543	4,163
Other real estate owned valuation adjustments	44	89
Net change in:
Accrued interest receivable	205	195
Earnings on bank owned life insurance	(64)	(70)
Other assets	2,202	1,163
Accrued interest payable and other liabilities	(3,637)	(1,263)
Net cash from operating activities	1,452	2,267
Cash flows from investing activities
Securities
Proceeds from maturities	5,402	14,626
Proceeds from principal repayments	1,898	4,938
Proceeds from sales of securities	3,663	—
Purchases of securities	(16,013)	(3,175)
Loans receivable
Principal payments on loans receivable	103,592	130,457
Originated for investment	(106,604)	(105,573)
Proceeds from sale of loans	—	2,868
Proceeds of redemption of Federal Home Loan Bank of Chicago stock	—	846
Proceeds from sale of other real estate owned	154	2,667
Purchase of premises and equipment, net	(125)	(14)
Net cash from (used in) investing activities	(8,033)	47,640

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	For the Three Months Ended March 31,
	2014	2013
Cash flows from financing activities
Net change in deposits	$111	$(10,801)
Net change in borrowings	(387)	(2,827)
Net change in advance payments by borrowers for taxes and insurance	(2,376)	(915)
Net cash used in financing activities	(2,652)	(14,543)
Net change in cash and cash equivalents	(9,233)	35,364
Beginning cash and cash equivalents	160,957	275,764
Ending cash and cash equivalents	$151,724	$311,128

Supplemental disclosures of cash flow information:
Interest paid	$824	$1,014
Income taxes paid	11	—
Income taxes refunded	—	461
Loans transferred to other real estate owned	2,568	555

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
Principles of Consolidation: The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three- month period ended March 31, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2014.
Certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, mortgage servicing rights, deferred tax assets, other intangible assets, stock-based compensation, impairment of securities and fair value of financial instruments are particularly subject to change and the effect of such change could be material to the financial statements.
Reclassifications: Certain reclassifications have been made in the prior period’s financial statements to conform them to the current period’s presentation.
These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

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

	For the Three Months Ended March 31,
	2014	2013
Net income available to common stockholders	$942	$678
Average common shares outstanding	21,101,966	21,072,966
Less:
Unearned ESOP shares	(977,561)	(1,108,938)
Unvested restricted stock shares	(25,750)	—
Weighted average common shares outstanding	20,098,655	19,964,028
Add - Net effect of dilutive stock options and unvested restricted stock	12,045	—
Diluted weighted average common shares outstanding	20,110,700	19,964,028
Basic earnings per common share	$0.05	$0.03
Diluted earnings per common share	$0.05	$0.03

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Certificates of deposit	$75,621	$—	$—	$75,621
Municipal securities	180	5	—	185
Equity mutual fund	500	—	—	500
Mortgage-backed securities - residential	26,017	1,291	(127)	27,181
Collateralized mortgage obligations - residential	12,486	39	(69)	12,456
SBA-guaranteed loan participation certificates	34	—	—	34
	$114,838	$1,335	$(196)	$115,977
December 31, 2013
Certificates of deposit	$65,010	$—	$—	$65,010
Municipal securities	180	7	—	187
Equity mutual fund	500	—	(3)	497
Mortgage-backed securities - residential	27,229	1,295	(160)	28,364
Collateralized mortgage obligations - residential	16,851	35	(72)	16,814
SBA-guaranteed loan participation certificates	35	—	—	35
	$109,805	$1,337	$(235)	$110,907
Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at March 31, 2014 and December 31, 2013.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$75,801	$75,806
Equity mutual fund	500	500
Mortgage-backed securities - residential	26,017	27,181
Collateralized mortgage obligations - residential	12,486	12,456
SBA-guaranteed loan participation certificates	34	34
	$114,838	$115,977

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Sales of securities were as follows:

	For the Three Months Ended March 31,
	2014	2013
Proceeds	$3,663	$—
Gross gains	—	—
Gross losses	7	—
Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2014
Mortgage-backed securities - residential	$2,569	$(127)	$—	$—	$2,569	$(127)
Collateralized mortgage obligations - residential	10,313	(69)	—	—	10,313	(69)
	$12,882	$(196)	$—	$—	$12,882	$(196)

December 31, 2013
Equity mutual fund	$497	$(3)	$—	$—	$497	$(3)
Mortgage-backed securities - residential	2,806	(160)	—	—	2,806	(160)
Collateralized mortgage obligations - residential	11,233	(72)	—	—	11,233	(72)
	$14,536	$(235)	$—	$—	$14,536	$(235)
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
Certain residential mortgage-backed securities and a collateralized mortgage obligation that the Company holds in its investment portfolio were in an unrealized loss position at March 31, 2014, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are as follows:

	March 31, 2014	December 31, 2013
One-to-four family residential real estate	$197,831	$201,382
Multi-family mortgage	416,356	396,058
Nonresidential real estate	251,873	263,567
Construction and land	3,396	6,570
Commercial loans	53,661	54,255
Commercial leases	185,474	187,112
Consumer	2,476	2,317
	1,111,067	1,111,261
Net deferred loan origination costs	1,002	970
Allowance for loan losses	(14,181)	(14,154)
Loans, net	$1,097,888	$1,098,077
The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
March 31, 2014
One-to-four family residential real estate	$20	$5	$3,508	$3,533	$3,918	$101	$193,812	$197,831
Multi-family mortgage	195	—	4,515	4,710	6,937	—	409,419	416,356
Nonresidential real estate	257	—	3,715	3,972	9,758	153	241,962	251,873
Construction and land	12	—	244	256	270	—	3,126	3,396
Commercial loans	—	—	669	669	—	23	53,638	53,661
Commercial leases	—	—	942	942	8	—	185,466	185,474
Consumer	—	—	99	99	77	—	2,399	2,476
	$484	$5	$13,692	$14,181	$20,968	$277	$1,089,822	1,111,067
Net deferred loan origination costs								1,002
Allowance for loan losses								(14,181)
Loans, net								$1,097,888

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
December 31, 2013
One-to-four family residential real estate	$26	$5	$3,817	$3,848	$3,692	$100	$197,590	$201,382
Multi-family mortgage	255	—	4,189	4,444	7,031	—	389,027	396,058
Nonresidential real estate	77	—	3,658	3,735	4,381	1,633	257,553	263,567
Construction and land	12	—	381	393	383	—	6,187	6,570
Commercial loans	—	—	731	731	—	23	54,232	54,255
Commercial leases	—	—	946	946	—	—	187,112	187,112
Consumer	—	—	57	57	77	—	2,240	2,317
	$370	$5	$13,779	$14,154	$15,564	$1,756	$1,093,941	1,111,261
Net deferred loan origination costs								970
Allowance for loan losses								(14,154)
Loans, net								$1,098,077
Activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2014	2013
Beginning balance	$14,154	$18,035
Loans charged offs:
One-to-four family residential real estate	(56)	(369)
Multi-family mortgage	(90)	(236)
Nonresidential real estate	(580)	(79)
Construction and land	—	(927)
Commercial loans	(22)	(19)
Commercial leases	—	—
Consumer	(6)	—
	(754)	(1,630)
Recoveries:
One-to-four family residential real estate	11	242
Multi-family mortgage	14	57
Nonresidential real estate	20	19
Construction and land	250	2
Commercial loans	8	5
Consumer	2	1
	305	326
Net charge-off	(449)	(1,304)
Provision for loan losses	476	722
Ending balance	$14,181	$17,453

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
Less unamortized discount
Less previous charge-offs
Plus recorded accrued interest
Less reserve for uncollected interest
= Recorded investment
The following tables present loans individually evaluated for impairment by class of loans, excluding purchased impaired loans:

					For the Three Months Ended March 31, 2014
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2014
With no related allowance recorded:
One-to-four family residential real estate	$4,243	$2,865	$1,356	$—	$2,598	$4
One-to-four family residential real estate - non-owner occupied	835	776	43	—	788	—
Multi-family mortgage	5,294	4,297	4	—	4,281	10
Wholesale commercial lending	524	524	—	—	131	8
Nonresidential real estate	8,963	7,954	394	—	4,385	16
Land	160	150	8	—	178	—
Commercial loans - secured	77	77	—	—	77	1
Non-rated commercial leases	8	8	—	—	2	—
	20,104	16,651	1,805	—	12,440	39
With an allowance recorded:
One-to-four family residential real estate - non-owner occupied	383	267	127	20	343	—
Multi-family mortgage	2,586	2,093	470	195	2,256	9
Nonresidential real estate	2,425	1,752	641	257	1,007	16
Land	180	119	60	12	119	—
	5,574	4,231	1,298	484	3,725	25
Total	$25,678	$20,882	$3,103	$484	$16,165	$64

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2013
With no related allowance recorded:
One-to-four family residential real estate	$3,656	$2,540	$1,102	$—	$3,693	$20
One-to-four family residential real estate - non-owner occupied	875	706	137	—	591	—
Multi-family mortgage	5,466	4,449	4	—	6,098	27
Wholesale commercial lending	—	—	—	—	306	—
Nonresidential real estate	4,062	3,313	253	—	4,054	33
Land	274	263	8	—	169	—
Commercial loans - secured	77	77	—	—	83	—
	14,410	11,348	1,504	—	14,994	80
With an allowance recorded:
One-to-four family residential real estate - non-owner occupied	490	438	38	26	393	2
Multi-family mortgage	3,144	2,541	573	255	2,998	125
Nonresidential real estate	1,343	1,048	255	77	2,148	15
Land	180	119	60	12	1,265	—
	5,157	4,146	926	370	6,804	142
Total	$19,567	$15,494	$2,430	$370	$21,798	$222
Purchased Impaired Loans
As a result of its acquisition of Downers Grove National Bank, the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. The carrying amounts of these purchased impaired loans are as follows:

	March 31, 2014	December 31, 2013
One-to-four family residential real estate	$101	$100
Nonresidential real estate	153	1,633
Commercial loans	23	23
Outstanding balance	$277	$1,756
Carrying amount, net of allowance ($5 at March 31, 2014 and December 31, 2013)	$272	$1,751

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Accretable yield, or income expected to be collected, related to purchased impaired loans are as follows:

	Three Months Ended March 31,
	2014	2013
Beginning balance	$37	$196
Reclassifications from nonaccretable difference	(2)	—
Accretion of income	18	50
Ending balance	$17	$146
For the above purchased impaired loans, there was no change to the allowance for loan losses for the three months ended March 31, 2014. For the above purchased impaired loans, the allowance for loan losses was decreased by $9,000 for the three months ended March 31, 2013.
Purchased impaired loans for which it was probable at the date of acquisition that all contractually required payments would not be collected are as follows:

	March 31, 2014	December 31, 2013
Contractually required payments receivable of loans purchased:
One-to-four family residential real estate	$832	$832
Nonresidential real estate	203	1,999
Commercial loans	222	222
	$1,257	$3,053
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
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans, excluding purchased impaired loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
March 31, 2014
One-to-four family residential real estate	$3,989	$3,965	$—
One-to-four family residential real estate – non owner occupied	1,047	1,043	—
Multi-family mortgage	7,625	6,617	—
Nonresidential real estate	9,281	8,715	—
Land	273	269	—
Commercial loans – secured	77	77	—
Non-rated commercial leases	8	8	—
	$22,300	$20,694	$—
December 31, 2013
One-to-four family residential real estate	$3,516	$3,498	$—
One-to-four family residential real estate – non owner occupied	1,190	1,143	—
Multi-family mortgage	8,142	7,098	228
Nonresidential real estate	4,748	4,214	—
Land	387	382	—
Commercial loans – secured	77	77	—
Consumer	12	12	—
	$18,072	$16,424	$228
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $1.4 million and $1.3 million at March 31, 2014 and December 31, 2013, respectively. Except for purchased impaired loans, when a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at March 31, 2014 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$598	$1,295	$3,351	$5,244	$138,288	$143,532
One-to-four family residential real estate - non-owner occupied	143	—	1,002	1,145	52,521	53,666
Multi-family mortgage	3,748	547	5,235	9,530	318,791	328,321
Wholesale commercial lending	—	—	—	—	85,942	85,942
Nonresidential real estate	1,177	1,842	7,821	10,840	238,840	249,680
Construction	—	—	—	—	93	93
Land	—	—	269	269	3,002	3,271
Commercial loans:
Secured	85	—	—	85	11,916	12,001
Unsecured	18	—	—	18	3,360	3,378
Municipal	—	—	—	—	2,531	2,531
Warehouse lines	22	—	—	22	8,276	8,298
Health care	—	—	—	—	17,470	17,470
Aviation	—	—	—	—	1,090	1,090
Other	—	—	—	—	9,024	9,024
Commercial leases:
Investment rated commercial leases	249	—	—	249	147,115	147,364
Below investment grade	153	—	8	161	12,979	13,140
Non-rated	18	—	—	18	23,616	23,634
Lease pools	—	—	—	—	2,430	2,430
Consumer	3	—	—	3	2,482	2,485
	$6,214	$3,684	$17,686	$27,584	$1,079,766	$1,107,350

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Purchased impaired loans
One-to-four family residential real estate - non-owner occupied	$—	$—	$101	$101	$—	$101
Nonresidential real estate	—	—	153	153	—	153
Commercial – secured	—	—	23	23	—	23
	$—	$—	$277	$277	$—	$277

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the aging of the recorded investment of loans at December 31, 2013 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$751	$424	$2,876	$4,051	$142,058	$146,109
One-to-four family residential real estate - non-owner occupied	905	—	960	1,865	52,676	54,541
Multi-family mortgage	2,193	1,716	6,354	10,263	303,903	314,166
Wholesale commercial lending	—	—	—	—	78,531	78,531
Nonresidential real estate	4,432	1,363	3,969	9,764	249,194	258,958
Construction				—	2,486	2,486
Land	—	—	382	382	3,684	4,066
Commercial loans:
Secured	9	—	—	9	15,971	15,980
Unsecured	25	—	—	25	4,117	4,142
Municipal	—	—	—	—	2,849	2,849
Warehouse lines	—	—	—	—	1,927	1,927
Health care	—	—	—	—	19,381	19,381
Aviation	—	—	—	—	1,102	1,102
Other	—	—	—	—	9,006	9,006
Commercial leases:
Investment rated commercial leases	—	—	—	—	147,374	147,374
Below investment grade	8	—	—	8	14,739	14,747
Non-rated	—	—	—	—	23,175	23,175
Lease pools	—	—	—	—	3,011	3,011
Consumer	3	4	4	11	2,317	2,328
	$8,326	$3,507	$14,545	$26,378	$1,077,501	$1,103,879

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Purchased impaired loans
One-to-four family residential real estate - non-owner occupied	$—	$—	$100	$100	$—	$100
Nonresidential real estate	—	—	1,631	1,631	—	1,631
Commercial loans – secured	—	—	23	23	—	23
	$—	$—	$1,754	$1,754	$—	$1,754

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
The Company had $3.4 million of TDRs at March 31, 2014, compared to $3.3 million at December 31, 2013, with $53,000 in specific valuation reserves allocated to those loans at March 31, 2014 and December 31, 2013. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date.
The following table presents loans classified as TDRs:

	March 31, 2014	December 31, 2013
One-to-four family residential real estate	$2,108	$2,093
Multi-family mortgage	522	518
Troubled debt restructured loans – accrual loans	2,630	2,611
One-to-four family residential real estate	384	342
Multi-family mortgage	384	384
Troubled debt restructured loans – nonaccrual loans	768	726
Total troubled debt restructured loans	$3,398	$3,337
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
During the three months ending March 31, 2014 and 2013, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDR activity:

	Three Months Ended March 31,
	2014			2013
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	2	$121	$80	1	$384	$384

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the Three Months Ended March 31, 2014
One-to-four family residential real estate	$—	$28	$52	$80

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the Three Months Ended March 31, 2013
One-to-four family residential real estate	$—	$384	$—	$384
The TDRs described above had no material impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in charge-offs of $41,000 for the three months ended March 31, 2014. The TDRs had no impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs for the three months ended March 31, 2013.
There were no TDRs for which there was a payment default during the three months ended March 31, 2014 and 2013 within twelve months following the modification.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The terms of certain other loans were modified during the three months ending March 31, 2014 and 2013 that did not meet the definition of a TDR. These loans had a total recorded investment of $739,000 and $324,000 at March 31, 2014 and 2013, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of March 31, 2014, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$136,175	$625	$3,003	$3,983	$143,786
One-to-four family residential real estate - non-owner occupied	52,214	—	687	1,144	54,045
Multi-family mortgage	314,560	4,550	4,739	6,412	330,261
Wholesale commercial lending	84,928	—	1,167	—	86,095
Nonresidential real estate	231,279	4,235	7,454	8,905	251,873
Construction	89	—	—	—	89
Land	2,800	128	109	270	3,307
Commercial loans:
Secured	11,818	—	74	100	11,992
Unsecured	2,437	60	878	—	3,375
Municipal	2,515	—	—	—	2,515
Warehouse lines	9,021	—	—	—	9,021
Health care	17,425	—	—	—	17,425
Aviation	1,089	—	—	—	1,089
Other	8,244	—	—	—	8,244
Commercial leases:
Investment rated commercial leases	146,500	—	—	—	146,500
Below investment grade	13,055	—	—	8	13,063
Non-rated	23,308	—	184	—	23,492
Lease pools	2,419	—	—	—	2,419
Consumer	2,475	—	1	—	2,476
Total	$1,062,351	$9,598	$18,296	$20,822	$1,111,067

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of December 31, 2013, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$140,716	$269	$1,941	$3,508	$146,434
One-to-four family residential real estate - non-owner occupied	53,010	—	693	1,245	54,948
Multi-family mortgage	300,230	6,471	3,890	7,031	317,622
Wholesale commercial lending	74,569	2,694	1,173	—	78,436
Nonresidential real estate	237,751	6,306	13,645	5,865	263,567
Construction	2,484	—	—	—	2,484
Land	2,871	—	832	383	4,086
Commercial loans:
Secured	15,824	—	78	100	16,002
Unsecured	3,173	67	899	—	4,139
Municipal	2,812	—	—	—	2,812
Warehouse lines	1,904	—	—	—	1,904
Health care	19,330	—	—	—	19,330
Aviation	1,100	—	—	—	1,100
Other	8,968	—	—	—	8,968
Commercial leases:
Investment rated commercial leases	146,471	—	—	—	146,471
Below investment grade	14,626	—	—	—	14,626
Non-rated	22,805	—	210	—	23,015
Lease pools	3,000	—	—	—	3,000
Consumer	2,316	—	1	—	2,317
Total	$1,053,960	$15,807	$23,362	$18,132	$1,111,261
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2014
Securities:
Certificates of deposit	$—	$75,621	$—	$75,621
Municipal securities	—	185	—	185
Equity mutual fund	500	—	—	500
Mortgage-backed securities – residential	—	27,181	—	27,181
Collateralized mortgage obligations – residential	—	12,456	—	12,456
SBA-guaranteed loan participation certificates	—	34	—	34
	$500	$115,477	$—	$115,977
December 31, 2013
Securities:
Certificates of deposit	$—	$65,010	$—	$65,010
Municipal securities	—	187	—	187
Equity mutual fund	497	—	—	497
Mortgage-backed securities - residential	—	28,364	—	28,364
Collateralized mortgage obligations – residential	—	16,814	—	16,814
SBA-guaranteed loan participation certificates	—	35	—	35
	$497	$110,410	$—	$110,907

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2014
Impaired loans:
One-to-four family residential real estate	$—	$—	$295	$295
Multi-family mortgage	—	—	1,898	1,898
Nonresidential real estate	—	—	1,495	1,495
Construction and land	—	—	107	107
	$—	$—	$3,795	$3,795
Other real estate owned:
One-to-four family residential real estate	$—	$—	$74	$74
Nonresidential real estate	—	—	172	172
Land	—	—	171	171
	$—	$—	$417	$417
Mortgage servicing rights	$—	$—	$187	$187

December 31, 2013
Impaired loans:
One-to-four family residential real estate	$—	$—	$460	$460
Multi-family mortgage	—	—	2,286	2,286
Nonresidential real estate	—	—	971	971
Construction and land	—	—	107	107
	$—	$—	$3,824	$3,824
Other real estate owned:
One-to-four family residential real estate	$—	$—	$297	$297
Nonresidential real estate	—	—	460	460
Land	—	—	1,019	1,019
	$—	$—	$1,776	$1,776
Mortgage servicing rights	$—	$—	$198	$198
Impaired loans, including purchased impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, with specific valuation allowances, had a carrying amount of $4.3 million, with a valuation allowance of $489,000 at March 31, 2014, compared to a carrying amount of $4.2 million, with a valuation allowance of $375,000 at December 31, 2013, resulting in an increase in the provision for loan losses of $114,000 for the three months ended March 31, 2014.
Other real estate owned ("OREO"), which is carried at the lower of cost or fair value less costs to sell, had a carrying value of $1.3 million less a valuation allowance of $904,000, or $417,000 at March 31, 2014, compared to $2.7 million less a valuation allowance of $902,000, or $1.8 million at December 31, 2013. There were $44,000 of valuation adjustments of OREO recorded for the three months ended March 31, 2014.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $187,000 at March 31, 2014, and $198,000 at December 31, 2013. A pre-tax provision of $4,000 on our mortgage servicing rights portfolio was included in noninterest income for the three months ended March 31, 2014, compared to a recovery of $26,000 for the same period in 2013.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
One-to-four family residential real estate loans	$295	Sales comparison	Discount applied to valuation	16.9% (17%)
Multi-family mortgage loans	1,898	Sales comparison	Comparison between sales and income approaches	9.5% to 16.9% (13%)
		Income approach	Cap Rate	11% to 13.8% (12%)
Nonresidential real estate loans	1,495	Sales comparison	Comparison between sales and income approaches	-1.4% to 34.9% (22%)
		Income approach	Cap Rate	10%
Construction and land loans	107	Sales comparison	Discount applied to valuation	21.8% (22%)
Impaired loans	$3,795
Other real estate owned:
One-to-four family residential real estate	$74	Sales comparison	Discount applied to valuation	9.6% (10%)
Nonresidential real estate	172	Sales comparison	Comparison between sales and income approaches	15.6% (16%)
Land	171	Sales comparison	Discount applied to valuation	8.7% to 11.2% (11%)
Other real estate owned	$417
Mortgage servicing rights	$187	Third party valuation	Present value of future servicing income based on prepayment speeds	11.6 % to 25.1% (15%)
		Third party valuation	Present value of future servicing income based on default rates	12%

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
One-to-four family residential real estate	$460	Sales comparison	Discount applied to valuation	7.5% to 12.8% (10%)
Multi-family mortgage	2,286	Sales comparison	Comparison between sales and income approaches	12.3% to 19.4% (17%)
		Income approach	Cap Rate	7.25% to 13.8% (9%)
Nonresidential real estate	971	Sales comparison	Comparison between sales and income approaches	-3.0% to 45.1% (11%)
		Income approach	Cap Rate	10% to 10.7% (10%)
Construction and land loans	107	Sales comparison	Discount applied to valuation	21%
	$3,824
Other real estate owned
One-to-four family residential real estate	$297	Sales comparison	Discount applied to valuation	5.0% to 9.4% (8%)
Nonresidential real estate	460	Sales comparison	Comparison between sales and income approaches	0% to 10.1% (7%)
Land	1,019	Sales comparison	Discount applied to valuation	0% to 10.2% (2%)
	$1,776
Mortgage servicing rights	$198	Third party valuation	Present value of future servicing income based on prepayment speeds	11.4 % to 23.5% (15%)
		Third party valuation	Present value of future servicing income based on default rates	12%

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at March 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$151,724	$13,869	$137,855	$—	$151,724
Securities	115,977	500	115,477	—	115,977
Loans held for sale	—	—	—	—	—
Loans receivable, net of allowance for loan losses	1,097,888	—	1,038,395	3,795	1,042,190
FHLBC stock	6,068	—	—	—	N/A
Accrued interest receivable	3,728	—	3,728	—	3,728
Financial liabilities					—
Noninterest-bearing demand deposits	$129,732	$—	$129,732	$—	$129,732
Savings deposits	156,174	—	156,174	—	156,174
NOW and money market accounts	706,994	—	706,994	—	706,994
Certificates of deposit	259,919	—	260,225	—	260,225
Borrowings	2,668	—	2,666	—	2,666
Accrued interest payable	101	—	101	—	101

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$160,957	$15,781	$145,176	$—	$160,957
Securities	110,907	497	110,410	—	110,907
Loans held for sale	—	—	—	—	—
Loans receivable, net of allowance for loan losses	1,098,077	—	1,049,111	3,824	1,052,935
FHLBC stock	6,068	—	—	—	N/A
Accrued interest receivable	3,933	—	3,933	—	3,933
Financial liabilities
Noninterest-bearing demand deposits	$126,680	$—	$126,680	$—	$126,680
Savings deposits	149,602	—	149,602	—	149,602
NOW and money market accounts	700,804	—	700,804	—	700,804
Certificates of deposit	275,622	—	276,022	—	276,022
Borrowings	3,055	—	3,057	—	3,057
Accrued interest payable	113	—	113	—	113
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
These risks and uncertainties, as well as the Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and all amendments thereto, as filed with the Securities and Exchange Commission.
Overview
The year 2014 started slowly but business activity accelerated during the course of the first quarter of 2014. Loan and deposit balances remained constant. Loan origination volumes decreased compared to the fourth quarter of 2013; however, loan pipelines began to expand in the latter part of the first quarter of 2014. We expect to increase loan portfolio balances during the remainder of 2014 at a rate at least equal to the percentage growth experienced in the same time period in 2013.
Core earnings per share increased due principally to ongoing improvements in core operating expenses. Core net interest income was essentially stable as increased revenues from higher loan balances in the multifamily real estate loan category were offset by loan renewals at lower rates. We believe that loan renewal volume for 2014 peaked in the first quarter of 2014 and we expect that it will progressively decline in succeeding quarters. Non-interest income was lower due to lower deposit account transaction volumes, particularly in debit card activity, in the first two months of the quarter. Non-interest expense continued to trend toward targeted levels despite higher occupancy and employee benefits costs due to seasonal factors.
Our ratio of classified assets to total capital remained stable in the first quarter of 2014 as further improvements in loan portfolio quality resulting from repayments of performing classified and non-performing loans were primarily offset by certain loans being placed on non-accrual status in preparation for restructuring transactions in the second quarter of 2014 or due to timing issues relating to an external refinance. Absent currently unforeseen events, we expect to resume our path to achieve our historical asset quality levels at or before the end of 2014.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	March 31, 2014	December 31, 2013	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,448,542	$1,453,594	$(5,052)
Loans, net	1,097,888	1,098,077	(189)
Securities, at fair value	115,977	110,907	5,070
Core deposit intangible	2,284	2,433	(149)
Deposits	1,252,819	1,252,708	111
Borrowings	2,668	3,055	(387)
Equity	176,864	175,627	1,237

	Three Months Ended March 31,
	2014	2013	Change
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$12,086	$12,713	$(627)
Interest expense	812	994	(182)
Net interest income	11,274	11,719	(445)
Provision for loan losses	476	722	(246)
Net interest income after provision for loan losses	10,798	10,997	(199)
Noninterest income	1,532	3,029	(1,497)
Noninterest expense	11,371	13,348	(1,977)
Income before income tax expense	959	678	281
Income tax expense	17	—	17
Net income	$942	$678	$264

	Three Months Ended March 31,
	2014	2013
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.26%	0.19%
Return on equity (ratio of net income to average equity) (1)	2.12	1.55
Average equity to average assets	12.29	11.95
Net interest rate spread (1) (2)	3.30	3.39
Net interest margin (1) (3)	3.34	3.45
Efficiency ratio (4)	88.79	90.51
Noninterest expense to average total assets (1)	3.15	3.65
Average interest-earning assets to average interest-bearing liabilities	121.85	120.81
Dividends declared per share	$—	$—
Dividend payout ratio	N.M.	N.M.

	At March 31, 2014	At December 31, 2013
Asset Quality Ratios:
Nonperforming assets to total assets (5)	2.05%	1.70%
Nonperforming loans to total loans	1.89	1.66
Allowance for loan losses to nonperforming loans	67.62	76.89
Allowance for loan losses to total loans	1.28	1.27
Capital Ratios:
Equity to total assets at end of period	12.21%	12.08%
Tier 1 leverage ratio (Bank only)	10.31	10.16
Other Data:
Number of full-service offices	19	20
Employees (full-time equivalents)	281	301

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.

N.M. Not Meaningful

Comparison of Financial Condition at March 31, 2014 and December 31, 2013
Total assets decreased $5.1 million, or 0.3%, to $1.449 billion at March 31, 2014, from $1.454 billion at December 31, 2013. The decrease in total assets was primarily due to a decrease in cash and cash equivalents, partially offset by increases in securities and OREO. Securities increased $5.1 million to $116.0 million at March 31, 2014, from $110.9 million at December 31, 2013. Cash and cash equivalents decreased by $9.2 million to $151.7 million at March 31, 2014, from $161.0 million at December 31, 2013.
Total liabilities decreased by $6.3 million, or 0.5%, to $1.272 billion at March 31, 2014, from $1.278 billion at December 31, 2013. Total deposits remained constant at $1.253 billion at March 31, 2014 and December 31, 2013. Certificates of deposit decreased $15.7 million, or 5.7%, to $259.9 million at March 31, 2014, from $275.6 million at December 31, 2013. Noninterest-

bearing demand deposits increased $3.1 million, or 2.4%, to $129.7 million at March 31, 2014, from $126.7 million at December 31, 2013. Savings accounts increased $6.6 million, or 4.4%, to $156.2 million at March 31, 2014, from $149.6 million at December 31, 2013. Money market and interest-bearing NOW accounts decreased $6.2 million, or 0.9%, to $707.0 million at March 31, 2014, from $700.8 million at December 31, 2013. Core deposits increased to 79.3% of total deposits at March 31, 2014, from 78.0% of total deposits at December 31, 2013.
Total stockholders’ equity was $176.9 million at March 31, 2014, compared to $175.6 million at December 31, 2013. The increase in total stockholders’ equity was primarily due to the $942,000 of net income that we recorded for the three months ended March 31, 2014. The unallocated shares of common stock that our ESOP owns were reflected as an $11.0 million reduction to stockholders’ equity at March 31, 2014, compared to an $11.3 million reduction at December 31, 2013.
Operating results for the three months ended March 31, 2014 and 2013
Net Income. We had net income of $942,000 for the three months ended March 31, 2014, compared to $678,000 for the three months ended March 31, 2013. Earnings per basic and fully diluted share of common stock were $0.05 for the three months ended March 31, 2014, compared to $0.03 per basic and fully diluted share of common stock for the three months ended March 31, 2013.
Net Interest Income. Net interest income was $11.3 million for the three months ended March 31, 2014, compared to $11.7 million for the same period in 2013. The decrease reflected a $627,000, or 4.9%, decrease in interest income and a $182,000, or 18.3%, decrease in interest expense.
The decrease in net interest income was primarily attributable to decreases in average interest-earning assets and the yield on interest-earning assets. Total average interest-earning assets decreased $11.9 million, or 0.9%, to $1.367 billion for the three months ended March 31, 2014, from $1.379 billion for the same period in 2013. Our net interest rate spread decreased by nine basis points to 3.30% for the three months ended March 31, 2014, from 3.39% for the same period in 2013. Our net interest margin decreased by 11 basis points to 3.34% for the three months ended March 31, 2014, from 3.45% for the same period in 2013. The decrease in the net interest rate spread and net interest margin was a result of lower yields on interest-earning assets, which was partially offset by decreases in the average balance and yields of our interest-bearing liabilities. The yield on interest-earning assets decreased 15 basis points to 3.59% for the three months ended March 31, 2014, from 3.74% for the same period in 2013, and the cost of interest-bearing liabilities decreased six basis points to 0.29% for the three months ended March 31, 2014, from 0.35% for the same period in 2013.

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

	Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,114,433	$11,699	4.26%	$1,028,907	$12,278	4.84%
Securities	115,089	296	1.04	73,284	250	1.39
Stock in FHLBC	6,068	5	0.33	8,026	6	0.30
Other	131,635	86	0.26	268,939	179	0.27
Total interest-earning assets	1,367,225	12,086	3.59	1,379,156	12,713	3.74
Noninterest-earning assets	75,442			82,963
Total assets	$1,442,667			$1,462,119
Interest-bearing Liabilities:
Savings deposits	$152,142	38	0.10	$145,932	37	0.10
Money market accounts	346,893	277	0.32	345,483	313	0.37
NOW accounts	351,310	88	0.10	346,495	105	0.12
Certificates of deposit	269,100	407	0.61	300,528	531	0.72
Total deposits	1,119,445	810	0.29	1,138,438	986	0.35
Borrowings	2,582	2	0.31	3,187	8	1.02
Total interest-bearing liabilities	1,122,027	812	0.29	1,141,625	994	0.35
Noninterest-bearing deposits	125,108			128,365
Noninterest-bearing liabilities	18,201			17,363
Total liabilities	1,265,336			1,287,353
Equity	177,331			174,766
Total liabilities and equity	$1,442,667			$1,462,119
Net interest income		$11,274			$11,719
Net interest rate spread (2)			3.30%			3.39%
Net interest-earning assets (3)	$245,198			$237,531
Net interest margin (4)			3.34%			3.45%
Ratio of interest-earning assets to interest-bearing liabilities	121.85%			120.81%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
The provision for loan losses totaled $476,000 for the three months ended March 31, 2014, compared to $722,000 for the same period in 2013. The provision for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $87,000, or 0.63%, to $13.7 million at March 31, 2014, compared to $13.8 million at December 31, 2013. Net charge-offs were $449,000 for the three months ended March 31, 2014. The reserve established for loans individually evaluated for impairment increased $114,000 for the three months ended March 31, 2014. The allowance for loan losses as a percentage of nonperforming loans was 67.62% at March 31, 2014, compared to 76.89% at December 31, 2013.
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
Noninterest Income

	Three Months Ended March 31,
	2014	2013	Change
	(Dollars in thousands)
Deposit service charges and fees	$433	$499	$(66)
Other fee income	527	538	(11)
Insurance commissions and annuities income	87	109	(22)
Gain on sale of loans, net	24	1,417	(1,393)
Loss on sales of securities	(7)	—	(7)
Gain on disposition of premises and equipment	2	—	2
Loan servicing fees	104	123	(19)
Amortization of servicing assets	(32)	(59)	27
Recovery (impairment) of servicing assets	(4)	26	(30)
Earnings on bank owned life insurance	64	70	(6)
Trust income	164	181	(17)
Other	170	125	45
Total noninterest income	$1,532	$3,029	$(1,497)
Noninterest income decreased by $1.5 million to $1.5 million for the three months ended March 31, 2014, from $3.0 million for the same period in 2013, due in substantial part to a lower gain on loan sales. Noninterest income for the three months ended March 31, 2014 included a $24,000 gain on sale of loans, compared to a $1.4 million gain on sale of loans that was recorded for the same period in 2013, which included recurring loan sale activity combined with the completion of the sale of the owner-occupied and investor-owned one-to- four family residential loans that we designated as held for sale at December 31, 2012.

Noninterest Expense

	Three Months Ended March 31,
	2014	2013	Change
	(Dollars in thousands)
Compensation and benefits	$5,958	$6,752	$(794)
Office occupancy and equipment	1,914	1,948	(34)
Advertising and public relations	162	146	16
Information technology	639	758	(119)
Supplies, telephone and postage	391	452	(61)
Amortization of intangibles	149	156	(7)
Nonperforming asset management	104	694	(590)
Loss on sale other real estate owned	6	69	(63)
Valuation adjustments of other real estate owned	44	89	(45)
Operations of other real estate owned	207	353	(146)
FDIC insurance premiums	479	492	(13)
Other	1,318	1,439	(121)
Total noninterest expense	$11,371	$13,348	$(1,977)
Noninterest expense decreased by $2.0 million, or 14.8%, to $11.4 million for the three months ended March 31, 2014, from $13.3 million for the same period in 2013, due in substantial part to decreases in compensation and benefits expense and nonperforming asset management and OREO expenses. Compensation and benefits expense decreased $794,000, primarily due to a reduction in full time equivalent employees to 281 at March 31, 2014 from 347 at March 31, 2013. Nonperforming asset management and OREO expenses decreased $844,000, or 70.0%, to $361,000 for the three months ended March 31, 2014 from $1.2 million for the same period in 2013. Nonperforming asset management expenses decreased $590,000, or 85.0%, to $104,000 for the three months ended March 31, 2014, from $694,000 for the same period in 2013, primarily due to a decline in nonperforming assets and expenses relating to resolutions and accelerated dispositions of nonperforming assets. OREO expenses decreased $146,000, or 41.4%, to $207,000 for the three months ended March 31, 2014, from $353,000 for the same period in 2013. The results for the three months ended March 31, 2014 included a $44,000 OREO valuation adjustment, compared to an $89,000 OREO valuation adjustment for the same period in 2013. Noninterest expense for the three months ended March 31, 2013 also included the payment of $203,000 of settlements concerning two sold mortgage loans.
Income Taxes
For the three months ended March 31, 2014, we recorded $17,000 income tax expense for state taxes. For the three months ended March 31, 2013, we recorded no income tax expense or benefit due to the full valuation allowance we have established for deferred tax assets.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At March 31, 2014, we had no loans in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–improved” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of March 31, 2014, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	March 31, 2014	December 31, 2013	Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$5,008	$4,641	$367
Multi-family mortgage	6,617	7,098	(481)
Nonresidential real estate	8,715	4,214	4,501
Construction and land	269	382	(113)
Commercial	77	89	(12)
Commercial leases	8	—	8
	20,694	16,424	4,270
Loans Past Due Over 90 Days, still accruing	—	228	(228)
Other real estate owned:
One-to-four family residential	1,098	901	197
Multi-family mortgage	3,220	1,921	1,299
Nonresidential real estate	2,086	1,181	905
Land	258	275	(17)
	6,662	4,278	2,384
Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	27,356	20,930	6,426
Purchased impaired loans:
One-to-four family residential	101	100	1
Nonresidential real estate	153	1,633	(1,480)
Commercial	23	23	—
	277	1,756	(1,479)
Purchased other real estate owned:
One-to-four family residential	156	176	(20)
Land	1,852	1,852	—
	2,008	2,028	(20)
Purchased impaired loans and other real estate owned	2,285	3,784	(1,499)
Total nonperforming assets	$29,641	$24,714	$4,927
Ratios:
Nonperforming loans to total loans	1.89%	1.66%
Nonperforming loans to total loans (1)	1.86	1.50
Nonperforming assets to total assets	2.05	1.70
Nonperforming assets to total assets(1)	1.89	1.44

(1)	These asset quality ratios exclude purchased impaired loans and purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

Nonperforming Assets
Nonperforming assets totaled $29.6 million at March 31, 2014 and $24.7 million at December 31, 2013, a $4.9 million increase. The increase was primarily attributable to lending relationships with three borrowers, one of which was resolved shortly after the close of the first quarter of 2014, and a $2.4 million increase in OREO. Based on current information and pending agreements to sell OREO, we expect that there will be continued improvements in asset quality in the second quarter of 2014 and the remainder of the year.
One of the three lending relationships contributing to the increase was a $2.2 million matured commercial real estate loan that we placed on non-accrual status because a planned external refinancing was not completed by March 31, 2014. The external refinancing was completed early in the second quarter of 2014 and the proceeds were sufficient to repay all amounts due under the loan other than $38,000 of interest. The unpaid interest was refinanced with a new amortizing secured note.
The other two lending relationships contributing to the increase involved $2.6 million of commercial real estate loans to two borrowers. The loans had previously been classified as Substandard/Performing loans. We placed the loans on nonaccrual status in the first quarter of 2014 based on the receipt of updated financial information that indicated that the borrowers’ debt service capacities no longer supported accrual status. In addition, we recorded impairment charges of $741,000 with respect to these loans to facilitate possible split-note restructuring transactions. Both borrowers have continued to remit their loan payments. We will conduct further evaluations of the borrowers’ debt service capacities, collateral positions and business prospects in the second quarter of 2014 to determine the loan structure that will be necessary to return the loans to accrual status after a period of sustained performance.
We continue to experience modest quantities of defaults on residential loans principally due either to the borrower’s personal financial condition or deteriorated collateral value. In the first quarter of 2014, seven residential loans with total balances of $976,000 were placed on non-accrual status. The remaining loans that were placed on non-accrual status in the first quarter of 2014 were small multifamily or commercial real estate loans for which we believed that non-renewal at maturity or formal collection action was the most effective method to achieve repayment in the shortest amount of time.
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
The following tables represent the rollfoward of OREO and the composition of OREO properties:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Beginning balance	$6,306	$10,358
New foreclosed properties	2,568	555
Valuation adjustments	(44)	(89)
Loss on sale of other real estate owned	(6)	(69)
Proceeds from sales of other real estate owned	(154)	(2,667)
Ending balance	$8,670	$8,088

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
One-to-four family residential	$1,098	$901
Multi-family mortgage	3,220	1,921
Nonresidential real estate	2,086	1,181
Land	258	275
	6,662	4,278
Acquired other real estate owned:
One-to-four family residential	156	176
Land	1,852	1,852
	2,008	2,028
Total other real estate owned	$8,670	$6,306
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances. We had no outstanding advances at March 31, 2014.
As of March 31, 2014, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of March 31, 2014, we had no other material commitments for capital expenditures.
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
Actual capital ratios and minimum required ratios for the Bank were:

	Actual Ratio	Minimum required to be Well Capitalized Under Prompt Corrective Action Provisions	Minimum Capital Ratios Established under Capital Plans
March 31, 2014
Total capital (to risk-weighted assets)
Consolidated	17.52%	8.00%	N/A
BankFinancial, F.S.B.	15.17	8.00	12.00%
Tier 1 (core) capital (to risk-weighted assets)
Consolidated	16.27	4.00	N/A
BankFinancial, F.S.B.	13.92	4.00	8.00
Tier 1 (core) capital (to adjusted total assets)
Consolidated	12.05	4.00	N/A
BankFinancial, F.S.B.	10.31	4.00	8.00
December 31, 2013
Total capital (to risk-weighted assets)
Consolidated	17.28	8.00	N/A
BankFinancial, F.S.B.	14.93	8.00	12.00
Tier 1 (core) capital (to risk-weighted assets)
Consolidated	16.03	4.00	N/A
BankFinancial, F.S.B.	13.68	4.00	8.00
Tier 1 (core) capital (to adjusted total assets)
Consolidated	11.92	4.00	N/A
BankFinancial, F.S.B.	10.16	4.00	8.00
The Bank was notified that, as of March 31, 2014 and December 31, 2013, it was considered well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the Bank’s prompt corrective action capitalization category.
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
Capital Management - Company Total stockholders’ equity was $176.9 million at March 31, 2014, compared to $175.6 million at December 31, 2013. The increase in total stockholders’ equity was primarily due to the $942,000 net income that we recorded for the three months ended March 31, 2014. The unallocated shares of common stock that our ESOP owns were reflected as a $11.0 million reduction to stockholders’ equity at March 31, 2014, compared to a $11.3 million reduction at December 31, 2013.
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
Stock Repurchase Program. Our Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. The authorization permitted shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization was utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. As of March 31, 2014, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that had been authorized for repurchase. Federal Reserve Board Supervisory Letter SR 09-4 provides that holding companies experiencing financial weaknesses such as operating losses should notify and make a submission to the Federal Reserve Bank before redeeming or repurchasing common stock. The Company has no plans to conduct such discussions with the Federal Reserve supervisory staff or engage in stock repurchases at this time.
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
Quantitative Analysis. The following table sets forth, as of March 31, 2014, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Decrease in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(dollars in thousands)
+400	$(20,033)	(13.57)%	$(7,296)	(16.60)%
+300	(7,857)	(5.32)	(5,439)	(12.37)
+200	(7,169)	(4.86)	(3,679)	(8.37)
+100	(3,802)	(2.58)	(1,969)	(4.48)
0	—	—	—	—
The Company has opted not to include an estimate for a decrease in rates at March 31, 2014 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at March 31, 2014, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 4.86% decrease in NPV and a $3.7 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income requires that we make certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The NPV and net interest income table presented above assumes that the composition of our interest-rate-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Because of the shortcomings mentioned above, management considers many additional factors such as projected changes in loan and deposit balances and various projected forward interest rate scenarios when evaluating strategies for managing interest rate risk. Accordingly, although the NPV and net interest income table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended March 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. In accordance with this authorization, the Company had repurchased 4,239,134 shares of its common stock as of March 31, 2014. The Company has no plans to engage in stock repurchases at this time.

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

BANKFINANCIAL CORPORATION

Dated:	April 30, 2014	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer