Form 10-Q
period 2014-06-30
BankFinancial CORP
filed 2014-07-30
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2014
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
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. At July 28, 2014, there were 21,101,966 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
June 30, 2014

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	June 30, 2014	December 31, 2013
Assets
Cash and due from other financial institutions	$13,715	$15,781
Interest-bearing deposits in other financial institutions	119,790	145,176
Cash and cash equivalents	133,505	160,957
Securities, at fair value	108,979	110,907
Loans receivable, net of allowance for loan losses: June 30, 2014, $14,452 and December 31, 2013, $14,154	1,117,593	1,098,077
Other real estate owned, net	7,704	6,306
Stock in Federal Home Loan Bank, at cost	6,257	6,068
Premises and equipment, net	34,432	35,328
Accrued interest receivable	3,743	3,933
Core deposit intangible	2,141	2,433
Bank owned life insurance	22,083	21,958
Other assets	5,869	7,627
Total assets	$1,442,306	$1,453,594

Liabilities
Deposits
Noninterest-bearing	$131,775	$126,680
Interest-bearing	1,105,565	1,126,028
Total deposits	1,237,340	1,252,708
Borrowings	3,068	3,055
Advance payments by borrowers for taxes and insurance	11,034	10,432
Accrued interest payable and other liabilities	12,545	11,772
Total liabilities	1,263,987	1,277,967

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,101,966 shares issued at June 30, 2014 and December 31, 2013	211	211
Additional paid-in capital	193,684	193,594
Retained earnings (deficit)	(5,207)	(7,342)
Unearned Employee Stock Ownership Plan shares	(10,769)	(11,255)
Accumulated other comprehensive income	400	419
Total stockholders’ equity	178,319	175,627
Total liabilities and stockholders’ equity	$1,442,306	$1,453,594

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest and dividend income
Loans, including fees	$12,085	$11,854	$23,784	$24,132
Securities	287	219	583	469
Other	110	203	201	388
Total interest income	12,482	12,276	24,568	24,989
Interest expense
Deposits	773	933	1,583	1,919
Borrowings	1	2	3	10
Total interest expense	774	935	1,586	1,929
Net interest income	11,708	11,341	22,982	23,060
Provision for loan losses	957	206	1,433	928
Net interest income after provision for loan losses	10,751	11,135	21,549	22,132
Noninterest income
Deposit service charges and fees	465	509	898	1,008
Other fee income	600	604	1,127	1,142
Insurance commissions and annuities income	86	86	173	195
Gain (loss) on sale of loans, net	44	(4)	68	1,413
Loss on sale of securities (includes $7 accumulated other compre-hensive income reclassifications for unrealized net losses on available for sale securities for the six months ended June 30, 2014)	—	—	(7)	—
Gain on disposition of premises and equipment, net	3	—	5	—
Loan servicing fees	104	114	208	237
Amortization and impairment of servicing assets	(44)	(76)	(80)	(109)
Earnings on bank owned life insurance	61	82	125	152
Trust	170	183	334	364
Other	171	205	341	330
	1,660	1,703	3,192	4,732
Noninterest expense
Compensation and benefits	5,596	6,686	11,554	13,438
Office occupancy and equipment	1,626	1,805	3,540	3,753
Advertising and public relations	304	268	466	414
Information technology	691	819	1,330	1,577
Supplies, telephone, and postage	384	400	775	852
Amortization of intangibles	143	150	292	306
Nonperforming asset management	97	655	201	1,349
Operations of other real estate owned	409	422	666	933
FDIC insurance premiums	470	477	949	969
Other	1,262	1,080	2,580	2,519
	10,982	12,762	22,353	26,110
Income before income taxes	1,429	76	2,388	754
Income tax expense	25	—	42	—
Net income	$1,404	$76	$2,346	$754
Basic earnings per common share	$0.07	$—	$0.12	$0.04
Diluted earnings per common share	$0.07	$—	$0.12	$0.04
Weighted average common shares outstanding	20,145,809	19,989,757	20,122,362	19,976,964
Diluted weighted average common shares outstanding	20,160,050	19,990,313	20,136,405	19,977,171

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$1,404	$76	$2,346	$754
Unrealized holding loss arising during the period, net of tax	(56)	(320)	(26)	(444)
Reclassification adjustment for losses included in net income	—	—	7	—
Net current period other comprehensive loss	(56)	(320)	(19)	(444)
Comprehensive income (loss)	$1,348	$(244)	$2,327	$310

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2013	$211	$193,590	$(9,796)	$(12,233)	$1,118	$172,890
Net income	—	—	754	—	—	754
Other comprehensive loss, net of tax effects	—	—	—	—	(444)	(444)
Nonvested stock awards-stock-based compensation expense	—	38	—	—	—	38
Cash dividends declared on common stock ($0.02 per share)	—	—	(422)	—	—	(422)
ESOP shares earned	—	(72)	—	485	—	413
Balance at June 30, 2013	$211	$193,556	$(9,464)	$(11,748)	$674	$173,229

Balance at January 1, 2014	$211	$193,594	$(7,342)	$(11,255)	$419	$175,627
Net income	—	—	2,346	—	—	2,346
Other comprehensive loss, net of tax effects	—	—	—	—	(19)	(19)
Nonvested stock awards-stock-based compensation expense	—	34	—	—	—	34
Cash dividends declared on common stock ($0.01 per share)	—	—	(211)	—	—	(211)
ESOP shares earned	—	56	—	486	—	542
Balance at June 30, 2014	$211	$193,684	$(5,207)	$(10,769)	$400	$178,319

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$2,346	$754
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	1,433	928
ESOP shares earned	542	413
Stock–based compensation expense	34	38
Depreciation and amortization	1,932	2,221
Amortization of premiums and discounts on securities and loans	(257)	(414)
Amortization of core deposit intangible	292	306
Amortization and impairment of servicing assets	80	109
Net change in net deferred loan origination costs	(86)	(53)
Net loss (gain) on sale of other real estate owned	(92)	118
Net gain on sale of loans	(68)	(1,413)
Net loss on sale of securities	7	—
Net gain on disposition of premises and equipment	(5)	—
Loans originated for sale	(1,986)	(7,601)
Proceeds from sale of loans	2,054	8,182
Other real estate owned valuation adjustments	77	230
Net change in:
Accrued interest receivable	190	396
Earnings on bank owned life insurance	(125)	(152)
Other assets	1,564	2,237
Accrued interest payable and other liabilities	773	34
Net cash from operating activities	8,705	6,333
Cash flows from investing activities
Securities
Proceeds from maturities	29,194	21,268
Proceeds from principal repayments	3,346	8,724
Proceeds from sales of securities	3,663	—
Purchases of securities	(34,317)	(3,175)
Loans receivable
Principal payments on loans receivable	221,233	228,608
Originated for investment	(245,967)	(213,704)
Proceeds from sale of loans	—	2,868
Proceeds of redemption of Federal Home Loan Bank of Chicago stock	—	2,344
Purchase of Federal Home Loan Bank of Chicago stock	(189)	—
Proceeds from sale of other real estate owned	2,067	6,478
Purchase of premises and equipment, net	(223)	(25)
Net cash from (used in) investing activities	(21,193)	53,386

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Six Months Ended June 30,
Cash flows from financing activities
Net change in deposits	$(15,368)	$(20,255)
Net change in borrowings	13	(2,627)
Net change in advance payments by borrowers for taxes and insurance	602	(86)
Cash dividends paid on common stock	(211)	(422)
Net cash used in financing activities	(14,964)	(23,390)
Net change in cash and cash equivalents	(27,452)	36,329
Beginning cash and cash equivalents	160,957	275,764
Ending cash and cash equivalents	$133,505	$312,093

Supplemental disclosures of cash flow information:
Interest paid	$1,592	$1,951
Income taxes paid	114	—
Income taxes refunded	—	461
Loans transferred to other real estate owned	3,460	2,756
Due to broker for purchase of securities not settled	—	2,535

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
Principles of Consolidation: The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2014.
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
Recent Accounting Pronouncements
FASB ASC 606 - In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers.  The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income available to common stockholders	$1,404	$76	$2,346	$754
Average common shares outstanding	21,101,966	21,088,263	21,101,966	21,080,657
Less:
Unearned ESOP shares	(937,585)	(1,084,709)	(957,463)	(1,096,757)
Unvested restricted stock shares	(18,572)	(13,797)	(22,141)	(6,936)
Weighted average common shares outstanding	20,145,809	19,989,757	20,122,362	19,976,964
Add - Net effect of dilutive stock options and unvested restricted stock	14,241	556	14,043	207
Diluted weighted average common shares outstanding	20,160,050	19,990,313	20,136,405	19,977,171
Basic earnings per common share	$0.07	$—	$0.12	$0.04
Diluted earnings per common share	$0.07	$—	$0.12	$0.04

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Certificates of deposit	$70,133	$—	$—	$70,133
Municipal securities	180	3	—	183
Equity mutual fund	500	7	—	507
Mortgage-backed securities - residential	25,284	1,159	(70)	26,373
Collateralized mortgage obligations - residential	11,767	42	(58)	11,751
SBA-guaranteed loan participation certificates	32	—	—	32
	$107,896	$1,211	$(128)	$108,979
December 31, 2013
Certificates of deposit	$65,010	$—	$—	$65,010
Municipal securities	180	7	—	187
Equity mutual fund	500	—	(3)	497
Mortgage-backed securities - residential	27,229	1,295	(160)	28,364
Collateralized mortgage obligations - residential	16,851	35	(72)	16,814
SBA-guaranteed loan participation certificates	35	—	—	35
	$109,805	$1,337	$(235)	$110,907
Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at June 30, 2014 and December 31, 2013.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
	Amortized Cost	Fair Value
Due in one year or less	$70,313	$70,316
Equity mutual fund	500	507
Mortgage-backed securities - residential	25,284	26,373
Collateralized mortgage obligations - residential	11,767	11,751
SBA-guaranteed loan participation certificates	32	32
	$107,896	$108,979

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Sales of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds	$—	$—	$3,663	$—
Gross gains	—	—	—	—
Gross losses	—	—	7	—
Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2014
Mortgage-backed securities - residential	$—	$—	$2,473	$(70)	$2,473	$(70)
Collateralized mortgage obligations - residential	9,660	(58)	—	—	9,660	(58)
	$9,660	$(58)	$2,473	$(70)	$12,133	$(128)

December 31, 2013
Equity mutual fund	$497	$(3)	$—	$—	$497	$(3)
Mortgage-backed securities - residential	2,806	(160)	—	—	2,806	(160)
Collateralized mortgage obligations - residential	11,233	(72)	—	—	11,233	(72)
	$14,536	$(235)	$—	$—	$14,536	$(235)
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
Certain residential mortgage-backed securities and certain collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at June 30, 2014, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are as follows:

	June 30, 2014	December 31, 2013
One-to-four family residential real estate	$193,826	$201,382
Multi-family mortgage	439,318	396,058
Nonresidential real estate	246,962	263,567
Construction and land	2,882	6,570
Commercial loans	45,803	54,255
Commercial leases	199,908	187,112
Consumer	2,290	2,317
	1,130,989	1,111,261
Net deferred loan origination costs	1,056	970
Allowance for loan losses	(14,452)	(14,154)
Loans, net	$1,117,593	$1,098,077
The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
June 30, 2014
One-to-four family residential real estate	$9	$5	$3,174	$3,188	$3,516	$102	$190,208	$193,826
Multi-family mortgage	387	—	5,176	5,563	4,829	—	434,489	439,318
Nonresidential real estate	243	—	3,507	3,750	6,733	157	240,072	246,962
Construction and land	11	—	239	250	119	—	2,763	2,882
Commercial loans	—	—	523	523	76	—	45,727	45,803
Commercial leases	—	—	1,075	1,075	8	—	199,900	199,908
Consumer	—	—	103	103	—	—	2,290	2,290
	$650	$5	$13,797	$14,452	$15,281	$259	$1,115,449	1,130,989
Net deferred loan origination costs								1,056
Allowance for loan losses								(14,452)
Loans, net								$1,117,593

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
December 31, 2013
One-to-four family residential real estate	$26	$5	$3,817	$3,848	$3,692	$100	$197,590	$201,382
Multi-family mortgage	255	—	4,189	4,444	7,031	—	389,027	396,058
Nonresidential real estate	77	—	3,658	3,735	4,381	1,633	257,553	263,567
Construction and land	12	—	381	393	383	—	6,187	6,570
Commercial loans	—	—	731	731	—	23	54,232	54,255
Commercial leases	—	—	946	946	—	—	187,112	187,112
Consumer	—	—	57	57	77	—	2,240	2,317
	$370	$5	$13,779	$14,154	$15,564	$1,756	$1,093,941	1,111,261
Net deferred loan origination costs								970
Allowance for loan losses								(14,154)
Loans, net								$1,098,077
Activity in the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$14,181	$17,453	$14,154	$18,035
Loans charged offs:
One-to-four family residential real estate	(290)	(176)	(346)	(545)
Multi-family mortgage	(594)	(374)	(684)	(610)
Nonresidential real estate	(186)	(153)	(766)	(232)
Construction and land	(1)	—	(1)	(927)
Commercial loans	—	(213)	(22)	(232)
Consumer	(4)	(12)	(10)	(12)
	(1,075)	(928)	(1,829)	(2,558)
Recoveries:
One-to-four family residential real estate	97	85	108	327
Multi-family mortgage	6	159	20	216
Nonresidential real estate	264	103	284	122
Construction and land	8	1	258	3
Commercial loans	14	16	22	21
Consumer	—	2	2	3
	389	366	694	692
Net charge-off	(686)	(562)	(1,135)	(1,866)
Provision for loan losses	957	206	1,433	928
Ending balance	$14,452	$17,097	$14,452	$17,097

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
Less unamortized discount
Less previous charge-offs
Plus recorded accrued interest
Less reserve for uncollected interest
= Recorded investment
The following tables present loans individually evaluated for impairment by class of loans, excluding purchased impaired loans:

					Three months ended June 30, 2014		Six months ended June 30, 2014
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2014
With no related allowance recorded:
One-to-four family residential real estate	$4,178	$2,750	$1,405	$—	$2,808	$3	$2,680	$7
One-to-four family residential real estate - non-owner occupied	641	619	45	—	836	—	817	7
Multi-family mortgage	2,197	2,130	23	—	3,902	10	4,062	17
Wholesale commercial lending	523	525	—	—	524	9	300	17
Nonresidential real estate	7,164	5,045	264	—	5,905	51	4,744	86
Land	—	—	—	—	113	—	145	—
Commercial loans - secured	77	77	—	—	79	1	78	2
Non-rated commercial leases	8	8	—	—	8	—	5	—
	14,788	11,154	1,737	—	14,175	74	12,831	136
With an allowance recorded:
One-to-four family residential real estate - non-owner occupied	186	130	56	9	235	—	292	—
Multi-family mortgage	3,122	2,144	957	387	1,821	6	2,030	25
Nonresidential real estate	2,216	1,651	562	243	1,716	11	1,306	27
Land	180	118	61	11	119	—	119	—
	5,704	4,043	1,636	650	3,891	17	3,747	52
Total	$20,492	$15,197	$3,373	$650	$18,066	$91	$16,578	$188

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
Purchased Impaired Loans
As a result of its acquisition of Downers Grove National Bank, the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. The carrying amounts of these purchased impaired loans are as follows:

	June 30, 2014	December 31, 2013
One-to-four family residential real estate	$102	$100
Nonresidential real estate	157	1,633
Commercial loans	—	23
Outstanding balance	$259	$1,756
Carrying amount, net of allowance ($5 at June 30, 2014 and December 31, 2013)	$254	$1,751

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Accretable yield, or income expected to be collected, related to purchased impaired loans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$17	$146	$37	$196
Reclassifications from nonaccretable difference	1	3	(1)	3
Accretion of income	7	49	25	99
Ending balance	$11	$100	$11	$100
For the above purchased impaired loans, there was no change to the allowance for loan losses for the three and six months ended June 30, 2014. For the above purchased impaired loans, the allowance for loan losses was decreased by $49,000 and $58,000 for the three and six months ended June 30, 2013, respectively.
Purchased impaired loans for which it was probable at the date of acquisition that all contractually required payments would not be collected are as follows:

	June 30, 2014	December 31, 2013
Contractually required payments receivable of loans purchased:
One-to-four family residential real estate	$832	$832
Nonresidential real estate	203	1,999
Commercial loans	—	222
	$1,035	$3,053
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
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual Loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans, excluding purchased impaired loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
June 30, 2014
One-to-four family residential real estate	$5,450	$4,407	$—
One-to-four family residential real estate – non owner occupied	827	749	—
Multi-family mortgage	5,319	4,274	—
Nonresidential real estate	7,613	4,959	—
Land	180	118	—
Commercial loans – secured	77	77	—
Commercial loans – unsecured	—	—	16
Non-rated commercial leases	8	8	—
	$19,474	$14,592	$16
December 31, 2013
One-to-four family residential real estate	$3,516	$3,498	$—
One-to-four family residential real estate – non owner occupied	1,190	1,143	—
Multi-family mortgage	8,142	7,098	228
Nonresidential real estate	4,748	4,214	—
Land	387	382	—
Commercial loans – secured	77	77	—
Consumer loans	12	12	—
	$18,072	$16,424	$228
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $1.2 million and $1.3 million at June 30, 2014 and December 31, 2013, respectively. Except for purchased impaired loans, when a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at June 30, 2014 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$234	$1,324	$2,864	$4,422	$136,191	$140,613
One-to-four family residential real estate - non-owner occupied	124	441	710	1,275	51,161	52,436
Multi-family mortgage	353	1,299	3,327	4,979	324,532	329,511
Wholesale commercial lending	—	—	—	—	105,951	105,951
Nonresidential real estate	38	1,188	3,724	4,950	238,795	243,745
Construction	—	—	—	—	83	83
Land	111	—	118	229	2,565	2,794
Commercial loans:
Secured	77	—	—	77	11,270	11,347
Unsecured	78	25	16	119	2,917	3,036
Municipal	—	—	—	—	2,213	2,213
Warehouse lines	—	—	—	—	3,544	3,544
Health care	—	—	—	—	17,352	17,352
Aviation	—	—	—	—	1,079	1,079
Other	—	—	—	—	7,305	7,305
Commercial leases:
Investment rated commercial leases	—	—	—	—	157,182	157,182
Below investment grade	—	—	8	8	12,938	12,946
Non-rated	—	—	—	—	29,036	29,036
Lease pools	—	—	—	—	1,909	1,909
Consumer	1	—	—	1	2,299	2,300
	$1,016	$4,277	$10,767	$16,060	$1,108,322	$1,124,382

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Purchased impaired loans
One-to-four family residential real estate - non-owner occupied	$—	$—	$102	$102	$—	$102
Nonresidential real estate	—	—	157	157	—	157
Commercial – secured	—	—	—	—	—	—
	$—	$—	$259	$259	$—	$259

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
The Company had $3.4 million of TDRs at June 30, 2014, compared to $3.3 million at December 31, 2013, with $67,000 and $53,000 in specific valuation reserves allocated to those loans at June 30, 2014 and December 31, 2013, respectively. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date.
The following table presents loans classified as TDRs:

	June 30, 2014	December 31, 2013
One-to-four family residential real estate	$2,093	$2,093
Multi-family mortgage	522	518
Troubled debt restructured loans – accrual loans	2,615	2,611
One-to-four family residential real estate	406	342
Multi-family mortgage	361	384
Troubled debt restructured loans – nonaccrual loans	767	726
Total troubled debt restructured loans	$3,382	$3,337
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
During the three and six months ending June 30, 2014 and 2013, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDR activity:

	Three Months Ended June 30,
	2014			2013
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	1	$19	$19	2	$566	$566

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the Three Months Ended June 30, 2014
One-to-four family residential real estate	$19	$—	$—	$19
For the Three Months Ended June 30, 2013
One-to-four family residential real estate	$—	$566	$—	$566

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The TDRs described above had no impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs for the three months ended June 30, 2014. The TDRs had no impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs for the three months ended June 30, 2013.

	Six Months Ended June 30,
	2014			2013
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	3	$140	$99	3	$950	$950

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the Six Months Ended June 30, 2014
One-to-four family residential real estate	$19	$28	$52	$99
For the Six Months Ended June 30, 2013
One-to-four family residential real estate	$—	$950	$—	$950
The TDRs described above decreased interest income by $1,000, resulted in no change to the allowance for loan losses allocated and resulted in charge-offs of $41,000 for the six months ended June 30, 2014. The TDRs had no impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs for the six months ended June 30, 2013.
The following table presents TDRs for which there was a payment default during the six months ending June 30, 2014 and 2013 within twelve months following the modification.

	2014		2013
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	1	$28	—	$—
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The TDR that subsequently defaulted had no effect on the allowance for loan losses during the six months ending June 30, 2014.
The terms of certain other loans were modified during the three and six months ending June 30, 2014 and 2013 that did not meet the definition of a TDR. These loans had a total recorded investment of $1.9 million and $506,000 at June 30, 2014 and 2013, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.
As of June 30, 2014, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$134,930	$401	$1,190	$4,431	$140,952
One-to-four family residential real estate - non-owner occupied	51,396	120	501	857	52,874
Multi-family mortgage	322,840	1,896	4,123	4,305	333,164
Wholesale commercial lending	104,984	—	1,170	—	106,154
Nonresidential real estate	232,926	3,546	5,360	5,130	246,962
Construction	79	—	—	—	79
Land	1,501	961	222	119	2,803
Commercial loans:
Secured	11,208	—	69	77	11,354
Unsecured	2,029	53	951	—	3,033
Municipal	2,213	—	—	—	2,213
Warehouse lines	3,515	—	—	—	3,515
Health care	17,333	—	—	—	17,333
Aviation	1,078	—	—	—	1,078
Other	7,277	—	—	—	7,277
Commercial leases:
Investment rated commercial leases	156,264	—	—	—	156,264
Below investment grade	12,855	—	—	8	12,863
Non-rated	28,880	—	—	—	28,880
Lease pools	1,901	—	—	—	1,901
Consumer	2,290	—	—	—	2,290
Total	$1,095,499	$6,977	$13,586	$14,927	$1,130,989

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2014
Securities:
Certificates of deposit	$—	$70,133	$—	$70,133
Municipal securities	—	183	—	183
Equity mutual fund	507	—	—	507
Mortgage-backed securities – residential	—	26,373	—	26,373
Collateralized mortgage obligations – residential	—	11,751	—	11,751
SBA-guaranteed loan participation certificates	—	32	—	32
	$507	$108,472	$—	$108,979
December 31, 2013
Securities:
Certificates of deposit	$—	$65,010	$—	$65,010
Municipal securities	—	187	—	187
Equity mutual fund	497	—	—	497
Mortgage-backed securities - residential	—	28,364	—	28,364
Collateralized mortgage obligations – residential	—	16,814	—	16,814
SBA-guaranteed loan participation certificates	—	35	—	35
	$497	$110,410	$—	$110,907

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2014
Impaired loans:
One-to-four family residential real estate	$—	$—	$170	$170
Multi-family mortgage	—	—	1,757	1,757
Nonresidential real estate	—	—	1,408	1,408
Construction and land	—	—	107	107
	$—	$—	$3,442	$3,442
Other real estate owned:
One-to-four family residential real estate	$—	$—	$137	$137
Multi-family mortgage	—	—	167	167
Land	—	—	171	171
	$—	$—	$475	$475
Mortgage servicing rights	$—	$—	$173	$173

December 31, 2013
Impaired loans:
One-to-four family residential real estate	$—	$—	$460	$460
Multi-family mortgage	—	—	2,286	2,286
Nonresidential real estate	—	—	971	971
Construction and land	—	—	107	107
	$—	$—	$3,824	$3,824
Other real estate owned:
One-to-four family residential real estate	$—	$—	$297	$297
Nonresidential real estate	—	—	460	460
Land	—	—	1,019	1,019
	$—	$—	$1,776	$1,776
Mortgage servicing rights	$—	$—	$198	$198
Impaired loans, including purchased impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, with specific valuation allowances, had a carrying amount of $4.1 million, with a valuation allowance of $655,000 at June 30, 2014, compared to a carrying amount of $4.2 million, with a valuation allowance of $375,000 at December 31, 2013, resulting in an increase in the provision for loan losses of $280,000 for the six months ended June 30, 2014.
Other real estate owned ("OREO"), which is carried at the lower of cost or fair value less costs to sell, had a carrying value of $1.4 million less a valuation allowance of $915,000, or $475,000 at June 30, 2014, compared to $2.7 million less a valuation allowance of $902,000, or $1.8 million at December 31, 2013. There were $33,000 of valuation adjustments of OREO recorded for the six months ended June 30, 2014.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $173,000 at June 30, 2014, and $198,000 at December 31, 2013. A pre-tax provision of $6,000 on our mortgage servicing rights portfolio was included in noninterest income for the three months ended June 30, 2014, compared to a recovery of $9,000 for the same period in 2013.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
One-to-four family residential real estate loans	$170	Sales comparison	Discount applied to valuation	4.8% (5%)
Multi-family mortgage loans	1,757	Sales comparison	Comparison between sales and income approaches	9.5% to 51.1% (40%)
		Income approach	Cap Rate	11% to 13.8% (12%)
Nonresidential real estate loans	1,408	Sales comparison	Comparison between sales and income approaches	-2.1% to 33.9% (21%)
		Income approach	Cap Rate	10%
Construction and land loans	107	Sales comparison	Discount applied to valuation	21.8% (22%)
Impaired loans	$3,442
Other real estate owned:
One-to-four family residential real estate	$137	Sales comparison	Discount applied to valuation	7.7% to 9.6% (9%)
Multi-family mortgage	167	Sales comparison	Comparison between sales and income approaches	16.4% (16%)

Land	171	Sales comparison	Discount applied to valuation	8.7% to 11.2% (11%)
Other real estate owned	$475
Mortgage servicing rights	$173	Third party valuation	Present value of future servicing income based on prepayment speeds	11.6 % to 24.0% (15%)
		Third party valuation	Present value of future servicing income based on default rates	12%

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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at June 30, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$133,505	$13,715	$119,790	$—	$133,505
Securities	108,979	507	108,472	—	108,979
Loans held for sale	—	—	—	—	—
Loans receivable, net of allowance for loan losses	1,117,593	—	1,066,088	3,442	1,069,530
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	3,743	—	3,743	—	3,743
Financial liabilities					—
Noninterest-bearing demand deposits	$131,775	$—	$131,775	$—	$131,775
Savings deposits	154,263	—	154,263	—	154,263
NOW and money market accounts	699,513	—	699,513	—	699,513
Certificates of deposit	251,789	—	251,918	—	251,918
Borrowings	3,068	—	3,065	—	3,065
Accrued interest payable	107	—	107	—	107

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$160,957	$15,781	$145,176	$—	$160,957
Securities	110,907	497	110,410	—	110,907
Loans held for sale	—	—	—	—	—
Loans receivable, net of allowance for loan losses	1,098,077	—	1,049,111	3,824	1,052,935
FHLBC stock	6,068	—	—	—	N/A
Accrued interest receivable	3,933	—	3,933	—	3,933
Financial liabilities
Noninterest-bearing demand deposits	$126,680	$—	$126,680	$—	$126,680
Savings deposits	149,602	—	149,602	—	149,602
NOW and money market accounts	700,804	—	700,804	—	700,804
Certificates of deposit	275,622	—	276,022	—	276,022
Borrowings	3,055	—	3,057	—	3,057
Accrued interest payable	113	—	113	—	113
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
Overview
Loan origination improved in the second quarter of 2014, particularly with respect to the Company’s target loan categories including multifamily real estate loans and commercial loans related to healthcare and commercial leasing. Loan payoffs increased due to our decision not to compete aggressively for cash-out or non-recourse multifamily and commercial real estate loans as well as timing differentials in healthcare and commercial lease bridge credit facilities. Subject to timing differences similar to those experienced in the second quarter of 2014, we expect to increase loan portfolio balances during the remainder of 2014 consistently with our expectations for the year ended December 31, 2014.
Core earnings per share increased due principally to ongoing improvements in net interest income, non-interest income and core operating expenses. Advertising and marketing expenses increased consistent with the execution of our loan origination objectives. The increase in OREO expense was primarily due to a settlement of litigation involving a Downers Grove National Bank purchased impaired asset.  We believe that continued expense improvement, particularly in non-core operating expenses, may be feasible in future periods.
Our asset quality continued to improve in the second quarter of 2014.   The provision for loan losses primarily increased due to final and pending dispositions of assets and an adjustment to book value for one multi-family loan placed on non-accrual status in the second quarter of 2014.  Absent currently unforeseen events, we expect to achieve our expectations for asset quality at or before the end of 2014.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	June 30, 2014	December 31, 2013	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,442,306	$1,453,594	$(11,288)
Loans, net	1,117,593	1,098,077	19,516
Securities, at fair value	108,979	110,907	(1,928)
Core deposit intangible	2,141	2,433	(292)
Deposits	1,237,340	1,252,708	(15,368)
Borrowings	3,068	3,055	13
Equity	178,319	175,627	2,692

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$12,482	$12,276	$206	$24,568	$24,989	$(421)
Interest expense	774	935	(161)	1,586	1,929	(343)
Net interest income	11,708	11,341	367	22,982	23,060	(78)
Provision for loan losses	957	206	751	1,433	928	505
Net interest income after provision for loan losses	10,751	11,135	(384)	21,549	22,132	(583)
Noninterest income	1,660	1,703	(43)	3,192	4,732	(1,540)
Noninterest expense	10,982	12,762	(1,780)	22,353	26,110	(3,757)
Income before income tax expense	1,429	76	1,353	2,388	754	1,634
Income tax expense	25	—	25	42	—	42
Net income	$1,404	$76	$1,328	$2,346	$754	$1,592

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.39%	0.02%	0.33%	0.10%
Return on equity (ratio of net income to average equity) (1)	3.15	0.17	2.64	0.86
Average equity to average assets	12.35	12.02	12.32	11.98
Net interest rate spread (1) (2)	3.37	3.25	3.33	3.32
Net interest margin (1) (3)	3.43	3.31	3.39	3.38
Efficiency ratio (4)	82.15	97.84	85.40	93.95
Noninterest expense to average total assets (1)	3.04	3.51	3.10	3.58
Average interest-earning assets to average interest-bearing liabilities	122.57	121.24	122.21	121.02
Dividends declared per share	$0.01	$0.02	$0.01	$0.02
Dividend payout ratio	15.05%	N.M.	9.00%	N.M.

	At June 30, 2014	At December 31, 2013
Asset Quality Ratios:
Nonperforming assets to total assets (5)	1.56%	1.70%
Nonperforming loans to total loans	1.31	1.66
Allowance for loan losses to nonperforming loans	97.21	76.89
Allowance for loan losses to total loans	1.28	1.27
Capital Ratios:
Equity to total assets at end of period	12.36%	12.08%
Tier 1 leverage ratio (Bank only)	10.50	10.16
Other Data:
Number of full-service offices	19	20
Employees (full-time equivalents)	276	301

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.

N.M. Not Meaningful

Comparison of Financial Condition at June 30, 2014 and December 31, 2013
Total assets decreased $11.3 million, or 0.8%, to $1.442 billion at June 30, 2014, from $1.454 billion at December 31, 2013. The decrease in total assets was primarily due to a decrease in cash and cash equivalents, which was partially offset by an increase in loans. Cash and cash equivalents decreased by $27.5 million, or 17.1%, to $133.5 million at June 30, 2014, from $161.0 million at December 31, 2013. Loans increased $19.5 million to $1.118 billion at June 30, 2014, from $1.098 billion at December 31, 2013.
Total liabilities decreased by $14.0 million, or 1.1%, to $1.264 billion at June 30, 2014, from $1.278 billion at December 31, 2013, primarily due to a decrease in certificates of deposits, which was partially offset by increases in non-interest bearing deposits and savings accounts. Total deposits decreased $15.4 million, or 1.2%, to $1.237 billion at June 30, 2014, from $1.253 billion at December 31, 2013. Certificates of deposit decreased $23.8 million, or 8.6%, to $251.8 million at June 30, 2014, from $275.6 million at December 31, 2013. Noninterest-bearing demand deposits increased $5.1 million, or 4.0%, to $131.8 million at June 30, 2014, from $126.7 million at December 31, 2013. Savings accounts increased $4.7 million, or 3.1%, to $154.3 million at June 30, 2014, from $149.6 million at December 31, 2013. Money market and interest-bearing NOW accounts decreased $1.3 million, or 0.2%, to $699.5 million at June 30, 2014, from $700.8 million at December 31, 2013. Core deposits increased to 79.7% of total deposits at June 30, 2014, from 78.0% of total deposits at December 31, 2013.
Total stockholders’ equity was $178.3 million at June 30, 2014, compared to $175.6 million at December 31, 2013. The increase in total stockholders’ equity was primarily due to the $2.3 million of net income that we recorded for the six months ended June 30, 2014. The unallocated shares of common stock that our ESOP owns were reflected as a $10.8 million reduction to stockholders’ equity at June 30, 2014, compared to an $11.3 million reduction at December 31, 2013.
Operating results for the three months ended June 30, 2014 and 2013
Net Income. We had net income of $1.4 million for the three months ended June 30, 2014, compared to $76,000 for the three months ended June 30, 2013. Earnings per basic and fully diluted share of common stock were $0.07 for the three months ended June 30, 2014, compared to negligible earnings per share of common stock for the three months ended June 30, 2013.
Net Interest Income. Net interest income was $11.7 million for the three months ended June 30, 2014, compared to $11.3 million for the same period in 2013. The increase reflected a $206,000, or 1.7%, increase in interest income and a $161,000, or 17.2%, decrease in interest expense.
The increase in net interest income was primarily attributable to increases in the yield on interest-earning assets which were partially offset by a decrease in net average interest-earning assets. Total average interest-earning assets decreased $3.5 million, or 0.25%, to $1.370 billion for the three months ended June 30, 2014, from $1.374 billion for the same period in 2013. Our net interest rate spread increased by 12 basis points to 3.37% for the three months ended June 30, 2014, from 3.25% for the same period in 2013. Our net interest margin increased by 12 basis points to 3.43% for the three months ended June 30, 2014, from 3.31% for the same period in 2013. The increase in the net interest rate spread and net interest margin resulted from higher yields on interest-earning assets and decreases in the average balance and costs of our interest-bearing liabilities. The yield on interest-earning assets increased seven basis points to 3.65% for the three months ended June 30, 2014, from 3.58% for the same period in 2013, and the cost of interest-bearing liabilities decreased five basis points to 0.28% for the three months ended June 30, 2014, from 0.33% for the same period in 2013.

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

	For the Three Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,119,255	$12,085	4.33%	$1,014,591	$11,854	4.69%
Securities	112,691	287	1.02	57,022	219	1.54
Stock in FHLBC	6,224	7	0.45	6,809	6	0.35
Other	132,221	103	0.31	295,433	197	0.27
Total interest-earning assets	1,370,391	12,482	3.65	1,373,855	12,276	3.58
Noninterest-earning assets	74,306			79,558
Total assets	$1,444,697			$1,453,413
Interest-bearing liabilities:
Savings deposits	$156,045	40	0.10	$148,568	38	0.10
Money market accounts	352,119	284	0.32	343,303	294	0.34
NOW accounts	350,413	88	0.10	346,457	95	0.11
Certificates of deposit	256,860	361	0.56	291,966	506	0.70
Total deposits	1,115,437	773	0.28	1,130,294	933	0.33
Borrowings	2,651	1	0.15	2,865	2	0.28
Total interest-bearing liabilities	1,118,088	774	0.28	1,133,159	935	0.33
Noninterest-bearing deposits	127,936			128,162
Noninterest-bearing liabilities	20,196			17,449
Total liabilities	1,266,220			1,278,770
Equity	178,477			174,643
Total liabilities and equity	$1,444,697			$1,453,413
Net interest income		$11,708			$11,341
Net interest rate spread (2)			3.37%			3.25%
Net interest-earning assets (3)	$252,303			$240,696
Net interest margin (4)			3.43%			3.31%
Ratio of interest-earning assets to interest-bearing liabilities	122.57%			121.24%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
The provision for loan losses totaled $957,000 for the three months ended June 30, 2014, compared to $206,000 for the same period in 2013. The provision for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment increased $105,000, or 0.77%, to $13.8 million at June 30, 2014, compared to $13.7 million at March 31, 2014, due to growth in our loan portfolio. Net charge-offs were $686,000 for the three months ended June 30, 2014. Approximately $439,000 in charge offs relates directly to $3.6 million in final or pending dispositions of assets. The reserve established for loans individually evaluated for impairment increased $166,000, or 34.3%, for the three months ended June 30, 2014. The allowance for loan losses as a percentage of nonperforming loans was 97.21% at June 30, 2014, compared to 67.62% at March 31, 2014.
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
Noninterest Income

	Three Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Deposit service charges and fees	$465	$509	$(44)
Other fee income	600	604	(4)
Insurance commissions and annuities income	86	86	—
Gain (loss) on sale of loans, net	44	(4)	48
Gain on disposition of premises and equipment	3	—	3
Loan servicing fees	104	114	(10)
Amortization of servicing assets	(38)	(85)	47
Recovery (impairment) of servicing assets	(6)	9	(15)
Earnings on bank owned life insurance	61	82	(21)
Trust income	170	183	(13)
Other	171	205	(34)
Total noninterest income	$1,660	$1,703	$(43)
Noninterest income remained stable at $1.7 million for the three months ended June 30, 2014 and 2013. Noninterest income for the three months ended June 30, 2014 included a $44,000 gain on sale of loans, compared to a $4,000 loss on sale of loans that was recorded for the same period in 2013.

Noninterest Expense

	Three Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Compensation and benefits	$5,596	$6,686	$(1,090)
Office occupancy and equipment	1,626	1,805	(179)
Advertising and public relations	304	268	36
Information technology	691	819	(128)
Supplies, telephone and postage	384	400	(16)
Amortization of intangibles	143	150	(7)
Nonperforming asset management	97	655	(558)
Loss (gain) on sale other real estate owned	(98)	49	(147)
Valuation adjustments of other real estate owned	33	141	(108)
Operations of other real estate owned	474	232	242
FDIC insurance premiums	470	477	(7)
Other	1,262	1,080	182
Total noninterest expense	$10,982	$12,762	$(1,780)
Noninterest expense decreased by $1.8 million, or 13.9%, to $11.0 million for the three months ended June 30, 2014, from $12.8 million for the same period in 2013, due in substantial part to decreases in compensation and benefits expense and nonperforming asset management expense. Compensation and benefits expense decreased $1.1 million, primarily due to a reduction in full time equivalent employees to 276 at June 30, 2014 from 308 at June 30, 2013. Nonperforming asset management expenses decreased $558,000, or 85.2%, to $97,000 for the three months ended June 30, 2014, from $655,000 for the same period in 2013, primarily due to a decline in nonperforming assets, a decline in expenses relating to resolutions and accelerated dispositions of nonperforming assets, and a $153,000 reimbursement that we received from two borrowers for legal, receivership and other expenses in connection with the final resolution of their loans. OREO expenses increased $242,000, or 104.3%, to $474,000 for the three months ended June 30, 2014, from $232,000 for the same period in 2013. The increase in OREO expense included a $140,000 litigation settlement payment concerning a purchased impaired OREO property. The results for the three months ended June 30, 2014 included a $33,000 OREO valuation adjustment, compared to a $141,000 OREO valuation adjustment for the same period in 2013.
Income Taxes
For the three months ended June 30, 2014, we recorded $25,000 of income tax expense. For the three months ended June 30, 2013, we recorded no income tax expense or benefit due to the full valuation allowance we have established for deferred tax assets.
Operating results for the six months ended June 30, 2014 and June 30, 2013
Net Income. We had net income of $2.3 million for the six months ended June 30, 2014, compared to $754,000 for the six months ended June 30, 2013. Our earnings per basic and fully diluted share of common stock was $0.12 for the six months ended June 30, 2014, compared to $0.04 per basic and fully diluted share for the same period in 2013.
Net Interest Income. Net interest income was $23.0 million for the six months ended June 30, 2014, compared to $23.1 million for the same period in 2013. The decrease reflected a $421,000 decrease in interest income partially offset by a $343,000 decrease in interest expense.
The decrease in net interest income was primarily attributable to a lower level of average interest-earning assets and a decrease in the yield on interest-earning assets. Total average interest-earning assets decreased $7.7 million, or 0.6%, to $1.369 billion for the six months ended June 30, 2014, from $1.376 billion for the same period in 2013. Our net interest rate spread increased by one basis point to 3.33% for the six months ended June 30, 2014, from 3.32% for the same period in 2013. Our net interest margin increased by one basis point to 3.39% for the six months ended June 30, 2014, from 3.38% for the same period in 2013. The increase in the net interest spread and margin was a result of a lower cost of funds partially offset by lower yields on interest-earning assets. The yield on interest-earning assets decreased four basis points to 3.62% for the six months ended June 30, 2014, from 3.66% for the same period in 2013, and the cost of interest-bearing liabilities decreased five basis points to 0.29% for the six months ended June 30, 2014, from 0.34% for the same period in 2013.
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

	For the Six Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,116,858	$23,784	4.29%	$1,021,709	$24,132	4.76%
Securities	113,884	583	1.03	65,108	469	1.45
Stock in FHLBC	6,146	12	0.39	7,414	13	0.35
Other	131,929	189	0.29	282,259	375	0.27
Total interest-earning assets	1,368,817	24,568	3.62	1,376,490	24,989	3.66
Noninterest-earning assets	74,871			81,249
Total assets	$1,443,688			$1,457,739
Interest-bearing liabilities:
Savings deposits	$154,104	78	0.10	$147,257	75	0.10
Money market accounts	349,521	561	0.32	344,387	607	0.36
NOW accounts	350,859	176	0.10	346,476	200	0.12
Certificates of deposit	262,946	768	0.59	296,223	1,037	0.71
Total deposits	1,117,430	1,583	0.29	1,134,343	1,919	0.34
Borrowings	2,616	3	0.23	3,025	10	0.67
Total interest-bearing liabilities	1,120,046	1,586	0.29	1,137,368	1,929	0.34
Noninterest-bearing deposits	126,529			128,263
Noninterest-bearing liabilities	19,204			17,404
Total liabilities	1,265,779			1,283,035
Equity	177,909			174,704
Total liabilities and equity	$1,443,688			$1,457,739
Net interest income		$22,982			$23,060
Net interest rate spread (2)			3.33%			3.32%
Net interest-earning assets (3)	$248,771			$239,122
Net interest margin (4)			3.39%			3.38%
Ratio of interest-earning assets to interest-bearing liabilities	122.21%			121.02%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses
The provision for loan losses totaled $1.4 million for the six months ended June 30, 2014, compared to $928,000 for the same period in 2013. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment remained stable at $13.8 million at June 30, 2014 and December 31, 2013. The reserve established for loans individually evaluated for impairment increased $280,000, or 75.7%, for the six months ended June 30, 2014. The increase in the reserve established for loans individually evaluated for impairment was primarily attributable to the establishment of a total of $440,000 in specific reserves for two multifamily loans and two commercial real estate loans, which was partially offset by final charge offs and to a lesser extent recoveries. Net charge-offs were $1.1 million for the six months ended June 30, 2014, compared to $1.9 million for the same period in 2013. The allowance for loan losses as a percentage of nonperforming loans was 97.21% at June 30, 2014, compared to 76.89% at December 31, 2013.
Noninterest Income

	Six Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Deposit service charges and fees	$898	$1,008	$(110)
Other fee income	1,127	1,142	(15)
Insurance commissions and annuities income	173	195	(22)
Gain on sale of loans, net	68	1,413	(1,345)
Gain on sales of securities	(7)	—	(7)
Gain on disposition of premises and equipment	5	—	5
Loan servicing fees	208	237	(29)
Amortization of servicing assets	(70)	(144)	74
Recovery (impairment) of servicing assets	(10)	35	(45)
Earnings on bank owned life insurance	125	152	(27)
Trust income	334	364	(30)
Other	341	330	11
Total noninterest income	$3,192	$4,732	$(1,540)
Noninterest income decreased by $1.5 million to $3.2 million for the six months ended June 30, 2014, from $4.7 million for the same period in 2013. Noninterest income for the six months ended June 30, 2013, included a $1.4 million gain on sale of loans which included recurring loan sale activity combined with the completion of the sale of the owner-occupied and investor-owned one-to-four family residential loans that we designated as held for sale at December 31, 2012. The completion of this sale represented approximately $1.3 million of the $1.4 million gain on sale of loans that we recorded for the six months ended June 30, 2013.

Noninterest Expense

	Six Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Compensation and benefits	$11,554	$13,438	$(1,884)
Office occupancy and equipment	3,540	3,753	(213)
Advertising and public relations	466	414	52
Information technology	1,330	1,577	(247)
Supplies, telephone and postage	775	852	(77)
Amortization of intangibles	292	306	(14)
Nonperforming asset management	201	1,349	(1,148)
Loss (gain) on sale other real estate owned	(92)	118	(210)
Valuation adjustments of other real estate owned	77	230	(153)
Operations of other real estate owned	681	585	96
FDIC insurance premiums	949	969	(20)
Other	2,580	2,519	61
Total noninterest expense	$22,353	$26,110	$(3,757)
Noninterest expense decreased by $3.8 million, or 14.4%, to $22.4 million for the six months ended June 30, 2014, from $26.1 million for the same period in 2013. Compensation and benefits expense decreased $1.9 million, or 14.0% primarily due to a reduction in full time equivalent employees to 276 at June 30, 2014 from 308 at June 30, 2013. Noninterest expense for the six months ended June 30, 2014 included $867,000 of nonperforming asset management and OREO expenses, compared to $2.3 million for the same period in 2013. Nonperforming asset management expenses decreased $1.1 million, or 85.1%, to $201,000 for the six months ended June 30, 2014, compared to $1.3 million for the same period in 2013, primarily due to a decline in nonperforming assets, a decline in expenses relating to resolutions and accelerated dispositions of nonperforming assets, and a $153,000 reimbursement that we received from two borrowers for legal, receivership and other expenses in connection with the final resolution of their loans. The most significant decrease in nonperforming asset management expense related to legal expenses, which totaled $144,000 for the six months ended June 30, 2014, compared to $723,000 for the same period in 2013. Noninterest expense for the six months ended June 30, 2014 included a $77,000 valuation adjustment to OREO properties, compared to a $230,000 valuation adjustment to OREO properties for the same period in 2013. OREO expenses increased $96,000, or 16.4%, to $681,000 for the six months ended June 30, 2014, compared to $585,000 for the same period in 2013. Noninterest expense for the six months ended June 30, 2013 also included the payment of $203,000 of settlements concerning two sold mortgage loans. Noninterest expense for the six months ended June 30, 2014 included a provision of $62,000 for mortgage representation and warranty reserve for mortgage loans sold, compared to $86,000 for the same period 2013 and $53,000 in compensatory fees and final settlements of loans serviced for others. The amount of the warranty and representation reserve was calculated by applying published Fannie Mae data relating to the percentage of loans that it required to be repurchased due to breaches of warranties and representations to the Bank's outstanding sold loans.
Income Taxes
For the six months ended June 30, 2014, we recorded $42,000 income tax expense. For the six months ended June 30, 2013, we recorded no income tax expense or benefit due to the full valuation allowance we established for deferred tax assets.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At June 30, 2014, we had one loan in this category for $16,000.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–improved” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of June 30, 2014, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	June 30, 2014	March 31, 2014	December 31, 2013	Quarter Change	Six Months Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$5,156	$5,008	$4,641	$148	$515
Multi-family mortgage	4,274	6,617	7,098	(2,343)	(2,824)
Nonresidential real estate	4,959	8,715	4,214	(3,756)	745
Construction and land	118	269	382	(151)	(264)
Commercial	77	77	77	—	—
Commercial leases	8	8	—	—	8
Consumer	—	—	12	—	(12)
	14,592	20,694	16,424	(6,102)	(1,832)
Loans Past Due Over 90 Days, still accruing	16	—	228	16	(212)
Other real estate owned:
One-to-four family residential	979	1,098	901	(119)	78
Multi-family mortgage	2,572	3,220	1,921	(648)	651
Nonresidential real estate	1,887	2,086	1,181	(199)	706
Land	258	258	275	—	(17)
	5,696	6,662	4,278	(966)	1,418
Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	20,304	27,356	20,930	(7,052)	(626)
Purchased impaired loans:
One-to-four family residential	102	101	100	1	2
Nonresidential real estate	157	153	1,633	4	(1,476)
Commercial	—	23	23	(23)	(23)
	259	277	1,756	(18)	(1,497)
Purchased other real estate owned:
One-to-four family residential	156	156	176	—	(20)
Land	1,852	1,852	1,852	—	—
	2,008	2,008	2,028	—	(20)
Purchased impaired loans and other real estate owned	2,267	2,285	3,784	(18)	(1,517)
Total nonperforming assets	$22,571	$29,641	$24,714	$(7,070)	$(2,143)
Ratios:
Nonperforming loans to total loans	1.31%	1.89%	1.66%
Nonperforming loans to total loans (1)	1.29	1.86	1.50
Nonperforming assets to total assets	1.56	2.05	1.70
Nonperforming assets to total assets(1)	1.41	1.89	1.44

(1)	These asset quality ratios exclude purchased impaired loans and purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

Nonperforming Assets
Nonperforming assets decreased by $7.1 million and $2.1 million, respectively for the three and six months ended June 30, 2014. Nonperforming assets totaled $22.6 million at June 30, 2014, $29.6 million at March 31, 2014, and $24.7 million at December 31, 2013. Although we experience occasional isolated instances of new non-accrual loans, we believe that continuing our aggressive resolution posture will maintain the trends favoring very strong asset quality.
At March 31, 2014, one of three lending relationships contributing to the increase of commercial real estate loans was a $2.2 million matured loan that we placed on non-accrual status because a planned external refinancing was not completed by March 31, 2014. The external refinancing was completed early April 2014 and the proceeds were sufficient to repay all amounts due under the loan other than $38,000 of interest. Decreases in multifamily are attributable to the transfer of $1.8 million to other real estate owned combined with receipts of principal payments and sales proceeds.
We continue to experience modest quantities of defaults on residential loans principally due either to the borrower’s personal financial condition or deteriorated collateral value. At June 30, 2014, one residential loan with a balance of $275,000 was manually placed on non-accrual status compared to seven residential loans with total balance of $976,000 in the first quarter of 2014.
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
The following tables represent the rollfoward of OREO and the composition of OREO properties:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance	$8,670	$8,088	$6,306	$10,358
New foreclosed properties	892	2,201	3,460	2,756
Payments received	(10)	(26)	(10)	(26)
Valuation adjustments	(33)	(141)	(77)	(230)
Gain (loss) on sale of other real estate owned	98	(49)	92	(118)
Proceeds from sales of other real estate owned	(1,913)	(3,811)	(2,067)	(6,478)
Ending balance	$7,704	$6,262	$7,704	$6,262

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
One-to-four family residential	$979	$901
Multi-family mortgage	2,572	1,921
Nonresidential real estate	1,887	1,181
Land	258	275
	5,696	4,278
Acquired other real estate owned:
One-to-four family residential	156	176
Land	1,852	1,852
	2,008	2,028
Total other real estate owned	$7,704	$6,306
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances. We had no outstanding advances at June 30, 2014.
As of June 30, 2014, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of June 30, 2014, we had no other material commitments for capital expenditures.
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
Actual capital ratios and minimum required ratios for the Bank were:

	Actual Ratio	Minimum required to be Well Capitalized Under Prompt Corrective Action Provisions	Minimum Capital Ratios Established under Capital Plans
June 30, 2014
Total capital (to risk-weighted assets)
Consolidated	17.41%	8.00%	N/A
BankFinancial, F.S.B.	15.13	8.00	12.00%
Tier 1 (core) capital (to risk-weighted assets)
Consolidated	16.16	4.00	N/A
BankFinancial, F.S.B.	13.88	4.00	8.00
Tier 1 (core) capital (to adjusted total assets)
Consolidated	12.21	4.00	N/A
BankFinancial, F.S.B.	10.50	4.00	8.00
December 31, 2013
Total capital (to risk-weighted assets)
Consolidated	17.28	8.00	N/A
BankFinancial, F.S.B.	14.93	8.00	12.00
Tier 1 (core) capital (to risk-weighted assets)
Consolidated	16.03	4.00	N/A
BankFinancial, F.S.B.	13.68	4.00	8.00
Tier 1 (core) capital (to adjusted total assets)
Consolidated	11.92	4.00	N/A
BankFinancial, F.S.B.	10.16	4.00	8.00
The Bank was notified that, as of June 30, 2014 and December 31, 2013, it was considered well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the Bank’s prompt corrective action capitalization category.
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
Capital Management - Company Total stockholders’ equity was $178.3 million at June 30, 2014, compared to $175.6 million at December 31, 2013. The increase in total stockholders’ equity was primarily due to the $2.3 million net income that we recorded for the six months ended June 30, 2014. The unallocated shares of common stock that our ESOP owns were reflected as a $10.8 million reduction to stockholders’ equity at June 30, 2014, compared to a $11.3 million reduction at December 31, 2013.
Quarterly Cash Dividends. As a result of the regulatory restructuring occasioned by the Dodd-Frank Act, the Company is subject to Federal Reserve Board Supervisory Letter SR 09-4, which outlines the circumstances in which a holding company should, among other things, notify and make a submission to the Federal Reserve Bank prior to declaring a dividend. The Company will continue to consult with, and seek the prior approval of, the Federal Reserve Bank prior to declaring any dividends.
Stock Repurchase Program. Our Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. The authorization permitted shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization was utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. As of June 30, 2014, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that had been authorized for repurchase. Federal Reserve Board Supervisory Letter SR 09-4 outlines the circumstances in which a holding company should notify and make a submission to the Federal Reserve Bank before redeeming or repurchasing common stock. The Company has no plans to engage in stock repurchases at this time.
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
Quantitative Analysis. The following table sets forth, as of June 30, 2014, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Decrease in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(dollars in thousands)
+400	$(15,725)	(10.40)%	$(5,194)	(12.00)%
+300	(2,670)	(1.77)	(3,792)	(8.76)
+200	69	0.05	(2,329)	(5.38)
+100	1,140	0.75	(1,200)	(2.77)
0	—	—	—	—
The Company has opted not to include an estimate for a decrease in rates at June 30, 2014 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at June 30, 2014, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 0.05% decrease in NPV and a $2.3 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended June 30, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in the Company’s Annual Report in Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Equity Securities.
The Company’s Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. In accordance with this authorization, the Company had repurchased 4,239,134 shares of its common stock as of June 30, 2014. The Company has no plans to engage in stock repurchases at this time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	July 30, 2014	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer