Form 10-Q
period 2014-09-30
BankFinancial CORP
filed 2014-10-29
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2014
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
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. At October 27, 2014, there were 21,101,966 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
September 30, 2014

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	September 30, 2014	December 31, 2013
Assets
Cash and due from other financial institutions	$11,078	$15,781
Interest-bearing deposits in other financial institutions	81,847	145,176
Cash and cash equivalents	92,925	160,957
Securities, at fair value	115,001	110,907
Loans receivable, net of allowance for loan losses: September 30, 2014, $13,051 and December 31, 2013, $14,154	1,134,442	1,098,077
Other real estate owned, net	5,990	6,306
Stock in Federal Home Loan Bank, at cost	6,257	6,068
Premises and equipment, net	34,030	35,328
Accrued interest receivable	3,590	3,933
Core deposit intangible	1,998	2,433
Bank owned life insurance	22,140	21,958
Other assets	4,560	7,627
Total assets	$1,420,933	$1,453,594

Liabilities
Deposits
Noninterest-bearing	$128,498	$126,680
Interest-bearing	1,089,804	1,126,028
Total deposits	1,218,302	1,252,708
Borrowings	2,834	3,055
Advance payments by borrowers for taxes and insurance	6,762	10,432
Accrued interest payable and other liabilities	11,759	11,772
Total liabilities	1,239,657	1,277,967

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,101,966 shares issued at September 30, 2014 and December 31, 2013	211	211
Additional paid-in capital	193,674	193,594
Retained earnings (deficit)	(2,461)	(7,342)
Unearned Employee Stock Ownership Plan shares	(10,522)	(11,255)
Accumulated other comprehensive income	374	419
Total stockholders’ equity	181,276	175,627
Total liabilities and stockholders’ equity	$1,420,933	$1,453,594

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and dividend income
Loans, including fees	$11,983	$11,680	$35,767	$35,812
Securities	283	241	866	710
Other	102	186	303	574
Total interest income	12,368	12,107	36,936	37,096
Interest expense
Deposits	744	880	2,327	2,799
Borrowings	2	2	5	12
Total interest expense	746	882	2,332	2,811
Net interest income	11,622	11,225	34,604	34,285
Provision for (recovery of) loan losses	(1,413)	(437)	20	491
Net interest income after provision for loan losses	13,035	11,662	34,584	33,794
Noninterest income
Deposit service charges and fees	519	520	1,417	1,528
Other fee income	571	571	1,698	1,713
Insurance commissions and annuities income	106	106	279	301
Gain on sale of loans, net	39	32	107	1,445
Loss on sale of securities (includes $7 accumulated other compre-hensive income reclassifications for unrealized net losses on available for sale securities for the nine months ended September 30, 2014)	—	—	(7)	—
Gain on disposition of premises and equipment, net	—	—	5	—
Loan servicing fees	102	112	310	349
Amortization and impairment of servicing assets	(32)	(43)	(112)	(152)
Earnings on bank owned life insurance	57	84	182	236
Trust	171	172	505	536
Other	215	183	556	513
	1,748	1,737	4,940	6,469
Noninterest expense
Compensation and benefits	5,492	6,143	17,046	19,581
Office occupancy and equipment	1,687	1,797	5,227	5,550
Advertising and public relations	271	195	737	609
Information technology	674	817	2,004	2,394
Supplies, telephone, and postage	394	382	1,169	1,234
Amortization of intangibles	143	149	435	455
Nonperforming asset management	418	682	619	2,031
Operations of other real estate owned	494	476	1,160	1,409
FDIC insurance premiums	208	476	1,157	1,445
Other	1,376	1,243	3,956	3,762
	11,157	12,360	33,510	38,470
Income before income taxes	3,626	1,039	6,014	1,793
Income tax expense	36	—	78	—
Net income	$3,590	$1,039	$5,936	$1,793
Basic earnings per common share	$0.17	$0.05	$0.29	$0.09
Diluted earnings per common share	$0.17	$0.05	$0.29	$0.09
Weighted average common shares outstanding	20,218,951	20,048,058	20,154,912	20,002,381
Diluted weighted average common shares outstanding	20,235,407	20,054,092	20,170,964	20,005,197

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$3,590	$1,039	$5,936	$1,793
Unrealized holding loss arising during the period, net of tax	(26)	(215)	(52)	(659)
Reclassification adjustment for losses included in net income	—	—	7	—
Net current period other comprehensive loss	(26)	(215)	(45)	(659)
Comprehensive income	$3,564	$824	$5,891	$1,134

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2013	$211	$193,590	$(9,796)	$(12,233)	$1,118	$172,890
Net income	—	—	1,793	—	—	1,793
Other comprehensive loss, net of tax effects	—	—	—	—	(659)	(659)
Nonvested stock awards-stock-based compensation expense	—	62	—	—	—	62
Cash dividends declared on common stock ($0.02 per share)	—	—	(422)	—	—	(422)
ESOP shares earned	—	(85)	—	732	—	647
Balance at September 30, 2013	$211	$193,567	$(8,425)	$(11,501)	$459	$174,311

Balance at January 1, 2014	$211	$193,594	$(7,342)	$(11,255)	$419	$175,627
Net income	—	—	5,936	—	—	5,936
Other comprehensive loss, net of tax effects	—	—	—	—	(45)	(45)
Nonvested stock awards-stock-based compensation expense	—	52	—	—	—	52
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,055)	—	—	(1,055)
ESOP shares earned	—	28	—	733	—	761
Balance at September 30, 2014	$211	$193,674	$(2,461)	$(10,522)	$374	$181,276

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$5,936	$1,793
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	20	491
ESOP shares earned	761	647
Stock–based compensation expense	52	62
Depreciation and amortization	2,864	3,285
Amortization of premiums and discounts on securities and loans	(325)	(606)
Amortization of core deposit intangible	435	455
Amortization and impairment of servicing assets	112	152
Net change in net deferred loan origination costs	(99)	(157)
Net loss (gain) on sale of other real estate owned	(40)	182
Net gain on sale of loans	(107)	(1,445)
Net loss on sale of securities	7	—
Net gain on disposition of premises and equipment	(5)	—
Loans originated for sale	(3,492)	(9,876)
Proceeds from sale of loans	3,599	10,750
Other real estate owned valuation adjustments	392	471
Net change in:
Accrued interest receivable	343	570
Earnings on bank owned life insurance	(182)	(236)
Other assets	3,638	3,749
Accrued interest payable and other liabilities	(13)	(583)
Net cash from operating activities	13,896	9,704
Cash flows from investing activities
Securities
Proceeds from maturities	43,924	25,422
Proceeds from principal repayments	5,259	10,571
Proceeds from sales of securities	3,663	—
Purchases of securities	(57,023)	(42,351)
Loans receivable
Principal payments on loans receivable	322,271	345,906
Originated for investment	(363,909)	(353,764)
Proceeds from sale of loans	—	2,868
Proceeds of redemption of Federal Home Loan Bank of Chicago stock	—	2,344
Purchase of Federal Home Loan Bank of Chicago stock	(189)	—
Proceeds from sale of other real estate owned	3,790	7,542
Purchase of premises and equipment, net	(362)	(24)
Net cash used in investing activities	(42,576)	(1,486)

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Nine Months Ended September 30,
Cash flows from financing activities
Net change in deposits	$(34,406)	$(32,518)
Net change in borrowings	(221)	(2,684)
Net change in advance payments by borrowers for taxes and insurance	(3,670)	(4,880)
Cash dividends paid on common stock	(1,055)	(422)
Net cash used in financing activities	(39,352)	(40,504)
Net change in cash and cash equivalents	(68,032)	(32,286)
Beginning cash and cash equivalents	160,957	275,764
Ending cash and cash equivalents	$92,925	$243,478

Supplemental disclosures of cash flow information:
Interest paid	$2,344	$2,849
Income taxes paid	114	—
Income taxes refunded	—	461
Loans transferred to other real estate owned	3,836	3,268

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
Principles of Consolidation: The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2014.
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
Recent Accounting Pronouncements
In January 2014, the FASB amended existing guidance to clarify when a creditor should derecognize a loan receivable and recognize a collateral asset. An in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  This amendment is effective for interim and annual reporting periods beginning after December 15, 2014.  The adoption of this standard will not have a material impact on the Company’s results of operation or financial position but will require expansion of the Company’s disclosures.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income available to common stockholders	$3,590	$1,039	$5,936	$1,793
Average common shares outstanding	21,101,966	21,101,966	21,101,966	21,087,838
Less:
Unearned ESOP shares	(866,193)	(1,028,158)	(926,705)	(1,072,180)
Unvested restricted stock shares	(16,822)	(25,750)	(20,349)	(13,277)
Weighted average common shares outstanding	20,218,951	20,048,058	20,154,912	20,002,381
Add - Net effect of dilutive stock options and unvested restricted stock	16,456	6,034	16,052	2,816
Diluted weighted average common shares outstanding	20,235,407	20,054,092	20,170,964	20,005,197
Basic earnings per common share	$0.17	$0.05	$0.29	$0.09
Diluted earnings per common share	$0.17	$0.05	$0.29	$0.09

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
Certificates of deposit	$78,109	$—	$—	$78,109
Municipal securities	180	1	—	181
Equity mutual fund	500	5	—	505
Mortgage-backed securities - residential	24,195	1,147	(80)	25,262
Collateralized mortgage obligations - residential	10,929	41	(57)	10,913
SBA-guaranteed loan participation certificates	31	—	—	31
	$113,944	$1,194	$(137)	$115,001
December 31, 2013
Certificates of deposit	$65,010	$—	$—	$65,010
Municipal securities	180	7	—	187
Equity mutual fund	500	—	(3)	497
Mortgage-backed securities - residential	27,229	1,295	(160)	28,364
Collateralized mortgage obligations - residential	16,851	35	(72)	16,814
SBA-guaranteed loan participation certificates	35	—	—	35
	$109,805	$1,337	$(235)	$110,907
Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at September 30, 2014 and December 31, 2013.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	Amortized Cost	Fair Value
Due in one year or less	$78,289	$78,290
Equity mutual fund	500	505
Mortgage-backed securities - residential	24,195	25,262
Collateralized mortgage obligations - residential	10,929	10,913
SBA-guaranteed loan participation certificates	31	31
	$113,944	$115,001

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Sales of securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds	$—	$—	$3,663	$—
Gross gains	—	—	—	—
Gross losses	—	—	7	—
Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2014
Mortgage-backed securities - residential	$—	$—	$2,285	$(80)	$2,285	$(80)
Collateralized mortgage obligations - residential	1,637	(2)	7,391	(55)	9,028	(57)
	$1,637	$(2)	$9,676	$(135)	$11,313	$(137)

December 31, 2013
Equity mutual fund	$497	$(3)	$—	$—	$497	$(3)
Mortgage-backed securities - residential	2,806	(160)	—	—	2,806	(160)
Collateralized mortgage obligations - residential	11,233	(72)	—	—	11,233	(72)
	$14,536	$(235)	$—	$—	$14,536	$(235)
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
Certain residential mortgage-backed securities and certain collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at September 30, 2014, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are as follows:

	September 30, 2014	December 31, 2013
One-to-four family residential real estate	$187,318	$201,382
Multi-family mortgage	453,720	396,058
Nonresidential real estate	243,047	263,567
Construction and land	2,356	6,570
Commercial loans	53,962	54,255
Commercial leases	203,563	187,112
Consumer	2,458	2,317
	1,146,424	1,111,261
Net deferred loan origination costs	1,069	970
Allowance for loan losses	(13,051)	(14,154)
Loans, net	$1,134,442	$1,098,077
The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
September 30, 2014
One-to-four family residential real estate	$8	$—	$2,548	$2,556	$3,901	$51	$183,366	$187,318
Multi-family mortgage	457	—	4,782	5,239	6,772	—	446,948	453,720
Nonresidential real estate	243	—	3,180	3,423	6,103	161	236,783	243,047
Construction and land	12	—	188	200	120	—	2,236	2,356
Commercial loans	—	—	590	590	76	—	53,886	53,962
Commercial leases	—	—	956	956	—	—	203,563	203,563
Consumer	—	—	87	87	—	—	2,458	2,458
	$720	$—	$12,331	$13,051	$16,972	$212	$1,129,240	1,146,424
Net deferred loan origination costs								1,069
Allowance for loan losses								(13,051)
Loans, net								$1,134,442

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
December 31, 2013
One-to-four family residential real estate	$26	$5	$3,817	$3,848	$3,692	$100	$197,590	$201,382
Multi-family mortgage	255	—	4,189	4,444	7,031	—	389,027	396,058
Nonresidential real estate	77	—	3,658	3,735	4,381	1,633	257,553	263,567
Construction and land	12	—	381	393	383	—	6,187	6,570
Commercial loans	—	—	731	731	—	23	54,232	54,255
Commercial leases	—	—	946	946	—	—	187,112	187,112
Consumer	—	—	57	57	77	—	2,240	2,317
	$370	$5	$13,779	$14,154	$15,564	$1,756	$1,093,941	1,111,261
Net deferred loan origination costs								970
Allowance for loan losses								(14,154)
Loans, net								$1,098,077
Activity in the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$14,452	$17,097	$14,154	$18,035
Loans charged off:
One-to-four family residential real estate	(298)	(528)	(644)	(1,073)
Multi-family mortgage	(97)	(902)	(781)	(1,512)
Nonresidential real estate	(695)	(138)	(1,461)	(370)
Construction and land	—	(16)	(1)	(943)
Commercial loans	(78)	(131)	(100)	(363)
Commercial leases	(8)	—	(8)	—
Consumer	—	(38)	(10)	(50)
	(1,176)	(1,753)	(3,005)	(4,311)
Recoveries:
One-to-four family residential real estate	26	108	134	435
Multi-family mortgage	11	3	31	219
Nonresidential real estate	116	329	400	451
Construction and land	29	193	287	196
Commercial loans	1,005	335	1,027	356
Consumer	1	1	3	4
	1,188	969	1,882	1,661
Net (charge-off) recoveries	12	(784)	(1,123)	(2,650)
Provision for (recovery of) loan losses	(1,413)	(437)	20	491
Ending balance	$13,051	$15,876	$13,051	$15,876

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
Less unamortized discount
Less previous charge-offs
Plus recorded accrued interest
Less reserve for uncollected interest
= Recorded investment
The following tables present loans individually evaluated for impairment by class of loans, excluding purchased impaired loans:

					Three months ended September 30, 2014		Nine months ended September 30, 2014
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2014
With no related allowance recorded:
One-to-four family residential real estate	$4,306	$3,211	$1,088	$—	$2,847	$3	$2,741	$16
One-to-four family residential real estate - non-owner occupied	669	596	71	—	611	13	713	21
Multi-family mortgage	3,173	3,093	24	—	2,354	25	3,571	72
Wholesale commercial lending	521	519	—	—	521	9	366	26
Nonresidential real estate	2,825	2,715	66	—	4,376	21	4,566	92
Commercial loans - secured	76	76	—	—	129	1	99	3
	11,570	10,210	1,249	—	10,838	72	12,056	230
With an allowance recorded:
One-to-four family residential real estate - non-owner occupied	115	84	32	8	119	—	239	—
Multi-family mortgage	4,202	3,130	1,068	457	2,504	18	2,208	67
Nonresidential real estate	3,609	3,368	245	243	2,048	4	1,568	47
Land	180	120	61	12	119	—	119	—
	8,106	6,702	1,406	720	4,790	22	4,134	114
Total	$19,676	$16,912	$2,655	$720	$15,628	$94	$16,190	$344

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
Purchased Impaired Loans
As a result of its acquisition of Downers Grove National Bank, the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. The carrying amounts of these purchased impaired loans are as follows:

	September 30, 2014	December 31, 2013
One-to-four family residential real estate	$51	$100
Nonresidential real estate	161	1,633
Commercial loans	—	23
Outstanding balance	$212	$1,756
Carrying amount, net of allowance (None at September 30, 2014 and $5 at December 31, 2013)	$212	$1,751

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Accretable yield, or income expected to be collected, related to purchased impaired loans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$11	$100	$37	$196
Reclassifications from nonaccretable difference	—	(2)	(1)	1
Accretion of income	6	48	31	147
Ending balance	$5	$50	$5	$50
For the above purchased impaired loans, there was a $5,000 decrease to the allowance for loan losses for the three and nine months ended September 30, 2014. For the above purchased impaired loans, the allowance for loan losses was decreased by $51,000 and $109,000 for the three and nine months ended September 30, 2013, respectively.
Purchased impaired loans for which it was probable at the date of acquisition that all contractually required payments would not be collected are as follows:

	September 30, 2014	December 31, 2013
Contractually required payments receivable of loans purchased:
One-to-four family residential real estate	$82	$832
Nonresidential real estate	203	1,999
Commercial loans	—	222
	$285	$3,053
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
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual Loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans, excluding purchased impaired loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
September 30, 2014
One-to-four family residential real estate	$4,797	$4,036	$—
One-to-four family residential real estate – non owner occupied	291	190	—
Multi-family mortgage	7,375	6,223	—
Nonresidential real estate	4,711	4,384	—
Land	180	120	—
Commercial loans – secured	286	82	—
Consumer	1	1	—
	$17,641	$15,036	$—
December 31, 2013
One-to-four family residential real estate	$3,516	$3,498	$—
One-to-four family residential real estate – non owner occupied	1,190	1,143	—
Multi-family mortgage	8,142	7,098	228
Nonresidential real estate	4,748	4,214	—
Land	387	382	—
Commercial loans – secured	77	77	—
Consumer loans	12	12	—
	$18,072	$16,424	$228
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $471,000 and $1.3 million at September 30, 2014 and December 31, 2013, respectively. Except for purchased impaired loans, when a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at September 30, 2014 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$1,900	$609	$3,278	$5,787	$130,829	$136,616
One-to-four family residential real estate - non-owner occupied	87	—	152	239	50,518	50,757
Multi-family mortgage	—	1,873	3,787	5,660	331,470	337,130
Wholesale commercial lending	—	—	—	—	114,506	114,506
Nonresidential real estate	2,343	1,534	3,322	7,199	234,294	241,493
Construction	—	—	—	—	73	73
Land	128	—	120	248	2,035	2,283
Commercial loans:
Secured	77	—	—	77	11,679	11,756
Unsecured	8	—	—	8	2,369	2,377
Municipal	—	—	—	—	2,228	2,228
Warehouse lines	—	180	—	180	5,111	5,291
Health care	—	—	—	—	20,654	20,654
Aviation	—	—	—	—	1,125	1,125
Other	—	—	—	—	10,649	10,649
Commercial leases:
Investment rated commercial leases	124	488	—	612	157,107	157,719
Below investment grade	75	—	—	75	11,122	11,197
Non-rated	—	—	—	—	28,321	28,321
Lease pools	—	—	—	—	7,344	7,344
Consumer	—	3	1	4	2,463	2,467
	$4,742	$4,687	$10,660	$20,089	$1,123,897	$1,143,986

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Purchased impaired loans
One-to-four family residential real estate - non-owner occupied	$—	$—	$51	$51	$—	$51
Nonresidential real estate	—	—	161	161	—	161
	$—	$—	$212	$212	$—	$212

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
The Company had $3.2 million of TDRs at September 30, 2014, compared to $3.3 million at December 31, 2013, with $50,000 and $53,000 in specific valuation reserves allocated to those loans at September 30, 2014 and December 31, 2013, respectively. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date.
The following table presents loans classified as TDRs:

	September 30, 2014	December 31, 2013
One-to-four family residential real estate	$1,965	$2,093
Multi-family mortgage	516	518
Troubled debt restructured loans – accrual loans	2,481	2,611
One-to-four family residential real estate	404	342
Multi-family mortgage	353	384
Commercial loans - secured	5	—
Troubled debt restructured loans – nonaccrual loans	762	726
Total troubled debt restructured loans	$3,243	$3,337
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
During the three and nine months ending September 30, 2014 and 2013, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDR activity:

	Three Months Ended September 30,
	2014			2013
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	1	$345	$345	—	$—	$—
Commercial loans - secured	1	210	5	—	—	—
Total	2	$555	$350	—	$—	$—

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the Three Months Ended September 30, 2014
One-to-four family residential real estate	$—	$345	$—	$345
Commercial loans - secured	—	—	5	5
Total	$—	$345	$5	$350
The TDRs described above had no impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in $205,000 of charge-offs for the three months ended September 30, 2014.

	Nine Months Ended September 30,
	2014			2013
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	4	$485	$444	3	$950	$950
Commercial loans - secured	1	210	5	—	—	—
Total	5	$695	$449	3	$950	$950

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the Nine Months Ended September 30, 2014
One-to-four family residential real estate	$19	$373	$52	$444
Commercial loans - secured	—	—	5	5
	$19	$373	$57	$449
For the Nine Months Ended September 30, 2013
One-to-four family residential real estate	$—	$950	$—	$950
The TDRs described above decreased interest income by $1,000, resulted in no change to the allowance for loan losses allocated and resulted in charge-offs of $246,000 for the nine months ended September 30, 2014. The TDRs had no impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs for the nine months ended September 30, 2013.
The following table presents TDRs for which there was a payment default during the nine months ending September 30, 2014 and 2013 within twelve months following the modification.

	2014		2013
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	1	$28	—	$—
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The one TDR for which there was a payment default had no effect on the allowance for loan losses during the nine months ending September 30, 2014.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

There were certain other loan modifications during the three and nine months ending September 30, 2014 and 2013 that did not meet the definition of a TDR. These loans had a total recorded investment of $1.6 million and $1.1 million at September 30, 2014 and 2013, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of September 30, 2014, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$130,089	$1,253	$1,107	$4,050	$136,499
One-to-four family residential real estate - non-owner occupied	49,532	118	929	240	50,819
Multi-family mortgage	327,140	2,121	3,191	6,251	338,703
Wholesale commercial lending	113,862	—	1,155	—	115,017
Nonresidential real estate	228,757	2,933	6,805	4,552	243,047
Construction	70	—	—	—	70
Land	1,370	—	796	120	2,286
Commercial loans:
Secured	11,656	5	8	76	11,745
Unsecured	1,494	45	837	—	2,376
Municipal	2,213	—	—	—	2,213
Warehouse lines	10,611	—	—	—	10,611
Health care	20,641	—	—	—	20,641
Aviation	1,122	—	—	—	1,122
Other	5,254	—	—	—	5,254
Commercial leases:
Investment rated commercial leases	156,957	—	—	—	156,957
Below investment grade	11,141	—	—	—	11,141
Non-rated	28,148	—	—	—	28,148
Lease pools	7,317	—	—	—	7,317
Consumer	2,457	—	—	1	2,458
Total	$1,109,831	$6,475	$14,828	$15,290	$1,146,424

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2014
Securities:
Certificates of deposit	$—	$78,109	$—	$78,109
Municipal securities	—	181	—	181
Equity mutual fund	505	—	—	505
Mortgage-backed securities – residential	—	25,262	—	25,262
Collateralized mortgage obligations – residential	—	10,913	—	10,913
SBA-guaranteed loan participation certificates	—	31	—	31
	$505	$114,496	$—	$115,001
December 31, 2013
Securities:
Certificates of deposit	$—	$65,010	$—	$65,010
Municipal securities	—	187	—	187
Equity mutual fund	497	—	—	497
Mortgage-backed securities - residential	—	28,364	—	28,364
Collateralized mortgage obligations – residential	—	16,814	—	16,814
SBA-guaranteed loan participation certificates	—	35	—	35
	$497	$110,410	$—	$110,907

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2014
Impaired loans:
One-to-four family residential real estate	$—	$—	$76	$76
Multi-family mortgage	—	—	2,673	2,673
Nonresidential real estate	—	—	3,125	3,125
Construction and land	—	—	108	108
	$—	$—	$5,982	$5,982
Other real estate owned:
One-to-four family residential real estate	$—	$—	$174	$174
Multi-family mortgage	—	—	1,265	1,265
Land	—	—	809	809
	$—	$—	$2,248	$2,248
Mortgage servicing rights	$—	$—	$170	$170

December 31, 2013
Impaired loans:
One-to-four family residential real estate	$—	$—	$460	$460
Multi-family mortgage	—	—	2,286	2,286
Nonresidential real estate	—	—	971	971
Construction and land	—	—	107	107
	$—	$—	$3,824	$3,824
Other real estate owned:
One-to-four family residential real estate	$—	$—	$297	$297
Nonresidential real estate	—	—	460	460
Land	—	—	1,019	1,019
	$—	$—	$1,776	$1,776
Mortgage servicing rights	$—	$—	$198	$198
Impaired loans, including purchased impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, and have specific valuation allowances, had a carrying amount of $6.7 million, with a valuation allowance of $720,000 at September 30, 2014, compared to a carrying amount of $4.2 million, and a valuation allowance of $375,000 at December 31, 2013, resulting in an increase in the provision for loan losses of $345,000 for the nine months ended September 30, 2014.
Other real estate owned ("OREO"), which is carried at the lower of cost or fair value less costs to sell, had a carrying value of $3.0 million less a valuation allowance of $788,000, or $2.2 million at September 30, 2014, compared to a carrying value of $2.7 million less a valuation allowance of $902,000, or $1.8 million at December 31, 2013. There were $392,000 of valuation adjustments of OREO recorded for the nine months ended September 30, 2014.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $170,000 at September 30, 2014, and a carrying amount of $198,000 at December 31, 2013. A pre-tax recovery of $4,000 on our mortgage servicing rights portfolio was included in noninterest income for the three months ended September 30, 2014, compared to a recovery of $6,000 for the same period in 2013.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
One-to-four family residential real estate loans	$76	Sales comparison	Discount applied to valuation	4.8% (5%)
Multi-family mortgage loans	2,673	Sales comparison	Comparison between sales and income approaches	-10.9% to 51.1% (41%)
		Income approach	Cap Rate	9.6% to 13.8% (10%)
Nonresidential real estate loans	3,125	Sales comparison	Comparison between sales and income approaches	-2.1% to 33.9% (24%)
		Income approach	Cap Rate	10%
Construction and land loans	108	Sales comparison	Discount applied to valuation	21.8% (22%)
Impaired loans	$5,982
Other real estate owned:
One-to-four family residential real estate	$174	Sales comparison	Discount applied to valuation	7.7% to 29.2% (7%)
Multi-family mortgage	1,265	Sales comparison	Comparison between sales and income approaches	-6.6% to 16.4% (-%)

Land	809	Sales comparison	Discount applied to valuation	-21.9% to 11.2% (-8%)
Other real estate owned	$2,248
Mortgage servicing rights	$170	Third party valuation	Present value of future servicing income based on prepayment speeds	11.5 % to 23.5% (15%)
		Third party valuation	Present value of future servicing income based on default rates	12%

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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at September 30, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$92,925	$11,078	$81,847	$—	$92,925
Securities	115,001	505	114,496	—	115,001
Loans held for sale	—	—	—	—	—
Loans receivable, net of allowance for loan losses	1,134,442	—	1,062,627	5,982	1,068,609
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	3,590	—	3,590	—	3,590
Financial liabilities					—
Noninterest-bearing demand deposits	$128,498	$—	$128,498	$—	$128,498
Savings deposits	152,545	—	152,545	—	152,545
NOW and money market accounts	693,624	—	693,624	—	693,624
Certificates of deposit	243,635	—	243,522	—	243,522
Borrowings	2,834	—	2,822	—	2,822
Accrued interest payable	101	—	101	—	101

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$160,957	$15,781	$145,176	$—	$160,957
Securities	110,907	497	110,410	—	110,907
Loans held for sale	—	—	—	—	—
Loans receivable, net of allowance for loan losses	1,098,077	—	1,049,111	3,824	1,052,935
FHLBC stock	6,068	—	—	—	N/A
Accrued interest receivable	3,933	—	3,933	—	3,933
Financial liabilities
Noninterest-bearing demand deposits	$126,680	$—	$126,680	$—	$126,680
Savings deposits	149,602	—	149,602	—	149,602
NOW and money market accounts	700,804	—	700,804	—	700,804
Certificates of deposit	275,622	—	276,022	—	276,022
Borrowings	3,055	—	3,057	—	3,057
Accrued interest payable	113	—	113	—	113
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
Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) the failure of the real estate market to recover or further declines in real estate values that adversely impact the value of our loan collateral and OREO, asset dispositions and the level of borrower equity in their investments; (ii) the persistence or worsening of adverse economic conditions in general and in the Chicago metropolitan area in particular, including high or increasing unemployment levels, that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (iii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (iv) interest rate movements and their impact on customer behavior and our net interest margin; (v) less than anticipated loan growth due to a lack of demand for specific loan products, competitive pressures or a dearth of borrowers who meet our underwriting standards; (vi) changes, disruptions or illiquidity in national or global financial markets; (vii) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (viii) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board; (ix) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (x) the impact of new legislation or regulatory changes, including the Dodd-Frank Act and Basel III, on our products, services, operations and operating expenses; (xi) higher federal deposit insurance premiums; (xii) higher than expected overhead, infrastructure and compliance costs; (xiii) changes in accounting principles, policies or guidelines; and (xiv) our failure to achieve expected synergies and cost savings from acquisitions.
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
Overview
Loan origination volumes were slightly higher than expectations for the third quarter of 2014 within the multifamily real estate category and commercial loan categories, and otherwise were consistent with expectations for all other categories. Loan payoffs declined overall but continued consolidation of first-lien and second-lien residential loans accelerated and we experienced a somewhat higher rate of compensated prepayments on commercial leases during the quarter. Given current loan and lease pipeline activity, we expect that total loan origination volumes in the fourth quarter of 2014 could be at or near our expectations for the year ended December 31, 2014.
Core earnings per share increased due principally to increases in non-interest income and decreases in core operating expenses. Pre-provision net interest income was consistent with the previous quarter, as improvements in interest income from loan originations were offset by yield reductions in refinanced loans or loan payoffs. We believe that a resumption of net interest income expansion and continued non-interest income and non-interest expense improvement, particularly in non-core operating expenses, is feasible in future periods.
Our asset quality continued to improve in the third quarter of 2014. The provision for loan losses decreased primarily due to decline in historical loss rates and a reduction in performing classified assets. Absent currently unforeseen events, we expect to be at or near our expectations for asset quality at the end of 2014.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	September 30, 2014	December 31, 2013	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,420,933	$1,453,594	$(32,661)
Loans, net	1,134,442	1,098,077	36,365
Securities, at fair value	115,001	110,907	4,094
Core deposit intangible	1,998	2,433	(435)
Deposits	1,218,302	1,252,708	(34,406)
Borrowings	2,834	3,055	(221)
Equity	181,276	175,627	5,649

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$12,368	$12,107	$261	$36,936	$37,096	$(160)
Interest expense	746	882	(136)	2,332	2,811	(479)
Net interest income	11,622	11,225	397	34,604	34,285	319
Provision for (recovery of) loan losses	(1,413)	(437)	(976)	20	491	(471)
Net interest income after provision for loan losses	13,035	11,662	1,373	34,584	33,794	790
Noninterest income	1,748	1,737	11	4,940	6,469	(1,529)
Noninterest expense	11,157	12,360	(1,203)	33,510	38,470	(4,960)
Income before income tax expense	3,626	1,039	2,587	6,014	1,793	4,221
Income tax expense	36	—	36	78	—	78
Net income	$3,590	$1,039	$2,551	$5,936	$1,793	$4,143

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	1.01%	0.29%	0.55%	0.16%
Return on equity (ratio of net income to average equity) (1)	7.98	2.38	4.43	1.37
Average equity to average assets	12.60	12.13	12.42	12.03
Net interest rate spread (1) (2)	3.35	3.21	3.34	3.28
Net interest margin (1) (3)	3.40	3.26	3.39	3.34
Efficiency ratio (4)	83.45	95.36	84.74	94.40
Noninterest expense to average total assets (1)	3.13	3.43	3.11	3.53
Average interest-earning assets to average interest-bearing liabilities	123.12	121.95	122.51	121.33
Dividends declared per share	$0.04	$—	$0.05	$0.02
Dividend payout ratio	23.50%	N.M.	17.78%	N.M.

	At September 30, 2014	At December 31, 2013
Asset Quality Ratios:
Nonperforming assets to total assets (5)	1.49%	1.70%
Nonperforming loans to total loans	1.33	1.66
Allowance for loan losses to nonperforming loans	85.59	76.89
Allowance for loan losses to total loans	1.14	1.27
Capital Ratios:
Equity to total assets at end of period	12.76%	12.08%
Tier 1 leverage ratio (Bank only)	10.95	10.16
Other Data:
Number of full-service offices	19	20
Employees (full-time equivalents)	270	301

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.
N.M. Not Meaningful
Comparison of Financial Condition at September 30, 2014 and December 31, 2013
Total assets decreased $32.7 million, or 2.2%, to $1.421 billion at September 30, 2014, from $1.454 billion at December 31, 2013. The decrease in total assets was primarily due to a decrease in cash and cash equivalents, which was partially offset by an increase in loans. Cash and cash equivalents decreased by $68.0 million, or 42.3%, to $92.9 million at September 30, 2014, from $161.0 million at December 31, 2013. Loans increased $36.4 million, or 3.3%, to $1.134 billion at September 30, 2014, from $1.098 billion at December 31, 2013.
Total liabilities decreased by $38.3 million, or 3.0%, to $1.240 billion at September 30, 2014, from $1.278 billion at December 31, 2013, primarily due to a decrease in certificates of deposits, which was partially offset by increases in non-interest bearing deposits and savings accounts. Total deposits decreased $34.4 million, or 2.7%, to $1.218 billion at September 30, 2014, from $1.253 billion at December 31, 2013. Certificates of deposit decreased $32.0 million, or 11.6%, to $243.6 million at September 30, 2014, from $275.6 million at December 31, 2013. Noninterest-bearing demand deposits increased $1.8 million, or 1.4%, to $128.5 million at September 30, 2014, from $126.7 million at December 31, 2013. Savings accounts increased $2.9 million, or 2.0%, to $152.5 million at September 30, 2014, from $149.6 million at December 31, 2013. Money market and interest-bearing NOW accounts decreased $7.2 million, or 1.0%, to $693.6 million at September 30, 2014, from $700.8 million at December 31, 2013. Core deposits (savings, money market, noninterest-bearing demand and NOW accounts) increased to 80.0% of total deposits at September 30, 2014, from 78.0% of total deposits at December 31, 2013.
Total stockholders’ equity was $181.3 million at September 30, 2014, compared to $175.6 million at December 31, 2013. The increase in total stockholders’ equity was primarily due to the $5.9 million of net income that we recorded for the nine months ended September 30, 2014. The unallocated shares of common stock that our ESOP owns were reflected as a $10.5 million reduction to stockholders’ equity at September 30, 2014, compared to an $11.3 million reduction at December 31, 2013.
Operating results for the three months ended September 30, 2014 and 2013
Net Income. We had net income of $3.6 million for the three months ended September 30, 2014, compared to $1.0 million for the three months ended September 30, 2013. Earnings per basic and fully diluted share of common stock were $0.17 for the three months ended September 30, 2014, compared to $0.05 for the three months ended September 30, 2013.
Net Interest Income. Net interest income was $11.6 million for the three months ended September 30, 2014, compared to $11.2 million for the same period in 2013. The increase reflected a $261,000, or 2.2%, increase in interest income and a $136,000, or 15.4%, decrease in interest expense.
The increase in net interest income was primarily attributable to increases in the yield on interest-earning assets, which were partially offset by a decrease in net average interest-earning assets. Total average interest-earning assets decreased $9.2 million, or 0.67%, to $1.355 billion for the three months ended September 30, 2014, from $1.365 billion for the same period in 2013. Our net interest rate spread increased by 14 basis points to 3.35% for the three months ended September 30, 2014, from 3.21% for the same period in 2013. Our net interest margin increased by 14 basis points to 3.40% for the three months ended September 30, 2014, from 3.26% for the same period in 2013. The increase in the net interest rate spread and net interest margin resulted from higher yields on interest-earning assets and decreases in the average balance and costs of our interest-bearing liabilities. The yield on interest-earning assets increased ten basis points to 3.62% for the three months ended September 30, 2014, from 3.52% for the same period in 2013, and the cost of interest-bearing liabilities decreased four basis points to 0.27% for the three months ended September 30, 2014, from 0.31% for the same period in 2013.

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

	For the Three Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,127,735	$11,983	4.22%	$1,019,402	$11,680	4.55%
Securities	114,805	283	0.98	68,109	241	1.40
Stock in FHLBC	6,257	8	0.51	6,068	5	0.33
Other	106,639	94	0.35	271,046	181	0.26
Total interest-earning assets	1,355,436	12,368	3.62	1,364,625	12,107	3.52
Noninterest-earning assets	72,114			75,936
Total assets	$1,427,550			$1,440,561
Interest-bearing liabilities:
Savings deposits	$153,256	40	0.10	$147,230	38	0.10
Money market accounts	348,556	281	0.32	340,578	280	0.33
NOW accounts	348,278	89	0.10	344,571	88	0.10
Certificates of deposit	247,672	334	0.54	283,775	474	0.66
Total deposits	1,097,762	744	0.27	1,116,154	880	0.31
Borrowings	3,185	2	0.25	2,813	2	0.28
Total interest-bearing liabilities	1,100,947	746	0.27	1,118,967	882	0.31
Noninterest-bearing deposits	129,406			132,120
Noninterest-bearing liabilities	17,268			14,684
Total liabilities	1,247,621			1,265,771
Equity	179,929			174,790
Total liabilities and equity	$1,427,550			$1,440,561
Net interest income		$11,622			$11,225
Net interest rate spread (2)			3.35%			3.21%
Net interest-earning assets (3)	$254,489			$245,658
Net interest margin (4)			3.40%			3.26%
Ratio of interest-earning assets to interest-bearing liabilities	123.12%			121.95%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
We had a recovery of loan losses of $1.4 million for the three months ended September 30, 2014, compared to a recovery of $437,000 for the same period in 2013. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $1.5 million, or 10.6%, to $12.3 million at September 30, 2014, compared to $13.8 million at June 30, 2014. The primary reason for this decrease is that the growth that occurred in our loan portfolio focused on loan types that had lower loss ratios based on our historical loss experience. During the three months ended September 30, 2014 we recorded a recovery of $1.0 million on a purchased impaired commercial loan from one borrower in connection with the final resolution of that loan. We also recorded a $560,000 charge-off based on an updated valuation for a single tenant commercial real estate property. The reserve established for loans individually evaluated for impairment increased $65,000, or 9.9%, for the three months ended September 30, 2014. Net recoveries were $12,000 for the three months ended September 30, 2014. The allowance for loan losses as a percentage of nonperforming loans was 85.59% at September 30, 2014, compared to 97.21% at June 30, 2014.
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
Noninterest Income

	Three Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Deposit service charges and fees	$519	$520	$(1)
Other fee income	571	571	—
Insurance commissions and annuities income	106	106	—
Gain on sale of loans, net	39	32	7
Loan servicing fees	102	112	(10)
Amortization of servicing assets	(36)	(49)	13
Recovery of servicing assets	4	6	(2)
Earnings on bank owned life insurance	57	84	(27)
Trust income	171	172	(1)
Other	215	183	32
Total noninterest income	$1,748	$1,737	$11
Noninterest income remained stable, totaling $1.7 million for the three months ended September 30, 2014 and the three months ended September 30, 2013. Noninterest income for the three months ended September 30, 2014 included a $39,000 gain on sale of loans, compared to a $32,000 gain on sale of loans that was recorded for the same period in 2013. Earnings on bank owned life insurance decreased $27,000 for the three months ended September 30, 2014 to $57,000 from $84,000 for the same period in 2013.

Noninterest Expense

	Three Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Compensation and benefits	$5,492	$6,143	$(651)
Office occupancy and equipment	1,687	1,797	(110)
Advertising and public relations	271	195	76
Information technology	674	817	(143)
Supplies, telephone and postage	394	382	12
Amortization of intangibles	143	149	(6)
Nonperforming asset management	418	682	(264)
Loss on sale other real estate owned	52	64	(12)
Valuation adjustments of other real estate owned	315	241	74
Operations of other real estate owned	127	171	(44)
FDIC insurance premiums	208	476	(268)
Other	1,376	1,243	133
Total noninterest expense	$11,157	$12,360	$(1,203)
Noninterest expense decreased by $1.2 million, or 9.7%, to $11.2 million for the three months ended September 30, 2014, from $12.4 million for the same period in 2013, due in substantial part to decreases in compensation and benefits expense, nonperforming asset management expense and FDIC insurance premiums. Compensation and benefits expense decreased $651,000, or 10.6%, primarily due to a reduction in full time equivalent employees to 270 at September 30, 2014 from 308 at September 30, 2013. Nonperforming asset management expenses decreased $264,000, or 38.7%, to $418,000 for the three months ended September 30, 2014, from $682,000 for the same period in 2013, primarily due to a decline in nonperforming assets, a decline in expenses relating to resolutions and accelerated dispositions of nonperforming assets, and a $21,000 reimbursement that we received from a borrower for legal expenses in connection with the final resolution of a loan. Valuation adjustments of OREO increased $74,000, or 30.7%, to $315,000 for the three months ended September 30, 2014, from $241,000 for the same period in 2013. The increase in OREO valuation adjustments was a result of updated appraisals. OREO expenses decreased $44,000, or 25.7%, to $127,000 for the three months ended September 30, 2014, from $171,000 for the same period in 2013.
Income Taxes
For the three months ended September 30, 2014, we recorded $36,000 of income tax expense relating to state and federal taxes currently due. For the three months ended September 30, 2013, we recorded no income tax expense or benefit due to the full valuation allowance we have established for deferred tax assets.
Operating results for the nine months ended September 30, 2014 and 2013
Net Income. We had net income of $5.9 million for the nine months ended September 30, 2014, compared to $1.8 million for the nine months ended September 30, 2013. Our earnings per basic and fully diluted share of common stock was $0.29 for the nine months ended September 30, 2014, compared to $0.09 per basic and fully diluted share for the same period in 2013.
Net Interest Income. Net interest income was $34.6 million for the nine months ended September 30, 2014, compared to $34.3 million for the same period in 2013. The increase reflected a $479,000 decrease in interest expense, which was partially offset by a $160,000 decrease in interest income.
The increase in net interest income was primarily attributable to a lower level of average interest-earning assets and a stable yield on interest-earning assets. Total average interest-earning assets decreased $8.2 million, or 0.6%, to $1.364 billion for the nine months ended September 30, 2014, from $1.372 billion for the same period in 2013. Our net interest rate spread increased by six basis points to 3.34% for the nine months ended September 30, 2014, from 3.28% for the same period in 2013. Our net interest margin increased by five basis point to 3.39% for the nine months ended September 30, 2014, from 3.34% for the same period in 2013. The increase in the net interest spread and net interest margin was primarily a result of a lower cost of funds. The yield on interest-earning assets increased one basis point to 3.62% for the nine months ended September 30, 2014, from 3.61% for the same period in 2013, and the cost of interest-bearing liabilities decreased five basis points to 0.28% for the nine months ended September 30, 2014, from 0.33% for the same period in 2013.
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

	For the Nine Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,120,523	$35,767	4.27%	$1,020,932	$35,812	4.69%
Securities	114,194	866	1.01	66,119	710	1.44
Stock in FHLBC	6,184	20	0.43	6,961	17	0.33
Other	123,406	283	0.31	278,480	557	0.27
Total interest-earning assets	1,364,307	36,936	3.62	1,372,492	37,096	3.61
Noninterest-earning assets	73,946			79,460
Total assets	$1,438,253			$1,451,952
Interest-bearing liabilities:
Savings deposits	$153,818	118	0.10	$147,248	113	0.10
Money market accounts	349,196	842	0.32	343,104	886	0.35
NOW accounts	349,989	265	0.10	345,834	289	0.11
Certificates of deposit	257,799	1,102	0.57	292,028	1,511	0.69
Total deposits	1,110,802	2,327	0.28	1,128,214	2,799	0.33
Borrowings	2,808	5	0.24	2,954	12	0.54
Total interest-bearing liabilities	1,113,610	2,332	0.28	1,131,168	2,811	0.33
Noninterest-bearing deposits	127,499			129,563
Noninterest-bearing liabilities	18,555			16,487
Total liabilities	1,259,664			1,277,218
Equity	178,589			174,734
Total liabilities and equity	$1,438,253			$1,451,952
Net interest income		$34,604			$34,285
Net interest rate spread (2)			3.34%			3.28%
Net interest-earning assets (3)	$250,697			$241,324
Net interest margin (4)			3.39%			3.34%
Ratio of interest-earning assets to interest-bearing liabilities	122.51%			121.33%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses
The provision for loan losses totaled $20,000 for the nine months ended September 30, 2014, compared to $491,000 for the same period in 2013. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $1.4 million, or 10.5%, to $12.3 million at September 30, 2014 compared to $13.8 million at December 31, 2013. The reserve established for loans individually evaluated for impairment increased $345,000 for the nine months ended September 30, 2014.
The increase in the reserve established for loans individually evaluated for impairment was primarily attributable to the establishment of a total of $512,000 in specific reserves for four multifamily loans and two commercial real estate loans, which was partially offset by final charge-offs and to a lesser extent recoveries. Net charge-offs were $1.1 million for the nine months ended September 30, 2014, compared to $2.7 million for the same period in 2013. The allowance for loan losses as a percentage of nonperforming loans was 85.59% at September 30, 2014, compared to 76.89% at December 31, 2013.
Noninterest Income

	Nine Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Deposit service charges and fees	$1,417	$1,528	$(111)
Other fee income	1,698	1,713	(15)
Insurance commissions and annuities income	279	301	(22)
Gain on sale of loans, net	107	1,445	(1,338)
Loss on sales of securities	(7)	—	(7)
Gain on disposition of premises and equipment	5	—	5
Loan servicing fees	310	349	(39)
Amortization of servicing assets	(106)	(193)	87
Recovery (impairment) of servicing assets	(6)	41	(47)
Earnings on bank owned life insurance	182	236	(54)
Trust income	505	536	(31)
Other	556	513	43
Total noninterest income	$4,940	$6,469	$(1,529)
Noninterest income decreased by $1.5 million to $4.9 million for the nine months ended September 30, 2014, from $6.5 million for the same period in 2013. Noninterest income for the nine months ended September 30, 2013, included a $1.4 million gain on sale of loans, which included recurring loan sale activity combined with the completion of the sale of the owner-occupied and investor-owned one-to-four family residential loans that we designated as held for sale at December 31, 2012. The completion of this sale represented approximately $1.3 million of the $1.4 million gain on sale of loans that we recorded for the nine months ended September 30, 2013.

Noninterest Expense

	Nine Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Compensation and benefits	$17,046	$19,581	$(2,535)
Office occupancy and equipment	5,227	5,550	(323)
Advertising and public relations	737	609	128
Information technology	2,004	2,394	(390)
Supplies, telephone and postage	1,169	1,234	(65)
Amortization of intangibles	435	455	(20)
Nonperforming asset management	619	2,031	(1,412)
Loss (gain) on sale other real estate owned	(40)	182	(222)
Valuation adjustments of other real estate owned	392	471	(79)
Operations of other real estate owned	808	756	52
FDIC insurance premiums	1,157	1,445	(288)
Other	3,956	3,762	194
Total noninterest expense	$33,510	$38,470	$(4,960)
Noninterest expense decreased by $5.0 million, or 12.9%, to $33.5 million for the nine months ended September 30, 2014, from $38.5 million for the same period in 2013. Compensation and benefits expense decreased $2.5 million, or 12.9% primarily due to a reduction in full time equivalent employees to 270 at September 30, 2014 from 301 at December 31, 2013. Noninterest expense for the nine months ended September 30, 2014 included $1.8 million of nonperforming asset management and OREO expenses, compared to $3.4 million for the same period in 2013. Nonperforming asset management expenses decreased $1.4 million, or 69.5%, to $619,000 for the nine months ended September 30, 2014, compared to $2.0 million for the same period in 2013, primarily due to a decline in nonperforming assets, a decline in expenses relating to resolutions and accelerated dispositions of nonperforming assets, and a $174,000 reimbursement that we received from three borrowers for legal, receivership and other expenses in connection with the final resolution of their loans. The most significant decreases in nonperforming asset management expense related to legal expenses, receiver fees, and real estate taxes, which totaled $514,000 for the nine months ended September 30, 2014, compared to $1.9 million for the same period in 2013, combined with reduced rental income of $123,000 for the nine months ended September 30, 2014. Noninterest expense for the nine months ended September 30, 2014 included a $392,000 valuation adjustment to OREO properties, compared to a $471,000 valuation adjustment to OREO properties for the same period in 2013. OREO expenses increased $52,000, or 6.9%, to $808,000 for the nine months ended September 30, 2014, compared to $756,000 for the same period in 2013. Noninterest expense for the nine months ended September 30, 2013 also included the payment of $203,000 of settlements concerning two sold mortgage loans. Noninterest expense for the nine months ended September 30, 2014 included a provision of $73,000 for mortgage representation and warranty reserve for mortgage loans sold, compared to $86,000 for the same period 2013 and $53,000 in compensatory fees and final settlements of loans serviced for others. The amount of the warranty and representation reserve was calculated by applying published Fannie Mae data relating to the percentage of loans that it required to be repurchased due to breaches of warranties and representations to the Bank's outstanding sold loans.
Income Taxes
For the nine months ended September 30, 2014, we recorded $78,000 income tax expense relating to state and federal taxes currently due. For the nine months ended September 30, 2013, we recorded no income tax expense or benefit due to the full valuation allowance we established for deferred tax assets.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At September 30, 2014, we had no loans in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–improved” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of September 30, 2014, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	September 30, 2014	June 30, 2014	December 31, 2013	Quarter Change	Nine Months Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$4,226	$5,156	$4,641	$(930)	$(415)
Multi-family mortgage	6,223	4,274	7,098	1,949	(875)
Nonresidential real estate	4,384	4,959	4,214	(575)	170
Construction and land	120	118	382	2	(262)
Commercial	82	77	77	5	5
Commercial leases	—	8	—	(8)	—
Consumer	1	—	12	1	(11)
	15,036	14,592	16,424	444	(1,388)
Loans Past Due Over 90 Days, still accruing	—	16	228	(16)	(228)
Other real estate owned:
One-to-four family residential	945	979	901	(34)	44
Multi-family mortgage	1,502	2,572	1,921	(1,070)	(419)
Nonresidential real estate	1,448	1,887	1,181	(439)	267
Land	181	258	275	(77)	(94)
	4,076	5,696	4,278	(1,620)	(202)
Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	19,112	20,304	20,930	(1,192)	(1,818)
Purchased impaired loans:
One-to-four family residential	51	102	100	(51)	(49)
Nonresidential real estate	161	157	1,633	4	(1,472)
Commercial	—	—	23	—	(23)
	212	259	1,756	(47)	(1,544)
Purchased other real estate owned:
One-to-four family residential	132	156	176	(24)	(44)
Land	1,782	1,852	1,852	(70)	(70)
	1,914	2,008	2,028	(94)	(114)
Purchased impaired loans and other real estate owned	2,126	2,267	3,784	(141)	(1,658)
Total nonperforming assets	$21,238	$22,571	$24,714	$(1,333)	$(3,476)
Ratios:
Nonperforming loans to total loans	1.33%	1.31%	1.66%
Nonperforming loans to total loans (1)	1.31	1.29	1.50
Nonperforming assets to total assets	1.49	1.56	1.70
Nonperforming assets to total assets(1)	1.35	1.41	1.44

(1)	These asset quality ratios exclude purchased impaired loans and purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

Nonperforming Assets
Nonperforming assets decreased by $1.3 million and $3.5 million, respectively, for the three and nine months ended September 30, 2014. Nonperforming assets totaled $21.2 million at September 30, 2014, $22.6 million at June 30, 2014, and $24.7 million at December 31, 2013. Although we experience occasional isolated instances of new non-accrual loans, we believe that continuing our aggressive resolution posture will maintain the trends favoring very strong asset quality.
Approximately $3.8 million nonaccrual loans were transferred to OREO during the nine months ended September 30, 2014. These were primarily land, multifamily and nonresidential loans, comprising the majority of the decrease in nonaccrual loans for the period. We continue to experience modest quantities of defaults on residential loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.
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
The following tables represent the roll-foward of OREO and the composition of OREO properties:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance	$7,704	$6,262	$6,306	$10,358
New foreclosed properties	376	512	3,836	3,268
Payments received	—	(3)	(10)	(28)
Valuation adjustments	(315)	(241)	(392)	(471)
Gain (loss) on sale of other real estate owned	(52)	(64)	40	(182)
Proceeds from sales of other real estate owned	(1,723)	(1,063)	(3,790)	(7,542)
Ending balance	$5,990	$5,403	$5,990	$5,403

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
One-to-four family residential	$945	$901
Multi-family mortgage	1,502	1,921
Nonresidential real estate	1,448	1,181
Land	181	275
	4,076	4,278
Acquired other real estate owned:
One-to-four family residential	132	176
Land	1,782	1,852
	1,914	2,028
Total other real estate owned	$5,990	$6,306
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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances. We had no outstanding FHLBC advances at September 30, 2014.
As of September 30, 2014, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of September 30, 2014, we had no other material commitments for capital expenditures.
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
The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Adequately capitalized institutions require regulatory approval to accept brokered deposits. If undercapitalized, a financial institution’s capital distributions, asset growth and expansion are limited, and the submission of a capital restoration plan is required.
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

Actual capital ratios and minimum required ratios for the Bank were:

	Actual Ratio	Minimum required to be Well Capitalized Under Prompt Corrective Action Provisions	Minimum Capital Ratios Established under Capital Plans
September 30, 2014
Total capital (to risk-weighted assets)
Consolidated	17.65%	8.00%	N/A
BankFinancial, F.S.B.	15.48	8.00	12.00%
Tier 1 (core) capital (to risk-weighted assets)
Consolidated	16.45	4.00	N/A
BankFinancial, F.S.B.	14.28	4.00	8.00
Tier 1 (core) capital (to adjusted total assets)
Consolidated	12.62	4.00	N/A
BankFinancial, F.S.B.	10.95	4.00	8.00
December 31, 2013
Total capital (to risk-weighted assets)
Consolidated	17.28	8.00	N/A
BankFinancial, F.S.B.	14.93	8.00	12.00
Tier 1 (core) capital (to risk-weighted assets)
Consolidated	16.03	4.00	N/A
BankFinancial, F.S.B.	13.68	4.00	8.00
Tier 1 (core) capital (to adjusted total assets)
Consolidated	11.92	4.00	N/A
BankFinancial, F.S.B.	10.16	4.00	8.00
The Bank was notified that, as of September 30, 2014 and December 31, 2013, it was considered well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the Bank’s prompt corrective action capitalization category.
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
The final rule becomes effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015. Management has evaluated the expected impact of these new capital requirements on the Company’s and the Bank’s regulatory capital position and expects to be in compliance at January 1, 2015.

Capital Management - Company Total stockholders’ equity was $181.3 million at September 30, 2014, compared to $175.6 million at December 31, 2013. The increase in total stockholders’ equity was primarily due to the $5.9 million net income that we recorded for the nine months ended September 30, 2014. The unallocated shares of common stock that our ESOP owns were reflected as a $10.5 million reduction to stockholders’ equity at September 30, 2014, compared to a $11.3 million reduction at December 31, 2013.
Quarterly Cash Dividends. We declared $0.05 of dividends per share for the nine months ended September 30, 2014, compared to $0.02 of dividends per share for the nine months ended September 30, 2013. As a result of the regulatory restructuring occasioned by the Dodd-Frank Act, the Federal Reserve Board issued Supervisory Letter SR 09-4, which outlines the circumstances in which a holding company should, among other things, notify and make a submission to the Federal Reserve Bank prior to declaring a dividend. If and as required by Supervisory Letter SR 09-4, the Company will consult with, and seek the prior approval of, the Federal Reserve Bank prior to declaring any dividends.
Stock Repurchase Program. Our Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. As of September 30, 2014, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that had been authorized for repurchase. Federal Reserve Board Supervisory Letter SR 09-4 outlines the circumstances in which a holding company should notify and make a submission to the Federal Reserve Bank before redeeming or repurchasing common stock. The Company has no plans to engage in stock repurchases at this time.
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
Quantitative Analysis. The following table sets forth, as of September 30, 2014, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Decrease in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(dollars in thousands)
+400	$(18,573)	(13.21)%	$(6,550)	(14.82)%
+300	(5,686)	(4.05)	(4,785)	(10.83)
+200	(2,068)	(1.47)	(2,945)	(6.66)
+100	(16)	(0.01)	(1,365)	(3.09)
0	—	—	—	—
The Company has opted not to include an estimate for a decrease in rates at September 30, 2014 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at September 30, 2014, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 1.47% decrease in NPV and a $2.9 million decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. In accordance with this authorization, the Company had repurchased 4,239,134 shares of its common stock as of September 30, 2014. The Company has no plans to engage in stock repurchases at this time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	October 29, 2014	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer