Form 10-K
period 2014-12-31
BankFinancial CORP
filed 2015-02-20
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from             to
Commission File Number 0-51331

BANKFINANCIAL CORPORATION
(Exact Name of Registrant as Specified Its Charter)

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on June 30, 2014, determined using a per share closing price on that date of $11.16, as quoted on The Nasdaq Global Select Market, was $204.1 million.
At February 17, 2015, there were 21,101,966 shares of common stock, $0.01 par value, outstanding.
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
Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) less than anticipated loan growth due to intense competition for high quality loans and leases, particularly in terms of pricing and credit underwriting, or a dearth of borrowers who meet our underwriting standards; (ii) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (iii) interest rate movements and their impact on the economy, customer behavior and our net interest margin; (iv) adverse economic conditions in general and in the Chicago metropolitan area in particular that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (v) declines in real estate values that adversely impact the value of our loan collateral, Other Real Estate Owned ("OREO"), asset dispositions and the level of borrower equity in their investments; (vi) borrowers that experience legal or financial difficulties that we do not currently foresee; (vii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (viii) changes, disruptions or illiquidity in national or global financial markets; (ix) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (x) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (xii) the impact of new legislation or regulatory changes, including the Dodd-Frank Act and Basel III, on our products, services, operations and operating expenses; (xiii) higher federal deposit insurance premiums; (xiv) higher than expected overhead, infrastructure and compliance costs; (xv) changes in accounting principles, policies or guidelines; and (xvi) our failure to achieve expected synergies and cost savings from acquisitions.
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
BankFinancial, F.S.B.
The Bank is a full-service, community-oriented federal savings bank principally engaged in the business of commercial, family and personal banking. The Bank offers our customers a broad range of loan, deposit, and other financial products and services through 19 full-service Illinois based banking offices located in Cook, DuPage, Lake and Will Counties, and through our Internet Branch, www.bankfinancial.com. The Bank's Hyde Park East branch was closed effective January 2, 2014, reducing the total number of full-service banking offices to 19 as of that date.
The Bank’s primary business is making loans and accepting deposits. The Bank also offers our customers a variety of financial products and services that are related or ancillary to loans and deposits, including cash management, funds transfers, bill payment and other online and mobile banking transactions, automated teller machines, safe deposit boxes, trust services, wealth management, and general insurance agency services.
The Bank’s primary lending area consists of the counties where our branch offices are located, and contiguous counties in the State of Illinois. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family lending activities in selected metropolitan areas outside our primary lending area and engage in certain types of commercial lending and leasing activities on a nationwide basis.
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
Lending Activities
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which represented $1.001 billion, or 84.6%, of our gross loan portfolio of $1.183 billion at December 31, 2014. At December 31, 2014, $480.3 million, or 40.6%, of our loan portfolio consisted of multi-family mortgage loans; $234.5 million, or 19.8%, of our loan portfolio consisted of nonresidential real estate loans; $66.9 million, or 5.7%, of our loan portfolio consisted of commercial loans; $217.1 million, or 18.4%, of our loan portfolio consisted of commercial leases; and $1.9 million, or 0.2%, of our loan portfolio consisted of construction and land loans. $180.3 million, or 15.2%, of our loan portfolio consisted of one-to-four family residential mortgage loans (of which $48.3 million, or 4.1%, were loans to investors in non-owner occupied single-family homes), including home equity loans and lines of credit.
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
At December 31, 2014, our deposits totaled $1.212 billion. Interest-bearing deposits totaled $1.081 billion and noninterest-bearing demand deposits totaled $130.7 million, which included $609,000 in internal checking accounts such as Bank cashier’s checks and money orders. Savings, money market and NOW account deposits totaled $848.1 million, and certificates of deposit totaled $232.9 million, of which $161.0 million had maturities of one year or less.
Related Products and Services
The Bank provides trust and financial planning services through our Trust Department. The Bank’s Wealth Management Group provides investment, financial planning and other wealth management services through arrangements with a third-party broker-dealer. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc. (“Financial Assurance”), sells property and casualty insurance and other insurance products on an agency basis. During the year ended December 31, 2014, Financial Assurance recorded a net loss of $23,000 due to an increase in commercial property and casualty insurance sales personnel only partially offset by increased commercial insurance premium revenues. At December 31, 2014, Financial Assurance had two full-time employees. The Bank’s other wholly-owned subsidiary, BF Asset Recovery Corporation, holds title to and sells certain Bank-

owned real estate acquired through foreclosure and collection actions, and recorded a net loss of $113,000 for the year ended December 31, 2014.
Website and Stockholder Information
The website for the Company and the Bank is www.bankfinancial.com. Information on this website does not constitute part of this Annual Report on Form 10-K.
The Company makes available, free of charge, its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Copies of these documents are available to stockholders at the website for the Company and the Bank, www.bankfinancial.com, under Investor Relations, and through the EDGAR database on the SEC’s website, www.sec.gov.
Competition
We face significant competition in originating loans and attracting deposits. The Chicago Metropolitan Area and some of the other areas in which we operate have a high concentration of financial institutions, many of which are significantly larger institutions that have greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans and leases comes principally from commercial banks, savings banks, mortgage banking companies, the U.S. Government, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.
We seek to meet this competition by emphasizing personalized service and efficient decision-making tailored to individual needs. In addition, we from time to time reward long-standing relationships with preferred rates and terms on deposit products based on existing and prospective lending business. We do not rely on any individual, group or entity for a material portion of our loans or our deposits.
Employees
At December 31, 2014, we had 243 full-time employees and 47 part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.
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
The Dodd-Frank Act also broadened the base for FDIC assessments for deposit insurance and permanently increased the maximum amount of deposit insurance to $250,000 per depositor. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation directed the FRB to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act also provided for originators of certain securitized loans to retain a percentage of the risk for transferred credits, directed the FRB to regulate pricing of certain debit card interchange fees, repealed restrictions on paying interest on commercial checking accounts and contained a number of reforms related to mortgage originations.
There can be no assurance that laws, rules and regulations, and regulatory policies will not change in the future, and change could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition, results of operations or prospects. Any change in these laws or regulations, or in regulatory policy, whether by the OCC, the FDIC, the FRB, the CFPB or Congress, could have a material adverse impact on the Company, the Bank and their respective operations. The following summary of laws and regulations applicable to the Bank and Company is not intended to be exhaustive and is qualified in its entirety by reference to the actual laws and regulations involved.
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

At December 31, 2014, the Bank’s capital exceeded all applicable regulatory requirements and the Bank was considered well capitalized.
Final Capital Regulations. In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopts a uniform minimum Tier 1 capital to adjusted total assets of 4%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule was effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective. If the final rule had been effective at December 31, 2014, the capital levels of the Bank and the Company would have been in compliance with its requirements.
The Company and the Bank each have adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels. In addition, in accordance with its Regulatory Capital Plan, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose.
Loans-to-One-Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2014, the Bank was in compliance with the loans-to-one-borrower limitations.
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
“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. At December 31, 2014, the Bank satisfied the QTL test. A federal savings bank that fails the QTL test must operate under specified restrictions, including limits on growth, branching, new investment and dividends. As a result of the Dodd-Frank Act, noncompliance with the QTL test is subject to regulatory enforcement action as a violation of law.
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
At December 31, 2014, the Bank would have been required to file an application with the OCC for approval of a capital distribution to the Company only if the proposed capital distribution, together with Bank’s total capital distributions for the 2014, exceeded the sum of the Bank’s net income for 2014 plus the Bank’s retained net income for the preceding two years. Whether or not an application to the OCC is required, every federal savings bank that is a subsidiary of a holding company must file a notice with the FRB at least 30 days before the board of directors declares a dividend or approves a capital distribution. If the dividend or other capital distribution does not require prior OCC approval, the OCC must concurrently be provided with an informational copy of the notice given to the FRB.
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
Prompt Corrective Action Regulations. Under the Federal Prompt Corrective Action statute, the OCC is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. The final capital rule adopted in July 2013 revised the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it became effective. See “-Final Capital Regulations.”
A savings institution that has total risk-based capital of less than 8%, a leverage ratio that is less than 4%, a Tier 1 risk-based capital ratio that is less than 6%, or a common equity Tier 1 ratio of less than 4.5% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a leverage ratio that is less than 3%, or a common equity Tier 1 ratio of less than 3% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized."
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
At December 31, 2014, the Bank met the criteria for being considered “well-capitalized”.
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
Prior to the Dodd-Frank Act, assessment rates ranged from seven to 77.5 basis points of assessable deposits. The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon total assets less tangible equity instead of on deposits. The FDIC issued a final rule, effective April 1, 2011, that implemented that change. The FDIC also revised the assessment schedule and certain of the possible adjustments so that the range of assessments is now 2.5 basis points to 45 basis points of total assets less tangible equity.
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
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBC, the Bank is required to acquire and hold shares of capital stock in the FHLBC in specified amounts. As of December 31, 2014, the Bank was in compliance with this requirement.
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
Federal Reserve System
The FRB’s regulations require federal savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2014, the Bank was in compliance with the FRB's reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the federal regulation.

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
Capital. Savings and loan holding companies have not historically been subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. Instruments such as cumulative preferred stock and trust-preferred securities, which are currently includable within Tier 1 capital by bank holding companies within certain limits, would no longer be includable as Tier 1 capital, subject to certain grandfathering. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.
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
Our future growth and success will depend on our ability to compete effectively in a highly competitive environment
We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, our competitive strategies have focused on attracting deposits in our local markets, and growing our loan and lease portfolio by emphasizing specific loan products in which we have significant experience and expertise, identifying and targeting markets in which we believe we can effectively compete with larger institutions and other competitors, and offering highly competitive pricing to commercial borrowers with low risk profiles. We compete for loans, leases, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies, real estate conduits, mortgage brokers and specialized finance companies. Many of our competitors offer products and services that we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans, leases and deposits more aggressively than we do, and because of their larger capital bases, their underwriting practices for smaller loans may be subject to less regulatory scrutiny than they would be for smaller banks. Newer competitors may be more aggressive in pricing loans, leases and deposits in order to increase their market share. Some of the financial institutions and financial services organizations with which we compete are not subject to the extensive regulations imposed on federal savings banks and their holding companies. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various financial services.
Numerous factors could adversely impact future loan growth and thus our future profitability
Our future profitability will depend in substantial part on our ability to achieve loan and lease growth under intensely competitive conditions in a manner consistent with our underwriting standards and business plan objectives. Our ability to achieve future loan and lease growth will depend on a number of factors, including our ability to offer loan and lease products at prices and with features that are comparable or superior to those offered by our competitors and attractive to potential borrowers. Because our business plan targets high quality loans and leases in specific markets and product categories, our underwriting standards and our lending requirements relating to collateral eligibility, residual equity, global debt service coverage, loan covenants, loan structure and financial reporting tend to be on the conservative side of the market. This can make it difficult for us to compete with institutions that have comparable loan pricing but more lenient lending requirements. Our loan pricing is also impacted in a significant way by the financial strength of the borrower, the guarantor and the collateral. This enables us to compete effectively for highly qualified borrowers, but it can place us at a competitive disadvantage with respect to borrowers who present acceptable credit risks but are not highly qualified. Our ability to achieve future loan and lease growth will also be affected by factors that are not exclusively within our control, such as the level of loan payoffs and regulatory concentrations of credit limits. These and other factors could weaken our competitive position, which could adversely affect our growth and profitability. This, in turn, could have a material adverse effect on our business, financial condition, and results of operations.
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
In recent years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of securities. As a result, the interest rates on new loans we have originated and maturing loans that we have renewed and the yields on securities we have purchased during this period have been at historically low levels. Our ability to offset this by lowering the interest rates that we pay on deposits is severely limited because interest rates on deposits are already at historic lows. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse effect on our profitability.
Changes in market interest rates could adversely affect our financial condition and results of operations
Our financial condition and results of operations are significantly affected by changes in market interest rates because our assets, primarily loans, and our liabilities, primarily deposits, are monetary in nature. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Market interest rates are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events, and changes in the United States and other financial markets. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, including credit risk spreads, and by balance sheet growth, customer loan and deposit preferences and the timing of changes in these variables which themselves are impacted by changes in market interest rates. As a result, changes in market interest rates can significantly affect our net interest income as well as the fair market valuation of our assets and liabilities, particularly if they occur more quickly or to a greater extent than anticipated.
While we take measures intended to manage the risks from changes in market interest rates, we cannot control or accurately predict changes in market rates of interest or be sure that our protective measures are adequate. If the interest rates paid on deposits and other interest bearing liabilities increase at a faster rate than the interest rates received on loans and other interest earning assets, our net interest income, and therefore earnings, could be adversely affected.  We would also incur a higher cost of funds to retain our deposits in a rising interest rate environment. While the higher payment amounts we would receive on adjustable rate loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, and this could result in a higher rate of default. Rising interest rates also may reduce the demand for loans and the value of fixed-rate investment securities.
Repayment of our commercial and commercial real estate loans typically depends on the cash flows of the borrower. If a borrower's cash flows weaken or become uncertain, the loan may need to be classified, the collateral securing the loan may decline in value and we may need to increase our loan loss reserves or record a charge off
We underwrite our commercial and commercial real estate loans primarily based on the historical and expected cash flows of the borrower. Although we consider collateral in the underwriting process, it is a secondary consideration that generally relates to the risk of loss in the event of a borrower default. We conform to OCC's published guidance for assigning risk-ratings to loans, which emphasizes the strength of the borrower's cash flow. Specifically, the OCC's loan risk-rating guidance provides that the primary consideration in assigning risk-ratings to commercial and commercial real estate loans is the strength of the primary source of repayment, which is defined as a sustainable source of cash under the borrower's control that is reserved, explicitly or implicitly, to cover the debt obligation. The OCC's loan risk-rating guidance typically does not consider secondary repayment sources until the strength of the primary repayment source weakens, and collateral values typically do not have a significant impact on a loan's risk ratings until a loan is classified. Consequently, if a borrower's cash flows weaken or become uncertain, the loan may need to be classified, whether or not the loan is performing or fully secured. In addition, real estate appraisers typically place significant weight on the cash flows generated by income-producing real estate and the reliability of the cash flows in performing valuations. Thus, economic or borrower-specific conditions that cause a decline in a borrower's cash flows could cause our loan classifications to increase and the appraised value of the collateral securing our loans to decline, and require us to increase our loan loss reserves or record charge offs.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would be adversely impacted
In the event that our loan customers do not repay their loans according to their terms, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, including expenses of collecting the loan and managing and liquidating the collateral, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. At December 31, 2014, our allowance for loan losses was $12.0 million, which represented 1.0% of total loans and 98.2% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. In addition, we make various estimates and assumptions about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. We also make judgments concerning our legal positions and the priority of our interests in contested legal or bankruptcy proceedings, and at times, we may lack sufficient information to establish adequate specific reserves for loans involved in such proceedings. We base these estimates, assumptions and judgments on information that we consider reliable, but if an estimate, assumption or judgment that we make ultimately proves to be incorrect, additional provisions to our allowance for loan losses may become necessary. In addition, as an integral part of their supervisory and/or examination process, the OCC periodically reviews the methodology for and the sufficiency of the allowance for loan losses. The OCC has the authority to require us to recognize additions to the allowance based on their inclusion, exclusion or modification of risk factors or differences in judgments of information available to them at the time of their examination.
A substantial portion of our loan portfolio is secured by real estate. Deterioration in the real estate markets could lead to higher provisions for loan losses, which could have a material negative effect on our financial condition and results of operations
A substantial portion of our loan portfolio is secured by real estate. At December 31, 2014, our loan portfolio included $480.3 million in multi-family mortgage loans, or 40.6% of total loans, $234.5 million in nonresidential real estate loans, or 19.8% of total loans and $180.3 million in one-to four family residential real estate loans, or 15.2% of total loans (which includes $48.3 million in non-owner occupied one-to four family residential real estate loans, or 4.1% of total loans). Adverse conditions in the real estate markets, particularly in the Chicago area, could cause us to experience higher levels of charge-offs, loan classifications and provisions for loan losses on our real estate loans and write-downs on our other real estate owned, as well as additional defaults and increased charge-offs, provisions for loan losses and loan classifications.
Repayment of our lease loans is typically dependent on the cash flows of the lessee, which may be unpredictable, and the collateral securing these loans may fluctuate in value
We lend money to small and mid-sized independent leasing companies to finance the debt portion of leases. A lease loan arises when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee. Our lease loans entail many of the same types of risks as our commercial loans. Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, the proceeds from the sale of the leased equipment may not be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2014, our lease loans totaled $217.1 million, or 18.4% of our total loan portfolio.
Our loan portfolio includes loans to healthcare providers, and the repayment of these loans is largely dependent upon the receipt of governmental reimbursements
At December 31, 2014, we had $43.9 million of loans and unused commitments to a variety of healthcare providers, primarily lines of credit secured by healthcare receivables. The repayment of these lines of credit is largely dependent on the borrower's receipt of payments and reimbursements under Medicaid, Medicare and in some cases private insurance contracts for the services they have provided. The ability of the borrowers to service loans we have made to them may be adversely impacted by the financial health of the state or federal payors, many of which have experienced budgetary stress, to make reimbursements for the services provided. The failure of one or more state or federal payors to make reimbursements owed to the operators of these facilities, or a significant delay in the making of such reimbursements, could adversely affect the ability of the operators of these facilities to repay their obligations to us. In addition, changes to national health care policy involving private health insurance policies may also affect the business prospects and financial condition or operations of commercial loan customers and commercial lessees involved in health care-related businesses.
Since our business is concentrated in the Chicago Metropolitan Area, local economic, market and competitive conditions can adversely affect our business

Although we make certain types of loans and leases to borrowers located in other states, our lending and deposit gathering activities are concentrated primarily in the Chicago Metropolitan Area. Our success can be affected by the general economic conditions of this area and surrounding areas. In addition, many of the loans in our loan portfolio are secured by real estate located in the Chicago Metropolitan Area. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower's ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by many other factors beyond our control, including real estate supply and demand, the impact of mortgage foreclosures and short sales, changes in general or regional economic conditions and unemployment rates, interest rates, governmental rules or policies and natural disasters. The value of real estate located in many segments of the Chicago Metropolitan Area has been and continues to be adversely impacted by many of these factors, and this has in the past had, and may in the future have, a negative impact on our loan growth, our ability to collect certain loans according to their terms and market other real estate loans at appraised values, and our results of operations.
The Bank is required to maintain a significant percentage of its total assets in residential mortgage loans and investments secured by residential mortgage loans, which restricts our ability to diversify our loan portfolio
A federal savings bank or thrift differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments” which generally include loans and investments, for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and as a result of the Dodd-Frank Act, failing the QTL test can result in an enforcement action. However, multi-family mortgage loans as well as certain loans not exceeding $2 million (including a group of loans to one borrower) that are for commercial, corporate, business, or agricultural purposes are included in our qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to continue to grow our commercial loan and lease portfolio.
The residential loans in our loan portfolio are sensitive to regional and local economic conditions
We originate fixed and adjustable rate loans secured by one- to four-family residential real estate.  Our general practice is to sell a majority of our newly originated fixed-rate residential real estate loans and to hold in portfolio a limited number of adjustable-rate residential real estate loans. Our portfolio also includes home equity lines of credit and fixed-rate second mortgage loans. Residential real estate lending is sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Residential loans with high combined loan-to-value ratios generally are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which could in turn adversely affect our financial condition and results of operations.
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
In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain not less than 5% of the credit risk for any asset that is not a “qualified residential mortgage.” The regulatory agencies have issued a proposed rule to implement this requirement. The Dodd-Frank Act provides that the definition of “qualified residential mortgage” can be no broader than the definition of “qualified mortgage” issued by the Consumer Financial Protection Bureau for purposes of its regulations. Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and this could restrict our ability to make these types of loans.
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
Our business and operations could be significantly impacted if we or our third party vendors suffer failure or disruptions of information processing systems, systems failures or security breaches

We have become increasingly dependent on communications, data processing and other information technology systems to manage and conduct our business and support our day-to-day banking, investment, and trust activities, some of which are provided through third-parties. If we or our third party vendors encounter difficulties or become the source of an attack on or breach of their operational systems, data or infrastructure, or if we have difficulty communicating with any such third party system, our business and operations could suffer. Any failure or disruption to our systems, or those of a third party vendor, could impede our transaction processing, service delivery, customer relationship management, data processing, financial reporting or risk management. Although we take ongoing monitoring, detection, and prevention measures and perform penetration testing and periodic risk assessments, our computer systems, software and networks and those of our third party vendors may be or become vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses, denial of service attacks, malicious social engineering or other malicious code, or cyber-attacks beyond what we can reasonably anticipate and such events could result in material loss. If any of our financial, accounting or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Security breaches in our online banking systems could also have an adverse effect on our reputation and could subject us to possible liability. Additionally, we could suffer disruptions to our systems or damage to our network infrastructure from events that are wholly or partially beyond our control, such as electrical or telecommunications outages, natural disasters, widespread health emergencies or pandemics, or events arising from local or larger scale political events, including terrorist acts. There can be no assurance that our policies, procedures and protective measures designed to prevent or limit the effect of a failure, interruption or security breach, or the policies, procedures and protective measures of our third party vendors, will be effective. If significant failure, interruption or security breaches do occur in our processing systems or those of our third party providers, we could suffer damage to our reputation, a loss of customer business, additional regulatory scrutiny, or exposure to civil litigation, additional costs and possible financial liability. In addition, our business is highly dependent on our ability to process, record and monitor, on a continuous basis, a large number of transactions. To do so, we are dependent on our employees and therefore, the potential for operational risk exposure exists throughout our organization, including losses resulting from human error. We could be materially adversely affected if one or more of our employees cause a significant operational breakdown or failure. If we fail to maintain adequate infrastructure, systems, controls and personnel relative to our size and products and services, our ability to effectively operate our business may be impaired and our business could be adversely affected.
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
We will become subject to more stringent capital requirements, which could adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares
In July 2013, the federal banking agencies approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

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
We have analyzed the effects of these new capital requirements, and believe that the Bank and the Company would have met all of these new requirements, including the full 2.5% capital conservation buffer, if they had been in effect as of December 31, 2014.
The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, the Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. See “Supervision and Regulation-Federal Banking Regulation-New Capital Rule.”
Our sources of funds are limited because of our holding company structure
The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank provide a significant source of cash for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. Under these statutes and regulations, the Bank is not permitted to pay dividends on its capital stock to the Company, its sole stockholder, if the dividend would reduce the stockholders' equity of the Bank below the amount of the liquidation account established in connection with the mutual-to-stock conversion. Federal savings banks may pay dividends without the approval of its primary federal regulator only if they meet applicable regulatory capital requirements before and after the payment of the dividends and total dividends do not exceed net income to date over the calendar year plus its retained net income over the preceding two years. Although the Bank's capital exceeded applicable regulatory requirements at December 31, 2014, the Bank did not have sufficient net income over the preceding two years to pay a dividend to the Company without receiving prior regulatory approval. The Company has also reserved $5.0 million of its available cash to maintain its ability to serve as a source of financial strength to the Bank. If in the future, the Company utilizes its available cash for other purposes and the Bank is unable to pay dividends to the Company, the Company may not have sufficient funds to pay dividends.
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
Non-Compliance with USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act or other laws and regulations could result in fines or sanctions
Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the U.S. Government imposed and will continue to expand laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations, but these policies may not be effective to provide such compliance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We conduct our business at 19 banking offices located in the Chicago metropolitan area.  We own a majority of our banking center facilities, except for our Chicago-Lincoln Park, and Northbrook offices, which are leased. Our Hyde Park East office, which was also leased, was closed effective January 2, 2014 and the lease is no longer in effect. We also operate two satellite national commercial leasing offices. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.
We believe our facilities in the aggregate are suitable and adequate to operate our banking and related business. Additional information with respect to premises and equipment is presented in Note 6 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of December 31, 2014 was 1,419. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The following table presents quarterly market information provided by the NASDAQ Stock Market for the Company’s common stock and cash dividends paid for the periods ended December 31, 2014 and 2013.

2013 and 2014 Quarterly Periods	High	Low	Close	Cash Dividends Paid
Quarter ended December 31, 2014	$12.17	$10.24	$11.86	$0.03
Quarter ended September 30, 2014	10.69	10.43	10.55	0.04
Quarter ended June 30, 2014	11.24	9.40	11.16	0.01
Quarter ended March 31, 2014	10.33	9.06	9.98	—
Quarter ended December 31, 2013	$9.74	$8.70	$9.16	$0.02
Quarter ended September 30, 2013	9.40	8.15	8.84	—
Quarter ended June 30, 2013	8.71	7.25	8.50	0.02
Quarter ended March 31, 2013	8.40	7.19	8.09	—
The Company is subject to federal regulatory limitations on the payment of dividends. Federal Reserve Board Supervisory Letter SR 09-4 provides that a holding company should, among other things, notify and make a submission to the Federal Reserve Bank prior to declaring a dividend if its net income for the current quarter is not sufficient to fully fund the dividend, and consider eliminating, deferring or significantly reducing its dividends if its net income for the current quarter is not sufficient to fully fund the dividends, or if its net income for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends.
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
Recent Sales of Unregistered Securities
The Company had no sales of unregistered stock during the quarter ended December 31, 2014.
Repurchases of Equity Securities
Our Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. The authorization permitted shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization was utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. As of December 31, 2014, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that had been authorized for repurchase.

Stock Performance Graph
The following line graph shows a comparison of the cumulative returns for the Company, the Russell 2000 Index, the NASDAQ Bank Index, the ABA Community Bank NASDAQ Index and the KBW Regional Banking Index for the period beginning December 31, 2005 and ending December 31, 2014. The information assumes that $100 was invested at the closing price on December 31, 2005 in the Common Stock and each index, and that all dividends were reinvested.

	December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
BankFinancial Corporation	100.00	122.60	110.83	72.76	72.58	73.46	42.59	57.46	71.85	92.82
Russell 2000 Index	100.00	118.37	116.51	77.15	98.11	124.46	119.26	138.76	192.63	202.06
NASDAQ Bank Index	100.00	111.01	86.51	65.81	53.63	60.01	52.55	60.85	84.52	86.92
ABA Community Bank NASDAQ Index	100.00	110.83	83.35	67.04	52.71	57.58	52.68	60.76	84.60	86.98
KBW Bank Index	100.00	105.62	79.81	62.53	47.38	56.01	52.01	57.45	82.54	82.70

ITEM 6.	SELECTED FINANCIAL DATA
The following information is derived from the audited consolidated financial statements of the Company. For additional information, reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of the Company and related notes included elsewhere in this Annual Report.

	At and For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$1,465,410	$1,453,594	$1,481,192	$1,563,575	$1,530,655
Loans, net	1,172,356	1,098,077	1,030,465	1,227,391	1,050,766
Loans held-for-sale	—	—	2,166	1,918	2,716
Securities, at fair value	121,174	110,907	77,832	92,832	120,747
Goodwill	—	—	—	—	22,566
Core deposit intangible	1,855	2,433	3,038	3,671	2,700
Deposits	1,211,713	1,252,708	1,282,351	1,332,552	1,235,377
Borrowings	12,921	3,055	5,567	9,322	23,749
Equity	216,121	175,627	172,890	199,857	253,285

Selected Operating Data:
Interest and dividend income	$49,349	$49,392	$60,727	$69,708	$64,936
Interest expense	3,046	3,653	4,447	6,915	13,186
Net interest income	46,303	45,739	56,280	62,793	51,750
Provision for (recovery of) loan losses	(736)	(687)	31,522	22,723	12,083
Net interest income after provision for (recovery of) loan losses	47,039	46,426	24,758	40,070	39,667
Noninterest income	6,709	8,134	7,723	8,144	7,917
Noninterest expense (1)	44,451	51,262	59,590	84,535	54,638
Income (loss) before income taxes	9,297	3,298	(27,109)	(36,321)	(7,054)
Income tax expense (benefit) (2)	(31,317)	—	—	12,375	(2,747)
Net income (loss)	$40,614	$3,298	$(27,109)	$(48,696)	$(4,307)
Basic earnings (loss) per common share	$2.01	$0.16	$(1.36)	$(2.46)	$(0.22)
Diluted earnings (loss) per common share	$2.01	$0.16	$(1.36)	$(2.46)	$(0.22)
(footnotes on following page)

	At and For the Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	2.83%	0.23%	(1.78)%	(3.00)%	(0.28)%
Return on equity (ratio of net income (loss) to average equity)	22.58	1.89	(13.36)	(19.47)	(1.64)
Net interest rate spread (3)	3.35	3.28	3.86	4.09	3.36
Net interest margin (4)	3.40	3.33	3.93	4.20	3.57
Efficiency ratio (5)	83.85	95.15	93.11	85.53	91.57
Noninterest expense to average total assets (6)	3.10	3.53	3.92	3.74	3.50
Average interest-earning assets to average interest-bearing liabilities	122.93	121.50	123.17	122.68	122.56
Dividends declared per share	$0.08	$0.04	$0.03	$0.22	$0.28
Dividend payout ratio	4.2%	25.6%	N.M.	N.M.	N.M.
Asset Quality Ratios:
Nonperforming assets to total assets (7)	1.27%	1.70%	2.61%	6.33%	3.99%
Nonperforming loans to total loans	1.03	1.66	2.70	6.08	4.34
Allowance for loan losses to nonperforming loans	98.17	76.89	63.64	41.47	47.69
Allowance for loan losses to total loans	1.01	1.27	1.72	2.52	2.07
Net charge-offs to average loans outstanding	0.13	0.31	3.91	1.04	0.75
Capital Ratios:
Equity to total assets at end of period	14.75%	12.08%	11.67%	12.78%	16.55%
Average equity to average assets	12.54	12.05	13.36	15.42	16.77
Tier 1 leverage ratio (Bank only)	11.45	10.16	9.60	10.48	12.48
Other Data:
Number of full-service offices (8)	19	20	20	20	18
Employees (full-time equivalents)	269	301	352	357	328

(1)	Noninterest expense for the year ended December 31, 2011 includes a full goodwill impairment of $23.9 million.

(2)
Income tax expense (benefit) for the year ended December 31, 2014 includes a full recovery of the deferred tax asset valuation allowance of $35.1 million, and income tax expense (benefit) for the year ended December 31, 2011 includes the establishment of a full valuation allowance for the deferred tax asset of $22.6 million.

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
The discussion and analysis that follows focuses on certain factors affecting our consolidated financial condition at December 31, 2014 and 2013, and our consolidated results of operations for the three years ended December 31, 2014. Our consolidated financial statements, the related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.
Overview of 2014
Total loans increased in 2014 due to increased marketing and the deployment of new loan and lease products. Consistent with our practices in previous years, we actively managed our loan portfolio to exit certain multi-family, commercial real estate and commercial loan relationships based on their risk rating. At the same time, we deployed substantially all of our excess liquidity, reaching a 96.8% loan to deposit ratio.
We managed our deposit portfolio to retain higher value core deposit relationships and reduce our cost of funds to the lowest practicable levels. We ended 2014 with our highest-ever core deposit ratio, 80.8% of total deposits, and our lowest-ever cost of funds.
Our net interest margin increased during 2014 as our loan growth offset the impact of lower market yields on loan originations and loan renewals and the effects of the reduction in risk within the loan portfolio. Noninterest income declined slightly due to changing customer behaviors in the retail deposit portfolio and the planned reduction of our mortgage banking servicing portfolio. We continued to reduce our core noninterest expense in 2014, focusing principally on efficiencies related to staffing, facilities and our ongoing initiatives to utilize technology-based transaction processing and customer information delivery capabilities. At the same time, we increased investments in advertising, marketing and staffing in Commercial & Industrial lending to further accelerate loan growth.
We executed our plan to reduce nonperforming assets and future nonperforming asset expenses during 2014. Our ratio of nonperforming loans to total loans was 1.03% and our nonperforming assets to total assets ratio was 1.27% at December 31, 2014.
Outlook for 2015
The combined effect of low market interest rates and yields and competitive forces in the Chicago metropolitan area and in our other business units is expected to maintain pressure on asset yields throughout 2015. Our focus will be on balance sheet growth to deploy our available surplus capital. We will continue the evolution of our loan portfolio towards a configuration that permits better growth rates in multiple, independent segments with comparable risk-adjusted yields. We were pleased to have increased our total shareholder return in 2014 in part through increased dividends to shareholders, and we expect to evaluate a range of options to increase shareholder returns in 2015.
We expect to release new deposit-related products in an effort to improve noninterest income during the course of 2015; in addition, we may also be successful in increasing revenues related to trust, non-deposit wealth management, and commercial property and casualty insurance sales due to new product capabilities and increased dedicated sales capacity. Core noninterest expense is expected to continue to decline despite increases in advertising and marketing expenses related to loan and deposit growth initiatives. Through these actions, we hope to further improve our core operating earnings in 2015 to a level consistent with peer institutions in our market.
Results of Operation
Net Income
Comparison of Year 2014 to 2013. We recorded net income of $40.6 million for the year ended December 31, 2014, compared to net income of $3.3 million for 2013. Net income for 2014 included a tax benefit of $35.1 million that was recorded to reflect the reversal of a valuation allowance that was established in 2011 for deferred tax assets. Excluding this tax benefit, net income for the year ended December 31, 2014 would have been $5.5 million. Net income for 2013 included a $1.3 million gain on sale of owner-occupied and investor-owned one-to-four family residential loans designated as held-for-sale. Our earnings per share of common stock was $2.01 for the year ended December 31, 2014, compared to $0.16 per share of common stock for the year ended December 31, 2013. Excluding the tax benefit that we recorded for the recovery of the deferred tax assets valuation allowance, our earnings per share of common stock would have been $0.27 for the year ended December 31, 2014.

Comparison of Year 2013 to 2012. We recorded net income of $3.3 million for the year ended December 31, 2013, compared to a net loss of $27.1 million for 2012. The net loss for 2012 was primarily due to a $31.5 million provision for loan losses and $12.7 million of expense for nonperforming asset management and operations of other real estate owned. The $31.5 million provision for loan losses in 2012 included an $11.5 million charge relating to the consummation of two bulk loan sales and a $5.9 million charge relating to the transfer of loans to the held-for-sale portfolio in preparation for a bulk sale. Our earnings per share of common stock was $0.16 for the year ended December 31, 2013, compared to a loss of $1.36 per share of common stock for the year ended December 31, 2012.
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

	Years Ended December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,126,511	$47,802	4.24%	$1,031,240	$47,691	4.62%	$1,155,820	$58,716	5.08%
Securities	114,708	1,154	1.01	72,699	981	1.35	80,030	1,485	1.86
Stock in FHLBC	6,202	28	0.45	6,736	22	0.33	10,729	29	0.27
Other	113,535	365	0.32	262,425	698	0.27	185,963	497	0.27
Total interest-earning assets	1,360,956	49,349	3.63	1,373,100	49,392	3.60	1,432,542	60,727	4.24
Noninterest-earning assets	73,126			78,461			86,191
Total assets	$1,434,082			$1,451,561			$1,518,733
Interest-bearing Liabilities:
Savings deposits	$153,671	158	0.10	$147,444	152	0.10	$144,684	148	0.10
Money market accounts	347,438	1,116	0.32	343,823	1,169	0.34	346,118	1,262	0.36
NOW accounts	350,402	357	0.10	347,528	379	0.11	335,552	416	0.12
Certificates of deposit	252,629	1,407	0.56	288,351	1,939	0.67	328,529	2,517	0.77
Total deposits	1,104,140	3,038	0.28	1,127,146	3,639	0.32	1,154,883	4,343	0.38
Borrowings	2,980	8	0.27	2,964	14	0.47	8,162	104	1.27
Total interest-bearing liabilities	1,107,120	3,046	0.28	1,130,110	3,653	0.32	1,163,045	4,447	0.38
Noninterest-bearing deposits	127,830			129,755			134,807
Noninterest-bearing liabilities	19,285			16,818			18,036
Total liabilities	1,254,235			1,276,683			1,315,888
Equity	179,847			174,878			202,845
Total liabilities and equity	$1,434,082			$1,451,561			$1,518,733
Net interest income		$46,303			$45,739			$56,280
Net interest rate spread (1)			3.35%			3.28%			3.86%
Net interest-earning assets (2)	$253,836			$242,990			$269,497
Net interest margin (3)			3.40%			3.33%			3.93%
Ratio of interest-earning assets to interest-bearing liabilities	122.93%			121.50%			123.17%
_________________

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Year 2014 to 2013. Net interest income increased by $564,000, or 1.2%, to $46.3 million for the year ended December 31, 2014, from $45.7 million for the year ended December 31, 2013. Our net interest rate spread increased seven basis points to 3.35% for the year ended December 31, 2014, from 3.28% for 2013. Our net interest margin increased by seven basis points to 3.40% for the year ended December 31, 2014, from 3.33% for 2013. Our average interest-earning assets decreased $12.1 million to $1.361 billion for the year ended December 31, 2014, from $1.373 billion for the year ended 2013. Our average interest-bearing liabilities decreased $23.0 million to $1.107 billion for the year ended December 31, 2014, from $1.130 billion for 2013.
Comparison of Year 2013 to 2012. Net interest income decreased by $10.5 million, or 18.7%, to $45.7 million for the year ended December 31, 2013, from $56.3 million for the year ended December 31, 2012. Our net interest rate spread decreased 58 basis points to 3.28% for the year ended December 31, 2013, compared to 3.86% for 2012. Our net interest margin decreased by 60 basis points to 3.33% for the year ended December 31, 2013 from 3.93% for 2012. Our average interest-earning assets decreased $59.4 million to $1.373 billion for the year ended December 31, 2013, from $1.433 billion for 2012, and our average interest-bearing liabilities decreased $32.9 million to $1.130 billion for the year ended December 31, 2013, from $1.163 billion for 2012.
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

	Years Ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$4,205	$(4,094)	$111	$(5,991)	$(5,034)	$(11,025)
Securities	465	(292)	173	(126)	(378)	(504)
Stock in FHLBC	(2)	8	6	(12)	5	(7)
Other	(449)	116	(333)	201	—	201
Total interest-earning assets	4,219	(4,262)	(43)	(5,928)	(5,407)	(11,335)
Interest-bearing liabilities:
Savings deposits	6	—	6	4	—	4
Money market accounts	13	(66)	(53)	(10)	(83)	(93)
NOW accounts	4	(26)	(22)	9	(46)	(37)
Certificates of deposit	(229)	(303)	(532)	(280)	(298)	(578)
Borrowings	—	(6)	(6)	(45)	(45)	(90)
Total interest-bearing liabilities	(206)	(401)	(607)	(322)	(472)	(794)
Change in net interest income	$4,425	$(3,861)	$564	$(5,606)	$(4,935)	$(10,541)

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
We recorded net recoveries of loan losses of $736,000 and $687,000, respectively, for the years ended December 31, 2014 and 2013, and a provision for loan losses of $31.5 million for the year ended December 31, 2012. The provision for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $2.3 million, or 16.4%, to $11.5 million at December 31, 2014, compared to $13.8 million at December 31, 2013. This decrease occurred primarily because the growth in our loan portfolio focused on loan types with lower loss ratios based on our historical loss experience, and improvements in the historical loan loss factors that occurred as the losses incurred in earlier periods aged and thus were either eliminated from the calculation or assigned a lower weight. Net charge-offs were $1.4 million in 2014, compared to $3.2 million in 2013 and $45.2 million in 2012. Net charge-offs for 2012 included a $10.8 million charge-off relating to compliance with the OCC's regulatory transition guidance concerning the elimination of special valuation allowances, as well as a $17.4 million charge relating to the consummation of two bulk loan sales and the transfer of loans to the held-for-sale portfolio in preparation for a bulk sale. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies” and “Risk Classification of Loans and Allowance for Loan Losses.”
Noninterest Income

	Years Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(Dollars in thousands)
Deposit service charges and fees	$1,933	$2,005	$2,176	$(72)	$(171)
Other fee income	2,264	2,250	2,393	14	(143)
Insurance commissions and annuities income	431	474	510	(43)	(36)
Gain on sale of loans, net	158	1,469	841	(1,311)	628
Loss on sale of securities	(7)	—	—	(7)	—
Gain (loss) on disposition of premises and equipment	5	(43)	(156)	48	113
Loan servicing fees	418	461	486	(43)	(25)
Amortization of servicing assets	(135)	(233)	(265)	98	32
Recovery (impairment) of servicing assets	(8)	65	(55)	(73)	120
Earnings on bank owned life insurance	235	313	438	(78)	(125)
Trust income	683	711	733	(28)	(22)
Other	732	662	622	70	40
Total noninterest income	$6,709	$8,134	$7,723	$(1,425)	$411
Comparison of Year 2014 to 2013. Our noninterest income decreased by $1.4 million to $6.7 million for the year ended December 31, 2014, from $8.1 million for the year ended December 31, 2013, primarily due to a decrease in gain on sale of loans. Noninterest income for the year ended December 31, 2014 included a $158,000 gain on sale of loans, compared to a $1.5 million gain on sale of loans for the year ended December 31, 2013, which included recurring loan sale activity combined with the completion of the sale of the owner-occupied and investor-owned one-to four family residential loans that we designated as held-for-sale at December 31, 2012. The completion of this sale represented approximately $1.3 million of the $1.5 million gain on sale of loans that we recorded for the year ended December 31, 2013. We recorded an impairment of servicing assets of $8,000 for the year ended December 31, 2014, compared to a recovery of servicing assets of $65,000 in 2013. Bank-owned life insurance produced earnings of $235,000 for 2014, a decrease of $78,000, or 24.9%, compared to $313,000 for 2013 due to decreased annualized policy returns.

Comparison of Year 2013 to 2012. Our noninterest income increased by $411,000 to $8.1 million for the year ended December 31, 2013, from $7.7 million for the year ended December 31, 2012. Noninterest income for the year ended December 31, 2013 included a $1.5 million gain on sale of loans, which included recurring loan sale activity combined with the completion of the sale of the owner-occupied and investor-owned one-to four family residential loans that we designated as held-for-sale at December 31, 2012. The completion of this sale represented approximately $1.3 million of the $1.5 million gain on sale of loans that we recorded for the year ended December 31, 2013. We recorded a recovery of an impairment of servicing assets of $65,000 for the year ended December 31, 2013, compared to an impairment of $55,000 in 2012. Bank-owned life insurance produced earnings of $313,000 for 2013, a decrease of $125,000, or 28.5%, compared to earnings of $438,000 for 2012 due to decreased annualized policy returns.
Noninterest Expense

	Years Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(Dollars in thousands)
Compensation and benefits	$22,874	$26,195	$25,791	$(3,321)	$404
Office occupancy and equipment	6,878	7,547	8,060	(669)	(513)
Advertising and public relations	1,100	925	733	175	192
Information technology	2,676	3,091	3,062	(415)	29
Supplies, telephone and postage	1,579	1,697	1,840	(118)	(143)
Amortization of intangibles	578	605	633	(27)	(28)
Nonperforming asset management	838	2,638	5,211	(1,800)	(2,573)
Loss on sale other real estate owned	35	148	252	(113)	(104)
Valuation adjustments of other real estate owned	438	550	5,560	(112)	(5,010)
Operations of other real estate owned	935	915	1,679	20	(764)
FDIC insurance premiums	1,416	1,913	1,779	(497)	134
Other	5,104	5,038	4,990	66	48
Total noninterest expense	$44,451	$51,262	$59,590	$(6,811)	$(8,328)
Comparison of Year 2014 to 2013. For the year ended December 31, 2014, noninterest expense decreased by $6.8 million, or 13.3%, to $44.5 million, compared to $51.3 million for the year ended December 31, 2013. Compensation and benefits expense decreased $3.3 million, or 12.7%, to $22.9 million for the year ended December 31, 2014, compared to $26.2 million in 2013. The decrease was due in substantial part to the reduction in full time equivalent employees to 269 at December 31, 2014 from 301 at December 31, 2013. Severance expense was $130,000 for the year ended December 31, 2014, compared to $175,000 for 2013. Stock-based compensation for the year ended December 31, 2014 was $1.1 million, compared to $933,000 for 2013. This increase was attributable to an increase in ESOP expense resulting from the $2.70 increase in the Company’s stock price that occurred between December 31, 2013 and December 31, 2014. Noninterest expense for 2014 included $2.2 million of nonperforming asset management and OREO expenses, compared to $4.3 million for 2013. Nonperforming asset management expenses decreased $1.8 million, or 68.2%, to $838,000 for the year ended December 31, 2014, compared to $2.6 million in 2013. The decrease was primarily due to a decline in nonperforming assets and a corresponding decline in expenses relating to resolutions and accelerated dispositions of nonperforming assets. The most significant decreases in nonperforming asset management expense related to legal expenses, receiver fees, and real estate taxes, which totaled $665,000 for the year ended December 31, 2014, compared to $2.5 million for 2013. OREO expenses for the year ended December 31, 2014 totaled $1.4 million, and included a $438,000 valuation adjustment to OREO properties, compared to a $550,000 valuation adjustment in 2013. Noninterest expense for the for the year ended December 31, 2014 included a provision of $73,000 for mortgage representation and warranty reserve for mortgage loans sold, compared to a $118,000 provision for 2013, and $53,000 in compensatory fees and final settlements of loans serviced for others. Noninterest expense for the year ended December 31, 2013 included the payment of $203,000 of settlements concerning two sold mortgage loans.
Comparison of Year 2013 to 2012. For the year ended December 31, 2013, noninterest expense decreased by $8.3 million, or 14.0%, to $51.3 million from $59.6 million for 2012. Compensation and benefits expense included $175,000 in severance expense for the year ended December 31, 2013, compared to $147,000 for 2012. Loan-related incentive compensation was $500,000 for the year ended December 31, 2013, compared to $187,000 for the year ended December 31, 2012. Stock-based compensation for the year ended December 31, 2013 was $933,000, an increase of $206,000, or 28.3%, compared to $727,000 for the year ended December 31, 2012. This increase is a result of 2013 restricted stock grants combined with increased ESOP expense as a result of a higher stock price at year end. Noninterest expense for 2013 included $4.3 million of nonperforming asset management and OREO expenses, compared to $12.7 million for 2012. Nonperforming asset management expenses decreased $2.6 million to $2.6 million for the year ended December 31, 2013, compared to $5.2 million in 2012. OREO expenses for the year ended December 31, 2013 included a $550,000 valuation adjustment to OREO properties compared to a $5.6 million valuation adjustment in 2012. Other noninterest expense for the year ended December 31, 2013 included the payment of $203,000 of settlements concerning two sold mortgage loans. Other noninterest expense for the year ended December 31, 2013 also included a provision of $118,000 for the establishment of a mortgage representation and warranty reserve for mortgage loans sold. The amount of the representation and warranty reserve was calculated by applying published Fannie Mae data relating to the percentage of loans that it required to be repurchased due to breaches of representations and warranties to the Bank's outstanding sold loans.
Income Taxes
Comparison of Year 2014 to 2013. For the year ended December 31, 2014 we recorded an income tax benefit $31.3 million, which included the full recovery of the valuation allowance of $35.1 million we established for deferred tax assets in 2011. We reversed the valuation allowance for deferred tax assets as of December 31, 2014 based on management’s determination that it was more likely than not that the Company would realize the tax attributes underlying the deferred tax assets before they expired. In making this determination, management considered all available negative and positive evidence. For the year ended December 31, 2013, we recorded no income tax expense or benefit due to the existence of a full valuation allowance for deferred tax assets. See Note 10 of the "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K for further information. Excluding the full recovery of the valuation allowance, the effective tax rate for the year ended December 31, 2014 was 39.13%.
Comparison of Year 2013 to 2012. For the years ended December 31, 2013 and 2012, we recorded no income tax expense or benefit due to the existence of a full valuation allowance for deferred tax assets.
Comparison of Financial Condition at December 31, 2014 and December 31, 2013
Total assets increased $11.8 million, or 0.8%, to $1.465 billion at December 31, 2014, from $1.454 billion at December 31, 2013. The increase in total assets was primarily due to an increase in loans receivable and deferred tax assets, which was partially offset by a decrease in cash and cash equivalents. Net loans increased $74.3 million, or 6.8%, to $1.172 billion at December 31, 2014, from $1.098 billion at December 31, 2013. Net cash and cash equivalents decreased by $101.4 million, or 63.0%, to $59.6 million at December 31, 2014, from $161.0 million at December 31, 2013.
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together made up 84.6% of gross loans at December 31, 2014. Net loans receivable increased $74.3 million, or 6.8%, to $1.172 billion at December 31, 2014. Multi-family mortgage loans increased by $84.3 million, or 21.3%; commercial loans increased by $12.6 million, or 23.3%; nonresidential real estate loans decreased $29.1 million, or 11.0%; construction and land loans decreased $4.7 million, or 71.3%. One-to-four family residential mortgage loans decreased $21.0 million, or 10.5%. Commercial leases increased by $30.0 million, or 16.0%.
Our allowance for loan losses decreased by $2.2 million, or 15.3%, to $12.0 million at December 31, 2014, from $14.2 million at December 31, 2013. The decrease reflected the combined impact of a $736,000 recovery of loan losses and $1.4 million of net charge-offs.
Securities increased $10.3 million, or 9.3%, to $121.2 million at December 31, 2014, from $110.9 million at December 31, 2013, due primarily to the purchase of $73.1 million of securities. The securities purchases were partially offset by our receipt of principal repayments of $7.2 million on residential mortgage-backed and collateralized mortgage obligations. During 2014 and 2013, we also invested in FDIC insured certificates of deposit issued by other insured depository institutions.
Deposits decreased $41.0 million, or 3.3%, to $1.212 billion at December 31, 2014, from $1.253 billion at December 31, 2013, due to a decrease in certificates of deposits. Core deposits (savings, money market, noninterest-bearing demand and NOW accounts) increased as a percentage of total deposits, representing 80.8% of total deposits at December 31, 2014, compared to 78.0% of total deposits at December 31, 2013.
Certificates of deposit decreased $42.8 million, or 15.5%, to $232.9 million at December 31, 2014 from $275.6 million at December 31, 2013. The decrease was primarily due to a lessening of our competitive pricing position pending the deployment of our excess liquidity through further loan growth.
Total stockholders’ equity was $216.1 million at December 31, 2014, compared to $175.6 million at December 31, 2013. The increase in total stockholders’ equity was primarily due to $40.6 million of net income that we recorded for the year ended December 31, 2014, which was partially offset by the $1.7 million in dividends that were paid to our stockholders. The unallocated shares of common stock that our ESOP owns were reflected as a $10.3 million reduction to stockholders’ equity at December 31, 2014, compared to $11.3 million at December 31, 2013.
Securities
Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.
At December 31, 2014, our mortgage-backed securities and collateralized mortgage obligations (“CMOs”) reflected in the following table were issued by U.S. government-sponsored enterprises and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the federal government has affirmed its commitment to support. All securities reflected in the table were classified as available-for-sale at December 31, 2014, 2013 and 2012.
We hold FHLBC common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost of our FHLBC common stock as of December 31, 2014 was $6.3 million based on its par value. There is no market for FHLBC common stock. We purchased $189,000 of FHLBC stock during 2014 and redeemed $2.3 million of excess FHLBC stock during 2013, respectively. At December 31, 2014 we owned no shares of FHLBC common stock in excess of the number of shares we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances.
The following table sets forth the composition, amortized cost and fair value of our securities.

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities:
Certificates of deposits	$86,049	$86,049	$65,010	$65,010	$33,456	$33,456
Municipal securities	—	—	180	187	350	369
Equity mutual fund	500	509	500	497	500	528
SBA - guaranteed loan participation certificates	29	29	35	35	42	42
Total	86,578	86,587	65,725	65,729	34,348	34,395
Mortgage-backed Securities:
Mortgage-backed securities - residential	23,433	24,611	27,229	28,364	32,572	34,233
CMOs and REMICs - residential	9,936	9,976	16,851	16,814	9,111	9,204
Total mortgage-backed securities	33,369	34,587	44,080	45,178	41,683	43,437
	$119,947	$121,174	$109,805	$110,907	$76,031	$77,832
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

Portfolio Maturities and Yields
The composition and maturities of the securities portfolio and the mortgage-backed securities portfolio at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis, as the amount is immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities:
Certificates of deposit	$86,049	0.65%	$—	—%	$—	—%	$—	—%
Municipal securities	—	—	—	—	—	—	—	—
Equity mutual fund	500	1.97	—	—	—	—	—	—
SBA guaranteed loan participation certificates	—	—	—	—	29	1.75	—	—
	86,549	0.65	—	—	29	1.75	—	—
Mortgage-backed Securities:
Pass-through securities:
Fannie Mae	—	—	881	5.68	4	2.30	10,290	2.96
Freddie Mac	—	—	121	2.12	19	1.98	1,525	3.28
Ginnie Mae	—	—	—	—	88	1.63	10,505	2.35
CMOs and REMICs	—	—	250	1.74	371	1.88	9,315	0.85
	—	—	1,252	4.55	482	1.84	31,635	2.15
Total securities	$86,549	0.65%	$1,252	4.55%	$511	1.83%	$31,635	2.15%

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
The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale, by type of loan.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential	$180,337	15.24%	$201,382	18.12%	$218,596	20.86%	$272,032	21.62%	$256,300	23.92%
Multi-family mortgage	480,349	40.60	396,058	35.64	352,019	33.60	423,615	33.67	296,916	27.71
Nonresidential real estate	234,500	19.82	263,567	23.72	264,672	25.26	311,641	24.77	281,987	26.31
Construction and land	1,885	0.16	6,570	0.59	8,552	0.82	19,852	1.58	18,398	1.72
Commercial loans	66,882	5.65	54,255	4.88	61,388	5.86	93,932	7.46	64,679	6.04
Commercial leases	217,143	18.36	187,112	16.84	139,783	13.34	134,990	10.73	151,107	14.10
Consumer	2,051	0.17	2,317	0.21	2,745	0.26	2,147	0.17	2,182	0.20
	1,183,147	100.00%	1,111,261	100.00%	1,047,755	100.00%	1,258,209	100.00%	1,071,569	100.00%
Net deferred loan origination costs	1,199		970		745		908		1,377
Allowance for loan losses	(11,990)		(14,154)		(18,035)		(31,726)		(22,180)
Total loans, net	$1,172,356		$1,098,077		$1,030,465		$1,227,391		$1,050,766
Loan Portfolio Maturities
The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2014. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Within One Year	One Year Through Five Years	Beyond Five Years	Total
	(Dollars in thousands)
Scheduled Repayments of Loans:
One-to-four family residential	$22,116	$52,535	$105,686	$180,337
Multi-family mortgage	39,242	118,009	323,098	480,349
Nonresidential real estate	75,534	141,498	17,468	234,500
Construction and land	1,716	169	—	1,885
Commercial loans and leases	143,654	139,517	854	284,025
Consumer	385	909	757	2,051
	$282,647	$452,637	$447,863	$1,183,147

				Total
Loans Maturing After One Year:
Predetermined (fixed) interest rates				$446,929
Adjustable interest rates				453,571
				$900,500

Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At December 31, 2014, we had no loans in this category.
We typically obtain new third–party appraisals or collateral valuations when we place a loan on nonaccrual status, conduct impairment testing or complete a troubled debt restructuring (“TDR”) unless the existing valuation information for the collateral is sufficiently current to comply with the requirements of our Appraisal and Collateral Valuation Policy (“ACV Policy”). We also obtain new third–party appraisals or collateral valuations when the judicial foreclosure process concludes with respect to real estate collateral, and when we otherwise acquire actual or constructive title to real estate collateral. In addition to third–party appraisals, we use updated valuation information based on Multiple Listing Service data, broker opinions of value, actual sales prices of similar assets sold by us and approved sales prices in response to offers to purchase similar assets owned by us to provide interim valuation information for consolidated financial statement and management purposes. Our ACV Policy establishes the maximum useful life of a real estate appraisal at 18 months. Because appraisals and updated valuations utilize historical or “ask–side” data in reaching valuation conclusions, the appraised or updated valuation may or may not reflect the actual sales price that we will receive at the time of sale.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–improved” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of December 31, 2014, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans
One-to-four family residential	$4,356	$4,641	$7,299	$10,622	$10,059
Multi-family mortgage	4,481	7,098	3,517	14,807	13,228
Nonresidential real estate	3,245	4,214	8,985	29,927	12,428
Construction and land	—	382	2,210	3,246	6,139
Commercial	76	77	256	2,920	3,766
Commercial leases	—	—	—	22	72
Consumer	3	12	—	3	3
	12,161	16,424	22,267	61,547	45,695
Loans Past Due Over 90 Days, still accruing	—	228	329	350	818
Loans held-for-sale	—	—	1,752	—	—
Other real estate owned
One-to-four family residential	806	901	1,760	5,328	3,015
Multi-family mortgage	2,307	1,921	720	3,655	2,486
Nonresidential real estate	885	1,181	3,504	4,905	7,376
Land	135	275	1,323	2,237	1,745
	4,133	4,278	7,307	16,125	14,622
Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	16,294	20,930	31,655	78,022	61,135
Purchased impaired loans
One-to-four family residential	52	100	380	3,941	—
Multi-family mortgage	—	—	—	1,418	—
Nonresidential real estate	—	1,633	2,568	3,375	—
Construction and land	—	—	1,021	4,788	—
Commercial	—	23	20	1,078	—
	52	1,756	3,989	14,600	—
Purchased other real estate owned
One-to-four family residential	457	176	320	327	—
Nonresidential real estate	—	—	462	2,546	—
Land	1,768	1,852	2,269	3,482	—
	2,225	2,028	3,051	6,355	—
Purchased impaired loans and other real estate owned	2,277	3,784	7,040	20,955	—
Total nonperforming assets	$18,571	$24,714	$38,695	$98,977	$61,135

Ratios
Nonperforming loans to total loans	1.03%	1.66%	2.70%	6.08%	4.34%
Nonperforming loans to total loans (1)	1.03	1.50	2.32	4.92	4.34
Nonperforming assets to total assets	1.27	1.70	2.61	6.33	3.99
Nonperforming assets to total assets(1)	1.11	1.44	2.14	4.99	3.99

(1)	These asset quality ratios exclude purchased impaired loans and purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

Nonperforming Assets
Nonperforming assets decreased by $6.1 million in 2014, due in substantial part to the execution of the Company's plan to materially reduce future nonperforming asset expenses and accelerate the return to the Company's historical asset quality levels. Nonperforming assets totaled $18.6 million at December 31, 2014 and $24.7 million at December 31, 2013. The decrease in nonperforming assets for the year ended December 31, 2014 reflected the disposition of $4.9 million in OREO, and numerous other nonperforming asset resolutions.
Approximately $5.4 million nonaccrual loans were transferred to OREO during the year ended December 31, 2014. These were primarily land, multifamily and nonresidential loans, comprising the majority of the decrease in nonaccrual loans for the period. We continue to experience modest quantities of defaults on residential loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.
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
The following represents the rollfoward of OREO and the composition of OREO properties.

	At and For the Years Ended December 31,
	2014	2013
	(Dollars in thousands)
Beginning balance	$6,306	$10,358
New foreclosed properties	5,449	5,512
Valuation adjustments	(448)	(578)
Sales	(4,949)	(8,986)
Ending balance	$6,358	$6,306

	December 31, 2014			December 31, 2013
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
	(Dollars in thousands)
One–to–four family residential	$861	$(55)	$806	$1,011	$(110)	$901
Multi-family mortgage	2,530	(223)	2,307	1,921	—	1,921
Nonresidential real estate	964	(79)	885	1,455	(274)	1,181
Land	217	(82)	135	416	(141)	275
	4,572	(439)	4,133	4,803	(525)	4,278

Acquired other real estate owned:
One–to–four family residential	457	—	457	180	(4)	176
Land	2,225	(457)	1,768	2,225	(373)	1,852
	2,682	(457)	2,225	2,405	(377)	2,028
Total other real estate owned	$7,254	$(896)	$6,358	$7,208	$(902)	$6,306

Activity in the valuation allowance is as follows:

	At and For the Years Ended December 31,
	2014	2013
	(Dollars in thousands)
Beginning of year	$902	$1,180
Additions charged to expense	438	550
Reductions from sales of other real estate owned	(444)	(828)
End of year	$896	$902
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
Troubled Debt Restructurings
The Company had $3.0 million of TDRs at December 31, 2014, compared to $3.3 million at December 31, 2013, with $38,000 and $53,000 in specific valuation allowances allocated to those loans at December 31, 2014 and 2013, respectively. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.

The following table presents TDRs by class.

	At December 31,
	2014	2013
	(Dollars in thousands)
One-to-four family residential real estate	$1,917	$2,093
Multi-family mortgage	510	518
Accrual troubled debt restructured loans	2,427	2,611
One-to-four family residential real estate	230	342
Multi-family mortgage	346	384
Nonaccrual troubled debt restructured loans	576	726
Total troubled debt restructured loans	$3,003	$3,337
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
Based on a review of our assets at December 31, 2014, classified loans consisted of $14.0 million performing substandard loans and $12.3 million of nonperforming loans. As of December 31, 2014, we had $3.4 million of assets designated as special mention.
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

The adjustments to historical loss experience are based on our evaluation of several factors, including levels of, and trends in, past due and classified loans; levels of, and trends in, charge-offs and recoveries; trends in volume and terms of loans, including any credit concentrations in the loan portfolio; experience, and ability of lending management and other relevant staff; and national and local economic trends and conditions.
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
Our calculation of the general component of the allowance for loan losses includes the FASB disclosure requirement that each loan portfolio category must be segmented into specific loan classes (FASB Standards Update 2010-20 (ASU 210-20), “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”). Loan class segmentation tables are presented in Note 4 of the "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K. To maintain consistency, the loan class segmentation was also applied within the 12-quarter loss history that we use to calculate the general component of the allowance for loan losses, inherent risk factor weightings were adjusted based on our evaluation of their relevance to the new loan classes, and duplicative historical loss factors were eliminated from the loan class segmentation.
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

Net Charge-offs and Recoveries
The following table sets forth activity in our allowance for loan losses.

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$14,154	$18,035	$31,726	$22,180	$18,622
Charge-offs
One-to-four family residential	(873)	(1,505)	(12,366)	(5,316)	(2,292)
Multi-family mortgage	(1,230)	(1,832)	(7,203)	(3,514)	(2,385)
Nonresidential real estate	(1,727)	(577)	(18,167)	(698)	(2,897)
Construction and land	(1)	(943)	(4,311)	(2,519)	(525)
Commercial loans	(123)	(425)	(4,960)	(1,394)	(1,174)
Commercial leases	(8)	—	(121)	(72)	—
Consumer	(12)	(55)	(103)	(93)	(16)
	(3,974)	(5,337)	(47,231)	(13,606)	(9,289)
Recoveries
One-to-four family residential	418	447	233	51	69
Multi-family mortgage	100	236	539	125	3
Nonresidential real estate	423	519	328	73	633
Construction and land	377	463	250	—	58
Commercial loans	1,225	470	626	173	1
Consumer	3	8	42	7	—
	2,546	2,143	2,018	429	764
Net charge-offs	(1,428)	(3,194)	(45,213)	(13,177)	(8,525)
Provision for (recovery of) loan losses	(736)	(687)	31,522	22,723	12,083
Balance at end of year	$11,990	$14,154	$18,035	$31,726	$22,180

Ratios
Net charge-offs to average loans outstanding	0.13%	0.31%	3.91%	1.04%	0.75%
Allowance for loan losses to nonperforming loans	98.17	76.89	63.64	41.47	47.69
Allowance for loan losses to total loans	1.01	1.27	1.72	2.52	2.07
Our allowance for loan losses decreased $2.2 million, or 15.3%, in 2014, primarily because the growth in our loan portfolio focused on loan types with lower loss ratios based on our historical loss experience, and improvements in the historical loan loss factors that occurred as the losses incurred in earlier periods aged and thus were either eliminated from the calculation or assigned a lower weight. The impact of these two factors was partially offset by an increase of $95,000, or 25.3%, in the portion of the allowance for loan losses attributable to loans individually evaluated for impairment to $470,000 at December 31, 2014, compared to $375,000 at December 31, 2013.
Although our loan portfolio increased by $71.9 million for the year ended December 31, 2014, the combined impact of these two factors was sufficient to fully fund the allowance to reflect the growth in our loan portfolio.
Net charge-offs were $1.4 million and $3.2 million, respectively, for the years ended December 31, 2014 and 2013, and $45.2 million for the year ended December 31, 2012. The $31.5 million provision for loan losses for 2012 included a $11.5 million charge relating to the consummation of two bulk loan sales and a $5.9 million charge relating to the transfer of loans to the held-for-sale portfolio in preparation for a bulk sale.
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

	At December 31,
	2014			2013			2012
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$2,148	$180,337	15.24%	$3,848	$201,382	18.12%	$4,726	$218,596	20.86%
Multi-family mortgage	5,205	480,349	40.60	4,444	396,058	35.64	4,580	352,019	33.60
Nonresidential real estate	2,940	234,500	19.82	3,735	263,567	23.72	5,545	264,672	25.26
Construction and land	80	1,885	0.16	393	6,570	0.59	1,031	8,552	0.82
Commercial loans	554	66,882	5.65	731	54,255	4.88	1,324	61,388	5.86
Commercial leases	1,009	217,143	18.36	946	187,112	16.84	666	139,783	13.34
Consumer	54	2,051	0.17	57	2,317	0.21	163	2,745	0.26
	$11,990	$1,183,147	100.00%	$14,154	$1,111,261	100.00%	$18,035	$1,047,755	100.00%

	At December 31,
	2011			2010
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$6,103	$272,032	21.62%	$3,556	$256,300	23.92%
Multi-family mortgage	6,082	423,615	33.67	7,032	296,916	27.71
Nonresidential real estate	13,756	311,641	24.77	5,714	281,987	26.31
Construction and land	1,684	19,852	1.58	2,461	18,398	1.72
Commercial loans	3,539	93,932	7.46	2,879	64,679	6.04
Commercial leases	504	134,990	10.73	518	151,107	14.10
Consumer	58	2,147	0.17	20	2,182	0.20
	$31,726	$1,258,209	100.00%	$22,180	$1,071,569	100.00%

Sources of Funds
Deposits. At December 31, 2014, our deposits totaled $1.212 billion. Interest-bearing deposits totaled $1.081 billion and noninterest-bearing demand deposits totaled $130.7 million. NOW, savings and money market accounts totaled $848.1 million. Noninterest-bearing demand deposits at December 31, 2014 included $609,000 in internal checking accounts, such as accounts for Bank cashier’s checks and money orders. At December 31, 2014, we had $232.9 million of certificates of deposit outstanding, of which $161.0 million had maturities of one year or less. Although a significant portion of our certificates of deposit are shorter-term certificates of deposit, we believe, based on historical experience and our current pricing strategy, that we will retain a significant portion of these accounts upon maturity.
The following table sets forth the distribution of total deposit accounts, by account type.

	Years Ended December 31,
	2014			2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand:
Retail	$36,748	2.98%	—%	$37,779	3.01%	—%	$39,171	3.04%	—%
Commercial	91,082	7.40	—	91,976	7.31	—	95,636	7.41	—
Total noninterest-bearing demand	127,830	10.38	—	129,755	10.32	—	134,807	10.45	—
Savings deposits	153,671	12.47	0.10	147,444	11.73	0.10	144,684	11.22	0.10
Money market accounts	347,438	28.20	0.32	343,823	27.36	0.34	346,118	26.84	0.36
Interest-bearing NOW accounts	350,402	28.44	0.10	347,528	27.65	0.11	335,552	26.02	0.12
Certificates of deposit	252,629	20.51	0.56	288,351	22.94	0.67	328,529	25.47	0.77
	$1,231,970	100.00%		$1,256,901	100.00%		$1,289,690	100.00%
The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2014:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$37,281	$32,278	$46,327	$45,223	$161,109
Certificates of deposit of $100,000 or more	13,815	8,873	22,446	26,616	71,750
Total certificates of deposit	$51,096	$41,151	$68,773	$71,839	$232,859
Borrowings. Our borrowings consist primarily of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings.

	At or For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance at end of year	$12,921	$3,055	$5,567
Average balance during year	2,980	2,964	8,162
Maximum outstanding at any month end	12,921	3,398	10,081
Weighted average interest rate at end of year	0.16%	0.25%	1.73%
Average interest rate during year	0.27%	0.47%	1.27%

At December 31, 2014, we had the capacity to borrow an additional $308.9 million under our credit facilities with the FHLBC. Furthermore, we had unpledged securities that could be used to support in excess of $27.5 million of additional FHLBC borrowings.
At December 31, 2014, we had a line of credit with the Federal Reserve Bank of Chicago. At December 31, 2014, there were no outstanding federal funds borrowings and there was no outstanding balance on the line of credit.
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
Quantitative Analysis. The following table sets forth, as of December 31, 2014, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Decrease in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(43,354)	(18.93)%	$(1,066)	(2.30)%
+300	(31,330)	(13.68)	(753)	(1.63)
+200	(20,207)	(8.82)	(354)	(0.77)
+100	(11,757)	(5.13)	(187)	(0.40)
0	—	—	—	—
The Company has opted not to include an estimate for a decrease in rates at December 31, 2014 as the results are not relevant given the current targeted federal funds rate of the Federal Open Market Committee. The table set forth above indicates that at December 31, 2014, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience an 8.82% decrease in NPV and a $354,000 decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment of one-to-four family residential mortgage loans, multi-family mortgage loans, nonresidential real estate loans, commercial leases, construction and land loans, and commercial loans and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2014, 2013 and 2012, our loans originated for investment totaled $513.4 million, $524.6 million, and $364.6 million, respectively. Purchases of loans totaled $5.6 million for the year ended December 31,

2012. There were no loan purchases in the years ended December 31, 2014 and 2013. Purchases of securities totaled $73.1 million, $74.2 million and $35.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.
These activities were funded primarily by principal repayments on loans and securities, and the sale of loans and securities. During the years ended December 31, 2014, 2013 and 2012, principal repayments on loans totaled $432.6 million, $453.2 million, and $518.3 million, respectively. During the years ended December 31, 2014, 2013 and 2012, principal repayments on securities totaled $7.2 million, $13.5 million, and $19.7 million, respectively. During the years ended December 31, 2014, 2013 and 2012, proceeds from maturities and sales of securities totaled $55.8 million, $26.8 million, and $30.6 million, respectively. During the years ended December 31, 2014, 2013 and 2012, the proceeds from the sale of loans held-for-sale totaled $5.5 million, $11.7 million and $21.0 million, respectively.
Loan origination commitments totaled $30.5 million at December 31, 2014, and consisted of $20.2 million of fixed-rate loans and $10.3 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers totaled $109.6 million and $472,000, respectively, at December 31, 2014. At December 31, 2014, commitments to sell mortgages totaled $0.
Deposit flows are generally affected by the level of market interest rates, the interest rates and other terms and conditions on deposit products offered by our banking competitors, and other factors. We had net deposit decreases of $41.0 million, $29.6 million and $50.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. At times during recent periods, we have not actively competed for higher cost deposit accounts, including certificates of deposit, choosing instead to fund loan growth from the loan and lease repayments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2014 totaled $161.0 million. Based upon prior experience and our current pricing strategy, we believe that we will retain a significant portion of these deposits upon their maturities.
We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and may utilize additional sources of funds through FHLBC advances, of which $10.0 million were outstanding at December 31, 2014. At December 31, 2014 we had the ability to borrow an additional $308.9 million under our credit facilities with the FHLBC. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $27.5 million. Finally, at December 31, 2014, we had a line of credit available with the Federal Reserve Bank of Chicago. At December 31, 2014, there was no outstanding balance on this credit line.
Liquidity Management - Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $9.7 million of cash and cash equivalents and any cash dividends from the Bank.
Our Board of Directors declared four cash dividends ranging from $0.01 to $0.03 per share during 2014, totaling $1.7 million. The Board of Directors of the Bank did not declare any dividends during 2014. We did not conduct any share repurchases in 2014.
As of December 31, 2014, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of December 31, 2014, we had no other material commitments for capital expenditures.
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
The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory, and possibly additional discretionary, actions by the OCC that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.
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

The Company and the Bank have each adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose.
At December 31, 2014, actual and required capital ratios were:

	Consolidated Actual Ratio	BankFinancial F.S.B. Actual Ratio	Required for Capital Adequacy Purposes	To be Well-Capitalized under Prompt Corrective Action Provisions
Total capital (to risk-weighted assets)	18.31%	16.21%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	17.21	15.11	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	13.04	11.45	4.00	5.00
See Note 11 of the "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K for a reconciliation of the Bank’s equity under GAAP to regulatory capital.
As of December 31, 2014 the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
Capital Management - Company. On June 23, 2005, the Company completed its mutual-to-stock conversion and sold 24,466,250 shares of common stock in a subscription offering at $10.00 per share and raised $240.3 million in offering proceeds, net of offering expenses. The Company contributed $120.9 million of the net proceeds to the Bank, paid off $30 million of term borrowings, loaned $19.6 million to our ESOP and retained the remaining net proceeds of $72 million. Subsequent to the mutual-to-stock conversion, the Bank declared aggregate dividends of $60.0 million to the Company. During this period the Company paid dividends totaling $36.8 million and expended $64.6 million for share repurchases.
Total stockholders’ equity was $216.1 million at December 31, 2014, compared to $175.6 million at December 31, 2013. The increase in total stockholders’ equity was primarily due to the combined net impact of our $40.6 million of net income and our declaration and payment of cash dividends totaling $1.7 million during the year ended December 31, 2014. The unallocated shares of common stock that our ESOP owns were reflected as a $10.3 million reduction to stockholders’ equity at December 31, 2014, compared to a $11.3 million reduction to stockholders’ equity at December 31, 2013.
Cash Dividends. Our Board of Directors declared four cash dividends of $0.01 to $0.03 per share during 2014, totaling $1.7 million.
Stock Repurchase Program. Our Board of Directors had authorized the repurchase of up to 5,047,423 shares of our common stock. The repurchase authorization expired on November 15, 2012. The authorization permitted shares to be repurchased in open market or negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The authorization was utilized at management's discretion, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements, and to price and other internal limitations established by the Board of Directors. As of December 31, 2014, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 shares that had been authorized for repurchase.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans that we make. Although we consider commitments to extend credit in determining our allowance for loan losses, at December 31, 2014, we had made no provision for losses on commitments to extend credit, and had no specific or general allowance for losses on such commitments, as we have had no historical loss experience with commitments to extend credit and we believed that no probable and reasonably estimable losses were inherent in our portfolio as a result of our commitments to extend credit. For additional information, see Note 14 of the "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2014. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
Contractual Obligations
Certificates of deposit	$161,020	$65,284	$6,555	$—	$232,859
Borrowings	10,000	—	—	—	10,000
Standby letters of credit	467	5	—	—	472
Operating leases	440	914	950	5,166	7,470
Total	$171,927	$66,203	$7,505	$5,166	$250,801
Commitments to extend credit	$140,057	$—	$—	$—	$140,057
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
Income Taxes.  We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation.  We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Under GAAP, a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is dependent upon judgments made following management’s evaluation of all available positive and negative evidence, including prior pre-tax losses and the events or conditions that caused them, forecasts of future taxable income, and current and future economic and business conditions.  In assessing the realization of deferred tax assets at December 31, 2011, the Company concluded that it was more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2011, and therefore, a full valuation allowance for deferred tax assets in the amount of $22.6 million was recorded for the ending December 31, 2011.

The Company reversed its DTA valuation allowance as of December 31, 2014 due to management’s determination that it was more likely than not that the Company’s DTA would be realized. The determination resulted from management’s consideration of all available negative and positive evidence.
Although we determined a valuation allowance was not required for any deferred tax assets at December 31, 2014, there is no guarantee that a valuation allowance will not be required in the future.
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2014, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework,” adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited the accompanying consolidated statements of financial condition of BankFinancial Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankFinancial Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Crowe Horwath LLP
Oak Brook, Illinois
February 20, 2015

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Cash and due from other financial institutions	$9,693	$15,781
Interest-bearing deposits in other financial institutions	49,888	145,176
Cash and cash equivalents	59,581	160,957
Securities, at fair value	121,174	110,907
Loans receivable, net of allowance for loan losses: December 31, 2014, $11,990 and December 31, 2013, $14,154	1,172,356	1,098,077
Other real estate owned, net	6,358	6,306
Stock in Federal Home Loan Bank, at cost	6,257	6,068
Premises and equipment, net	34,286	35,328
Accrued interest receivable	3,926	3,933
Core deposit intangible	1,855	2,433
Bank owned life insurance	22,193	21,958
Deferred taxes	31,643	—
Other assets	5,781	7,627
Total assets	$1,465,410	$1,453,594

Liabilities
Deposits
Noninterest-bearing	$130,711	$126,680
Interest-bearing	1,081,002	1,126,028
Total deposits	1,211,713	1,252,708
Borrowings	12,921	3,055
Advance payments by borrowers taxes and insurance	11,489	10,432
Accrued interest payable and other liabilities	13,166	11,772
Total liabilities	1,249,289	1,277,967
Commitments and contingent liabilities
Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,101,966 shares issued at December 31, 2014 and 2013	211	211
Additional paid-in capital	193,845	193,594
Retained earnings (deficit)	31,584	(7,342)
Unearned Employee Stock Ownership Plan shares	(10,276)	(11,255)
Accumulated other comprehensive income	757	419
Total stockholders’ equity	216,121	175,627
Total liabilities and stockholders’ equity	$1,465,410	$1,453,594

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the years ended December 31,
	2014	2013	2012
Interest and dividend income
Loans, including fees	$47,802	$47,691	$58,716
Securities	1,154	981	1,485
Other	393	720	526
Total interest income	49,349	49,392	60,727
Interest expense
Deposits	3,038	3,639	4,343
Borrowings	8	14	104
Total interest expense	3,046	3,653	4,447
Net interest income	46,303	45,739	56,280
Provision for (recovery of) loan losses	(736)	(687)	31,522
Net interest income after provision for (recovery of) loan losses	47,039	46,426	24,758
Noninterest income
Deposit service charges and fees	1,933	2,005	2,176
Other fee income	2,264	2,250	2,393
Insurance commissions and annuities income	431	474	510
Gain on sale of loans, net	158	1,469	841
Loss on sale of securities (includes $7 accumulated other comprehensive income reclassifications for unrealized net losses on available for sale securities for the year ended December 31, 2014)	(7)	—	—
Gain (loss) on disposition of premises and equipment, net	5	(43)	(156)
Loan servicing fees	418	461	486
Amortization and impairment of servicing assets	(143)	(168)	(320)
Earnings on bank owned life insurance	235	313	438
Trust	683	711	733
Other	732	662	622
Total noninterest income	6,709	8,134	7,723
Noninterest expense
Compensation and benefits	22,874	26,195	25,791
Office occupancy and equipment	6,878	7,547	8,060
Advertising and public relations	1,100	925	733
Information technology	2,676	3,091	3,062
Supplies, telephone, and postage	1,579	1,697	1,840
Amortization of intangibles	578	605	633
Nonperforming asset management	838	2,638	5,211
Operations of other real estate owned	1,408	1,613	7,491
FDIC insurance premiums	1,416	1,913	1,779
Other	5,104	5,038	4,990
Total noninterest expense	44,451	51,262	59,590
Income (loss) before income taxes	9,297	3,298	(27,109)
Income tax benefit	(31,317)	—	—
Net income (loss)	$40,614	$3,298	$(27,109)
Basic earnings (loss) per common share	$2.01	$0.16	$(1.36)
Diluted earnings (loss) per common share	$2.01	$0.16	$(1.36)
Weighted average common shares outstanding	20,177,271	20,020,838	19,888,517
Diluted weighted average common shares outstanding	20,186,376	20,025,321	19,888,517

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the years ended December 31,
	2014	2013	2012
Net income (loss)	$40,614	$3,298	$(27,109)
Unrealized holding gain (loss) on securities arising during the period	125	(699)	7
Tax effect	213	—	—
Other comprehensive income (loss) on securities, net of tax effect	338	(699)	7
Comprehensive income (loss)	$40,952	$2,599	$(27,102)

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income (Loss)	Total
Balance at January 1, 2012	$211	$193,801	$17,946	$(13,212)	$1,111	$199,857
Net loss	—	—	(27,109)	—	—	(27,109)
Other comprehensive income, net of tax effect	—	—	—	—	7	7
Nonvested stock awards-stock-based compensation expense	—	41	—	—	—	41
Cash dividends declared on common stock ($0.03 per share)	—	—	(633)	—	—	(633)
ESOP shares earned	—	(252)	—	979	—	727
Balance at December 31, 2012	211	193,590	(9,796)	(12,233)	1,118	172,890
Net income	—	—	3,298	—	—	3,298
Other comprehensive loss, net of tax effect	—	—	—	—	(699)	(699)
Nonvested stock awards-stock-based compensation expense	—	86	—	—	—	86
Cash dividends declared on common stock ($0.04 per share)	—	—	(844)	—	—	(844)
ESOP shares earned	—	(82)	—	978	—	896
Balance at December 31, 2013	211	193,594	(7,342)	(11,255)	419	175,627
Net income	—	—	40,614	—	—	40,614
Other comprehensive income, net of tax effect	—	—	—	—	338	338
Nonvested stock awards-stock-based compensation expense	—	70	—	—	—	70
Cash dividends declared on common stock ($0.08 per share)	—	—	(1,688)	—	—	(1,688)
ESOP shares earned	—	181	—	979	—	1,160
Balance at December 31, 2014	$211	$193,845	$31,584	$(10,276)	$757	$216,121

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$40,614	$3,298	$(27,109)
Adjustments to reconcile to net income (loss) to net cash from operating activities
Provision for (recovery of) loan losses	(736)	(687)	31,522
ESOP shares earned	1,160	896	727
Stock–based compensation expense	70	86	41
Depreciation and amortization	3,811	4,453	4,546
Amortization and accretion on securities and loans	(438)	(736)	(2,502)
Amortization of core deposit and other intangible assets	578	605	633
Amortization and impairment of servicing assets	143	168	320
Net change in net deferred loan origination costs	(229)	(225)	163
Net loss on sale of other real estate owned	35	148	253
Net gain on sale of loans	(158)	(1,469)	(841)
Net loss on sale of securities	7	—	—
Net (gain) loss on disposition of premises and equipment	(5)	43	156
Loans originated for sale	(5,323)	(10,771)	(18,639)
Proceeds from sale of loans	5,481	11,670	20,984
Other real estate owned valuation adjustments	438	550	5,559
Net change in:
Deferred income tax	(31,643)	—	—
Accrued interest receivable	7	213	1,427
Earnings on bank owned life insurance	(235)	(313)	(438)
Other assets	2,874	(243)	1,400
Accrued interest payable and other liabilities	1,394	2,093	(1,189)
Net cash from operating activities	17,845	9,779	17,013
Cash flows from investing activities
Securities
Proceeds from maturities	52,103	26,813	30,590
Proceeds from principal repayments	7,179	13,492	19,668
Proceeds from sales of securities	3,663	—	—
Purchases of securities	(73,142)	(74,220)	(35,360)
Loans receivable
Principal payments on loans receivable	432,571	453,153	518,330
Purchases of loans	—	—	(5,641)
Originated for investment	(513,384)	(524,592)	(364,596)
Proceeds from sale of loans	—	2,868	10,988
Proceeds of redemption of Federal Home Loan Bank of Chicago stock	—	2,344	7,934
Purchase of Federal Home Loan Bank of Chicago stock	(189)	—	—
Proceeds from sale of other real estate owned	4,914	8,838	13,154
Purchase of premises and equipment, net	(1,176)	(10)	(2,335)
Net cash from (used in) investing activities	(87,461)	(91,314)	192,732

(Continued)

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2014	2013	2012
Cash flows from financing activities
Net change in deposits	$(40,995)	$(29,643)	$(50,026)
Net change in borrowings	9,866	(2,512)	(3,755)
Net change in advance payments by borrowers for taxes and insurance	1,057	(273)	(271)
Cash dividends paid on common stock	(1,688)	(844)	(633)
Net cash used in financing activities	(31,760)	(33,272)	(54,685)
Net change in cash and cash equivalents	(101,376)	(114,807)	155,060
Beginning cash and cash equivalents	160,957	275,764	120,704
Ending cash and cash equivalents	$59,581	$160,957	$275,764

Supplemental disclosures of cash flow information:
Interest paid	$3,070	$3,697	$4,502
Income taxes paid	114	—	—
Income taxes refunded	—	461	1,423
Loans transferred to other real estate owned	5,449	5,512	7,035
Loans transferred to held-for-sale	—	—	12,740

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
Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.
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
Held for investment loans that have been transferred to held-for-sale are carried at the lower of cost or fair value. For held-for-sale loans, any decreases in value below cost after transfer are recognized in mortgage banking revenue in the Consolidated Statements of Operations and increases in fair value above cost are not recognized until the loans are sold. The credit component of any write down upon transfer to held-for-sale is reflected in charge-offs to the allowance for loan losses.
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
Premiums and discounts associated with loans purchased are amortized over the contractual term of the loan using the level–yield method. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level‑yield method without anticipating prepayments.
Interest income is reported on the interest method. Interest income is discontinued at the time a loan is 90 days past due or when we do not expect to receive full payment of interest or principal. Past due status is based on the contractual terms of the loan.
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
Impaired Loans: Impaired loans consist of nonaccrual loans and troubled debt restructurings (“TDRs”). A loan is considered impaired when, based on current information and events, management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan's observable fair value, the fair value of the underlying collateral less selling costs if the loan is collateral-dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate. If the measurement of the impaired loan is less than the recorded investment in the loan, the bank's allowance for the impaired collateral dependent loan under ASC 310-10-35 is based on fair value (less costs to sell), but the charge-off (the confirmed “loss”) is based on the higher appraised value. The remaining recorded investment in the loan after the charge-off will have a loan loss allowance for the amount by which the estimated fair value of the collateral (less costs to sell) is less than its appraised value.
Impaired loans with specific reserves are reviewed quarterly for any changes that would affect the specific reserve. Any impaired loan for which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination has been made.
At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than a year old, a new appraisal is obtained on the underlying collateral. Appraisals are updated with a new independent appraisal at least annually and are formally reviewed by our internal appraisal department upon receipt of a new appraisal. All impaired loans and their related reserves are reviewed and updated each quarter. With an immaterial number of exceptions, all appraisals and internal reviews are current under this methodology at December 31, 2014.
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
Other Intangible Assets: Intangible assets acquired in a purchase business combination with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets (“CDI”), are recognized at the time of acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, variables such as deposit servicing costs, attrition rates, and market discount rates are considered. CDI assets are amortized to expense over their useful lives.

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
This analysis is updated quarterly and adjusted as necessary. At December 31, 2014, the Company had a net deferred tax asset of $31.6 million, after recording a full recovery of the valuation allowance established in 2011.
A tax position is recognized as a benefit only if it "more likely than not" that the tax position would be sustained in a tax examination, presuming that a tax examination will occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the more likely than not" test, no tax benefit is recorded.
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
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements as of December 31, 2014.
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
Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities, net of tax, which are also recognized as separate components of stockholders’ equity.
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
Recent Accounting Pronouncements
In January 2014, the FASB amended existing guidance to clarify when a creditor should derecognize a loan receivable and recognized collateral asset. An in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This amendment is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this standard will not have a material impact on the Company’s results of operation or financial position but will require expansion of the Company’s disclosures.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 2 - EARNINGS (LOSS) PER SHARE

Amounts reported in earnings (loss) per share reflect loss available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares and unvested restricted stock shares. Stock options and restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock.

	For the years ended December 31,
	2014	2013	2012
Net income (loss) available to common stockholders	$40,614	$3,298	$(27,109)
Average common shares outstanding	21,101,966	21,091,399	21,072,966
Less:
Unearned ESOP shares	(905,235)	(1,054,140)	(1,182,495)
Unvested restricted stock shares	(19,460)	(16,421)	(1,954)
Weighted average common shares outstanding	20,177,271	20,020,838	19,888,517
Add - Net effect of dilutive stock options and unvested restricted stock	9,105	4,483	—
Weighted average dilutive common shares outstanding	20,186,376	20,025,321	19,888,517
Basic earnings (loss) per common share	$2.01	$0.16	$(1.36)
Diluted earnings (loss) per common share	$2.01	$0.16	$(1.36)
Number of antidilutive stock options excluded from the diluted earnings per share calculation	—	—	—
Weighted average exercise price of anti-dilutive option shares	$—	$—	$—

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Certificates of deposit	$86,049	$—	$—	$86,049
Equity mutual fund	500	9	—	509
Mortgage-backed securities - residential	23,433	1,218	(40)	24,611
Collateralized mortgage obligations - residential	9,936	53	(13)	9,976
SBA-guaranteed loan participation certificates	29	—	—	29
	$119,947	$1,280	$(53)	$121,174
December 31, 2013
Certificates of deposit	$65,010	$—	$—	$65,010
Municipal securities	180	7	—	187
Equity mutual fund	500	—	(3)	497
Mortgage-backed securities - residential	27,229	1,295	(160)	28,364
Collateralized mortgage obligations - residential	16,851	35	(72)	16,814
SBA-guaranteed loan participation certificates	35	—	—	35
	$109,805	$1,337	$(235)	$110,907
Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at December 31, 2014 and 2013.
The amortized cost and fair values of securities at December 31, 2014 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$86,049	$86,049
Equity mutual fund	500	509
Mortgage-backed securities - residential	23,433	24,611
Collateralized mortgage obligations - residential	9,936	9,976
SBA-guaranteed loan participation certificates	29	29
	$119,947	$121,174
Investment securities available for sale with carrying amounts of $6.8 million and $8.0 million at December 31, 2014 and 2013, respectively, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Sales of securities were as follows:

	For the years ended December 31,
	2014	2013	2012
Proceeds	$3,663	$—	$—
Gross gains	—	—	—
Gross losses	7	—	—
Securities with unrealized losses at December 31, 2014 and 2013 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2014
Mortgage-backed securities - residential	$—	$—	$2,126	$(40)	$2,126	$(40)
Collateralized mortgage obligations - residential	—	—	1,847	(13)	1,847	(13)
	$—	$—	$3,973	$(53)	$3,973	$(53)

December 31, 2013
Equity mutual fund	$497	$(3)	$—	$—	$497	$(3)
Mortgage-backed securities - residential	2,806	(160)	—	—	2,806	(160)
Collateralized mortgage obligations - residential	11,233	(72)	—	—	11,233	(72)
	$14,536	$(235)	$—	$—	$14,536	$(235)
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
Certain residential mortgage-backed securities and collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at December 31, 2014, but the unrealized loss was not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell the securities before their anticipated recovery occurs.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE

Loans receivable are as follows:

	December 31,
	2014	2013
One-to-four family residential real estate	$180,337	$201,382
Multi-family mortgage	480,349	396,058
Nonresidential real estate	234,500	263,567
Construction and land	1,885	6,570
Commercial loans	66,882	54,255
Commercial leases	217,143	187,112
Consumer	2,051	2,317
	1,183,147	1,111,261
Net deferred loan origination costs	1,199	970
Allowance for loan losses	(11,990)	(14,154)
Loans, net	$1,172,356	$1,098,077
Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company reviews and approves these policies and procedures on a periodic basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans via trend and risk rating migration. The Company requires title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.
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
Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. In general, loan amounts range between $250,000 and $3.0 million. Approximately 22% of the collateral is located outside of our primary market area; however, we do not have a concentration in any single market outside of our primary market territory. In underwriting multi-family mortgage loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties and, proximity to diverse employment opportunities. Multi-family mortgage loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. Personal guarantees are usually obtained from multi-family mortgage borrowers.
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
The Company emphasizes nonresidential real estate loans with initial principal balances between $250,000 and $3.0 million. Substantially all of our nonresidential real estate loans are secured by properties located in our primary market area. The Company’s

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

nonresidential real estate loans are generally written as three- or five-year adjustable-rate mortgages or mortgages with balloon maturities of three or five years. Amortization on these loans is typically based on 20- to 30-year schedules. The Company also originates some 15-year fixed-rate, fully amortizing loans.
In the underwriting of nonresidential real estate loans, the Company generally lends up to 80% of the property’s appraised value. Decisions to lend are based on the economic viability of the property as the primary source of repayment and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are pursued and usually obtained from nonresidential real estate borrowers.
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
Commercial credit decisions are based upon our credit assessment of the loan applicant. The Company determines the applicant’s ability to repay in accordance with the proposed terms of the loans and we assess the risks involved. An evaluation is made of the applicant to determine character and capacity to manage. Personal guarantees of the principals are pursued and usually obtained. In addition to evaluating the loan applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the applicant’s credit history supplement our analysis of the applicant’s creditworthiness and at times are supplemented with inquiries to other banks and trade investigations. Moreover, assets listed on personal financial statements are verified. Collateral supporting a secured transaction also is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. Pricing of commercial loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with appropriate deposit relationships.
The Company also lends money to small and mid-size leasing companies for equipment financing leases. Generally, commercial leases are secured by an assignment by the leasing company of the lease payments and by a secured interest in the equipment being leased. In most cases, the lessee acknowledges our security interest in the leased equipment and agrees to send lease payments directly to us. Consequently, the Company underwrites lease loans by examining the creditworthiness of the lessee rather than the lessor. Lease loans generally are non-recourse to the leasing company.
The Company’s commercial leases are secured primarily by technology equipment, medical equipment, material handling equipment and other capital equipment. Lessees tend to be publicly-traded companies with investment-grade rated debt or companies that have not issued public debt and therefore do not have a public debt rating. The Company requires that a minimum of 50% of our commercial lessees have an investment grade public debt rating by Moody’s or Standard & Poors, or the equivalent. Commercial leases to these entities have a maximum maturity of seven years and a maximum outstanding credit exposure of $15.0 million to any single entity. If the lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other customer. Typically, commercial leases to these lessees have a maximum maturity of five years and a maximum outstanding credit exposure of $5.0 million to any single entity. In addition, the Company will originate commercial leases to lessees with below-investment grade public debt ratings and have a maximum outstanding credit exposure of $3.0 million to any single entity. Lease loans are almost always fully amortizing, with fixed interest rates.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total
December 31, 2014
One-to-four family residential real estate	$8	$—	$2,140	$2,148	$4,122	$52	$176,163	$180,337
Multi-family mortgage	226	—	4,979	5,205	5,282	—	475,067	480,349
Nonresidential real estate	236	—	2,704	2,940	4,690	—	229,810	234,500
Construction and land	—	—	80	80	—	—	1,885	1,885
Commercial loans	—	—	554	554	76	—	66,806	66,882
Commercial leases	—	—	1,009	1,009	—	—	217,143	217,143
Consumer	—	—	54	54	—	—	2,051	2,051
	$470	$—	$11,520	$11,990	$14,170	$52	$1,168,925	1,183,147
Net deferred loan origination costs								1,199
Allowance for loan losses								(11,990)
Loans, net								$1,172,356

	Allowance for loan losses				Loan Balances
	Individually evaluated for impairment	Purchased impaired loans	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Purchase impaired loans	Collectively evaluated for impairment	Total
December 31, 2013
One-to-four family residential real estate	$26	$5	$3,817	$3,848	$3,692	$100	$197,590	$201,382
Multi-family mortgage	255	—	4,189	4,444	7,031	—	389,027	396,058
Nonresidential real estate	77	—	3,658	3,735	4,381	1,633	257,553	263,567
Construction and land	12	—	381	393	383	—	6,187	6,570
Commercial loans	—	—	731	731	—	23	54,232	54,255
Commercial leases	—	—	946	946	—	—	187,112	187,112
Consumer	—	—	57	57	77	—	2,240	2,317
	$370	$5	$13,779	$14,154	$15,564	$1,756	$1,093,941	1,111,261
Net deferred loan origination costs								970
Allowance for loan losses								(14,154)
Loans, net								$1,098,077

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses is as follows:

	For the years ended December 31,
	2014	2013	2012
Beginning balance	$14,154	$18,035	$31,726
Loans charged off:
One-to-four family residential real estate	(873)	(1,505)	(12,366)
Multi-family mortgage	(1,230)	(1,832)	(7,203)
Nonresidential real estate	(1,727)	(577)	(18,167)
Construction and land	(1)	(943)	(4,311)
Commercial loans	(123)	(425)	(4,960)
Commercial leases	(8)	—	(121)
Consumer	(12)	(55)	(103)
	(3,974)	(5,337)	(47,231)
Recoveries:
One-to-four family residential real estate	418	447	233
Multi-family mortgage	100	236	539
Nonresidential real estate	423	519	328
Construction and land	377	463	250
Commercial loans	1,225	470	626
Consumer	3	8	42
	2,546	2,143	2,018
Net charge-off	(1,428)	(3,194)	(45,213)
Provision for (recovery of) loan losses	(736)	(687)	31,522
Ending balance	$11,990	$14,154	$18,035
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following table presents loans individually evaluated for impairment by class loans, excluding purchased impaired loans:

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2014
With no related allowance recorded
One-to-four family residential real estate	$3,246	$2,656	$649	$—	$2,777	$44
One-to-four family residential real estate - non-owner occupied	1,399	1,373	27	—	745	76
Multi-family mortgage	3,174	2,593	481	—	3,419	120
Wholesale commercial lending	519	513	—	—	401	—
Nonresidential real estate	2,118	2,068	6	—	4,175	72
Commercial loans - secured	76	76	—	—	93	3
	10,532	9,279	1,163	—	11,610	315
With an allowance recorded
One-to-four family residential real estate - non-owner occupied	115	78	37	8	202	—
Multi-family mortgage	2,713	2,131	624	226	2,343	48
Nonresidential real estate	2,950	2,605	326	236	1,718	67
	5,778	4,814	987	470	4,263	115
	$16,310	$14,093	$2,150	$470	$15,873	$430

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2013
With no related allowance recorded
One-to-four family residential real estate	$3,656	$2,540	$1,102	$—	$3,693	$20
One-to-four family residential real estate - non-owner occupied	875	706	137	—	591	—
Multi-family mortgage	5,466	4,449	4	—	6,098	27
Nonresidential real estate	4,062	3,313	253	—	4,054	33
Land loans	274	263	8	—	169	—
Commercial loans - secured	77	77	—	—	83	—
	14,410	11,348	1,504	—	14,688	80
With an allowance recorded
One-to-four family residential real estate - non-owner occupied	490	438	38	26	393	2
Multi-family mortgage	3,144	2,541	573	255	2,998	125
Nonresidential real estate	1,343	1,048	255	77	2,148	15
Land	180	119	60	12	1,265	—
	5,157	4,146	926	370	6,804	142
	$19,567	$15,494	$2,430	$370	$21,492	$222

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Purchased Impaired Loans
As a result of its acquisition of Downers Grove National Bank, the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. The carrying amount of these purchased impaired loans is as follows:

	December 31,
	2014	2013
One–to–four family residential real estate	$52	$100
Nonresidential real estate	—	1,633
Commercial loans	—	23
Outstanding balance	$52	$1,756
Carrying amount, net of allowance (None at December 31, 2014, $5 at December 31, 2013)	$52	$1,751
Accretable yield, or income expected to be collected, related to purchased impaired loans is as follows:

	For the years ended December 31,
	2014	2013
Beginning balance	$37	$196
Disposals	—	—
Reclassifications from nonaccretable difference	(1)	35
Accretion of income	36	194
Ending balance	$—	$37
For the above purchased impaired loans, the Company decreased the allowance for loan losses by $5,000 for the year ended December 31, 2014 and decreased the allowance for loan losses by $105,000 for the year ended December 31, 2013.
Purchased impaired loans for which it was probable at the date of acquisition that all contractually required payments would not be collected are as follows:

	December 31,
	2014	2013
Contractually required payments receivable of loans purchased
One-to-four family residential real estate	$82	$832
Nonresidential real estate	—	1,999
Commercial loans	—	222
	$82	$3,053
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
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Nonaccrual loans
The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans, excluding purchased impaired loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, still accruing
December 31, 2014
One-to-four family residential real estate	$4,793	$4,210	$—
One-to-four family residential real estate – non owner occupied	209	146	—
Multi-family mortgage	5,638	4,481	—
Nonresidential real estate	4,023	3,245	—
Commercial loans – secured	76	76	—
Consumer	3	3	—
	$14,742	$12,161	$—
December 31, 2013
One-to-four family residential real estate	$3,516	$3,498	$—
One-to-four family residential real estate – non owner occupied	1,190	1,143	—
Multi-family mortgage	8,142	7,098	228
Nonresidential real estate	4,748	4,214	—
Land	387	382	—
Commercial loans – secured	77	77	—
Consumer loans	12	12	—
	$18,072	$16,424	$228
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $464,000 and $1.3 million at December 31, 2014 and 2013, respectively. Except for purchased impaired loans, when a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment in past due loans at December 31, 2014 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$1,415	$276	$3,844	$5,535	$126,054	$131,589
One-to-four family residential real estate - non-owner occupied	320	165	146	631	47,350	47,981
Multi-family mortgage	2,314	1,187	3,363	6,864	334,173	341,037
Wholesale commercial lending	—	—	—	—	135,395	135,395
Nonresidential real estate	376	444	3,245	4,065	227,078	231,143
Construction	—	—	—	—	63	63
Land	—	—	—	—	1,814	1,814
Commercial loans:
Secured	—	—	76	76	11,863	11,939
Unsecured	—	1	—	1	1,884	1,885
Municipal loans	—	—	—	—	2,243	2,243
Warehouse lines	—	—	—	—	14,362	14,362
Health care	—	—	—	—	24,154	24,154
Aviation	—	—	—	—	1,111	1,111
Other	—	—	—	—	11,339	11,339
Commercial leases:
Investment rated commercial leases	426	—	—	426	160,830	161,256
Below investment grade	136	—	—	136	11,246	11,382
Non-rated	8	—	—	8	35,672	35,680
Lease pools	—	—	—	—	10,180	10,180
Consumer	18	1	3	22	2,038	2,060
Total	$5,013	$2,074	$10,677	$17,764	$1,158,849	$1,176,613

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Purchased impaired loans
One-to-four family residential real estate - non-owner occupied	$—	$—	$52	$52	$—	$52
Nonresidential real estate	—	—	—	—	—	—
Commercial loans – secured	—	—	—	—	—	—
	$—	$—	$52	$52	$—	$52

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the aging of the recorded investment in past due loans as December 31, 2013 by class of loans:

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
The Company had $3.0 million of TDRs at December 31, 2014, compared to $3.3 million at December 31, 2013, with $38,000 and $53,000 in specific valuation reserves allocated at December 31, 2014 and 2013, respectively. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.
The following table presents loans classified as TDRs:

	December 31,
	2014	2013
One-to-four family residential real estate	$1,917	$2,093
Multi-family mortgage	510	518
Accrual troubled debt restructured loans	2,427	2,611
One-to-four family residential real estate	230	342
Multi-family mortgage	346	384
Nonaccrual troubled debt restructured loans	576	726
	$3,003	$3,337
During the years ending December 31, 2014 and 2013, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDRs that occurred during the year:

	For the years ended December 31,
	2014			2013
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	4	$485	$444	7	$1,249	$1,249
One-to-four family residential real estate - non-owner occupied	—	—	—	1	71	46
Commercial loans - secured	1	210	5	—	—	—
	5	$695	$449	8	$1,320	$1,295

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the year ended December 31, 2014
One-to-four family residential real estate	$19	$373	$52	$444
Commercial loans - secured	—	—	5	5
	$19	$373	$57	$449
For the year ended December 31, 2013
One-to-four family residential real estate	$—	$1,249	$46	$1,295
The TDRs described above decreased interest income by $2,000, resulted in no change to the allowance for loan losses allocated and resulted in charge offs of $248,000 for the year ended December 31, 2014. The TDRs described above had no impact on interest income, resulted in no change to the allowance for loan losses and resulted in $25,000 charge offs during the year ended December 31, 2013.
The following table presents TDRs for which there was a payment default within twelve months following the modification:

	For the years ended December 31,
	2014		2013
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	2	$78	—	$—
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The TDRs that subsequently defaulted described above had no material impact on the allowance for loans losses during the year ending December 31, 2014.
The terms of certain other loans were modified during the year ending December 31, 2014 that did not meet the definition of a TDR. These loans have a total recorded investment of $1.0 million and $1.7 million at December 31, 2014 and 2013. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.
As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$126,102	$615	$1,046	$4,228	$131,991
One-to-four family residential real estate - non-owner occupied	46,253	931	964	198	48,346
Multi-family mortgage	336,557	609	3,430	4,515	345,111
Wholesale commercial lending	134,719	—	519	—	135,238
Nonresidential real estate	223,385	1,170	6,698	3,247	234,500
Construction	60	—	—	—	60
Land	1,212	—	613	—	1,825
Commercial loans:
Secured	11,863	—	7	76	11,946
Unsecured	1,147	40	698	—	1,885
Municipal loans	2,213	—	—	—	2,213
Warehouse lines	11,296	—	—	—	11,296
Health care	24,127	—	—	—	24,127
Aviation	1,108	—	—	—	1,108
Other	14,307	—	—	—	14,307
Commercial leases:
Investment rated commercial leases	160,208	—	—	—	160,208
Below investment grade	11,309	—	—	—	11,309
Non-rated	35,473	—	—	—	35,473
Lease pools	10,153	—	—	—	10,153
Consumer	2,048	—	—	3	2,051
	$1,153,540	$3,365	$13,975	$12,267	$1,183,147

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
NOTE 5 – SECONDARY MORTGAGE MARKET ACTIVITIES
First mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $148.3 million, and $164.6 million at December 31, 2014, and 2013, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing activities were $3.4 million, and $3.5 million at December 31, 2014, and 2013, respectively.

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

	December 31,
	2014	2013
Servicing rights
Beginning of year	$931	$1,090
Additions	38	74
Amortized to expense	(135)	(233)
End of year	$834	$931
Valuation allowance
Beginning of year	$5	$70
Additions expensed	8	—
Reductions credited to expense	—	(65)
End of year	$13	$5
Carrying value of mortgage servicing rights	$821	$926
Fair value of mortgage servicing rights	$1,190	$1,279
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

	December 31,
	2014	2013
Prepayment speed	13.69%	14.22%
Discount rate	12.00%	12.00%
Average servicing cost per loan	$63.00	$65.00
Escrow float rate	1.83%	1.67%
Key economic assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of December 31, 2014 and the effect on the fair value of our mortgage servicing rights from adverse changes in those assumptions, are as follows:

Fair value of mortgage servicing rights	$1,190
Weighted average annual prepayment speed	13.69%
Decrease in fair value from 10% adverse change	(25)
Decrease in fair value from 20% adverse change	(49)
Weighted-average annual discount rate	12.00%
Decrease in fair value from 10% adverse change	(44)
Decrease in fair value from 20% adverse change	(85)
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 – SECONDARY MORTGAGE MARKET ACTIVITIES (continued)

The weighted average amortization period is 61 months. The estimated amortization expense for each of the next five years is as follows:

2015	$175
2016	127
2017	101
2018	82
2019	64
NOTE 6 – PREMISES AND EQUIPMENT
Year end premises and equipment are as follows:

	December 31,
	2014	2013
Land and land improvements	$13,569	$13,600
Buildings and improvements	37,181	37,616
Furniture and equipment	9,487	9,950
Computer equipment	7,232	6,411
	67,469	67,577
Accumulated depreciation	(33,183)	(32,249)
	$34,286	$35,328
Depreciation of premises and equipment was $2.2 million, $2.9 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company leases certain branch facilities under non-cancelable operating lease agreements expiring in various years through 2032. Rent expense, net of sublease income, for facilities was $387,000, $476,000, and $444,000 in 2014, 2013, and 2012, respectively, excluding taxes, insurance, and maintenance. The projected minimum rental expense under existing leases, not including taxes, insurance, and maintenance, as of December 31, 2014 is as follows:

2015	$440
2016	445
2017	469
2018	479
2019	471
Thereafter	5,166
$7,470
The Company has subleased some of its branch facilities and currently is entitled to receive income as follows:

2015	$50
2016	43
2017	6
$99

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 – CORE DEPOSIT INTANGIBLE

The following table presents the changes in the carrying amount of core deposit intangible, gross carrying amount, accumulated amortization, and net book value:

	December 31,
	2014	2013
Balance at the beginning of the year	$2,433	$3,038
Amortization	(578)	(605)
Additions	—	—
Net Carrying Value	$1,855	$2,433
Gross carrying amount	$5,932	$5,932
Accumulated amortization	(4,077)	(3,499)
Net Carrying Value	$1,855	$2,433
Aggregate amortization expense was $578,000, $605,000 and $633,000 for 2014, 2013 and 2012, respectively.
Estimated amortization expense for each of the next five years is as follows:

2015	$551
2016	523
2017	496
2018	184
2019	61

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 8—DEPOSITS

Composition of deposits are as follows:

	December 31,
	2014	2013
Noninterest-bearing demand deposits	$130,711	$126,680
Savings deposits	154,532	149,602
Money market accounts	338,499	347,017
Interest-bearing NOW accounts	355,112	353,787
Certificates of deposit	232,859	275,622
	$1,211,713	$1,252,708
Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $13.1 million and $19.6 million at December 31, 2014 and 2013, respectively.
Scheduled maturities of certificates of deposit for the next five years are as follows:

2015	$161,020
2016	53,095
2017	12,189
2018	3,183
2019	3,372
NOTE 9—BORROWINGS
Year-end borrowed funds are as follows:

	December 31,
	2014		2013
	Contractual Rate	Amount	Contractual Rate	Amount
Fixed-rate advance from FHLBC, due within 1 year	0.13%	$10,000	—%	$—
Securities sold under agreements to repurchase	0.25	2,921	0.25	3,055
	0.16%	$12,921	0.25%	$3,055
The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLBC. All of the Bank’s FHLBC common stock is pledged as additional collateral for these advances. At December 31, 2014, $104.0 million and $242.3 million of first mortgage and multi-family mortgage loans, respectively, collateralized potential advances. At December 31, 2014, we had the ability to borrow an additional $308.9 million under our credit facilities with the FHLBC. The Company also had available pre-approved overnight federal funds borrowing. At December 31, 2014 and 2013, there was no outstanding balance on these lines.
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $6.8 million and $8.0 million at December 31, 2014 and 2013, respectively.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES

The income tax benefit is as follows:

	For the years ended December 31,
	2014	2013	2012
Current	$363	$—	$—
Deferred benefit	3,437	(1,310)	(11,206)
Deferred tax valuation allowance	(35,117)	1,310	11,206
Total income tax benefit	$(31,317)	$—	$—
A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 34% for 2014, 2013 and 2012 to the income tax benefit in the consolidated statements of operations follows:

	For the years ended December 31,
	2014	2013	2012
Expense (benefit) computed at the statutory federal tax rate	$3,161	$1,121	$(9,217)
State taxes and other, net	664	92	(1,757)
Tax adjustments	—	(2,390)	—
Bank owned life insurance	(80)	(106)	(149)
ESOP/Share based compensation	55	(27)	(83)
Deferred tax valuation allowance	(35,117)	1,310	11,206
	$(31,317)	$—	$—
Effective income tax rate	N.M.	—%	—%
N.M. Not Meaningful
Retained earnings at December 31, 2014 and 2013 include $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES (continued)

The net deferred tax asset is as follows:

	December 31,
	2014	2013
Gross Deferred tax assets
Allowance for loan losses	$4,598	$5,567
Alternative minimum tax, general business credit and net operating loss carryforwards	28,842	30,311
Tax deductible goodwill and core deposit intangible	2,091	2,448
Other	1,703	2,167
	37,234	40,493
Gross Deferred tax liabilities
Net deferred loan origination costs	(1,587)	(1,426)
Purchase accounting adjustments	(2,728)	(2,552)
Other	(805)	(964)
Unrealized gain on securities	(471)	(434)
	(5,591)	(5,376)
Valuation allowance	—	(35,117)
	$31,643	$—
As of December 31, 2014, the Company’s net deferred tax asset (“DTA”) was $31.6 million. The Company previously established a full valuation allowance against the DTA effective December 31, 2011, based on the Company’s cumulative pre-tax operating losses for the previous three years and other factors, including then existing local and national economic conditions and the Company’s then elevated level of nonperforming assets and corresponding credit costs (i.e., charge-offs, loan loss provisions, non-performing asset and other real estate owned management expenses, and gains and losses on sales of other real estate owned and bulk loan sales).
A DTA valuation allowance is required under ASC 740 when the realization of a DTA is assessed and the assessment indicates that it is “more likely than not” (i.e. more than 50% likely) that all or a portion of the DTA will not be realized. All available evidence, both positive and negative must be considered to determine whether, based on the weight of that evidence, a valuation allowance against the net DTA is required. Objectively verifiable evidence is assigned greater weight than evidence that is not objectively verifiable. The valuation allowance is analyzed quarterly for changes affecting the DTA.
The Company reversed its DTA valuation allowance as of December 31, 2014 based on management’s determination that it is more likely than not that the Company will be able to utilize the entire DTA and that maintaining a valuation allowance for the DTA was no longer warranted under ASC 740. Accordingly, the valuation allowance for the DTA was reversed and the Company recorded an associated tax benefit of $35.1 million in 2014.
The recovery of the DTA valuation allowance was supported by numerous positive factors, including eight consecutive quarters of sustained pre-tax income, strengthened asset quality trends, the absence of other previously-existing negative factors, the length of the Company’s net operating loss carryforward periods and financial projections indicating that the DTA will be realized before the underlying tax attributes begin to expire. The Company’s ability to realize the DTA is dependent upon the generation of future taxable income during the periods in which the tax attributes underlying the DTA become deductible. The amount of the DTA that will ultimately be realized will be impacted by the Company’s future taxable income and any changes to the many variables that could impact future taxable income.
At December 31, 2014, the Company had a federal net operating loss carryforward of $55.9 million, which will begin to expire in 2029, a federal tax credit carryforward of $1.3 million which will begin to expire in 2022, a $2.6 million alternative minimum tax credit carryforward that can be carried forward indefinitely, and a $49.4 million federal alternative minimum tax net operating loss carryforward which will begin to expire in 2031. In addition, at December 31, 2014 the Company had a federal net operating loss carryforward relating to its acquisition of Downers Grove National Bank, which is subject to utilization limitations under

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES (continued)

Section 382 of the Internal Revenue Code, of $8.6 million which will begin to expire in 2030. At December 31, 2014, the Company had a state net operating loss carryforward for the State of Illinois of $93.6 million, which will begin to expire in 2022.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2014	2013
Beginning of year	$65	$125
Additions based on tax positions related to the current year	63	—
Additions for tax positions of prior years	1	2
Reductions due to the statute of limitations and reductions for tax positions of prior years	(50)	(62)
End of year	$79	$65
The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2014 and 2013, the Company has immaterial amounts accrued for potential interest and penalties.
The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the States of Illinois, New Jersey, Colorado, Minnesota, Florida and Texas. The Company is no longer subject to examination by the federal taxing authorities for years before 2011 and the Illinois taxing authorities for years before 2011.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 11– REGULATORY MATTERS (continued)

Actual and required capital amounts and ratios were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital (to risk-weighted assets):
Consolidated	$199,284	18.31%	$87,084	8.00%	N/A	N/A
BankFinancial, F.S.B.	176,414	16.21	87,058	8.00	$108,822	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	187,290	17.21	43,542	4.00	N/A	N/A
BankFinancial, F.S.B.	164,420	15.11	43,529	4.00	65,293	6.00
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	187,290	13.04	57,363	4.00	N/A	N/A
BankFinancial, F.S.B.	164,420	11.45	57,431	4.00	71,789	5.00
December 31, 2013
Total capital (to risk-weighted assets):
Consolidated	$186,251	17.28%	$86,212	8.00%	N/A	N/A
BankFinancial, F.S.B.	160,839	14.93	86,192	8.00	$107,740	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	172,775	16.03	43,106	4.00	N/A	N/A
BankFinancial, F.S.B.	147,363	13.68	43,096	4.00	64,644	6.00
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	172,775	11.92	58,002	4.00	N/A	N/A
BankFinancial, F.S.B.	147,363	10.16	57,992	4.00	72,490	5.00
A reconciliation of the Bank’s equity under GAAP to regulatory capital is as follows:

	December 31,
	2014	2013
GAAP equity	$192,182	$150,215
Disallowed other intangible assets	(1,855)	(2,433)
Disallowed deferred tax asset	(25,150)	—
Accumulated other comprehensive income (unrealized gain on securities)	(757)	(419)
Tier 1 capital	164,420	147,363
General regulatory loan loss reserves allowed	11,990	13,476
Unrealized gains on securities available for sale allowed	4	—
Total regulatory capital	$176,414	$160,839
As of December 31, 2014 and 2013, the OCC categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well–capitalized status.
The Company and the Bank have adopted Capital Plans that requires the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. The minimum capital ratios set forth in the Capital Plans will be increased and other minimum capital requirements will be established if and as necessary to comply with the Basel III requirements as such requirements

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 11– REGULATORY MATTERS (continued)

become applicable to the Company and the Bank. In accordance with the Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank’s total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose. At December 31, 2014 management believes the Company and the Bank's Basel III capital calculations exceed the requirements.
Federal regulations require the Bank to comply with a Qualified Thrift Lender (“QTL”) test, which generally requires that 65% of assets be maintained in housing-related finance and other specified assets. If the QTL test is not met, limits are placed on growth, branching, new investment, FHLBC advances, and dividends or the institution must convert to a commercial bank charter. Management considers the QTL test to have been met as of December 31, 2014.
The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.
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
Contributions to the ESOP were $1.5 million for the years ended December 31, 2014 and 2013, including dividends and interest received on unallocated shares of $90,000 and $49,000 in 2014 and 2013, respectively.
Expense related to the ESOP, net of dividends and interest received on unallocated ESOP shares, was $1.1 million, $847,000 and $686,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Shares held by the ESOP were as follows:

	December 31,
	2014	2013
Allocated to participants	929,718	831,853
Distributed to participants	(202,235)	(139,584)
Unearned	1,027,582	1,125,447
Total ESOP shares	1,755,065	1,817,716
Fair value of unearned shares	$12,187	$10,309
Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company provides a match of $0.50 on each $1.00 of contribution up to 6% of eligible compensation beginning April 1, 2007. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $348,000, $346,000, and $384,000 were made for the years ended December 31, 2014, 2013 and 2012, respectively.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 13 – EQUITY INCENTIVE PLANS (continued)

The Human Resources Committee may grant stock options to purchase shares of the Company’s common stock to certain employees and directors of the Company. The exercise price for the stock options is the fair market value of the common stock on the dates of the grants. The stock options generally vest annually over three to five year periods; vesting is subject to acceleration in certain circumstances. The stock options will expire if not exercised within five years from the date of grant. There was no expense recorded for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014 and 2013, there were no stock options outstanding. There are 2,446,625 stock options available for grant at December 31, 2014.
The Human Resources Committee of the Board of Directors may grant shares of restricted stock to certain employees and directors of the Company. The awards generally vest annually over varying periods from three to five years and vesting is subject to acceleration in certain circumstances. The cost of such awards will be accrued ratably as compensation expense over such respective periods based on expected vesting dates. The Company recognized $70,000, $86,000, and $41,000 of expenses relating to the grant of shares of restricted stock during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the total unrecognized compensation cost related to unvested shares of restricted stock was $80,000. The cost is expected to be recognized over a weighted average period of 5.2 months. There are 103,800 shares of restricted stock available for grant at December 31, 2014.

Restricted Stock	Number of Shares (1)	Weighted Average Fair Value at Grant Date	Weighted Average Term to Vest (in years)	Aggregate Intrinsic Value (2)
Shares outstanding at January 1, 2013	—	$—	—	$—
Shares granted	29,000	8.14
Shares vested	(3,250)	—
Shares forfeited	—	—
Shares outstanding at December 31, 2013	25,750	8.14	1.2	$236
Shares granted	—	—
Shares vested	(8,928)	—
Shares forfeited	—	—
Shares outstanding at December 31, 2014	16,822	$8.14	0.44	$199

(1)	The end of period balances consist only of unvested shares.

(2)	Restricted stock aggregate intrinsic value represents the number of shares of restricted stock multiplied by the market price of the common stock underlying the outstanding shares on the date shown.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 14 – LOAN COMMITMENTS AND OTHER OFF-BALANCE SHEET ACTIVITIES (continued)

The contractual or notional amounts are as follows:

	December 31,
	2014	2013
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$30,477	$29,253
Standby letters of credit	472	922
Unused lines of credit	109,580	118,167
Commitments to sell mortgages	—	222
Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loans commitment totaled $20.2 million with interest rates ranging from 2.00% to 4.96% and maturities ranging from 2 to 30 years.
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
Loans held-for-sale: Loans held-for-sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held-for-sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.
Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2014
Securities:
Certificates of deposit	$—	$86,049	$—	$86,049
Equity mutual fund	509	—	—	509
Mortgage-backed securities – residential	—	24,611	—	24,611
Collateralized mortgage obligations – residential	—	9,976	—	9,976
SBA-guaranteed loan participation certificates	—	29	—	29
	$509	$120,665	$—	$121,174
December 31, 2013
Securities:
Certificates of deposit	$—	$65,010	$—	$65,010
Municipal securities	—	187	—	187
Equity mutual fund	497	—	—	497
Mortgage-backed securities - residential	—	28,364	—	28,364
Collateralized mortgage obligations – residential	—	16,814	—	16,814
SBA-guaranteed loan participation certificates	—	35	—	35
	$497	$110,410	$—	$110,907

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2014
Impaired loans:
One–to–four family residential real estate	$—	$—	$70	$70
Multi-family mortgage	—	—	1,905	1,905
Nonresidential real estate	—	—	2,369	2,369
Impaired loans	$—	$—	$4,344	$4,344
Other real estate owned:
One–to–four family residential real estate	$—	$—	$55	$55
Multi-family mortgage	—	—	1,265	1,265
Nonresidential real estate	—	—	126	126
Land	—	—	753	753
Other real estate owned	$—	$—	$2,199	$2,199

Mortgage servicing rights	$—	$160	$—	$160

December 31, 2013
Impaired loans:
One–to–four family residential real estate	$—	$—	$460	$460
Multi-family mortgage	—	—	2,286	2,286
Nonresidential real estate	—	—	971	971
Construction and land	—	—	107	107
Impaired loans	$—	$—	$3,824	$3,824
Other real estate owned:
One–to–four family residential real estate	$—	$—	$297	$297
Nonresidential real estate	—	—	460	460
Land	—	—	1,019	1,019
Other real estate owned	$—	$—	$1,776	$1,776

Mortgage servicing rights	$—	$198	$—	$198

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, had a carrying amount of $4.8 million, with a valuation allowance of $470,000 at December 31, 2014, compared to a carrying amount of $4.2 million and a valuation allowance of $375,000 at December 31, 2013, resulting in a increase in the provision for loan losses of $95,000 for the year ended December 31, 2014.
OREO is carried at the lower of cost or fair value less costs to sell, had a carrying value of $3.1 million less a valuation allowance of $896,000, or $2.2 million, at December 31, 2014, compared to $2.7 million less a valuation allowance of $902,000, or $1.8 million at December 31, 2013. There were $438,000 of valuation adjustments of other real estate owned recorded for the year ended December 31, 2014.
Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $160,000 at December 31, 2014, and $198,000 at December 31, 2013. A pre–tax impairment of $8,000 on our mortgage servicing rights portfolio was included in noninterest income for the year ended December 31, 2014, compared to a $65,000 recovery for the same period in 2013.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans
One-to-four family residential real estate	$70	Sales comparison	Discount applied to valuation	4.8%
Multi-family mortgage	1,905	Sales comparison	Comparison between sales and income approaches	-2.1%-43.7% (41%)
		Income approach	Cap Rate	9.6% to 13.8% (10%)
Nonresidential real estate	2,369	Sales comparison	Comparison between sales and income approaches	-2.1%-33.9% (24%)
		Income approach	Cap Rate	10%-11% (10%)
	$4,344
Other real estate owned
One-to-four family residential real estate	$55	Sales comparison	Discount applied to valuation	6.3%-7.7% (7%)
Multi-family mortgage	1,265	Sales comparison	Comparison between sales and income approaches	-6.6%-13.5% (0.4%)
Nonresidential real estate	126	Sales comparison	Comparison between sales and income approaches	32.3%
Land	753	Sales comparison	Discount applied to valuation	-21.9%-4.2% (-10%)
	$2,199

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans
One-to-four family residential real estate	$460	Sales comparison	Discount applied to valuation	7.5%-12.8% (10%)
Multi-family mortgage	2,286	Sales comparison	Comparison between sales and income approaches	12.3%-19.4% (17%)
		Income approach	Cap Rate	7.25% to 13.8% (9%)
Nonresidential real estate	971	Sales comparison	Comparison between sales and income approaches	-3.0%-45.1% (11%)
		Income approach	Cap Rate	10%-10.7% (10%)
Construction and land	107	Sales comparison	Discount applied to valuation	21.2%
	$3,824
Other real estate owned
One-to-four family residential real estate	$297	Sales comparison	Discount applied to valuation	5.0%-9.4% (8%)
Nonresidential real estate	460	Sales comparison	Comparison between sales and income approaches	0%-10.1% (7%)
Land	1,019	Sales comparison	Discount applied to valuation	0%-10.2% (2%)
	$1,776

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments is as follows:

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$59,581	$9,693	$49,888	$—	$59,581
Securities	121,174	509	120,665	—	121,174
Loans receivable, net of allowance for loan losses	1,172,356	—	1,166,181	4,344	1,170,525
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	3,926	—	3,926	—	3,926
Financial liabilities
Noninterest-bearing demand deposits	$130,711	$—	$130,711	$—	$130,711
Savings deposits	154,532	—	154,532	—	154,532
NOW and money market accounts	693,611	—	693,611	—	693,611
Certificates of deposit	232,859	—	232,588	—	232,588
Borrowings	12,921	—	12,908	—	12,908
Accrued interest payable	89	—	89	—	89

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$160,957	$15,781	$145,176	$—	$160,957
Securities	110,907	497	110,410	—	110,907
Loans receivable, net of allowance for loan losses	1,098,077	—	1,049,111	3,824	1,052,935
FHLBC stock	6,068	—	—	—	N/A
Accrued interest receivable	3,933	—	3,933	—	3,933
Financial liabilities
Noninterest-bearing demand deposits	$126,680	$—	$126,680	$—	$126,680
Savings deposits	149,602	—	149,602	—	149,602
NOW and money market accounts	700,804	—	700,804	—	700,804
Certificates of deposit	275,622	—	276,022	—	276,022
Borrowings	3,055	—	3,057	—	3,057
Accrued interest payable	113	—	113	—	113
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
NOTE 16 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of BankFinancial Corporation as of December 31, 2014 and 2013 and for the three years ended December 31, 2014 follows:
Condensed Statements of Financial Condition

	December 31,
	2014	2013
Assets
Cash in subsidiary	$9,724	$11,441
Loan receivable from ESOP	12,791	13,742
Investment in subsidiary	192,182	150,215
Deferred tax asset	1,082	—
Other assets	342	252
	$216,121	$175,650
Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$—	$23
Total stockholders’ equity	216,121	175,627
	$216,121	$175,650

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 16 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Operations

	For the years ended December 31,
	2014	2013	2012
Interest income	$584	$623	$662
Other income	—	—	57
Other expense	1,451	1,473	1,422
Loss before income tax and undistributed subsidiary income	(867)	(850)	(703)
Income tax benefit	(1,082)	—	—
Income (loss) before equity in undistributed subsidiary income	215	(850)	(703)
Equity in undistributed subsidiary excess distributions	40,399	4,148	(26,406)
Net income (loss)	$40,614	$3,298	$(27,109)
Condensed Statements of Cash Flows

	For the years ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$40,614	$3,298	$(27,109)
Adjustments:
Equity in undistributed subsidiary excess distributions	(40,399)	(4,148)	26,406
Change in other assets	(1,172)	373	1,143
Change in accrued expenses and other liabilities	(23)	2	(780)
Net cash used in operating activities	(980)	(475)	(340)
Cash flows from investing activities
Principal payments received on ESOP loan	951	912	873
Net cash from investing activities	951	912	873
Cash flows from financing activities
Cash dividends paid on common stock	(1,688)	(844)	(633)
Net cash used in financing activities	(1,688)	(844)	(633)
Net change in cash in subsidiary	(1,717)	(407)	(100)
Beginning cash in subsidiary	11,441	11,848	11,948
Ending cash in subsidiary	$9,724	$11,441	$11,848

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For the year ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$12,086	$12,482	$12,368	$12,413
Interest expense	812	774	746	714
Net interest income	11,274	11,708	11,622	11,699
Provision for (recovery of) loan losses	476	957	(1,413)	(756)
Net interest income	10,798	10,751	13,035	12,455
Noninterest income	1,532	1,660	1,748	1,769
Noninterest expense	11,371	10,982	11,157	10,941
Income before income taxes	959	1,429	3,626	3,283
Income tax expense (benefit)	17	25	36	(31,395)
Net income	$942	$1,404	$3,590	$34,678
Basic earnings per common share	$0.05	$0.07	$0.17	$1.72
Diluted earnings per common share	$0.05	$0.07	$0.17	$1.72
The Company recorded net income of $34.7 million, or $1.72 per common share, for the fourth quarter of 2014. The Company’s fourth quarter 2014 operating results include a full recovery of the deferred tax valuation allowance of $35.1 million. The Company’s net interest income before provision for loan losses increased to $11.7 million due to stronger loan originations and improved asset quality. The Company’s fourth quarter 2014 operating results included a $756,000 recovery of loan losses. The primary reasons for this decrease was the growth in our loan portfolio focused on loan types with lower loss ratios based on our historical loss experience, and improvements in the historical loan loss factors that occurred as the losses incurred in earlier periods aged and thus were either eliminated from the calculation or assigned a lower weight. Noninterest expense included $467,000 of nonperforming asset management and OREO expense.

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
The Company recorded net income of $1.5 million for the fourth quarter of 2013. The Company’s net interest income before provision for loan losses increased to $11.5 million due to stronger loan originations and improved asset quality. The Company’s fourth quarter 2013 operating results included a $1.2 million recovery of loan losses. The recovery is primarily due to the growth in our loan portfolio focused on loan types with lower loss ratios based on our historical loss experience and the historical loan

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

loss factors improved as the losses incurred in earlier periods aged, therefore are weighted less in the calculation. Noninterest expense included $811,000 of nonperforming asset management and OREO expense.

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
(c) Changes in internal controls.
There were no changes made in our internal controls during the fourth quarter of 2014 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect these controls.
See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION
Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding the securities that were authorized for issuance under our 2006 Equity Incentive Plan as of December 31, 2014:

	Column (A)	Column (B)	Column (B)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under 2006 Equity Incentive Plan (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders	16,822	—	2,550,425
Equity compensation plans not approved by stockholders	—	—	—
Total	16,822	—	2,550,425

Column (A) represents stock options and restricted stock outstanding under the Company’s 2006 Equity Incentive Plan. Future equity awards under the 2006 Equity Incentive Plan may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock, restricted performance stock, restricted stock units, stock awards or cash. Column (B) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock awards are not included in this calculation. Column (C) represents the maximum aggregate number of future equity awards that can be made under the 2006 Equity Incentive Plan as of December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

(A)	Report of Independent Registered Accounting Firm

(B)	Consolidated Statements of Financial Condition - at December 31, 2014 and 2013

(C)	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

(G)	Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules

None.
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Articles of Incorporation of BankFinancial Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.2	Bylaws of BankFinancial Corporation	Exhibit 3.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.3	Articles of Amendment to Charter of BankFinancial Corporation	Exhibit 3.3 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.4	Restated Bylaws of BankFinancial Corporation	Exhibit 3.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on November 4, 2014
4	Form of Common Stock Certificate of BankFinancial Corporation	Exhibit 4 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
10.1	Employee Stock Ownership Plan	Exhibit 10.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
10.2	BankFinancial FSB Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008
10.3	BankFinancial FSB Employment Agreement with James J. Brennan	Exhibit 10.3 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008.
10.4	BankFinancial FSB Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008
10.5	Form of Incentive Stock Option Award Terms	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.6	2006 BankFinancial Corporation Equity Incentive Plan	Appendix C to the Definitive Form 14A, originally filed with the Securities and Exchange Commission on May 25, 2006 (File No. 000-51331)
10.7	Form of Performance Based Incentive Stock Option Award Terms	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.8	Form of Non-Qualified Stock Option Award Terms	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.9	Form of Performance Based Non-Qualified Stock Option Award Terms	Exhibit 10.4 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.10	Form of Restricted Stock Unit Award Agreement	Exhibit 10.5 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.11	Form of Performance Based Restricted Stock Award Agreement	Exhibit 10.6 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

	Exhibit	Location
10.12	Form of Restricted Stock Award Agreement	Exhibit 10.7 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.13	Form of Stock Appreciation Rights Agreement	Exhibit 10.8 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.14	BankFinancial Corporation Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008
10.15	BankFinancial Corporation Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008
10.16	BankFinancial Corporation Employment Agreement with James J. Brennan	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008.
10.17	BankFinancial Corporation Employment Agreement with Elizabeth A. Doolan	Exhibit 10.28 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.
10.18	BankFinancial FSB Employment Agreement with Elizabeth A. Doolan	Exhibit 10.29 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.
10.19	BankFinancial FSB Employment Agreement with Gregg T. Adams	Exhibit 10.30 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on April 30, 2010.
10.20	BankFinancial FSB Employment Agreement with John G. Manos	Exhibit 10.31 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on April 30, 2010.
10.21	Form of Amendment No. 1 to BankFinancial FSB Employment Agreement	Exhibit 10.33 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 11, 2013
10.22	Form of Amendment No. 1 to BankFinancial FSB Employment Agreement	Exhibit 10.34 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 11, 2013
10.23	Form of Amendment No. 1 to BankFinancial Corporation Employment Agreement	Exhibit 10.35 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 11, 2013
10.24	Amended and Restated BankFinancial FSB Employment Agreement with William J. Deutsch, Jr.	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 20, 2013
10.25	Form of Extension of Term of Employment Period, for Named Executive Officers of BankFinancial Corporation (pursuant to terms of existing agreements)	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on June 25, 2014
10.26	Form of Extension of Term of Employment Period, for Named Executive Officers of BankFinancial FSB (pursuant to terms of existing agreements)	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on November 4, 2014
10.27	Consulting Agreement with former Executive Christa N. Calabrese, effective March 31, 2014, lasts 12 months	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on April 2, 2014
14	Code of Ethics for Senior Financial Officers	Exhibit 14 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 27, 2006
21	Subsidiaries of Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
23	Consent of Crowe Horwath LLP	Filed herewith

	Exhibit	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-K for the year ended December 31, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.
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

BANKFINANCIAL CORPORATION
Date:	February 20, 2015	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	February 20, 2015
F. Morgan Gasior	(Principal Executive Officer)

/s/ Paul A. Cloutier	Executive Vice President and Chief Financial Officer	February 20, 2015
Paul A. Cloutier	(Principal Financial Officer)

/s/ Elizabeth A. Doolan	Senior Vice President and Controller	February 20, 2015
Elizabeth A. Doolan	(Principal Accounting Officer)

/s/ Cassandra J. Francis	Director	February 20, 2015
Cassandra J. Francis

/s/ John M. Hausmann	Director	February 20, 2015
John M. Hausmann

/s/ Thomas F. O'Neill	Director	February 20, 2015
Thomas F. O'Neill

/s/ John W. Palmer	Director	February 20, 2015
John W. Palmer

/s/ Terry R. Wells	Director	February 20, 2015
Terry R. Wells

/s/ Glen R. Wherfel	Director	February 20, 2015
Glen R. Wherfel