Form 10-Q
period 2015-03-31
BankFinancial CORP
filed 2015-05-04
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2015
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
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. At April 30, 2015, there were 21,101,966 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
March 31, 2015

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	March 31, 2015	December 31, 2014
Assets
Cash and due from other financial institutions	$10,211	$9,693
Interest-bearing deposits in other financial institutions	56,043	49,888
Cash and cash equivalents	66,254	59,581
Securities, at fair value	114,039	121,174
Loans receivable, net of allowance for loan losses: March 31, 2015, $11,576 and December 31, 2014, $11,990	1,153,638	1,172,356
Other real estate owned, net	6,316	6,358
Stock in Federal Home Loan Bank, at cost	6,257	6,257
Premises and equipment, net	33,943	34,286
Accrued interest receivable	3,829	3,926
Core deposit intangible	1,713	1,855
Bank owned life insurance	22,242	22,193
Deferred Taxes	30,437	31,643
Other assets	4,701	5,781
Total assets	$1,443,369	$1,465,410

Liabilities
Deposits
Noninterest-bearing	$131,072	$134,129
Interest-bearing	1,071,692	1,077,584
Total deposits	1,202,764	1,211,713
Borrowings	3,217	12,921
Advance payments by borrowers for taxes and insurance	8,411	11,489
Accrued interest payable and other liabilities	11,431	13,166
Total liabilities	1,225,823	1,249,289

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,101,966 shares issued at March 31, 2015 and December 31, 2014	211	211
Additional paid-in capital	193,939	193,845
Retained earnings	32,726	31,584
Unearned Employee Stock Ownership Plan shares	(10,035)	(10,276)
Accumulated other comprehensive income	705	757
Total stockholders’ equity	217,546	216,121
Total liabilities and stockholders’ equity	$1,443,369	$1,465,410

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended March 31,
	2015	2014
Interest and dividend income
Loans, including fees	$11,823	$11,699
Securities	327	296
Other	61	91
Total interest income	12,211	12,086
Interest expense
Deposits	684	810
Borrowings	2	2
Total interest expense	686	812
Net interest income	11,525	11,274
Provision for (recovery of) loan losses	(724)	476
Net interest income after provision for (recovery of) loan losses	12,249	10,798
Noninterest income
Deposit service charges and fees	455	439
Other fee income	535	521
Insurance commissions and annuities income	63	87
Gain on sale of loans, net	27	24
Loss on sale of securities (includes $7 accumulated other comprehensive income reclassifications for unrealized net losses on available for sale securities for the three months ended March 31, 2014)	—	(7)
Gain on disposition of premises and equipment, net	—	2
Loan servicing fees	90	104
Amortization and impairment of servicing assets	(25)	(36)
Earnings on bank owned life insurance	49	64
Trust	174	164
Other	168	170
	1,536	1,532
Noninterest expense
Compensation and benefits	5,581	5,958
Office occupancy and equipment	1,695	1,914
Advertising and public relations	341	162
Information technology	639	639
Supplies, telephone, and postage	411	391
Amortization of intangibles	142	149
Nonperforming asset management	91	104
Operations of other real estate owned	354	257
FDIC insurance premiums	235	479
Other	1,024	1,318
	10,513	11,371
Income before income taxes	3,272	959
Income tax expense	1,286	17
Net income	$1,986	$942
Basic earnings per common share	$0.10	$0.05
Diluted earnings per common share	$0.10	$0.05
Weighted average common shares outstanding	20,259,796	20,098,655
Diluted weighted average common shares outstanding	20,265,684	20,110,700

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three Months Ended March 31,
	2015	2014
Net income	$1,986	$942
Unrealized holding gain (loss) arising during the period	(82)	30
Tax effect	30	—
Unrealized holding gain (loss) arising during the period, net of tax	(52)	30
Reclassification adjustment for losses included in net income	—	7
Other comprehensive income (loss)	(52)	37
Comprehensive income	$1,934	$979

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2014	$211	$193,594	$(7,342)	$(11,255)	$419	$175,627
Net income	—	—	942	—	—	942
Other comprehensive income, net of tax	—	—	—	—	37	37
Nonvested stock awards-stock-based compensation expense	—	17	—	—	—	17
ESOP shares earned	—	(1)	—	242	—	241
Balance at March 31, 2014	$211	$193,610	$(6,400)	$(11,013)	$456	$176,864

Balance at January 1, 2015	$211	$193,845	$31,584	$(10,276)	$757	$216,121
Net income	—	—	1,986	—	—	1,986
Other comprehensive loss, net of tax	—	—	—	—	(52)	(52)
Nonvested stock awards-stock-based compensation expense	—	17	—	—	—	17
Cash dividends declared on common stock ($0.04 per share)	—	—	(844)	—	—	(844)
ESOP shares earned	—	77	—	241	—	318
Balance at March 31, 2015	$211	$193,939	$32,726	$(10,035)	$705	$217,546

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$1,986	$942
Adjustments to reconcile to net income to net cash from operating activities
Provision for (recovery of) loan losses	(724)	476
ESOP shares earned	318	241
Stock–based compensation expense	17	17
Depreciation and amortization	926	972
Amortization of premiums and discounts on securities and loans	(48)	(110)
Amortization of core deposit intangible	142	149
Amortization and impairment of servicing assets	25	36
Net change in net deferred loan origination costs	(120)	(32)
Net loss (gain) on sale of other real estate owned	(58)	6
Net gain on sale of loans	(27)	(24)
Net loss on sale of securities	—	7
Net gain on disposition of premises and equipment	—	(2)
Loans originated for sale	(909)	(519)
Proceeds from sale of loans	936	543
Other real estate owned valuation adjustments	213	44
Net change in:
Accrued interest receivable	97	205
Earnings on bank owned life insurance	(49)	(64)
Other assets	2,444	2,202
Accrued interest payable and other liabilities	(1,735)	(3,637)
Net cash from operating activities	3,434	1,452
Cash flows from investing activities
Securities
Proceeds from maturities	14,903	5,402
Proceeds from principal repayments	1,748	1,898
Proceeds from sales of securities	—	3,663
Purchases of securities	(9,615)	(16,013)
Loans receivable
Loan participations sold	3,350	—
Principal payments on loans receivable	109,745	103,592
Originated for investment	(94,602)	(106,604)
Proceeds from sale of other real estate owned	476	154
Purchase of premises and equipment, net	(191)	(125)
Net cash from (used in) investing activities	25,814	(8,033)

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities
Net change in deposits	$(8,949)	$111
Net change in borrowings	(9,704)	(387)
Net change in advance payments by borrowers for taxes and insurance	(3,078)	(2,376)
Cash dividends paid on common stock	(844)	—
Net cash used in financing activities	(22,575)	(2,652)
Net change in cash and cash equivalents	6,673	(9,233)
Beginning cash and cash equivalents	59,581	160,957
Ending cash and cash equivalents	$66,254	$151,724

Supplemental disclosures of cash flow information:
Interest paid	$695	$824
Income taxes paid	26	11
Loans transferred to other real estate owned	589	2,568

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
Principles of Consolidation: The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three- month period ended March 31, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015.
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
These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.
Recent Accounting Pronouncements
In January 2014, the FASB amended existing guidance to clarify when a creditor should derecognize a loan receivable and recognized collateral asset. An in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This amendment is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this standard did not have a material impact on the Company’s results of operation or financial position.
FASB ASC 606 - In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update will become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

	Three Months Ended March 31,
	2015	2014
Net income available to common stockholders	$1,986	$942
Average common shares outstanding	21,101,966	21,101,966
Less:
Unearned ESOP shares	(825,348)	(977,561)
Unvested restricted stock shares	(16,822)	(25,750)
Weighted average common shares outstanding	20,259,796	20,098,655
Add - Net effect of dilutive stock options and unvested restricted stock	5,888	12,045
Diluted weighted average common shares outstanding	20,265,684	20,110,700
Basic earnings per common share	$0.10	$0.05
Diluted earnings per common share	$0.10	$0.05

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Certificates of deposit	$81,640	$—	$—	$81,640
Equity mutual fund	500	14	—	514
Mortgage-backed securities - residential	21,377	1,125	(29)	22,473
Collateralized mortgage obligations - residential	9,349	46	(11)	9,384
SBA-guaranteed loan participation certificates	28	—	—	28
	$112,894	$1,185	$(40)	$114,039
December 31, 2014
Certificates of deposit	$86,049	$—	$—	$86,049
Equity mutual fund	500	9	—	509
Mortgage-backed securities - residential	23,433	1,218	(40)	24,611
Collateralized mortgage obligations - residential	9,936	53	(13)	9,976
SBA-guaranteed loan participation certificates	29	—	—	29
	$119,947	$1,280	$(53)	$121,174
Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at March 31, 2015 and December 31, 2014.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
	Amortized Cost	Fair Value
Due in one year or less	$81,640	$81,640
Equity mutual fund	500	514
Mortgage-backed securities - residential	21,377	22,473
Collateralized mortgage obligations - residential	9,349	9,384
SBA-guaranteed loan participation certificates	28	28
	$112,894	$114,039

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Sales of securities were as follows:

	Three Months Ended March 31,
	2015	2014
Proceeds	$—	$3,663
Gross gains	—	—
Gross losses	—	7
Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2015
Mortgage-backed securities - residential	$—	$—	$1,941	$(29)	$1,941	$(29)
Collateralized mortgage obligations - residential	2,251	(1)	1,712	(10)	3,963	(11)
	$2,251	$(1)	$3,653	$(39)	$5,904	$(40)

December 31, 2014
Mortgage-backed securities - residential	—	—	2,126	(40)	2,126	(40)
Collateralized mortgage obligations - residential	—	—	1,847	(13)	1,847	(13)
	$—	$—	$3,973	$(53)	$3,973	$(53)
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
Certain residential mortgage-backed securities and certain collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at March 31, 2015, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are as follows:

	March 31, 2015	December 31, 2014
One-to-four family residential real estate	$176,910	$180,337
Multi-family mortgage	472,432	480,349
Nonresidential real estate	226,461	234,500
Construction and land	1,404	1,885
Commercial loans	64,953	66,882
Commercial leases	219,988	217,143
Consumer	1,747	2,051
	1,163,895	1,183,147
Net deferred loan origination costs	1,319	1,199
Allowance for loan losses	(11,576)	(11,990)
Loans, net	$1,153,638	$1,172,356
The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
March 31, 2015
One-to-four family residential real estate	$8	$2,127	$2,135	$4,142	$172,768	$176,910
Multi-family mortgage	214	4,808	5,022	4,217	468,215	472,432
Nonresidential real estate	229	2,513	2,742	7,374	219,087	226,461
Construction and land	—	46	46	—	1,404	1,404
Commercial loans	—	552	552	75	64,878	64,953
Commercial leases	—	1,047	1,047	—	219,988	219,988
Consumer	—	32	32	—	1,747	1,747
	$451	$11,125	$11,576	$15,808	$1,148,087	1,163,895
Net deferred loan origination costs						1,319
Allowance for loan losses						(11,576)
Loans, net						$1,153,638

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

				Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2014
One-to-four family residential real estate	$8	$2,140	$2,148	$4,174	$176,163	$180,337
Multi-family mortgage	226	4,979	5,205	5,282	475,067	480,349
Nonresidential real estate	236	2,704	2,940	4,690	229,810	234,500
Construction and land	—	80	80	—	1,885	1,885
Commercial loans	—	554	554	76	66,806	66,882
Commercial leases	—	1,009	1,009	—	217,143	217,143
Consumer	—	54	54	—	2,051	2,051
	$470	$11,520	$11,990	$14,222	$1,168,925	1,183,147
Net deferred loan origination costs						1,199
Allowance for loan losses						(11,990)
Loans, net						$1,172,356
Activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$11,990	$14,154
Loans charged off:
One-to-four family residential real estate	(103)	(56)
Multi-family mortgage	(19)	(90)
Nonresidential real estate	(11)	(580)
Commercial loans	(98)	(22)
Consumer	(4)	(6)
	(235)	(754)
Recoveries:
One-to-four family residential real estate	60	11
Multi-family mortgage	4	14
Nonresidential real estate	16	20
Construction and land	6	250
Commercial loans	457	8
Commercial leases	1	—
Consumer	1	2
	545	305
Net recoveries (charge-offs)	310	(449)
Provision for (recovery of) loan losses	(724)	476
Ending balance	$11,576	$14,181

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Purchased Impaired Loans
As a result of its acquisition of Downers Grove National Bank, the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. One loan remains at March 31, 2015 and December 31, 2014, with a recorded investment value of $52,000.
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
Less unamortized discount
Less previous charge-offs
Plus recorded accrued interest
Less reserve for uncollected interest
= Recorded investment
The following tables present loans individually evaluated for impairment by class of loans:

					Three months ended March 31, 2015
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2015
With no related allowance recorded:
One-to-four family residential real estate	$3,222	$2,623	$663	$—	$2,637	$5
One-to-four family residential real estate - non-owner occupied	1,479	1,423	57	—	1,429	13
Multi-family mortgage	1,483	1,395	36	—	1,900	10
Wholesale commercial lending	517	516	—	—	518	9
Nonresidential real estate	3,705	3,618	5	—	2,419	19
Commercial loans - secured	76	75	—	—	75	—
	10,482	9,650	761	—	8,978	56
With an allowance recorded:
One-to-four family residential real estate - non-owner occupied	115	78	38	8	78	—
Multi-family mortgage	2,881	2,292	641	214	2,212	7
Nonresidential real estate	4,118	3,723	330	229	3,030	14
	7,114	6,093	1,009	451	5,320	21
Total	$17,596	$15,743	$1,770	$451	$14,298	$77

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2014
With no related allowance recorded:
One-to-four family residential real estate	$3,246	$2,656	$649	$—	$2,777	$44
One-to-four family residential real estate - non-owner occupied	1,481	1,425	57	—	745	76
Multi-family mortgage	3,174	2,593	481	—	3,419	120
Wholesale commercial lending	519	513	—	—	401	—
Nonresidential real estate	2,118	2,068	6	—	4,175	72
Commercial loans - secured	76	76	—	—	93	3
	10,614	9,331	1,193	—	11,610	315
With an allowance recorded:
One-to-four family residential real estate - non-owner occupied	115	78	37	8	202	—
Multi-family mortgage	2,713	2,131	624	226	2,343	48
Nonresidential real estate	2,950	2,605	326	236	1,718	67
	5,778	4,814	987	470	4,263	115
Total	$16,392	$14,145	$2,180	$470	$15,873	$430

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual Loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
March 31, 2015
One-to-four family residential real estate	$3,732	$3,130	$—
One-to-four family residential real estate – non owner occupied	783	686	—
Multi-family mortgage	4,117	3,441	—
Nonresidential real estate	6,388	5,931	—
Commercial loans – secured	76	75	—
Commercial loans – unsecured	114	108	—
	$15,210	$13,371	$—
December 31, 2014
One-to-four family residential real estate	$4,793	$4,210	$—
One-to-four family residential real estate – non owner occupied	291	198	—
Multi-family mortgage	5,638	4,481	—
Nonresidential real estate	4,023	3,245	—
Commercial loans – secured	76	76	—
Consumer	3	3	—
	$14,824	$12,213	$—
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $404,000 and $464,000 at March 31, 2015 and December 31, 2014, respectively. When a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at March 31, 2015 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$1,408	$257	$2,708	$4,373	$123,934	$128,307
One-to-four family residential real estate - non-owner occupied	779	—	686	1,465	46,562	48,027
Multi-family mortgage	1,135	18	2,882	4,035	324,244	328,279
Wholesale commercial lending	861	—	—	861	141,071	141,932
Nonresidential real estate	1,895	1,822	2,973	6,690	217,768	224,458
Construction	—	—	—	—	52	52
Land	—	—	—	—	1,328	1,328
Commercial loans:
Secured	—	—	75	75	13,579	13,654
Unsecured	—	69	39	108	1,425	1,533
Municipal	—	—	—	—	1,921	1,921
Warehouse lines	—	—	—	—	11,184	11,184
Health care	—	—	—	—	25,313	25,313
Aviation	—	—	—	—	1,098	1,098
Other	—	—	—	—	10,420	10,420
Commercial leases:
Investment rated commercial leases	3,000	—	—	3,000	162,409	165,409
Below investment grade	164	—	—	164	9,385	9,549
Non-rated	464	—	—	464	33,071	33,535
Lease pools	—	—	—	—	12,757	12,757
Consumer	4	10	—	14	1,741	1,755
	$9,710	$2,176	$9,363	$21,249	$1,139,262	$1,160,511

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the aging of the recorded investment of loans at December 31, 2014 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$1,415	$276	$3,844	$5,535	$126,054	$131,589
One-to-four family residential real estate - non-owner occupied	320	165	198	683	47,350	48,033
Multi-family mortgage	2,314	1,187	3,363	6,864	334,173	341,037
Wholesale commercial lending	—	—	—	—	135,395	135,395
Nonresidential real estate	376	444	3,245	4,065	227,078	231,143
Construction	—	—	—	—	63	63
Land	—	—	—	—	1,814	1,814
Commercial loans:
Secured	—	—	76	76	11,863	11,939
Unsecured	—	1	—	1	1,884	1,885
Municipal	—	—	—	—	2,243	2,243
Warehouse lines	—	—	—	—	14,362	14,362
Health care	—	—	—	—	24,154	24,154
Aviation	—	—	—	—	1,111	1,111
Other	—	—	—	—	11,339	11,339
Commercial leases:
Investment rated commercial leases	426	—	—	426	160,830	161,256
Below investment grade	136	—	—	136	11,246	11,382
Non-rated	8	—	—	8	35,672	35,680
Lease pools	—	—	—	—	10,180	10,180
Consumer	18	1	3	22	2,038	2,060
	$5,013	$2,074	$10,729	$17,816	$1,158,849	$1,176,665
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
The Company had $3.0 million of TDRs at March 31, 2015 and December 31, 2014, with $26,000 and $38,000 in specific valuation reserves allocated to those loans at March 31, 2015 and December 31, 2014, respectively. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following table presents loans classified as TDRs:

	March 31, 2015	December 31, 2014
One-to-four family residential real estate	$1,860	$1,917
Multi-family mortgage	513	510
Troubled debt restructured loans – accrual loans	2,373	2,427
One-to-four family residential real estate	290	230
Multi-family mortgage	340	346
Troubled debt restructured loans – nonaccrual loans	630	576
Total troubled debt restructured loans	$3,003	$3,003
During the three months ending March 31, 2015 and 2014, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDR activity:

	Three Months Ended March 31,
	2015			2014
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	1	$63	$63	2	$121	$80

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the Three Months Ended March 31, 2015
One-to-four family residential real estate	$—	$63	$—	$63
For the Three Months Ended March 31, 2014
One-to-four family residential real estate	$—	$28	$52	$80
The TDRs described above had no material impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs for the three months ended March 31, 2015. The TDRs had no material impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in charge-offs of $41,000 for the three months ended March 31, 2014.
The following table presents TDRs for which there was a payment default during the three months ending March 31, 2015 and 2014 within twelve months following the modification.

	2015		2014
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	2	$78	—	$—
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The TDRs for which there was a payment default resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs during the three months ending March 31, 2015.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

There were certain other loan modifications during the three months ending March 31, 2015 and 2014 that did not meet the definition of a TDR. These loans had a total recorded investment of $1.1 million and $739,000 at March 31, 2015 and 2014, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of March 31, 2015, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$124,993	$180	$455	$3,031	$128,659
One-to-four family residential real estate - non-owner occupied	46,326	811	423	691	48,251
Multi-family mortgage	320,850	590	5,380	3,454	330,274
Wholesale commercial lending	141,641	—	517	—	142,158
Nonresidential real estate	215,550	—	4,973	5,938	226,461
Construction	51	—	—	—	51
Land	695	—	658	—	1,353
Commercial loans:
Secured	13,556	—	—	75	13,631
Unsecured	908	—	516	109	1,533
Municipal	1,908	—	—	—	1,908
Warehouse lines	10,385	—	—	—	10,385
Health care	25,277	—	—	—	25,277
Aviation	1,095	—	—	—	1,095
Other	11,124	—	—	—	11,124
Commercial leases:
Investment rated commercial leases	164,417	—	—	—	164,417
Below investment grade	9,502	—	—	—	9,502
Non-rated	33,344	—	—	—	33,344
Lease pools	12,725	—	—	—	12,725
Consumer	1,746	1	—	—	1,747
Total	$1,136,093	$1,582	$12,922	$13,298	$1,163,895

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of December 31, 2014, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$126,102	$615	$1,046	$4,228	$131,991
One-to-four family residential real estate - non-owner occupied	46,253	931	964	198	48,346
Multi-family mortgage	336,557	609	3,430	4,515	345,111
Wholesale commercial lending	134,719	—	519	—	135,238
Nonresidential real estate	223,385	1,170	6,698	3,247	234,500
Construction	60	—	—	—	60
Land	1,212	—	613	—	1,825
Commercial loans:
Secured	11,863	—	7	76	11,946
Unsecured	1,147	40	698	—	1,885
Municipal	2,213	—	—	—	2,213
Warehouse lines	11,296	—	—	—	11,296
Health care	24,127	—	—	—	24,127
Aviation	1,108	—	—	—	1,108
Other	14,307	—	—	—	14,307
Commercial leases:
Investment rated commercial leases	160,208	—	—	—	160,208
Below investment grade	11,309	—	—	—	11,309
Non-rated	35,473	—	—	—	35,473
Lease pools	10,153	—	—	—	10,153
Consumer	2,048	—	—	3	2,051
Total	$1,153,540	$3,365	$13,975	$12,267	$1,183,147
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2015
Securities:
Certificates of deposit	$—	$81,640	$—	$81,640
Equity mutual fund	514	—	—	514
Mortgage-backed securities – residential	—	22,473	—	22,473
Collateralized mortgage obligations – residential	—	9,384	—	9,384
SBA-guaranteed loan participation certificates	—	28	—	28
	$514	$113,525	$—	$114,039
December 31, 2014
Securities:
Certificates of deposit	$—	$86,049	$—	$86,049
Equity mutual fund	509	—	—	509
Mortgage-backed securities - residential	—	24,611	—	24,611
Collateralized mortgage obligations – residential	—	9,976	—	9,976
SBA-guaranteed loan participation certificates	—	29	—	29
	$509	$120,665	$—	$121,174

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2015
Impaired loans:
One-to-four family residential real estate	$—	$—	$70	$70
Multi-family mortgage	—	—	2,078	2,078
Nonresidential real estate	—	—	3,494	3,494
	$—	$—	$5,642	$5,642
Other real estate owned:
One-to-four family residential real estate	$—	$—	$325	$325
Multi-family mortgage	—	—	349	349
Nonresidential real estate	—	—	107	107
	$—	$—	$781	$781
Mortgage servicing rights	$—	$158	$—	$158

December 31, 2014
Impaired loans:
One-to-four family residential real estate	$—	$—	$70	$70
Multi-family mortgage	—	—	1,905	1,905
Nonresidential real estate	—	—	2,369	2,369
	$—	$—	$4,344	$4,344
Other real estate owned:
One-to-four family residential real estate	$—	$—	$55	$55
Multi-family mortgage	—	—	1,265	1,265
Nonresidential real estate	—	—	126	126
Land	—	—	753	753
	$—	$—	$2,199	$2,199
Mortgage servicing rights	$—	$160	$—	$160
Impaired loans which are measured for impairment using the fair value of the collateral for collateral–dependent loans, and have specific valuation allowances, had a carrying amount of $6.1 million, with a valuation allowance of $451,000 at March 31, 2015, compared to a carrying amount of $4.8 million, and a valuation allowance of $470,000 at December 31, 2014, resulting in an decrease in the provision for loan losses of $19,000 for the three months ended March 31, 2015. There was an increase in the provision for loan losses of $114,000 for the three months ended March 31, 2014.
Other real estate owned ("OREO"), which is carried at the lower of cost or fair value less costs to sell, had a carrying value of $994,000 less a valuation allowance of $213,000, or $781,000 at March 31, 2015, compared to a carrying value of $3.0 million less a valuation allowance of $803,000, or $2.2 million at December 31, 2014. There were $213,000 of valuation adjustments of OREO recorded for the three months ended March 31, 2015. There were $44,000 of valuation adjustments of OREO recorded for the three months ended March 31, 2014.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $158,000 at March 31, 2015, and a carrying amount of $160,000 at December 31, 2014. A pre-tax recovery of $10,000 on our mortgage servicing rights portfolio was included in noninterest income for the three months ended March 31, 2015, compared to a provision of $4,000 for the same period in 2014.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
One-to-four family residential real estate loans	$70	Sales comparison	Discount applied to valuation	19.9%
Multi-family mortgage loans	2,078	Sales comparison	Comparison between sales and income approaches	-10.9% to 47.9% (26%)
		Income approach	Cap Rate	10.3%
Nonresidential real estate loans	3,494	Sales comparison	Comparison between sales and income approaches	-1.2% to 30.9% (22%)
		Income approach	Cap Rate	10.0% - 11.0% (10%)
Impaired loans	$5,642
Other real estate owned:
One-to-four family residential real estate	$325	Sales comparison	Discount applied to valuation	14.3%
Multi-family mortgage	349	Sales comparison	Comparison between sales and income approaches	57.7%
Nonresidential real estate loans	107	Sales comparison	Comparison between sales and income approaches	2.1% to 10.4% (5%)
Other real estate owned	$781

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
One-to-four family residential real estate	$70	Sales comparison	Discount applied to valuation	4.8%
Multi-family mortgage	1,905	Sales comparison	Comparison between sales and income approaches	-2.1%- 43.7% (41%)
		Income approach	Cap Rate	9.6%-13.8% (10%)
Nonresidential real estate	2,369	Sales comparison	Comparison between sales and income approaches	-2.1%-33.9% (24%)
		Income approach	Cap Rate	10%-11% (10%)
	$4,344
Other real estate owned
One-to-four family residential real estate	$55	Sales comparison	Discount applied to valuation	6.3%-7.7% (7%)
Multi-family mortgage	1,265	Sales comparison	Comparison between sales and income approaches	-6.6%-13.5% (0.4%)
Nonresidential real estate	126	Sales comparison	Comparison between sales and income approaches	32.3%
Land	753	Sales comparison	Discount applied to valuation	-21.9%-4.2% (-10%)
	$2,199

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at March 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$66,254	$10,211	$56,043	$—	$66,254
Securities	114,039	514	113,525	—	114,039
Loans receivable, net of allowance for loan losses	1,153,638	—	1,141,342	5,642	1,146,984
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	3,829	—	3,829	—	3,829
Financial liabilities
Noninterest-bearing demand deposits	$131,072	$—	$131,072	$—	$131,072
Savings deposits	157,892	—	157,892	—	157,892
NOW and money market accounts	683,278	—	683,278	—	683,278
Certificates of deposit	230,522	—	230,359	—	230,359
Borrowings	3,217	—	3,217	—	3,217
Accrued interest payable	78	—	78	—	78

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$59,581	$9,693	$49,888	$—	$59,581
Securities	121,174	509	120,665	—	121,174
Loans receivable, net of allowance for loan losses	1,172,356	—	1,166,181	4,344	1,170,525
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	3,926	—	3,926	—	3,926
Financial liabilities
Noninterest-bearing demand deposits	$134,129	$—	$134,129	$—	$134,129
Savings deposits	154,532	—	154,532	—	154,532
NOW and money market accounts	690,193	—	690,193	—	690,193
Certificates of deposit	232,859	—	232,588	—	232,588
Borrowings	12,921	—	12,908	—	12,908
Accrued interest payable	89	—	89	—	89
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
These risks and uncertainties, as well as the Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and all amendments thereto, as filed with the Securities and Exchange Commission.
Overview
In general, loan originations were consistent with seasonal expectations but business activity accelerated during the course of the first quarter of 2015.
Loan balances on multi-family and commercial real estate loans declined principally due to risk management decisions on existing credits and payoffs from borrowers who were able to obtain more generous cash-out refinancing terms than we were willing to offer. We also sold $2.4 million of multi-family and $980,000 of nonresidential real estate loan participations to manage borrower-level exposures. Commercial loan balances declined due to seasonal line of credit usage factors and the partial reduction of one healthcare exposure due to concentration of credit concerns. Commercial lease balances increased due to above-average lease origination volume, which was partially offset by certain accelerated lease prepayments.
We expect to increase loan portfolio balances for multifamily loans, commercial loans and commercial leases during the remainder of 2015 at a rate at least equal to the percentage growth experienced in the same time period in 2014.
Deposit balances were stable, with expected seasonal declines in certain transaction accounts categories.
Core net interest income was essentially stable. Non-interest income declined due to lower customer transaction volumes on a seasonal basis. Core non-interest expense achieved targeted levels despite higher occupancy and employee benefits costs due to seasonal factors.
Our ratio of classified assets to total capital remained stable in the first quarter of 2015. Non-accrual loans increased slightly as further improvements in loan portfolio quality resulting from resolutions were offset by our decision to place two loans on non-accrual status in preparation for resolution later in 2015. Absent currently unforeseen events, we expect to achieve our targeted asset quality levels during 2015.
We completed the standard regulatory capital adequacy and related loan portfolio and interest rate stress analyses in the first quarter of 2015. Based on the results of these analyses, the Bank paid a dividend of $16.9 million to the Company to be used for general corporate purposes. The resultant tangible and risk-based capital levels at the Bank are not expected to have any material impact on the Bank’s loan portfolio growth capacity.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	March 31, 2015	December 31, 2014	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,443,369	$1,465,410	$(22,041)
Loans, net	1,153,638	1,172,356	(18,718)
Securities, at fair value	114,039	121,174	(7,135)
Core deposit intangible	1,713	1,855	(142)
Deposits	1,202,764	1,211,713	(8,949)
Borrowings	3,217	12,921	(9,704)
Equity	217,546	216,121	1,425

	Three Months Ended March 31,
	2015	2014	Change
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$12,211	$12,086	$125
Interest expense	686	812	(126)
Net interest income	11,525	11,274	251
Provision for (recovery of) loan losses	(724)	476	(1,200)
Net interest income after provision for (recovery of) loan losses	12,249	10,798	1,451
Noninterest income	1,536	1,532	4
Noninterest expense	10,513	11,371	(858)
Income before income tax expense	3,272	959	2,313
Income tax expense	1,286	17	1,269
Net income	$1,986	$942	$1,044

	Three Months Ended March 31,
	2015	2014
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.55%	0.26%
Return on equity (ratio of net income to average equity) (1)	3.64	2.12
Average equity to average assets	15.08	12.29
Net interest rate spread (1) (2)	3.42	3.30
Net interest margin (1) (3)	3.48	3.34
Efficiency ratio (4)	80.49	88.79
Noninterest expense to average total assets (1)	2.90	3.15
Average interest-earning assets to average interest-bearing liabilities	124.76	121.85
Dividends declared per share	$0.04	$—
Dividend payout ratio	42.50%	N.A.

	At March 31, 2015	At December 31, 2014
Asset Quality Ratios:
Nonperforming assets to total assets (5)	1.36%	1.27%
Nonperforming loans to total loans	1.15	1.03
Allowance for loan losses to nonperforming loans	86.58	98.17
Allowance for loan losses to total loans	0.99	1.01
Capital Ratios:
Equity to total assets at end of period	15.07%	14.75%
Tier 1 leverage ratio (Bank only)	10.74%	11.45%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	267	269

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.
N.A. Not Applicable
Comparison of Financial Condition at March 31, 2015 and December 31, 2014
Total assets decreased $22.0 million, or 1.5%, to $1.443 billion at March 31, 2015, from $1.465 billion at December 31, 2014. The decrease in total assets was primarily due to a decrease in securities and loans. Cash and cash equivalents increased by $6.7 million, or 11.2%, to $66.3 million at March 31, 2015, from $59.6 million at December 31, 2014.
At March 31, 2015, loans decreased $18.7 million, or 1.6%, to $1.154 billion from $1.172 billion at December 31, 2014. At March 31, 2015, our loan portfolio consists of $877.2 million, or 75.4%, real estate loans. The Bank’s primary lending area consists of the counties where our branch offices are located, and contiguous counties in the State of Illinois. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family lending activities in carefully selected metropolitan areas outside our primary lending area and engage in certain types of commercial lending and leasing activities on a nationwide basis. At March 31, 2015, $701.9 million, or 80.0%, of our real estate loans were in Illinois, while $64.1 million, or 7.3%, were located in Texas, $47.1 million, or 5.4%, were in Colorado, and $23.1 million, 2.6%, were in Minnesota. This information highlights the location of the collateral, but does not necessarily reflect the location of the borrower.
Total liabilities decreased by $23.5 million, or 1.9%, to $1.226 billion at March 31, 2015, from $1.249 billion at December 31, 2014, primarily due to decreases in borrowings, non-interest and interest-bearing demand accounts, and certificates of deposits, which were partially offset by increases in savings and money market accounts. Total deposits decreased $8.9 million, or 0.7%, to $1.203 billion at March 31, 2015, from $1.212 billion at December 31, 2014. Certificates of deposit decreased $2.3 million, or 1.0%, to $230.5 million at March 31, 2015, from $232.9 million at December 31, 2014. Noninterest-bearing demand deposits decreased $3.1 million, or 2.3%, to $131.1 million at March 31, 2015, from $134.1 million at December 31, 2014. Savings accounts increased $3.4 million, or 2.2%, to $157.9 million at March 31, 2015, from $154.5 million at December 31, 2014. Money market and interest-bearing NOW accounts decreased $6.9 million, or 1.0%, to $683.3 million at March 31, 2015, from $690.2 million at December 31, 2014. Core deposits (savings, money market, noninterest-bearing demand and NOW accounts) were 80.8% of total deposits at March 31, 2015 and December 31, 2014.
Total stockholders’ equity was $217.5 million at March 31, 2015, compared to $216.1 million at December 31, 2014. The increase in total stockholders’ equity was primarily due to the $2.0 million of net income that we recorded for the three months ended March 31, 2015. The unallocated shares of common stock that our ESOP owns were reflected as a $10.0 million reduction to stockholders’ equity at March 31, 2015, compared to an $10.3 million reduction at December 31, 2014.
Operating results for the three months ended March 31, 2015 and 2014
Net Income. We had net income of $2.0 million for the three months ended March 31, 2015, compared to $942,000 for the three months ended March 31, 2014. Earnings per basic and fully diluted share of common stock were $0.10 for the three months ended March 31, 2015, compared to $0.05 for the three months ended March 31, 2014.
Net Interest Income. Net interest income was $11.5 million for the three months ended March 31, 2015, compared to $11.3 million for the same period in 2014. The increase reflected a $125,000, or 1.0%, increase in interest income and a $126,000, or 15.5%, decrease in interest expense.
The increase in net interest income was primarily attributable to increases in the yield on interest-earning assets, which were partially offset by a decrease in net average interest-earning assets. Total average interest-earning assets decreased $22.6 million, or 1.66%, to $1.345 billion for the three months ended March 31, 2015, from $1.367 billion for the same period in 2014. Our net interest rate spread increased by 12 basis points to 3.42% for the three months ended March 31, 2015, from 3.30% for the same period in 2014. Our net interest margin increased by 14 basis points to 3.48% for the three months ended March 31, 2015, from 3.34% for the same period in 2014. The increase in the net interest rate spread and net interest margin resulted from higher yields on interest-earning assets and decreases in the average balance and costs of our interest-bearing liabilities. The yield on interest-earning assets increased nine basis points to 3.68% for the three months ended March 31, 2015, from 3.59% for the same period in 2014, and the cost of interest-bearing liabilities decreased three basis points to 0.26% for the three months ended March 31, 2015, from 0.29% for the same period in 2014.

Average Balance Sheets
The following table sets forth average balance sheets, average yields and costs, and certain other information. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and expenses, discounts and premiums and purchase accounting adjustments that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,164,107	$11,823	4.12%	$1,114,433	$11,699	4.26%
Securities	121,958	327	1.09	115,089	296	1.04
Stock in FHLBC	6,257	8	0.52	6,068	5	0.33
Other	52,270	53	0.41	131,635	86	0.26
Total interest-earning assets	1,344,592	12,211	3.68	1,367,225	12,086	3.59
Noninterest-earning assets	103,743			75,442
Total assets	$1,448,335			$1,442,667
Interest-bearing liabilities:
Savings deposits	$155,853	39	0.10	$152,142	38	0.10
Money market accounts	340,668	270	0.32	346,893	277	0.32
NOW accounts	347,341	88	0.10	351,310	88	0.10
Certificates of deposit	230,690	287	0.50	269,100	407	0.61
Total deposits	1,074,552	684	0.26	1,119,445	810	0.29
Borrowings	3,160	2	0.26	2,582	2	0.31
Total interest-bearing liabilities	1,077,712	686	0.26	1,122,027	812	0.29
Noninterest-bearing deposits	130,037			125,108
Noninterest-bearing liabilities	22,127			18,201
Total liabilities	1,229,876			1,265,336
Equity	218,459			177,331
Total liabilities and equity	$1,448,335			$1,442,667
Net interest income		$11,525			$11,274
Net interest rate spread (2)			3.42%			3.30%
Net interest-earning assets (3)	$266,880			$245,198
Net interest margin (4)			3.48%			3.34%
Ratio of interest-earning assets to interest-bearing liabilities	124.76%			121.85%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
We had a recovery of loan losses of $724,000 for the three months ended March 31, 2015, compared to a provision of $476,000 for the same period in 2014. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $395,000, or 3.4%, to $11.1 million at March 31, 2015, compared to $11.5 million at December 31, 2014. The reserve established for loans individually evaluated for impairment decreased $19,000, or 4.0%, for the three months ended March 31, 2015. Net recoveries were $310,000 for the three months ended March 31, 2015. The allowance for loan losses as a percentage of nonperforming loans was 86.58% at March 31, 2015, compared to 98.17% at December 31, 2014.
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
Noninterest Income

	Three Months Ended March 31,
	2015	2014	Change
	(Dollars in thousands)
Deposit service charges and fees	$455	$439	$16
Other fee income	535	521	14
Insurance commissions and annuities income	63	87	(24)
Gain on sale of loans, net	27	24	3
Loss on sales of securities	—	(7)	7
Gain on disposition of premises and equipment	—	2	(2)
Loan servicing fees	90	104	(14)
Amortization of servicing assets	(35)	(32)	(3)
Recovery (impairment) of servicing assets	10	(4)	14
Earnings on bank owned life insurance	49	64	(15)
Trust income	174	164	10
Other	168	170	(2)
Total noninterest income	$1,536	$1,532	$4
Noninterest income remained stable, totaling $1.5 million for the three months ended March 31, 2015 and the three months ended March 31, 2014. Deposit service charges and fees and other fee income increased $16,000 and $14,000, respectively for the three months ended March 31, 2015. Noninterest income for the three months ended March 31, 2015 included a $27,000 gain on sale of loans, compared to a $24,000 gain on sale of loans that was recorded for the same period in 2014. Earnings on bank owned life insurance decreased $15,000 for the three months ended March 31, 2015 to $49,000 from $64,000 for the same period in 2014.

Noninterest Expense

	Three Months Ended March 31,
	2015	2014	Change
	(Dollars in thousands)
Compensation and benefits	$5,581	$5,958	$(377)
Office occupancy and equipment	1,695	1,914	(219)
Advertising and public relations	341	162	179
Information technology	639	639	—
Supplies, telephone and postage	411	391	20
Amortization of intangibles	142	149	(7)
Nonperforming asset management	91	104	(13)
Loss (gain) on sale other real estate owned	(58)	6	(64)
Valuation adjustments of other real estate owned	213	44	169
Operations of other real estate owned	199	207	(8)
FDIC insurance premiums	235	479	(244)
Other	1,024	1,318	(294)
Total noninterest expense	$10,513	$11,371	$(858)
Noninterest expense decreased by $858,000, or 7.5%, to $10.5 million for the three months ended March 31, 2015, from $11.4 million for the same period in 2014, due in substantial part to decreases in compensation and benefits expense, office occupancy and equipment expense and nonperforming asset management expense. Compensation and benefits expense decreased $377,000, or 6.3%, primarily due to a reduction in full time equivalent employees to 267 at March 31, 2015 from 281 at March 31, 2014. Office occupancy and equipment expense for the three months ended March 31, 2014 included $258,000 in snow removal costs, compared to $169,000 for the three months ended March 31, 2015. Nonperforming asset management expenses decreased $13,000, or 12.5%, to $91,000 for the three months ended March 31, 2015, from $104,000 for the same period in 2014. Valuation adjustments of OREO increased to $213,000 for the three months ended March 31, 2015, from $44,000 for the same period in 2014. The increase in OREO valuation adjustments was a result of updated appraisals. OREO expenses decreased $8,000, or 3.9%, to $199,000 for the three months ended March 31, 2015, from $207,000 for the same period in 2014.
Income Taxes
For the three months ended March 31, 2015, we recorded income tax expense of $1.3 million, compared to $17,000 for the three months ended March 31, 2014. Our effective tax rate for the three months ended March 31, 2015 was 39.3%. For the three months ended March 31, 2014, income tax expense consisted solely of expense for state taxes.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At March 31, 2015, we had no loans in this category.
We typically obtain new third–party appraisals or collateral valuations when we place a loan on nonaccrual status, conduct impairment testing or conduct a TDR analysis unless the existing valuation information for the collateral is sufficiently current to comply with the requirements of our Appraisal and Collateral Valuation Policy (“ACV Policy”). We also obtain new third–party appraisals or collateral valuations when the judicial foreclosure process concludes with respect to real estate collateral, and when we otherwise acquire actual or constructive title to real estate collateral. In addition to third–party appraisals, we use updated valuation information based on Multiple Listing Service data, broker opinions of value, actual sales prices of similar assets sold by us and approved sales prices in response to offers to purchase similar assets owned by us to provide interim valuation information for consolidated financial statement and management purposes. Our ACV Policy establishes the maximum useful life of a real estate appraisal at 18 months. Because appraisals and updated valuations utilize historical or “ask–side” data in reaching valuation conclusions, the appraised or updated valuation may or may not reflect the actual sales price that we will receive at the time of sale.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of March 31, 2015, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	March 31, 2015	December 31, 2014	Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$3,816	$4,408	$(592)
Multi-family mortgage	3,441	4,481	(1,040)
Nonresidential real estate	5,931	3,245	2,686
Commercial	183	76	107
Consumer	—	3	(3)
	13,371	12,213	1,158
Other real estate owned:
One-to-four family residential	677	806	(129)
Multi-family mortgage	2,242	2,307	(65)
Nonresidential real estate	1,169	885	284
Land	135	135	—
	4,223	4,133	90
Nonperforming assets (excluding purchased other real estate owned)	17,594	16,346	1,248
Purchased other real estate owned:
One-to-four family residential	325	457	(132)
Land	1,768	1,768	—
	2,093	2,225	(132)
Total nonperforming assets	$19,687	$18,571	$1,116
Ratios:
Nonperforming loans to total loans	1.15%	1.03%
Nonperforming assets to total assets	1.36	1.27
Nonperforming assets to total assets(1)	1.22	1.11

(1)	These asset quality ratios exclude purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

Nonperforming Assets
Nonperforming assets totaled $19.7 million at March 31, 2015 and $18.6 million at December 31, 2014, an increase of $1.1 million. The increase was primarily due to our placement of two unrelated nonresidential real estate loans totaling $2.8 million on nonaccrual status upon their referral to outside counsel for foreclosure. One of the two loans was a matured loan that we declined to renew, and the other was a loan that we accelerated because of the borrower's failure to keep a required real estate tax escrow current. Although we experience occasional isolated instances of new non-accrual loans, we believe that continuing our aggressive resolution posture will maintain the trends favoring very strong asset quality.
One residential and two nonresidential real estate loans totaling approximately $589,000 were transferred from nonaccrual loans to OREO during the three months ended March 31, 2015. We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.
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
The following tables represent the roll-forward of OREO and the composition of OREO properties:

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Beginning balance	$6,358	$6,306
New foreclosed properties	589	2,568
Valuation adjustments	(213)	(44)
Gain (loss) on sale of other real estate owned	58	(6)
Proceeds from sales of other real estate owned	(476)	(154)
Ending balance	$6,316	$8,670

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
One-to-four family residential	$677	$806
Multi-family mortgage	2,242	2,307
Nonresidential real estate	1,169	885
Land	135	135
	4,223	4,133
Acquired other real estate owned:
One-to-four family residential	325	457
Land	1,768	1,768
	2,093	2,225
Total other real estate owned	$6,316	$6,358
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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances. We had no outstanding FHLBC advances at March 31, 2015.
As of March 31, 2015, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of March 31, 2015, we had no other material commitments for capital expenditures.
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
We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Common Equity Tier 1”, “Additional Tier 1” and “Tier 2” capital elements. Common Equity Tier 1 is comprised of common stock, related surplus and retained earnings. Additional Tier 1 capital includes, with certain restrictions, noncumulative perpetual preferred stock, certain grandfathered regulatory capital instruments and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, subordinate debt, certain maturing capital instruments, and the allowance for loan and credit losses.
In March 2015, the Company implemented the Basel III capital rules that reformed the regulatory capital framework for banking institutions. The U.S. banking regulatory agencies have implemented the reforms which are designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.
Changes that affected the Company include the additional constraints on the inclusion of deferred tax assets in capital, increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Under the new regulations the Company elected a one-time opt-out to exclude Accumulated Other Comprehensive Income (AOCI) from regulatory capital in the first quarter of 2015.
The Company and the Bank have each adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. The minimum capital ratios set forth in the Regulatory Capital Plans may be increased and other minimum capital requirements may be established if and as necessary to comply with the Basel III requirements now applicable to the Company and the Bank. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose.

The following table shows the Company' s and the Bank's capital amounts and ratios and regulatory thresholds under Basel III at March 31, 2015:

	Risk-based			Leverage
	Common Tier 1	Tier 1	Total Capital	Tier 1
Company
Regulatory capital	$190,970	$190,970	$202,552	$190,970
Well-capitalized requirement	71,546	88,056	110,070	71,123
Regulatory capital - excess	$119,424	$102,914	$92,482	$119,847
Capital	17.35%	17.35%	18.40%	13.43%
Minimum capital requirement	4.50%	6.00%	8.00%	4.00%
Well capitalized requirement (1)	6.50%	8.00%	10.00%	5.00%

Bank
Regulatory capital	152,777	152,777	164,359	152,777
Well-capitalized requirement	71,484	87,980	109,976	71,112
Regulatory capital -excess	$81,293	$64,797	$54,383	$81,665
Capital	13.89%	13.89%	14.95%	10.74%
Minimum capital requirement	4.50%	6.00%	8.00%	4.00%
Well capitalized requirement (1)	6.50%	8.00%	10.00%	5.00%

(1)
The ratios for the well-capitalized requirement are only applicable to the Bank. However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

	Consolidated Actual Ratio	BankFinancial F.S.B. Actual Ratio	Required for Capital Adequacy Purposes Pre-Basel III	To be Well-Capitalized Under Pre-Basel III Regulatory Requirements
December 31, 2014
Total capital (to risk-weighted assets)	18.31	16.21	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	17.21	15.11	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	13.04	11.45	4.00	5.00
As of March 31, 2015, the Bank and the Company were well- capitalized with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
Capital Management - Company Total stockholders’ equity was $217.5 million at March 31, 2015, compared to $216.1 million at December 31, 2014. The increase in total stockholders’ equity was primarily due to the $2.0 million net income that we recorded for the three months ended March 31, 2015. The unallocated shares of common stock that our ESOP owns were reflected as a $10.0 million reduction to stockholders’ equity at March 31, 2015, compared to a $10.3 million reduction at December 31, 2014.
Quarterly Cash Dividends. We declared $0.04 of dividends per share for the three months ended March 31, 2015, compared to no dividends per share for the three months ended March 31, 2014.
Stock Repurchase Program. On March 30, 2015, the Company announced that the Board has authorized the repurchase of up to 1,055,098 shares of the Company’s common stock, which represents approximately 5% of the Company’s issued and outstanding shares of common stock. In accordance with the Company’s internal restrictions on trading in the Company’s shares, no shares may be repurchased pursuant to the authorization until, at the earliest, the third business day after the Company files its Quarterly Report on Form 10-Q for the first quarter of 2015 with the Securities and Exchange Commission. The authorization will expire on December 31, 2015 unless extended by the Company’s Board of Directors. As of March 31, 2015, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 that had been authorized for repurchase under previous share repurchase authorizations that expired in 2012.

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

Quantitative Analysis. The following table sets forth, as of March 31, 2015, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Decrease in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(dollars in thousands)
+400	$(37,698)	(18.22)%	$(705)	(1.55)%
+300	(26,804)	(12.96)	(483)	(1.07)
+200	(17,140)	(8.29)	(166)	(0.37)
+100	(10,286)	(4.97)	(90)	(0.20)
0	—	—	—	—
The Company has opted not to include an estimate for a decrease in rates at March 31, 2015 as the results are not relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at March 31, 2015, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience an 8.29% decrease in NPV and a $166,000 decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended March 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in the Company’s Annual Report in Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Equity Securities.
On March 30, 2015, the Company announced that the Board has authorized the repurchase of up to 1,055,098 shares of the Company’s common stock, which represents approximately 5% of the Company’s issued and outstanding shares of common stock. In accordance with the Company’s internal restrictions on trading in the Company’s shares, no shares may be repurchased pursuant to the authorization until, at the earliest, the third business day after the Company files its Quarterly Report on Form 10-Q for the first quarter of 2015 with the Securities and Exchange Commission. The authorization will expire on December 31, 2015 unless extended by the Company’s Board of Directors. As of March 31, 2015, the Company had repurchased 4,239,134 shares of its common stock out of the 5,047,423 that had been authorized for repurchase under previous share repurchase plans that expired in 2012.

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
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	May 4, 2015	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer