Form 10-Q
period 2015-06-30
BankFinancial CORP
filed 2015-07-29
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2015
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
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. At July 27, 2015, there were 20,501,966 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
June 30, 2015

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	June 30, 2015	December 31, 2014
Assets
Cash and due from other financial institutions	$10,591	$9,693
Interest-bearing deposits in other financial institutions	66,835	49,888
Cash and cash equivalents	77,426	59,581
Securities, at fair value	99,137	121,174
Loans receivable, net of allowance for loan losses: June 30, 2015, $10,810 and December 31, 2014, $11,990	1,156,667	1,172,356
Other real estate owned, net	5,539	6,358
Stock in Federal Home Loan Bank, at cost	6,257	6,257
Premises and equipment, net	33,502	34,286
Accrued interest receivable	3,885	3,926
Core deposit intangible	1,577	1,855
Bank owned life insurance	22,287	22,193
Deferred Taxes	29,145	31,643
Other assets	4,316	5,781
Total assets	$1,439,738	$1,465,410

Liabilities
Deposits
Noninterest-bearing	$190,411	$134,129
Interest-bearing	1,009,815	1,077,584
Total deposits	1,200,226	1,211,713
Borrowings	3,039	12,921
Advance payments by borrowers for taxes and insurance	11,829	11,489
Accrued interest payable and other liabilities	12,896	13,166
Total liabilities	1,227,990	1,249,289

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 20,501,966 shares issued at June 30, 2015 and 21,101,966 shares issued at December 31, 2014	205	211
Additional paid-in capital	186,601	193,845
Retained earnings	34,106	31,584
Unearned Employee Stock Ownership Plan shares	(9,791)	(10,276)
Accumulated other comprehensive income	627	757
Total stockholders’ equity	211,748	216,121
Total liabilities and stockholders’ equity	$1,439,738	$1,465,410

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and dividend income
Loans, including fees	$11,836	$12,085	$23,659	$23,784
Securities	257	287	584	583
Other	100	110	161	201
Total interest income	12,193	12,482	24,404	24,568
Interest expense
Deposits	689	773	1,373	1,583
Borrowings	2	1	4	3
Total interest expense	691	774	1,377	1,586
Net interest income	11,502	11,708	23,027	22,982
Provision for (recovery of) loan losses	(488)	957	(1,212)	1,433
Net interest income after provision for (recovery of) loan losses	11,990	10,751	24,239	21,549
Noninterest income
Deposit service charges and fees	476	472	931	911
Other fee income	601	593	1,136	1,114
Insurance commissions and annuities income	86	86	149	173
Gain on sale of loans, net	28	44	55	68
Loss on sale of securities (includes $7 accumulated other comprehensive income reclassifications for unrealized net losses on available for sale securities for the six months ended June 30, 2014)	—	—	—	(7)
Gain (loss) on disposition of premises and equipment, net	(1)	3	(1)	5
Loan servicing fees	96	104	186	208
Amortization and impairment of servicing assets	(32)	(44)	(57)	(80)
Earnings on bank owned life insurance	45	61	94	125
Trust	183	170	357	334
Other	207	171	375	341
	1,689	1,660	3,225	3,192
Noninterest expense
Compensation and benefits	5,278	5,596	10,859	11,554
Office occupancy and equipment	1,670	1,626	3,365	3,540
Advertising and public relations	222	304	563	466
Information technology	657	691	1,296	1,330
Supplies, telephone, and postage	385	384	796	775
Amortization of intangibles	136	143	278	292
Nonperforming asset management	108	97	199	201
Operations of other real estate owned	92	409	446	666
FDIC insurance premiums	262	470	497	949
Other	1,221	1,262	2,245	2,580
	10,031	10,982	20,544	22,353
Income before income taxes	3,648	1,429	6,920	2,388
Income tax expense	1,424	25	2,710	42
Net income	$2,224	$1,404	$4,210	$2,346
Basic earnings per common share	$0.11	$0.07	$0.21	$0.12
Diluted earnings per common share	$0.11	$0.07	$0.21	$0.12
Weighted average common shares outstanding	20,009,358	20,145,809	20,138,045	20,122,362
Diluted weighted average common shares outstanding	20,013,573	20,160,050	20,142,205	20,136,405

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$2,224	$1,404	$4,210	$2,346
Unrealized holding gain (loss) arising during the period	(128)	(56)	(210)	(26)
Tax effect	50	—	80	—
Unrealized holding gain (loss) arising during the period, net of tax	(78)	(56)	(130)	(26)
Reclassification adjustment for losses included in net income	—	—	—	7
Other comprehensive income (loss)	(78)	(56)	(130)	(19)
Comprehensive income	$2,146	$1,348	$4,080	$2,327

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2014	$211	$193,594	$(7,342)	$(11,255)	$419	$175,627
Net income	—	—	2,346	—	—	2,346
Other comprehensive loss, net of tax	—	—	—	—	(19)	(19)
Nonvested stock awards-stock-based compensation expense	—	34	—	—	—	34
Cash dividends declared on common stock ($0.01 per share)	—	—	(211)	—	—	(211)
ESOP shares earned	—	56	—	486	—	542
Balance at June 30, 2014	$211	$193,684	$(5,207)	$(10,769)	$400	$178,319

Balance at January 1, 2015	$211	$193,845	$31,584	$(10,276)	$757	$216,121
Net income	—	—	4,210	—	—	4,210
Other comprehensive loss, net of tax	—	—	—	—	(130)	(130)
Repurchase and retirement of common stock (600,000 shares)	(6)	(7,382)	—	—	—	(7,388)
Nonvested stock awards-stock-based compensation expense, net of tax	—	52	—	—	—	52
Cash dividends declared on common stock ($0.08 per share)	—	—	(1,688)	—	—	(1,688)
ESOP shares earned	—	86	—	485	—	571
Balance at June 30, 2015	$205	$186,601	$34,106	$(9,791)	$627	$211,748

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$4,210	$2,346
Adjustments to reconcile to net income to net cash from operating activities
Provision for (recovery of) loan losses	(1,212)	1,433
ESOP shares earned	571	542
Stock–based compensation expense	52	34
Depreciation and amortization	1,835	1,932
Amortization of premiums and discounts on securities and loans	(151)	(257)
Amortization of core deposit intangible	278	292
Amortization and impairment of servicing assets	57	80
Net change in net deferred loan origination costs	(322)	(86)
Net gain on sale of other real estate owned	(80)	(92)
Net gain on sale of loans	(55)	(68)
Net loss on sale of securities	—	7
Net loss (gain) on disposition of premises and equipment	1	(5)
Loans originated for sale	(2,324)	(1,986)
Proceeds from sale of loans	2,379	2,054
Other real estate owned valuation adjustments	236	77
Net change in:
Accrued interest receivable	41	190
Earnings on bank owned life insurance	(94)	(125)
Other assets	3,999	1,564
Accrued interest payable and other liabilities	(270)	773
Net cash from operating activities	9,151	8,705
Cash flows from investing activities
Securities
Proceeds from maturities	40,011	29,194
Proceeds from principal repayments	4,491	3,346
Proceeds from sales of securities	—	3,663
Purchases of securities	(22,702)	(34,317)
Loans receivable
Loan participations sold	3,350	—
Principal payments on loans receivable	230,146	221,233
Originated for investment	(218,045)	(245,967)
Purchase of Federal Home Loan Bank of Chicago stock	—	(189)
Proceeds from sale of other real estate owned	1,830	2,067
Purchase of premises and equipment, net	(282)	(223)
Net cash from (used in) investing activities	38,799	(21,193)

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities
Net change in deposits	$(11,487)	$(15,368)
Net change in borrowings	(9,882)	13
Net change in advance payments by borrowers for taxes and insurance	340	602
Stock repurchased	(7,388)	—
Cash dividends paid on common stock	(1,688)	(211)
Net cash used in financing activities	(30,105)	(14,964)
Net change in cash and cash equivalents	17,845	(27,452)
Beginning cash and cash equivalents	59,581	160,957
Ending cash and cash equivalents	$77,426	$133,505

Supplemental disclosures of cash flow information:
Interest paid	$1,413	$1,592
Income taxes paid	26	114
Loans transferred to other real estate owned	1,167	3,460

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
Principles of Consolidation: The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015.
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
In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update will become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
In June 2014, the FASB amended existing guidance related to repurchase-to-maturity transactions, repurchase financings, and disclosures (ASU 2014-11, Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures). These amendments align the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. These amendments require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. These amendments also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. These amendments are effective for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income available to common stockholders	$2,224	$1,404	$4,210	$2,346
Average common shares outstanding	20,811,856	21,101,966	20,956,110	21,101,966
Less:
Unearned ESOP shares	(792,816)	(937,585)	(804,864)	(957,463)
Unvested restricted stock shares	(9,682)	(18,572)	(13,201)	(22,141)
Weighted average common shares outstanding	20,009,358	20,145,809	20,138,045	20,122,362
Add - Net effect of dilutive stock options and unvested restricted stock	4,215	14,241	4,160	14,043
Diluted weighted average common shares outstanding	20,013,573	20,160,050	20,142,205	20,136,405
Basic earnings per common share	$0.11	$0.07	$0.21	$0.12
Diluted earnings per common share	$0.11	$0.07	$0.21	$0.12

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Certificates of deposit	$69,652	$—	$—	$69,652
Equity mutual fund	500	8	—	508
Mortgage-backed securities - residential	19,872	1,023	(48)	20,847
Collateralized mortgage obligations - residential	8,070	47	(13)	8,104
SBA-guaranteed loan participation certificates	26	—	—	26
	$98,120	$1,078	$(61)	$99,137
December 31, 2014
Certificates of deposit	$86,049	$—	$—	$86,049
Equity mutual fund	500	9	—	509
Mortgage-backed securities - residential	23,433	1,218	(40)	24,611
Collateralized mortgage obligations - residential	9,936	53	(13)	9,976
SBA-guaranteed loan participation certificates	29	—	—	29
	$119,947	$1,280	$(53)	$121,174
Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the U.S. government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at June 30, 2015 and December 31, 2014.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date, if any, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Amortized Cost	Fair Value
Due in one year or less	$69,652	$69,652
Equity mutual fund	500	508
Mortgage-backed securities - residential	19,872	20,847
Collateralized mortgage obligations - residential	8,070	8,104
SBA-guaranteed loan participation certificates	26	26
	$98,120	$99,137

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Sales of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds	$—	$—	$—	$3,663
Gross gains	—	—	—	—
Gross losses	—	—	—	7
Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2015
Mortgage-backed securities - residential	$—	$—	$1,761	$(48)	$1,761	$(48)
Collateralized mortgage obligations - residential	—	—	1,527	(13)	1,527	(13)
	$—	$—	$3,288	$(61)	$3,288	$(61)

December 31, 2014
Mortgage-backed securities - residential	$—	$—	$2,126	$(40)	$2,126	$(40)
Collateralized mortgage obligations - residential	—	—	1,847	(13)	1,847	(13)
	$—	$—	$3,973	$(53)	$3,973	$(53)
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
Certain residential mortgage-backed securities and certain collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at June 30, 2015, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are as follows:

	June 30, 2015	December 31, 2014
One-to-four family residential real estate	$170,146	$180,337
Multi-family mortgage	480,585	480,349
Nonresidential real estate	224,995	234,500
Construction and land	1,442	1,885
Commercial loans	61,344	66,882
Commercial leases	225,676	217,143
Consumer	1,768	2,051
	1,165,956	1,183,147
Net deferred loan origination costs	1,521	1,199
Allowance for loan losses	(10,810)	(11,990)
Loans, net	$1,156,667	$1,172,356
The following tables present the balance in the allowance for loan losses and loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
June 30, 2015
One-to-four family residential real estate	$—	$1,844	$1,844	$3,830	$166,316	$170,146
Multi-family mortgage	15	4,442	4,457	3,164	477,421	480,585
Nonresidential real estate	50	2,933	2,983	3,632	221,363	224,995
Construction and land	—	56	56	—	1,442	1,442
Commercial loans	—	541	541	75	61,269	61,344
Commercial leases	—	903	903	—	225,676	225,676
Consumer	—	26	26	—	1,768	1,768
	$65	$10,745	$10,810	$10,701	$1,155,255	1,165,956
Net deferred loan origination costs						1,521
Allowance for loan losses						(10,810)
Loans, net						$1,156,667

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

				Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2014
One-to-four family residential real estate	$8	$2,140	$2,148	$4,174	$176,163	$180,337
Multi-family mortgage	226	4,979	5,205	5,282	475,067	480,349
Nonresidential real estate	236	2,704	2,940	4,690	229,810	234,500
Construction and land	—	80	80	—	1,885	1,885
Commercial loans	—	554	554	76	66,806	66,882
Commercial leases	—	1,009	1,009	—	217,143	217,143
Consumer	—	54	54	—	2,051	2,051
	$470	$11,520	$11,990	$14,222	$1,168,925	1,183,147
Net deferred loan origination costs						1,199
Allowance for loan losses						(11,990)
Loans, net						$1,172,356
Activity in the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$11,576	$14,181	$11,990	$14,154
Loans charged off:
One-to-four family residential real estate	(99)	(290)	(202)	(346)
Multi-family mortgage	(161)	(594)	(180)	(684)
Nonresidential real estate	(252)	(186)	(263)	(766)
Construction and land	—	(1)	—	(1)
Commercial loans	—	—	(98)	(22)
Consumer	(4)	(4)	(8)	(10)
	(516)	(1,075)	(751)	(1,829)
Recoveries:
One-to-four family residential real estate	219	97	279	108
Multi-family mortgage	4	6	8	20
Nonresidential real estate	9	264	25	284
Construction and land	—	8	6	258
Commercial loans	6	14	463	22
Commercial leases	—	—	1	—
Consumer	—	—	1	2
	238	389	783	694
Net recoveries (charge-offs)	(278)	(686)	32	(1,135)
Provision for (recovery of) loan losses	(488)	957	(1,212)	1,433
Ending balance	$10,810	$14,452	$10,810	$14,452

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Purchased Impaired Loans
As a result of its acquisition of Downers Grove National Bank, the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. The Company held one purchase impaired loan at June 30, 2015 and December 31, 2014, with a recorded investment value of $52,000.
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
Less unamortized discount
Less previous charge-offs
Plus recorded accrued interest
Less reserve for uncollected interest
= Recorded investment
The following tables present loans individually evaluated for impairment by class of loans:

					Three months ended June 30, 2015		Six months ended June 30, 2015
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2015
With no related allowance recorded:
One-to-four family residential real estate	$2,617	$2,685	$690	$—	$2,632	$6	$2,636	$11
One-to-four family residential real estate - non-owner occupied	1,131	1,132	57	—	1,321	11	1,368	25
Multi-family mortgage	2,220	2,076	330	—	1,637	10	1,823	21
Wholesale commercial lending	515	509	—	—	515	8	516	17
Nonresidential real estate	3,080	2,986	5	—	3,989	18	3,145	50
Commercial loans - secured	76	75	—	—	75	—	75	—
	9,639	9,463	1,082	—	10,169	53	9,563	124
With an allowance recorded:
Multi-family mortgage	554	547	—	15	1,619	18	1,862	25
Nonresidential real estate	639	628	67	50	2,381	20	2,477	20
	1,193	1,175	67	65	4,000	38	4,339	45
Total	$10,832	$10,638	$1,149	$65	$14,169	$91	$13,902	$169

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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual Loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
June 30, 2015
One-to-four family residential real estate	$3,275	$2,700	$—
One-to-four family residential real estate – non owner occupied	737	768	—
Multi-family mortgage	2,860	2,382	—
Nonresidential real estate	3,119	2,732	—
Commercial loans – secured	76	75	—
Consumer	1	1	—
	$10,068	$8,658	$—
December 31, 2014
One-to-four family residential real estate	$4,793	$4,210	$—
One-to-four family residential real estate – non owner occupied	291	198	—
Multi-family mortgage	5,638	4,481	—
Nonresidential real estate	4,023	3,245	—
Commercial loans – secured	76	76	—
Consumer	3	3	—
	$14,824	$12,213	$—
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $266,000 and $464,000 at June 30, 2015 and December 31, 2014, respectively. When a loan is on non-accrual status and the ultimate collectability of the total principal of the loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at June 30, 2015 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$103	$87	$2,398	$2,588	$120,526	$123,114
One-to-four family residential real estate - non-owner occupied	3	245	768	1,016	45,255	46,271
Multi-family mortgage	—	304	1,666	1,970	325,571	327,541
Wholesale commercial lending	—	—	—	—	148,743	148,743
Nonresidential real estate	537	—	1,812	2,349	219,587	221,936
Construction	—	—	—	—	42	42
Land	—	—	—	—	1,389	1,389
Commercial loans:
Secured	—	—	75	75	13,595	13,670
Unsecured	—	—	—	—	2,855	2,855
Municipal	—	—	—	—	1,933	1,933
Warehouse lines	—	—	—	—	13,011	13,011
Health care	—	—	—	—	15,923	15,923
Aviation	—	—	—	—	1,034	1,034
Other	—	—	—	—	13,099	13,099
Commercial leases:
Investment rated commercial leases	68	—	—	68	164,835	164,903
Below investment grade	—	—	—	—	9,293	9,293
Non-rated	—	—	—	—	41,680	41,680
Lease pools	—	—	—	—	11,202	11,202
Consumer	1	—	1	2	1,775	1,777
	$712	$636	$6,720	$8,068	$1,151,348	$1,159,416

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
The Company had $2.7 million of TDRs at June 30, 2015, compared to $3.0 million at December 31, 2014. There were no specific valuation reserves allocated to those loans at June 30, 2015 and $38,000 in specific valuation reserves allocated at December 31, 2014. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following table presents loans classified as TDRs:

	June 30, 2015	December 31, 2014
One-to-four family residential real estate	$1,578	$1,917
Multi-family mortgage	515	510
Troubled debt restructured loans – accrual loans	2,093	2,427
One-to-four family residential real estate	291	230
Multi-family mortgage	333	346
Troubled debt restructured loans – nonaccrual loans	624	576
Total troubled debt restructured loans	$2,717	$3,003
During the three and six months ending June 30, 2015 and 2014, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDR activity:

	Three Months Ended June 30,
	2015			2014
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	—	$—	$—	1	$19	$19

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the Three Months Ended June 30, 2015
One-to-four family residential real estate	$—	$—	$—	$—
For the Three Months Ended June 30, 2014
One-to-four family residential real estate	$19	$—	$—	$19
The TDRs had no impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs for the three months ended June 30, 2015 and June 30, 2014.

	Six Months Ended June 30,
	2015			2014
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	1	$63	$63	3	$140	$99

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the Six Months Ended June 30, 2015
One-to-four family residential real estate	$—	$63	$—	$63
For the Six Months Ended June 30, 2014
One-to-four family residential real estate	$19	$28	$52	$99
The TDRs described above had no material impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs for the six months ended June 30, 2015. The TDRs decreased interest income by $1,000, resulted in no change to the allowance for loan losses allocated and resulted in charge-offs of $41,000 for the six months ended June 30, 2014.
The following table presents TDRs for which there was a payment default during the six months ending June 30, 2015 and 2014 within twelve months following the modification.

	2015		2014
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	2	$77	1	$28
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The TDRs for which there was a payment default resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs during the six months ending June 30, 2015 and June 30, 2014.
There were certain other loan modifications during the three and six months ending June 30, 2015 and 2014 that did not meet the definition of a TDR. These loans had a total recorded investment of $2.3 million and $1.9 million at June 30, 2015 and 2014, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.
As of June 30, 2015, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$120,314	$130	$623	$2,494	$123,561
One-to-four family residential real estate - non-owner occupied	45,132	248	433	772	46,585
Multi-family mortgage	324,081	584	4,334	2,405	331,404
Wholesale commercial lending	148,666	—	515	—	149,181
Nonresidential real estate	216,122	1,619	4,506	2,748	224,995
Construction	41	—	—	—	41
Land	671	—	730	—	1,401
Commercial loans:
Secured	13,586	—	—	75	13,661
Unsecured	2,278	—	571	—	2,849
Municipal	1,908	—	—	—	1,908
Warehouse lines	13,055	—	—	—	13,055
Health care	15,895	—	—	—	15,895
Aviation	1,033	—	—	—	1,033
Other	12,943	—	—	—	12,943
Commercial leases:
Investment rated commercial leases	163,774	—	—	—	163,774
Below investment grade	9,251	—	—	—	9,251
Non-rated	41,490	—	—	—	41,490
Lease pools	11,161	—	—	—	11,161
Consumer	1,767	—	—	1	1,768
Total	$1,143,168	$2,581	$11,712	$8,495	$1,165,956

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of December 31, 2014, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$126,102	$615	$1,046	$4,228	$131,991
One-to-four family residential real estate - non-owner occupied	46,253	931	964	198	48,346
Multi-family mortgage	336,557	609	3,430	4,515	345,111
Wholesale commercial lending	134,719	—	519	—	135,238
Nonresidential real estate	223,385	1,170	6,698	3,247	234,500
Construction	60	—	—	—	60
Land	1,212	—	613	—	1,825
Commercial loans:
Secured	11,863	—	7	76	11,946
Unsecured	1,147	40	698	—	1,885
Municipal	2,213	—	—	—	2,213
Warehouse lines	11,296	—	—	—	11,296
Health care	24,127	—	—	—	24,127
Aviation	1,108	—	—	—	1,108
Other	14,307	—	—	—	14,307
Commercial leases:
Investment rated commercial leases	160,208	—	—	—	160,208
Below investment grade	11,309	—	—	—	11,309
Non-rated	35,473	—	—	—	35,473
Lease pools	10,153	—	—	—	10,153
Consumer	2,048	—	—	3	2,051
Total	$1,153,540	$3,365	$13,975	$12,267	$1,183,147
NOTE 5 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are shown below.

	June 30, 2015
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$3,039	$—	$—	$—	$3,039
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$3,039

	December 31, 2014
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$2,921	$—	$—	$—	$2,921
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$2,921

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (continued)

Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $6.3 million and $6.8 million at June 30, 2015 and December 31, 2014, respectively. Also included in total borrowings at December 31, 2014 were advances from FHLB- Chicago of $10.0 million.
As the securities’ values fluctuate due to market conditions, the Company has no control over the market value.  The Company is obligated to promptly transfer additional securities if the market value of the securities fall below the repurchase price, per the agreement.
NOTE 6 - FAIR VALUE
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

NOTE 6 - FAIR VALUE (continued)

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2015
Securities:
Certificates of deposit	$—	$69,652	$—	$69,652
Equity mutual fund	508	—	—	508
Mortgage-backed securities – residential	—	20,847	—	20,847
Collateralized mortgage obligations – residential	—	8,104	—	8,104
SBA-guaranteed loan participation certificates	—	26	—	26
	$508	$98,629	$—	$99,137
December 31, 2014
Securities:
Certificates of deposit	$—	$86,049	$—	$86,049
Equity mutual fund	509	—	—	509
Mortgage-backed securities - residential	—	24,611	—	24,611
Collateralized mortgage obligations – residential	—	9,976	—	9,976
SBA-guaranteed loan participation certificates	—	29	—	29
	$509	$120,665	$—	$121,174

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2015
Impaired loans:
Multi-family mortgage	$—	$—	$532	$532
Nonresidential real estate	—	—	578	578
	$—	$—	$1,110	$1,110
Other real estate owned:
One-to-four family residential real estate	$—	$—	$37	$37
Multi-family mortgage	—	—	409	409
Nonresidential real estate	—	—	107	107
Land	—	—	409	409
	$—	$—	$962	$962

December 31, 2014
Impaired loans:
One-to-four family residential real estate	$—	$—	$70	$70
Multi-family mortgage	—	—	1,905	1,905
Nonresidential real estate	—	—	2,369	2,369
	$—	$—	$4,344	$4,344
Other real estate owned:
One-to-four family residential real estate	$—	$—	$55	$55
Multi-family mortgage	—	—	1,265	1,265
Nonresidential real estate	—	—	126	126
Land	—	—	753	753
	$—	$—	$2,199	$2,199
Mortgage servicing rights	$—	$160	$—	$160
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, and have specific valuation allowances, had a carrying amount of $1.2 million, and a valuation allowance of $65,000 at June 30, 2015, compared to a carrying amount of $4.8 million, and a valuation allowance of $470,000 at December 31, 2014, resulting in a decrease in the provision for loan losses of $405,000 for the six months ended June 30, 2015, and a decrease in the provision for loan losses of $280,000 for the six months ended June 30, 2014.
Other real estate owned ("OREO"), which is carried at the lower of cost or fair value less costs to sell, had a carrying value of $1.4 million, and a valuation allowance of $441,000 at June 30, 2015, compared to a carrying value of $3.0 million, and a valuation allowance of $803,000 at December 31, 2014. There were $236,000 of valuation adjustments of OREO recorded for the six months ended June 30, 2015, and $77,000 of valuation adjustments of OREO recorded for the six months ended June 30, 2014.
A pre-tax recovery of $13,000 on our mortgage servicing rights portfolio was included in noninterest income for the six months ended June 30, 2015, compared to a provision of $10,000 for the same period in 2014.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 - FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Multi-family mortgage loans	$532	Sales comparison	Comparison between sales and income approaches	3.6% to 21.7% (16%)
		Income approach	Cap Rate	9%
Nonresidential real estate loans	578	Sales comparison	Comparison between sales and income approaches	3.7% to 4.9% (4%)
		Income approach	Cap Rate	10.0%
Impaired loans	$1,110
Other real estate owned:
One-to-four family residential real estate	$37	Sales comparison	Discount applied to valuation	-1%
Multi-family mortgage	409	Sales comparison	Comparison between sales and income approaches	-67.7% to 10.4% (-15%)
Nonresidential real estate loans	107	Sales comparison	Comparison between sales and income approaches	58%
Land	409	Sales comparison	Discount applied to valuation	-8%
Other real estate owned	$962

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 - FAIR VALUE (continued)

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
	$2,199

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at June 30, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$77,426	$10,591	$66,835	$—	$77,426
Securities	99,137	508	98,629	—	99,137
Loans receivable, net of allowance for loan losses	1,156,667	—	1,149,360	1,110	1,150,470
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	3,885	—	3,885	—	3,885
Financial liabilities
Noninterest-bearing demand deposits	$190,411	$—	$190,411	$—	$190,411
Savings deposits	156,436	—	156,436	—	156,436
NOW and money market accounts	625,568	—	625,568	—	625,568
Certificates of deposit	227,811	—	227,504	—	227,504
Borrowings	3,039	—	3,040	—	3,040
Accrued interest payable	49	—	49	—	49

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$59,581	$9,693	$49,888	$—	$59,581
Securities	121,174	509	120,665	—	121,174
Loans receivable, net of allowance for loan losses	1,172,356	—	1,166,181	4,344	1,170,525
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	3,926	—	3,926	—	3,926
Financial liabilities
Noninterest-bearing demand deposits	$134,129	$—	$134,129	$—	$134,129
Savings deposits	154,532	—	154,532	—	154,532
NOW and money market accounts	690,193	—	690,193	—	690,193
Certificates of deposit	232,859	—	232,588	—	232,588
Borrowings	12,921	—	12,908	—	12,908
Accrued interest payable	89	—	89	—	89
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

NOTE 6 - FAIR VALUE (continued)

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
Overview
Total loans increased modestly due to stronger originations in multi-family loans and national commercial leasing, partially offset by unusually high loan prepayment volume. Commercial loan balances were stable, but we closed approximately $20 million of new commercial loans for which the initial disbursement activity will occur in the third and fourth quarters of 2015. We remain reasonably optimistic about our ability to resume our typically robust levels of commercial-related loan originations to achieve meaningful loan portfolio growth throughout the second half of 2015.
Our average yield on loans remained relatively stable as our loan growth and the further improvement in asset quality offset the impact of loan renewals at reduced market yields and prepayments on higher-yield loans and leases. Our net interest margin also remained relatively stable despite lower yields on our investment securities portfolio. Non-interest income increased due to higher deposit-account related income, higher commercial loan origination fee income and higher loan prepayment fee income. We continued to reduce our core noninterest expense in 2015 and achieved our major goals concerning core operating expense levels.
We also achieved our major goals for asset quality in the second quarter of 2015. Our ratio of nonperforming loans to total loans was 0.74% and our ratio of non-performing assets to total assets was 0.99% at June 30, 2015. As we continue to reduce non-performing assets and non-performing asset expense, we expect to redeploy these resources into additional commercial-related loan originations capacity during the remainder of 2015.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	June 30, 2015	December 31, 2014	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,439,738	$1,465,410	$(25,672)
Loans, net	1,156,667	1,172,356	(15,689)
Securities, at fair value	99,137	121,174	(22,037)
Core deposit intangible	1,577	1,855	(278)
Deposits	1,200,226	1,211,713	(11,487)
Borrowings	3,039	12,921	(9,882)
Equity	211,748	216,121	(4,373)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$12,193	$12,482	$(289)	$24,404	$24,568	$(164)
Interest expense	691	774	(83)	1,377	1,586	(209)
Net interest income	11,502	11,708	(206)	23,027	22,982	45
Provision for (recovery of) loan losses	(488)	957	(1,445)	(1,212)	1,433	(2,645)
Net interest income after provision for (recovery of) loan losses	11,990	10,751	1,239	24,239	21,549	2,690
Noninterest income	1,689	1,660	29	3,225	3,192	33
Noninterest expense	10,031	10,982	(951)	20,544	22,353	(1,809)
Income before income tax expense	3,648	1,429	2,219	6,920	2,388	4,532
Income tax expense	1,424	25	1,399	2,710	42	2,668
Net income	$2,224	$1,404	$820	$4,210	$2,346	$1,864

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.61%	0.39%	0.58%	0.33%
Return on equity (ratio of net income to average equity) (1)	4.14	3.15	3.88	2.64
Average equity to average assets	14.84	12.35	14.96	12.32
Net interest rate spread (1) (2)	3.36	3.37	3.40	3.33
Net interest margin (1) (3)	3.42	3.43	3.45	3.39
Efficiency ratio (4)	76.04	82.15	78.26	85.40
Noninterest expense to average total assets (1)	2.77	3.04	2.84	3.10
Average interest-earning assets to average interest-bearing liabilities	131.42	122.62	128.03	122.24
Dividends declared per share	$0.04	$0.01	$0.08	$0.01
Dividend payout ratio	37.95%	15.05%	40.10%	9.00%

	At June 30, 2015	At December 31, 2014
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.99%	1.27%
Nonperforming loans to total loans	0.74	1.03
Allowance for loan losses to nonperforming loans	124.86	98.17
Allowance for loan losses to total loans	0.93	1.01
Capital Ratios:
Equity to total assets at end of period	14.71%	14.75%
Tier 1 leverage ratio (Bank only)	10.92%	11.45%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	264	269

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.
Comparison of Financial Condition at June 30, 2015 and December 31, 2014
Total assets decreased $25.7 million, or 1.8%, to $1.440 billion at June 30, 2015, from $1.465 billion at December 31, 2014. The decrease in total assets was primarily due to decreases in securities and loans. Partially offsetting this decrease was an increase in cash and cash equivalents of $17.8 million, or 30.0%, to $77.4 million at June 30, 2015, from $59.6 million at December 31, 2014.
Loans decreased $15.7 million, or 1.3%, to $1.157 billion at June 30, 2015, from $1.172 billion at December 31, 2014. At June 30, 2015, our loan portfolio included $877.2 million of real estate loans, which represented 75.2% of the loan portfolio. The Bank’s primary lending area consists of the counties where our branch offices are located, and contiguous counties in the State of Illinois. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family lending activities in carefully selected metropolitan areas outside our primary lending area and engage in certain types of commercial lending and leasing activities on a nationwide basis. At June 30, 2015, $695.5 million, or 79.3%, of our real estate loans were in

Illinois, while $65.2 million, or 7.4%, were in Texas, $55.0 million, or 6.3%, were in Colorado, and $22.5 million, or 2.6%, were in Minnesota. This information highlights the location of the collateral, but does not necessarily reflect the location of the borrower.
Total liabilities decreased by $21.3 million, or 1.7%, to $1.228 billion at June 30, 2015, from $1.249 billion at December 31, 2014, primarily due to decreases in borrowings, money market and interest-bearing demand accounts and certificates of deposits. These decreases were partially offset by increases in savings and non-interest bearing demand accounts.
Total deposits decreased $11.5 million, or 0.9%, to $1.200 billion at June 30, 2015, from $1.212 billion at December 31, 2014. Noninterest-bearing demand deposits increased $56.3 million, or 42.0%, to $190.4 million at June 30, 2015, from $134.1 million at December 31, 2014. Money market and interest-bearing NOW accounts decreased $64.6 million, or 9.4%, to $625.6 million at June 30, 2015, from $690.2 million at December 31, 2014. Certificates of deposit decreased $5.0 million, or 2.2%, to $227.8 million at June 30, 2015, from $232.9 million at December 31, 2014. Core deposits (savings, money market, noninterest-bearing demand and NOW accounts) were 81.0% of total deposits at June 30, 2015 and December 31, 2014.
The changes in the balances of noninterest bearing demand deposits and money market and interest-bearing NOW accounts were due in substantial part to efforts we undertook in the first half of 2015 to simply our deposit account options. As part of this process, we discontinued several older account types and converted the discontinued account types to current account types. During the first half of 2015, we converted approximately 33,500 older account types, totaling $552.9 million, to current account types. Approximately 21% of the converted accounts, or 7,000 accounts, were interest-bearing demand accounts that were converted to non-interest bearing demand accounts. Approximately $27 million of the accounts that were converted to non-interest bearing account types have balances that could migrate to interest-bearing accounts if interest rates were to increase materially; accordingly, we have incorporated the possibility of such migration into our various interest-rate risk management scenarios. Three additional account conversions are scheduled to be undertaken in the second half of 2015.
Borrowings decreased $9.9 million to $3.0 million at June 30, 2015, from $12.9 million at December 31, 2014 due to the maturity and payment of an FHLB - Chicago $10.0 million advance.
Total stockholders’ equity was $211.7 million at June 30, 2015, compared to $216.1 million at December 31, 2014. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 600,000 shares of our common stock during the six months ended June 30, 2015 at a total cost of $7.4 million, and our declaration and payment of cash dividends totaling $1.7 million. These items were partially offset by net income of $4.2 million that we recorded for the six months ended June 30, 2015. The unallocated shares of common stock that our ESOP owns were reflected as a $9.8 million reduction to stockholders’ equity at June 30, 2015, compared to a $10.3 million reduction at December 31, 2014.
Operating results for the three months ended June 30, 2015 and 2014
Net Income. We had net income of $2.2 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively. Earnings per basic and fully diluted share of common stock were $0.11 for the three months ended June 30, 2015, compared to $0.07 for the three months ended June 30, 2014.
Net Interest Income. Net interest income was $11.5 million for the three months ended June 30, 2015, compared to $11.7 million for the three months ended June 30, 2014. The decrease reflected a $289,000, or 2.3%, decrease in interest income and an $83,000, or 10.7%, decrease in interest expense.
The decrease in net interest income was primarily attributable to decreases in the yield on interest-earning assets and net average interest-earning assets. Total average interest-earning assets decreased $22.6 million, or 1.65%, to $1.348 billion for the three months ended June 30, 2015, from $1.370 billion for the same period in 2014. Our net interest rate spread decreased by one basis point to 3.36% for the three months ended June 30, 2015, from 3.37% for the same period in 2014. Our net interest margin decreased by one basis point to 3.42% for the three months ended June 30, 2015, from 3.43% for the same period in 2014. The yield on interest-earning assets decreased two basis points to 3.63% for the three months ended June 30, 2015, from 3.65% for the same period in 2014, and the cost of interest-bearing liabilities decreased one basis point to 0.27% for the three months ended June 30, 2015, from 0.28% for the same period in 2014.

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

	For the Three Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,150,417	$11,836	4.13%	$1,119,255	$12,085	4.33%
Securities	107,697	257	0.96	112,691	287	1.02
Stock in FHLBC	6,257	8	0.51	6,224	7	0.45
Other	83,439	92	0.44	132,221	103	0.31
Total interest-earning assets	1,347,810	12,193	3.63	1,370,391	12,482	3.65
Noninterest-earning assets	101,930			74,306
Total assets	$1,449,740			$1,444,697
Interest-bearing liabilities:
Savings deposits	$158,318	41	0.10	$156,045	40	0.10
Money market accounts	339,281	266	0.31	352,119	284	0.32
NOW accounts	295,390	91	0.12	349,889	88	0.10
Certificates of deposit	229,672	291	0.51	256,860	361	0.56
Total deposits	1,022,661	689	0.27	1,114,913	773	0.28
Borrowings	2,883	2	0.28	2,651	1	0.15
Total interest-bearing liabilities	1,025,544	691	0.27	1,117,564	774	0.28
Noninterest-bearing deposits	185,969			128,460
Noninterest-bearing liabilities	23,114			20,196
Total liabilities	1,234,627			1,266,220
Equity	215,113			178,477
Total liabilities and equity	$1,449,740			$1,444,697
Net interest income		$11,502			$11,708
Net interest rate spread (2)			3.36%			3.37%
Net interest-earning assets (3)	$322,266			$252,827
Net interest margin (4)			3.42%			3.43%
Ratio of interest-earning assets to interest-bearing liabilities	131.42%			122.62%

(1)	Annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
We had a recovery of loan losses of $488,000 for the three months ended June 30, 2015, compared to a provision of $957,000 for the same period in 2014. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $380,000, or 3.4%, to $10.7 million at June 30, 2015, from $11.1 million at March 31, 2015. The reserve established for loans individually evaluated for impairment decreased $386,000, or 85.6%, to $65,000 at June 30, 2015, from $451,000 at March 31, 2015. Net charge offs were $278,000 for the three months ended June 30, 2015. The allowance for loan losses as a percentage of nonperforming loans was 124.86% at June 30, 2015, compared to 98.17% at December 31, 2014.
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
Noninterest Income

	Three Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Deposit service charges and fees	$476	$472	$4
Other fee income	601	593	8
Insurance commissions and annuities income	86	86	—
Gain on sale of loans, net	28	44	(16)
Gain (loss) on disposition of premises and equipment	(1)	3	(4)
Loan servicing fees	96	104	(8)
Amortization of servicing assets	(35)	(38)	3
Recovery (impairment) of servicing assets	3	(6)	9
Earnings on bank owned life insurance	45	61	(16)
Trust income	183	170	13
Other	207	171	36
Total noninterest income	$1,689	$1,660	$29
Noninterest income totaled $1.7 million for the three months ended June 30, 2015 and for the three months ended June 30, 2014. Deposit service charges and fees increased $4,000 and other fee income increased $8,000, for the three months ended June 30, 2015. Noninterest income for the three months ended June 30, 2015 included a $28,000 gain on sale of loans, compared to a $44,000 gain on sale of loans that was recorded for the same period in 2014. Earnings on bank owned life insurance decreased $16,000 for the three months ended June 30, 2015 to $45,000, from $61,000 for the same period in 2014.

Noninterest Expense

	Three Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Compensation and benefits	$5,278	$5,596	$(318)
Office occupancy and equipment	1,670	1,626	44
Advertising and public relations	222	304	(82)
Information technology	657	691	(34)
Supplies, telephone and postage	385	384	1
Amortization of intangibles	136	143	(7)
Nonperforming asset management	108	97	11
Gain on sale other real estate owned	(22)	(98)	76
Valuation adjustments of other real estate owned	23	33	(10)
Operations of other real estate owned	91	474	(383)
FDIC insurance premiums	262	470	(208)
Other	1,221	1,262	(41)
Total noninterest expense	$10,031	$10,982	$(951)
Noninterest expense decreased by $951,000, or 8.7%, to $10.0 million for the three months ended June 30, 2015, from $11.0 million for the same period in 2014, due in substantial part to decreases in compensation and benefits expense, expense for operations of other real estate owned, and FDIC insurance premiums. Compensation and benefits expense decreased $318,000, or 5.7%, primarily due to a reduction in full time equivalent employees to 264 at June 30, 2015, from 276 at June 30, 2014. OREO expenses decreased $383,000, or 80.8%, to $91,000 for the three months ended June 30, 2015, from $474,000 for the three months ended June 30, 2014. OREO expense for the three months ended June 30, 2014 included a $140,000 litigation settlement payment we made relating to a purchased impaired OREO property. OREO expense for the three months ended June 30, 2015 included $60,000 in expense for real estate taxes and legal fees, compared to $186,000 for the three months ended June 30, 2014.
Income Taxes
For the three months ended June 30, 2015, we recorded income tax expense of $1.4 million, compared to $25,000 for the three months ended June 30, 2014. Our effective tax rate for the three months ended June 30, 2015 was 39.0%. For the three months ended June 30, 2014, income tax expense consisted solely of expense for state taxes.
Operating results for the six months ended June 30, 2015 and 2014
Net Income. We had net income of $4.2 million for the six months ended June 30, 2015, compared to $2.3 million for the six months ended June 30, 2014. Our earnings per basic and fully diluted share of common stock were $0.21 for the six months ended June 30, 2015, compared to $0.12 per basic and fully diluted share for the same period in 2014.
Net Interest Income. Net interest income was $23.0 million for the six months ended June 30, 2015 and 2014. The $209,000 decrease in interest expense was offset by a $164,000 decrease in interest income.
Total average interest-earning assets decreased $22.6 million, or 1.7%, to $1.346 billion for the six months ended June 30, 2015, from $1.369 billion for the same period in 2014. Our net interest rate spread increased by seven basis points to 3.40% for the six months ended June 30, 2015, from 3.33% for the same period in 2014. Our net interest margin increased by six basis point to 3.45% for the six months ended June 30, 2015, from 3.39% for the same period in 2014. The increase in the net interest spread and net interest margin was primarily a result of increased yield on interest-earning assets, partially offset by a lower cost of funds. The yield on interest-earning assets increased four basis point to 3.66% for the six months ended June 30, 2015, from 3.62% for the same period in 2014, and the cost of interest-bearing liabilities decreased three basis points to 0.26% for the six months ended June 30, 2015, from 0.29% for the same period in 2014.

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

	For the Six Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,157,224	$23,659	4.12%	$1,116,858	$23,784	4.29%
Securities	114,788	584	1.03	113,884	583	1.03
Stock in FHLBC	6,257	16	0.52	6,146	12	0.39
Other	67,941	145	0.43	131,929	189	0.29
Total interest-earning assets	1,346,210	24,404	3.66	1,368,817	24,568	3.62
Noninterest-earning assets	102,822			74,871
Total assets	$1,449,032			$1,443,688
Interest-bearing liabilities:
Savings deposits	$157,092	80	0.10	$154,104	78	0.10
Money market accounts	339,971	536	0.32	349,521	561	0.32
NOW accounts	321,222	179	0.11	350,596	176	0.10
Certificates of deposit	230,178	578	0.51	262,946	768	0.59
Total deposits	1,048,463	1,373	0.26	1,117,167	1,583	0.29
Borrowings	3,021	4	0.27	2,616	3	0.23
Total interest-bearing liabilities	1,051,484	1,377	0.26	1,119,783	1,586	0.29
Noninterest-bearing deposits	158,158			126,792
Noninterest-bearing liabilities	22,615			19,204
Total liabilities	1,232,257			1,265,779
Equity	216,775			177,909
Total liabilities and equity	$1,449,032			$1,443,688
Net interest income		$23,027			$22,982
Net interest rate spread (2)			3.40%			3.33%
Net interest-earning assets (3)	$294,726			$249,034
Net interest margin (4)			3.45%			3.39%
Ratio of interest-earning assets to interest-bearing liabilities	128.03%			122.24%

(1)	Annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses
We recorded a recovery of loan losses of $1.2 million for the six months ended June 30, 2015, compared to a provision for loan losses of $1.4 million for the same period in 2014. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $775,000, or 6.7%, to $10.7 million at June 30, 2015, from $11.5 million at December 31, 2014. The reserve established for loans individually evaluated for impairment decreased $405,000 for the six months ended June 30, 2015. Net recoveries of $32,000 were recorded for the six months ended June 30, 2015, compared to charge-offs of $1.1 million for the six months ended June 30, 2014. The allowance for loan losses as a percentage of nonperforming loans was 124.86% at June 30, 2015, compared to 98.17% at December 31, 2014.
Noninterest Income

	Six Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Deposit service charges and fees	$931	$911	$20
Other fee income	1,136	1,114	22
Insurance commissions and annuities income	149	173	(24)
Gain on sale of loans, net	55	68	(13)
Loss on sales of securities	—	(7)	7
Gain on disposition of premises and equipment	(1)	5	(6)
Loan servicing fees	186	208	(22)
Amortization of servicing assets	(70)	(70)	—
Recovery (impairment) of servicing assets	13	(10)	23
Earnings on bank owned life insurance	94	125	(31)
Trust income	357	334	23
Other	375	341	34
Total noninterest income	$3,225	$3,192	$33
Noninterest income was $3.2 million for the six months ended June 30, 2015 and 2014. Deposit service charges and fees increased $20,000 and other fee income increased $22,000 for the six months ended June 30, 2015. Noninterest income for the six months ended June 30, 2015 included a $55,000 gain on sale of loans, compared to a $68,000 gain on sale of loans that was recorded for the same period in 2014. Earnings on bank owned life insurance decreased $31,000 for the six months ended June 30, 2015 to $94,000, from $125,000 for the six months ended June 30, 2014.

Noninterest Expense

	Six Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Compensation and benefits	$10,859	$11,554	$(695)
Office occupancy and equipment	3,365	3,540	(175)
Advertising and public relations	563	466	97
Information technology	1,296	1,330	(34)
Supplies, telephone and postage	796	775	21
Amortization of intangibles	278	292	(14)
Nonperforming asset management	199	201	(2)
Gain on sale other real estate owned	(80)	(92)	12
Valuation adjustments of other real estate owned	236	77	159
Operations of other real estate owned	290	681	(391)
FDIC insurance premiums	497	949	(452)
Other	2,245	2,580	(335)
Total noninterest expense	$20,544	$22,353	$(1,809)
Noninterest expense decreased by $1.8 million, or 8.1%, to $20.5 million for the six months ended June 30, 2015, from $22.4 million for the six months ended June 30, 2014. Compensation and benefits expense decreased $695,000, or 6.0%, primarily due to a reduction in full time equivalent employees to 264 at June 30, 2015, from 269 at December 31, 2014 and 276 at June 30, 2014. Noninterest expense for the six months ended June 30, 2015 included $645,000 of nonperforming asset management and OREO expense, compared to $867,000 of nonperforming asset management and OREO expense for the same period in 2014. Nonperforming asset management and OREO expenses decreased $222,000, or 25.6% for the six months ended June 30, 2015, primarily due to a decline in nonperforming assets and OREO properties, a decline in expenses relating to resolutions and accelerated dispositions of nonperforming assets, and a $200,000 reimbursement that we received for legal, receivership and other expenses in connection with the final resolution of certain loans. Noninterest expense for the six months ended June 30, 2015 included a $236,000 valuation adjustment to OREO properties, compared to a $77,000 valuation adjustment to OREO properties for the same period in 2014. The OREO valuation adjustments were based on updated appraisals. OREO expense decreased $391,000, or 57.4%, to $290,000 for the six months ended June 30, 2015, compared to $681,000 for the six months ended June 30, 2014. OREO expense for the six months ended June 30, 2014 included a $140,000 litigation settlement payment concerning a purchased impaired OREO property. OREO expense for the six months ended June 30, 2015 included $192,000 of real estate taxes and legal fees, compared to $325,000 of real estate taxes and legal fees for the six months ended June 30, 2014. OREO expense for the six months ended June 30, 2015 also included $350,000 in rental income, compared to $216,000 in rental income for 2014.
Income Taxes
For the six months ended June 30, 2015, we recorded income tax expense of $2.7 million, compared to $42,000 for the six months ended June 30, 2014. Our effective tax rate for the six months ended June 30, 2015 was 39.2%. For the six months ended June 30, 2014, income tax expense consisted solely of expense for state taxes.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At June 30, 2015, we had no loans in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of June 30, 2015, substantially all impaired real estate loan collateral and OREO were valued on an “as–is” basis.
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	June 30, 2015	March 31, 2015	December 31, 2014	Quarter Change	Six Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$3,468	$3,816	$4,408	$(348)	$(940)
Multi-family mortgage	2,382	3,441	4,481	(1,059)	(2,099)
Nonresidential real estate	2,732	5,931	3,245	(3,199)	(513)
Commercial	75	183	76	(108)	(1)
Consumer	1	—	3	1	(2)
	8,658	13,371	12,213	(4,713)	(3,555)
Other real estate owned:
One-to-four family residential	471	677	806	(206)	(335)
Multi-family mortgage	2,018	2,242	2,307	(224)	(289)
Nonresidential real estate	1,240	1,169	885	71	355
Land	51	135	135	(84)	(84)
	3,780	4,223	4,133	(443)	(353)
Nonperforming assets (excluding purchased other real estate owned)	12,438	17,594	16,346	(5,156)	(3,908)
Purchased other real estate owned:
One-to-four family residential	—	325	457	(325)	(457)
Land	1,759	1,768	1,768	(9)	(9)
	1,759	2,093	2,225	(334)	(466)
Total nonperforming assets	$14,197	$19,687	$18,571	$(5,490)	$(4,374)
Ratios:
Nonperforming loans to total loans	0.74%	1.15%	1.03%
Nonperforming assets to total assets	0.99	1.36	1.27
Nonperforming assets to total assets(1)	0.86	1.22	1.11

(1)	These asset quality ratios exclude purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

Nonperforming Assets
Nonperforming assets totaled $14.2 million at June 30, 2015, $19.7 million at March 31, 2015, and $18.6 million at December 31, 2014. Nonperforming assets decreased $5.5 million and $4.4 million, respectively, for the three and six months ended June 30, 2015. Although we experience occasional isolated instances of new non-accrual loans, we believe that continuing our aggressive resolution posture will maintain the trends favoring very strong asset quality.
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
The following tables represent the roll-forward of OREO and the composition of OREO properties:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning balance	$6,316	$8,670	$6,358	$6,306
New foreclosed properties	578	892	1,167	3,460
Payments received	—	(10)	—	(10)
Valuation adjustments	(23)	(33)	(236)	(77)
Gain (loss) on sale of other real estate owned	22	98	80	92
Proceeds from sales of other real estate owned	(1,354)	(1,913)	(1,830)	(2,067)
Ending balance	$5,539	$7,704	$5,539	$7,704

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
One-to-four family residential	$471	$806
Multi-family mortgage	2,018	2,307
Nonresidential real estate	1,240	885
Land	51	135
	3,780	4,133
Acquired other real estate owned:
One-to-four family residential	—	457
Land	1,759	1,768
	1,759	2,225
Total other real estate owned	$5,539	$6,358
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances. We had no outstanding FHLBC advances at June 30, 2015.
The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company as of June 30, 2015 was $17.5 million in cash and cash equivalents, and potential future cash dividends from the Bank.
As of June 30, 2015, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of June 30, 2015, we had no other material commitments for capital expenditures.
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

The following table shows the Company' s and the Bank's capital amounts and ratios and regulatory thresholds under Basel III at June 30, 2015:

	Risk-based			Leverage
	Common Tier 1	Tier 1	Total Capital	Tier 1
Company
Regulatory capital	$186,337	$186,337	$197,151	$186,337
Well-capitalized requirement	69,630	85,698	107,123	71,248
Regulatory capital - excess	$116,707	$100,639	$90,028	$115,089
Capital	17.39%	17.39%	18.40%	13.08%
Minimum capital requirement	4.50%	6.00%	8.00%	4.00%
Well capitalized requirement (1)	6.50%	8.00%	10.00%	5.00%

Bank
Regulatory capital	155,586	155,586	166,400	155,586
Well-capitalized requirement	69,617	85,682	107,103	71,242
Regulatory capital - excess	$85,969	$69,904	$59,297	$84,344
Capital	14.53%	14.53%	15.54%	10.92%
Minimum capital requirement	4.50%	6.00%	8.00%	4.00%
Well capitalized requirement (1)	6.50%	8.00%	10.00%	5.00%

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
As of June 30, 2015, the Bank and the Company were well-capitalized with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
Capital Management - Company Total stockholders’ equity was $211.7 million at June 30, 2015, compared to $216.1 million at December 31, 2014. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 600,000 shares of our common stock during the six months ended June 30, 2015 at a total cost of $7.4 million, and our declaration and payment of cash dividends totaling $1.7 million during this period. These items were partially offset by net income of $4.2 million that we recorded for the six months ended June 30, 2015. The unallocated shares of common stock that our ESOP owns were reflected as a $9.8 million reduction to stockholders’ equity at June 30, 2015, compared to a $10.3 million reduction at December 31, 2014.
Quarterly Cash Dividends. We declared cash dividends of $0.08 per share for the six months ended June 30, 2015, compared to a cash dividend of $0.01 per share for the six months ended June 30, 2014.
Stock Repurchase Program. On March 30, 2015, the Company announced that its Board had authorized the repurchase of up to 1,055,098 shares of the Company’s common stock, which represents approximately 5% of the Company’s issued and outstanding shares of common stock. The authorization will expire on December 31, 2015 unless extended by the Board. As of June 30, 2015, the Company had repurchased 600,000 shares of its common stock out of the 1,055,098 that had been authorized for repurchase in 2015. Since its inception, the Company has repurchased 4,839,134 shares of its common stock.

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

Quantitative Analysis. The following table sets forth, as of June 30, 2015, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(dollars in thousands)
+400	$(43,099)	(19.16)%	$13	0.03%
+300	(30,918)	(13.75)	64	0.14
+200	(20,102)	(8.94)	211	0.46
+100	(10,337)	(4.60)	137	0.30
0	—	—	—	—
The Company has opted not to include an estimate for a decrease in rates at June 30, 2015 as the results are not considered relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at June 30, 2015, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience an 8.94% decrease in NPV and a $211,000 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended June 30, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the second quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
April 1, 2015 through April 30, 2015	—	$—	—	1,055,098
May 1, 2015 through May 31, 2015	600,000	12.31	600,000	455,098
June 1, 2015 through June 30, 2015	—	—	—	455,098
	600,000		600,000
On March 30, 2015, the Company announced that its Board had authorized the repurchase of up to 1,055,098 shares of the Company’s common stock, which represents approximately 5% of the Company’s issued and outstanding shares of common stock. The authorization will expire on December 31, 2015 unless extended by the Board.

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
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii)  consolidated statements of comprehensive income, (iv)  consolidated statements of changes in stockholder's equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	July 29, 2015	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer