Form 10-Q
period 2015-09-30
BankFinancial CORP
filed 2015-10-28
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2015
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
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. At October 26, 2015, there were 20,501,966 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
September 30, 2015

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	September 30, 2015	December 31, 2014
Assets
Cash and due from other financial institutions	$8,809	$9,693
Interest-bearing deposits in other financial institutions	52,661	49,888
Cash and cash equivalents	61,470	59,581
Securities, at fair value	104,242	121,174
Loans receivable, net of allowance for loan losses: September 30, 2015, $10,081 and December 31, 2014, $11,990	1,162,298	1,172,356
Other real estate owned, net	4,809	6,358
Stock in Federal Home Loan Bank, at cost	6,257	6,257
Premises and equipment, net	33,063	34,286
Accrued interest receivable	4,000	3,926
Core deposit intangible	1,441	1,855
Bank owned life insurance	22,335	22,193
Deferred taxes	27,733	31,643
Other assets	3,775	5,781
Total assets	$1,431,423	$1,465,410

Liabilities
Deposits
Noninterest-bearing	$233,192	$134,129
Interest-bearing	948,342	1,077,584
Total deposits	1,181,534	1,211,713
Borrowings	18,048	12,921
Advance payments by borrowers for taxes and insurance	7,755	11,489
Accrued interest payable and other liabilities	11,012	13,166
Total liabilities	1,218,349	1,249,289

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 20,501,966 shares issued at September 30, 2015 and 21,101,966 shares issued at December 31, 2014	205	211
Additional paid-in capital	186,992	193,845
Retained earnings	34,815	31,584
Unearned Employee Stock Ownership Plan shares	(9,544)	(10,276)
Accumulated other comprehensive income	606	757
Total stockholders’ equity	213,074	216,121
Total liabilities and stockholders’ equity	$1,431,423	$1,465,410

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and dividend income
Loans, including fees	$11,792	$11,983	$35,451	$35,767
Securities	267	283	851	866
Other	88	102	249	303
Total interest income	12,147	12,368	36,551	36,936
Interest expense
Deposits	695	744	2,068	2,327
Borrowings	4	2	8	5
Total interest expense	699	746	2,076	2,332
Net interest income	11,448	11,622	34,475	34,604
Provision for (recovery of) loan losses	(956)	(1,413)	(2,168)	20
Net interest income after provision for (recovery of) loan losses	12,404	13,035	36,643	34,584
Noninterest income
Deposit service charges and fees	562	527	1,493	1,438
Other fee income	502	563	1,638	1,677
Insurance commissions and annuities income	68	106	217	279
Gain on sale of loans, net	37	39	92	107
Loss on sale of securities (includes $7 accumulated other comprehensive income reclassifications for unrealized net losses on available for sale securities for the nine months ended September 30, 2014)	—	—	—	(7)
Gain (loss) on disposition of premises and equipment, net	—	—	(1)	5
Loan servicing fees	85	102	271	310
Amortization and impairment of servicing assets	(50)	(32)	(107)	(112)
Earnings on bank owned life insurance	48	57	142	182
Trust	172	171	529	505
Other	285	215	660	556
	1,709	1,748	4,934	4,940
Noninterest expense
Compensation and benefits	5,329	5,492	16,188	17,046
Office occupancy and equipment	1,537	1,687	4,902	5,227
Advertising and public relations	212	272	783	741
Information technology	686	674	1,982	2,004
Supplies, telephone, and postage	393	394	1,189	1,169
Amortization of intangibles	136	143	414	435
Nonperforming asset management	244	418	442	619
Operations of other real estate owned	334	494	780	1,160
FDIC insurance premiums	202	208	699	1,157
Other	1,159	1,375	3,397	3,952
	10,232	11,157	30,776	33,510
Income before income taxes	3,881	3,626	10,801	6,014
Income tax expense	1,532	36	4,242	78
Net income	$2,349	$3,590	$6,559	$5,936
Basic earnings per common share	$0.12	$0.17	$0.33	$0.29
Diluted earnings per common share	$0.12	$0.17	$0.33	$0.29
Weighted average common shares outstanding	19,725,707	20,218,951	19,999,089	20,154,912
Diluted weighted average common shares outstanding	19,731,302	20,235,407	20,004,694	20,170,964

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$2,349	$3,590	$6,559	$5,936
Unrealized holding loss arising during the period	(34)	(26)	(244)	(52)
Tax effect	13	—	93	—
Unrealized holding loss arising during the period, net of tax	(21)	(26)	(151)	(52)
Reclassification adjustment for losses included in net income	—	—	—	7
Other comprehensive loss	(21)	(26)	(151)	(45)
Comprehensive income	$2,328	$3,564	$6,408	$5,891

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income (Loss)	Total
Balance at January 1, 2014	$211	$193,594	$(7,342)	$(11,255)	$419	$175,627
Net income	—	—	5,936	—	—	5,936
Other comprehensive loss, net of tax	—	—	—	—	(45)	(45)
Nonvested stock awards-stock-based compensation expense	—	52	—	—	—	52
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,055)	—	—	(1,055)
ESOP shares earned	—	28	—	733	—	761
Balance at September 30, 2014	$211	$193,674	$(2,461)	$(10,522)	$374	$181,276

Balance at January 1, 2015	$211	$193,845	$31,584	$(10,276)	$757	$216,121
Net income	—	—	6,559	—	—	6,559
Other comprehensive loss, net of tax	—	—	—	—	(151)	(151)
Repurchase and retirement of common stock (600,000 shares)	(6)	(7,382)	—	—	—	(7,388)
Nonvested stock awards-stock-based compensation expense, net of tax	—	351	—	—	—	351
Cash dividends declared on common stock ($0.16 per share)	—	—	(3,328)	—	—	(3,328)
ESOP shares earned	—	178	—	732	—	910
Balance at September 30, 2015	$205	$186,992	$34,815	$(9,544)	$606	$213,074

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$6,559	$5,936
Adjustments to reconcile to net income to net cash from operating activities
Provision for (recovery of) loan losses	(2,168)	20
ESOP shares earned	910	761
Stock–based compensation expense	351	52
Depreciation and amortization	2,754	2,864
Amortization of premiums and discounts on securities and loans	(214)	(325)
Amortization of core deposit intangible	414	435
Amortization and impairment of servicing assets	107	112
Net change in net deferred loan origination costs	(384)	(99)
Net gain on sale of other real estate owned	(91)	(40)
Net gain on sale of loans	(92)	(107)
Net loss on sale of securities	—	7
Net loss (gain) on disposition of premises and equipment	1	(5)
Loans originated for sale	(3,593)	(3,492)
Proceeds from sale of loans	3,685	3,599
Other real estate owned valuation adjustments	467	392
Net change in:
Accrued interest receivable	(74)	343
Earnings on bank owned life insurance	(142)	(182)
Other assets	5,906	3,638
Accrued interest payable and other liabilities	(2,154)	(13)
Net cash from operating activities	12,242	13,896
Cash flows from investing activities
Securities
Proceeds from maturities	53,410	43,924
Proceeds from principal repayments	5,888	5,259
Proceeds from sales of securities	—	3,663
Purchases of securities	(42,643)	(57,023)
Loans receivable
Loan participations sold	3,350	—
Principal payments on loans receivable	333,644	322,271
Originated for investment	(326,624)	(363,909)
Purchase of Federal Home Loan Bank of Chicago stock	—	(189)
Proceeds from sale of other real estate owned	2,487	3,790
Purchase of premises and equipment, net	(363)	(362)
Net cash from (used in) investing activities	29,149	(42,576)

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities
Net change in deposits	$(30,179)	$(34,406)
Net change in borrowings	5,127	(221)
Net change in advance payments by borrowers for taxes and insurance	(3,734)	(3,670)
Stock repurchased	(7,388)	—
Cash dividends paid on common stock	(3,328)	(1,055)
Net cash used in financing activities	(39,502)	(39,352)
Net change in cash and cash equivalents	1,889	(68,032)
Beginning cash and cash equivalents	59,581	160,957
Ending cash and cash equivalents	$61,470	$92,925

Supplemental disclosures of cash flow information:
Interest paid	$2,113	$2,344
Income taxes paid	262	114
Loans transferred to other real estate owned	1,314	3,836

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
Principles of Consolidation: The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015.
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
In June 2014, the FASB amended existing guidance related to repurchase-to-maturity transactions, repurchase financings, and disclosures (ASU 2014-11, Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures). These amendments align the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. These amendments require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. These amendments also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. These amendments are effective for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition, but an additional disclosure has been added to the financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income available to common stockholders	$2,349	$3,590	$6,559	$5,936
Average common shares outstanding	20,501,966	21,101,966	20,803,065	21,101,966
Less:
Unearned ESOP shares	(768,327)	(866,193)	(792,551)	(926,705)
Unvested restricted stock shares	(7,932)	(16,822)	(11,425)	(20,349)
Weighted average common shares outstanding	19,725,707	20,218,951	19,999,089	20,154,912
Add - Net effect of dilutive stock options and unvested restricted stock	5,595	16,456	5,605	16,052
Diluted weighted average common shares outstanding	19,731,302	20,235,407	20,004,694	20,170,964
Basic earnings per common share	$0.12	$0.17	$0.33	$0.29
Diluted earnings per common share	$0.12	$0.17	$0.33	$0.29

Stock options for 1,215,697 shares of common stock were not considered in computing diluted earnings per share for the period ended September 30, 2015 because they were antidilutive.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Certificates of deposit	$76,194	$—	$—	$76,194
Equity mutual fund	500	12	—	512
Mortgage-backed securities - residential	18,944	957	(25)	19,876
Collateralized mortgage obligations - residential	7,596	49	(10)	7,635
SBA-guaranteed loan participation certificates	25	—	—	25
	$103,259	$1,018	$(35)	$104,242
December 31, 2014
Certificates of deposit	$86,049	$—	$—	$86,049
Equity mutual fund	500	9	—	509
Mortgage-backed securities - residential	23,433	1,218	(40)	24,611
Collateralized mortgage obligations - residential	9,936	53	(13)	9,976
SBA-guaranteed loan participation certificates	29	—	—	29
	$119,947	$1,280	$(53)	$121,174
Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the U.S. government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at September 30, 2015 and December 31, 2014.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date, if any, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
	Amortized Cost	Fair Value
Due in one year or less	$76,194	$76,194
Equity mutual fund	500	512
Mortgage-backed securities - residential	18,944	19,876
Collateralized mortgage obligations - residential	7,596	7,635
SBA-guaranteed loan participation certificates	25	25
	$103,259	$104,242

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Sales of securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds	$—	$—	$—	$3,663
Gross gains	—	—	—	—
Gross losses	—	—	—	7
Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2015
Mortgage-backed securities - residential	$—	$—	$1,743	$(25)	$1,743	$(25)
Collateralized mortgage obligations - residential	—	—	1,405	(10)	1,405	(10)
	$—	$—	$3,148	$(35)	$3,148	$(35)

December 31, 2014
Mortgage-backed securities - residential	$—	$—	$2,126	$(40)	$2,126	$(40)
Collateralized mortgage obligations - residential	—	—	1,847	(13)	1,847	(13)
	$—	$—	$3,973	$(53)	$3,973	$(53)
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
Certain residential mortgage-backed securities and certain collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at September 30, 2015, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are as follows:

	September 30, 2015	December 31, 2014
One-to-four family residential real estate	$164,124	$180,337
Multi-family mortgage	478,057	480,349
Nonresidential real estate	223,528	234,500
Construction and land	1,322	1,885
Commercial loans	80,216	66,882
Commercial leases	221,622	217,143
Consumer	1,927	2,051
	1,170,796	1,183,147
Net deferred loan origination costs	1,583	1,199
Allowance for loan losses	(10,081)	(11,990)
Loans, net	$1,162,298	$1,172,356
The following tables present the balance in the allowance for loan losses and loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
September 30, 2015
One-to-four family residential real estate	$—	$1,601	$1,601	$3,353	$160,771	$164,124
Multi-family mortgage	3	3,885	3,888	3,487	474,570	478,057
Nonresidential real estate	66	2,629	2,695	4,097	219,431	223,528
Construction and land	—	74	74	—	1,322	1,322
Commercial loans	17	772	789	75	80,141	80,216
Commercial leases	—	1,006	1,006	—	221,622	221,622
Consumer	—	28	28	—	1,927	1,927
	$86	$9,995	$10,081	$11,012	$1,159,784	1,170,796
Net deferred loan origination costs						1,583
Allowance for loan losses						(10,081)
Loans, net						$1,162,298

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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 - LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$10,810	$14,452	$11,990	$14,154
Loans charged off:
One-to-four family residential real estate	(125)	(298)	(327)	(644)
Multi-family mortgage	(9)	(97)	(189)	(781)
Nonresidential real estate	(26)	(695)	(289)	(1,461)
Construction and land	—	—	—	(1)
Commercial loans	—	(78)	(98)	(100)
Commercial leases	—	(8)	—	(8)
Consumer	(3)	—	(11)	(10)
	(163)	(1,176)	(914)	(3,005)
Recoveries:
One-to-four family residential real estate	16	26	295	134
Multi-family mortgage	169	11	177	31
Nonresidential real estate	24	116	49	400
Construction and land	38	29	44	287
Commercial loans	143	1,005	606	1,027
Commercial leases	—	—	1	—
Consumer	—	1	1	3
	390	1,188	1,173	1,882
Net recoveries (charge-offs)	227	12	259	(1,123)
Provision for (recovery of) loan losses	(956)	(1,413)	(2,168)	20
Ending balance	$10,081	$13,051	$10,081	$13,051
Purchased Impaired Loans
As a result of its acquisition of Downers Grove National Bank, the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. The Company held one purchased impaired loan at September 30, 2015 and December 31, 2014, with a recorded investment value of $52,000.

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
Less unamortized discount
Less previous charge-offs
Plus recorded accrued interest
Less reserve for uncollected interest
= Recorded investment
The following tables present loans individually evaluated for impairment by class of loans:

					Three months ended September 30, 2015		Nine months ended September 30, 2015
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2015
With no related allowance recorded:
One-to-four family residential real estate	$3,543	$2,830	$785	$—	$2,742	$6	$2,674	$19
One-to-four family residential real estate - non-owner occupied	567	520	57	—	704	6	1,126	31
Multi-family mortgage	2,763	2,739	—	—	1,970	19	1,856	69
Wholesale commercial lending	513	508	—	—	510	9	515	26
Nonresidential real estate	2,907	2,682	212	—	2,741	24	2,999	97
	10,293	9,279	1,054	—	8,667	64	9,170	242
With an allowance recorded:
Multi-family mortgage	238	233	—	3	587	—	1,483	—
Nonresidential real estate	1,481	1,389	67	66	1,106	—	2,114	14
Commercial loans - secured	76	75	—	17	19	—	8	—
	1,795	1,697	67	86	1,712	—	3,605	14
Total	$12,088	$10,976	$1,121	$86	$10,379	$64	$12,775	$256

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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual Loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
September 30, 2015
One-to-four family residential real estate	$3,139	$2,539	$—
One-to-four family residential real estate – non owner occupied	359	413	—
Multi-family mortgage	1,482	1,399	—
Nonresidential real estate	2,575	2,263	—
Commercial loans – secured	76	75	—
	$7,631	$6,689	$—
December 31, 2014
One-to-four family residential real estate	$4,793	$4,210	$—
One-to-four family residential real estate – non owner occupied	291	198	—
Multi-family mortgage	5,638	4,481	—
Nonresidential real estate	4,023	3,245	—
Commercial loans – secured	76	76	—
Consumer	3	3	—
	$14,824	$12,213	$—
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $275,000 and $464,000 at September 30, 2015 and December 31, 2014, respectively. When a loan is on non-accrual status and the ultimate collectability of the total principal of the loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at September 30, 2015 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$61	$376	$2,272	$2,709	$117,063	$119,772
One-to-four family residential real estate - non-owner occupied	3	—	413	416	43,895	44,311
Multi-family mortgage	517	178	882	1,577	317,154	318,731
Wholesale commercial lending	—	399	—	399	156,295	156,694
Nonresidential real estate	—	—	2,262	2,262	219,879	222,141
Construction	—	—	—	—	31	31
Land	—	—	—	—	1,289	1,289
Commercial loans:
Secured	—	—	75	75	22,731	22,806
Unsecured	—	—	—	—	3,217	3,217
Municipal	—	—	—	—	1,610	1,610
Warehouse lines	—	—	—	—	15,406	15,406
Health care	—	—	—	—	20,030	20,030
Aviation	—	—	—	—	1,023	1,023
Other	—	—	—	—	16,425	16,425
Commercial leases:
Investment rated commercial leases	—	20	—	20	159,008	159,028
Below investment grade	—	—	—	—	7,377	7,377
Non-rated	—	86	—	86	46,341	46,427
Lease pools	—	—	—	—	10,257	10,257
Consumer	—	—	—	—	1,935	1,935
	$581	$1,059	$5,904	$7,544	$1,160,966	$1,168,510

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
The Company had $3.0 million of TDRs at September 30, 2015 and December 31, 2014. There were no specific valuation reserves allocated to those loans at September 30, 2015 and $38,000 in specific valuation reserves were allocated at December 31, 2014. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 - LOANS RECEIVABLE (continued)

The following table presents loans classified as TDRs:

	September 30, 2015	December 31, 2014
One-to-four family residential real estate	$1,657	$1,917
Multi-family mortgage	1,126	510
Troubled debt restructured loans – accrual loans	2,783	2,427
One-to-four family residential real estate	208	230
Multi-family mortgage	—	346
Troubled debt restructured loans – nonaccrual loans	208	576
Total troubled debt restructured loans	$2,991	$3,003
During the three and nine months ending September 30, 2015 and 2014, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDR activity:

	Three Months Ended September 30,
	2015			2014
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	5	$338	$211	1	$345	$345
Commercial loans - secured	—	—	—	1	210	5
Total	5	$338	$211	2	$555	$350

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the Three Months Ended September 30, 2015
One-to-four family residential real estate	$—	$79	$132	$211
For the Three Months Ended September 30, 2014
One-to-four family residential real estate	$—	$345	$—	$345
Commercial loans - secured	—	—	5	5
Total	$—	$345	$5	$350
The TDRs described above had no impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in charge-offs of $127,000 for the three months ended September 30, 2015. The TDRs had no impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in $205,000 of charge-offs for the three months ended September 30, 2014.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 - LOANS RECEIVABLE (continued)

	Nine Months Ended September 30,
	2015			2014
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	6	$401	$274	4	$485	$444
Commercial loans - secured	—	—	—	1	210	5
Total	6	$401	$274	5	$695	$449

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the Nine Months Ended September 30, 2015
One-to-four family residential real estate	$—	$142	$132	$274
For the Nine Months Ended September 30, 2014
One-to-four family residential real estate	$19	$373	$52	$444
Commercial loans - secured	—	—	5	5
Total	$19	$373	$57	$449
The TDRs described above had no material impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in $127,000 of charge-offs for the nine months ended September 30, 2015. The TDRs decreased interest income by $1,000, resulted in no change to the allowance for loan losses allocated and resulted in charge-offs of $246,000 for the nine months ended September 30, 2014.
The following table presents TDRs for which there was a payment default during the nine months ending September 30, 2015 and 2014 within twelve months following the modification.

	2015		2014
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	1	$27	1	$28
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The TDRs for which there was a payment default resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs during the nine months ending September 30, 2015 and September 30, 2014.
There were certain other loan modifications during the three and nine months ending September 30, 2015 and 2014 that did not meet the definition of a TDR. These loans had a total recorded investment of $2.6 million and $1.6 million at September 30, 2015 and 2014, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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
Nonaccrual. An asset classified as Nonaccrual has all the weaknesses inherent in one classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.
As of September 30, 2015, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$117,242	$—	$429	$2,114	$119,785
One-to-four family residential real estate - non-owner occupied	43,705	223	—	411	44,339
Multi-family mortgage	312,554	456	5,741	1,404	320,155
Wholesale commercial lending	157,389	—	513	—	157,902
Nonresidential real estate	197,920	18,065	5,259	2,284	223,528
Construction	31	—	—	—	31
Land	472	—	819	—	1,291
Commercial loans:
Secured	22,509	—	148	75	22,732
Unsecured	2,651	—	555	—	3,206
Municipal	1,599	—	—	—	1,599
Warehouse lines	16,369	—	—	—	16,369
Health care	19,995	—	—	—	19,995
Aviation	1,021	—	—	—	1,021
Other	15,294	—	—	—	15,294
Commercial leases:
Investment rated commercial leases	157,893	—	—	—	157,893
Below investment grade	7,336	—	—	—	7,336
Non-rated	46,175	—	—	—	46,175
Lease pools	10,218	—	—	—	10,218
Consumer	1,927	—	—	—	1,927
Total	$1,132,300	$18,744	$13,464	$6,288	$1,170,796

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)
NOTE 4 - LOANS RECEIVABLE (continued)

As of December 31, 2014, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$126,102	$615	$1,046	$4,228	$131,991
One-to-four family residential real estate - non-owner occupied	46,253	931	964	198	48,346
Multi-family mortgage	336,557	609	3,430	4,515	345,111
Wholesale commercial lending	134,719	—	519	—	135,238
Nonresidential real estate	223,385	1,170	6,698	3,247	234,500
Construction	60	—	—	—	60
Land	1,212	—	613	—	1,825
Commercial loans:
Secured	11,863	—	7	76	11,946
Unsecured	1,147	40	698	—	1,885
Municipal	2,213	—	—	—	2,213
Warehouse lines	11,296	—	—	—	11,296
Health care	24,127	—	—	—	24,127
Aviation	1,108	—	—	—	1,108
Other	14,307	—	—	—	14,307
Commercial leases:
Investment rated commercial leases	160,208	—	—	—	160,208
Below investment grade	11,309	—	—	—	11,309
Non-rated	35,473	—	—	—	35,473
Lease pools	10,153	—	—	—	10,153
Consumer	2,048	—	—	3	2,051
Total	$1,153,540	$3,365	$13,975	$12,267	$1,183,147
NOTE 5 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are shown below.

	September 30, 2015
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$3,048	$—	$—	$—	$3,048
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$3,048

	December 31, 2014
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$2,921	$—	$—	$—	$2,921
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$2,921

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (continued)

Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $6.1 million and $6.8 million at September 30, 2015 and December 31, 2014, respectively. Also included in total borrowings were advances from the Federal Home Loan Bank of Chicago (the "FHLBC") of $15.0 million and $10.0 million at September 30, 2015 and December 31, 2014, respectively.
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2015
Securities:
Certificates of deposit	$—	$76,194	$—	$76,194
Equity mutual fund	512	—	—	512
Mortgage-backed securities – residential	—	19,876	—	19,876
Collateralized mortgage obligations – residential	—	7,635	—	7,635
SBA-guaranteed loan participation certificates	—	25	—	25
	$512	$103,730	$—	$104,242
December 31, 2014
Securities:
Certificates of deposit	$—	$86,049	$—	$86,049
Equity mutual fund	509	—	—	509
Mortgage-backed securities - residential	—	24,611	—	24,611
Collateralized mortgage obligations – residential	—	9,976	—	9,976
SBA-guaranteed loan participation certificates	—	29	—	29
	$509	$120,665	$—	$121,174

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2015
Impaired loans:
Multi-family mortgage	$—	$—	$230	$230
Nonresidential real estate	—	—	1,323	1,323
Commercial loans	—	—	58	58
	$—	$—	$1,611	$1,611
Other real estate owned:
One-to-four family residential real estate	$—	$—	$42	$42
Multi-family mortgage	—	—	962	962
Nonresidential real estate	—	—	107	107
Land	—	—	749	749
	$—	$—	$1,860	$1,860
Mortgage servicing rights	$—	$297	$—	$297

December 31, 2014
Impaired loans:
One-to-four family residential real estate	$—	$—	$70	$70
Multi-family mortgage	—	—	1,905	1,905
Nonresidential real estate	—	—	2,369	2,369
	$—	$—	$4,344	$4,344
Other real estate owned:
One-to-four family residential real estate	$—	$—	$55	$55
Multi-family mortgage	—	—	1,265	1,265
Nonresidential real estate	—	—	126	126
Land	—	—	753	753
	$—	$—	$2,199	$2,199
Mortgage servicing rights	$—	$160	$—	$160
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans and have specific valuation allowances, had a carrying amount of $1.7 million and a valuation allowance of $86,000 at September 30, 2015, compared to a carrying amount of $4.8 million and a valuation allowance of $470,000 at December 31, 2014, resulting in a decrease in the provision for loan losses of $384,000 for the nine months ended September 30, 2015, and an increase in the provision for loan losses of $345,000 for the nine months ended September 30, 2014.
Other real estate owned ("OREO"), which is carried at the lower of cost or fair value less costs to sell, had a carrying value of $2.9 million and a valuation allowance of $1.0 million at September 30, 2015, compared to a carrying value of $3.0 million and a valuation allowance of $803,000 at December 31, 2014. There were $467,000 of valuation adjustments of OREO recorded for

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 - FAIR VALUE (continued)

the nine months ended September 30, 2015, and $392,000 of valuation adjustments of OREO recorded for the nine months ended September 30, 2014.
A pre-tax provision of $2,000 on our mortgage servicing rights portfolio was included in noninterest income for the nine months ended September 30, 2015, compared to a pre-tax provision of $6,000 for the same period in 2014.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Multi-family mortgage loans	$230	Sales comparison	Comparison between sales and income approaches	10%
		Income approach	Cap Rate	10%
Nonresidential real estate loans	1,323	Sales comparison	Comparison between sales and income approaches	-25.74% to 1.24% (-21%)
		Income approach	Cap Rate	8.5%
Commercial loans	58	Sales comparison	Discount applied to valuation	34.3%
Impaired loans	$1,611
Other real estate owned:
One-to-four family residential real estate	$42	Sales comparison	Discount applied to valuation	-0.35% to 2.8% (0.03%)
Multi-family mortgage	962	Sales comparison	Comparison between sales and income approaches	-67.74% to 11.68% (7%)
Nonresidential real estate loans	107	Sales comparison	Comparison between sales and income approaches	58%
Land	749	Sales comparison	Discount applied to valuation	-7.7% to 17.24% (6%)
Other real estate owned	$1,860

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
	$2,199

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at September 30, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$61,470	$8,809	$52,661	$—	$61,470
Securities	104,242	512	103,730	—	104,242
Loans receivable, net of allowance for loan losses	1,162,298	—	1,159,706	1,611	1,161,317
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	4,000	—	4,000	—	4,000
Financial liabilities
Noninterest-bearing demand deposits	$233,192	$—	$233,192	$—	$233,192
Savings deposits	152,585	—	152,585	—	152,585
NOW and money market accounts	572,860	—	572,860	—	572,860
Certificates of deposit	222,897	—	222,878	—	222,878
Borrowings	18,048	—	18,049	—	18,049
Accrued interest payable	46	—	46	—	46

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$59,581	$9,693	$49,888	$—	$59,581
Securities	121,174	509	120,665	—	121,174
Loans receivable, net of allowance for loan losses	1,172,356	—	1,166,181	4,344	1,170,525
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	3,926	—	3,926	—	3,926
Financial liabilities
Noninterest-bearing demand deposits	$134,129	$—	$134,129	$—	$134,129
Savings deposits	154,532	—	154,532	—	154,532
NOW and money market accounts	690,193	—	690,193	—	690,193
Certificates of deposit	232,859	—	232,588	—	232,588
Borrowings	12,921	—	12,908	—	12,908
Accrued interest payable	89	—	89	—	89
For purposes of the above table, the following assumptions were used:
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
NOTE 7 – EQUITY INCENTIVE PLANS
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
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate was determined using the yield available on the option grant date for a zero-coupon U.S. Treasury security with a term equivalent to the expected life of the option. The expected life for options granted represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed by SAB 107. The expected volatility for options issued in 2015 was determined using the Company’s historical data. Estimated forfeitures were assumed to be zero due to the lack of historical experience for the Company. On August 10, 2015 the Company awarded a total of 1,215,697 stock options to officers and directors.
The Company estimated the grant date fair value of options awarded in 2015 using Black-Scholes Option-Pricing model with the following assumptions:

2015 Assumptions
Risk-free interest rate	0.51%
Expected option life (years)	1.3
Expected stock price volatility	18.35%
Dividend yield	1.33%
The Company recognized $280,000 of stock-based compensation expenses relating to the granting of stock options for the three months ended and nine months ended September 30, 2015.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 – EQUITY INCENTIVE PLANS (continued)

A summary of the activity in the stock option plan for 2015 follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Stock options outstanding at December 31, 2014	—	$—		$—
Stock options granted	1,215,697	11.99
Stock options exercised	—	—
Stock options expired	—	—
Stock options forfeited	—	—
Stock options outstanding at September 30, 2015	1,215,697	$11.99	1.7	$535
Stock options exercisable at September 30, 2015	303,924	$11.99	1.7	$134
Fully vested and expected to vest	1,215,697	$11.99	1.7	$535
(1) Stock option aggregate intrinsic value represents the number of shares subject to options multiplied by the difference (if positive) in the closing market price of the common stock underlying the options on the date shown and the weighted average exercise price.
The weighted average fair value of the options granted is $0.92 per option. As of September 30, 2015, there was $839,000 of total unrecognized compensation cost related to the nonvested stock options granted under the Plan. The cost is expected to be recognized ratably over the remaining three quarterly installments.

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
Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) less than anticipated loan growth due to intense competition for high quality loans and leases, particularly in terms of pricing and credit underwriting, or a dearth of borrowers who meet our underwriting standards; (ii) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (iii) interest rate movements and their impact on the economy, customer behavior and our net interest margin; (iv) adverse economic conditions in general and in the Chicago metropolitan area in particular that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (v) declines in real estate values that adversely impact the value of our loan collateral, Other Real Estate Owned ("OREO"), asset dispositions and the level of borrower equity in their investments; (vi) borrowers that experience legal or financial difficulties that we do not currently foresee; (vii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (viii) changes, disruptions or illiquidity in national or global financial markets; (ix) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (x) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (xii) the impact of new legislation or regulatory changes, including the Dodd-Frank Act and Basel III, on our products, services, operations and operating expenses; (xiii) higher federal deposit insurance premiums; (xiv) higher than expected overhead, infrastructure and compliance costs; (xv) changes in accounting principles, policies or guidelines; and (xvi) privacy and cybersecurity risks.
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
Overview
Total loans increased modestly due to stronger originations in commercial and industrial loans, partially offset by reduced originations of multi-family loans and commercial leases, as well as loan repayments that resulted in further improvements in our asset quality. Competitive factors continue to intensify in all loan segments. We are encouraged by an increase in loan opportunities in our commercial-related loan segments, but it is becoming more difficult to predict the quantity of new loan originations due to the various competitive factors we encounter. Nevertheless, the combination of our existing loan prospects and continuing marketing efforts provide us reason to believe that our commercial-related loan originations may achieve more meaningful net loan portfolio growth in the remainder of 2015 and into early 2016.
Our average yield on loans declined due to the comparatively lower yields on the floating-rate commercial and industrial loan portfolio, the continued impact of loan renewals at reduced market yields, and loan prepayments on higher-yield loans and leases. Our net interest margin declined principally due to lower yields on our loan portfolio, partially offset by improved yields in the investment securities portfolio and a slightly reduced cost of funds. Non-interest income increased due primarily to continued higher deposit-account related income. We continued to reduce our core noninterest expense consistent with our expectations for 2015.
Our ratio of nonperforming loans to total loans was 0.57% and our ratio of non-performing assets to total assets was 0.80% at September 30, 2015. Non-performing asset expense increased in the third quarter due in part to collection expenses and due in part to a seasonally higher volume of updated valuations on non-performing assets. As we reduce non-performing assets and non-performing asset expense, we expect to redeploy these resources into additional commercial-related loan originations capacity during the remainder of 2015 and early 2016.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	September 30, 2015	December 31, 2014	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,431,423	$1,465,410	$(33,987)
Loans, net	1,162,298	1,172,356	(10,058)
Securities, at fair value	104,242	121,174	(16,932)
Core deposit intangible	1,441	1,855	(414)
Deposits	1,181,534	1,211,713	(30,179)
Borrowings	18,048	12,921	5,127
Equity	213,074	216,121	(3,047)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$12,147	$12,368	$(221)	$36,551	$36,936	$(385)
Interest expense	699	746	(47)	2,076	2,332	(256)
Net interest income	11,448	11,622	(174)	34,475	34,604	(129)
Provision for (recovery of) loan losses	(956)	(1,413)	457	(2,168)	20	(2,188)
Net interest income after provision for (recovery of) loan losses	12,404	13,035	(631)	36,643	34,584	2,059
Noninterest income	1,709	1,748	(39)	4,934	4,940	(6)
Noninterest expense	10,232	11,157	(925)	30,776	33,510	(2,734)
Income before income tax expense	3,881	3,626	255	10,801	6,014	4,787
Income tax expense	1,532	36	1,496	4,242	78	4,164
Net income	$2,349	$3,590	$(1,241)	$6,559	$5,936	$623

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.65%	1.01%	0.61%	0.55%
Return on equity (ratio of net income to average equity) (1)	4.41	7.98	4.06	4.43
Average equity to average assets	14.85	12.60	14.92	12.42
Net interest rate spread (1) (2)	3.33	3.35	3.37	3.34
Net interest margin (1) (3)	3.40	3.40	3.43	3.39
Efficiency ratio (4)	77.77	83.45	78.09	84.74
Noninterest expense to average total assets (1)	2.85	3.13	2.84	3.11
Average interest-earning assets to average interest-bearing liabilities	134.89	123.36	130.22	122.61
Dividends declared per share	$0.08	$0.04	$0.16	$0.05
Dividend payout ratio	69.82%	23.50%	50.74%	17.78%

	At September 30, 2015	At December 31, 2014
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.80%	1.27%
Nonperforming loans to total loans	0.57	1.03
Allowance for loan losses to nonperforming loans	150.71	98.17
Allowance for loan losses to total loans	0.86	1.01
Capital Ratios:
Equity to total assets at end of period	14.89%	14.75%
Tier 1 leverage ratio (Bank only)	11.27%	11.45%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	264	269

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.
Comparison of Financial Condition at September 30, 2015 and December 31, 2014
Total assets decreased $34.0 million, or 2.3%, to $1.431 billion at September 30, 2015, from $1.465 billion at December 31, 2014. The decrease in total assets was primarily due to decreases in securities and loans. Partially offsetting this decrease was a $1.9 million, or 3.2%, increase in cash and cash equivalents to $61.5 million at September 30, 2015, from $59.6 million at December 31, 2014.
Loans decreased $10.1 million, or 0.9%, to $1.162 billion at September 30, 2015, from $1.172 billion at December 31, 2014. At September 30, 2015, our loan portfolio included $867.0 million of real estate loans, which represented 74.1% of the loan portfolio. The Bank’s primary lending area consists of the counties where our branch offices are located, and contiguous counties in the State of Illinois. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family lending activities in carefully selected metropolitan areas outside our primary lending area and engage in certain types of commercial lending and leasing activities on a nationwide basis. At September 30, 2015, $676.2 million, or 78.0%, of our real estate loans were in Illinois, while $76.6 million, or 8.8%, were in Texas, $53.2 million, or 6.1%, were in Colorado, and $21.6 million, or 2.5%, were in Minnesota. This information reflects the location of the collateral for these real estate loans, but does not necessarily reflect the location of the borrower.
Total liabilities decreased by $30.9 million, or 2.5%, to $1.218 billion at September 30, 2015, from $1.249 billion at December 31, 2014, primarily due to decreases in money market and interest-bearing demand accounts and certificates of deposits. These decreases were partially offset by an increase in non-interest bearing demand accounts.
Total deposits decreased $30.2 million, or 2.5%, to $1.182 billion at September 30, 2015, from $1.212 billion at December 31, 2014. Noninterest-bearing demand deposits increased $99.1 million, or 73.9%, to $233.2 million at September 30, 2015, from $134.1 million at December 31, 2014. Money market and interest-bearing NOW accounts decreased $117.3 million, or 17.0%, to $572.9 million at September 30, 2015, from $690.2 million at December 31, 2014. Certificates of deposit decreased $10.0 million, or 4.3%, to $222.9 million at September 30, 2015, from $232.9 million at December 31, 2014. Core deposits (savings, money market, noninterest-bearing demand and NOW accounts) were 81.1% and 80.8% of total deposits at September 30, 2015 and December 31, 2014, respectively. The volatility noted in overall transaction account balances is consistent with seasonal fluctuations observed in previous years.
The changes in the balances of noninterest bearing demand deposits and money market and interest-bearing NOW accounts were due in substantial part to efforts we undertook through the third quarter of 2015 to simplify our deposit account options.  As part of this process, we discontinued several older account types and converted the discontinued account types to current account types.  During the third quarter of 2015, we converted approximately 9,400 older account types, totaling $80 million, to current account types.  Approximately 48% of the converted accounts, or 4,500 accounts, were interest-bearing demand accounts that were converted to non-interest bearing demand accounts.  Approximately $45 million of the accounts that were converted to non-interest bearing account types have balances that could migrate to interest-bearing accounts if interest rates were to increase materially; accordingly, we have incorporated the possibility of such migration into our various interest-rate risk management scenarios.
Borrowings increased $5.1 million to $18.0 million at September 30, 2015, from $12.9 million at December 31, 2014 due to a $5.0 million increase in outstanding FHLBC advances to $15.0 million at September 30, 2015, from $10.0 million at December 31, 2014.
Total stockholders’ equity was $213.1 million at September 30, 2015, compared to $216.1 million at December 31, 2014. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 600,000 shares of our common stock during the nine months ended September 30, 2015 at a total cost of $7.4 million, and our declaration and payment of cash dividends totaling $3.3 million during this period. These items were partially offset by net income of $6.6 million that we recorded for the nine months ended September 30, 2015. The unallocated shares of common stock that our ESOP owns were reflected as a $9.5 million reduction to stockholders’ equity at September 30, 2015, compared to a $10.3 million reduction at December 31, 2014.
Operating results for the three months ended September 30, 2015 and 2014
Net Income. We had net income of $2.3 million and $3.6 million for the three months ended September 30, 2015 and 2014, respectively. Earnings per basic and fully diluted share of common stock were $0.12 for the three months ended September 30, 2015, compared to $0.17 for the three months ended September 30, 2014.
Net Interest Income. Net interest income was $11.4 million for the three months ended September 30, 2015, compared to $11.6 million for the three months ended September 30, 2014. The decrease in net interest income reflected a $221,000, or 1.8%, decrease in interest income, partially offset by a $47,000, or 6.3%, decrease in interest expense.
The decrease in net interest income was primarily attributable to decreases in the yield on interest-earning assets and net average interest-earning assets. Total average interest-earning assets decreased $19.0 million, or 1.40%, to $1.336 billion for the three months ended September 30, 2015, from $1.355 billion for the same period in 2014. Our net interest rate spread decreased by two basis point to 3.33% for the three months ended September 30, 2015, from 3.35% for the same period in 2014. Our net interest margin remained at 3.40% for the three months ended September 30, 2015 and 2014. The yield on interest-earning assets decreased one basis point to 3.61% for the three months ended September 30, 2015, from 3.62% for the same period in 2014, and the cost of interest-bearing liabilities increased one basis point to 0.28% for the three months ended September 30, 2015, from 0.27% for the same period in 2014.

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

	For the Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,164,251	$11,792	4.02%	$1,127,735	$11,983	4.22%
Securities	102,578	267	1.03	114,805	283	0.98
Stock in FHLBC	6,257	7	0.44	6,257	8	0.51
Other	63,326	81	0.51	106,639	94	0.35
Total interest-earning assets	1,336,412	12,147	3.61	1,355,436	12,368	3.62
Noninterest-earning assets	98,337			72,114
Total assets	$1,434,749			$1,427,550
Interest-bearing liabilities:
Savings deposits	$154,413	41	0.11	$153,256	40	0.10
Money market accounts	333,613	261	0.31	348,410	281	0.32
NOW accounts	270,175	92	0.14	346,204	89	0.10
Certificates of deposit	223,432	301	0.53	247,672	334	0.54
Total deposits	981,633	695	0.28	1,095,542	744	0.27
Borrowings	9,100	4	0.17	3,185	2	0.25
Total interest-bearing liabilities	990,733	699	0.28	1,098,727	746	0.27
Noninterest-bearing deposits	211,438			131,626
Noninterest-bearing liabilities	19,517			17,268
Total liabilities	1,221,688			1,247,621
Equity	213,061			179,929
Total liabilities and equity	$1,434,749			$1,427,550
Net interest income		$11,448			$11,622
Net interest rate spread (2)			3.33%			3.35%
Net interest-earning assets (3)	$345,679			$256,709
Net interest margin (4)			3.40%			3.40%
Ratio of interest-earning assets to interest-bearing liabilities	134.89%			123.36%

(1)	Annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for (Recovery of) Loan Losses
We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.
We had a recovery of loan losses of $956,000 for the three months ended September 30, 2015, compared to a recovery of $1.4 million for the same period in 2014. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $750,000, or 7.0%, to $10.0 million at September 30, 2015, from $10.7 million at June 30, 2015. The reserve established for loans individually evaluated for impairment increased $21,000, or 32.3%, to $86,000 at September 30, 2015, from $65,000 at June 30, 2015. Net recoveries were $227,000 for the three months ended September 30, 2015. The allowance for loan losses as a percentage of nonperforming loans was 150.71% at September 30, 2015, compared to 124.86% at June 30, 2015.
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
Noninterest Income

	Three Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Deposit service charges and fees	$562	$527	$35
Other fee income	502	563	(61)
Insurance commissions and annuities income	68	106	(38)
Gain on sale of loans, net	37	39	(2)
Loan servicing fees	85	102	(17)
Amortization of servicing assets	(35)	(36)	1
Recovery (impairment) of servicing assets	(15)	4	(19)
Earnings on bank owned life insurance	48	57	(9)
Trust income	172	171	1
Other	285	215	70
Total noninterest income	$1,709	$1,748	$(39)
Noninterest income totaled $1.7 million for the three months ended September 30, 2015 and for the three months ended September 30, 2014. Deposit service charges and fees increased $35,000 and other fee income decreased $61,000 for the three months ended September 30, 2015. Noninterest income for the three months ended September 30, 2015 included a $37,000 gain on sale of loans, compared to a $39,000 gain on sale of loans that was recorded for the same period in 2014. Earnings on bank owned life insurance decreased $9,000 for the three months ended September 30, 2015 to $48,000, from $57,000 for the same period in 2014.

Noninterest Expense

	Three Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Compensation and benefits	$5,329	$5,492	$(163)
Office occupancy and equipment	1,537	1,687	(150)
Advertising and public relations	212	272	(60)
Information technology	686	674	12
Supplies, telephone and postage	393	394	(1)
Amortization of intangibles	136	143	(7)
Nonperforming asset management	244	418	(174)
Gain (loss) on sale other real estate owned	(11)	52	(63)
Valuation adjustments of other real estate owned	231	315	(84)
Operations of other real estate owned	114	127	(13)
FDIC insurance premiums	202	208	(6)
Other	1,159	1,375	(216)
Total noninterest expense	$10,232	$11,157	$(925)
Noninterest expense decreased by $925,000, or 8.3%, to $10.2 million for the three months ended September 30, 2015, from $11.2 million for the same period in 2014, due in substantial part to decreases in compensation and benefits expense, and expense for nonperforming asset management and other real estate owned. Total compensation and benefit expense for the three months ended September 30, 2015 decreased $163,000, or 3.0%, primarily due to a reduction in full-time equivalent employees to 264 at September 30, 2015, from 270 at September 30, 2014, which was partially offset by $280,000 in stock option expense for the three months ended September 30, 2015.
Nonperforming asset management expense decreased $174,000 or 41.6%, to $244,000 for the three months ended September 30, 2015, compared to $418,000 for the same period in 2014. OREO expense decreased $160,000, or 32.4%, to $334,000 for the three months ended September 30, 2015, from $494,000 for the three months ended September 30, 2014. OREO expense for the three months ended September 30, 2015 included gain on sale of OREO $11,000, compared to a loss of $52,000 for the three months ended September 30, 2014.
Income Taxes
For the three months ended September 30, 2015, we recorded income tax expense of $1.5 million, compared to $36,000 for the three months ended September 30, 2014. Our effective tax rate for the three months ended September 30, 2015 was 39.5%. For the three months ended September 30, 2014, income tax expense consisted solely of expense for state taxes.
Operating results for the nine months ended September 30, 2015 and 2014
Net Income. We had net income of $6.6 million for the nine months ended September 30, 2015, compared to $5.9 million for the nine months ended September 30, 2014. Our earnings per basic and fully diluted share of common stock were $0.33 for the nine months ended September 30, 2015, and $0.29 per basic and fully diluted share for the same period in 2014.
Net Interest Income. Net interest income was $34.5 million for the nine months ended September 30, 2015, compared to $34.6 million for the nine months ended September 30, 2014. A $385,000 decrease in interest income was partially offset by a $256,000 decrease in interest expense.
Total average interest-earning assets decreased $21.7 million, or 1.6%, to $1.343 billion for the nine months ended September 30, 2015, from $1.364 billion for the same period in 2014. Our net interest rate spread increased by three basis points to 3.37% for the nine months ended September 30, 2015, from 3.34% for the same period in 2014. Our net interest margin increased by four basis points to 3.43% for the nine months ended September 30, 2015, from 3.39% for the same period in 2014. The increase in the net interest spread and net interest margin was primarily a result of increased yield on interest-earning assets, which was partially offset by a lower cost of funds. The yield on interest-earning assets increased two basis points to 3.64% for the nine months ended September 30, 2015, from 3.62% for the same period in 2014, and the cost of interest-bearing liabilities decreased one basis point to 0.27% for the nine months ended September 30, 2015, from 0.28% for the same period in 2014.
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

	For the Nine Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,159,592	$35,451	4.09%	$1,120,523	$35,767	4.27%
Securities	110,674	851	1.03	114,194	866	1.01
Stock in FHLBC	6,257	23	0.49	6,184	20	0.43
Other	66,110	226	0.46	123,406	283	0.31
Total interest-earning assets	1,342,633	36,551	3.64	1,364,307	36,936	3.62
Noninterest-earning assets	101,597			73,946
Total assets	$1,444,230			$1,438,253
Interest-bearing liabilities:
Savings deposits	$156,189	122	0.10	$153,818	118	0.10
Money market accounts	337,828	797	0.32	349,146	842	0.32
NOW accounts	304,020	270	0.12	349,116	265	0.10
Certificates of deposit	227,905	879	0.52	257,799	1,102	0.57
Total deposits	1,025,942	2,068	0.27	1,109,879	2,327	0.28
Borrowings	5,070	8	0.21	2,808	5	0.24
Total interest-bearing liabilities	1,031,012	2,076	0.27	1,112,687	2,332	0.28
Noninterest-bearing deposits	176,112			128,422
Noninterest-bearing liabilities	21,582			18,555
Total liabilities	1,228,706			1,259,664
Equity	215,524			178,589
Total liabilities and equity	$1,444,230			$1,438,253
Net interest income		$34,475			$34,604
Net interest rate spread (2)			3.37%			3.34%
Net interest-earning assets (3)	$311,621			$251,620
Net interest margin (4)			3.43%			3.39%
Ratio of interest-earning assets to interest-bearing liabilities	130.22%			122.61%

(1)	Annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for (Recovery of) Loan Losses
We recorded a recovery of loan losses of $2.2 million for the nine months ended September 30, 2015, compared to a provision for loan losses of $20,000 for the same period in 2014. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $1.5 million, or 13.2%, to $10.0 million at September 30, 2015, from $11.5 million at December 31, 2014. The reserve established for loans individually evaluated for impairment decreased $384,000 for the nine months ended September 30, 2015. Net recoveries of $259,000 were recorded for the nine months ended September 30, 2015, compared to charge-offs of $1.1 million for the nine months ended September 30, 2014. The allowance for loan losses as a percentage of nonperforming loans was 150.71% at September 30, 2015, compared to 98.17% at December 31, 2014.
Noninterest Income

	Nine Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Deposit service charges and fees	$1,493	$1,438	$55
Other fee income	1,638	1,677	(39)
Insurance commissions and annuities income	217	279	(62)
Gain on sale of loans, net	92	107	(15)
Loss on sales of securities	—	(7)	7
Gain (loss) on disposition of premises and equipment	(1)	5	(6)
Loan servicing fees	271	310	(39)
Amortization of servicing assets	(105)	(106)	1
Impairment of servicing assets	(2)	(6)	4
Earnings on bank owned life insurance	142	182	(40)
Trust income	529	505	24
Other	660	556	104
Total noninterest income	$4,934	$4,940	$(6)
Noninterest income was $4.9 million for the nine months ended September 30, 2015 and 2014. Deposit service charges and fees increased $55,000 and other fee income decreased $39,000 for the nine months ended September 30, 2015. Noninterest income for the nine months ended September 30, 2015 included a $92,000 gain on sale of loans, compared to a $107,000 gain on sale of loans that was recorded for the same period in 2014. Earnings on bank owned life insurance decreased $40,000 for the nine months ended September 30, 2015 to $142,000, from $182,000 for the nine months ended September 30, 2014.

Noninterest Expense

	Nine Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Compensation and benefits	$16,188	$17,046	$(858)
Office occupancy and equipment	4,902	5,227	(325)
Advertising and public relations	783	741	42
Information technology	1,982	2,004	(22)
Supplies, telephone and postage	1,189	1,169	20
Amortization of intangibles	414	435	(21)
Nonperforming asset management	442	619	(177)
Gain on sale other real estate owned	(91)	(40)	(51)
Valuation adjustments of other real estate owned	467	392	75
Operations of other real estate owned	404	808	(404)
FDIC insurance premiums	699	1,157	(458)
Other	3,397	3,952	(555)
Total noninterest expense	$30,776	$33,510	$(2,734)
Noninterest expense decreased by $2.7 million, or 8.2%, to $30.8 million for the nine months ended September 30, 2015, from $33.5 million for the nine months ended September 30, 2014. Total compensation and benefit expense for the nine months ended September 30, 2015 decreased $858,000, or 5.0%, primarily due to a reduction in full-time equivalent employees to 264 at September 30, 2015, from 269 at December 31, 2014 and 270 at September 30, 2014, which was partially offset by $280,000 in stock option expense for the nine months ended September 30, 2015. Noninterest expense for the nine months ended September 30, 2015 included $1.2 million of nonperforming asset management and OREO expense, compared to $1.8 million of nonperforming asset management and OREO expense for the same period in 2014. Nonperforming asset management and OREO expenses decreased $557,000, or 31.3% for the nine months ended September 30, 2015, primarily due to a decline in nonperforming assets and OREO properties, a decline in expenses relating to resolutions and accelerated dispositions of nonperforming assets, and a $200,000 reimbursement that we received for legal, receivership and other expenses in connection with the final resolution of certain loans. Noninterest expense for the nine months ended September 30, 2015 included a $467,000 valuation adjustment to OREO properties, compared to a $392,000 valuation adjustment to OREO properties for the same period in 2014. The OREO valuation adjustments were based on updated appraisals. OREO expense decreased $404,000, or 50.0%, to $404,000 for the nine months ended September 30, 2015, compared to $808,000 for the nine months ended September 30, 2014. OREO expense for the nine months ended September 30, 2014 included a $140,000 litigation settlement payment concerning a purchased impaired OREO property.
Income Taxes
For the nine months ended September 30, 2015, we recorded income tax expense of $4.2 million, compared to $78,000 for the nine months ended September 30, 2014. Our effective tax rate for the nine months ended September 30, 2015 was 39.3%. For the nine months ended September 30, 2014, income tax expense consisted solely of expense for state taxes.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At September 30, 2015, we had no loans in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of September 30, 2015, substantially all impaired real estate loan collateral and OREO were valued on an “as–is” basis.
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	September 30, 2015	June 30, 2015	December 31, 2014	Quarter Change	Nine Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$2,952	$3,468	$4,408	$(516)	$(1,456)
Multi-family mortgage	1,399	2,382	4,481	(983)	(3,082)
Nonresidential real estate	2,263	2,732	3,245	(469)	(982)
Commercial	75	75	76	—	(1)
Consumer	—	1	3	(1)	(3)
	6,689	8,658	12,213	(1,969)	(5,524)
Other real estate owned:
One-to-four family residential	325	471	806	(146)	(481)
Multi-family mortgage	1,474	2,018	2,307	(544)	(833)
Nonresidential real estate	1,289	1,240	885	49	404
Land	51	51	135	—	(84)
	3,139	3,780	4,133	(641)	(994)
Nonperforming assets (excluding purchased other real estate owned)	9,828	12,438	16,346	(2,610)	(6,518)
Purchased other real estate owned:
One-to-four family residential	—	—	457	—	(457)
Land	1,670	1,759	1,768	(89)	(98)
	1,670	1,759	2,225	(89)	(555)
Total nonperforming assets	$11,498	$14,197	$18,571	$(2,699)	$(7,073)
Ratios:
Nonperforming loans to total loans	0.57%	0.74%	1.03%
Nonperforming assets to total assets	0.80	0.99	1.27
Nonperforming assets to total assets(1)	0.69	0.86	1.11

(1)	These asset quality ratios exclude purchased other real estate owned resulting from the Downers Grove National Bank acquisition.

Nonperforming Assets
Nonperforming assets totaled $11.5 million at September 30, 2015, $14.2 million at June 30, 2015, and $18.6 million at December 31, 2014. Nonperforming assets decreased $2.7 million and $7.1 million, respectively, for the three and nine months ended September 30, 2015. Although we experience occasional isolated instances of new non-accrual loans, we believe that continuing our aggressive resolution posture will maintain the trends favoring very strong asset quality.
We assigned a Special Mention risk rating to loans to a single commercial borrower with a total combined balance of $16.5 million collateralized primarily with real estate assets with a recently appraised value of approximately $25.3 million as of September 30, 2015. The borrower operates a multi-store retail business in the Chicago metropolitan area. To maintain competitiveness and profitability, the borrower relocated or closed several underperforming stores and a warehouse, and as a result, owns five real estate parcels that are now non-essential to the borrower’s core business. Some parcels are now fully or partially leased, but expenses associated with the discontinued operations have adversely impacted the borrower’s operating results as presented in the audited consolidated financial statements that we receive from the borrower annually, as well as the borrower’s cash flow. We are monitoring the borrower’s financial performance and the status of the process the borrower has initiated to sell certain of the non-core real estate assets. If the borrower manages the cash flow from its core business appropriately through the seasonal fluctuations that are inherent to its industry and successfully implements its non-core asset disposition plans, we believe that the borrower’s financial performance can improve significantly. However, further adverse developments in the core business or material delays in the disposition of non-core assets may require us to take further action.
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
The following tables represent the roll-forward of OREO and the composition of OREO properties:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning balance	$5,539	$7,704	$6,358	$6,306
New foreclosed properties	147	376	1,314	3,836
Payments received	—	—	—	(10)
Valuation adjustments	(231)	(315)	(467)	(392)
Gain (loss) on sale of other real estate owned	11	(52)	91	40
Proceeds from sales of other real estate owned	(657)	(1,723)	(2,487)	(3,790)
Ending balance	$4,809	$5,990	$4,809	$5,990

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
One-to-four family residential	$325	$806
Multi-family mortgage	1,474	2,307
Nonresidential real estate	1,289	885
Land	51	135
	3,139	4,133
Acquired other real estate owned:
One-to-four family residential	—	457
Land	1,670	1,768
	1,670	2,225
Total other real estate owned	$4,809	$6,358
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances. We had outstanding FHLBC advances of $15 million at September 30, 2015.
The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary source of liquidity for the Company as of September 30, 2015 was $16.6 million in cash and cash equivalents, and potential future cash dividends from the Bank.
As of September 30, 2015, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of September 30, 2015, we had no other material commitments for capital expenditures.
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
The following table shows the Company' s and the Bank's capital amounts and ratios and regulatory thresholds under Basel III at September 30, 2015:

	Risk-based			Leverage
	Common Tier 1	Tier 1	Total Capital	Tier 1
Company
Regulatory capital	$189,216	$189,216	$199,302	$189,216
Well-capitalized requirement	67,818	83,468	104,335	70,575
Regulatory capital - excess	$121,398	$105,748	$94,967	$118,641
Capital	18.14%	18.14%	19.10%	13.41%
Minimum capital requirement	4.50%	6.00%	8.00%	4.00%
Well capitalized requirement (1)	6.50%	8.00%	10.00%	5.00%

Bank
Regulatory capital	159,118	159,118	169,204	159,118
Well-capitalized requirement	67,804	83,451	104,314	70,588
Regulatory capital - excess	$91,314	$75,667	$64,890	$88,530
Capital	15.25%	15.25%	16.22%	11.27%
Minimum capital requirement	4.50%	6.00%	8.00%	4.00%
Well capitalized requirement (1)	6.50%	8.00%	10.00%	5.00%

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
As of September 30, 2015, the Bank and the Company were well-capitalized with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
Capital Management - Company Total stockholders’ equity was $213.1 million at September 30, 2015, compared to $216.1 million at December 31, 2014. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 600,000 shares of our common stock during the nine months ended September 30, 2015 at a total cost of $7.4 million, and our declaration and payment of cash dividends totaling $3.3 million during this period. These items were partially offset by net income of $6.6 million that we recorded for the nine months ended September 30, 2015. The unallocated shares of common stock that our ESOP owns were reflected as a $9.5 million reduction to stockholders’ equity at September 30, 2015, compared to a $10.3 million reduction at December 31, 2014.
Cash Dividends. We declared cash dividends of $0.16 per share for the nine months ended September 30, 2015, compared to a cash dividend of $0.05 per share for the nine months ended September 30, 2014.
Stock Repurchase Program. On March 30, 2015, the Company announced that its Board had authorized the repurchase of up to 1,055,098 shares of the Company’s common stock, which represents approximately 5% of the Company’s issued and outstanding shares of common stock. The authorization will expire on December 31, 2015 unless extended by the Board. As of September 30, 2015, the Company had repurchased 600,000 shares of its common stock out of the 1,055,098 that had been authorized for repurchase in 2015. Since its inception, the Company has repurchased 4,839,134 shares of its common stock.
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
Quantitative Analysis. The following table sets forth, as of September 30, 2015, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(dollars in thousands)
+400	$(34,662)	(15.76)%	$(573)	(1.26)%
+300	(24,307)	(11.05)	(356)	(0.78)
+200	(15,763)	(7.17)	(71)	(0.16)
+100	(1,118)	(0.51)	20	0.04
0	—	—	—	—
The Company has opted not to include an estimate for a decrease in rates at September 30, 2015 as the results are not considered relevant given the current targeted fed funds rate of the Federal Open Market Committee. The table set forth above indicates that at September 30, 2015, in the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience an 7.17% decrease in NPV and a $71,000 decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended September 30, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 30, 2015, the Company announced that its Board had authorized the repurchase of up to 1,055,098 shares of the Company’s common stock. In accordance with this authorization, we have repurchased 600,000 shares of our common stock as of September 30, 2015. There were no share repurchases conducted in the third quarter of 2015. The authorization will expire on December 31, 2015 unless extended by the Board.

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
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii)  consolidated statements of comprehensive income, (iv)  consolidated statements of changes in stockholder's equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	October 28, 2015	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer