Form 10-K
period 2015-12-31
BankFinancial CORP
filed 2016-02-10
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on June 30, 2015, determined using a per share closing price on that date of $11.78, as quoted on The Nasdaq Global Select Market, was $208.1 million.
At February 8, 2016, there were 20,200,000 shares of common stock, $0.01 par value, outstanding.
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
Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) less than anticipated loan growth due to intense competition for high quality loans and leases, particularly in terms of pricing and credit underwriting, or a dearth of borrowers who meet our underwriting standards; (ii) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (iii) interest rate movements and their impact on the economy, customer behavior and our net interest margin; (iv) adverse economic conditions in general and in the Chicago metropolitan area in particular that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (v) declines in real estate values that adversely impact the value of our loan collateral, Other Real Estate Owned ("OREO"), asset dispositions and the level of borrower equity in their investments; (vi) borrowers that experience legal or financial difficulties that we do not currently foresee; (vii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (viii) changes, disruptions or illiquidity in national or global financial markets; (ix) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (x) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (xii) the impact of new legislation or regulatory changes, including the Dodd-Frank Act and Basel III, on our products, services, operations and operating expenses; (xiii) higher federal deposit insurance premiums; (xiv) higher than expected overhead, infrastructure and compliance costs; (xv) changes in accounting principles, policies or guidelines; and (xvi) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions.
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
The Bank’s primary lending area consists of the counties where our branch offices are located, and contiguous counties in the State of Illinois. We derive the most significant portion of our revenues from these geographic areas. However, we also engage in multi-family lending activities in selected Metropolitan Statistical Areas outside our primary lending area and engage in healthcare lending and commercial leasing activities on a nationwide basis.
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
Lending Activities
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which represented $1.079 billion, or 87.0%, of our gross loan portfolio of $1.240 billion at December 31, 2015. At December 31, 2015, $506.0 million, or 40.8%, of our loan portfolio consisted of multi-family mortgage loans; $226.7 million, or 18.3%, of our loan portfolio consisted of nonresidential real estate loans; $79.5 million, or 6.4%, of our loan portfolio consisted of commercial loans; $265.4 million, or 21.4%, of our loan portfolio consisted of commercial leases; and $1.3 million, or 0.1%, of our loan portfolio consisted of construction and land loans. $159.5 million, or 12.9%, of our loan portfolio consisted of one-to-four family residential mortgage loans (of which $44.5 million, or 3.6%, were loans to investors in non-owner occupied single-family homes), including home equity loans and lines of credit.
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
At December 31, 2015, our deposits totaled $1.213 billion. Interest-bearing deposits totaled $958.1 million, or 79.0%, and noninterest-bearing demand deposits totaled $254.8 million, or 21.0%. Savings, money market and NOW account deposits totaled $735.4 million, and certificates of deposit totaled $222.7 million, or 18.4%, of which $151.5 million had maturities of one year or less.
Related Products and Services
The Bank provides trust and financial planning services through our Trust Department. The Bank’s Wealth Management Group provides investment, financial planning and other wealth management services through arrangements with a third-party broker-dealer. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc. (“Financial Assurance”), sells property and casualty insurance and other insurance products on an agency basis. During the year ended December 31, 2015, Financial Assurance recorded a net loss of $44,000. At December 31, 2015, Financial Assurance had two full-time employees. The Bank’s other wholly-owned subsidiary, BF Asset Recovery Corporation, holds title to and sells certain Company-owned real estate acquired through foreclosure and collection actions, and recorded a net loss of $696,000 for the year ended December 31, 2015.

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
Competition
We face significant competition in originating loans and attracting deposits. The Chicago Metropolitan Statistical Area and the other markets in which we operate generally have a high concentration of financial institutions, many of which are significantly larger institutions that have greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans and leases comes principally from commercial banks, savings banks, mortgage banking companies, the U.S. Government, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.
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
Employees
At December 31, 2015, we had 230 full-time employees and 43 part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) of 2010, provided for the transfer of the authority for regulating and supervising federal savings banks from the Office of Thrift Supervision (“OTS”), the Bank’s previous regulator, to the OCC. The Dodd-Frank Act also provided for the transfer of authority for regulating and supervising savings and loan holding companies and their non-depository subsidiaries from the OTS to the FRB. The transfers occurred in 2011. The Dodd-Frank Act also created a new federal agency, the Consumer Financial Protection Bureau (“CFPB”), as an independent bureau within the FRB system, to conduct rule-making, supervision, and enforcement of federal consumer financial protection and fair lending laws and regulations. The CFPB has examination and primary enforcement authority in connection with these laws and regulations for depository institutions with total assets of more than $10 billion. Depository institutions with $10 billion or less in total assets, such as the Bank, continue to be examined for compliance with these laws and regulations by their primary federal regulators, and remain subject to their enforcement authority.
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
Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.
At December 31, 2015, the Bank’s capital exceeded all applicable regulatory requirements and the Bank was considered well capitalized.

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
Loans-to-One-Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2015, the Bank was in compliance with the loans-to-one-borrower limitations.
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
“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to those purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. At December 31, 2015, the Bank satisfied the QTL test. A federal savings bank that fails the QTL test must operate under specified restrictions, including limits on growth, branching, new investment and dividends. As a result of the Dodd-Frank Act, noncompliance with the QTL test is subject to regulatory enforcement action as a violation of law.
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
At December 31, 2015, the Bank would have been required to file an application with the OCC for approval of a capital distribution to the Company only if the proposed capital distribution, together with Bank’s total capital distributions for the 2015, exceeded the sum of the Bank’s net income for 2015 plus the Bank’s retained net income for the preceding two years. Whether or not an application to the OCC is required, every federal savings bank that is a subsidiary of a holding company must file a notice with the FRB at least 30 days before the board of directors declares a dividend or approves a capital distribution. If the dividend or other capital distribution does not require prior OCC approval, the OCC must concurrently be provided with an informational copy of the notice given to the FRB.
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
Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act (“CRA”) and related federal regulations to help meet the credit needs of their communities, including low- and moderate- income neighborhoods. In connection with its examination of a federal savings bank, the OCC is required to evaluate and rate the federal savings bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices based on the characteristics specified in those statutes. A federal savings bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. The Bank’s CRA performance has been rated as “Outstanding,” the highest possible rating, in all of the seven CRA Performance Evaluations that have been conducted since 1998.
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
Prompt Corrective Action Regulations. Under the Federal Prompt Corrective Action statute, the OCC is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. The previously mentioned final capital rule effective January 1 , 2015 revised the prompt corrective action categories to incorporate the revised minimum capital requirements, effective the same date. See “-Capital Requirements.”
Under the revised categories, a savings institution that has total risk-based capital of less than 8%, a leverage ratio that is less than 4%, a Tier 1 risk-based capital ratio that is less than 6%, or a common equity Tier 1 ratio of less than 4.5% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a leverage ratio that is less than 3%, or a common equity Tier 1 ratio of less than 3% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized."
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
At December 31, 2015, the Bank met the criteria for being considered “well-capitalized”.
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
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving the ratio to the discretion of the FDIC. The FDIC exercised that discretion by establishing a long-range fund ratio of 2%.
The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. The Bank cannot predict what its insurance assessment rates will be in the future.
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
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBC, the Bank is required to acquire and hold shares of capital stock in the FHLBC in specified amounts. As of December 31, 2015, the Bank was in compliance with this requirement.
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
Federal Reserve System
The FRB’s regulations require federal savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2015, the Bank was in compliance with the FRB's reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the federal regulation.
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

Capital. Savings and loan holding companies have not historically been subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. Instruments such as cumulative preferred stock and trust-preferred securities, which were previously includable within Tier 1 capital by bank holding companies, within certain limits, would no longer be includable as Tier 1 capital, subject to certain grandfathering. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.
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
The FRB has issued a policy statement regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund a dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions and stock repurchases.
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
Numerous factors could adversely impact future loan growth and thus our future profitability
Our future profitability will depend in substantial part on our ability to achieve loan and lease growth under intensely competitive conditions in a manner consistent with our underwriting standards and business plan objectives. Our ability to achieve future loan and lease growth will depend on a number of factors, including our ability to offer loan and lease products at prices and with features that are comparable or superior to those offered by our competitors and attractive to potential borrowers. Because our business plan targets high quality loans and leases in specific markets and product categories, our underwriting standards and our lending requirements relating to collateral eligibility, residual equity, global debt service coverage, loan covenants, loan structure and financial reporting tend to be on the conservative side of the market. This can make it difficult for us to compete with institutions that have comparable loan pricing but more lenient lending requirements. Our loan pricing is also impacted in a significant way by the financial strength of the borrower, the guarantor and the collateral. This enables us to compete effectively for highly qualified borrowers, but it can place us at a competitive disadvantage with respect to borrowers who present acceptable credit risks but are not highly qualified. Our ability to achieve future loan and lease growth will also be affected by factors that are not exclusively within our control, such as the level of loan payoffs and regulatory charter limits and concentrations of credit limits. These and other factors could weaken our competitive position, which could adversely affect our growth and profitability. This, in turn, could have a material adverse effect on our business, financial condition, and results of operations.
Historically low interest rates could continue to adversely affect our net interest income and profitability
Our consolidated operating results are largely dependent on our net interest income. Net interest income is the difference between interest earned on loans and investments and interest expense incurred on deposits and other borrowings. Our net interest income is impacted by changes in market rates of interest, changes in credit spreads, changes in the shape of the yield curve, the interest rate sensitivity of our assets and liabilities, prepayments on our loan, leases and investments, and the mix of our funding sources and assets, among other things.
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
Changes in market interest rates could adversely affect our financial condition and results of operations
Our financial condition and results of operations are significantly affected by changes in market interest rates because our assets, primarily loans and leases, and our liabilities, primarily deposits, are monetary in nature. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Market interest rates are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events, and changes in the United States and other financial markets. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, including credit risk spreads, and by balance sheet growth, customer loan and deposit preferences and the timing of changes in these variables which themselves are impacted by changes in market interest rates. As a result, changes in market interest rates can significantly affect our net interest income as well as the fair market valuation of our assets and liabilities, particularly if they occur more quickly or to a greater extent than anticipated.
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
A substantial portion of our loan portfolio is secured by real estate. Deterioration in the real estate markets could lead to higher provisions for loan losses, which could have a material negative effect on our financial condition and results of operations
A substantial portion of our loan portfolio is secured by real estate. At December 31, 2015, our loan portfolio included $506.0 million in multi-family mortgage loans, or 40.8% of total loans, $226.7 million in nonresidential real estate loans, or 18.3% of total loans, and $159.5 million in one-to-four family residential real estate loans, or 12.9% of total loans (which includes $44.5 million in non-owner occupied one-to-four family residential real estate loans, or 3.6% of total loans). Adverse economic conditions and increased levels of unemployment in any of the selected markets in which we make multifamily loans and in the Chicago market with respect to commercial real estate loans and one-to-four family residential loans could cause us to experience higher levels of defaults, charge-offs, loan classifications and provisions for loan losses on our real estate loans and write-downs on our other real estate owned.
Adverse changes in local economic conditions and adverse conditions in an industry on which a local market in which we do business depends could hurt our business in a material way
Except for our lease and healthcare lending activities, which we conduct on a nationwide basis, and our multi-family lending activities, which we conduct in selected Metropolitan Statistical Areas, including the Metropolitan Statistical Areas for Chicago, Illinois, Dallas, Texas, Denver, Colorado, Tampa, Florida and Minneapolis, Minnesota, our loan and deposit activities are generally conducted in the Metropolitan Statistical Area for Chicago, Illinois. Our loan and deposit activities are directly affected by, and our financial success depends on, economic conditions within the local markets in which we do business, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends could adversely affect such factors as unemployment rates, business formations and expansions, housing demand, apartment vacancy rates and real estate values in the local market, and this could result in, among other things, a decline in loan and lease demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in loan delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of the collateral for our loans, and a decline in the net worth and liquidity of our borrowers and guarantors. Any of these factors could hurt our business in a material way.

The City of Chicago and the State of Illinois have experienced significant financial difficulties, and this could adversely impact certain borrowers and the economic vitality of the City and State
The City of Chicago and the State of Illinois are experiencing significant financial difficulties, including material pension funding shortfalls. Their debt ratings have been downgraded and the State of Illinois’ executive and legislative branches of government have been unable to reach agreement on a budget for the current fiscal year. These issues could impact the economic vitality of the City of Chicago and the State of Illinois and the businesses operating there, encourage businesses to leave the City of Chicago and the State of Illinois, and discourage new employers from starting or moving businesses to there. These issues could also result in delays in the payment of accounts receivable owed to borrowers that do business with the State of Illinois and Medicaid payments to nursing homes and other healthcare providers in Illinois, and impair their ability to repay their loans when due.
Repayment of our commercial and commercial real estate loans typically depends on the cash flows of the borrower. If a borrower's cash flows weaken or become uncertain, the loan may need to be classified, the collateral securing the loan may decline in value and we may need to increase our loan loss reserves or record a charge off
We underwrite our commercial and commercial real estate loans primarily based on the historical and expected cash flows of the borrower. Although we consider collateral in the underwriting process, it is a secondary consideration that generally relates to the risk of loss in the event of a borrower default. We follow the OCC's published guidance for assigning risk-ratings to loans, which emphasizes the strength of the borrower's cash flow. Specifically, the OCC's loan risk-rating guidance provides that the primary consideration in assigning risk-ratings to commercial and commercial real estate loans is the strength of the primary source of repayment, which is defined as a sustainable source of cash under the borrower's control that is reserved, explicitly or implicitly, to cover the debt obligation. The OCC's loan risk-rating guidance typically does not consider secondary repayment sources until the strength of the primary repayment source weakens, and collateral values typically do not have a significant impact on a loan's risk ratings until a loan is classified. Consequently, if a borrower's cash flows weaken or become uncertain, the loan may need to be classified, whether or not the loan is performing or fully secured. In addition, real estate appraisers typically place significant weight on the cash flows generated by income-producing real estate and the reliability of the cash flows in performing valuations. Thus, economic or borrower-specific conditions that cause a decline in a borrower's cash flows could cause our loan classifications to increase and the appraised value of the collateral securing our loans to decline, and require us to increase our loan loss reserves or record charge offs.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would be adversely impacted
In the event that our loan customers do not repay their loans according to their terms, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, including expenses of collecting the loan and managing and liquidating the collateral, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. At December 31, 2015, our allowance for loan losses was $9.7 million, which represented 0.78% of total loans and 271.30% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on internal and external loan reviews, our experience and our evaluation of economic conditions, among other factors. In addition, we make various estimates and assumptions about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. We also make judgments concerning our legal positions and the priority of our liens and interests in contested legal or bankruptcy proceedings, and at times, we may lack sufficient information to establish adequate specific reserves for loans involved in such proceedings. We base these estimates, assumptions and judgments on information that we consider reliable, but if an estimate, assumption or judgment that we make ultimately proves to be incorrect, additional provisions to our allowance for loan losses may become necessary. In addition, as an integral part of their supervisory and/or examination process, the OCC periodically reviews the methodology for and the sufficiency of the allowance for loan losses. The OCC has the authority to require us to recognize additions to the allowance based on their inclusion, exclusion or modification of risk factors or differences in judgments of information available to them at the time of their examination.
Repayment of our lease loans is typically dependent on the cash flows of the lessee, which may be unpredictable, and the collateral securing these loans may fluctuate in value
We lend money to small and mid-sized independent leasing companies to finance the debt portion of leases. A lease loan arises when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee. Our lease loans entail many of the same types of risks as our commercial loans. Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, the proceeds from the sale of the leased equipment may not be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2015, our lease loans totaled $265.4 million, or 21.4% of our total loan portfolio.
Our loan portfolio includes loans to healthcare providers, and the repayment of these loans is largely dependent upon the receipt of governmental reimbursements
At December 31, 2015, we had $50.7 million of loans and unused commitments to a variety of healthcare providers, including lines of credit secured by healthcare receivables. The repayment of these lines of credit is largely dependent on the borrower's receipt of payments and reimbursements under Medicaid, Medicare and in some cases private insurance contracts for the services they have provided. The ability of the borrowers to service loans we have made to them may be adversely impacted by the financial health of the state or federal payors, many of which have experienced budgetary stress, to make reimbursements for the services provided. The failure of one or more state or federal payors to make reimbursements owed to the operators of these facilities, or a significant delay in the making of such reimbursements, could adversely affect the ability of the operators of these facilities to repay their obligations to us. In addition, changes to national health care policy involving private health insurance policies may also affect the business prospects and financial condition or operations of commercial loan customers and commercial lessees involved in health care-related businesses.
New or changing tax, accounting, and regulatory rules and interpretations could have a significant impact on our strategic initiatives, results of operations, cash flows, and financial condition
The banking services industry is extensively regulated and the degree of regulation is increasing due to the Dodd-Frank Act and regulatory initiatives precipitated by the Dodd-Frank Act and the most recent economic downturn and the resulting disruptions that certain financial markets experienced. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations, control the methods by which financial institutions and their holding companies conduct business, engage in strategic and tax planning and implement strategic initiatives, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.
We are subject to security and operational risks relating to our use of technology, including the risk of cyber-attack or cyber-theft
Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, general ledger and virtually all other aspects of our business. We depend on the secure processing, storage and transmission of confidential and other information in our data processing systems, computers, networks and communications systems. Although we take numerous protective measures and otherwise endeavor to protect and maintain the privacy and security of confidential data, these systems may be vulnerable to unauthorized access, computer viruses, other malicious code, cyber-attacks, cyber-theft and other events that could have a security impact. If one or more of such events were to occur, this potentially could jeopardize confidential and other information processed and stored in, and transmitted through, our systems or otherwise cause interruptions or malfunctions in our or our customers' operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully covered by our insurance. Security breaches in our Internet banking activities could expose us to possible liability and deter customers from using our systems. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not fully protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Although we perform most data processing functions internally, we outsource certain services to third parties. If our third party providers encounter operational difficulties or security breaches, it could affect our ability to adequately process and account for customer transactions, which could significantly affect our business operations.
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

Our business and operations could be significantly impacted if we or our third party vendors suffer failure or disruptions of information processing systems, systems failures or security breaches
We have become increasingly dependent on communications, data processing and other information technology systems to manage and conduct our business and support our day-to-day banking, investment, and trust activities, some of which are provided through third-parties. If we or our third party vendors encounter difficulties or become the subject of a cyber-attack on or other breach of their operational systems, data or infrastructure, or if we have difficulty communicating with any such third party system, our business and operations could suffer. Any failure or disruption to our systems, or those of a third party vendor, could impede our transaction processing, service delivery, customer relationship management, data processing, financial reporting or risk management. Although we take ongoing monitoring, detection, and prevention measures and perform penetration testing and periodic risk assessments, our computer systems, software and networks and those of our third party vendors may be or become vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses, denial of service attacks, malicious social engineering or other malicious code, or cyber-attacks beyond what we can reasonably anticipate and such events could result in material loss. If any of our financial, accounting or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Security breaches in our online banking systems could also have an adverse effect on our reputation and could subject us to possible liability. Additionally, we could suffer disruptions to our systems or damage to our network infrastructure from events that are wholly or partially beyond our control, such as electrical or telecommunications outages, natural disasters, widespread health emergencies or pandemics, or events arising from local or larger scale political events, including terrorist acts. There can be no assurance that our policies, procedures and protective measures designed to prevent or limit the effect of a failure, interruption or security breach, or the policies, procedures and protective measures of our third party vendors, will be effective. If significant failure, interruption or security breaches do occur in our processing systems or those of our third party providers, we could suffer damage to our reputation, a loss of customer business, additional regulatory scrutiny, or exposure to civil litigation, additional costs and possible financial liability. In addition, our business is highly dependent on our ability to process, record and monitor, on a continuous basis, a large number of transactions. To do so, we are dependent on our employees and therefore, the potential for operational risk exposure exists throughout our organization, including losses resulting from human error. We could be materially adversely affected if one or more of our employees cause a significant operational breakdown or failure. If we fail to maintain adequate infrastructure, systems, controls and personnel relative to our size and products and services, our ability to effectively operate our business may be impaired and our business could be adversely affected.
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
Consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations
Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of Internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.
The Bank is subject to limits on certain types of commercial lending, which restricts our ability to grow our commercial loan portfolio and diversify our overall loan portfolio
Under the Home Owners Loan Act, the Bank may originate, invest in, sell or purchase unlimited loans on the security of residential real estate, while loans on nonresidential real estate generally may not, on a combined basis, exceed 400% of the Bank’s total capital. In addition, secured and unsecured commercial loans and certain types of commercial personal property leases may not exceed 20% of the Bank’s assets; however, amounts in excess of 10% of assets may only be used for small business loans. Further, the Bank may generally invest up to 35% of its assets in consumer loans, corporate debt securities and commercial paper on a combined basis. The Bank may invest up to 10% of its assets in tangible personal property, for rental or sale. Certain leases on tangible personal property are not aggregated with commercial or consumer loans for the purposes of determining compliance with the limitations set forth for those investment categories. These limitations limit our ability to grow our commercial loan portfolio and diversify our overall loan portfolio.
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
Our sources of funds are limited because of our holding company structure
The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank provide a significant source of cash for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. Under these statutes and regulations, the Bank is not permitted to pay dividends on its capital stock to the Company, its sole stockholder, if the dividend would reduce the stockholders' equity of the Bank below the amount of the liquidation account established in connection with the mutual-to-stock conversion. Federal savings banks may pay dividends without the approval of its primary federal regulator only if they meet applicable regulatory capital requirements before and after the payment of the dividends and total dividends do not exceed net income to date over the calendar year plus its retained net income over the preceding two years. Although the Bank's capital exceeded applicable regulatory requirements at December 31, 2015, the Bank did not have sufficient net income over the preceding two years to pay a dividend to the Company without receiving prior regulatory approval. The Company has also reserved $5.0 million of its available cash to maintain its ability to serve as a source of financial strength to the Bank. If in the future, the Company utilizes its available cash for other purposes and the Bank is unable to pay dividends to the Company, the Company may not have sufficient funds to pay dividends.
FDIC deposit insurance costs have increased and may increase further in the future
FDIC insurance rates have increased significantly, and we may pay higher FDIC deposit premiums in the future. The Dodd-Frank Act established 1.35% as the minimum Designated Reserve Ratio (“DRR”) for the deposit insurance fund. The FDIC has determined that the DRR should be 2.0% and has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act also required the FDIC to base deposit insurance premiums on an institution's total assets minus its tangible equity instead of its deposits. The FDIC has adopted final regulations that base assessments for banks and thrifts on a combination of financial ratios and regulatory ratings. The FDIC also revised the assessment schedule and established adjustments that increase assessments so that the range of assessments is now 2.5 basis points to 45 basis points of total assets less tangible equity. If there are any changes in the Bank’s financial ratios and regulatory ratings that require adjustments that increase its assessment, or, if circumstances require the FDIC to impose additional special assessments or further increase its quarterly assessment rates, our results of operations could be adversely impacted.
We will become subject to more stringent capital requirements, which could adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares
In July 2013, the federal banking agencies approved a new rule that substantially amends the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.
The final rule includes new minimum risk-based capital and leverage ratios, which became effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank exercised this one-time opt-out option. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The phase in of the new capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
We have analyzed the effects of these new capital requirements, and as of December 31, 2015 we believe that the Bank and the Company met all of these new requirements, including the full 2.5% capital conservation buffer.
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
The residential loans in our loan portfolio are sensitive to regional and local economic conditions
We originate fixed and adjustable rate loans secured by one-to-four family residential real estate.  Our general practice is to sell a majority of our newly originated fixed-rate residential real estate loans and to hold in portfolio a limited number of adjustable-rate residential real estate loans. Our portfolio also includes home equity lines of credit and fixed-rate second mortgage loans. Residential real estate lending is sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Residential loans with high combined loan-to-value ratios generally are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which could in turn adversely affect our financial condition and results of operations.
Recent regulations could restrict our ability to originate and sell residential loans
The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

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
In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain not less than 5% of the credit risk for any asset that is not a “qualified residential mortgage.” The regulatory agencies have issued a final rule to implement this requirement, which provides that the definition of “qualified residential mortgage” is the same as the definition of “qualified mortgage” issued by the Consumer Financial Protection Bureau for purposes of its regulations. These final rules could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans, any of which could limit our growth or profitability.

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
Non-Compliance with USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions
Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the U.S. Government imposed and will continue to expand laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations, but these policies may not be effective to provide such compliance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We conduct our business at 19 banking offices located in the Chicago metropolitan area.  We own our banking center facilities, except for our Chicago-Lincoln Park, and Northbrook offices, which are leased. We also operate four satellite loan and lease production offices, which are leased. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.
We believe our facilities in the aggregate are suitable and adequate to operate our banking and related business. Additional information with respect to premises and equipment is presented in Note 7 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

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
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of December 31, 2015 was 1,355. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The following table presents quarterly market information provided by the NASDAQ Stock Market for the Company’s common stock and cash dividends paid for the periods ended December 31, 2015 and 2014.

2014 and 2015 Quarterly Periods	High	Low	Close	Cash Dividends Paid
Quarter ended December 31, 2015	$13.22	$12.10	$12.63	$0.04
Quarter ended September 30, 2015	12.48	11.57	12.43	0.08
Quarter ended June 30, 2015	13.62	11.47	11.78	0.04
Quarter ended March 31, 2015	13.16	11.07	13.14	0.04
Quarter ended December 31, 2014	$12.17	$10.24	$11.86	$0.03
Quarter ended September 30, 2014	10.69	10.43	10.55	0.04
Quarter ended June 30, 2014	11.24	9.40	11.16	0.01
Quarter ended March 31, 2014	10.33	9.06	9.98	—
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
Recent Sales of Unregistered Securities
The Company had no sales of unregistered stock during the quarter ended December 31, 2015.

Repurchases of Equity Securities
On March 30, 2015, the Company announced that its Board had authorized the repurchase of up to 1,055,098 shares of the Company’s common stock, which represents approximately 5% of the Company’s issued and outstanding shares of common stock. On December 28, 2015, the Board extended this repurchase authorization from December 31, 2015 to December 31, 2016, and increased the number of shares that can be repurchased in accordance with the authorization by 1,046,868. As of December 31, 2015, the Company had repurchased 804,649 shares of its common stock out of the 2,101,966 shares of common stock authorized under this repurchase authorization. Since its inception, the Company has repurchased 5,043,783 shares of its common stock.

Stock Performance Graph
The following line graph shows a comparison of the cumulative returns for the Company, the Russell 2000 Index, the NASDAQ Bank Index, the ABA Community Bank NASDAQ Index and the KBW Regional Banking Index for the period beginning December 31, 2005 and ending December 31, 2015. The information assumes that $100 was invested at the closing price on December 31, 2005 in the Common Stock and each index, and that all dividends were reinvested.

	December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
BankFinancial Corporation	100.00	122.60	110.83	72.76	72.58	73.47	42.59	57.46	71.22	92.82	100.26
Russell 2000 Index	100.00	118.37	116.51	77.15	98.11	124.46	119.26	138.76	192.63	202.06	193.14
NASDAQ Bank Index	100.00	111.01	86.51	65.81	53.63	60.01	52.55	60.85	84.52	86.92	92.68
ABA Community Bank NASDAQ Index	100.00	110.83	83.35	67.04	52.71	57.58	52.68	60.76	84.60	86.98	93.46
KBW Bank Index	100.00	105.62	79.81	62.53	47.38	56.01	52.01	57.45	82.54	82.70	76.29

ITEM 6.	SELECTED FINANCIAL DATA
The following information is derived from the audited consolidated financial statements of the Company. For additional information, reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of the Company and related notes included elsewhere in this Annual Report.

	At and For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$1,512,443	$1,465,410	$1,453,594	$1,481,192	$1,563,575
Loans, net	1,232,257	1,172,356	1,098,077	1,030,465	1,227,391
Loans held-for-sale	—	—	—	2,166	1,918
Securities, at fair value	114,753	121,174	110,907	77,832	92,832
Core deposit intangible	1,305	1,855	2,433	3,038	3,671
Deposits	1,212,919	1,211,713	1,252,708	1,282,351	1,332,552
Borrowings	64,318	12,921	3,055	5,567	9,322
Equity	212,364	216,121	175,627	172,890	199,857

Selected Operating Data:
Interest and dividend income	$48,962	$49,349	$49,392	$60,727	$69,708
Interest expense	2,814	3,046	3,653	4,447	6,915
Net interest income	46,148	46,303	45,739	56,280	62,793
Provision for (recovery of) loan losses	(3,206)	(736)	(687)	31,522	22,723
Net interest income after provision for (recovery of) loan losses	49,354	47,039	46,426	24,758	40,070
Noninterest income	6,691	6,709	8,134	7,723	8,144
Noninterest expense (1)	41,945	44,451	51,262	59,590	84,535
Income (loss) before income taxes	14,100	9,297	3,298	(27,109)	(36,321)
Income tax expense (benefit) (2)	5,425	(31,317)	—	—	12,375
Net income (loss)	$8,675	$40,614	$3,298	$(27,109)	$(48,696)
Basic earnings (loss) per common share	$0.44	$2.01	$0.16	$(1.36)	$(2.46)
Diluted earnings (loss) per common share	$0.44	$2.01	$0.16	$(1.36)	$(2.46)
(footnotes on following page)

	At and For the Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	0.60%	2.83%	0.23%	(1.78)%	(3.00)%
Return on equity (ratio of net income (loss) to average equity)	4.03	22.58	1.89	(13.36)	(19.47)
Net interest rate spread (3)	3.36	3.35	3.28	3.86	4.09
Net interest margin (4)	3.43	3.40	3.33	3.93	4.20
Efficiency ratio (5)	79.38	83.85	95.15	93.11	85.53
Noninterest expense to average total assets (6)	2.90	3.10	3.53	3.92	3.74
Average interest-earning assets to average interest-bearing liabilities	132.32	123.09	121.50	123.17	122.68
Dividends declared per share	$0.20	$0.08	$0.04	$0.03	$0.22
Dividend payout ratio	47.8%	4.2%	25.6%	N.M.	N.M.
Asset Quality Ratios:
Nonperforming assets to total assets (7)	0.70%	1.27%	1.70%	2.61%	6.33%
Nonperforming loans to total loans	0.29	1.03	1.66	2.70	6.08
Allowance for loan losses to nonperforming loans	271.30	98.17	76.89	63.64	41.47
Allowance for loan losses to total loans	0.78	1.01	1.27	1.72	2.52
Net charge-offs to average loans outstanding	(0.08)	0.13	0.31	3.91	1.04
Capital Ratios:
Equity to total assets at end of period	14.04%	14.75%	12.08%	11.67%	12.78%
Average equity to average assets	14.88	12.54	12.05	13.36	15.42
Tier 1 leverage ratio (Bank only)	11.33	11.45	10.16	9.60	10.48
Other Data:
Number of full-service offices (8)	19	19	20	20	20
Employees (full-time equivalents)	251	269	301	352	357

(1)	Noninterest expense for the year ended December 31, 2011 includes a full goodwill impairment of $23.9 million.

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
The discussion and analysis that follows focuses on certain factors affecting our consolidated financial condition at December 31, 2015 and 2014, and our consolidated results of operations for the three years ended December 31, 2015. Our consolidated financial statements, the related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.
Overview of 2015
Due to increased marketing, expansion of commercial banking officers and markets, and the introduction of new commercial loan and lease products, total commercial loans increased by 7.8% in 2015, with diversified growth in multifamily loans, commercial and industrial loans and commercial leases. Since 2012, the Company has experienced an average 9.4% annual net increase in commercial loan balances.
The deposit portfolio remained stable during 2015 as we managed our deposit portfolio to retain and increase higher value core deposit relationships and maintain the lowest practicable cost of funds. We ended 2015 with our highest-ever core deposit ratio at 82% of total deposits.
Our net interest margin remained stable during 2015 as our loan growth offset the impact of lower market yields on loan originations and loan renewals, and our decision not to renew certain higher yielding loans based on their risk characteristics.
Noninterest income from customer loan, deposit, wealth management and trust fees increased, while income from mortgage banking operations declined as planned. We reduced our noninterest expense by 5.6% in 2015, focusing principally on efficiencies related to staffing, facilities and our ongoing initiatives to utilize technology-based transaction processing and customer information delivery capabilities.  At the same time, we increased advertising, marketing and staffing in all aspects of commercial lending to further accelerate commercial loan and lease growth.
We successfully executed our plan to reduce nonperforming assets and future nonperforming asset expenses during 2015.  Nonperforming loans to total loans declined from 1.03% at December 31, 2014 to 0.29% at December 31, 2015 of total loans and our ratio of nonperforming assets to total assets declined to 0.70% at December 31, 2015. In addition, consistent with our practices in previous years, we actively managed our loan portfolio to exit $24.5 million of multi-family and commercial real estate relationships based on their risk characteristics.
The Company has a strong capital position, and is well-capitalized under all applicable current and anticipated regulatory standards. In particular, the Company’s Tier 1 Risk-Based Capital ratio continues to benefit from the Company’s emphasis on originating high-quality multifamily loans that are eligible for the 50% risk-weight category under the risk-based capital rules, and selected commercial equipment leases to government entities that are eligible for the 20% risk-weight category.
The Company’s tangible book value per share increased to $10.40 from $10.15 in 2014. We increased dividends paid to shareholders by $2.5 million and reduced the total shares outstanding by 804,649 during 2015.
Outlook for 2016
We begin 2016 in a strong financial condition and with positive momentum. The combined effect of continued low market interest rates and yields and competitive forces in the Chicago metropolitan area and in our other business units is expected to maintain pressure on asset yields throughout 2016.  The Company’s interest rate risk position is neutral to slightly asset-sensitive, such that an increase in market interest rates will tend to be a positive factor in the Company’s earnings.
Our focus in 2016 will be on balance sheet growth as we continue to deploy our available surplus capital. We will continue the evolution of our loan portfolio towards a configuration that permits better growth rates in multiple, independent segments with comparable risk-adjusted yields.
We expect to expand our marketing of new deposit products to further improve deposit-related revenue in 2016; in addition, we may also be successful in further increasing revenues related to trust, non-deposit wealth management, and commercial property and casualty insurance sales due to new product capabilities and increased dedicated sales capacity. Core noninterest expense is expected to hold steady or continue to decline slightly despite increases in advertising and marketing expenses related to loan and deposit growth initiatives.  Through these actions, we hope to further improve our core operating earnings in 2016 to a level consistent with, or in excess of, peer institutions in our market.

Results of Operation
Net Income
Comparison of Year 2015 to 2014. We recorded net income of $8.7 million for the year ended December 31, 2015, compared to net income of $40.6 million for 2014. Net income for 2014 included a tax benefit of $35.1 million that we recorded to reflect the reversal of a valuation allowance that we established in 2011 for deferred tax assets. Excluding this tax benefit, net income for the year ended December 31, 2014 would have been $5.5 million. The $3.2 million, or 57.8%, increase in year over year earnings exclusive of the 2014 tax benefit was primarily due to the combined effect of a $2.5 million increase in the recovery of provision for loan losses and a $2.5 million decrease in noninterest expense for the year ended December 31, 2015. Our earnings per share of common stock was $0.44 for the year ended December 31, 2015, compared to $2.01 per share of common stock for the year ended December 31, 2014. Excluding the tax benefit that we recorded for the recovery of the deferred tax assets valuation allowance, our earnings per share of common stock would have been $0.27 for the year ended December 31, 2014.
Comparison of Year 2014 to 2013. We recorded net income of $40.6 million for the year ended December 31, 2014, compared to net income of $3.3 million for 2013. Net income for 2014 included a tax benefit of $35.1 million that we recorded to reflect the reversal of a valuation allowance that we established in 2011 for deferred tax assets. Excluding this tax benefit, net income for the year ended December 31, 2014 would have been $5.5 million. Net income for 2013 included a $1.3 million gain on sale of owner-occupied and investor-owned one-to-four family residential loans designated as held-for-sale. Our earnings per share of common stock was $2.01 for the year ended December 31, 2014, compared to $0.16 per share of common stock for the year ended December 31, 2013. Excluding the tax benefit that we recorded for the recovery of the deferred tax assets valuation allowance, our earnings per share of common stock would have been $0.27 for the year ended December 31, 2014.
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

	Years Ended December 31,
	2015			2014			2013
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,163,658	$47,488	4.08%	$1,126,511	$47,802	4.24%	$1,031,240	$47,691	4.62%
Securities	109,834	1,141	1.04	114,708	1,154	1.01	72,699	981	1.35
Stock in FHLBC	6,257	31	0.50	6,202	28	0.45	6,736	22	0.33
Other	64,434	302	0.47	113,535	365	0.32	262,425	698	0.27
Total interest-earning assets	1,344,183	48,962	3.64	1,360,956	49,349	3.63	1,373,100	49,392	3.60
Noninterest-earning assets	101,217			73,126			78,461
Total assets	$1,445,400			$1,434,082			$1,451,561
Interest-bearing Liabilities:
Savings deposits	$155,686	164	0.11	$153,671	158	0.10	$147,444	152	0.10
Money market accounts	336,179	1,054	0.31	347,367	1,116	0.32	343,823	1,169	0.34
NOW accounts	289,357	360	0.12	349,021	357	0.10	347,528	379	0.11
Certificates of deposit	225,990	1,216	0.54	252,629	1,407	0.56	288,351	1,939	0.67
Total deposits	1,007,212	2,794	0.28	1,102,688	3,038	0.28	1,127,146	3,639	0.32
Borrowings	8,674	20	0.23	2,980	8	0.27	2,964	14	0.47
Total interest-bearing liabilities	1,015,886	2,814	0.28	1,105,668	3,046	0.28	1,130,110	3,653	0.32
Noninterest-bearing deposits	192,528			129,282			129,755
Noninterest-bearing liabilities	21,882			19,285			16,818
Total liabilities	1,230,296			1,254,235			1,276,683
Equity	215,104			179,847			174,878
Total liabilities and equity	$1,445,400			$1,434,082			$1,451,561
Net interest income		$46,148			$46,303			$45,739
Net interest rate spread (1)			3.36%			3.35%			3.28%
Net interest-earning assets (2)	$328,297			$255,288			$242,990
Net interest margin (3)			3.43%			3.40%			3.33%
Ratio of interest-earning assets to interest-bearing liabilities	132.32%			123.09%			121.50%
_________________

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Year 2015 to 2014. Net interest income decreased by $155,000, or 0.3%, to $46.1 million for the year ended December 31, 2015, from $46.3 million for the year ended December 31, 2014. Our net interest rate spread increased one basis point to 3.36% for the year ended December 31, 2015, from 3.35% for 2014. Our net interest margin increased by three basis points to 3.43% for the year ended December 31, 2015, from 3.40% for 2014. Our average interest-earning assets decreased $16.8 million to $1.344 billion for the year ended December 31, 2015, from $1.361 billion for the year ended 2014. Our average interest-bearing liabilities decreased $89.8 million to $1.016 billion for the year ended December 31, 2015, from $1.106 billion for 2014.
Comparison of Year 2014 to 2013. Net interest income increased by $564,000, or 1.2%, to $46.3 million for the year ended December 31, 2014, from $45.7 million for the year ended December 31, 2013. Our net interest rate spread increased seven basis points to 3.35% for the year ended December 31, 2014, compared to 3.28% for 2013. Our net interest margin increased by seven basis points to 3.40% for the year ended December 31, 2014 from 3.33% for 2013. Our average interest-earning assets decreased $12.1 million to $1.361 billion for the year ended December 31, 2014, from $1.373 billion for 2013, and our average interest-bearing liabilities decreased $24.4 million to $1.106 billion for the year ended December 31, 2014, from $1.130 billion for 2013.
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

	Years Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,535	$(1,849)	$(314)	$4,205	$(4,094)	$111
Securities	(48)	35	(13)	465	(292)	173
Stock in FHLBC	—	3	3	(2)	8	6
Other	(194)	131	(63)	(449)	116	(333)
Total interest-earning assets	1,293	(1,680)	(387)	4,219	(4,262)	(43)
Interest-bearing liabilities:
Savings deposits	1	5	6	6	—	6
Money market accounts	(31)	(31)	(62)	13	(66)	(53)
NOW accounts	(63)	66	3	4	(26)	(22)
Certificates of deposit	(143)	(48)	(191)	(229)	(303)	(532)
Borrowings	13	(1)	12	—	(6)	(6)
Total interest-bearing liabilities	(223)	(9)	(232)	(206)	(401)	(607)
Change in net interest income	$1,516	$(1,671)	$(155)	$4,425	$(3,861)	$564

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
We recorded net recoveries of loan losses of $3.2 million, $736,000 and $687,000, respectively, for the years ended December 31, 2015, 2014 and 2013. The provision for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $1.9 million, or 16.3%, to $9.6 million at December 31, 2015, from $11.5 million at December 31, 2014. This decrease occurred primarily because the growth in our loan portfolio focused on loan types with lower loss ratios based on our historical loss experience, and improvements in the historical loan loss factors that occurred as the losses incurred in earlier periods aged and thus were either eliminated from the calculation or assigned a lower weight. Net recoveries were $907,000 in 2015, compared to net charge-offs of $1.4 million in 2014 and $3.2 million in 2013. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies,” “Risk Classification of Loans” and “Allowance for Loan Losses.”
Noninterest Income

	Years Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(Dollars in thousands)
Deposit service charges and fees	$2,248	$1,977	$2,005	$271	$(28)
Other fee income	2,143	2,238	2,250	(95)	(12)
Insurance commissions and annuities income	386	431	474	(45)	(43)
Gain on sale of loans, net	102	158	1,469	(56)	(1,311)
Loss on sale of securities	—	(7)	—	7	(7)
Gain (loss) on disposition of premises and equipment	(1)	5	(43)	(6)	48
Loan servicing fees	354	418	461	(64)	(43)
Amortization of servicing assets	(137)	(135)	(233)	(2)	98
Recovery (impairment) of servicing assets	(3)	(8)	65	5	(73)
Earnings on bank owned life insurance	194	235	313	(41)	(78)
Trust income	712	683	711	29	(28)
Other	693	714	662	(21)	52
Total noninterest income	$6,691	$6,709	$8,134	$(18)	$(1,425)
Comparison of Year 2015 to 2014. Our noninterest income remained stable at $6.7 million for the years ended December 31, 2015 and 2014. Deposit service charges and fees increased $271,000, or 13.7%, to $2.2 million for the year ended December 31, 2015, from $2.0 million for the year ended December 31, 2014, primarily due to increased fees from deposit accounts. Other fee income decreased $95,000, or 4.2%, to $2.1 million for the year ended December 31, 2015, from $2.2 million for the year ended December 31, 2014. The decrease is primarily due to decreased ATM surcharges and service charges in 2015 compared to 2014. Bank-owned life insurance produced earnings of $194,000 for 2015, a decrease of $41,000, or 17.4%, compared to $235,000 for 2014, due to decreased annualized policy returns.
Comparison of Year 2014 to 2013. Our noninterest income decreased by $1.4 million to $6.7 million for the year ended December 31, 2014, from $8.1 million for the year ended December 31, 2013, primarily due to a decrease in gain on sale of loans. Noninterest income for the year ended December 31, 2014 included a $158,000 gain on sale of loans, compared to a $1.5 million gain on sale of loans for the year ended December 31, 2013, which included recurring loan sale activity combined with the completion of the sale of the owner-occupied and investor-owned one-to four family residential loans that we designated as held-for-sale at December 31, 2012. The completion of this sale represented approximately $1.3 million of the $1.5 million gain on sale of loans that we recorded for the year ended December 31, 2013. We recorded an impairment of servicing assets of $8,000 for the year ended December 31, 2014, compared to a recovery of servicing assets of $65,000 in 2013. Bank-owned life insurance produced earnings of $235,000 for 2014, a decrease of $78,000, or 24.9%, compared to $313,000 for 2013, due to decreased annualized policy returns.
Noninterest Expense

	Years Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(Dollars in thousands)
Compensation and benefits	$22,222	$22,874	$26,195	$(652)	$(3,321)
Office occupancy and equipment	6,522	6,878	7,547	(356)	(669)
Advertising and public relations	991	1,107	925	(116)	182
Information technology	2,669	2,676	3,091	(7)	(415)
Supplies, telephone and postage	1,586	1,579	1,697	7	(118)
Amortization of intangibles	550	578	605	(28)	(27)
Nonperforming asset management	681	838	2,638	(157)	(1,800)
Loss (gain) on sale other real estate owned	(58)	35	148	(93)	(113)
Valuation adjustments of other real estate owned	548	438	550	110	(112)
Operations of other real estate owned	573	935	915	(362)	20
FDIC insurance premiums	904	1,416	1,913	(512)	(497)
Other	4,757	5,097	5,038	(340)	59
Total noninterest expense	$41,945	$44,451	$51,262	$(2,506)	$(6,811)
Comparison of Year 2015 to 2014. For the year ended December 31, 2015, noninterest expense decreased by $2.5 million, or 5.6%, to $41.9 million, compared to $44.5 million for the year ended December 31, 2014. Compensation and benefits expense decreased $652,000, or 2.9%, to $22.2 million for the year ended December 31, 2015, compared to $22.9 million in 2014. The decrease was due in part to the reduction in full time equivalent employees to 251 at December 31, 2015 from 269 at December 31, 2014, the impact of which was partially offset by a $600,000 increase in stock-based compensation to $1.7 million for the year ended December 31, 2015, from $1.1 million for 2014. Noninterest expense for 2015 included $1.7 million of nonperforming asset management and OREO expenses, compared to $2.2 million for 2014. Nonperforming asset management expenses decreased $157,000, or 18.7%, to $681,000 for the year ended December 31, 2015, compared to $838,000 in 2014. The decrease was primarily due to a decline in nonperforming assets and a corresponding decline in expenses relating to resolutions and accelerated dispositions of nonperforming assets. The most significant decrease in nonperforming asset management expense related to real estate taxes, which totaled $247,000 for the year ended December 31, 2015, compared to $417,000 for 2014. OREO expenses for the year ended December 31, 2015 totaled $1.1 million, and included a $548,000 valuation adjustment to OREO properties, compared to a $438,000 valuation adjustment in 2014. Noninterest expense for the for the year ended December 31, 2015 included a provision of $80,000 for mortgage representation and warranty reserve for mortgage loans sold, compared to a $73,000 provision for 2014.
Comparison of Year 2014 to 2013. For the year ended December 31, 2014, noninterest expense decreased by $6.8 million, or 13.3%, to $44.5 million from $51.3 million for 2013. Compensation and benefits expense decreased $3.3 million, or 12.7%, to $22.9 million for the year ended December 31, 2014, compared to $26.2 million in 2013. The decrease was due in substantial part to the reduction in full time equivalent employees to 269 at December 31, 2014 from 301 at December 31, 2013. Stock-based compensation for the year ended December 31, 2014 was $1.1 million, compared to $933,000 for 2013. This increase was attributable to an increase in ESOP expense resulting from the $2.70 increase in the Company’s stock price that occurred between December 31, 2013 and December 31, 2014. Noninterest expense for 2014 included $2.2 million of nonperforming asset management and OREO expenses, compared to $4.3 million for 2013. Nonperforming asset management expenses decreased $1.8 million, or 68.2%, to $838,000 for the year ended December 31, 2014, compared to $2.6 million in 2013. The decrease was primarily due to a decline in nonperforming assets and a corresponding decline in expenses relating to resolutions and accelerated dispositions of nonperforming assets. The most significant decreases in nonperforming asset management expense related to legal expenses, receiver fees, and real estate taxes, which totaled $665,000 for the year ended December 31, 2014, compared to $2.5 million for 2013. OREO expenses for the year ended December 31, 2014 totaled $1.4 million, and included a $438,000 valuation adjustment to OREO properties, compared to a $550,000 valuation adjustment in 2013. Noninterest expense for the year ended December 31, 2014 included a provision of $73,000 for mortgage representation and warranty reserve for mortgage loans sold, compared to a $118,000 provision for 2013, and $53,000 in compensatory fees and final settlements of loans serviced for others.

Noninterest expense for the year ended December 31, 2013 included the payment of $203,000 of settlements concerning two sold mortgage loans.
Income Taxes
Comparison of Year 2015 to 2014. For the year ended December 31, 2015 we recorded income tax expense of $5.4 million, compared to an income tax benefit of $31.3 million recorded in 2014, which included the full recovery of the valuation allowance of $35.1 million we established for deferred tax assets in 2011. The effective tax rate for the year ended December 31, 2015 was 38.48%.
Comparison of Year 2014 to 2013. For the year ended December 31, 2014 we recorded an income tax benefit of $31.3 million, which included the full recovery of the valuation allowance of $35.1 million we established for deferred tax assets in 2011. We reversed the valuation allowance for deferred tax assets as of December 31, 2014 based on management’s determination that it was more likely than not that the Company would realize the tax attributes underlying the deferred tax assets before they expired. In making this determination, management considered all available negative and positive evidence. For the year ended December 31, 2013, we recorded no income tax expense or benefit due to the existence of a full valuation allowance for deferred tax assets. See Note 12 of the "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K for further information. Excluding the full recovery of the valuation allowance, the effective tax rate for the year ended December 31, 2014 was 39.13%.
Comparison of Financial Condition at December 31, 2015 and December 31, 2014
Total assets increased $47.0 million, or 3.2%, to $1.512 billion at December 31, 2015, from $1.465 billion at December 31, 2014. The increase in total assets was primarily due to an increase in loans receivable, which was partially offset by a decrease in securities and deferred taxes. Net loans increased $59.9 million, or 5.1%, to $1.232 billion at December 31, 2015, from $1.172 billion at December 31, 2014. Net securities decreased by $6.4 million, or 5.3%, to $114.8 million at December 31, 2015, from $121.2 million at December 31, 2014.
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together totaled 87.0% of gross loans at December 31, 2015. Net loans receivable increased $59.9 million, or 5.1%, to $1.232 billion at December 31, 2015. Multi-family mortgage loans increased by $25.7 million, or 5.3%; commercial loans increased by $12.6 million, or 18.9%; nonresidential real estate loans decreased $7.8 million, or 3.3%; construction and land loans decreased by $572,000, or 30.3%; one-to-four family residential mortgage loans decreased by $20.8 million, or 11.6%; and commercial leases increased by $48.3 million, or 22.2%.
Our allowance for loan losses decreased by $2.3 million, or 19.2%, to $9.7 million at December 31, 2015, from $12.0 million at December 31, 2014. The decrease reflected the combined impact of a $3.2 million recovery of loan losses and $907,000 of net recoveries.
Securities decreased $6.4 million, or 5.3%, to $114.8 million at December 31, 2015, from $121.2 million at December 31, 2014, due primarily to proceeds from maturities of $59.8 million and repayments of $7.0 million on residential mortgage-backed securities and collateralized mortgage obligations, were partially offset by securities purchases of $60.7 million. During 2015 and 2014, we also invested in FDIC insured certificates of deposit issued by other insured depository institutions.
Deposits increased $1.2 million, or 0.1%, to $1.213 billion at December 31, 2015, from $1.212 billion at December 31, 2014, due to an increase in savings and checking accounts that was partially offset by a decrease in certificates of deposits. Core deposits (savings, money market, noninterest-bearing demand and NOW accounts) increased as a percentage of total deposits, representing 81.6% of total deposits at December 31, 2015, compared to 80.8% of total deposits at December 31, 2014.
The changes in the balances of noninterest bearing demand deposits and money market and interest-bearing NOW accounts were due in substantial part to efforts we undertook through the third quarter of 2015 to simplify our deposit account options.  As part of this process, we discontinued several older account types and converted the discontinued account types to current account types.  During the third quarter of 2015, we converted approximately 9,400 older account types, totaling $80 million, to current account types.  Approximately 48% of the converted accounts, or 4,500 accounts, were interest-bearing demand accounts that were converted to noninterest bearing demand accounts.  Approximately $45 million of the accounts that were converted to non-interest bearing account types have balances that could migrate to interest-bearing accounts if interest rates were to increase materially; accordingly, we have incorporated the possibility of such migration into our various interest-rate risk management scenarios.
Certificates of deposit decreased $10.2 million, or 4.4%, to $222.7 million at December 31, 2015, from $232.9 million at December 31, 2014. The decrease was primarily due to a lessening of our competitive pricing position pending the deployment of our excess liquidity through further loan growth.

Total stockholders’ equity was $212.4 million at December 31, 2015, compared to $216.1 million at December 31, 2014. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 804,649 shares of our common stock at a total cost of $10.0 million, and our declaration and payment of cash dividends totaling $4.1 million during the year ended December 31, 2015. These items were partially offset by net income of $8.7 million that we recorded for the year ended December 31, 2015. The unallocated shares of common stock that our ESOP owns were reflected as a $9.3 million reduction to stockholders’ equity at December 31, 2015, compared to a $10.3 million reduction to stockholders’ equity at December 31, 2014.
Securities
Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.
At December 31, 2015, our mortgage-backed securities and collateralized mortgage obligations (“CMOs”) reflected in the following table were issued by U.S. government-sponsored enterprises and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the federal government has affirmed its commitment to support. All securities reflected in the table were classified as available-for-sale at December 31, 2015, 2014 and 2013.
We hold FHLBC common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost of our FHLBC common stock as of December 31, 2015 was $6.3 million based on its par value. There is no market for FHLBC common stock. We purchased $189,000 of FHLBC stock during 2014 and redeemed $2.3 million of excess FHLBC stock during 2013. At December 31, 2015 we owned 431,000 shares of FHLBC common stock in excess of the number of shares we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances.
The following table sets forth the composition, amortized cost and fair value of our securities.

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities:
Certificates of deposits	$87,901	$87,901	$86,049	$86,049	$65,010	$65,010
Municipal securities	—	—	—	—	180	187
Equity mutual fund	500	507	500	509	500	497
SBA - guaranteed loan participation certificates	23	23	29	29	35	35
Total	88,424	88,431	86,578	86,587	65,725	65,729
Mortgage-backed Securities:
Mortgage-backed securities - residential	18,330	19,180	23,433	24,611	27,229	28,364
CMOs and REMICs - residential	7,111	7,142	9,936	9,976	16,851	16,814
Total mortgage-backed securities	25,441	26,322	33,369	34,587	44,080	45,178
	$113,865	$114,753	$119,947	$121,174	$109,805	$110,907
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
Portfolio Maturities and Yields
The composition and maturities of the securities portfolio and the mortgage-backed securities portfolio at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis, as the amount is immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities:
Certificates of deposit	$87,901	0.85%	$—	—%	$—	—%	$—	—%
Municipal securities	—	—	—	—	—	—	—	—
Equity mutual fund	500	1.85	—	—	—	—	—	—
SBA guaranteed loan participation certificates	—	—	23	1.75	—	—	—	—
	88,401	0.85	23	1.75	—	—	—	—
Mortgage-backed Securities:
Pass-through securities:
Fannie Mae	—	—	—	—	3	2.36	8,896	3.04
Freddie Mac	—	—	77	2.33	—	—	1,256	3.26
Ginnie Mae	—	—	—	—	71	1.88	8,027	2.36
CMOs and REMICs	—	—	—	—	546	1.81	6,565	0.65
	—	—	77	2.33	620	1.82	24,744	2.19
Total securities	$88,401	0.85%	$100	2.19%	$620	1.82%	$24,744	2.19%

Loan Portfolio
We originate multi-family mortgage loans, nonresidential real estate loans, commercial loans and commercial leases. In addition, we originate one-to-four family residential mortgage loans and consumer loans, and purchase and sell loan participations from time-to-time. We do not originate construction and land loans, but our loan portfolio contains residual balances of this loan type primarily resulting from our acquisition of another institution. Our principal loan products are discussed in Note 4 of the "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.
The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale, by type of loan.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential	$159,501	12.86%	$180,337	15.24%	$201,382	18.12%	$218,596	20.86%	$272,032	21.62%
Multi-family mortgage	506,026	40.80	480,349	40.60	396,058	35.64	352,019	33.60	423,615	33.67
Nonresidential real estate	226,735	18.28	234,500	19.82	263,567	23.72	264,672	25.26	311,641	24.77
Construction and land	1,313	0.10	1,885	0.16	6,570	0.59	8,552	0.82	19,852	1.58
Commercial loans	79,516	6.41	66,882	5.65	54,255	4.88	61,388	5.86	93,932	7.46
Commercial leases	265,405	21.40	217,143	18.36	187,112	16.84	139,783	13.34	134,990	10.73
Consumer	1,831	0.15	2,051	0.17	2,317	0.21	2,745	0.26	2,147	0.17
	1,240,327	100.00%	1,183,147	100.00%	1,111,261	100.00%	1,047,755	100.00%	1,258,209	100.00%
Net deferred loan origination costs	1,621		1,199		970		745		908
Allowance for loan losses	(9,691)		(11,990)		(14,154)		(18,035)		(31,726)
Total loans, net	$1,232,257		$1,172,356		$1,098,077		$1,030,465		$1,227,391
We engage in multi-family lending activities in carefully selected Metropolitan Statistical Areas outside of our primary lending area and engage in healthcare lending and commercial leasing activities on a nationwide basis. At December 31, 2015, $309.7 million, or 61.1%, or our multi-family loans were in the Metropolitan Statistical Area for Chicago, Illinois, while $47.5 million, or 9.4%, were in the Metropolitan Statistical Area for Dallas, Texas, $53.8 million, or 10.6%, were in the Metropolitan Statistical Area for Denver, Colorado, $22.4 million, or 4.4%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota, and $11.5 million, or 2.3%, were in the Metropolitan Statistical Area for Tampa, Florida.

Loan Portfolio Maturities
The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Within One Year	One Year Through Five Years	Beyond Five Years	Total
	(Dollars in thousands)
Scheduled Repayments of Loans:
One-to-four family residential	$18,398	$46,131	$94,972	$159,501
Multi-family mortgage	34,991	98,917	372,118	506,026
Nonresidential real estate	67,225	144,932	14,578	226,735
Construction and land	950	363	—	1,313
Commercial loans and leases	152,977	179,465	12,479	344,921
Consumer	429	1,003	399	1,831
	$274,970	$470,811	$494,546	$1,240,327

				Total
Loans Maturing After One Year:
Predetermined (fixed) interest rates				$426,565
Adjustable interest rates				538,792
				$965,357

Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At December 31, 2015, we had no loans in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as-is”, “as-stabilized” or “as-improved” basis is most likely to produce the highest net realizable value. If we determine that the “as-stabilized” or “as-improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of December 31, 2015, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans
One-to-four family residential	$2,455	$4,408	$4,741	$7,299	$10,622
Multi-family mortgage	821	4,481	7,098	3,517	14,807
Nonresidential real estate	296	3,245	5,847	8,985	29,927
Construction and land	—	—	382	2,210	3,246
Commercial	—	76	100	256	2,920
Commercial leases	—	—	—	—	22
Consumer	—	3	12	—	3
	3,572	12,213	18,180	22,267	61,547
Loans Past Due Over 90 Days, still accruing	—	—	228	329	350
Loans held-for-sale	—	—	—	1,752	—
Other real estate owned
One-to-four family residential	2,621	1,263	1,077	1,760	5,328
Multi-family mortgage	951	2,307	1,921	720	3,655
Nonresidential real estate	1,747	885	1,181	3,504	4,905
Land	1,692	1,903	2,127	1,323	2,237
	7,011	6,358	6,306	7,307	16,125
Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	10,583	18,571	24,714	31,655	78,022
Purchased impaired loans (1), (2)
One-to-four family residential				380	3,941
Multi-family mortgage				—	1,418
Nonresidential real estate				2,568	3,375
Construction and land				1,021	4,788
Commercial				20	1,078
				3,989	14,600
Purchased other real estate owned (1), (2)
One-to-four family residential				320	327
Nonresidential real estate				462	2,546
Land				2,269	3,482
				3,051	6,355
Purchased impaired loans and other real estate owned				7,040	20,955
Total nonperforming assets	$10,583	$18,571	$24,714	$38,695	$98,977

Ratios
Nonperforming loans to total loans	0.29%	1.03%	1.66%	2.70%	6.08%
Nonperforming assets to total assets	0.70%	1.27%	1.70%	2.61%	6.33%

(1)	Purchased impaired loans and purchased other real estate owned are no longer segregated after 2012.

(2)	Purchased impaired loans and purchased other real estate owned resulted from the Downers Grove National Bank acquisition.

Nonperforming Assets
Nonperforming assets decreased by $8.0 million in 2015, due in substantial part to the execution of the Company's plan to materially reduce nonperforming asset expenses and accelerate a return to the Company's historical asset quality levels. Nonperforming assets totaled $10.6 million at December 31, 2015, and $18.6 million at December 31, 2014. The decrease in nonperforming assets for the year ended December 31, 2015 reflected the disposition of $4.7 million of OREO, and numerous other nonperforming asset resolutions.
Approximately $5.9 million nonaccrual loans were transferred to OREO during the year ended December 31, 2015. These were primarily land, multifamily and nonresidential loans, comprising the majority of the decrease in nonaccrual loans for the period. We continue to experience modest quantities of defaults on residential loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.
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
Troubled Debt Restructurings
The Company had $2.7 million of TDRs at December 31, 2015, compared to $3.0 million at December 31, 2014, with $0 and $38,000 in specific valuation allowances allocated to those loans at December 31, 2015 and 2014, respectively. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.

The following table presents the Company's TDRs by class.

	At December 31,
	2015	2014
	(Dollars in thousands)
One-to-four family residential real estate	$1,385	$1,917
Multi-family mortgage	1,119	510
Accrual troubled debt restructured loans	2,504	2,427
One-to-four family residential real estate	174	230
Multi-family mortgage	—	346
Nonaccrual troubled debt restructured loans	174	576
Total troubled debt restructured loans	$2,678	$3,003
Risk Classification of Loans
Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets, or designated as special mention.
A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The risk-rating guidance published by the OCC clarifies that a loan with a well-defined weakness does not have to present a probability of default for the loan to be rated substandard, and that an individual loan’s loss potential does not have to be distinct for the loan to be rated substandard. An asset classified as doubtful has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted; such balances are promptly charged-off as required by applicable federal regulations. A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
Based on a review of our assets at December 31, 2015, classified loans consisted of $12.5 million performing substandard loans and $3.3 million of nonperforming loans. As of December 31, 2015, we had $2.2 million of loans designated as special mention.
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

Net Charge-offs and Recoveries
The following table sets forth activity in our allowance for loan losses.

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$11,990	$14,154	$18,035	$31,726	$22,180
Charge-offs
One-to-four family residential	(386)	(873)	(1,505)	(12,366)	(5,316)
Multi-family mortgage	(198)	(1,230)	(1,832)	(7,203)	(3,514)
Nonresidential real estate	(391)	(1,727)	(577)	(18,167)	(698)
Construction and land	—	(1)	(943)	(4,311)	(2,519)
Commercial loans	(152)	(123)	(425)	(4,960)	(1,394)
Commercial leases	—	(8)	—	(121)	(72)
Consumer	(16)	(12)	(55)	(103)	(93)
	(1,143)	(3,974)	(5,337)	(47,231)	(13,606)
Recoveries
One-to-four family residential	702	418	447	233	51
Multi-family mortgage	182	100	236	539	125
Nonresidential real estate	509	423	519	328	73
Construction and land	44	377	463	250	—
Commercial loans	611	1,225	470	626	173
Commercial leases	1	—	—	—	—
Consumer	1	3	8	42	7
	2,050	2,546	2,143	2,018	429
Net recoveries (charge-offs)	907	(1,428)	(3,194)	(45,213)	(13,177)
Provision for (recovery of) loan losses	(3,206)	(736)	(687)	31,522	22,723
Balance at end of year	$9,691	$11,990	$14,154	$18,035	$31,726

Ratios
Net charge-offs to average loans outstanding	(0.08)%	0.13%	0.31%	3.91%	1.04%
Allowance for loan losses to nonperforming loans	271.30	98.17	76.89	63.64	41.47
Allowance for loan losses to total loans	0.78	1.01	1.27	1.72	2.52
We had a recovery of loan losses of $3.2 million in 2015, compared to a recovery of $736,000 in 2014. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $1.9 million, or 16.3%, to $9.6 million at December 31, 2015, from $11.5 million at December 31, 2014. The reserve established for loans individually evaluated for impairment decreased $426,000, or 90.6%, to $44,000 at December 31, 2015, from $470,000 at December 31, 2014. Net recoveries were $907,000 for the year ended December 31, 2015, compared to net charge-offs of $1.4 million and $3.2 million for the years ended December 31, 2014, and December 31, 2013, respectively. Although our loan portfolio increased by $57.2 million for the year ended December 31, 2015, the combined impact of these two factors was sufficient to fully fund the allowance to reflect the growth in our loan portfolio.
The reduction in our allowance for loans and lease losses was predominately due to a 19 basis point reduction in our weighted average historical loss rates.
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

	At December 31,
	2015			2014			2013
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$1,704	$159,501	12.86%	$2,148	$180,337	15.24%	$3,848	$201,382	18.12%
Multi-family mortgage	3,610	506,026	40.80	5,205	480,349	40.60	4,444	396,058	35.64
Nonresidential real estate	2,582	226,735	18.28	2,940	234,500	19.82	3,735	263,567	23.72
Construction and land	43	1,313	0.10	80	1,885	0.16	393	6,570	0.59
Commercial loans	654	79,516	6.41	554	66,882	5.65	731	54,255	4.88
Commercial leases	1,073	265,405	21.40	1,009	217,143	18.36	946	187,112	16.84
Consumer	25	1,831	0.15	54	2,051	0.17	57	2,317	0.21
	$9,691	$1,240,327	100.00%	$11,990	$1,183,147	100.00%	$14,154	$1,111,261	100.00%

	At December 31,
	2012			2011
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$4,726	$218,596	20.86%	$6,103	$272,032	21.62%
Multi-family mortgage	4,580	352,019	33.60	6,082	423,615	33.67
Nonresidential real estate	5,545	264,672	25.26	13,756	311,641	24.77
Construction and land	1,031	8,552	0.82	1,684	19,852	1.58
Commercial loans	1,324	61,388	5.86	3,539	93,932	7.46
Commercial leases	666	139,783	13.34	504	134,990	10.73
Consumer	163	2,745	0.26	58	2,147	0.17
	$18,035	$1,047,755	100.00%	$31,726	$1,258,209	100.00%

Sources of Funds
Deposits. At December 31, 2015, our deposits totaled $1.213 billion. Interest-bearing deposits totaled $958.1 million and noninterest-bearing demand deposits totaled $254.8 million. NOW, savings and money market accounts totaled $735.4 million. Noninterest-bearing demand deposits at December 31, 2015 included $69,000 in internal checking accounts. At December 31, 2015, we had $222.7 million of certificates of deposit outstanding, of which $151.5 million had maturities of one year or less. Although a significant portion of our certificates of deposit are shorter-term certificates of deposit, we believe, based on historical experience and our current pricing strategy, that we will retain a significant portion of these accounts upon maturity.
The following table sets forth the distribution of total deposit accounts, by account type.

	Years Ended December 31,
	2015			2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand:
Retail	$99,839	8.32%	—%	$37,932	3.08%	—%	$37,779	3.01%	—%
Commercial	92,689	7.73	—	91,350	7.41	—	91,976	7.31	—
Total noninterest-bearing demand	192,528	16.05	—	129,282	10.49	—	129,755	10.32	—
Savings deposits	155,686	12.97	0.11	153,671	12.47	0.10	147,444	11.73	0.10
Money market accounts	336,179	28.02	0.31	347,367	28.20	0.32	343,823	27.36	0.34
Interest-bearing NOW accounts	289,357	24.12	0.12	349,021	28.33	0.10	347,528	27.65	0.11
Certificates of deposit	225,990	18.84	0.54	252,629	20.51	0.56	288,351	22.94	0.67
	$1,199,740	100.00%		$1,231,970	100.00%		$1,256,901	100.00%
The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2015:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$33,472	$28,463	$45,325	$41,470	$148,730
Certificates of deposit of $100,000 or more	11,409	10,155	22,721	29,686	73,971
Total certificates of deposit	$44,881	$38,618	$68,046	$71,156	$222,701
Borrowings. Our borrowings consist primarily of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings.

	At or For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at end of year	64,318	12,921	$3,055
Average balance during year	8,674	2,980	2,964
Maximum outstanding at any month end	64,318	12,921	3,398
Weighted average interest rate at end of year	0.28%	0.16%	0.25%
Average interest rate during year	0.23%	0.27%	0.47%

At December 31, 2015, we had the capacity to borrow an additional $307.8 million under our credit facilities with the FHLBC. Furthermore, we had unpledged securities that could be used to support in excess of $20.9 million of additional FHLBC borrowings.
At December 31, 2015, we had a line of credit with the Federal Reserve Bank of Chicago. At December 31, 2015, there were no outstanding federal funds borrowings and there was no outstanding balance on the line of credit.
Impact of Inflation and Changing Prices
The Company’s consolidated financial statements and the related notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation, if any, is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.
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
Quantitative Analysis. The following table sets forth, as of December 31, 2015, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(33,647)	(13.79)%	$113	0.24%
+300	(21,734)	(8.91)	120	0.25
+200	(11,598)	(4.75)	207	0.43
+100	2,876	1.18	207	0.43
0	—	—	—	—
-25	(491)	(0.20)	(301)	(0.63)
The table set forth above indicates that at December 31, 2015, in the event of an immediate 25 basis point decrease in interest rates, the Bank would be expected to experience a 0.20% decrease in NPV and a $301,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 4.75% decrease in NPV and a $207,000 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment of one-to-four family residential mortgage loans, multi-family mortgage loans, nonresidential real estate loans, commercial leases, construction and land loans, and commercial loans and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2015, 2014 and 2013, our loans originated for investment totaled $509.0 million, $513.4 million, and $524.6 million, respectively. Purchases of securities totaled $60.7 million, $73.1 million and $74.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.
These activities were funded primarily by principal repayments on loans and securities, and the sale of loans and securities. During the years ended December 31, 2015, 2014 and 2013, principal repayments on loans totaled $441.8 million, $432.6 million, and $453.2 million, respectively. During the years ended December 31, 2015, 2014 and 2013, principal repayments on securities totaled $7.0 million, $7.2 million, and $13.5 million, respectively. During the years ended December 31, 2015, 2014 and 2013, proceeds from maturities and sales of securities totaled $59.8 million, $55.8 million, and $26.8 million, respectively. During the years ended December 31, 2015, 2014 and 2013, the proceeds from the sale of loans held-for-sale totaled $3.9 million, $5.5 million and $11.7 million, respectively.
Loan origination commitments totaled $52.3 million at December 31, 2015, and consisted of $29.4 million of fixed-rate loans and $22.9 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers totaled $126.3 million and $1.1 million, respectively, at December 31, 2015. At December 31, 2015, commitments to sell mortgages totaled $64,000.
Deposit flows are generally affected by the level of market interest rates, the interest rates and other terms and conditions on deposit products offered by our banking competitors, and other factors. We had a net deposit increase of $1.2 million, for the year ended December 31, 2015, compared to net deposit decreases of $41.0 million and $29.6 million for the years ended December 31, 2014 and 2013, respectively. At times during recent periods, we have not actively competed for higher cost deposit accounts, including certificates of deposit, choosing instead to fund loan growth from the loan and lease repayments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2015 totaled $151.5 million. Based upon prior experience and our current pricing strategy, we believe that we will retain a significant portion of these deposits upon their maturities.
We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and may utilize additional sources of funds through FHLBC advances, of which $62.0 million were outstanding at December 31, 2015. At December 31, 2015 we had the ability to borrow an additional $307.8 million under our credit facilities with the FHLBC. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $20.9 million. Finally, at December 31, 2015, we had a line of credit available with the Federal Reserve Bank of Chicago. At December 31, 2015, there was no outstanding balance on this credit line.
Liquidity Management - Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $15.3 million of cash and cash equivalents and any cash dividends it may receive from the Bank.
During 2015, we paid $10.0 million to repurchase shares of our common stock and paid $4.1 million in cash dividends to stockholders, using the dividends received from the Bank.
As of December 31, 2015, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of December 31, 2015, we had no other material commitments for capital expenditures.
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
At December 31, 2015, actual and required capital ratios were:

	Consolidated Actual Ratio	BankFinancial F.S.B. Actual Ratio	Required for Capital Adequacy Purposes	To be Well-Capitalized under Prompt Corrective Action Provisions
Total capital (to risk-weighted assets)	17.89%	15.41%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	17.01	14.54	6.00	8.00
Common Tier 1 (CET1)	17.01	14.54	4.50	6.50
Tier 1 (core) capital (to adjusted total assets)	13.26	11.33	4.00	5.00
As of December 31, 2015 the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
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
Total stockholders’ equity was $212.4 million at December 31, 2015, compared to $216.1 million at December 31, 2014. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 804,649 shares of our common stock at a total cost of $10.0 million, and our declaration and payment of cash dividends totaling $4.1 million during the year ended December 31, 2015. These items were partially offset by net income of $8.7 million that we recorded for the year ended December 31, 2015. The unallocated shares of common stock that our ESOP owns were reflected as a $9.3 million reduction to stockholders’ equity at December 31, 2015, compared to a $10.3 million reduction to stockholders’ equity at December 31, 2014.
Cash Dividends. Our Board of Directors declared four quarterly cash dividends of $0.04 per share and one special dividend of $0.04 per share during 2015, totaling $4.1 million.
Stock Repurchase Program. On March 30, 2015, the Company announced that its Board had authorized the repurchase of up to 1,055,098 shares of the Company’s common stock, which represents approximately 5% of the Company’s issued and outstanding shares of common stock. On December 28, 2015, the Board extended this repurchase authorization from December 31, 2015 to December 31, 2016, and increased the number of shares that can be repurchased in accordance with the authorization by 1,046,868. As of December 31, 2015, the Company had repurchased 804,649 shares of its common stock out of the 2,101,966 shares of common stock authorized under this repurchase authorization. Since its inception, the Company has repurchased 5,043,783 shares of its common stock.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans that we make. Although we consider commitments to extend credit in determining our allowance for loan losses, at December 31, 2015, we had made no provision for losses on commitments to extend credit, and had no specific or general allowance for losses on such commitments, as we have had no historical loss experience with commitments to extend credit and we believed that no probable and reasonably estimable losses were inherent in our portfolio as a result of our commitments to extend credit. For additional information, see Note 16 of the "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2015. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
Contractual Obligations
Certificates of deposit	$151,545	$60,231	$10,925	$—	$222,701
Borrowings	62,000	—	—	—	62,000
Standby letters of credit	1,070	5	—	—	1,075
Operating leases	448	948	930	4,708	7,034
Total	$215,063	$61,184	$11,855	$4,708	$292,810
Commitments to extend credit	$178,655	$—	$—	$—	$178,655
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
Although we determined a valuation allowance was not required for any deferred tax assets at December 31, 2015 and 2014, there is no guarantee that a valuation allowance will not be required in the future.
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2015, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited the accompanying consolidated statements of financial condition of BankFinancial Corporation (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankFinancial Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Crowe Horwath LLP
Oak Brook, Illinois
February 10, 2016

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Cash and due from other financial institutions	$13,192	$9,693
Interest-bearing deposits in other financial institutions	46,185	49,888
Cash and cash equivalents	59,377	59,581
Securities, at fair value	114,753	121,174
Loans receivable, net of allowance for loan losses: December 31, 2015, $9,691 and December 31, 2014, $11,990	1,232,257	1,172,356
Other real estate owned, net	7,011	6,358
Stock in Federal Home Loan Bank, at cost	6,257	6,257
Premises and equipment, net	32,726	34,286
Accrued interest receivable	4,226	3,926
Core deposit intangible	1,305	1,855
Bank owned life insurance	22,387	22,193
Deferred taxes	26,695	31,643
Other assets	5,449	5,781
Total assets	$1,512,443	$1,465,410

Liabilities
Deposits
Noninterest-bearing	$254,830	$134,129
Interest-bearing	958,089	1,077,584
Total deposits	1,212,919	1,211,713
Borrowings	64,318	12,921
Advance payments by borrowers for taxes and insurance	11,528	11,489
Accrued interest payable and other liabilities	11,314	13,166
Total liabilities	1,300,079	1,249,289
Commitments and contingent liabilities
Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 20,297,317 shares issued at December 31, 2015 and 21,101,966 shares issued at December 31, 2014	203	211
Additional paid-in capital	184,797	193,845
Retained earnings	36,114	31,584
Unearned Employee Stock Ownership Plan shares	(9,297)	(10,276)
Accumulated other comprehensive income	547	757
Total stockholders’ equity	212,364	216,121
Total liabilities and stockholders’ equity	$1,512,443	$1,465,410

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the years ended December 31,
	2015	2014	2013
Interest and dividend income
Loans, including fees	$47,488	$47,802	$47,691
Securities	1,141	1,154	981
Other	333	393	720
Total interest income	48,962	49,349	49,392
Interest expense
Deposits	2,794	3,038	3,639
Borrowings	20	8	14
Total interest expense	2,814	3,046	3,653
Net interest income	46,148	46,303	45,739
Provision for (recovery of) loan losses	(3,206)	(736)	(687)
Net interest income after provision for (recovery of) loan losses	49,354	47,039	46,426
Noninterest income
Deposit service charges and fees	2,248	1,977	2,005
Other fee income	2,143	2,238	2,250
Insurance commissions and annuities income	386	431	474
Gain on sale of loans, net	102	158	1,469
Loss on sale of securities (includes $7 accumulated other comprehensive income reclassifications for unrealized net losses on available for sale securities for the year ended December 31, 2014)	—	(7)	—
Gain (loss) on disposition of premises and equipment, net	(1)	5	(43)
Loan servicing fees	354	418	461
Amortization and impairment of servicing assets	(140)	(143)	(168)
Earnings on bank owned life insurance	194	235	313
Trust	712	683	711
Other	693	714	662
Total noninterest income	6,691	6,709	8,134
Noninterest expense
Compensation and benefits	22,222	22,874	26,195
Office occupancy and equipment	6,522	6,878	7,547
Advertising and public relations	991	1,107	925
Information technology	2,669	2,676	3,091
Supplies, telephone, and postage	1,586	1,579	1,697
Amortization of intangibles	550	578	605
Nonperforming asset management	681	838	2,638
Operations of other real estate owned	1,063	1,408	1,613
FDIC insurance premiums	904	1,416	1,913
Other	4,757	5,097	5,038
Total noninterest expense	41,945	44,451	51,262
Income before income taxes	14,100	9,297	3,298
Income tax expense (benefit)	5,425	(31,317)	—
Net income	$8,675	$40,614	$3,298
Basic earnings per common share	$0.44	$2.01	$0.16
Diluted earnings per common share	$0.44	$2.01	$0.16
Weighted average common shares outstanding	19,918,003	20,177,271	20,020,838
Diluted weighted average common shares outstanding	19,921,519	20,186,376	20,025,321

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the years ended December 31,
	2015	2014	2013
Net income	$8,675	$40,614	$3,298
Unrealized holding gain (loss) on securities arising during the period	(339)	118	(699)
Tax effect	129	213	—
Unrecognized holding gain (loss) on securities arising during the period, net of tax	(210)	331	(699)
Reclassification adjustment for losses included in net income	—	7	—
Other comprehensive income (loss)	(210)	338	(699)
Comprehensive income	$8,465	$40,952	$2,599

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except shares and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income (Loss)	Total
Balance at January 1, 2013	$211	$193,590	$(9,796)	$(12,233)	$1,118	$172,890
Net income	—	—	3,298	—	—	3,298
Other comprehensive loss, net of tax effect	—	—	—	—	(699)	(699)
Nonvested stock awards-stock-based compensation expense	—	86	—	—	—	86
Cash dividends declared on common stock ($0.04 per share)	—	—	(844)	—	—	(844)
ESOP shares earned	—	(82)	—	978	—	896
Balance at December 31, 2013	211	193,594	(7,342)	(11,255)	419	175,627
Net income	—	—	40,614	—	—	40,614
Other comprehensive income, net of tax effect	—	—	—	—	338	338
Nonvested stock awards-stock-based compensation expense	—	70	—	—	—	70
Cash dividends declared on common stock ($0.08 per share)	—	—	(1,688)	—	—	(1,688)
ESOP shares earned	—	181	—	979	—	1,160
Balance at December 31, 2014	211	193,845	31,584	(10,276)	757	216,121
Net income	—	—	8,675	—	—	8,675
Other comprehensive loss, net of tax effect	—	—	—	—	(210)	(210)
Repurchase and retirement of common stock (804,649 shares)	(8)	(9,962)	—	—	—	(9,970)
Nonvested stock awards-stock-based compensation expense	—	657	—	—	—	657
Cash dividends declared on common stock ($0.20 per share)	—	—	(4,145)	—	—	(4,145)
ESOP shares earned	—	257	—	979	—	1,236
Balance at December 31, 2015	$203	$184,797	$36,114	$(9,297)	$547	$212,364

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$8,675	$40,614	$3,298
Adjustments to reconcile to net income to net cash from operating activities
Recovery of loan losses	(3,206)	(736)	(687)
ESOP shares earned	1,236	1,160	896
Stock–based compensation expense	657	70	86
Depreciation and amortization	3,682	3,811	4,453
Amortization and accretion on securities and loans	(312)	(438)	(736)
Amortization of core deposit and other intangible assets	550	578	605
Amortization and impairment of servicing assets	140	143	168
Net change in net deferred loan origination costs	(422)	(229)	(225)
Net loss on sale of other real estate owned	(59)	35	148
Net gain on sale of loans	(102)	(158)	(1,469)
Net loss on sale of securities	—	7	—
Net (gain) loss on disposition of premises and equipment	1	(5)	43
Loans originated for sale	(3,838)	(5,323)	(10,771)
Proceeds from sale of loans	3,940	5,481	11,670
Other real estate owned valuation adjustments	548	438	550
Net change in:
Deferred income tax	5,079	(31,643)	—
Accrued interest receivable	(300)	7	213
Earnings on bank owned life insurance	(194)	(235)	(313)
Other assets	659	2,874	(243)
Accrued interest payable and other liabilities	(1,852)	1,394	2,093
Net cash from operating activities	14,882	17,845	9,779
Cash flows from investing activities
Securities
Proceeds from maturities	59,804	52,103	26,813
Proceeds from principal repayments	6,984	7,179	13,492
Proceeds from sales of securities	—	3,663	—
Purchases of securities	(60,744)	(73,142)	(74,220)
Loans receivable
Loan participations sold	3,350	—	—
Principal payments on loans receivable	441,820	432,571	453,153
Originated for investment	(509,018)	(513,384)	(524,592)
Proceeds from sale of loans	—	—	2,868
Proceeds of redemption of Federal Home Loan Bank of Chicago stock	—	—	2,344
Purchase of Federal Home Loan Bank of Chicago stock	—	(189)	—
Proceeds from sale of other real estate owned	4,733	4,914	8,838
Purchase of premises and equipment, net	(542)	(1,176)	(10)
Net cash used in investing activities	(53,613)	(87,461)	(91,314)

(Continued)

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2015	2014	2013
Cash flows from financing activities
Net change in deposits	$1,206	$(40,995)	$(29,643)
Net change in borrowings	51,397	9,866	(2,512)
Net change in advance payments by borrowers for taxes and insurance	39	1,057	(273)
Repurchase and retirement of common stock	(9,970)	—	—
Cash dividends paid on common stock	(4,145)	(1,688)	(844)
Net cash from (used in) financing activities	38,527	(31,760)	(33,272)
Net change in cash and cash equivalents	(204)	(101,376)	(114,807)
Beginning cash and cash equivalents	59,581	160,957	275,764
Ending cash and cash equivalents	$59,377	$59,581	$160,957

Supplemental disclosures of cash flow information:
Interest paid	$2,844	$3,070	$3,697
Income taxes paid	363	114	—
Income taxes refunded	7	—	461
Loans transferred to other real estate owned	5,875	5,449	5,512

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
At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than a year old, a new appraisal is obtained on the underlying collateral. Appraisals are updated with a new independent appraisal at least annually and are formally reviewed by our internal appraisal department upon receipt of a new appraisal. All impaired loans and their related reserves are reviewed and updated each quarter. With an immaterial number of exceptions, all appraisals and internal reviews are current under this methodology at December 31, 2015.
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
Other Real Estate Owned: Foreclosed assets are initially recorded at fair value less cost to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when the legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at a lower of cost or fair value less estimated cost to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating expenses, gains and losses on disposition, and changes in the valuation allowance are reported in noninterest expense as operations of other real estate owned ("OREO").
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
This analysis is updated quarterly and adjusted as necessary. At December 31, 2015, the Company had a net deferred tax asset of $26.7 million, after recording a full recovery of the valuation allowance in 2014.
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
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements as of December 31, 2015.
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
Recent Accounting Pronouncements
In January 2014, the FASB amended existing guidance to clarify when a creditor should derecognize a loan receivable and recognized collateral asset. An in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This amendment is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this standard did not have a material impact on the Company’s results of operation or financial position but did require expansion of the Company’s disclosures.
In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update originally were to become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. During 2015, FASB delayed the effectiveness by one year to annual periods and interim periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On January 5, 2016, the FASB issued an update (ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities). The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for non-public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is to be required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
NOTE 2 - EARNINGS PER SHARE
Amounts reported in earnings per share reflect net income available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares and unvested restricted stock shares. Stock options and restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock.

	For the years ended December 31,
	2015	2014	2013
Net income available to common stockholders	$8,675	$40,614	$3,298
Average common shares outstanding	20,708,775	21,101,966	21,091,399
Less:
Unearned ESOP shares	(780,227)	(905,235)	(1,054,140)
Unvested restricted stock shares	(10,545)	(19,460)	(16,421)
Weighted average common shares outstanding	19,918,003	20,177,271	20,020,838
Add - Net effect of dilutive stock options and unvested restricted stock	3,516	9,105	4,483
Weighted average dilutive common shares outstanding	19,921,519	20,186,376	20,025,321
Basic earnings per common share	$0.44	$2.01	$0.16
Diluted earnings per common share	$0.44	$2.01	$0.16
Number of antidilutive stock options excluded from the diluted earnings per share calculation	536,459	—	—
Weighted average exercise price of anti-dilutive option shares	$12.99	$—	$—

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Certificates of deposit	$87,901	$—	$—	$87,901
Equity mutual fund	500	7	—	507
Mortgage-backed securities - residential	18,330	880	(30)	19,180
Collateralized mortgage obligations - residential	7,111	41	(10)	7,142
SBA-guaranteed loan participation certificates	23	—	—	23
	$113,865	$928	$(40)	$114,753
December 31, 2014
Certificates of deposit	$86,049	$—	$—	$86,049
Equity mutual fund	500	9	—	509
Mortgage-backed securities - residential	23,433	1,218	(40)	24,611
Collateralized mortgage obligations - residential	9,936	53	(13)	9,976
SBA-guaranteed loan participation certificates	29	—	—	29
	$119,947	$1,280	$(53)	$121,174
Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at December 31, 2015 and 2014.
The amortized cost and fair values of securities at December 31, 2015 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015
	Amortized Cost	Fair Value
Due in one year or less	$87,901	$87,901
Equity mutual fund	500	507
Mortgage-backed securities - residential	18,330	19,180
Collateralized mortgage obligations - residential	7,111	7,142
SBA-guaranteed loan participation certificates	23	23
	$113,865	$114,753
Investment securities available for sale with carrying amounts of $6.0 million and $6.8 million at December 31, 2015 and 2014, respectively, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES (continued)

Sales of securities were as follows:

	For the years ended December 31,
	2015	2014	2013
Proceeds	$—	$3,663	$—
Gross gains	—	—	—
Gross losses	—	7	—
Securities with unrealized losses at December 31, 2015 and 2014 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2015
Mortgage-backed securities - residential	$—	$—	$1,724	$(30)	$1,724	$(30)
Collateralized mortgage obligations - residential	—	—	1,299	(10)	1,299	(10)
	$—	$—	$3,023	$(40)	$3,023	$(40)

December 31, 2014
Mortgage-backed securities - residential	—	—	2,126	(40)	2,126	(40)
Collateralized mortgage obligations - residential	—	—	1,847	(13)	1,847	(13)
	$—	$—	$3,973	$(53)	$3,973	$(53)
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
Certain residential mortgage-backed securities and collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at December 31, 2015, but the unrealized loss was not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell the securities before their anticipated recovery occurs.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE

Loans receivable are as follows:

	December 31,
	2015	2014
One-to-four family residential real estate	$159,501	$180,337
Multi-family mortgage	506,026	480,349
Nonresidential real estate	226,735	234,500
Construction and land	1,313	1,885
Commercial loans	79,516	66,882
Commercial leases	265,405	217,143
Consumer	1,831	2,051
	1,240,327	1,183,147
Net deferred loan origination costs	1,621	1,199
Allowance for loan losses	(9,691)	(11,990)
Loans, net	$1,232,257	$1,172,356
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
Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. In general, loan amounts range between $250,000 and $3.0 million. Approximately 38.7% of the collateral is located outside of our primary market area; however, we do not have a concentration in any single market outside of our primary market territory. In underwriting multi-family mortgage loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties and, proximity to diverse employment opportunities. Multi-family mortgage loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. Personal guarantees are usually obtained from multi-family mortgage borrowers.
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
The Company’s commercial leases are secured primarily by technology equipment, medical equipment, material handling equipment and other capital equipment. Lessees tend to be publicly-traded companies with investment-grade rated debt or companies that have not issued public debt and therefore do not have a public debt rating. The Company requires that a minimum of 50% of our commercial lessees have an investment grade public debt rating by Moody’s or Standard & Poors, or the equivalent. Commercial leases to these entities have a maximum maturity of seven years and a maximum outstanding credit exposure of $15.0 million to any single entity. If the lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other customer. Typically, commercial leases to these lessees have a maximum maturity of five years and a maximum outstanding credit exposure of $5.0 million to any single entity. In addition, the Company will originate commercial leases to lessees with below-investment grade public debt ratings and have a maximum outstanding credit exposure of $10.0 million to any single entity. Lease loans are almost always fully amortizing, with fixed interest rates.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2015
One-to-four family residential real estate	$—	$1,704	$1,704	$2,672	$156,829	$159,501
Multi-family mortgage	41	3,569	3,610	2,879	503,147	506,026
Nonresidential real estate	3	2,579	2,582	2,099	224,636	226,735
Construction and land	—	43	43	—	1,313	1,313
Commercial loans	—	654	654	—	79,516	79,516
Commercial leases	—	1,073	1,073	—	265,405	265,405
Consumer	—	25	25	—	1,831	1,831
	$44	$9,647	$9,691	$7,650	$1,232,677	1,240,327
Net deferred loan origination costs						1,621
Allowance for loan losses						(9,691)
Loans, net						$1,232,257

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2014
One-to-four family residential real estate	$8	$2,140	$2,148	$4,174	$176,163	$180,337
Multi-family mortgage	226	4,979	5,205	5,282	475,067	480,349
Nonresidential real estate	236	2,704	2,940	4,690	229,810	234,500
Construction and land	—	80	80	—	1,885	1,885
Commercial loans	—	554	554	76	66,806	66,882
Commercial leases	—	1,009	1,009	—	217,143	217,143
Consumer	—	54	54	—	2,051	2,051
	$470	$11,520	$11,990	$14,222	$1,168,925	1,183,147
Net deferred loan origination costs						1,199
Allowance for loan losses						(11,990)
Loans, net						$1,172,356

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses is as follows:

	For the years ended December 31,
	2015	2014	2013
Beginning balance	$11,990	$14,154	$18,035
Loans charged off:
One-to-four family residential real estate	(386)	(873)	(1,505)
Multi-family mortgage	(198)	(1,230)	(1,832)
Nonresidential real estate	(391)	(1,727)	(577)
Construction and land	—	(1)	(943)
Commercial loans	(152)	(123)	(425)
Commercial leases	—	(8)	—
Consumer	(16)	(12)	(55)
	(1,143)	(3,974)	(5,337)
Recoveries:
One-to-four family residential real estate	702	418	447
Multi-family mortgage	182	100	236
Nonresidential real estate	509	423	519
Construction and land	44	377	463
Commercial loans	611	1,225	470
Commercial leases	1	—	—
Consumer	1	3	8
	2,050	2,546	2,143
Net recoveries (charge-off)	907	(1,428)	(3,194)
Recovery of loan losses	(3,206)	(736)	(687)
Ending balance	$9,691	$11,990	$14,154
Purchased Impaired Loans
As a result of its acquisition of Downers Grove National Bank, the Company holds purchased loans for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected as of the date of the acquisition. The Company held no purchased impaired loans at December 31, 2015 and one purchased impaired loan at December 31, 2014, with a recorded investment value of $52,000.

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
Less unamortized discount
Less previous charge-offs
Plus recorded accrued interest
Less reserve for uncollected interest
= Recorded investment
The following tables present loans individually evaluated for impairment by class of loans:

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2015
With no related allowance recorded
One-to-four family residential real estate	$3,203	$2,637	$637	$—	$2,708	$24
One-to-four family residential real estate - non-owner occupied	23	21	2	—	859	—
Multi-family mortgage	1,863	1,837	—	—	1,962	78
Wholesale commercial lending	511	507	—	—	514	34
Nonresidential real estate	2,066	2,049	—	—	1,877	102
	7,666	7,051	639	—	7,920	238
With an allowance recorded
Multi-family mortgage	518	518	—	41	1,181	—
Nonresidential real estate	62	39	27	3	1,439	—
	580	557	27	44	2,620	—
	$8,246	$7,608	$666	$44	$10,540	$238

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2014
With no related allowance recorded
One-to-four family residential real estate	$3,246	$2,656	$649	$—	$2,777	$44
One-to-four family residential real estate - non-owner occupied	1,481	1,425	57	—	745	76
Multi-family mortgage	3,174	2,593	481	—	3,419	120
Wholesale commercial lending	519	513	—	—	401	—
Nonresidential real estate	2,118	2,068	6	—	4,175	72
Commercial loans - secured	76	76	—	—	93	3
	10,614	9,331	1,193	—	11,610	315
With an allowance recorded
One-to-four family residential real estate - non-owner occupied	115	78	37	8	202	—
Multi-family mortgage	2,713	2,131	624	226	2,343	48
Nonresidential real estate	2,950	2,605	326	236	1,718	67
	5,778	4,814	987	470	4,263	115
	$16,392	$14,145	$2,180	$470	$15,873	$430
Nonaccrual loans
The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, still accruing
December 31, 2015
One-to-four family residential real estate	$2,704	$2,263	$—
One-to-four family residential real estate – non owner occupied	92	192	—
Multi-family mortgage	829	821	—
Nonresidential real estate	324	296	—
	$3,949	$3,572	$—
December 31, 2014
One-to-four family residential real estate	$4,793	$4,210	$—
One-to-four family residential real estate – non owner occupied	291	198	—
Multi-family mortgage	5,638	4,481	—
Nonresidential real estate	4,023	3,245	—
Commercial loans – secured	76	76	—
Consumer loans	3	3	—
	$14,824	$12,213	$—

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
The Company’s reserve for uncollected loan interest was $181,000 and $464,000 at December 31, 2015 and 2014, respectively. Except for purchased impaired loans, when a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.
Past Due Loans
The following tables present the aging of the recorded investment in past due loans at December 31, 2015 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$2,000	$572	$1,997	$4,569	$109,893	$114,462
One-to-four family residential real estate - non-owner occupied	299	164	192	655	43,557	44,212
Multi-family mortgage - Illinois	651	283	821	1,755	312,620	314,375
Multi-family mortgage - Other	—	—	—	—	188,178	188,178
Nonresidential real estate	—	—	296	296	223,018	223,314
Construction	—	—	—	—	21	21
Land	—	—	—	—	1,279	1,279
Commercial loans:
Regional Commercial Banking	4	150	—	154	29,890	30,044
Health Care	—	—	—	—	31,862	31,862
Direct Commercial Lessor	—	—	—	—	17,873	17,873
Commercial leases:			—
Investment rated commercial leases	50	363	—	413	170,859	171,272
Other commercial leases	—	—	—	—	95,800	95,800
Consumer	21	—	—	21	1,819	1,840
Total	$3,025	$1,532	$3,306	$7,863	$1,226,669	$1,234,532

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the aging of the recorded investment in past due loans as December 31, 2014 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$1,415	$276	$3,844	$5,535	$126,054	$131,589
One-to-four family residential real estate - non-owner occupied	320	165	198	683	47,350	48,033
Multi-family mortgage	2,314	1,187	3,363	6,864	328,516	335,380
Wholesale commercial lending	—	—	—	—	141,052	141,052
Nonresidential real estate	376	444	3,245	4,065	227,078	231,143
Construction	—	—	—	—	63	63
Land	—	—	—	—	1,814	1,814
Commercial loans:
Regional Commercial Banking	—	1	76	77	24,777	24,854
Health Care	—	—	—	—	24,799	24,799
Direct Commercial Lessor	—	—	—	—	17,380	17,380
Commercial leases:			—
Investment rated commercial leases	426	—	—	426	160,830	161,256
Other commercial leases	144	—	—	144	57,098	57,242
Consumer	18	1	3	22	2,038	2,060
	$5,013	$2,074	$10,729	$17,816	$1,158,849	$1,176,665
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
The Company had $2.7 million of TDRs at December 31, 2015, compared to $3.0 million at December 31, 2014, with zero and $38,000 in specific valuation reserves allocated at December 31, 2015 and 2014, respectively. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.
The following table presents loans classified as TDRs:

	December 31,
	2015	2014
One-to-four family residential real estate	$1,385	$1,917
Multi-family mortgage	1,119	510
Accrual troubled debt restructured loans	2,504	2,427
One-to-four family residential real estate	174	230
Multi-family mortgage	—	346
Nonaccrual troubled debt restructured loans	174	576
	$2,678	$3,003

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

During the years ending December 31, 2015 and 2014, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDRs that occurred during the year:

	For the years ended December 31,
	2015			2014
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	6	$401	$274	4	$485	$444
Multi-family mortgage	1	615	615	—	—	—
Commercial loans - secured	—	—	—	1	210	5
	7	$1,016	$889	5	$695	$449

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the year ended December 31, 2015
One-to-four family residential real estate	$—	$142	$132	$274
Multi-family mortgage	—	615	—	615
	$—	$757	$132	$889
For the year ended December 31, 2014
One-to-four family residential real estate	$19	$373	$52	$444
Commercial loans - secured	—	—	5	5
	$19	$373	$57	$449
The TDRs described had no material impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in charge offs of $127,000 for the year ended December 31, 2015. The TDRs described above decreased interest income by $2,000, resulted in no change to the allowance for loan losses and resulted in charge offs of $248,000 for the year ended December 31, 2014.
The following table presents TDRs for which there was a payment default within twelve months following the modification:

	For the years ended December 31,
	2015		2014
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	2	$43	2	$78
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The TDRs that subsequently defaulted described above had no material impact on the allowance for loans losses during the years ending December 31, 2015 and 2014.
The terms of certain other loans were modified during the year ending December 31, 2015 that did not meet the definition of a TDR. These loans have a total recorded investment of $1.9 million and $1.0 million at December 31, 2015 and 2014. The

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$112,449	$—	$576	$1,936	$114,961
One-to-four family residential real estate - non-owner occupied	43,858	219	271	192	44,540
Multi-family mortgage - Illinois	312,329	344	4,656	828	318,157
Multi-family mortgage - Other	187,358	—	511	—	187,869
Nonresidential real estate	219,859	1,600	4,981	295	226,735
Construction	21	—	—	—	21
Land	450	—	842	—	1,292
Commercial loans:
Regional commercial banking	29,377	—	614	—	29,991
Health care	31,809	—	—	—	31,809
Direct commercial lessor	17,716	—	—	—	17,716
Commercial leases:
Investment rated commercial leases	170,100	—	—	—	170,100
Other commercial leases	95,305	—	—	—	95,305
Consumer	1,831	—	—	—	1,831
	$1,222,462	$2,163	$12,451	$3,251	$1,240,327

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$126,102	$615	$1,046	$4,228	$131,991
One-to-four family residential real estate - non-owner occupied	46,253	931	964	198	48,346
Multi-family mortgage - Illinois	330,878	609	3,430	4,515	339,432
Multi-family mortgage - Other	140,398	—	519	—	140,917
Nonresidential real estate	223,385	1,170	6,698	3,247	234,500
Construction	60	—	—	—	60
Land	1,212	—	613	—	1,825
Commercial loans:
Regional commercial banking	23,978	40	705	76	24,799
Health care	24,770	—	—	—	24,770
Direct commercial lessor	17,313	—	—	—	17,313
Commercial leases:
Investment rated commercial leases	160,208	—	—	—	160,208
Other commercial leases	56,935	—	—	—	56,935
Consumer	2,048	—	—	3	2,051
	$1,153,540	$3,365	$13,975	$12,267	$1,183,147

NOTE 5 – OTHER REAL ESTATE OWNED
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
The following represents the roll forward of OREO and the composition of OREO properties.

	At and For the Years Ended December 31,
	2015	2014
	(Dollars in thousands)
Beginning balance	$6,358	$6,306
New foreclosed properties	5,875	5,449
Valuation adjustments	(548)	(448)
Sales	(4,674)	(4,949)
Ending balance	$7,011	$6,358

	December 31, 2015			December 31, 2014
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
	(Dollars in thousands)
One–to–four family residential	$2,684	$(63)	$2,621	$1,318	$(55)	$1,263
Multi-family mortgage	1,025	(74)	951	2,530	(223)	2,307
Nonresidential real estate	1,986	(239)	1,747	964	(79)	885
Land	2,358	(666)	1,692	2,442	(539)	1,903
	8,053	(1,042)	7,011	7,254	(896)	6,358
Activity in the valuation allowance is as follows:

	At and For the Years Ended December 31,
	2015	2014
	(Dollars in thousands)
Beginning of year	$896	$902
Additions charged to expense	548	438
Reductions from sales of other real estate owned	(402)	(444)
End of year	$1,042	$896
NOTE 6 – SECONDARY MORTGAGE MARKET ACTIVITIES
First mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $132.4 million and $148.3 million at December 31, 2015, and 2014, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing activities were $3.4 million at December 31, 2015, and 2014.

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

	December 31,
	2015	2014
Servicing rights
Beginning of year	$834	$931
Additions	27	38
Amortized to expense	(137)	(135)
End of year	$724	$834
Valuation allowance
Beginning of year	$13	$5
Additions expensed	3	8
Reductions credited to expense	—	—
End of year	$16	$13
Carrying value of mortgage servicing rights	$708	$821
Fair value of mortgage servicing rights	$815	$1,190
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

	December 31,
	2015	2014
Prepayment speed	13.92%	13.69%
Discount rate	12.00%	12.00%
Average servicing cost per loan	$60.00	$63.00
Escrow float rate	0.25%	1.83%
Key economic assumptions used in measuring the fair value of the Company’s mortgage servicing rights as of December 31, 2015 and the effect on the fair value of our mortgage servicing rights from adverse changes in those assumptions, are as follows:

Fair value of mortgage servicing rights	$815
Weighted average annual prepayment speed	13.92%
Decrease in fair value from 10% adverse change	(22)
Decrease in fair value from 20% adverse change	(41)
Weighted-average annual discount rate	12.00%
Decrease in fair value from 10% adverse change	(28)
Decrease in fair value from 20% adverse change	(54)
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 – SECONDARY MORTGAGE MARKET ACTIVITIES (continued)

The weighted average amortization period is 62 months. The estimated amortization expense for each of the next five years is as follows:

2016	$142
2017	115
2018	92
2019	72
2020	58
NOTE 7 – PREMISES AND EQUIPMENT
Year end premises and equipment are as follows:

	December 31,
	2015	2014
Land and land improvements	$13,594	$13,569
Buildings and improvements	37,316	37,181
Furniture and equipment	9,693	9,487
Computer equipment	7,224	7,232
	67,827	67,469
Accumulated depreciation	(35,101)	(33,183)
	$32,726	$34,286
Depreciation of premises and equipment was $2.1 million, $2.2 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company leases certain branch facilities under non-cancelable operating lease agreements expiring in various years through 2032. Rent expense, net of sublease income, for facilities was $393,000, $387,000, and $476,000 in 2015, 2014, and 2013, respectively, excluding taxes, insurance, and maintenance. The projected minimum rental expense under existing leases, not including taxes, insurance, and maintenance, as of December 31, 2015 is as follows:

2016	$448
2017	469
2018	479
2019	471
2020	459
Thereafter	4,708
$7,034
The Company has subleased some of its branch facilities and currently is entitled to receive income as follows:

2016	$43
2017	7
$50

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 8 – CORE DEPOSIT INTANGIBLE

The following table presents the changes in the carrying amount of core deposit intangible, gross carrying amount, accumulated amortization, and net book value:

	December 31,
	2015	2014
Balance at the beginning of the year	$1,855	$2,433
Amortization	(550)	(578)
Additions	—	—
Net Carrying Value	$1,305	$1,855
Gross carrying amount	$5,932	$5,932
Accumulated amortization	(4,627)	(4,077)
Net Carrying Value	$1,305	$1,855
Aggregate amortization expense was $550,000, $578,000 and $605,000 for 2015, 2014 and 2013, respectively.
Estimated amortization expense for each of the next five years is as follows:

2016	$523
2017	496
2018	184
2019	61
2020	34
NOTE 9 – DEPOSITS
Composition of deposits are as follows:

	December 31,
	2015	2014
Noninterest-bearing demand deposits	$254,830	$134,129
Savings deposits	156,752	154,532
Money market accounts	329,654	338,246
Interest-bearing NOW accounts	248,982	351,947
Certificates of deposit	222,701	232,859
	$1,212,919	$1,211,713
Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $15.2 million and $13.1 million at December 31, 2015 and 2014, respectively.
Scheduled maturities of certificates of deposit for the next five years are as follows:

2016	$151,545
2017	44,515
2018	15,716
2019	3,650
2020	7,275

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 10 – BORROWINGS

Year-end borrowed funds are as follows:

	December 31,
	2015		2014
	Contractual Rate	Amount	Contractual Rate	Amount
Fixed-rate advance from FHLBC, due within 1 year	0.29%	$62,000	0.13%	$10,000
Securities sold under agreements to repurchase	0.25	2,318	0.25	2,921
	0.28%	$64,318	0.16%	$12,921
The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLBC. All of the Bank’s FHLBC common stock is pledged as additional collateral for these advances. At December 31, 2015, $94.3 million and $303.0 million of first mortgage and multi-family mortgage loans, respectively, collateralized potential advances. At December 31, 2015, we had the ability to borrow an additional $307.8 million under our credit facilities with the FHLBC. The Company also had available pre-approved overnight federal funds borrowing. At December 31, 2015 and 2014, there was no outstanding balance on these lines.
NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are shown below.

	December 31, 2015
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$2,318	$—	$—	$—	$2,318
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$2,318

	December 31, 2014
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$2,921	$—	$—	$—	$2,921
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$2,921
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $6.0 million and $6.8 million at December 31, 2015 and December 31, 2014, respectively. Also included in total borrowings were advances from the FHLBC of $62.0 million and $10.0 million at December 31, 2015 and December 31, 2014, respectively.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 12 – INCOME TAXES

The income tax expense (benefit) is as follows:

	For the years ended December 31,
	2015	2014	2013
Current	$346	$363	$—
Deferred expense (benefit)	5,079	3,437	(1,310)
Deferred tax valuation allowance	—	(35,117)	1,310
Total income tax expense (benefit)	$5,425	$(31,317)	$—
A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 34% for 2015, 2014 and 2013 to the income tax expense (benefit) in the consolidated statements of operations follows:

	For the years ended December 31,
	2015	2014	2013
Expense computed at the statutory federal tax rate	$4,794	$3,161	$1,121
State taxes and other, net	626	664	92
Tax adjustments	—	—	(2,390)
Bank owned life insurance	(66)	(80)	(106)
ESOP/Share based compensation	71	55	(27)
Deferred tax valuation allowance	—	(35,117)	1,310
	$5,425	$(31,317)	$—
Effective income tax rate	38.48%	N.M.	—%
N.M. Not Meaningful
Retained earnings at December 31, 2015 and 2014 include $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.
The net deferred tax asset is as follows:

	December 31,
	2015	2014
Gross Deferred tax assets
Allowance for loan losses	$3,716	$4,598
Alternative minimum tax, general business credit and net operating loss carryforwards	24,799	28,842
Tax deductible goodwill and core deposit intangible	1,783	2,091
Other	2,237	1,703
	32,535	37,234
Gross Deferred tax liabilities
Net deferred loan origination costs	(1,811)	(1,587)
Purchase accounting adjustments	(2,801)	(2,728)
Other	(888)	(805)
Unrealized gain on securities	(340)	(471)
	(5,840)	(5,591)
	$26,695	$31,643
As of December 31, 2015 and 2014, the Company’s net deferred tax asset (“DTA”) was $26.7 million and $31.6 million, respectively. The Company previously established a full valuation allowance against the DTA effective December 31, 2011, based on the

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 12 – INCOME TAXES (continued)

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
As of December 31, 2015, management determined that it is more likely than not that the Company will be able to utilize the entire DTA.
At December 31, 2015, the Company had a federal net operating loss carryforward of $45.2 million, which will begin to expire in 2032, a federal tax credit carryforward of $1.3 million which will begin to expire in 2022, a $2.9 million alternative minimum tax credit carryforward that can be carried forward indefinitely, and a $39.7 million federal alternative minimum tax net operating loss carryforward which will begin to expire in 2032. In addition, at December 31, 2015 the Company had a federal net operating loss carryforward relating to its acquisition of Downers Grove National Bank, which is subject to utilization limitations under Section 382 of the Internal Revenue Code, of $7.9 million which will begin to expire in 2030. At December 31, 2015, the Company had a state net operating loss carryforward for the State of Illinois of $85.2 million, which will begin to expire in 2022.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2015	2014
Beginning of year	$79	$65
Additions based on tax positions related to the current year	—	63
Additions for tax positions of prior years	29	1
Reductions due to the statute of limitations and reductions for tax positions of prior years	—	(50)
End of year	$108	$79
The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2015 and 2014, the Company has immaterial amounts accrued for potential interest and penalties.
The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the States of Illinois, Indiana, Wisconsin, New Jersey, Colorado, Minnesota, Florida and Texas. The Company is no longer subject to examination by the federal taxing authorities for years before 2012 and the Illinois taxing authorities for years before 2012.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 13 – REGULATORY MATTERS

The Bank and bank holding company are subject to regulatory capital requirements administered by the federal banking agencies. capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measure of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory actions. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2015 and 2014, the OCC categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well–capitalized status.
Actual and required capital amounts and ratios were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total capital (to risk-weighted assets):
Consolidated	$198,738	17.89%	$88,898	8.00%	N/A	N/A
BankFinancial, F.S.B.	171,239	15.41	88,881	8.00	$111,102	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	189,044	17.01	66,674	6.00	N/A	N/A
BankFinancial, F.S.B.	161,545	14.54	66,661	6.00	88,881	8.00
Common Tier 1 (CET1)
Consolidated	189,044	17.01	50,005	4.50	N/A	N/A
BankFinancial, F.S.B.	161,545	14.54	49,996	4.50	72,216	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	189,044	13.26	57,043	4.00	N/A	N/A
BankFinancial, F.S.B.	161,545	11.33	57,039	4.00	71,299	5.00
December 31, 2014
Total capital (to risk-weighted assets):
Consolidated	$199,284	18.31%	$87,084	8.00%	N/A	N/A
BankFinancial, F.S.B.	176,414	16.21	87,058	8.00	$108,822	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	187,290	17.21	43,542	4.00	N/A	N/A
BankFinancial, F.S.B.	164,420	15.11	43,529	4.00	65,293	6.00
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	187,290	13.04	57,363	4.00	N/A	N/A
BankFinancial, F.S.B.	164,420	11.45	57,431	4.00	71,789	5.00

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 13 – REGULATORY MATTERS (continued)

The Company and the Bank have adopted Capital Plans that requires the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. The minimum capital ratios set forth in the Capital Plans will be increased and other minimum capital requirements will be established if and as necessary to comply with the Basel III requirements as such requirements become applicable to the Company and the Bank. In accordance with the Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank’s total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose. At December 31, 2015, management believes the Company and the Bank's Basel III capital calculations exceed requirements.
Federal regulations require the Bank to comply with a Qualified Thrift Lender (“QTL”) test, which generally requires that 65% of assets be maintained in housing-related finance and other specified assets. If the QTL test is not met, limits are placed on growth, branching, new investment, FHLBC advances, and dividends or the institution must convert to a commercial bank charter. Management considers the QTL test to have been met as of December 31, 2015.
The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.
NOTE 14 – EMPLOYEE BENEFIT PLANS
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
Contributions to the ESOP were $1.5 million for the years ended December 31, 2015 and 2014, including dividends and interest received on unallocated shares of $206,000 and $90,000 in 2015 and 2014, respectively.
Expense related to the ESOP, net of dividends and interest received on unallocated ESOP shares, was $1.0 million, $1.1 million and $847,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
Shares held by the ESOP were as follows:

	December 31,
	2015	2014
Allocated to participants	1,027,583	929,718
Distributed to participants	(281,387)	(202,235)
Unearned	929,717	1,027,582
Total ESOP shares	1,675,913	1,755,065
Fair value of unearned shares	$11,742	$12,187
Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company provides a match of $0.50 on each $1.00 of contribution up to 6% of eligible compensation beginning April 1, 2007. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $308,000, $348,000, and $346,000 were made for the years ended December 31, 2015, 2014 and 2013, respectively.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – EQUITY INCENTIVE PLANS

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
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate was determined using the yield available on the option grant date for a zero-coupon U.S. Treasury security with a term equivalent to the expected life of the option. The expected life for options granted represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed by SAB 107. The expected volatility for options issued in 2015 was determined using the Company’s historical data. Estimated forfeitures were assumed to be zero due to the lack of historical experience for the Company. During 2015, the Company awarded a total of 1,752,156 stock options to officers and directors.
The Company estimated the grant date fair value of options awarded in 2015 using Black-Scholes Option-Pricing model with the following assumptions:

2015 Assumptions
Risk-free interest rate	0.60%
Expected option life (years)	1.27
Expected stock price volatility	17.28%
Dividend yield	1.299%
The stock options generally vest annually over a one year period; vesting is subject to acceleration in certain circumstances. The stock options will expire if not exercised within two years from the date of grant. The Company recognized $568,000 of stock-based compensation expenses relating to the granting of stock options for the year ended December 31, 2015. There was no expense for the years ended December 31, 2014 and 2013. As of December 31, 2014, there were no stock options outstanding. There are 694,469 stock options available for grant at December 31, 2015.
A summary of the activity in the stock option plan for 2015 follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Stock options outstanding at December 31, 2014	—	$—		$—
Stock options granted	1,752,156	12.30
Stock options exercised	—	—
Stock options expired	—	—
Stock options forfeited	—	—
Stock options outstanding at December 31, 2015	1,752,156	$12.30	1.48	778
Stock options exercisable at December 31, 2015	607,849	12.30	1.48	389
Fully vested and expected to vest	607,849	12.30	1.48	389
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – EQUITY INCENTIVE PLANS

The weighted average fair value of the options granted is $0.88 per option. As of December 31, 2015, there was $980,000 of total unrecognized compensation cost related to the nonvested stock options granted under the Plan. The cost is expected to be recognized in 2016.
The Human Resources Committee of the Board of Directors may grant shares of restricted stock to certain employees and directors of the Company. The awards generally vest annually over varying periods from three to five years and vesting is subject to acceleration in certain circumstances. The cost of such awards will be accrued ratably as compensation expense over such respective periods based on expected vesting dates. The Company recognized $70,000, $70,000, and $86,000 of expenses relating to the grant of shares of restricted stock during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the total unrecognized compensation cost related to unvested shares of restricted stock was $11,000. The cost is expected to be recognized over a weighted average period of 5.2 months. There are 103,800 shares of restricted stock available for grant at December 31, 2015.

Restricted Stock	Number of Shares (1)	Weighted Average Fair Value at Grant Date	Weighted Average Term to Vest (in years)	Aggregate Intrinsic Value (2)
Shares outstanding at January 1, 2014	25,750	$8.14	1.27	$236
Shares granted	—	—
Shares vested	(8,928)	—
Shares forfeited	—	—
Shares outstanding at December 31, 2014	16,822	$8.14	0.44	$199
Shares granted	—	—
Shares vested	(8,888)	—
Shares forfeited	—	—
Shares outstanding at December 31, 2015	7,934	$8.14	0.31	$100

(1)	The end of period balances consist only of unvested shares.

(2)	Restricted stock aggregate intrinsic value represents the number of shares of restricted stock multiplied by the market price of the common stock underlying the outstanding shares on the date shown.
NOTE 16 – LOAN COMMITMENTS AND OTHER OFF-BALANCE SHEET ACTIVITIES
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 16 – LOAN COMMITMENTS AND OTHER OFF-BALANCE SHEET ACTIVITIES (continued)

The contractual or notional amounts are as follows:

	December 31,
	2015	2014
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$52,322	$30,477
Standby letters of credit	1,075	1,095
Unused lines of credit	126,333	109,580
Commitments to sell mortgages	64	—
Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loans commitment totaled $29.4 million with interest rates ranging from 2.25% to 6.65% and maturities ranging from 1.5 to 30 years.
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
The Bank, as a member of Visa USA, received 51,404 unrestricted shares of Visa, Inc. Class B common stock in connection with Visa, Inc.’s initial public offering in 2007, and 32,398 additional shares of Class B common stock, due to a stock split, that were deposited into a litigation escrow that Visa, Inc. established under its retrospective responsibility plan. The retroactive responsibility plan obligates all former Visa USA members to indemnify Visa USA, in proportion to their equity interests in Visa USA, for certain litigation losses and expenses, including settlement expenses, for the lawsuits covered by the retrospective responsibility plan. The primary method for discharging the indemnification obligations under the retrospective responsibility plan is a reduction of the ratio at which the Visa, Inc. Class B shares held in the litigation escrow can be converted into publicly traded Class A common shares of Visa, Inc. Due to the restrictions that the retrospective responsibility plan imposes on the Company’s Visa, Inc. Class B shares, the Company has not recorded the Class B shares as an asset.
NOTE 17 – FAIR VALUE
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

NOTE 17 – FAIR VALUE (continued)

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2015
Securities:
Certificates of deposit	$—	$87,901	$—	$87,901
Equity mutual fund	507	—	—	507
Mortgage-backed securities – residential	—	19,180	—	19,180
Collateralized mortgage obligations – residential	—	7,142	—	7,142
SBA-guaranteed loan participation certificates	—	23	—	23
	$507	$114,246	$—	$114,753
December 31, 2014
Securities:
Certificates of deposit	$—	$86,049	$—	$86,049
Equity mutual fund	509	—	—	509
Mortgage-backed securities - residential	—	24,611	—	24,611
Collateralized mortgage obligations – residential	—	9,976	—	9,976
SBA-guaranteed loan participation certificates	—	29	—	29
	$509	$120,665	$—	$121,174

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 17 – FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2015
Impaired loans:
Multi-family mortgage	$—	$—	$477	$477
Nonresidential real estate	—	—	36	36
Impaired loans	$—	$—	$513	$513
Other real estate owned:
One–to–four family residential real estate	$—	$—	$42	$42
Multi-family mortgage	—	—	354	354
Nonresidential real estate	—	—	474	474
Land	—	—	794	794
Other real estate owned	$—	$—	$1,664	$1,664

Mortgage servicing rights	$—	$281	$—	$281

December 31, 2014
Impaired loans:
One–to–four family residential real estate	$—	$—	$70	$70
Multi-family mortgage	—	—	1,905	1,905
Nonresidential real estate	—	—	2,369	2,369
Impaired loans	$—	$—	$4,344	$4,344
Other real estate owned:
One–to–four family residential real estate	$—	$—	$55	$55
Multi-family mortgage	—	—	1,265	1,265
Nonresidential real estate	—	—	126	126
Land	—	—	753	753
Other real estate owned	$—	$—	$2,199	$2,199

Mortgage servicing rights	$—	$160	$—	$160

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 17 – FAIR VALUE (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, had a carrying amount of $557,000, with a valuation allowance of $44,000 at December 31, 2015, compared to a carrying amount of $4.8 million and a valuation allowance of $470,000 at December 31, 2014, resulting in a decrease in the provision for loan losses of $426,000 for the year ended December 31, 2015, compared to an increase in the provision for loan losses of $95,000 for the year ended December 31, 2014.
OREO is carried at the lower of cost or fair value less costs to sell, had a carrying value of $2.5 million less a valuation allowance of $881,000, or $1.7 million, at December 31, 2015, compared to $3.0 million less a valuation allowance of $803,000, or $2.2 million at December 31, 2014. There were $548,000 and $438,000 of valuation allowance additions charged to expense of other real estate owned recorded for the years ended December 31, 2015 and 2014, respectively.
Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $281,000 at December 31, 2015, and $160,000 at December 31, 2014. A pretax impairment of $3,000 on our mortgage servicing rights portfolio was included in noninterest income for the year ended December 31, 2015, compared to an $8,000 impairment for the same period in 2014.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans
Multi-family mortgage	$477	Sales comparison	Comparison between sales and income approaches	39.3%
		Income approach	Cap Rate	8.75%
Nonresidential real estate	36	Sales comparison	Comparison between sales and income approaches	1.2%
	$513
Other real estate owned
One-to-four family residential real estate	42	Sales comparison	Discount applied to valuation	-0.35% to 2.8% (0.03%)
Multi-family mortgage	354	Sales comparison	Comparison between sales and income approaches	-67.74% to 10.37% (-13%)
Nonresidential real estate	474	Sales comparison	Comparison between sales and income approaches	-15.6% to 1.46% (-5%)
Land	794	Sales comparison	Discount applied to valuation	-7.7%-17.24% (6%)
	$1,664

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 17 – FAIR VALUE (continued)

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
	$2,199

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 17 – FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments is as follows:

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$59,377	$13,192	$46,185	$—	$59,377
Securities	114,753	507	114,246	—	114,753
Loans receivable, net of allowance for loan losses	1,232,257	—	1,240,791	513	1,241,304
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	4,226	—	4,226	—	4,226
Financial liabilities
Noninterest-bearing demand deposits	$254,830	$—	$254,830	$—	$254,830
Savings deposits	156,752	—	156,752	—	156,752
NOW and money market accounts	578,636	—	578,636	—	578,636
Certificates of deposit	222,701	—	222,026	—	222,026
Borrowings	64,318	—	64,318	—	64,318
Accrued interest payable	39	—	39	—	39

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$59,581	$9,693	$49,888	$—	$59,581
Securities	121,174	509	120,665	—	121,174
Loans receivable, net of allowance for loan losses	1,172,356	—	1,166,181	4,344	1,170,525
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	3,926	—	3,926	—	3,926
Financial liabilities
Noninterest-bearing demand deposits	$134,129	$—	$134,129	$—	$134,129
Savings deposits	154,532	—	154,532	—	154,532
NOW and money market accounts	690,193	—	690,193	—	690,193
Certificates of deposit	232,859	—	232,588	—	232,588
Borrowings	12,921	—	12,908	—	12,908
Accrued interest payable	89	—	89	—	89
For purposes of the above, the following assumptions were used:
Cash and Cash Equivalents: The estimated fair values for cash and cash equivalents are based on their carrying value due to the short-term nature of these assets.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 17 – FAIR VALUE (continued)

Loans: The estimated fair value for loans has been determined by calculating the present value of future cash flows based on the current rate the Company would charge for similar loans with similar maturities, applied for an estimated time period until the loan is assumed to be repriced or repaid. The methods utilized to estimate fair value of loans do not necessarily represent an exit price. The estimated fair values of loans held-for-sale are based on outstanding commitments from third party investors.
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
NOTE 18 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of BankFinancial Corporation as of December 31, 2015 and 2014 and for the three years ended December 31, 2015 follows:
Condensed Statements of Financial Condition

	December 31,
	2015	2014
Assets
Cash in subsidiary	$15,309	$9,724
Loan receivable from ESOP	11,799	12,791
Investment in subsidiary	183,039	192,182
Deferred tax asset	1,865	1,082
Other assets	352	342
	$212,364	$216,121
Liabilities and Stockholders' Equity
Total stockholders’ equity	$212,364	$216,121

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 18 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Operations

	For the years ended December 31,
	2015	2014	2013
Interest income	$544	$584	$623
Dividends from subsidiary	19,710	—	—
Other expense	1,536	1,451	1,473
Income (loss) before income tax and undistributed subsidiary income	18,718	(867)	(850)
Income tax benefit	(783)	(1,082)	—
Income (loss) before equity in undistributed subsidiary income	19,501	215	(850)
Equity in undistributed subsidiary excess distributions	(10,826)	40,399	4,148
Net income	$8,675	$40,614	$3,298
Condensed Statements of Cash Flows

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$8,675	$40,614	$3,298
Adjustments:
Equity in undistributed subsidiary excess distributions	10,826	(40,399)	(4,148)
Change in other assets	(793)	(1,172)	373
Change in accrued expenses and other liabilities	—	(23)	2
Net cash from (used in) operating activities	18,708	(980)	(475)
Cash flows from investing activities
Principal payments received on ESOP loan	992	951	912
Net cash from investing activities	992	951	912
Cash flows from financing activities
Repurchase and retirement of common stock	(9,970)	—	—
Cash dividends paid on common stock	(4,145)	(1,688)	(844)
Net cash used in financing activities	(14,115)	(1,688)	(844)
Net change in cash in subsidiary	5,585	(1,717)	(407)
Beginning cash in subsidiary	9,724	11,441	11,848
Ending cash in subsidiary	$15,309	$9,724	$11,441

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For the year ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$12,211	$12,193	$12,147	$12,411
Interest expense	686	691	699	738
Net interest income	11,525	11,502	11,448	11,673
Recovery of loan losses	(724)	(488)	(956)	(1,038)
Net interest income	12,249	11,990	12,404	12,711
Noninterest income	1,536	1,689	1,709	1,757
Noninterest expense	10,513	10,031	10,232	11,169
Income before income taxes	3,272	3,648	3,881	3,299
Income tax expense	1,286	1,424	1,532	1,183
Net income	$1,986	$2,224	$2,349	$2,116
Basic earnings per common share	$0.10	$0.11	$0.12	$0.11
Diluted earnings per common share	$0.10	$0.11	$0.12	$0.11
The Company recorded net income of $2.1 million, or $0.11 per common share, for the fourth quarter of 2015. The Company’s net interest income before provision for loan losses increased to $11.7 million due to stronger loan originations and improved asset quality. The Company’s fourth quarter 2015 operating results included a $1.0 million recovery of loan losses. The primary reasons for this decrease was the growth in our loan portfolio focused on loan types with lower loss ratios based on our historical loss experience, and improvements in the historical loan loss factors that occurred as the losses incurred in earlier periods aged and thus were either eliminated from the calculation or assigned a lower weight. Noninterest expense included $522,000 of nonperforming asset management and OREO expense.

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
The Company recorded net income of $34.7 million, or $1.72 per common share, for the fourth quarter of 2014. The Company’s fourth quarter 2014 operating results include a full recovery of the deferred tax valuation allowance of $35.1 million. The Company’s net interest income before provision for loan losses increased to $11.7 million due to stronger loan originations and improved asset quality. The Company’s fourth quarter 2014 operating results included a $756,000 recovery of loan losses. Noninterest expense included $467,000 of nonperforming asset management and OREO expense.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

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
(b) Management’s Annual Report on Internal Control Over Financial Reporting.
The annual report of management on the effectiveness of our internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth under “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” under Item 8 “Financial Statements and Supplementary Data.”
(c) Changes in internal controls.
There were no changes made in our internal controls during the fourth quarter of 2015 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding the securities that were authorized for issuance under our 2006 Equity Incentive Plan as of December 31, 2015:

	Column (A)	Column (B)	Column (C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under 2006 Equity Incentive Plan (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders	1,760,090	$12.30	798,269
Equity compensation plans not approved by stockholders	—	—	—
Total	1,760,090	$12.30	798,269

Column (A) represents stock options and restricted stock outstanding under the Company’s 2006 Equity Incentive Plan. Future equity awards under the 2006 Equity Incentive Plan may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock, restricted performance stock, restricted stock units, stock awards or cash. Column (B) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock awards are not included in this calculation. Column (C) represents the maximum aggregate number of future equity awards that can be made under the 2006 Equity Incentive Plan as of December 31, 2015.

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

(A)	Report of Independent Registered Accounting Firm

(B)	Consolidated Statements of Financial Condition at December 31, 2015 and 2014

(C)	Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

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
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-K for the year ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv)consolidated statements of changes in stockholders' equity, (v)consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
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

BANKFINANCIAL CORPORATION
Date:	February 10, 2016	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	February 10, 2016
F. Morgan Gasior	(Principal Executive Officer)

/s/ Paul A. Cloutier	Executive Vice President and Chief Financial Officer	February 10, 2016
Paul A. Cloutier	(Principal Financial Officer)

/s/ Elizabeth A. Doolan	Senior Vice President and Controller	February 10, 2016
Elizabeth A. Doolan	(Principal Accounting Officer)

/s/ Cassandra J. Francis	Director	February 10, 2016
Cassandra J. Francis

/s/ John M. Hausmann	Director	February 10, 2016
John M. Hausmann

/s/ Thomas F. O'Neill	Director	February 10, 2016
Thomas F. O'Neill

/s/ John W. Palmer	Director	February 10, 2016
John W. Palmer

/s/ Terry R. Wells	Director	February 10, 2016
Terry R. Wells

/s/ Glen R. Wherfel	Director	February 10, 2016
Glen R. Wherfel