Form 10-Q
period 2016-03-31
BankFinancial CORP
filed 2016-04-27
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2016
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
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. At April 25, 2016, there were 19,939,500 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
March 31, 2016

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	March 31, 2016	December 31, 2015
Assets
Cash and due from other financial institutions	$10,238	$13,192
Interest-bearing deposits in other financial institutions	55,705	46,185
Cash and cash equivalents	65,943	59,377
Securities, at fair value	111,386	114,753
Loans receivable, net of allowance for loan losses: March 31, 2016, $9,416 and December 31, 2015, $9,691	1,232,485	1,232,257
Other real estate owned, net	5,629	7,011
Stock in Federal Home Loan Bank, at cost	6,257	6,257
Premises and equipment, net	32,308	32,726
Accrued interest receivable	4,346	4,226
Core deposit intangible	1,169	1,305
Bank owned life insurance	22,438	22,387
Deferred taxes	25,641	26,695
Other assets	4,206	5,449
Total assets	$1,511,808	$1,512,443

Liabilities
Deposits
Noninterest-bearing	$238,848	$254,830
Interest-bearing	1,025,841	958,089
Total deposits	1,264,689	1,212,919
Borrowings	17,621	64,318
Advance payments by borrowers for taxes and insurance	8,914	11,528
Accrued interest payable and other liabilities	11,096	11,314
Total liabilities	1,302,320	1,300,079

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 19,939,500 shares issued at March 31, 2016 and 20,297,317 issued at December 31, 2015	199	203
Additional paid-in capital	180,830	184,797
Retained earnings	37,008	36,114
Unearned Employee Stock Ownership Plan shares	(9,054)	(9,297)
Accumulated other comprehensive income	505	547
Total stockholders’ equity	209,488	212,364
Total liabilities and stockholders’ equity	$1,511,808	$1,512,443

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended March 31,
	2016	2015
Interest and dividend income
Loans, including fees	$12,347	$11,823
Securities	314	327
Other	98	61
Total interest income	12,759	12,211
Interest expense
Deposits	787	684
Borrowings	69	2
Total interest expense	856	686
Net interest income	11,903	11,525
Recovery of loan losses	(490)	(724)
Net interest income after recovery of loan losses	12,393	12,249
Noninterest income
Deposit service charges and fees	567	465
Other fee income	495	535
Insurance commissions and annuities income	55	63
Gain on sale of loans, net	18	27
Gain on sale of securities (includes $46 accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	46	—
Loan servicing fees	73	90
Amortization and impairment of servicing assets	(31)	(25)
Earnings on bank owned life insurance	51	49
Trust income	160	174
Other	160	158
Total noninterest income	1,594	1,536
Noninterest expense
Compensation and benefits	5,993	5,581
Office occupancy and equipment	1,647	1,695
Advertising and public relations	222	344
Information technology	724	639
Supplies, telephone, and postage	376	411
Amortization of intangibles	136	142
Nonperforming asset management	84	90
Operations of other real estate owned	376	354
FDIC insurance premiums	217	235
Other	1,155	1,022
Total noninterest expense	10,930	10,513
Income before income taxes	3,057	3,272
Income tax expense	1,153	1,286
Net income	$1,904	$1,986
Basic earnings per common share	$0.10	$0.10
Diluted earnings per common share	$0.10	$0.10
Weighted average common shares outstanding	19,428,551	20,259,796
Diluted weighted average common shares outstanding	19,431,490	20,265,684

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three Months Ended March 31,
	2016	2015
Net income	$1,904	$1,986
Unrealized holding loss arising during the period	(22)	(82)
Tax effect	8	30
Unrealized holding loss arising during the period, net of tax	(14)	(52)
Reclassification adjustment for gain included in net income	(46)	—
Tax effect	18	—
Reclassification adjustment for gain included in net income, net of tax	(28)	—
Other comprehensive loss	(42)	(52)
Comprehensive income	$1,862	$1,934

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2015	$211	$193,845	$31,584	$(10,276)	$757	$216,121
Net income	—	—	1,986	—	—	1,986
Other comprehensive loss, net of tax	—	—	—	—	(52)	(52)
Nonvested stock awards-stock-based compensation expense	—	17	—	—	—	17
Cash dividends declared on common stock ($0.04 per share)	—	—	(844)	—	—	(844)
ESOP shares earned	—	77	—	241	—	318
Balance at March 31, 2015	$211	$193,939	$32,726	$(10,035)	$705	$217,546

Balance at January 1, 2016	$203	$184,797	$36,114	$(9,297)	$547	$212,364
Net income	—	—	1,904	—	—	1,904
Other comprehensive loss, net of tax	—	—	—	—	(42)	(42)
Repurchase and retirement of common stock (357,817 shares)	(4)	(4,389)	—	—	—	(4,393)
Nonvested stock awards-stock-based compensation expense	—	377	—	—	—	377
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,010)	—	—	(1,010)
ESOP shares earned	—	45	—	243	—	288
Balance at March 31, 2016	$199	$180,830	$37,008	$(9,054)	$505	$209,488

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$1,904	$1,986
Adjustments to reconcile to net income to net cash from operating activities
Recovery of loan losses	(490)	(724)
ESOP shares earned	288	318
Stock–based compensation expense	377	17
Depreciation and amortization	939	926
Amortization of premiums and discounts on securities and loans	(37)	(48)
Amortization of core deposit intangible	136	142
Amortization and impairment of servicing assets	31	25
Net change in net deferred loan origination costs	(40)	(120)
Net loss (gain) on sale of other real estate owned	38	(58)
Net gain on sale of loans	(18)	(27)
Net gain on sale of securities	(46)	—
Loans originated for sale	(360)	(909)
Proceeds from sale of loans	378	936
Other real estate owned valuation adjustments	119	213
Net change in:
Accrued interest receivable	(120)	97
Earnings on bank owned life insurance	(51)	(49)
Other assets	2,198	2,444
Accrued interest payable and other liabilities	(218)	(1,735)
Net cash from operating activities	5,028	3,434
Cash flows from investing activities
Securities
Proceeds from maturities	17,453	14,903
Proceeds from principal repayments	1,126	1,748
Proceeds from sales of securities	46	—
Purchases of securities	(15,293)	(9,615)
Loans receivable
Loan participations sold	—	3,350
Principal payments on loans receivable	106,840	109,745
Originated for investment	(106,884)	(94,602)
Proceeds from sale of other real estate owned	1,290	476
Purchase of premises and equipment, net	(96)	(191)
Net cash from investing activities	4,482	25,814

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities
Net change in deposits	$51,770	$(8,949)
Net change in borrowings	(46,697)	(9,704)
Net change in advance payments by borrowers for taxes and insurance	(2,614)	(3,078)
Repurchase and retirement of common stock	(4,393)	—
Cash dividends paid on common stock	(1,010)	(844)
Net cash used in financing activities	(2,944)	(22,575)
Net change in cash and cash equivalents	6,566	6,673
Beginning cash and cash equivalents	59,377	59,581
Ending cash and cash equivalents	$65,943	$66,254

Supplemental disclosures of cash flow information:
Interest paid	$766	$695
Income taxes paid	60	26
Loans transferred to other real estate owned	65	589

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”). The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three- month period ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.
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
These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.
Recent Accounting Pronouncements
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
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

	Three Months Ended March 31,
	2016	2015
Net income available to common stockholders	$1,904	$1,986
Average common shares outstanding	20,155,541	21,101,966
Less:
Unearned ESOP shares	(719,109)	(825,348)
Unvested restricted stock shares	(7,881)	(16,822)
Weighted average common shares outstanding	19,428,551	20,259,796
Add - Net effect of dilutive unvested restricted stock	2,939	5,888
Diluted weighted average common shares outstanding	19,431,490	20,265,684
Basic earnings per common share	$0.10	$0.10
Diluted earnings per common share	$0.10	$0.10
Number of antidilutive stock options excluded from the diluted earnings per share calculation	1,752,156	—
Weighted average exercise price of anti-dilutive option shares	$12.30	$—

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Certificates of deposit	$85,882	$—	$—	$85,882
Equity mutual fund	500	14	—	514
Mortgage-backed securities - residential	17,433	787	(9)	18,211
Collateralized mortgage obligations - residential	6,729	38	(10)	6,757
SBA-guaranteed loan participation certificates	22	—	—	22
	$110,566	$839	$(19)	$111,386
December 31, 2015
Certificates of deposit	$87,901	$—	$—	$87,901
Equity mutual fund	500	7	—	507
Mortgage-backed securities - residential	18,330	880	(30)	19,180
Collateralized mortgage obligations - residential	7,111	41	(10)	7,142
SBA-guaranteed loan participation certificates	23	—	—	23
	$113,865	$928	$(40)	$114,753
Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at March 31, 2016 and December 31, 2015.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
	Amortized Cost	Fair Value
Due in one year or less	$85,882	$85,882
Equity mutual fund	500	514
Mortgage-backed securities - residential	17,433	18,211
Collateralized mortgage obligations - residential	6,729	6,757
SBA-guaranteed loan participation certificates	22	22
	$110,566	$111,386
Sales of securities were as follows:

	Three Months Ended March 31,
	2016	2015
Proceeds	$46	$—
Gross gains	46	—
Gross losses	—	—

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2016
Mortgage-backed securities - residential	$—	$—	$1,583	$(9)	$1,583	$(9)
Collateralized mortgage obligations - residential	—	—	1,234	(10)	1,234	(10)
	$—	$—	$2,817	$(19)	$2,817	$(19)

December 31, 2015
Mortgage-backed securities - residential	—	—	1,724	(30)	1,724	(30)
Collateralized mortgage obligations - residential	—	—	1,299	(10)	1,299	(10)
	$—	$—	$3,023	$(40)	$3,023	$(40)
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
Certain residential mortgage-backed securities and certain collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at March 31, 2016, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.
NOTE 4 - LOANS RECEIVEBALE
Loans receivable are as follows:

	March 31, 2016	December 31, 2015
One-to-four family residential real estate	$154,588	$159,501
Multi-family mortgage	513,450	506,026
Nonresidential real estate	219,339	226,735
Construction and land	1,799	1,313
Commercial loans	76,325	79,516
Commercial leases	272,849	265,405
Consumer	1,890	1,831
	1,240,240	1,240,327
Net deferred loan origination costs	1,661	1,621
Allowance for loan losses	(9,416)	(9,691)
Loans, net	$1,232,485	$1,232,257

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
March 31, 2016
One-to-four family residential real estate	$—	$1,361	$1,361	$3,371	$151,217	$154,588
Multi-family mortgage	54	3,597	3,651	1,568	511,882	513,450
Nonresidential real estate	3	2,567	2,570	1,563	217,776	219,339
Construction and land	—	24	24	828	971	1,799
Commercial loans	—	637	637	—	76,325	76,325
Commercial leases	—	1,134	1,134	—	272,849	272,849
Consumer	—	39	39	—	1,890	1,890
	$57	$9,359	$9,416	$7,330	$1,232,910	1,240,240
Net deferred loan origination costs						1,661
Allowance for loan losses						(9,416)
Loans, net						$1,232,485

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2015
One-to-four family residential real estate	$—	$1,704	$1,704	$2,672	$156,829	$159,501
Multi-family mortgage	41	3,569	3,610	2,879	503,147	506,026
Nonresidential real estate	3	2,579	2,582	2,099	224,636	226,735
Construction and land	—	43	43	—	1,313	1,313
Commercial loans	—	654	654	—	79,516	79,516
Commercial leases	—	1,073	1,073	—	265,405	265,405
Consumer	—	25	25	—	1,831	1,831
	$44	$9,647	$9,691	$7,650	$1,232,677	1,240,327
Net deferred loan origination costs						1,621
Allowance for loan losses						(9,691)
Loans, net						$1,232,257

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$9,691	$11,990
Loans charged off:
One-to-four family residential real estate	(52)	(103)
Multi-family mortgage	(45)	(19)
Nonresidential real estate	(3)	(11)
Commercial loans	—	(98)
Consumer	(16)	(4)
	(116)	(235)
Recoveries:
One-to-four family residential real estate	81	60
Multi-family mortgage	137	4
Nonresidential real estate	—	16
Construction and land	35	6
Commercial loans	77	457
Commercial leases	—	1
Consumer	1	1
	331	545
Net recoveries	215	310
Recovery of loan losses	(490)	(724)
Ending balance	$9,416	$11,576
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present loans individually evaluated for impairment by class of loans:

					Three months ended March 31, 2016
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2016
With no related allowance recorded:
One-to-four family residential real estate	$3,731	$3,170	$640	$—	$2,618	$3
One-to-four family residential real estate - non-owner occupied	92	192	2	—	64	—
Multi-family mortgage - Illinois	972	922	36	—	1,390	10
Nonresidential real estate	1,531	1,503	—	—	1,741	15
Land	828	803	—	—	201	9
	7,154	6,590	678	—	6,014	37
With an allowance recorded:
Multi-family mortgage - Illinois	691	647	45	54	550	—
Nonresidential real estate	62	39	27	3	39	—
	753	686	72	57	589	—
	$7,907	$7,276	$750	$57	$6,603	$37

					Year ended December 31, 2015
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2015
With no related allowance recorded:
One-to-four family residential real estate	$3,203	$2,637	$637	$—	$2,708	$24
One-to-four family residential real estate - non-owner occupied	23	21	2	—	859	—
Multi-family mortgage - Illinois	1,863	1,837	—	—	1,962	78
Multi-family mortgage - Other	511	507	—	—	514	34
Nonresidential real estate	2,066	2,049	—	—	1,877	102
	7,666	7,051	639	—	7,920	238
With an allowance recorded:
Multi-family mortgage - Illinois	518	518	—	41	1,181	—
Nonresidential real estate	62	39	27	3	1,439	—
	580	557	27	44	2,620	—
	$8,246	$7,608	$666	$44	$10,540	$238

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual Loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
March 31, 2016
One-to-four family residential real estate	$3,615	$3,178	$—
One-to-four family residential real estate – non owner occupied	92	192	—
Multi-family mortgage - Illinois	1,050	953	—
Nonresidential real estate	324	295	—
Land	828	803	—
	$5,909	$5,421	$—
December 31, 2015
One-to-four family residential real estate	$2,704	$2,263	$—
One-to-four family residential real estate – non owner occupied	92	192	—
Multi-family mortgage - Illinois	829	821	—
Nonresidential real estate	324	296	—
	$3,949	$3,572	$—
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $221,000 and $181,000 at March 31, 2016 and December 31, 2015, respectively. When a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at March 31, 2016 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$1,481	$351	$2,811	$4,643	$106,075	$110,718
One-to-four family residential real estate loans – non-owner occupied	327	4	195	526	42,687	43,213
Multi-family mortgage - Illinois	448	—	823	1,271	312,100	313,371
Multi-family mortgage - Other	—	—	—	—	197,686	197,686
Nonresidential real estate	569	471	295	1,335	215,968	217,303
Construction	—	—	—	—	548	548
Land	—	—	—	—	1,225	1,225
Commercial loans:
Regional commercial banking	96	3	—	99	27,804	27,903
Health care	—	—	—	—	31,501	31,501
Direct commercial lessor	—	—	—	—	17,226	17,226
Commercial leases:
Investment rated commercial leases	—	—	—	—	16,888	16,888
Other commercial leases	980	—	—	980	256,752	257,732
Consumer	—	—	—	—	1,897	1,897
	$3,901	$829	$4,124	$8,854	$1,228,357	$1,237,211

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the aging of the recorded investment of loans at December 31, 2015 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$2,000	$572	$1,997	$4,569	$109,893	$114,462
One-to-four family residential real estate loans – non-owner occupied	299	164	192	655	43,557	44,212
Multi-family mortgage - Illinois	651	283	821	1,755	312,620	314,375
Multi-family mortgage - Other	—	—	—	—	188,178	188,178
Nonresidential real estate	—	—	296	296	223,018	223,314
Construction	—	—	—	—	21	21
Land	—	—	—	—	1,279	1,279
Commercial loans:
Regional commercial banking	4	150	—	154	29,890	30,044
Health care	—	—	—	—	31,862	31,862
Direct commercial lessor	—	—	—	—	17,873	17,873
Commercial leases:
Investment rated commercial leases	50	363	—	413	170,859	171,272
Other commercial leases	—	—	—	—	95,800	95,800
Consumer	21	—	—	21	1,819	1,840
	$3,025	$1,532	$3,306	$7,863	$1,226,669	$1,234,532
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
The Company had $419,000 of TDRs at March 31, 2016 compared to $2.7 million at December 31, 2015, with no specific valuation reserves allocated to those loans at March 31, 2016 and December 31, 2015. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date. During the first quarter of 2016, six loans totaling $1.5 million were declassified as TDRs as they successfully met the regulatory criteria to be removed from TDR status.
The following table presents loans classified as TDRs:

	March 31, 2016	December 31, 2015
One-to-four family residential real estate	$248	$1,385
Multi-family mortgage	—	1,119
Troubled debt restructured loans – accrual loans	248	2,504
One-to-four family residential real estate	171	174
Troubled debt restructured loans – nonaccrual loans	171	174
Total troubled debt restructured loans	$419	$2,678
During the three months ending March 31, 2016 and 2015, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDR activity:

	Three Months Ended March 31,
	2016			2015
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	1	$63	$63	1	$63	$63

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the Three Months Ended March 31, 2016
One-to-four family residential real estate	$—	$63	$—	$63
For the Three Months Ended March 31, 2015
One-to-four family residential real estate	$—	$63	$—	$63
The TDRs described above had no impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs for the three months ended March 31, 2016. The TDRs had no material impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs for the three months ended March 31, 2015.
The following table presents TDRs for which there was a payment default during the three months ending March 31, 2016 and 2015 within twelve months following the modification.

	2016		2015
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	2	$42	2	$78
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The TDRs for which there was a payment default resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs during the three months ending March 31, 2016 and 2015.
There were no other loan modifications for the three months ending March 31, 2016. There were certain other loan modifications during the three months ending March 31, 2015 that did not meet the definition of a TDR. These loans had a total recorded investment of $1.1 million at March 31, 2015. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.
As of March 31, 2016, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$107,638	$—	$328	$3,178	$111,144
One-to-four family residential real estate loans – non-owner occupied	42,923	217	112	192	43,444
Multi-family mortgage loans - Illinois	311,205	339	2,838	956	315,338
Multi-family mortgage loans - Other	197,603	—	509	—	198,112
Nonresidential real estate loans	212,474	1,590	4,981	294	219,339
Construction loans	545	—	—	—	545
Land loans	427	—	—	827	1,254
Commercial loans:
Regional commercial banking	27,688	—	137	—	27,825
Health care	31,426	—	—	—	31,426
Direct commercial lessor	16,196	878	—	—	17,074
Commercial leases:
Investment rated commercial leases	182,057	—	—	—	182,057
Other commercial leases	90,530	262	—	—	90,792
Consumer	1,890	—	—	—	1,890
	$1,222,602	$3,286	$8,905	$5,447	$1,240,240

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of December 31, 2015, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$112,449	$—	$576	$1,936	$114,961
One-to-four family residential real estate loans – non-owner occupied	43,858	219	271	192	44,540
Multi-family mortgage loans - Illinois	312,329	344	4,656	828	318,157
Multi-family mortgage loans - Other	187,358	—	511	—	187,869
Nonresidential real estate loans	219,859	1,600	4,981	295	226,735
Construction loans	21	—	—	—	21
Land loans	450	—	842	—	1,292
Commercial loans:
Regional commercial banking	29,377	—	614	—	29,991
Health care	31,809	—	—	—	31,809
Direct commercial lessor	17,716	—	—	—	17,716
Commercial leases:					—
Investment rated commercial leases	170,100	—	—	—	170,100
Other commercial leases	95,305	—	—	—	95,305
Consumer	1,831	—	—	—	1,831
	$1,222,462	$2,163	$12,451	$3,251	$1,240,327
NOTE 5 – OTHER REAL ESTATE OWNED
Real estate that is acquired through foreclosure or a deed in lieu of foreclosure is classified as other real estate owned ("OREO") until it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less the estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses.

	March 31, 2016			December 31, 2015
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$2,682	$(63)	$2,619	$2,684	$(63)	$2,621
Multi-family mortgage	774	(37)	737	1,025	(74)	951
Nonresidential real estate	1,377	(242)	1,135	1,986	(239)	1,747
Land	1,450	(312)	1,138	2,358	(666)	1,692
	$6,283	$(654)	$5,629	$8,053	$(1,042)	$7,011

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - OTHER REAL ESTATE OWNED (continued)

The following represents the roll forward of OREO and the composition of OREO properties:

	For the Three Months Ended March 31,
	2016	2015
Beginning balance	7,011	$6,358
New foreclosed properties	65	589
Valuation adjustments	(119)	(213)
Sales	(1,328)	(418)
Ending balance	$5,629	$6,316
Activity in the valuation allowance is as follows:

	For the Three Months Ended March 31,
	2016	2015
Beginning balance	$1,042	$896
Additions charged to expense	119	213
Reductions from sales of other real estate owned	(507)	—
Ending balance	$654	$1,109
NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase, included with borrowings on the consolidated balance sheet, are shown below.

	March 31, 2016
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$2,621	$—	$—	$—	$2,621
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$2,621

	December 31, 2015
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$2,318	$—	$—	$—	$2,318
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$2,318
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $5.8 million and $6.0 million at March 31, 2016 and December 31, 2015, respectively. Also included in total borrowings were advances from the FHLBC of $15.0 million and $62.0 million at March 31, 2016 and December 31, 2015, respectively.
As the securities’ values fluctuate due to market conditions, the Company has no control over the market value.  The Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase price, per the agreement.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE

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

NOTE 7 - FAIR VALUE (continued)

NOTE 7 - FAIR VALUE (continued)

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2016
Securities:
Certificates of deposit	$—	$85,882	$—	$85,882
Equity mutual fund	514	—	—	514
Mortgage-backed securities – residential	—	18,211	—	18,211
Collateralized mortgage obligations – residential	—	6,757	—	6,757
SBA-guaranteed loan participation certificates	—	22	—	22
	$514	$110,872	$—	$111,386
December 31, 2015
Securities:
Certificates of deposit	$—	$87,901	$—	$87,901
Equity mutual fund	507	—	—	507
Mortgage-backed securities - residential	—	19,180	—	19,180
Collateralized mortgage obligations – residential	—	7,142	—	7,142
SBA-guaranteed loan participation certificates	—	23	—	23
	$507	$114,246	$—	$114,753

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

NOTE 7 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2016
Impaired loans:
Multi-family mortgage	$—	$—	$593	$593
Nonresidential real estate	—	—	36	36
	$—	$—	$629	$629
Other real estate owned:
Nonresidential real estate	—	—	674	674
	$—	$—	$674	$674
Mortgage servicing rights	$—	$267	$—	$267

December 31, 2015
Impaired loans:
Multi-family mortgage	$—	$—	$477	$477
Nonresidential real estate	—	—	36	36
	$—	$—	$513	$513
Other real estate owned:
One-to-four family residential real estate	$—	$—	$42	$42
Multi-family mortgage	—	—	354	354
Nonresidential real estate	—	—	474	474
Land	—	—	794	794
	$—	$—	$1,664	$1,664
Mortgage servicing rights	$—	$281	$—	$281
Impaired loans that are measured for impairment using the fair value of the collateral for collateral–dependent loans, and have specific valuation allowances, had a carrying amount of $686,000, with a valuation allowance of $57,000 at March 31, 2016, compared to a carrying amount of $557,000, and a valuation allowance of $44,000 at December 31, 2015, resulting in an increase in the provision for loan losses of $13,000 for the three months ended March 31, 2016. There was a decrease in the provision for loan losses of $19,000 for the three months ended March 31, 2015.
Other real estate owned ("OREO"), which is carried at the lower of cost or fair value less costs to sell, had a carrying value of $916,000 less a valuation allowance of $242,000, or $674,000 at March 31, 2016, compared to a carrying value of $2.5 million less a valuation allowance of $881,000, or $1.7 million at December 31, 2015. There were $119,000 of valuation adjustments of OREO recorded for the three months ended March 31, 2016. There were $213,000 of valuation adjustments of OREO recorded for the three months ended March 31, 2015.
Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $267,000 at March 31, 2016, and a carrying amount of $281,000 at December 31, 2015. A pre-tax provision of $3,000 on our mortgage servicing rights portfolio was included in noninterest income for the three months ended March 31, 2016, compared to a pre-tax recovery of $10,000 for the same period in 2015.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

NOTE 7 - FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Multi-family mortgage loans	$593	Sales comparison	Comparison between sales and income approaches	39.3% to 85.1% (48%)
		Income approach	Cap Rate	10.0%
Nonresidential real estate loans	36	Sales comparison	Comparison between sales and income approaches	1.24%
		Income approach	Cap Rate	8.5%
Impaired loans	$629
Other real estate owned:
Nonresidential real estate loans	$674	Sales comparison	Comparison between sales and income approaches	-3.2% to 54.9% (11%)
Other real estate owned	$674

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

NOTE 7 - FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Multi-family mortgage	$477	Sales comparison	Comparison between sales and income approaches	39.3%
		Income approach	Cap Rate	8.75%
Nonresidential real estate	36	Sales comparison	Comparison between sales and income approaches	1.2%
	$513
Other real estate owned
One-to-four family residential real estate	$42	Sales comparison	Discount applied to valuation	-0.35% to 2.8% (0.03%)
Multi-family mortgage	354	Sales comparison	Comparison between sales and income approaches	-67.74% to 10.37% (-13%)
Nonresidential real estate	474	Sales comparison	Comparison between sales and income approaches	-15.6% to 1.46% (-5%)
Land	794	Sales comparison	Discount applied to valuation	-7.7% to 17.24% (6%)
	$1,664

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

NOTE 7 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at March 31, 2016 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$65,943	$10,238	$55,705	$—	$65,943
Securities	111,386	514	110,872	—	111,386
Loans receivable, net of allowance for loan losses	1,232,485	—	1,255,757	629	1,256,386
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	4,346	—	4,346	—	4,346
Financial liabilities
Noninterest-bearing demand deposits	$238,848	$—	$238,848	$—	$238,848
Savings deposits	161,554	—	161,554	—	161,554
NOW and money market accounts	570,631	—	570,631	—	570,631
Certificates of deposit	221,101	—	293,654	—	293,654
Borrowings	17,621	—	17,621	—	17,621
Accrued interest payable	60	—	60	—	60

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$59,377	$13,192	$46,185	$—	$59,377
Securities	114,753	507	114,246	—	114,753
Loans receivable, net of allowance for loan losses	1,232,257	—	1,240,791	513	1,241,304
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	4,226	—	4,226	—	4,226
Financial liabilities
Noninterest-bearing demand deposits	$254,830	$—	$254,830	$—	$254,830
Savings deposits	156,752	—	156,752	—	156,752
NOW and money market accounts	578,636	—	578,636	—	578,636
Certificates of deposit	222,701	—	222,026	—	222,026
Borrowings	64,318	—	64,318	—	64,318
Accrued interest payable	39	—	39	—	39
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

NOTE 7 - FAIR VALUE (continued)

NOTE 7 - FAIR VALUE (continued)

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
These risks and uncertainties, as well as the Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and all amendments thereto, as filed with the Securities and Exchange Commission.
Overview
Loan originations for the first quarter of 2016 reflected the stronger pipelines for multi-family loans and commercial leases that were in place at the beginning of the year. Commercial loan originations and line of credit utilization were lower than expected for health care and direct commercial lessor exposures. Loan payoffs were higher than expected for multi-family loans as more borrowers elected to sell their apartment buildings given the current highly favorable market conditions in many geographic markets. Loan payoff activity for multi-family and non-residential real estate loans also reflected our decision not to compete for certain refinance transactions involving either aggressive amounts of uncontrolled cash-out proceeds to the owners or non-recourse loan structures.
We expect to increase loan portfolio balances for multifamily loans, commercial loans and commercial leases during the remainder of 2016; however, the precise timing of loan origination and loan payoff activity continues to be difficult to predict. The significant market volatility that occurred during the first quarter of 2016 affected credit market conditions in terms of both index values and credit spreads. In response to the changes in market conditions, we updated our credit parameters and pricing to maximize our commercial loan and lease origination opportunities with yields consistent with our established risk allocations and ever-increasing competitive forces.
Deposit balances increased due to our focus on increasing medium-duration certificates of deposit for asset-liability management purposes. Other deposit categories experienced seasonal fluctuations.
Net interest income before recovery increased modestly during the first quarter of 2016. Noninterest income declined due to lower customer transaction volumes on a seasonal basis. Noninterest expense declined despite higher expenses for equity-based compensation, information technology, and seasonal employee benefits costs.
Our ratio of classified assets to total capital remained stable in the first quarter of 2016. Non-accrual loans increased slightly as further improvements in loan portfolio quality resulting from resolutions were offset by ongoing residential loan delinquency trends and our decision to place one legacy Downers Grove National Bank land loan on non-accrual status in preparation for resolution later in 2016. Absent currently unforeseen events, we expect to maintain or improve our asset quality levels during 2016.
We completed the standard regulatory capital adequacy and related loan portfolio and interest rate stress analyses in the first quarter of 2016. Based on the results of these analyses, the Bank paid a dividend of $15.0 million to the Company in April 2016 to be used for general corporate purposes. The resultant tangible and risk-based capital levels at the Bank are not expected to have any material impact on the Bank’s loan portfolio growth capacity.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	March 31, 2016	December 31, 2015	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,511,808	$1,512,443	$(635)
Loans, net	1,232,485	1,232,257	228
Securities, at fair value	111,386	114,753	(3,367)
Other real estate owned, net	5,629	7,011	(1,382)
Deposits	1,264,689	1,212,919	51,770
Borrowings	17,621	64,318	(46,697)
Equity	209,488	212,364	(2,876)

	Three Months Ended March 31,
	2016	2015	Change
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$12,759	$12,211	$548
Interest expense	856	686	170
Net interest income	11,903	11,525	378
Recovery of loan losses	(490)	(724)	234
Net interest income after recovery of loan losses	12,393	12,249	144
Noninterest income	1,594	1,536	58
Noninterest expense	10,930	10,513	417
Income before income tax expense	3,057	3,272	(215)
Income tax expense	1,153	1,286	(133)
Net income	$1,904	$1,986	$(82)

	Three Months Ended March 31,
	2016	2015
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.50%	0.55%
Return on equity (ratio of net income to average equity) (1)	3.59	3.64
Average equity to average assets	14.03	15.08
Net interest rate spread (1) (2)	3.30	3.42
Net interest margin (1) (3)	3.39	3.48
Efficiency ratio (4)	80.98	80.49
Noninterest expense to average total assets (1)	2.89	2.90
Average interest-earning assets to average interest-bearing liabilities	136.26	124.76
Dividends declared per share	$0.05	$0.04
Dividend payout ratio	53.50%	42.50%

	At March 31, 2016	At December 31, 2015
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.73%	0.70%
Nonperforming loans to total loans	0.44	0.29
Allowance for loan losses to nonperforming loans	173.69	271.30
Allowance for loan losses to total loans	0.76	0.78
Capital Ratios:
Equity to total assets at end of period	13.86%	14.04%
Tier 1 leverage ratio (Bank only)	11.08%	11.33%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	255	251

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.
Comparison of Financial Condition at March 31, 2016 and December 31, 2015
Total assets remained stable at $1.512 billion at March 31, 2016 and December 31, 2015. Cash and cash equivalents increased by $6.6 million, or 11.1%, to $65.9 million at March 31, 2016, from $59.4 million at December 31, 2015. This increase was offset by a decrease in securities, other real estate owned and other assets.
At March 31, 2016 and December 31, 2015, loans totaled $1.232 billion. At March 31, 2016, our loan portfolio consisted of $889.2 million of real estate loans, which represented 71.7% of total loans. The Bank’s primary lending area consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family lending activities in carefully selected metropolitan areas outside our primary lending area, and engage in certain types of commercial lending and leasing activities on a nationwide basis. At March 31, 2016, $306.8 million, or 59.8%, of our multi-family loans were in the Metropolitan Statistical Area for Chicago, Illinois, while $54.3 million, or 10.6%, were in the Metropolitan Statistical Area for Dallas, Texas, $55.8 million, or 10.9%, were in the Metropolitan Statistical Area for Denver, Colorado, $21.4 million, or 4.2%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota, and $13.0 million, or 2.5%, were in the Metropolitan Statistical Area for Tampa, Florida. This information reflects the location of the collateral, but does not necessarily reflect the location of the borrower.
Total liabilities increased by $2.2 million, or 0.2%, to $1.302 billion at March 31, 2016, from $1.300 billion at December 31, 2015, primarily due to increases in savings accounts and certificates of deposits, which were partially offset by decreases in borrowings, non-interest demand accounts and money market accounts. Total deposits increased $51.8 million, or 4.3%, to $1.265 billion at March 31, 2016, from $1.213 billion at December 31, 2015. Certificates of deposit increased $10.1 million, or 4.8%, to $221.1 million at March 31, 2016, from $211.0 million at December 31, 2015. This increase included $61.5 million in brokered certificates of deposit. Savings accounts increased $4.8 million, or 3.1%, to $161.6 million at March 31, 2016, from $156.8 million at December 31, 2015. Noninterest-bearing demand deposits decreased $16.0 million, or 6.3%, to $238.8 million at March 31, 2016, from $254.8 million at December 31, 2015. Money market and interest-bearing NOW accounts decreased $8.0 million, or 1.4%, to $570.6 million at March 31, 2016, from $578.6 million at December 31, 2015. Core deposits (savings, money market, noninterest-bearing demand and NOW accounts) were 76.8% and 81.6% of total deposits at March 31, 2016 and December 31, 2015, respectively.
Total stockholders’ equity was $209.5 million at March 31, 2016, compared to $212.4 million at December 31, 2015. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 357,817 shares of our common stock at a total cost of $4.4 million, and our declaration and payment of cash dividends totaling $1.0 million, during the quarter ended March 31, 2016. These items were partially offset by the net income of $1.9 million that we recorded for the three months ended March 31, 2016. The unallocated shares of common stock that our ESOP owns were reflected as a $9.1 million reduction to stockholders’ equity at March 31, 2016, compared to a $9.3 million reduction at December 31, 2015.
Operating results for the three months ended March 31, 2016 and 2015
Net Income. We had net income of $1.9 million for the three months ended March 31, 2016, compared to net income $2.0 million for the three months ended March 31, 2015. Earnings per basic and fully diluted share of common stock were $0.10 for the three months ended March 31, 2016 and March 31, 2015.
Net Interest Income. Net interest income was $11.9 million for the three months ended March 31, 2016, compared to $11.5 million for the same period in 2015. The increase reflected a $548,000, or 4.5%, increase in interest income partially offset by a $170,000, or 24.8%, increase in interest expense.
The increase in interest income was primarily attributable to increases in net average interest-earning assets, which were partially offset by a decrease in the yield on interest-earning assets. Total average interest-earning assets increased $69.4 million, or 5.16%, to $1.414 billion for the three months ended March 31, 2016, from $1.345 billion for the same period in 2015. Our net interest rate spread decreased by 12 basis points to 3.30% for the three months ended March 31, 2016, from 3.42% for the same period in 2015. Our net interest margin decreased by nine basis points to 3.39% for the three months ended March 31, 2016, from 3.48% for the same period in 2015. The decreases in the net interest rate spread and net interest margin resulted from increased average balances partially offset by lower yields on interest-earning assets and increased costs for interest-bearing liabilities. The yield on interest-earning assets decreased five basis points to 3.63% for the three months ended March 31, 2016, from 3.68% for the same period in 2015, and the cost of interest-bearing liabilities increased seven basis points to 0.33% for the three months ended March 31, 2016, from 0.26% for the same period in 2015.

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

	For the Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,238,270	$12,347	4.01%	$1,164,107	$11,823	4.12%
Securities	118,557	314	1.07	121,958	327	1.09
Stock in FHLBC	6,257	14	0.90	6,257	8	0.52
Other	50,924	84	0.66	52,270	53	0.41
Total interest-earning assets	1,414,008	12,759	3.63	1,344,592	12,211	3.68
Noninterest-earning assets	99,675			103,743
Total assets	$1,513,683			$1,448,335
Interest-bearing liabilities:
Savings deposits	$158,320	42	0.11	$155,853	39	0.10
Money market accounts	324,516	249	0.31	340,668	270	0.32
NOW accounts	245,115	90	0.15	347,341	88	0.10
Certificates of deposit	234,872	406	0.70	230,690	287	0.50
Total deposits	962,823	787	0.33	1,074,552	684	0.26
Borrowings	74,907	69	0.37	3,160	2	0.26
Total interest-bearing liabilities	1,037,730	856	0.33	1,077,712	686	0.26
Noninterest-bearing deposits	242,290			130,037
Noninterest-bearing liabilities	21,341			22,127
Total liabilities	1,301,361			1,229,876
Equity	212,322			218,459
Total liabilities and equity	$1,513,683			$1,448,335
Net interest income		$11,903			$11,525
Net interest rate spread (2)			3.30%			3.42%
Net interest-earning assets (3)	$376,278			$266,880
Net interest margin (4)			3.39%			3.48%
Ratio of interest-earning assets to interest-bearing liabilities	136.26%			124.76%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
We had a recovery of loan losses of $490,000 for the three months ended March 31, 2016, compared to a recovery of $724,000 for the same period in 2015. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $288,000, or 3.0%, to $9.4 million at March 31, 2016, compared to $9.6 million at December 31, 2015. The reserve established for loans individually evaluated for impairment increased $13,000, or 29.5%, to $57,000 for the three months ended March 31, 2016. Net recoveries were $215,000 for the three months ended March 31, 2016. The allowance for loan losses as a percentage of nonperforming loans was 173.69% at March 31, 2016, compared to 271.30% at December 31, 2015.
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
Noninterest Income

	Three Months Ended March 31,
	2016	2015	Change
	(Dollars in thousands)
Deposit service charges and fees	$567	$465	$102
Other fee income	495	535	(40)
Insurance commissions and annuities income	55	63	(8)
Gain on sale of loans, net	18	27	(9)
Gain on sales of securities	46	—	46
Loan servicing fees	73	90	(17)
Amortization of servicing assets	(28)	(35)	7
Recovery (impairment) of servicing assets	(3)	10	(13)
Earnings on bank owned life insurance	51	49	2
Trust income	160	174	(14)
Other	160	158	2
Total noninterest income	$1,594	$1,536	$58
Noninterest income remained stable, totaling $1.6 million for the three months ended March 31, 2016, compared to $1.5 million for the three months ended March 31, 2015. Deposit service charges and fees increased $102,000 and other fee income decreased $40,000, respectively, for the three months ended March 31, 2016. Noninterest income for the three months ended March 31, 2016 included an $18,000 gain on sale of loans, compared to a $27,000 gain on sale of loans that was recorded for the same period in 2015. The results for the three months ended March 31, 2016 also included a $46,000 gain on the sale of certain securities the Bank acquired in its acquisition of Downers Grove National Bank in 2011.

Noninterest Expense

	Three Months Ended March 31,
	2016	2015	Change
	(Dollars in thousands)
Compensation and benefits	$5,993	$5,581	$412
Office occupancy and equipment	1,647	1,695	(48)
Advertising and public relations	222	344	(122)
Information technology	724	639	85
Supplies, telephone and postage	376	411	(35)
Amortization of intangibles	136	142	(6)
Nonperforming asset management	84	90	(6)
Loss (gain) on sale other real estate owned	38	(58)	96
Valuation adjustments of other real estate owned	119	213	(94)
Operations of other real estate owned	219	199	20
FDIC insurance premiums	217	235	(18)
Other	1,155	1,022	133
Total noninterest expense	$10,930	$10,513	$417
Noninterest expense increased by $417,000, or 4.0%, to $10.9 million for the three months ended March 31, 2016, from $10.5 million for the same period in 2015. The increase was primarily due to a $412,000, or 7.4%, increase in compensation and benefits expense resulting from the combined impact of a $245,000 expense for stock-based compensation and incentive compensation accruals. Increases in information technology expense, other expense and loss on sale of other real estate owned were substantially offset by lower advertising and public relations expense, lower occupancy expense and lower valuation adjustments on OREO. Other expenses included a provision of $120,000 for mortgage representation and warranty reserve for mortgage loans sold. Valuation adjustments of OREO based on updated appraisals decreased to $119,000 for the three months ended March 31, 2016, from $213,000 for the same period in 2015.
Income Taxes
For the three months ended March 31, 2016, we recorded income tax expense of $1.2 million, compared to $1.3 million for the three months ended March 31, 2015. Our effective tax rate for the three months ended March 31, 2016 was 37.7%, compared to 39.3% for the same period in 2015.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At March 31, 2016, we had no loans in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of March 31, 2016, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	March 31, 2016	December 31, 2015	Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$3,370	$2,455	$915
Multi-family mortgage	953	821	132
Nonresidential real estate	295	296	(1)
Construction and land	803	—	803
	5,421	3,572	1,849
Other real estate owned:
One-to-four family residential	2,619	2,621	(2)
Multi-family mortgage	737	951	(214)
Nonresidential real estate	1,135	1,747	(612)
Land	1,138	1,692	(554)
	5,629	7,011	(1,382)
Total nonperforming assets	$11,050	$10,583	$467
Ratios:
Nonperforming loans to total loans	0.44%	0.29%
Nonperforming assets to total assets	0.73	0.70
Nonperforming Assets
Nonperforming assets totaled $11.1 million at March 31, 2016, compared to $10.6 million at December 31, 2015. The increase reflected a $1.8 million increase in nonaccrual loans, which was partially offset by the disposition of $1.3 million of OREO.
One residential real estate loan with a book balance of approximately $65,000 was transferred from nonaccrual loans to OREO during the three months ended March 31, 2016. We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances. We had advances from the FHLBC of $15.0 million at March 31, 2016, and $62.0 million at December 31, 2015.
As of March 31, 2016, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of March 31, 2016, we had no other material commitments for capital expenditures.

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
The Bank and bank holding company are subject to regulatory capital requirements administered by the federal banking agencies. capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measure of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can result in the initiation of regulatory actions. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.
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
The Company and the Bank have each adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 12% (excluding the Capital Conservation Buffer ("CCB"). The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels, or capital levels required for capital adequacy plus the CCB. The minimum CCB in 2016 is 0.625% and will increase 0.625% annually through 2019 to 2.5%. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose. As of March 31, 2016, the Bank and the Company were well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
Actual and required capital amounts and ratios were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2016
Total capital (to risk-weighted assets):
Consolidated	$196,386	17.80%	$88,898	8.00%	N/A	N/A
BankFinancial, F.S.B.	174,605	15.83	88,881	8.00	$111,102	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	186,964	16.95	66,674	6.00	N/A	N/A
BankFinancial, F.S.B.	165,183	14.98	66,661	6.00	88,881	8.00
Common Tier 1 (CET1)
Consolidated	186,964	16.95	50,005	4.50	N/A	N/A
BankFinancial, F.S.B.	165,183	14.98	49,996	4.50	72,216	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	186,964	12.53	57,043	4.00	N/A	N/A
BankFinancial, F.S.B.	165,183	11.08	57,039	4.00	71,299	5.00

	Actual		Actual		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Total capital (to risk-weighted assets):
Consolidated	$198,738	17.89%	$88,898	8.00%	N/A	N/A
BankFinancial, F.S.B.	171,239	15.41	88,881	8.00	$111,102	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	189,044	17.01	66,674	6.00	N/A	N/A
BankFinancial, F.S.B.	161,545	14.54	66,661	6.00	88,881	8.00
Common Tier 1 (CET1)
Consolidated	189,044	17.01	50,005	4.50	N/A	N/A
BankFinancial, F.S.B.	161,545	14.54	49,996	4.50	72,216	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	189,044	13.26	57,043	4.00	N/A	N/A
BankFinancial, F.S.B.	161,545	11.33	57,039	4.00	71,299	5.00
The Bank paid a dividend of $15.0 million to the Company in April 2016 to be used for general corporate purposes.
Capital Management - Company Total stockholders’ equity was $209.5 million at March 31, 2016, compared to $212.4 million at December 31, 2015. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 357,817 shares of our common stock at a total cost of $4.4 million, and our declaration and payment of cash dividends totaling $1.0 million, during the quarter ended March 31, 2016. These items were partially offset by net income of $1.9 million that we recorded for the three months ended March 31, 2016. The unallocated shares of common stock that our ESOP owns were reflected as a $9.1 million reduction to stockholders’ equity at March 31, 2016, compared to a $9.3 million reduction at December 31, 2015.
Quarterly Cash Dividends. We declared $0.05 and $0.04 of dividends per share for the three months ended March 31, 2016 and March 31, 2015, respectively.
Stock Repurchase Program. On March 30, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to 1,055,098 shares of the Company’s common stock, which represented approximately 5% of the Company’s then issued and outstanding shares of common stock. On December 28, 2015, the Board of Directors extended this repurchase authorization from December 31, 2015 to December 31, 2016, and increased the number of shares that can be repurchased in accordance with the authorization by 1,046,868. As of March 31, 2016, the Company had repurchased 1,162,466 shares of its common stock out of the 2,101,966 shares of common stock authorized under this repurchase authorization.
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
Quantitative Analysis. The following table sets forth, as of March 31, 2016, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(26,033)	(10.71)%	$1,421	3.11%
+300	(14,827)	(6.10)	1,152	2.52
+200	(5,343)	(2.20)	994	2.18
+100	4,878	2.01	584	1.28
0
-25	(904)	(0.37)	(370)	(0.81)
The table set forth above indicates that at March 31, 2016, in the event of an immediate 25 basis point decrease in interest rates, the Bank would be expected to experience a 0.37% decrease in NPV and a $370,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 2.20% decrease in NPV and a $994,000 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s management, including the Chairman, President, and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended March 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Equity Securities.
The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the first quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
January 1, 2016 through January 31, 2016	97,317	$12.90	97,317	1,200,000
February 1, 2016 through February 29, 2016	67,900	12.04	67,900	1,132,100
March 1, 2016 through March 31, 2016	192,600	11.97	192,600	939,500
	357,817		357,817
On March 30, 2015, the Company announced that the Board had authorized the repurchase of up to 1,055,098 shares of the Company’s common stock, which represented approximately 5% of the Company’s issued and outstanding shares of common stock. On December 28, 2015, the Board extended this repurchase authorization from December 31, 2015 to December 31, 2016, and increased the number of shares that can be repurchased in accordance with the authorization by 1,046,868. As of March 31, 2016, the Company had repurchased 1,162,466 shares of its common stock out of the 2,101,966 shares of common stock authorized under this repurchase authorization.

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
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	April 27, 2016	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer