Form 10-Q
period 2016-06-30
BankFinancial CORP
filed 2016-08-01
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2016
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
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. At July 29, 2016, there were 19,542,026 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
June 30, 2016

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	June 30, 2016	December 31, 2015
Assets
Cash and due from other financial institutions	$11,509	$13,192
Interest-bearing deposits in other financial institutions	74,048	46,185
Cash and cash equivalents	85,557	59,377
Securities, at fair value	105,698	114,753
Loans receivable, net of allowance for loan losses: June 30, 2016, $8,915 and December 31, 2015, $9,691	1,207,553	1,232,257
Other real estate owned, net	5,373	7,011
Stock in Federal Home Loan Bank, at cost	6,257	6,257
Premises and equipment, net	32,021	32,726
Accrued interest receivable	4,000	4,226
Core deposit intangible	1,040	1,305
Bank owned life insurance	22,484	22,387
Deferred taxes	25,187	26,695
Other assets	4,661	5,449
Total assets	$1,499,831	$1,512,443

Liabilities
Deposits
Noninterest-bearing	$231,928	$254,830
Interest-bearing	1,036,674	958,089
Total deposits	1,268,602	1,212,919
Borrowings	1,469	64,318
Advance payments by borrowers for taxes and insurance	12,421	11,528
Accrued interest payable and other liabilities	10,632	11,314
Total liabilities	1,293,124	1,300,079

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 19,678,697 shares issued at June 30, 2016 and 20,297,317 issued at December 31, 2015	197	203
Additional paid-in capital	177,995	184,797
Retained earnings	36,845	36,114
Unearned Employee Stock Ownership Plan shares	(8,811)	(9,297)
Accumulated other comprehensive income	481	547
Total stockholders’ equity	206,707	212,364
Total liabilities and stockholders’ equity	$1,499,831	$1,512,443

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest and dividend income
Loans, including fees	$12,099	$11,836	$24,446	$23,659
Securities	307	257	621	584
Other	175	100	273	161
Total interest income	12,581	12,193	25,340	24,404
Interest expense
Deposits	950	689	1,737	1,373
Borrowings	2	2	71	4
Total interest expense	952	691	1,808	1,377
Net interest income	11,629	11,502	23,532	23,027
Provision for (recovery of) loan losses	1,315	(488)	825	(1,212)
Net interest income after provision for (recovery of) loan losses	10,314	11,990	22,707	24,239
Noninterest income
Deposit service charges and fees	541	532	1,108	997
Other fee income	505	601	1,000	1,136
Insurance commissions and annuities income	72	86	127	149
Gain on sale of loans, net	3	28	21	55
Gain on sale of securities (includes $46 accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities for the six months ended June 30, 2016)	—	—	46	—
Loss on disposition of premises and equipment, net	—	(1)	—	(1)
Loan servicing fees	75	96	148	186
Amortization and impairment of servicing assets	(37)	(32)	(68)	(57)
Earnings on bank owned life insurance	46	45	97	94
Trust income	165	183	325	357
Other	167	151	327	309
Total noninterest income	1,537	1,689	3,131	3,225
Noninterest expense
Compensation and benefits	5,713	5,278	11,706	10,859
Office occupancy and equipment	1,635	1,670	3,282	3,365
Advertising and public relations	252	227	474	571
Information technology	699	657	1,423	1,296
Supplies, telephone, and postage	297	385	673	796
Amortization of intangibles	129	136	265	278
Nonperforming asset management	127	108	211	198
Operations of other real estate owned	149	92	525	446
FDIC insurance premiums	236	262	453	497
Other	1,269	1,216	2,424	2,238
Total noninterest expense	10,506	10,031	21,436	20,544
Income before income taxes	1,345	3,648	4,402	6,920
Income tax expense	514	1,424	1,667	2,710
Net income	$831	$2,224	$2,735	$4,210
Basic earnings per common share	$0.04	$0.11	$0.14	$0.21
Diluted earnings per common share	$0.04	$0.11	$0.14	$0.21
Weighted average common shares outstanding	19,130,118	20,009,358	19,279,330	20,138,045
Diluted weighted average common shares outstanding	19,130,435	20,013,573	19,279,642	20,142,205

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$831	$2,224	$2,735	$4,210
Unrealized holding loss arising during the period	(40)	(128)	(62)	(210)
Tax effect, included in income tax expense	16	50	24	80
Unrealized holding loss arising during the period, net of tax	(24)	(78)	(38)	(130)
Reclassification adjustment for gain included in net income	—	—	(46)	—
Tax effect, included in income tax expense	—	—	18	—
Reclassification adjustment for gain included in net income, net of tax	—	—	(28)	—
Other comprehensive loss	(24)	(78)	(66)	(130)
Comprehensive income	$807	$2,146	$2,669	$4,080

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
	$211	$193,845	$31,584	$(10,276)	$757	$216,121
Net income	—	—	4,210	—	—	4,210
Other comprehensive loss, net of tax	—	—	—	—	(130)	(130)
Repurchase and retirement of common stock (600,000 shares)	(6)	(7,382)	—	—	—	(7,388)
Nonvested stock awards-stock-based compensation expense	—	52	—	—	—	52
Cash dividends declared on common stock ($0.08 per share)	—	—	(1,688)	—	—	(1,688)
ESOP shares earned	—	86	—	485	—	571
Balance at June 30, 2015	$205	$186,601	$34,106	$(9,791)	$627	$211,748

Balance at January 1, 2016	$203	$184,797	$36,114	$(9,297)	$547	$212,364
Net income	—	—	2,735	—	—	2,735
Other comprehensive loss, net of tax	—	—	—	—	(66)	(66)
Repurchase and retirement of common stock (618,620 shares)	(6)	(7,667)	—	—	—	(7,673)
Nonvested stock awards-stock-based compensation expense	—	768	—	—	—	768
Cash dividends declared on common stock ($0.10 per share)	—	—	(2,004)	—	—	(2,004)
ESOP shares earned	—	97	—	486	—	583
Balance at June 30, 2016	$197	$177,995	$36,845	$(8,811)	$481	$206,707

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$2,735	$4,210
Adjustments to reconcile to net income to net cash from operating activities
Provision for (recovery of) loan losses	825	(1,212)
ESOP shares earned	583	571
Stock–based compensation expense	768	52
Depreciation and amortization	1,872	1,835
Amortization of premiums and discounts on securities and loans	(77)	(151)
Amortization of core deposit intangible	265	278
Amortization and impairment of servicing assets	68	57
Net change in net deferred loan origination costs	(37)	(322)
Net gain on sale of other real estate owned	—	(80)
Net gain on sale of loans	(21)	(55)
Net gain on sale of securities	(46)	—
Net loss on disposition of premises and equipment	—	1
Loans originated for sale	(503)	(2,324)
Proceeds from sale of loans	524	2,379
Other real estate owned valuation adjustments	129	236
Net change in:
Accrued interest receivable	226	41
Earnings on bank owned life insurance	(97)	(94)
Other assets	1,955	3,999
Accrued interest payable and other liabilities	(682)	(270)
Net cash from operating activities	8,487	9,151
Cash flows from investing activities
Securities
Proceeds from maturities	38,523	40,011
Proceeds from principal repayments	2,263	4,491
Proceeds from sales of securities	46	—
Purchases of securities	(31,857)	(22,702)
Loans receivable
Loan participations sold	—	3,350
Principal payments on loans receivable	249,183	230,146
Proceeds of loan sale	14,746	—
Originated for investment	(240,574)	(218,045)
Proceeds from sale of other real estate owned	1,630	1,830
Purchase of premises and equipment, net	(317)	(282)
Net cash from investing activities	33,643	38,799

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities
Net change in deposits	$55,683	$(11,487)
Net change in borrowings	(62,849)	(9,882)
Net change in advance payments by borrowers for taxes and insurance	893	340
Repurchase and retirement of common stock	(7,673)	(7,388)
Cash dividends paid on common stock	(2,004)	(1,688)
Net cash used in financing activities	(15,950)	(30,105)
Net change in cash and cash equivalents	26,180	17,845
Beginning cash and cash equivalents	59,377	59,581
Ending cash and cash equivalents	$85,557	$77,426

Supplemental disclosures of cash flow information:
Interest paid	$1,710	$1,413
Income taxes paid	175	26
Loans transferred to other real estate owned	121	1,167

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”). The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three- and six-month periods ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update originally were to become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. During 2015, the FASB delayed the effectiveness by one year to annual periods and interim periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income available to common stockholders	$831	$2,224	$2,735	$4,210
Average common shares outstanding	19,827,581	20,811,856	19,991,561	20,956,110
Less:
Unearned ESOP shares	(694,773)	(792,816)	(706,941)	(804,864)
Unvested restricted stock shares	(2,690)	(9,682)	(5,290)	(13,201)
Weighted average common shares outstanding	19,130,118	20,009,358	19,279,330	20,138,045
Add - Net effect of dilutive unvested restricted stock	317	4,215	312	4,160
Diluted weighted average common shares outstanding	19,130,435	20,013,573	19,279,642	20,142,205
Basic earnings per common share	$0.04	$0.11	$0.14	$0.21
Diluted earnings per common share	$0.04	$0.11	$0.14	$0.21
Number of antidilutive stock options excluded from the diluted earnings per share calculation	536,459	—	536,459	—
Weighted average exercise price of anti-dilutive option shares	$12.99	$—	$12.99	$—

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Certificates of deposit	$81,376	$—	$—	$81,376
Equity mutual fund	500	17	—	517
Mortgage-backed securities - residential	16,677	762	—	17,439
Collateralized mortgage obligations - residential	6,345	22	(21)	6,346
SBA-guaranteed loan participation certificates	20	—	—	20
	$104,918	$801	$(21)	$105,698
December 31, 2015
Certificates of deposit	$87,901	$—	$—	$87,901
Equity mutual fund	500	7	—	507
Mortgage-backed securities - residential	18,330	880	(30)	19,180
Collateralized mortgage obligations - residential	7,111	41	(10)	7,142
SBA-guaranteed loan participation certificates	23	—	—	23
	$113,865	$928	$(40)	$114,753
The mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at June 30, 2016 and December 31, 2015.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
	Amortized Cost	Fair Value
Due in one year or less	$81,376	$81,376
Equity mutual fund	500	517
Mortgage-backed securities - residential	16,677	17,439
Collateralized mortgage obligations - residential	6,345	6,346
SBA-guaranteed loan participation certificates	20	20
	$104,918	$105,698
Sales of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds	$—	$—	$46	$—
Gross gains	—	—	46	—
Gross losses	—	—	—	—

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2016
Collateralized mortgage obligations - residential	$3,216	$(13)	$1,171	$(8)	$4,387	$(21)

December 31, 2015
Mortgage-backed securities - residential	$—	$—	$1,724	$(30)	$1,724	$(30)
Collateralized mortgage obligations - residential	—	—	1,299	(10)	1,299	(10)
	$—	$—	$3,023	$(40)	$3,023	$(40)
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
Certain collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at June 30, 2016, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.
NOTE 4 - LOANS RECEIVABLE
Loans receivable are as follows:

	June 30, 2016	December 31, 2015
One-to-four family residential real estate	$147,876	$159,501
Multi-family mortgage	504,158	506,026
Nonresidential real estate	191,685	226,735
Construction and land	1,767	1,313
Commercial loans	84,951	79,516
Commercial leases	282,629	265,405
Consumer	1,744	1,831
	1,214,810	1,240,327
Net deferred loan origination costs	1,658	1,621
Allowance for loan losses	(8,915)	(9,691)
Loans, net	$1,207,553	$1,232,257

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
June 30, 2016
One-to-four family residential real estate	$—	$1,321	$1,321	$3,210	$144,666	$147,876
Multi-family mortgage	54	3,430	3,484	1,633	502,525	504,158
Nonresidential real estate	27	2,344	2,371	751	190,934	191,685
Construction and land	—	53	53	—	1,767	1,767
Commercial loans	—	645	645	—	84,951	84,951
Commercial leases	—	1,010	1,010	—	282,629	282,629
Consumer	—	31	31	—	1,744	1,744
	$81	$8,834	$8,915	$5,594	$1,209,216	1,214,810
Net deferred loan origination costs						1,658
Allowance for loan losses						(8,915)
Loans, net						$1,207,553

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2015
One-to-four family residential real estate	$—	$1,704	$1,704	$2,672	$156,829	$159,501
Multi-family mortgage	41	3,569	3,610	2,879	503,147	506,026
Nonresidential real estate	3	2,579	2,582	2,099	224,636	226,735
Construction and land	—	43	43	—	1,313	1,313
Commercial loans	—	654	654	—	79,516	79,516
Commercial leases	—	1,073	1,073	—	265,405	265,405
Consumer	—	25	25	—	1,831	1,831
	$44	$9,647	$9,691	$7,650	$1,232,677	1,240,327
Net deferred loan origination costs						1,621
Allowance for loan losses						(9,691)
Loans, net						$1,232,257

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$9,416	$11,576	$9,691	$11,990
Loans charged off:
One-to-four family residential real estate	(355)	(99)	(407)	(202)
Multi-family mortgage	(6)	(161)	(51)	(180)
Nonresidential real estate	(1,657)	(252)	(1,660)	(263)
Commercial loans	—	—	—	(98)
Consumer	(2)	(4)	(18)	(8)
	(2,020)	(516)	(2,136)	(751)
Recoveries:
One-to-four family residential real estate	6	219	87	279
Multi-family mortgage	9	4	146	8
Nonresidential real estate	161	9	161	25
Construction and land	—	—	35	6
Commercial loans	28	6	105	463
Commercial leases	—	—	—	1
Consumer	—	—	1	1
	204	238	535	783
Net recoveries (charge-offs)	(1,816)	(278)	(1,601)	32
Provision for (recovery of) loan losses	1,315	(488)	825	(1,212)
Ending balance	$8,915	$10,810	$8,915	$10,810
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present loans individually evaluated for impairment by class of loans:

					Three months ended June 30, 2016		Six months ended June 30, 2016
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2016
With no related allowance recorded:
One-to-four family residential real estate	$2,930	$2,996	$695	$—	$2,921	$8	$2,713	$15
One-to-four family residential real estate - non-owner occupied	90	192	2	—	192	—	119	—
Multi-family mortgage - Illinois	991	990	—	—	936	10	1,197	21
Nonresidential real estate	461	456	—	—	1,481	—	1,626	4
	4,472	4,634	697	—	5,530	18	5,655	40
With an allowance recorded:
Multi-family mortgage - Illinois	640	643	51	54	646	—	591	—
Nonresidential real estate	276	297	48	27	103	—	75	—
	916	940	99	81	749	—	666	—
	$5,388	$5,574	$796	$81	$6,279	$18	$6,321	$40

					Year ended December 31, 2015
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2015
With no related allowance recorded:
One-to-four family residential real estate	$3,203	$2,637	$637	$—	$2,708	$24
One-to-four family residential real estate - non-owner occupied	23	21	2	—	859	—
Multi-family mortgage - Illinois	1,863	1,837	—	—	1,962	78
Multi-family mortgage - Other	511	507	—	—	514	34
Nonresidential real estate	2,066	2,049	—	—	1,877	102
	7,666	7,051	639	—	7,920	238
With an allowance recorded:
Multi-family mortgage - Illinois	518	518	—	41	1,181	—
Nonresidential real estate	62	39	27	3	1,439	—
	580	557	27	44	2,620	—
	$8,246	$7,608	$666	$44	$10,540	$238

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual Loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
June 30, 2016
One-to-four family residential real estate	$2,881	$2,433	$—
One-to-four family residential real estate – non owner occupied	92	192	—
Multi-family mortgage - Illinois	1,074	1,021	—
Nonresidential real estate	785	754	—
Land	828	—	828
	$5,660	$4,400	$828
December 31, 2015
One-to-four family residential real estate	$2,704	$2,263	$—
One-to-four family residential real estate – non owner occupied	92	192	—
Multi-family mortgage - Illinois	829	821	—
Nonresidential real estate	324	296	—
	$3,949	$3,572	$—
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $238,000 and $181,000 at June 30, 2016 and December 31, 2015, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at June 30, 2016 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$94	$299	$2,022	$2,415	$103,167	$105,582
One-to-four family residential real estate loans – non-owner occupied	2	4	192	198	41,304	41,502
Multi-family mortgage - Illinois	—	—	1,020	1,020	298,492	299,512
Multi-family mortgage - Other	—	—	—	—	199,773	199,773
Nonresidential real estate	—	—	754	754	187,802	188,556
Construction	—	—	—	—	537	537
Land	—	—	842	842	398	1,240
Commercial loans:
Regional commercial banking	—	—	—	—	35,121	35,121
Health care	—	—	—	—	27,726	27,726
Direct commercial lessor	—	—	—	—	22,381	22,381
Commercial leases:
Investment rated commercial leases	121	—	—	121	200,115	200,236
Other commercial leases	—	—	—	—	83,999	83,999
Consumer	—	—	—	—	1,751	1,751
	$217	$303	$4,830	$5,350	$1,202,566	$1,207,916

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
Troubled Debt Restructurings
The Company evaluates loan extensions or modifications in accordance with FASB ASC 310–40 with respect to the classification of the loan as a Troubled Debt Restructuring ("TDR"). In general, if the Company grants a loan extension or modification to a borrower for other than an insignificant period of time that includes a below–market interest rate, principal forgiveness, payment forbearance or other concession intended to minimize the economic loss to the Company, the loan extension or loan modification is classified as a TDR. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal then due and payable, management measures any impairment on the restructured loan in the same manner as for impaired loans as noted above.
The Company had $419,000 of TDRs at June 30, 2016, compared to $2.7 million at December 31, 2015. No specific valuation reserves were allocated to those loans at June 30, 2016 and December 31, 2015. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date. During the first quarter of 2016, six loans totaling $1.5 million were declassified as TDRs as they successfully met the regulatory criteria to be removed from TDR status.
The following table presents loans classified as TDRs:

	June 30, 2016	December 31, 2015
One-to-four family residential real estate	$187	$1,385
Multi-family mortgage	—	1,119
Troubled debt restructured loans – accrual loans	187	2,504
One-to-four family residential real estate	232	174
Troubled debt restructured loans – nonaccrual loans	232	174
Total troubled debt restructured loans	$419	$2,678

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

During the six months ending June 30, 2016 and 2015, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There was no new TDR activity for the three months ending June 30, 2016 and 2015.
The following tables present TDR activity:

	Six Months Ended June 30,
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
For the Six Months Ended June 30, 2016
One-to-four family residential real estate	$—	$63	$—	$63
For the Six Months Ended June 30, 2015
One-to-four family residential real estate	$—	$63	$—	$63
The TDRs described above had no impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs for the six months ended June 30, 2016. The TDRs had no material impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs for the six months ended June 30, 2015.
The following table presents TDRs for which there was a payment default during the six months ended June 30, 2016 and 2015 within twelve months following the modification.

	2016		2015
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	3	$104	2	$77
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The TDRs for which there was a payment default resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs during the six months ended June 30, 2016 and 2015.
There were certain other loan modifications during the three and six months ended June 30, 2016 and 2015 that did not meet the definition of a TDR. These loans had a total recorded investment of $255,000 and $2.3 million at June 30, 2016 and 2015, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.
As of June 30, 2016, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$103,885	$—	$335	$1,854	$106,074
One-to-four family residential real estate loans – non-owner occupied	41,397	213	—	192	41,802
Multi-family mortgage loans - Illinois	299,839	334	2,025	1,024	303,222
Multi-family mortgage loans - Other	200,936	—	—	—	200,936
Nonresidential real estate loans	187,740	—	3,194	751	191,685
Construction loans	534	—	—	—	534
Land loans	403	—	830	—	1,233
Commercial loans:
Regional commercial banking	34,816	—	225	—	35,041
Health care	27,695	—	—	—	27,695
Direct commercial lessor	21,565	650	—	—	22,215
Commercial leases:
Investment rated commercial leases	199,020	—	—	—	199,020
Other commercial leases	83,393	216	—	—	83,609
Consumer	1,742	—	2	—	1,744
	$1,202,965	$1,413	$6,611	$3,821	$1,214,810

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of December 31, 2015, the risk categories of loans by class of loans are as follows:

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

NOTE 5 - OTHER REAL ESTATE OWNED
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

	June 30, 2016			December 31, 2015
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$2,506	$(73)	$2,433	$2,684	$(63)	$2,621
Multi-family mortgage	774	(37)	737	1,025	(74)	951
Nonresidential real estate	1,307	(242)	1,065	1,986	(239)	1,747
Land	1,450	(312)	1,138	2,358	(666)	1,692
	$6,037	$(664)	$5,373	$8,053	$(1,042)	$7,011

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - OTHER REAL ESTATE OWNED (continued)

The following represents the roll forward of OREO and the composition of OREO properties:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$5,629	$6,316	$7,011	$6,358
New foreclosed properties	56	578	121	1,167
Valuation adjustments	(10)	(23)	(129)	(236)
Sales	(302)	(1,332)	(1,630)	(1,750)
Ending balance	$5,373	$5,539	$5,373	$5,539
Activity in the valuation allowance is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$654	$1,109	$1,042	$896
Additions charged to expense	10	22	129	235
Reductions from sales of other real estate owned	—	(29)	(507)	(29)
Ending balance	$664	$1,102	$664	$1,102
NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase, included with borrowings on the consolidated balance sheet, are shown below.

	June 30, 2016
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$1,469	$—	$—	$—	$1,469
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$1,469

	December 31, 2015
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$2,318	$—	$—	$—	$2,318
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$2,318
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $5.5 million and $6.0 million at June 30, 2016 and December 31, 2015, respectively. Also included in total borrowings were advances from the FHLBC of $62.0 million at December 31, 2015 and none at June 30, 2016.
Because the securities’ values fluctuate due to market conditions, the Company has no control over the market value.  The Company is obligated to promptly transfer additional securities to the counterparty if the market value of the securities falls below the repurchase price, per the agreement.

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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

NOTE 7 - FAIR VALUE (continued)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2016
Securities:
Certificates of deposit	$—	$81,376	$—	$81,376
Equity mutual fund	517	—	—	517
Mortgage-backed securities – residential	—	17,439	—	17,439
Collateralized mortgage obligations – residential	—	6,346	—	6,346
SBA-guaranteed loan participation certificates	—	20	—	20
	$517	$105,181	$—	$105,698
December 31, 2015
Securities:
Certificates of deposit	$—	$87,901	$—	$87,901
Equity mutual fund	507	—	—	507
Mortgage-backed securities - residential	—	19,180	—	19,180
Collateralized mortgage obligations – residential	—	7,142	—	7,142
SBA-guaranteed loan participation certificates	—	23	—	23
	$507	$114,246	$—	$114,753

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

NOTE 7 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2016
Impaired loans:
Multi-family mortgage	$—	$—	$589	$589
Nonresidential real estate	—	—	270	270
	$—	$—	$859	$859
Other real estate owned:
One-to-four family residential real estate	$—	$—	$33	$33
Nonresidential real estate	—	—	674	674
	$—	$—	$707	$707
Mortgage servicing rights	$—	$253	$—	$253

December 31, 2015
Impaired loans:
Multi-family mortgage	$—	$—	$477	$477
Nonresidential real estate	—	—	36	36
	$—	$—	$513	$513
Other real estate owned:
One-to-four family residential real estate	$—	$—	$42	$42
Multi-family mortgage	—	—	354	354
Nonresidential real estate	—	—	474	474
Land	—	—	794	794
	$—	$—	$1,664	$1,664
Mortgage servicing rights	$—	$281	$—	$281
Impaired loans that are measured for impairment using the fair value of the collateral for collateral–dependent loans and which have specific valuation allowances had a carrying amount of $940,000, with a valuation allowance of $81,000 at June 30, 2016, compared to a carrying amount of $557,000 and a valuation allowance of $44,000 at December 31, 2015. The increase in the valuation allowance resulted in an increase in the provision for loan losses of $37,000 for the six months ended June 30, 2016. There was a decrease in the provision for loan losses of $405,000 for the six months ended June 30, 2015.
Other real estate owned ("OREO"), which is carried at the lower of cost or fair value less costs to sell, had a carrying value of $1.0 million less a valuation allowance of $299,000, or $707,000 at June 30, 2016, compared to a carrying value of $2.5 million less a valuation allowance of $881,000, or $1.7 million at December 31, 2015. There were $129,000 of valuation adjustments of OREO recorded for the six months ended June 30, 2016. There were $236,000 of valuation adjustments of OREO recorded for the six months ended June 30, 2015.
Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $253,000 at June 30, 2016, and a carrying amount of $281,000 at December 31, 2015. There was no pre-tax provision for our mortgage servicing rights

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

NOTE 7 - FAIR VALUE (continued)

portfolio included in noninterest income for the six months ended June 30, 2016, compared to a pre-tax recovery of $13,000 for the same period in 2015.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Multi-family mortgage loans	$589	Sales comparison	Comparison between sales and income approaches	35.6% to 89.3% (43%)
		Income approach	Cap Rate	10.0%
Nonresidential real estate loans	270	Sales comparison	Comparison between sales and income approaches	-10.2% to 1.2% (-9%)
		Income approach	Cap Rate	8.5%
Impaired loans	$859
Other real estate owned:
One-to-four family residential real estate	$33	Sales comparison	Discount applied to valuation	8.6%
Nonresidential real estate loans	674	Sales comparison	Comparison between sales and income approaches	-3.2% to 54.9% (11%)
Other real estate owned	$707

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
	$1,664

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

NOTE 7 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at June 30, 2016 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$85,557	$11,509	$74,048	$—	$85,557
Securities	105,698	517	105,181	—	105,698
Loans receivable, net of allowance for loan losses	1,207,553	—	1,230,988	859	1,231,847
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	4,000	—	4,000	—	4,000
Financial liabilities
Noninterest-bearing demand deposits	$231,928	$—	$231,928	$—	$231,928
Savings deposits	158,669	—	158,669	—	158,669
NOW and money market accounts	573,698	—	573,698	—	573,698
Certificates of deposit	304,307	—	304,840	—	304,840
Borrowings	1,469	—	1,469	—	1,469
Accrued interest payable	66	—	66	—	66

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$59,377	$13,192	$46,185	$—	$59,377
Securities	114,753	507	114,246	—	114,753
Loans receivable, net of allowance for loan losses	1,232,257	—	1,240,791	513	1,241,304
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	4,226	—	4,226	—	4,226
Financial liabilities
Noninterest-bearing demand deposits	$254,830	$—	$254,830	$—	$254,830
Savings deposits	156,752	—	156,752	—	156,752
NOW and money market accounts	578,636	—	578,636	—	578,636
Certificates of deposit	222,701	—	222,026	—	222,026
Borrowings	64,318	—	64,318	—	64,318
Accrued interest payable	39	—	39	—	39
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
These risks and uncertainties, as well as the Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and this Quarterly Report on Form 10-Q, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.
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
Overview
Loan originations for the second quarter of 2016 reflected continued growth in commercial and industrial loan categories, including exceptionally strong growth in investment-grade commercial equipment leases. The strong loan originations growth was partially offset by higher payoffs of commercial leases, as lessors continue to actively manage their portfolios and maximize residual realization, and due to our syndication of certain exposures to manage concentration of credit risk.
Multi-family loan originations were lower than the historical seasonal average, due in part to reduced marketing activity early in the quarter in response to changes in market conditions. Multi-family loan payoffs continued to be elevated as investors elected to sell rather than retain their apartment buildings given the highly favorable real estate market conditions in many geographic markets.
We expect to continue to increase loan portfolio balances for commercial loans and commercial leases, and resume growth for multi-family loans during the remainder of 2016; however, the precise timing of loan origination and loan payoff activity continues to be difficult to predict.  Market volatility related to global events continued in the second quarter of 2016 in terms of both index values and credit spreads.  In response to the changes in market conditions, we updated our credit parameters and pricing to maximize our commercial loan and lease origination opportunities with yields consistent with our established risk allocations and ever-increasing competitive forces. As a result of these actions, we experienced higher commercial lease, commercial loan and multi-family loan originations late in the second quarter with accelerated activity continuing into the third quarter of 2016.
Deposit balances increased due to our focus on increasing medium-duration certificates of deposit for asset-liability management purposes.  Other deposit categories were essentially constant with typical seasonal fluctuations.
Net interest income declined modestly during the second quarter of 2016 due to lower average loan balances and lower yields. We expect that net interest income can resume its long-term growth trend, but the timing and extent of net interest income growth is to a greater extent dependent on the volume and relative mix of future loan originations, and to a lesser extent on loan payoffs and loan repricing.
Noninterest income declined due to lower check deposit and presentment volumes, partially offset by improved deposit account management, insurance, wealth management and trust income.  Noninterest expense declined despite higher expenses for equity-based compensation, information technology, and seasonal employee benefits costs. We expect further improvement to noninterest expense during the remainder of 2016 as we assess business unit and departmental productivity in light of current market conditions and expenses for equity-based compensation decline.
Our ratio of classified assets to total capital declined in the second quarter of 2016.  Past due loans, non-performing loans and non-performing assets all declined during the quarter due to additional credit resolutions. Based on current conditions and various actions we have taken to mitigate risk in our loan portfolio, we expect asset quality to remain strong.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	June 30, 2016	December 31, 2015	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,499,831	$1,512,443	$(12,612)
Loans, net	1,207,553	1,232,257	(24,704)
Securities, at fair value	105,698	114,753	(9,055)
Other real estate owned, net	5,373	7,011	(1,638)
Deposits	1,268,602	1,212,919	55,683
Borrowings	1,469	64,318	(62,849)
Equity	206,707	212,364	(5,657)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$12,581	$12,193	$388	$25,340	$24,404	$936
Interest expense	952	691	261	1,808	1,377	431
Net interest income	11,629	11,502	127	23,532	23,027	505
Provision for (recovery of) loan losses	1,315	(488)	1,803	825	(1,212)	2,037
Net interest income after provision for (recovery of) loan losses	10,314	11,990	(1,676)	22,707	24,239	(1,532)
Noninterest income	1,537	1,689	(152)	3,131	3,225	(94)
Noninterest expense	10,506	10,031	475	21,436	20,544	892
Income before income tax expense	1,345	3,648	(2,303)	4,402	6,920	(2,518)
Income tax expense	514	1,424	(910)	1,667	2,710	(1,043)
Net income	$831	$2,224	$(1,393)	$2,735	$4,210	$(1,475)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.22%	0.61%	0.36%	0.58%
Return on equity (ratio of net income to average equity) (1)	1.59	4.14	2.60	3.88
Average equity to average assets	13.86	14.84	13.94	14.96
Net interest rate spread (1) (2)	3.21	3.36	3.25	3.40
Net interest margin (1) (3)	3.31	3.42	3.35	3.45
Efficiency ratio (4)	79.80	76.04	80.40	78.26
Noninterest expense to average total assets (1)	2.78	2.77	2.84	2.84
Average interest-earning assets to average interest-bearing liabilities	136.17	131.42	136.21	128.03
Dividends declared per share	$0.05	$0.04	$0.10	$0.08
Dividend payout ratio	119.60%	37.95%	73.27%	40.10%

	At June 30, 2016	At December 31, 2015
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.71%	0.70%
Nonperforming loans to total loans	0.43	0.29
Allowance for loan losses to nonperforming loans	170.52	271.30
Allowance for loan losses to total loans	0.73	0.78
Capital Ratios:
Equity to total assets at end of period	13.78%	14.04%
Tier 1 leverage ratio (Bank only)	10.25%	11.33%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	253	251

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.
Comparison of Financial Condition at June 30, 2016 and December 31, 2015
Total assets decreased $12.6 million, or 0.8%, to $1.500 billion at June 30, 2016 from $1.512 billion at December 31, 2015. The decrease in total assets was primarily due to decreases in securities and loans. Partially offsetting this decrease was a $26.2 million, or 44.1%, increase in cash and cash equivalents to $85.6 million at June 30, 2016, from $59.4 million at December 31, 2015.
Loans decreased $24.7 million, or 2.0%, to $1.208 billion at June 30, 2016, from $1.232 billion at December 31, 2015. The decrease was due in part to our sale of three performing loans to a single borrower with a total carrying value of $16.2 million in the second quarter of 2016. At June 30, 2016, our loan portfolio consisted of $845.5 million of real estate loans, which represented 69.6% of total loans. The Bank’s primary lending area consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family lending activities in carefully selected metropolitan areas outside our primary lending area, and engage in certain types of commercial lending and leasing activities on a nationwide basis. At June 30, 2016, $294.7 million, or 58.5%, of our multi-family loans were in the Metropolitan Statistical Area for Chicago, Illinois, while $52.1 million, or 10.3%, were in the Metropolitan Statistical Area for Dallas, Texas, $54.0 million, or 10.7%, were in the Metropolitan Statistical Area for Denver, Colorado, $20.9 million, or 4.1%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota, and $16.1 million, or 3.2%, were in the Metropolitan Statistical Area for Tampa, Florida. This information reflects the location of the collateral, but does not necessarily reflect the location of the borrower.
Total liabilities decreased $7.0 million, or 0.5%, to $1.293 billion at June 30, 2016, from $1.300 billion at December 31, 2015, primarily due to decreases in borrowings, non-interest demand accounts and money market accounts, which were partially offset by increases in savings accounts, interest-bearing NOW accounts and certificates of deposits. Total deposits increased $55.7 million, or 4.6%, to $1.269 billion at June 30, 2016, from $1.213 billion at December 31, 2015. Certificates of deposit increased $81.6 million, or 36.6%, to $304.3 million at June 30, 2016, from $222.7 million at December 31, 2015. This increase included a $68.7 million increase in brokered certificates of deposit. Savings accounts increased $1.9 million, or 1.2%, to $158.7 million at June 30, 2016, from $156.8 million at December 31, 2015. Noninterest-bearing demand deposits decreased $22.9 million, or 9.0%, to $231.9 million at June 30, 2016, from $254.8 million at December 31, 2015. Money market and interest-bearing NOW accounts decreased $4.9 million, or 0.9%, to $573.7 million at June 30, 2016, from $578.6 million at December 31, 2015. Core deposits (savings, money market, noninterest-bearing demand and NOW accounts) were 76.0% and 81.6% of total deposits at June 30, 2016 and December 31, 2015, respectively.
Total stockholders’ equity was $206.7 million at June 30, 2016, compared to $212.4 million at December 31, 2015. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 618,620 shares of our common stock at a total cost of $7.7 million, and our declaration and payment of cash dividends totaling $2.0 million, during the six months ended June 30, 2016. These items were partially offset by the net income of $2.7 million that we recorded for the six months ended June 30, 2016. The unallocated shares of common stock that our ESOP owns were reflected as an $8.8 million reduction to stockholders’ equity at June 30, 2016, compared to a $9.3 million reduction at December 31, 2015.
Operating Results for the Three Months Ended June 30, 2016 and 2015
Net Income. We had net income of $831,000 for the three months ended June 30, 2016, compared to net income $2.2 million for the three months ended June 30, 2015. The decline in net income was due in part to a pre-tax charge off of $1.6 million resulting from our decision to sell three performing loans to a single borrower with a total carrying value of $16.2 million. Earnings per basic and fully diluted share of common stock were $0.04 for the three months ended June 30, 2016, compared to $0.11 for the three months ended June 30, 2015.
Net Interest Income. Net interest income was $11.6 million for the three months ended June 30, 2016, compared to $11.5 million for the same period in 2015. The increase in net interest income reflected a $388,000, or 3.2%, increase in interest income, which was partially offset by a $261,000, or 37.8%, increase in interest expense.
The increase in interest income was primarily attributable to increases in net average interest-earning assets, which were partially offset by a decrease in the yield on interest-earning assets. Total average interest-earning assets increased $65.4 million, or 4.85%, to $1.413 billion for the three months ended June 30, 2016, from $1.348 billion for the same period in 2015. Our net interest rate spread decreased by 15 basis points to 3.21% for the three months ended June 30, 2016, from 3.36% for the same period in 2015. Our net interest margin decreased by 11 basis points to 3.31% for the three months ended June 30, 2016, from 3.42% for the same period in 2015. The decreases in the net interest rate spread and net interest margin resulted from increased average balances, which were partially offset by lower yields on interest-earning assets and increased costs for interest-bearing liabilities. The yield on interest-earning assets decreased five basis points to 3.58% for the three months ended June 30, 2016, from 3.63% for the same period in 2015, and the cost of interest-bearing liabilities increased ten basis points to 0.37% for the three months ended June 30, 2016, from 0.27% for the same period in 2015.

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

	For the Three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,210,726	$12,099	4.02%	$1,150,417	$11,836	4.13%
Securities	108,865	307	1.13	107,697	257	0.96
Stock in FHLBC	6,257	29	1.86	6,257	8	0.51
Other	87,313	146	0.67	83,439	92	0.44
Total interest-earning assets	1,413,161	12,581	3.58	1,347,810	12,193	3.63
Noninterest-earning assets	96,954			101,930
Total assets	$1,510,115			$1,449,740
Interest-bearing liabilities:
Savings deposits	$160,673	43	0.11	$158,318	41	0.10
Money market accounts	320,232	246	0.31	339,281	266	0.31
NOW accounts	251,465	92	0.15	295,390	91	0.12
Certificates of deposit	302,304	569	0.76	229,672	291	0.51
Total deposits	1,034,674	950	0.37	1,022,661	689	0.27
Borrowings	3,107	2	0.26	2,883	2	0.28
Total interest-bearing liabilities	1,037,781	952	0.37	1,025,544	691	0.27
Noninterest-bearing deposits	240,358			185,969
Noninterest-bearing liabilities	22,745			23,114
Total liabilities	1,300,884			1,234,627
Equity	209,231			215,113
Total liabilities and equity	$1,510,115			$1,449,740
Net interest income		$11,629			$11,502
Net interest rate spread (2)			3.21%			3.36%
Net interest-earning assets (3)	$375,380			$322,266
Net interest margin (4)			3.31%			3.42%
Ratio of interest-earning assets to interest-bearing liabilities	136.17%			131.42%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
We recorded a provision for loan losses of $1.3 million for the three months ended June 30, 2016, compared to a recovery of loan losses of $488,000 for the same period in 2015. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $525,000, or 5.6%, to $8.8 million at June 30, 2016, from $9.4 million at March 31, 2016. The reserve established for loans individually evaluated for impairment increased $24,000, or 42.1%, to $81,000 for the three months ended June 30, 2016. Net charge-offs were $1.8 million for the three months ended June 30, 2016.
Net charge-offs included a $1.6 million charge-off resulting from the Company’s sale of three performing loans to a single borrower with a total carrying value of $16.2 million on June 22, 2016. The loans were previously discussed in the “Nonperforming Assets” section of the Company’s Quarterly Report on Form 10-Q for the third quarter of 2015 and in a Current Report on Form 8-K that the Company filed with the SEC on June 22, 2016. Although the loans were well-secured and supported by adequate cash flow, the Company concluded that possible future events could increase the risk of a default and subject the Company to significant legal expenses and an extended resolution period. The Company therefore elected to pursue a resolution that would result in a finite, known consequence rather than alternative resolution strategies that presented multiple uncertainties and risks that were difficult to quantify.
The allowance for loan losses as a percentage of nonperforming loans was 170.52% at June 30, 2016, compared to 173.69% at March 31, 2016.
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

Noninterest Income

	Three Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)
Deposit service charges and fees	$541	$532	$9
Other fee income	505	601	(96)
Insurance commissions and annuities income	72	86	(14)
Gain on sale of loans, net	3	28	(25)
Loss on disposition of premises and equipment	—	(1)	1
Loan servicing fees	75	96	(21)
Amortization of servicing assets	(40)	(35)	(5)
Recovery of servicing assets	3	3	—
Earnings on bank owned life insurance	46	45	1
Trust income	165	183	(18)
Other	167	151	16
Total noninterest income	$1,537	$1,689	$(152)
Noninterest income decreased $152,000, or 9.0%, to $1.5 million for the three months ended June 30, 2016, compared to $1.7 million for the three months ended June 30, 2015. Other fee income decreased $96,000, or 16.0%, to $505,000 for the three months ended June 30, 2016, compared to $601,000 for the three months ended June 30, 2015. The decrease reflects decreased ATM charges and other loan fees. Noninterest income for the three months ended June 30, 2016 included a $3,000 gain on sale of loans, compared to a $28,000 gain on sale of loans for the same period in 2015. Loan servicing fees decreased $21,000 due to a decrease in the balance of loans serviced for others.
Noninterest Expense

	Three Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)
Compensation and benefits	$5,713	$5,278	$435
Office occupancy and equipment	1,635	1,670	(35)
Advertising and public relations	252	227	25
Information technology	699	657	42
Supplies, telephone and postage	297	385	(88)
Amortization of intangibles	129	136	(7)
Nonperforming asset management	127	108	19
Gain on sale other real estate owned	(38)	(22)	(16)
Valuation adjustments of other real estate owned	10	23	(13)
Operations of other real estate owned	177	91	86
FDIC insurance premiums	236	262	(26)
Other	1,269	1,216	53
Total noninterest expense	$10,506	$10,031	$475
Noninterest expense increased by $475,000, or 4.7%, to $10.5 million for the three months ended June 30, 2016, from $10.0 million for the same period in 2015. The increase was due in substantial part to a $435,000, or 8.2%, increase in compensation and benefits expense, which included $391,000 in stock-based compensation expense, compared to $17,000 in stock-based compensation expense for the same period in 2015. Advertising and public relations expense increased $25,000, or 11.0%, to $252,000 for the three months ended June 30, 2016, from $227,000 for the same period in 2015. The increase reflects additional advertising and marketing expenses relating to commercial lending, particularly national health care lending. Nonperforming asset management expense increased $19,000, or 17.6%, to $127,000 for the three months ended June 30, 2016, from $108,000 for the same period in 2015, primarily due to increased repair and maintenance expenses, which were partially offset by lower legal expenses and receiver fees. Operations of other real estate owned increased $86,000, to $177,000 for the three months ended June 30, 2016, compared to $91,000 for the same period in 2015. The increase reflects a $155,000 decrease in rental income and a $24,000 increase in repair and maintenance expense, which were partially offset by a $102,000 decrease in receiver fees. Other expenses included a $20,000 increase in the mortgage representation and warranty reserve for mortgage loans sold, compared to a loss of $68,000 recorded in 2015 for a loan serviced for others. The amount of the warranty and representation reserve was calculated by applying published Fannie Mae data relating to the percentage of loans that it required to be repurchased due to breaches of warranties and representations to the Bank's outstanding sold loans.
Income Taxes
For the three months ended June 30, 2016, we recorded income tax expense of $514,000, compared to $1.4 million for the three months ended June 30, 2015. Our effective tax rate for the three months ended June 30, 2016 was 38.2%, compared to 39.0% for the same period in 2015.
Operating Results for the Six Months Ended June 30, 2016 and 2015
Net Income. We had net income of $2.7 million for the six months ended June 30, 2016, compared to $4.2 million for the six months ended June 30, 2015. The decline in net income was due in part to a pre-tax charge off of $1.6 million resulting from our decision to sell three performing loans to a single borrower with a total carrying value of $16.2 million in the second quarter of 2016. Our earnings per basic and fully diluted share of common stock was $0.14 for the six months ended June 30, 2016, compared to $0.21 per basic and fully diluted share for the same period in 2015.
Net Interest Income. Net interest income was $23.5 million for the six months ended June 30, 2016, compared to $23.0 million for the same period in 2015. The increase in net interest income reflected a $936,000 increase in interest income which was partially offset by a $431,000 increase in interest expense.
The increase in net interest income was primarily attributable to an increase in net average interest-earning assets, which was partially offset by the decrease in average interest-bearing liabilities and a decrease in the yield on interest-earning assets. Total average interest-earning assets increased $67.3 million, or 5.0%, to $1.414 billion for the six months ended June 30, 2016, from $1.346 billion for the same period in 2015. Our net interest rate spread decreased by 15 basis points to 3.25% for the six months ended June 30, 2016, from 3.40% for the same period in 2015. Our net interest margin decreased by ten basis point to 3.35% for the six months ended June 30, 2016, from 3.45% for the same period in 2015. The decreases in the net interest spread and net interest margin resulted from increased average interest-earning assets at lower yields and increased costs for interest-bearing liabilities. The yield on interest-earning assets decreased six basis point to 3.60% for the six months ended June 30, 2016, from 3.66% for the same period in 2015, and the cost of interest-bearing liabilities increased nine basis points to 0.35% for the six months ended June 30, 2016, from 0.26% for the same period in 2015.

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

	For the Six Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,224,422	$24,446	4.02%	$1,157,224	$23,659	4.12%
Securities	113,684	621	1.10	114,788	584	1.03
Stock in FHLBC	6,257	43	1.38	6,257	16	0.52
Other	69,189	230	0.67	67,941	145	0.43
Total interest-earning assets	1,413,552	25,340	3.60	1,346,210	24,404	3.66
Noninterest-earning assets	98,341			102,822
Total assets	$1,511,893			$1,449,032
Interest-bearing liabilities:
Savings deposits	$159,503	85	0.11	$157,092	80	0.10
Money market accounts	322,363	495	0.31	339,971	536	0.32
NOW accounts	248,307	183	0.15	321,222	179	0.11
Certificates of deposit	268,774	974	0.73	230,178	578	0.51
Total deposits	998,947	1,737	0.35	1,048,463	1,373	0.26
Borrowings	38,809	71	0.37	3,021	4	0.27
Total interest-bearing liabilities	1,037,756	1,808	0.35	1,051,484	1,377	0.26
Noninterest-bearing deposits	241,323			158,158
Noninterest-bearing liabilities	22,047			22,615
Total liabilities	1,301,126			1,232,257
Equity	210,767			216,775
Total liabilities and equity	$1,511,893			$1,449,032
Net interest income		$23,532			$23,027
Net interest rate spread (2)			3.25%			3.40%
Net interest-earning assets (3)	$375,796			$294,726
Net interest margin (4)			3.35%			3.45%
Ratio of interest-earning assets to interest-bearing liabilities	136.21%			128.03%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses
We recorded a provision for loan losses of $825,000 for the six months ended June 30, 2016, compared to a recovery of $1.2 million for the same period in 2015. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $813,000, or 8.4%, to $8.8 million at June 30, 2016, from $9.6 million at December 31, 2015. The reserve established for loans individually evaluated for impairment increased $37,000 for the six months ended June 30, 2016.
Net charge-offs were $1.6 million for the six months ended June 30, 2016, compared to a recovery of $32,000 for the same period in 2015. Net charge-offs included a $1.6 million charge-off resulting from the Company’s sale of three performing loans to a single borrower with a total carrying value of $16.2 million on June 22, 2016. The loans were previously discussed in the “Nonperforming Assets” section of the Company’s Quarterly Report on Form 10-Q for the third quarter of 2015 and in a Current Report on Form 8-K that the Company filed with the SEC on June 22, 2016. Although the loans were well-secured and supported by adequate cash flow, the Company concluded that possible future events could increase the risk of a default and subject the Company to significant legal expenses and an extended resolution period. The Company therefore elected to pursue a resolution that would result in a finite, known consequence rather than pursue alternative resolution strategies that presented multiple uncertainties and risks that were difficult to quantify.
The allowance for loan losses as a percentage of nonperforming loans was 170.52% at June 30, 2016, compared to 271.30% at December 31, 2015.
Noninterest Income

	Six Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)
Deposit service charges and fees	$1,108	$997	$111
Other fee income	1,000	1,136	(136)
Insurance commissions and annuities income	127	149	(22)
Gain on sale of loans, net	21	55	(34)
Gain on sales of securities	46	—	46
Loss on disposition of premises and equipment	—	(1)	1
Loan servicing fees	148	186	(38)
Amortization of servicing assets	(68)	(70)	2
Recovery of servicing assets	—	13	(13)
Earnings on bank owned life insurance	97	94	3
Trust income	325	357	(32)
Other	327	309	18
Total noninterest income	$3,131	$3,225	$(94)
Noninterest income decreased by $94,000, or 2.9%, to $3.1 million for the six months ended June 30, 2016, from $3.2 million for the same period in 2015. Deposit service charges and fees increased $111,000, or 11.1%, to $1.1 million for the six months ended June 30, 2016, compared to $1.0 million for the same period in 2015. The increase reflects increased charges for savings accounts. Other fee income decreased $136,000, or 12.0%, to $1.0 million for the six months ended June 30, 2016, compared to $1.1 million for the six months ended June 30, 2015. The decrease reflects decreased ATM charges and other loan fees. Noninterest income for the six months ended June 30, 2016 included a $21,000 gain on sale of loans, compared to a $55,000 gain on sale of loans for the same period in 2015. Loan servicing fees decreased $38,000 due to a decrease in the balance of loans serviced for others.

Noninterest Expense

	Six Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)
Compensation and benefits	$11,706	$10,859	$847
Office occupancy and equipment	3,282	3,365	(83)
Advertising and public relations	474	571	(97)
Information technology	1,423	1,296	127
Supplies, telephone and postage	673	796	(123)
Amortization of intangibles	265	278	(13)
Nonperforming asset management	211	198	13
Gain on sale other real estate owned	—	(80)	80
Valuation adjustments of other real estate owned	129	236	(107)
Operations of other real estate owned	396	290	106
FDIC insurance premiums	453	497	(44)
Other	2,424	2,238	186
Total noninterest expense	$21,436	$20,544	$892
Noninterest expense increased by $892,000, or 4.3%, to $21.4 million for the six months ended June 30, 2016, from $20.5 million for the same period in 2015. Compensation and benefits expense increased $847,000, or 7.8%, due in substantial part to a $768,000 stock-based compensation expense for the six months ended June 30, 2016, compared to a $34,000 stock-based compensation expense for the same period in 2015. Expenses for office occupancy and equipment and supplies, telephone and postage decreased as a result of efficiency reviews. Operations of other real estate owned increased $106,000, or 36.6%, to $396,000 for the six months ended June 30, 2016, compared to $290,000 for the same period in 2015. The increase reflects a $181,000 decrease in rental income and an $84,000 increase in repair and maintenance expense, which were partially offset by a decrease of $161,000 in receiver fees. Other expenses included a $140,000 increase in mortgage representation and warranty reserve for mortgage loans sold, compared to a loss of $68,000 recorded in 2015 for a loan serviced for others. The amount of the warranty and representation reserve was calculated by applying published Fannie Mae data relating to the percentage of loans that it required to be repurchased due to breaches of warranties and representations to the Bank's outstanding sold loans.
Income Taxes
For the six months ended June 30, 2016, we recorded $1.7 million of income tax expense, compared to $2.7 million for the six months ended June 30, 2015. Our effective tax rate for the six months ended June 30, 2016 was 37.9%, compared to 39.2% for the same period in 2015.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At June 30, 2016, we had one loan in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of June 30, 2016, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	June 30, 2016	March 31, 2016	December 31, 2015	Quarter Change	Six Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$2,625	$3,370	$2,455	$(745)	$170
Multi-family mortgage	1,021	953	821	68	200
Nonresidential real estate	754	295	296	459	458
Construction and land	—	803	—	(803)	—
	4,400	5,421	3,572	(1,021)	828
Loans Past Due Over 90 Days, still accruing	828	—	—	828	828
Other real estate owned:
One-to-four family residential	2,433	2,619	2,621	(186)	(188)
Multi-family mortgage	737	737	951	—	(214)
Nonresidential real estate	1,065	1,135	1,747	(70)	(682)
Land	1,138	1,138	1,692	—	(554)
	5,373	5,629	7,011	(256)	(1,638)
Total nonperforming assets	$10,601	$11,050	$10,583	$(449)	$18
Ratios:
Nonperforming loans to total loans	0.43%	0.44%	0.29%
Nonperforming assets to total assets	0.71	0.73	0.70
Nonperforming Assets
Nonperforming assets totaled $10.6 million, $11.1 million and $10.6 million at June 30, 2016, March 31, 2016 and December 31, 2015. Nonperforming assets decreased $449,000 for the three months ended June 30, 2016. Nonaccrual loans at March 31, 2016 included a legacy Downers Grove National Bank land loan placed on nonaccrual status at March 31, 2016 in anticipation of a subsequent 2016 resolution. This loan was returned to accrual status at June 30, 2016 due to various positive developments, including a principal reduction and the establishment of a reserve for taxes and interest that will become due prior to the date on which the land is expected to be sold. The loan is currently classified as past due 90 days and still accruing; a final resolution is expected in the third quarter of 2016.
Two residential real estate loans with a book balance of $121,000 were transferred from nonaccrual loans to OREO during the six months ended June 30, 2016. We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances. We had no FHLBC advances at June 30, 2016, and $62.0 million of FHLBC advances at December 31, 2015.

As of June 30, 2016, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of June 30, 2016, we had no other material commitments for capital expenditures.
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
The Bank and the Company are subject to regulatory capital requirements administered by the federal banking agencies. capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measure of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can result in the initiation of regulatory actions. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.
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
The Company and the Bank have each adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% (including the Capital Conservation Buffer ("CCB")). The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the CCB. The minimum CCB in 2016 is 0.625% and will increase 0.625% annually through 2019 to 2.5%. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose. As of June 30, 2016, the Bank and the Company were well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

Actual and required capital amounts and ratios were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2016
Total capital (to risk-weighted assets):
Consolidated	$193,618	18.09%	$85,609	8.00%	N/A	N/A
BankFinancial, F.S.B.	161,482	15.09	85,591	8.00	$106,989	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	184,695	17.26	64,207	6.00	N/A	N/A
BankFinancial, F.S.B.	152,559	14.26	64,193	6.00	85,591	8.00
Common Tier 1 (CET1)
Consolidated	184,695	17.26	48,155	4.50	N/A	N/A
BankFinancial, F.S.B.	152,559	14.26	48,145	4.50	69,543	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	184,695	12.41	59,543	4.00	N/A	N/A
BankFinancial, F.S.B.	152,559	10.25	59,538	4.00	74,423	5.00

	Actual		Actual		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Total capital (to risk-weighted assets):
Consolidated	$198,738	17.89%	$88,898	8.00%	N/A	N/A
BankFinancial, F.S.B.	171,239	15.41	88,881	8.00	$111,102	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	189,044	17.01	66,674	6.00	N/A	N/A
BankFinancial, F.S.B.	161,545	14.54	66,661	6.00	88,881	8.00
Common Tier 1 (CET1)
Consolidated	189,044	17.01	50,005	4.50	N/A	N/A
BankFinancial, F.S.B.	161,545	14.54	49,996	4.50	72,216	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	189,044	13.26	57,043	4.00	N/A	N/A
BankFinancial, F.S.B.	161,545	11.33	57,039	4.00	71,299	5.00
The Bank paid a dividend of $15.0 million to the Company in April 2016 to be used for general corporate purposes.
Capital Management - Company. Total stockholders’ equity was $206.7 million at June 30, 2016, compared to $212.4 million at December 31, 2015. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 618,620 shares of our common stock at a total cost of $7.7 million, and our declaration and payment of cash dividends totaling $2.0 million, during the six months ended June 30, 2016. These items were partially offset by net income of $2.7 million that we recorded for the six months ended June 30, 2016. The unallocated shares of common stock that our ESOP owns were reflected as a $8.8 million reduction to stockholders’ equity at June 30, 2016, compared to a $9.3 million reduction at December 31, 2015.
Quarterly Cash Dividends. We declared cash dividends of $0.10 and $0.08 per share for the six months ended June 30, 2016 and June 30, 2015, respectively.

Stock Repurchase Program. On March 30, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to 1,055,098 shares of the Company’s common stock, which represented approximately 5% of the Company’s then issued and outstanding shares of common stock. On December 28, 2015, the Board of Directors extended this repurchase authorization from December 31, 2015 to December 31, 2016, and increased the number of shares that can be repurchased in accordance with the authorization by 1,046,868. As of June 30, 2016, the Company had repurchased 1,423,269 shares of its common stock out of the 2,101,966 shares of common stock authorized under this repurchase authorization.
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
The general objective of our interest rate risk management is to determine the appropriate level of risk given our business strategy and then manage that risk in a manner that is consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates. Our Asset/Liability Management Committee (“ALCO”), which consists of certain members of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment and capital and liquidity requirements, and modifies our lending, investing and deposit gathering strategies accordingly. The Board of Directors then reviews the ALCO’s activities and strategies, the effect of those strategies on our net interest margin, and the effect that changes in market interest rates would have on the economic value of our loan and securities portfolios as well as the intrinsic value of our deposits and borrowings, and reports to the full Board of Directors.
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
Quantitative Analysis. The following table sets forth, as of June 30, 2016, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(20,655)	(9.54)%	$1,228	2.80%
+300	(10,583)	(4.89)	1,049	2.40
+200	(2,395)	(1.11)	961	2.19
+100	4,374	2.02	533	1.22
0
-25	(1,615)	(0.75)	(380)	(0.87)
The table set forth above indicates that at June 30, 2016, in the event of an immediate 25 basis point decrease in interest rates, the Bank would be expected to experience a 0.75% decrease in NPV and a $380,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 1.11% decrease in NPV and a $961,000 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended June 30, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 1A.	RISK FACTORS
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations
The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Equity Securities.
The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the second quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
April 1, 2016 through April 30, 2016	—	$—	—	939,500
May 1, 2016 through May 31, 2016	194,603	12.56	194,603	744,897
June 1, 2016 through June 30, 2016	66,200	12.44	66,200	678,697
	260,803		260,803

(1)
On March 30, 2015, the Company announced that the Board had authorized the repurchase of up to 1,055,098 shares of the Company’s common stock, which represented approximately 5% of the Company’s issued and outstanding shares of common stock. On December 28, 2015, the Board extended this repurchase authorization from December 31, 2015 to December 31, 2016, and increased the number of shares that can be repurchased in accordance with the authorization by 1,046,868. As of June 30, 2016, the Company had repurchased 1,423,269 shares of its common stock out of the 2,101,966 shares of common stock authorized under this repurchase authorization.

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
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	August 1, 2016	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer