Form 10-Q
period 2016-09-30
BankFinancial CORP
filed 2016-10-26
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2016
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. At October 24, 2016, there were 19,271,211 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
September 30, 2016

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	September 30, 2016	December 31, 2015
Assets
Cash and due from other financial institutions	$9,499	$13,192
Interest-bearing deposits in other financial institutions	91,031	46,185
Cash and cash equivalents	100,530	59,377
Securities, at fair value	99,899	114,753
Loans receivable, net of allowance for loan losses: September 30, 2016, $8,334 and December 31, 2015, $9,691	1,241,808	1,232,257
Other real estate owned, net	4,381	7,011
Stock in Federal Home Loan Bank, at cost	6,257	6,257
Premises and equipment, net	31,856	32,726
Accrued interest receivable	4,156	4,226
Core deposit intangible	911	1,305
Bank owned life insurance	22,538	22,387
Deferred taxes	23,715	26,695
Other assets	4,222	5,449
Total assets	$1,540,273	$1,512,443

Liabilities
Deposits
Noninterest-bearing	$234,652	$254,830
Interest-bearing	1,082,043	958,089
Total deposits	1,316,695	1,212,919
Borrowings	1,406	64,318
Advance payments by borrowers for taxes and insurance	8,470	11,528
Accrued interest payable and other liabilities	10,035	11,314
Total liabilities	1,336,606	1,300,079

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 19,271,211 shares issued at September 30, 2016 and 20,297,317 issued at December 31, 2015	193	203
Additional paid-in capital	173,185	184,797
Retained earnings	38,380	36,114
Unearned Employee Stock Ownership Plan shares	(8,564)	(9,297)
Accumulated other comprehensive income	473	547
Total stockholders’ equity	203,667	212,364
Total liabilities and stockholders’ equity	$1,540,273	$1,512,443

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest and dividend income
Loans, including fees	$12,388	$11,792	$36,834	$35,451
Securities	306	267	927	851
Other	151	88	424	249
Total interest income	12,845	12,147	38,185	36,551
Interest expense
Deposits	1,012	695	2,749	2,068
Borrowings	2	4	73	8
Total interest expense	1,014	699	2,822	2,076
Net interest income	11,831	11,448	35,363	34,475
Provision for (recovery of) loan losses	(525)	(956)	300	(2,168)
Net interest income after provision for (recovery of) loan losses	12,356	12,404	35,063	36,643
Noninterest income
Deposit service charges and fees	583	648	1,691	1,645
Other fee income	478	502	1,478	1,638
Insurance commissions and annuities income	53	68	180	217
Gain on sale of loans, net	38	37	59	92
Gain on sale of securities (includes $46 accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities for the nine months ended September 30, 2016)	—	—	46	—
Loan servicing fees	66	85	214	271
Amortization and impairment of servicing assets	(28)	(50)	(96)	(107)
Earnings on bank owned life insurance	54	48	151	142
Trust income	167	172	492	529
Other	226	199	553	507
Total noninterest income	1,637	1,709	4,768	4,934
Noninterest expense
Compensation and benefits	5,315	5,329	17,021	16,188
Office occupancy and equipment	1,487	1,537	4,769	4,902
Advertising and public relations	144	212	618	783
Information technology	707	686	2,130	1,982
Supplies, telephone, and postage	345	393	1,018	1,189
Amortization of intangibles	129	136	394	414
Nonperforming asset management	89	244	300	442
Operations of other real estate owned	243	334	768	780
FDIC insurance premiums	238	202	691	699
Other	1,215	1,159	3,639	3,397
Total noninterest expense	9,912	10,232	31,348	30,776
Income before income taxes	4,081	3,881	8,483	10,801
Income tax expense	1,573	1,532	3,240	4,242
Net income	$2,508	$2,349	$5,243	$6,559
Basic earnings per common share	$0.13	$0.12	$0.27	$0.33
Diluted earnings per common share	$0.13	$0.12	$0.27	$0.33
Weighted average common shares outstanding	18,788,731	19,725,707	19,114,603	19,999,089
Diluted weighted average common shares outstanding	18,789,054	19,731,302	19,114,918	20,004,694

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$2,508	$2,349	$5,243	$6,559
Unrealized holding loss arising during the period	(13)	(34)	(75)	(244)
Tax effect	5	13	29	93
Net of tax	(8)	(21)	(46)	(151)
Reclassification adjustment for gain included in net income	—	—	(46)	—
Tax effect, included in income tax expense	—	—	18	—
Reclassification adjustment for gain included in net income, net of tax	—	—	(28)	—
Other comprehensive loss	(8)	(21)	(74)	(151)
Comprehensive income	$2,500	$2,328	$5,169	$6,408

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2015	$211	$193,845	$31,584	$(10,276)	$757	$216,121
Net income	—	—	6,559	—	—	6,559
Other comprehensive loss, net of tax	—	—	—	—	(151)	(151)
Repurchase and retirement of common stock (600,000 shares)	(6)	(7,382)	—	—	—	(7,388)
Nonvested stock awards-stock-based compensation expense	—	351	—	—	—	351
Cash dividends declared on common stock ($0.16 per share)	—	—	(3,328)	—	—	(3,328)
ESOP shares earned	—	178	—	732	—	910
Balance at September 30, 2015	$205	$186,992	$34,815	$(9,544)	$606	$213,074

Balance at January 1, 2016	$203	$184,797	$36,114	$(9,297)	$547	$212,364
Net income	—	—	5,243	—	—	5,243
Other comprehensive loss, net of tax	—	—	—	—	(74)	(74)
Repurchase and retirement of common stock (1,026,106 shares)	(10)	(12,685)	—	—	—	(12,695)
Nonvested stock awards-stock-based compensation expense	—	875	—	—	—	875
Cash dividends declared on common stock ($0.15 per share)	—	—	(2,977)	—	—	(2,977)
ESOP shares earned	—	198	—	733	—	931
Balance at September 30, 2016	$193	$173,185	$38,380	$(8,564)	$473	$203,667

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$5,243	$6,559
Adjustments to reconcile to net income to net cash from operating activities
Provision for (recovery of) loan losses	300	(2,168)
ESOP shares earned	931	910
Stock–based compensation expense	875	351
Depreciation and amortization	2,815	2,754
Amortization of premiums and discounts on securities and loans	(104)	(214)
Amortization of core deposit intangible	394	414
Amortization of servicing assets	96	107
Net change in net deferred loan origination costs	(36)	(384)
Net gain on sale of other real estate owned	(15)	(91)
Net gain on sale of loans	(59)	(92)
Net gain on sale of securities	(46)	—
Net loss on disposition of premises and equipment	—	1
Loans originated for sale	(1,097)	(3,593)
Proceeds from sale of loans	1,156	3,685
Other real estate owned valuation adjustments	244	467
Net change in:
Accrued interest receivable	70	(74)
Earnings on bank owned life insurance	(151)	(142)
Other assets	3,515	5,906
Accrued interest payable and other liabilities	(1,279)	(2,154)
Net cash from operating activities	12,852	12,242
Cash flows from investing activities
Securities
Proceeds from maturities	58,577	53,410
Proceeds from principal repayments	3,545	5,888
Proceeds from sales of securities	46	—
Purchases of securities	(47,423)	(42,643)
Loans receivable
Loan participations sold	3,023	3,350
Principal payments on loans receivable	366,784	333,644
Proceeds of loan sale	14,746	—
Originated for investment	(395,087)	(326,624)
Proceeds from sale of other real estate owned	2,616	2,487
Purchase of premises and equipment, net	(660)	(363)
Net cash from investing activities	6,167	29,149

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities
Net change in deposits	$103,776	$(30,179)
Net change in borrowings	(62,912)	5,127
Net change in advance payments by borrowers for taxes and insurance	(3,058)	(3,734)
Repurchase and retirement of common stock	(12,695)	(7,388)
Cash dividends paid on common stock	(2,977)	(3,328)
Net cash from (used in) financing activities	22,134	(39,502)
Net change in cash and cash equivalents	41,153	1,889
Beginning cash and cash equivalents	59,377	59,581
Ending cash and cash equivalents	$100,530	$61,470

Supplemental disclosures of cash flow information:
Interest paid	$2,704	$2,113
Income taxes paid	182	262
Loans transferred to other real estate owned	215	1,314

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”). The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three- and nine-month periods ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income available to common stockholders	$2,508	$2,349	$5,243	$6,559
Average common shares outstanding	19,460,022	20,501,966	19,813,088	20,803,065
Less:
Unearned ESOP shares	(670,351)	(768,327)	(694,655)	(792,551)
Unvested restricted stock shares	(940)	(7,932)	(3,830)	(11,425)
Weighted average common shares outstanding	18,788,731	19,725,707	19,114,603	19,999,089
Add - Net effect of dilutive unvested restricted stock	323	5,595	315	5,605
Diluted weighted average common shares outstanding	18,789,054	19,731,302	19,114,918	20,004,694
Basic earnings per common share	$0.13	$0.12	$0.27	$0.33
Diluted earnings per common share	$0.13	$0.12	$0.27	$0.33
Number of antidilutive stock options excluded from the diluted earnings per share calculation	536,459	—	536,459	—
Weighted average exercise price of anti-dilutive option shares	$12.99	$—	$12.99	$—

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Certificates of deposit	$76,901	$—	$—	$76,901
Equity mutual fund	500	15	—	515
Mortgage-backed securities - residential	15,796	756	—	16,552
Collateralized mortgage obligations - residential	5,917	16	(20)	5,913
SBA-guaranteed loan participation certificates	18	—	—	18
	$99,132	$787	$(20)	$99,899
December 31, 2015
Certificates of deposit	$87,901	$—	$—	$87,901
Equity mutual fund	500	7	—	507
Mortgage-backed securities - residential	18,330	880	(30)	19,180
Collateralized mortgage obligations - residential	7,111	41	(10)	7,142
SBA-guaranteed loan participation certificates	23	—	—	23
	$113,865	$928	$(40)	$114,753
The mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at September 30, 2016 and December 31, 2015.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
	Amortized Cost	Fair Value
Due in one year or less	$76,901	$76,901
Equity mutual fund	500	515
Mortgage-backed securities - residential	15,796	16,552
Collateralized mortgage obligations - residential	5,917	5,913
SBA-guaranteed loan participation certificates	18	18
	$99,132	$99,899
Sales of securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds	$—	$—	$46	$—
Gross gains	—	—	46	—
Gross losses	—	—	—	—

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2016
Collateralized mortgage obligations - residential	$3,030	$(12)	$1,095	$(8)	$4,125	$(20)

December 31, 2015
Mortgage-backed securities - residential	$—	$—	$1,724	$(30)	$1,724	$(30)
Collateralized mortgage obligations - residential	—	—	1,299	(10)	1,299	(10)
	$—	$—	$3,023	$(40)	$3,023	$(40)
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
Certain collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at September 30, 2016, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.
NOTE 4 - LOANS RECEIVABLE
Loans receivable are as follows:

	September 30, 2016	December 31, 2015
One-to-four family residential real estate	$142,130	$159,501
Multi-family mortgage	505,369	506,026
Nonresidential real estate	186,504	226,735
Construction and land	1,005	1,313
Commercial loans	106,878	79,516
Commercial leases	304,753	265,405
Consumer	1,846	1,831
	1,248,485	1,240,327
Net deferred loan origination costs	1,657	1,621
Allowance for loan losses	(8,334)	(9,691)
Loans, net	$1,241,808	$1,232,257

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
September 30, 2016
One-to-four family residential real estate	$—	$1,271	$1,271	$3,527	$138,603	$142,130
Multi-family mortgage	13	3,336	3,349	1,112	504,257	505,369
Nonresidential real estate	26	1,981	2,007	714	185,790	186,504
Construction and land	—	24	24	—	1,005	1,005
Commercial loans	—	769	769	—	106,878	106,878
Commercial leases	—	894	894	—	304,753	304,753
Consumer	—	20	20	—	1,846	1,846
	$39	$8,295	$8,334	$5,353	$1,243,132	1,248,485
Net deferred loan origination costs						1,657
Allowance for loan losses						(8,334)
Loans, net						$1,241,808

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2015
One-to-four family residential real estate	$—	$1,704	$1,704	$2,672	$156,829	$159,501
Multi-family mortgage	41	3,569	3,610	2,879	503,147	506,026
Nonresidential real estate	3	2,579	2,582	2,099	224,636	226,735
Construction and land	—	43	43	—	1,313	1,313
Commercial loans	—	654	654	—	79,516	79,516
Commercial leases	—	1,073	1,073	—	265,405	265,405
Consumer	—	25	25	—	1,831	1,831
	$44	$9,647	$9,691	$7,650	$1,232,677	1,240,327
Net deferred loan origination costs						1,621
Allowance for loan losses						(9,691)
Loans, net						$1,232,257

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$8,915	$10,810	$9,691	$11,990
Loans charged off:
One-to-four family residential real estate	(102)	(125)	(509)	(327)
Multi-family mortgage	—	(9)	(51)	(189)
Nonresidential real estate	(55)	(26)	(1,715)	(289)
Commercial loans	—	—	—	(98)
Consumer	(6)	(3)	(24)	(11)
	(163)	(163)	(2,299)	(914)
Recoveries:
One-to-four family residential real estate	5	16	92	295
Multi-family mortgage	10	169	156	177
Nonresidential real estate	39	24	200	49
Construction and land	—	38	35	44
Commercial loans	45	143	150	606
Commercial leases	7	—	7	1
Consumer	1	—	2	1
	107	390	642	1,173
Net recoveries (charge-offs)	(56)	227	(1,657)	259
Provision for (recovery of) loan losses	(525)	(956)	300	(2,168)
Ending balance	$8,334	$10,081	$8,334	$10,081
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present loans individually evaluated for impairment by class of loans:

					Three months ended September 30, 2016		Nine months ended September 30, 2016
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2016
With no related allowance recorded:
One-to-four family residential real estate	$3,776	$3,160	$695	$—	$2,890	$8	$2,755	$26
One-to-four family residential real estate - non-owner occupied	283	357	53	—	239	—	159	—
Multi-family mortgage - Illinois	984	991	—	—	994	—	1,152	31
Nonresidential real estate	461	457	—	—	457	—	1,366	4
	5,504	4,965	748	—	4,580	8	5,432	61
With an allowance recorded:
Multi-family mortgage - Illinois	173	125	51	13	384	—	503	—
Nonresidential real estate	262	260	21	26	279	—	135	—
	435	385	72	39	663	—	638	—
	$5,939	$5,350	$820	$39	$5,243	$8	$6,070	$61

					Year ended December 31, 2015
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2015
With no related allowance recorded:
One-to-four family residential real estate	$3,203	$2,637	$637	$—	$2,708	$24
One-to-four family residential real estate - non-owner occupied	23	21	2	—	859	—
Multi-family mortgage - Illinois	1,863	1,837	—	—	1,962	78
Multi-family mortgage - Other	511	507	—	—	514	34
Nonresidential real estate	2,066	2,049	—	—	1,877	102
	7,666	7,051	639	—	7,920	238
With an allowance recorded:
Multi-family mortgage - Illinois	518	518	—	41	1,181	—
Nonresidential real estate	62	39	27	3	1,439	—
	580	557	27	44	2,620	—
	$8,246	$7,608	$666	$44	$10,540	$238

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual Loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
September 30, 2016
One-to-four family residential real estate	$2,557	$2,120	$—
One-to-four family residential real estate – non owner occupied	497	571	—
Multi-family mortgage - Illinois	552	508	—
Nonresidential real estate	723	717	—
	$4,329	$3,916	$—
December 31, 2015
One-to-four family residential real estate	$2,704	$2,263	$—
One-to-four family residential real estate – non owner occupied	92	192	—
Multi-family mortgage - Illinois	829	821	—
Nonresidential real estate	324	296	—
	$3,949	$3,572	$—
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $238,000 and $181,000 at September 30, 2016 and December 31, 2015, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at September 30, 2016 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$543	$652	$1,815	$3,010	$98,669	$101,679
One-to-four family residential real estate loans – non-owner occupied	2	4	571	577	39,881	40,458
Multi-family mortgage - Illinois	—	—	508	508	298,572	299,080
Multi-family mortgage - Other	—	—	—	—	202,686	202,686
Nonresidential real estate	—	—	717	717	184,432	185,149
Construction	—	—	—	—	628	628
Land	—	—	—	—	374	374
Commercial loans:
Regional commercial banking	—	—	—	—	34,452	34,452
Health care	—	—	—	—	34,348	34,348
Direct commercial lessor	236	—	—	236	38,218	38,454
Commercial leases:
Investment rated commercial leases	409	46	—	455	216,115	216,570
Other commercial leases	—	—	—	—	89,958	89,958
Consumer	—	—	—	—	1,854	1,854
	$1,190	$702	$3,611	$5,503	$1,240,187	$1,245,690

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
The Company had $413,000 of TDRs at September 30, 2016, compared to $2.7 million at December 31, 2015. No specific valuation reserves were allocated to those loans at September 30, 2016 and December 31, 2015. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date. During the first quarter of 2016, six loans totaling $1.5 million were declassified as TDRs as they successfully met the criteria for removal from TDR status.
The following table presents loans classified as TDRs:

	September 30, 2016	December 31, 2015
One-to-four family residential real estate	$183	$1,385
Multi-family mortgage	—	1,119
Troubled debt restructured loans – accrual loans	183	2,504
One-to-four family residential real estate	230	174
Troubled debt restructured loans – nonaccrual loans	230	174
Total troubled debt restructured loans	$413	$2,678

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

During the nine months ended September 30, 2016 and 2015, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDR activity:

	Three Months Ended September 30,
	2016			2015
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	—	$—	$—	5	$338	$211

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the Three Months Ended September 30, 2016
One-to-four family residential real estate	—	—	—	—
For the Three Months Ended September 30, 2015
One-to-four family residential real estate	—	79	132	211
The TDRs described above had no impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in $127,000 of charge-offs for the three months ended September 30, 2015.

	Nine Months Ended September 30,
	2016			2015
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	1	$63	$63	6	$401	$274

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the Nine Months Ended September 30, 2016
One-to-four family residential real estate	$—	$63	$—	$63
For the Nine Months Ended September 30, 2015
One-to-four family residential real estate	$—	$142	$132	$274
The TDRs described above had no impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs for the nine months ended September 30, 2016. The TDRs had no material impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in $127,000 of charge-offs for the nine months ended September 30, 2015.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following table presents TDRs for which there was a payment default during the nine months ended September 30, 2016 and 2015 within twelve months following the modification.

	2016		2015
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	2	$87	1	$27
A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The TDRs for which there was a payment default resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs during the nine months ended September 30, 2016. The TDRs for which there was a payment default resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs during the nine months ended September 30, 2015.
There were certain other loan modifications during the three and nine months ended September 30, 2016 and 2015 that did not meet the definition of a TDR. These loans had a total recorded investment of $615,000 and $2.6 million at September 30, 2016 and 2015, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of September 30, 2016, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$99,095	$—	$475	$2,120	$101,690
One-to-four family residential real estate loans – non-owner occupied	39,658	211	—	571	40,440
Multi-family mortgage loans - Illinois	297,485	329	2,119	507	300,440
Multi-family mortgage loans - Other	204,929	—	—	—	204,929
Nonresidential real estate loans	183,383	—	2,407	714	186,504
Construction loans	625	—	—	—	625
Land loans	380	—	—	—	380
Commercial loans:
Regional commercial banking	34,254	—	75	—	34,329
Health care	34,290	—	—	—	34,290
Direct commercial lessor	36,989	1,270	—	—	38,259
Commercial leases:
Investment rated commercial leases	215,237	—	—	—	215,237
Other commercial leases	89,332	184	—	—	89,516
Consumer	1,846	—	—	—	1,846
	$1,237,503	$1,994	$5,076	$3,912	$1,248,485

As of December 31, 2015, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$112,449	$—	$576	$1,936	$114,961
One-to-four family residential real estate loans – non-owner occupied	43,858	219	271	192	44,540
Multi-family mortgage loans - Illinois	312,329	344	4,656	828	318,157
Multi-family mortgage loans - Other	187,358	—	511	—	187,869
Nonresidential real estate loans	219,859	1,600	4,981	295	226,735
Construction loans	21	—	—	—	21
Land loans	450	—	842	—	1,292
Commercial loans:
Regional commercial banking	29,377	—	614	—	29,991
Health care	31,809	—	—	—	31,809
Direct commercial lessor	17,716	—	—	—	17,716
Commercial leases:
Investment rated commercial leases	170,100	—	—	—	170,100
Other commercial leases	95,305	—	—	—	95,305
Consumer	1,831	—	—	—	1,831
	$1,222,462	$2,163	$12,451	$3,251	$1,240,327

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

	September 30, 2016			December 31, 2015
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$2,437	$(156)	$2,281	$2,684	$(63)	$2,621
Multi-family mortgage	430	(37)	393	1,025	(74)	951
Nonresidential real estate	1,022	(242)	780	1,986	(239)	1,747
Land	1,101	(174)	927	2,358	(666)	1,692
	$4,990	$(609)	$4,381	$8,053	$(1,042)	$7,011
The following represents the roll forward of OREO and the composition of OREO properties:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$5,373	$5,539	$7,011	$6,358
New foreclosed properties	94	147	215	1,314
Valuation adjustments	(115)	(231)	(244)	(467)
Sales	(971)	(646)	(2,601)	(2,396)
Ending balance	$4,381	$4,809	$4,381	$4,809
Activity in the valuation allowance is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$664	$1,102	$1,042	$896
Additions charged to expense	115	231	244	467
Reductions from sales of other real estate owned	(170)	(64)	(677)	(94)
Ending balance	$609	$1,269	$609	$1,269
NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase, included with borrowings on the consolidated balance sheet, are shown below.

	September 30, 2016
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$1,406	$—	$—	$—	$1,406
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$1,406

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (continued)

	December 31, 2015
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$2,318	$—	$—	$—	$2,318
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$2,318
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $5.3 million and $6.0 million at September 30, 2016 and December 31, 2015, respectively. Also included in total borrowings were advances from the FHLBC of $62.0 million at December 31, 2015; there were no outstanding advances at September 30, 2016.
Because security values fluctuate due to market conditions, the Company has no control over the market value of securities sold under agreements to repurchase.  The Company is obligated to promptly transfer additional securities to the counterparty if the market value of the securities falls below the repurchase price, per the agreement.
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2016
Securities:
Certificates of deposit	$—	$76,901	$—	$76,901
Equity mutual fund	515	—	—	515
Mortgage-backed securities – residential	—	16,552	—	16,552
Collateralized mortgage obligations – residential	—	5,913	—	5,913
SBA-guaranteed loan participation certificates	—	18	—	18
	$515	$99,384	$—	$99,899
December 31, 2015
Securities:
Certificates of deposit	$—	$87,901	$—	$87,901
Equity mutual fund	507	—	—	507
Mortgage-backed securities - residential	—	19,180	—	19,180
Collateralized mortgage obligations – residential	—	7,142	—	7,142
SBA-guaranteed loan participation certificates	—	23	—	23
	$507	$114,246	$—	$114,753

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

NOTE 7 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2016
Impaired loans:
Multi-family mortgage	$—	$—	$112	$112
Nonresidential real estate	—	—	234	234
	$—	$—	$346	$346
Other real estate owned:
One-to-four family residential real estate	$—	$—	$2,162	$2,162
Nonresidential real estate	—	—	674	674
	$—	$—	$2,836	$2,836
Mortgage servicing rights	$—	$240	$—	$240

December 31, 2015
Impaired loans:
Multi-family mortgage	$—	$—	$477	$477
Nonresidential real estate	—	—	36	36
	$—	$—	$513	$513
Other real estate owned:
One-to-four family residential real estate	$—	$—	$42	$42
Multi-family mortgage	—	—	354	354
Nonresidential real estate	—	—	474	474
Land	—	—	794	794
	$—	$—	$1,664	$1,664
Mortgage servicing rights	$—	$281	$—	$281
Impaired loans that are measured for impairment using the fair value of the collateral for collateral–dependent loans and which have specific valuation allowances had a carrying amount of $385,000, with a valuation allowance of $39,000 at September 30, 2016, compared to a carrying amount of $557,000 and a valuation allowance of $44,000 at December 31, 2015. The decrease in the valuation allowance resulted in a decrease in the provision for loan losses of $5,000 for the nine months ended September 30, 2016. There was a decrease in the provision for loan losses of $384,000 for the nine months ended September 30, 2015.
OREO, which is carried at the lower of cost or fair value less costs to sell, had a carrying value of $3.2 million less a valuation allowance of $398,000, or $2.8 million at September 30, 2016, compared to a carrying value of $2.5 million less a valuation allowance of $881,000, or $1.7 million at December 31, 2015. There were $244,000 of valuation adjustments of OREO recorded for the nine months ended September 30, 2016. There were $467,000 of valuation adjustments of OREO recorded for the nine months ended September 30, 2015.
Mortgage servicing rights, which are carried at lower of cost or fair value, had a carrying amount of $240,000 at September 30, 2016, and a carrying amount of $281,000 at December 31, 2015. There was no pre-tax provision for our mortgage servicing rights

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

NOTE 7 - FAIR VALUE (continued)

portfolio included in noninterest income for the nine months ended September 30, 2016, compared to a pre-tax recovery of $2,000 for the same period in 2015.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2016:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Multi-family mortgage loans	$112	Sales comparison	Comparison between sales and income approaches	85.7%
		Income approach	Cap Rate	10.0%
Nonresidential real estate loans	234	Sales comparison	Comparison between sales and income approaches	-10.2%
		Income approach	Cap Rate	8.5%
Impaired loans	$346
Other real estate owned:
One-to-four family residential real estate	$2,162	Sales comparison	Discount applied to valuation	7.5% to 24.2% (17%)
Nonresidential real estate loans	674	Sales comparison	Comparison between sales and income approaches	-3.2% to 54.9% (11%)
Other real estate owned	$2,836

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
	$1,664

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

NOTE 7 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at September 30, 2016 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$100,530	$9,499	$91,031	$—	$100,530
Securities	99,899	515	99,384	—	99,899
Loans receivable, net of allowance for loan losses	1,241,808	—	1,262,883	346	1,263,229
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	4,156	—	4,156	—	4,156
Financial liabilities
Noninterest-bearing demand deposits	$234,652	$—	$234,652	$—	$234,652
Savings deposits	155,199	—	155,199	—	155,199
NOW and money market accounts	584,100	—	584,100	—	584,100
Certificates of deposit	342,744	—	342,797	—	342,797
Borrowings	1,406	—	1,407	—	1,407
Accrued interest payable	84	—	84	—	84

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$59,377	$13,192	$46,185	$—	$59,377
Securities	114,753	507	114,246	—	114,753
Loans receivable, net of allowance for loan losses	1,232,257	—	1,240,791	513	1,241,304
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	4,226	—	4,226	—	4,226
Financial liabilities
Noninterest-bearing demand deposits	$254,830	$—	$254,830	$—	$254,830
Savings deposits	156,752	—	156,752	—	156,752
NOW and money market accounts	578,636	—	578,636	—	578,636
Certificates of deposit	222,701	—	222,026	—	222,026
Borrowings	64,318	—	64,318	—	64,318
Accrued interest payable	39	—	39	—	39
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
Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) less than anticipated loan growth due to intense competition for high quality loans and leases, particularly in terms of pricing and credit underwriting, or a dearth of borrowers who meet our underwriting standards; (ii) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (iii) interest rate movements and their impact on the economy, customer behavior and our net interest margin; (iv) adverse economic conditions in general, in the Chicago metropolitan area in particular and in other market areas where we operate that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (v) declines in real estate values that adversely impact the value of our loan collateral, OREO, asset dispositions and the level of borrower equity in their investments; (vi) borrowers that experience legal or financial difficulties that we do not currently foresee; (vii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (viii) changes, disruptions or illiquidity in national or global financial markets; (ix) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (x) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (xii) the impact of new legislation or regulatory changes, including the Dodd-Frank Act and Basel III, on our products, services, operations and operating expenses; (xiii) higher federal deposit insurance premiums; (xiv) higher than expected overhead, infrastructure and compliance costs; (xv) changes in accounting principles, policies or guidelines; and (xvi) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions.
These risks and uncertainties, as well as the Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and this Quarterly Report on Form 10-Q, as well as other filings we make with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.
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
Overview
Total loans increased due to stronger originations in commercial and industrial loans, commercial leases and multi-family loans. Total commercial-related loan balances reached a new record level of $1.1 billion, and now comprise 88.4% of total loans. We are encouraged by an increase in loan opportunities in all commercial-related loan segments, but it remains difficult to predict the quantity of new loan originations due to the various competitive factors we encounter.
The combination of our existing loan prospects and the success of our continuing marketing efforts provide us reason to believe that commercial-related loan originations should achieve meaningful net growth during the remainder of 2016. As previously announced, we are in the process of seeking the necessary regulatory approvals to convert to a national bank to eliminate the existing statutory limits on the composition of our commercial loan and lease portfolio.
Our average yield on loans remained stable and our net interest margin increased modestly due to the relative composition of new loan originations and a decline in higher-yield loan payoffs during the quarter. Non-interest income increased modestly due primarily to slightly higher deposit-account related income and other income. Non-interest expense continues to decline in line with our expectations for 2016.
Past due and classified loan trends remain favorable. Our ratio of nonperforming loans to total loans was 0.31% and our ratio of non-performing assets to total assets was 0.54% at September 30, 2016. Non-performing commercial-related loans represented 0.11% of total commercial-related loans. Non-performing asset and OREO expenses increased slightly in the third quarter due in part to real estate tax and resolution expenses, as well as a seasonally higher volume of updated valuations on non-performing assets. We continue to focus on pro-active portfolio management and resolutions of non-performing loans and assets to maintain our asset quality and reduce non-performing asset expense to the lowest practicable levels.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	September 30, 2016	December 31, 2015	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,540,273	$1,512,443	$27,830
Loans, net	1,241,808	1,232,257	9,551
Securities, at fair value	99,899	114,753	(14,854)
Other real estate owned, net	4,381	7,011	(2,630)
Deposits	1,316,695	1,212,919	103,776
Borrowings	1,406	64,318	(62,912)
Equity	203,667	212,364	(8,697)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$12,845	$12,147	$698	$38,185	$36,551	$1,634
Interest expense	1,014	699	315	2,822	2,076	746
Net interest income	11,831	11,448	383	35,363	34,475	888
Provision for (recovery of) loan losses	(525)	(956)	431	300	(2,168)	2,468
Net interest income after provision for (recovery of) loan losses	12,356	12,404	(48)	35,063	36,643	(1,580)
Noninterest income	1,637	1,709	(72)	4,768	4,934	(166)
Noninterest expense	9,912	10,232	(320)	31,348	30,776	572
Income before income tax expense	4,081	3,881	200	8,483	10,801	(2,318)
Income tax expense	1,573	1,532	41	3,240	4,242	(1,002)
Net income	$2,508	$2,349	$159	$5,243	$6,559	$(1,316)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.66%	0.65%	0.46%	0.61%
Return on equity (ratio of net income to average equity) (1)	4.86	4.41	3.34	4.06
Average equity to average assets	13.64	14.85	13.84	14.92
Net interest rate spread (1) (2)	3.23	3.33	3.25	3.37
Net interest margin (1) (3)	3.33	3.40	3.34	3.43
Efficiency ratio (4)	73.60	77.77	78.11	78.09
Noninterest expense to average total assets (1)	2.62	2.85	2.76	2.84
Average interest-earning assets to average interest-bearing liabilities	134.36	134.89	135.58	130.22
Dividends declared per share	$0.05	$0.08	$0.15	$0.16
Dividend payout ratio	38.82%	69.82%	56.79%	50.74%

	At September 30, 2016	At December 31, 2015
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.54%	0.70%
Nonperforming loans to total loans	0.31	0.29
Allowance for loan losses to nonperforming loans	212.82	271.30
Allowance for loan losses to total loans	0.67	0.78
Capital Ratios:
Equity to total assets at end of period	13.22%	14.04%
Tier 1 leverage ratio (Bank only)	10.51%	11.33%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	242	251

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.
Comparison of Financial Condition at September 30, 2016 and December 31, 2015
Total assets increased $27.8 million, or 1.8%, to $1.540 billion at September 30, 2016, from $1.512 billion at December 31, 2015. The increase in total assets was primarily due to increases in cash and cash equivalents and loans. Partially offsetting this increase was a $14.9 million, or 12.9%, decrease in securities to $99.9 million at September 30, 2016, from $114.8 million at December 31, 2015.
Loans increased $9.6 million, or 0.8%, to $1.242 billion at September 30, 2016, from $1.232 billion at December 31, 2015. The increase was due in part to commercial loan and lease originations of $306.5 million in 2016, which was partially offset by year to date commercial loan and lease repayments of $248.3 million and the sale of three performing loans to a single borrower with a total carrying value of $16.2 million in the second quarter of 2016. At September 30, 2016, our loan portfolio consisted of $835.0 million of real estate loans, which represented 66.9% of total loans. The Bank’s primary lending area consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family lending activities in carefully selected metropolitan areas outside our primary lending area, and engage in certain types of commercial lending and leasing activities on a nationwide basis. At September 30, 2016, $291.9 million, or 57.8%, of our multi-family loans were in the Metropolitan Statistical Area for Chicago, Illinois, while $54.1 million, or 10.7%, were in the Metropolitan Statistical Area for Dallas, Texas; $52.3 million, or 10.4%, were in the Metropolitan Statistical Area for Denver, Colorado; $20.7 million, or 4.1%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota; and $16.8 million, or 3.3%, were in the Metropolitan Statistical Area for Tampa, Florida. This information reflects the location of the collateral, but does not necessarily reflect the location of the borrower.
Total liabilities increased $36.5 million, or 2.8%, to $1.337 billion at September 30, 2016, from $1.300 billion at December 31, 2015, primarily due to increases in interest-bearing NOW accounts and certificates of deposits. The increases were partially offset by decreases in borrowings, non-interest demand accounts and money market accounts. Total deposits increased $103.8 million, or 8.6%, to $1.317 billion at September 30, 2016, from $1.213 billion at December 31, 2015. Certificates of deposit increased $120.0 million, or 53.9%, to $342.7 million at September 30, 2016, from $222.7 million at December 31, 2015. This increase included a $107.4 million increase in brokered certificates of deposit, of which $62.0 million was used to repay FHLBC advances. Interest-bearing NOW accounts increased $14.3 million, or 5.74%, to $263.3 million at September 30, 2016, from $249.0 million at December 31, 2015. Savings accounts decreased $1.6 million, or 1.0%, to $155.2 million at September 30, 2016, from $156.8 million at December 31, 2015. Noninterest-bearing demand deposits decreased $20.2 million, or 7.9%, to $234.7 million at September 30, 2016, from $254.8 million at December 31, 2015. Money market accounts decreased $8.8 million, or 2.68%, to $320.8 million at September 30, 2016, from $329.7 million at December 31, 2015. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) were 74.0% and 81.6% of total deposits at September 30, 2016 and December 31, 2015, respectively.
Total stockholders’ equity was $203.7 million at September 30, 2016, compared to $212.4 million at December 31, 2015. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 1,026,106 shares of our common stock at a total cost of $12.7 million, and our declaration and payment of cash dividends totaling $3.0 million, during the nine months ended September 30, 2016. These items were partially offset by the net income of $5.2 million that we recorded for the nine months ended September 30, 2016. The unallocated shares of common stock that our ESOP owns were reflected as an $8.6 million reduction to stockholders’ equity at September 30, 2016, compared to a $9.3 million reduction at December 31, 2015.
Operating Results for the Three Months Ended September 30, 2016 and 2015
Net Income. We had net income of $2.5 million for the three months ended September 30, 2016, compared to net income $2.3 million for the three months ended September 30, 2015. Earnings per basic and fully diluted share of common stock were $0.13 for the three months ended September 30, 2016, compared to $0.12 for the three months ended September 30, 2015.
Net Interest Income. Net interest income was $11.8 million for the three months ended September 30, 2016, compared to $11.4 million for the same period in 2015. The increase in net interest income reflected a $698,000, or 5.7%, increase in interest income, which was partially offset by a $315,000, or 45.1%, increase in interest expense.
The increase in interest income was primarily attributable to an increase in net average interest-earning assets. Total average interest-earning assets increased $78.3 million, or 5.86%, to $1.415 billion for the three months ended September 30, 2016, from $1.336 billion for the same period in 2015. Our net interest rate spread decreased by 10 basis points to 3.23% for the three months ended September 30, 2016, from 3.33% for the same period in 2015. Our net interest margin decreased by seven basis points to 3.33% for the three months ended September 30, 2016, from 3.40% for the same period in 2015. The decreases in the net interest rate spread and net interest margin resulted from increased average balances and increased costs for interest-bearing liabilities. The yield on interest-earning assets remained at 3.61% for the three months ended September 30, 2016 and 2015, and the cost of interest-bearing liabilities increased ten basis points to 0.38% for the three months ended September 30, 2016, from 0.28% for the same period in 2015.

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

	For the Three Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,225,480	$12,388	4.02%	$1,164,251	$11,792	4.02%
Securities	106,904	306	1.14	102,578	267	1.03
Stock in FHLBC	6,257	10	0.64	6,257	7	0.44
Other	76,095	141	0.74	63,326	81	0.51
Total interest-earning assets	1,414,736	12,845	3.61	1,336,412	12,147	3.61
Noninterest-earning assets	96,739			98,337
Total assets	$1,511,475			$1,434,749
Interest-bearing liabilities:
Savings deposits	$157,036	43	0.11	$154,413	41	0.11
Money market accounts	313,270	243	0.31	333,613	261	0.31
NOW accounts	257,553	95	0.15	270,175	92	0.14
Certificates of deposit	323,076	631	0.78	223,432	301	0.53
Total deposits	1,050,935	1,012	0.38	981,633	695	0.28
Borrowings	1,981	2	0.40	9,100	4	0.17
Total interest-bearing liabilities	1,052,916	1,014	0.38	990,733	699	0.28
Noninterest-bearing deposits	233,914			211,438
Noninterest-bearing liabilities	18,408			19,517
Total liabilities	1,305,238			1,221,688
Equity	206,237			213,061
Total liabilities and equity	$1,511,475			$1,434,749
Net interest income		$11,831			$11,448
Net interest rate spread (2)			3.23%			3.33%
Net interest-earning assets (3)	$361,820			$345,679
Net interest margin (4)			3.33%			3.40%
Ratio of interest-earning assets to interest-bearing liabilities	134.36%			134.89%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
We recorded a recovery of loan losses of $525,000 for the three months ended September 30, 2016, compared to a recovery of loan losses of $956,000 for the same period in 2015. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $539,000, or 6.1%, to $8.3 million at September 30, 2016, from $8.8 million at June 30, 2016. The reserve established for loans individually evaluated for impairment decreased $42,000, or 51.9%, to $39,000 for the three months ended September 30, 2016. Net charge-offs were $56,000 for the three months ended September 30, 2016.
The allowance for loan losses as a percentage of nonperforming loans was 212.82% at September 30, 2016, compared to 170.52% at June 30, 2016.
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
Noninterest Income

	Three Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
Deposit service charges and fees	$583	$648	$(65)
Other fee income	478	502	(24)
Insurance commissions and annuities income	53	68	(15)
Gain on sale of loans, net	38	37	1
Loan servicing fees	66	85	(19)
Amortization of servicing assets	(28)	(35)	7
Recovery of servicing assets	—	(15)	15
Earnings on bank owned life insurance	54	48	6
Trust income	167	172	(5)
Other	226	199	27
Total noninterest income	$1,637	$1,709	$(72)
Noninterest income decreased $72,000, or 4.2%, to $1.6 million for the three months ended September 30, 2016, compared to $1.7 million for the three months ended September 30, 2015. Deposit service charges and fees decreased $65,000, or 10.0%, to $583,000 for the three months ended September 30, 2016, compared to $648,000 for the three months ended September 30, 2015. Other fee income decreased $24,000, or 4.8%, to $478,000 for the three months ended September 30, 2016, compared to $502,000 for the three months ended September 30, 2015. Noninterest income for the three months ended September 30, 2016 included a $38,000 gain on sale of loans. Loan servicing fees decreased $19,000 due to a decrease in the balance of loans serviced for others. Other income increased $27,000, or 13.6%, to $226,000 for the three months ended September 30, 2016, compared to $199,000 for the three months ended September 30, 2015.

Noninterest Expense

	Three Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
Compensation and benefits	$5,315	$5,329	$(14)
Office occupancy and equipment	1,487	1,537	(50)
Advertising and public relations	144	212	(68)
Information technology	707	686	21
Supplies, telephone and postage	345	393	(48)
Amortization of intangibles	129	136	(7)
Nonperforming asset management	89	244	(155)
Gain on sale other real estate owned	(15)	(11)	(4)
Valuation adjustments of other real estate owned	115	231	(116)
Operations of other real estate owned	143	114	29
FDIC insurance premiums	238	202	36
Other	1,215	1,159	56
Total noninterest expense	$9,912	$10,232	$(320)
Noninterest expense decreased by $320,000, or 3.1%, to $9.9 million for the three months ended September 30, 2016, from $10.2 million for the same period in 2015. The decrease was due in substantial part to decreases in nonperforming asset management expenses and lower valuation adjustments for OREO. Advertising and public relations expense decreased $68,000, or 32.1%, to $144,000 for the three months ended September 30, 2016, from $212,000 for the same period in 2015. Nonperforming asset management expense decreased $155,000, or 63.5%, to $89,000 for the three months ended September 30, 2016, from $244,000 for the same period in 2015, primarily due to lower legal expenses. Valuation adjustments of OREO decreased $116,000, to $115,000 for the three months ended September 30, 2016, compared to $231,000 for the same period in 2015. Other expenses included a $16,000 increase in the mortgage representation and warranty reserve for mortgage loans sold, compared to no provision or recovery in 2015 for loans serviced for others. The amount of the warranty and representation reserve was calculated by applying published Fannie Mae data relating to the percentage of loans that it required to be repurchased due to breaches of warranties and representations to the Bank's outstanding sold loans.
Income Taxes
For the three months ended September 30, 2016, we recorded income tax expense of $1.6 million, compared to $1.5 million for the three months ended September 30, 2015. Our effective tax rate for the three months ended September 30, 2016 was 38.5%, compared to 39.5% for the same period in 2015.
Operating Results for the Nine Months Ended September 30, 2016 and 2015
Net Income. We had net income of $5.2 million for the nine months ended September 30, 2016, compared to $6.6 million for the nine months ended September 30, 2015. The decline in net income was due in part to a pre-tax charge off of $1.6 million resulting from our decision to sell three performing loans to a single borrower with a total carrying value of $16.2 million in the second quarter of 2016. Our earnings per basic and fully diluted share of common stock was $0.27 for the nine months ended September 30, 2016, compared to $0.33 per basic and fully diluted share for the same period in 2015.
Net Interest Income. Net interest income was $35.4 million for the nine months ended September 30, 2016, compared to $34.5 million for the same period in 2015. The increase in net interest income reflected a $1.6 million increase in interest income, which was partially offset by a $746,000 increase in interest expense.
The increase in net interest income was primarily attributable to an increase in net average interest-earning assets, which was partially offset by a decrease in the yield on interest-earning assets. Total average interest-earning assets increased $71.3 million, or 5.3%, to $1.414 billion for the nine months ended September 30, 2016, from $1.343 billion for the same period in 2015. Our net interest rate spread decreased by 12 basis points to 3.25% for the nine months ended September 30, 2016, from 3.37% for the same period in 2015. Our net interest margin decreased by nine basis point to 3.34% for the nine months ended September 30, 2016, from 3.43% for the same period in 2015. The decreases in the net interest spread and net interest margin resulted from increased average interest-earning assets at lower yields and increased average interest-bearing liabilities at increased costs. The yield on interest-earning assets decreased three basis point to 3.61% for the nine months ended September 30, 2016, from 3.64% for the same period in 2015, and the cost of interest-bearing liabilities increased nine basis points to 0.36% for the nine months ended September 30, 2016, from 0.27% for the same period in 2015.

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

	For the Nine Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,224,779	$36,834	4.02%	$1,159,592	$35,451	4.09%
Securities	111,399	927	1.11	110,674	851	1.03
Stock in FHLBC	6,257	53	1.13	6,257	23	0.49
Other	71,516	371	0.69	66,110	226	0.46
Total interest-earning assets	1,413,951	38,185	3.61	1,342,633	36,551	3.64
Noninterest-earning assets	97,803			101,597
Total assets	$1,511,754			$1,444,230
Interest-bearing liabilities:
Savings deposits	$158,671	128	0.11	$156,189	122	0.10
Money market accounts	319,299	738	0.31	337,828	797	0.32
NOW accounts	251,423	278	0.15	304,020	270	0.12
Certificates of deposit	287,074	1,605	0.75	227,905	879	0.52
Total deposits	1,016,467	2,749	0.36	1,025,942	2,068	0.27
Borrowings	26,398	73	0.37	5,070	8	0.21
Total interest-bearing liabilities	1,042,865	2,822	0.36	1,031,012	2,076	0.27
Noninterest-bearing deposits	238,827			176,112
Noninterest-bearing liabilities	20,822			21,582
Total liabilities	1,302,514			1,228,706
Equity	209,240			215,524
Total liabilities and equity	$1,511,754			$1,444,230
Net interest income		$35,363			$34,475
Net interest rate spread (2)			3.25%			3.37%
Net interest-earning assets (3)	$371,086			$311,621
Net interest margin (4)			3.34%			3.43%
Ratio of interest-earning assets to interest-bearing liabilities	135.58%			130.22%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses
We recorded a provision for loan losses of $300,000 for the nine months ended September 30, 2016, compared to a recovery of $2.2 million for the same period in 2015. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $1.4 million, or 14.0%, to $8.3 million at September 30, 2016, from $9.6 million at December 31, 2015. The reserve established for loans individually evaluated for impairment decreased $5,000 for the nine months ended September 30, 2016.
Net charge-offs were $1.7 million for the nine months ended September 30, 2016, compared to net recoveries of $259,000 for the same period in 2015. Net charge-offs included a $1.6 million charge-off resulting from the sale of three performing loans to a single borrower with a total carrying value of $16.2 million in the second quarter of 2016. The loans were previously discussed in the “Nonperforming Assets” section of the Company’s Quarterly Report on Form 10-Q for the third quarter of 2015, and in a Current Report on Form 8-K that the Company filed with the SEC on June 22, 2016. Although the loans were well-secured and supported by adequate cash flow, the Company concluded that possible future events could increase the risk of a default and subject the Company to significant legal expenses and an extended resolution period. The Company therefore elected to pursue a resolution that would result in a finite, known consequence rather than pursue alternative resolution strategies that presented multiple uncertainties and risks that were difficult to quantify.
The allowance for loan losses as a percentage of nonperforming loans was 212.82% at September 30, 2016, compared to 271.30% at December 31, 2015.
Noninterest Income

	Nine Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
Deposit service charges and fees	$1,691	$1,645	$46
Other fee income	1,478	1,638	(160)
Insurance commissions and annuities income	180	217	(37)
Gain on sale of loans, net	59	92	(33)
Gain on sales of securities	46	—	46
Loss on disposition of premises and equipment	—	(1)	1
Loan servicing fees	214	271	(57)
Amortization of servicing assets	(96)	(105)	9
Recovery of servicing assets	—	(2)	2
Earnings on bank owned life insurance	151	142	9
Trust income	492	529	(37)
Other	553	508	45
Total noninterest income	$4,768	$4,934	$(166)
Noninterest income decreased by $166,000, or 3.4%, to $4.8 million for the nine months ended September 30, 2016, from $4.9 million for the same period in 2015. Deposit service charges and fees increased $46,000, or 2.8%, to $1.7 million for the nine months ended September 30, 2016, compared to $1.6 million for the same period in 2015. The increase reflects increased charges for savings accounts. Other fee income decreased $160,000, or 9.8%, to $1.5 million for the nine months ended September 30, 2016, compared to $1.6 million for the nine months ended September 30, 2015. The decrease reflects decreased ATM and visa debit card charges and other loan fees. Noninterest income for the nine months ended September 30, 2016 included a $59,000 gain on sale of loans, compared to a $92,000 gain on sale of loans for the same period in 2015. Loan servicing fees decreased $57,000 due to a decrease in the balance of loans serviced for others.

Noninterest Expense

	Nine Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
Compensation and benefits	$17,021	$16,188	$833
Office occupancy and equipment	4,769	4,902	(133)
Advertising and public relations	618	783	(165)
Information technology	2,130	1,982	148
Supplies, telephone and postage	1,018	1,189	(171)
Amortization of intangibles	394	414	(20)
Nonperforming asset management	300	442	(142)
Gain on sale other real estate owned	(15)	(91)	76
Valuation adjustments of other real estate owned	244	467	(223)
Operations of other real estate owned	539	404	135
FDIC insurance premiums	691	699	(8)
Other	3,639	3,397	242
Total noninterest expense	$31,348	$30,776	$572
Noninterest expense increased by $572,000, or 1.9%, to $31.3 million for the nine months ended September 30, 2016, from $30.8 million for the same period in 2015. Compensation and benefits expense increased $833,000, or 5.1%, due in substantial part to an $875,000 stock-based compensation expense for the nine months ended September 30, 2016, compared to a $351,000 stock-based compensation expense for the same period in 2015. Expenses for office occupancy and equipment and supplies, telephone and postage decreased as a result of efficiency reviews. Operations of OREO increased $135,000, or 33.4%, to $539,000 for the nine months ended September 30, 2016, compared to $404,000 for the same period in 2015. The increase reflects a $236,000 decrease in rental income and a $51,000 increase in repair and maintenance expense, which were partially offset by a decrease of $102,000 in receiver fees. Other expenses included a $150,000 increase in mortgage representation and warranty reserve for mortgage loans sold, compared to a loss of $68,000 recorded in 2015 for a loan serviced for others. The amount of the warranty and representation reserve was calculated by applying published Fannie Mae data relating to the percentage of loans that it required to be repurchased due to breaches of warranties and representations to the Bank's outstanding sold loans.
Income Taxes
For the nine months ended September 30, 2016, we recorded $3.2 million of income tax expense, compared to $4.2 million for the nine months ended September 30, 2015. Our effective tax rate for the nine months ended September 30, 2016 was 38.2%, compared to 39.3% for the same period in 2015.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At September 30, 2016, we had no loans in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of September 30, 2016, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	September 30, 2016	June 30, 2016	December 31, 2015	Quarter Change	Nine Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$2,691	$2,625	$2,455	$66	$236
Multi-family mortgage	508	1,021	821	(513)	(313)
Nonresidential real estate	717	754	296	(37)	421
	3,916	4,400	3,572	(484)	344
Loans Past Due Over 90 Days, still accruing	—	828	—	(828)	—
Other real estate owned:
One-to-four family residential	2,281	2,433	2,621	(152)	(340)
Multi-family mortgage	393	737	951	(344)	(558)
Nonresidential real estate	780	1,065	1,747	(285)	(967)
Land	927	1,138	1,692	(211)	(765)
	4,381	5,373	7,011	(992)	(2,630)
Total nonperforming assets	$8,297	$10,601	$10,583	$(2,304)	$(2,286)
Ratios:
Nonperforming loans to total loans	0.31%	0.43%	0.29%
Nonperforming assets to total assets	0.54	0.71	0.70
Nonperforming Assets
Nonperforming assets totaled $8.3 million at September 30, 2016, and $10.6 million at each of June 30, 2016 and December 31, 2015. Nonperforming assets decreased $2.3 million for the three and nine months ended September 30, 2016. Although we experience occasional isolated instances of new nonaccrual loans, we believe that continuing our aggressive resolution posture will maintain the trends favoring very strong asset quality.
Three residential real estate loans and one nonresidential real estate loan with a book balance of $215,000 were transferred from nonaccrual loans to OREO during the nine months ended September 30, 2016. We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances. We had no FHLBC advances at September 30, 2016, and $62.0 million of FHLBC advances at December 31, 2015.
As of September 30, 2016, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of September 30, 2016, we had no other material commitments for capital expenditures.

Capital Management
On September 16, 2016, the Bank, the wholly-owned subsidiary of the Company, filed an application with the Office of the Comptroller of the Currency to convert from a federal savings bank to a national bank. As part of the charter conversion, the Company will apply to the Federal Reserve Board to register as a bank holding company instead of a savings and loan holding company. The charter conversion remains subject to the receipt of all required regulatory approvals. No timetable has been established for its completion. If approved, the charter conversion will eliminate current restrictions on and facilitate the expansion of the Bank’s commercial lending and leasing activities, including small business lending.
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
The Company and the Bank have each adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% (including the Capital Conservation Buffer ("CCB")). The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the CCB. The minimum CCB in 2016 is 0.625% and will increase 0.625% annually through 2019 to 2.5%. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose. As of September 30, 2016, the Bank and the Company were well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

Actual and required capital amounts and ratios were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2016
Total capital (to risk-weighted assets):
Consolidated	$191,433	17.64%	$86,817	8.00%	N/A	N/A
BankFinancial, F.S.B.	165,066	15.21	86,801	8.00	$108,501	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	183,092	16.87	65,112	6.00	N/A	N/A
BankFinancial, F.S.B.	156,725	14.44	65,100	6.00	86,801	8.00
Common Tier 1 (CET1)
Consolidated	183,092	16.87	48,834	4.50	N/A	N/A
BankFinancial, F.S.B.	156,725	14.44	48,825	4.50	70,526	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	183,092	12.28	59,655	4.00	N/A	N/A
BankFinancial, F.S.B.	156,725	10.51	59,566	4.00	74,582	5.00

	Actual		Actual		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Total capital (to risk-weighted assets):
Consolidated	$198,738	17.89%	$88,898	8.00%	N/A	N/A
BankFinancial, F.S.B.	171,239	15.41	88,881	8.00	$111,102	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	189,044	17.01	66,674	6.00	N/A	N/A
BankFinancial, F.S.B.	161,545	14.54	66,661	6.00	88,881	8.00
Common Tier 1 (CET1)
Consolidated	189,044	17.01	50,005	4.50	N/A	N/A
BankFinancial, F.S.B.	161,545	14.54	49,996	4.50	72,216	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	189,044	13.26	57,043	4.00	N/A	N/A
BankFinancial, F.S.B.	161,545	11.33	57,039	4.00	71,299	5.00
The Bank paid a dividend of $15.0 million to the Company in April 2016 to be used for general corporate purposes. The Bank also paid a quarterly dividend of $534,000 to the Company during the third quarter of 2016.
Capital Management - Company. Total stockholders’ equity was $203.7 million at September 30, 2016, compared to $212.4 million at December 31, 2015. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 1,026,106 shares of our common stock at a total cost of $12.7 million, and our declaration and payment of cash dividends totaling $3.0 million, during the nine months ended September 30, 2016. These items were partially offset by net income of $5.2 million that we recorded for the nine months ended September 30, 2016. The unallocated shares of common stock that our ESOP owns were reflected as a $8.6 million reduction to stockholders’ equity at September 30, 2016, compared to a $9.3 million reduction at December 31, 2015.

Quarterly Cash Dividends. The Company declared cash dividends of $0.15 and $0.16 per share for the nine months ended September 30, 2016 and September 30, 2015, respectively.
Stock Repurchase Program. On March 30, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to 1,055,098 shares of the Company’s common stock, which represented approximately 5% of the Company’s then issued and outstanding shares of common stock. On December 28, 2015, the Board of Directors extended this repurchase authorization from December 31, 2015 to December 31, 2016, and increased the number of shares that can be repurchased in accordance with the authorization by 1,046,868. As of September 30, 2016, the Company had repurchased 1,830,755 shares of its common stock out of the 2,101,966 shares of common stock authorized under this repurchase authorization.
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

Quantitative Analysis. The following table sets forth, as of September 30, 2016, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(21,071)	(9.43)%	$1,760	3.96%
+300	(10,901)	(4.88)	1,453	3.27
+200	(2,462)	(1.10)	1,240	2.79
+100	175	0.08	684	1.54
0
-25	(1,581)	(0.71)	(404)	(0.91)
The table set forth above indicates that at September 30, 2016, in the event of an immediate 25 basis point decrease in interest rates, the Bank would be expected to experience a 0.71% decrease in NPV and a $404,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 1.10% decrease in NPV and a $1,240,000 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended September 30, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company's filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Equity Securities.
The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the third quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
July 1, 2016 through July 31, 2016	136,671	$12.18	136,671	542,026
August 1, 2016 through August 31, 2016	165,029	12.23	165,029	376,997
September 1, 2016 through September 30, 2016	105,786	12.46	105,786	271,211
	407,486		407,486

(1)
On March 30, 2015, the Company announced that the Board had authorized the repurchase of up to 1,055,098 shares of the Company’s common stock, which represented approximately 5% of the Company’s issued and outstanding shares of common stock. On December 28, 2015, the Board extended this repurchase authorization from December 31, 2015 to December 31, 2016, and increased the number of shares that can be repurchased in accordance with the authorization by 1,046,868. As of September 30, 2016, the Company had repurchased 1,830,755 shares of its common stock out of the 2,101,966 shares of common stock authorized under this repurchase authorization.

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
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	October 26, 2016	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer