Form 10-K
period 2016-12-31
BankFinancial CORP
filed 2017-02-08
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on June 30, 2016, determined using a per share closing price on that date of $11.99, as quoted on The Nasdaq Global Select Market, was $201.3 million.
At February 6, 2017, there were 19,263,336 shares of common stock, $0.01 par value, outstanding.
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
Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) less than anticipated loan growth due to intense competition for high quality loans and leases, particularly in terms of pricing and credit underwriting, or a dearth of borrowers who meet our underwriting standards; (ii) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (iii) interest rate movements and their impact on the economy, customer behavior and our net interest margin; (iv) adverse economic conditions in general and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (v) declines in real estate values that adversely impact the value of our loan collateral, Other Real Estate Owned ("OREO"), asset dispositions and the level of borrower equity in their investments; (vi) borrowers that experience legal or financial difficulties that we do not currently foresee; (vii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (viii) changes, disruptions or illiquidity in national or global financial markets; (ix) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (x) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (xii) legislative or regulatory changes that have an adverse impact on our products, services, operations and operating expenses; (xiii) higher federal deposit insurance premiums; (xiv) higher than expected overhead, infrastructure and compliance costs; (xv) changes in accounting principles, policies or guidelines; and (xvi) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions.
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
Following the approval of applications that the Company filed with the Board of Governors of the Federal Reserve System and the Bank filed with the Office of the Comptroller of the Currency (“OCC”), the Company became a bank holding company and the Bank became a national bank on November 30, 2016. As a result of the Bank’s conversion from a federal savings bank charter to a national bank charter, the Bank changed its name from BankFinancial, F.S.B. to BankFinancial, National Association.
We manage our operations as one unit, and thus do not have separate operating segments. Our chief operating decision-makers use consolidated results to make operating and strategic decisions.

BankFinancial, National Association
The Bank is a full-service, community-oriented national bank principally engaged in the business of commercial, family and personal banking. The Bank offers our customers a broad range of loan, deposit, and other financial products and services through 19 full-service Illinois based banking offices located in Cook, DuPage, Lake and Will Counties, and through our Internet Branch, www.bankfinancial.com.
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
Lending Activities
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which represented $1.182 billion, or 89.6%, of our gross loan portfolio of $1.319 billion at December 31, 2016. At December 31, 2016, $542.9 million, or 41.1%, of our loan portfolio consisted of multi-family mortgage loans; $182.2 million, or 13.8%, of our loan portfolio consisted of nonresidential real estate loans; $103.1 million, or 7.8%, of our loan portfolio consisted of commercial loans; $352.5 million, or 26.7%, of our loan portfolio consisted of commercial leases; and $1.3 million, or 0.1%, of our loan portfolio consisted of construction and land loans. $135.2 million, or 10.2%, of our loan portfolio consisted of one-to-four family residential mortgage loans (of which $38.6 million, or 2.9%, were loans to investors in non-owner occupied single-family homes), including home equity loans and lines of credit.
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
At December 31, 2016, our deposits totaled $1.339 billion. Interest-bearing deposits totaled $1.090 billion, or 81.4% of total deposits, and noninterest-bearing demand deposits totaled $249.5 million, or 18.6% of total deposits. Savings, money market and NOW account deposits totaled $738.2 million, or 55.1% of total deposits, and certificates of deposit totaled $351.6 million, or 26.3% of total deposits, of which $236.9 million had maturities of one year or less.
Related Products and Services
The Bank provides trust and financial planning services through our Trust Department. The Bank’s Wealth Management Group provides investment, financial planning and other wealth management services through arrangements with a third-party broker-dealer. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc. (“Financial Assurance”), sells property and casualty insurance and other insurance products on an agency basis. For the year ended December 31, 2016, Financial Assurance recorded a net loss of $36,000. At December 31, 2016, Financial Assurance had two full-time employees. The Bank’s other wholly-owned subsidiary, BF Asset Recovery Corporation, holds title to and sells certain Bank-owned real estate acquired through foreclosure and collection actions, and recorded a net loss of $624,000 for the year ended December 31, 2016.

Website and Stockholder Information
The website for the Company and the Bank is www.bankfinancial.com. Information on this website does not constitute part of this Annual Report on Form 10-K.
The Company makes available, free of charge, its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after such forms are filed with or furnished to the Securities and Exchange Commission (“SEC”). Copies of these documents are available to stockholders at the website for the Company and the Bank, www.bankfinancial.com, under Investor Relations, and through the EDGAR database on the SEC’s website, www.sec.gov.
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
Employees
At December 31, 2016, we had 224 full-time employees and 40 part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.
Supervision and Regulation
General
On November 30, 2016, the Bank converted from a federal savings bank charter to a national bank charter. As a national bank, the Bank is regulated and supervised primarily by the OCC. The Bank is also subject to regulation by the FDIC in more limited circumstances because the Bank’s deposits are insured by the FDIC. This regulatory and supervisory structure establishes a comprehensive framework of the activities in which a depository institution may engage, and is intended primarily for the protection of the FDIC’s deposit insurance fund, depositors and the banking system. Under this system of federal regulation, depository institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The OCC examines the Bank and prepares reports for the consideration of its Board of Directors on any identified deficiencies, if any. After completing an examination, the OCC issues a report of examination and assigns a rating (known as an institution’s CAMELS rating). Under federal law and regulations, an institution may not disclose the contents of its reports of examination or its CAMELS ratings to the public.
The Bank is a member of, and owns stock in, the Federal Home Loan Bank of Chicago (“FHLBC”) and the Federal Reserve Bank of Chicago. The Board of Governors of the Federal Reserve System (“FRB”) has limited regulatory jurisdiction over the Bank with regard to reserves it must maintain against deposits, check processing and certain other matters. The Bank’s relationship with its depositors and borrowers also is regulated in some respects by both federal and state laws, especially in matters concerning the ownership of deposit accounts, and the form and content of the Bank’s consumer loan documents.
The Company is a bank holding company within the meaning of federal law. As such, it is subject to supervision and examination by the FRB. The Company was previously a savings and loan holding company but became a bank holding company in connection with the Bank’s conversion to a national bank charter on November 30, 2016.
There can be no assurance that laws, rules and regulations, and regulatory policies will not change in the future. Such changes could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition, results of operations or prospects. Any change in the laws or regulations, or in regulatory policy, whether by the OCC, the FDIC, the FRB, the Consumer Financial Protection Bureau (“CFPB”) or the United States ("U.S.") Congress, could have a material adverse impact on the Company, the Bank and their respective operations.
The following summary of laws and regulations applicable to the Bank and Company is not intended to be exhaustive and is qualified in its entirety by reference to the actual laws and regulations involved.
Federal Banking Regulation
Business Activities. As a national bank, the Bank derives its lending and investment powers from the National Bank Act, as amended, and the regulations of the OCC. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business and consumer loans and leases, certain types of securities and certain other loans and assets. Unlike federal savings banks, national banks are not generally subject to specified percentage of assets on various types of lending, although certain types of loans are limited to a specific percentage of the Bank’s capital and surplus. The Bank also may establish subsidiaries that may engage in activities permitted for the Bank as well as certain other activities.
Capital Requirements. Federal regulations require FDIC-insured depository institutions, including national banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8% and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).
For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets a bank has for purposes of calculating risk-based capital ratios, assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to four- family residential mortgages and certain qualifying multi-family mortgage loans, a risk weight of 100% is assigned to commercial, commercial real estate and consumer loans, a risk weight of 150% is assigned to certain past due loans and high volatility commercial real estate loans, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.
At December 31, 2016, the Bank’s capital exceeded all applicable regulatory requirements, the Bank was considered well-capitalized and it had an appropriate capital conservation buffer.
The Company and the Bank each have adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5%. The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels. In addition, in accordance with its Regulatory Capital Plan, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose.
Loans-to-One-Borrower. A national bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2016, the Bank was in compliance with the loans-to-one-borrower limitations.
Dividends. Federal law and OCC regulations govern cash dividends by a national bank. A national bank is authorized to pay such dividends from undivided profits but must receive prior OCC approval if the total amount of dividends (including the proposed dividend) exceeds its net income in that year and the prior two years less dividends previously paid. A national bank may not pay a dividend if it does not comply with applicable regulatory capital requirements.
Community Reinvestment Act and Fair Lending Laws. All national banks have a responsibility under the Community Reinvestment Act (“CRA”) and related federal regulations to help meet the credit needs of their communities, including low- and moderate- income neighborhoods. In connection with its examination of a national bank, the OCC is required to evaluate and rate the bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices based on the characteristics specified in those statutes. A national bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on certain of its activities such as branching or mergers. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. The Bank’s CRA performance has been rated as “Outstanding,” the highest possible rating, in all eight CRA Performance Evaluations that have been conducted by the OCC and a predecessor regulatory agency since 1998.
Transactions with Related Parties. A national bank’s authority to engage in transactions with its “affiliates” is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an insured depository institution, although operating subsidiaries of national banks are generally not considered affiliates for the purposes of Sections 23A and 23B of the Federal Reserve Act. The Company is an affiliate of the Bank. In general, transactions with affiliates must be on terms that are at least as favorable to the national bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the bank’s capital. Collateral in specified amounts must be provided by affiliates in order to receive loans or other forms of credit from the bank.
The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the FRB. These provisions require that extensions of credit to insiders generally be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and not involve more than the normal risk of repayment or present other unfavorable features (subject to an exception for lending programs open to employees generally). In addition, there are limitations on the amount of credit extended to such persons, individually and in the aggregate based on a percentage of the Bank’s capital. Extensions of credit in excess of specified limits must receive the prior approval of the Bank’s Board of Directors. Extensions of credit to executive officers are subject to additional restrictions. The Bank does not extend new credit to executive officers or members of the Board of Directors.
Enforcement. The OCC has primary enforcement responsibility over national banks. This includes authority to bring enforcement actions against the Bank, its directors, officers and employees and all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to the removal of officers and/or directors, receivership, conservatorship or the termination of deposit insurance. Civil monetary penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC has authority to recommend to the OCC that an enforcement action be taken with respect to a particular insured bank. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.
Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for insured depository institutions under its jurisdiction. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address matters such as internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. A subsequent set of guidelines was issued for information security. If the OCC determines that a national bank fails to meet any standard prescribed by the guidelines, it may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard and take other appropriate action.
Prompt Corrective Action Regulations. Federal law requires that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The applicable OCC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
The regulations provide that a capital restoration plan must be filed with the OCC within 45 days of the date a national bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5.0% of the bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Various restrictions, including as to growth and capital distributions, also apply to “undercapitalized” institutions. If an “undercapitalized” institution fails to submit an acceptable capital plan, it is treated as “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more additional restrictions including, but not limited to, an order by the OCC to sell sufficient voting stock to become adequately capitalized a requirement to reduce total assets, cease receipt of deposits from correspondent banks or dismiss officers or directors and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive.
At December 31, 2016, the Bank met the criteria for being considered “well-capitalized.”
Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit accounts in the Bank are insured up to $250,000 for each separately insured depositor.
The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Until July 1, 2016, insured depository institutions were assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the risk category to which it is assigned and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower FDIC assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.
Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund's reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion in total assets to a range of 1.5 basis points to 30 basis points.
The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. The Bank cannot predict what its insurance assessment rates will be in the future.

An insured institution’s deposit insurance may be terminated by the FDIC upon an administrative finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.
Prohibitions Against Tying Arrangements. National banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.
Federal Reserve System. The Bank is a member of the Federal Reserve System, which consists of 12 regional Federal Reserve Banks. As a member of the Federal Reserve System, the Bank is required to acquire and hold shares of capital stock in its regional Federal Reserve Bank, the Federal Reserve Bank of Chicago, in specified amounts. The Bank is also required to maintain noninterest-earning reserves against its transaction accounts, such as negotiable order of withdrawal and regular checking accounts. The balances maintained to meet the reserve requirements may be used to satisfy liquidity requirements imposed by the OCC’s regulations. As of December 31, 2016, the Bank was in compliance with all of these requirements. The FRB also provides a backup source of funding to depository institutions through the regional Federal Reserve Banks pursuant to section 10B of the Federal Reserve Act and Regulation A. In general, eligible depository institutions have access to three types of discount window credit-primary credit, secondary credit, and seasonal credit. All discount window loans must be collateralized to the satisfaction of the lending regional Federal Reserve Bank.
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBC, the Bank is required to acquire and hold shares of capital stock in the FHLBC in specified amounts. As of December 31, 2016, the Bank was in compliance with this requirement.
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
Holding Company Regulation
The Company, as a company controlling a national bank, is a bank holding company subject to regulation and supervision by, and reporting to, the FRB. The FRB has enforcement authority over the Company and any nonbank subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a risk to the Bank.
The Company's activities are limited to the activities permissible for bank holding companies, which generally include activities deemed by the FRB to be closely related or a proper incident to banking or managing or controlling banks. A bank holding company that meets certain criteria may elect to be regulated as a financial holding company and thereby engage in a broader array of financial activities, such as underwriting equity securities and insurance. The Company has not elected to be regulated as a financial holding company, but may do so in the future.
Federal law prohibits a bank holding company from acquiring, directly or indirectly, more than 5% of a class of voting securities of, or all or substantially all of the assets of, another bank or bank holding company, without prior written approval of the FRB. In evaluating applications by bank holding companies to acquire banks, the FRB considers, among other things, the financial and managerial resources and future prospects of the parties, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and needs of the community, competitive factors and compliance with anti-money laundering laws.

Capital. Bank holding companies such as the Company with greater than $1 billion in total consolidated assets are subject to consolidated regulatory capital requirements. The Dodd-Frank Act, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding companies. As of January 1, 2015, consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to bank holding companies of the specified asset size. As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019.
Source of Strength Doctrine. The “source of strength doctrine” requires bank holding companies to provide assistance to their subsidiary depository institutions in the event the subsidiary depository institution experiences financial difficulty. The FRB has issued regulations requiring that all bank holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions.
Capital Distributions. The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank supervisory staff concerning dividends in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. FRB regulatory guidance also indicates that a bank holding company should inform Federal Reserve Bank staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. FRB regulations require prior approval for a bank holding company to redeem equity securities if the gross consideration, when combined with net consideration paid for all such redemptions during the preceding 12 months, will equal to 10% or more of the holding company’s consolidated net worth. There is an exception for bank holding companies that meet specified qualitative criteria. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of its common stock or otherwise engage in capital distributions.
Change in Control Regulations
Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the FRB has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquiror and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with the Company, the issuer has securities registered under Section 12 of the Exchange Act.
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
Our future growth and success will depend on our ability to compete effectively in a highly competitive environment
We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, our competitive strategies have focused on attracting deposits in our local markets, and growing our loan and lease portfolio by emphasizing specific loan products in which we have significant experience and expertise, identifying and targeting markets in which we believe we can effectively compete with larger institutions and other competitors, and offering highly competitive pricing to commercial borrowers with appropriate risk profiles. We compete for loans, leases, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies, real estate conduits, mortgage brokers and specialized finance companies. Many of our competitors offer products and services that we do not offer, and some offer loan structures and have underwriting standards that are not as restrictive as our required loan structures and underwriting standards. Some larger competitors have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans, leases and deposits more aggressively than we do, and because of their larger capital bases, their underwriting practices for smaller loans may be subject to less regulatory scrutiny than they would be for smaller banks. Newer competitors may be more aggressive in pricing loans, leases and deposits in order to increase their market share. Some of the financial institutions and financial services organizations with which we compete are not subject to the extensive regulations imposed on national banks and their holding companies. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various financial services.
Numerous factors could adversely impact future loan growth and thus our future profitability
Our future profitability will depend in substantial part on our ability to achieve loan and lease growth under intensely competitive conditions in a manner consistent with our underwriting standards and business plan objectives. Our ability to achieve future loan and lease growth will depend on a number of factors, including our ability to offer loan and lease products at prices and with features that are comparable or superior to those offered by our competitors and attractive to potential borrowers. Because our business plan targets high quality loans and leases in specific markets and/or product categories, we believe that our underwriting standards and our lending requirements relating to collateral eligibility, residual equity, global debt service coverage, loan covenants, loan structure and financial reporting tend to be on the conservative side of the market. This can make it difficult for us to compete with institutions that have comparable loan pricing but more lenient lending requirements. Our loan pricing is also influenced in a significant way by the financial strength of the borrower, the guarantor and the collateral. This enables us to compete effectively for highly qualified borrowers, but it can place us at a competitive disadvantage with respect to borrowers who present acceptable credit risks but are not highly qualified. Our ability to achieve future loan and lease growth will also be affected by factors that are not exclusively within our control, such as the level of loan payoffs and concentrations of credit limits. These and other factors could weaken our competitive position, which could adversely affect our growth and profitability. This, in turn, could have a material adverse effect on our business, financial condition, and results of operations.
Changes in market interest rates could adversely affect our financial condition and results of operations
Our financial condition and results of operations are significantly affected by changes in market interest rates because our assets, primarily loans and leases, and our liabilities, primarily deposits, are monetary in nature. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Market interest rates are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events, and changes in the U.S. and other financial markets. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, including credit risk spreads, and by balance sheet growth, customer loan and deposit preferences and the timing of changes in these variables which themselves are impacted by changes in market interest rates. As a result, changes in market interest rates can significantly affect our net interest income as well as the fair market valuation of our assets and liabilities, particularly if they occur more quickly or to a greater extent than anticipated.
While we take measures intended to manage the risks from changes in market interest rates, we cannot control or accurately predict changes in market rates of interest or deposit attrition due to those changes, or be sure that our protective measures are adequate. If the interest rates paid on deposits and other interest bearing liabilities increase at a faster rate than the interest rates received on loans and other interest earning assets, our net interest income, and therefore earnings, could be adversely affected.  We would also incur a higher cost of funds to retain our deposits in a rising interest rate environment. While the higher payment amounts we would receive on adjustable rate loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, and this could result in a higher rate of default. Rising interest rates also may reduce the demand for loans and the value of fixed-rate investment securities.
Low interest rates or a flat yield curve could adversely affect our net interest income and profitability
Our consolidated operating results are largely dependent on our net interest income. Net interest income is the difference between interest earned on loans and investments and interest expense incurred on deposits and other borrowings. Our net interest income is impacted by changes in market rates of interest, changes in credit spreads, changes in the shape of the yield curve, the interest rate sensitivity of our assets and liabilities, prepayments on our loan, leases and investments, and the mix of our funding sources and assets, among other things.
In recent years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of securities. As a result, the interest rates on new loans we have originated and maturing loans that we have renewed and the yields on securities we have purchased during this period have been at historically low levels. Our ability to offset this by lowering the interest rates that we pay on deposits is severely limited because interest rates on deposits are already near historic lows. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) could be difficult to increase, which may continue to have an adverse effect on our profitability.
Our commercial real estate loans constitute a concentration of credit and thus are subject to enhanced regulatory scrutiny and require us to utilize enhanced risk management techniques
A substantial portion of our loan portfolio is secured by real estate. Our commercial real estate loan portfolio generally consists of multi-family mortgage loans originated in selected markets and nonresidential real estate loans originated in the Chicago market. At December 31, 2016, our loan portfolio included $542.9 million in multi-family mortgage loans, or 41.1% of total loans, $148.0 million in non-owner occupied nonresidential real estate loans, or 11.2% of total loans. These commercial real estate loans represented 411.0% of the Bank’s $168.1 million total risk-based capital at December 31, 2016, and thus are considered a concentration of credit for regulatory purposes. Concentrations of credit are pools of loans whose collective performance has the potential to affect a bank negatively even if each individual transaction within the pool is soundly underwritten. When loans in a pool are sensitive to the same economic, financial, or business development, that sensitivity, if triggered, could cause the sum of the transactions to perform as if it were a single, large exposure. As such, concentrations of credit add a dimension of risk that compounds the risk inherent in individual loans.
The OCC expects banks to implement board-approved policies and procedures to identify, measure, monitor, and control concentration risks, taking into account the potential impact on earnings and capital under stressed market conditions, economic downturns, and periods of general market illiquidity as well as normal market conditions. Enhanced risk management is required for commercial real estate concentrations exceeding 300.0% of total risk-based capital. The Bank has established board-approved policies and procedures to identify, measure, monitor, control and stress test its concentrations of credit. The Bank has taken other specific steps to mitigate concentrations of credit risk, including the establishment of concentrations of credit limits based on loan type and geography, the maintenance of capital in excess of the minimum regulatory requirements, the establishment of appropriate underwriting standards for specific loan types and geographic markets, active portfolio management and an emphasis on originating multi-family loans that qualify for fifty percent risk-weighting under the regulatory capital rules. At December 31, 2016, $305.4 million of the Bank’s multi-family loans, or 56.3% of the Bank’s total multi-family loan portfolio, qualified for fifty percent risk-weighting under the regulatory capital rules. Although management believes that these steps effectively mitigate concentrations of credit risk, the Bank’s earnings and capital could be materially and adversely impacted if economic, financial or business developments were to occur that materially and adversely impacted all or a material portion of the Bank’s commercial real estate loans and caused them to perform as a single, large exposure.

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
The City of Chicago and the State of Illinois have experienced significant financial difficulties, and this could adversely impact certain borrowers and the economic vitality of the City and State
The City of Chicago and the State of Illinois are experiencing significant financial difficulties, including material pension funding shortfalls. Their debt ratings have been downgraded and the State of Illinois’ executive and legislative branches of government have been unable to reach agreement on a budget for the current and past fiscal years. These issues could impact the economic vitality of the City of Chicago and the State of Illinois and the businesses operating there, encourage businesses to leave the City of Chicago and the State of Illinois, and discourage new employers from starting or moving businesses to there. These issues could also result in delays in the payment of accounts receivable owed to borrowers that conduct business with the State of Illinois and Medicaid payments to nursing homes and other healthcare providers in Illinois, and impair their ability to repay their loans when due.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would be adversely impacted
In the event that our loan customers do not repay their loans according to their terms, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, including expenses of collecting the loan and managing and liquidating the collateral, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. At December 31, 2016, our allowance for loan losses was $8.1 million, which represented 0.62% of total loans and 246.57% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on internal and external loan reviews, our historical experience and our evaluation of economic conditions, among other factors. In addition, we make various estimates and assumptions about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. We also make judgments concerning our legal positions and the priority of our liens and interests in contested legal or bankruptcy proceedings, and at times, we may lack sufficient information to establish adequate specific reserves for loans involved in such proceedings. We base these estimates, assumptions and judgments on information that we consider reliable, but if an estimate, assumption or judgment that we make ultimately proves to be incorrect, additional provisions to our allowance for loan losses may become necessary. In addition, as an integral part of their supervisory and/or examination process, the OCC periodically reviews the methodology for and the sufficiency of the allowance for loan losses. The OCC has the authority to require us to recognize additions to the allowance based on their inclusion, exclusion or modification of risk factors or differences in judgments of information available to them at the time of their examination.
New or changing tax, accounting, and regulatory rules and interpretations could have a significant impact on our strategic initiatives, results of operations, cash flows, and financial condition
The banking services industry is extensively regulated and the degree of regulation has increased due to the Dodd-Frank Act and regulatory initiatives precipitated by the Dodd-Frank Act and the most recent economic downturn and the disruptions that certain financial markets experienced. We also are directly subject to the requirements of entities that set and interpret the accounting standards such as the Financial Accounting Standards Board, and indirectly subject to the actions and interpretations of the Public Company Accounting Oversight Board, which establishes auditing and related professional practice standards for registered public accounting firms and inspects registered firms to assess their compliance with certain laws, rules, and professional standards in public company audits. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations, control the methods by which financial institutions and their holding companies conduct business, engage in strategic and tax planning and implement strategic initiatives, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time, particularly during periods in which the composition of the U.S. Congress and the leadership of regulatory agencies and public sector boards change due to the outcomes of national elections.
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
Repayment of our commercial and commercial real estate loans typically depends on the cash flows of the borrower. If a borrower's cash flows weaken or become uncertain, the loan may need to be classified, the collateral securing the loan may decline in value and we may need to increase our loan loss reserves or record a charge off
We underwrite our commercial and commercial real estate loans primarily based on the historical and expected cash flows of the borrower. Although we consider collateral in the underwriting process, it is a secondary consideration that generally relates to the risk of loss in the event of a borrower default. We follow the OCC's published guidance for assigning risk-ratings to loans, which emphasizes the strength of the borrower's cash flow. The OCC's loan risk-rating guidance provides that the primary consideration in assigning risk-ratings to commercial and commercial real estate loans is the strength of the primary source of repayment, which is defined as a sustainable source of cash under the borrower's control that is reserved, explicitly or implicitly, to cover the debt obligation. The OCC's loan risk-rating guidance typically does not consider secondary repayment sources until the strength of the primary repayment source weakens, and collateral values typically do not have a significant impact on a loan's risk rating until a loan is classified. Consequently, if a borrower's cash flows weaken or become uncertain, the loan may need to be classified, whether or not the loan is performing or fully secured. In addition, real estate appraisers typically place significant weight on the cash flows generated by income-producing real estate and the reliability of the cash flows in performing valuations. Thus, economic or borrower-specific conditions that cause a decline in a borrower's cash flows could cause our loan classifications to increase and the appraised value of the collateral securing our loans to decline, and require us to increase our loan loss reserves or record charge offs.
Repayment of our lease loans is typically dependent on the cash flows of the lessee, which may be unpredictable, and the collateral securing these loans may fluctuate in value
We lend money to small and mid-sized independent leasing companies to finance the debt portion of leases. A lease loan results when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee. Our lease loans entail many of the same types of risks as our commercial loans. Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, the proceeds from the sale of the leased equipment may not be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2016, our lease loans totaled $352.5 million, or 26.7% of our total loan portfolio.
Our loan portfolio includes loans to healthcare providers, and the repayment of these loans is largely dependent upon the receipt of governmental reimbursements
At December 31, 2016, we had $57.4 million of loans and unused commitments to a variety of healthcare providers, including lines of credit secured by healthcare receivables. The repayment of these lines of credit is largely dependent on the borrower's receipt of payments and reimbursements under Medicaid, Medicare and in some cases private insurance contracts for the services they have provided. The ability of the borrowers to service loans we have made to them may be adversely impacted by the financial health of the state or federal payors, many of which have experienced budgetary stress, to make reimbursements for the services provided. The failure of one or more state or federal payors to make reimbursements owed to the operators of these facilities, or a significant delay in the making of such reimbursements, could adversely affect the ability of the operators of these facilities to repay their obligations to us. In addition, changes to national health care policy involving private health insurance policies may also affect the business prospects and financial condition or operations of commercial loan customers and commercial lessees involved in health care-related businesses.
Any future action by the U.S. Congress lowering the federal corporate income tax rate and/or eliminating the federal corporate alternative minimum tax could result in the need to establish a deferred tax assets valuation allowance and a corresponding charge against earnings
Deferred tax assets are reported as assets on the Company’s balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (NOLs) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements. As of December 31, 2016, the Company’s net deferred tax asset was $22.4 million, which included a federal net operating loss carryforward of $34.2 million that will begin to expire in 2032, a federal tax credit carryforward of $1.3 million that will begin to expire in 2022, a $3.1 million alternative minimum tax credit carryforward that can be carried forward indefinitely, and a $29.7 million federal alternative minimum tax net operating loss carryforward that will begin to expire in 2032. NOL and tax credit carryforwards result in reductions to future tax liabilities.  If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized.  The President of the U.S. and the majority political party in the U.S. Congress have announced plans to lower the federal corporate income tax rate from its current level of 35% and to eliminate the corporate alternative minimum tax.  If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate by a material amount and/or eliminating the corporate alternative minimum tax, certain of the Company’s deferred tax assets would need to be re-measured to evaluate the impact that the lower tax rate and/or the elimination of the corporate alternative minimum tax will have on the currently expected full utilization of the deferred tax assets.  If the lower tax rate and/or the elimination of the corporate alternative minimum tax makes it more likely than not that some portion or all of the deferred tax asset will not be realized, a valuation allowance will need to be recognized and this would result in a corresponding charge against the Company’s earnings.
We are subject to security and operational risks relating to our use of technology and our communications and information systems, including the risk of cyber-attack or cyber-theft
Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, general ledger and virtually all other aspects of our business. We depend on the secure processing, storage and transmission of confidential and other information in our data processing systems, computers, networks and communications systems. Although we take numerous protective measures and otherwise endeavor to protect and maintain the privacy and security of confidential data, these systems may be vulnerable to unauthorized access, computer viruses, other malicious code, cyber-attacks, cyber-theft and other events that could have a security impact. If one or more of such events were to occur, this potentially could jeopardize confidential and other information processed and stored in, and transmitted through, our systems or otherwise cause interruptions or malfunctions in our or our customers' operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully covered by our insurance. Security breaches involving our network or Internet banking systems could expose us to possible liability and deter customers from using our systems. We rely on specific software and hardware systems to provide the security and authentication necessary to protect our network and Internet banking systems from compromises or breaches of our security measures. These precautions may not fully protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Although we perform most data processing functions internally, we outsource certain services to third parties. If our third-party providers encounter operational difficulties or security breaches, it could affect our ability to adequately process and account for customer transactions, which could significantly affect our business operations.
Our operations rely on numerous external vendors
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us.

Our business and operations could be significantly impacted if we or our third-party vendors suffer failure or disruptions of information processing systems, systems failures or security breaches
We have become increasingly dependent on communications, data processing and other information technology systems to manage and conduct our business and support our day-to-day banking, investment, and trust activities, some of which are provided through third-parties. If we or our third-party vendors encounter difficulties or become the subject of a cyber-attack on or other breach of their operational systems, data or infrastructure, or if we have difficulty communicating with any such third- party system, our business and operations could suffer. Any failure or disruption to our systems, or those of a third- party vendor, could impede our transaction processing, service delivery, customer relationship management, data processing, financial reporting or risk management. Although we take ongoing monitoring, detection, and prevention measures and perform penetration testing and periodic risk assessments, our computer systems, software and networks and those of our third- party vendors may be or become vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses, denial of service attacks, malicious social engineering or other malicious code, or cyber-attacks beyond what we can reasonably anticipate and such events could result in material loss. If any of our financial, accounting or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Security breaches in our online banking systems could also have an adverse effect on our reputation and could subject us to possible liability. Additionally, we could suffer disruptions to our systems or damage to our network infrastructure from events that are wholly or partially beyond our control, such as electrical or telecommunications outages, natural disasters, widespread health emergencies or pandemics, or events arising from local or larger scale political events, including terrorist acts. There can be no assurance that our policies, procedures and protective measures designed to prevent or limit the effect of a failure, interruption or security breach, or the policies, procedures and protective measures of our third- party vendors, will be effective. If significant failure, interruption or security breaches do occur in our processing systems or those of our third- party providers, we could suffer damage to our reputation, a loss of customer business, additional regulatory scrutiny, or exposure to civil litigation, additional costs and possible financial liability. In addition, our business is highly dependent on our ability to process, record and monitor, on a continuous basis, a large number of transactions. To do so, we are dependent on our employees and therefore, the potential for operational risk exposure exists throughout our organization, including losses resulting from human error. We could be materially adversely affected if one or more of our employees cause a significant operational breakdown or failure. If we fail to maintain adequate infrastructure, systems, controls and personnel relative to our size and products and services, our ability to effectively operate our business may be impaired and our business could be adversely affected.
We continually encounter technological change, and may have fewer resources than many of our larger competitors to continue to invest in technological improvements
The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We also may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.
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
Our sources of funds are limited because of our holding company structure
The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank provide a significant source of cash for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. Under these statutes and regulations, the Bank is not permitted to pay dividends on its capital stock to the Company, its sole stockholder, if the dividend would reduce the stockholders' equity of the Bank below the amount of the liquidation account established in connection with the mutual-to-stock conversion. National banks may pay dividends without the approval of its primary federal regulator only if they meet applicable regulatory capital requirements before and after the payment of the dividends and total dividends do not exceed net income to date over the calendar year plus its retained net income over the preceding two years. The Company has also reserved $5.0 million of its available cash to maintain its ability to serve as a source of financial strength to the Bank. If in the future, the Company utilizes its available cash for other purposes and the Bank is unable to pay dividends to the Company, the Company may not have sufficient funds to pay dividends.
FDIC deposit insurance costs have increased and may increase further in the future
FDIC insurance rates have increased significantly, and we may pay higher FDIC deposit premiums in the future. The Dodd-Frank Act established 1.35% as the minimum Designated Reserve Ratio (“DRR”) for the deposit insurance fund. The FDIC has determined that the DRR should be 2.0% and has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act also required the FDIC to base deposit insurance premiums on an institution's total assets minus its tangible equity instead of its deposits. The FDIC has adopted final regulations that base assessments on a combination of financial ratios and regulatory ratings. The FDIC also revised the assessment schedule and established adjustments that increase assessments so that the range of assessments is now 1.5 basis points to 30 basis points of total assets less tangible equity. If there are any changes in the Bank’s financial ratios and regulatory ratings that require adjustments that increase its assessment, or, if circumstances require the FDIC to impose additional special assessments or further increase its quarterly assessment rates, our results of operations could be adversely impacted.
We have become subject to more stringent capital requirements, which could adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares
In July 2013, the federal banking agencies approved a new rule that substantially amends the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.
The final rule includes new minimum risk-based capital and leverage ratios, which became effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank exercised this one-time opt-out option. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The phase in of the new capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
We have analyzed the effects of these new capital requirements, and as of December 31, 2016, we believe that the Bank and the Company met all of these new requirements, including the full 2.5% capital conservation buffer.
The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, the Bank’s ability to pay dividends are limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. See “Supervision and Regulation-Federal Banking Regulation-Capital Requirements.”
The residential loans in our loan portfolio are sensitive to regional and local economic conditions
We originate fixed and adjustable rate loans secured by one-to-four family residential real estate, primarily in the Chicago market.  Our general practice is to sell a majority of our newly originated fixed-rate residential real estate loans and to hold in portfolio a limited number of adjustable-rate residential real estate loans. Our portfolio also includes home equity lines of credit and fixed-rate second mortgage loans. Residential real estate lending is sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Residential loans with high combined loan-to-value ratios generally are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which could in turn adversely affect our financial condition and results of operations.
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
Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments
In addition, the Dodd-Frank Act requires the Consumer Finance Protection Bureau to adopt rules and publish forms that combine certain disclosures that consumers receive in connection with applying for and closing on certain mortgage loans under the Truth in Lending Act and the Real Estate Settlement Procedures Act.  The Consumer Financial Protection Bureau has implemented a final rule to implement this requirement, and the final rule was effective in October 2015.
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
Non-Compliance with USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions
Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the U.S. Government has previously imposed laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations, but these policies may not be effective to provide such compliance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We conduct our business at 19 banking offices located in the Chicago metropolitan area, and from a corporate office.  We own our corporate office and banking offices other than our Chicago-Lincoln Park and Northbrook offices, which are leased. We also operate three satellite loan and lease production offices, all of which are leased. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.
We believe our facilities in the aggregate are suitable and adequate to operate our banking and related business. Additional information with respect to premises and equipment is presented in Note 6 of "Notes to Consolidated Financial Statements" in Item 8 of this Annual Report on Form 10-K.

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
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of January 31, 2017 was 1,305. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The following table presents quarterly market information provided by the NASDAQ Stock Market for the Company’s common stock and information concerning the cash dividends paid for the years ended December 31, 2016 and 2015.

2015 and 2016 Quarterly Periods	High	Low	Close	Cash Dividends Paid
Quarter ended December 31, 2016	$15.12	$12.15	$14.82	$0.06
Quarter ended September 30, 2016	12.80	11.75	12.70	0.05
Quarter ended June 30, 2016	12.89	11.38	11.99	0.05
Quarter ended March 31, 2016	13.29	11.42	11.82	0.05
Quarter ended December 31, 2015	$13.22	$12.10	$12.63	$0.04
Quarter ended September 30, 2015	12.48	11.57	12.43	0.08
Quarter ended June 30, 2015	13.62	11.47	11.78	0.04
Quarter ended March 31, 2015	13.16	11.07	13.14	0.04
The Company is subject to federal regulatory limitations on the payment of dividends. Federal Reserve Board Supervisory Letter SR 09-4 provides that a bank holding company should, among other things, notify and make a submission to its local Federal Reserve Bank prior to declaring a dividend if its net income for the current quarter is not sufficient to fully fund the dividend, and consider eliminating, deferring or significantly reducing its dividends if its net income for the current quarter is not sufficient to fully fund the dividends, or if its net income for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends.
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
Recent Sales of Unregistered Securities
The Company had no sales of unregistered stock during the year ended December 31, 2016.

Repurchases of Equity Securities
On March 30, 2015, the Company announced that its Board had authorized the repurchase of up to 1,055,098 shares of the Company’s common stock, which represents approximately 5% of the Company’s issued and outstanding shares of common stock. On December 28, 2015, the Board extended this repurchase authorization from December 31, 2015 to December 31, 2016, and increased the number of shares that can be repurchased in accordance with the authorization by an additional 1,046,868 shares. On October 27, 2016, the Board extended the expiration date of the repurchase authorization from December 31, 2016 to June 30, 2017, and increased the total number of shares authorized for repurchase by an additional 478,789 shares. As of December 31, 2016, the Company had repurchased 1,868,206 shares of its common stock out of the 2,580,755 shares of common stock authorized under this repurchase authorization. Since its inception, the Company has repurchased 6,107,340 shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
October 1, 2016 through October 31, 2016	—	$—	—	750,000
November 1, 2016 through November 30, 2016	19,663	13.13	19,663	730,337
December 1, 2016 through December 31, 2016	17,788	14.60	17,788	712,549
	37,451		37,451

Stock Performance Graph
The following line graph shows a comparison of the cumulative returns for the Company, the Russell 2000 Index, the NASDAQ Bank Index, the ABA Community Bank NASDAQ Index and the KBW Regional Banking Index for the period beginning December 31, 2011 and ending December 31, 2016. The information assumes that $100 was invested at the closing price on December 31, 2011 in the Common Stock and each index, and that all dividends were reinvested.

	December 31,
	2011	2012	2013	2014	2015	2016
BankFinancial Corporation	100.00	134.91	167.23	217.94	235.41	280.25
Russell 2000 Index	100.00	116.35	161.52	169.42	161.95	196.45
NASDAQ Bank Index	100.00	115.79	160.83	165.40	176.36	238.13
ABA Community Bank NASDAQ Index	100.00	115.34	160.59	165.10	177.40	241.24
KBW Bank Index	100.00	110.46	158.68	159.00	146.66	184.21

ITEM 6.	SELECTED FINANCIAL DATA
The following information is derived from the audited consolidated financial statements of the Company. For additional information, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of the Company and related notes included elsewhere in this Annual Report.

	At and For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$1,620,037	$1,512,443	$1,465,410	$1,453,594	$1,481,192
Loans, net	1,312,952	1,232,257	1,172,356	1,098,077	1,030,465
Loans held-for-sale	—	—	—	—	2,166
Securities, at fair value	107,212	114,753	121,174	110,907	77,832
Core deposit intangible	782	1,305	1,855	2,433	3,038
Deposits	1,339,390	1,212,919	1,211,713	1,252,708	1,282,351
Borrowings	51,069	64,318	12,921	3,055	5,567
Equity	204,780	212,364	216,121	175,627	172,890

Selected Operating Data:
Interest and dividend income	$50,928	$48,962	$49,349	$49,392	$60,727
Interest expense	3,970	2,814	3,046	3,653	4,447
Net interest income	46,958	46,148	46,303	45,739	56,280
Provision for (recovery of) loan losses	(239)	(3,206)	(736)	(687)	31,522
Net interest income after provision for (recovery of) loan losses	47,197	49,354	47,039	46,426	24,758
Noninterest income	6,545	6,691	6,709	8,134	7,723
Noninterest expense	41,542	41,945	44,451	51,262	59,590
Income (loss) before income taxes	12,200	14,100	9,297	3,298	(27,109)
Income tax expense (benefit) (1)	4,698	5,425	(31,317)	—	—
Net income (loss)	$7,502	$8,675	$40,614	$3,298	$(27,109)
Basic earnings (loss) per common share	$0.40	$0.44	$2.01	$0.16	$(1.36)
Diluted earnings (loss) per common share	$0.39	$0.44	$2.01	$0.16	$(1.36)
(footnotes on following page)

	At and For the Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	0.49%	0.60%	2.83%	0.23%	(1.78)%
Return on equity (ratio of net income (loss) to average equity)	3.60	4.03	22.58	1.89	(13.36)
Net interest rate spread (2)	3.19	3.36	3.35	3.28	3.86
Net interest margin (3)	3.28	3.43	3.40	3.33	3.93
Efficiency ratio (4)	77.64	79.38	83.85	95.15	93.11
Noninterest expense to average total assets	2.72	2.90	3.10	3.53	3.92
Average interest-earning assets to average interest-bearing liabilities	135.09	132.32	123.09	121.50	123.17
Dividends declared per share	$0.21	$0.20	$0.08	$0.04	$0.03
Dividend payout ratio	55.1%	47.8%	4.2%	25.6%	N.M.
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.44%	0.70%	1.27%	1.70%	2.61%
Nonperforming loans to total loans	0.25	0.29	1.03	1.66	2.70
Allowance for loan losses to nonperforming loans	246.57	271.30	98.17	76.89	63.64
Allowance for loan losses to total loans	0.62	0.78	1.01	1.27	1.72
Net recoveries (charge-offs) to average loans outstanding	(0.11)	0.08	(0.13)	(0.31)	(3.91)
Capital Ratios:
Equity to total assets at end of period	12.64%	14.04%	14.75%	12.08%	11.67%
Average equity to average assets	13.62	14.88	12.54	12.05	13.36
Tier 1 leverage ratio (Bank only)	10.27	11.33	11.45	10.16	9.60
Other Data:
Number of full-service offices (6)	19	19	19	20	20
Employees (full-time equivalents)	246	251	269	301	352

(1)	Income tax expense (benefit) for the year ended December 31, 2014 includes a full recovery of the deferred tax asset valuation allowance of $35.1 million.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.

(6)	The Bank's Hyde Park East branch was closed on January 2, 2014.

N.M. Not Meaningful

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis that follows focuses on certain factors affecting our consolidated financial condition at December 31, 2016 and 2015, and our consolidated results of operations for the three years ended December 31, 2016. Our consolidated financial statements, the related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.
Overview
The Company completed its evolution to a commercial banking organization through the conversion of its subsidiary, BankFinancial NA, to a national bank charter on November 30, 2016.  For 2016, total commercial-related loan balances grew by 9.6% to a new record level of $1.2 billion, and now comprise 89.6% of total loans.  For the past five years, total commercial-related loan growth averaged 12.2% per year.  The Company achieved its goal of maintaining exceptional asset quality in 2016 reflecting the relative strength of the Company’s loan originations over the past five years.
The core deposit portfolio remained stable during 2016 as we managed our deposit portfolio to retain and increase higher value core deposit relationships and maintain the lowest practicable cost of funds.
The Company’s net interest income and deposit account income increased modestly, while residential mortgage banking/servicing and wealth management/insurance income declined during 2016.  Non-interest expense declined during 2016 despite higher expenses for equity-based compensation.  Based on its increased earnings capacity, the Company increased its dividends paid to common shareholders in the first and fourth quarters of 2016.
The Company maintained strong capital levels in 2016.  The Company’s capital strength enabled the Company to repurchase 1,063,557 shares (5.2%) for $13.2 million during 2016 as an additional component of returning value to shareholders.
The actions and results in 2016 position the Company well for 2017.  The additional capacity provided by the national banking charter permits more extensive growth in commercial loans and commercial leases in the current market environment, and the Company’s continuing improvements to operating efficiency during 2017 can be expected to produce noteworthy improvements to net income for 2017 compared to 2016.
Results of Operation
Net Income
Comparison of Year 2016 to 2015. We recorded net income of $7.5 million for the year ended December 31, 2016, compared to net income of $8.7 million for 2015. The decrease in net income was primarily due to the fact that we had net charge-offs of $1.3 million for the year ended December 31, 2016 and there were $907,000 of recoveries for the year ended December 31, 2015. The net charge-offs for 2016 included a $1.6 million charge-off resulting from the sale of three performing loans to a single borrower with a carrying value of $16.2 million. Our basic earnings per share of common stock was $0.40 for the year ended December 31, 2016, compared to $0.44 per share of common stock for the year ended December 31, 2015.
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
The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K.

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

	Years Ended December 31,
	2016			2015			2014
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,231,948	$49,025	3.98%	$1,163,658	$47,488	4.08%	$1,126,511	$47,802	4.24%
Securities	108,467	1,228	1.13	109,834	1,141	1.04	114,708	1,154	1.01
Stock in FHLBC and FRB	6,730	89	1.32	6,257	31	0.50	6,202	28	0.45
Other	83,901	586	0.70	64,434	302	0.47	113,535	365	0.32
Total interest-earning assets	1,431,046	50,928	3.56	1,344,183	48,962	3.64	1,360,956	49,349	3.63
Noninterest-earning assets	96,973			101,217			73,126
Total assets	$1,528,019			$1,445,400			$1,434,082
Interest-bearing Liabilities:
Savings deposits	$158,312	171	0.11	$155,686	164	0.11	$153,671	158	0.10
Money market accounts	318,248	989	0.31	336,179	1,054	0.31	347,367	1,116	0.32
NOW accounts	253,810	376	0.15	289,357	360	0.12	349,021	357	0.10
Certificates of deposit	304,194	2,329	0.77	225,990	1,216	0.54	252,629	1,407	0.56
Total deposits	1,034,564	3,865	0.37	1,007,212	2,794	0.28	1,102,688	3,038	0.28
Borrowings	24,764	105	0.42	8,674	20	0.23	2,980	8	0.27
Total interest-bearing liabilities	1,059,328	3,970	0.37	1,015,886	2,814	0.28	1,105,668	3,046	0.28
Noninterest-bearing deposits	239,361			192,528			129,282
Noninterest-bearing liabilities	21,142			21,882			19,285
Total liabilities	1,319,831			1,230,296			1,254,235
Equity	208,188			215,104			179,847
Total liabilities and equity	$1,528,019			$1,445,400			$1,434,082
Net interest income		$46,958			$46,148			$46,303
Net interest rate spread (1)			3.19%			3.36%			3.35%
Net interest-earning assets (2)	$371,718			$328,297			$255,288
Net interest margin (3)			3.28%			3.43%			3.40%
Ratio of interest-earning assets to interest-bearing liabilities	135.09%			132.32%			123.09%
_________________

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Year 2016 to 2015. Net interest income increased by $810,000, or 1.8%, to $47.0 million for the year ended December 31, 2016, from $46.1 million for the year ended December 31, 2015. Our net interest rate spread decreased 17 basis points to 3.19% for the year ended December 31, 2016, from 3.36% for 2015. Our net interest margin decreased by 15 basis points to 3.28% for the year ended December 31, 2016, from 3.43% for 2015. The decreases in the net interest rate spread and net interest margin resulted from increased interest-earning asset average balances at lower average yields and increased interest-bearing liabilities average balances at higher costs. Our average interest-earning assets increased $86.9 million to $1.431 billion for the year ended December 31, 2016, from $1.344 billion for the year ended 2015. Our average interest-bearing liabilities increased $43.4 million to $1.059 billion for the year ended December 31, 2016, from $1.016 billion for 2015.
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

	Years Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,726	$(1,189)	$1,537	$1,535	$(1,849)	$(314)
Securities	(14)	101	87	(48)	35	(13)
Stock in FHLBC and FRB	3	55	58	—	3	3
Other	108	176	284	(194)	131	(63)
Total interest-earning assets	2,823	(857)	1,966	1,293	(1,680)	(387)
Interest-bearing liabilities:
Savings deposits	7	—	7	1	5	6
Money market accounts	(65)	—	(65)	(31)	(31)	(62)
NOW accounts	(52)	68	16	(63)	66	3
Certificates of deposit	499	614	1,113	(143)	(48)	(191)
Borrowings	59	26	85	13	(1)	12
Total interest-bearing liabilities	448	708	1,156	(223)	(9)	(232)
Change in net interest income	$2,375	$(1,565)	$810	$1,516	$(1,671)	$(155)

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
We recorded net recoveries of loan losses of $239,000, $3.2 million and $736,000, respectively, for the years ended December 31, 2016, 2015 and 2014. The provision for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $1.5 million, or 16.0%, to $8.1 million at December 31, 2016, from $9.6 million at December 31, 2015. This decrease occurred primarily because the growth in our loan portfolio focused on loan types with lower loss ratios based on our historical loss experience, and improvements in the historical loan loss factors that occurred as the losses incurred in earlier periods aged and thus were either eliminated from the calculation or assigned a lower weight. Net charge-offs were $1.3 million and $1.4 million for the years ended December 31, 2016 and December 31, 2014, respectively, and there were $907,000 of recoveries for the year ended December 31, 2015. Charge-off activity for the year ended December 31, 2016 included a $1.6 million charge-off resulting from the sale of three performing loans to a single borrower with a carrying value of $16.2 million. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies,” “Risk Classification of Loans” and “Allowance for Loan Losses.”
Noninterest Income

	Years Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(Dollars in thousands)
Deposit service charges and fees	$2,254	$2,248	$1,977	$6	$271
Other fee income	2,052	2,143	2,238	(91)	(95)
Insurance commissions and annuities income	302	386	431	(84)	(45)
Gain on sale of loans, net	75	102	158	(27)	(56)
Gain (loss) on sale of securities	46	—	(7)	46	7
Gain (loss) on sale of other assets	38	(1)	5	39	(6)
Loan servicing fees	276	354	418	(78)	(64)
Amortization of servicing assets	(128)	(137)	(135)	9	(2)
Recovery (impairment) of servicing assets	16	(3)	(8)	19	5
Earnings on bank owned life insurance	207	194	235	13	(41)
Trust income	674	712	683	(38)	29
Other	733	693	714	40	(21)
Total noninterest income	$6,545	$6,691	$6,709	$(146)	$(18)
Comparison of Year 2016 to 2015. Our noninterest income decreased by $146,000, or 2.2%, to $6.5 million for the years ended December 31, 2016, from $6.7 million in 2015. Deposit service charges and fees increased $6,000, or 0.3%, to $2.3 million for the year ended December 31, 2016, from $2.2 million for the year ended December 31, 2015, primarily due to increased fees from deposit accounts. Other fee income decreased $91,000, or 4.2%, to $2.1 million for the year ended December 31, 2016, from $2.1 million for the year ended December 31, 2015. The decrease in other fee income reflects decreased ATM and visa debit card charges and other loan fees in 2016 compared to 2015. Bank-owned life insurance produced earnings of $207,000 for 2016, an increase of $13,000, or 6.7%, compared to $194,000 for 2015.
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
Noninterest Expense

	Years Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(Dollars in thousands)
Compensation and benefits	$22,755	$22,222	$22,874	$533	$(652)
Office occupancy and equipment	6,380	6,522	6,878	(142)	(356)
Advertising and public relations	870	991	1,107	(121)	(116)
Information technology	2,892	2,669	2,676	223	(7)
Supplies, telephone and postage	1,364	1,586	1,579	(222)	7
Amortization of intangibles	523	550	578	(27)	(28)
Nonperforming asset management	399	681	838	(282)	(157)
Loss (gain) on sale other real estate owned	(128)	(58)	35	(70)	(93)
Valuation adjustments of other real estate owned	314	548	438	(234)	110
Operations of other real estate owned	660	573	935	87	(362)
FDIC insurance premiums	755	904	1,416	(149)	(512)
Other	4,758	4,757	5,097	1	(340)
Total noninterest expense	$41,542	$41,945	$44,451	$(403)	$(2,506)
Comparison of Year 2016 to 2015. For the year ended December 31, 2016, noninterest expense decreased by $403,000, or 1.0%, to $41.5 million, from $41.9 million for the year ended December 31, 2015. Compensation and benefits expense increased $533,000, or 2.4%, to $22.8 million for the year ended December 31, 2016, from $22.2 million in 2015. The increase was due in substantial part to stock-based compensation expense of $982,000 for the year ended December 31, 2016, compared to $638,000 in 2015. The stock-based compensation was partially offset by a decrease in compensation costs due in part to the reduction in full time equivalent employees to 246 at December 31, 2016, from 251 at December 31, 2015. Noninterest expense for 2016 included $1.2 million of nonperforming asset management and OREO expenses, compared to $1.7 million for 2015. Nonperforming asset management expenses decreased $282,000, or 41.4%, to $399,000 for the year ended December 31, 2016, compared to $681,000 in 2015. The decrease was primarily due to a decline in nonperforming assets and a corresponding decline in expenses relating to resolutions and accelerated dispositions of nonperforming assets. The most significant decrease in nonperforming asset management expense related to real estate taxes, which totaled $198,000 for the year ended December 31, 2016, compared to $247,000 for 2015. OREO expenses for the year ended December 31, 2016 totaled $846,000, and included a $314,000 valuation adjustment to OREO properties, compared to a $548,000 valuation adjustment in 2015. Noninterest expense for the for the year ended December 31, 2016 included a provision of $174,000 for mortgage representation and warranty reserve for mortgage loans sold, compared to a $80,000 provision for 2015.
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

Income Taxes
Comparison of Year 2016 to 2015. For the year ended December 31, 2016 we recorded income tax expense of $4.7 million, compared to $5.4 million recorded in 2015. The effective tax rate for the year ended December 31, 2016 was 38.51%.
Comparison of Year 2015 to 2014. For the year ended December 31, 2015 we recorded income tax expense of $5.4 million, compared to an income tax benefit of $31.3 million recorded in 2014, which included the full recovery of the valuation allowance of $35.1 million we established for deferred tax assets in 2011. The effective tax rate for the year ended December 31, 2015 was 38.48%.
Comparison of Financial Condition at December 31, 2016 and December 31, 2015
Total assets increased $107.6 million, or 7.1%, to $1.620 billion at December 31, 2016, from $1.512 billion at December 31, 2015. The increase in total assets was primarily due to increases in cash and cash equivalents and loans receivable, which were partially offset by a decrease in securities. Net loans increased $80.7 million, or 6.5%, to $1.313 billion at December 31, 2016, from $1.232 billion at December 31, 2015. Net securities decreased by $7.5 million, or 6.6%, to $107.2 million at December 31, 2016, from $114.8 million at December 31, 2015.
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together totaled 89.6% of gross loans at December 31, 2016. Net loans receivable increased $80.7 million, or 6.5%, to $1.313 billion at December 31, 2016. Commercial leases increased $87.1 million, or 32.8%, due in part to the Company's acquisition of a portfolio of investment-grade commercial leases from a competitor exiting the sector. The Company closed $55 million of the portfolio acquisition late in the fourth quarter of 2016, consisting of leases having an average rate of 2.31% and an average duration of approximately 26 months. Multi-family mortgage loans increased by $36.9 million, or 7.3%; commercial loans increased by $23.5 million, or 29.6%; nonresidential real estate loans decreased $44.6 million, or 19.7%; construction and land loans decreased by $11,000, or 0.8%; and one-to-four family residential mortgage loans decreased by $24.3 million, or 15.2%.
Our allowance for loan losses decreased by $1.6 million, or 16.1%, to $8.1 million at December 31, 2016, from $9.7 million at December 31, 2015. The decrease reflected the combined impact of a $239,000 recovery of provision for loan losses and $1.3 million of net charge-offs.
Securities decreased $7.5 million, or 6.6%, to $107.2 million at December 31, 2016, from $114.8 million at December 31, 2015, due primarily to proceeds from maturities of $67.7 million and repayments of $5.1 million on residential mortgage-backed securities and collateralized mortgage obligations. These repayments were partially offset by securities purchases of $65.6 million. During 2016 and 2015, we also invested in FDIC insured certificates of deposit issued by other insured depository institutions.
Total liabilities increased $115.2 million, or 8.9%, to $1.415 billion at December 31, 2016, from $1.300 billion at December 31, 2015, primarily due to increases in interest-bearing NOW accounts and certificates of deposits. The increases were partially offset by decreases in borrowings, non-interest demand accounts and money market accounts. Total deposits increased $126.5 million, or 10.4%, to $1.339 billion at December 31, 2016, from 1.213 billion at December 31, 2015. Certificates of deposit increased $128.9 million, or 57.9%, to $351.6 million at December 31, 2016, from $222.7 million at December 31, 2015. This increase included a $119.3 million increase in brokered certificates of deposit. Interest-bearing NOW accounts increased $18.1 million, or 7.3%, to $267.1 million at December 31, 2016, from $249.0 million at December 31, 2015. Savings accounts increased $3.3 million, or 2.1%, to $160.0 million at December 31, 2016, from $156.8 million at December 31, 2015. Noninterest-bearing demand deposits decreased $5.3 million, or 2.1%, to $249.5 million at December 31, 2016, from $254.8 million at December 31, 2015. Money market accounts decreased $18.5 million, or 5.6% to $311.2 million at December 31, 2016, from $329.7 million at December 31, 2015. Core deposits (which consist of savings, money market, noninterest-bearing demand and NOW accounts) were 73.7% and 81.6% of total deposits at December 31, 2016 and December 31, 2015, respectively.
Total stockholders’ equity was $204.8 million at December 31, 2016, compared to $212.4 million at December 31, 2015. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 1,063,557 shares of our common stock at a total cost of $13.2 million, and our declaration and payment of cash dividends totaling $4.1 million, during the year ended December 31, 2016. These items were partially offset by net income of $7.5 million that we recorded for the year ended December 31, 2016. The unallocated shares of common stock that our ESOP owns were reflected as an $8.3 million reduction to stockholders’ equity at December 31, 2016, compared to a $9.3 million reduction to stockholders’ equity at December 31, 2015.

Securities
Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.
At December 31, 2016, our mortgage-backed securities and collateralized mortgage obligations (“CMOs”) reflected in the following table were issued by U.S. government-sponsored enterprises and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the federal government has affirmed its commitment to support. All securities reflected in the table were classified as available-for-sale at December 31, 2016, 2015 and 2014.
The Bank is a member of the Federal Reserve System as a result of its conversion to a national bank charter on November 30, 2016. The Bank was required to purchase stock in the FRB-C in 2016 in connection with the charter conversion. The aggregate cost of our FRB common stock as of December 31, 2016 was $5.4 million based on its par value. The Bank is also a member of the FHLB System. Members of the FHLB System are required to hold a certain amount of common stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost of our FHLBC common stock as of December 31, 2016 was $6.3 million based on its par value. There is no market for FHLBC and FRB common stock. We purchased no FHLBC stock during 2016 and 2015. At December 31, 2016 we owned 35,138 shares of FHLBC common stock in excess of the number of shares we were required to own to maintain our membership in the FHLB System and to be eligible to obtain advances.
The following table sets forth the composition, amortized cost and fair value of our securities.

	At December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities:
Certificates of deposits	$85,938	$85,938	$87,901	$87,901	$86,049	$86,049
Equity mutual funds	500	499	500	507	500	509
SBA - guaranteed loan participation certificates	17	17	23	23	29	29
Total	86,455	86,454	88,424	88,431	86,578	86,587
Mortgage-backed Securities:
Mortgage-backed securities - residential	14,561	15,184	18,330	19,180	23,433	24,611
CMOs and REMICs - residential	5,587	5,574	7,111	7,142	9,936	9,976
Total mortgage-backed securities	20,148	20,758	25,441	26,322	33,369	34,587
	$106,603	$107,212	$113,865	$114,753	$119,947	$121,174
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

Portfolio Maturities and Yields
The composition and maturities of the securities portfolio and the mortgage-backed securities portfolio at December 31, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis, as the amount is immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities:
Certificates of deposit	$85,938	1.04%	$—	—%	$—	—%	$—	—%
SBA guaranteed loan participation certificates	—	—	17	2.00	—	—	—	—
	85,938	1.04	17	2.00	—	—	—	—
Mortgage-backed Securities:
Pass-through securities:
Fannie Mae	—	—	—	—	2	2.73	7,162	3.27
Freddie Mac	—	—	32	2.10	—	—	1,159	3.56
Ginnie Mae	—	—	—	—	55	2.39	6,151	2.03
CMOs and REMICs	—	—	—	—	476	1.00	5,111	1.31
	—	—	32	2.10	533	1.15	19,583	2.38
Total securities	$85,938	1.04%	$49	2.06%	$533	1.15%	$19,583	2.38%

Loan Portfolio
We originate multi-family mortgage loans, nonresidential real estate loans, commercial loans, commercial leases and construction and land loans. In addition, we originate one-to-four family residential mortgage loans and consumer loans, and purchase and sell loan participations from time-to-time. Our principal loan products are discussed in Note 4 of the "Notes to Consolidated Financial Statements" in Item 8 of this Annual Report on Form 10-K.
The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale, by type of loan.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential	$135,218	10.25%	$159,501	12.86%	$180,337	15.24%	$201,382	18.12%	$218,596	20.86%
Multi-family mortgage	542,887	41.15	506,026	40.80	480,349	40.60	396,058	35.64	352,019	33.60
Nonresidential real estate	182,152	13.81	226,735	18.28	234,500	19.82	263,567	23.72	264,672	25.26
Construction and land	1,302	0.09	1,313	0.10	1,885	0.16	6,570	0.59	8,552	0.82
Commercial loans	103,063	7.81	79,516	6.41	66,882	5.65	54,255	4.88	61,388	5.86
Commercial leases	352,539	26.72	265,405	21.40	217,143	18.36	187,112	16.84	139,783	13.34
Consumer	2,255	0.17	1,831	0.15	2,051	0.17	2,317	0.21	2,745	0.26
	1,319,416	100.00%	1,240,327	100.00%	1,183,147	100.00%	1,111,261	100.00%	1,047,755	100.00%
Net deferred loan origination costs	1,663		1,621		1,199		970		745
Allowance for loan losses	(8,127)		(9,691)		(11,990)		(14,154)		(18,035)
Total loans, net	$1,312,952		$1,232,257		$1,172,356		$1,098,077		$1,030,465
We engage in multi-family lending activities in the Chicago Metropolitan Statistical Areas and in other carefully selected Metropolitan Statistical Areas outside of our primary lending area and engage in healthcare lending and commercial leasing activities on a nationwide basis. At December 31, 2016, $290.5 million, or 53.5%, or our multi-family loans were in the Metropolitan Statistical Area for Chicago, Illinois, while $58.4 million, or 10.8%, were in the Metropolitan Statistical Area for Dallas, Texas, $53.8 million, or 9.9%, were in the Metropolitan Statistical Area for Denver, Colorado, $20.6 million, or 3.8%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota, and $27.7 million, or 5.1%, were in the Metropolitan Statistical Area for Tampa, Florida.

Loan Portfolio Maturities
The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Within One Year	One Year Through Five Years	Beyond Five Years	Total
	(Dollars in thousands)
Scheduled Repayments of Loans:
One-to-four family residential	$18,154	$33,560	$83,504	$135,218
Multi-family mortgage	30,683	89,928	422,276	542,887
Nonresidential real estate	37,820	127,445	16,887	182,152
Construction and land	90	266	946	1,302
Commercial loans and leases	226,369	223,559	5,674	455,602
Consumer	1,088	856	311	2,255
	$314,204	$475,614	$529,598	$1,319,416

				Total
Loans Maturing After One Year:
Predetermined (fixed) interest rates				$442,239
Adjustable interest rates				562,973
				$1,005,212

Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At December 31, 2016, we had no loans in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as-is,” “as-stabilized” or “as-improved” basis is most likely to produce the highest net realizable value. If we determine that the “as-stabilized” or “as-improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of December 31, 2016, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans
One-to-four family residential	$2,851	$2,455	$4,408	$4,741	$7,299
Multi-family mortgage	185	821	4,481	7,098	3,517
Nonresidential real estate	260	296	3,245	5,847	8,985
Construction and land	—	—	—	382	2,210
Commercial	—	—	76	100	256
Consumer	—	—	3	12	—
	3,296	3,572	12,213	18,180	22,267
Loans Past Due Over 90 Days, still accruing	—	—	—	228	329
Loans held-for-sale	—	—	—	—	1,752
Other real estate owned
One-to-four family residential	1,565	2,621	1,263	1,077	1,760
Multi-family mortgage	370	951	2,307	1,921	720
Nonresidential real estate	1,066	1,747	885	1,181	3,504
Land	894	1,692	1,903	2,127	1,323
	3,895	7,011	6,358	6,306	7,307
Nonperforming assets (excluding purchased impaired loans and purchased other real estate owned)	7,191	10,583	18,571	24,714	31,655
Purchased impaired loans (1), (2)
One-to-four family residential					380
Nonresidential real estate					2,568
Construction and land					1,021
Commercial					20
					3,989
Purchased other real estate owned (1), (2)
One-to-four family residential					320
Nonresidential real estate					462
Land					2,269
					3,051
Purchased impaired loans and other real estate owned					7,040
Total nonperforming assets	$7,191	$10,583	$18,571	$24,714	$38,695

Ratios
Nonperforming loans to total loans	0.25%	0.29%	1.03%	1.66%	2.70%
Nonperforming assets to total assets	0.44%	0.70%	1.27%	1.70%	2.61%

(1)	Purchased impaired loans and purchased other real estate owned are no longer segregated after 2012.

(2)	Purchased impaired loans and purchased other real estate owned resulted from the Downers Grove National Bank acquisition.

Nonperforming Assets
Nonperforming assets decreased by $3.4 million in 2016, due in substantial part to the execution of the Company's plan to materially reduce nonperforming asset expenses and return to the Company's historical asset quality levels. Nonperforming assets totaled $7.2 million at December 31, 2016, and $10.6 million at December 31, 2015. The decrease in nonperforming assets for the year ended December 31, 2016 reflected the disposition of $4.1 million of OREO, and other nonperforming asset resolutions.
Approximately $1.3 million nonaccrual loans were transferred to OREO during the year ended December 31, 2016. These were primarily residential, multi-family and nonresidential loans, comprising the majority of the decrease in nonaccrual loans for the period. We continue to experience modest quantities of defaults on residential loans principally due either to the borrower’s personal financial condition or death, and/or deteriorated collateral value.
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
In accordance with the FFIEC workout guidance, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a nonperforming note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year of the restructuring that the historical payment performance has been established.
Troubled Debt Restructurings
The Company had $341,000 of TDRs at December 31, 2016, compared to $2.7 million at December 31, 2015, with no specific valuation allowances allocated to those loans at December 31, 2016 and 2015. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs. During the first quarter of 2016, six loans totaling $1.5 million were declassified as TDRs as they successfully met the regulatory criteria for removal from TDR status.
The following table presents the Company's TDRs by class.

	At December 31,
	2016	2015
	(Dollars in thousands)
One-to-four family residential real estate	$205	$1,385
Multi-family mortgage	—	1,119
Accrual troubled debt restructured loans	205	2,504
One-to-four family residential real estate	136	174
Nonaccrual troubled debt restructured loans	136	174
Total troubled debt restructured loans	$341	$2,678

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
Based on a review of our assets at December 31, 2016, classified loans consisted of $3.6 million performing substandard loans and $3.3 million of nonperforming loans. As of December 31, 2016, we had $1.1 million of loans designated as special mention.
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
Our calculation of the general component of the allowance for loan losses includes the FASB disclosure requirement that each loan portfolio category must be segmented into specific loan classes (FASB Standards Update 2010-20 (ASU 210-20), “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”). Loan class segmentation tables are presented in Note 4 of the "Notes to Consolidated Financial Statements" in Item 8 of this Annual Report on Form 10-K. To maintain consistency, the loan class segmentation was also applied within the 12-quarter loss history that we use to calculate the general component of the allowance for loan losses, inherent risk factor weightings were adjusted based on our evaluation of their relevance to the new loan classes, and duplicative historical loss factors were eliminated from the loan class segmentation.
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

Net Charge-offs and Recoveries
The following table sets forth activity in our allowance for loan losses.

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$9,691	$11,990	$14,154	$18,035	$31,726
Charge-offs
One-to-four family residential	(539)	(386)	(873)	(1,505)	(12,366)
Multi-family mortgage	(79)	(198)	(1,230)	(1,832)	(7,203)
Nonresidential real estate	(1,718)	(391)	(1,727)	(577)	(18,167)
Construction and land	—	—	(1)	(943)	(4,311)
Commercial loans	—	(152)	(123)	(425)	(4,960)
Commercial leases	—	—	(8)	—	(121)
Consumer	(25)	(16)	(12)	(55)	(103)
	(2,361)	(1,143)	(3,974)	(5,337)	(47,231)
Recoveries
One-to-four family residential	321	702	418	447	233
Multi-family mortgage	162	182	100	236	539
Nonresidential real estate	200	509	423	519	328
Construction and land	35	44	377	463	250
Commercial loans	309	611	1,225	470	626
Commercial leases	7	1	—	—	—
Consumer	2	1	3	8	42
	1,036	2,050	2,546	2,143	2,018
Net recoveries (charge-offs)	(1,325)	907	(1,428)	(3,194)	(45,213)
Provision for (recovery of) loan losses	(239)	(3,206)	(736)	(687)	31,522
Balance at end of year	$8,127	$9,691	$11,990	$14,154	$18,035

Ratios
Net recoveries (charge-offs) to average loans outstanding	(0.11)%	0.08%	(0.13)%	(0.31)%	(3.91)%
Allowance for loan losses to nonperforming loans	246.57	271.30	98.17	76.89	63.64
Allowance for loan losses to total loans	0.62	0.78	1.01	1.27	1.72
We had a recovery of loan losses of $239,000 in 2016, compared to a recovery of $3.2 million in 2015. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $1.5 million, or 16.0%, to $8.1 million at December 31, 2016, from $9.6 million at December 31, 2015. The reserve established for loans individually evaluated for impairment decreased $18,000, or 40.9%, to $26,000 at December 31, 2016, from $44,000 at December 31, 2015. Net charge-offs were $1.3 million and $1.4 million for the years ended December 31, 2016 and December 31, 2014, respectively, and we had $907,000 of recoveries for the year ended December 31, 2015. Although our loan portfolio increased by $79.1 million for the year ended December 31, 2016, the combined impact of these factors and a five basis point reduction in our weighted average historical loss rates was sufficient to fully fund the allowance to reflect the growth in our loan portfolio.
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

	At December 31,
	2016			2015			2014
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$1,168	$135,218	10.25%	$1,704	$159,501	12.86%	$2,148	$180,337	15.24%
Multi-family mortgage	3,647	542,887	41.15	3,610	506,026	40.80	5,205	480,349	40.60
Nonresidential real estate	1,794	182,152	13.81	2,582	226,735	18.28	2,940	234,500	19.82
Construction and land	32	1,302	0.09	43	1,313	0.10	80	1,885	0.16
Commercial loans	733	103,063	7.81	654	79,516	6.41	554	66,882	5.65
Commercial leases	714	352,539	26.72	1,073	265,405	21.40	1,009	217,143	18.36
Consumer	39	2,255	0.17	25	1,831	0.15	54	2,051	0.17
	$8,127	$1,319,416	100.00%	$9,691	$1,240,327	100.00%	$11,990	$1,183,147	100.00%

	At December 31,
	2013			2012
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$3,848	$201,382	18.12%	$4,726	$218,596	20.86%
Multi-family mortgage	4,444	396,058	35.64	4,580	352,019	33.60
Nonresidential real estate	3,735	263,567	23.72	5,545	264,672	25.26
Construction and land	393	6,570	0.59	1,031	8,552	0.82
Commercial loans	731	54,255	4.88	1,324	61,388	5.86
Commercial leases	946	187,112	16.84	666	139,783	13.34
Consumer	57	2,317	0.21	163	2,745	0.26
	$14,154	$1,111,261	100.00%	$18,035	$1,047,755	100.00%

Sources of Funds
Deposits. At December 31, 2016, our deposits totaled $1.339 billion. Interest-bearing deposits totaled $1.090 billion and noninterest-bearing demand deposits totaled $249.5 million. NOW, savings and money market accounts totaled $738.2 million. Noninterest-bearing demand deposits at December 31, 2016 included $50,000 in internal checking accounts. At December 31, 2016, we had $351.6 million of certificates of deposit outstanding, of which $236.9 million had maturities of one year or less and $73.6 million were brokered deposits. Although a significant portion of our certificates of deposit are shorter-term certificates of deposit, we believe, based on historical experience and our current pricing strategy, that we will retain a significant portion of the non-brokered accounts upon maturity.
The following table sets forth the distribution of total deposit accounts, by account type.

	Years Ended December 31,
	2016			2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand:
Retail	$139,974	10.99%	—%	$99,839	8.32%	—%	$37,932	3.08%	—%
Commercial	99,387	7.80	—	92,689	7.73	—	91,350	7.41	—
Total noninterest-bearing demand	239,361	18.79	—	192,528	16.05	—	129,282	10.49	—
Savings deposits	158,312	12.43	0.11	155,686	12.97	0.11	153,671	12.47	0.10
Money market accounts	318,248	24.98	0.31	336,179	28.02	0.31	347,367	28.20	0.32
Interest-bearing NOW accounts	253,810	19.92	0.15	289,357	24.12	0.12	349,021	28.33	0.10
Certificates of deposit	304,194	23.88	0.77	225,990	18.84	0.54	252,629	20.51	0.56
	$1,273,925	100.00%		$1,199,740	100.00%		$1,231,970	100.00%
The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2016:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$38,246	$45,719	$89,569	$72,292	$245,826
Certificates of deposit of $100,000 or more	17,847	10,388	35,090	42,461	105,786
Total certificates of deposit	$56,093	$56,107	$124,659	$114,753	$351,612
Borrowings. Our borrowings consist primarily of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings.

	At or For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at end of year	$51,069	$64,318	$12,921
Average balance during year	24,764	8,674	2,980
Maximum outstanding at any month end	86,878	64,318	12,921
Weighted average interest rate at end of year	0.66%	0.28%	0.16%
Average interest rate during year	0.42%	0.23%	0.27%

At December 31, 2016, we had the capacity to borrow an additional $357.4 million under our credit facilities with the FHLBC. Furthermore, we had unpledged securities that could be used to support in excess of $16.6 million of additional FHLBC borrowings.
At December 31, 2016, we had a line of credit with the FRB-C. At December 31, 2016, there were no outstanding federal funds borrowings and there was no outstanding balance on the line of credit.
Impact of Inflation and Changing Prices
The Company’s consolidated financial statements and the related notes have been prepared in conformity with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation, if any, is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.
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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. In an effort to better manage interest-rate risk, we have de-emphasized the origination of residential mortgage loans, and have increased our emphasis on the origination of nonresidential real estate loans, multi-family mortgage loans, commercial loans and commercial leases. In addition, depending on market interest rates and our capital and liquidity position, we generally sell all or a portion of our longer-term, fixed-rate residential loans, usually on a servicing-retained basis. Further, we primarily invest in shorter-duration securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Finally, we have classified our entire investment portfolio as available-for-sale so as to provide flexibility in liquidity management.
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
Quantitative Analysis. The following table sets forth, as of December 31, 2016, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(17,045)	(6.97)%	$594	1.23%
+300	(13,828)	(5.66)	524	1.09
+200	(12,564)	(5.14)	487	1.01
+100	(4,681)	(1.92)	285	0.59
0	—	—	—	—
-25	420	0.17	(303)	(0.63)
The table set forth above indicates that at December 31, 2016, in the event of an immediate 25 basis point decrease in interest rates, the Bank would be expected to experience a 0.17% increase in NPV and a $303,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 5.14% decrease in NPV and a $487,000 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. The scheduled amortizations of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment of one-to-four family residential mortgage loans, multi-family mortgage loans, nonresidential real estate loans, commercial leases, construction and land loans, and commercial loans and the purchase of investment securities and mortgage-

backed securities. During the years ended December 31, 2016, 2015 and 2014, our loans originated or purchased for investment totaled $598.7 million $509.0 million, and $513.4 million, respectively. Purchases of securities totaled $65.6 million, $60.7 million and $73.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. These activities were funded primarily by principal repayments on loans and securities, and the sale of loans and securities.
During the years ended December 31, 2016, 2015 and 2014, principal repayments on loans totaled $495.4 million, $441.8 million, and $432.6 million, respectively. During the years ended December 31, 2016, 2015 and 2014, principal repayments on securities totaled $5.1 million, $7.0 million, and $7.2 million, respectively. During the years ended December 31, 2016, 2015 and 2014, proceeds from maturities and sales of securities totaled $67.8 million, $59.8 million, and $55.8 million, respectively. During the years ended December 31, 2016, 2015 and 2014, the proceeds from the sale of loans held-for-sale totaled $2.4 million, $3.9 million and $5.5 million, respectively.
Loan origination commitments totaled $91.2 million at December 31, 2016, and consisted of $71.0 million of fixed-rate loans and $20.2 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers totaled $125.3 million and $1.3 million, respectively, at December 31, 2016. At December 31, 2016, there were no commitments to sell mortgages.
Deposit flows are generally affected by the level of market interest rates, the interest rates and other terms and conditions on deposit products offered by our banking competitors, and other factors. We had net deposit increases of $126.5 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively, compared to a net deposit decrease of $41.0 million for the year ended December 31, 2014. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2016 totaled $236.9 million. Based upon prior experience and our current pricing strategy, we believe that we will retain a significant portion of these deposits upon their maturities.
We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and may utilize additional sources of funds through FHLBC advances, of which $50.0 million were outstanding at December 31, 2016. At December 31, 2016 we had the ability to borrow an additional $357.4 million under our credit facilities with the FHLBC. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $16.6 million. Finally, at December 31, 2016, we had a line of credit available with the Federal Reserve Bank of Chicago. At December 31, 2016, there was no outstanding balance on this credit line.
Liquidity Management - Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $14.5 million of cash and cash equivalents, repayment from the Bank on the ESOP loan and any cash dividends it may receive from the Bank.
During 2016, we paid $13.2 million to repurchase shares of our common stock and paid $4.1 million in cash dividends to stockholders, using the dividends received from the Bank.
As of December 31, 2016, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of December 31, 2016, we had no other material commitments for capital expenditures.
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
The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Adequately capitalized institutions require regulatory approval to accept brokered deposits. If undercapitalized, a financial institution’s capital distributions, asset growth and expansion are limited, and for the submission of a capital restoration is required.
The Company and the Bank have each adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5%. The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose.
At December 31, 2016, actual and required capital ratios were:

	Consolidated Actual Ratio	BankFinancial NA Actual Ratio	Required for Capital Adequacy Purposes	To be Well-Capitalized under Prompt Corrective Action Provisions
Total capital (to risk-weighted assets)	16.96%	14.72%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	16.25	14.01	6.00	8.00
Common Tier 1 (CET1)	16.25	14.01	4.50	6.50
Tier 1 (core) capital (to adjusted total assets)	11.92	10.27	4.00	5.00
As of December 31, 2016 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
Capital Management - Company. Total stockholders’ equity was $204.8 million at December 31, 2016, compared to $212.4 million at December 31, 2015. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 1,063,557 shares of our common stock at a total cost of $13.2 million, and our declaration and payment of cash dividends totaling $4.1 million, during the year ended December 31, 2016. These items were partially offset by net income of $7.5 million that we recorded for the year ended December 31, 2016. The unallocated shares of common stock that our ESOP owns were reflected as an $8.3 million reduction to stockholders’ equity at December 31, 2016, compared to a $9.3 million reduction to stockholders’ equity at December 31, 2015.
Cash Dividends. Our Board of Directors declared four quarterly cash dividends totaling $4.1 million during 2016, consisting of three cash dividends of $0.05 per share for the first three quarters of 2016 and one cash dividend of $0.06 per share for the fourth quarter of 2016.
Stock Repurchase Program. On March 30, 2015, the Company announced that our Board of Directors had authorized the repurchase of up to 1,055,098 shares of the Company’s common stock, which represented approximately 5% of the Company’s issued and outstanding shares of common stock. On December 28, 2015, the Board extended this repurchase authorization from December 31, 2015 to December 31, 2016, and increased the number of shares that can be repurchased in accordance with the authorization by an additional 1,046,868 shares. On October 27, 2016, the Board extended the expiration date of the repurchase authorization from December 31, 2016 to June 30, 2017, and increased the total number of shares authorized for repurchase by an additional 478,789 shares. As of December 31, 2016, the Company had repurchased 1,868,206 shares of its common stock out of the 2,580,755 shares of common stock authorized under this repurchase authorization. Since its inception, the Company has repurchased 6,107,340 shares of its common stock.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans that we make. Although we consider commitments to extend credit in determining our allowance for loan losses, at December 31, 2016, we had made no provision for losses on commitments to extend credit, and had no specific or general allowance for losses on such commitments, as we have had no historical loss experience with commitments to extend credit and we believed that no probable and reasonably estimable losses were inherent in our portfolio as a result of our commitments to extend credit. For additional information, see Note 15 of the "Notes to Consolidated Financial Statements" in Item 8 of this Annual Report on Form 10-K.
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2016. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
Contractual Obligations
Certificates of deposit	$236,859	$98,674	$16,079	$—	$351,612
Borrowings	50,000	—	—	—	50,000
Standby letters of credit	1,295	10	—	—	1,305
Operating leases	469	950	923	4,243	6,585
Total	$288,623	$99,634	$17,002	$4,243	$409,502
Commitments to extend credit	$216,504	$—	$—	$—	$216,504
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
Income Taxes.  We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation.  We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Under GAAP, a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is dependent upon judgments made following management’s evaluation of all available positive and negative evidence, including prior pre-tax losses and the events or conditions that caused them, forecasts of future taxable income, and current and future economic and business conditions.  The Company reversed its deferred tax asset (“DTA”) valuation allowance as of December 31, 2014 due to management’s determination that it was more likely than not that the Company’s DTA would be realized. The determination resulted from management’s consideration of all available negative and positive evidence.
Although we determined a valuation allowance was not required for any deferred tax assets at December 31, 2016 and 2015, there is no guarantee that a valuation allowance will not be required in the future.
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2016, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this assessment, management concludes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited the accompanying consolidated statements of financial condition of BankFinancial Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankFinancial Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Crowe Horwath LLP
Oak Brook, Illinois
February 8, 2017

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Cash and due from other financial institutions	$13,053	$13,192
Interest-bearing deposits in other financial institutions	83,631	46,185
Cash and cash equivalents	96,684	59,377
Securities, at fair value	107,212	114,753
Loans receivable, net of allowance for loan losses: December 31, 2016, $8,127 and December 31, 2015, $9,691	1,312,952	1,232,257
Other real estate owned, net	3,895	7,011
Stock in Federal Home Loan Bank and Federal Reserve Bank, at cost	11,650	6,257
Premises and equipment, net	31,413	32,726
Accrued interest receivable	4,381	4,226
Core deposit intangible	782	1,305
Bank owned life insurance	22,594	22,387
Deferred taxes	22,411	26,695
Other assets	6,063	5,449
Total assets	$1,620,037	$1,512,443

Liabilities
Deposits
Noninterest-bearing	$249,539	$254,830
Interest-bearing	1,089,851	958,089
Total deposits	1,339,390	1,212,919
Borrowings	51,069	64,318
Advance payments by borrowers for taxes and insurance	11,041	11,528
Accrued interest payable and other liabilities	13,757	11,314
Total liabilities	1,415,257	1,300,079
Commitments and contingent liabilities
Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 19,233,760 shares issued at December 31, 2016 and 20,297,317 shares issued at December 31, 2015	192	203
Additional paid-in capital	173,047	184,797
Retained earnings	39,483	36,114
Unearned Employee Stock Ownership Plan shares	(8,318)	(9,297)
Accumulated other comprehensive income	376	547
Total stockholders’ equity	204,780	212,364
Total liabilities and stockholders’ equity	$1,620,037	$1,512,443

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the years ended December 31,
	2016	2015	2014
Interest and dividend income
Loans, including fees	$49,025	$47,488	$47,802
Securities	1,228	1,141	1,154
Other	675	333	393
Total interest income	50,928	48,962	49,349
Interest expense
Deposits	3,865	2,794	3,038
Borrowings	105	20	8
Total interest expense	3,970	2,814	3,046
Net interest income	46,958	46,148	46,303
Recovery of loan losses	(239)	(3,206)	(736)
Net interest income after provision for (recovery of) loan losses	47,197	49,354	47,039
Noninterest income
Deposit service charges and fees	2,254	2,248	1,977
Other fee income	2,052	2,143	2,238
Insurance commissions and annuities income	302	386	431
Gain on sale of loans, net	75	102	158
Gain (loss) on sale of securities (includes $46 and $(7) accumulated other comprehensive income reclassifications for unrealized net gains (losses) on available for sale securities for the years ended December 31, 2016 and December 31, 2014, respectively)	46	—	(7)
Loan servicing fees	276	354	418
Amortization and impairment of servicing assets	(112)	(140)	(143)
Earnings on bank owned life insurance	207	194	235
Trust	674	712	683
Other	771	692	719
Total noninterest income	6,545	6,691	6,709
Noninterest expense
Compensation and benefits	22,755	22,222	22,874
Office occupancy and equipment	6,380	6,522	6,878
Advertising and public relations	870	991	1,107
Information technology	2,892	2,669	2,676
Supplies, telephone, and postage	1,364	1,586	1,579
Amortization of intangibles	523	550	578
Nonperforming asset management	399	681	838
Operations of other real estate owned	846	1,063	1,408
FDIC insurance premiums	755	904	1,416
Other	4,758	4,757	5,097
Total noninterest expense	41,542	41,945	44,451
Income before income taxes	12,200	14,100	9,297
Income tax expense (benefit)	4,698	5,425	(31,317)
Net income	$7,502	$8,675	$40,614
Basic earnings per common share	$0.40	$0.44	$2.01
Diluted earnings per common share	$0.39	$0.44	$2.01
Weighted average common shares outstanding	18,987,951	19,918,003	20,177,271
Diluted weighted average common shares outstanding	19,047,139	19,921,519	20,186,376

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the years ended December 31,
	2016	2015	2014
Net income	$7,502	$8,675	$40,614
Unrealized holding gain (loss) on securities arising during the period	(233)	(339)	118
Tax effect	90	129	213
Net of tax	(143)	(210)	331
Reclassification adjustment for (gain) loss included in net income	(46)	—	7
Tax effect, included in income tax expense	18	—	—
Reclassification adjustment for (gain) loss included in net income, net of tax	(28)	—	7
Other comprehensive income (loss)	(171)	(210)	338
Comprehensive income	$7,331	$8,465	$40,952

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except shares and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2014	$211	$193,594	$(7,342)	$(11,255)	$419	$175,627
Net income	—	—	40,614	—	—	40,614
Other comprehensive income, net of tax effect	—	—	—	—	338	338
Nonvested stock awards-stock-based compensation expense	—	70	—	—	—	70
Cash dividends declared on common stock ($0.08 per share)	—	—	(1,688)	—	—	(1,688)
ESOP shares earned	—	181	—	979	—	1,160
Balance at December 31, 2014	211	193,845	31,584	(10,276)	757	216,121
Net income	—	—	8,675	—	—	8,675
Other comprehensive loss, net of tax effect	—	—	—	—	(210)	(210)
Repurchase and retirement of common stock (804,649 shares)	(8)	(9,962)	—	—	—	(9,970)
Nonvested stock awards-stock-based compensation expense	—	657	—	—	—	657
Cash dividends declared on common stock ($0.20 per share)	—	—	(4,145)	—	—	(4,145)
ESOP shares earned	—	257	—	979	—	1,236
Balance at December 31, 2015	203	184,797	36,114	(9,297)	547	212,364
Net income	—	—	7,502	—	—	7,502
Other comprehensive loss, net of tax effect	—	—	—	—	(171)	(171)
Repurchase and retirement of common stock (1,063,557 shares)	(11)	(13,204)	—	—	—	(13,215)
Nonvested stock awards-stock-based compensation expense	—	982	—	—	—	982
Cash dividends declared on common stock ($0.21 per share)	—	—	(4,133)	—	—	(4,133)
ESOP shares earned	—	472	—	979	—	1,451
Balance at December 31, 2016	$192	$173,047	$39,483	$(8,318)	$376	$204,780

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$7,502	$8,675	$40,614
Adjustments to reconcile to net income to net cash from operating activities
Recovery of loan losses	(239)	(3,206)	(736)
ESOP shares earned	1,451	1,236	1,160
Stock–based compensation expense	982	657	70
Depreciation and amortization	3,777	3,682	3,811
Amortization and accretion on securities and loans	(280)	(312)	(438)
Amortization of core deposit and other intangible assets	523	550	578
Amortization and impairment of servicing assets	112	140	143
Net change in net deferred loan origination costs	(42)	(422)	(229)
Net (gain) loss on sale of other real estate owned	(128)	(59)	35
Net gain on sale of loans	(75)	(102)	(158)
Net (gain) loss on sale of securities	(46)	—	7
Net (gain) loss on disposition of premises and equipment	(38)	1	(5)
Loans originated for sale	(2,310)	(3,838)	(5,323)
Proceeds from sale of loans	2,385	3,940	5,481
Other real estate owned valuation adjustments	314	548	438
Net change in:
Deferred income tax	4,390	5,079	(31,643)
Accrued interest receivable	(155)	(300)	7
Earnings on bank owned life insurance	(207)	(194)	(235)
Other assets	(1,418)	659	2,874
Accrued interest payable and other liabilities	2,443	(1,852)	1,394
Net cash from operating activities	18,941	14,882	17,845
Cash flows from investing activities
Securities
Proceeds from maturities	67,734	59,804	52,103
Proceeds from principal repayments	5,102	6,984	7,179
Proceeds from sales of securities	46	—	3,663
Purchases of securities	(65,617)	(60,744)	(73,142)
Loans receivable
Loan participations sold	6,195	3,350	—
Principal payments on loans receivable	495,391	441,820	432,571
Purchases of loans	(54,970)	—	—
Originated for investment	(543,740)	(509,018)	(513,384)
Proceeds from sale of loans	14,746	—	—
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(5,393)	—	(189)
Proceeds from sale of other real estate owned	4,181	4,733	4,914
Purchase of premises and equipment, net	(696)	(542)	(1,176)
Net cash used in investing activities	(77,021)	(53,613)	(87,461)

(Continued)

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2016	2015	2014
Cash flows from financing activities
Net change in deposits	$126,471	$1,206	$(40,995)
Net change in borrowings	(13,249)	51,397	9,866
Net change in advance payments by borrowers for taxes and insurance	(487)	39	1,057
Repurchase and retirement of common stock	(13,215)	(9,970)	—
Cash dividends paid on common stock	(4,133)	(4,145)	(1,688)
Net cash from (used in) financing activities	95,387	38,527	(31,760)
Net change in cash and cash equivalents	37,307	(204)	(101,376)
Beginning cash and cash equivalents	59,377	59,581	160,957
Ending cash and cash equivalents	$96,684	$59,377	$59,581

Supplemental disclosures of cash flow information:
Interest paid	$3,907	$2,844	$3,070
Income taxes paid	289	363	114
Income taxes refunded	9	7	—
Loans transferred to other real estate owned	1,251	5,875	5,449

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), is the owner of all of the issued and outstanding capital stock of BankFinancial, N.A. (the “Bank”). On November 30, 2016, the Federal Reserve Board approved the Company's previously filed application to register as a Bank Holding Company.  Following the receipt of the Federal Reserve Board's approval, the Company's wholly-owned subsidiary, BankFinancial F.S.B. met all existing conditions required for approval of the Bank's application to convert from a federal savings bank to a national bank.   On November 30, 2016, the Office of the Comptroller of the Currency authorized the Bank to begin operations as a national bank.  Accordingly, effective at 11:59 PM on November 30, 2016, BankFinancial Corporation is a registered Bank Holding Company and its wholly-owned bank subsidiary is operating as BankFinancial, National Association.
Principles of Consolidation: The consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”) and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated.
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
Federal Home Loan Bank (“FHLB”) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB of Chicago (“FHLBC”) stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Federal Reserve Bank (“FRB”) Stock: The Bank is a member of its regional Federal Reserve Bank. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
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
Impaired Loans: Impaired loans consist of nonaccrual loans and troubled debt restructurings (“TDRs”). A loan is considered impaired when, based on current information and events, management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan's observable fair value, the fair value of the underlying collateral less selling costs if the loan is collateral-dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate. If the measurement of the impaired loan is less than the recorded investment in the loan, the bank's allowance for the impaired collateral dependent loan under ASC 310-10-35 is based on fair value (less costs to sell), but the charge-off (the confirmed “loss”) is based on the appraised value. The remaining recorded investment in the loan after the charge-off will have a loan loss allowance for the amount by which the estimated fair value of the collateral (less costs to sell) is less than its appraised value.
Impaired loans with specific reserves are reviewed quarterly for any changes that would affect the specific reserve. Any impaired loan for which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination has been made.
At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than a year old, a new appraisal is obtained on the underlying collateral. Appraisals are updated with a new independent appraisal at least annually and are formally reviewed by our internal appraisal department upon receipt of a new appraisal. All impaired loans and their related reserves are reviewed and updated each quarter. With an immaterial number of exceptions, all appraisals and internal reviews are current under this methodology at December 31, 2016.
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
Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a nonperforming note until the borrower has displayed a historical payment performance

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year of the restructuring that the historical payment performance has been established.
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
The loss ratio used in computing the required general loan loss reserve allowance for a given class of loan consists of (i) the actual loss ratio (measured on a weighted, rolling twelve-quarter basis), (ii) the change in credit quality within the specific loan class during the period, (iii) the actual inherent risk factor assigned to the specific loan class and (iv) the actual concentration of risk factor assigned to the specific loan class (collectively, the “Specific Loan Class Risk Factors”). The Specific Loan Class Risk Factors are weighted equally in the calculation. In addition, two additional quantitative factors, the National Economic risk factor and the Local Economic risk factor, are also components of the computation but are given different weightings in their computation due to their relative applicability to the specific loan class in the context of the effect of national and local economic conditions on their risk profile and performance.
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
First mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $106.4 million and $125.1 million at December 31, 2016 and 2015, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing activities were $2.7 million and $3.4 million at at December 31, 2016 and 2015, respectively. Capitalized mortgage servicing rights are included in the other assets in the accompanying consolidated statement of financial condition. Servicing rights were $612,000 and $724,000 at December 31, 2016 and December 31, 2015, respectively, with no valuation allowance at December 31, 2016 and a $16,000 valuation allowance at December 31, 2015.
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
This analysis is updated quarterly and adjusted as necessary. At December 31, 2016, the Company had a net deferred tax asset of $22.4 million.
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
Earnings per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is net income divided by the weighted average number of common shares outstanding during the period plus the dilutive effect of restricted stock shares and the additional potential shares issuable under stock options.
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements as of December 31, 2016.
Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank that is required to meet regulatory reserve and clearing requirements.
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
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities, net of tax, which are also recognized as separate components of stockholders’ equity.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update to become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements. Our preliminary finding is that the new pronouncement will not have a significant impact on the consolidated financial statements as the majority of our business transactions will not be subject to this pronouncement.
On January 5, 2016, the FASB issued an update (ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities). The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for non-public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is to be required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements. Our preliminary finding is that the new pronouncement will not have a significant impact on our Statement of Operations. The pronouncement will require some revision to our disclosures within the consolidated financial statements and we are currently evaluating the impact.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements. Our preliminary finding is that the new pronouncement will not have a significant impact on our consolidated financial statements as the projected minimum lease payments under existing leases subject to the new pronouncement are less than one percent of our current total assets.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements. Our preliminary finding is that the new pronouncement will reduce the effective tax rate reported as existing vested stock options

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

are exercised. The amount of the impact on the effective tax rate will be determined by the number of stock options exercised and the stock price of the Company when the stock options are exercised.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements. Our initial review indicates that we have maintained sufficient historical loan data to support the requirements of this pronouncement. We are currently evaluating various loss methodologies to determine their correlation to our various loan categories historical performance.
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

	For the years ended December 31,
	2016	2015	2014
Net income available to common stockholders	$7,502	$8,675	$40,614
Average common shares outstanding	19,673,416	20,708,775	21,101,966
Less:
Unearned ESOP shares	(682,362)	(780,227)	(905,235)
Unvested restricted stock shares	(3,103)	(10,545)	(19,460)
Weighted average common shares outstanding	18,987,951	19,918,003	20,177,271
Add - Net effect of dilutive stock options and unvested restricted stock	59,188	3,516	9,105
Weighted average dilutive common shares outstanding	19,047,139	19,921,519	20,186,376
Basic earnings per common share	$0.40	$0.44	$2.01
Diluted earnings per common share	$0.39	$0.44	$2.01
Number of antidilutive stock options excluded from the diluted earnings per share calculation	536,459	536,459	—
Weighted average exercise price of anti-dilutive option shares	$12.99	$12.99	$—

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Certificates of deposit	$85,938	$—	$—	$85,938
Equity mutual fund	500	—	(1)	499
Mortgage-backed securities - residential	14,561	644	(21)	15,184
Collateralized mortgage obligations - residential	5,587	15	(28)	5,574
SBA-guaranteed loan participation certificates	17	—	—	17
	$106,603	$659	$(50)	$107,212
December 31, 2015
Certificates of deposit	$87,901	$—	$—	$87,901
Equity mutual fund	500	7	—	507
Mortgage-backed securities - residential	18,330	880	(30)	19,180
Collateralized mortgage obligations - residential	7,111	41	(10)	7,142
SBA-guaranteed loan participation certificates	23	—	—	23
	$113,865	$928	$(40)	$114,753
Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at December 31, 2016 and 2015.
The amortized cost and fair values of securities at December 31, 2016 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016
	Amortized Cost	Fair Value
Due in one year or less	$85,938	$85,938
Mortgage-backed securities - residential	14,561	15,184
Collateralized mortgage obligations - residential	5,587	5,574
SBA-guaranteed loan participation certificates	17	17
	$106,103	$106,713
Investment securities available for sale with carrying amounts of $4.7 million and $6.0 million at December 31, 2016 and 2015, respectively, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES (continued)

Sales of securities were as follows:

	For the years ended December 31,
	2016	2015	2014
Proceeds	$46	$—	$3,663
Gross gains	46	—	—
Gross losses	—	—	7
Securities with unrealized losses at December 31, 2016 and 2015 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2016
Equity mutual fund	$499	$(1)	$—	$—	$499	$(1)
Mortgage-backed securities - residential	1,187	(21)	—	—	1,187	(21)
Collateralized mortgage obligations - residential	3,691	(18)	1,028	(10)	4,719	(28)
	$5,377	$(40)	$1,028	$(10)	$6,405	$(50)

December 31, 2015
Mortgage-backed securities - residential	$—	$—	$1,724	$(30)	$1,724	$(30)
Collateralized mortgage obligations - residential	—	—	1,299	(10)	1,299	(10)
	$—	$—	$3,023	$(40)	$3,023	$(40)
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
An equity mutual fund and certain residential mortgage-backed securities and collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at December 31, 2016, but the unrealized loss was not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell the securities before their anticipated recovery occurs.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE

Loans receivable are as follows:

	December 31,
	2016	2015
One-to-four family residential real estate	$135,218	$159,501
Multi-family mortgage	542,887	506,026
Nonresidential real estate	182,152	226,735
Construction and land	1,302	1,313
Commercial loans	103,063	79,516
Commercial leases	352,539	265,405
Consumer	2,255	1,831
	1,319,416	1,240,327
Net deferred loan origination costs	1,663	1,621
Allowance for loan losses	(8,127)	(9,691)
Loans, net	$1,312,952	$1,232,257
Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company reviews and approves these policies and procedures on a periodic basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans via trend and risk rating migration. The Company requires title insurance insuring the priority of our lien on real estate collateral, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying real property.
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
Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. In general, loan amounts range between $250,000 and $5.0 million. Approximately 46.5% of the collateral is located outside of our primary market area; however, we do not have a concentration in any single market outside of our primary market area. In underwriting multi-family mortgage loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), the age and condition of the collateral, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar properties and, proximity to diverse employment opportunities. Multi-family mortgage loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. Personal guarantees are usually obtained on multi-family mortgage loans if the borrower/property owner is a legal entity.
Loans secured by multi-family mortgages generally involve a greater degree of credit risk than one-to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced below acceptable thresholds, the borrower’s ability to repay the loan may be impaired.

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
In the underwriting of nonresidential real estate loans, the Company generally lends up to 80% of the property’s appraised value. Decisions to lend are based on the economic viability of the property as the primary source of repayment and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually pursued and obtained from nonresidential real estate borrowers.
Nonresidential real estate loans generally carry higher interest rates and have shorter terms than one-to four-family residential mortgage loans. Nonresidential real estate loans, however, entail significant additional credit risks compared to one-to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.
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
The Company’s commercial leases are secured primarily by technology equipment, medical equipment, material handling equipment and other capital equipment. Lessees tend to be publicly-traded companies with investment-grade rated debt or companies that have not issued public debt and therefore do not have a public debt rating. The Company requires that a minimum of 50% of our commercial lessees have an investment-grade public debt rating by Moody’s or Standard & Poors, or the equivalent. Commercial leases to these entities have a maximum maturity of seven years and a maximum outstanding credit exposure of $15.0 million to any single entity. If the lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other customer. Typically, commercial leases to these lessees have a maximum maturity of five years and a maximum outstanding credit exposure of $5.0 million to any single entity. In addition, the Company will originate commercial leases to lessees with below investment-grade public debt ratings and have a maximum outstanding credit exposure of $10.0 million to any single entity. Lease loans are almost always fully amortizing, with fixed interest rates.
Although the Company does not actively originate construction and land loans presently, construction and land loans generally consist of land acquisition loans to help finance the purchase of land intended for further development, including single-family

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

homes, multi-family housing and commercial income property, development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. These builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder, often in conjunction with development loans. Construction and land loans typically involve a higher degree of credit risk than financing on improved, owner-occupied real estate. The risk of loss on construction and land loans is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction or development; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. In the event that the Company were to make any new construction and development loans, it would seek to minimize these risks by maintaining consistent lending policies and underwriting standards. However, if the estimate of value proves to be inaccurate, the cost of completion is greater than expected, the length of time to complete and/or sell or lease the collateral property is greater than anticipated, or if there is a downturn in the local economy or real estate market, the property could have a value upon completion that is insufficient to assure full repayment of the loan. This could have a material adverse effect on the quality of the construction and land loan portfolio, and could result in significant losses or delinquencies if that portfolio were ever to increase in size.
The Company offers conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $2.5 million. The Company currently offers fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly payments, and adjustable-rate conventional mortgage loans with initial terms of between one and five years that amortize up to 30 years. One-to four-family residential mortgage loans are generally underwritten according to Fannie Mae guidelines, and loans that conform to such guidelines are referred to as “conforming loans.” The Company generally originates both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which is currently $424,100 for single-family homes. Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%.
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
The ability of the Company’s borrowers to repay their loans, and the value of the collateral securing such loans, could be adversely impacted by economic weakness in its local markets as a result of unemployment, declining real estate values, or increased residential and office vacancies. This not only could result in the Company experiencing charge-offs and/or nonperforming assets, but also could necessitate an increase in the provision for loan losses. These events, if they were to recur, would have an adverse impact on the Company’s results of operations and its capital.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2016
One-to-four family residential real estate	$—	$1,168	$1,168	$4,962	$130,256	$135,218
Multi-family mortgage	—	3,647	3,647	787	542,100	542,887
Nonresidential real estate	26	1,768	1,794	260	181,892	182,152
Construction and land	—	32	32	—	1,302	1,302
Commercial loans	—	733	733	—	103,063	103,063
Commercial leases	—	714	714	—	352,539	352,539
Consumer	—	39	39	—	2,255	2,255
	$26	$8,101	$8,127	$6,009	$1,313,407	1,319,416
Net deferred loan origination costs						1,663
Allowance for loan losses						(8,127)
Loans, net						$1,312,952

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2015
One-to-four family residential real estate	$—	$1,704	$1,704	$2,672	$156,829	$159,501
Multi-family mortgage	41	3,569	3,610	2,879	503,147	506,026
Nonresidential real estate	3	2,579	2,582	2,099	224,636	226,735
Construction and land	—	43	43	—	1,313	1,313
Commercial loans	—	654	654	—	79,516	79,516
Commercial leases	—	1,073	1,073	—	265,405	265,405
Consumer	—	25	25	—	1,831	1,831
	$44	$9,647	$9,691	$7,650	$1,232,677	1,240,327
Net deferred loan origination costs						1,621
Allowance for loan losses						(9,691)
Loans, net						$1,232,257

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses is as follows:

	For the years ended December 31,
	2016	2015	2014
Beginning balance	$9,691	$11,990	$14,154
Loans charged off:
One-to-four family residential real estate	(539)	(386)	(873)
Multi-family mortgage	(79)	(198)	(1,230)
Nonresidential real estate	(1,718)	(391)	(1,727)
Construction and land	—	—	(1)
Commercial loans	—	(152)	(123)
Commercial leases	—	—	(8)
Consumer	(25)	(16)	(12)
	(2,361)	(1,143)	(3,974)
Recoveries:
One-to-four family residential real estate	321	702	418
Multi-family mortgage	162	182	100
Nonresidential real estate	200	509	423
Construction and land	35	44	377
Commercial loans	309	611	1,225
Commercial leases	7	1	—
Consumer	2	1	3
	1,036	2,050	2,546
Net recoveries (charge-off)	(1,325)	907	(1,428)
Recovery of loan losses	(239)	(3,206)	(736)
Ending balance	$8,127	$9,691	$11,990
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present loans individually evaluated for impairment by class of loans:

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2016
With no related allowance recorded
One-to-four family residential real estate	$5,379	$4,548	$886	$—	$2,947	$70
One-to-four family residential real estate - non-owner occupied	503	386	119	—	251	9
Multi-family mortgage	787	787	—	—	980	41
	6,669	5,721	1,005	—	4,178	120
With an allowance recorded
Nonresidential real estate	262	260	21	26	164	—
	262	260	21	26	164	—
	$6,931	$5,981	$1,026	$26	$4,342	$120

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2015
With no related allowance recorded
One-to-four family residential real estate	$3,203	$2,637	$637	$—	$2,708	$24
One-to-four family residential real estate - non-owner occupied	23	21	2	—	859	—
Multi-family mortgage	1,863	1,837	—	—	1,962	78
Wholesale commercial lending	511	507	—	—	514	34
Nonresidential real estate	2,066	2,049	—	—	1,877	102
	7,666	7,051	639	—	7,920	238
With an allowance recorded
Multi-family mortgage	518	518	—	41	1,181	—
Nonresidential real estate	62	39	27	3	1,439	—
	580	557	27	44	2,620	—
	$8,246	$7,608	$666	$44	$10,540	$238

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Nonaccrual loans
The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, still accruing
December 31, 2016
One-to-four family residential real estate	$2,861	$2,483	$—
One-to-four family residential real estate – non owner occupied	428	368	—
Multi-family mortgage	187	185	—
Nonresidential real estate	262	260	—
	$3,738	$3,296	$—
December 31, 2015
One-to-four family residential real estate	$2,704	$2,263	$—
One-to-four family residential real estate – non owner occupied	92	192	—
Multi-family mortgage	829	821	—
Nonresidential real estate	324	296	—
	$3,949	$3,572	$—
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $199,000 and $181,000 at December 31, 2016 and 2015, respectively. When a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment in past due loans at December 31, 2016 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$984	$335	$2,235	$3,554	$92,665	$96,219
One-to-four family residential real estate - non-owner occupied	664	114	368	1,146	37,179	38,325
Multi-family mortgage - Illinois	605	439	184	1,228	294,223	295,451
Multi-family mortgage - Other	—	—	—	—	243,944	243,944
Nonresidential real estate	—	—	260	260	178,644	178,904
Construction	—	—	—	—	950	950
Land	—	—	—	—	349	349
Commercial loans:
Regional Commercial Banking	—	—	—	—	36,086	36,086
Health Care	—	—	—	—	35,455	35,455
Direct Commercial Lessor	—	—	—	—	31,847	31,847
Commercial leases:			—
Investment-grade	51	—	—	51	269,430	269,481
Other	—	—	—	—	84,988	84,988
Consumer	—	—	—	—	2,263	2,263
Total	$2,304	$888	$3,047	$6,239	$1,308,023	$1,314,262

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the aging of the recorded investment in past due loans as December 31, 2015 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$2,000	$572	$1,997	$4,569	$109,893	$114,462
One-to-four family residential real estate - non-owner occupied	299	164	192	655	43,557	44,212
Multi-family mortgage - Illinois	651	283	821	1,755	312,620	314,375
Multi-family mortgage - Other	—	—	—	—	188,178	188,178
Nonresidential real estate	—	—	296	296	223,018	223,314
Construction	—	—	—	—	21	21
Land	—	—	—	—	1,279	1,279
Commercial loans:
Regional Commercial Banking	4	150	—	154	29,890	30,044
Health Care	—	—	—	—	31,862	31,862
Direct Commercial Lessor	—	—	—	—	17,873	17,873
Commercial leases:			—
Investment-grade	50	363	—	413	170,859	171,272
Other	—	—	—	—	95,800	95,800
Consumer	21	—	—	21	1,819	1,840
	$3,025	$1,532	$3,306	$7,863	$1,226,669	$1,234,532
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
The Company had $341,000 of TDRs at December 31, 2016, compared to $2.7 million at December 31, 2015, with no specific valuation reserves allocated at December 31, 2016 and 2015. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs. During the first quarter of 2016, 6 loans totaling $1.5 million were declassified as TDRs as they successfully met the regulatory criteria for removal from TDR status.
The following table presents loans classified as TDRs:

	December 31,
	2016	2015
One-to-four family residential real estate	$205	$1,385
Multi-family mortgage	—	1,119
Accrual troubled debt restructured loans	205	2,504
One-to-four family residential real estate	136	174
Nonaccrual troubled debt restructured loans	136	174
	$341	$2,678

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

During the years ending December 31, 2016 and 2015, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDRs that occurred during the year:

	For the years ended December 31,
	2016			2015
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	1	$63	$63	6	$401	$274
Multi-family mortgage	—	—	—	1	615	615
	1	$63	$63	7	$1,016	$889

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the year ended December 31, 2016
One-to-four family residential real estate	$—	$63	$—	$63
For the year ended December 31, 2015
One-to-four family residential real estate	$—	$142	$132	$274
Commercial loans - secured	—	615	—	615
	$—	$757	$132	$889
The TDRs described in the above tables had no material impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in no charge offs for the year ended December 31, 2016. The TDRs described above had no impact on interest income, resulted in no change to the allowance for loan losses and resulted in charge offs of $127,000 for the year ended December 31, 2015.
The following table presents TDRs for which there was a payment default within twelve months following the modification:

	For the years ended December 31,
	2016		2015
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	2	$87	2	$43
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The TDRs that subsequently defaulted described above had no material impact on the allowance for loans losses during the years ending December 31, 2016 and 2015.
The terms of certain other loans were modified during the year ending December 31, 2016 in circumstances that did not meet the definition of a TDR. These loans have a total recorded investment of $868,000 and $1.9 million at December 31, 2016 and 2015. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$93,514	$—	$629	$2,486	$96,629
One-to-four family residential real estate - non-owner occupied	38,179	—	41	369	38,589
Multi-family mortgage - Illinois	297,826	122	1,048	187	299,183
Multi-family mortgage - Other	243,704	—	—	—	243,704
Nonresidential real estate	180,047	—	1,845	260	182,152
Construction	946	—	—	—	946
Land	356	—	—	—	356
Commercial loans:
Regional commercial banking	35,944	—	66	—	36,010
Health care	35,372	—	—	—	35,372
Direct commercial lessor	30,881	800	—	—	31,681
Commercial leases:
Investment-grade	268,022	—	—	—	268,022
Other	84,356	161	—	—	84,517
Consumer	2,255	—	—	—	2,255
	$1,311,402	$1,083	$3,629	$3,302	$1,319,416

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$112,449	$—	$576	$1,936	$114,961
One-to-four family residential real estate - non-owner occupied	43,858	219	271	192	44,540
Multi-family mortgage - Illinois	312,329	344	4,656	828	318,157
Multi-family mortgage - Other	187,358	—	511	—	187,869
Nonresidential real estate	219,859	1,600	4,981	295	226,735
Construction	21	—	—	—	21
Land	450	—	842	—	1,292
Commercial loans:
Regional commercial banking	29,377	—	614	—	29,991
Health care	31,809	—	—	—	31,809
Direct commercial lessor	17,716	—	—	—	17,716
Commercial leases:
Investment-grade	170,100	—	—	—	170,100
Other	95,305	—	—	—	95,305
Consumer	1,831	—	—	—	1,831
	$1,222,462	$2,163	$12,451	$3,251	$1,240,327

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
The following represents the roll forward of OREO and the composition of OREO properties.

	At and For the Years Ended December 31,
	2016	2015
Beginning balance	$7,011	$6,358
New foreclosed properties	1,251	5,875
Valuation adjustments	(314)	(548)
Sales	(4,053)	(4,674)
Ending balance	$3,895	$7,011

	December 31, 2016			December 31, 2015
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$1,702	$(137)	$1,565	$2,684	$(63)	$2,621
Multi-family mortgage	370	—	370	1,025	(74)	951
Nonresidential real estate	1,171	(105)	1,066	1,986	(239)	1,747
Land	1,101	(207)	894	2,358	(666)	1,692
	$4,344	$(449)	$3,895	$8,053	$(1,042)	$7,011
Activity in the valuation allowance is as follows:

	At and For the Years Ended December 31,
	2016	2015
Beginning of year	$1,042	$896
Additions charged to expense	314	548
Reductions from sales of other real estate owned	(907)	(402)
End of year	$449	$1,042
At December 31, 2016 and 2015, the balance of OREO includes no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At December 31, 2016 and 2015, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $1.6 million and $1.8 million, respectively.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 – PREMISES AND EQUIPMENT
Year end premises and equipment are as follows:

	December 31,
	2016	2015
Land and land improvements	$13,820	$13,594
Buildings and improvements	37,416	37,316
Furniture and equipment	9,660	9,693
Computer equipment	4,058	7,224
	64,954	67,827
Accumulated depreciation	(33,541)	(35,101)
	$31,413	$32,726
Depreciation of premises and equipment was $2.0 million, $2.1 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company leases certain branch facilities under non-cancelable operating lease agreements expiring in various years through 2032. Rent expense, net of sublease income, for facilities was $399,000, $393,000, and $387,000 in 2016, 2015, and 2014, respectively, excluding taxes, insurance, and maintenance. The projected minimum rental expense under existing leases, not including taxes, insurance, and maintenance, as of December 31, 2016 is as follows:

2017	$469
2018	479
2019	471
2020	459
2021	464
Thereafter	4,243
$6,585
The Company has subleased some of its branch facilities and currently is entitled to receive income as follows:

2017	$8

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 – CORE DEPOSIT INTANGIBLE

The following table presents the changes in the carrying amount of core deposit intangible, gross carrying amount, accumulated amortization, and net book value:

	December 31,
	2016	2015
Balance at the beginning of the year	$1,305	$1,855
Amortization	(523)	(550)
Additions	—	—
Net Carrying Value	$782	$1,305
Gross carrying amount	$5,932	$5,932
Accumulated amortization	(5,150)	(4,627)
Net Carrying Value	$782	$1,305
Aggregate amortization expense was $523,000, $550,000 and $578,000 for 2016, 2015 and 2014, respectively.
Estimated amortization expense for each of the next five years is as follows:

2017	$496
2018	184
2019	61
2020	34
2021	7
NOTE 8 – DEPOSITS
Composition of deposits is as follows:

	December 31,
	2016	2015
Noninterest-bearing demand deposits	$249,539	$254,830
Savings deposits	160,002	156,752
Money market accounts	311,183	329,654
Interest-bearing NOW accounts	267,054	248,982
Certificates of deposit	351,612	222,701
	$1,339,390	$1,212,919
Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $18.7 million and $15.2 million at December 31, 2016 and 2015, respectively.
Scheduled maturities of certificates of deposit for the next five years are as follows:

2017	$236,859
2018	79,166
2019	19,508
2020	7,650
2021	8,429

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 9 – BORROWINGS

Year-end borrowed funds are as follows:

	December 31,
	2016		2015
	Contractual Rate	Amount	Contractual Rate	Amount
Fixed-rate advance from FHLBC, due within 1 year	0.67%	$50,000	0.29%	$62,000
Securities sold under agreements to repurchase	0.25	1,069	0.25	2,318
	0.66%	$51,069	0.28%	$64,318
The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLBC. All of the Bank’s FHLBC common stock is pledged as additional collateral for these advances. At December 31, 2016, $80.1 million and $354.3 million of first mortgage and multi-family mortgage loans, respectively, collateralized potential advances. At December 31, 2016, we had the ability to borrow an additional $357.4 million under our credit facilities with the FHLBC. The Company also had available pre-approved overnight federal funds borrowing. At December 31, 2016 and 2015, there was no outstanding balance on these lines.
NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are shown below.

	December 31, 2016
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$1,069	$—	$—	$—	$1,069
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$1,069

	December 31, 2015
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$2,318	$—	$—	$—	$2,318
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$2,318
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $4.7 million and $6.0 million at December 31, 2016 and December 31, 2015, respectively. Also included in total borrowings were advances from the FHLBC of $50.0 million and $62.0 million at December 31, 2016 and December 31, 2015, respectively.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 11 – INCOME TAXES

The income tax expense (benefit) is as follows:

	For the years ended December 31,
	2016	2015	2014
Current	$308	$346	$363
Deferred expense (benefit)	4,390	5,079	3,437
Deferred tax valuation allowance	—	—	(35,117)
Total income tax expense (benefit)	$4,698	$5,425	$(31,317)
A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 34% for 2016, 2015 and 2014 to the income tax expense (benefit) in the consolidated statements of operations follows:

	For the years ended December 31,
	2016	2015	2014
Expense computed at the statutory federal tax rate	$4,148	$4,794	$3,161
State taxes and other, net	464	626	664
Bank owned life insurance	(70)	(66)	(80)
ESOP/Share based compensation	156	71	55
Deferred tax valuation allowance	—	—	(35,117)
	$4,698	$5,425	$(31,317)
Effective income tax rate	38.51%	38.48%	N.M.
N.M. Not Meaningful
Retained earnings at December 31, 2016 and 2015 include $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.
The net deferred tax asset is as follows:

	December 31,
	2016	2015
Gross Deferred tax assets
Allowance for loan losses	$3,117	$3,716
Alternative minimum tax, general business credit and net operating loss carryforwards	20,857	24,799
Tax deductible goodwill and core deposit intangible	1,466	1,783
Other	2,540	2,237
	27,980	32,535
Gross Deferred tax liabilities
Net deferred loan origination costs	(1,874)	(1,811)
Purchase accounting adjustments	(2,644)	(2,801)
Other	(817)	(888)
Unrealized gain on securities	(234)	(340)
	(5,569)	(5,840)
	$22,411	$26,695
As of December 31, 2016 and 2015, the Company’s net deferred tax asset (“DTA”) was $22.4 million and $26.7 million, respectively.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 11 – INCOME TAXES (continued)

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
The Company’s ability to realize the DTA is dependent upon the generation of future taxable income during the periods in which the tax attributes underlying the DTA become deductible. The amount of the DTA that will ultimately be realized will be impacted by the Company’s future taxable income, any changes to the many variables that could impact future taxable income and the then applicable corporate tax rate. As of December 31, 2016 and 2015, management determined that it is more likely than not that the Company will be able to utilize the entire DTA. This could change if the U.S. Congress were to enact legislative changes that materially reduce the federal corporate income tax rate.
At December 31, 2016, the Company had a federal net operating loss carryforward of $34.2 million, which will begin to expire in 2032, a federal tax credit carryforward of $1.3 million which will begin to expire in 2022, a $3.1 million alternative minimum tax credit carryforward that can be carried forward indefinitely, and a $29.7 million federal alternative minimum tax net operating loss carryforward which will begin to expire in 2032. In addition, at December 31, 2016 the Company had a federal net operating loss carryforward relating to its acquisition of Downers Grove National Bank, which is subject to utilization limitations under Section 382 of the Internal Revenue Code, of $7.8 million which will begin to expire in 2030. At December 31, 2016, the Company had a state net operating loss carryforward for the State of Illinois of $77.9 million, which will begin to expire in 2022.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2016	2015
Beginning of year	$108	$79
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	29
Reductions due to the statute of limitations and reductions for tax positions of prior years	(51)	—
End of year	$57	$108
The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2016 and 2015, the Company has immaterial amounts accrued for potential interest and penalties.
The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the various states where the Company does business. The Company is no longer subject to examination by the federal taxing authorities for years before 2013 and the Illinois taxing authorities for years before 2013.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 12 – REGULATORY MATTERS

The Bank and the Company are subject to regulatory capital requirements administered by the federal banking agencies. The capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve the quantitative measurement of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. The failure to meet minimum capital requirements can result in regulatory actions. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2016 and 2015, the OCC categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well–capitalized status.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 12– REGULATORY MATTERS (continued)

Actual and required capital amounts and ratios were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total capital (to risk-weighted assets):
Consolidated	$193,845	16.96%	$91,414	8.00%	N/A	N/A
BankFinancial, NA	168,113	14.72	91,386	8.00	$114,232	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	185,718	16.25	68,560	6.00	N/A	N/A
BankFinancial, NA	159,986	14.01	68,539	6.00	91,386	8.00
Common Tier 1 (CET1)
Consolidated	185,718	16.25	51,420	4.50	N/A	N/A
BankFinancial, NA	159,986	14.01	51,404	4.50	74,251	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	185,718	11.92	62,306	4.00	N/A	N/A
BankFinancial, NA	159,986	10.27	62,303	4.00	77,879	5.00
December 31, 2015
Total capital (to risk-weighted assets):
Consolidated	$198,738	17.89%	$88,898	8.00%	N/A	N/A
BankFinancial, F.S.B.	171,239	15.41	88,881	8.00	$111,102	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	189,044	17.01	66,674	6.00	N/A	N/A
BankFinancial, F.S.B.	161,545	14.54	66,661	6.00	88,881	8.00
Common Tier 1 (CET1)
Consolidated	189,044	17.01	50,005	4.50	N/A	N/A
BankFinancial, F.S.B.	161,545	14.54	49,996	4.50	72,216	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	189,044	13.26	57,043	4.00	N/A	N/A
BankFinancial, F.S.B.	161,545	11.33	57,039	4.00	71,299	5.00
The Company and the Bank have each adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% (including the Capital Conservation Buffer ("CCB")).
The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the CCB. The minimum CCB in 2016 is 0.625% and will increase 0.625% annually through 2019 to 2.5%. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose. As of December 31, 2016, the Bank and the Company were well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 13 – EMPLOYEE BENEFIT PLANS
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
Contributions to the ESOP were $1.5 million for the years ended December 31, 2016 and 2015, including dividends and interest received on unallocated shares of $195,000 and $206,000 in 2016 and 2015, respectively.
Expense related to the ESOP, net of dividends and interest received on unallocated ESOP shares, was $1.3 million, $1.0 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Shares held by the ESOP were as follows:

	December 31,
	2016	2015
Allocated to participants	1,125,448	1,027,583
Distributed to participants	(313,223)	(281,387)
Unearned	831,852	929,717
Total ESOP shares	1,644,077	1,675,913
Fair value of unearned shares	$12,328	$11,742
Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company provides a match of $0.50 on each $1.00 of contribution up to 6% of eligible compensation beginning April 1, 2007. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $330,000, $308,000, and $348,000 were made for the years ended December 31, 2016, 2015 and 2014, respectively.
NOTE 14 – EQUITY INCENTIVE PLANS
On June 27, 2006, the Company’s stockholders approved the BankFinancial Corporation 2006 Equity Incentive Plan, which authorized the Human Resources Committee of the Board of Directors of the Company to grant a variety of cash- and equity-based incentive awards, including stock options, stock appreciation rights, restricted stock, performance shares and other incentive awards, to employees and directors aggregating up to 3,425,275 shares of the Company’s common stock. The Plan provided that no awards may be granted under the Plan after the ten years anniversary of the Effective Date, thus no further awards will be granted.
The Human Resources Committee may grant stock options to purchase shares of the Company’s common stock to certain employees and directors of the Company. The exercise price for the stock options is the fair market value of the common stock on the dates of the grants.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate was determined using the yield available on the option grant date for a zero-coupon U.S. Treasury security with a term equivalent to the expected life of the option. The expected life for options granted represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed by SAB 107. The expected volatility for options issued in 2015 was determined using the Company’s historical data. Estimated forfeitures were assumed to be zero due to the lack of historical experience for the Company. During 2015, the Company awarded a total of 1,752,156 stock options to officers and directors. There were no grants issued in 2016.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 14 – EQUITY INCENTIVE PLANS (continued)

The Company estimated the grant date fair value of options awarded in 2015 using Black-Scholes Option-Pricing model with the following assumptions:

2015 Assumptions
Risk-free interest rate	0.60%
Expected option life (years)	1.27
Expected stock price volatility	17.28%
Dividend yield	1.299%
The stock options generally vest annually over a one year period; vesting is subject to acceleration in certain circumstances. The stock options will expire if not exercised within two years from the date of grant. The Company recognized $979,000 and $568,000 of stock-based compensation expenses relating to the granting of stock options for the year ended December 31, 2016 and 2015. There was no expense for the year ended December 31, 2014. As of December 31, 2016, there were 1,752,156 stock options outstanding. There are no stock options available for grant at December 31, 2016.
A summary of the activity in the stock option plan for 2016 follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Stock options outstanding at December 31, 2014	—	$—		$—
Stock options granted	1,752,156	12.30
Stock options exercised	—	—
Stock options expired	—	—
Stock options forfeited	—	—
Stock options outstanding at December 31, 2015	1,752,156	$12.30	1.48	$778
Stock options granted	—	—
Stock options exercised	—	—
Stock options expired	—	—
Stock options forfeited	—	—
Stock options outstanding at December 31, 2016	1,752,156	$12.30	0.48	$4,422
Stock options exercisable at December 31, 2016	1,752,156	12.30	0.48	4,422
Fully vested and expected to vest	1,752,156	12.30	0.48	4,422
(1) Stock option aggregate intrinsic value represents the number of shares subject to options multiplied by the difference (if positive) in the closing market price of the common stock underlying the options on the date shown and the weighted average exercise price.
The weighted average fair value of the options granted is $0.88 per option. As of December 31, 2016, there was no unrecognized compensation cost related to the nonvested stock options granted under the Plan.
The Human Resources Committee of the Board of Directors may grant shares of restricted stock to certain employees and directors of the Company. The awards generally vest annually over varying periods from three to five years and vesting is subject to acceleration in certain circumstances. The cost of such awards will be accrued ratably as compensation expense over such respective periods based on expected vesting dates. The Company recognized $3,000, $70,000, and $70,000 of expenses relating to the grant of shares of restricted stock during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the total unrecognized compensation cost related to unvested shares of restricted stock was $8,000. The cost is expected to be recognized over a weighted average period of 9.1 months. There are no shares of restricted stock available for grant at December 31, 2016.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 14 – EQUITY INCENTIVE PLANS (continued)

Restricted Stock	Number of Shares (1)	Weighted Average Fair Value at Grant Date	Weighted Average Term to Vest (in years)	Aggregate Intrinsic Value (2)
Shares outstanding at January 1, 2015	16,822	$8.14	0.44	$199
Shares granted	—	—
Shares vested	(8,888)	—
Shares forfeited	—	—
Shares outstanding at December 31, 2015	7,934	$8.14	0.31	$100
Shares granted	—	—
Shares vested	(6,994)	—
Shares forfeited	—	—
Shares outstanding at December 31, 2016	940	$8.14	0.74	$14

(1)	The end of period balances consist only of unvested shares.

(2)	Restricted stock aggregate intrinsic value represents the number of shares of restricted stock multiplied by the market price of the common stock underlying the outstanding shares on the date shown.
NOTE 15 – LOAN COMMITMENTS AND OTHER OFF-BALANCE SHEET ACTIVITIES
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
The contractual or notional amounts are as follows:

	December 31,
	2016	2015
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$91,172	$52,322
Standby letters of credit	1,305	1,075
Unused lines of credit	125,332	126,333
Commitments to sell mortgages	—	64
Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loans commitment totaled $71.0 million with interest rates ranging from 0.50% to 6.00% and maturities ranging from 1 to 30 years.
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
The Bank, as a member of Visa USA, received 51,404 unrestricted shares of Visa, Inc. Class B common stock in connection with Visa, Inc.’s initial public offering in 2007, and 32,398 additional shares of Class B common stock, due to a stock split, that were deposited into a litigation escrow that Visa, Inc. established under its retrospective responsibility plan. The retroactive responsibility

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – LOAN COMMITMENTS AND OTHER OFF-BALANCE SHEET ACTIVITIES (continued)

plan obligates all former Visa USA members to indemnify Visa USA, in proportion to their equity interests in Visa USA, for certain litigation losses and expenses, including settlement expenses, for the lawsuits covered by the retrospective responsibility plan. The primary method for discharging the indemnification obligations under the retrospective responsibility plan is funding the litigation escrow through a reduction of the ratio at which the Visa, Inc. Class B shares can be converted into publicly traded Class A common shares of Visa, Inc. Since the Class B shares were issued, Visa, Inc. has reduced the conversion ratio to provide additional funding for the litigation escrow. Class B shares can only be transferred to other financial institutions until the underlying litigation is finally resolved, and the transfers that have occurred to date have involved material discounts. Due to the restrictions that the retrospective responsibility plan imposes on the Company’s Visa, Inc. Class B shares, the Company has not recorded the Class B shares as an asset.
NOTE 16 – FAIR VALUE
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

NOTE 16 – FAIR VALUE (continued)

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2016
Securities:
Certificates of deposit	$—	$85,938	$—	$85,938
Equity mutual fund	499	—	—	499
Mortgage-backed securities – residential	—	15,184	—	15,184
Collateralized mortgage obligations – residential	—	5,574	—	5,574
SBA-guaranteed loan participation certificates	—	17	—	17
	$499	$106,713	$—	$107,212
December 31, 2015
Securities:
Certificates of deposit	$—	$87,901	$—	$87,901
Equity mutual fund	507	—	—	507
Mortgage-backed securities - residential	—	19,180	—	19,180
Collateralized mortgage obligations – residential	—	7,142	—	7,142
SBA-guaranteed loan participation certificates	—	23	—	23
	$507	$114,246	$—	$114,753

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 16 – FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2016
Impaired loans:
Nonresidential real estate	$—	$—	$234	$234
Impaired loans	$—	$—	$234	$234
Other real estate owned:
One–to–four family residential real estate	$—	$—	$1,282	$1,282
Nonresidential real estate	—	—	553	553
Land	—	—	47	47
Other real estate owned	$—	$—	$1,882	$1,882

December 31, 2015
Impaired loans:
Multi-family mortgage	$—	$—	$477	$477
Nonresidential real estate	—	—	36	36
Impaired loans	$—	$—	$513	$513
Other real estate owned:
One–to–four family residential real estate	$—	$—	$42	$42
Multi-family mortgage	—	—	354	354
Nonresidential real estate	—	—	474	474
Land	—	—	794	794
Other real estate owned	$—	$—	$1,664	$1,664

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 16 – FAIR VALUE (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, had a carrying amount of $260,000, with a valuation allowance of $26,000 at December 31, 2016, compared to a carrying amount of $557,000 and a valuation allowance of $44,000 at December 31, 2015, resulting in a decrease in the provision for loan losses of $18,000 for the year ended December 31, 2016, compared to an decrease in the provision for loan losses of $426,000 for the year ended December 31, 2015.
OREO is carried at the lower of cost or fair value less costs to sell, had a carrying value of $2.3 million less a valuation allowance of $434,000, or $1.9 million, at December 31, 2016, compared to $2.5 million less a valuation allowance of $881,000, or $1.7 million at December 31, 2015. There were $314,000 and $548,000 of valuation allowance additions charged to expense of other real estate owned recorded for the years ended December 31, 2016 and 2015, respectively.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans
Nonresidential real estate	$234	Sales comparison	Comparison between sales and income approaches	-10.2%
		Income approach	Cap Rate	8.5%
	$234
Other real estate owned
One-to-four family residential real estate	$1,282	Sales comparison	Discount applied to valuation	8.62% to 20.04% (11.9%)
Nonresidential real estate	553	Sales comparison	Comparison between sales and income approaches	-3.22% to 4.58% (3.7%)
Land	47	Sales comparison	Discount applied to valuation	5.74%-31.60% (25.2%)
	$1,882

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 16 – FAIR VALUE (continued)

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
	$1,664

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 16 – FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments is as follows:

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$96,684	$13,053	$83,631	$—	$96,684
Securities	107,212	499	106,713	—	107,212
Loans receivable, net of allowance for loan losses	1,312,952	—	1,322,713	234	1,322,947
FHLBC and FRB stock	11,650	—	—	—	N/A
Accrued interest receivable	4,381	—	4,381	—	4,381
Financial liabilities
Noninterest-bearing demand deposits	$249,539	$—	$249,539	$—	$249,539
Savings deposits	160,002	—	160,002	—	160,002
NOW and money market accounts	578,237	—	578,237	—	578,237
Certificates of deposit	351,612	—	350,593	—	350,593
Borrowings	51,069	—	50,015	—	50,015
Accrued interest payable	102	—	102	—	102

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$59,377	$13,192	$46,185	$—	$59,377
Securities	114,753	507	114,246	—	114,753
Loans receivable, net of allowance for loan losses	1,232,257	—	1,240,791	513	1,241,304
FHLBC stock	6,257	—	—	—	N/A
Accrued interest receivable	4,226	—	4,226	—	4,226
Financial liabilities
Noninterest-bearing demand deposits	$254,830	$—	$254,830	$—	$254,830
Savings deposits	156,752	—	156,752	—	156,752
NOW and money market accounts	578,636	—	578,636	—	578,636
Certificates of deposit	222,701	—	222,026	—	222,026
Borrowings	64,318	—	64,318	—	64,318
Accrued interest payable	39	—	39	—	39
For purposes of the above, the following assumptions were used:
Cash and Cash Equivalents: The estimated fair values for cash and cash equivalents are based on their carrying value due to the short-term nature of these assets.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 16 – FAIR VALUE (continued)

Loans: The estimated fair value for loans has been determined by calculating the present value of future cash flows based on the current rate the Company would charge for similar loans with similar maturities, applied for an estimated time period until the loan is assumed to be repriced or repaid. The methods utilized to estimate fair value of loans do not necessarily represent an exit price. The estimated fair values of loans held-for-sale are based on outstanding commitments from third-party investors.
FHLBC and FRB Stock: It is not practicable to determine the fair value of FHLBC and FRB stock due to the restrictions placed on its transferability.
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
NOTE 17 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of BankFinancial Corporation as of December 31, 2016 and 2015 and for the three years ended December 31, 2016 follows:
Condensed Statements of Financial Condition

	December 31,
	2016	2015
Assets
Cash in subsidiary	$14,543	$15,309
Loan receivable from ESOP	10,767	11,799
Investment in subsidiary	176,756	183,039
Deferred tax asset	2,367	1,865
Other assets	347	352
	$204,780	$212,364
Liabilities and Stockholders' Equity
Total stockholders’ equity	$204,780	$212,364

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 17 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Operations

	For the years ended December 31,
	2016	2015	2014
Interest income	$503	$544	$584
Dividends from subsidiary	16,888	19,710	—
Other expense	1,846	1,536	1,451
Income (loss) before income tax and undistributed subsidiary income	15,545	18,718	(867)
Income tax benefit	(502)	(783)	(1,082)
Income (loss) before equity in undistributed subsidiary income	16,047	19,501	215
Equity in undistributed subsidiary excess distributions	(8,545)	(10,826)	40,399
Net income	$7,502	$8,675	$40,614
Condensed Statements of Cash Flows

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$7,502	$8,675	$40,614
Adjustments:
Equity in undistributed subsidiary excess distributions	8,545	10,826	(40,399)
Change in other assets	(497)	(793)	(1,172)
Change in accrued expenses and other liabilities	—	—	(23)
Net cash from (used in) operating activities	15,550	18,708	(980)
Cash flows from investing activities
Principal payments received on ESOP loan	1,032	992	951
Net cash from investing activities	1,032	992	951
Cash flows from financing activities
Repurchase and retirement of common stock	(13,215)	(9,970)	—
Cash dividends paid on common stock	(4,133)	(4,145)	(1,688)
Net cash used in financing activities	(17,348)	(14,115)	(1,688)
Net change in cash in subsidiary	(766)	5,585	(1,717)
Beginning cash in subsidiary	15,309	9,724	11,441
Ending cash in subsidiary	$14,543	$15,309	$9,724

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For the year ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$12,759	$12,581	$12,845	$12,743
Interest expense	856	952	1,014	1,148
Net interest income	11,903	11,629	11,831	11,595
Provision for (recovery of) loan losses	(490)	1,315	(525)	(539)
Net interest income	12,393	10,314	12,356	12,134
Noninterest income	1,594	1,537	1,637	1,777
Noninterest expense	10,930	10,506	9,912	10,194
Income before income taxes	3,057	1,345	4,081	3,717
Income tax expense	1,153	514	1,573	1,458
Net income	$1,904	$831	$2,508	$2,259
Basic earnings per common share	$0.10	$0.04	$0.13	$0.12
Diluted earnings per common share	$0.10	$0.04	$0.13	$0.12
The Company recorded net income of $2.3 million, or $0.12 per common share, for the fourth quarter of 2016. The Company’s net interest income before provision for loan losses was $11.6 million due to stronger loan originations and improved asset quality, which was offset by increased interest bearing liabilities at higher cost of funds. The Company’s fourth quarter 2016 operating results included a $539,000 recovery of loan losses. Noninterest expense included gains on REO sales of $113,000 and $177,000 of nonperforming asset management and OREO expense.

	For the year ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$12,211	$12,193	$12,147	$12,411
Interest expense	686	691	699	738
Net interest income	11,525	11,502	11,448	11,673
Provision for (recovery of) loan losses	(724)	(488)	(956)	(1,038)
Net interest income	12,249	11,990	12,404	12,711
Noninterest income	1,536	1,689	1,709	1,757
Noninterest expense	10,513	10,031	10,232	11,169
Income before income taxes	3,272	3,648	3,881	3,299
Income tax expense (benefit)	1,286	1,424	1,532	1,183
Net income	$1,986	$2,224	$2,349	$2,116
Basic earnings per common share	$0.10	$0.11	$0.12	$0.11
Diluted earnings per common share	$0.10	$0.11	$0.12	$0.11
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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by their report ( “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
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
(c) Changes in internal controls.
There were no changes made in our internal controls during the fourth quarter of 2016 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls.
See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION
Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The information concerning our directors and executive officers required by this item will be filed with the Securities and Exchange Commission by amendment to this Annual Report on Form 10-K, not later than 120 days after the end of our fiscal year.
Section 16(a) Beneficial Ownership Reporting Compliance
The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and 10 percent stockholders required by this item will be filed with the Securities and Exchange Commission by amendment to this Annual Report on Form 10-K, not later than 120 days after the end of our fiscal year.
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
The information concerning compensation required by this item will be filed with the Securities and Exchange Commission by amendment to this Annual Report on Form 10-K, not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning security ownership of certain beneficial owners and management required by this item will be filed with the Securities and Exchange Commission by amendment to this Annual Report on Form 10-K, not later than 120 days after the end of our fiscal year.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding the securities that were authorized for issuance under our 2006 Equity Incentive Plan as of December 31, 2016:

	Column (A)	Column (B)	Column (C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under 2006 Equity Incentive Plan (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders	1,753,096	$12.30	—
Equity compensation plans not approved by stockholders	—	—	—
Total	1,753,096	$12.30	—

Column (A) represents stock options and restricted stock outstanding under the Company’s 2006 Equity Incentive Plan. Future equity awards under the 2006 Equity Incentive Plan may take the form of stock options, stock appreciation rights, performance unit awards, restricted stock, restricted performance stock, restricted stock units, stock awards or cash. Column (B) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock awards are not included in this calculation. Column (C) represents the maximum aggregate number of future equity awards that can be made under the 2006 Equity Incentive Plan as of December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions required by this item will be filed with the Securities and Exchange Commission by amendment to this Annual Report on Form 10-K, not later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information concerning principal accountant fees and services will be filed with the Securities and Exchange Commission by amendment to this Annual Report on Form 10-K, not later than 120 days after the end of our fiscal year.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statement of the registrant and its subsidiaries are filed as part of this document under Item 8 - “Financial Statements and Supplementary Data.”

(A)	Report of Independent Registered Accounting Firm

(B)	Consolidated Statements of Financial Condition at December 31, 2016 and 2015

(C)	Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

(G)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Articles of Incorporation of BankFinancial Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.2	Bylaws of BankFinancial Corporation	Exhibit 3.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.3	Articles of Amendment to Charter of BankFinancial Corporation	Exhibit 3.3 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.4	Restated Bylaws of BankFinancial Corporation	Exhibit 3.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on November 4, 2014
4	Form of Common Stock Certificate of BankFinancial Corporation	Exhibit 4 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
10.1	Employee Stock Ownership Plan	Exhibit 10.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
10.2	BankFinancial FSB Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008
10.3	BankFinancial FSB Employment Agreement with James J. Brennan	Exhibit 10.3 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008.
10.4	BankFinancial FSB Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008
10.5	Form of Incentive Stock Option Award Terms	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.6	2006 BankFinancial Corporation Equity Incentive Plan	Appendix C to the Definitive Form 14A, originally filed with the Securities and Exchange Commission on May 25, 2006 (File No. 000-51331)
10.7	Form of Performance Based Incentive Stock Option Award Terms	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.8	Form of Non-Qualified Stock Option Award Terms	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.9	Form of Performance Based Non-Qualified Stock Option Award Terms	Exhibit 10.4 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.10	Form of Restricted Stock Unit Award Agreement	Exhibit 10.5 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.11	Form of Performance Based Restricted Stock Award Agreement	Exhibit 10.6 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006

	Exhibit	Location
10.12	Form of Restricted Stock Award Agreement	Exhibit 10.7 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.13	Form of Stock Appreciation Rights Agreement	Exhibit 10.8 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.14	BankFinancial Corporation Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008
10.15	BankFinancial Corporation Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008
10.16	BankFinancial Corporation Employment Agreement with James J. Brennan	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008.
10.17	BankFinancial Corporation Employment Agreement with Elizabeth A. Doolan	Exhibit 10.28 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.
10.18	BankFinancial FSB Employment Agreement with Elizabeth A. Doolan	Exhibit 10.29 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.
10.19	BankFinancial FSB Employment Agreement with Gregg T. Adams	Exhibit 10.30 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on April 30, 2010.
10.20	BankFinancial FSB Employment Agreement with John G. Manos	Exhibit 10.31 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on April 30, 2010.
10.21	Form of Amendment No. 1 to BankFinancial FSB Employment Agreement	Exhibit 10.33 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 11, 2013
10.22	Form of Amendment No. 1 to BankFinancial FSB Employment Agreement	Exhibit 10.34 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 11, 2013
10.23	Form of Amendment No. 1 to BankFinancial Corporation Employment Agreement	Exhibit 10.35 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 11, 2013
10.24	Amended and Restated BankFinancial FSB Employment Agreement with William J. Deutsch, Jr.	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 20, 2013
10.25	Form of Extension of Term of Employment Period, for Named Executive Officers of BankFinancial Corporation (pursuant to terms of existing agreements)	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on April 29, 2016
10.26	Form of Extension of Term of Employment Period, for Named Executive Officers of BankFinancial FSB (pursuant to terms of existing agreements)	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on April 29, 2016
10.27	Consulting Agreement with former Executive Christa N. Calabrese, effective March 31, 2014, lasts 12 months	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on April 2, 2014
14	Code of Ethics for Senior Financial Officers	Exhibit 14 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 27, 2006
21	Subsidiaries of Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
23	Consent of Crowe Horwath LLP	Filed herewith

	Exhibit	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
101
The following financial statements from the BankFinancial Corporation Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv)consolidated statements of changes in stockholders' equity, (v)consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
Filed herewith

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

ITEM 16.	FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKFINANCIAL CORPORATION
Date:	February 8, 2017	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	February 8, 2017
F. Morgan Gasior	(Principal Executive Officer)

/s/ Paul A. Cloutier	Executive Vice President and Chief Financial Officer	February 8, 2017
Paul A. Cloutier	(Principal Financial Officer)

/s/ Elizabeth A. Doolan	Senior Vice President and Controller	February 8, 2017
Elizabeth A. Doolan	(Principal Accounting Officer)

/s/ Cassandra J. Francis	Director	February 8, 2017
Cassandra J. Francis

/s/ John M. Hausmann	Director	February 8, 2017
John M. Hausmann

/s/ Thomas F. O'Neill	Director	February 8, 2017
Thomas F. O'Neill

/s/ John W. Palmer	Director	February 8, 2017
John W. Palmer

/s/ Terry R. Wells	Director	February 8, 2017
Terry R. Wells

/s/ Glen R. Wherfel	Director	February 8, 2017
Glen R. Wherfel