Form 10-Q
period 2017-03-31
BankFinancial CORP
filed 2017-04-26
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2017
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
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. At April 24, 2017, there were 18,379,256 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
March 31, 2017

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	March 31, 2017	December 31, 2016
Assets
Cash and due from other financial institutions	$10,247	$13,053
Interest-bearing deposits in other financial institutions	65,219	83,631
Cash and cash equivalents	75,466	96,684
Securities, at fair value	110,230	107,212
Loans receivable, net of allowance for loan losses: March 31, 2017, $7,971 and December 31, 2016, $8,127	1,319,287	1,312,952
Other real estate owned, net	5,301	3,895
Stock in Federal Home Loan Bank and Federal Reserve Bank, at cost	8,147	11,650
Premises and equipment, net	31,149	31,413
Accrued interest receivable	4,478	4,381
Core deposit intangible	653	782
Bank owned life insurance	22,657	22,594
Deferred taxes	22,103	22,411
Other assets	4,002	6,063
Total assets	$1,603,473	$1,620,037

Liabilities
Deposits
Noninterest-bearing	$234,415	$249,539
Interest-bearing	1,094,867	1,089,851
Total deposits	1,329,282	1,339,390
Borrowings	52,046	51,069
Advance payments by borrowers for taxes and insurance	9,068	11,041
Accrued interest payable and other liabilities	11,056	13,757
Total liabilities	1,401,452	1,415,257

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 18,440,440 shares issued at March 31, 2017 and 19,233,760 issued at December 31, 2016	184	192
Additional paid-in capital	161,265	173,047
Retained earnings	40,209	39,483
Unearned Employee Stock Ownership Plan shares	—	(8,318)
Accumulated other comprehensive income	363	376
Total stockholders’ equity	202,021	204,780
Total liabilities and stockholders’ equity	$1,603,473	$1,620,037

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended March 31,
	2017	2016
Interest and dividend income
Loans, including fees	$12,760	$12,347
Securities	349	314
Other	253	98
Total interest income	13,362	12,759
Interest expense
Deposits	1,180	787
Borrowings	96	69
Total interest expense	1,276	856
Net interest income	12,086	11,903
Provision for (recovery of) loan losses	161	(490)
Net interest income after provision for (recovery of) loan losses	11,925	12,393
Noninterest income
Deposit service charges and fees	529	567
Other fee income	481	495
Insurance commissions and annuities income	77	55
Gain on sale of loans, net	7	18
Gain on sale of securities (includes $46 accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities for the three months ended March 31, 2016)	—	46
Loan servicing fees	68	73
Amortization and impairment of servicing assets	(31)	(31)
Earnings on bank owned life insurance	63	51
Trust income	172	160
Other	178	160
Total noninterest income	1,544	1,594
Noninterest expense
Compensation and benefits	6,352	5,993
Office occupancy and equipment	1,622	1,647
Advertising and public relations	381	222
Information technology	753	724
Supplies, telephone, and postage	332	376
Amortization of intangibles	129	136
Nonperforming asset management	104	84
Operations of other real estate owned	213	376
FDIC insurance premiums	187	217
Other	1,193	1,155
Total noninterest expense	11,266	10,930
Income before income taxes	2,203	3,057
Income tax expense	322	1,153
Net income	$1,881	$1,904
Basic earnings per common share	$0.10	$0.10
Diluted earnings per common share	$0.10	$0.10
Weighted average common shares outstanding	18,642,054	19,428,551
Diluted weighted average common shares outstanding	18,647,516	19,431,490

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three Months Ended March 31,
	2017	2016
Net income	$1,881	$1,904
Unrealized holding loss arising during the period	(20)	(22)
Tax effect	7	8
Net of tax	(13)	(14)
Reclassification adjustment for gain included in net income	—	(46)
Tax effect, included in income tax expense	—	18
Reclassification adjustment for gain included in net income, net of tax	—	(28)
Other comprehensive loss	(13)	(42)
Comprehensive income	$1,868	$1,862

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2016	$203	$184,797	$36,114	$(9,297)	$547	$212,364
Net income	—	—	1,904	—	—	1,904
Other comprehensive loss, net of tax	—	—	—	—	(42)	(42)
Repurchase and retirement of common stock (357,817 shares)	(4)	(4,389)	—	—	—	(4,393)
Nonvested stock awards-stock-based compensation expense	—	377	—	—	—	377
Cash dividends declared on common stock ($0.05 per share)	—	—	(1,010)	—	—	(1,010)
ESOP shares earned	—	45	—	243	—	288
Balance at March 31, 2016	$199	$180,830	$37,008	$(9,054)	$505	$209,488

Balance at January 1, 2017	$192	$173,047	$39,483	$(8,318)	$376	$204,780
Net income	—	—	1,881	—	—	1,881
Other comprehensive loss, net of tax	—	—	—	—	(13)	(13)
Net exercise of stock options (192,215 shares)	2	(1,220)	—	—	—	(1,218)
Prepayment of ESOP Share Acquisition Loan	(8)	(7,185)	—	8,318	—	1,125
Repurchase and retirement of common stock (232,045 shares)	(2)	(3,377)	—	—	—	(3,379)
Cash dividends declared on common stock ($0.06 per share)	—	—	(1,155)	—	—	(1,155)
Balance at March 31, 2017	$184	$161,265	$40,209	$—	$363	$202,021

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$1,881	$1,904
Adjustments to reconcile to net income to net cash from operating activities
Provision for (recovery of) loan losses	161	(490)
Prepayment of ESOP Share Acquisition Loan	1,125	—
ESOP shares earned	—	288
Stock–based compensation expense	—	377
Depreciation and amortization	958	939
Amortization of premiums and discounts on securities and loans	(65)	(37)
Amortization of core deposit intangible	129	136
Amortization of servicing assets	31	31
Net change in net deferred loan origination costs	129	(40)
Net loss on sale of other real estate owned	16	38
Net gain on sale of loans	(7)	(18)
Net gain on sale of securities	—	(46)
Loans originated for sale	(239)	(360)
Proceeds from sale of loans	246	378
Other real estate owned valuation adjustments	20	119
Net change in:
Accrued interest receivable	(97)	(120)
Earnings on bank owned life insurance	(63)	(51)
Other assets	1,834	2,198
Accrued interest payable and other liabilities	(2,701)	(218)
Net cash from operating activities	3,358	5,028
Cash flows from investing activities
Securities
Proceeds from maturities	13,623	17,453
Proceeds from principal repayments	637	1,126
Proceeds from sales of securities	—	46
Purchases of securities	(17,302)	(15,293)
Loans receivable
Loan participations sold	1,615	—
Principal payments on loans receivable	136,090	106,840
Purchase of loans	(20,406)	—
Originated for investment	(125,813)	(106,884)
Proceeds of redemption of Federal Home Loan Bank of Chicago stock	3,514	—
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(11)	—
Proceeds from sale of other real estate owned	494	1,290
Purchase of premises and equipment, net	(179)	(96)
Net cash from (used in) investing activities	(7,738)	4,482

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities
Net change in deposits	$(10,108)	$51,770
Net change in borrowings	977	(46,697)
Net change in advance payments by borrowers for taxes and insurance	(1,973)	(2,614)
Repurchase and retirement of common stock	(3,379)	(4,393)
Cash dividends paid on common stock	(1,155)	(1,010)
Shares retired for tax liability	(1,200)	—
Net cash used in financing activities	(16,838)	(2,944)
Net change in cash and cash equivalents	(21,218)	6,566
Beginning cash and cash equivalents	96,684	59,377
Ending cash and cash equivalents	$75,466	$65,943

Supplemental disclosures of cash flow information:
Interest paid	$1,243	$766
Income taxes paid	1	60
Loans transferred to other real estate owned	1,936	65

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), is the owner of all of the issued and outstanding capital stock of BankFinancial, NA (the “Bank”). The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.
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
These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 was effective January 1, 2017. This new pronouncement reduces the effective tax rate reported as existing vested stock options are exercised. The amount of the impact on the effective tax rate is determined by the number of stock options exercised and the stock price of the Company when the stock options are exercised. Excess tax benefits and deficiencies are recorded in the tax expense.
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
In March of 2017, the FASB issued ASU No. 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). This guidance shortens the amortization period for premiums on certain callable debt securities to the earliest call date (with an explicit, noncontingent call feature that is callable at a fixed price and on a preset dates), rather than contractual maturity date as currently required under GAAP. The ASU does not impact instruments without preset call dates such as mortgage-backed securities.  For instruments with contingent call features, once the contingency is resolved and the security is callable at a fixed price and preset date, the security is within the scope of the ASU.  ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted.  Accordingly, effective January of 2017, we early adopted the pronouncement. Adoption of the new pronouncement was immaterial to the consolidated financial statements.

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

	Three Months Ended March 31,
	2017	2016
Net income available to common stockholders	$1,881	$1,904
Average common shares outstanding	19,243,941	20,155,541
Less:
Unearned ESOP shares	(600,947)	(719,109)
Unvested restricted stock shares	(940)	(7,881)
Weighted average common shares outstanding	18,642,054	19,428,551
Add - Net effect of dilutive unvested restricted stock	5,462	2,939
Diluted weighted average common shares outstanding	18,647,516	19,431,490
Basic earnings per common share	$0.10	$0.10
Diluted earnings per common share	$0.10	$0.10
Number of antidilutive stock options excluded from the diluted earnings per share calculation	—	1,752,156
Weighted average exercise price of anti-dilutive option shares	$—	$12.30

NOTE 3 - SECURITIES
The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Certificates of deposit	$89,926	$—	$—	$89,926
Equity mutual fund	500	—	(1)	499
Mortgage-backed securities - residential	13,907	622	(20)	14,509
Collateralized mortgage obligations - residential	5,293	15	(27)	5,281
SBA-guaranteed loan participation certificates	15	—	—	15
	$109,641	$637	$(48)	$110,230
December 31, 2016
Certificates of deposit	$85,938	$—	$—	$85,938
Equity mutual fund	500	—	(1)	499
Mortgage-backed securities - residential	14,561	644	(21)	15,184
Collateralized mortgage obligations - residential	5,587	15	(28)	5,574
SBA-guaranteed loan participation certificates	17	—	—	17
	$106,603	$659	$(50)	$107,212

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

The mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at March 31, 2017 and December 31, 2016.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017
	Amortized Cost	Fair Value
Due in one year or less	$89,926	$89,926
Equity mutual fund	500	499
Mortgage-backed securities - residential	13,907	14,509
Collateralized mortgage obligations - residential	5,293	5,281
SBA-guaranteed loan participation certificates	15	15
	$109,641	$110,230
Sales of securities were as follows:

	Three Months Ended March 31,
	2017	2016
Proceeds	$—	$46
Gross gains	—	46
Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2017
Equity Mutual Fund	$499	$(1)	$—	$—	$499	$(1)
Mortgage-backed securities - residential	1,179	(20)	—	—	1,179	(20)
Collateralized mortgage obligations - residential	2,720	(17)	976	(10)	3,696	(27)
	$4,398	$(38)	$976	$(10)	$5,374	$(48)

December 31, 2016
Equity Mutual Fund	$499	$(1)	$—	$—	$499	$(1)
Mortgage-backed securities - residential	1,187	(21)	—	—	1,187	(21)
Collateralized mortgage obligations - residential	3,691	(18)	1,028	(10)	4,719	(28)
	$5,377	$(40)	$1,028	$(10)	$6,405	$(50)
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
Certain mortgage-backed securities and collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at March 31, 2017, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.
NOTE 4 - LOANS RECEIVABLE
Loans receivable are as follows:

	March 31, 2017	December 31, 2016
One-to-four family residential real estate	$122,310	$135,218
Multi-family mortgage	549,829	542,887
Nonresidential real estate	179,896	182,152
Construction and land	1,354	1,302
Commercial loans	105,671	103,063
Commercial leases	364,768	352,539
Consumer	1,896	2,255
	1,325,724	1,319,416
Net deferred loan origination costs	1,534	1,663
Allowance for loan losses	(7,971)	(8,127)
Loans, net	$1,319,287	$1,312,952
The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
March 31, 2017
One-to-four family residential real estate	$—	$993	$993	$4,869	$117,441	$122,310
Multi-family mortgage	—	3,704	3,704	703	549,126	549,829
Nonresidential real estate	—	1,732	1,732	—	179,896	179,896
Construction and land	—	33	33	—	1,354	1,354
Commercial loans	—	807	807	—	105,671	105,671
Commercial leases	—	685	685	—	364,768	364,768
Consumer	—	17	17	—	1,896	1,896
	$—	$7,971	$7,971	$5,572	$1,320,152	1,325,724
Net deferred loan origination costs						1,534
Allowance for loan losses						(7,971)
Loans, net						$1,319,287

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2016
One-to-four family residential real estate	$—	$1,168	$1,168	$4,962	$130,256	$135,218
Multi-family mortgage	—	3,647	3,647	787	542,100	542,887
Nonresidential real estate	26	1,768	1,794	260	181,892	182,152
Construction and land	—	32	32	—	1,302	1,302
Commercial loans	—	733	733	—	103,063	103,063
Commercial leases	—	714	714	—	352,539	352,539
Consumer	—	39	39	—	2,255	2,255
	$26	$8,101	$8,127	$6,009	$1,313,407	1,319,416
Net deferred loan origination costs						1,663
Allowance for loan losses						(8,127)
Loans, net						$1,312,952
Activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$8,127	$9,691
Loans charged off:
One-to-four family residential real estate	(171)	(52)
Multi-family mortgage	(3)	(45)
Nonresidential real estate	(165)	(3)
Consumer	—	(16)
	(339)	(116)
Recoveries:
One-to-four family residential real estate	6	81
Multi-family mortgage	11	137
Construction and land	—	35
Commercial loans	5	77
Consumer	—	1
	22	331
Net recoveries (charge-offs)	(317)	215
Provision for (recovery of) loan losses	161	(490)
Ending balance	$7,971	$9,416

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
Less unamortized discount
Less previous charge-offs
Plus recorded accrued interest
Less reserve for uncollected interest
= Recorded investment
The following tables present loans individually evaluated for impairment by class of loans:

					Three months ended March 31, 2017
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2017
With no related allowance recorded:
One-to-four family residential real estate	$5,146	$4,250	$871	$—	$4,453	$19
One-to-four family residential real estate - non-owner occupied	624	588	60	—	634	—
Multi-family mortgage - Illinois	704	706	—	—	727	10
	$6,474	$5,544	$931	$—	$5,814	$29

					Year ended December 31, 2016
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2016
With no related allowance recorded:
One-to-four family residential real estate	$5,379	$4,548	$886	$—	$2,947	$70
One-to-four family residential real estate - non-owner occupied	503	386	119	—	251	9
Multi-family mortgage - Illinois	787	787	—	—	980	41
	6,669	5,721	1,005	—	4,178	120
With an allowance recorded:
Nonresidential real estate	262	260	21	26	164	—
	262	260	21	26	164	—
	$6,931	$5,981	$1,026	$26	$4,342	$120

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual Loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
March 31, 2017
One-to-four family residential real estate	$2,049	$1,724	$—
One-to-four family residential real estate – non-owner occupied	550	572	—
Multi-family mortgage - Illinois	158	106	—
	$2,757	$2,402	$—
December 31, 2016
One-to-four family residential real estate	$2,861	$2,483	$—
One-to-four family residential real estate – non-owner occupied	428	368	—
Multi-family mortgage - Illinois	187	185	—
Nonresidential real estate	262	260	—
	$3,738	$3,296	$—
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $208,000 and $199,000 at March 31, 2017 and December 31, 2016, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at March 31, 2017 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$881	$51	$1,597	$2,529	$88,704	$91,233
One-to-four family residential real estate loans – non-owner occupied	471	3	573	1,047	29,452	30,499
Multi-family mortgage - Illinois	1,415	—	106	1,521	293,113	294,634
Multi-family mortgage - Other	—	—	—	—	252,197	252,197
Nonresidential real estate	—	—	—	—	177,998	177,998
Construction	—	—	—	—	1,025	1,025
Land	—	—	—	—	327	327
Commercial loans:
Regional commercial banking	—	—	—	—	41,149	41,149
Health care	—	—	—	—	35,957	35,957
Direct commercial lessor	—	—	—	—	28,779	28,779
Commercial leases:
Investment rated commercial leases	1,487	—	—	1,487	279,408	280,895
Other commercial leases	140	—	—	140	85,711	85,851
Consumer	5	—	—	5	1,899	1,904
	$4,399	$54	$2,276	$6,729	$1,315,719	$1,322,448

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the aging of the recorded investment of loans at December 31, 2016 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$984	$335	$2,235	$3,554	$92,665	$96,219
One-to-four family residential real estate loans – non-owner occupied	664	114	368	1,146	37,179	38,325
Multi-family mortgage - Illinois	605	439	184	1,228	294,223	295,451
Multi-family mortgage - Other	—	—	—	—	243,944	243,944
Nonresidential real estate	—	—	260	260	178,644	178,904
Construction	—	—	—	—	950	950
Land	—	—	—	—	349	349
Commercial loans:
Regional commercial banking	—	—	—	—	36,086	36,086
Health care	—	—	—	—	35,455	35,455
Direct commercial lessor	—	—	—	—	31,847	31,847
Commercial leases:
Investment rated commercial leases	51	—	—	51	269,430	269,481
Other commercial leases	—	—	—	—	84,988	84,988
Consumer	—	—	—	—	2,263	2,263
	$2,304	$888	$3,047	$6,239	$1,308,023	$1,314,262
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
The Company had $17,000 of TDRs at March 31, 2017, compared to $341,000 at December 31, 2016. No specific valuation reserves were allocated to those loans at March 31, 2017 and December 31, 2016. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date. During the first quarter of 2017, six loans totaling $324,000 were declassified as TDRs as they successfully met the criteria for removal from TDR status.
The following table presents loans classified as TDRs:

	March 31, 2017	December 31, 2016
One-to-four family residential real estate	$—	$205
Troubled debt restructured loans – accrual loans	—	205
One-to-four family residential real estate	17	136
Troubled debt restructured loans – nonaccrual loans	17	136
Total troubled debt restructured loans	$17	$341
During the three months ended March 31, 2017, there were no loans modified and classified as TDRs. During the three months ended March 31, 2016, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDR activity:

	Three Months Ended March 31,
	2017			2016
	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment	Number of loans	Pre- Modification outstanding recorded investment	Post- Modification outstanding recorded investment
One-to-four family residential real estate	—	$—	$—	1	$63	$63

	Due to reduction in interest rate	Due to extension of maturity date	Due to permanent reduction in recorded investment	Total
For the Three Months Ended March 31, 2016
One-to-four family residential real estate	$—	$63	$—	$63
The TDRs described above had no impact on interest income, resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs for the three months ended March 31, 2016.
The following table presents TDRs for which there was a payment default during the three months ended March 31, 2017 and 2016 within twelve months following the modification.

	2017		2016
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	1	$17	2	$42
A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The TDRs for which there was a payment default resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs during the three months ended March 31, 2017 and 2016.
There were certain other loan modifications during the three months ended March 31, 2017 that did not meet the definition of a TDR. These loans had a total recorded investment of $133,000 at March 31, 2017. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant. There were no other loan modifications for the three months ended March 31, 2016.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.
As of March 31, 2017, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$89,198	$—	$685	$1,724	$91,607
One-to-four family residential real estate loans – non-owner occupied	30,089	—	41	573	30,703
Multi-family mortgage loans - Illinois	295,523	—	769	107	296,399
Multi-family mortgage loans - Other	253,430	—	—	—	253,430
Nonresidential real estate loans	179,788	—	108	—	179,896
Construction loans	1,022	—	—	—	1,022
Land loans	332	—	—	—	332
Commercial loans:
Regional commercial banking	41,066	—	14	—	41,080
Health care	35,948	—	—	—	35,948
Direct commercial lessor	28,643	—	—	—	28,643
Commercial leases:
Investment rated commercial leases	279,345	—	—	—	279,345
Other commercial leases	85,423	—	—	—	85,423
Consumer	1,896	—	—	—	1,896
	$1,321,703	$—	$1,617	$2,404	$1,325,724

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of December 31, 2016, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$93,514	$—	$629	$2,486	$96,629
One-to-four family residential real estate loans – non-owner occupied	38,179	—	41	369	38,589
Multi-family mortgage loans - Illinois	297,826	122	1,048	187	299,183
Multi-family mortgage loans - Other	243,704	—	—	—	243,704
Nonresidential real estate loans	180,047	—	1,845	260	182,152
Construction loans	946	—	—	—	946
Land loans	356	—	—	—	356
Commercial loans:
Regional commercial banking	35,944	—	66	—	36,010
Health care	35,372	—	—	—	35,372
Direct commercial lessor	30,881	800	—	—	31,681
Commercial leases:
Investment rated commercial leases	268,022	—	—	—	268,022
Other commercial leases	84,356	161	—	—	84,517
Consumer	2,255	—	—	—	2,255
	$1,311,402	$1,083	$3,629	$3,302	$1,319,416
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

	March 31, 2017			December 31, 2016
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$2,086	$(100)	$1,986	$1,702	$(137)	$1,565
Multi-family mortgage	615	—	615	370	—	370
Nonresidential real estate	1,933	(125)	1,808	1,171	(105)	1,066
Land	1,077	(185)	892	1,101	(207)	894
	$5,711	$(410)	$5,301	$4,344	$(449)	$3,895

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - OTHER REAL ESTATE OWNED (continued)

The following represents the roll forward of OREO and the composition of OREO properties:

	For the Three Months Ended March 31,
	2017	2016
Beginning balance	$3,895	$7,011
New foreclosed properties	1,936	65
Valuation adjustments	(20)	(119)
Sales and Payments	(510)	(1,328)
Ending balance	$5,301	$5,629
Activity in the valuation allowance is as follows:

	For the Three Months Ended March 31,
	2017	2016
Beginning balance	$449	$1,042
Additions charged to expense	20	119
Reductions from sales of other real estate owned	(59)	(507)
Ending balance	$410	$654
At March 31, 2017 and December 31, 2016, the balance of OREO includes no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At March 31, 2017 and December 31, 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $1.5 million and $1.6 million, respectively.
NOTE 6 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase, included with borrowings on the consolidated balance sheet, are shown below.

	March 31, 2017
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$2,046	$—	$—	$—	$2,046
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$2,046

	December 31, 2016
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$1,069	$—	$—	$—	$1,069
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$1,069
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $4.6 million and $4.7 million at March 31, 2017 and December 31, 2016, respectively. Also included in total borrowings were advances from the FHLBC of $50.0 million at March 31, 2017 and December 31, 2016.

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
NOTE 7 – EMPLOYEE BENEFIT PLAN
Employee Stock Ownership Plan. On March 29, 2017, the BankFinancial NA Employee Stock Ownership Plan (the "ESOP") was terminated and the ESOP repaid all amounts owing under the ESOP’s Term Loan Agreement with the Company (the “Share Acquisition Loan”). The ESOP repaid the Share Acquisition Loan by transferring 753,490 unallocated shares of the Company’s common stock to the Company in exchange for the full satisfaction of the Share Acquisition Loan, using the valuation method provided for in the ESOP. A total of 78,362 unallocated shares remained in the ESOP after the Share Acquisition Loan was repaid, and these shares were released and will be allocated to the accounts of eligible ESOP participants who were actively employed by the Bank as of March 29, 2017, based on their account balances, subject to the receipt of a favorable IRS determination letter. These transactions resulted in the recording of one-time, non-cash, non-tax deductible equity compensation expense of $1.1 million in the first quarter of 2017. The Share Acquisition Loan had no outstanding principal balance at March 31, 2017 and $10.8 million at December 31, 2016.
The Company made the Share Acquisition Loan to the ESOP in the original principal amount of $19.6 million in connection with the Company’s mutual to stock conversion in June of 2005. The proceeds of the Share Acquisition Loan were used by the ESOP to purchase 1,957,300 shares of the Company’s common stock issued in the subscription offering price of $10.00 per share. The Share Acquisition Loan was secured by a pledge of the acquired shares and the ESOP made annual loan payments with funds it received from the Bank’s discretionary contributions to the ESOP in subsequent years and dividends it received on unallocated shares. As loan payments were made, the Company recorded compensation expense based on the allocation of shares released.
ESOP benefit expense is recorded based upon the fair value of the awarded shares, net of dividends and interest received on unallocated ESOP shares. ESOP benefit expense totaled $1.3 million for the year ended December 31, 2016.
Shares held by the ESOP were as follows:

	March 31, 2017	December 31, 2016
Allocated to participants	1,203,810	1,125,448
Distributed to participants	(314,062)	(313,223)
Unearned	—	831,852
Total ESOP shares	889,748	1,644,077
Fair value of unearned shares	$—	$12,328

NOTE 8 – EQUITY INCENTIVE PLAN
On June 27, 2006, the Company’s stockholders approved the BankFinancial Corporation 2006 Equity Incentive Plan, which authorized the Human Resources Committee of the Board of Directors of the Company to grant a variety of cash- and equity-based incentive awards, including stock options, stock appreciation rights, restricted stock, performance shares and other incentive awards, to employees and directors aggregating up to 3,425,275 shares of the Company’s common stock. The Plan provides that no awards may be granted under the Plan after the ten-year anniversary of the Effective Date. Consequently, no further awards will be granted under this Plan.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 8 – EQUITY INCENTIVE PLAN (continued)

As of December 31, 2016, there were 1,752,156 stock options outstanding. The Company recognized $979,000 of equity-based compensation expense relating to the granting of stock options for the year ended December 31, 2016. There was no equity-based compensation expense for the three months ended March 31, 2017. A summary of the activity in the stock option plan for 2017 and 2016 follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Stock options outstanding at December 31, 2015	1,752,156	$12.30	1.48	$778
Stock options granted	—	—
Stock options exercised	—	—
Stock options outstanding at December 31, 2016	1,752,156	$12.30	0.48	$4,422
Stock options granted	—	—
Stock options exercised	(1,717,817)	12.30
Stock options outstanding at March 31, 2017	34,339	$12.05	0.15	$85
Stock options exercisable at March 31, 2017	34,339	12.05	0.15	85
Fully vested and expected to vest	34,339	12.05	0.15	85

(1)
Stock option aggregate intrinsic value represents the number of shares subject to options multiplied by the difference (if positive) in the closing market price of the common stock underlying the options on the date shown and the weighted average exercise price.

During the three months ended March 31, 2017, 1,717,817 stock options were exercised. All stock options were exercised on a net settlement basis, using a portion of the shares obtained upon exercise in payment of the exercise price of the stock option. The net settlement resulted in the issuance of 273,514 of the Company's common stock. Certain employees chose to use a portion of the net shares received upon the exercise to pay required tax withholdings. This reduced the net shares issued by 81,299 shares to 192,215 shares.
NOTE 9 – FAIR VALUE
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

NOTE 9 - FAIR VALUE (continued)

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2017
Securities:
Certificates of deposit	$—	$89,926	$—	$89,926
Equity mutual fund	499	—	—	499
Mortgage-backed securities – residential	—	14,509	—	14,509
Collateralized mortgage obligations – residential	—	5,281	—	5,281
SBA-guaranteed loan participation certificates	—	15	—	15
	$499	$109,731	$—	$110,230
December 31, 2016
Securities:
Certificates of deposit	$—	$85,938	$—	$85,938
Equity mutual fund	499	—	—	499
Mortgage-backed securities - residential	—	15,184	—	15,184
Collateralized mortgage obligations – residential	—	5,574	—	5,574
SBA-guaranteed loan participation certificates	—	17	—	17
	$499	$106,713	$—	$107,212

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 9 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2017
Other real estate owned:
Nonresidential real estate	$—	$—	$49	$49
	$—	$—	$49	$49

December 31, 2016
Impaired loans:
Nonresidential real estate	—	—	234	234
	$—	$—	$234	$234
Other real estate owned:
One-to-four family residential real estate	$—	$—	$1,282	$1,282
Nonresidential real estate	—	—	553	553
Land	—	—	47	47
	$—	$—	$1,882	$1,882
At March 31, 2017 there were no impaired loans that were measured for impairment using the fair value of the collateral for collateral–dependent loans and which have specific valuation allowances, compared to a carrying amount of $260,000 and a valuation allowance of $26,000 at December 31, 2016. The decrease in the valuation allowance resulted in a decrease in the provision for loan losses of $26,000 for the three months ended March 31, 2017. There was an increase in the provision for loan losses of $13,000 for the three months ended March 31, 2016.
OREO, which is carried at the lower of cost or fair value less costs to sell, had a carrying value of $86,000 less a valuation allowance of $37,000, or $49,000 at March 31, 2017, compared to a carrying value of $2.3 million less a valuation allowance of $434,000, or $1.9 million at December 31, 2016. There were $20,000 of valuation adjustments of OREO recorded for the three months ended March 31, 2017. There were $119,000 of valuation adjustments of OREO recorded for the three months ended March 31, 2016.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2017:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
Other real estate owned:
Nonresidential real estate loans	$49	Sales comparison	Comparison between sales and income approaches	3.6%
Other real estate owned	$49

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 9 - FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
Impaired loans
Nonresidential real estate	$234	Sales comparison	Comparison between sales and income approaches	-10.2%
	$234
Other real estate owned
One-to-four family residential real estate	$1,282	Sales comparison	Discount applied to valuation	8.62% to 20.04% (11.9%)
Nonresidential real estate	553	Sales comparison	Comparison between sales and income approaches	-3.22% to 4.58(3.7%)
Land	47	Sales comparison	Discount applied to valuation	5.74% to 31.60% (25.2%)
	$1,882
The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at March 31, 2017 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$75,466	$10,247	$65,219	$—	$75,466
Securities	110,230	499	109,731	—	110,230
Loans receivable, net of allowance for loan losses	1,319,287	—	1,321,180	—	1,321,180
FHLBC and FRB stock	8,147	—	—	—	N/A
Accrued interest receivable	4,478	—	4,478	—	4,478
Financial liabilities
Noninterest-bearing demand deposits	$234,415	$—	$234,415	$—	$234,415
Savings deposits	161,938	—	161,938	—	161,938
NOW and money market accounts	571,138	—	571,138	—	571,138
Certificates of deposit	361,791	—	360,644	—	360,644
Borrowings	52,046	—	52,073	—	52,073
Accrued interest payable	135	—	135	—	135

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 9 - FAIR VALUE (continued)

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
These risks and uncertainties, as well as the Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and this Quarterly Report on Form 10-Q, as well as other filings we make with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and all amendments thereto, as filed with the Securities and Exchange Commission.
Overview
Total loans increased in the first quarter of 2017 due to net growth in multi-family and commercial loans, and net growth in commercial leases related to the final installment of a $20.4 million commercial lease portfolio purchase. Total commercial-related loan balances reached a new record level of $1.2 billion, and now comprise 91% of total loans. New loan and lease opportunities continue to arise but it remains difficult to predict the quantity of new loan originations and net loan balances in future quarters due to the various competitive factors we encounter.
Our average yield on loans increased modestly due to the relative composition of new loan originations, partially offset by an increase in higher-yield loan payoffs. Accordingly, our net interest margin expanded modestly due to the higher average loan yield. The expansion of our net interest margin was partially offset by an increase in our cost of funds due to asset-liability duration management activities. Non-interest income decreased modestly due primarily to slightly lower deposit-account related fee income and reduced loan fee income.
Non-interest expense increased primarily due to equity-linked compensation and benefit expense, including the termination of our ESOP and the repayment of the ESOP loan in the first quarter of 2017. These transactions resulted in the recording of a non-tax deductible equity compensation expense of $1.1 million during the first quarter and the elimination of future ESOP benefit expense for greater efficiency and flexibility in managing retirement benefits. Compared to the actual expense recorded for the first quarter of 2017, we expect that our compensation and benefits expense for each of the remaining three quarters of 2017 will be approximately $1.3 million less than it was in the first quarter of 2017. In addition, exercises of stock options outstanding resulted in additional payroll tax and retirement benefit expense of approximately $150,000, which was more than offset by a related income tax benefit of approximately $950,000. We also expect that our marketing and information technology expenses will decline by an average of $200,000 per quarter for the remainder of 2017. Other non-interest expenses remained well-contained.
Past due and classified loan trends remain favorable. Our ratio of nonperforming loans to total loans was 0.18% and our ratio of non-performing assets to total assets was 0.48% at March 31, 2017. Non-performing commercial-related loans represented only 0.01% of total commercial-related loans. Non-performing asset and OREO expenses increased slightly in the first quarter due in part to real estate taxes and litigation expenses against a borrower and guarantor on a previously charged-off loan. We continue to focus on pro-active portfolio management and resolutions of non-performing loans and assets to maintain our strong asset quality ratios and reduce non-performing asset expense to the lowest practicable levels.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	March 31, 2017	December 31, 2016	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,603,473	$1,620,037	$(16,564)
Loans, net	1,319,287	1,312,952	6,335
Securities, at fair value	110,230	107,212	3,018
Other real estate owned, net	5,301	3,895	1,406
Deposits	1,329,282	1,339,390	(10,108)
Borrowings	52,046	51,069	977
Equity	202,021	204,780	(2,759)

	Three Months Ended March 31,
	2017	2016	Change
	(Dollars in thousands)
Selected Operating Data:
Interest income	$13,362	$12,759	$603
Interest expense	1,276	856	420
Net interest income	12,086	11,903	183
Provision for (recovery of) loan losses	161	(490)	651
Net interest income after provision for (recovery of) loan losses	11,925	12,393	(468)
Noninterest income	1,544	1,594	(50)
Noninterest expense	11,266	10,930	336
Income before income tax expense	2,203	3,057	(854)
Income tax expense	322	1,153	(831)
Net income	$1,881	$1,904	$(23)

	Three Months Ended March 31,
	2017	2016
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.47%	0.50%
Return on equity (ratio of net income to average equity) (1)	3.66	3.59
Average equity to average assets	12.87	14.03
Net interest rate spread (1) (2)	3.15	3.30
Net interest margin (1) (3)	3.26	3.39
Efficiency ratio (4)	82.66	80.98
Noninterest expense to average total assets (1)	2.82	2.89
Average interest-earning assets to average interest-bearing liabilities	132.57	136.26
Dividends declared per share	$0.06	$0.05
Dividend payout ratio	61.42%	53.05%

	At March 31, 2017	At December 31, 2016
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.48%	0.44%
Nonperforming loans to total loans	0.18	0.25
Allowance for loan losses to nonperforming loans	331.85	246.57
Allowance for loan losses to total loans	0.60	0.62
Capital Ratios:
Equity to total assets at end of period	12.60%	12.64%
Tier 1 leverage ratio (Bank only)	10.94%	10.27%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	242	246

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.
Comparison of Financial Condition at March 31, 2017 and December 31, 2016
Total assets decreased $16.6 million, or 1.0%, to $1.603 billion at March 31, 2017, from $1.620 billion at December 31, 2016. The decrease in total assets was primarily due to a decrease in cash and cash equivalents. Partially offsetting this decrease was a $6.3 million, or 0.5%, increase in loans to $1.319 billion at March 31, 2017, from $1.313 billion at December 31, 2016 and a $3.0 million, or 2.8%, increase in securities to $110.2 million at March 31, 2017, from $107.2 million at December 31, 2016.
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together totaled 90.6% of gross loans at March 31, 2017. Commercial leases increased $12.2 million, or 3.5%, due in part to the Company's acquisition of a portfolio of investment-grade commercial leases from a competitor exiting the sector. The Company closed $20.4 million of the commercial lease portfolio acquisition late in the first quarter of 2017, consisting of commercial leases having an average rate of 2.13% and an average duration of approximately 26 months. Multi-family mortgage loans increased by $6.9 million, or 1.3% and commercial loans increased by $2.6 million, or 2.5%. The Bank’s primary lending area consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family lending activities in carefully selected metropolitan areas outside our primary lending area, and engage in certain types of commercial lending and leasing activities on a nationwide basis. At March 31, 2017, $287.7 million, or 52.3%, of our multi-family loans were in the Metropolitan Statistical Area for Chicago, Illinois, while $66.7 million, or 12.1%, were in the Metropolitan Statistical Area for Dallas, Texas; $54.6 million, or 9.9%, were in the Metropolitan Statistical Area for Denver, Colorado; $26.5 million, or 4.8%, were in the Metropolitan Statistical Area for Tampa, Florida and $19.7 million, or 3.6%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota. This information reflects the location of the collateral, but does not necessarily reflect the location of the borrower.
Total liabilities decreased $13.8 million, or 1.0%, to $1.401 billion at March 31, 2017, from $1.415 billion at December 31, 2016, primarily due to decreases in noninterest-bearing and money market accounts. The decreases were partially offset by increases in savings deposits and certificates of deposit. Total deposits decreased $10.1 million, or 0.8%, to $1.329 billion at March 31, 2017, from $1.339 billion at December 31, 2016. Certificates of deposit increased $10.2 million, or 2.9%, to $361.8 million at March 31, 2017, from $351.6 million at December 31, 2016. This increase included a $11.7 million increase in brokered certificates of deposit. Interest-bearing NOW accounts decreased $897,000, or 0.34%, to $266.2 million at March 31, 2017, from $267.1 million at December 31, 2016. Savings accounts increased $1.9 million, or 1.2%, to $161.9 million at March 31, 2017, from $160.0 million at December 31, 2016. Noninterest-bearing demand deposits decreased $15.1 million, or 6.1%, to $234.4 million at March 31, 2017, from $249.5 million at December 31, 2016. Money market accounts decreased $6.2 million, or 1.99%, to $305.0 million at March 31, 2017, from $311.2 million at December 31, 2016. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) were 72.8% and 73.7% of total deposits at March 31, 2017 and December 31, 2016, respectively.
Total stockholders’ equity was $202.0 million at March 31, 2017, compared to $204.8 million at December 31, 2016. The decrease in total stockholders’ equity was due to the combined impact of our repurchase of 232,045 shares of our common stock at a total cost of $3.4 million, our declaration and payment of cash dividends totaling $1.2 million, and the $1.2 million net impact of exercise of stock options during the three months ended March 31, 2017. These items were partially offset by the net income of $1.9 million that we recorded for the three months ended March 31, 2017 and the $1.1 million impact of the ESOP loan repayment on March 29, 2017.
Operating Results for the Three Months Ended March 31, 2017 and 2016
Net Income. We had net income of $1.9 million for each of the three months ended March 31, 2017 and March 31, 2016. Earnings per basic and fully diluted share of common stock were $0.10 for both the three months ended March 31, 2017 and three months ended March 31, 2016.
Net Interest Income. Net interest income was $12.1 million for the three months ended March 31, 2017, compared to $11.9 million for the same period in 2016. The increase in net interest income reflected a $603,000, or 4.7%, increase in interest income, which was partially offset by a $420,000, or 49.1%, increase in interest expense.
The increase in interest income was primarily attributable to an increase in average interest-earning assets. Total average interest-earning assets increased $88.1 million, or 6.23%, to $1.502 billion for the three months ended March 31, 2017, from $1.414 billion for the same period in 2016. Our net interest rate spread decreased by 15 basis points to 3.15% for the three months ended March 31, 2017, from 3.30% for the same period in 2016. Our net interest margin decreased by 13 basis points to 3.26% for the three months ended March 31, 2017, from 3.39% for the same period in 2016. The decreases in the net interest rate spread and net interest margin resulted from increased average balances and increased costs for interest-bearing liabilities. The yield on interest-earning assets decreased two basis points to 3.61% for the three months ended March 31, 2017 from 3.63% for the same period 2016, and the cost of interest-bearing liabilities increased 13 basis points to 0.46% for the three months ended March 31, 2017, from 0.33% for the same period in 2016.

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

	For the Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,313,299	$12,760	3.94%	$1,238,270	$12,347	4.01%
Securities	113,756	349	1.24	118,557	314	1.07
Stock in FHLBC and FRB	9,158	99	4.38	6,257	14	0.90
Other	65,933	154	0.95	50,924	84	0.66
Total interest-earning assets	1,502,146	13,362	3.61	1,414,008	12,759	3.63
Noninterest-earning assets	93,045			99,675
Total assets	$1,595,191			$1,513,683
Interest-bearing liabilities:
Savings deposits	$160,456	43	0.11	$158,320	42	0.11
Money market accounts	307,121	273	0.36	324,516	249	0.31
NOW accounts	263,286	121	0.19	245,115	90	0.15
Certificates of deposit	352,929	743	0.85	234,872	406	0.70
Total deposits	1,083,792	1,180	0.44	962,823	787	0.33
Borrowings	49,306	96	0.79	74,907	69	0.37
Total interest-bearing liabilities	1,133,098	1,276	0.46	1,037,730	856	0.33
Noninterest-bearing deposits	235,167			242,290
Noninterest-bearing liabilities	21,547			21,341
Total liabilities	1,389,812			1,301,361
Equity	205,379			212,322
Total liabilities and equity	$1,595,191			$1,513,683
Net interest income		$12,086			$11,903
Net interest rate spread (2)			3.15%			3.30%
Net interest-earning assets (3)	$369,048			$376,278
Net interest margin (4)			3.26%			3.39%
Ratio of interest-earning assets to interest-bearing liabilities	132.57%			136.26%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
We recorded a provision for loan losses of $161,000 for the three months ended March 31, 2017, compared to a recovery of loan losses of $490,000 for the same period in 2016. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $130,000, or 1.6%, to $8.0 million at March 31, 2017, from $8.1 million at December 31, 2016. The reserve established for loans individually evaluated for impairment decreased $26,000 to no reserve for the three months ended March 31, 2017. Net charge-offs were $317,000 for the three months ended March 31, 2017.
The allowance for loan losses as a percentage of nonperforming loans was 331.85% at March 31, 2017, compared to 246.57% at December 31, 2016.
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
Noninterest Income

	Three Months Ended March 31,
	2017	2016	Change
	(Dollars in thousands)
Deposit service charges and fees	$529	$567	$(38)
Other fee income	481	495	(14)
Insurance commissions and annuities income	77	55	22
Gain on sale of loans, net	7	18	(11)
Gain on sales of securities	—	46	(46)
Loan servicing fees	68	73	(5)
Amortization of servicing assets	(31)	(28)	(3)
Recovery of servicing assets	—	(3)	3
Earnings on bank owned life insurance	63	51	12
Trust income	172	160	12
Other	178	160	18
Total noninterest income	$1,544	$1,594	$(50)
Noninterest income decreased $50,000, or 3.1%, to $1.5 million for the three months ended March 31, 2017, compared to $1.6 million for the three months ended March 31, 2016. Deposit service charges and fees decreased $38,000, or 6.7%, to $529,000 for the three months ended March 31, 2017, compared to $567,000 for the three months ended March 31, 2016. Other fee income decreased $14,000, or 2.8%, to $481,000 for the three months ended March 31, 2017, compared to $495,000 for the three months ended March 31, 2016. Noninterest income for the three months ended March 31, 2017 included a $7,000 gain on sale of loans. Earnings on bank owned life insurance and trust income each increased $12,000 for the three months ended March 31, 2017. Other income increased $18,000, or 11.3%, to $178,000 for the three months ended March 31, 2017, compared to $160,000 for the three months ended March 31, 2016. The results for the three months ended March 31, 2016 also included a $46,000 gain on the sale of certain securities the Bank acquired in its acquisition of Downers Grove National Bank in 2011.
Noninterest Expense

	Three Months Ended March 31,
	2017	2016	Change
	(Dollars in thousands)
Compensation and benefits	$6,352	$5,993	$359
Office occupancy and equipment	1,622	1,647	(25)
Advertising and public relations	381	222	159
Information technology	753	724	29
Supplies, telephone and postage	332	376	(44)
Amortization of intangibles	129	136	(7)
Nonperforming asset management	104	84	20
Loss on sale other real estate owned	16	38	(22)
Valuation adjustments of other real estate owned	20	119	(99)
Operations of other real estate owned	177	219	(42)
FDIC insurance premiums	187	217	(30)
Other	1,193	1,155	38
Total noninterest expense	$11,266	$10,930	$336
Noninterest expense increased by $336,000, or 3.1%, to $11.3 million for the three months ended March 31, 2017, from $10.9 million for the same period in 2016. Compensation and benefits increased $359,000, primarily due to a one-time, non-cash, non-tax deductible equity compensation expense of $1.1 million related to the termination of the ESOP and the repayment of the ESOP’s Share Acquisition Loan on March 29, 2017 for greater efficiency and flexibility in managing retirement benefits. Compensation expense for the three months ended March 31, 2016 included $245,000 in stock-based compensation and incentive compensation accruals. Advertising and public relations expense increased $159,000, or 71.6%, to $381,000 for the three months ended March 31, 2017, from $222,000 for the same period in 2016. Nonperforming asset management expense increased $20,000, or 23.8%, to $104,000 for the three months ended March 31, 2017, from $84,000 for the same period in 2016. Valuation adjustments of OREO decreased $99,000, or 83.2%, to $20,000 for the three months ended March 31, 2017, compared to $119,000 for the same period in 2016.
Income Taxes
For the three months ended March 31, 2017, we recorded income tax expense of $322,000, compared to $1.2 million for the three months ended March 31, 2016. Our effective tax rate for the three months ended March 31, 2017 was 14.6%,which includes the impact of the stock option exercises and the ESOP termination charge, compared to 37.7% for the same period in 2016. Excluding the impact of the stock option exercises and the ESOP termination charge, the effective tax rate for the three months ended March 31, 2017 would have been comparable to the effective tax rate for the same period in 2016.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At March 31, 2017, we had no loans in this category.

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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of March 31, 2017, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	March 31, 2017	December 31, 2016	Quarter Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$2,296	$2,851	$(555)
Multi-family mortgage	106	185	(79)
Nonresidential real estate	—	260	(260)
	2,402	3,296	(894)
Other real estate owned:
One-to-four family residential	1,986	1,565	421
Multi-family mortgage	615	370	245
Nonresidential real estate	1,808	1,066	742
Land	892	894	(2)
	5,301	3,895	1,406
Total nonperforming assets	$7,703	$7,191	$512
Ratios:
Nonperforming loans to total loans	0.18%	0.25%
Nonperforming assets to total assets	0.48	0.44
Nonperforming Assets
Nonperforming assets totaled $7.7 million at March 31, 2017, and $7.2 million at of December 31, 2016. Nonperforming assets increased $512,000 for the three months ended March 31, 2017. Although we experience occasional isolated instances of new nonaccrual loans, we believe that continuing our aggressive resolution posture will maintain the trends favoring very strong asset quality.
Four residential, one multi-family and two nonresidential real estate loans with a book balance of $1.9 million were transferred from nonaccrual loans to OREO during the three months ended March 31, 2017. We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize additional sources of funds through FHLBC advances. We had $50.0 million of FHLBC advances at March 31, 2017 and December 31, 2016.
As of March 31, 2017, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of March 31, 2017, we had no other material commitments for capital expenditures.

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
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2017 and December 31, 2016, the OCC categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well–capitalized status.
The Company and the Bank have each adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% (including the Capital Conservation Buffer ("CCB")). The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the CCB. The minimum CCB at March 31, 2017 is 1.25% and will increase 0.625% annually through 2019 to 2.5%. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose. As of March 31, 2017, the Bank and the Company were well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2017
Total capital (to risk-weighted assets):
Consolidated	$190,479	16.65%	$91,510	8.00%	N/A	N/A
BankFinancial, NA	180,381	15.76	91,582	8.00	$114,477	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	182,508	15.96	68,632	6.00	N/A	N/A
BankFinancial, NA	172,410	15.06	68,686	6.00	91,582	8.00
Common Tier 1 (CET1)
Consolidated	182,508	15.96	51,474	4.50	N/A	N/A
BankFinancial, NA	172,410	15.06	51,515	4.50	74,410	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	182,508	11.58	63,808	4.00	N/A	N/A
BankFinancial, NA	172,410	10.94	63,029	4.00	78,786	5.00

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Total capital (to risk-weighted assets):
Consolidated	$193,845	16.96%	$91,414	8.00%	N/A	N/A
BankFinancial, NA	168,113	14.72	91,386	8.00	$114,232	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	185,718	16.25	68,560	6.00	N/A	N/A
BankFinancial, NA	159,986	14.01	68,539	6.00	91,386	8.00
Common Tier 1 (CET1)
Consolidated	185,718	16.25	51,420	4.50	N/A	N/A
BankFinancial, NA	159,986	14.01	51,404	4.50	74,251	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	185,718	11.92	62,306	4.00	N/A	N/A
BankFinancial, NA	159,986	10.27	62,303	4.00	77,879	5.00
Capital Management - Company. Total stockholders’ equity was $202.0 million at March 31, 2017, compared to $204.8 million at December 31, 2016. The decrease in total stockholders’ equity was due to the combined impact of our repurchase of 232,045 shares of our common stock at a total cost of $3.4 million, our declaration and payment of cash dividends totaling $1.2 million, and the net impact of exercise of stock options of $1.2 million during the three months ended March 31, 2017. These items were partially offset by the net income of $1.9 million that we recorded for the three months ended March 31, 2017 and the $1.1 million impact of the ESOP loan repayment on March 29, 2017.
Quarterly Cash Dividends. The Company declared cash dividends of $0.06 and $0.05 per share for the three months ended March 31, 2017 and March 31, 2016, respectively.

Stock Repurchase Program. On October 27, 2016, the Board extended the expiration date of the current repurchase authorization from December 31, 2016 to June 30, 2017, and increased the total number of shares authorized for repurchase by an additional 478,789 shares. During the quarter ending March 31, 2017, the Company repurchased 232,045 shares of its common stock. As of March 31, 2017, the Company had repurchased 2,100,251 shares of its common stock out of the 2,580,755 shares of common stock authorized under this repurchase authorization.
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

Quantitative Analysis. The following table sets forth, as of March 31, 2017, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(31,325)	(12.65)%	$602	1.23%
+300	(19,434)	(7.85)	556	1.13
+200	(9,955)	(4.02)	527	1.07
+100	(3,869)	(1.56)	337	0.69
0
-25	(314)	(0.13)	(310)	(0.63)
The table set forth above indicates that at March 31, 2017, in the event of an immediate 25 basis point decrease in interest rates, the Bank would be expected to experience a 0.13% decrease in NPV and a $310,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 4.02% decrease in NPV and a $527,000 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended March 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the first quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
January 1, 2017 through January 31, 2017	—	$—	—	712,549
February 1, 2017 through February 28, 2017	79,228	14.29	79,228	633,321
March 1, 2017 through March 31, 2017	152,817	14.63	152,817	480,504
	232,045		232,045

(1)
On October 27, 2016, the Board extended the expiration date of the current repurchase authorization from December 31, 2016 to June 30, 2017, and increased the total number of shares authorized for repurchase by an additional 478,789 shares. As of March 31, 2017, the Company had repurchased 2,100,251 shares of its common stock out of the 2,580,755 shares of common stock authorized under this repurchase authorization.

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
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	April 26, 2017	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer