Form 10-Q
period 2017-06-30
BankFinancial CORP
filed 2017-07-26
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. At July 24, 2017, there were 18,177,790 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
June 30, 2017

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	June 30, 2017	December 31, 2016
Assets
Cash and due from other financial institutions	$9,835	$13,053
Interest-bearing deposits in other financial institutions	71,771	83,631
Cash and cash equivalents	81,606	96,684
Securities, at fair value	109,762	107,212
Loans receivable, net of allowance for loan losses: June 30, 2017, $8,122 and December 31, 2016, $8,127	1,335,835	1,312,952
Other real estate owned, net	4,896	3,895
Stock in Federal Home Loan Bank and Federal Reserve Bank, at cost	8,290	11,650
Premises and equipment, net	30,889	31,413
Accrued interest receivable	4,488	4,381
Core deposit intangible	531	782
Bank owned life insurance	22,723	22,594
Deferred taxes	20,676	22,411
Other assets	3,722	6,063
Total assets	$1,623,418	$1,620,037

Liabilities
Deposits
Noninterest-bearing	$229,921	$249,539
Interest-bearing	1,117,966	1,089,851
Total deposits	1,347,887	1,339,390
Borrowings	50,877	51,069
Advance payments by borrowers for taxes and insurance	13,693	11,041
Accrued interest payable and other liabilities	10,899	13,757
Total liabilities	1,423,356	1,415,257

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 18,229,860 shares issued at June 30, 2017 and 19,233,760 issued at December 31, 2016	182	192
Additional paid-in capital	158,060	173,047
Retained earnings	41,496	39,483
Unearned Employee Stock Ownership Plan shares	—	(8,318)
Accumulated other comprehensive income	324	376
Total stockholders’ equity	200,062	204,780
Total liabilities and stockholders’ equity	$1,623,418	$1,620,037

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest and dividend income
Loans, including fees	$12,956	$12,099	$25,716	$24,446
Securities	357	307	706	621
Other	336	175	589	273
Total interest income	13,649	12,581	27,011	25,340
Interest expense
Deposits	1,304	950	2,484	1,737
Borrowings	152	2	248	71
Total interest expense	1,456	952	2,732	1,808
Net interest income	12,193	11,629	24,279	23,532
Provision for loan losses	49	1,315	210	825
Net interest income after provision for loan losses	12,144	10,314	24,069	22,707
Noninterest income
Deposit service charges and fees	569	541	1,098	1,108
Other fee income	490	505	971	1,000
Insurance commissions and annuities income	52	72	129	127
Gain on sale of loans, net	53	3	60	21
Gain on sale of securities (includes $46 accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities for the six months ended June 30, 2016)	—	—	—	46
Loan servicing fees	62	75	130	148
Amortization and impairment of servicing assets	(28)	(37)	(59)	(68)
Earnings on bank owned life insurance	66	46	129	97
Trust income	193	165	365	325
Other	150	167	328	327
Total noninterest income	1,607	1,537	3,151	3,131
Noninterest expense
Compensation and benefits	5,110	5,713	11,462	11,706
Office occupancy and equipment	1,599	1,635	3,221	3,282
Advertising and public relations	259	252	640	474
Information technology	679	699	1,432	1,423
Supplies, telephone, and postage	358	297	690	673
Amortization of intangibles	122	129	251	265
Nonperforming asset management	27	127	131	211
Operations of other real estate owned	245	149	458	525
FDIC insurance premiums	125	236	312	453
Other	1,083	1,269	2,276	2,424
Total noninterest expense	9,607	10,506	20,873	21,436
Income before income taxes	4,144	1,345	6,347	4,402
Income tax expense	1,572	514	1,894	1,667
Net income	$2,572	$831	$4,453	$2,735
Basic earnings per common share	$0.14	$0.04	$0.24	$0.14
Diluted earnings per common share	$0.14	$0.04	$0.24	$0.14
Weighted average common shares outstanding	18,330,032	19,130,118	18,485,181	19,279,330
Diluted weighted average common shares outstanding	18,330,455	19,130,435	18,485,597	19,279,642

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$2,572	$831	$4,453	$2,735
Unrealized holding loss arising during the period	(63)	(40)	(83)	(62)
Tax effect	24	16	31	24
Net of tax	(39)	(24)	(52)	(38)
Reclassification adjustment for gain included in net income	—	—	—	(46)
Tax effect, included in income tax expense	—	—	—	18
Reclassification adjustment for gain included in net income, net of tax	—	—	—	(28)
Other comprehensive loss	(39)	(24)	(52)	(66)
Comprehensive income	$2,533	$807	$4,401	$2,669

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2016	$203	$184,797	$36,114	$(9,297)	$547	$212,364
Net income	—	—	2,735	—	—	2,735
Other comprehensive loss, net of tax	—	—	—	—	(66)	(66)
Repurchase and retirement of common stock (618,620 shares)	(6)	(7,667)	—	—	—	(7,673)
Nonvested stock awards-stock-based compensation expense	—	768	—	—	—	768
Cash dividends declared on common stock ($0.10 per share)	—	—	(2,004)	—	—	(2,004)
ESOP shares earned	—	97	—	486	—	583
Balance at June 30, 2016	$197	$177,995	$36,845	$(8,811)	$481	$206,707

Balance at January 1, 2017	$192	$173,047	$39,483	$(8,318)	$376	$204,780
Net income	—	—	4,453	—	—	4,453
Other comprehensive loss, net of tax	—	—	—	—	(52)	(52)
Net exercise of stock options (198,026 shares)	2	(1,239)	—	—	—	(1,237)
Prepayment of ESOP Share Acquisition Loan	(8)	(7,185)	—	8,318	—	1,125
Repurchase and retirement of common stock (448,436 shares)	(4)	(6,563)	—	—	—	(6,567)
Cash dividends declared on common stock ($0.13 per share)	—	—	(2,440)	—	—	(2,440)
Balance at June 30 , 2017	$182	$158,060	$41,496	$—	$324	$200,062

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$4,453	$2,735
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	210	825
Prepayment of ESOP Share Acquisition Loan	1,125	—
ESOP shares earned	—	583
Stock–based compensation expense	—	768
Depreciation and amortization	1,890	1,872
Amortization of premiums and discounts on securities and loans	(91)	(77)
Amortization of core deposit intangible	251	265
Amortization of servicing assets	59	68
Net change in net deferred loan origination costs	183	(37)
Net loss on sale of other real estate owned	31	—
Net gain on sale of loans	(60)	(21)
Net gain on sale of securities	—	(46)
Loans originated for sale	(1,016)	(503)
Proceeds from sale of loans	1,076	524
Other real estate owned valuation adjustments	74	129
Net change in:
Accrued interest receivable	(107)	226
Earnings on bank owned life insurance	(129)	(97)
Other assets	3,317	1,955
Accrued interest payable and other liabilities	(2,858)	(682)
Net cash from operating activities	8,408	8,487
Cash flows from investing activities
Securities
Proceeds from maturities	29,275	38,523
Proceeds from principal repayments	1,732	2,263
Proceeds from sales of securities	—	46
Purchases of securities	(33,648)	(31,857)
Loans receivable
Loan participations sold	3,615	—
Principal payments on loans receivable	295,864	249,183
Purchase of loans	(20,406)	—
Proceeds of loan sale	—	14,746
Originated for investment	(304,332)	(240,574)
Proceeds of redemption of Federal Home Loan Bank of Chicago stock	3,514	—
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(154)	—
Proceeds from sale of other real estate owned	830	1,630
Purchase of premises and equipment, net	(507)	(317)
Net cash from (used in) investing activities	(24,217)	33,643

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities
Net change in deposits	$8,497	$55,683
Net change in borrowings	(192)	(62,849)
Net change in advance payments by borrowers for taxes and insurance	2,652	893
Repurchase and retirement of common stock	(6,567)	(7,673)
Cash dividends paid on common stock	(2,440)	(2,004)
Shares retired for tax liability	(1,219)	—
Net cash from (used in) financing activities	731	(15,950)
Net change in cash and cash equivalents	(15,078)	26,180
Beginning cash and cash equivalents	96,684	59,377
Ending cash and cash equivalents	$81,606	$85,557

Supplemental disclosures of cash flow information:
Interest paid	$2,668	$1,710
Income taxes paid	176	175
Loans transferred to other real estate owned	1,936	121

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), is the owner of all of the issued and outstanding capital stock of BankFinancial, National Association (the “Bank”). The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 was effective January 1, 2017. This new pronouncement affects the effective tax rate reported as existing vested stock options are exercised. The amount of the impact on the effective tax rate is determined by the number of stock options exercised and the stock price of the Company when the stock options are exercised. Excess tax benefits and deficiencies are recorded in the tax expense.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements. Our initial review indicates that we have maintained sufficient historical loan data to support the requirements of this pronouncement. We are currently evaluating various loss methodologies to determine their correlation to our various loan categories' historical performance.
In March of 2017, the FASB issued ASU No. 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). This guidance shortens the amortization period for premiums on certain callable debt securities to the earliest call date (with an explicit, noncontingent call feature that is callable at a fixed price and on a preset dates), rather than contractual maturity date as currently required under GAAP. The ASU does not impact instruments without preset call dates such as mortgage-backed securities.  For instruments with contingent call features, once the contingency is resolved and the security is callable at a fixed price and preset date, the security is within the scope of the ASU.  ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted.  Effective January 2017, we early adopted the pronouncement. Adoption of the new pronouncement was immaterial to the consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income available to common stockholders	$2,572	$831	$4,453	$2,735
Average common shares outstanding	18,330,972	19,827,581	18,784,934	19,991,561
Less:
Unearned ESOP shares	—	(694,773)	(298,813)	(706,941)
Unvested restricted stock shares	(940)	(2,690)	(940)	(5,290)
Weighted average common shares outstanding	18,330,032	19,130,118	18,485,181	19,279,330
Add - Net effect of dilutive unvested restricted stock	423	317	416	312
Diluted weighted average common shares outstanding	18,330,455	19,130,435	18,485,597	19,279,642
Basic earnings per common share	$0.14	$0.04	$0.24	$0.14
Diluted earnings per common share	$0.14	$0.04	$0.24	$0.14
Number of antidilutive stock options excluded from the diluted earnings per share calculation	—	536,459	—	536,459
Weighted average exercise price of anti-dilutive option shares	$—	$12.99	$—	$12.99

NOTE 3 - SECURITIES
The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Certificates of deposit	$90,619	$—	$—	$90,619
Equity mutual fund	500	1	—	501
Mortgage-backed securities - residential	13,095	553	(19)	13,629
Collateralized mortgage obligations - residential	5,008	13	(22)	4,999
SBA-guaranteed loan participation certificates	14	—	—	14
	$109,236	$567	$(41)	$109,762
December 31, 2016
Certificates of deposit	$85,938	$—	$—	$85,938
Equity mutual fund	500	—	(1)	499
Mortgage-backed securities - residential	14,561	644	(21)	15,184
Collateralized mortgage obligations - residential	5,587	15	(28)	5,574
SBA-guaranteed loan participation certificates	17	—	—	17
	$106,603	$659	$(50)	$107,212

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

The mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at June 30, 2017 and December 31, 2016.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017
	Amortized Cost	Fair Value
Due in one year or less	$90,619	$90,619
Equity mutual fund	500	501
Mortgage-backed securities - residential	13,095	13,629
Collateralized mortgage obligations - residential	5,008	4,999
SBA-guaranteed loan participation certificates	14	14
	$109,236	$109,762
Sales of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds	$—	$—	$—	$46
Gross gains	—	—	—	46
Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2017
Mortgage-backed securities - residential	$1,167	$(19)	$—	$—	$1,167	$(19)
Collateralized mortgage obligations - residential	—	—	3,490	(22)	3,490	(22)
	$1,167	$(19)	$3,490	$(22)	$4,657	$(41)

December 31, 2016
Equity Mutual Fund	$499	$(1)	$—	$—	$499	$(1)
Mortgage-backed securities - residential	1,187	(21)	—	—	1,187	(21)
Collateralized mortgage obligations - residential	3,691	(18)	1,028	(10)	4,719	(28)
	$5,377	$(40)	$1,028	$(10)	$6,405	$(50)
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
Certain mortgage-backed securities and collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at June 30, 2017, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.
NOTE 4 - LOANS RECEIVABLE
Loans receivable are as follows:

	June 30, 2017	December 31, 2016
One-to-four family residential real estate	$115,659	$135,218
Multi-family mortgage	555,691	542,887
Nonresidential real estate	177,436	182,152
Construction and land	2,265	1,302
Commercial loans	129,200	103,063
Commercial leases	360,397	352,539
Consumer	1,829	2,255
	1,342,477	1,319,416
Net deferred loan origination costs	1,480	1,663
Allowance for loan losses	(8,122)	(8,127)
Loans, net	$1,335,835	$1,312,952
The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
June 30, 2017
One-to-four family residential real estate	$—	$912	$912	$4,745	$110,914	$115,659
Multi-family mortgage	—	3,668	3,668	965	554,726	555,691
Nonresidential real estate	—	1,631	1,631	—	177,436	177,436
Construction and land	—	54	54	—	2,265	2,265
Commercial loans	—	1,012	1,012	—	129,200	129,200
Commercial leases	—	830	830	—	360,397	360,397
Consumer	—	15	15	—	1,829	1,829
	$—	$8,122	$8,122	$5,710	$1,336,767	1,342,477
Net deferred loan origination costs						1,480
Allowance for loan losses						(8,122)
Loans, net						$1,335,835

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2016
One-to-four family residential real estate	$—	$1,168	$1,168	$4,962	$130,256	$135,218
Multi-family mortgage	—	3,647	3,647	787	542,100	542,887
Nonresidential real estate	26	1,768	1,794	260	181,892	182,152
Construction and land	—	32	32	—	1,302	1,302
Commercial loans	—	733	733	—	103,063	103,063
Commercial leases	—	714	714	—	352,539	352,539
Consumer	—	39	39	—	2,255	2,255
	$26	$8,101	$8,127	$6,009	$1,313,407	1,319,416
Net deferred loan origination costs						1,663
Allowance for loan losses						(8,127)
Loans, net						$1,312,952
Activity in the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$7,971	$9,416	$8,127	$9,691
Loans charged off:
One-to-four family residential real estate	(22)	(355)	(193)	(407)
Multi-family mortgage	—	(6)	(3)	(51)
Nonresidential real estate	—	(1,657)	(165)	(1,660)
Consumer	—	(2)	—	(18)
	(22)	(2,020)	(361)	(2,136)
Recoveries:
One-to-four family residential real estate	79	6	85	87
Multi-family mortgage	40	9	51	146
Nonresidential real estate	—	161	—	161
Construction and land	—	—	—	35
Commercial loans	5	28	10	105
Consumer	—	—	—	1
	124	204	146	535
Net recoveries (charge-offs)	102	(1,816)	(215)	(1,601)
Provision for loan losses	49	1,315	210	825
Ending balance	$8,122	$8,915	$8,122	$8,915

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
Less unamortized discount
Less previous charge-offs
Plus recorded accrued interest
Less reserve for uncollected interest
= Recorded investment
The following tables present loans individually evaluated for impairment by class of loans:

					Three months ended June 30, 2017		Six months ended June 30, 2017
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2017
With no related allowance recorded:
One-to-four family residential real estate	$5,071	$4,163	$884	$—	$3,972	$16	$3,771	$36
One-to-four family residential real estate - non-owner occupied	527	551	—	—	1,115	—	1,161	—
Multi-family mortgage - Illinois	972	964	—	—	727	10	753	21
	$6,570	$5,678	$884	$—	$5,814	$26	$5,685	$57

					Year ended December 31, 2016
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2016
With no related allowance recorded:
One-to-four family residential real estate	$5,379	$4,548	$886	$—	$2,947	$70
One-to-four family residential real estate - non-owner occupied	503	386	119	—	251	9
Multi-family mortgage - Illinois	787	787	—	—	980	41
	6,669	5,721	1,005	—	4,178	120
With an allowance recorded:
Nonresidential real estate	262	260	21	26	164	—
	262	260	21	26	164	—
	$6,931	$5,981	$1,026	$26	$4,342	$120

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual Loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
June 30, 2017
One-to-four family residential real estate	$3,726	$2,034	$—
One-to-four family residential real estate – non-owner occupied	709	551	—
Multi-family mortgage - Illinois	381	371	—
	$4,816	$2,956	$—
December 31, 2016
One-to-four family residential real estate	$2,861	$2,483	$—
One-to-four family residential real estate – non-owner occupied	428	368	—
Multi-family mortgage - Illinois	187	185	—
Nonresidential real estate	262	260	—
	$3,738	$3,296	$—
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $238,000 and $199,000 at June 30, 2017 and December 31, 2016, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at June 30, 2017 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$—	$98	$2,034	$2,132	$84,771	$86,903
One-to-four family residential real estate loans – non-owner occupied	2	3	551	556	27,559	28,115
Multi-family mortgage - Illinois	—	—	371	371	290,277	290,648
Multi-family mortgage - Other	—	—	—	—	258,835	258,835
Nonresidential real estate	—	—	—	—	174,126	174,126
Construction	—	—	—	—	1,962	1,962
Land	—	—	—	—	302	302
Commercial loans:
Regional commercial banking	—	—	—	—	41,027	41,027
Health care	—	—	—	—	54,176	54,176
Direct commercial lessor	—	—	—	—	34,198	34,198
Commercial leases:
Investment rated commercial leases	—	—	—	—	256,938	256,938
Other commercial leases	—	—	—	—	105,426	105,426
Consumer	1	—	—	1	1,836	1,837
	$3	$101	$2,956	$3,060	$1,331,433	$1,334,493

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
The Company had $17,000 of TDRs at June 30, 2017, compared to $341,000 at December 31, 2016. No specific valuation reserves were allocated to those loans at June 30, 2017 and December 31, 2016. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date.
The following table presents loans classified as TDRs:

	June 30, 2017	December 31, 2016
One-to-four family residential real estate	$—	$205
Troubled debt restructured loans – accrual loans	—	205
One-to-four family residential real estate	17	136
Troubled debt restructured loans – nonaccrual loans	17	136
Total troubled debt restructured loans	$17	$341
During the six months ended June 30, 2017, there were no loans modified and classified as TDRs. During the six months ended June 30, 2016, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDR activity:

	Six Months Ended June 30,
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
The following table presents TDRs for which there was a payment default during the six months ended June 30, 2017 and 2016 within twelve months following the modification.

	2017		2016
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	1	$17	3	$104
A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The TDRs for which there was a payment default resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs during the six months ended June 30, 2017 and 2016.
There were certain other loan modifications during the three and six months ended June 30, 2017 and 2016 that did not meet the definition of a TDR. These loans had a total recorded investment of $133,000 and $255,000 at June 30, 2017 and 2016, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.
As of June 30, 2017, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$84,977	$—	$324	$2,030	$87,331
One-to-four family residential real estate loans – non-owner occupied	27,736	—	40	552	28,328
Multi-family mortgage loans - Illinois	293,342	—	487	374	294,203
Multi-family mortgage loans - Other	261,488	—	—	—	261,488
Nonresidential real estate loans	177,330	—	106	—	177,436
Construction loans	1,957	—	—	—	1,957
Land loans	308	—	—	—	308
Commercial loans:
Regional commercial banking	41,001	—	7	—	41,008
Health care	53,162	—	1,000	—	54,162
Direct commercial lessor	34,030	—	—	—	34,030
Commercial leases:
Investment rated commercial leases	255,375	—	—	—	255,375
Other commercial leases	105,022	—	—	—	105,022
Consumer	1,823	—	6	—	1,829
	$1,337,551	$—	$1,970	$2,956	$1,342,477

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

	June 30, 2017			December 31, 2016
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$1,997	$(51)	$1,946	$1,702	$(137)	$1,565
Multi-family mortgage	361	(4)	357	370	—	370
Nonresidential real estate	1,902	(166)	1,736	1,171	(105)	1,066
Land	944	(87)	857	1,101	(207)	894
	$5,204	$(308)	$4,896	$4,344	$(449)	$3,895

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - OTHER REAL ESTATE OWNED (continued)

The following represents the roll forward of OREO and the composition of OREO properties:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$5,301	$5,629	$3,895	$7,011
New foreclosed properties	—	56	1,936	121
Valuation adjustments	(54)	(10)	(74)	(129)
Sales and Payments	(351)	(302)	(861)	(1,630)
Ending balance	$4,896	$5,373	$4,896	$5,373
Activity in the valuation allowance is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$410	$654	$449	$1,042
Additions charged to expense	54	10	74	129
Reductions from sales of other real estate owned	(156)	—	(215)	(507)
Ending balance	$308	$664	$308	$664
At June 30, 2017 and December 31, 2016, the balance of OREO included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At June 30, 2017 and December 31, 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $1.5 million and $1.6 million, respectively.
NOTE 6 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase, included with borrowings on the consolidated balance sheet, are shown below.

	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
June 30, 2017
Repurchase agreements and repurchase-to-maturity transactions	$877	$—	$—	$—	$877
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$877

December 31, 2016
Repurchase agreements and repurchase-to-maturity transactions	$1,069	$—	$—	$—	$1,069
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$1,069
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $4.1 million and $4.7 million at June 30, 2017 and December 31, 2016, respectively. Also included in total borrowings were advances from the FHLBC of $50.0 million at June 30, 2017 and December 31, 2016.
Because security values fluctuate due to market conditions, the Company has no control over the market value of securities sold under agreements to repurchase.  The Company is contractually obligated to promptly transfer additional securities to the counterparty if the market value of the securities falls below the repurchase price.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 – EMPLOYEE BENEFIT PLAN

Employee Stock Ownership Plan. On March 29, 2017, the BankFinancial, NA Employee Stock Ownership Plan (the "ESOP") was terminated and the ESOP repaid all amounts owing under the ESOP’s Term Loan Agreement with the Company (the “Share Acquisition Loan”). The ESOP repaid the Share Acquisition Loan by transferring 753,490 unallocated shares of the Company’s common stock to the Company in exchange for the full satisfaction of the Share Acquisition Loan, using the valuation method provided for in the ESOP. A total of 78,362 unallocated shares remained in the ESOP after the Share Acquisition Loan was repaid, and these shares were released and will be allocated to the accounts of eligible ESOP participants who were actively employed by the Bank as of March 29, 2017, based on their account balances, subject to the receipt of a favorable IRS determination letter. These transactions resulted in the recording of one-time, non-cash, non-tax deductible equity compensation expense of $1.1 million in the first quarter of 2017. The Share Acquisition Loan had no outstanding principal balance at June 30, 2017 and an outstanding principal balance of $10.8 million at December 31, 2016.
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
ESOP benefit expense was recorded based upon the fair value of the awarded shares, net of dividends and interest received on unallocated ESOP shares. ESOP benefit expense totaled $1.3 million for the year ended December 31, 2016.
Shares held by the ESOP were as follows:

	June 30, 2017	December 31, 2016
Allocated to participants	1,203,810	1,125,448
Distributed to participants	(317,914)	(313,223)
Unearned	—	831,852
Total ESOP shares	885,896	1,644,077
Fair value of unearned shares	$—	$12,328

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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 8 – EQUITY INCENTIVE PLAN (continued)

As of December 31, 2016, there were 1,752,156 stock options outstanding. The Company recognized $979,000 of equity-based compensation expense relating to the granting of stock options for the year ended December 31, 2016. There was no equity-based compensation expense for the six months ended June 30, 2017. A summary of the activity in the stock option plan for 2017 and 2016 follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Stock options outstanding at December 31, 2015	1,752,156	$12.30	1.48	$778
Stock options granted	—	—
Stock options exercised	—	—
Stock options outstanding at December 31, 2016	1,752,156	$12.30	0.48	$4,422
Stock options granted	—	—
Stock options exercised	(1,752,156)	12.30
Stock options outstanding at June 30, 2017	—	$—	0	$—

(1)
Stock option aggregate intrinsic value represents the number of shares subject to options multiplied by the difference (if positive) in the closing market price of the common stock underlying the options on the date shown and the weighted average exercise price.

During the six months ended June 30, 2017, 1,752,156 stock options were exercised. All stock options were exercised on a net settlement basis, using a portion of the shares obtained upon exercise to pay the exercise price of the stock option. The net settlement resulted in the issuance of 280,554 shares of the Company's common stock. Certain employees chose to use a portion of the net shares received upon the exercise to pay required tax withholdings. This reduced the net shares issued by 82,528 shares to 198,026 shares.
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2017
Securities:
Certificates of deposit	$—	$90,619	$—	$90,619
Equity mutual fund	501	—	—	501
Mortgage-backed securities – residential	—	13,629	—	13,629
Collateralized mortgage obligations – residential	—	4,999	—	4,999
SBA-guaranteed loan participation certificates	—	14	—	14
	$501	$109,261	$—	$109,762
December 31, 2016
Securities:
Certificates of deposit	$—	$85,938	$—	$85,938
Equity mutual fund	499	—	—	499
Mortgage-backed securities - residential	—	15,184	—	15,184
Collateralized mortgage obligations – residential	—	5,574	—	5,574
SBA-guaranteed loan participation certificates	—	17	—	17
	$499	$106,713	$—	$107,212

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 9 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2017
Other real estate owned:
One-to-four family residential real estate	$—	$—	$102	$102
Multi-family mortgage	—	—	112	112
Nonresidential real estate	—	—	900	900
	$—	$—	$1,114	$1,114

December 31, 2016
Impaired loans:
Nonresidential real estate	—	—	234	234
	$—	$—	$234	$234
Other real estate owned:
One-to-four family residential real estate	$—	$—	$1,282	$1,282
Nonresidential real estate	—	—	553	553
Land	—	—	47	47
	$—	$—	$1,882	$1,882
At June 30, 2017 there were no impaired loans that were measured for impairment using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances, compared to one impaired loan with a carrying amount of $260,000 and having specific valuation allowance of $26,000 at December 31, 2016. The decrease in the valuation allowance resulted in a decrease in the provision for loan losses of $26,000 for the six months ended June 30, 2017. There was an increase in the provision for loan losses of $37,000 for the six months ended June 30, 2016.
OREO, which is carried at the lower of cost or fair value less costs to sell, had a carrying value of $1.3 million less a valuation allowance of $179,000, or $1.1 million, at June 30, 2017, compared to a carrying value of $2.3 million less a valuation allowance of $434,000, or $1.9 million, at December 31, 2016. There were $74,000 of valuation adjustments of OREO recorded for the six months ended June 30, 2017. There were $129,000 of valuation adjustments of OREO recorded for the six months ended June 30, 2016.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 9 - FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2017:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
Other real estate owned:
One-to-four family residential real estate	$102	Sales comparison	Discount applied to valuation	5.6%
Multi-family mortgage	112	Sales comparison	Comparison between sales and income approaches	1.0%
Nonresidential real estate loans	$900	Sales comparison	Comparison between sales and income approaches	-3.66% - 15.22% (10.7%)
Other real estate owned	$1,114
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
	$1,882

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 9 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at June 30, 2017 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$81,606	$9,835	$71,771	$—	$81,606
Securities	109,762	501	109,261	—	109,762
Loans receivable, net of allowance for loan losses	1,335,835	—	1,342,214	—	1,342,214
FHLBC and FRB stock	8,290	—	—	—	N/A
Accrued interest receivable	4,488	—	4,488	—	4,488
Financial liabilities
Noninterest-bearing demand deposits	$229,921	$—	$229,921	$—	$229,921
Savings deposits	160,544	—	160,544	—	160,544
NOW and money market accounts	591,700	—	591,700	—	591,700
Certificates of deposit	365,722	—	364,543	—	364,543
Borrowings	50,877	—	50,024	—	50,024
Accrued interest payable	166	—	166	—	166

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$96,684	$13,053	$83,631	$—	$96,684
Securities	107,212	499	106,713	—	107,212
Loans receivable, net of allowance for loan losses	1,312,952	—	1,322,713	234	1,322,947
FHLBC and FRB stock	11,650	—	—	—	N/A
Accrued interest receivable	4,381	—	4,381	—	4,381
Financial liabilities
Noninterest-bearing demand deposits	$249,539	$—	$249,539	$—	$249,539
Savings deposits	160,002	—	160,002	—	160,002
NOW and money market accounts	578,237	—	578,237	—	578,237
Certificates of deposit	351,612	—	350,593	—	350,593
Borrowings	51,069	—	50,015	—	50,015
Accrued interest payable	102	—	102	—	102
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 9 - FAIR VALUE (continued)

FHLBC and FRB Stock: It is not practicable to determine the fair value of FHLBC and FRB stock due to the restrictions placed on their transferability.
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
Cautionary Statement Regarding Forward-Looking Information
Forward Looking Statements
This Quarterly Report on Form 10-Q contains, and other periodic and current reports, press releases and other public stockholder communications of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. Forward-looking statements may include statements relating to our future plans, strategies and expectations, as well as our future revenues, earnings, losses, financial performance, financial condition, asset quality metrics and future prospects. Forward looking statements are generally identifiable by use of the words “believe,” “may,” “will,” “should,” “could,” “expect,” “estimate,” “intend,” “anticipate,” “preliminary,” “project,” “plan,” or similar expressions. Forward looking statements speak only as of the date made. They are frequently based on assumptions that may or may not materialize, and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward looking statements. We intend all forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for the purpose of invoking these safe harbor provisions.
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
These risks and uncertainties, together with the Risk Factors and other information set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and this Quarterly Report on Form 10-Q, as well as other filings we make with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.
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
Overview
Total loans increased in the second quarter of 2017 due to stronger originations in commercial and industrial loans and commercial leases, and reduced payoffs in multi-family mortgage loans. Total commercial and industrial loans increased by 22% on a linked-quarter basis consistent with our recent conversion to a national bank charter. We expect new commercial loan and lease originations will continue their relatively strong growth, but as in the past, the timing of the growth will depend on a variety of factors.
During the second quarter of 2017, loan originations and line utilizations increased 23% to $179 million with a weighted-average interest rate of 4.96%, compared to $146 million with a weighted average interest rate of 4.08% in the first quarter of 2017. Loan payments and loan payoffs for the second quarter of 2017 increased 16% to $158 million with a weighted average interest rate of 4.39%, compared to $136 million of loan payments and loan payoffs with a weighted average interest rate of 4.01% in the previous quarter. As a result of the second quarter activity and the Federal Reserve rate increase, the weighted-average interest rate on our loan portfolio increased to 3.99% at June 30, 2017, from 3.89% at the end of the first quarter of 2017.
The increase in the weighted average interest rate of the loan portfolio occurred late in the second quarter of 2017 due to the timing of loan originations, and the increase in the Federal Funds rate occurred in mid-June, 2017; by comparison, our loan payments and loan payoffs occurred more evenly throughout the quarter. As a result, our net interest margin decreased to 3.22% in the second quarter, from 3.26% in the previous quarter, and our net interest rate spread decreased to 3.10% from 3.15% in the previous quarter. Based on the current portfolio composition and activity, we expect our net interest margin to trend towards 3.30% during the third and fourth quarters of 2017, without regard to any further Federal Reserve rate increases.
Non-interest income increased modestly due primarily to higher deposit-account related fee income, loan fee income and trust income. Additional growth in commercial and industrial lending, together with new product development within commercial leasing, multi-family/commercial real estate and trust operations, may contribute further to the increased non-interest income experienced during the second quarter of 2017.
Non-interest expense decreased by 17% primarily due to reduced compensation and benefits, marketing and information technology expenses. We expect some further improvement in operating expenses during the remainder of 2017, especially with respect to OREO expenses. Other non-interest expenses remained well-contained.
Past due and classified loan trends remained favorable. Our ratio of nonperforming loans to total loans was 0.22%, for commercial-related loans the ratio was 0.03%, and our ratio of non-performing assets to total assets was 0.48% at June 30, 2017. Non-performing asset expenses declined significantly, notwithstanding higher OREO holding expenses. We continue to focus on pro-active portfolio management and resolutions of non-performing loans and assets to maintain our strong asset quality ratios and reduce non-performing asset expense to the lowest practicable levels.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	June 30, 2017	December 31, 2016	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,623,418	$1,620,037	$3,381
Loans, net	1,335,835	1,312,952	22,883
Securities, at fair value	109,762	107,212	2,550
Other real estate owned, net	4,896	3,895	1,001
Deposits	1,347,887	1,339,390	8,497
Borrowings	50,877	51,069	(192)
Equity	200,062	204,780	(4,718)

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)
Selected Operating Data:
Interest income	$13,649	$12,581	$1,068	$27,011	$25,340	$1,671
Interest expense	1,456	952	504	2,732	1,808	924
Net interest income	12,193	11,629	564	24,279	23,532	747
Provision for loan losses	49	1,315	(1,266)	210	825	(615)
Net interest income after provision for loan losses	12,144	10,314	1,830	24,069	22,707	1,362
Noninterest income	1,607	1,537	70	3,151	3,131	20
Noninterest expense	9,607	10,506	(899)	20,873	21,436	(563)
Income before income tax expense	4,144	1,345	2,799	6,347	4,402	1,945
Income tax expense	1,572	514	1,058	1,894	1,667	227
Net income	$2,572	$831	$1,741	$4,453	$2,735	$1,718

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.64%	0.22%	0.56%	0.36%
Return on equity (ratio of net income to average equity) (1)	5.08	1.59	4.37	2.60
Average equity to average assets	12.55	13.86	12.71	13.94
Net interest rate spread (1) (2)	3.10	3.21	3.13	3.25
Net interest margin (1) (3)	3.22	3.31	3.24	3.35
Efficiency ratio (4)	69.62	79.80	76.10	80.40
Noninterest expense to average total assets (1)	2.38	2.78	2.60	2.84
Average interest-earning assets to average interest-bearing liabilities	131.33	136.17	131.94	136.21
Dividends declared per share	$0.07	$0.05	$0.13	$0.10
Dividend payout ratio	49.94%	119.60%	54.79%	73.27%

	At June 30, 2017	At December 31, 2016
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.48%	0.44%
Nonperforming loans to total loans	0.22	0.25
Allowance for loan losses to nonperforming loans	274.76	246.57
Allowance for loan losses to total loans	0.61	0.62
Capital Ratios:
Equity to total assets at end of period	12.32%	12.64%
Tier 1 leverage ratio (Bank only)	10.89%	10.27%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	247	246

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.
Comparison of Financial Condition at June 30, 2017 and December 31, 2016
Total assets increased $3.4 million, or 0.2%, to $1.623 billion at June 30, 2017, from $1.620 billion at December 31, 2016. The increase in total assets was primarily due to an increase in loans of $22.9 million, or 1.7%, to $1.336 billion at June 30, 2017, from $1.313 billion at December 31, 2016. Partially offsetting this increase in loans was decrease in cash and cash equivalents of $15.1 million, or 15.6%, to $81.6 million at June 30, 2017, from $96.7 million at December 31, 2016.
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together totaled 91.2% of gross loans at June 30, 2017. Commercial loans increased by $26.1 million, or 25.4% and multi-family mortgage loans increased by $12.8 million, or 2.4%, during the six months ending June 30, 2017. Commercial leases increased $7.9 million, or 2.2%, due in part to the Company's acquisition of a portfolio of a $20.4 million investment-grade commercial leases from a competitor exiting the sector. Our primary lending area consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family lending activities in carefully selected metropolitan areas outside our primary lending area, and engage in certain types of commercial lending and leasing activities on a nationwide basis. At June 30, 2017, $286.3 million, or 51.5%, of our multi-family loans were in the Metropolitan Statistical Area for Chicago, Illinois, while $69.4 million, or 12.5%, were in the Metropolitan Statistical Area for Dallas, Texas; $54.1 million, or 9.7%, were in the Metropolitan Statistical Area for Denver, Colorado; $25.5 million, or 4.6%, were in the Metropolitan Statistical Area for Tampa, Florida and $18.1 million, or 3.3%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota. This information reflects the location of the collateral, but does not necessarily reflect the location of the borrower.
Total liabilities increased $8.1 million, or 0.6%, to $1.423 billion at June 30, 2017, from $1.415 billion at December 31, 2016, primarily due to increases in interest-bearing accounts and certificates of deposit. The increases were partially offset by decreases in noninterest-bearing accounts and money market accounts. Total deposits increased $8.5 million, or 0.6%, to $1.348 billion at June 30, 2017, from $1.339 billion at December 31, 2016. Certificates of deposit increased $14.1 million, or 4.0%, to $365.7 million at June 30, 2017, from $351.6 million at December 31, 2016. This increase included a $12.0 million increase in brokered certificates of deposit. Interest-bearing NOW accounts increased $19.3 million, or 7.24%, to $286.4 million at June 30, 2017, from $267.1 million at December 31, 2016. Savings accounts increased $542,000, or 0.3%, to $160.5 million at June 30, 2017, from $160.0 million at December 31, 2016. Noninterest-bearing demand deposits decreased $19.6 million, or 7.9%, to $229.9 million at June 30, 2017, from $249.5 million at December 31, 2016. Money market accounts decreased $5.9 million, or 1.89%, to $305.3 million at June 30, 2017, from $311.2 million at December 31, 2016. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) were 72.9% and 73.7% of total deposits at June 30, 2017 and December 31, 2016, respectively.
Total stockholders’ equity was $200.1 million at June 30, 2017, compared to $204.8 million at December 31, 2016. The decrease in total stockholders’ equity during the six months ended June 30, 2017 was due to the combined impact of our repurchase of 448,436 shares of our common stock at a total cost of $6.6 million, our declaration and payment of cash dividends totaling $2.4 million, and the $1.2 million net impact of stock option exercises. These items were partially offset by the net income of $4.5 million that we recorded for the six months ended June 30, 2017 and the $1.1 million impact of the ESOP loan repayment made on March 29, 2017.
Operating Results for the Three Months Ended June 30, 2017 and 2016
Net Income. We had net income of $2.6 million for the three months ended June 30, 2017, compared to $831,000 for the three months ended June 30, 2016. Earnings per basic and fully diluted share of common stock were $0.14 for the three months ended June 30, 2017, compared to $0.04 for the three months ended June 30, 2016.
Net Interest Income. Net interest income was $12.2 million for the three months ended June 30, 2017, compared to $11.6 million for the same period in 2016. The increase in net interest income reflected a $1.1 million, or 8.5%, increase in interest income, which was partially offset by a $504,000, or 52.9%, increase in interest expense.
The increase in interest income was primarily attributable to an increase in average interest-earning assets. Total average interest-earning assets increased $106.4 million, or 7.5%, to $1.520 billion for the three months ended June 30, 2017, from $1.413 billion for the same period in 2016. Our net interest rate spread decreased by 11 basis points to 3.10% for the three months ended June 30, 2017, from 3.21% for the same period in 2016. Our net interest margin decreased by nine basis points to 3.22% for the three months ended June 30, 2017, from 3.31% for the same period in 2016. The decreases in the net interest rate spread and net interest margin resulted primarily from the combined impact of the $75.4 million lease portfolio acquisition, having an average rate of 2.26%, and loan payoffs. The average yield on commercial loans and leases originated in the second quarter of 2017 was 4.76%, compared to 3.59% for commercial loans and leases originated in the second quarter of 2016. The yield on interest-earning assets increased two basis points to 3.60% for the three months ended June 30, 2017, from 3.58% for the same period in 2016, and the cost of interest-bearing liabilities increased 13 basis points to 0.50% for the three months ended June 30, 2017, from 0.37% for the same period in 2016.
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

	For the Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,318,473	$12,956	3.94%	$1,210,726	$12,099	4.02%
Securities	109,454	357	1.31	108,865	307	1.13
Stock in FHLBC and FRB	8,250	102	4.96	6,257	29	1.86
Other	83,396	234	1.13	87,313	146	0.67
Total interest-earning assets	1,519,573	13,649	3.60	1,413,161	12,581	3.58
Noninterest-earning assets	92,548			96,954
Total assets	$1,612,121			$1,510,115
Interest-bearing liabilities:
Savings deposits	$161,471	47	0.12	$160,673	43	0.11
Money market accounts	305,546	306	0.40	320,232	246	0.31
NOW accounts	274,743	135	0.20	251,465	92	0.15
Certificates of deposit	364,121	816	0.90	302,304	569	0.76
Total deposits	1,105,881	1,304	0.47	1,034,674	950	0.37
Borrowings	51,179	152	1.19	3,107	2	0.26
Total interest-bearing liabilities	1,157,060	1,456	0.50	1,037,781	952	0.37
Noninterest-bearing deposits	230,386			240,358
Noninterest-bearing liabilities	22,315			22,745
Total liabilities	1,409,761			1,300,884
Equity	202,360			209,231
Total liabilities and equity	$1,612,121			$1,510,115
Net interest income		$12,193			$11,629
Net interest rate spread (2)			3.10%			3.21%
Net interest-earning assets (3)	$362,513			$375,380
Net interest margin (4)			3.22%			3.31%
Ratio of interest-earning assets to interest-bearing liabilities	131.33%			136.17%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
We recorded a provision for loan losses of $49,000 for the three months ended June 30, 2017, compared to $1.3 million for the same period in 2016. Net charge-offs in 2016 included a $1.6 million charge-off resulting from the sale of three performing loans to a single borrower with a total carrying value of $16.2 million in the second quarter of 2016. Although the loans were well-secured and supported by adequate cash flow, the Company concluded that possible future events could increase the risk of a default and subject the Company to significant legal expenses and an extended resolution period. The Company therefore elected to pursue a resolution that would result in a finite, known consequence rather than pursue alternative resolution strategies that presented multiple uncertainties and risks that were difficult to quantify.
The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment increased $151,000, or 1.9%, to $8.1 million at June 30, 2017, from $8.0 million at March 31, 2017. There was no reserve established for loans individually evaluated for impairment for the three months ended June 30, 2017 or for the three months ended March 31, 2017. Net recoveries were $102,000 for the three months ended June 30, 2017.
The allowance for loan losses as a percentage of nonperforming loans was 274.76% at June 30, 2017, compared to 331.85% at March 31, 2017.
Noninterest Income

	Three Months Ended June 30,
	2017	2016	Change
	(Dollars in thousands)
Deposit service charges and fees	$569	$541	$28
Other fee income	490	505	(15)
Insurance commissions and annuities income	52	72	(20)
Gain on sale of loans, net	53	3	50
Loan servicing fees	62	75	(13)
Amortization of servicing assets	(28)	(40)	12
Recovery of servicing assets	—	3	(3)
Earnings on bank owned life insurance	66	46	20
Trust income	193	165	28
Other	150	167	(17)
Total noninterest income	$1,607	$1,537	$70

Noninterest income increased $70,000, or 4.6%, to $1.6 million for the three months ended June 30, 2017, compared to $1.5 million for the three months ended June 30, 2016. Deposit service charges and fees increased $28,000, or 5.2%, to $569,000 for the three months ended June 30, 2017, from $541,000 for the three months ended June 30, 2016. Other fee income decreased $15,000, or 3.0%, to $490,000 for the three months ended June 30, 2017, from $505,000 for the three months ended June 30, 2016. Noninterest income for the three months ended June 30, 2017 included a $53,000 gain on sale of loans. Earnings on bank owned life insurance increased $20,000, or 43.5%, and trust income increased $28,000, or 17.0%, for the three months ended June 30, 2017. Other income decreased $17,000, or 10.2%, to $150,000 for the three months ended June 30, 2017, compared to $167,000 for the three months ended June 30, 2016.
Noninterest Expense

	Three Months Ended June 30,
	2017	2016	Change
	(Dollars in thousands)
Compensation and benefits	$5,110	$5,713	$(603)
Office occupancy and equipment	1,599	1,635	(36)
Advertising and public relations	259	252	7
Information technology	679	699	(20)
Supplies, telephone and postage	358	297	61
Amortization of intangibles	122	129	(7)
Nonperforming asset management	27	127	(100)
Loss (gain) on sale other real estate owned	15	(38)	53
Valuation adjustments of other real estate owned	54	10	44
Operations of other real estate owned	176	177	(1)
FDIC insurance premiums	125	236	(111)
Other	1,083	1,269	(186)
Total noninterest expense	$9,607	$10,506	$(899)
Noninterest expense decreased by $899,000, or 8.6%, to $9.6 million for the three months ended June 30, 2017, from $10.5 million for the same period in 2016. Compensation and benefits expense decreased $603,000, primarily due to a decrease in equity-based compensation expense. No equity-based compensation expense was recorded for the three months ended June 30, 2017, compared to $640,000 in equity-based compensation expense for the same period in 2016. The reduction in equity-based compensation expense resulted from the termination of the ESOP in the first quarter of 2017 and the absence of unvested stock options. Advertising and public relations expense increased $7,000, or 2.8%, to $259,000 for the three months ended June 30, 2017, from $252,000 for the same period in 2016. Information technology expense decreased $20,000, or 2.9%, to $679,000 for the three months ended June 30, 2017, from $699,000 for the same period in 2016. Nonperforming asset management expense decreased $100,000, or 78.7%, to $27,000 for the three months ended June 30, 2017, from $127,000 for the same period in 2016, primarily due to an $88,000 reduction in legal expenses. Valuation adjustments of OREO increased $44,000 to $54,000 for the three months ended June 30, 2017, compared to $10,000 for the same period in 2016. Other expenses decreased $186,000, or 14.7%, to $1.1 million for the three months ended June 30, 2017, from $1.3 million for the same period in 2016, primarily due to a $54,000 reduction in loss due to fraud.
Income Taxes
For the three months ended June 30, 2017, we recorded income tax expense of $1.6 million, compared to $514,000 for the three months ended June 30, 2016. Our effective tax rate for the three months ended June 30, 2017 was 37.9%, compared to 38.2% for the same period in 2016.
Effective July 1, 2017, our Illinois income tax rate increased from 7.75% to 9.50%, which will result in an $879,000 increase in the deferred tax asset related to our Illinois net operating loss carryforward. Beginning in the third quarter 2017, our effective tax rate will increase by approximately 70 basis points as a result of the increase in the Illinois income tax rate.

Operating Results for the Six Months Ended June 30, 2017 and 2016
Net Income. We had net income of $4.5 million for the six months ended June 30, 2017, compared to $2.7 million for the six months ended June 30, 2016. The increase in net income was due in part to an increase in interest income of $1.7 million in 2017 combined with a pre-tax charge off of $1.6 million resulting from our decision to sell three performing loans to a single borrower with a total carrying value of $16.2 million in the second quarter of 2016. Our earnings per basic and fully diluted share of common stock was $0.24 for the six months ended June 30, 2017, compared to $0.14 per basic and fully diluted share for the same period in 2016.
Net Interest Income. Net interest income was $24.3 million for the six months ended June 30, 2017, compared to $23.5 million for the same period in 2016. The increase in net interest income reflected a $1.7 million increase in interest income, which was partially offset by a $924,000 increase in interest expense.
The increase in net interest income was primarily attributable to an increase in net average interest-earning assets, which increased $97.4 million, or 6.9%, to $1.511 billion for the six months ended June 30, 2017, from $1.414 billion for the same period in 2016. Our net interest rate spread decreased by 12 basis points to 3.13% for the six months ended June 30, 2017, from 3.25% for the same period in 2016. Our net interest margin decreased by 11 basis point to 3.24% for the six months ended June 30, 2017, from 3.35% for the same period in 2016. The decreases in the net interest rate spread and net interest margin resulted primarily from the combined impact of the $75.4 million lease portfolio acquisition, having an average rate of 2.26%, and loan payoffs. The average yield on commercial loans and leases originated in the first six months of 2017 was 4.28%, compared to 3.67% for commercial loans and leases originated in the first six months of 2016. The yield on interest-earning assets increased one basis point to 3.61% for the six months ended June 30, 2017, from 3.60% for the same period in 2016, and the cost of interest-bearing liabilities increased 13 basis points to 0.48% for the six months ended June 30, 2017, from 0.35% for the same period in 2016.

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

	For the Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,315,900	$25,716	3.94%	$1,224,422	$24,446	4.02%
Securities	111,593	706	1.28	113,684	621	1.10
Stock in FHLBC and FRB	8,702	200	4.63	6,257	43	1.38
Other	74,713	389	1.05	69,189	230	0.67
Total interest-earning assets	1,510,908	27,011	3.61	1,413,552	25,340	3.60
Noninterest-earning assets	92,841			98,341
Total assets	$1,603,749			$1,511,893
Interest-bearing liabilities:
Savings deposits	$160,967	90	0.11	$159,503	85	0.11
Money market accounts	306,329	579	0.38	322,363	495	0.31
NOW accounts	269,046	256	0.19	248,307	183	0.15
Certificates of deposit	358,556	1,559	0.88	268,774	974	0.73
Total deposits	1,094,898	2,484	0.46	998,947	1,737	0.35
Borrowings	50,247	248	1.00	38,809	71	0.37
Total interest-bearing liabilities	1,145,145	2,732	0.48	1,037,756	1,808	0.35
Noninterest-bearing deposits	232,763			241,323
Noninterest-bearing liabilities	21,980			22,047
Total liabilities	1,399,888			1,301,126
Equity	203,861			210,767
Total liabilities and equity	$1,603,749			$1,511,893
Net interest income		$24,279			$23,532
Net interest rate spread (2)			3.13%			3.25%
Net interest-earning assets (3)	$365,763			$375,796
Net interest margin (4)			3.24%			3.35%
Ratio of interest-earning assets to interest-bearing liabilities	131.94%			136.21%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses
We recorded a provision for loan losses of $210,000 for the six months ended June 30, 2017, compared to a provision of $825,000 for the same period in 2016. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $21,000, or 0.3%, to $8.1 million at June 30, 2017. The reserve established for loans individually evaluated for impairment decreased $26,000 for the six months ended June 30, 2017.
Net charge-offs were $215,000 for the six months ended June 30, 2017, compared to $1.6 million for the same period in 2016. Net charge-offs in 2016 included a $1.6 million charge-off resulting from the sale of three performing loans to a single borrower with a total carrying value of $16.2 million in the second quarter of 2016. Although the loans were well-secured and supported by adequate cash flow, the Company concluded that possible future events could increase the risk of a default and subject the Company to significant legal expenses and an extended resolution period. The Company therefore elected to pursue a resolution that would result in a finite, known consequence rather than pursue alternative resolution strategies that presented multiple uncertainties and risks that were difficult to quantify.
The allowance for loan losses as a percentage of nonperforming loans was 274.76% at June 30, 2017, compared to 246.57% at December 31, 2016.
Noninterest Income

	Six Months Ended June 30,
	2017	2016	Change
	(Dollars in thousands)
Deposit service charges and fees	$1,098	$1,108	$(10)
Other fee income	971	1,000	(29)
Insurance commissions and annuities income	129	127	2
Gain on sale of loans, net	60	21	39
Gain on sales of securities	—	46	(46)
Loan servicing fees	130	148	(18)
Amortization of servicing assets	(59)	(68)	9
Earnings on bank owned life insurance	129	97	32
Trust income	365	325	40
Other	328	327	1
Total noninterest income	$3,151	$3,131	$20
Noninterest income increased by $20,000, or 0.6%, to $3.2 million for the six months ended June 30, 2017, from $3.1 million for the same period in 2016. Other fee income decreased $29,000, or 2.9%, compared to the six months ended June 30, 2016. The decrease reflects decreased ATM and visa debit card charges. Noninterest income for the six months ended June 30, 2017 included a $60,000 gain on sale of loans, compared to a $21,000 gain on sale of loans for the same period in 2016. Loan servicing fees decreased $18,000 compared to the same six month period in 2016 due to a decrease in the balance of loans serviced for others.

Noninterest Expense

	Six Months Ended June 30,
	2017	2016	Change
	(Dollars in thousands)
Compensation and benefits	$11,462	$11,706	$(244)
Office occupancy and equipment	3,221	3,282	(61)
Advertising and public relations	640	474	166
Information technology	1,432	1,423	9
Supplies, telephone and postage	690	673	17
Amortization of intangibles	251	265	(14)
Nonperforming asset management	131	211	(80)
Loss on sale other real estate owned	31	—	31
Valuation adjustments of other real estate owned	74	129	(55)
Operations of other real estate owned	353	396	(43)
FDIC insurance premiums	312	453	(141)
Other	2,276	2,424	(148)
Total noninterest expense	$20,873	$21,436	$(563)
Noninterest expense decreased by $563,000, or 2.6%, to $20.9 million for the six months ended June 30, 2017, from $21.4 million for the same period in 2016. Compensation and benefits expense decreased $244,000, or 2.1%, due in substantial part to a decrease of $182,000 in stock-based compensation expense for the six months ended June 30, 2017. In the first quarter of 2017, we recorded a one-time, non-cash, non-tax deductible equity compensation expense of $1.1 million related to the termination of the ESOP and the repayment of the ESOP’s Share Acquisition Loan on March 29, 2017. ESOP and equity-based compensation recorded for the six months ended June 30, 2016 was $1.3 million. Expenses for office occupancy and equipment decreased $61,000, or 1.9%, as a result of efficiency reviews. Operations of OREO decreased $43,000, or 10.9%, due to decreases in legal expense and maintenance and repairs expense, partially offset by a decrease of $51,000 in rental income. Other expenses decreased $148,000, or 6.1%, primarily due to a $59,000 reduction in loss due to fraud in the first six months of 2017 and the fact that we recorded an expense of $147,000 in the first six months of 2016 for a mortgage representation and warranty reserve for mortgage loans sold and serviced for others.
Income Taxes
For the six months ended June 30, 2017, we recorded $1.9 million of income tax expense, compared to $1.7 million for the six months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2017 was 29.8%, compared to 37.9% for the same period in 2016. Our effective tax rate for the six months ended June 30, 2017 includes the impact of the stock option exercises and the one-time, non-cash, non-tax deductible equity compensation expense relating to the termination of the ESOP. Excluding the impact of the stock option exercises and the ESOP termination expense, the effective tax rate for the six months ended June 30, 2017 would have been comparable to the effective tax rate for the same period in 2016.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At June 30, 2017, we had no loans in this category.

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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of June 30, 2017, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	June 30, 2017	March 31, 2017	December 31, 2016	Quarter Change	Six Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$2,585	$2,296	$2,851	$289	$(266)
Multi-family mortgage	371	106	185	265	186
Nonresidential real estate	—	—	260	—	(260)
	2,956	2,402	3,296	554	(340)
Other real estate owned:
One-to-four family residential	1,946	1,986	1,565	(40)	381
Multi-family mortgage	357	615	370	(258)	(13)
Nonresidential real estate	1,736	1,808	1,066	(72)	670
Land	857	892	894	(35)	(37)
	4,896	5,301	3,895	(405)	1,001
Total nonperforming assets	$7,852	$7,703	$7,191	$149	$661
Ratios:
Nonperforming loans to total loans	0.22%	0.18%	0.25%
Nonperforming assets to total assets	0.48	0.48	0.44
Nonperforming Assets
Nonperforming assets totaled $7.9 million, $7.7 million, and $7.2 million at June 30, 2017, March 31, 2017 and December 31, 2016, respectively. Nonperforming assets increased $149,000 for the three months ended June 30, 2017 compared to the prior quarter. Although we experience occasional isolated instances of new nonaccrual loans, we believe that continuing our aggressive resolution posture will maintain the trends favoring very strong asset quality.
Four residential, one multi-family and two nonresidential real estate loans with an aggregate book balance of $1.9 million were transferred from nonaccrual loans to OREO during the six months ended June 30, 2017. We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLBC advances as an additional sources of funds. We had $50.0 million of FHLBC advances at June 30, 2017 and December 31, 2016.
As of June 30, 2017, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of June 30, 2017, we had no other material commitments for capital expenditures.
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
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2017 and December 31, 2016, the OCC categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well–capitalized status.
The Company and the Bank have each adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 7.5%, 7.0% for common equity tier 1 captial and a total risk-based capital ratio of at least 10.5% (including the Capital Conservation Buffer ("CCB")). The minimum capital ratios set forth in the Regulatory Capital Plans will be increased or decreased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the CCB. The minimum CCB at June 30, 2017 is 1.25% and will increase 0.625% annually through 2019 to 2.5%. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose. As of June 30, 2017, the Bank and the Company were well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2017
Total capital (to risk-weighted assets):
Consolidated	$190,210	16.29%	$93,440	8.00%	N/A	N/A
BankFinancial, NA	181,839	15.57	93,416	8.00	$116,770	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	$182,088	15.59%	$70,080	6.00	N/A	N/A
BankFinancial, NA	173,717	14.88	70,062	6.00	93,416	8.00
Common Tier 1 (CET1)
Consolidated	$182,088	15.59%	$52,560	4.50	N/A	N/A
BankFinancial, NA	173,717	14.88	52,547	4.50	75,901	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	$182,088	11.42%	$63,784	4.00	N/A	N/A
BankFinancial, NA	173,717	10.89	63,781	4.00	79,726	5.00

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Total capital (to risk-weighted assets):
Consolidated	$193,845	16.96%	$91,414	8.00%	N/A	N/A
BankFinancial, NA	168,113	14.72	91,386	8.00	$114,232	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	185,718	16.25	68,560	6.00	N/A	N/A
BankFinancial, NA	159,986	14.01	68,539	6.00	91,386	8.00
Common Tier 1 (CET1)
Consolidated	185,718	16.25	51,420	4.50	N/A	N/A
BankFinancial, NA	159,986	14.01	51,404	4.50	74,251	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	185,718	11.92	62,306	4.00	N/A	N/A
BankFinancial, NA	159,986	10.27	62,303	4.00	77,879	5.00
Capital Management - Company. Total stockholders’ equity was $200.1 million at June 30, 2017, compared to $204.8 million at December 31, 2016. The decrease in total stockholders’ equity was due to the combined impact of our repurchase of 448,436 shares of our common stock at a total cost of $6.6 million, our declaration and payment of cash dividends totaling $2.4 million, and the $1.2 million net impact of stock option exercises. These items were partially offset by the net income of $4.5 million that we recorded for the six months ended June 30, 2017 and the $1.1 million impact of the ESOP loan repayment on March 29, 2017.
Quarterly Cash Dividends. The Company declared cash dividends of $0.13 and $0.10 per share for the six months ended June 30, 2017 and June 30, 2016, respectively.

Stock Repurchase Program. On April 27, 2017, the Board extended the expiration date of the current repurchase authorization from June 30, 2017 to December 31, 2017. During the quarter ending June 30, 2017, the Company repurchased 216,391 shares of its common stock. As of June 30, 2017, the Company had repurchased 2,316,642 shares of its common stock out of the 2,580,755 shares of common stock authorized under the share repurchase authorizations.
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

Quantitative Analysis. The following table sets forth, as of June 30, 2017, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(29,403)	(11.75)%	$1,974	3.88%
+300	(17,537)	(7.01)	1,603	3.15
+200	(8,511)	(3.40)	1,242	2.44
+100	(2,603)	(1.04)	775	1.53
0
-25	(1,511)	(0.60)	(452)	(0.89)
The table set forth above indicates that at June 30, 2017, in the event of an immediate 25 basis point decrease in interest rates, the Bank would be expected to experience a 0.60% decrease in NPV and a $452,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 3.40% decrease in NPV and a $1,242,000 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended June 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the second quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
April 1, 2017 through April 30, 2017	76,278	$14.44	76,278	404,226
May 1, 2017 through May 31, 2017	72,682	14.80	72,682	331,544
June 1, 2017 through June 30, 2017	67,431	14.83	67,431	264,113
	216,391		216,391

(1)
On April 27, 2017, the Board extended the expiration date of the current repurchase authorization from June 30, 2017 to December 31, 2017. As of June 30, 2017, the Company had repurchased 2,316,642 shares of its common stock out of the 2,580,755 shares of common stock authorized under the share repurchase authorizations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Amendment No. 2 to the Amended and Restated Employment Agreement Between BankFinancial, National Association with F. Morgan Gasior
10.2	Amendment No. 2 to the Amended and Restated Employment Agreement Between BankFinancial, National Association with Paul A. Cloutier
10.3	Amendment No. 2 to the Amended and Restated Employment Agreement Between BankFinancial, National Association with James J. Brennan
10.4	Amendment No. 2 to the Amended and Restated Employment Agreement Between BankFinancial, National Association with John G. Manos
10.5	Amendment No. 1 to the Amended and Restated Employment Agreement Between BankFinancial, National Association with William J. Deutsch
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	July 26, 2017	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer