Form 10-Q
period 2017-09-30
BankFinancial CORP
filed 2017-10-25
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2017
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. At October 23, 2017, there were 18,049,423 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
September 30, 2017

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	September 30, 2017	December 31, 2016
Assets
Cash and due from other financial institutions	$10,620	$13,053
Interest-bearing deposits in other financial institutions	115,041	83,631
Cash and cash equivalents	125,661	96,684
Securities, at fair value	98,787	107,212
Loans receivable, net of allowance for loan losses: September 30, 2017, $8,374 and December 31, 2016, $8,127	1,335,631	1,312,952
Other real estate owned, net	3,569	3,895
Stock in Federal Home Loan Bank and Federal Reserve Bank, at cost	8,290	11,650
Premises and equipment, net	30,774	31,413
Accrued interest receivable	4,569	4,381
Core deposit intangible	408	782
Bank owned life insurance	22,790	22,594
Deferred taxes	20,214	22,411
Other assets	3,576	6,063
Total assets	$1,654,269	$1,620,037

Liabilities
Deposits
Noninterest-bearing	$231,049	$249,539
Interest-bearing	1,140,040	1,089,851
Total deposits	1,371,089	1,339,390
Borrowings	60,928	51,069
Advance payments by borrowers for taxes and insurance	10,683	11,041
Accrued interest payable and other liabilities	11,791	13,757
Total liabilities	1,454,491	1,415,257

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 18,063,623 shares issued at September 30, 2017 and 19,233,760 issued at December 31, 2016	180	192
Additional paid-in capital	155,481	173,047
Retained earnings	43,786	39,483
Unearned Employee Stock Ownership Plan shares	—	(8,318)
Accumulated other comprehensive income	331	376
Total stockholders’ equity	199,778	204,780
Total liabilities and stockholders’ equity	$1,654,269	$1,620,037

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and dividend income
Loans, including fees	$13,345	$12,388	$39,061	$36,834
Securities	389	306	1,095	927
Other	387	151	976	424
Total interest income	14,121	12,845	41,132	38,185
Interest expense
Deposits	1,419	1,012	3,903	2,749
Borrowings	196	2	444	73
Total interest expense	1,615	1,014	4,347	2,822
Net interest income	12,506	11,831	36,785	35,363
Provision for (recovery of) loan losses	(225)	(525)	(15)	300
Net interest income after provision for (recovery of) loan losses	12,731	12,356	36,800	35,063
Noninterest income
Deposit service charges and fees	584	583	1,682	1,691
Other fee income	523	478	1,494	1,478
Insurance commissions and annuities income	41	53	170	180
Gain on sale of loans, net	10	38	70	59
Gain on sale of securities (includes $46 accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities for the nine months ended September 30, 2016)	—	—	—	46
Loan servicing fees	58	66	188	214
Amortization and impairment of servicing assets	(27)	(28)	(86)	(96)
Earnings on bank owned life insurance	67	54	196	151
Trust income	169	167	534	492
Other	198	226	526	553
Total noninterest income	1,623	1,637	4,774	4,768
Noninterest expense
Compensation and benefits	5,330	5,315	16,792	17,021
Office occupancy and equipment	1,693	1,487	4,914	4,769
Advertising and public relations	167	144	807	618
Information technology	638	707	2,070	2,130
Supplies, telephone, and postage	337	345	1,027	1,018
Amortization of intangibles	123	129	374	394
Nonperforming asset management	84	89	215	300
Operations of other real estate owned	403	243	861	768
FDIC insurance premiums	150	238	462	691
Other	1,275	1,215	3,551	3,639
Total noninterest expense	10,200	9,912	31,073	31,348
Income before income taxes	4,154	4,081	10,501	8,483
Income tax expense	594	1,573	2,488	3,240
Net income	$3,560	$2,508	$8,013	$5,243
Basic earnings per common share	$0.20	$0.13	$0.44	$0.27
Diluted earnings per common share	$0.20	$0.13	$0.44	$0.27
Weighted average common shares outstanding	18,139,659	18,788,731	18,368,742	19,114,603
Diluted weighted average common shares outstanding	18,140,109	18,789,054	18,369,170	19,114,918

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$3,560	$2,508	$8,013	$5,243
Unrealized holding gain (loss) arising during the period	16	(13)	(67)	(75)
Tax effect	(9)	5	22	29
Net of tax	7	(8)	(45)	(46)
Reclassification adjustment for gain included in net income	—	—	—	(46)
Tax effect, included in income tax expense	—	—	—	18
Reclassification adjustment for gain included in net income, net of tax	—	—	—	(28)
Other comprehensive income (loss)	7	(8)	(45)	(74)
Comprehensive income	$3,567	$2,500	$7,968	$5,169

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2016	$203	$184,797	$36,114	$(9,297)	$547	$212,364
Net income	—	—	5,243	—	—	5,243
Other comprehensive loss, net of tax	—	—	—	—	(74)	(74)
Repurchase and retirement of common stock (1,026,106 shares)	(10)	(12,685)	—	—	—	(12,695)
Nonvested stock awards-stock-based compensation expense	—	875	—	—	—	875
Cash dividends declared on common stock ($0.15 per share)	—	—	(2,977)	—	—	(2,977)
ESOP shares earned	—	198	—	733	—	931
Balance at September 30, 2016	$193	$173,185	$38,380	$(8,564)	$473	$203,667

Balance at January 1, 2017	$192	$173,047	$39,483	$(8,318)	$376	$204,780
Net income	—	—	8,013	—	—	8,013
Other comprehensive loss, net of tax	—	—	—	—	(45)	(45)
Net exercise of stock options (198,026 shares)	2	(1,239)	—	—	—	(1,237)
Prepayment of ESOP Share Acquisition Loan	(8)	(7,185)	—	8,318	—	1,125
Repurchase and retirement of common stock (614,673 shares)	(6)	(9,142)	—	—	—	(9,148)
Cash dividends declared on common stock ($0.20 per share)	—	—	(3,710)	—	—	(3,710)
Balance at September 30 , 2017	$180	$155,481	$43,786	$—	$331	$199,778

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$8,013	$5,243
Adjustments to reconcile to net income to net cash from operating activities
Provision for (recovery of) loan losses	(15)	300
Prepayment of ESOP Share Acquisition Loan	1,125	—
ESOP shares earned	—	931
Stock–based compensation expense	—	875
Depreciation and amortization	2,846	2,815
Amortization of premiums and discounts on securities and loans	(72)	(104)
Amortization of core deposit intangible	374	394
Amortization of servicing assets	86	96
Net change in net deferred loan origination costs	343	(36)
Net gain (loss) on sale of other real estate owned	100	(15)
Net gain on sale of loans	(70)	(59)
Net gain on sale of securities	—	(46)
Loans originated for sale	(1,291)	(1,097)
Proceeds from sale of loans	1,361	1,156
Other real estate owned valuation adjustments	301	244
Net change in:
Accrued interest receivable	(188)	70
Earnings on bank owned life insurance	(196)	(151)
Other assets	4,027	3,515
Accrued interest payable and other liabilities	(1,966)	(1,279)
Net cash from operating activities	14,778	12,852
Cash flows from investing activities
Securities
Proceeds from maturities	49,695	58,577
Proceeds from principal repayments	2,461	3,545
Proceeds from sales of securities	—	46
Purchases of securities	(43,808)	(47,423)
Loans receivable
Loan participations sold	3,615	3,023
Principal payments on loans receivable	459,706	366,784
Purchase of loans	(23,451)	—
Proceeds of loan sale	—	14,746
Originated for investment	(465,562)	(395,087)
Proceeds of redemption of Federal Home Loan Bank of Chicago stock	3,514	—
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(154)	—
Proceeds from sale of other real estate owned	1,966	2,616
Purchase of premises and equipment, net	(906)	(660)
Net cash from (used in) investing activities	(12,924)	6,167

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities
Net change in deposits	$31,699	$103,776
Net change in borrowings	9,859	(62,912)
Net change in advance payments by borrowers for taxes and insurance	(358)	(3,058)
Repurchase and retirement of common stock	(9,148)	(12,695)
Cash dividends paid on common stock	(3,710)	(2,977)
Shares retired for tax liability	(1,219)	—
Net cash from financing activities	27,123	22,134
Net change in cash and cash equivalents	28,977	41,153
Beginning cash and cash equivalents	96,684	59,377
Ending cash and cash equivalents	$125,661	$100,530

Supplemental disclosures of cash flow information:
Interest paid	$4,269	$2,704
Income taxes paid	198	182
Loans transferred to other real estate owned	2,041	215

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), is the owner of all of the issued and outstanding capital stock of BankFinancial, National Association (the “Bank”). The interim unaudited consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BF Asset Recovery Corporation (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We have evaluated the impact of adopting the new guidance on the consolidated financial statements. Our finding is that the new pronouncement will not have a significant impact on the consolidated financial statements as the majority of our business transactions will not be subject to this pronouncement.
In January 2016, the FASB issued an update (ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities). The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for non-public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is to be required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017. We have evaluated the impact of adopting the new guidance on the consolidated financial statements. Our finding is that the new pronouncement will not have a significant impact on our Statement of Operations.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements. Our initial review indicates that we have maintained sufficient historical loan data to support the requirements of this pronouncement. In addition, we have begun tracking the average life of the various segments of our loan portfolio. We are currently evaluating various loss methodologies to determine their correlation to our various loan categories' historical performance.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 2 - EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned BankFinancial, NA Employee Stock Ownership Plan (the "ESOP") shares and unvested restricted stock shares. Stock options and restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income available to common stockholders	$3,560	$2,508	$8,013	$5,243
Average common shares outstanding	18,140,599	19,460,022	18,567,796	19,813,088
Less:
Unearned ESOP shares	—	(670,351)	(198,114)	(694,655)
Unvested restricted stock shares	(940)	(940)	(940)	(3,830)
Weighted average common shares outstanding	18,139,659	18,788,731	18,368,742	19,114,603
Add - Net effect of dilutive unvested restricted stock	450	323	428	315
Diluted weighted average common shares outstanding	18,140,109	18,789,054	18,369,170	19,114,918
Basic earnings per common share	$0.20	$0.13	$0.44	$0.27
Diluted earnings per common share	$0.20	$0.13	$0.44	$0.27
Number of antidilutive stock options excluded from the diluted earnings per share calculation	—	536,459	—	536,459
Weighted average exercise price of anti-dilutive option shares	$—	$12.99	$—	$12.99

NOTE 3 - SECURITIES
The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Certificates of deposit	$80,360	$—	$—	$80,360
Equity mutual fund	500	2	—	502
Mortgage-backed securities - residential	12,645	553	(10)	13,188
Collateralized mortgage obligations - residential	4,728	14	(17)	4,725
SBA-guaranteed loan participation certificates	12	—	—	12
	$98,245	$569	$(27)	$98,787
December 31, 2016
Certificates of deposit	$85,938	$—	$—	$85,938
Equity mutual fund	500	—	(1)	499
Mortgage-backed securities - residential	14,561	644	(21)	15,184
Collateralized mortgage obligations - residential	5,587	15	(28)	5,574
SBA-guaranteed loan participation certificates	17	—	—	17
	$106,603	$659	$(50)	$107,212

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

The mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at September 30, 2017 and December 31, 2016.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017
	Amortized Cost	Fair Value
Due in one year or less	$80,360	$80,360
Equity mutual fund	500	502
Mortgage-backed securities - residential	12,645	13,188
Collateralized mortgage obligations - residential	4,728	4,725
SBA-guaranteed loan participation certificates	12	12
	$98,245	$98,787
Sales of securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds	$—	$—	$—	$46
Gross gains	—	—	—	46
Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2017
Mortgage-backed securities - residential	$1,182	$(10)	$—	$—	$1,182	$(10)
Collateralized mortgage obligations - residential	—	—	3,270	(17)	3,270	(17)
	$1,182	$(10)	$3,270	$(17)	$4,452	$(27)

December 31, 2016
Equity Mutual Fund	$499	$(1)	$—	$—	$499	$(1)
Mortgage-backed securities - residential	1,187	(21)	—	—	1,187	(21)
Collateralized mortgage obligations - residential	3,691	(18)	1,028	(10)	4,719	(28)
	$5,377	$(40)	$1,028	$(10)	$6,405	$(50)
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
Certain mortgage-backed securities and collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at September 30, 2017, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.
NOTE 4 - LOANS RECEIVABLE
Loans receivable are as follows:

	September 30, 2017	December 31, 2016
One-to-four family residential real estate	$105,186	$135,218
Multi-family mortgage	576,425	542,887
Nonresidential real estate	176,301	182,152
Construction and land	2,827	1,302
Commercial loans	147,079	103,063
Commercial leases	333,120	352,539
Consumer	1,747	2,255
	1,342,685	1,319,416
Net deferred loan origination costs	1,320	1,663
Allowance for loan losses	(8,374)	(8,127)
Loans, net	$1,335,631	$1,312,952
The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
September 30, 2017
One-to-four family residential real estate	$—	$812	$812	$4,616	$100,570	$105,186
Multi-family mortgage	—	3,872	3,872	959	575,466	576,425
Nonresidential real estate	—	1,590	1,590	—	176,301	176,301
Construction and land	—	68	68	—	2,827	2,827
Commercial loans	—	1,241	1,241	—	147,079	147,079
Commercial leases	—	769	769	—	333,120	333,120
Consumer	—	22	22	—	1,747	1,747
	$—	$8,374	$8,374	$5,575	$1,337,110	1,342,685
Net deferred loan origination costs						1,320
Allowance for loan losses						(8,374)
Loans, net						$1,335,631

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2016
One-to-four family residential real estate	$—	$1,168	$1,168	$4,962	$130,256	$135,218
Multi-family mortgage	—	3,647	3,647	787	542,100	542,887
Nonresidential real estate	26	1,768	1,794	260	181,892	182,152
Construction and land	—	32	32	—	1,302	1,302
Commercial loans	—	733	733	—	103,063	103,063
Commercial leases	—	714	714	—	352,539	352,539
Consumer	—	39	39	—	2,255	2,255
	$26	$8,101	$8,127	$6,009	$1,313,407	1,319,416
Net deferred loan origination costs						1,663
Allowance for loan losses						(8,127)
Loans, net						$1,312,952
Activity in the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$8,122	$8,915	$8,127	$9,691
Loans charged off:
One-to-four family residential real estate	(89)	(102)	(282)	(509)
Multi-family mortgage	(7)	—	(10)	(51)
Nonresidential real estate	—	(55)	(165)	(1,715)
Consumer	(7)	(6)	(7)	(24)
	(103)	(163)	(464)	(2,299)
Recoveries:
One-to-four family residential real estate	15	5	100	92
Multi-family mortgage	11	10	62	156
Nonresidential real estate	10	39	10	200
Construction and land	—	—	—	35
Commercial loans	542	45	552	150
Commercial leases	2	7	2	7
Consumer	—	1	—	2
	580	107	726	642
Net recoveries (charge-offs)	477	(56)	262	(1,657)
Provision for (recovery of) loan losses	(225)	(525)	(15)	300
Ending balance	$8,374	$8,334	$8,374	$8,334

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
Less unamortized discount
Less previous charge-offs
Plus recorded accrued interest
Less reserve for uncollected interest
= Recorded investment
The following tables present loans individually evaluated for impairment by class of loans:

					Three months ended September 30, 2017		Nine months ended September 30, 2017
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2017
With no related allowance recorded:
One-to-four family residential real estate	$4,980	$4,031	$966	$—	$4,100	$14	$4,251	$51
One-to-four family residential real estate - non-owner occupied	571	576	19	—	557	—	594	—
Multi-family mortgage - Illinois	965	961	—	—	965	10	815	31
	$6,516	$5,568	$985	$—	$5,622	$24	$5,660	$82

					Year ended December 31, 2016
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2016
With no related allowance recorded:
One-to-four family residential real estate	$5,379	$4,548	$886	$—	$2,947	$70
One-to-four family residential real estate - non-owner occupied	503	386	119	—	251	9
Multi-family mortgage - Illinois	787	787	—	—	980	41
	6,669	5,721	1,005	—	4,178	120
With an allowance recorded:
Nonresidential real estate	262	260	21	26	164	—
	262	260	21	26	164	—
	$6,931	$5,981	$1,026	$26	$4,342	$120

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual Loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
September 30, 2017
One-to-four family residential real estate	$3,392	$1,658	$—
One-to-four family residential real estate – non-owner occupied	751	576	—
Multi-family mortgage - Illinois	378	371	—
	$4,521	$2,605	$—
December 31, 2016
One-to-four family residential real estate	$2,861	$2,483	$—
One-to-four family residential real estate – non-owner occupied	428	368	—
Multi-family mortgage - Illinois	187	185	—
Nonresidential real estate	262	260	—
	$3,738	$3,296	$—
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $250,000 and $199,000 at September 30, 2017 and December 31, 2016, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at September 30, 2017 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$94	$749	$1,655	$2,498	$79,800	$82,298
One-to-four family residential real estate loans – non-owner occupied	12	3	577	592	22,321	22,913
Multi-family mortgage - Illinois	—	—	371	371	288,508	288,879
Multi-family mortgage - Other	—	—	—	—	281,887	281,887
Nonresidential real estate	—	—	—	—	174,724	174,724
Construction	—	—	—	—	2,548	2,548
Land	—	—	—	—	281	281
Commercial loans:
Regional commercial banking	—	—	—	—	40,315	40,315
Health care	—	—	—	—	72,685	72,685
Direct commercial lessor	275	369	—	644	33,787	34,431
Commercial leases:
Investment rated commercial leases	—	2,225	—	2,225	230,009	232,234
Other commercial leases	—	—	—	—	102,698	102,698
Consumer	—	—	—	—	1,754	1,754
	$381	$3,346	$2,603	$6,330	$1,331,317	$1,337,647

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the aging of the recorded investment of loans at December 31, 2016 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$984	$335	$2,235	$3,554	$92,665	$96,219
One-to-four family residential real estate loans – non-owner occupied	664	114	368	1,146	37,179	38,325
Multi-family mortgage - Illinois	605	439	184	1,228	294,223	295,451
Multi-family mortgage - Other	—	—	—	—	243,944	243,944
Nonresidential real estate	—	—	260	260	178,644	178,904
Construction	—	—	—	—	950	950
Land	—	—	—	—	349	349
Commercial loans:
Regional commercial banking	—	—	—	—	26,480	26,480
Health care	—	—	—	—	41,086	41,086
Direct commercial lessor	—	—	—	—	31,847	31,847
Commercial leases:
Investment rated commercial leases	51	—	—	51	273,405	273,456
Other commercial leases	—	—	—	—	84,988	84,988
Consumer	—	—	—	—	2,263	2,263
	$2,304	$888	$3,047	$6,239	$1,308,023	$1,314,262
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
The Company had $17,000 of TDRs at September 30, 2017, compared to $341,000 at December 31, 2016. No specific valuation reserves were allocated to those loans at September 30, 2017 and December 31, 2016. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date.
The following table presents loans classified as TDRs:

	September 30, 2017	December 31, 2016
One-to-four family residential real estate	$—	$205
Troubled debt restructured loans – accrual loans	—	205
One-to-four family residential real estate	17	136
Troubled debt restructured loans – nonaccrual loans	17	136
Total troubled debt restructured loans	$17	$341
During the nine months ended September 30, 2017, there were no loans modified and classified as TDRs. During the nine months ended September 30, 2016, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
The following tables present TDR activity:

	For the Nine Months Ended September 30,
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
The following table presents TDRs for which there was a payment default during the nine months ended September 30, 2017 and 2016 within twelve months following the modification.

	2017		2016
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	1	$17	2	$87
A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The TDRs for which there was a payment default resulted in no change to the allowance for loan losses allocated and resulted in no charge-offs during the nine months ended September 30, 2017 and 2016.
There were certain other loan modifications during the three and nine months ended September 30, 2017 and 2016 that did not meet the definition of a TDR. These loans had a total recorded investment of $149,000 and $615,000 at September 30, 2017 and 2016, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.
As of September 30, 2017, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$80,401	$—	$257	$1,653	$82,311
One-to-four family residential real estate loans – non-owner occupied	22,258	—	40	577	22,875
Multi-family mortgage loans - Illinois	289,175	—	480	372	290,027
Multi-family mortgage loans - Other	286,398	—	—	—	286,398
Nonresidential real estate loans	176,139	—	162	—	176,301
Construction loans	2,543	—	—	—	2,543
Land loans	284	—	—	—	284
Commercial loans:
Regional commercial banking	40,251	—	—	—	40,251
Health care	71,633	—	982	—	72,615
Direct commercial lessor	34,213	—	—	—	34,213
Commercial leases:
Investment rated commercial leases	230,931	—	—	—	230,931
Other commercial leases	102,189	—	—	—	102,189
Consumer	1,747	—	—	—	1,747
	$1,338,162	$—	$1,921	$2,602	$1,342,685

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of December 31, 2016, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$93,514	$—	$629	$2,486	$96,629
One-to-four family residential real estate loans – non-owner occupied	38,179	—	41	369	38,589
Multi-family mortgage loans - Illinois	297,826	122	1,048	187	299,183
Multi-family mortgage loans - Other	243,704	—	—	—	243,704
Nonresidential real estate loans	180,047	—	1,845	260	182,152
Construction loans	946	—	—	—	946
Land loans	356	—	—	—	356
Commercial loans:
Regional commercial banking	26,365	—	66	—	26,431
Health care	41,001	—	—	—	41,001
Direct commercial lessor	30,881	800	—	—	31,681
Commercial leases:
Investment rated commercial leases	271,972	—	—	—	271,972
Other commercial leases	84,356	161	—	—	84,517
Consumer	2,255	—	—	—	2,255
	$1,311,402	$1,083	$3,629	$3,302	$1,319,416
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

	September 30, 2017			December 31, 2016
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$1,955	$(207)	$1,748	$1,702	$(137)	$1,565
Multi-family mortgage	—	—	—	370	—	370
Nonresidential real estate	1,772	(221)	1,551	1,171	(105)	1,066
Land	314	(44)	270	1,101	(207)	894
	$4,041	$(472)	$3,569	$4,344	$(449)	$3,895

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - OTHER REAL ESTATE OWNED (continued)

The following represents the roll forward of OREO and the composition of OREO properties:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$4,896	$5,373	$3,895	$7,011
New foreclosed properties	105	94	2,041	215
Valuation adjustments	(227)	(115)	(301)	(244)
Sales and Payments	(1,205)	(971)	(2,066)	(2,601)
Ending balance	$3,569	$4,381	$3,569	$4,381
Activity in the valuation allowance is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$308	$664	$449	$1,042
Additions charged to expense	227	115	301	244
Reductions from sales of other real estate owned	(63)	(170)	(278)	(677)
Ending balance	$472	$609	$472	$609
At September 30, 2017 and December 31, 2016, the balance of OREO included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At September 30, 2017 and December 31, 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $1.4 million and $1.6 million, respectively.
NOTE 6 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase, included with borrowings on the consolidated balance sheet, are shown below.

	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
September 30, 2017
Repurchase agreements and repurchase-to-maturity transactions	$928	$—	$—	$—	$928
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$928

December 31, 2016
Repurchase agreements and repurchase-to-maturity transactions	$1,069	$—	$—	$—	$1,069
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$1,069
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $4.0 million and $4.7 million at September 30, 2017 and December 31, 2016, respectively. Also included in total borrowings were advances from the FHLBC of $60.0 million at September 30, 2017 and $50.0 million at December 31, 2016, respectively.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 – EMPLOYEE BENEFIT PLAN

Employee Stock Ownership Plan. On March 29, 2017, the ESOP was terminated and the ESOP repaid all amounts owing under the ESOP’s Term Loan Agreement with the Company (the “Share Acquisition Loan”). The ESOP repaid the Share Acquisition Loan by transferring 753,490 unallocated shares of the Company’s common stock to the Company in exchange for the full satisfaction of the Share Acquisition Loan, using the valuation method provided for in the ESOP. A total of 78,362 unallocated shares remained in the ESOP after the Share Acquisition Loan was repaid, and these shares were released and will be allocated to the accounts of eligible ESOP participants who were actively employed by the Bank as of March 29, 2017, based on their account balances, subject to the receipt of a favorable IRS determination letter. These transactions resulted in the recording of one-time, non-cash, non-tax deductible equity compensation expense of $1.1 million in the first quarter of 2017. The Share Acquisition Loan had no outstanding principal balance at September 30, 2017 and an outstanding principal balance of $10.8 million at December 31, 2016.
The Company made the Share Acquisition Loan to the ESOP in the original principal amount of $19.6 million in connection with the Company’s mutual to stock conversion in June of 2005. The proceeds of the Share Acquisition Loan were used by the ESOP to purchase 1,957,300 shares of the Company’s common stock issued in the subscription offering at a price of $10.00 per share. The Share Acquisition Loan was secured by a pledge of the acquired shares and the ESOP made annual loan payments with funds it received from the Bank’s discretionary contributions to the ESOP in subsequent years and dividends it received on unallocated shares. As loan payments were made, the Company recorded compensation expense based on the allocation of shares released.
ESOP benefit expense was recorded based upon the fair value of the awarded shares, net of dividends and interest received on unallocated ESOP shares. ESOP benefit expense totaled $1.3 million for the year ended December 31, 2016.
Shares held by the ESOP were as follows:

	September 30, 2017	December 31, 2016
Allocated to participants	1,203,810	1,125,448
Distributed to participants	(317,914)	(313,223)
Unearned	—	831,852
Total ESOP shares	885,896	1,644,077
Fair value of unearned shares	$—	$12,328

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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 8 – EQUITY INCENTIVE PLAN (continued)

As of December 31, 2016, there were 1,752,156 stock options outstanding. The Company recognized $979,000 of equity-based compensation expense relating to the granting of stock options for the year ended December 31, 2016. There was no equity-based compensation expense for the nine months ended September 30, 2017. A summary of the activity in the stock option plan for 2017 and 2016 follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Stock options outstanding at December 31, 2015	1,752,156	$12.30	1.48	$778
Stock options granted	—	—
Stock options exercised	—	—
Stock options outstanding at December 31, 2016	1,752,156	$12.30	0.48	$4,422
Stock options granted	—	—
Stock options exercised	(1,752,156)	12.30
Stock options outstanding at September 30, 2017	—	$—	0	$—

(1)
Stock option aggregate intrinsic value represents the number of shares subject to options multiplied by the difference (if positive) in the closing market price of the common stock underlying the options on the date shown and the weighted average exercise price.

During the nine months ended September 30, 2017, 1,752,156 stock options were exercised. All stock options were exercised on a net settlement basis, using a portion of the shares obtained upon exercise to pay the exercise price of the stock option. The net settlements resulted in the issuance of 280,554 shares of the Company's common stock. Certain employees also chose to use a portion of the net shares received upon the exercise to pay required tax withholdings. This reduced the net shares issued by 82,528 shares to 198,026 shares.
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2017
Securities:
Certificates of deposit	$—	$80,360	$—	$80,360
Equity mutual fund	502	—	—	502
Mortgage-backed securities – residential	—	13,188	—	13,188
Collateralized mortgage obligations – residential	—	4,725	—	4,725
SBA-guaranteed loan participation certificates	—	12	—	12
	$502	$98,285	$—	$98,787
December 31, 2016
Securities:
Certificates of deposit	$—	$85,938	$—	$85,938
Equity mutual fund	499	—	—	499
Mortgage-backed securities - residential	—	15,184	—	15,184
Collateralized mortgage obligations – residential	—	5,574	—	5,574
SBA-guaranteed loan participation certificates	—	17	—	17
	$499	$106,713	$—	$107,212

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 9 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2017
Other real estate owned:
One-to-four family residential real estate	$—	$—	$1,421	$1,421
Nonresidential real estate	—	—	844	844
	$—	$—	$2,265	$2,265

December 31, 2016
Impaired loans:
Nonresidential real estate	—	—	234	234
	$—	$—	$234	$234
Other real estate owned:
One-to-four family residential real estate	$—	$—	$1,282	$1,282
Nonresidential real estate	—	—	553	553
Land	—	—	47	47
	$—	$—	$1,882	$1,882
At September 30, 2017 there were no impaired loans that were measured for impairment using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances, compared to one impaired loan with a carrying amount of $260,000 and having specific valuation allowance of $26,000 at December 31, 2016. The decrease in the valuation allowance resulted in a decrease in the provision for loan losses of $26,000 for the nine months ended September 30, 2017. There was a decrease in the provision for loan losses of $5,000 for the nine months ended September 30, 2016.
OREO, which is carried at the lower of cost or fair value less costs to sell, had a carrying value of $2.7 million less a valuation allowance of $429,000, or $2.3 million, at September 30, 2017, compared to a carrying value of $2.3 million less a valuation allowance of $434,000, or $1.9 million, at December 31, 2016. There were $301,000 of valuation adjustments of OREO recorded for the nine months ended September 30, 2017. There were $244,000 of valuation adjustments of OREO recorded for the nine months ended September 30, 2016.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 9 - FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2017:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
Other real estate owned:
One-to-four family residential real estate	$1,421	Sales comparison	Discount applied to valuation	5.6% - 6.6% (6.5%)
Nonresidential real estate loans	$844	Sales comparison	Comparison between sales and income approaches	-3.66% - 15.22% (10.9%)
Other real estate owned	$2,265
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
	$1,882

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 9 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at September 30, 2017 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$125,661	$10,620	$115,041	$—	$125,661
Securities	98,787	502	98,285	—	98,787
Loans receivable, net of allowance for loan losses	1,335,631	—	1,340,957	—	1,340,957
FHLBC and FRB stock	8,290	—	—	—	N/A
Accrued interest receivable	4,569	—	4,569	—	4,569
Financial liabilities
Noninterest-bearing demand deposits	$231,049	$—	$231,049	$—	$231,049
Savings deposits	158,696	—	158,696	—	158,696
NOW and money market accounts	585,316	—	585,316	—	585,316
Certificates of deposit	396,028	—	394,888	—	394,888
Borrowings	60,928	—	60,932	—	60,932
Accrued interest payable	180	—	180	—	180

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$96,684	$13,053	$83,631	$—	$96,684
Securities	107,212	499	106,713	—	107,212
Loans receivable, net of allowance for loan losses	1,312,952	—	1,322,713	234	1,322,947
FHLBC and FRB stock	11,650	—	—	—	N/A
Accrued interest receivable	4,381	—	4,381	—	4,381
Financial liabilities
Noninterest-bearing demand deposits	$249,539	$—	$249,539	$—	$249,539
Savings deposits	160,002	—	160,002	—	160,002
NOW and money market accounts	578,237	—	578,237	—	578,237
Certificates of deposit	351,612	—	350,593	—	350,593
Borrowings	51,069	—	50,015	—	50,015
Accrued interest payable	102	—	102	—	102
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
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and all amendments thereto, as filed with the SEC.
Overview
Total loans remained stable in the third quarter of 2017 as strong originations in commercial and industrial loans and multi-family real estate loans were offset by higher than expected payoffs in commercial leases and investor one-to-four family residential loans. Total commercial and industrial loans increased by 14% on a linked-quarter basis consistent with our recent conversion to a national bank charter. We expect continued growth in commercial and industrial loan originations and multi-family lending consistent with previous quarters and a resumption of growth in commercial lease originations in the last quarter of 2017.
We recorded a decrease to our provision for loan losses in the third quarter of 2017, as recoveries on previously-charged off loans exceeded the additional loan loss provision required due to growth in commercial-related loan balances. Based on the current loan portfolio composition and activity, we expect net interest margin to trend towards 3.30% during the fourth quarter of 2017, without regard to any further Federal Reserve rate increases.
Non-interest income increased modestly due primarily to higher deposit-account related fee income, loan fee income and other income. Additional growth in commercial and industrial lending, together with new product development within commercial leasing, multi-family/commercial real estate and trust operations, may contribute to further increases in non-interest income in future quarters.
Non-interest expense increased due to increased incentive compensation related to loan originations, and increased occupancy expenses primarily related to real estate tax expenses. The growth within multi-family lending, healthcare lending and direct commercial lessor finance required us to file additional state franchise tax returns; however, we expect to gain the benefit of lower state income tax rates from certain new markets in future periods. We also recognized additional advance disposition costs as we further accelerated the reduction of our remaining Other Real Estate Owned balances during the third quarter of 2017, with a goal to reduce the balance at December 31, 2017 by 40% or more of the September 30, 2017 balance. Other non-interest expenses remained well-contained.
Our ratio of nonperforming loans to total loans was 0.19%, for commercial related loans the ratio was 0.03%, and our ratio of non-performing assets to total assets was 0.37% at September 30, 2017. Our classified assets-to-Tier 1 Capital+ALLL ratio was 4.40%. We expect continued reductions of the OREO balance and scheduled pending resolutions will further improve our asset quality.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	September 30, 2017	December 31, 2016	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,654,269	$1,620,037	$34,232
Loans, net	1,335,631	1,312,952	22,679
Securities, at fair value	98,787	107,212	(8,425)
Other real estate owned, net	3,569	3,895	(326)
Deposits	1,371,089	1,339,390	31,699
Borrowings	60,928	51,069	9,859
Equity	199,778	204,780	(5,002)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)
Selected Operating Data:
Interest income	$14,121	$12,845	$1,276	$41,132	$38,185	$2,947
Interest expense	1,615	1,014	601	4,347	2,822	1,525
Net interest income	12,506	11,831	675	36,785	35,363	1,422
Provision for (recovery of) loan losses	(225)	(525)	300	(15)	300	(315)
Net interest income after provision for (recovery of) loan losses	12,731	12,356	375	36,800	35,063	1,737
Noninterest income	1,623	1,637	(14)	4,774	4,768	6
Noninterest expense	10,200	9,912	288	31,073	31,348	(275)
Income before income tax expense	4,154	4,081	73	10,501	8,483	2,018
Income tax expense	594	1,573	(979)	2,488	3,240	(752)
Net income	$3,560	$2,508	$1,052	$8,013	$5,243	$2,770

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.88%	0.66%	0.66%	0.46%
Return on equity (ratio of net income to average equity) (1)	7.07	4.86	5.26	3.34
Average equity to average assets	12.40	13.64	12.61	13.84
Net interest rate spread (1) (2)	3.10	3.23	3.12	3.25
Net interest margin (1) (3)	3.23	3.33	3.24	3.34
Efficiency ratio (4)	72.19	73.60	74.77	78.11
Noninterest expense to average total assets (1)	2.51	2.62	2.57	2.76
Average interest-earning assets to average interest-bearing liabilities	131.23	134.36	131.69	135.58
Dividends declared per share	$0.07	$0.05	$0.20	$0.15
Dividend payout ratio	35.69%	38.82%	46.30%	56.79%

	At September 30, 2017	At December 31, 2016
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.37%	0.44%
Nonperforming loans to total loans	0.19	0.25
Allowance for loan losses to nonperforming loans	321.46	246.57
Allowance for loan losses to total loans	0.62	0.62
Capital Ratios:
Equity to total assets at end of period	12.08%	12.64%
Tier 1 leverage ratio (Bank only)	10.94%	10.27%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	238	246

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.
Comparison of Financial Condition at September 30, 2017 and December 31, 2016
Total assets increased $34.2 million, or 2.1%, to $1.654 billion at September 30, 2017, from $1.620 billion at December 31, 2016. The increase in total assets was primarily due to increases in cash and cash equivalents and loans. Cash and cash equivalents increased $29.0 million, or 30.0%, to $125.7 million at September 30, 2017, from $96.7 million at December 31, 2016. Loans increased $22.7 million, or 1.7%, to $1.336 billion at September 30, 2017, from $1.313 billion at December 31, 2016. Partially offsetting the increases in cash and cash equivalents and loans was a decrease in securities of $8.4 million, or 7.9%, to $98.8 million at September 30, 2017, from $107.2 million at December 31, 2016.
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together totaled 92.0% of gross loans at September 30, 2017. Commercial loans increased by $44.0 million, or 42.7% and multi-family mortgage loans increased by $33.5 million, or 6.2%, during the nine months ended September 30, 2017. Commercial leases decreased $19.4 million, or 5.5%. Our primary lending area consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family lending activities in carefully selected metropolitan areas outside our primary lending area, and engage in certain types of commercial lending and leasing activities on a nationwide basis. At September 30, 2017, $281.4 million, or 48.8%, of our multi-family loans were in the Metropolitan Statistical Area for Chicago, Illinois; $73.4 million, or 12.7%, were in the Metropolitan Statistical Area for Dallas, Texas; $52.6 million, or 9.1%, were in the Metropolitan Statistical Area for Denver, Colorado; $29.6 million, or 5.1%, were in the Metropolitan Statistical Area for Tampa, Florida and $17.9 million, or 3.1%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota. This information reflects the location of the collateral, but does not necessarily reflect the location of the borrower.
Total liabilities increased $39.2 million, or 2.8%, to $1.454 billion at September 30, 2017, from $1.415 billion at December 31, 2016, primarily due to increases in interest-bearing NOW accounts and certificates of deposit. The increases were partially offset by decreases in noninterest-bearing accounts and money market accounts. Total deposits increased $31.7 million, or 2.4%, to $1.371 billion at September 30, 2017, from $1.339 billion at December 31, 2016. Certificates of deposit increased $44.4 million, or 12.6%, to $396.0 million at September 30, 2017, from $351.6 million at December 31, 2016. Interest-bearing NOW accounts increased $16.4 million, or 6.1%, to $283.4 million at September 30, 2017, from $267.1 million at December 31, 2016. Savings accounts decreased $1.3 million, or 0.8%, to $158.7 million at September 30, 2017, from $160.0 million at December 31, 2016. Noninterest-bearing demand deposits decreased $18.5 million, or 7.4%, to $231.0 million at September 30, 2017, from $249.5 million at December 31, 2016. Money market accounts decreased $9.3 million, or 3.0%, to $301.9 million at September 30, 2017, from $311.2 million at December 31, 2016. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) were 71.1% and 73.7% of total deposits at September 30, 2017 and December 31, 2016, respectively.
Total stockholders’ equity was $199.8 million at September 30, 2017, compared to $204.8 million at December 31, 2016. The decrease in total stockholders’ equity during the nine months ended September 30, 2017 was due to the combined impact of our repurchase of 614,673 shares of our common stock at a total cost of $9.1 million, our declaration and payment of cash dividends totaling $3.7 million, and the $1.2 million net impact of stock option exercises. These items were partially offset by the net income of $8.0 million that we recorded for the nine months ended September 30, 2017 and the $1.1 million impact of the ESOP loan repayment that was made on March 29, 2017.
Operating Results for the Three Months Ended September 30, 2017 and 2016
Net Income. We had net income of $3.6 million for the three months ended September 30, 2017, compared to $2.5 million for the three months ended September 30, 2016. Earnings per basic and fully diluted share of common stock was $0.20 for the three months ended September 30, 2017, compared to $0.13 for the three months ended September 30, 2016.
Net Interest Income. Net interest income was $12.5 million for the three months ended September 30, 2017, compared to $11.8 million for the same period in 2016. The increase in net interest income reflected a $1.3 million, or 9.9%, increase in interest income, which was partially offset by a $601,000, or 59.3%, increase in interest expense.
The increase in interest income was primarily attributable to an increase in the average balance of interest-earning assets. Total average interest-earning assets increased $121.1 million, or 8.6%, to $1.536 billion for the three months ended September 30, 2017, from $1.415 billion for the same period in 2016. Our net interest rate spread decreased by 13 basis points to 3.10% for the three months ended September 30, 2017, from 3.23% for the same period in 2016. Our net interest margin decreased by ten basis points to 3.23% for the three months ended September 30, 2017, from 3.33% for the same period in 2016. However, the average yield on commercial loans and leases originated in the third quarter of 2017 was 4.46%, compared to 3.73% for commercial loans and leases originated in the third quarter of 2016. The yield on interest-earning assets increased four basis points to 3.65% for the three months ended September 30, 2017, from 3.61% for the same period in 2016, and the cost of interest-bearing liabilities increased 17 basis points to 0.55% for the three months ended September 30, 2017, from 0.38% for the same period in 2016.

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

	For the Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,331,302	$13,345	3.98%	$1,225,480	$12,388	4.02%
Securities	108,050	389	1.43	106,904	306	1.14
Stock in FHLBC and FRB	8,290	101	4.83	6,257	10	0.64
Other	88,201	286	1.29	76,095	141	0.74
Total interest-earning assets	1,535,843	14,121	3.65	1,414,736	12,845	3.61
Noninterest-earning assets	88,594			96,739
Total assets	$1,624,437			$1,511,475
Interest-bearing liabilities:
Savings deposits	$159,464	48	0.12	$157,036	43	0.11
Money market accounts	304,553	307	0.40	313,270	243	0.31
NOW accounts	278,389	139	0.20	257,553	95	0.15
Certificates of deposit	369,804	925	0.99	323,076	631	0.78
Total deposits	1,112,210	1,419	0.51	1,050,935	1,012	0.38
Borrowings	58,112	196	1.34	1,981	2	0.40
Total interest-bearing liabilities	1,170,322	1,615	0.55	1,052,916	1,014	0.38
Noninterest-bearing deposits	232,464			233,914
Noninterest-bearing liabilities	20,231			18,408
Total liabilities	1,423,017			1,305,238
Equity	201,420			206,237
Total liabilities and equity	$1,624,437			$1,511,475
Net interest income		$12,506			$11,831
Net interest rate spread (2)			3.10%			3.23%
Net interest-earning assets (3)	$365,521			$361,820
Net interest margin (4)			3.23%			3.33%
Ratio of interest-earning assets to interest-bearing liabilities	131.23%			134.36%

(1)	Annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
We recorded a recovery of loan losses of $225,000 for the three months ended September 30, 2017, compared to $525,000 for the same period in 2016. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment increased $252,000, or 3.1%, to $8.4 million at September 30, 2017, from $8.1 million at June 30, 2017. There was no reserve established for loans individually evaluated for impairment for the three months ended September 30, 2017 or for the three months ended June 30, 2017. Net recoveries were $477,000 for the three months ended September 30, 2017.
The allowance for loan losses as a percentage of nonperforming loans was 321.46% at September 30, 2017, compared to 274.76% at June 30, 2017.
Noninterest Income

	Three Months Ended September 30,
	2017	2016	Change
	(Dollars in thousands)
Deposit service charges and fees	$584	$583	$1
Other fee income	523	478	45
Insurance commissions and annuities income	41	53	(12)
Gain on sale of loans, net	10	38	(28)
Loan servicing fees	58	66	(8)
Amortization of servicing assets	(27)	(28)	1
Earnings on bank owned life insurance	67	54	13
Trust income	169	167	2
Other	198	226	(28)
Total noninterest income	$1,623	$1,637	$(14)
Noninterest income was $1.6 million for each of the three month periods ended September 30, 2017 and 2016. Deposit service charges and fees also remained stable at $584,000 for the three months ended September 30, 2017, compared to $583,000 for the three months ended September 30, 2016. Other fee income increased $45,000, or 9.4%, to $523,000 for the three months ended September 30, 2017, from $478,000 for the three months ended September 30, 2016, primarily due to increased debit card fees and other loan fees. Noninterest income for the three months ended September 30, 2017 included a $10,000 gain on sale of loans. Earnings on bank owned life insurance increased $13,000, or 24.1%, and trust income increased $2,000, or 1.2%, for the three months ended September 30, 2017. Other income decreased $28,000, or 12.4%, to $198,000 for the three months ended September 30, 2017, compared to $226,000 for the three months ended September 30, 2016.

Noninterest Expense

	Three Months Ended September 30,
	2017	2016	Change
	(Dollars in thousands)
Compensation and benefits	$5,330	$5,315	$15
Office occupancy and equipment	1,693	1,487	206
Advertising and public relations	167	144	23
Information technology	638	707	(69)
Supplies, telephone and postage	337	345	(8)
Amortization of intangibles	123	129	(6)
Nonperforming asset management	84	89	(5)
Loss (gain) on sale other real estate owned	69	(15)	84
Valuation adjustments of other real estate owned	227	115	112
Operations of other real estate owned	107	143	(36)
FDIC insurance premiums	150	238	(88)
Other	1,275	1,215	60
Total noninterest expense	$10,200	$9,912	$288
Noninterest expense increased by $288,000, or 2.9%, to $10.2 million for the three months ended September 30, 2017, from $9.9 million for the same period in 2016. Compensation and benefits expense increased $15,000, primarily due to increased accruals for loan origination and business plan performance incentives. Office occupancy and equipment increased $206,000, or 13.9%, to $1.7 million for the three months ended September 30, 2017, from $1.5 million for the same period in 2016, primarily due to an increase in real estate taxes of $115,000. Advertising and public relations expense increased $23,000, or 16.0%, to $167,000 for the three months ended September 30, 2017, from $144,000 for the same period in 2016. Information technology expense decreased $69,000, or 9.8%, to $638,000 for the three months ended September 30, 2017, from $707,000 for the same period in 2016. Nonperforming asset management expense decreased $5,000, or 5.6%, to $84,000 for the three months ended September 30, 2017, from $89,000 for the same period in 2016, primarily due to a $39,000 reduction in legal expenses. Valuation adjustments for OREO totaled $227,000 for the three months ended September 30, 2017, compared to $115,000 for the same period in 2016, due to initiatives that we undertook to accelerate OREO dispositions. Other expenses increased $60,000, or 4.9%, to $1.3 million for the three months ended September 30, 2017, from $1.2 million for the same period in 2016, primarily due to increased state tax audit and planning and state franchise tax payments.
Income Taxes
For the three months ended September 30, 2017, we recorded income tax expense of $594,000, compared to $1.6 million for the three months ended September 30, 2016. Our income tax expense was reduced by $879,000 for the quarter due to an increase in the deferred tax asset related to our Illinois net operating loss carryforward. Effective in July 2017, our Illinois income tax rate increased from 7.75% to 9.5%. Our effective tax rate for the three months ended September 30, 2017 was 14.3%, compared to 38.5% for the same period in 2016.

Operating Results for the Nine Months Ended September 30, 2017 and 2016
Net Income. We had net income of $8.0 million for the nine months ended September 30, 2017, compared to $5.2 million for the nine months ended September 30, 2016. The increase in net income reflects an increase in interest income of $2.9 million in 2017 and the fact that our 2016 operating results were adversely impacted by a pre-tax charge off of $1.6 million resulting from our decision to sell three performing loans to a single borrower with a total carrying value of $16.2 million. Our earnings per basic and fully diluted share of common stock were $0.44 for the nine months ended September 30, 2017, compared to $0.27 per basic and fully diluted share for the same period in 2016.
Net Interest Income. Net interest income was $36.8 million for the nine months ended September 30, 2017, compared to $35.4 million for the same period in 2016. The increase in net interest income reflected a $2.9 million increase in interest income, which was partially offset by a $1.5 million increase in interest expense.
The increase in net interest income was primarily attributable to an increase in the average balance of interest-earning assets, which increased $105.3 million, or 7.4%, to $1.519 billion for the nine months ended September 30, 2017, from $1.414 billion for the same period in 2016. Our net interest rate spread decreased by 13 basis points to 3.12% for the nine months ended September 30, 2017, compared to 3.25% for the same period in 2016. Our net interest margin decreased by ten basis point to 3.24% for the nine months ended September 30, 2017, compared to 3.34% for the same period in 2016. However the average yield on commercial loans and leases originated in the nine months of 2017 was 4.34%, compared to 3.69% for commercial loans and leases originated in the nine months of 2016. The yield on interest-earning assets increased one basis points to 3.62% for the nine months ended September 30, 2017, from 3.61% for the same period in 2016, and the cost of interest-bearing liabilities increased 14 basis points to 0.50% for the nine months ended September 30, 2017, from 0.36% for the same period in 2016.

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

	For the Nine Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,321,051	$39,061	3.95%	$1,224,779	$36,834	4.02%
Securities	110,399	1,095	1.33	111,399	927	1.11
Stock in FHLBC and FRB	8,563	301	4.70	6,257	53	1.13
Other	79,258	675	1.14	71,516	371	0.69
Total interest-earning assets	1,519,271	41,132	3.62	1,413,951	38,185	3.61
Noninterest-earning assets	91,438			97,803
Total assets	$1,610,709			$1,511,754
Interest-bearing liabilities:
Savings deposits	$160,460	138	0.11	$158,671	128	0.11
Money market accounts	305,776	886	0.39	319,299	738	0.31
NOW accounts	272,149	395	0.19	251,423	278	0.15
Certificates of deposit	362,346	2,484	0.92	287,074	1,605	0.75
Total deposits	1,100,731	3,903	0.47	1,016,467	2,749	0.36
Borrowings	52,898	444	1.12	26,398	73	0.37
Total interest-bearing liabilities	1,153,629	4,347	0.50	1,042,865	2,822	0.36
Noninterest-bearing deposits	232,662			238,827
Noninterest-bearing liabilities	21,379			20,822
Total liabilities	1,407,670			1,302,514
Equity	203,039			209,240
Total liabilities and equity	$1,610,709			$1,511,754
Net interest income		$36,785			$35,363
Net interest rate spread (2)			3.12%			3.25%
Net interest-earning assets (3)	$365,642			$371,086
Net interest margin (4)			3.24%			3.34%
Ratio of interest-earning assets to interest-bearing liabilities	131.69%			135.58%

(1)	Annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses
We recorded a recovery of loan losses of $15,000 for the nine months ended September 30, 2017, compared to a provision of $300,000 for the same period in 2016. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment increased $273,000, or 3.4%, to $8.4 million at September 30, 2017. The reserve established for loans individually evaluated for impairment decreased $26,000 to zero at September 30, 2017.
Net recoveries were $262,000 for the nine months ended September 30, 2017, compared to net charge-offs of $1.7 million for the same period in 2016. Net charge-offs in 2016 included a $1.6 million charge-off resulting from the sale of three performing loans to a single borrower with a total carrying value of $16.2 million in the second quarter of 2016. Although the loans were well-secured and supported by adequate cash flow, the Company concluded that possible future events could increase the risk of a default and subject the Company to significant legal expenses and an extended resolution period. The Company therefore elected to pursue a resolution that would result in a finite, known consequence rather than pursue alternative resolution strategies that presented multiple uncertainties and risks that were difficult to quantify.
The allowance for loan losses as a percentage of nonperforming loans was 321.46% at September 30, 2017, compared to 246.57% at December 31, 2016.
Noninterest Income

	Nine Months Ended September 30,
	2017	2016	Change
	(Dollars in thousands)
Deposit service charges and fees	$1,682	$1,691	$(9)
Other fee income	1,494	1,478	16
Insurance commissions and annuities income	170	180	(10)
Gain on sale of loans, net	70	59	11
Gain on sales of securities	—	46	(46)
Loan servicing fees	188	214	(26)
Amortization of servicing assets	(86)	(96)	10
Earnings on bank owned life insurance	196	151	45
Trust income	534	492	42
Other	526	553	(27)
Total noninterest income	$4,774	$4,768	$6
Noninterest income remained constant at $4.8 million for the nine month periods ended September 30, 2017 and 2016. Other fee income increased $16,000, or 1.1%. Noninterest income for the nine months ended September 30, 2017 included a $70,000 gain on sale of loans, compared to a $59,000 gain on sale of loans for the same period in 2016. Loan servicing fees decreased $26,000 compared to the same nine month period in 2016 due to a decrease in the balance of loans serviced for others.

Noninterest Expense

	Nine Months Ended September 30,
	2017	2016	Change
	(Dollars in thousands)
Compensation and benefits	$16,792	$17,021	$(229)
Office occupancy and equipment	4,914	4,769	145
Advertising and public relations	807	618	189
Information technology	2,070	2,130	(60)
Supplies, telephone and postage	1,027	1,018	9
Amortization of intangibles	374	394	(20)
Nonperforming asset management	215	300	(85)
Loss (gain) on sale other real estate owned	100	(15)	115
Valuation adjustments of other real estate owned	301	244	57
Operations of other real estate owned	460	539	(79)
FDIC insurance premiums	462	691	(229)
Other	3,551	3,639	(88)
Total noninterest expense	$31,073	$31,348	$(275)
Noninterest expense decreased by $275,000, or 0.9%, to $31.1 million for the nine months ended September 30, 2017, from $31.3 million for the same period in 2016. Compensation and benefits expense decreased $229,000, or 1.3%, due in substantial part to a decrease of $590,000 in stock-based compensation expense for the nine months ended September 30, 2017, which was partially offset by increased accruals for loan origination and business plan performance incentives. In the first quarter of 2017, we recorded a one-time, non-cash, non-tax deductible equity compensation expense of $1.1 million related to the termination of the Bank's ESOP and the repayment of the ESOP’s Share Acquisition Loan. ESOP and equity-based compensation expense for the nine months ended September 30, 2016 was $1.7 million. Expenses for office occupancy and equipment increased $145,000, or 3.0%, primarily due to increased real estate taxes and increased rent expense for the lending operations in selected metropolitan areas outside our primary lending area. Operations of OREO decreased $79,000, or 14.7%, due to decreases in legal expense and maintenance and repairs expense, partially offset by a decrease of $80,000 in rental income. Other expenses decreased $88,000, or 2.4%, primarily due to reductions in loss due to fraud in the nine months ended September 30, 2017 and the fact that we recorded an expense of $150,000 in the nine months ended September 30, 2016 for a mortgage representation and warranty reserve for mortgage loans sold and serviced for others.
Income Taxes
For the nine months ended September 30, 2017, we recorded $2.5 million of income tax expense, compared to $3.2 million for the nine months ended September 30, 2016. Our effective tax rate for the nine months ended September 30, 2017 was 23.7%, compared to 38.2% for the same period in 2016. Our effective tax rate for the nine months ended September 30, 2017 included the impact of the stock option exercises and the one-time, non-cash, non-tax deductible equity compensation expense relating to the termination of the ESOP. In addition, our income tax expense was reduced by $879,000 due to an increase in the deferred tax asset related to our Illinois net operating loss carryforward. Effective in July 2017, our Illinois income tax rate increased from 7.75% to 9.5%.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At September 30, 2017, we had no loans in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of September 30, 2017, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	September 30, 2017	June 30, 2017	December 31, 2016	Quarter Change	Nine Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$2,234	$2,585	$2,851	$(351)	$(617)
Multi-family mortgage	371	371	185	—	186
Nonresidential real estate	—	—	260	—	(260)
	2,605	2,956	3,296	(351)	(691)
Other real estate owned:
One-to-four family residential	1,748	1,946	1,565	(198)	183
Multi-family mortgage	—	357	370	(357)	(370)
Nonresidential real estate	1,551	1,736	1,066	(185)	485
Land	270	857	894	(587)	(624)
	3,569	4,896	3,895	(1,327)	(326)
Total nonperforming assets	$6,174	$7,852	$7,191	$(1,678)	$(1,017)
Ratios:
Nonperforming loans to total loans	0.19%	0.22%	0.25%
Nonperforming assets to total assets	0.37	0.48	0.44
Nonperforming Assets
Nonperforming assets totaled $6.2 million, $7.9 million, and $7.2 million at September 30, 2017, June 30, 2017 and December 31, 2016, respectively. Nonperforming assets decreased $1.7 million, during the three months ended September 30, 2017. Although we experience occasional isolated instances of new nonaccrual loans, we believe that continuing our aggressive resolution posture will maintain the trends favoring very strong asset quality.
Five residential, one multi-family loan and two nonresidential real estate loans with an aggregate book balance of $2.0 million were transferred from nonaccrual loans to OREO during the nine months ended September 30, 2017. We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLBC advances as an additional sources of funds. We had $60.0 million of FHLBC advances at September 30, 2017 and $50.0 million at December 31, 2016.
As of September 30, 2017, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of September 30, 2017, we had no other material commitments for capital expenditures.

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
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2017 and December 31, 2016, the OCC categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well–capitalized status.
The Company and the Bank have each adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 7.5%, 7.0% for common equity tier 1 captial and a total risk-based capital ratio of at least 10.5% (including the Capital Conservation Buffer ("CCB")). The minimum capital ratios set forth in the Regulatory Capital Plans will be increased or decreased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the CCB. The minimum CCB at September 30, 2017 is 1.25% and will increase 0.625% annually through 2019 to 2.5%. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose. As of September 30, 2017, the Bank and the Company were well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2017
Total capital (to risk-weighted assets):
Consolidated	$191,058	16.43%	$93,011	8.00%	N/A	N/A
BankFinancial, NA	184,213	15.85	92,998	8.00	$116,247	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	182,683	15.71	69,758	6.00	N/A	N/A
BankFinancial, NA	175,838	15.13	69,748	6.00	92,998	8.00
Common Tier 1 (CET1)
Consolidated	182,683	15.71	52,319	4.50	N/A	N/A
BankFinancial, NA	175,838	15.13	52,311	4.50	75,561	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	182,683	11.36	64,310	4.00	N/A	N/A
BankFinancial, NA	175,838	10.94	64,306	4.00	80,382	5.00

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Total capital (to risk-weighted assets):
Consolidated	$193,845	16.96%	$91,414	8.00%	N/A	N/A
BankFinancial, NA	168,113	14.72	91,386	8.00	$114,232	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	185,718	16.25	68,560	6.00	N/A	N/A
BankFinancial, NA	159,986	14.01	68,539	6.00	91,386	8.00
Common Tier 1 (CET1)
Consolidated	185,718	16.25	51,420	4.50	N/A	N/A
BankFinancial, NA	159,986	14.01	51,404	4.50	74,251	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	185,718	11.92	62,306	4.00	N/A	N/A
BankFinancial, NA	159,986	10.27	62,303	4.00	77,879	5.00
Capital Management - Company. Total stockholders’ equity was $199.8 million at September 30, 2017, compared to $204.8 million at December 31, 2016. The decrease in total stockholders’ equity was due to the combined impact of our repurchase of 614,673 shares of our common stock during the first nine months of 2017 at a total cost of $9.1 million, our declaration and payment of cash dividends totaling $3.7 million during the same period, and the $1.2 million net impact of stock option exercises. These items were partially offset by the net income of $8.0 million that we recorded for the nine months ended September 30, 2017 and the $1.1 million impact of the ESOP loan repayment on March 29, 2017.
Quarterly Cash Dividends. The Company declared cash dividends of $0.20 and $0.15 per share for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Stock Repurchase Program. During the quarter ending September 30, 2017, the Company repurchased 166,237 shares of its common stock. As of September 30, 2017, the Company had repurchased 2,482,879 shares of its common stock out of the 2,830,755 shares of common stock authorized under the share repurchase authorizations. The Board increased the share repurchase authorization by 250,000 shares to its current level on July 27, 2017. The share repurchase authorization will expire on December 31, 2017 unless further extended by the Board.
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

Quantitative Analysis. The following table sets forth, as of September 30, 2017, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(19,288)	(7.68)%	$4,055	7.97%
+300	(6,644)	(2.65)	3,169	6.23
+200	1,771	0.71	2,293	4.51
+100	6,259	2.49	1,231	2.42
0
-25	4,021	1.60	(791)	(1.55)
The table set forth above indicates that at September 30, 2017, in the event of an immediate 25 basis point decrease in interest rates, the Bank would be expected to experience a 1.60% decrease in NPV and a $791,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 0.71% increase in NPV and a $2.3 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended September 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the third quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
July 1, 2017 through July 31, 2017	66,659	$14.97	66,659	447,454
August 1, 2017 through August 31, 2017	53,770	15.72	53,770	393,684
September 1, 2017 through September 30, 2017	45,808	15.91	45,808	347,876
	166,237		166,237

(1)
On July 27, 2017, the Board increased the total number of shares authorized by 250,000 under the Company's current share repurchase authorization which expires December 31, 2017. As of September 30, 2017, the Company had repurchased 2,482,879 shares of its common stock out of the 2,830,755 shares of common stock authorized under the share repurchase authorizations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1
Amendment No. 2 to the Amended and Restated Employment Agreement Between BankFinancial Corporation with F. Morgan Gasior (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 1, 2017)

10.2
Amendment No. 2 to the Amended and Restated Employment Agreement Between BankFinancial Corporation with Paul A. Cloutier (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 1, 2017)

10.3
Amendment No. 2 to the Amended and Restated Employment Agreement Between BankFinancial Corporation with James J. Brennan (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on August 1, 2017)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	October 25, 2017	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer