Form 10-K
period 2017-12-31
BankFinancial CORP
filed 2018-02-23
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on June 30, 2017, determined using a per share closing price on that date of $14.92, as quoted on The Nasdaq Global Select Market, was $227.7 million.
At February 20, 2018, there were 17,932,223 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

BANKFINANCIAL CORPORATION
Form 10-K Annual Report

PART I

ITEM 1.	BUSINESS
Forward Looking Statements
This Annual Report on Form 10-K contains, and other periodic and current reports, press releases and other public stockholder communications of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve significant risks and uncertainties. Forward-looking statements may include statements relating to our future plans, strategies and expectations, as well as our future revenues, expenses, earnings, losses, financial performance, financial condition, asset quality metrics and future prospects. Forward looking statements are generally identifiable by use of the words “believe,” “may,” “will,” “should,” “could,” “continue,” “expect,” “estimate,” “intend,” “anticipate,” “project,” “plan,” or similar expressions. Forward looking statements are frequently based on assumptions that may or may not materialize, and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward looking statements. We intend all forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for the purpose of invoking these safe harbor provisions.
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
Lending Activities
Our loan portfolio consists primarily of multi-family real estate, nonresidential real estate, construction and land loans, commercial loans and commercial leases, which represented $1.222 billion, or 92.5%, of our gross loan portfolio of $1.322 billion at December 31, 2017. At December 31, 2017, $588.4 million, or 44.5%, of our loan portfolio consisted of multi-family mortgage loans; $170.0 million, or 12.9%, of our loan portfolio consisted of nonresidential real estate loans; $1.4 million, or 0.1%, of our loan portfolio consisted of construction and land loans; $152.6 million, or 11.5%, of our loan portfolio consisted of commercial loans; and $310.1 million, or 23.5%, of our loan portfolio consisted of commercial leases. $97.8 million, or 7.4%, of our loan portfolio consisted of one-to-four family residential mortgage loans, of which $21.2 million, or 1.6%, were loans to investors secured by non-owner occupied residential properties, including home equity loans and lines of credit.
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
At December 31, 2017, our deposits totaled $1.340 billion. Interest-bearing deposits totaled $1.106 billion, or 82.5% of total deposits, and noninterest-bearing demand deposits totaled $234.4 million, or 17.5% of total deposits. Savings, money market and NOW account deposits totaled $749.7 million, or 55.9% of total deposits, and certificates of deposit totaled $356.0 million, or 26.6% of total deposits, of which $258.6 million had maturities of one year or less.
Related Products and Services
The Bank provides trust and financial planning services through our Trust Department. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc. (“Financial Assurance”), sells property and casualty insurance and other insurance products on an agency basis. For the year ended December 31, 2017, Financial Assurance recorded a net loss of $45,000. At December 31, 2017, Financial Assurance had two full-time employees. The Bank’s other wholly-owned subsidiary, BFIN Asset Recovery Company, LLC (formerly BF Asset Recovery Corporation), holds title to and sells certain Bank-owned real estate acquired through foreclosure and collection actions, and recorded a net loss of $601,000 for the year ended December 31, 2017.

Website and Stockholder Information
The website for the Company and the Bank is www.bankfinancial.com. Information on this website does not constitute part of this Annual Report on Form 10-K.
The Company makes available, free of charge, its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after such forms are filed with or furnished to the Securities and Exchange Commission (“SEC”). Copies of these documents are available to stockholders at the website for the Company and the Bank, www.bankfinancial.com, under “Investor Relations,” and through the EDGAR database on the SEC’s website, www.sec.gov.
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
Employees
At December 31, 2017, we had 209 full-time employees and 50 part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.
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
The Bank is a member of, and owns stock in, the Federal Home Loan Bank of Chicago (“FHLB”) and the Federal Reserve Bank of Chicago. The Board of Governors of the Federal Reserve System (“FRB”) has limited regulatory jurisdiction over the Bank with regard to reserves it must maintain against deposits, check processing and certain other matters. The Bank’s relationship with its depositors and borrowers also is regulated in some respects by both federal and state laws, especially in matters concerning the ownership of deposit accounts, and the form and content of the Bank’s consumer loan documents.
The Company is a bank holding company within the meaning of federal law. As such, it is subject to supervision and examination by the FRB. The Company was previously a savings and loan holding company but became a bank holding company in connection with the Bank’s conversion to a national bank charter on November 30, 2016.
There can be no assurance that laws, rules and regulations, and regulatory policies will not change in the future. Such changes could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition, results of operations or prospects. Any change in the laws or regulations, or in regulatory policy, whether by the OCC, the FDIC, the FRB, the Consumer Financial Protection Bureau (“CFPB”) or the United States ("U.S.") Congress could have a material adverse impact on the Company, the Bank and their respective operations.
The following summary of laws and regulations applicable to the Bank and Company is not intended to be exhaustive and is qualified in its entirety by reference to the actual laws and regulations involved.
Federal Banking Regulation
Business Activities. As a national bank, the Bank derives its lending and investment powers from the National Bank Act, as amended, and the regulations of the OCC. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business and consumer loans and leases, certain types of securities and certain other loans and assets. Unlike federal savings banks, national banks are not generally subject to specified percentage of assets on various types of lending. The Bank may also establish subsidiaries that engage in activities permitted for the Bank as well as certain other activities.
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
For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets a bank has for purposes of calculating risk-based capital ratios, assets, including certain off-balance-sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to four family residential mortgages and certain qualifying multi-family mortgage loans, a risk weight of 100% is assigned to commercial, commercial real estate and consumer loans, a risk weight of 150% is assigned to certain past due loans and high volatility commercial real estate loans, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer was 1.25% in calendar 2017 and increased to 1.875% on January 1, 2018.
At December 31, 2017, the Bank’s capital exceeded all applicable regulatory requirements, the Bank was considered well-capitalized and it had an appropriate capital conservation buffer.
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
Loans-to-One-Borrower. A national bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2017, the Bank was in compliance with the loans-to-one-borrower limitations.
Dividends. Federal law and OCC regulations govern cash dividends by a national bank. A national bank is authorized to pay such dividends from undivided profits but must receive prior OCC approval if the total amount of dividends (including the proposed dividend) exceeds its net income in that year and the prior two years less dividends previously paid. A national bank may not pay a dividend if it does not comply with applicable regulatory capital requirements and may be further limited in payment of cash dividends if it does not maintain the capital conservation buffer described previously.
Community Reinvestment Act and Fair Lending Laws. All national banks have a responsibility under the Community Reinvestment Act (“CRA”) and related federal regulations to help meet the credit needs of their communities, including low- and moderate- income neighborhoods. In connection with its examination of a national bank, the OCC is required to evaluate and rate the bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices based on the characteristics specified in those statutes. A national bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on certain of its activities such as branching or mergers. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. The Bank’s CRA performance has been rated as “Outstanding” by its primary federal regulatory agency since 1998.
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
At December 31, 2017, the Bank met the criteria for being considered “well-capitalized.”
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
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO began maturing in 2017 and continue to mature through 2019.
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
Federal Reserve System. The Bank is a member of the Federal Reserve System, which consists of 12 regional Federal Reserve Banks. As a member of the Federal Reserve System, the Bank is required to acquire and hold shares of capital stock in its regional Federal Reserve Bank, the Federal Reserve Bank of Chicago, in specified amounts. The Bank is also required to maintain noninterest-earning reserves against its transaction accounts, such as negotiable order of withdrawal and regular checking accounts. The balances maintained to meet the reserve requirements may be used to satisfy liquidity requirements imposed by the OCC’s regulations. As of December 31, 2017, the Bank was in compliance with all of these requirements. The FRB also provides a backup source of funding to depository institutions through the regional Federal Reserve Banks pursuant to section 10B of the Federal Reserve Act and Regulation A. In general, eligible depository institutions have access to three types of discount window credit-primary credit, secondary credit, and seasonal credit. All discount window loans must be collateralized to the satisfaction of the lending regional Federal Reserve Bank.
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in specified amounts. As of December 31, 2017, the Bank was in compliance with this requirement.
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
Capital Distributions. The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank supervisory staff concerning dividends in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. FRB regulatory guidance also indicates that a bank holding company should inform Federal Reserve Bank staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. FRB regulations require prior approval for a bank holding company to redeem equity securities if the gross consideration, when combined with net consideration paid for all such redemptions during the preceding 12 months, will equal 10% or more of the holding company’s consolidated net worth. There is an exception for bank holding companies that meet specified qualitative criteria. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of its common stock or otherwise engage in capital distributions.
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
Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should the Bank make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At December 31, 2017, the Bank’s total federal pre-1988 reserve was $14.9 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.
Federal Net Loss Carryovers. With the enactment of the Tax Cut and Jobs Act of 2017, net operating losses may no longer be carried back. Pre-2018 net operating losses may be carried forward to the succeeding 20 taxable years. At December 31, 2017, the Company had a federal net operating loss carryforward of $21.3 million that will begin to expire in 2029.
State and Local Taxation. The Company pays income tax in the various states in which it does business with the majority of state income apportioned to the State of Illinois. As a Maryland business corporation, the Company is required to file annual returns and pay annual fees to the State of Maryland, but these fees are not material in amount. At December 31, 2017, the Company had a state net operating loss for the State of Illinois of $70.2 million, which will begin to expire in 2022.
Deferred Income Taxes. The Company evaluates deferred taxes for recoverability using an approach that considers the relative impact of negative and positive evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, and tax-planning strategies. In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management-approved business plans and ongoing tax planning. Only those tax planning strategies that are both prudent and feasible, and which management has the ability and intent to implement, may be incorporated into the analysis and assessment.
ITEM 1A.    RISK FACTORS
An investment in our securities is subject to risks inherent in our business and the industry in which we operate. Before making an investment decision, you should carefully consider the risks and uncertainties described below and all other information included in this report. The risks described below may adversely affect our business, financial condition and operating results. In addition to these risks and the other risks and uncertainties described in Item 1, “Business–Forward Looking Statements,” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” there may be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. The value or market price of our securities could decline due to any of these identified or other risks. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Our future growth and success will depend on our ability to compete effectively in a highly competitive environment
We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, our competitive strategies have focused on attracting deposits in our local markets, and growing our loan and lease portfolio by emphasizing specific loan products in which we have significant experience and expertise, identifying and targeting markets in which we believe we can effectively compete with larger institutions and other competitors, and offering competitive pricing to commercial borrowers with appropriate risk profiles. We compete for loans, leases, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies, real estate conduits, mortgage brokers and specialized finance companies. Many of our competitors offer products and services that we do not offer, and some offer loan structures and have underwriting standards that are not as restrictive as our required loan structures and underwriting standards. Some larger competitors have substantially greater resources and lending limits, name recognition and market presence that benefits them in attracting business. In addition, larger competitors may be able to price loans, leases and deposits more aggressively than we do, and because of their larger capital bases, their underwriting practices for smaller loans may be subject to less regulatory scrutiny than they would be for smaller banks. Newer competitors may be more aggressive in pricing loans, leases and deposits in order to increase their market share. Some of the financial institutions and financial services organizations with which we compete are not subject to the extensive regulations imposed on national banks and their holding companies. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various financial services.
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
While we take measures intended to manage the risks from changes in market interest rates, we cannot control or accurately predict changes in market rates of interest or deposit attrition due to those changes, or be sure that our protective measures are adequate. If the interest rates paid on deposits and other interest bearing liabilities increase at a faster rate than the interest rates received on loans and other interest earning assets, our net interest income, and therefore earnings, could be adversely affected.  We would also incur a higher cost of funds to retain our deposits in a rising interest rate environment. While the higher payment amounts we would receive on adjustable-rate or variable-rate loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, and this could result in a higher rate of default. Rising interest rates also may reduce the demand for loans and the value of fixed-rate investment securities.
Our commercial real estate loans constitute a concentration of credit and thus are subject to enhanced regulatory scrutiny and require us to utilize enhanced risk management techniques
A substantial portion of our loan portfolio is secured by real estate. Our commercial real estate loan portfolio generally consists of multi-family mortgage loans originated in selected geographic markets and nonresidential real estate loans originated in the Chicago market. At December 31, 2017, our loan portfolio included $588.4 million in multi-family mortgage loans, or 44.5% of total loans, and $131.2 million in non-owner occupied nonresidential real estate loans, or 9.9% of total loans. These commercial real estate loans represented 382.6% of the Bank’s $188.6 million total risk-based capital at December 31, 2017, and thus are considered a concentration of credit for regulatory purposes. Concentrations of credit are pools of loans whose collective performance has the potential to affect a bank negatively even if each individual transaction within the pool is soundly underwritten. When loans in a pool are sensitive to the same economic, financial, or business development, that sensitivity, if triggered, could cause the sum of the transactions to perform as if it were a single, large exposure. As such, concentrations of credit add a dimension of risk that compounds the risk inherent in individual loans.
The OCC expects banks to implement board-approved policies and procedures to identify, measure, monitor, and control concentration risks, taking into account the potential impact on earnings and capital under stressed market conditions, economic downturns, and periods of general market illiquidity as well as normal market conditions. Enhanced risk management is required for commercial real estate concentrations exceeding 300.0% of total risk-based capital. The Bank has established board-approved policies and procedures to identify, measure, monitor, control and stress test its concentrations of credit. The Bank has taken other specific steps to mitigate concentrations of credit risk, including the establishment of concentrations of credit limits based on loan type and geography, the maintenance of capital in excess of the minimum regulatory requirements, the establishment of appropriate underwriting standards for specific loan types and geographic markets, active portfolio management and an emphasis on originating multi-family loans that qualify for 50% risk-weighting under the regulatory capital rules. At December 31, 2017, $365.7 million of the Bank’s multi-family loans, or 62.2% of the Bank’s total multi-family loan portfolio, qualified for 50% risk-weighting under the regulatory capital rules. The Bank’s earnings and capital could be materially and adversely impacted if economic, financial, or business developments were to occur that materially and adversely impacted all or a material portion of the Bank’s commercial real estate loans and caused them to perform as a single, large exposure.
Adverse changes in local economic conditions and adverse conditions in an industry on which a local market in which we do business depends could negatively affect our financial condition or results of operations
Except for our commercial equipment leasing and healthcare lending activities, which we conduct on a nationwide basis, and our multi-family lending activities, which we conduct in selected Metropolitan Statistical Areas, including, but not limited to, the

Metropolitan Statistical Areas for Chicago, Illinois, Dallas, Texas, Denver, Colorado, Tampa, Florida and Minneapolis, Minnesota, our loan and deposit activities are generally conducted in the Metropolitan Statistical Area for Chicago, Illinois. Our loan and deposit activities are directly affected by, and our financial success depends on, economic conditions within the local markets in which we do business, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends could adversely affect such factors as unemployment rates, business formations and expansions, housing demand, apartment vacancy rates and real estate values in the local market, and this could result in, among other things, a decline in loan and lease demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in loan delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of the collateral for our loans, and a decline in the net worth and liquidity of our borrowers and guarantors. Any of these factors could negatively affect our financial condition or results of operations.
In addition, our loan portfolio includes fixed- and adjustable-rate first mortgage loans, home equity loans and home equity lines of credit secured by one-to-four family residential properties primarily located in the Chicago metropolitan area. Residential real estate lending is sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Residential loans with high combined loan-to-value ratios generally are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which could in turn adversely affect our financial condition and results of operations.
The City of Chicago and the State of Illinois have experienced significant financial difficulties, and this could adversely impact certain borrowers and the economic vitality of the City and State
The City of Chicago and the State of Illinois are experiencing significant financial difficulties, including material pension funding shortfalls. These issues could impact the economic vitality of the City of Chicago and the State of Illinois and the businesses operating there, encourage businesses to leave the City of Chicago or the State of Illinois, and discourage new employers from starting or moving businesses to there. These issues could also result in delays in the payment of accounts receivable owed to borrowers that conduct business with the State of Illinois and Medicaid payments to nursing homes and other healthcare providers in Illinois, and impair their ability to repay their loans when due.
Repayment of our commercial and commercial real estate loans typically depends on the cash flows of the borrower. If a borrower's cash flows weaken or become uncertain, the loan may need to be classified, the collateral securing the loan may decline in value and we may need to increase our loan loss reserves or record a charge-off
We underwrite our commercial and commercial real estate loans primarily based on the historical and expected cash flows of the borrower. Although we consider collateral in the underwriting process, it is a secondary consideration that generally relates to the risk of loss in the event of a borrower default. We follow the OCC's published guidance for assigning risk-ratings to loans, which emphasizes the strength of the borrower's cash flow. The OCC's loan risk-rating guidance provides that the primary consideration in assigning risk-ratings to commercial and commercial real estate loans is the strength of the primary source of repayment, which is defined as a sustainable source of cash under the borrower's control that is reserved, explicitly or implicitly, to cover the debt obligation. The OCC's loan risk-rating guidance typically does not consider secondary repayment sources until the strength of the primary repayment source weakens, and collateral values typically do not have a significant impact on a loan's risk rating until a loan is classified. Consequently, if a borrower's cash flows weaken or become uncertain, the loan may need to be classified, whether or not the loan is performing or fully secured. In addition, real estate appraisers typically place significant weight on the cash flows generated by income-producing real estate and the reliability of the cash flows in performing valuations. Thus, economic or borrower-specific conditions that cause a decline in a borrower's cash flows could cause our loan classifications to increase and the appraised value of the collateral securing our loans to decline, and require us to increase our loan loss reserves or record charge-offs.
Repayment of our lease loans is typically dependent on the cash flows of the lessee, which may be unpredictable, and the collateral securing these loans may fluctuate in value
We lend money to small and mid-sized independent leasing companies to finance the debt portion of leases. A lease loan results when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee. Our lease loans entail many of the same types of risks as our commercial loans. Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, the proceeds from the sale of the leased equipment may not be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2017, our lease loans totaled $310.1 million, or 23.5% of our total loan portfolio.
Our loan portfolio includes loans to healthcare providers, and the repayment of these loans is largely dependent upon the receipt of direct or indirect governmental reimbursements
At December 31, 2017, we had $118.6 million of loans and unused commitments to a variety of healthcare providers, including lines of credit secured by healthcare receivables. The repayment of these lines of credit is largely dependent on the borrower's receipt of payments and reimbursements under Medicaid, Medicare and in some cases private insurance contracts for the services they have provided. The ability of the borrowers to service loans we have made to them may be adversely impacted by the financial ability of the federal government or individual state governments to make direct reimbursement payments, or, via managed care organizations operating under agreements with the federal government or individual states, to make indirect reimbursements for the services provided. The failure of a direct or indirect payor to make reimbursements owed to the operators of these facilities, or a significant delay in the making of such reimbursements, could adversely affect the ability of the operators of these facilities to repay their obligations to us. In addition, changes to national health care policy involving private health insurance policies may also affect the business prospects and financial condition or operations of commercial loan customers and commercial lessees involved in health care-related businesses.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would be adversely impacted
In the event that our loan customers do not repay their loans according to their terms, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, including expenses of collecting the loan and managing and liquidating the collateral, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. At December 31, 2017, our allowance for loan losses was $8.4 million, which represented 0.63% of total loans and 350.04% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on internal and external loan reviews, our historical experience and our evaluation of economic conditions, among other factors. In addition, we make various estimates and assumptions about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. We also make judgments concerning our legal positions and the priority of our liens and interests in contested legal or bankruptcy proceedings, and at times, we may lack sufficient information to establish adequate specific reserves for loans involved in such proceedings. We base these estimates, assumptions and judgments on information that we consider reliable, but if an estimate, assumption or judgment that we make ultimately proves to be incorrect, additional provisions to our allowance for loan losses may become necessary. In addition, as an integral part of their supervisory and/or examination process, the OCC periodically reviews the methodology for and the sufficiency of the allowance for loan losses. The OCC has the authority to require us to recognize additions to the allowance based on their inclusion, exclusion or modification of risk factors or differences in judgments of information available to them at the time of their examination.
A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations
The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Accordingly, regardless of any actual changes to the composition or performance of our loan portfolio, the new accounting standard may require an increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses, and may therefore have a material adverse effect on our financial condition and results of operations.
We could become subject to more stringent capital requirements, which could adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares
In July 2013, the federal banking agencies approved a new rule that substantially amends the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.
The final rule includes new minimum risk-based capital and leverage ratios, which became effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank exercised this one-time opt-out option. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The phase in of the new capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
We have analyzed the effects of these new capital requirements, and as of December 31, 2017, we believe that the Bank and the Company met all of these new requirements, including the full 2.5% capital conservation buffer.
The application of more stringent capital requirements from any source and for any reason could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, the Bank’s ability to pay dividends are limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. See “Supervision and Regulation-Federal Banking Regulation-Capital Requirements.”
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

Our business and operations could be significantly impacted if we or our third-party vendors suffer failure or disruptions of information processing systems, systems failures or security breaches
We have become increasingly dependent on communications, data processing and other information technology systems to manage and conduct our business and support our day-to-day banking, investment, and trust activities, some of which are provided through third-parties. If we or our third-party vendors encounter difficulties or become the subject of a cyber-attack on or other breach of their operational systems, data or infrastructure, or if we have difficulty communicating with any such third-party system, our business and operations could suffer. Any failure or disruption to our systems, or those of a third-party vendor, could impede our transaction processing, service delivery, customer relationship management, data processing, financial reporting or risk management. Although we take ongoing monitoring, detection, and prevention measures and perform penetration testing and periodic risk assessments, our computer systems, software and networks and those of our third-party vendors may be or become vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses, denial of service attacks, malicious social engineering or other malicious code, or cyber-attacks beyond what we can reasonably anticipate and such events could result in material loss. If any of our financial, accounting or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Security breaches in our online banking systems could also have an adverse effect on our reputation and could subject us to possible liability. Additionally, we could suffer disruptions to our systems or damage to our network infrastructure from events that are wholly or partially beyond our control, such as electrical or telecommunications outages, natural disasters, widespread health emergencies or pandemics, or events arising from local or larger scale political events, including terrorist acts. There can be no assurance that our policies, procedures and protective measures designed to prevent or limit the effect of a failure, interruption or security breach, or the policies, procedures and protective measures of our third-party vendors, will be effective. If significant failure, interruption or security breaches do occur in our processing systems or those of our third-party providers, we could suffer damage to our reputation, a loss of customer business, additional regulatory scrutiny, or exposure to civil litigation, additional costs and possible financial liability. In addition, our business is highly dependent on our ability to process, record and monitor, on a continuous basis, a large number of transactions. To do so, we are dependent on our employees and therefore, the potential for operational risk exposure exists throughout our organization, including losses resulting from human error. We could be materially adversely affected if one or more of our employees cause a significant operational breakdown or failure. If we fail to maintain adequate infrastructure, systems, controls and personnel relative to our size and products and services, our ability to effectively operate our business may be impaired and our business could be adversely affected.
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
FDIC deposit insurance could increase in the future
The Dodd-Frank Act established 1.35% as the minimum Designated Reserve Ratio (“DRR”) for the deposit insurance fund. The FDIC has determined that the DRR should be 2.0% and has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act also required the FDIC to base deposit insurance premiums on an institution's total assets minus its tangible equity instead of its deposits. The FDIC has adopted final regulations that base assessments on a combination of financial ratios and regulatory ratings. The FDIC also revised the assessment schedule and established adjustments that increase assessments so that the range of assessments is now 1.5 basis points to 30 basis points of total assets less tangible equity. If there are any changes in the Bank’s financial ratios and regulatory ratings that require adjustments that increase its assessment, or, if circumstances require the FDIC to impose additional special assessments or further increase its quarterly assessment rates, our results of operations could be adversely impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We conduct our business at 19 banking offices located in the Chicago metropolitan area, and from a corporate office.  We own our corporate office and banking offices other than our Chicago-Lincoln Park and Northbrook offices, which are leased. We also operate four satellite loan and lease production offices, all of which are leased. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.
In December 2017, we agreed to a letter of intent to sell our corporate office building in Burr Ridge, Illinois.  In January 2018, we executed a formal sales agreement to sell the property subject to certain contingencies exclusively in the control of the purchaser.  We believe that the transaction will not result in either a significant gain or loss on sale if consummated.  The asset is recorded in our financial statements at December 31, 2017 as premises held-for-sale at a net cost of $5.7 million.
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
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of January 31, 2018 was 1,228. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The following table presents quarterly market information provided by the NASDAQ Stock Market for the Company’s common stock and information concerning the cash dividends paid for the years ended December 31, 2017 and 2016.

2016 and 2017 Quarterly Periods	High	Low	Close	Cash Dividends Paid
Quarter ended December 31, 2017	$17.00	$14.79	$15.34	$0.08
Quarter ended September 30, 2017	16.89	14.66	15.89	0.07
Quarter ended June 30, 2017	15.31	13.43	14.92	0.07
Quarter ended March 31, 2017	15.24	13.13	14.52	0.06
Quarter ended December 31, 2016	$15.12	$12.15	$14.82	$0.06
Quarter ended September 30, 2016	12.80	11.75	12.70	0.05
Quarter ended June 30, 2016	12.89	11.38	11.99	0.05
Quarter ended March 31, 2016	13.29	11.42	11.82	0.05
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
Recent Sales of Unregistered Securities
The Company had no sales of unregistered stock during the year ended December 31, 2017.

Repurchases of Equity Securities
On March 30, 2015, the Company announced that its Board had authorized the repurchase of up to 1,055,098 shares of the Company’s common stock, which represented approximately 5% of the Company’s issued and outstanding shares of common stock. On December 28, 2015, the Board increased the number of shares that can be repurchased in accordance with the authorization by an additional 1,046,868 shares. On October 27, 2016, the Board increased the total number of shares authorized for repurchase by an additional 478,789 shares. On July 28, 2017, the Board increased the total number of shares authorized for repurchase by an additional 250,000 shares. On October 26, 2017, the Board extended the expiration date of the repurchase authorization from December 31, 2017 to June 30, 2018. As of December 31, 2017, the Company had repurchased 2,587,779 shares of its common stock out of the 2,830,755 shares of common stock authorized under the above repurchase authorizations. Since its inception, the Company has repurchased 6,826,913 shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
October 1, 2017 through October 31, 2017	17,200	$16.19	17,200	330,676
November 1, 2017 through November 30, 2017	48,100	15.58	48,100	282,576
December 1, 2017 through December 31, 2017	39,600	16.14	39,600	242,976
	104,900		104,900

Stock Performance Graph
The following line graph shows a comparison of the cumulative returns for the Company, the Russell 2000 Index, the NASDAQ Bank Index, the ABA Community Bank NASDAQ Index and the KBW Regional Banking Index for the period beginning December 31, 2012 and ending December 31, 2017. The information assumes that $100 was invested at the closing price on December 31, 2012 in the Common Stock and each index, and that all dividends were reinvested.

	December 31,
	2012	2013	2014	2015	2016	2017
BankFinancial Corporation	100.00	123.96	161.55	174.49	207.73	218.42
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
NASDAQ Bank Index	100.00	138.90	142.85	152.31	205.66	215.19
ABA Community Bank NASDAQ Index	100.00	139.24	143.15	153.81	209.16	210.69
KBW Bank Index	100.00	143.66	143.95	132.78	166.77	193.88

ITEM 6.	SELECTED FINANCIAL DATA
The following information is derived from the audited consolidated financial statements of the Company. For additional information, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of the Company and related notes included elsewhere in this Annual Report.

	At and For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$1,625,558	$1,620,037	$1,512,443	$1,465,410	$1,453,594
Loans, net	1,314,651	1,312,952	1,232,257	1,172,356	1,098,077
Securities, at fair value	93,383	107,212	114,753	121,174	110,907
Core deposit intangible	286	782	1,305	1,855	2,433
Deposits	1,340,051	1,339,390	1,212,919	1,211,713	1,252,708
Borrowings	60,768	51,069	64,318	12,921	3,055
Equity	197,634	204,780	212,364	216,121	175,627

Selected Operating Data:
Interest and dividend income	$56,179	$50,928	$48,962	$49,349	$49,392
Interest expense	6,089	3,970	2,814	3,046	3,653
Net interest income	50,090	46,958	46,148	46,303	45,739
Recovery of loan losses	(87)	(239)	(3,206)	(736)	(687)
Net interest income after recovery of loan losses	50,177	47,197	49,354	47,039	46,426
Noninterest income	6,408	6,545	6,691	6,709	8,134
Noninterest expense	40,391	41,542	41,945	44,451	51,262
Income before income taxes	16,194	12,200	14,100	9,297	3,298
Income tax expense (benefit) (1) (2)	7,190	4,698	5,425	(31,317)	—
Net income	$9,004	$7,502	$8,675	$40,614	$3,298
Basic earnings per common share	$0.49	$0.40	$0.44	$2.01	$0.16
Diluted earnings per common share	$0.49	$0.39	$0.44	$2.01	$0.16
(footnotes on following page)

	At and For the Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.56%	0.49%	0.60%	2.83%	0.23%
Return on equity (ratio of net income (loss) to average equity)	4.44	3.60	4.03	22.58	1.89
Net interest rate spread (3)	3.15	3.19	3.36	3.35	3.28
Net interest margin (4)	3.28	3.28	3.43	3.40	3.33
Efficiency ratio (5)	71.49	77.64	79.38	83.85	95.15
Noninterest expense to average total assets	2.50	2.72	2.90	3.10	3.53
Average interest-earning assets to average interest-bearing liabilities	131.70	135.09	132.32	123.09	121.50
Dividends declared per share	$0.28	$0.21	$0.20	$0.08	$0.04
Dividend payout ratio	57.23%	55.07%	47.80%	4.20%	25.59%
Asset Quality Ratios:
Nonperforming assets to total assets (6)	0.29%	0.44%	0.70%	1.27%	1.70%
Nonperforming loans to total loans	0.18	0.25	0.29	1.03	1.66
Allowance for loan losses to nonperforming loans	350.04	246.57	271.30	98.17	76.89
Allowance for loan losses to total loans	0.63	0.62	0.78	1.01	1.27
Net recoveries (charge-offs) to average loans outstanding	0.03	(0.11)	0.08	(0.13)	(0.31)
Capital Ratios:
Equity to total assets at end of period	12.16%	12.64%	14.04%	14.75%	12.08%
Average equity to average assets	12.53	13.62	14.88	12.54	12.05
Tier 1 leverage ratio (Bank only)	11.08	10.27	11.33	11.45	10.16
Other Data:
Number of full-service offices (7)	19	19	19	19	20
Employees (full-time equivalents)	236	246	251	269	301

(1)	Income tax expense (benefit) for the year ended December 31, 2017 includes a $2.5 million increase to expense related to the Tax Cuts and Job Act of 2017.

(2)	Income tax expense (benefit) for the year ended December 31, 2014 includes a full recovery of the deferred tax asset valuation allowance of $35.1 million.

(3)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(4)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(5)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(6)	Nonperforming assets include nonperforming loans and other real estate owned.

(7)	The Bank's Hyde Park East branch was closed on January 2, 2014.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis that follows focuses on certain factors affecting our consolidated financial condition at December 31, 2017 and 2016, and our consolidated results of operations for the three years ended December 31, 2017. Our consolidated financial statements, the related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.
Overview
The Company's banking subsidiary completed its first full year as a national bank and Federal Reserve System member bank in 2017. The results for 2017 results reflect the successful execution of key business plan objectives, including accelerating our growth in commercial loans, maintaining strong asset quality and improving our overall efficiency.
The Company recorded net income of $9.0 million for the year ended December 31, 2017, a 20% increase compared to the previous year's results. Earnings per share for the year ended December 31, 2017 were $0.49 on a basic and diluted basis.
In 2017, commercial and industrial loans increased by $53.5 million (54.0%), multi-family residential real estate loans increased by $45.5 million (8.4%) and middle-market commercial leases increased by $18.1 million (21.4%), offset by declines in the balances of residential mortgage loans, commercial real estate mortgage loans and investment-grade commercial leases due primarily to prepayment activity. Total commercial-related loan balances reached a new record level of $1.222 billion, and now comprise 92.5% of total loans, compared to 89.6% at the end of 2016.
The Company’s asset quality remained favorable. The ratio of nonperforming loans to total loans was 0.18% and the ratio of non-performing assets to total assets was 0.29% at December 31, 2017. Non-performing commercial-related loans represented 0.03% of total commercial-related loans.
Total retail and commercial deposits were stable in 2017. The Company introduced several new deposit account types to attract new customers and expand relationships with existing customers. The Company’s liquid assets exceeded 13% of total assets at December 31, 2017. The Company intends to continue to develop new products, service delivery channels and marketing capabilities to further position it for future loan growth and the expansion of non-interest income.
The Company’s capital position remained strong with a Tier 1 leverage ratio of 11.49% and a Tier 1 risk-based capital ratio of 16.33%. During 2017, the Company increased its quarterly dividend rate by 33% to $0.08 per share from $0.06 per share and repurchased 719,573 common shares (or 3.7% of the common shares that were outstanding at the beginning of 2017).
The actions and results in 2017 positioned the Company well for 2018. We look forward to further expansion of our commercial banking operations in the Chicago metropolitan market and in our other selected markets. We believe that the combination of the Company’s current business strategies, the careful execution of the business plan and the favorable impact of changes in federal tax policy can be expected to produce further improvements to net income in 2018 compared to 2017.
Results of Operation
Net Income
Comparison of Year 2017 to 2016. We recorded net income of $9.0 million for the year ended December 31, 2017, compared to net income of $7.5 million for 2016. The increase in net income was due to a combination of an increase in net interest income and a reduced noninterest expense. Our basic earnings per share of common stock was $0.49 for the year ended December 31, 2017, compared to $0.40 per share of common stock for the year ended December 31, 2016.
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

	Years Ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,323,376	$53,227	4.02%	$1,231,948	$49,025	3.98%	$1,163,658	$47,488	4.08%
Securities	106,534	1,474	1.38	108,467	1,228	1.13	109,834	1,141	1.04
Stock in FHLB and FRB	8,494	409	4.82	6,730	89	1.32	6,257	31	0.50
Other	88,548	1,069	1.21	83,901	586	0.70	64,434	302	0.47
Total interest-earning assets	1,526,952	56,179	3.68	1,431,046	50,928	3.56	1,344,183	48,962	3.64
Noninterest-earning assets	90,464			96,973			101,217
Total assets	$1,617,416			$1,528,019			$1,445,400
Interest-bearing Liabilities:
Savings deposits	$160,266	186	0.12	$158,312	171	0.11	$155,686	164	0.11
Money market accounts	304,868	1,204	0.39	318,248	989	0.31	336,179	1,054	0.31
NOW accounts	274,585	537	0.20	253,810	376	0.15	289,357	360	0.12
Certificates of deposit	364,792	3,511	0.96	304,194	2,329	0.77	225,990	1,216	0.54
Total deposits	1,104,511	5,438	0.49	1,034,564	3,865	0.37	1,007,212	2,794	0.28
Borrowings	54,899	651	1.19	24,764	105	0.42	8,674	20	0.23
Total interest-bearing liabilities	1,159,410	6,089	0.53	1,059,328	3,970	0.37	1,015,886	2,814	0.28
Noninterest-bearing deposits	233,200			239,361			192,528
Noninterest-bearing liabilities	22,127			21,142			21,882
Total liabilities	1,414,737			1,319,831			1,230,296
Equity	202,679			208,188			215,104
Total liabilities and equity	$1,617,416			$1,528,019			$1,445,400
Net interest income		$50,090			$46,958			$46,148
Net interest rate spread (1)			3.15%			3.19%			3.36%
Net interest-earning assets (2)	$367,542			$371,718			$328,297
Net interest margin (3)			3.28%			3.28%			3.43%
Ratio of interest-earning assets to interest-bearing liabilities	131.70%			135.09%			132.32%
_________________

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Year 2017 to 2016. Net interest income increased by $3.1 million, or 6.7%, to $50.1 million for the year ended December 31, 2017, from $47.0 million for the year ended December 31, 2016. Our net interest rate spread decreased four basis points to 3.15% for the year ended December 31, 2017, from 3.19% for 2016. Our net interest margin remained constant at 3.28% for the years ended December 31, 2017 and 2016. The decrease in the net interest rate spread resulted from increased average balances of interest-bearing liabilities at higher costs, partially offset by increased average balances of interest-earning asset at increased average yields. Our average interest-earning assets increased $95.9 million to $1.527 billion for the year ended December 31, 2017, from $1.431 billion for 2016. Our average interest-bearing liabilities increased $100.1 million to $1.159 billion for the year ended December 31, 2017, from $1.059 billion for 2016.
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

	Years Ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$3,701	$501	$4,202	$2,726	$(1,189)	$1,537
Securities	(22)	268	246	(14)	101	87
Stock in FHLB and FRB	29	291	320	3	55	58
Other	34	449	483	108	176	284
Total interest-earning assets	3,742	1,509	5,251	2,823	(857)	1,966
Interest-bearing liabilities:
Savings deposits	2	13	15	7	—	7
Money market accounts	(41)	256	215	(65)	—	(65)
NOW accounts	32	129	161	(52)	68	16
Certificates of deposit	528	654	1,182	499	614	1,113
Borrowings	218	328	546	59	26	85
Total interest-bearing liabilities	739	1,380	2,119	448	708	1,156
Change in net interest income	$3,003	$129	$3,132	$2,375	$(1,565)	$810

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
We recorded recoveries of loan losses of $87,000, $239,000 and $3.2 million, respectively, for the years ended December 31, 2017, 2016 and 2015. The provision or recovery for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment increased $265,000, or 3.3%, to $8.4 million at December 31, 2017, from $8.1 million at December 31, 2016. This increase occurred primarily because the growth in our loan portfolio focused on loan types with higher risk factors, primarily commercial-related loans. Net recoveries were $326,000 and $907,000 for the years ended December 31, 2017 and December 31, 2015, respectively, and there were $1.3 million of net charge-offs for the year ended December 31, 2016. Charge-off activity for the year ended December 31, 2016 included a $1.6 million charge-off resulting from the sale of three performing loans to a single borrower with a carrying value of $16.2 million. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies,” “Risk Classification of Loans” and “Allowance for Loan Losses.”
Noninterest Income

	Years Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(Dollars in thousands)
Deposit service charges and fees	$2,250	$2,254	$2,248	$(4)	$6
Other fee income	2,029	2,052	2,143	(23)	(91)
Insurance commissions and annuities income	251	302	386	(51)	(84)
Gain on sale of loans, net	76	75	102	1	(27)
Gain on sale of securities	—	46	—	(46)	46
Gain (loss) on sale of other assets	—	38	(1)	(38)	39
Loan servicing fees	248	276	354	(28)	(78)
Amortization of servicing assets	(109)	(128)	(137)	19	9
Recovery (impairment) of servicing assets	—	16	(3)	(16)	19
Earnings on bank owned life insurance	265	207	194	58	13
Trust income	720	674	712	46	(38)
Other	678	733	693	(55)	40
Total noninterest income	$6,408	$6,545	$6,691	$(137)	$(146)
Comparison of Year 2017 to 2016. Our noninterest income decreased by $137,000, or 2.1%, to $6.4 million for the years ended December 31, 2017, from $6.5 million in 2016. Deposit service charges and fees decreased $4,000, or 0.2%, to $2.3 million for the year ended December 31, 2017, from $2.3 million for the year ended December 31, 2016, primarily due to decreased NSF and uncollected funds fees from deposit accounts. Insurance commissions and annuities income declined by $51,000 due to lower sales of annuity products and property and casualty insurance, related in part to the consolidation of our Wealth Management Department with our Trust Department. Earnings on bank-owned life insurance increased by $58,000, or 28.0% to $265,000 for the year ended December 31, 2017, from $207,000 for the year ended December 31, 2016 due to higher market yields on invested assets. Trust income increased by $46,000, or 6.8%, to $720,000 for the year ended December 31, 2017 from $674,000 for the year ended December 31, 2016 due to higher net assets under management. Other fee income decreased $23,000, or 1.1%, to $2.0 million for the year ended December 31, 2017, from $2.1 million for the year ended December 31, 2016.
Comparison of Year 2016 to 2015. Our noninterest income decreased by $146,000, or 2.2%, to $6.5 million for the year ended December 31, 2016, from $6.7 million in 2015. Deposit service charges and fees increased $6,000, or 0.3%, to $2.3 million for the year ended December 31, 2016, from $2.2 million for the year ended December 31, 2015, primarily due to increased fees from deposit accounts. Other fee income decreased $91,000, or 4.2%, to $2.1 million for the year ended December 31, 2016, from $2.1 million for the year ended December 31, 2015. The decrease in other fee income reflects decreased ATM and visa debit card charges and other loan fees in 2016 compared to 2015. Bank-owned life insurance produced earnings of $207,000 for 2016, an increase of $13,000, or 6.7%, compared to $194,000 for 2015.
Noninterest Expense

	Years Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(Dollars in thousands)
Compensation and benefits	$21,767	$22,755	$22,222	$(988)	$533
Office occupancy and equipment	6,623	6,380	6,522	243	(142)
Advertising and public relations	1,004	870	991	134	(121)
Information technology	2,743	2,892	2,669	(149)	223
Supplies, telephone and postage	1,366	1,364	1,586	2	(222)
Amortization of intangibles	496	523	550	(27)	(27)
Nonperforming asset management	340	399	681	(59)	(282)
Loss (gain) on sale other real estate owned	45	(128)	(58)	173	(70)
Valuation adjustments of other real estate owned	333	314	548	19	(234)
Operations of other real estate owned	545	660	573	(115)	87
FDIC insurance premiums	587	755	904	(168)	(149)
Other	4,542	4,758	4,757	(216)	1
Total noninterest expense	$40,391	$41,542	$41,945	$(1,151)	$(403)
Comparison of Year 2017 to 2016. For the year ended December 31, 2017, noninterest expense decreased by $1.2 million, or 2.8%, to $40.4 million, from $41.5 million for the year ended December 31, 2016. Compensation and benefits expense decreased $988,000, or 4.3%, to $21.8 million for the year ended December 31, 2017, from $22.8 million in 2016. The decrease was due in substantial part to stock-based compensation expense of $982,000 for the year ended December 31, 2016, and none in 2017. Office occupancy expense increased by $243,000 due to increased real estate taxes and maintenance expenses on our office facilities. Advertising and marketing expense increased by $ 134,000 due to the creation of new marketing materials for new deposit products and expanded marketing for new loan and deposit customers. Information technology declined by $149,000 due to reduced costs from renewed or terminated vendor contracts, partially offset by increased expenses for cyber-and information-security related enhancements. FDIC insurance expense decreased by $168,000 due to a lower assessment rate on deposits. Noninterest expense for 2017 included $1.3 million of nonperforming asset management and OREO expenses, compared to $1.2 million for 2016. Nonperforming asset management expenses decreased $59,000, or 14.8%, to $340,000 for the year ended December 31, 2017, compared to $399,000 in 2016. The decrease was primarily due to a decline in nonperforming assets and a corresponding decline in expenses relating to resolutions and accelerated dispositions of nonperforming assets. The most significant decreases in nonperforming asset management expense related to maintenance and repairs and real estate taxes, which totaled $395,000 for the year ended December 31, 2017, compared to $579,000 for 2016. OREO expenses for the year ended December 31, 2017 totaled $923,000, compared to $846,000 in 2016. 2017 activity included a $333,000 valuation adjustment to OREO properties, compared to a $314,000 valuation adjustment in 2016. Other noninterest expense decreased $216,000, or 4.5%, to $4.5 million for the year ended December 31, 2017, from $4.8 million for the year ended December 31, 2016, primarily due to a provision of $174,000 for mortgage representation and warranty reserve for mortgage loans sold recorded in 2016.
Comparison of Year 2016 to 2015. For the year ended December 31, 2016, noninterest expense decreased by $403,000, or 1.0%, to $41.5 million, from $41.9 million for the year ended December 31, 2015. Compensation and benefits expense increased $533,000, or 2.4%, to $22.8 million for the year ended December 31, 2016, from $22.2 million in 2015. The increase was due in substantial part to stock-based compensation expense of $982,000 for the year ended December 31, 2016, compared to $638,000 in 2015. The stock-based compensation was partially offset by a decrease in compensation costs due in part to the reduction in full time equivalent employees to 246 at December 31, 2016, from 251 at December 31, 2015. Noninterest expense for 2016 included $1.2 million of nonperforming asset management and OREO expenses, compared to $1.7 million for 2015. Nonperforming asset management expenses decreased $282,000, or 41.4%, to $399,000 for the year ended December 31, 2016, compared to $681,000 in 2015. The decrease was primarily due to a decline in nonperforming assets and a corresponding decline in expenses relating to resolutions and accelerated dispositions of nonperforming assets. The most significant decrease in nonperforming asset management expense related to real estate taxes, which totaled $198,000 for the year ended December 31, 2016, compared to $247,000 for 2015. OREO expenses for the year ended December 31, 2016 totaled $846,000, and included a $314,000 valuation adjustment to OREO properties, compared to a $548,000 valuation adjustment in 2015. Noninterest expense for the year ended December 31, 2016 included a provision of $174,000 for mortgage representation and warranty reserve for mortgage loans sold, compared to a $80,000 provision for 2015.
Income Taxes
Comparison of Year 2017 to 2016. For the year ended December 31, 2017 we recorded income tax expense of $7.2 million, compared to $4.7 million recorded in 2016. The income tax expense for 2017 included a $2.5 million expense related to the Tax Cuts and Job Act of 2017 and $879,000 benefit due to an increase in the deferred tax asset related to our Illinois net operating loss carryforward. The effective tax rate for the year ended December 31, 2017 was 44.77%.
Comparison of Year 2016 to 2015. For the year ended December 31, 2016 we recorded income tax expense of $4.7 million, compared to $5.4 million recorded in 2015. The effective tax rate for the year ended December 31, 2016 was 38.51%.
Comparison of Financial Condition at December 31, 2017 and December 31, 2016
Total assets increased $5.5 million, or 0.3%, to $1.626 billion at December 31, 2017, from $1.620 billion at December 31, 2016. The increase in total assets was primarily due to increases in cash and cash equivalents and loans receivable, which were partially offset by a decrease in securities. Net loans increased $1.7 million, or 0.1%, to $1.315 billion at December 31, 2017, from $1.313 billion at December 31, 2016. Net securities decreased by $13.8 million, or 12.9%, to $93.4 million at December 31, 2017, from $107.2 million at December 31, 2016.
Our loan portfolio consists primarily of multi-family real estate, nonresidential real estate, construction and land loans, commercial loans and commercial leases, which together totaled 92.5% of gross loans at December 31, 2017. Net loans receivable increased $1.7 million, or 0.1%, to $1.315 billion at December 31, 2017. Commercial loans increased $53.5 million, or 54.0%; multi-family mortgage loans increased by $45.5 million, or 8.4%; and construction and land loans increased by $56,000, or 4.3%. Commercial leases decreased by $46.4 million, or 13.0%; nonresidential real estate loans decreased $12.2 million, or 6.7%; and one-to-four family residential mortgage loans decreased by $37.4 million, or 27.7%.
Our allowance for loan losses increased by $239,000, or 2.9%, to $8.4 million at December 31, 2017, from $8.1 million at December 31, 2016. The increase reflected the combined impact of an $87,000 recovery of provision for loan losses and $326,000 of net recoveries of loans previously charged-off.
Securities decreased $13.8 million, or 12.9%, to $93.4 million at December 31, 2017, from $107.2 million at December 31, 2016, due primarily to proceeds from maturities of $75.5 million and repayments of $3.4 million on residential mortgage-backed securities and collateralized mortgage obligations. These repayments were partially offset by investments in FDIC-insured certificates of deposit issued by other insured depository institutions of $65.1 million.
Total liabilities increased $12.7 million, or 0.9%, to $1.428 billion at December 31, 2017, from $1.415 billion at December 31, 2016, primarily due to increases in FHLB advances. Total deposits increased $661,000, to $1.340 billion at December 31, 2017, from $1.339 billion at December 31, 2016. Certificates of deposit increased $4.3 million, or 1.2%, to $356.0 million at December 31, 2017, from $351.6 million at December 31, 2016 due to an increase in retail products. Interest-bearing NOW accounts increased $22.6 million, or 8.5%, to $289.7 million at December 31, 2017, from $267.1 million at December 31, 2016. Savings accounts increased $499,000, or 0.3%, to $160.5 million at December 31, 2017, from $160.0 million at December 31, 2016. Noninterest-bearing demand deposits decreased $15.2 million, or 6.1%, to $234.4 million at December 31, 2017, from $249.5 million at December 31, 2016. Money market accounts decreased $11.6 million, or 3.7% to $299.6 million at December 31, 2017, from $311.2 million at December 31, 2016. Core deposits (which consist of savings, money market, noninterest-bearing demand and NOW accounts) were 73.4% and 73.7% of total deposits at December 31, 2017 and 2016, respectively.
Total stockholders’ equity was $197.6 million at December 31, 2017, compared to $204.8 million at December 31, 2016. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 719,573 shares of our common stock at a total cost of $10.8 million, and our declaration and payment of cash dividends totaling $5.2 million, during the year ended December 31, 2017. These items were partially offset by net income of $9.0 million that we recorded for the year ended December 31, 2017 and the $1.1 million impact of the ESOP loan repayment that was made on March 29, 2017.

Securities
Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.
At December 31, 2017, our mortgage-backed securities and collateralized mortgage obligations (“CMOs”) reflected in the following table were issued by U.S. government-sponsored enterprises and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the federal government has affirmed its commitment to support. All securities reflected in the table were classified as available-for-sale at December 31, 2017, 2016 and 2015.
The following table sets forth the composition, amortized cost and fair value of our securities.

	At December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities:
Certificates of deposits	$75,916	$75,916	$85,938	$85,938	$87,901	$87,901
Equity mutual funds	500	499	500	499	500	507
SBA - guaranteed loan participation certificates	10	10	17	17	23	23
Total	76,426	76,425	86,455	86,454	88,424	88,431
Mortgage-backed Securities:
Mortgage-backed securities - residential	11,969	12,472	14,561	15,184	18,330	19,180
CMOs and REMICs - residential	4,481	4,486	5,587	5,574	7,111	7,142
Total mortgage-backed securities	16,450	16,958	20,148	20,758	25,441	26,322
	$92,876	$93,383	$106,603	$107,212	$113,865	$114,753
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

Portfolio Maturities and Yields
The composition and maturities of the securities portfolio and the mortgage-backed securities portfolio at December 31, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis, as the amount is immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities:
Certificates of deposit	$75,668	1.58%	$248	1.65%	$—	—%	$—	—%
SBA - guaranteed loan participation certificates	—	—	10	2.75	—	—	—	—
	75,668	1.58	258	1.69	—	—	—	—
Mortgage-backed Securities:
Pass-through securities:
Fannie Mae	—	—	2	3.48	68	4.43	5,911	3.80
Freddie Mac	—	—	17	3.03	39	2.85	778	4.36
Ginnie Mae	—	—	41	2.75	—	—	5,113	2.54
CMOs and REMICs	—	—	—	—	424	2.79	4,057	1.78
	—	—	60	2.85	531	3.01	15,859	2.90
Total securities	$75,668	1.58%	$318	1.91%	$531	3.01%	$15,859	2.90%
The Bank is a member of the Federal Reserve System as a result of its conversion to a national bank charter on November 30, 2016. The Bank was required to purchase stock in the FRB in 2016 in connection with the charter conversion. The aggregate cost of our FRB common stock as of December 31, 2017 was $5.5 million based on its par value. The Bank is also a member of the FHLB System. Members of the FHLB System are required to hold a certain amount of common stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2017 was $2.8 million based on its par value. There is no market for FRB and FHLB common stock. In 2017 we purchased 34,000 and 120,000 shares of FHLB and FRB common stock, respectively. There were no purchases of FHLB and FRB common stock during 2016 and 2015. In 2017 we redeemed $3.5 million of excess FHLB common stock, there was no redemption of FRB common stock. There were no redemptions of FHLB and FRB common stock during 2016 and 2015. At December 31, 2017, we did not own any excess shares of FHLB common stock, we were required to own to maintain our membership in the FHLB System and to be eligible to obtain advances.

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
The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale, by type of loan.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential	$97,814	7.40%	$135,218	10.25%	$159,501	12.86%	$180,337	15.24%	$201,382	18.12%
Multi-family mortgage	588,383	44.52	542,887	41.15	506,026	40.80	480,349	40.60	396,058	35.64
Nonresidential real estate	169,971	12.86	182,152	13.81	226,735	18.28	234,500	19.82	263,567	23.72
Construction and land	1,358	0.10	1,302	0.09	1,313	0.10	1,885	0.16	6,570	0.59
Commercial loans	152,552	11.54	99,088	7.51	79,516	6.41	66,882	5.65	54,255	4.88
Commercial leases	310,076	23.46	356,514	27.02	265,405	21.40	217,143	18.36	187,112	16.84
Consumer	1,597	0.12	2,255	0.17	1,831	0.15	2,051	0.17	2,317	0.21
	1,321,751	100.00%	1,319,416	100.00%	1,240,327	100.00%	1,183,147	100.00%	1,111,261	100.00%
Net deferred loan origination costs	1,266		1,663		1,621		1,199		970
Allowance for loan losses	(8,366)		(8,127)		(9,691)		(11,990)		(14,154)
Total loans, net	$1,314,651		$1,312,952		$1,232,257		$1,172,356		$1,098,077
We engage in multi-family lending activities in the Chicago Metropolitan Statistical Areas and in other carefully selected Metropolitan Statistical Areas outside of our primary lending area and engage in healthcare lending and commercial leasing activities on a nationwide basis. At December 31, 2017, $282.8 million, or 48.0%, or our multi-family loans were in the Metropolitan Statistical Area for Chicago, Illinois, while $73.4 million, or 12.5%, were in the Metropolitan Statistical Area for Dallas, Texas, $56.2 million, or 9.6%, were in the Metropolitan Statistical Area for Denver, Colorado, $32.9 million, or 5.6%, were in the Metropolitan Statistical Area for Tampa, Florida and $17.7 million, or 3.0%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota.

Loan Portfolio Maturities
The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Within One Year	One Year Through Five Years	Beyond Five Years	Total
	(Dollars in thousands)
Scheduled Repayments of Loans:
One-to-four family residential	$12,564	$23,118	$62,132	$97,814
Multi-family mortgage	38,071	87,554	462,758	588,383
Nonresidential real estate	48,021	109,041	12,909	169,971
Construction and land	923	435	—	1,358
Commercial loans and leases	246,868	210,269	5,491	462,628
Consumer	434	861	302	1,597
	$346,881	$431,278	$543,592	$1,321,751

				Total
Loans Maturing After One Year:
Predetermined (fixed) interest rates				$374,320
Adjustable interest rates				600,550
				$974,870

Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At December 31, 2017, we had no loans in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as-is,” “as-stabilized” or “as-improved” basis is most likely to produce the highest net realizable value. If we determine that the “as-stabilized” or “as-improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of December 31, 2017, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans
One-to-four family residential	$2,027	$2,851	$2,455	$4,408	$4,741
Multi-family mortgage	363	185	821	4,481	7,098
Nonresidential real estate	—	260	296	3,245	5,847
Construction and land	—	—	—	—	382
Commercial	—	—	—	76	100
Consumer	—	—	—	3	12
	2,390	3,296	3,572	12,213	18,180
Loans Past Due Over 90 Days, still accruing	—	—	—	—	228

Other real estate owned
One-to-four family residential	827	1,565	2,621	1,263	1,077
Multi-family mortgage	—	370	951	2,307	1,921
Nonresidential real estate	1,520	1,066	1,747	885	1,181
Land	4	894	1,692	1,903	2,127
	2,351	3,895	7,011	6,358	6,306
Total nonperforming assets	$4,741	$7,191	$10,583	$18,571	$24,714

Ratios
Nonperforming loans to total loans	0.18%	0.25%	0.29%	1.03%	1.66%
Nonperforming assets to total assets	0.29	0.44	0.70	1.27	1.70

Nonperforming Assets
Nonperforming assets decreased by $2.5 million in 2017, due in substantial part to the execution of the Company's plan to materially reduce nonperforming asset expenses. Nonperforming assets totaled $4.7 million at December 31, 2017, and $7.2 million at December 31, 2016. The decrease in nonperforming assets for the year ended December 31, 2017 reflected the disposition of $4.0 million of OREO and other nonperforming asset resolutions.
Approximately $2.8 million of nonaccrual loans were transferred to OREO during the year ended December 31, 2017. These were primarily residential, multi-family and nonresidential loans, comprising the majority of the decrease in nonaccrual loans for the period. We continue to experience modest quantities of defaults on residential loans principally due either to the borrower’s personal financial condition or death, and/or deteriorated collateral value.
Loan Extensions and Modifications
Maturing loans are subject to our standard loan underwriting policies and practices. Due to the need to obtain updated borrower and guarantor financial information, collateral information or to prepare revised loan documentation, loans in the process of renewal may appear as past due because the information needed to underwrite a renewal of the loan is not available to us prior to the maturity date of the loan. At times, short-term administrative extensions, which are typically 90 days in duration, are granted to facilitate proper underwriting. In general, loan modifications are subject to a risk-adjusted pricing analysis.
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
Troubled Debt Restructurings
The Company had $17,000 of TDRs at December 31, 2017, compared to $341,000 at December 31, 2016, with no specific valuation allowances allocated to those loans at December 31, 2017 and 2016. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.
The following table presents the Company's TDRs by class.

	At December 31,
	2017	2016
	(Dollars in thousands)
One-to-four family residential real estate	$—	$205
Accrual troubled debt restructured loans	—	205
One-to-four family residential real estate	17	136
Nonaccrual troubled debt restructured loans	17	136
Total troubled debt restructured loans	$17	$341

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
Based on a review of our loans at December 31, 2017, classified loans consisted of $2.9 million performing substandard loans and $2.4 million of nonperforming loans. As of December 31, 2017, we had $4.5 million of loans designated as special mention.
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

Net Charge-offs and Recoveries
The following table sets forth activity in our allowance for loan losses.

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$8,127	$9,691	$11,990	$14,154	$18,035
Charge-offs
One-to-four family residential	(318)	(539)	(386)	(873)	(1,505)
Multi-family mortgage	(10)	(79)	(198)	(1,230)	(1,832)
Nonresidential real estate	(165)	(1,718)	(391)	(1,727)	(577)
Construction and land	—	—	—	(1)	(943)
Commercial loans	—	—	(152)	(123)	(425)
Commercial leases	—	—	—	(8)	—
Consumer	(10)	(25)	(16)	(12)	(55)
	(503)	(2,361)	(1,143)	(3,974)	(5,337)
Recoveries
One-to-four family residential	145	321	702	418	447
Multi-family mortgage	70	162	182	100	236
Nonresidential real estate	17	200	509	423	519
Construction and land	—	35	44	377	463
Commercial loans	594	309	611	1,225	470
Commercial leases	2	7	1	—	—
Consumer	1	2	1	3	8
	829	1,036	2,050	2,546	2,143
Net recoveries (charge-offs)	326	(1,325)	907	(1,428)	(3,194)
Recovery of loan losses	(87)	(239)	(3,206)	(736)	(687)
Balance at end of year	$8,366	$8,127	$9,691	$11,990	$14,154

Ratios
Net recoveries (charge-offs) to average loans outstanding	0.03%	(0.11)%	0.08%	(0.13)%	(0.31)%
Allowance for loan losses to nonperforming loans	350.04	246.57	271.30	98.17	76.89
Allowance for loan losses to total loans	0.63	0.62	0.78	1.01	1.27
We had a net recovery of loan losses of $87,000 in 2017, compared to a recovery of $239,000 in 2016. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment increased $265,000, or 3.3%, to $8.4 million at December 31, 2017, from $8.1 million at December 31, 2016. The reserve established for loans individually evaluated for impairment decreased $26,000, or 100.0%, to $0 at December 31, 2017, from $26,000 at December 31, 2016. Net recoveries were $326,000 and $907,000 for the years ended December 31, 2017 and December 31, 2015, respectively, and we had $1.3 million of charge-offs for the year ended December 31, 2016. Although our loan portfolio increased by $2.3 million for the year ended December 31, 2017, the combined impact of these factors and a two basis point reduction in our weighted average historical loss rates was sufficient to fully fund the allowance to reflect the growth in our loan portfolio.
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

	At December 31,
	2017			2016			2015
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$850	$97,814	7.40%	$1,168	$135,218	10.25%	$1,704	$159,501	12.86%
Multi-family mortgage	3,849	588,383	44.52	3,647	542,887	41.15	3,610	506,026	40.80
Nonresidential real estate	1,605	169,971	12.86	1,794	182,152	13.81	2,582	226,735	18.28
Construction and land	32	1,358	0.10	32	1,302	0.09	43	1,313	0.10
Commercial loans	1,357	152,552	11.54	733	99,088	7.51	654	79,516	6.41
Commercial leases	655	310,076	23.46	714	356,514	27.02	1,073	265,405	21.40
Consumer	18	1,597	0.12	39	2,255	0.17	25	1,831	0.15
	$8,366	$1,321,751	100.00%	$8,127	$1,319,416	100.00%	$9,691	$1,240,327	100.00%

	At December 31,
	2014			2013
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$2,148	$180,337	15.24%	$3,848	$201,382	18.12%
Multi-family mortgage	5,205	480,349	40.60	4,444	396,058	35.64
Nonresidential real estate	2,940	234,500	19.82	3,735	263,567	23.72
Construction and land	80	1,885	0.16	393	6,570	0.59
Commercial loans	554	66,882	5.65	731	54,255	4.88
Commercial leases	1,009	217,143	18.36	946	187,112	16.84
Consumer	54	2,051	0.17	57	2,317	0.21
	$11,990	$1,183,147	100.00%	$14,154	$1,111,261	100.00%

Sources of Funds
Deposits. At December 31, 2017, our deposits totaled $1.340 billion. Interest-bearing deposits totaled $1.106 billion and noninterest-bearing demand deposits totaled $234.4 million. NOW, savings and money market accounts totaled $749.7 million. Noninterest-bearing demand deposits at December 31, 2017 included $47,000 in internal checking accounts. At December 31, 2017, we had $356.0 million of certificates of deposit outstanding, of which $258.6 million had maturities of one year or less and $86.1 million were brokered deposits. Although a significant portion of our certificates of deposit are shorter-term certificates of deposit, we believe, based on historical experience and our current pricing strategy, that we will retain a significant portion of the non-brokered accounts upon maturity.
The following table sets forth the distribution of total deposit accounts, by account type.

	Years Ended December 31,
	2017			2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand:
Retail	$136,214	10.18%	—%	$139,974	10.99%	—%	$99,839	8.32%	—%
Commercial	96,986	7.25	—	99,387	7.80	—	92,689	7.73	—
Total noninterest-bearing demand	233,200	17.43	—	239,361	18.79	—	192,528	16.05	—
Savings deposits	160,266	11.98	0.12	158,312	12.43	0.11	155,686	12.97	0.11
Money market accounts	304,868	22.79	0.39	318,248	24.98	0.31	336,179	28.02	0.31
Interest-bearing NOW accounts	274,585	20.53	0.20	253,810	19.92	0.15	289,357	24.12	0.12
Certificates of deposit	364,792	27.27	0.96	304,194	23.88	0.77	225,990	18.84	0.54
	$1,337,711	100.00%		$1,273,925	100.00%		$1,199,740	100.00%
The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2017:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$63,323	$63,313	$52,619	$49,903	$229,158
Certificates of deposit of $100,000 or more	32,969	17,173	29,170	47,488	126,800
Total certificates of deposit	$96,292	$80,486	$81,789	$97,391	$355,958
Borrowings. Our borrowings consist primarily of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings.

	At or For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at end of year	$60,768	$51,069	$64,318
Average balance during year	54,899	24,764	8,674
Maximum outstanding at any month end	61,162	86,878	64,318
Weighted average interest rate at end of year	1.33%	0.66%	0.28%
Average interest rate during year	1.19	0.42	0.23

At December 31, 2017, we had the capacity to borrow an additional $322.2 million under our credit facilities with the FHLB. Furthermore, we had unpledged securities that could be used to support in excess of $13.8 million of additional FHLB borrowings.
At December 31, 2017, we had a line of credit with the FRB. At December 31, 2017, there were no outstanding federal funds borrowings and there was no outstanding balance on the line of credit.
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
Management of Interest Rate Risk
Qualitative Analysis. A significant form of market risk is interest rate risk. Interest rate risk results from timing differences in the maturity or repricing of our assets, liabilities and off-balance-sheet contracts (i.e., forward loan commitments), the effect of loan prepayments and deposit withdrawals, the difference in the behavior of lending and funding rates arising from the use of different indices and “yield curve risk” arising from changing rate relationships across the spectrum of maturities for constant or variable credit risk investments. In addition to directly affecting net interest income, changes in market interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancings, the carrying value of investment securities classified as available-for-sale and the flow and mix of deposits.
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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. In an effort to better manage interest rate risk, we have de-emphasized the origination of residential mortgage loans, and have increased our emphasis on the origination of nonresidential real estate loans, multi-family mortgage loans, commercial loans and commercial leases. In addition, depending on market interest rates and our capital and liquidity position, we generally sell all or a portion of our longer-term, fixed-rate residential loans, usually on a servicing-retained basis. Further, we primarily invest in shorter-duration securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Finally, we have classified our entire investment portfolio as available-for-sale so as to provide flexibility in liquidity management.
We utilize a combination of analyses to monitor the Bank’s exposure to changes in interest rates. The economic value of equity analysis is a model that estimates the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance-sheet contracts. In calculating changes in NPV, we assume estimated loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes.
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
Quantitative Analysis. The following table sets forth, as of December 31, 2017, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(27,048)	(10.27)%	$3,054	5.85%
+300	(15,054)	(5.72)	2,417	4.63
+200	(6,648)	(2.53)	1,758	3.37
+100	(1,084)	(0.41)	1,062	2.04
0
-100	(9,302)	(3.53)	(2,467)	(4.73)
The table set forth above indicates that at December 31, 2017, in the event of an immediate 100 basis point decrease in interest rates, the Bank would be expected to experience a 3.53% decrease in NPV and a $2.5 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 2.53% decrease in NPV and a $1.8 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment of one-to-four family residential mortgage loans, multi-family mortgage loans, nonresidential real estate loans, commercial leases, construction and land loans, and commercial loans and the purchase of investment securities and mortgage-

backed securities. During the years ended December 31, 2017, 2016 and 2015, our loans originated or purchased for investment totaled $663.8 million, $598.7 million and $509.0 million, respectively. Purchases of securities totaled $65.1 million, $65.6 million and $60.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. These activities were funded primarily by principal repayments on loans and securities, and the sale of loans and securities.
During the years ended December 31, 2017, 2016 and 2015, principal repayments on loans totaled $654.7 million, $495.4 million, and $441.8 million, respectively. During the years ended December 31, 2017, 2016 and 2015, principal repayments on securities totaled $3.4 million, $5.1 million, and $7.0 million, respectively. During the years ended December 31, 2017, 2016 and 2015, proceeds from maturities and sales of securities totaled $75.5 million, $67.8 million, and $59.8 million, respectively. During the years ended December 31, 2017, 2016 and 2015, the proceeds from the sale of loans held-for-sale totaled $1.4 million, $2.4 million and $3.9 million, respectively.
Loan origination commitments totaled $46.6 million at December 31, 2017, and consisted of $19.2 million of fixed-rate loans and $27.4 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers totaled $129.2 million and $6.8 million, respectively, at December 31, 2017. At December 31, 2017, there were no commitments to sell mortgages.
Deposit flows are generally affected by the level of market interest rates, the interest rates and other terms and conditions on deposit products offered by our banking competitors, and other factors. We had net deposit increases of $661,000, $126.5 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2017 totaled $258.6 million.
We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and may utilize additional sources of funds through FHLB advances, of which $60.0 million were outstanding at December 31, 2017. At December 31, 2017 we had the ability to borrow an additional $322.2 million under our credit facilities with the FHLB. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $13.8 million. Finally, at December 31, 2017, we had a line of credit available with the FRB. At December 31, 2017, there was no outstanding balance on this credit line.
Liquidity Management - Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $6.4 million of cash and cash equivalents and any cash dividends it may receive from the Bank.
During 2017, we paid $10.8 million to repurchase shares of our common stock and paid $5.2 million in cash dividends to stockholders, using the dividends received from the Bank.
As of December 31, 2017, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of December 31, 2017, we had no other material commitments for capital expenditures.
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
At December 31, 2017, actual and required capital ratios were:

	Consolidated Actual Ratio	BankFinancial NA Actual Ratio	Required for Capital Adequacy Purposes	To be Well-Capitalized under Prompt Corrective Action Provisions
Total capital (to risk-weighted assets)	17.06%	16.48%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	16.33	15.74	6.00	8.00
Common Tier 1 (CET1)	16.33	15.74	4.50	6.50
Tier 1 (core) capital (to adjusted total assets)	11.49	11.08	4.00	5.00
As of December 31, 2017 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
Capital Management - Company. Total stockholders’ equity was $197.6 million at December 31, 2017, compared to $204.8 million at December 31, 2016. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 719,573 shares of our common stock at a total cost of $10.8 million, and our declaration and payment of cash dividends totaling $5.2 million, during the year ended December 31, 2017. These items were partially offset by net income of $9.0 million that we recorded for the year ended December 31, 2017 and the $1.1 million impact of the ESOP loan repayment that was made on March 29, 2017.
Cash Dividends. Our Board of Directors declared four quarterly cash dividends totaling $5.2 million during 2017, consisting of a cash dividend of $0.06 per share for the first quarter of 2017 and two cash dividends of $0.07 per share for the second and third quarters of 2017 and a $0.08 per share cash dividend for the final quarter of 2017.
Stock Repurchase Program. On March 30, 2015, the Company announced that its Board had authorized the repurchase of up to 1,055,098 shares of the Company’s common stock, which represented approximately 5% of the Company’s issued and outstanding shares of common stock. On December 28, 2015, the Board increased the number of shares that can be repurchased in accordance with the authorization by an additional 1,046,868 shares. On October 27, 2016, the Board increased the total number of shares authorized for repurchase by an additional 478,789 shares. On July 28, 2017, the Board increased the total number of shares authorized for repurchase by an additional 250,000 shares. On October 26, 2017, the Board extended the expiration date of the repurchase authorization from December 31, 2017 to June 30, 2018. As of December 31, 2017, the Company had repurchased 2,587,779 shares of its common stock out of the 2,830,755 shares of common stock authorized under the above repurchase authorizations. Since its inception, the Company has repurchased 6,826,913 shares of its common stock.
Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans that we make. Although we consider commitments to extend credit in determining our allowance for loan losses, at December 31, 2017, we had made no provision for losses on commitments to extend credit, and had no specific or general allowance for losses on such commitments, as we have had no historical loss experience with commitments to extend credit and we believed that no probable and reasonably estimable losses were inherent in our portfolio as a result of our commitments to extend credit. For additional information, see Note 14 of the "Notes to Consolidated Financial Statements" in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2017. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
Contractual Obligations
Certificates of deposit	$258,567	$85,177	$12,214	$—	$355,958
Borrowings	60,000	—	—	—	60,000
Standby letters of credit	6,747	10	—	—	6,757
Operating leases	497	930	955	3,753	6,135
Total	$325,811	$86,117	$13,169	$3,753	$428,850
Commitments to extend credit	$175,822	$—	$—	$—	$175,822
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

Although we determined a valuation allowance was not required for any deferred tax assets at December 31, 2017 and 2016, there is no guarantee that a valuation allowance will not be required in the future.
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2017, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this assessment, management concludes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors
BankFinancial Corporation
Burr Ridge, Illinois
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BankFinancial Corporation (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Crowe Horwath LLP
We have served as the Company's auditor since 1989
Oak Brook, Illinois
February 23, 2018

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Cash and due from other financial institutions	$13,572	$13,053
Interest-bearing deposits in other financial institutions	114,020	83,631
Cash and cash equivalents	127,592	96,684
Securities, at fair value	93,383	107,212
Loans receivable, net of allowance for loan losses: December 31, 2017, $8,366 and December 31, 2016, $8,127	1,314,651	1,312,952
Other real estate owned, net	2,351	3,895
Stock in Federal Home Loan Bank and Federal Reserve Bank, at cost	8,290	11,650
Premises held-for-sale	5,667	—
Premises and equipment, net	24,856	31,413
Accrued interest receivable	4,619	4,381
Core deposit intangible	286	782
Bank owned life insurance	22,859	22,594
Deferred taxes	12,563	22,411
Other assets	8,441	6,063
Total assets	$1,625,558	$1,620,037

Liabilities
Deposits
Noninterest-bearing	$234,354	$249,539
Interest-bearing	1,105,697	1,089,851
Total deposits	1,340,051	1,339,390
Borrowings	60,768	51,069
Advance payments by borrowers for taxes and insurance	11,645	11,041
Accrued interest payable and other liabilities	15,460	13,757
Total liabilities	1,427,924	1,415,257
Commitments and contingent liabilities
Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 17,958,723 shares issued at December 31, 2017 and 19,233,760 shares issued at December 31, 2016	179	192
Additional paid-in capital	153,811	173,047
Retained earnings	43,274	39,483
Unearned Employee Stock Ownership Plan shares	—	(8,318)
Accumulated other comprehensive income	370	376
Total stockholders’ equity	197,634	204,780
Total liabilities and stockholders’ equity	$1,625,558	$1,620,037

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the years ended December 31,
	2017	2016	2015
Interest and dividend income
Loans, including fees	$53,227	$49,025	$47,488
Securities	1,474	1,228	1,141
Other	1,478	675	333
Total interest income	56,179	50,928	48,962
Interest expense
Deposits	5,438	3,865	2,794
Borrowings	651	105	20
Total interest expense	6,089	3,970	2,814
Net interest income	50,090	46,958	46,148
Recovery of loan losses	(87)	(239)	(3,206)
Net interest income after recovery of loan losses	50,177	47,197	49,354
Noninterest income
Deposit service charges and fees	2,250	2,254	2,248
Other fee income	2,029	2,052	2,143
Insurance commissions and annuities income	251	302	386
Gain on sale of loans, net	76	75	102
Gain on sale of securities (includes $46 accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities for the year ended December 31, 2016)	—	46	—
Loan servicing fees	248	276	354
Amortization and impairment of servicing assets	(109)	(112)	(140)
Earnings on bank owned life insurance	265	207	194
Trust	720	674	712
Other	678	771	692
Total noninterest income	6,408	6,545	6,691
Noninterest expense
Compensation and benefits	21,767	22,755	22,222
Office occupancy and equipment	6,623	6,380	6,522
Advertising and public relations	1,004	870	991
Information technology	2,743	2,892	2,669
Supplies, telephone, and postage	1,366	1,364	1,586
Amortization of intangibles	496	523	550
Nonperforming asset management	340	399	681
Operations of other real estate owned	923	846	1,063
FDIC insurance premiums	587	755	904
Other	4,542	4,758	4,757
Total noninterest expense	40,391	41,542	41,945
Income before income taxes	16,194	12,200	14,100
Income tax expense	7,190	4,698	5,425
Net income	$9,004	$7,502	$8,675
Basic earnings per common share	$0.49	$0.40	$0.44
Diluted earnings per common share	$0.49	$0.39	$0.44
Weighted average common shares outstanding	18,279,899	18,987,951	19,918,003
Diluted weighted average common shares outstanding	18,280,336	19,047,139	19,921,519

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the years ended December 31,
	2017	2016	2015
Net income	$9,004	$7,502	$8,675
Unrealized holding loss on securities arising during the period	(102)	(233)	(339)
Tax effect	36	90	129
Net of tax	(66)	(143)	(210)
Reclassification adjustment for gain included in net income	—	(46)	—
Tax effect, included in income tax expense	—	18	—
Reclassification adjustment for (gain) included in net income, net of tax	—	(28)	—
Other comprehensive loss	(66)	(171)	(210)
Comprehensive income	$8,938	$7,331	$8,465

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except shares and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2015	$211	$193,845	$31,584	$(10,276)	$757	$216,121
Net income	—	—	8,675	—	—	8,675
Other comprehensive loss, net of tax effect	—	—	—	—	(210)	(210)
Repurchase and retirement of common stock (804,649 shares)	(8)	(9,962)	—	—	—	(9,970)
Nonvested stock awards-stock-based compensation expense	—	657	—	—	—	657
Cash dividends declared on common stock ($0.20 per share)	—	—	(4,145)	—	—	(4,145)
ESOP shares earned	—	257	—	979	—	1,236
Balance at December 31, 2015	203	184,797	36,114	(9,297)	547	212,364
Net income	—	—	7,502	—	—	7,502
Other comprehensive loss, net of tax effect	—	—	—	—	(171)	(171)
Repurchase and retirement of common stock (1,063,557 shares)	(11)	(13,204)	—	—	—	(13,215)
Nonvested stock awards-stock-based compensation expense	—	982	—	—	—	982
Cash dividends declared on common stock ($0.21 per share)	—	—	(4,133)	—	—	(4,133)
ESOP shares earned	—	472	—	979	—	1,451
Balance at December 31, 2016	192	173,047	39,483	(8,318)	376	204,780
Net income	—	—	9,004	—	—	9,004
Other comprehensive loss, net of tax effect	—	—	—	—	(66)	(66)
Reclassification for the Tax Cuts and Jobs Act	—	—	(60)	—	60	—
Net exercise of stock options (198,026 shares)	2	(1,239)	—	—	—	(1,237)
Prepayment of ESOP Share Acquisition Loan	(8)	(7,185)	—	8,318	—	1,125
Repurchase and retirement of common stock (719,573 shares)	(7)	(10,812)	—	—	—	(10,819)
Cash dividends declared on common stock ($0.28 per share)	—	—	(5,153)	—	—	(5,153)
Balance at December 31, 2017	$179	$153,811	$43,274	$—	$370	$197,634

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$9,004	$7,502	$8,675
Adjustments to reconcile to net income to net cash from operating activities
Recovery of loan losses	(87)	(239)	(3,206)
Prepayment of ESOP Share Acquisition Loan	1,125	—	—
ESOP shares earned	—	1,451	1,236
Stock–based compensation expense	—	982	657
Depreciation and amortization	3,789	3,777	3,682
Amortization and accretion on securities and loans	(123)	(280)	(312)
Amortization of intangibles	496	523	550
Amortization and impairment of servicing assets	109	112	140
Net change in net deferred loan origination costs	397	(42)	(422)
Net (gain) loss on sale of other real estate owned	45	(128)	(59)
Net gain on sale of loans	(76)	(75)	(102)
Net gain on sale of securities	—	(46)	—
Net (gain) loss on disposition of premises and equipment	—	(38)	1
Loans originated for sale	(1,288)	(2,310)	(3,838)
Proceeds from sale of loans	1,364	2,385	3,940
Other real estate owned valuation adjustments	333	314	548
Net change in:
Deferred income tax	9,848	4,390	5,079
Accrued interest receivable	(238)	(155)	(300)
Earnings on bank owned life insurance	(265)	(207)	(194)
Other assets	(3,406)	(1,418)	659
Accrued interest payable and other liabilities	1,703	2,443	(1,852)
Net cash from operating activities	22,730	18,941	14,882
Cash flows from investing activities
Securities
Proceeds from maturities	75,460	67,734	59,804
Proceeds from principal repayments	3,388	5,102	6,984
Proceeds from sales of securities	—	46	—
Purchases of securities	(65,128)	(65,617)	(60,744)
Loans receivable
Loan participations sold	3,615	6,195	3,350
Principal payments on loans receivable	654,702	495,391	441,820
Purchases of loans	(23,451)	(54,970)	—
Originated for investment	(640,340)	(543,740)	(509,018)
Proceeds from sale of loans	—	14,746	—
Proceeds of redemption of Federal Home Loan Bank stock	3,514	—	—
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(154)	(5,393)	—
Proceeds from sale of other real estate owned	3,932	4,181	4,733
Purchase of premises and equipment, net	(1,133)	(696)	(542)
Net cash from (used in) investing activities	14,405	(77,021)	(53,613)

(Continued)

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2017	2016	2015
Cash flows from financing activities
Net change in deposits	$661	$126,471	$1,206
Net change in borrowings	9,699	(13,249)	51,397
Net change in advance payments by borrowers for taxes and insurance	604	(487)	39
Repurchase and retirement of common stock	(10,819)	(13,215)	(9,970)
Cash dividends paid on common stock	(5,153)	(4,133)	(4,145)
Shares retired for tax liability	(1,219)	—	—
Net cash from (used in) financing activities	(6,227)	95,387	38,527
Net change in cash and cash equivalents	30,908	37,307	(204)
Beginning cash and cash equivalents	96,684	59,377	59,581
Ending cash and cash equivalents	$127,592	$96,684	$59,377

Supplemental disclosures of cash flow information:
Interest paid	$6,044	$3,907	$2,844
Income taxes paid	427	289	363
Income taxes refunded	6	9	7
Loans transferred to other real estate owned	2,766	1,251	5,875
Premises transferred to held-for-sale	5,667	—	—

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
Principles of Consolidation: The consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (formerly BF Asset Recovery Corporation) (collectively, “the Company”) and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated.
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
Federal Home Loan Bank (“FHLB”) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
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
At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than a year old, a new appraisal is obtained on the underlying collateral. Appraisals are updated with a new independent appraisal at least annually and are formally reviewed by our internal appraisal department upon receipt of a new appraisal. All impaired loans and their related reserves are reviewed and updated each quarter. With an immaterial number of exceptions, all appraisals and internal reviews are current under this methodology at December 31, 2017.
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
First mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $90.7 million and $106.4 million at December 31, 2017 and 2016, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing activities were $2.6 million and $2.7 million at at December 31, 2017 and 2016, respectively. Capitalized mortgage servicing rights are included in the other assets in the accompanying consolidated statement of financial condition. Servicing rights were $513,000 and $612,000 at December 31, 2017 and 2016, respectively, with no valuation allowance at December 31, 2017 and 2016.
Other Real Estate Owned ("OREO"): Foreclosed assets are initially recorded at fair value less cost to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when the legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at a lower of cost or fair value less estimated cost to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating expenses, gains and losses on disposition, and changes in the valuation allowance are reported in noninterest expense as operations of other real estate owned.
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
In December 2017, we agreed to a letter of intent to sell our corporate office building in Burr Ridge, Illinois.  In January 2018, we executed a formal sales agreement to sell the property subject to certain contingencies exclusively in the control of the purchaser.  The asset is recorded in our financial statements at December 31, 2017 as premises held-for-sale at a net cost of $5.7 million.
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
This analysis is updated quarterly and adjusted as necessary. At December 31, 2017, the Company had a net deferred tax asset of $12.6 million.
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
Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet allocated to participants, was shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.
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
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements as of December 31, 2017.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued an update (ASU No. 2014-09, “Revenue from Contracts with Customers”) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We have evaluated the impact of adopting the update and have concluded that it will not have a significant impact to our consolidated financial statements.  The Company’s revenue streams that are in-scope of the update include: financed OREO sales; deposit fees, including ATM fees, overdraft fees, maintenance fees and dormancy fees; credit and debit card fees, and trust fees.  For the in-scope revenue streams, our current revenue recognition would not be different than revenue recognition under the update.   The Company has infrequently financed an OREO sale.  Our customer contracts generally do not have performance obligations and fees are assessed and collected as the transaction occurs.  The Company’s fee income is not material for any individual income stream.  The consolidated financial statements will be impacted by new disclosures required by the update.
In January 2016, the FASB issued an update (ASU No. 2016-01, “Financial Instruments–Recognition and Measurement of Financial Assets and Liabilities”). The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for non-public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is to be required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017. We have evaluated the impact of adopting the new guidance on the consolidated financial statements. Our finding is that the new pronouncement will not have a significant impact on our Statement of Operations as we only have one equity security that was valued at $499,000 at December 31, 2017.
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

	For the years ended December 31,
	2017	2016	2015
Net income available to common stockholders	$9,004	$7,502	$8,675
Average common shares outstanding	18,429,018	19,673,416	20,708,775
Less:
Unearned ESOP shares	(148,179)	(682,362)	(780,227)
Unvested restricted stock shares	(940)	(3,103)	(10,545)
Weighted average common shares outstanding	18,279,899	18,987,951	19,918,003
Add - Net effect of dilutive stock options and unvested restricted stock	437	59,188	3,516
Weighted average dilutive common shares outstanding	18,280,336	19,047,139	19,921,519
Basic earnings per common share	$0.49	$0.40	$0.44
Diluted earnings per common share	$0.49	$0.39	$0.44
Number of antidilutive stock options excluded from the diluted earnings per share calculation	—	536,459	536,459
Weighted average exercise price of anti-dilutive option shares	$—	$12.99	$12.99

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Certificates of deposit	$75,916	$—	$—	$75,916
Equity mutual fund	500	—	(1)	499
Mortgage-backed securities - residential	11,969	520	(17)	12,472
Collateralized mortgage obligations - residential	4,481	16	(11)	4,486
SBA-guaranteed loan participation certificates	10	—	—	10
	$92,876	$536	$(29)	$93,383
December 31, 2016
Certificates of deposit	$85,938	$—	$—	$85,938
Equity mutual fund	500	—	(1)	499
Mortgage-backed securities - residential	14,561	644	(21)	15,184
Collateralized mortgage obligations - residential	5,587	15	(28)	5,574
SBA-guaranteed loan participation certificates	17	—	—	17
	$106,603	$659	$(50)	$107,212
Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at December 31, 2017 and 2016.
The amortized cost and fair values of securities at December 31, 2017 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017
	Amortized Cost	Fair Value
Due in one year or less	$75,916	$75,916
Mortgage-backed securities - residential	11,969	12,472
Collateralized mortgage obligations - residential	4,481	4,486
SBA-guaranteed loan participation certificates	10	10
	$92,376	$92,884
Investment securities available for sale with carrying amounts of $3.7 million and $4.7 million at December 31, 2017 and 2016, respectively, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES (continued)

Sales of securities were as follows:

	For the years ended December 31,
	2017	2016	2015
Proceeds	$—	$46	$—
Gross gains	—	46	—
Gross losses	—	—	—
Securities with unrealized losses at December 31, 2017 and 2016 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2017
Equity mutual fund	$499	$(1)	$—	$—	$499	$(1)
Mortgage-backed securities - residential	—	—	1,149	(17)	1,149	(17)
Collateralized mortgage obligations - residential	—	—	2,083	(11)	2,083	(11)
	$499	$(1)	$3,232	$(28)	$3,731	$(29)

December 31, 2016
Equity mutual fund	$499	$(1)	$—	$—	$499	$(1)
Mortgage-backed securities - residential	1,187	(21)	—	—	1,187	(21)
Collateralized mortgage obligations - residential	3,691	(18)	1,028	(10)	4,719	(28)
	$5,377	$(40)	$1,028	$(10)	$6,405	$(50)
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
An equity mutual fund and certain residential mortgage-backed securities and collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at December 31, 2017, but the unrealized loss was not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell the securities before their anticipated recovery occurs.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE

Loans receivable are as follows:

	December 31,
	2017	2016
One-to-four family residential real estate	$97,814	$135,218
Multi-family mortgage	588,383	542,887
Nonresidential real estate	169,971	182,152
Construction and land	1,358	1,302
Commercial loans	152,552	99,088
Commercial leases	310,076	356,514
Consumer	1,597	2,255
	1,321,751	1,319,416
Net deferred loan origination costs	1,266	1,663
Allowance for loan losses	(8,366)	(8,127)
Loans, net	$1,314,651	$1,312,952
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
The majority of the loans the Company originates are commercial-related loans, such as multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases. In addition, we originated one-to-four family residential mortgage loans and consumer loans until December 31, 2017. We also occasionally purchase and sell loan participations. The following briefly describes our principal loan products.
The Company originates real estate loans principally secured by first liens both non-owner occupied and owner occupied commercial real estate. The non-owner occupied commercial real estate properties are predominantly multi-family apartment buildings, office buildings, light industrial buildings, shopping centers and mixed-use developments and, to a much lesser extent, more specialized properties such as nursing homes and other healthcare facilities.
Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. In general, loan amounts range between $500,000 and $5.0 million. Approximately 46.5% of the collateral is located outside of our primary market area; however, we do not have a concentration in any single market in excess of 25% of our loan portfolio outside of our primary market area. In underwriting multi-family mortgage loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), the age and condition of the collateral, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar properties and, proximity to diverse employment opportunities. Multi-family mortgage loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. Personal guarantees are usually obtained on multi-family mortgage loans if the borrower/property owner is a legal entity.
Loans secured by multi-family mortgages generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced below acceptable thresholds, the borrower’s ability to repay the loan may be impaired.

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
Nonresidential real estate loans generally carry higher interest rates and have shorter terms than one-to-four family residential mortgage loans. Nonresidential real estate loans, however, entail significant additional credit risks compared to one-to-four family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.
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
Commercial credit decisions are based upon our assessment of the borrower’s cash flow, proposed collateral, business and credit history and any additional positive or negative credit risk factors.. The Company determines the borrower’s ability to repay in accordance with the proposed terms of the loans and we assess the risks involved. An evaluation is made of the borrower to determine character and capacity to manage. Personal guarantees of the principals are pursued and usually obtained. In addition to evaluating the loan borrower’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Independent reports of the borrower’s credit history supplement our analysis of the borrower’s creditworthiness and at times are supplemented with inquiries to other banks and trade investigations. Moreover, certain assets listed on personal financial statements are verified. Proposed collateral for a secured transaction also is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. Pricing of commercial loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with appropriate deposit relationships.
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
The Company’s commercial leases are secured primarily by technology equipment, medical equipment, material handling equipment and other capital equipment. Lessees tend to be publicly-traded companies with investment-grade rated debt or companies that have not issued public debt and therefore do not have a public debt rating. The Company requires that a minimum of 50% of our commercial lessees have an investment-grade public debt rating by Moody’s or Standard & Poors, or the equivalent. Commercial leases to these entities have a maximum outstanding credit exposure of $15.0 million to any single entity. If the lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other customer. Typically, commercial leases to these lessees have a maximum maturity of five years and a maximum outstanding credit exposure of $10.0 million to any single entity. In addition, the Company will originate commercial leases to lessees with below investment-grade public debt ratings and have a maximum outstanding credit exposure of $10.0 million to any single entity. Lease loans are almost always fully amortizing, with fixed interest rates.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Although the Company does not actively originate construction and land loans presently, construction and land loans generally consist of land acquisition loans to help finance the purchase of land intended for further development, including single-family homes, multi-family housing and commercial income property, development loans to builders in our market area to finance improvements to real estate, consisting mostly of single-family subdivisions, typically to finance the cost of utilities, roads, sewers and other development costs. These builders generally rely on the sale of single-family homes to repay development loans, although in some cases the improved building lots may be sold to another builder, often in conjunction with development loans. Construction and land loans typically involve a higher degree of credit risk than financing on improved, owner occupied real estate. The risk of loss on construction and land loans is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction or development; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. In the event that the Company were to make any new construction and development loans, it would seek to minimize these risks by maintaining consistent lending policies and underwriting standards. However, if the estimate of value proves to be inaccurate, the cost of completion is greater than expected, the length of time to complete and/or sell or lease the collateral property is greater than anticipated, or if there is a downturn in the local economy or real estate market, the property could have a value upon completion that is insufficient to assure full repayment of the loan. This could have a material adverse effect on the quality of the construction and land loan portfolio, and could result in significant losses or delinquencies if that portfolio were ever to increase in size.
Up through December 31, 2017, the Company offered conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $2.5 million. One-to-four family residential mortgage loans were generally underwritten according to Fannie Mae guidelines, and loans that conformed to such guidelines are referred to as “conforming loans.” The Company generally originated both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which is currently $424,100 for single-family homes. Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%.
The Company also occasionally originated loans above conforming limits, sometimes referred to as “jumbo loans,” that were underwritten to the credit standards of Fannie Mae. These loans were generally eligible for sale to various firms that specialize in the purchase of such non-conforming loans.
The ability of the Company’s borrowers to repay their loans, and the value of the collateral securing such loans, could be adversely impacted by economic weakness in its local markets as a result of unemployment, declining real estate values, or increased residential, office, industrial and retail shopping vacancies due to changes in business conditions. This not only could result in the Company experiencing charge-offs and/or nonperforming assets, but also could necessitate an increase in the provision for loan losses. These events, if they were to recur, would have an adverse impact on the Company’s results of operations and its capital.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2017
One-to-four family residential real estate	$—	$850	$850	$4,265	$93,549	$97,814
Multi-family mortgage	—	3,849	3,849	949	587,434	588,383
Nonresidential real estate	—	1,605	1,605	—	169,971	169,971
Construction and land	—	32	32	—	1,358	1,358
Commercial loans	—	1,357	1,357	—	152,552	152,552
Commercial leases	—	655	655	—	310,076	310,076
Consumer	—	18	18	—	1,597	1,597
	$—	$8,366	$8,366	$5,214	$1,316,537	1,321,751
Net deferred loan origination costs						1,266
Allowance for loan losses						(8,366)
Loans, net						$1,314,651

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2016
One-to-four family residential real estate	$—	$1,168	$1,168	$4,962	$130,256	$135,218
Multi-family mortgage	—	3,647	3,647	787	542,100	542,887
Nonresidential real estate	26	1,768	1,794	260	181,892	182,152
Construction and land	—	32	32	—	1,302	1,302
Commercial loans	—	733	733	—	99,088	99,088
Commercial leases	—	714	714	—	356,514	356,514
Consumer	—	39	39	—	2,255	2,255
	$26	$8,101	$8,127	$6,009	$1,313,407	1,319,416
Net deferred loan origination costs						1,663
Allowance for loan losses						(8,127)
Loans, net						$1,312,952

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses is as follows:

	For the years ended December 31,
	2017	2016	2015
Beginning balance	$8,127	$9,691	$11,990
Loans charged off:
One-to-four family residential real estate	(318)	(539)	(386)
Multi-family mortgage	(10)	(79)	(198)
Nonresidential real estate	(165)	(1,718)	(391)
Commercial loans	—	—	(152)
Consumer	(10)	(25)	(16)
	(503)	(2,361)	(1,143)
Recoveries:
One-to-four family residential real estate	145	321	702
Multi-family mortgage	70	162	182
Nonresidential real estate	17	200	509
Construction and land	—	35	44
Commercial loans	594	309	611
Commercial leases	2	7	1
Consumer	1	2	1
	829	1,036	2,050
Net recoveries (charge-off)	326	(1,325)	907
Recovery of loan losses	(87)	(239)	(3,206)
Ending balance	$8,366	$8,127	$9,691
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present loans individually evaluated for impairment by class of loans:

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2017
With no related allowance recorded
One-to-four family residential real estate	$5,049	$4,248	$806	$—	$4,212	$197
Multi-family mortgage	958	948	—	—	847	41
	$6,007	$5,196	$806	$—	$5,059	$238

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2016
With no related allowance recorded
One-to-four family residential real estate	$5,379	$4,548	$886	$—	$2,947	$70
One-to-four family residential real estate - non-owner occupied	503	386	119	—	251	9
Multi-family mortgage	787	787	—	—	980	41
	6,669	5,721	1,005	—	4,178	120

With an allowance recorded - Nonresidential real estate	262	260	21	26	164	—
	$6,931	$5,981	$1,026	$26	$4,342	$120
Nonaccrual loans
The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, still accruing
December 31, 2017
One-to-four family residential real estate	$3,413	$1,918	$—
One-to-four family residential real estate – non owner occupied	308	109	—
Multi-family mortgage	376	363	—
Nonresidential real estate	—	—	—
	$4,097	$2,390	$—
December 31, 2016
One-to-four family residential real estate	$2,861	$2,483	$—
One-to-four family residential real estate – non owner occupied	428	368	—
Multi-family mortgage	187	185	—
Nonresidential real estate	262	260	—
	$3,738	$3,296	$—

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
The Company’s reserve for uncollected loan interest was $103,000 and $199,000 at December 31, 2017 and 2016, respectively. When a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.
Past Due Loans
The following tables present the aging of the recorded investment in past due loans at December 31, 2017 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$86	$99	$1,801	$1,986	$74,216	$76,202
One-to-four family residential real estate - non-owner occupied	10	3	86	99	20,944	21,043
Multi-family mortgage - Illinois	172	—	364	536	287,171	287,707
Multi-family mortgage - Other	—	—	—	—	296,440	296,440
Nonresidential real estate	608	—	—	608	166,071	166,679
Construction	—	—	—	—	1,103	1,103
Land	—	—	—	—	259	259
Commercial loans:
Regional Commercial Banking	—	—	—	—	40,935	40,935
Health Care	—	—	—	—	71,738	71,738
Direct Commercial Lessor	—	—	—	—	40,237	40,237
Commercial leases:			—
Investment-grade	934	—	—	934	207,747	208,681
Other	288	—	—	288	102,873	103,161
Consumer	—	—	—	—	1,605	1,605
Total	$2,098	$102	$2,251	$4,451	$1,311,339	$1,315,790

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the aging of the recorded investment in past due loans as December 31, 2016 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$984	$335	$2,235	$3,554	$92,665	$96,219
One-to-four family residential real estate - non-owner occupied	664	114	368	1,146	37,179	38,325
Multi-family mortgage - Illinois	605	439	184	1,228	294,223	295,451
Multi-family mortgage - Other	—	—	—	—	243,944	243,944
Nonresidential real estate	—	—	260	260	178,644	178,904
Construction	—	—	—	—	950	950
Land	—	—	—	—	349	349
Commercial loans:
Regional Commercial Banking	—	—	—	—	26,480	26,480
Health Care	—	—	—	—	41,086	41,086
Direct Commercial Lessor	—	—	—	—	31,847	31,847
Commercial leases:			—
Investment-grade	51	—	—	51	273,405	273,456
Other	—	—	—	—	84,988	84,988
Consumer	—	—	—	—	2,263	2,263
	$2,304	$888	$3,047	$6,239	$1,308,023	$1,314,262
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
The Company had $17,000 of TDRs at December 31, 2017, compared to $341,000 at December 31, 2016, with no specific valuation reserves allocated at December 31, 2017 and 2016. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs at either date.
The following table presents loans classified as TDRs:

	December 31,
	2017	2016
One-to-four family residential real estate - Accrual	$—	$205
One-to-four family residential real estate - Nonaccrual	17	136
	$17	$341
During the year ending December 31, 2017, there were no loans modified and classified as TDRs. During the year ending December 31, 2016, the terms of certain loans were modified and classified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
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
The TDRs described above had no impact on interest income, resulted in no change to the allowance for loan losses and resulted in no charge-offs for the year ended December 31, 2016.
The following table presents TDRs for which there was a payment default within twelve months following the modification:

	For the years ended December 31,
	2017		2016
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	—	$—	2	$87
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
The TDRs that subsequently defaulted described above had no material impact on the allowance for loans losses during the year ending December 31, 2016.
The terms of certain other loans were modified during the year ending December 31, 2017 in circumstances that did not meet the definition of a TDR. These loans have a total recorded investment of $149,000 and $868,000 at December 31, 2017 and 2016, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.
As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$74,437	$—	$255	$1,914	$76,606
One-to-four family residential real estate - non-owner occupied	21,059	—	40	109	21,208
Multi-family mortgage - Illinois	290,765	—	225	368	291,358
Multi-family mortgage - Other	297,025	—	—	—	297,025
Nonresidential real estate	169,817	—	154	—	169,971
Construction	1,099	—	—	—	1,099
Land	259	—	—	—	259
Commercial loans:
Regional commercial banking	36,373	4,528	—	—	40,901
Health care	69,480	—	2,248	—	71,728
Direct commercial lessor	39,923	—	—	—	39,923
Commercial leases:
Investment-grade	207,460	—	—	—	207,460
Other	102,616	—	—	—	102,616
Consumer	1,597	—	—	—	1,597
	$1,311,910	$4,528	$2,922	$2,391	$1,321,751

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$93,514	$—	$629	$2,486	$96,629
One-to-four family residential real estate - non-owner occupied	38,179	—	41	369	38,589
Multi-family mortgage - Illinois	297,826	122	1,048	187	299,183
Multi-family mortgage - Other	243,704	—	—	—	243,704
Nonresidential real estate	180,047	—	1,845	260	182,152
Construction	946	—	—	—	946
Land	356	—	—	—	356
Commercial loans:
Regional commercial banking	26,365	—	66	—	26,431
Health care	41,001	—	—	—	41,001
Direct commercial lessor	30,881	800	—	—	31,681
Commercial leases:
Investment-grade	271,972	—	—	—	271,972
Other	84,356	161	—	—	84,517
Consumer	2,255	—	—	—	2,255
	$1,311,402	$1,083	$3,629	$3,302	$1,319,416
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
The following represents the roll forward of OREO and the composition of OREO properties.

	At and For the Years Ended December 31,
	2017	2016
Beginning balance	$3,895	$7,011
New foreclosed properties	2,766	1,251
Valuation adjustments	(333)	(314)
Sales	(3,977)	(4,053)
Ending balance	$2,351	$3,895

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - OTHER REAL ESTATE OWNED (continued)

	December 31, 2017			December 31, 2016
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$836	$(9)	$827	$1,702	$(137)	$1,565
Multi-family mortgage	—	—	—	370	—	370
Nonresidential real estate	1,772	(252)	1,520	1,171	(105)	1,066
Land	48	(44)	4	1,101	(207)	894
	$2,656	$(305)	$2,351	$4,344	$(449)	$3,895
Activity in the valuation allowance is as follows:

	At and For the Years Ended December 31,
	2017	2016
Beginning of year	$449	$1,042
Additions charged to expense	333	314
Reductions from sales of other real estate owned	(477)	(907)
End of year	$305	$449
At December 31, 2017, the balance of OREO includes $352,000 foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At December 31, 2016 the balance of OREO included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At December 31, 2017 and 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process was $926,000 and $1.6 million, respectively.
NOTE 6 – PREMISES AND EQUIPMENT
Year-end premises and equipment are as follows:

	December 31,
	2017	2016
Land and land improvements	$12,265	$13,820
Buildings and improvements	29,556	37,416
Furniture and equipment	9,678	9,660
Computer equipment	3,983	4,058
	55,482	64,954
Accumulated depreciation	(30,626)	(33,541)
	$24,856	$31,413
Depreciation of premises and equipment was $2.0 million, $2.0 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
In December 2017, we agreed to a letter of intent to sell our corporate office building in Burr Ridge, Illinois.  In January 2018, we executed a formal sales agreement to sell the property subject to certain contingencies exclusively in the control of the purchaser.  We believe that the transaction will not result in either a significant gain or loss on sale if consummated.  The asset is recorded in our financial statements at December 31, 2017 as premises held-for-sale at a net cost of $5.7 million.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 – PREMISES AND EQUIPMENT (continued)

The Company leases certain branch facilities under non-cancelable operating lease agreements expiring in various years through 2032. Rent expense, net of sublease income, for facilities was $477,000, $399,000, and $393,000 in 2017, 2016, and 2015, respectively, excluding taxes, insurance, and maintenance. The projected minimum rental expense under existing leases, not including taxes, insurance, and maintenance, as of December 31, 2017 is as follows:

2018	$497
2019	471
2020	459
2021	464
2022	491
Thereafter	3,753
$6,135
The Company has subleased some of its branch facilities and currently is entitled to receive income as follows:

2018	$2
2019	2
2020	2
2021	1
2022	1
$8
NOTE 7 – DEPOSITS
Composition of deposits is as follows:

	December 31,
	2017	2016
Noninterest-bearing demand deposits	$234,354	$249,539
Interest-bearing NOW accounts	289,657	267,054
Money market accounts	299,581	311,183
Savings deposits	160,501	160,002
Certificates of deposit	355,958	351,612
	$1,340,051	$1,339,390
Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $50.3 million and $18.7 million at December 31, 2017 and 2016, respectively.
Scheduled maturities of certificates of deposit for the next five years are as follows:

2018	$258,567
2019	68,756
2020	16,421
2021	8,697
2022	3,517

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the FHLB were as follows:

	December 31,
	2017		2016
	Contractual Rate	Amount	Contractual Rate	Amount
Fixed-rate advance from FHLB, due within 1 year	1.34%	$60,000	0.67%	$50,000
The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLB. All of the Bank’s FHLB common stock is pledged as additional collateral for these advances. At December 31, 2017, $63.7 million and $376.5 million of first mortgage and multi-family mortgage loans, respectively, collateralized potential advances. At December 31, 2017, we had the ability to borrow an additional $322.2 million under our credit facilities with the FHLB. The Company also had available pre-approved overnight federal funds borrowing. At December 31, 2017 and 2016, there was no outstanding balance on these lines.
NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are shown below.

	December 31, 2017
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$768	$—	$—	$—	$768
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$768

	December 31, 2016
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions	$1,069	$—	$—	$—	$1,069
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$1,069
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $3.7 million and $4.7 million at December 31, 2017 and 2016, respectively. Also included in total borrowings were advances from the FHLB of $60.0 million and $50.0 million at December 31, 2017 and 2016, respectively.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES

The income tax expense is as follows:

	For the years ended December 31,
	2017	2016	2015
Current expense (benefit)	$(2,658)	$308	$346
Deferred expense	7,361	4,390	5,079
Expense due to enactment of federal tax reform	2,487	—	—
Total income tax expense	$7,190	$4,698	$5,425
A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 34% for 2017, 2016 and 2015 to the income tax expense in the consolidated statements of operations follows:

	For the years ended December 31,
	2017	2016	2015
Expense computed at the statutory federal tax rate	$5,506	$4,148	$4,794
State taxes and other, net	(204)	464	626
Bank owned life insurance	(90)	(70)	(66)
ESOP/Share based compensation	(509)	156	71
Expense due to enactment of federal tax reform	2,487	—	—
	$7,190	$4,698	$5,425
Effective income tax rate	44.77%	38.51%	38.48%
Retained earnings at December 31, 2017 and 2016 include $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.
The net deferred tax asset is as follows:

	December 31,
	2017	2016
Gross Deferred tax assets
Allowance for loan losses	$2,258	$3,117
Alternative minimum tax, general business credit and net operating loss carryforwards	11,864	20,857
Tax deductible goodwill and core deposit intangible	801	1,466
Other	1,395	2,540
	16,318	27,980
Gross Deferred tax liabilities
Net deferred loan origination costs	(1,255)	(1,874)
Purchase accounting adjustments	(1,744)	(2,644)
Other	(619)	(817)
Unrealized gain on securities	(137)	(234)
	(3,755)	(5,569)
	$12,563	$22,411
As of December 31, 2017 and 2016, the Company’s net deferred tax asset (“DTA”) was $12.6 million and $22.4 million, respectively.
On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Job Act (the "Act"), was signed into law. Among other things, the Act reduces our corporate federal tax rate from 34% to 21% effective January 1, 2018. As a result, we were required

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES (continued)

to re-measure, through income tax expense our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional tax expense of $2.5 million.
A DTA valuation allowance is required under ASC 740 when the realization of a DTA is assessed and the assessment indicates that it is “more likely than not” (i.e., more than 50% likely) that all or a portion of the DTA will not be realized. All available evidence, both positive and negative must be considered to determine whether, based on the weight of that evidence, a valuation allowance against the net DTA is required. Objectively verifiable evidence is assigned greater weight than evidence that is not objectively verifiable. The valuation allowance is analyzed quarterly for changes affecting the DTA.
The Company’s ability to realize the DTA is dependent upon the generation of future taxable income during the periods in which the tax attributes underlying the DTA become deductible. The amount of the DTA that will ultimately be realized will be impacted by the Company’s future taxable income, any changes to the many variables that could impact future taxable income and the then applicable corporate tax rate. As of December 31, 2017 and 2016, management determined that it is more likely than not that the Company will be able to utilize the entire DTA.
At December 31, 2017, the Company had a federal net operating loss carryforward of $21.3 million, which will begin to expire in 2032 and a federal tax credit carryforward of $1.3 million, which will begin to expire in 2022. In addition, the Company had a $3.1 million alternative minimum tax credit carryforward that can be carried forward indefinitely, which is now carried as tax receivables since under new federal law of the Company expects to recover the entire amount by the end of 2021 via reduction of regular tax liability or refund. In addition, at December 31, 2017, the Company had a federal net operating loss carryforward of $7.6 million relating to its acquisition of Downers Grove National Bank, which is subject to utilization limitations under Section 382 of the Internal Revenue Code, and will begin to expire in 2030, and $225,000 of alternative minimum tax credit carryforward that does not expire and is subject to utilization limitations under Section 382 of the Internal Revenue Code. At December 31, 2017, the Company had a state net operating loss carryforward for the State of Illinois of $70.2 million, which will begin to expire in 2022.
At December 31, 2017, the Company early adopted ASU 2018-02and reclassified out of retained earnings and into accumulated other comprehensive income $60,000 of tax (benefit) that was recorded to income tax expense at December 22, 2017 due to re-measuring to 21% deferred taxes on available for sale securities.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2017	2016
Beginning of year	$57	$108
Additions based on tax positions related to the current year	60	—
Additions for tax positions of prior years	12	—
Reductions due to the statute of limitations and reductions for tax positions of prior years	—	(51)
End of year	$129	$57
The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2017 and 2016, the Company has immaterial amounts accrued for potential interest and penalties.
The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the various states where the Company does business. The Company is no longer subject to examination by the federal taxing authorities for years before 2014 and the Illinois taxing authorities for years before 2014.

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
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2017 and 2016, the OCC categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well–capitalized status.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 11– REGULATORY MATTERS (continued)

Actual and required capital amounts and ratios were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total capital (to risk-weighted assets):
Consolidated	$195,371	17.06%	$91,590	8.00%	N/A	N/A
BankFinancial, NA	188,582	16.48	91,572	8.00	$114,466	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	187,005	16.33	68,692	6.00	N/A	N/A
BankFinancial, NA	180,216	15.74	68,679	6.00	91,572	8.00
Common Tier 1 (CET1)
Consolidated	187,005	16.33	51,519	4.50	N/A	N/A
BankFinancial, NA	180,216	15.74	51,509	4.50	74,403	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	187,005	11.49	65,085	4.00	N/A	N/A
BankFinancial, NA	180,216	11.08	65,045	4.00	81,307	5.00
December 31, 2016
Total capital (to risk-weighted assets):
Consolidated	$193,845	16.96%	$91,414	8.00%	N/A	N/A
BankFinancial, NA	168,113	14.72	91,386	8.00	$114,232	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	185,718	16.25	68,560	6.00	N/A	N/A
BankFinancial, NA	159,986	14.01	68,539	6.00	91,386	8.00
Common Tier 1 (CET1)
Consolidated	185,718	16.25	51,420	4.50	N/A	N/A
BankFinancial, NA	159,986	14.01	51,404	4.50	74,251	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	185,718	11.92	62,306	4.00	N/A	N/A
BankFinancial, NA	159,986	10.27	62,303	4.00	77,879	5.00
The Company and the Bank have each adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% (including the Capital Conservation Buffer ("CCB")).
The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the CCB. The minimum CCB in 2017 is 1.25% and will increase 0.625% annually through 2019 to 2.5%. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose. As of December 31, 2017, the Bank and the Company were well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 12 – EMPLOYEE BENEFIT PLANS
Employee Stock Ownership Plan. On March 29, 2017, the ESOP was terminated and the ESOP repaid all amounts owing under the ESOP’s Term Loan Agreement with the Company (the “Share Acquisition Loan”). The ESOP repaid the Share Acquisition Loan by transferring 753,490 unallocated shares of the Company’s common stock to the Company in exchange for the full satisfaction of the Share Acquisition Loan, using the valuation method provided for in the ESOP. A total of 78,362 unallocated shares remained in the ESOP after the Share Acquisition Loan was repaid, and these shares were released and will be allocated to the accounts of eligible ESOP participants who were actively employed by the Bank as of March 29, 2017, based on their account balances. These transactions resulted in the recording of one-time, non-cash, non-tax deductible equity compensation expense of $1.1 million in the first quarter of 2017. The Share Acquisition Loan had no outstanding principal balance at December 31, 2017 and an outstanding principal balance of $10.8 million at December 31, 2016.
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
Contributions to the ESOP were $1.1 million and $1.5 million for the years ended December 31, 2017 and 2016, including dividends and interest received on unallocated shares of $50,000 and $195,000 in 2017 and 2016, respectively.
Expense related to the ESOP, net of dividends and interest received on unallocated ESOP shares, was $1.1 million, $1.3 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Shares held by the ESOP were as follows:

	December 31,
	2017	2016
Allocated to participants	1,203,810	1,125,448
Distributed to participants	(317,914)	(313,223)
Unearned	—	831,852
Total ESOP shares	885,896	1,644,077
Fair value of unearned shares	$—	$12,328
Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company provides a match of $0.50 on each $1.00 of contribution up to 6% of eligible compensation beginning April 1, 2007. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $328,000, $330,000, and $308,000 were made for the years ended December 31, 2017, 2016 and 2015, respectively.
NOTE 13 – EQUITY INCENTIVE PLANS
On June 27, 2006, the Company’s stockholders approved the BankFinancial Corporation 2006 Equity Incentive Plan, which authorized the Human Resources Committee of the Board of Directors of the Company to grant a variety of cash- and equity-based incentive awards, including stock options, stock appreciation rights, restricted stock, performance shares and other incentive awards, to employees and directors aggregating up to 3,425,275 shares of the Company’s common stock. The Plan provided that no awards may be granted under the Plan after the ten-year anniversary of the Effective Date. Consequently, no further awards will be granted under this Plan.
As of December 31, 2016, there were 1,752,156 stock options outstanding. During the year ended December 31, 2017, all 1,752,156 stock options were exercised. All stock options were exercised on a net settlement basis, using a portion of the shares obtained upon exercise to pay the exercise price of the stock option. The net settlements resulted in the issuance of 280,554 shares of the Company's common stock. Certain employees also chose to use a portion of the net shares received upon the exercise to pay required tax withholdings. This reduced the net shares issued by 82,528 shares to 198,026 shares. There are no stock options available for grant at December 31, 2017.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 13 – EQUITY INCENTIVE PLANS (continued)

For the years ended December 31, 2017, 2016 and 2015 the Company recognized zero, $979,000 and $568,000, respectively, of stock-based compensation expenses relating to the granting of stock options.
A summary of the activity in the stock option plan for 2017 follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Stock options outstanding at January 1, 2016	1,752,156	$12.30	1.48	$778
Stock options granted	—	—
Stock options exercised	—	—
Stock options outstanding at December 31, 2016	1,752,156	$12.30	0.48	$4,422
Stock options granted	—	—
Stock options exercised	(1,752,156)	12.30
Stock options outstanding at December 31, 2017	—	$—	0.00	$—
(1) Stock option aggregate intrinsic value represents the number of shares subject to options multiplied by the difference (if positive) in the closing market price of the common stock underlying the options on the date shown and the weighted average exercise price.
The Human Resources Committee of the Board of Directors may grant shares of restricted stock to certain employees and directors of the Company. The awards generally vest annually over varying periods from three to five years and vesting is subject to acceleration in certain circumstances. The cost of such awards will be accrued ratably as compensation expense over such respective periods based on expected vesting dates. The Company recognized zero, $3,000, and $70,000 of expenses relating to the grant of shares of restricted stock during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the total unrecognized compensation cost related to unvested shares of restricted stock was $8,000. The cost is expected to be recognized over a weighted average period of 9.1 months. There are no shares of restricted stock available for grant at December 31, 2017.

Restricted Stock	Number of Shares (1)	Weighted Average Fair Value at Grant Date	Weighted Average Term to Vest (in years)	Aggregate Intrinsic Value (2)
Shares outstanding at January 1, 2016	7,934	$8.14	0.31	$100
Shares granted	—	—
Shares vested	(6,994)	—
Shares forfeited	—	—
Shares outstanding at December 31, 2016	940	$8.14	0.74	$14
Shares granted	—	—
Shares vested	—	—
Shares forfeited	—	—
Shares outstanding at December 31, 2017	940	$8.14	0.00	$14

(1)	The end of period balances consist only of unvested shares.

(2)	Restricted stock aggregate intrinsic value represents the number of shares of restricted stock multiplied by the market price of the common stock underlying the outstanding shares on the date shown.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 14 – LOAN COMMITMENTS AND OTHER OFF-BALANCE-SHEET ACTIVITIES

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
The contractual or notional amounts are as follows:

	December 31,
	2017	2016
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$46,615	$91,172
Standby letters of credit	6,757	1,305
Unused lines of credit	129,207	125,332
Commitments to sell mortgages	—	—
Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loans commitment totaled $19.2 million with interest rates ranging from 3.00% to 6.00% and maturities ranging from 1 to 30 years.
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2017
Securities:
Certificates of deposit	$—	$75,916	$—	$75,916
Equity mutual fund	499	—	—	499
Mortgage-backed securities – residential	—	12,472	—	12,472
Collateralized mortgage obligations – residential	—	4,486	—	4,486
SBA-guaranteed loan participation certificates	—	10	—	10
	$499	$92,884	$—	$93,383
December 31, 2016
Securities:
Certificates of deposit	$—	$85,938	$—	$85,938
Equity mutual fund	499	—	—	499
Mortgage-backed securities - residential	—	15,184	—	15,184
Collateralized mortgage obligations – residential	—	5,574	—	5,574
SBA-guaranteed loan participation certificates	—	17	—	17
	$499	$106,713	$—	$107,212

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2017
Other real estate owned:
One–to–four family residential real estate	$—	$—	$102	$102
Nonresidential real estate	—	—	814	814
Other real estate owned	$—	$—	$916	$916

December 31, 2016
Impaired loans:
Nonresidential real estate	$—	$—	$234	$234
Impaired loans	$—	$—	$234	$234
Other real estate owned:
One–to–four family residential real estate	$—	$—	$1,282	$1,282
Nonresidential real estate	—	—	553	553
Land	—	—	47	47
Other real estate owned	$—	$—	$1,882	$1,882
At December 31, 2017 there were no impaired loans that were measured for impairment using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowance, compared to one impaired loan with a carrying amount of $260,000 and a valuation allowance of $26,000 at December 31, 2016, resulting in a decrease in the provision for loan losses of $26,000 for the year ended December 31, 2017, compared to an decrease in the provision for loan losses of $18,000 for the year ended December 31, 2016.
OREO is carried at the lower of cost or fair value less costs to sell, had a carrying value of $1.2 million less a valuation allowance of $261,000, or $916,000, at December 31, 2017, compared to $2.3 million less a valuation allowance of $434,000, or $1.9 million at December 31, 2016. There were $333,000 and $314,000 of valuation allowance additions charged to expense of OREO recorded for the years ended December 31, 2017 and 2016, respectively.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned
One-to-four family residential real estate	$102	Sales comparison	Discount applied to valuation	5.6%
Nonresidential real estate	814	Sales comparison	Comparison between sales and income approaches	-3.66% to 15.22% (11.0%)
	$916

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans
Nonresidential real estate	$234	Sales comparison	Comparison between sales and income approaches	-10.2%
		Income approach	Cap Rate	8.5%
	$234
Other real estate owned
One-to-four family residential real estate	$1,282	Sales comparison	Discount applied to valuation	8.62% to 20.04% (11.9%)
Nonresidential real estate	553	Sales comparison	Comparison between sales and income approaches	-3.22% to 4.58% (3.7%)
Land	47	Sales comparison	Discount applied to valuation	5.74% to 31.60% (25.2%)
	$1,882
The carrying amount and estimated fair value of financial instruments is as follows:

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$127,592	$13,572	$114,020	$—	$127,592
Securities	93,383	499	92,884	—	93,383
Loans receivable, net of allowance for loan losses	1,314,651	—	1,323,139	—	1,323,139
FHLB and FRB stock	8,290	—	—	—	N/A
Accrued interest receivable	4,619	—	4,619	—	4,619
Financial liabilities
Noninterest-bearing demand deposits	$234,354	$—	$234,354	$—	$234,354
NOW and money market accounts	589,238		589,238		589,238
Savings deposits	160,501	—	160,501	—	160,501
Certificates of deposit	355,958	—	353,969	—	353,969
Borrowings	60,768	—	60,627	—	60,627
Accrued interest payable	147	—	147	—	147

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$96,684	$13,053	$83,631	$—	$96,684
Securities	107,212	499	106,713	—	107,212
Loans receivable, net of allowance for loan losses	1,312,952	—	1,322,713	234	1,322,947
FHLB and FRB stock	11,650	—	—	—	N/A
Accrued interest receivable	4,381	—	4,381	—	4,381
Financial liabilities
Noninterest-bearing demand deposits	$249,539	$—	$249,539	$—	$249,539
NOW and money market accounts	578,237		578,237		578,237
Savings deposits	160,002	—	160,002	—	160,002
Certificates of deposit	351,612	—	350,593	—	350,593
Borrowings	51,069	—	50,015	—	50,015
Accrued interest payable	102	—	102	—	102
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
FHLB and FRB Stock: It is not practicable to determine the fair value of FHLB and FRB stock due to the restrictions placed on its transferability.
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
Borrowings: The estimated fair values of advances from the FHLB and notes payable are based on current market rates for similar financing. The estimated fair value of securities sold under agreements to repurchase is assumed to equal its carrying value due to the short-term nature of the liability.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 16 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of BankFinancial Corporation as of December 31, 2017 and 2016 and for the three years ended December 31, 2017 follows:
Condensed Statements of Financial Condition

	December 31,
	2017	2016
Assets
Cash in subsidiary	$6,393	$14,543
Loan receivable from ESOP	—	10,767
Investment in subsidiary	188,873	176,756
Deferred tax asset	2,076	2,367
Other assets	3,307	347
	$200,649	$204,780
Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$3,015	$—
Total stockholders’ equity	197,634	204,780
	$200,649	$204,780
Condensed Statements of Operations

	For the years ended December 31,
	2017	2016	2015
Interest income	$110	$503	$544
Dividends from subsidiary	10,629	16,888	19,710
Other expense	1,693	1,846	1,536
Income before income tax and undistributed subsidiary income	9,046	15,545	18,718
Income tax expense (benefit)	290	(502)	(783)
Income before equity in undistributed subsidiary income	8,756	16,047	19,501
Equity in undistributed subsidiary income (excess distributions)	248	(8,545)	(10,826)
Net income	$9,004	$7,502	$8,675

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 16 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$9,004	$7,502	$8,675
Adjustments:
Equity in undistributed subsidiary excess distributions	(248)	8,545	10,826
Change in other assets	(2,712)	(497)	(793)
Change in accrued expenses and other liabilities	3,015	—	—
Net cash from operating activities	9,059	15,550	18,708
Cash flows from investing activities
Principal payments received on ESOP loan	—	1,032	992
Net cash from investing activities	—	1,032	992
Cash flows from financing activities
Net exercise of stock options	(1,237)	—	—
Repurchase and retirement of common stock	(10,819)	(13,215)	(9,970)
Cash dividends paid on common stock	(5,153)	(4,133)	(4,145)
Net cash used in financing activities	(17,209)	(17,348)	(14,115)
Net change in cash in subsidiary	(8,150)	(766)	5,585
Beginning cash in subsidiary	14,543	15,309	9,724
Ending cash in subsidiary	$6,393	$14,543	$15,309
NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For the year ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$13,362	$13,649	$14,121	$15,047
Interest expense	1,276	1,456	1,615	1,742
Net interest income	12,086	12,193	12,506	13,305
Provision for (recovery of) loan losses	161	49	(225)	(72)
Net interest income	11,925	12,144	12,731	13,377
Noninterest income	1,544	1,607	1,623	1,634
Noninterest expense	11,266	9,607	10,200	9,318
Income before income taxes	2,203	4,144	4,154	5,693
Income tax expense	322	1,572	594	4,702
Net income	$1,881	$2,572	$3,560	$991
Basic earnings per common share	$0.10	$0.14	$0.20	$0.06
Diluted earnings per common share	0.10	0.14	0.20	0.06
The Company recorded net income of $1.0 million, or $0.06 per common share, for the fourth quarter of 2017. The Company’s net interest income before provision for loan losses was $13.3 million due to stronger loan originations and improved asset quality, which was offset by increased interest bearing liabilities at higher cost of funds. The Company’s fourth quarter 2017 operating results included a $2.5 million provision for taxes related to Tax Cuts and Jobs Act of 2017.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (unaudited) (continued)

	For the year ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$12,759	$12,581	$12,845	$12,743
Interest expense	856	952	1,014	1,148
Net interest income	11,903	11,629	11,831	11,595
Provision for (recovery of) loan losses	(490)	1,315	(525)	(539)
Net interest income	12,393	10,314	12,356	12,134
Noninterest income	1,594	1,537	1,637	1,777
Noninterest expense	10,930	10,506	9,912	10,194
Income before income taxes	3,057	1,345	4,081	3,717
Income tax expense	1,153	514	1,573	1,458
Net income	$1,904	$831	$2,508	$2,259
Basic earnings per common share	$0.10	$0.04	$0.13	$0.12
Diluted earnings per common share	0.10	0.04	0.13	0.12
The Company recorded net income of $2.3 million, or $0.12 per common share, for the fourth quarter of 2016. The Company’s net interest income before provision for loan losses was $11.6 million due to stronger loan originations and improved asset quality. The Company’s fourth quarter 2016 operating results included a $539,000 recovery of loan losses. Noninterest expense included gains on OREO sales of $113,000 and $177,000 of nonperforming asset management and OREO expense.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (“Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
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
(c) Changes in internal controls.
There were no changes made in our internal controls during the fourth quarter of 2017 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls.
See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 included as Exhibits 31.1 and 31.2 to this Annual Report.

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
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding the securities that were authorized for issuance under our 2006 Equity Incentive Plan as of December 31, 2017:

	Column (A)	Column (B)	Column (C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under 2006 Equity Incentive Plan (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders	940	$12.30	—
Equity compensation plans not approved by stockholders	—	—	—
Total	940	$12.30	—

Column (A) represents stock options and restricted stock outstanding under the Company’s 2006 Equity Incentive Plan. Column (B) represents the weighted-average exercise price of the outstanding stock options only; the outstanding restricted stock awards are not included in this calculation. Column (C) represents the maximum aggregate number of future equity awards that can be made under the 2006 Equity Incentive Plan as of December 31, 2017.

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

(A)	Report of Independent Registered Accounting Firm

(B)	Consolidated Statements of Financial Condition at December 31, 2017 and 2016

(C)	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

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
101
The following financial statements from the BankFinancial Corporation Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv)consolidated statements of changes in stockholders' equity, (v)consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
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

BANKFINANCIAL CORPORATION
Date:	February 23, 2018	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	February 23, 2018
F. Morgan Gasior	(Principal Executive Officer)

/s/ Paul A. Cloutier	Executive Vice President and Chief Financial Officer	February 23, 2018
Paul A. Cloutier	(Principal Financial Officer)

/s/ Elizabeth A. Doolan	Senior Vice President and Controller	February 23, 2018
Elizabeth A. Doolan	(Principal Accounting Officer)

/s/ Cassandra J. Francis	Director	February 23, 2018
Cassandra J. Francis

/s/ John M. Hausmann	Director	February 23, 2018
John M. Hausmann

/s/ Thomas F. O'Neill	Director	February 23, 2018
Thomas F. O'Neill

/s/ John W. Palmer	Director	February 23, 2018
John W. Palmer

/s/ Terry R. Wells	Director	February 23, 2018
Terry R. Wells

/s/ Glen R. Wherfel	Director	February 23, 2018
Glen R. Wherfel