Form 10-Q
period 2018-03-31
BankFinancial CORP
filed 2018-04-30
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2018
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. At April 27, 2018, there were 17,739,054 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
March 31, 2018

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	March 31, 2018	December 31, 2017
Assets
Cash and due from other financial institutions	$10,613	$13,572
Interest-bearing deposits in other financial institutions	81,963	114,020
Cash and cash equivalents	92,576	127,592
Securities, at fair value	102,170	93,383
Equity securities, at fair value	491	—
Loans receivable, net of allowance for loan losses: March 31, 2018, $8,341 and December 31, 2017, $8,366	1,277,553	1,314,651
Other real estate owned, net	1,802	2,351
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	8,290	8,290
Premises held-for-sale	5,581	5,667
Premises and equipment, net	24,628	24,856
Accrued interest receivable	4,900	4,619
Core deposit intangible	164	286
Bank owned life insurance	22,925	22,859
Deferred taxes	11,363	12,563
Other assets	7,486	8,441
Total assets	$1,559,929	$1,625,558

Liabilities
Deposits
Noninterest-bearing	$232,593	$234,354
Interest-bearing	1,045,414	1,105,697
Total deposits	1,278,007	1,340,051
Borrowings	60,983	60,768
Advance payments by borrowers for taxes and insurance	9,558	11,645
Accrued interest payable and other liabilities	13,029	15,460
Total liabilities	1,361,577	1,427,924

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 17,877,223 shares issued at March 31, 2018 and 17,958,723 issued at December 31, 2017	178	179
Additional paid-in capital	152,489	153,811
Retained earnings	45,397	43,274
Accumulated other comprehensive income	288	370
Total stockholders’ equity	198,352	197,634
Total liabilities and stockholders’ equity	$1,559,929	$1,625,558

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended March 31,
	2018	2017
Interest and dividend income
Loans, including fees	$13,820	$12,760
Securities	464	349
Other	464	253
Total interest income	14,748	13,362
Interest expense
Deposits	1,525	1,180
Borrowings	202	96
Total interest expense	1,727	1,276
Net interest income	13,021	12,086
Provision for (recovery of) loan losses	(258)	161
Net interest income after provision for (recovery of) loan losses	13,279	11,925
Noninterest income
Deposit service charges and fees	978	950
Loan fee income	70	60
Commercial mortgage brokerage fees	41	—
Residential mortgage banking fees	30	44
Trust and insurance commissions and annuities income	213	249
Earnings on bank owned life insurance	66	63
Other	141	178
Total noninterest income	1,539	1,544
Noninterest expense
Compensation and benefits	5,322	6,352
Office occupancy and equipment	1,731	1,622
Advertising and public relations	143	381
Information technology	641	753
Supplies, telephone, and postage	333	332
Amortization of intangibles	122	129
Nonperforming asset management	202	104
Operations of other real estate owned	161	213
FDIC insurance premiums	119	187
Other	1,185	1,193
Total noninterest expense	9,959	11,266
Income before income taxes	4,859	2,203
Income tax expense	1,300	322
Net income	$3,559	$1,881
Basic earnings per common share	$0.20	$0.10
Diluted earnings per common share	$0.20	$0.10
Weighted average common shares outstanding	17,930,639	18,642,054
Diluted weighted average common shares outstanding	17,931,100	18,647,516

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three Months Ended March 31,
	2018	2017
Net income	$3,559	$1,881
Unrealized holding loss arising during the period	(104)	(20)
Tax effect	22	7
Net of tax	(82)	(13)
Comprehensive income	$3,477	$1,868

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2017	$192	$173,047	$39,483	$(8,318)	$376	$204,780
Net income	—	—	1,881	—	—	1,881
Other comprehensive loss, net of tax	—	—	—	—	(13)	(13)
Net exercise of stock options (192,215 shares)	2	(1,220)	—	—	—	(1,218)
Prepayment of ESOP Share Acquisition Loan	(8)	(7,185)		8,318	—	1,125
Repurchase and retirement of common stock (232,045 shares)	(2)	(3,377)	—	—	—	(3,379)
Cash dividends declared on common stock ($0.06 per share)	—	—	(1,155)	—	—	(1,155)
Balance at March 31, 2017	$184	$161,265	$40,209	$—	$363	$202,021

Balance at January 1, 2018	$179	$153,811	$43,274	$—	$370	$197,634
Net income	—	—	3,559	—	—	3,559
Other comprehensive loss, net of tax	—	—	—	—	(82)	(82)
Repurchase and retirement of common stock (81,500 shares)	(1)	(1,322)	—	—	—	(1,323)
Cash dividends declared on common stock ($0.08 per share)	—	—	(1,436)	—	—	(1,436)
Balance at March 31, 2018	$178	$152,489	$45,397	$—	$288	$198,352

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$3,559	$1,881
Adjustments to reconcile to net income to net cash from operating activities
Provision for (recovery of) loan losses	(258)	161
Prepayment of ESOP Share Acquisition Loan	—	1,125
Depreciation and amortization	916	958
Amortization of premiums and discounts on securities and loans	3	(65)
Amortization of core deposit intangible	122	129
Amortization of servicing assets	27	31
Net change in net deferred loan origination costs	36	129
Loss on sale of other real estate owned	21	16
Net gain on sale of loans	—	(7)
Loans originated for sale	—	(239)
Proceeds from sale of loans	—	246
Other real estate owned valuation adjustments	25	20
Net change in:
Accrued interest receivable	(281)	(97)
Earnings on bank owned life insurance	(66)	(63)
Other assets	2,037	1,834
Accrued interest payable and other liabilities	(2,431)	(2,701)
Net cash from operating activities	3,710	3,358
Cash flows from investing activities
Securities
Proceeds from maturities	27,499	13,623
Proceeds from principal repayments	1,030	637
Purchases of securities	(37,923)	(17,302)
Loans receivable
Loan participations sold	—	1,615
Principal payments on loans receivable	226,439	136,090
Purchase of loans	—	(20,406)
Originated for investment	(189,659)	(125,813)
Proceeds of redemption of FHLB stock	—	3,514
Purchase of FHLB and FRB stock	—	(11)
Proceeds from sale of other real estate owned	713	494
Purchase of premises and equipment, net	(150)	(179)
Net cash from (used in) investing activities	27,949	(7,738)

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities
Net change in deposits	$(62,044)	$(10,108)
Net change in borrowings	215	977
Net change in advance payments by borrowers for taxes and insurance	(2,087)	(1,973)
Repurchase and retirement of common stock	(1,323)	(3,379)
Cash dividends paid on common stock	(1,436)	(1,155)
Shares retired for tax liability	—	(1,200)
Net cash used in financing activities	(66,675)	(16,838)
Net change in cash and cash equivalents	(35,016)	(21,218)
Beginning cash and cash equivalents	127,592	96,684
Ending cash and cash equivalents	$92,576	$75,466

Supplemental disclosures of cash flow information:
Interest paid	$1,694	$1,243
Income taxes paid	43	1
Loans transferred to other real estate owned	562	1,936

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), is the owner of all of the issued and outstanding capital stock of BankFinancial, NA (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018 or for any other period.
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
These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.
Recent Accounting Pronouncements
In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We have evaluated the impact of adopting the update and have concluded that it does not have a significant impact to our consolidated financial statements. The Company’s revenue streams that are in-scope from the update include: financed OREO sales; deposit fees, including ATM fees, overdraft fees, maintenance fees and dormancy fees; debit card fees, and trust fees. For the in-scope revenue streams, our current revenue recognition is not different than our prior revenue recognition under the update. The Company has infrequently financed an OREO sale. Our customer contracts generally do not have performance obligations and fees are assessed and collected as the transaction occurs. The Company’s fee income is not material for any individual income streams. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue stream; as such, no cumulative effect adjustment was recorded. Refer to Note 8 - Revenue for Contracts with Customers for further discussion on the Company's accounting policies for revenue sources within the scope of ASC 606.
In January 2016, the FASB issued an update (ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities). The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for non-public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is to be required to be disclosed for financial instruments measured at amortized

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance became effective for public business entities for fiscal years beginning after December 15, 2017. The new pronouncement does not have a significant impact on our Statement of Operations, as we only have one equity security that was valued at $491,000 and $499,000 at March 31, 2018 and December 31, 2017, respectively. The equity security is reported separately on the Statement of Condition as a result the adoption of this pronouncement.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 2 - EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned BankFinancial, NA Employee Stock Ownership Plan (the "ESOP") shares in 2017 and unvested restricted stock shares. Stock options and restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock.

	Three Months Ended March 31,
	2018	2017
Net income available to common stockholders	$3,559	$1,881
Average common shares outstanding	17,931,579	19,243,941
Less:
Unearned ESOP shares	—	(600,947)
Unvested restricted stock shares	(940)	(940)
Weighted average common shares outstanding	17,930,639	18,642,054
Add - Net effect of dilutive unvested restricted stock	461	5,462
Diluted weighted average common shares outstanding	17,931,100	18,647,516
Basic earnings per common share	$0.20	$0.10
Diluted earnings per common share	$0.20	$0.10

NOTE 3 - SECURITIES
The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Certificates of deposit	$86,340	$—	$—	$86,340
Mortgage-backed securities - residential	11,146	441	(43)	11,544
Collateralized mortgage obligations - residential	4,272	16	(11)	4,277
SBA-guaranteed loan participation certificates	9	—	—	9
	$101,767	$457	$(54)	$102,170
December 31, 2017
Certificates of deposit	$75,916	$—	$—	$75,916
Equity mutual fund	500	—	(1)	499
Mortgage-backed securities - residential	11,969	520	(17)	12,472
Collateralized mortgage obligations - residential	4,481	16	(11)	4,486
SBA-guaranteed loan participation certificates	10	—	—	10
	$92,876	$536	$(29)	$93,383

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

The mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at March 31, 2018 and December 31, 2017.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018
	Amortized Cost	Fair Value
Due in one year or less	$86,340	$86,340
Mortgage-backed securities - residential	11,146	11,544
Collateralized mortgage obligations - residential	4,272	4,277
SBA-guaranteed loan participation certificates	9	9
	$101,767	$102,170
There were no sales of securities for the periods ended March 31, 2018 and 2017.

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2018
Mortgage-backed securities - residential	$—	$—	$1,111	$(43)	$1,111	$(43)
Collateralized mortgage obligations - residential	—	—	1,983	(11)	1,983	(11)
	$—	$—	$3,094	$(54)	$3,094	$(54)

December 31, 2017
Equity mutual fund	$499	$(1)	$—	$—	$499	$(1)
Mortgage-backed securities - residential	—	—	1,149	(17)	1,149	(17)
Collateralized mortgage obligations - residential	—	—	2,083	(11)	2,083	(11)
	$499	$(1)	$3,232	$(28)	$3,731	$(29)
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
Certain mortgage-backed securities and collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at March 31, 2018, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are as follows:

	March 31, 2018	December 31, 2017
One-to-four family residential real estate	$92,056	$97,814
Multi-family mortgage	578,144	588,383
Nonresidential real estate	163,856	169,971
Construction and land	1,328	1,358
Commercial loans	162,564	152,552
Commercial leases	285,222	310,076
Consumer	1,494	1,597
	1,284,664	1,321,751
Net deferred loan origination costs	1,230	1,266
Allowance for loan losses	(8,341)	(8,366)
Loans, net	$1,277,553	$1,314,651
The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
March 31, 2018
One-to-four family residential real estate	$—	$765	$765	$3,576	$88,480	$92,056
Multi-family mortgage	—	3,866	3,866	947	577,197	578,144
Nonresidential real estate	—	1,577	1,577	—	163,856	163,856
Construction and land	—	32	32	—	1,328	1,328
Commercial loans	—	1,441	1,441	—	162,564	162,564
Commercial leases	—	650	650	—	285,222	285,222
Consumer	—	10	10	—	1,494	1,494
	$—	$8,341	$8,341	$4,523	$1,280,141	1,284,664
Net deferred loan origination costs						1,230
Allowance for loan losses						(8,341)
Loans, net						$1,277,553

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2017
One-to-four family residential real estate	$—	$850	$850	$4,265	$93,549	$97,814
Multi-family mortgage	—	3,849	3,849	949	587,434	588,383
Nonresidential real estate	—	1,605	1,605	—	169,971	169,971
Construction and land	—	32	32	—	1,358	1,358
Commercial loans	—	1,357	1,357	—	152,552	152,552
Commercial leases	—	655	655	—	310,076	310,076
Consumer	—	18	18	—	1,597	1,597
	$—	$8,366	$8,366	$5,214	$1,316,537	1,321,751
Net deferred loan origination costs						1,266
Allowance for loan losses						(8,366)
Loans, net						$1,314,651
Activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$8,366	$8,127
Loans charged off:
One-to-four family residential real estate	(97)	(171)
Multi-family mortgage	—	(3)
Nonresidential real estate	—	(165)
	(97)	(339)
Recoveries:
One-to-four family residential real estate	99	6
Multi-family mortgage	8	11
Commercial loans	223	5
	330	22
Net recoveries (charge-offs)	233	(317)
Provision for (recovery of) loan losses	(258)	161
Ending balance	$8,341	$7,971

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
Less unamortized discount
Less previous charge-offs
Plus recorded accrued interest
Less reserve for uncollected interest
= Recorded investment
The following tables present loans individually evaluated for impairment by class of loans:

					Three months ended March 31, 2018
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2018
With no related allowance recorded:
One-to-four family residential real estate	$4,211	$3,556	$651	$—	$4,002	$15
Multi-family mortgage - Illinois	952	950	—	—	952	11
	$5,163	$4,506	$651	$—	$4,954	$26

					Year ended December 31, 2017
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2017
With no related allowance recorded:
One-to-four family residential real estate	$5,049	$4,248	$806	$—	$4,212	$197
Multi-family mortgage - Illinois	958	948	—	—	847	41
	$6,007	$5,196	$806	$—	$5,059	$238

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual Loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
March 31, 2018
One-to-four family residential real estate	$1,675	$1,543	$—
One-to-four family residential real estate – non-owner occupied	86	46	—
Multi-family mortgage - Illinois	375	369	—
	$2,136	$1,958	$—
December 31, 2017
One-to-four family residential real estate	$3,413	$1,918	$—
One-to-four family residential real estate – non-owner occupied	308	109	—
Multi-family mortgage - Illinois	376	363	—
	$4,097	$2,390	$—
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $76,000 and $103,000 at March 31, 2018 and December 31, 2017, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at March 31, 2018 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$1,875	$58	$1,398	$3,331	$68,216	$71,547
One-to-four family residential real estate loans – non-owner occupied	368	10	46	424	19,676	20,100
Multi-family mortgage - Illinois	268	—	271	539	273,950	274,489
Multi-family mortgage - Other	—	—	—	—	299,725	299,725
Nonresidential real estate	940	—	—	940	161,265	162,205
Construction	—	—	—	—	1,096	1,096
Land	—	—	—	—	234	234
Commercial loans:
Regional commercial banking	—	—	—	—	48,160	48,160
Health care	—	—	—	—	69,980	69,980
Direct commercial lessor	—	—	—	—	44,939	44,939
Commercial leases:
Investment rated commercial leases	1,727	152	—	1,879	185,386	187,265
Other commercial leases	572	255	—	827	98,900	99,727
Consumer	—	22	—	22	1,481	1,503
	$5,750	$497	$1,715	$7,962	$1,273,008	$1,280,970

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the aging of the recorded investment of loans at December 31, 2017 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$86	$99	$1,801	$1,986	$74,216	$76,202
One-to-four family residential real estate loans – non-owner occupied	10	3	86	99	20,944	21,043
Multi-family mortgage - Illinois	172	—	364	536	287,171	287,707
Multi-family mortgage - Other	—	—	—	—	296,440	296,440
Nonresidential real estate	608	—	—	608	166,071	166,679
Construction	—	—	—	—	1,103	1,103
Land	—	—	—	—	259	259
Commercial loans:
Regional commercial banking	—	—	—	—	40,935	40,935
Health care	—	—	—	—	71,738	71,738
Direct commercial lessor	—	—	—	—	40,237	40,237
Commercial leases:
Investment rated commercial leases	934	—	—	934	207,747	208,681
Other commercial leases	288	—	—	288	102,873	103,161
Consumer	—	—	—	—	1,605	1,605
	$2,098	$102	$2,251	$4,451	$1,311,339	$1,315,790
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
The Company had $17,000 of TDRs at March 31, 2018 and December 31, 2017. No specific valuation reserves were allocated to those loans at March 31, 2018 and December 31, 2017. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date.
The following table presents loans classified as TDRs:

	March 31, 2018	December 31, 2017
One-to-four family residential real estate - nonaccrual	$17	$17
During the three months ended March 31, 2018 and 2017, there were no loans modified and classified as TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.
There were no payment defaults on TDRs during the three months ended March 31, 2018 and 2017 within twelve months following the modification.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

There were no loan modifications during the three months ended March 31, 2018. There were certain loan modifications during the three months ended March 31, 2017 that did not meet the definition of a TDR. These loans had a total recorded investment of $133,000 at March 31, 2017. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of March 31, 2018, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$70,004	$—	$323	$1,539	$71,866
One-to-four family residential real estate loans – non-owner occupied	20,105	—	39	46	20,190
Multi-family mortgage loans - Illinois	275,552	—	222	370	276,144
Multi-family mortgage loans - Other	302,000	—	—	—	302,000
Nonresidential real estate loans	163,707	—	149	—	163,856
Construction loans	1,093	—	—	—	1,093
Land loans	235	—	—	—	235
Commercial loans:
Regional commercial banking	43,467	4,644	—	—	48,111
Health care	67,669	—	2,258	—	69,927
Direct commercial lessor	44,526	—	—	—	44,526
Commercial leases:
Investment rated commercial leases	186,052	—	—	—	186,052
Other commercial leases	99,170	—	—	—	99,170
Consumer	1,494	—	—	—	1,494
	$1,275,074	$4,644	$2,991	$1,955	$1,284,664

As of December 31, 2017, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$74,437	$—	$255	$1,914	$76,606
One-to-four family residential real estate loans – non-owner occupied	21,059	—	40	109	21,208
Multi-family mortgage loans - Illinois	290,765	—	225	368	291,358
Multi-family mortgage loans - Other	297,025	—	—	—	297,025
Nonresidential real estate loans	169,817	—	154	—	169,971
Construction loans	1,099	—	—	—	1,099
Land loans	259	—	—	—	259
Commercial loans:
Regional commercial banking	36,373	4,528	—	—	40,901
Health care	69,480	—	2,248	—	71,728
Direct commercial lessor	39,923	—	—	—	39,923
Commercial leases:
Investment rated commercial leases	207,460	—	—	—	207,460
Other commercial leases	102,616	—	—	—	102,616
Consumer	1,597	—	—	—	1,597
	$1,311,910	$4,528	$2,922	$2,391	$1,321,751

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

	March 31, 2018			December 31, 2017
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$935	$—	$935	$836	$(9)	$827
Nonresidential real estate	1,140	(277)	863	1,772	(252)	1,520
Land	48	(44)	4	48	(44)	4
	$2,123	$(321)	$1,802	$2,656	$(305)	$2,351
The following represents the roll forward of OREO and the composition of OREO properties:

	For the Three Months Ended March 31,
	2018	2017
Beginning balance	$2,351	$3,895
New foreclosed properties	562	1,936
Valuation adjustments	(25)	(20)
Sales and payments	(1,086)	(510)
Ending balance	$1,802	$5,301
Activity in the valuation allowance is as follows:

	For the Three Months Ended March 31,
	2018	2017
Beginning balance	$305	$449
Additions charged to expense	25	20
Reductions from sales of OREO	(9)	(59)
Ending balance	$321	$410
At March 31, 2018, the balance of OREO included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At December 31, 2017 the balance of OREO included $352,000 foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At March 31, 2018 and December 31, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $1.3 million and $1.5 million, respectively.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, included with borrowings on the consolidated balance sheet, are shown below.

	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
March 31, 2018
Repurchase agreements and repurchase-to-maturity transactions	$983	$—	$—	$—	$983
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$983

December 31, 2017
Repurchase agreements and repurchase-to-maturity transactions	$768	$—	$—	$—	$768
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$768
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $3.3 million and $3.7 million at March 31, 2018 and December 31, 2017, respectively. Also included in total borrowings were advances from the FHLB of $60.0 million at March 31, 2018 and December 31, 2017.
Because security values fluctuate due to market conditions, the Company has no control over the market value of securities sold under agreements to repurchase.  The Company is contractually obligated to promptly transfer additional securities to the counterparty if the market value of the securities falls below the repurchase price.
NOTE 7 – FAIR VALUE
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2018
Securities:
Certificates of deposit	$—	$86,340	$—	$86,340
Equity mutual fund	491	—	—	491
Mortgage-backed securities – residential	—	11,544	—	11,544
Collateralized mortgage obligations – residential	—	4,277	—	4,277
SBA-guaranteed loan participation certificates	—	9	—	9
	$491	$102,170	$—	$102,661
December 31, 2017
Securities:
Certificates of deposit	$—	$75,916	$—	$75,916
Equity mutual fund	499	—	—	499
Mortgage-backed securities - residential	—	12,472	—	12,472
Collateralized mortgage obligations – residential	—	4,486	—	4,486
SBA-guaranteed loan participation certificates	—	10	—	10
	$499	$92,884	$—	$93,383

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2018
Other real estate owned - nonresidential real estate	$—	$—	$409	$409

December 31, 2017
Other real estate owned:
One-to-four family residential real estate	$—	$—	$102	$102
Nonresidential real estate	—	—	814	814
	$—	$—	$916	$916
At March 31, 2018 and December 31, 2017 there were no impaired loans that were measured for impairment using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances.
OREO, which is carried at the lower of cost or fair value less costs to sell, had a carrying value of $494,000 less a valuation allowance of $85,000, or $409,000, at March 31, 2018, compared to a carrying value of $1.2 million less a valuation allowance of $261,000, or $916,000, at December 31, 2017. There were $25,000 and $20,000 of valuation adjustments of OREO recorded for the three months ended March 31, 2018 and 2017, respectively.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
March 31, 2018
Other real estate owned - nonresidential real estate loans	$409	Sales comparison	Comparison between sales and income approaches	12.70% to 26.77% (13.7%)

December 31, 2017
Other real estate owned
One-to-four family residential real estate	$102	Sales comparison	Discount applied to valuation	5.6%
Nonresidential real estate	814	Sales comparison	Comparison between sales and income approaches	-3.66% to 15.22% (11.0%)
	$916

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at March 31, 2018 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$92,576	$10,613	$81,963	$—	$92,576
Securities	102,661	491	102,170	—	102,661
Loans receivable, net of allowance for loan losses	1,277,553	—	—	1,276,635	1,276,635
FHLB and FRB stock	8,290	—	—	—	N/A
Accrued interest receivable	4,900	—	4,900	—	4,900
Financial liabilities
Noninterest-bearing demand deposits	$232,593	$—	$232,593	$—	$232,593
NOW and money market accounts	573,886	—	573,886	—	573,886
Savings deposits	160,093	—	160,093	—	160,093
Certificates of deposit	311,435	—	308,904	—	308,904
Borrowings	60,983	—	60,832	—	60,832
Accrued interest payable	180	—	180	—	180

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$127,592	$13,572	$114,020	$—	$127,592
Securities	93,383	499	92,884	—	93,383
Loans receivable, net of allowance for loan losses	1,314,651	—	1,323,139	—	1,323,139
FHLB and FRB stock	8,290	—	—	—	N/A
Accrued interest receivable	4,619	—	4,619	—	4,619
Financial liabilities
Noninterest-bearing demand deposits	$234,354	$—	$234,354	$—	$234,354
NOW and money market accounts	589,238	—	589,238	—	589,238
Savings deposits	160,501	—	160,501	—	160,501
Certificates of deposit	355,958	—	353,969	—	353,969
Borrowings	60,768	—	60,627	—	60,627
Accrued interest payable	147	—	147	—	147
For purposes of the above, the following assumptions were used:
Cash and Cash Equivalents: The estimated fair values for cash and cash equivalents are based on their carrying value due to the short-term nature of these assets.
Loans: At March 31, 2018, the exit price observations are obtained from an independent third-party using its proprietary valuation model and methodology and may not reflect actual or prospective market valuations. The valuation is based on the probability of default, loss given default, recovery delay, prepayment, and discount rate assumptions. The new methodology is a result of the adoption of ASU 2016-01.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

At December 31, 2017, the estimated fair value for loans has been determined by calculating the present value of future cash flows based on the current rate the Company would charge for similar loans with similar maturities, applied for an estimated time period until the loan is assumed to be repriced or repaid. The methods utilized to estimate fair value of loans do not necessarily represent an exit price.
FHLB and FRB Stock: It is not practicable to determine the fair value of FHLB and FRB stock due to the restrictions placed on their transferability.
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
NOTE 8 – REVENUE FROM CONTRACTS WITH CUSTOMERS
All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company's sources of noninterest income for the three months ended March 31, 2018 and 2017. Items outside of the scope of the ASC 606 are noted as such.

	Three Months Ended March 31,
	2018	2017
Deposit service charges and fees	$978	$950
Loan fee income (1)	70	60
Commercial mortgage brokerage fees (1)	41	—
Residential mortgage banking fees (1)	30	44
Trust and insurance commissions and annuities income	213	249
Earnings on bank owned life insurance (1)	66	63
Other (1)	141	178
Total noninterest income	$1,539	$1,544
(1)    Not within the scope of ASC 606
A description of the Company's revenue streams accounted for under ASC 606 follows:
Deposit service charges and fees: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 8 – REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.
Interchange Income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income for the three months ended March 31, 2018 and 2017 were $361,000 and $350,000, respectively. These are included in deposit service charges and fees.
Trust and insurance commissions and annuities income: The Company earns trust, insurance commissions and annuities income from its contracts with trust customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management (AUM) at month-end. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e., the trade date. Other related services provided include fees the Company earns, which are based on a fixed fee schedule, are recognized when the services are rendered.
Gains/Losses on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. OREO sales for the three months ended March 31, 2018 and March 31, 2017 were not financed by the Bank.
NOTE 9 - SUBSEQUENT EVENTS
In April 2018, the Bank recorded income from a death benefit on BOLI of $1.4 million related to the death of a former Bank executive.
On April 23, 2018, the Bank sold its office building located at 15W060 North Frontage Road, Burr Ridge, Illinois, for a purchase price of $6 million.  A net gain in the approximate amount $100,000will be recorded in the second quarter of 2018 in connection with the sale.  Concurrently with the sale, the Bank entered into a six-month lease of the office building with the purchaser, and intends to lease space in a different building following the expiration of the lease with the purchaser.  The Company shares space with the Bank in the office building pursuant to an expense allocation agreement.

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
These risks and uncertainties, together with the Risk Factors and other information set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and this Quarterly Report on Form 10-Q, as well as other filings we make with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC.
Overview
Results of operations improved in the first quarter of 2018 due to a more favorable mix of loans and deposits, combined with a continuing focus on risk allocation within loan portfolio segments. Total loans declined as strong originations in commercial and industrial loans and modest originations of multi-family loans and commercial leases were offset by elevated repayments of lower-yielding commercial leases and multi-family loans. Total commercial and industrial loans increased by 7% on a linked-quarter basis despite significant volatility in line usage during the quarter. We expect continued growth in commercial and industrial loan originations and a resumption of growth in multi-family loans and commercial lease originations in the second quarter of 2018 and during the remainder of the year.
We recorded a slight decrease to our allowance for loan losses in the first quarter of 2018 due to recoveries on previously charged-off loans. Based on the current loan portfolio composition and activity, we expect net interest margin to be within a range of 3.40% to 3.60% depending on loan growth and balance composition, and deposit portfolio composition and growth.
Noninterest income decreased modestly due to seasonal factors in deposit-account related fee income, and lower loan fee income related to loan originations activity. Additional growth in commercial and industrial lending, together with new product development within commercial leasing, multi-family/commercial real estate and trust operations, may contribute to growth in non-interest income in future quarters.
Noninterest expense increased due to higher compensation related to base compensation and annual performance reviews, and increased expenses relating to collection litigation and the final resolution of OREO properties. Other non-interest expenses remained well-contained.

Our ratio of nonperforming loans to total loans was 0.15% and our ratio of non-performing assets to total assets was 0.24% at March 31, 2018. We expect continued reductions of the OREO balance and scheduled pending resolutions may further improve our asset quality.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	March 31, 2018	December 31, 2017	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,559,929	$1,625,558	$(65,629)
Loans, net	1,277,553	1,314,651	(37,098)
Securities, at fair value	102,661	93,383	9,278
Other real estate owned, net	1,802	2,351	(549)
Deposits	1,278,007	1,340,051	(62,044)
Borrowings	60,983	60,768	215
Equity	198,352	197,634	718

	Three Months Ended March 31,
	2018	2017	Change
	(Dollars in thousands)
Selected Operating Data:
Interest income	$14,748	$13,362	$1,386
Interest expense	1,727	1,276	451
Net interest income	13,021	12,086	935
Provision for (recovery of) loan losses	(258)	161	(419)
Net interest income after provision for (recovery of) loan losses	13,279	11,925	1,354
Noninterest income	1,539	1,544	(5)
Noninterest expense	9,959	11,266	(1,307)
Income before income tax expense	4,859	2,203	2,656
Income tax expense	1,300	322	978
Net income	$3,559	$1,881	$1,678

	Three Months Ended March 31,
	2018	2017
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.90%	0.47%
Return on equity (ratio of net income to average equity) (1)	7.13	3.66
Average equity to average assets	12.62	12.87
Net interest rate spread (1) (2)	3.38	3.15
Net interest margin (1) (3)	3.53	3.26
Efficiency ratio (4)	68.40	82.66
Noninterest expense to average total assets (1)	2.52	2.82
Average interest-earning assets to average interest-bearing liabilities	132.29	132.57
Dividends declared per share	$0.08	$0.06
Dividend payout ratio	40.35%	61.42%

	At March 31, 2018	At December 31, 2017
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.24%	0.29%
Nonperforming loans to total loans	0.15	0.18
Allowance for loan losses to nonperforming loans	426.00	350.04
Allowance for loan losses to total loans	0.65	0.63
Capital Ratios:
Equity to total assets at end of period	12.72%	12.16%
Tier 1 leverage ratio (Bank only)	11.60%	11.08%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	237	236

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.
Comparison of Financial Condition at March 31, 2018 and December 31, 2017
Total assets decreased $65.6 million, or 4.0%, to $1.560 billion at March 31, 2018, from $1.626 billion at December 31, 2017. The decrease in total assets was primarily due to decreases in cash and cash equivalents and loans. Cash and cash equivalents decreased $35.0 million, or 27.4%, to $92.6 million at March 31, 2018, from $127.6 million at December 31, 2017. Loans decreased $37.1 million, or 2.8%, to $1.278 billion at March 31, 2018, from $1.315 billion at December 31, 2017. Partially offsetting the decreases in cash and cash equivalents and loans was an increase in securities of $9.3 million, or 9.9%, to $102.7 million at March 31, 2018, from $93.4 million at December 31, 2017.
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together totaled 92.7% of gross loans at March 31, 2018. Commercial loans increased by $10.0 million during the three months ended March 31, 2018. Multi-family mortgage loans, nonresidential real estate loans, and commercial leases each decreased during the three months ended March 31, 2018. Multi-family mortgage loans decreased $10.2 million, or 1.7%; nonresidential real estate loans decreased $6.1 million, or 3.6%; and commercial leases decreased $24.9 million, or 8.0%. Our primary lending area consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area, and engage in certain types of commercial lending and leasing activities on a nationwide basis. At March 31, 2018, $268.6 million, or 46.5%, of our multi-family mortgage loans were in the Metropolitan Statistical Area for Chicago, Illinois; $72.8 million, or 12.6%, were in the Metropolitan Statistical Area for Dallas, Texas; $56.8 million, or 9.8%, were in the Metropolitan Statistical Area for Denver, Colorado; $33.3 million, or 5.8%, were in the Metropolitan Statistical Area for Tampa, Florida; and $17.1 million, or 3.0%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota. This information reflects the location of the collateral, but does not necessarily reflect the location of the borrower.
Total liabilities decreased $66.3 million, or 4.6%, to $1.362 billion at March 31, 2018, from $1.428 billion at December 31, 2017, primarily due to decreases in deposits, due in part to planned non-renewals of maturing wholesale certificates of deposits. Total deposits decreased $62.0 million, or 4.6%, to $1.278 billion at March 31, 2018, from $1.340 billion at December 31, 2017. Certificates of deposit decreased $44.5 million, or 12.5%, to $311.4 million at March 31, 2018, from $356.0 million at December 31, 2017, primarily due to a $53.0 million decrease in wholesale certificates of deposit. Money market accounts decreased $9.0 million, or 3.0%, to $290.6 million at March 31, 2018, from $299.6 million at December 31, 2017. Interest-bearing NOW accounts decreased $6.3 million, or 2.2%, to $283.3 million at March 31, 2018, from $289.7 million at December 31, 2017. Noninterest-bearing demand deposits decreased $1.8 million, or 0.8%, to $232.6 million at March 31, 2018, from $234.4 million at December 31, 2017 and savings accounts decreased $408,000, or 0.3%, to $160.1 million at March 31, 2018, from $160.5 million at December 31, 2017. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) were 75.6% and 73.4% of total deposits at March 31, 2018 and December 31, 2017, respectively.
Total stockholders’ equity was $198.4 million at March 31, 2018, compared to $197.6 million at December 31, 2017. The increase in total stockholders’ equity was due to net income of $3.6 million that we recorded for the three months ended March 31, 2018, partially offset by our repurchase of 81,500 shares of our common stock during the three months ended 2018 at a total cost of $1.3 million and our declaration and payment of cash dividends totaling $1.4 million during the same period.
Operating Results for the Three Months Ended March 31, 2018 and 2017
Net Income. Net income was $3.6 million for the three months ended March 31, 2018, compared to net income of $1.9 million for the three months ended March 31, 2017. Earnings per basic and fully diluted share of common stock was $0.20 for the three months ended March 31, 2018, compared to $0.10 for the three months ended March 31, 2017.
Net Interest Income. Net interest income was $13.0 million for the three months ended March 31, 2018, compared to $12.1 million for the three months ended March 31, 2017. The increase in net interest income reflected a $1.4 million, or 10.4%, increase in interest income, which was partially offset by a $451,000, or 35.3%, increase in interest expense.
The increase in interest income was primarily attributable to an increase in the average yield on interest-earning assets. The yield on interest-earning assets increased 39 basis points to 4.00% for the three months ended March 31, 2018, from 3.61% for the same period in 2017. The cost of interest-bearing liabilities increased 16 basis points to 0.62% for the three months ended March 31, 2018, from 0.46% for the same period in 2017. Total average interest-earning assets decreased $5.5 million, or 0.4%, to $1.497 billion for the three months ended March 31, 2018, from $1.502 billion for the same period in 2017. The average yield on commercial loans and leases originated in the first quarter of 2018 increased to 5.61%, from 5.12% for commercial loans and leases originated in the fourth quarter of 2017. Our net interest rate spread increased by 23 basis points to 3.38% for the three months ended March 31, 2018, from 3.15% for the same period in 2017. Our net interest margin increased by 27 basis points to 3.53% for the three months ended March 31, 2018, from 3.26% for the same period in 2017.

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

	For the Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,294,387	$13,820	4.33%	$1,313,299	$12,760	3.94%
Securities	103,928	464	1.81	113,756	349	1.24
Stock in FHLB and FRB	8,289	105	5.14	9,158	99	4.38
Other	90,078	359	1.62	65,933	154	0.95
Total interest-earning assets	1,496,682	14,748	4.00	1,502,146	13,362	3.61
Noninterest-earning assets	85,151			93,045
Total assets	$1,581,833			$1,595,191
Interest-bearing liabilities:
Savings deposits	$160,148	47	0.12	$160,456	43	0.11
Money market accounts	294,504	379	0.52	307,121	273	0.36
NOW accounts	282,005	140	0.20	263,286	121	0.19
Certificates of deposit	333,978	959	1.16	352,929	743	0.85
Total deposits	1,070,635	1,525	0.58	1,083,792	1,180	0.44
Borrowings	60,737	202	1.35	49,306	96	0.79
Total interest-bearing liabilities	1,131,372	1,727	0.62	1,133,098	1,276	0.46
Noninterest-bearing deposits	226,936			235,167
Noninterest-bearing liabilities	23,853			21,547
Total liabilities	1,382,161			1,389,812
Equity	199,672			205,379
Total liabilities and equity	$1,581,833			$1,595,191
Net interest income		$13,021			$12,086
Net interest rate spread (2)			3.38%			3.15%
Net interest-earning assets (3)	$365,310			$369,048
Net interest margin (4)			3.53%			3.26%
Ratio of interest-earning assets to interest-bearing liabilities	132.29%			132.57%

(1)	Annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
We recorded a recovery of loan losses of $258,000 for the three months ended March 31, 2018, compared to a provision for loan losses of $161,000 for the same period in 2017. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $25,000, or 0.3%, to $8.3 million at March 31, 2018, from $8.4 million at December 31, 2017. There was no reserve established for loans individually evaluated for impairment for the three months ended March 31, 2018 or for the three months ended December 31, 2017. Net recoveries were $233,000 for the three months ended March 31, 2018.
The allowance for loan losses as a percentage of nonperforming loans was 426.00% at March 31, 2018, compared to 350.04% at December 31, 2017.
Noninterest Income

	Three Months Ended March 31,
	2018	2017	Change
	(Dollars in thousands)
Deposit service charges and fees	$978	$950	$28
Loan fee income	70	60	10
Commercial mortgage brokerage fees	41	—	41
Residential mortgage banking fees	30	44	(14)
Trust and insurance commissions and annuities income	213	249	(36)
Earnings on bank owned life insurance	66	63	3
Other	141	178	(37)
Total noninterest income	$1,539	$1,544	$(5)
Noninterest income was $1.5 million for each of the three month periods ended March 31, 2018 and 2017. Deposit service charges and fees increased $28,000, or 2.9% to $978,000 for the three months ended March 31, 2018, compared to $950,000 for the three months ended March 31, 2017. We recorded $41,000 in commercial mortgage brokerage fees associated with commercial loans placed with other institutions for the three months ended March 31, 2018, while residential mortgage banking fees decreased $14,000 to $30,000 for the three months ended March 31, 2018. The majority of the loans the Company originates are commercial-related loans, such as multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases. The Company no longer originates one-to-four family residential mortgage loans. Trust and insurance commissions and annuities income declined by $36,000, or 14.5%, to $213,000 for the three months ended March 31, 2018, due to lower sales of annuity products and property and casualty insurance, related in part to the consolidation of our Wealth Management Department into our Trust Department. Other income decreased $37,000, or 20.8%, to $141,000 for the three months ended March 31, 2018, compared to $178,000 for the three months ended March 31, 2017.

Noninterest Expense

	Three Months Ended March 31,
	2018	2017	Change
	(Dollars in thousands)
Compensation and benefits	$5,322	$6,352	$(1,030)
Office occupancy and equipment	1,731	1,622	109
Advertising and public relations	143	381	(238)
Information technology	641	753	(112)
Supplies, telephone and postage	333	332	1
Amortization of intangibles	122	129	(7)
Nonperforming asset management	202	104	98
Loss on sale other real estate owned	21	16	5
Valuation adjustments of other real estate owned	25	20	5
Operations of other real estate owned	115	177	(62)
FDIC insurance premiums	119	187	(68)
Other	1,185	1,193	(8)
Total noninterest expense	$9,959	$11,266	$(1,307)
Noninterest expense decreased by $1.3 million, or 11.6%, to $10.0 million for the three months ended March 31, 2018, from $11.3 million for the same period in 2017. Compensation and benefits expense decreased $1.0 million, primarily due to our recording of a one-time, non-cash, non-tax deductible equity compensation expense of $1.1 million in 2017 related to the termination of the ESOP and the repayment of the ESOP’s Share Acquisition Loan. Office occupancy and equipment expense increased $109,000, or 6.7%, to $1.7 million for the three months ended March 31, 2018, from $1.6 million for the same period in 2017, primarily due to $122,000 increase in snow removal expense. Advertising and public relations expense decreased $238,000, or 62.5%, to $143,000 for the three months ended March 31, 2018, from $381,000 for the same period in 2017. Our advertising and public relations expense for the three months ended March 31, 2017 included $251,000 of expense for direct mail marketing, website, outdoor advertising and magazine/newspaper print advertising, compared to $39,400 for the three months ended March 31, 2018. Information technology expense decreased $112,000, or 14.9%, to $641,000 for the three months ended March 31, 2018, from $753,000 for the same period in 2017. Nonperforming asset management expense increased $98,000, or 94.2%, to $202,000 for the three months ended March 31, 2018, from $104,000 for the same period in 2017, primarily due to an increase of $90,000 in legal expense related to collection activities. Valuation adjustments for OREO totaled $25,000 for the three months ended March 31, 2018, compared to $20,000 for the same period in 2017. Operations of OREO decreased $62,000, or 35.0%, to $115,000 for the three months ended March 31, 2018, primarily due to decreased real estate taxes and increased rental income.
Income Taxes
For the three months ended March 31, 2018, we recorded income tax expense of $1.3 million, due to an increase in pre-tax income compared to $322,000 for the three months ended March 31, 2017. Our combined state and federal effective tax rate for the three months ended March 31, 2018 was 26.8% versus a normalized effective tax rate of 38.8% for fourth quarter of 2017 before the enactment of the Tax Cuts and Jobs Act of 2017.
.

Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At March 31, 2018, we had no loans in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of March 31, 2018, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	March 31, 2018	December 31, 2017	Quarter Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$1,589	$2,027	$(438)
Multi-family mortgage	369	363	6
	1,958	2,390	(432)
Other real estate owned:
One-to-four family residential	935	827	108
Nonresidential real estate	863	1,520	(657)
Land	4	4	—
	1,802	2,351	(549)
Total nonperforming assets	$3,760	$4,741	$(981)
Ratios:
Nonperforming loans to total loans	0.15%	0.18%
Nonperforming assets to total assets	0.24	0.29
Nonperforming Assets
Nonperforming assets decreased $1.0 million to $3.8 million at March 31, 2018 from $4.7 million at December 31, 2017. Although we experience occasional isolated instances of new nonaccrual loans, we believe that we will maintain the trends favoring strong asset quality.
Two residential loans with an aggregate book balance of $562,000 were transferred from nonaccrual loans to OREO during the three months ended March 31, 2018. We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional sources of funds. We had $60.0 million of FHLB advances at March 31, 2018 and December 31, 2017.
BankFinancial Corporation is a separate legal entity from BankFinancial NA. The Company must provide for its own liquidity to pay any dividends to its shareholders and to repurchase shares of its common stock, and for other corporate purposes. Its primary source of liquidly is dividend payments it receives from the Bank. The Bank's ability to pay dividends to the Company is subject to regulatory limitations. At March 31, 2018, the Company (on an unconsolidated, stand-alone basis) has liquid assets of $6.4 million.
As of March 31, 2018, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of March 31, 2018, we had no other material commitments for capital expenditures.

Capital Management - Bank. The overall objectives of our capital management are to ensure the availability of sufficient capital to support loan, deposit and other asset and liability growth opportunities and to maintain sufficient capital to absorb unforeseen losses or write-downs that are inherent in the business risks associated with the banking industry. We seek to balance the need for higher capital levels to address such unforeseen risks and the goal to achieve an adequate return on the capital invested by our stockholders.
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
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2018 and December 31, 2017, the OCC categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well–capitalized status.
The minimum capital ratios set forth in the Regulatory Capital Plans will be increased or decreased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the Capital Conservation Buffer ("CCB"). The minimum CCB at March 31, 2018 is 1.875% and will increase 0.625% through 2019 to 2.5%. In addition, the Company intends to continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose. As of March 31, 2018, the Bank and the Company were well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2018
Total capital (to risk-weighted assets):
Consolidated	$197,493	17.72%	$89,139	8.00%	N/A	N/A
BankFinancial, NA	190,805	17.13	89,115	8.00	$111,394	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	189,152	16.98	66,854	6.00	N/A	N/A
BankFinancial, NA	182,464	16.38	66,836	6.00	89,115	8.00
Common Tier 1 (CET1)
Consolidated	189,152	16.98	50,141	4.50	N/A	N/A
BankFinancial, NA	182,464	16.38	50,127	4.50	72,406	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	189,152	12.03	62,918	4.00	N/A	N/A
BankFinancial, NA	182,464	11.60	62,911	4.00	78,639	5.00

December 31, 2017
Total capital (to risk-weighted assets):
Consolidated	$195,371	17.06%	$91,590	8.00%	N/A	N/A
BankFinancial, NA	188,582	16.48	91,572	8.00	$114,466	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	187,005	16.33	68,692	6.00	N/A	N/A
BankFinancial, NA	180,216	15.74	68,679	6.00	91,572	8.00
Common Tier 1 (CET1)
Consolidated	187,005	16.33	51,519	4.50	N/A	N/A
BankFinancial, NA	180,216	15.74	51,509	4.50	74,403	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	187,005	11.49	65,085	4.00	N/A	N/A
BankFinancial, NA	180,216	11.08	65,045	4.00	81,307	5.00
Capital Management - Company. Total stockholders’ equity was $198.4 million at March 31, 2018, compared to $197.6 million at December 31, 2017. The increase in total stockholders’ equity was due to net income of $3.6 million that we recorded for the three months ended March 31, 2018, partially offset by our repurchase of 81,500 shares of our common stock during the three months ended 2018 at a total cost of $1.3 million and our declaration and payment of cash dividends totaling $1.4 million during the same period.
Quarterly Cash Dividends. The Company declared cash dividends of $0.08 and $0.06 per share for the three months ended March 31, 2018 and March 31, 2017, respectively.
Stock Repurchase Program. During the quarter ended March 31, 2018, the Company repurchased 81,500 shares of its common stock. On March 28, 2018, the Board extended the expiration date of the Company's share repurchase authorization from June 30, 2018 to April 30, 2019, and increased the total number of shares authorized for repurchase by 500,000 shares. As of March 31, 2018, the Company had repurchased 2,669,279 shares of its common stock out of the 3,330,755 shares of common stock authorized under the share repurchase authorizations. Pursuant to the share repurchase authorization, there are 661,476 shares of common stock authorized for repurchase through April 30, 2019.

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

Quantitative Analysis. The following table sets forth, as of March 31, 2018, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(40,663)	(14.98)%	$(999)	(1.91)%
+300	(26,165)	(9.64)	(608)	(1.16)
+200	(14,758)	(5.44)	(270)	(0.52)
+100	(5,669)	(2.09)	21	0.04
0
-100	(16,356)	(6.02)	(3,454)	(6.60)
The table set forth above indicates that at March 31, 2018, in the event of an immediate 100 basis point decrease in interest rates, the Bank would be expected to experience a 6.02% decrease in NPV and a $3.5 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 5.44% decrease in NPV and a $270,000 decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended March 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the first quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
January 1, 2018 through January 31, 2018	—	$—	—	242,976
February 1, 2018 through February 28, 2018	39,500	15.81	39,500	203,476
March 1, 2018 through March 31, 2018	42,000	16.52	42,000	661,476
	81,500		81,500

(1)
On March 28, 2018, the Board extended the expiration date of the Company's share repurchase authorization from June 30, 2018 to April 30, 2019, and increased the total number of shares authorized for repurchase by 500,000 shares. As of March 31, 2018, the Company had repurchased 2,669,279 shares of its common stock out of the 3,330,755 shares of common stock authorized under the share repurchase authorizations. Pursuant to the share repurchase authorization, there are 661,476 shares of common stock authorized for repurchase through April 30, 2019.

DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 3.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 4.	OTHER INFORMATION
None.

ITEM 5.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	April 30, 2018	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer