Form 10-Q
period 2018-06-30
BankFinancial CORP
filed 2018-07-30
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2018
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. At July 26, 2018, there were 17,443,088 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
June 30, 2018

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	June 30, 2018	December 31, 2017
Assets
Cash and due from other financial institutions	$11,738	$13,572
Interest-bearing deposits in other financial institutions	80,457	114,020
Cash and cash equivalents	92,195	127,592
Securities, at fair value	112,452	93,383
Loans receivable, net of allowance for loan losses: June 30, 2018, $8,179 and December 31, 2017, $8,366	1,287,823	1,314,651
Other real estate owned, net	1,187	2,351
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	8,311	8,290
Premises held-for-sale	—	5,667
Premises and equipment, net	24,441	24,856
Accrued interest receivable	4,705	4,619
Core deposit intangible	143	286
Bank owned life insurance	18,746	22,859
Deferred taxes	10,199	12,563
Other assets	7,296	8,441
Total assets	$1,567,498	$1,625,558

Liabilities
Deposits
Noninterest-bearing	$229,717	$234,354
Interest-bearing	1,066,136	1,105,697
Total deposits	1,295,853	1,340,051
Borrowings	50,901	60,768
Advance payments by borrowers for taxes and insurance	13,827	11,645
Accrued interest payable and other liabilities	12,689	15,460
Total liabilities	1,373,270	1,427,924

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 17,461,088 shares issued at June 30, 2018 and 17,958,723 issued at December 31, 2017	175	179
Additional paid-in capital	145,331	153,811
Retained earnings	48,443	43,274
Accumulated other comprehensive income	279	370
Total stockholders’ equity	194,228	197,634
Total liabilities and stockholders’ equity	$1,567,498	$1,625,558

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and dividend income
Loans, including fees	$13,977	$12,956	$27,797	$25,716
Securities	546	357	1,010	706
Other	497	336	961	589
Total interest income	15,020	13,649	29,768	27,011
Interest expense
Deposits	1,829	1,304	3,354	2,484
Borrowings	210	152	412	248
Total interest expense	2,039	1,456	3,766	2,732
Net interest income	12,981	12,193	26,002	24,279
Provision for (recovery of) loan losses	23	49	(235)	210
Net interest income after provision for (recovery of) loan losses	12,958	12,144	26,237	24,069
Noninterest income
Deposit service charges and fees	989	996	1,967	1,946
Loan fee income	90	63	160	123
Commercial mortgage brokerage fees	85	—	126	—
Residential mortgage banking fees	24	87	54	131
Loss on sales of equity securities	(14)	—	(14)	—
Gain on sale of premises held-for-sale	93	—	93	—
Trust and insurance commissions and annuities income	250	245	463	494
Earnings on bank-owned life insurance	45	66	111	129
Bank-owned life insurance death benefit	1,389	—	1,389	—
Other	143	150	284	328
Total noninterest income	3,094	1,607	4,633	3,151
Noninterest expense
Compensation and benefits	5,790	5,110	11,112	11,462
Office occupancy and equipment	1,662	1,599	3,393	3,221
Advertising and public relations	274	259	417	640
Information technology	708	679	1,349	1,432
Supplies, telephone, and postage	396	358	729	690
Amortization of intangibles	21	122	143	251
Nonperforming asset management	51	27	253	131
Operations of other real estate owned	135	245	296	458
FDIC insurance premiums	104	125	223	312
Other	1,074	1,083	2,259	2,276
Total noninterest expense	10,215	9,607	20,174	20,873
Income before income taxes	5,837	4,144	10,696	6,347
Income tax expense	1,207	1,572	2,507	1,894
Net income	$4,630	$2,572	$8,189	$4,453
Basic earnings per common share	$0.26	$0.14	$0.46	$0.24
Diluted earnings per common share	$0.26	$0.14	$0.46	$0.24
Weighted average common shares outstanding	17,633,815	18,330,032	17,781,407	18,485,181
Diluted weighted average common shares outstanding	17,633,815	18,330,455	17,781,407	18,485,597

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$4,630	$2,572	$8,189	$4,453
Unrealized holding loss arising during the period	(11)	(63)	(124)	(83)
Tax effect	3	24	33	31
Net of tax	(8)	(39)	(91)	(52)
Comprehensive income	$4,622	$2,533	$8,098	$4,401

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2017	$192	$173,047	$39,483	$(8,318)	$376	$204,780
Net income	—	—	4,453	—	—	4,453
Other comprehensive loss, net of tax	—	—	—	—	(52)	(52)
Net exercise of stock options (198,026 shares)	2	(1,239)	—	—	—	(1,237)
Prepayment of ESOP Share Acquisition Loan	(8)	(7,185)		8,318	—	1,125
Repurchase and retirement of common stock (448,436 shares)	(4)	(6,563)	—	—	—	(6,567)
Cash dividends declared on common stock ($0.13 per share)	—	—	(2,440)	—	—	(2,440)
Balance at June 30, 2017	$182	$158,060	$41,496	$—	$324	$200,062

Balance at January 1, 2018	$179	$153,811	$43,274	$—	$370	$197,634
Net income	—	—	8,189	—	—	8,189
Other comprehensive loss, net of tax	—	—	—	—	(91)	(91)
Nonvested stock awards-stock-based compensation expense	—	6	—	—	—	6
Repurchase and retirement of common stock (497,389 shares)	(4)	(8,486)	—	—	—	(8,490)
Cash dividends declared on common stock ($0.17 per share)	—	—	(3,020)	—	—	(3,020)
Balance at June 30, 2018	$175	$145,331	$48,443	$—	$279	$194,228

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$8,189	$4,453
Adjustments to reconcile to net income to net cash from operating activities
Provision for (recovery of) loan losses	(235)	210
Prepayment of ESOP Share Acquisition Loan	—	1,125
Stock–based compensation expense	6	—
Depreciation and amortization	1,729	1,890
Amortization of premiums and discounts on securities and loans	4	(91)
Amortization of core deposit intangible	143	251
Amortization of servicing assets	51	59
Net change in net deferred loan origination costs	90	183
Loss on sale of other real estate owned	68	31
Net gain on sale of loans	—	(60)
Loss on sale of equity securities	14	—
Gain on sale of premises held-for-sale	(93)	—
Loans originated for sale	—	(1,016)
Proceeds from sale of loans	—	1,076
Other real estate owned valuation adjustments	26	74
Net change in:
Accrued interest receivable	(86)	(107)
Earnings on bank owned life insurance	(111)	(129)
Other assets	2,938	3,317
Accrued interest payable and other liabilities	(2,771)	(2,858)
Net cash from operating activities	9,962	8,408
Cash flows from investing activities
Securities
Proceeds from maturities	48,953	29,275
Proceeds from principal repayments	1,921	1,732
Proceeds from sale of equity securities	487	—
Purchases of securities	(70,572)	(33,648)
Loans receivable
Loan participations sold	—	3,615
Principal payments on loans receivable	482,893	295,864
Purchase of loans	—	(20,406)
Originated for investment	(456,760)	(304,332)
Purchase of FHLB and FRB stock	(21)	(154)
Redemption of FHLB and FRB stock	—	3,514
Bank-owned life insurance death benefit	4,224	—
Proceeds from sale of premises held-for-sale	5,485	—
Proceeds from sale of other real estate owned	1,556	830
Purchase of premises and equipment, net	(132)	(507)
Net cash from (used in) investing activities	18,034	(24,217)

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities
Net change in deposits	$(44,198)	$8,497
Net change in borrowings	(9,867)	(192)
Net change in advance payments by borrowers for taxes and insurance	2,182	2,652
Repurchase and retirement of common stock	(8,490)	(6,567)
Cash dividends paid on common stock	(3,020)	(2,440)
Shares retired for tax liability	—	(1,219)
Net cash from (used in) financing activities	(63,393)	731
Net change in cash and cash equivalents	(35,397)	(15,078)
Beginning cash and cash equivalents	127,592	96,684
Ending cash and cash equivalents	$92,195	$81,606

Supplemental disclosures of cash flow information:
Interest paid	$3,687	$2,668
Income taxes paid	176	176
Loans transferred to other real estate owned	838	1,936

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), is the owner of all of the issued and outstanding capital stock of BankFinancial, NA (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the six-month period ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018 or for any other period.
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
In January 2016, the FASB issued an update (ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities). The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for non-public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is to be required to be disclosed for financial instruments measured at amortized

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance became effective for public business entities for fiscal years beginning after December 15, 2017. The new pronouncement does not have a significant impact on our Statement of Operations, as we had one equity security that was valued at $499,000 at December 31, 2017 and none at June 30, 2018.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income available to common stockholders	$4,630	$2,572	$8,189	$4,453
Average common shares outstanding	17,634,190	18,330,972	17,782,063	18,784,934
Less:
Unearned ESOP shares	—	—	—	(298,813)
Unvested restricted stock shares	(375)	(940)	(656)	(940)
Weighted average common shares outstanding	17,633,815	18,330,032	17,781,407	18,485,181
Add - Net effect of dilutive unvested restricted stock	—	423	—	416
Diluted weighted average common shares outstanding	17,633,815	18,330,455	17,781,407	18,485,597
Basic earnings per common share	$0.26	$0.14	$0.46	$0.24
Diluted earnings per common share	$0.26	$0.14	$0.46	$0.24

NOTE 3 - SECURITIES
The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Certificates of deposit	$96,603	$—	$—	$96,603
Mortgage-backed securities - residential	11,431	429	(49)	11,811
Collateralized mortgage obligations - residential	4,028	14	(11)	4,031
SBA-guaranteed loan participation certificates	7	—	—	7
	$112,069	$443	$(60)	$112,452
December 31, 2017
Certificates of deposit	$75,916	$—	$—	$75,916
Equity mutual fund	500	—	(1)	499
Mortgage-backed securities - residential	11,969	520	(17)	12,472
Collateralized mortgage obligations - residential	4,481	16	(11)	4,486
SBA-guaranteed loan participation certificates	10	—	—	10
	$92,876	$536	$(29)	$93,383

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

The mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at June 30, 2018 and December 31, 2017.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
	Amortized Cost	Fair Value
Due in one year or less	$96,603	$96,603
Mortgage-backed securities - residential	11,431	11,811
Collateralized mortgage obligations - residential	4,028	4,031
SBA-guaranteed loan participation certificates	7	7
	$112,069	$112,452

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds	$487	$—	$487	$—
Gross gains	—	—	—	—
Gross losses	(14)	—	(14)	—
Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2018
Mortgage-backed securities - residential	$—	$—	$1,097	$(49)	$1,097	$(49)
Collateralized mortgage obligations - residential	—	—	1,890	(11)	1,890	(11)
	$—	$—	$2,987	$(60)	$2,987	$(60)

December 31, 2017
Equity mutual fund	$499	$(1)	$—	$—	$499	$(1)
Mortgage-backed securities - residential	—	—	1,149	(17)	1,149	(17)
Collateralized mortgage obligations - residential	—	—	2,083	(11)	2,083	(11)
	$499	$(1)	$3,232	$(28)	$3,731	$(29)
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Certain mortgage-backed securities and collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at June 30, 2018, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.
NOTE 4 - LOAN RECEIVABLE
Loans receivable are as follows:

	June 30, 2018	December 31, 2017
One-to-four family residential real estate	$84,048	$97,814
Multi-family mortgage	571,886	588,383
Nonresidential real estate	155,627	169,971
Construction and land	1,316	1,358
Commercial loans	163,925	152,552
Commercial leases	316,555	310,076
Consumer	1,469	1,597
	1,294,826	1,321,751
Net deferred loan origination costs	1,176	1,266
Allowance for loan losses	(8,179)	(8,366)
Loans, net	$1,287,823	$1,314,651
The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
June 30, 2018
One-to-four family residential real estate	$—	$802	$802	$3,514	$80,534	$84,048
Multi-family mortgage	—	3,690	3,690	668	571,218	571,886
Nonresidential real estate	—	1,452	1,452	—	155,627	155,627
Construction and land	—	32	32	—	1,316	1,316
Commercial loans	—	1,444	1,444	—	163,925	163,925
Commercial leases	—	746	746	—	316,555	316,555
Consumer	—	13	13	—	1,469	1,469
	$—	$8,179	$8,179	$4,182	$1,290,644	1,294,826
Net deferred loan origination costs						1,176
Allowance for loan losses						(8,179)
Loans, net						$1,287,823

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2017
One-to-four family residential real estate	$—	$850	$850	$4,265	$93,549	$97,814
Multi-family mortgage	—	3,849	3,849	949	587,434	588,383
Nonresidential real estate	—	1,605	1,605	—	169,971	169,971
Construction and land	—	32	32	—	1,358	1,358
Commercial loans	—	1,357	1,357	—	152,552	152,552
Commercial leases	—	655	655	—	310,076	310,076
Consumer	—	18	18	—	1,597	1,597
	$—	$8,366	$8,366	$5,214	$1,316,537	1,321,751
Net deferred loan origination costs						1,266
Allowance for loan losses						(8,366)
Loans, net						$1,314,651
Activity in the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$8,341	$7,971	$8,366	$8,127
Loans charged off:
One-to-four family residential real estate	(33)	(22)	(130)	(193)
Multi-family mortgage	(35)	—	(35)	(3)
Nonresidential real estate	—	—	—	(165)
Commercial loans	(140)	—	(140)	—
Consumer	(1)	—	(1)	—
	(209)	(22)	(306)	(361)
Recoveries:
One-to-four family residential real estate	6	79	105	85
Multi-family mortgage	10	40	18	51
Commercial loans	2	5	225	10
Commercial leases	5	—	5	—
Consumer	1	—	1	—
	24	124	354	146
Net recoveries (charge-offs)	(185)	102	48	(215)
Provision for (recovery of) loan losses	23	49	(235)	210
Ending balance	$8,179	$8,122	$8,179	$8,122

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
Less unamortized discount
Less previous charge-offs
Plus recorded accrued interest
Less reserve for uncollected interest
= Recorded investment
The following tables present loans individually evaluated for impairment by class of loans:

					Three months ended June 30, 2018		Six months ended June 30, 2018
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2018
With no related allowance recorded:
One-to-four family residential real estate	$4,105	$3,455	$650	$—	$3,558	$12	$3,812	$24
One-to-four family residential real estate - non-owner occupied	86	46	42	—	35	—	137	—
Multi-family mortgage - Illinois	668	666	—	—	877	9	909	20
	$4,859	$4,167	$692	$—	$4,470	$21	$4,858	$44

					Year ended December 31, 2017
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2017
With no related allowance recorded:
One-to-four family residential real estate	$5,049	$4,248	$806	$—	$4,212	$197
Multi-family mortgage - Illinois	958	948	—	—	847	41
	$6,007	$5,196	$806	$—	$5,059	$238

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual Loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
June 30, 2018
One-to-four family residential real estate	$2,800	$1,491	$—
One-to-four family residential real estate – non-owner occupied	262	47	—
Multi-family mortgage - Illinois	96	92	—
Consumer	6	6	—
	$3,164	$1,636	$—
December 31, 2017
One-to-four family residential real estate	$3,413	$1,918	$—
One-to-four family residential real estate – non-owner occupied	308	109	—
Multi-family mortgage - Illinois	376	363	—
	$4,097	$2,390	$—
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $50,000 and $103,000 at June 30, 2018 and December 31, 2017, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at June 30, 2018 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$153	$629	$1,491	$2,273	$64,325	$66,598
One-to-four family residential real estate loans – non-owner occupied	8	43	47	98	16,831	16,929
Multi-family mortgage - Illinois	—	—	—	—	267,915	267,915
Multi-family mortgage - Other	—	—	—	—	296,921	296,921
Nonresidential real estate	—	—	—	—	152,781	152,781
Construction	—	—	—	—	1,090	1,090
Land	—	—	—	—	228	228
Commercial loans:
Regional commercial banking	—	—	—	—	46,281	46,281
Health care	—	—	—	—	68,672	68,672
Direct commercial lessor	—	—	—	—	49,369	49,369
Commercial leases:
Investment rated commercial leases	81	—	—	81	198,882	198,963
Other commercial leases	—	—	—	—	119,416	119,416
Consumer	49	1	6	56	1,422	1,478
	$291	$673	$1,544	$2,508	$1,284,133	$1,286,641

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
The Company had $17,000 of TDRs at June 30, 2018 and December 31, 2017. No specific valuation reserves were allocated to those loans at June 30, 2018 and December 31, 2017. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date.
The following table presents loans classified as TDRs:

	June 30, 2018	December 31, 2017
One-to-four family residential real estate - nonaccrual	$17	$17
During the three and six months ended June 30, 2018 and 2017, there were no loans modified and classified as TDRs.
A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.
There were no payment defaults on TDRs within twelve months following the modification during the three and six months ended June 30, 2018 and 2017.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

There were no loan modifications during the three and six months ended June 30, 2018. There were certain loan modifications during the three and six months ended June 30, 2017 that did not meet the definition of a TDR. These loans had a total recorded investment of $133,000 at June 30, 2017. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of June 30, 2018, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$65,236	$—	$257	$1,489	$66,982
One-to-four family residential real estate loans – non-owner occupied	16,982	—	38	46	17,066
Multi-family mortgage loans - Illinois	270,910	—	218	96	271,224
Multi-family mortgage loans - Other	300,662	—	—	—	300,662
Nonresidential real estate loans	155,527	—	100	—	155,627
Construction loans	1,086	—	—	—	1,086
Land loans	230	—	—	—	230
Commercial loans:
Regional commercial banking	37,052	9,251	—	—	46,303
Health care	64,804	—	3,820	—	68,624
Direct commercial lessor	48,998	—	—	—	48,998
Commercial leases:
Investment rated commercial leases	197,746	—	—	—	197,746
Other commercial leases	118,809	—	—	—	118,809
Consumer	1,463	—	1	5	1,469
	$1,279,505	$9,251	$4,434	$1,636	$1,294,826

As of December 31, 2017, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$74,437	$—	$255	$1,914	$76,606
One-to-four family residential real estate loans – non-owner occupied	21,059	—	40	109	21,208
Multi-family mortgage loans - Illinois	290,765	—	225	368	291,358
Multi-family mortgage loans - Other	297,025	—	—	—	297,025
Nonresidential real estate loans	169,817	—	154	—	169,971
Construction loans	1,099	—	—	—	1,099
Land loans	259	—	—	—	259
Commercial loans:
Regional commercial banking	36,373	4,528	—	—	40,901
Health care	69,480	—	2,248	—	71,728
Direct commercial lessor	39,923	—	—	—	39,923
Commercial leases:
Investment rated commercial leases	207,460	—	—	—	207,460
Other commercial leases	102,616	—	—	—	102,616
Consumer	1,597	—	—	—	1,597
	$1,311,910	$4,528	$2,922	$2,391	$1,321,751

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

	June 30, 2018			December 31, 2017
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$833	$—	$833	$836	$(9)	$827
Multi-family mortgage	276	—	276	—	—	—
Nonresidential real estate	74	—	74	1,772	(252)	1,520
Land	48	(44)	4	48	(44)	4
	$1,231	$(44)	$1,187	$2,656	$(305)	$2,351
The following represents the roll forward of OREO and the composition of OREO properties:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$1,802	$5,301	$2,351	$3,895
New foreclosed properties	276	—	838	1,936
Valuation adjustments	(1)	(54)	(26)	(74)
Sales and payments	(890)	(351)	(1,976)	(861)
Ending balance	$1,187	$4,896	$1,187	$4,896
Activity in the valuation allowance is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$321	$410	$305	$449
Additions charged to expense	1	54	26	74
Reductions from sales of OREO	(278)	(156)	(287)	(215)
Ending balance	$44	$308	$44	$308
At June 30, 2018, the balance of OREO included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At December 31, 2017 the balance of OREO included $352,000 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At June 30, 2018 and December 31, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $1.2 million and $1.5 million, respectively.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, included with borrowings on the consolidated balance sheet, are shown below.

	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
June 30, 2018
Repurchase agreements and repurchase-to-maturity transactions	$901	$—	$—	$—	$901
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$901

December 31, 2017
Repurchase agreements and repurchase-to-maturity transactions	$768	$—	$—	$—	$768
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$768
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $3.2 million and $3.7 million at June 30, 2018 and December 31, 2017, respectively. Also included in total borrowings were advances from the FHLB of $50.0 million at June 30, 2018 and $60.0 million at December 31, 2017.
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2018
Securities:
Certificates of deposit	$—	$96,603	$—	$96,603
Mortgage-backed securities – residential	—	11,811	—	11,811
Collateralized mortgage obligations – residential	—	4,031	—	4,031
SBA-guaranteed loan participation certificates	—	7	—	7
	$—	$112,452	$—	$112,452
December 31, 2017
Securities:
Certificates of deposit	$—	$75,916	$—	$75,916
Equity mutual fund	499	—	—	499
Mortgage-backed securities - residential	—	12,472	—	12,472
Collateralized mortgage obligations – residential	—	4,486	—	4,486
SBA-guaranteed loan participation certificates	—	10	—	10
	$499	$92,884	$—	$93,383
The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2017
Other real estate owned:
One-to-four family residential real estate	$—	$—	$102	$102
Nonresidential real estate	—	—	814	814
	$—	$—	$916	$916

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

At June 30, 2018 and December 31, 2017 there were no impaired loans that were measured for impairment using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances.
At June 30, 2018 OREO, which is carried at the lower of cost or fair value less costs to sell, had no properties with a current year valuation allowance, compared to a carrying value of $1.2 million less a valuation allowance of $261,000, or $916,000, at December 31, 2017. There were $26,000 and $74,000 of valuation adjustments of OREO recorded for the six months ended June 30, 2018 and 2017, respectively.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
December 31, 2017
Other real estate owned
One-to-four family residential real estate	$102	Sales comparison	Discount applied to valuation	5.6%
Nonresidential real estate	814	Sales comparison	Comparison between sales and income approaches	-3.66% to 15.22% (11.0%)
	$916
The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at June 30, 2018 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$92,195	$11,738	$80,457	$—	$92,195
Securities	112,452	—	112,452	—	112,452
Loans receivable, net of allowance for loan losses	1,287,823	—	—	1,287,031	1,287,031
FHLB and FRB stock	8,311	—	—	—	N/A
Accrued interest receivable	4,705	—	4,705	—	4,705
Financial liabilities
Noninterest-bearing demand deposits	$229,717	$—	$229,717	$—	$229,717
NOW and money market accounts	563,096	—	563,096	—	563,096
Savings deposits	158,731	—	158,731	—	158,731
Certificates of deposit	344,309	—	341,648	—	341,648
Borrowings	50,901	—	50,828	—	50,828
Accrued interest payable	226	—	226	—	226

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
Loans: At June 30, 2018, the exit price observations are obtained from an independent third-party using its proprietary valuation model and methodology and may not reflect actual or prospective market valuations. The valuation is based on the probability of default, loss given default, recovery delay, prepayment, and discount rate assumptions. The new methodology is a result of the adoption of ASU 2016-01.
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
NOTE 8 – REVENUE FROM CONTRACTS WITH CUSTOMERS
All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company's sources of noninterest income. Items outside of the scope of the ASC 606 are noted as such.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Deposit service charges and fees	$989	$996	$1,967	$1,946
Loan fee income (1)	90	63	160	123
Commercial mortgage brokerage fees (1)	85	—	126	—
Residential mortgage banking fees (1)	24	87	54	131
Loss on sales of equity securities (1)	(14)	—	(14)	—
Gain on sale of premises held-for-sale	93	—	93	—
Trust and insurance commissions and annuities income	250	245	463	494
Earnings on bank owned life insurance (1)	45	66	111	129
Bank-owned life insurance death benefit (1)	1,389	—	1,389	—
Other (1)	143	150	284	328
Total noninterest income	$3,094	$1,607	$4,633	$3,151
(1)    Not within the scope of ASC 606
A description of the Company's revenue streams accounted for under ASC 606 follows:
Deposit service charges and fees: The Company earns fees from its deposit customers based on specific types of transactions, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.
Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income for the six months ended June 30, 2018 and 2017 was $755,000 and $703,000, respectively. Interchange income for the three months ended June 30, 2018 and 2017 was $394,000 and $353,000, respectively. Interchange income is included in deposit service charges and fees.
Gain on sale of premises held-for-sale: On April 23, 2018, the Bank sold its office building located at 15W060 North Frontage Road, Burr Ridge, Illinois. The sale was to a unrelated party and title was transfered at closing. As such, the transaction constituted a sale and a net gain was recorded in the second quarter of 2018.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 8 – REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

Gains/losses on sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. OREO sales for the six months ended June 30, 2018 and June 30, 2017 were not financed by the Bank.

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
Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) less than anticipated loan growth due to intense competition for high quality loans and leases, particularly in terms of pricing and credit underwriting, or a dearth of borrowers who meet our underwriting standards; (ii) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (iii) interest rate movements and their impact on the economy, customer behavior and our net interest margin; (iv) adverse economic conditions in general, in the Chicago metropolitan area in particular and in other market areas where we operate that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (v) declines in real estate values that adversely impact the value of our loan collateral, OREO, asset dispositions and the level of borrower equity in their investments; (vi) borrowers that experience legal or financial difficulties that we do not currently foresee; (vii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (viii) changes, disruptions or illiquidity in national or global financial markets; (ix) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (x) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (xii) the impact of new legislation or regulatory changes, on our products, services, operations and operating expenses; (xiii) higher federal deposit insurance premiums; (xiv) higher than expected overhead, infrastructure and compliance costs; (xv) changes in accounting principles, policies or guidelines; and (xvi) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions.
These risks and uncertainties, together with the Risk Factors and other information set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as other filings we make with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.
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
Overview
Total loans increased as stronger originations in commercial leasing and commercial lending offset continued elevated payoffs for multi-family loans, commercial real estate loans and residential loans. Total commercial and industrial loans and leases increased by 7% during the second quarter of 2018, notwithstanding continued volatility in commercial line of credit usage during the quarter. Based on 29% growth in total available commercial line of credit commitments in the first half of 2018, we expect continued growth in commercial and industrial loan originations, with more modest activity in commercial lease and multi-family loan originations in the third quarter of 2018. We also expect continued volatility in commercial line utilization during the third quarter of 2018, with a gradual net improvement in the fourth quarter of 2018.
Based on the current loan portfolio composition and activity, we expect net interest margin to be within a range of 3.40% to 3.60% in the third and fourth quarters of 2018, depending on loan growth and balance composition, and deposit portfolio composition and local market conditions for deposits.
Non-interest income increased in deposit account-related fee income, loan fee income, commercial mortgage banking income and trust income. We also recorded income due to benefits paid under our bank-owned life insurance policy investment. Growth in commercial and industrial lending, together with new product development within commercial leasing, multi-family/commercial real estate and trust operations, may contribute to further growth in non-interest income in future quarters.
Non-interest expense increased due to the payment of $177,000 in special 401(k) contributions to certain qualifying associates related to the Tax Cuts and Jobs Act of 2017. In addition, we recorded an additional incentive of $298,000 during the second quarter of 2018 for loan origination and business plan performance. Nonperforming asset management expenses declined by $150,000, and other non-interest expenses remained well-contained.
Our ratio of nonperforming loans to total loans was 0.13% and our ratio of nonperforming assets to total assets was 0.18% at June 30, 2018. We expect continued reductions of the OREO balance and scheduled pending resolutions may improve certain asset quality ratios.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	June 30, 2018	December 31, 2017	Change
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,567,498	$1,625,558	$(58,060)
Loans, net	1,287,823	1,314,651	(26,828)
Securities, at fair value	112,452	93,383	19,069
Other real estate owned, net	1,187	2,351	(1,164)
Deposits	1,295,853	1,340,051	(44,198)
Borrowings	50,901	60,768	(9,867)
Equity	194,228	197,634	(3,406)

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands)
Selected Operating Data:
Interest income	$15,020	$13,649	$1,371	$29,768	$27,011	$2,757
Interest expense	2,039	1,456	583	3,766	2,732	1,034
Net interest income	12,981	12,193	788	26,002	24,279	1,723
Provision for (recovery of) loan losses	23	49	(26)	(235)	210	(445)
Net interest income after provision for (recovery of) loan losses	12,958	12,144	814	26,237	24,069	2,168
Noninterest income	3,094	1,607	1,487	4,633	3,151	1,482
Noninterest expense	10,215	9,607	608	20,174	20,873	(699)
Income before income tax expense	5,837	4,144	1,693	10,696	6,347	4,349
Income tax expense	1,207	1,572	(365)	2,507	1,894	613
Net income	$4,630	$2,572	$2,058	$8,189	$4,453	$3,736

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	1.18%	0.64%	1.04%	0.56%
Return on equity (ratio of net income to average equity) (1)	9.39	5.08	8.25	4.37
Average equity to average assets	12.60	12.55	12.61	12.71
Net interest rate spread (1) (2)	3.31	3.10	3.33	3.13
Net interest margin (1) (3)	3.49	3.22	3.51	3.24
Efficiency ratio (4)	63.55	69.62	65.85	76.10
Noninterest expense to average total assets (1)	2.61	2.38	2.56	2.60
Average interest-earning assets to average interest-bearing liabilities	133.62	131.33	133.06	131.94
Dividends declared per share	$0.09	$0.07	$0.17	$0.13
Dividend payout ratio	34.20%	49.94%	36.88%	54.79%

	At June 30, 2018	At December 31, 2017
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.18%	0.29%
Nonperforming loans to total loans	0.13	0.18
Allowance for loan losses to nonperforming loans	499.94	350.04
Allowance for loan losses to total loans	0.63	0.63
Capital Ratios:
Equity to total assets at end of period	12.39%	12.16%
Tier 1 leverage ratio (Bank only)	11.26%	11.08%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents) (6)	250	236

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.

(6)	June 30, 2018 full time equivalents employees includes summer interns. These employees typically work from May through August.
Comparison of Financial Condition at June 30, 2018 and December 31, 2017
Total assets decreased $58.1 million, or 3.6%, to $1.567 billion at June 30, 2018, from $1.626 billion at December 31, 2017. The decrease in total assets was primarily due to decreases in cash and cash equivalents, loans receivable and premises held-for-sale. Cash and cash equivalents decreased $35.4 million, or 27.7%, to $92.2 million at June 30, 2018, from $127.6 million at December 31, 2017. Loans decreased $26.8 million, or 2.0%, to $1.288 billion at June 30, 2018, from $1.315 billion at December 31, 2017. Premises held-for-sale decreased $5.7 million due to the sale of the Bank's office building located at 15W060 North Frontage Road, Burr Ridge, Illinois. Partially offsetting these decreases was an increase in securities of $19.1 million, or 20.4%, to $112.5 million at June 30, 2018, from $93.4 million at December 31, 2017.
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together totaled 93.4% of gross loans at June 30, 2018. Commercial loans increased by $11.4 million, or 7.5%, and commercial leases increased $6.5 million, or 2.1%, during the six months ended June 30, 2018. Available commercial line of credit commitments increased by $25.2 million, or 28.6% during the six months ended June 30, 2018. Commercial lease originations included $32.6 million of investment-grade leases to multiple lessees from a single lessor, with an average coupon of 3.85% and an average duration of 26 months. Multi-family mortgage loans decreased $16.5 million, or 2.8%, and nonresidential real estate loans decreased $14.3 million, or 8.4% during the six months ended June 30, 2018. Our primary lending area consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area, and engage in certain types of commercial lending and leasing activities on a nationwide basis. At June 30, 2018, $263.9 million, or 46.1%, of our multi-family mortgage loans were in the Metropolitan Statistical Area for Chicago, Illinois; $68.3 million, or 11.9%, were in the Metropolitan Statistical Area for Dallas, Texas; $51.7 million, or 9.0%, were in the Metropolitan Statistical Area for Denver, Colorado; $38.4 million, or 6.7%, were in the Metropolitan Statistical Area for Tampa, Florida; $26.0 million, or 4.5%, were in the Metropolitan Statistical Area for San Antonio, Texas; and $16.9 million, or 3.0%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota. This information reflects the location of the collateral, and does not necessarily reflect the location of the borrower.
Total liabilities decreased $54.7 million, or 3.8%, to $1.373 billion at June 30, 2018, from $1.428 billion at December 31, 2017, primarily due to decreases in deposits, including planned non-renewals of maturing wholesale certificates of deposits. Total deposits decreased $44.2 million, or 3.3%, to $1.296 billion at June 30, 2018, from $1.340 billion at December 31, 2017. Certificates of deposit decreased $11.6 million, or 3.3%, to $344.3 million at June 30, 2018, from $356.0 million at December 31, 2017, primarily due to a $39.2 million decrease in wholesale certificates of deposit. Money market accounts decreased $18.1 million, or 6.0%, to $281.5 million at June 30, 2018, from $299.6 million at December 31, 2017. Interest-bearing NOW accounts decreased $8.1 million, or 2.8%, to $281.6 million at June 30, 2018, from $289.7 million at December 31, 2017. Noninterest-bearing demand deposits decreased $4.6 million, or 2.0%, to $229.7 million at June 30, 2018, from $234.4 million at December 31, 2017 and savings accounts decreased $1.8 million, or 1.1%, to $158.7 million at June 30, 2018, from $160.5 million at December 31, 2017. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) were 73.4% of total deposits at both June 30, 2018 and December 31, 2017.
Total stockholders’ equity was $194.2 million at June 30, 2018, compared to $197.6 million at December 31, 2017. The decrease in total stockholders’ equity was due to our repurchase of 497,389 shares of our common stock during the six months ended June 30, 2018 at a total cost of $8.5 million and our declaration and payment of cash dividends totaling $3.0 million during the same period. These reductions in total stockholders’ equity were partially offset by net income of $8.2 million that the Company recorded for the six months ended June 30, 2018.
Operating Results for the Three Months Ended June 30, 2018 and 2017
Net Income. Net income was $4.6 million for the three months ended June 30, 2018, compared to net income of $2.6 million for the three months ended June 30, 2017. Earnings per basic and fully diluted share of common stock was $0.26 for the three months ended June 30, 2018, compared to $0.14 for the three months ended June 30, 2017.
Net Interest Income. Net interest income was $13.0 million for the three months ended June 30, 2018, compared to $12.2 million for the three months ended June 30, 2017. The increase in net interest income reflected a $1.4 million, or 10.0%, increase in interest income, which was partially offset by a $583,000, or 40.0%, increase in interest expense.
The increase in interest income was primarily attributable to an increase in the average yield on interest-earning assets. The yield on interest-earning assets increased 44 basis points to 4.04% for the three months ended June 30, 2018, from 3.60% for the three months ended June 30, 2017. The cost of interest-bearing liabilities increased 23 basis points to 0.73% for the three months ended June 30, 2018, from 0.50% for the same period in 2017. Total average interest-earning assets decreased $26.7 million, or 1.8%, to $1.493 billion for the three months ended June 30, 2018, from $1.520 billion for the same period in 2017. The average yield on commercial loans and leases for the second quarter of 2018 increased to 4.50%, from 3.68% for the second quarter of 2017. Our net interest rate spread increased by 21 basis points to 3.31% for the three months ended June 30, 2018, from 3.10% for the same period in 2017. Our net interest margin increased by 27 basis points to 3.49% for the three months ended June 30, 2018, from 3.22% for the same period in 2017.

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

	For the Three Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,291,339	$13,977	4.34%	$1,318,473	$12,956	3.94%
Securities	107,384	546	2.04	109,454	357	1.31
Stock in FHLB and FRB	8,411	111	5.29	8,250	102	4.96
Other	85,690	386	1.81	83,396	234	1.13
Total interest-earning assets	1,492,824	15,020	4.04	1,519,573	13,649	3.60
Noninterest-earning assets	73,172			92,548
Total assets	$1,565,996			$1,612,121
Interest-bearing liabilities:
Savings deposits	$159,334	53	0.13	$161,471	47	0.12
Money market accounts	285,532	435	0.61	305,546	306	0.40
NOW accounts	281,430	189	0.27	274,743	135	0.20
Certificates of deposit	328,932	1,152	1.40	364,121	816	0.90
Total deposits	1,055,228	1,829	0.70	1,105,881	1,304	0.47
Borrowings	61,960	210	1.36	51,179	152	1.19
Total interest-bearing liabilities	1,117,188	2,039	0.73	1,157,060	1,456	0.50
Noninterest-bearing deposits	227,775			230,386
Noninterest-bearing liabilities	23,719			22,315
Total liabilities	1,368,682			1,409,761
Equity	197,314			202,360
Total liabilities and equity	$1,565,996			$1,612,121
Net interest income		$12,981			$12,193
Net interest rate spread (2)			3.31%			3.10%
Net interest-earning assets (3)	$375,636			$362,513
Net interest margin (4)			3.49%			3.22%
Ratio of interest-earning assets to interest-bearing liabilities	133.62%			131.33%

(1)	Annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
We recorded a provision for loan losses of $23,000 for the three months ended June 30, 2018, compared to $49,000 for the same period in 2017. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $162,000, or 1.9%, to $8.2 million at June 30, 2018, from $8.3 million at March 31, 2018. There was no reserve established for loans individually evaluated for impairment for the three months ended June 30, 2018 or for the three months ended June 30, 2017. Net charge-offs were $185,000 for the three months ended June 30, 2018, compared to recoveries of $102,000 for the three months ended June 30, 2017 .
The allowance for loan losses as a percentage of nonperforming loans was 499.94% at June 30, 2018, compared to 426.00% at March 31, 2018.
Noninterest Income

	Three Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)
Deposit service charges and fees	$989	$996	$(7)
Loan fee income	90	63	27
Commercial mortgage brokerage fees	85	—	85
Residential mortgage banking fees	24	87	(63)
Loss on sales of equity securities	(14)	—	(14)
Gain on sale of premises held-for-sale	93	—	93
Trust and insurance commissions and annuities income	250	245	5
Earnings on bank owned life insurance	45	66	(21)
Bank-owned life insurance death benefit	1,389	—	1,389
Other	143	150	(7)
Total noninterest income	$3,094	$1,607	$1,487
Noninterest income increased by $1.5 million to $3.1 million for the three months ended June 30, 2018, from $1.6 million for the three months ended June 30, 2017. Loan fee income increased $27,000, or 42.9% to $90,000 for the three months ended June 30, 2018, compared to $63,000 for the three months ended June 30, 2017. The increase is attributable to credit risk management fees and loan commitment fees. We recorded $85,000 in commercial mortgage brokerage fees for the three months ended June 30, 2018 as compensation for commercial loans that we placed with other institutions. Residential mortgage banking fees decreased $63,000 to $24,000 for the three months ended June 30, 2018. Almost all of the loans the Company currently originates are commercial-related loans, such as multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases. On April 23, 2018, the Bank sold its office building located at 15W060 North Frontage Road, Burr Ridge, Illinois. A net gain of $93,000 was recorded in the second quarter of 2018 in connection with the sale. Trust and insurance commissions and annuities income increased by $5,000, or 2.0%, to $250,000 for the three months ended June 30, 2018. In April 2018, the Bank recorded income from a death benefit on a bank-owned life insurance policy in the amount of $1.4 million as a result of the death of a retired Bank executive. Other income decreased $7,000, or 4.7%, to $143,000 for the three months ended June 30, 2018, compared to $150,000 for the three months ended June 30, 2017.
Noninterest Expense

	Three Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)
Compensation and benefits	$5,790	$5,110	$680
Office occupancy and equipment	1,662	1,599	63
Advertising and public relations	274	259	15
Information technology	708	679	29
Supplies, telephone and postage	396	358	38
Amortization of intangibles	21	122	(101)
Nonperforming asset management	51	27	24
Loss on sale other real estate owned	47	15	32
Valuation adjustments of other real estate owned	1	54	(53)
Operations of other real estate owned	87	176	(89)
FDIC insurance premiums	104	125	(21)
Other	1,074	1,083	(9)
Total noninterest expense	$10,215	$9,607	$608
Noninterest expense increased by $608,000, or 6.3%, to $10.2 million for the three months ended June 30, 2018, from $9.6 million for the same period in 2017. The increase in noninterest expense was due in substantial part to a $680,000 increase in compensation and benefits expense, which included a $177,000 expense for a one-time $1,000 contribution to the 401(k) account of certain active eligible participants with salaries and wages below a specified level, increased compensation expense resulting from an increase in full-time equivalent employees to 250 at June 30, 2018, from 237 at March 31, 2018, and increased accruals for loan origination and business plan performance incentives. Office occupancy and equipment expense increased $63,000, or 3.9%, to $1.7 million for the three months ended June 30, 2018, from $1.6 million for the same period in 2017, primarily due to a $44,000 increase in real estate taxes. Advertising and public relations expense increased $15,000, or 5.8%, to $274,000 for the three months ended June 30, 2018, from $259,000 for the same period in 2017. Our advertising and public relations expense for the three months ended June 30, 2018 included $67,000 of expense for promotional and giveaway items for conferences and branch neighborhood events. Information technology expense increased $29,000, or 4.3%, to $708,000 for the three months ended June 30, 2018, from $679,000 for the same period in 2017. Nonperforming asset management expense increased $24,000, or 88.9%, to $51,000 for the three months ended June 30, 2018, from $27,000 for the same period in 2017, primarily due to an increase in legal expense related to collection activities as well as receiver fees for property management. There were $1,000 of valuation adjustments for OREO for the three months ended June 30, 2018, compared to $54,000 for the same period in 2017. Operations of OREO decreased $89,000, or 50.6%, to $87,000 for the three months ended June 30, 2018, primarily due to decreased real estate taxes and receiver expenses.
Income Taxes
For the three months ended June 30, 2018, we recorded income tax expense of $1.2 million, compared to $1.6 million for the three months ended June 30, 2017. Our combined state and federal effective tax rate for the three months ended June 30, 2018 was 20.7% versus an effective tax rate of 37.9% three months ended June 30, 2017 prior to the effective date of the Tax Cuts and Jobs Act of 2017.

Operating Results for the Six Months Ended June 30, 2018 and 2017
Net Income. We had net income of $8.2 million for the six months ended June 30, 2018, compared to $4.5 million for the six months ended June 30, 2017. Earnings per basic and fully diluted share of common stock was $0.46 for the six months ended June 30, 2018, compared to $0.24 per basic and fully diluted share for the same period in 2017.
Net Interest Income. Net interest income was $26.0 million for the six months ended June 30, 2018, compared to $24.3 million for the same period in 2017. The increase in net interest income reflected a $2.8 million, or 10.2%, increase in interest income, which was partially offset by a $1.0 million, or 37.8%, increase in interest expense.
The increase in net interest income was primarily attributable to an increase in the average yield on interest-earning assets. The yield on interest-earning assets increased 40 basis points, or 11.1%, to 4.01% for the six months ended June 30, 2018, from 3.61% for the six months ended June 30, 2017. The cost of interest-bearing liabilities increased 20 basis points to 0.68% for the six months ended June 30, 2018, from 0.48% for the same period in 2017. Total average interest-earning assets decreased $15.0 million, or 0.99%, to $1.496 billion for the six months ended June 30, 2018, from $1.511 billion for the same period in 2017. The average yield on commercial loans and leases for the six months ended June 30, 2018 increased to 4.50%, from 3.66% for the six months ended June 30, 2017. Our net interest rate spread increased by 20 basis points to 3.33% for the six months ended June 30, 2018, from 3.13% for the same period in 2017. Our net interest margin increased by 27 basis point to 3.51% for the six months ended June 30, 2018, from 3.24% for the same period in 2017.

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

	For the Six Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,292,855	$27,797	4.34%	$1,315,900	$25,716	3.94%
Securities	105,666	1,010	1.93	111,593	706	1.28
Stock in FHLB and FRB	8,351	216	5.22	8,702	200	4.63
Other	89,083	745	1.69	74,713	389	1.05
Total interest-earning assets	1,495,955	29,768	4.01	1,510,908	27,011	3.61
Noninterest-earning assets	77,932			92,841
Total assets	$1,573,887			$1,603,749
Interest-bearing liabilities:
Savings deposits	$159,739	101	0.13	$160,967	90	0.11
Money market accounts	289,993	814	0.57	306,329	579	0.38
NOW accounts	281,716	328	0.23	269,046	256	0.19
Certificates of deposit	331,441	2,111	1.28	358,556	1,559	0.88
Total deposits	1,062,889	3,354	0.64	1,094,898	2,484	0.46
Borrowings	61,352	412	1.35	50,247	248	1.00
Total interest-bearing liabilities	1,124,241	3,766	0.68	1,145,145	2,732	0.48
Noninterest-bearing deposits	227,358			232,763
Noninterest-bearing liabilities	23,802			21,980
Total liabilities	1,375,401			1,399,888
Equity	198,486			203,861
Total liabilities and equity	$1,573,887			$1,603,749
Net interest income		$26,002			$24,279
Net interest rate spread (2)			3.33%			3.13%
Net interest-earning assets (3)	$371,714			$365,763
Net interest margin (4)			3.51%			3.24%
Ratio of interest-earning assets to interest-bearing liabilities	133.06%			131.94%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses
We recorded a recovery of loan losses of $235,000 for the six months ended June 30, 2018, compared to a provision for loan losses of $210,000 for the same period in 2017. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $187,000, or 2.2%, to $8.2 million at June 30, 2018, from $8.4 million at December 31, 2017. There was no reserve established for loans individually evaluated for impairment for the six months ended June 30, 2018 or for the same period in 2017. Net recoveries were $48,000 for the six months ended June 30, 2018, compared to net charge-offs of $215,000 for the same period in 2017.
The allowance for loan losses as a percentage of nonperforming loans was 499.94% at June 30, 2018, compared to 350.04% at December 31, 2017.
Noninterest Income

	Six Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)
Deposit service charges and fees	$1,967	$1,946	$21
Loan fee income	160	123	37
Commercial mortgage brokerage fees	126	—	126
Residential mortgage banking fees	54	131	(77)
Loss on sales of equity securities	(14)	—	(14)
Gain on disposition of premises and equipment, net	93	—	93
Trust and insurance commissions and annuities income	463	494	(31)
Earnings on bank owned life insurance	111	129	(18)
Bank-owned life insurance death benefit	1,389	—	1,389
Other	284	328	(44)
Total noninterest income	$4,633	$3,151	$1,482
Noninterest income increased by $1.5 million, or 47.0%, to $4.6 million for the six months ended June 30, 2018, from $3.2 million for the six months ended June 30, 2017. Deposit service charges and fees increased $21,000, or 1.1%, to $2.0 million for the six months ended June 30, 2018, from $1.9 million for the same period in 2017, primarily due to increased check return and negative balances fees. Loan fee income increased $37,000, or 30.1%, to $160,000 for the six months ended June 30, 2018, from $123,000 for the six months ended June 30, 2017. The increase is primarily due to increased credit risk management fees and loan commitment fees. We recorded $126,000 in commercial mortgage brokerage fees for six months ended June 30, 2018 as compensation for commercial loans that we placed with other institutions. Residential mortgage banking fees decreased $77,000 to $54,000 for the six months ended June 30, 2018. The Company no longer originates one-to-four family residential mortgage loans. Almost all of the loans the Company currently originates are commercial-related loans, such as multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases. On April 23, 2018, the Bank sold its office building located at 15W060 North Frontage Road, Burr Ridge, Illinois. A net gain of $93,000 was recorded in the second quarter of 2018 in connection with the sale. Trust and insurance commissions and annuities income declined by $31,000, or 6.3%, to $463,000 for the six months ended June 30, 2018, due to lower sales of annuity products and property and casualty insurance, related in part to the consolidation of our Wealth Management Department into our Trust Department. In April 2018, the Bank recorded income from a death benefit on a bank-owned life insurance policy in the amount of $1.4 million as a result of the death of a retired Bank executive.

Noninterest Expense

	Six Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)
Compensation and benefits	$11,112	$11,462	$(350)
Office occupancy and equipment	3,393	3,221	172
Advertising and public relations	417	640	(223)
Information technology	1,349	1,432	(83)
Supplies, telephone and postage	729	690	39
Amortization of intangibles	143	251	(108)
Nonperforming asset management	253	131	122
Loss on sale other real estate owned	68	31	37
Valuation adjustments of other real estate owned	26	74	(48)
Operations of other real estate owned	202	353	(151)
FDIC insurance premiums	223	312	(89)
Other	2,259	2,276	(17)
Total noninterest expense	$20,174	$20,873	$(699)
Noninterest expense decreased by $699,000, or 3.3%, to $20.2 million for the six months ended June 30, 2018, from $20.9 million for the same period in 2017. Compensation and benefits expense decreased $350,000, or 3.1%. In the first quarter of 2017, we recorded a one-time, non-cash, non-tax deductible equity compensation expense of $1.1 million related to the termination of the Bank's ESOP and the repayment of the ESOP’s Share Acquisition Loan on March 29, 2017. This decrease in compensation benefits expense were partially offset by a $177,000 expense for a one-time $1,000 contribution to the 401(k) account of certain active eligible participants with salaries and wages below a specified level, increased compensation expense resulting from an increase in full-time equivalent employees to 250 at June 30, 2018 from 236 at December 31, 2017 and increased accruals for loan origination and business plan performance incentives. Office occupancy and equipment expense increased $172,000, or 5.3%, to $3.4 million for the six months ended June 30, 2018, from $3.2 million for the same period in 2017, primarily due to a $131,000 increase in snow removal expense. Advertising and public relations decreased by $223,000, or 34.8%, to $417,000 for the six months ended June 30, 2018, from $640,000 for the same period in 2017. Nonperforming asset management increased $122,000 to $253,000 for the six months ended June 30, 2018, from $131,000 for the same period in 2017, due in substantial part to a $98,000 increase in legal expense resulting primarily from efforts to collect a previously charged-off loan. Operations of OREO decreased $151,000, or 42.8%, to $202,000 for the six months ended June 30, 2018, compared to $353,000 for the same period in 2017. The decrease reflects a $36,000 decrease in legal expenses and $81,000 decrease in insurance and real estate tax expense.
Income Taxes
For the six months ended June 30, 2018, we recorded $2.5 million of income tax expense, compared to $1.9 million for the six months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2018 was 23.4%, compared to 29.8% for the same period in 2017 prior to the effective date of the Tax Cuts and Jobs Act of 2017.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At June 30, 2018, we had no loans in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of June 30, 2018, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	June 30, 2018	March 31, 2018	December 31, 2017	Quarter Change	Six Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$1,538	$1,589	$2,027	$(51)	$(489)
Multi-family mortgage	92	369	363	(277)	(271)
Consumer	6	—	—	6	6
	1,636	1,958	2,390	(322)	(754)
Other real estate owned:
One-to-four family residential	833	935	827	(102)	6
Multi-family mortgage	276	—	—	276	276
Nonresidential real estate	74	863	1,520	(789)	(1,446)
Land	4	4	4	—	—
	1,187	1,802	2,351	(615)	(1,164)
Total nonperforming assets	$2,823	$3,760	$4,741	$(937)	$(1,918)
Ratios:
Nonperforming loans to total loans	0.13%	0.15%	0.18%
Nonperforming assets to total assets	0.18	0.24	0.29
Nonperforming Assets
Nonperforming assets decreased $1.9 million to $2.8 million at June 30, 2018 from $4.7 million at December 31, 2017. One residential loan and one multi-family loan with a combined book balance of $838,000 were transferred from nonaccrual loans to OREO during the six months ended June 30, 2018. We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional sources of funds. We had $50.0 million of FHLB advances at June 30, 2018 and $60.0 million at December 31, 2017.
BankFinancial Corporation is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its shareholders and to repurchase shares of its common stock, and for other corporate purposes. Its primary source of liquidly is dividend payments it receives from the Bank. The Bank's ability to pay dividends to the Company is subject to regulatory limitations. At June 30, 2018, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $10.2 million.
As of June 30, 2018, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of June 30, 2018, we had no other material commitments for capital expenditures.

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
As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the Federal Reserve Board is required to amend its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018.
In addition, as a result of the legislation, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement.The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. A financial institution can elect to be subject to this new definition.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2018 and March 31, 2018, the OCC categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well–capitalized status.
The minimum capital ratios set forth in the Regulatory Capital Plans will be increased or decreased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the Capital Conservation Buffer ("CCB"). The minimum CCB at June 30, 2018 is 1.875% and will increase 0.625% through 2019 to 2.5%. In addition, the Company intends to continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose. As of June 30, 2018, the Bank and the Company were well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2018
Total capital (to risk-weighted assets):
Consolidated	$194,015	16.73%	$92,795	8.00%	N/A	N/A
BankFinancial, NA	183,528	15.83	92,773	8.00	$115,966	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	185,836	16.02	69,597	6.00	N/A	N/A
BankFinancial, NA	175,349	15.12	69,580	6.00	92,773	8.00
Common Tier 1 (CET1)
Consolidated	185,836	16.02	52,197	4.50	N/A	N/A
BankFinancial, NA	175,349	15.12	52,185	4.50	75,378	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	185,836	11.93	62,315	4.00	N/A	N/A
BankFinancial, NA	175,349	11.26	62,309	4.00	77,887	5.00

December 31, 2017
Total capital (to risk-weighted assets):
Consolidated	$195,371	17.06%	$91,590	8.00%	N/A	N/A
BankFinancial, NA	188,582	16.48	91,572	8.00	$114,466	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	187,005	16.33	68,692	6.00	N/A	N/A
BankFinancial, NA	180,216	15.74	68,679	6.00	91,572	8.00
Common Tier 1 (CET1)
Consolidated	187,005	16.33	51,519	4.50	N/A	N/A
BankFinancial, NA	180,216	15.74	51,509	4.50	74,403	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	187,005	11.49	65,085	4.00	N/A	N/A
BankFinancial, NA	180,216	11.08	65,045	4.00	81,307	5.00
Capital Management - Company. Total stockholders’ equity was $194.2 million at June 30, 2018, compared to $197.6 million at December 31, 2017. The decrease in total stockholders’ equity was due to our repurchase of 497,389 shares of our common stock during the six months ended 2018 at a total cost of $8.5 million and our declaration and payment of cash dividends totaling $3.0 million during the same period. This decrease in total stockholders’ equity was partially offset by net income of $8.2 million that the Company recorded for the six months ended June 30, 2018.
Quarterly Cash Dividends. The Company declared cash dividends of $0.17 and $0.13 per share for the six months ended June 30, 2018 and June 30, 2017, respectively.
Stock Repurchase Program. During the quarter ended June 30, 2018, the Company repurchased 415,889 shares of its common stock. On March 28, 2018, the Board extended the expiration date of the Company's share repurchase authorization from June 30, 2018 to April 30, 2019, and increased the total number of shares authorized for repurchase by 500,000 shares. As of June 30, 2018, the Company had repurchased 3,085,168 shares of its common stock out of the 3,330,755 shares of common stock authorized under the share repurchase authorizations. Pursuant to the share repurchase authorization, there are 245,587 shares of common stock authorized for repurchase through April 30, 2019.

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

Quantitative Analysis. The following table sets forth, as of June 30, 2018, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(36,437)	(13.85)%	$505	0.95%
+300	(23,285)	(8.85)	473	0.89
+200	(12,712)	(4.83)	395	0.74
+100	(4,734)	(1.80)	293	0.55
0
-100	(2,090)	(0.79)	384	0.72
The table set forth above indicates that at June 30, 2018, in the event of an immediate 100 basis point decrease in interest rates, the Bank would be expected to experience a 0.79% decrease in NPV and a $384,000 increase in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 4.83% decrease in NPV and a $395,000 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended June 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the second quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
April 1, 2018 through April 30, 2018	140,169	$16.91	140,169	521,307
May 1, 2018 through May 31, 2018	254,720	17.29	254,720	266,587
June 1, 2018 through June 30, 2018	21,000	18.03	21,000	245,587
	415,889		415,889

(1)
On March 28, 2018, the Board extended the expiration date of the Company's share repurchase authorization from June 30, 2018 to April 30, 2019, and increased the total number of shares authorized for repurchase by 500,000 shares. As of June 30, 2018, the Company had repurchased 3,085,168 shares of its common stock out of the 3,330,755 shares of common stock authorized under the share repurchase authorizations. Pursuant to the share repurchase authorization, there are 245,587 shares of common stock authorized for repurchase through April 30, 2019.

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
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statement of conditions, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	July 30, 2018	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer