Form 10-Q
period 2018-09-30
BankFinancial CORP
filed 2018-10-26
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. At October 24, 2018, there were 16,996,173 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
September 30, 2018

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	September 30, 2018	December 31, 2017
Assets
Cash and due from other financial institutions	$12,473	$13,572
Interest-bearing deposits in other financial institutions	74,461	114,020
Cash and cash equivalents	86,934	127,592
Securities, at fair value	103,921	93,383
Loans receivable, net of allowance for loan losses: September 30, 2018, $8,103 and December 31, 2017, $8,366	1,267,787	1,314,651
Other real estate owned, net	985	2,351
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	8,026	8,290
Premises held-for-sale	—	5,667
Premises and equipment, net	24,473	24,856
Accrued interest receivable	4,974	4,619
Core deposit intangible	123	286
Bank owned life insurance	18,781	22,859
Deferred taxes	8,911	12,563
Other assets	7,569	8,441
Total assets	$1,532,484	$1,625,558

Liabilities
Deposits
Noninterest-bearing	$225,446	$234,354
Interest-bearing	1,070,324	1,105,697
Total deposits	1,295,770	1,340,051
Borrowings	21,232	60,768
Advance payments by borrowers for taxes and insurance	11,015	11,645
Accrued interest payable and other liabilities	12,384	15,460
Total liabilities	1,340,401	1,427,924

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 17,206,303 shares issued at September 30, 2018 and 17,958,723 issued at December 31, 2017	172	179
Additional paid-in capital	141,230	153,811
Retained earnings	50,437	43,274
Accumulated other comprehensive income	244	370
Total stockholders’ equity	192,083	197,634
Total liabilities and stockholders’ equity	$1,532,484	$1,625,558

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and dividend income
Loans, including fees	$14,248	$13,345	$42,045	$39,061
Securities	627	389	1,637	1,095
Other	498	387	1,459	976
Total interest income	15,373	14,121	45,141	41,132
Interest expense
Deposits	2,278	1,419	5,632	3,903
Borrowings	130	196	542	444
Total interest expense	2,408	1,615	6,174	4,347
Net interest income	12,965	12,506	38,967	36,785
Recovery of loan losses	(23)	(225)	(258)	(15)
Net interest income after recovery of loan losses	12,988	12,731	39,225	36,800
Noninterest income
Deposit service charges and fees	1,003	1,018	2,970	2,964
Loan fee income	71	89	231	212
Commercial mortgage brokerage fees	12	—	138	—
Residential mortgage banking fees	34	41	88	172
Loss on sales of equity securities	—	—	(14)	—
Gain on sale of premises held-for-sale	—	—	93	—
Trust and insurance commissions and annuities income	207	210	670	704
Earnings on bank-owned life insurance	35	67	146	196
Bank-owned life insurance death benefit	—	—	1,389	—
Other	208	198	492	526
Total noninterest income	1,570	1,623	6,203	4,774
Noninterest expense
Compensation and benefits	5,120	5,330	16,232	16,792
Office occupancy and equipment	1,629	1,693	5,022	4,914
Advertising and public relations	194	167	611	807
Information technology	717	638	2,066	2,070
Supplies, telephone, and postage	341	337	1,070	1,027
Amortization of intangibles	20	123	163	374
Nonperforming asset management	60	84	313	215
Operations of other real estate owned	59	403	355	861
FDIC insurance premiums	115	150	338	462
Other	1,170	1,275	3,429	3,551
Total noninterest expense	9,425	10,200	29,599	31,073
Income before income taxes	5,133	4,154	15,829	10,501
Income tax expense	1,396	594	3,903	2,488
Net income	$3,737	$3,560	$11,926	$8,013
Basic earnings per common share	$0.22	$0.20	$0.68	$0.44
Diluted earnings per common share	$0.22	$0.20	$0.68	$0.44
Weighted average common shares outstanding	17,365,679	18,139,659	17,641,308	18,368,742
Diluted weighted average common shares outstanding	17,365,679	18,140,109	17,641,308	18,369,170

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$3,737	$3,560	$11,926	$8,013
Unrealized holding gain (loss) arising during the period	(49)	16	(173)	(67)
Tax effect	13	(9)	47	22
Net of tax	(36)	7	(126)	(45)
Comprehensive income	$3,701	$3,567	$11,800	$7,968

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2017	$192	$173,047	$39,483	$(8,318)	$376	$204,780
Net income	—	—	8,013	—	—	8,013
Other comprehensive loss, net of tax	—	—	—	—	(45)	(45)
Net exercise of stock options (198,026 shares)	2	(1,239)	—	—	—	(1,237)
Prepayment of ESOP Share Acquisition Loan	(8)	(7,185)		8,318	—	1,125
Repurchase and retirement of common stock (614,673 shares)	(6)	(9,142)	—	—	—	(9,148)
Cash dividends declared on common stock ($0.20 per share)	—	—	(3,710)	—	—	(3,710)
Balance at September 30, 2017	$180	$155,481	$43,786	$—	$331	$199,778

Balance at January 1, 2018	$179	$153,811	$43,274	$—	$370	$197,634
Net income	—	—	11,926	—	—	11,926
Other comprehensive loss, net of tax	—	—	—	—	(126)	(126)
Nonvested stock awards-stock-based compensation expense	—	6	—	—	—	6
Repurchase and retirement of common stock (752,174 shares)	(7)	(12,587)	—	—	—	(12,594)
Cash dividends declared on common stock ($0.27 per share)	—	—	(4,763)	—	—	(4,763)
Balance at September 30, 2018	$172	$141,230	$50,437	$—	$244	$192,083

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$11,926	$8,013
Adjustments to reconcile to net income to net cash from operating activities
Recovery of loan losses	(258)	(15)
Prepayment of ESOP Share Acquisition Loan	—	1,125
Stock–based compensation expense	6	—
Depreciation and amortization	2,513	2,846
Amortization of premiums and discounts on securities and loans	9	(72)
Amortization of core deposit intangible	163	374
Amortization of servicing assets	79	86
Net change in net deferred loan origination costs	53	343
Loss on sale of other real estate owned	56	100
Net gain on sale of loans	—	(70)
Loss on sale of equity securities	14	—
Gain on sale of premises held-for-sale	(93)	—
Loans originated for sale	—	(1,291)
Proceeds from sale of loans	—	1,361
Other real estate owned valuation adjustments	27	301
Net change in:
Accrued interest receivable	(355)	(188)
Earnings on bank owned life insurance	(146)	(196)
Other assets	3,540	4,027
Accrued interest payable and other liabilities	(3,076)	(1,966)
Net cash from operating activities	14,458	14,778
Cash flows from investing activities
Securities
Proceeds from maturities	76,164	49,695
Proceeds from principal repayments	2,970	2,461
Proceeds from sale of equity securities	487	—
Purchases of securities	(90,355)	(43,808)
Loans receivable
Loan participations sold	—	3,615
Principal payments on loans receivable	729,474	459,706
Purchase of loans	—	(23,451)
Originated for investment	(683,685)	(465,562)
Purchase of FHLB and FRB stock	(21)	(154)
Redemption of FHLB and FRB stock	285	3,514
Bank-owned life insurance death benefit	4,224	—
Proceeds from sale of premises held-for-sale	5,485	—
Proceeds from sale of other real estate owned	2,172	1,966
Purchase of premises and equipment, net	(512)	(906)
Net cash from (used in) investing activities	46,688	(12,924)

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities
Net change in deposits	$(44,281)	$31,699
Net change in borrowings	(39,536)	9,859
Net change in advance payments by borrowers for taxes and insurance	(630)	(358)
Repurchase and retirement of common stock	(12,594)	(9,148)
Cash dividends paid on common stock	(4,763)	(3,710)
Shares retired for tax liability	—	(1,219)
Net cash from (used in) financing activities	(101,804)	27,123
Net change in cash and cash equivalents	(40,658)	28,977
Beginning cash and cash equivalents	127,592	96,684
Ending cash and cash equivalents	$86,934	$125,661

Supplemental disclosures of cash flow information:
Interest paid	$5,960	$4,269
Income taxes paid	250	198
Loans transferred to other real estate owned	1,241	2,041

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, NA (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018 or for any other period.
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
In January 2016, the FASB issued an update (ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities). The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for non-public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is to be required to be disclosed for financial instruments measured at amortized

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance became effective for public business entities for fiscal years beginning after December 15, 2017. The new pronouncement does not have a significant impact on our Statement of Operations, as we had one equity security that was valued at $499,000 at December 31, 2017 and none at September 30, 2018.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements. Our initial review indicates that we have maintained sufficient historical loan data to support the requirements of this pronouncement. In addition, we have begun tracking the average life of the various segments of our loan portfolio. We are currently evaluating various loss methodologies to determine their correlation to our various loan categories' historical performance. In August 2018, we contracted with a third-party vendor to provide a model and assist with assessing processes, portfolio segmentation, and model development.
In March 2017, the FASB issued ASU No. 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). This guidance shortens the amortization period for premiums on certain callable debt securities to the earliest call date (with an explicit, noncontingent call feature that is callable at a fixed price and on a preset dates), rather than contractual maturity date as currently required under GAAP. The ASU does not impact instruments without preset call dates such as mortgage-backed securities.  For instruments with contingent call features, once the contingency is resolved and the security is callable at a fixed price and preset date, the security is within the scope of the ASU.  ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted.  Effective January 2017, we early adopted the pronouncement. Adoption of the new pronouncement was immaterial to the consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income available to common stockholders	$3,737	$3,560	$11,926	$8,013
Average common shares outstanding	17,365,679	18,140,599	17,641,743	18,567,796
Less:
Unearned ESOP shares	—	—	—	(198,114)
Unvested restricted stock shares	—	(940)	(435)	(940)
Weighted average common shares outstanding	17,365,679	18,139,659	17,641,308	18,368,742
Add - Net effect of dilutive unvested restricted stock	—	450	—	428
Diluted weighted average common shares outstanding	17,365,679	18,140,109	17,641,308	18,369,170
Basic earnings per common share	$0.22	$0.20	$0.68	$0.44
Diluted earnings per common share	$0.22	$0.20	$0.68	$0.44

NOTE 3 - SECURITIES
The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Certificates of deposit	$89,175	$—	$—	$89,175
Mortgage-backed securities - residential	10,593	393	(61)	10,925
Collateralized mortgage obligations - residential	3,819	13	(11)	3,821
	$103,587	$406	$(72)	$103,921
December 31, 2017
Certificates of deposit	$75,916	$—	$—	$75,916
Equity mutual fund	500	—	(1)	499
Mortgage-backed securities - residential	11,969	520	(17)	12,472
Collateralized mortgage obligations - residential	4,481	16	(11)	4,486
SBA-guaranteed loan participation certificates	10	—	—	10
	$92,876	$536	$(29)	$93,383

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

The mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support. All securities reflected in the preceding table were classified as available-for-sale at September 30, 2018 and December 31, 2017.
The amortized cost and fair values of securities by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018
	Amortized Cost	Fair Value
Due in one year or less	$89,175	$89,175
Mortgage-backed securities - residential	10,593	10,925
Collateralized mortgage obligations - residential	3,819	3,821
	$103,587	$103,921

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds	$—	$—	$487	$—
Gross gains	—	—	—	—
Gross losses	—	—	(14)	—
Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2018
Mortgage-backed securities - residential	$924	$(6)	$1,004	$(55)	$1,928	$(61)
Collateralized mortgage obligations - residential	—	—	1,796	(11)	1,796	(11)
	$924	$(6)	$2,800	$(66)	$3,724	$(72)

December 31, 2017
Equity mutual fund	$499	$(1)	$—	$—	$499	$(1)
Mortgage-backed securities - residential	—	—	1,149	(17)	1,149	(17)
Collateralized mortgage obligations - residential	—	—	2,083	(11)	2,083	(11)
	$499	$(1)	$3,232	$(28)	$3,731	$(29)
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Certain mortgage-backed securities and collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at September 30, 2018, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.
NOTE 4 - LOAN RECEIVABLE
Loans receivable are as follows:

	September 30, 2018	December 31, 2017
One-to-four family residential real estate	$77,591	$97,814
Multi-family mortgage	581,880	588,383
Nonresidential real estate	148,010	169,971
Construction and land	1,130	1,358
Commercial loans	167,547	152,552
Commercial leases	297,103	310,076
Consumer	1,416	1,597
	1,274,677	1,321,751
Net deferred loan origination costs	1,213	1,266
Allowance for loan losses	(8,103)	(8,366)
Loans, net	$1,267,787	$1,314,651
The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
September 30, 2018
One-to-four family residential real estate	$—	$762	$762	$2,724	$74,867	$77,591
Multi-family mortgage	—	3,722	3,722	661	581,219	581,880
Nonresidential real estate	—	1,410	1,410	—	148,010	148,010
Construction and land	—	27	27	—	1,130	1,130
Commercial loans	—	1,482	1,482	—	167,547	167,547
Commercial leases	—	684	684	—	297,103	297,103
Consumer	—	16	16	—	1,416	1,416
	$—	$8,103	$8,103	$3,385	$1,271,292	1,274,677
Net deferred loan origination costs						1,213
Allowance for loan losses						(8,103)
Loans, net						$1,267,787

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2017
One-to-four family residential real estate	$—	$850	$850	$4,265	$93,549	$97,814
Multi-family mortgage	—	3,849	3,849	949	587,434	588,383
Nonresidential real estate	—	1,605	1,605	—	169,971	169,971
Construction and land	—	32	32	—	1,358	1,358
Commercial loans	—	1,357	1,357	—	152,552	152,552
Commercial leases	—	655	655	—	310,076	310,076
Consumer	—	18	18	—	1,597	1,597
	$—	$8,366	$8,366	$5,214	$1,316,537	1,321,751
Net deferred loan origination costs						1,266
Allowance for loan losses						(8,366)
Loans, net						$1,314,651
Activity in the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$8,179	$8,122	$8,366	$8,127
Loans charged off:
One-to-four family residential real estate	(84)	(89)	(214)	(282)
Multi-family mortgage	—	(7)	(35)	(10)
Nonresidential real estate	—	—	—	(165)
Commercial loans	—	—	(140)	—
Consumer	(6)	(7)	(7)	(7)
	(90)	(103)	(396)	(464)
Recoveries:
One-to-four family residential real estate	25	15	130	100
Multi-family mortgage	8	11	26	62
Nonresidential real estate	—	10	—	10
Construction and land	2	—	2	—
Commercial loans	2	542	227	552
Commercial leases	—	2	5	2
Consumer	—	—	1	—
	37	580	391	726
Net recoveries (charge-offs)	(53)	477	(5)	262
Recovery of loan losses	(23)	(225)	(258)	(15)
Ending balance	$8,103	$8,374	$8,103	$8,374

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
Less unamortized discount
Less previous charge-offs
Plus recorded accrued interest
Less reserve for uncollected interest
= Recorded investment
The following tables present loans individually evaluated for impairment by class of loans:

					Three months ended September 30, 2018		Nine months ended September 30, 2018
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2018
With no related allowance recorded:
One-to-four family residential real estate	$3,322	$2,677	$656	$—	$3,154	$13	$3,584	$35
One-to-four family residential real estate - non-owner occupied	86	46	43	—	46	—	110	—
Multi-family mortgage - Illinois	661	665	—	—	666	10	836	30
	$4,069	$3,388	$699	$—	$3,866	$23	$4,530	$65

					Year ended December 31, 2017
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2017
With no related allowance recorded:
One-to-four family residential real estate	$5,049	$4,248	$806	$—	$4,212	$197
Multi-family mortgage - Illinois	958	948	—	—	847	41
	$6,007	$5,196	$806	$—	$5,059	$238

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual Loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
September 30, 2018
One-to-four family residential real estate	$1,646	$1,313	$—
One-to-four family residential real estate – non-owner occupied	95	56	—
Multi-family mortgage - Illinois	102	102	—
	$1,843	$1,471	$—
December 31, 2017
One-to-four family residential real estate	$3,413	$1,918	$—
One-to-four family residential real estate – non-owner occupied	308	109	—
Multi-family mortgage - Illinois	376	363	—
	$4,097	$2,390	$—
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $36,000 and $103,000 at September 30, 2018 and December 31, 2017, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at September 30, 2018 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$392	$—	$1,329	$1,721	$59,925	$61,646
One-to-four family residential real estate loans – non-owner occupied	34	8	48	90	15,817	15,907
Multi-family mortgage - Illinois	—	—	102	102	275,714	275,816
Multi-family mortgage - Other	—	—	—	—	299,469	299,469
Nonresidential real estate	607	—	—	607	146,394	147,001
Construction	—	—	—	—	932	932
Land	—	—	—	—	198	198
Commercial loans:
Regional commercial banking	—	—	—	—	50,105	50,105
Health care	—	—	—	—	69,248	69,248
Direct commercial lessor	—	—	—	—	48,942	48,942
Commercial leases:
Investment rated commercial leases	787	—	—	787	181,402	182,189
Other commercial leases	—	—	—	—	116,651	116,651
Consumer	12	5	—	17	1,410	1,427
	$1,832	$13	$1,479	$3,324	$1,266,207	$1,269,531

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
Troubled Debt Restructurings
The Company evaluates loan extensions or modifications in accordance with FASB ASC 310–40 with respect to the classification of the loan as a Troubled Debt Restructuring ("TDR"). In general, if the Company grants a loan extension or modification to a borrower experiencing financial difficulties for other than an insignificant period of time that includes a below–market interest rate, principal forgiveness, payment forbearance or other concession intended to minimize the economic loss to the Company, the loan extension or loan modification is classified as a TDR. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal then due and payable, management measures any impairment on the restructured loan in the same manner as for impaired loans as noted above.
The Company had $17,000 of TDRs at September 30, 2018 and December 31, 2017. No specific valuation reserves were allocated to those loans at September 30, 2018 and December 31, 2017. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date.
The following table presents loans classified as TDRs:

	September 30, 2018	December 31, 2017
One-to-four family residential real estate - nonaccrual	$17	$17
During the three and nine months ended September 30, 2018 and 2017, there were no loans modified and classified as TDRs.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following table presents TDRs for which there was a payment default within twelve months following the modification.

	2018		2017
	Number of loans	Recorded investment	Number of loans	Recorded investment
One-to-four family residential real estate	—	$—	1	$17
A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.
There were no payment defaults on TDRs within twelve months following the modification during the three and nine months ended September 30, 2018.
There were no loan modifications during the three and nine months ended September 30, 2018. There were certain loan modifications during the three and nine months ended September 30, 2017 that did not meet the definition of a TDR. These loans had a total recorded investment of $149,000 at September 30, 2017. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of September 30, 2018, based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$59,714	$310	$372	$1,314	$61,710
One-to-four family residential real estate loans – non-owner occupied	15,755	33	37	56	15,881
Multi-family mortgage loans - Illinois	276,398	—	310	102	276,810
Multi-family mortgage loans - Other	305,070	—	—	—	305,070
Nonresidential real estate loans	147,911	—	99	—	148,010
Construction loans	929	—	—	—	929
Land loans	201	—	—	—	201
Commercial loans:
Regional commercial banking	45,170	4,815	—	—	49,985
Health care	64,374	—	4,699	—	69,073
Direct commercial lessor	48,489	—	—	—	48,489
Commercial leases:
Investment rated commercial leases	180,383	748	—	—	181,131
Other commercial leases	115,972	—	—	—	115,972
Consumer	1,401	5	10	—	1,416
	$1,261,767	$5,911	$5,527	$1,472	$1,274,677

As of December 31, 2017, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$74,437	$—	$255	$1,914	$76,606
One-to-four family residential real estate loans – non-owner occupied	21,059	—	40	109	21,208
Multi-family mortgage loans - Illinois	290,765	—	225	368	291,358
Multi-family mortgage loans - Other	297,025	—	—	—	297,025
Nonresidential real estate loans	169,817	—	154	—	169,971
Construction loans	1,099	—	—	—	1,099
Land loans	259	—	—	—	259
Commercial loans:
Regional commercial banking	36,373	4,528	—	—	40,901
Health care	69,480	—	2,248	—	71,728
Direct commercial lessor	39,923	—	—	—	39,923
Commercial leases:
Investment rated commercial leases	207,460	—	—	—	207,460
Other commercial leases	102,616	—	—	—	102,616
Consumer	1,597	—	—	—	1,597
	$1,311,910	$4,528	$2,922	$2,391	$1,321,751

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

	September 30, 2018			December 31, 2017
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$634	$—	$634	$836	$(9)	$827
Multi-family mortgage	276	—	276	—	—	—
Nonresidential real estate	74	—	74	1,772	(252)	1,520
Land	24	(23)	1	48	(44)	4
	$1,008	$(23)	$985	$2,656	$(305)	$2,351
The following represents the roll forward of OREO and the composition of OREO properties:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$1,187	$4,896	$2,351	$3,895
New foreclosed properties	403	105	1,241	2,041
Valuation adjustments	(1)	(227)	(27)	(301)
Sales and payments	(604)	(1,205)	(2,580)	(2,066)
Ending balance	$985	$3,569	$985	$3,569
Activity in the valuation allowance is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$44	$308	$305	$449
Additions charged to expense	1	227	27	301
Reductions from sales of OREO	(22)	(63)	(309)	(278)
Ending balance	$23	$472	$23	$472
At September 30, 2018, the balance of OREO included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At December 31, 2017 the balance of OREO included $352,000 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At September 30, 2018 and December 31, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $603,000 and $1.5 million, respectively.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, included with borrowings on the consolidated balance sheet, are shown below.

	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
September 30, 2018
Repurchase agreements and repurchase-to-maturity transactions	$1,232	$—	$—	$—	$1,232
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$1,232

December 31, 2017
Repurchase agreements and repurchase-to-maturity transactions	$768	$—	$—	$—	$768
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$768
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $2.7 million and $3.7 million at September 30, 2018 and December 31, 2017, respectively. Also included in total borrowings were advances from the FHLB of $20.0 million at September 30, 2018 and $60.0 million at December 31, 2017.
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2018
Securities:
Certificates of deposit	$—	$89,175	$—	$89,175
Mortgage-backed securities – residential	—	10,925	—	10,925
Collateralized mortgage obligations – residential	—	3,821	—	3,821
	$—	$103,921	$—	$103,921
December 31, 2017
Securities:
Certificates of deposit	$—	$75,916	$—	$75,916
Equity mutual fund	499	—	—	499
Mortgage-backed securities - residential	—	12,472	—	12,472
Collateralized mortgage obligations – residential	—	4,486	—	4,486
SBA-guaranteed loan participation certificates	—	10	—	10
	$499	$92,884	$—	$93,383

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2018
Other real estate owned:
Land	$—	$—	$1	$1

December 31, 2017
Other real estate owned:
One-to-four family residential real estate	$—	$—	$102	$102
Nonresidential real estate	—	—	814	814
	$—	$—	$916	$916
At September 30, 2018 and December 31, 2017 there were no impaired loans that were measured for impairment using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances.
OREO, which is carried at the lower of cost or fair value less costs to sell, and had a carrying value of $24,000 less a valuation allowance of $23,000, or $1,000 at September 30, 2018, compared to a carrying value of $1.2 million less a valuation allowance of $261,000, or $916,000, at December 31, 2017. There were $27,000 and $301,000 of valuation adjustments of OREO recorded for the nine months ended September 30, 2018 and 2017, respectively.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
September 30, 2018
Other real estate owned:
Land	1	Sales comparison	Discount applied to valuation	12.3%
	$1

December 31, 2017
Other real estate owned
One-to-four family residential real estate	$102	Sales comparison	Discount applied to valuation	5.6%
Nonresidential real estate	814	Sales comparison	Comparison between sales and income approaches	-3.66% to 15.22% (11.0%)
	$916

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at September 30, 2018 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$86,934	$12,473	$74,461	$—	$86,934
Securities	103,921	—	103,921	—	103,921
Loans receivable, net of allowance for loan losses	1,267,787	—	—	1,265,906	1,265,906
FHLB and FRB stock	8,026	—	—	—	N/A
Accrued interest receivable	4,974	—	4,974	—	4,974
Financial liabilities
Noninterest-bearing demand deposits	$225,446	$—	$225,446	$—	$225,446
NOW and money market accounts	549,631	—	549,631	—	549,631
Savings deposits	155,232	—	155,232	—	155,232
Certificates of deposit	365,461	—	362,670	—	362,670
Borrowings	21,232	—	21,214	—	21,214
Accrued interest payable	361	—	361	—	361

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$127,592	$13,572	$114,020	$—	$127,592
Securities	93,383	499	92,884	—	93,383
Loans receivable, net of allowance for loan losses	1,314,651	—	1,323,139	—	1,323,139
FHLB and FRB stock	8,290	—	—	—	N/A
Accrued interest receivable	4,619	—	4,619	—	4,619
Financial liabilities
Noninterest-bearing demand deposits	$234,354	$—	$234,354	$—	$234,354
NOW and money market accounts	589,238	—	589,238	—	589,238
Savings deposits	160,501	—	160,501	—	160,501
Certificates of deposit	355,958	—	353,969	—	353,969
Borrowings	60,768	—	60,627	—	60,627
Accrued interest payable	147	—	147	—	147
For purposes of the above, the following assumptions were used:
Cash and Cash Equivalents: The estimated fair values for cash and cash equivalents are based on their carrying value due to the short-term nature of these assets.
Loans: At September 30, 2018, the exit price observations are obtained from an independent third-party using its proprietary valuation model and methodology and may not reflect actual or prospective market valuations. The valuation is based on the probability of default, loss given default, recovery delay, prepayment, and discount rate assumptions. The new methodology is a result of the adoption of ASU 2016-01.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Deposit service charges and fees	$1,003	$1,018	$2,970	$2,964
Loan fee income (1)	71	89	231	212
Commercial mortgage brokerage fees (1)	12	—	138	—
Residential mortgage banking fees (1)	34	41	88	172
Loss on sales of equity securities (1)	—	—	(14)	—
Gain on sale of premises held-for-sale	—	—	93	—
Trust and insurance commissions and annuities income	207	210	670	704
Earnings on bank owned life insurance (1)	35	67	146	196
Bank-owned life insurance death benefit (1)	—	—	1,389	—
Other (1)	208	198	492	526
Total noninterest income	$1,570	$1,623	$6,203	$4,774
(1)    Not within the scope of ASC 606

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
Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income for the nine months ended September 30, 2018 and 2017 was $1.1 million and $1.1 million, respectively. Interchange income for the three months ended September 30, 2018 and 2017 was $382,000 and $361,000, respectively. Interchange income is included in deposit service charges and fees.
Gain on sale of premises held-for-sale: On April 23, 2018, the Bank sold its office building located at 15W060 North Frontage Road, Burr Ridge, Illinois. The sale was to an unrelated party and title was transferred at closing. As such, the transaction constituted a sale and a net gain was recorded in the second quarter of 2018.
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
Gains/losses on sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. OREO sales for the nine months ended September 30, 2018 and September 30, 2017 were not financed by the Bank.

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
Factors that could cause actual results to differ materially from the anticipated or projected results and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) less than anticipated loan growth due to intense competition for high quality loans and leases, particularly in terms of pricing and credit underwriting, or a dearth of borrowers who meet our underwriting standards; (ii) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (iii) interest rate movements and their impact on the economy, customer behavior and our net interest margin; (iv) adverse economic conditions in general, in the Chicago metropolitan area in particular and in other market areas where we operate that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (v) declines in real estate values that adversely impact the value of our loan collateral, OREO, asset dispositions and the level of borrower equity in their investments; (vi) borrowers that experience legal or financial difficulties that we do not currently foresee; (vii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (viii) changes, disruptions or illiquidity in national or global financial markets; (ix) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (x) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (xii) the impact of new legislation or regulatory changes, on our products, services, operations and operating expenses; (xiii) higher federal deposit insurance premiums; (xiv) higher than expected overhead, infrastructure and compliance costs; (xv) changes in accounting or tax principles, policies or guidelines; and (xvi) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions.
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
Overview
Total loans declined as strong originations in commercial lending and multifamily mortgage loans were offset by continued elevated payoffs for multifamily mortgage loans, commercial real estate loans and residential loans. Commercial and industrial loans increased by $3.6 million (2.2%) and multifamily mortgage loans increased by $10.0 million (1.7%) compared to June 30, 2018. Commercial leases decreased by $19.5 million (6.1%), primarily due to the scheduled amortization of lower-yielding investment-grade leases in excess of investment-grade lease originations. Residential and commercial real estate loan balances declined due to portfolio amortization and prepayments.
The Company’s asset quality remained favorable. The ratio of nonperforming loans to total loans was 0.12% and the ratio of non-performing assets to total assets was 0.16% at September 30, 2018. Non-performing commercial-related loans represented 0.01% of total commercial-related loans. We expect continued reductions of the OREO balance and scheduled pending resolutions may improve certain asset quality ratios.
Retail and commercial core transaction deposit accounts were stable with some seasonal fluctuations. Retail certificate of deposit accounts increased by $23.2 million (9.2%) to provide greater interest rate risk protection compared to retail money market deposit accounts given current and anticipated market conditions. Money market deposit accounts declined by $15.4 million (5.5%) primarily due to our interest rate risk management practices and moderate competitive posture. Total wholesale deposits and borrowings declined by $31.7 million (3.40%) during the third quarter of 2018. The Company’s liquid assets exceeded 12% of total assets at September 30, 2018.
The average yield on our loan and lease portfolio at September 30, 2018 was 4.43%, compared to an average loan and lease portfolio yield of 4.34% at June 30, 2018. The average yield on our securities portfolio was 2.20% at September 30, 2018, compared to an average yield of 2.04% at June 30, 2018. The total average cost of funds was 0.72%, compared to the average cost of funds of 0.61% at June 30, 2018. Our net interest margin expanded to 3.51% at September 30, 2018, compared to 3.49% at June 30, 2018.
Non-interest income increased primarily due to deposit account-related fee income. Growth in commercial and industrial lending, together with new product development within commercial leasing, multi-family/commercial real estate and trust operations, may contribute to further growth in non-interest income in future quarters.
Total noninterest expense decreased in the third quarter due to a second quarter payment of $177,000 in special 401(k) contributions and an incentive accrual of $298,000 for loan origination and business plan performance. Other noninterest income expense decreased modestly.
SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	September 30, 2018	December 31, 2017	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,532,484	$1,625,558	$(93,074)
Loans, net	1,267,787	1,314,651	(46,864)
Securities, at fair value	103,921	93,383	10,538
Other real estate owned, net	985	2,351	(1,366)
Deposits	1,295,770	1,340,051	(44,281)
Borrowings	21,232	60,768	(39,536)
Equity	192,083	197,634	(5,551)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In thousands)
Selected Operating Data:
Interest income	$15,373	$14,121	$1,252	$45,141	$41,132	$4,009
Interest expense	2,408	1,615	793	6,174	4,347	1,827
Net interest income	12,965	12,506	459	38,967	36,785	2,182
Recovery of loan losses	(23)	(225)	202	(258)	(15)	(243)
Net interest income after recovery of loan losses	12,988	12,731	257	39,225	36,800	2,425
Noninterest income	1,570	1,623	(53)	6,203	4,774	1,429
Noninterest expense	9,425	10,200	(775)	29,599	31,073	(1,474)
Income before income tax expense	5,133	4,154	979	15,829	10,501	5,328
Income tax expense	1,396	594	802	3,903	2,488	1,415
Net income	$3,737	$3,560	$177	$11,926	$8,013	$3,913

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.97%	0.88%	1.02%	0.66%
Return on equity (ratio of net income to average equity) (1)	7.68	7.07	8.06	5.26
Average equity to average assets	12.64	12.40	12.62	12.61
Net interest rate spread (1) (2)	3.30	3.10	3.32	3.12
Net interest margin (1) (3)	3.51	3.23	3.51	3.24
Efficiency ratio (4)	64.84	72.19	65.53	74.77
Noninterest expense to average total assets (1)	2.45	2.51	2.53	2.57
Average interest-earning assets to average interest-bearing liabilities	133.23	131.23	133.12	131.69
Dividends declared per share	$0.10	$0.07	$0.27	$0.20
Dividend payout ratio	46.65%	35.69%	39.94%	46.30%

	At September 30, 2018	At December 31, 2017
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.16%	0.29%
Nonperforming loans to total loans	0.12	0.18
Allowance for loan losses to nonperforming loans	550.85	350.04
Allowance for loan losses to total loans	0.64	0.63
Capital Ratios:
Equity to total assets at end of period	12.53%	12.16%
Tier 1 leverage ratio (Bank only)	11.49%	11.08%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	245	236

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.
Comparison of Financial Condition at September 30, 2018 and December 31, 2017
Total assets decreased $93.1 million, or 5.7%, to $1.532 billion at September 30, 2018, from $1.626 billion at December 31, 2017. The decrease in total assets was primarily due to decreases in cash and cash equivalents, loans receivable and premises held-for-sale. Cash and cash equivalents decreased $40.7 million, or 31.9%, to $86.9 million at September 30, 2018, from $127.6 million at December 31, 2017. Loans decreased $46.9 million, or 3.6%, to $1.268 billion at September 30, 2018, from $1.315 billion at December 31, 2017. Premises held-for-sale decreased $5.7 million due to the sale of the Bank's office building located at 15W060 North Frontage Road, Burr Ridge, Illinois. Partially offsetting these decreases was an increase in securities of $10.5 million, or 11.3%, to $103.9 million at September 30, 2018, from $93.4 million at December 31, 2017.
The Bank, as a member of Visa USA, received 51,404 unrestricted shares of Visa, Inc. Class B common stock in connection with Visa, Inc.’s initial public offering in 2007. The retroactive responsibility plan obligates all former Visa USA members to indemnify Visa USA, in proportion to their equity interests in Visa USA, for certain litigation losses and expenses, including settlement expenses, for the lawsuits covered by the retrospective responsibility plan. Due to the restrictions that the retrospective responsibility plan imposes on the Company’s Visa, Inc. Class B shares, the Company has not recorded the Class B shares as an asset.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together totaled 93.8% of gross loans at September 30, 2018. Commercial loans increased by $15.0 million, or 9.8%. Available commercial line of credit commitments increased by $12.9 million, or 14.6%, during the nine months ended September 30, 2018. Multi-family mortgage loans decreased $6.5 million, or 1.1%; nonresidential real estate loans decreased $22.0 million, or 12.9%; and commercial leases decreased $13.0 million, or 4.2%, during the nine months ended September 30, 2018. Commercial lease originations included $32.6 million of investment-grade leases to multiple lessees from a single lessor, with an average coupon of 3.85% and an average duration of 26 months.
Our primary lending area consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area, and engage in certain types of commercial lending and leasing activities on a nationwide basis. At September 30, 2018, $271.3 million, or 46.6%, of our multi-family mortgage loans were in the Metropolitan Statistical Area for Chicago, Illinois; $67.2 million, or 11.6%, were in the Metropolitan Statistical Area for Dallas, Texas; $50.9 million, or 8.7%, were in the Metropolitan Statistical Area for Denver, Colorado; $36.9 million, or 6.3%, were in the Metropolitan Statistical Area for Tampa, Florida; $25.8 million, or 4.4%, were in the Metropolitan Statistical Area for San Antonio, Texas; and $14.9 million, or 2.6%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota. This information reflects the location of the collateral, and does not necessarily reflect the location of the borrower.
Total liabilities decreased $87.5 million, or 6.1%, to $1.340 billion at September 30, 2018, from $1.428 billion at December 31, 2017, primarily due to decreases in deposits and borrowings. Total deposits decreased $44.3 million, or 3.3%, to $1.296 billion at September 30, 2018, from $1.340 billion at December 31, 2017. Retail certificates of deposit increased $50.8 million, or 22.6%, to $275.2 million at September 30, 2018, from $224.4 million at December 31, 2017, compared to a decrease in wholesale certificates of deposit of $41.3 million, or 31.4%, to $90.3 million at September 30, 2018, from $131.6 million at December 31, 2017. Money market accounts decreased $33.5 million, or 11.2%, to $266.1 million at September 30, 2018, from $299.6 million at December 31, 2017. Interest-bearing NOW accounts decreased $6.1 million, or 2.1%, to $283.6 million at September 30, 2018, from $289.7 million at December 31, 2017. Noninterest-bearing demand deposits decreased $8.9 million, or 3.8%, to $225.4 million at September 30, 2018, from $234.4 million at December 31, 2017 and savings accounts decreased $5.3 million, or 3.3%, to $155.2 million at September 30, 2018, from $160.5 million at December 31, 2017. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) were 71.8% of total deposits at September 30, 2018 compared to 73.4% at December 31, 2017.
Total stockholders’ equity was $192.1 million at September 30, 2018, compared to $197.6 million at December 31, 2017. The decrease in total stockholders’ equity was due to our repurchase of 752,174 shares of our common stock during the nine months ended September 30, 2018 at a total cost of $12.6 million and our declaration and payment of cash dividends totaling $4.8 million during the same period. These reductions in total stockholders’ equity were partially offset by net income of $11.9 million that the Company recorded for the nine months ended September 30, 2018.
Operating Results for the Three Months Ended September 30, 2018 and 2017
Net Income. Net income was $3.7 million for the three months ended September 30, 2018, compared to net income of $3.6 million for the three months ended September 30, 2017. Earnings per basic and fully diluted share of common stock were $0.22 for the three months ended September 30, 2018, compared to $0.20 for the three months ended September 30, 2017.
Net Interest Income. Net interest income was $13.0 million for the three months ended September 30, 2018, compared to $12.5 million for the three months ended September 30, 2017. The increase in net interest income reflected a $1.3 million, or 8.9%, increase in interest income, which was partially offset by a $793,000, or 49.1%, increase in interest expense.
The increase in interest income was primarily attributable to an increase in the average yield on interest-earning assets. The yield on interest-earning assets increased 52 basis points to 4.17% for the three months ended September 30, 2018, from 3.65% for the three months ended September 30, 2017. The average yield on commercial loans and leases for the third quarter of 2018 increased to 4.68%, from 4.46% for the third quarter of 2017. The cost of interest-bearing liabilities increased 32 basis points to 0.87% for the three months ended September 30, 2018, from 0.55% for the same period in 2017. Total average interest-earning assets decreased $72.4 million, or 4.7%, to $1.463 billion for the three months ended September 30, 2018, from $1.536 billion for the same period in 2017. Our net interest rate spread increased by 20 basis points to 3.30% for the three months ended September 30, 2018, from 3.10% for the same period in 2017. Our net interest margin increased by 28 basis points to 3.51% for the three months ended September 30, 2018, from 3.23% for the same period in 2017.

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

	For the Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,274,788	$14,248	4.43%	$1,331,302	$13,345	3.98%
Securities	113,234	627	2.20	108,050	389	1.43
Stock in FHLB and FRB	8,125	112	5.47	8,290	101	4.83
Other	67,257	386	2.28	88,201	286	1.29
Total interest-earning assets	1,463,404	15,373	4.17	1,535,843	14,121	3.65
Noninterest-earning assets	77,118			88,594
Total assets	$1,540,522			$1,624,437
Interest-bearing liabilities:
Savings deposits	$156,502	71	0.18	$159,464	48	0.12
Money market accounts	271,401	515	0.75	304,553	307	0.40
NOW accounts	277,342	233	0.33	278,389	139	0.20
Certificates of deposit	354,684	1,459	1.63	369,804	925	0.99
Total deposits	1,059,929	2,278	0.85	1,112,210	1,419	0.51
Borrowings	38,495	130	1.34	58,112	196	1.34
Total interest-bearing liabilities	1,098,424	2,408	0.87	1,170,322	1,615	0.55
Noninterest-bearing deposits	225,583			232,464
Noninterest-bearing liabilities	21,770			20,231
Total liabilities	1,345,777			1,423,017
Equity	194,745			201,420
Total liabilities and equity	$1,540,522			$1,624,437
Net interest income		$12,965			$12,506
Net interest rate spread (2)			3.30%			3.10%
Net interest-earning assets (3)	$364,980			$365,521
Net interest margin (4)			3.51%			3.23%
Ratio of interest-earning assets to interest-bearing liabilities	133.23%			131.23%

(1)	Annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
We recorded a recovery of loan losses of $23,000 for the three months ended September 30, 2018, compared to a recovery of $225,000 for the same period in 2017. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $263,000, or 3.1%, to $8.1 million at September 30, 2018, from $8.4 million at December 31, 2017. There was no reserve established for loans individually evaluated for impairment for the three months ended September 30, 2018 or for the three months ended September 30, 2017. Net charge-offs were $53,000 for the three months ended September 30, 2018, compared to recoveries of $477,000 for the three months ended September 30, 2017.
The allowance for loan losses as a percentage of nonperforming loans was 550.85% at September 30, 2018, compared to 499.94% at June 30, 2018.
Noninterest Income

	Three Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Deposit service charges and fees	$1,003	$1,018	$(15)
Loan fee income	71	89	(18)
Commercial mortgage brokerage fees	12	—	12
Residential mortgage banking fees	34	41	(7)
Trust and insurance commissions and annuities income	207	210	(3)
Earnings on bank owned life insurance	35	67	(32)
Other	208	198	10
Total noninterest income	$1,570	$1,623	$(53)
Noninterest income was $1.6 million for the three months ended September 30, 2018 and 2017. Deposit service charges and loan fee income decreased $15,000 and $18,000, respectively, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. We recorded $12,000 in commercial mortgage brokerage fees for the three months ended September 30, 2018 as compensation for commercial loans that we placed with other institutions. Residential mortgage banking fees decreased $7,000 to $34,000 for the three months ended September 30, 2018. Earnings on bank owned life insurance decreased by $32,000, or 47.8%, to $35,000 for the three months ended September 30, 2018 due to the decrease in the Bank-owned life insurance investment resulting from a death benefit paid earlier in 2018. Other income increased $10,000, or 5.1%, to $208,000 for the three months ended September 30, 2018, compared to $198,000 for the three months ended September 30, 2017.

Noninterest Expense

	Three Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Compensation and benefits	$5,120	$5,330	$(210)
Office occupancy and equipment	1,629	1,693	(64)
Advertising and public relations	194	167	27
Information technology	717	638	79
Supplies, telephone and postage	341	337	4
Amortization of intangibles	20	123	(103)
Nonperforming asset management	60	84	(24)
Loss (gain) on sale other real estate owned	(12)	69	(81)
Valuation adjustments of other real estate owned	1	227	(226)
Operations of other real estate owned	70	107	(37)
FDIC insurance premiums	115	150	(35)
Other	1,170	1,275	(105)
Total noninterest expense	$9,425	$10,200	$(775)
Noninterest expense decreased by $775,000, or 7.6%, to $9.4 million for the three months ended September 30, 2018, from $10.2 million for the same period in 2017. The decrease in noninterest expense was due in substantial part to a $210,000 decrease in compensation and benefits expense and a $226,000 decrease in valuation adjustments of other real estate owned. The decrease in compensation was attributed to decreased accruals for loan origination and business plan performance incentives as well as continued recording of deferred compensation for loans originated in the third quarter. Office occupancy and equipment expense decreased $64,000, or 3.8%, to $1.6 million for the three months ended September 30, 2018, from $1.7 million for the same period in 2017, primarily due to a decrease in real estate taxes and lower depreciation on building and furniture and fixtures. Advertising and public relations expense increased $27,000, or 16.2%, to $194,000 for the three months ended September 30, 2018, from $167,000 for the same period in 2017. Information technology expense increased $79,000, or 12.4%, to $717,000 for the three months ended September 30, 2018, from $638,000 for the same period in 2017. Nonperforming asset management expense decreased $24,000, or 28.6%, to $60,000 for the three months ended September 30, 2018, from $84,000 for the same period in 2017, primarily due to a decrease in legal expense related to collection activities. There were $1,000 of valuation adjustments for OREO for the three months ended September 30, 2018, compared to $227,000 for the same period in 2017. Operations of OREO decreased $37,000, or 34.6%, to $70,000 for the three months ended September 30, 2018, primarily due to decreased real estate taxes and receiver fees for property management.
Income Taxes
For the three months ended September 30, 2018, we recorded income tax expense of $1.4 million, compared to $594,000 for the three months ended September 30, 2017. Our combined state and federal effective tax rate for the three months ended September 30, 2018 was 27.2% versus an effective tax rate of 14.3% for the three months ended September 30, 2017. Our 2017 income tax expense was reduced by $879,000 in the third quarter due to an increase in our Illinois income tax rate from 7.75% to 9.50%, which resulted in an increase in the deferred tax asset related to our Illinois net operating loss carryforward.

Operating Results for the Nine Months Ended September 30, 2018 and 2017
Net Income. We had net income of $11.9 million for the nine months ended September 30, 2018, compared to $8.0 million for the nine months ended September 30, 2017. Earnings per basic and fully diluted share of common stock was $0.68 for the nine months ended September 30, 2018, compared to $0.44 per basic and fully diluted share for the same period in 2017.
Net Interest Income. Net interest income was $39.0 million for the nine months ended September 30, 2018, compared to $36.8 million for the same period in 2017. The increase in net interest income reflected a $4.0 million, or 9.7%, increase in interest income, which was partially offset by a $1.8 million, or 42.0%, increase in interest expense.
The increase in net interest income was primarily attributable to an increase in the average yield on interest-earning assets. The yield on interest-earning assets increased 44 basis points, or 12.2%, to 4.06% for the nine months ended September 30, 2018, from 3.62% for the nine months ended September 30, 2017. The average yield on commercial loans and leases for the nine months ended September 30, 2018 increased to 4.55%, from 4.34% for the nine months ended September 30, 2017. The cost of interest-bearing liabilities increased 24 basis points to 0.74% for the nine months ended September 30, 2018, from 0.50% for the same period in 2017. Total average interest-earning assets decreased $34.3 million, or 2.26%, to $1.485 billion for the nine months ended September 30, 2018, from $1.519 billion for the same period in 2017. Our net interest rate spread increased by 20 basis points to 3.32% for the nine months ended September 30, 2018, from 3.12% for the same period in 2017. Our net interest margin increased by 27 basis point to 3.51% for the nine months ended September 30, 2018, from 3.24% for the same period in 2017.

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

	For the Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,286,766	$42,045	4.37%	$1,321,051	$39,061	3.95%
Securities	108,216	1,637	2.02	110,399	1,095	1.33
Stock in FHLB and FRB	8,275	328	5.30	8,563	301	4.70
Other	81,728	1,131	1.85	79,258	675	1.14
Total interest-earning assets	1,484,985	45,141	4.06	1,519,271	41,132	3.62
Noninterest-earning assets	77,612			91,438
Total assets	$1,562,597			$1,610,709
Interest-bearing liabilities:
Savings deposits	$158,648	172	0.14	$160,460	138	0.11
Money market accounts	283,728	1,329	0.63	305,776	886	0.39
NOW accounts	280,242	561	0.27	272,149	395	0.19
Certificates of deposit	339,274	3,570	1.41	362,346	2,484	0.92
Total deposits	1,061,892	5,632	0.71	1,100,731	3,903	0.47
Borrowings	53,649	542	1.35	52,898	444	1.12
Total interest-bearing liabilities	1,115,541	6,174	0.74	1,153,629	4,347	0.50
Noninterest-bearing deposits	226,759			232,662
Noninterest-bearing liabilities	23,073			21,379
Total liabilities	1,365,373			1,407,670
Equity	197,224			203,039
Total liabilities and equity	$1,562,597			$1,610,709
Net interest income		$38,967			$36,785
Net interest rate spread (2)			3.32%			3.12%
Net interest-earning assets (3)	$369,444			$365,642
Net interest margin (4)			3.51%			3.24%
Ratio of interest-earning assets to interest-bearing liabilities	133.12%			131.69%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses
We recorded a recovery of loan losses of $258,000 for the nine months ended September 30, 2018, compared to a recovery of loan losses of $15,000 for the same period in 2017. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $263,000, or 3.1%, to $8.1 million at September 30, 2018, from $8.4 million at December 31, 2017. There was no reserve established for loans individually evaluated for impairment for the nine months ended September 30, 2018 or for the same period in 2017. Net charge-offs were $5,000 for the nine months ended September 30, 2018, compared to net recoveries of $262,000 for the same period in 2017.
The allowance for loan losses as a percentage of nonperforming loans was 550.85% at September 30, 2018, compared to 350.04% at December 31, 2017.
Noninterest Income

	Nine Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Deposit service charges and fees	$2,970	$2,964	$6
Loan fee income	231	212	19
Commercial mortgage brokerage fees	138	—	138
Residential mortgage banking fees	88	172	(84)
Loss on sales of equity securities	(14)	—	(14)
Gain on disposition of premises and equipment, net	93	—	93
Trust and insurance commissions and annuities income	670	704	(34)
Earnings on bank owned life insurance	146	196	(50)
Bank-owned life insurance death benefit	1,389	—	1,389
Other	492	526	(34)
Total noninterest income	$6,203	$4,774	$1,429
Noninterest income increased by $1.4 million, or 29.9%, to $6.2 million for the nine months ended September 30, 2018, from $4.8 million for the nine months ended September 30, 2017. Loan fee income increased $19,000, or 9.0%, to $231,000 for the nine months ended September 30, 2018, from $212,000 for the nine months ended September 30, 2017. The increase was primarily due to increased credit risk management fees and loan commitment fees. We recorded $138,000 in commercial mortgage brokerage fees for nine months ended September 30, 2018 as compensation for commercial loans that we placed with other institutions. Residential mortgage banking fees decreased $84,000 to $88,000 for the nine months ended September 30, 2018. The Company no longer originates one-to-four family residential mortgage loans. All of the loans the Company currently originates are commercial-related loans, such as multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases. On April 23, 2018, the Bank sold its office building located at 15W060 North Frontage Road, Burr Ridge, Illinois. A net gain of $93,000 was recorded in the second quarter of 2018 in connection with the sale. In August 2018, we signed a five-year lease, expiring November 2023, for a portion of the office space in the same Burr Ridge building. Future rental payments for the duration of the lease term will be approximately $2.2 million. Trust and insurance commissions and annuities income declined by $34,000, or 4.8%, to $670,000 for the nine months ended September 30, 2018, due to lower sales of annuity products and property and casualty insurance, related in part to the consolidation of our Wealth Management Department into our Trust Department. In April 2018, the Bank recorded income from a death benefit on a bank-owned life insurance policy in the amount of $1.4 million as a result of the death of a retired Bank executive.

Noninterest Expense

	Nine Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Compensation and benefits	$16,232	$16,792	$(560)
Office occupancy and equipment	5,022	4,914	108
Advertising and public relations	611	807	(196)
Information technology	2,066	2,070	(4)
Supplies, telephone and postage	1,070	1,027	43
Amortization of intangibles	163	374	(211)
Nonperforming asset management	313	215	98
Loss on sale other real estate owned	56	100	(44)
Valuation adjustments of other real estate owned	27	301	(274)
Operations of other real estate owned	272	460	(188)
FDIC insurance premiums	338	462	(124)
Other	3,429	3,551	(122)
Total noninterest expense	$29,599	$31,073	$(1,474)
Noninterest expense decreased by $1.5 million, or 4.7%, to $29.6 million for the nine months ended September 30, 2018, from $31.1 million for the same period in 2017. Compensation and benefits expense decreased $560,000, or 3.3%. In the first quarter of 2017, we recorded a one-time, non-cash, non-tax deductible equity compensation expense of $1.1 million related to the termination of the Bank's ESOP and the repayment of the ESOP’s Share Acquisition Loan on March 29, 2017. This decrease in compensation benefits expense was partially offset by a $177,000 expense for a one-time $1,000 contribution to the 401(k) accounts of certain active eligible participants with salaries and wages below a specified level, increased compensation expense resulting from an increase in full-time equivalent employees to 245 at September 30, 2018 from 236 at December 31, 2017, and increased accruals for loan origination and business plan performance incentives. Office occupancy and equipment expense increased $108,000, or 2.2%, to $5.0 million for the nine months ended September 30, 2018, from $4.9 million for the same period in 2017, primarily due to a $318,000 increase in rent expense and a $131,000 increase in snow removal expense, offset by a decrease in building and furniture and fixtures depreciation of $297,000. Advertising and public relations decreased by $196,000, or 24.3%, to $611,000 for the nine months ended September 30, 2018, from $807,000 for the same period in 2017. Nonperforming asset management increased $98,000 to $313,000 for the nine months ended September 30, 2018, from $215,000 for the same period in 2017, due in substantial part to a $64,000 increase in legal expense resulting primarily from efforts to collect a previously charged-off loan and a $9,000 increase in appraisal expense. Operations of OREO decreased $188,000, or 40.9%, to $272,000 for the nine months ended September 30, 2018, compared to $460,000 for the same period in 2017. The decrease reflects a $69,000 decrease in legal expenses and $88,000 decrease in insurance and real estate tax expense.
Income Taxes
For the nine months ended September 30, 2018, we recorded $3.9 million of income tax expense, compared to $2.5 million for the nine months ended September 30, 2017. Our effective tax rate for the nine months ended September 30, 2018 was 24.7%, compared to 23.7% for the same period in 2017. Our effective tax rate for the nine months ended September 30, 2017 included the impact of the stock option exercises and the one-time, non-cash, non-tax deductible equity compensation expense relating to the termination of the ESOP. In addition, our 2017 income tax expense was reduced by $879,000 in the third quarter due to an increase in our Illinois income tax rate from 7.75% to 9.50%, which resulted in an increase in the deferred tax asset related to our Illinois net operating loss carryforward.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At September 30, 2018, we had no loans in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is”, “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of September 30, 2018, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	September 30, 2018	June 30, 2018	December 31, 2017	Quarter Change	Nine-Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$1,369	$1,538	$2,027	$(169)	$(658)
Multi-family mortgage	102	92	363	10	(261)
Consumer	—	6	—	(6)	—
	1,471	1,636	2,390	(165)	(919)
Other real estate owned:
One-to-four family residential	634	833	827	(199)	(193)
Multi-family mortgage	276	276	—	—	276
Nonresidential real estate	74	74	1,520	—	(1,446)
Land	1	4	4	(3)	(3)
	985	1,187	2,351	(202)	(1,366)
Total nonperforming assets	$2,456	$2,823	$4,741	$(367)	$(2,285)
Ratios:
Nonperforming loans to total loans	0.12%	0.13%	0.18%
Nonperforming assets to total assets	0.16	0.18	0.29
Nonperforming Assets
Nonperforming assets decreased $2.3 million to $2.5 million at September 30, 2018 from $4.7 million at December 31, 2017. Three residential loans and one multi-family loan with a combined book balance of $1.2 million were transferred from nonaccrual loans to OREO during the nine months ended September 30, 2018. We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional sources of funds. We had $20.0 million of FHLB advances at September 30, 2018 and $60.0 million at December 31, 2017.
BankFinancial Corporation is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its shareholders and to repurchase shares of its common stock, and for other corporate purposes. Its primary source of liquidly is dividend payments it receives from the Bank. The Bank's ability to pay dividends to the Company is subject to regulatory limitations. At September 30, 2018, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $8.5 million.
As of September 30, 2018, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of September 30, 2018, we had no other material commitments for capital expenditures.

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
As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the Federal Reserve Board is required to amend its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (iii) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018.
In addition, as a result of the legislation, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. A financial institution can elect to be subject to this new definition.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2018 and December 31, 2017, the OCC categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well–capitalized status.
The minimum capital ratios set forth in the Regulatory Capital Plans will be increased or decreased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the Capital Conservation Buffer ("CCB"). The minimum CCB at September 30, 2018 is 1.875% and will increase 0.625% through 2019 to 2.5%. In addition, the Company intends to continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose. As of September 30, 2018, the Bank and the Company were well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2018
Total capital (to risk-weighted assets):
Consolidated	$193,118	17.40%	$88,788	8.00%	N/A	N/A
BankFinancial, NA	184,302	16.61	88,762	8.00	$115,966	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	185,015	16.67	66,591	6.00	N/A	N/A
BankFinancial, NA	176,199	15.88	66,572	6.00	92,773	8.00
Common Tier 1 (CET1)
Consolidated	185,015	16.67	49,943	4.50	N/A	N/A
BankFinancial, NA	176,199	15.88	49,929	4.50	75,378	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	185,015	12.06	61,351	4.00	N/A	N/A
BankFinancial, NA	176,199	11.49	61,342	4.00	77,887	5.00

December 31, 2017
Total capital (to risk-weighted assets):
Consolidated	$195,371	17.06%	$91,590	8.00%	N/A	N/A
BankFinancial, NA	188,582	16.48	91,572	8.00	$114,466	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	187,005	16.33	68,692	6.00	N/A	N/A
BankFinancial, NA	180,216	15.74	68,679	6.00	91,572	8.00
Common Tier 1 (CET1)
Consolidated	187,005	16.33	51,519	4.50	N/A	N/A
BankFinancial, NA	180,216	15.74	51,509	4.50	74,403	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	187,005	11.49	65,085	4.00	N/A	N/A
BankFinancial, NA	180,216	11.08	65,045	4.00	81,307	5.00
Quarterly Cash Dividends. The Company declared cash dividends of $0.27 and $0.20 per share for the nine months ended September 30, 2018 and September 30, 2017, respectively.
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
Quantitative Analysis. The following table sets forth, as of September 30, 2018, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(43,445)	(16.40)%	$293	0.55%
+300	(27,689)	(10.45)	350	0.66
+200	(16,325)	(6.16)	372	0.70
+100	(7,545)	(2.85)	353	0.66
0
-100	(2,216)	(0.84)	571	1.07
The table set forth above indicates that at September 30, 2018, in the event of an immediate 100 basis point decrease in interest rates, the Bank would be expected to experience a 0.84% decrease in NPV and a $571,000 increase in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 6.16% decrease in NPV and a $372,000 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended September 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company's filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Equity Securities.
The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the third quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
July 1, 2018 through July 31, 2018	21,000	$17.63	21,000	224,587
August 1, 2018 through August 31, 2018	128,340	15.86	128,340	96,247
September 1, 2018 through September 30, 2018	105,445	15.99	105,445	240,802
	254,785		254,785

(1)
On March 28, 2018, the Board extended the expiration date of the Company's share repurchase authorization from June 30, 2018 to April 30, 2019, and increased the total number of shares authorized for repurchase by 500,000 shares. On October 16, 2018 and September 6, 2018, the Board increased the total number of shares authorized for repurchase by 180,000 shares and 250,000 shares, respectively. As of September 30, 2018, the Company had repurchased 3,339,953 shares of its common stock out of the 3,580,755 shares of common stock authorized under the share repurchase authorizations, increased to 3,760,755 shares authorized on October 16, 2018. Pursuant to the share repurchase authorization, as of October 16, 2018, there are 355,658 shares of common stock authorized for repurchase through April 30, 2019.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	October 26, 2018	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer