Form 10-K
period 2018-12-31
BankFinancial CORP
filed 2019-02-11
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K    Yes  ☐    No   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on June 30, 2018, determined using a per share closing price on that date of $17.65, as quoted on The Nasdaq Global Select Market, was $257.0 million.
At February 8, 2019, there were 16,457,672 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2019 Annual Meeting of Stockholders (Part III)

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
Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) less than anticipated loan growth due to intense competition for loans and leases, particularly in terms of pricing and credit underwriting; (ii) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (iii) interest rate movements and their impact on the economy, customer behavior and our net interest margin; (iv) adverse economic conditions in general and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (v) declines in real estate values that adversely impact the value of our loan collateral, other real estate owned ("OREO"), asset dispositions and the level of borrower equity in their investments; (vi) borrowers that experience legal or financial difficulties that we do not currently foresee; (vii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (viii) changes, disruptions or illiquidity in national or global financial markets; (ix) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (x) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (xii) legislative or regulatory changes that have an adverse impact on our products, services, operations and operating expenses; (xiii) higher federal deposit insurance premiums; (xiv) higher than expected overhead, infrastructure and compliance costs; (xv) changes in accounting principles, policies or guidelines; (xvi) the effects of the federal government shutdown; and (xvii) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions.
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
BankFinancial Corporation
BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), became the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”) in 2005, when we consummated a plan of conversion and reorganization that the Bank and its predecessor holding companies, BankFinancial MHC, Inc. and BankFinancial Corporation, a federal corporation, adopted on August 25, 2004. BankFinancial Corporation, the Maryland corporation, was organized in 2004 to facilitate the mutual-to-stock conversion and to become the holding company for the Bank upon its completion.
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

BankFinancial, National Association
The Bank is a full-service, national bank principally engaged in the business of commercial, family and personal banking. The Bank offers our customers a broad range of loan, deposit, and other financial products and services through 19 full-service Illinois based banking offices located in Cook, DuPage, Lake and Will Counties, and through our Internet Branch, www.bankfinancial.com.
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
The Bank’s primary lending area consists of the counties where our branch offices are located, and contiguous counties in the State of Illinois. In 2018, we derived the most significant portion of our revenues from these geographic areas. However, we also engage in multi-family lending activities in selected Metropolitan Statistical Areas outside our primary lending area and engage in healthcare lending and commercial leasing activities on a nationwide basis.
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
Lending Activities
Our loan portfolio consists primarily of multi-family real estate, nonresidential real estate, construction and land loans, commercial loans and commercial leases, which represented $1.259 billion, or 94.6%, of our gross loan portfolio of $1.331 billion at December 31, 2018. At December 31, 2018, $619.9 million, or 46.6%, of our loan portfolio consisted of multi-family mortgage loans; $152.4 million, or 11.5%, of our loan portfolio consisted of nonresidential real estate loans; $172,000 of our loan portfolio consisted of construction and land loans; $187.4 million, or 14.1%, of our loan portfolio consisted of commercial loans; and $299.4 million, or 22.5%, of our loan portfolio consisted of commercial leases. $70.4 million, or 5.3%, of our loan portfolio consisted of one-to-four family residential mortgage loans, of which $13.2 million, or 1.0%, were loans to investors secured by non-owner occupied residential properties, including home equity loans and lines of credit.
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
At December 31, 2018, our deposits totaled $1.352 billion. Interest-bearing deposits totaled $1.122 billion, or 83.0% of total deposits, and noninterest-bearing demand deposits totaled $230.0 million, or 17.0% of total deposits. Savings, money market and NOW account deposits totaled $684.1 million, or 50.6% of total deposits, and certificates of deposit totaled $438.3 million, or 32.4% of total deposits, of which $290.2 million had maturities of one year or less.
Related Products and Services
The Bank provides trust and financial planning services through our Trust Department. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc. (“Financial Assurance”), sells property and casualty insurance and other insurance products on an agency basis. For the year ended December 31, 2018, Financial Assurance recorded a net loss of $48,000. At December 31, 2018, Financial Assurance had two full-time employees. The Bank’s other wholly-owned subsidiary, BFIN Asset Recovery Company, LLC (formerly BF Asset Recovery Corporation), holds title to and sells certain Bank-owned real estate acquired through foreclosure and collection actions, and recorded a net loss of $405,000 for the year ended December 31, 2018.
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
Employees
At December 31, 2018, the Bank had 208 full-time employees and 52 part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.
Supervision and Regulation
General
In 2016, the Bank converted from a federal savings bank charter to a national bank charter. As a national bank, the Bank is regulated and supervised primarily by the OCC. The Bank is also subject to regulation by the FDIC in more limited circumstances because the Bank’s deposits are insured by the FDIC. This regulatory and supervisory structure establishes a comprehensive framework of the activities in which a depository institution may engage, and is intended primarily for the protection of the FDIC’s deposit insurance fund, depositors and the banking system. Under this system of federal regulation, depository institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The OCC examines the Bank and prepares reports for the consideration of its Board of Directors on any identified deficiencies, if any. After completing an examination, the OCC issues a report of examination and assigns a rating (known as an institution’s CAMELS rating). Under federal law and regulations, an institution may not disclose the contents of its reports of examination or its CAMELS ratings to the public.
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
In determining the amount of risk-weighted assets a bank has for purposes of calculating risk-based capital ratios, assets, including certain off-balance-sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to-four family residential mortgages and certain qualifying multi-family mortgage loans, a risk weight of 100% is assigned to commercial, commercial real estate and consumer loans, a risk weight of 150% is assigned to certain past due loans and high volatility commercial real estate loans, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement has been phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer was 1.875% during 2018.
At December 31, 2018, the Bank’s capital exceeded all applicable regulatory requirements, the Bank was considered well-capitalized and it had an appropriate capital conservation buffer.
The Company and the Bank each have adopted Regulatory Capital Plans that provide that the Bank will maintain a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5%. The capital ratios set forth in the Regulatory Capital Plans will be adjusted if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established capital levels. In addition, in accordance with its Regulatory Capital Plan, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose.
Legislation enacted in May 2018 requires the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets. Institutions with capital meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements.
Loans-to-One-Borrower. A national bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2018, the Bank was in compliance with the loans-to-one-borrower limitations.
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
At December 31, 2018, the Bank met the criteria for being considered “well-capitalized.”
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
Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund's reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion in total assets to a range of 1.5 basis points to 30 basis points.
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
Federal Reserve System. The Bank is a member of the Federal Reserve System, which consists of 12 regional Federal Reserve Banks. As a member of the Federal Reserve System, the Bank is required to acquire and hold shares of capital stock in its regional Federal Reserve Bank, the Federal Reserve Bank of Chicago, in specified amounts. The Bank is also required to maintain noninterest-earning reserves against its transaction accounts, such as negotiable order of withdrawal and regular checking accounts. The balances maintained to meet the reserve requirements may be used to satisfy liquidity requirements imposed by the OCC’s regulations. As of December 31, 2018, the Bank was in compliance with all of these requirements. The FRB also provides a backup source of funding to depository institutions through the regional Federal Reserve Banks pursuant to section 10B of the Federal Reserve Act and Regulation A. In general, eligible depository institutions have access to three types of discount window credit-primary credit, secondary credit, and seasonal credit. All discount window loans must be collateralized to the satisfaction of the lending regional Federal Reserve Bank.
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in specified amounts. As of December 31, 2018, the Bank was in compliance with this requirement.
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
The Company's activities are limited to the activities permissible for bank holding companies, which generally include activities deemed by the FRB to be closely related or a proper incident to banking or managing or controlling banks. A bank holding company that meets certain criteria may elect to be regulated as a financial holding company and thereby engage in a broader array of financial activities, such as underwriting equity securities and insurance. The Company has not, up to now, elected to be regulated as a financial holding company.
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
Capital. Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements. The asset threshold was previously $1 billion, which applied to the Company, but federal legislation required the FRB to raise the threshold to $3 billion. That change became effective on August 30, 2018. As a result, holding companies of less than $3 billion of assets are not subject to consolidated capital requirements unless otherwise advised by the FRB.
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
While we take measures intended to manage the risks from changes in market interest rates, we cannot control or accurately predict changes in market rates of interest or deposit attrition due to those changes, or be sure that our protective measures are adequate. If the interest rates paid on deposits and other interest-bearing liabilities increase at a faster rate than the interest rates received on loans and other interest-earning assets, our net interest income, and therefore earnings, could be adversely affected.  We would also incur a higher cost of funds to retain our deposits in a rising interest rate environment. While the higher payment amounts we would receive on adjustable-rate or variable-rate loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, and this could result in a higher rate of default. Rising interest rates also may reduce the demand for loans and the value of fixed-rate investment securities.
We may be required to transition from the use of the LIBOR interest rate index in the future.
We have certain loans indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.
Our commercial real estate loans constitute a concentration of credit and thus are subject to enhanced regulatory scrutiny and require us to utilize enhanced risk management techniques
A substantial portion of our loan portfolio is secured by real estate. Our commercial real estate loan portfolio generally consists of multi-family mortgage loans originated in selected geographic markets and nonresidential real estate loans originated in the Chicago market. At December 31, 2018, our loan portfolio included $619.9 million in multi-family mortgage loans, or 46.6% of total loans, and $117.2 million in non-owner occupied nonresidential real estate loans, or 8.8% of total loans. These commercial real estate loans represented 413.0% of the Bank’s $178.7 million total risk-based capital at December 31, 2018, and thus are considered a concentration of credit for regulatory purposes. Concentrations of credit are pools of loans whose collective performance has the potential to affect a bank negatively even if each individual transaction within the pool is soundly underwritten. When loans in a pool are sensitive to the same economic, financial, or business development, that sensitivity, if triggered, could cause the sum of the transactions to perform as if it were a single, large exposure. As such, concentrations of credit add a dimension of risk that compounds the risk inherent in individual loans.
The OCC expects banks to implement board-approved policies and procedures to identify, measure, monitor, and control concentration risks, taking into account the potential impact on earnings and capital under stressed market conditions, economic downturns, and periods of general market illiquidity as well as normal market conditions. Enhanced risk management is required for commercial real estate concentrations exceeding 300% of total risk-based capital. The Bank has established board-approved policies and procedures to identify, measure, monitor, control and stress test its concentrations of credit. The Bank has taken other specific steps to mitigate concentrations of credit risk, including the establishment of concentrations of credit limits based on loan type and geography, the maintenance of capital in excess of the minimum regulatory requirements, the establishment of appropriate underwriting standards for specific loan types and geographic markets, active portfolio management and an emphasis on originating multi-family loans that qualify for 50% risk-weighting under the regulatory capital rules. At December 31, 2018, $370.5 million of the Bank’s multi-family loans, or 59.8% of the Bank’s total multi-family loan portfolio, qualified for 50% risk-weighting under the regulatory capital rules. The Bank’s earnings and capital could be materially and adversely impacted if economic, financial, or business developments were to occur that materially and adversely impacted all or a material portion of the Bank’s commercial real estate loans and caused them to perform as a single, large exposure.
Adverse changes in local economic conditions and adverse conditions in an industry on which a local market in which we do business depends could negatively affect our financial condition or results of operations
Except for our commercial equipment leasing and healthcare lending activities, which we conduct on a nationwide basis, and our multi-family lending activities, which we conduct in selected Metropolitan Statistical Areas, including, but not limited to, the Metropolitan Statistical Areas for Chicago, Illinois, Dallas and San Antonio, Texas, Denver, Colorado, Tampa, Florida and Minneapolis, Minnesota, our loan and deposit activities are generally conducted in the Metropolitan Statistical Area for Chicago, Illinois. Our loan and deposit activities are directly affected by, and our financial success depends on, economic conditions within the local markets in which we do business, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends could adversely affect such factors as unemployment rates, business formations and expansions, housing demand, apartment vacancy rates and real estate values in the local market, and this could result in, among other things, a decline in loan and lease demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in loan delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of the collateral for our loans, and a decline in the net worth and liquidity of our borrowers and guarantors. Any of these factors could negatively affect our financial condition or results of operations.
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

Repayment of our commercial and commercial real estate loans typically depends on the cash flows of the borrower. If a borrower's cash flows weaken or become uncertain, the loan may need to be classified, the collateral securing the loan may decline in value and we may need to increase our loan loss reserves or record a charge-off
We underwrite our commercial and commercial real estate loans primarily based on the historical and expected cash flows of the borrower. Although we consider collateral in the underwriting process, it is a secondary consideration that generally relates to the risk of loss in the event of a borrower default. We follow the OCC's published guidance for assigning risk-ratings to loans, which emphasizes the strength of the borrower's cash flow. The OCC's loan risk-rating guidance provides that the primary consideration in assigning risk-ratings to commercial and commercial real estate loans is the strength of the primary source of repayment, which is defined as a sustainable source of cash under the borrower's control that is reserved, explicitly or implicitly, to cover the debt obligation. The OCC's loan risk-rating guidance typically does not consider secondary repayment sources until the strength of the primary repayment source weakens, and collateral values typically do not have a significant impact on a loan's risk rating until a loan is classified. Consequently, if a borrower's cash flows weaken or become uncertain, the loan may need to be classified, whether or not the loan is performing or fully secured. In addition, real estate appraisers typically place significant weight on the cash flows generated by income-producing real estate and the reliability of the cash flows in performing valuations. Thus, economic or borrower-specific conditions that cause a decline in a borrower's cash flows could cause our loan classifications to increase and the appraised value of the collateral securing our loans to decline, and require us to increase our loan loss reserves, record charge-offs, or increase our capital levels.
Repayment of our lease loans is typically dependent on the cash flows of the lessee, which may be unpredictable, and the collateral securing these loans may fluctuate in value
We lend money to small and mid-sized independent leasing companies to finance the debt portion of leases. A lease loan results when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee. Our lease loans entail many of the same types of risks as our commercial loans. Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, the proceeds from the sale of the leased equipment may not be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2018, our lease loans totaled $299.4 million, or 22.5% of our total loan portfolio.
Our loan portfolio includes loans to healthcare providers, and the repayment of these loans is largely dependent upon the receipt of direct or indirect governmental reimbursements
At December 31, 2018, we had $159.5 million of loans and unused commitments to a variety of healthcare providers, including lines of credit secured by healthcare receivables. The repayment of these lines of credit is largely dependent on the borrower's receipt of payments and reimbursements under Medicaid, Medicare and in some cases private insurance contracts for the services they have provided. The ability of the borrowers to service loans we have made to them may be adversely impacted by the financial ability of the federal government or individual state governments to make direct reimbursement payments, or, via managed care organizations operating under agreements with the federal government or individual states, to make indirect reimbursements for the services provided. The failure of a direct or indirect payor to make reimbursements owed to the operators of these facilities, or a significant delay in the making of such reimbursements, could adversely affect the ability of the operators of these facilities to repay their obligations to us. In addition, changes to national health care policy involving private health insurance policies may also affect the business prospects and financial condition or operations of commercial loan customers and commercial lessees involved in health care-related businesses.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would be adversely impacted
In the event that our loan customers do not repay their loans according to their terms, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, including expenses of collecting the loan and managing and liquidating the collateral, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. At December 31, 2018, our allowance for loan losses was $8.5 million, which represented 0.64% of total loans and 560.93% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on internal and external loan reviews, our historical experience and our evaluation of economic conditions, among other factors. In addition, we make various estimates and assumptions about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. We also make judgments concerning our legal positions and the priority of our liens and interests in contested legal or bankruptcy proceedings, and at times, we may lack sufficient information to establish adequate specific reserves for loans involved in such proceedings. We base these estimates, assumptions and judgments on information that we consider reliable, but if an estimate, assumption or judgment that we make ultimately proves to be incorrect, additional provisions to our allowance for loan losses may become necessary. In addition, as an integral part of their supervisory and/or examination process, the OCC periodically reviews the methodology for and the sufficiency of the allowance for loan losses. The OCC has the authority to require us to recognize additions to the allowance based on their inclusion, exclusion or modification of risk factors or differences in judgments of information available to them at the time of their examination.
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
The final rule includes new minimum risk-based capital and leverage ratios, which became effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out was exercised. The Bank exercised this one-time opt-out option. The final rule also established a “capital conservation buffer” of 2.5%, and resulted in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The phase in of the new capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
We have analyzed the effects of these capital requirements, and as of December 31, 2018, we believe that the Bank and the Company met all of these requirements, including the full 2.5% capital conservation buffer.
The application of these more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, the Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the capital rules, which may limit our ability to pay dividends to stockholders. See “Supervision and Regulation-Federal Banking Regulation-Capital Requirements.”
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
New or changing tax, accounting, and regulatory rules and interpretations could have a significant impact on our strategic initiatives, results of operations, cash flows, and financial condition
The banking services industry is extensively regulated. In addition to regulation by our banking regulators, we also are directly subject to the requirements of entities that set and interpret the accounting standards such as the Financial Accounting Standards Board, and indirectly subject to the actions and interpretations of the Public Company Accounting Oversight Board, which establishes auditing and related professional practice standards for registered public accounting firms and inspects registered firms to assess their compliance with certain laws, rules, and professional standards in public company audits. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations, control the methods by which financial institutions and their holding companies conduct business, engage in strategic and tax planning and implement strategic initiatives, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time, particularly during periods in which the composition of the U.S. Congress and the leadership of regulatory agencies and public sector boards change due to the outcomes of national elections.
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
A protracted government shutdown may result in reduced loan originations or recognition of noninterest income, and could negatively affect our financial condition and results of operations
Some of our loan originations depend on approvals of certain government departments or agencies.  During any protracted federal government shutdown, we may not be able to close certain loans or we may not be able to recognize noninterest income on commercial mortgage banking transactions. A federal government shutdown could also result in greater loan delinquencies, increases in our nonperforming, criticized or classified loans due to delayed payments on commercial equipment leases to the federal government, or delayed payments on other loans where the direct or indirect source of repayment relies on government funding.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We conduct our business at 19 banking offices located in the Chicago metropolitan area, and from a corporate office.  We own our banking offices other than our corporate office, and our Chicago-Lincoln Park and Northbrook offices, which are leased. We also operate four satellite loan and lease production offices, all of which are leased. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.
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
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of January 31, 2019 was 1,153. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Recent Sales of Unregistered Securities
The Company had no sales of unregistered stock during the year ended December 31, 2018.
Repurchases of Equity Securities
On March 28, 2018, the Board extended the expiration date of the Company's share repurchase authorization from June 30, 2018 to April 30, 2019, and increased the total number of shares authorized for repurchase by 500,000 shares. On September 6, 2018 and October 16, 2018 the Board increased the total number of shares authorized for repurchase by 250,000 shares and 180,000 shares, respectively. On November 16, 2018, the Board extended the expiration date of the Company's share repurchase authorization from April 30, 2019 to July 31, 2019, and increased the total number of shares authorized for repurchase by 800,000 shares. As of December 31, 2018, the Company had repurchased 4,064,742 shares of its common stock out of the 4,560,755 shares of common stock authorized under the above repurchase authorizations. Since its inception, the Company has repurchased 8,303,876 shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
October 1, 2018 through October 31, 2018	252,827	$14.77	252,827	167,975
November 1, 2018 through November 30, 2018	273,471	14.50	273,471	694,504
December 1, 2018 through December 31, 2018	198,491	14.92	198,491	496,013
	724,789		724,789

ITEM 6.	SELECTED FINANCIAL DATA
The following information is derived from the audited consolidated financial statements of the Company. For additional information, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of the Company and related notes included elsewhere in this Annual Report.

	At and For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$1,585,325	$1,625,558	$1,620,037	$1,512,443	$1,465,410
Loans, net	1,323,793	1,314,651	1,312,952	1,232,257	1,172,356
Securities available-for-sale, at fair value	88,179	93,383	107,212	114,753	121,174
Core deposit intangible	102	286	782	1,305	1,855
Deposits	1,352,484	1,340,051	1,339,390	1,212,919	1,211,713
Borrowings	21,049	60,768	51,069	64,318	12,921
Equity	187,150	197,634	204,780	212,364	216,121

Selected Operating Data:
Interest and dividend income	$61,287	$56,179	$50,928	$48,962	$49,349
Interest expense	9,217	6,089	3,970	2,814	3,046
Net interest income	52,070	50,090	46,958	46,148	46,303
Provision for (recovery of) loan losses	145	(87)	(239)	(3,206)	(736)
Net interest income after provision for (recovery of) loan losses	51,925	50,177	47,197	49,354	47,039
Noninterest income	14,877	6,408	6,545	6,691	6,709
Noninterest expense	40,754	40,391	41,542	41,945	44,451
Income before income taxes	26,048	16,194	12,200	14,100	9,297
Income tax expense (benefit) (1) (2)	6,706	7,190	4,698	5,425	(31,317)
Net income	$19,342	$9,004	$7,502	$8,675	$40,614
Basic earnings per common share	$1.11	$0.49	$0.40	$0.44	$2.01
Diluted earnings per common share	$1.11	$0.49	$0.39	$0.44	$2.01
(footnotes on following page)

	At and For the Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	1.24%	0.56%	0.49%	0.60%	2.83%
Return on equity (ratio of net income to average equity)	9.92	4.44	3.60	4.03	22.58
Net interest rate spread (3)	3.30	3.15	3.19	3.36	3.35
Net interest margin (4)	3.51	3.28	3.28	3.43	3.40
Efficiency ratio (5)	60.88	71.49	77.64	79.38	83.85
Noninterest expense to average total assets	2.61	2.50	2.72	2.90	3.10
Average interest-earning assets to average interest-bearing liabilities	133.34	131.70	135.09	132.32	123.09
Dividends declared per share	$0.37	$0.28	$0.21	$0.20	$0.08
Dividend payout ratio	33.34%	57.23%	55.07%	47.80%	4.20%
Asset Quality Ratios:
Nonperforming assets to total assets (6)	0.17%	0.29%	0.44%	0.70%	1.27%
Nonperforming loans to total loans	0.11	0.18	0.25	0.29	1.03
Allowance for loan losses to nonperforming loans	560.93	350.04	246.57	271.30	98.17
Allowance for loan losses to total loans	0.64	0.63	0.62	0.78	1.01
Net (charge-offs) recoveries to average loans outstanding	(0.01)	0.03	(0.11)	0.08	(0.13)
Capital Ratios:
Equity to total assets at end of period	11.81%	12.16%	12.64%	14.04%	14.75%
Average equity to average assets	12.51	12.53	13.62	14.88	12.54
Tier 1 leverage ratio (Bank only)	11.03	11.08	10.27	11.33	11.45
Other Data:
Number of full-service offices	19	19	19	19	19
Employees (full-time equivalents)	236	236	246	251	269

(1)	Income tax expense (benefit) for the year ended December 31, 2017 includes a $2.5 million increase to expense related to the Tax Cuts and Job Act of 2017.

(2)	Income tax expense (benefit) for the year ended December 31, 2014 includes a full recovery of the deferred tax asset valuation allowance of $35.1 million.

(3)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(4)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(5)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(6)	Nonperforming assets include nonperforming loans and other real estate owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis that follows focuses on certain factors affecting our consolidated financial condition at December 31, 2018 and 2017, and our consolidated results of operations for the two years ended December 31, 2018. Our consolidated financial statements, the related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.
Overview
The Company recorded net income of $19.3 million for the year ended December 31, 2018 and basic and diluted earnings per share for the year ended December 31, 2018 were $1.11.
For the year December 31, 2018, commercial and industrial loans increased by $34.9 million (22.8%), multi-family real estate loans increased by $31.5 million (5.4%) and middle-market commercial leases increased by $30.6 million (29.8%). These increases were partially offset by planned declines in the balances of residential mortgage loans and investment-grade commercial leases. Total commercial-related loan balances reached a new record level of $1.26 billion at the end of 2018, and now comprise 94.6% of the Company’s total loans, compared to 92.5% at the end of 2017.
The Company’s asset quality remained favorable in 2018. The ratio of nonperforming loans to total loans was 0.11% and the ratio of nonperforming assets to total assets was 0.17% at December 31, 2018. Nonperforming commercial-related loans represented 0.02% of total commercial-related loans.
Total retail and commercial deposits were stable in 2018. The Company introduced several new deposit account types to attract new customers and expand relationships with existing customers. The Company’s liquid assets were 11.8% of total assets at December 31, 2018. The Company intends to continue to develop new products, service delivery channels and marketing capabilities to further position it for future loan and deposit growth, and the expansion of noninterest income.
The Company’s capital position remained strong with a Tier 1 leverage ratio of 11.82%. During 2018, the Company increased its quarterly dividend rate by 25% to $0.10 per share from $0.08 per share. The Company repurchased 1,476,963 common shares during the year ended December 31, 2018, which represented 8.2% of the Company’s common shares that were outstanding on December 31, 2017. The Company’s tangible book value per share increased in 2018 by 3.3% to $11.35 per share.
Results of Operations
Net Income
Comparison of Year 2018 to 2017. We recorded net income of $19.3 million for the year ended December 31, 2018, compared to net income of $9.0 million for 2017. The increase in net income was primarily due to increased net interest income and noninterest income. Our basic earnings per share of common stock was $1.11 for the year ended December 31, 2018, compared to $0.49 per share of common stock for the year ended December 31, 2017. Our 2018 results include $7.0 million of realized and unrealized gains on sale of the Company’s Class B Visa common shares and $1.4 million income from a death benefit on a bank-owned life insurance policy as a result of the death of a retired Bank executive.
Net Interest Income
Net interest income is our primary source of revenue. Net interest income equals the excess of interest income (including discount accretion on purchased impaired loans) plus fees earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest-earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average interest-earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds, principally noninterest-bearing demand deposits and stockholders' equity, also support interest-earning assets.
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

	Years Ended December 31,
	2018			2017			2016
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,289,121	$57,052	4.43%	$1,323,376	$53,227	4.02%	$1,231,948	$49,025	3.98%
Securities	105,831	2,229	2.11	106,534	1,474	1.38	108,467	1,228	1.13
Stock in FHLB and FRB	8,212	428	5.21	8,494	409	4.82	6,730	89	1.32
Other	81,941	1,578	1.93	88,548	1,069	1.21	83,901	586	0.70
Total interest-earning assets	1,485,105	61,287	4.13	1,526,952	56,179	3.68	1,431,046	50,928	3.56
Noninterest-earning assets	73,930			90,464			96,973
Total assets	$1,559,035			$1,617,416			$1,528,019
Interest-bearing Liabilities:
Savings deposits	$157,350	286	0.18	$160,266	186	0.12	$158,312	171	0.11
Money market accounts	278,366	1,985	0.71	304,868	1,204	0.39	318,248	989	0.31
NOW accounts	279,422	856	0.31	274,585	537	0.20	253,810	376	0.15
Certificates of deposit	352,731	5,434	1.54	364,792	3,511	0.96	304,194	2,329	0.77
Total deposits	1,067,869	8,561	0.80	1,104,511	5,438	0.49	1,034,564	3,865	0.37
Borrowings	45,870	656	1.43	54,899	651	1.19	24,764	105	0.42
Total interest-bearing liabilities	1,113,739	9,217	0.83	1,159,410	6,089	0.53	1,059,328	3,970	0.37
Noninterest-bearing deposits	226,605			233,200			239,361
Noninterest-bearing liabilities	23,630			22,127			21,142
Total liabilities	1,363,974			1,414,737			1,319,831
Equity	195,061			202,679			208,188
Total liabilities and equity	$1,559,035			$1,617,416			$1,528,019
Net interest income		$52,070			$50,090			$46,958
Net interest rate spread (1)			3.30%			3.15%			3.19%
Net interest-earning assets (2)	$371,366			$367,542			$371,718
Net interest margin (3)			3.51%			3.28%			3.28%
Ratio of interest-earning assets to interest-bearing liabilities	133.34%			131.70%			135.09%
_________________

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Year 2018 to 2017. Net interest income increased by $2.0 million, or 4.0%, to $52.1 million for the year ended December 31, 2018, from $50.1 million for the year ended December 31, 2017. Our net interest rate spread increased 15 basis points to 3.30% for the year ended December 31, 2018, from 3.15% for 2017. Our net interest margin increased 23 basis points to 3.51% for the year ended December 31, 2018, from 3.28% for 2017. The increase in the net interest rate spread resulted from increased average yields, which were partially offset by decreased average balances of interest-earning assets and increased costs of funds. A decrease in the average balances of interest-bearing liabilities partially offset the decrease in the average balances of interest-earning assets and the increase in the costs of funds. Our average interest-earning assets decreased $41.8 million to $1.485 billion for the year ended December 31, 2018, from $1.527 billion for 2017. Our average interest-bearing liabilities decreased $45.7 million to $1.114 billion for the year ended December 31, 2018, from $1.159 billion for 2017.
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

	Years Ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase	Volume	Rate	Total Increase
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,422)	$5,247	$3,825	$3,701	$501	$4,202
Securities	(10)	765	755	(22)	268	246
Stock in FHLB and FRB	(14)	33	19	29	291	320
Other	(85)	594	509	34	449	483
Total interest-earning assets	(1,531)	6,639	5,108	3,742	1,509	5,251
Interest-bearing liabilities:
Savings deposits	(3)	103	100	2	13	15
Money market accounts	(112)	893	781	(41)	256	215
NOW accounts	10	309	319	32	129	161
Certificates of deposit	(120)	2,043	1,923	528	654	1,182
Borrowings	(116)	121	5	218	328	546
Total interest-bearing liabilities	(341)	3,469	3,128	739	1,380	2,119
Change in net interest income	$(1,190)	$3,170	$1,980	$3,003	$129	$3,132

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
We recorded a provision for loan losses of $145,000 for the year ended December 31, 2018, compared to a recovery of loan losses of $87,000 for the year ended December 31, 2017. The provision or recovery for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment increased $77,000, or 0.9%, to $8.4 million at December 31, 2018 and 2017. This increase occurred primarily because the growth in our loan portfolio focused on loan types with higher risk factors, primarily commercial-related loans. Net charge-offs were $41,000 for the year ended December 31, 2018, compared to recoveries of $326,000 for the year ended December 31, 2017. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies,” “Risk Classification of Loans” and “Allowance for Loan Losses.”
Noninterest Income

	Years Ended December 31,
	2018	2017	Change
	(Dollars in thousands)
Deposit service charges and fees	$3,968	$3,953	$15
Loan servicing fees	439	326	113
Commercial mortgage brokerage fees	138	—	138
Residential mortgage banking fees	119	215	(96)
Gain on sale of equity securities	3,558	—	3,558
Unrealized gain on equity securities	3,427	—	3,427
Gain on sale of premises held-for-sale	93	—	93
Trust and insurance commissions and annuities income	937	971	(34)
Earnings on bank owned life insurance	174	265	(91)
Bank-owned life insurance death benefit	1,389	—	1,389
Other	635	678	(43)
Total noninterest income	$14,877	$6,408	$8,469
Comparison of Year 2018 to 2017. Our noninterest income increased by $8.5 million to $14.9 million for the year ended December 31, 2018, from $6.4 million in 2017. Our 2018 noninterest income included $7.0 million of realized and unrealized gains on sale of the Company’s Class B Visa common shares and our receipt of a $1.4 million death benefit on a bank-owned life insurance policy as a result of the death of a retired Bank executive. Loan servicing fees increased $113,000, or 34.7%, to $439,000 for the year ended December 31, 2018, from $326,000 for the year ended December 31, 2017, the increase was primarily due to increased credit risk management fees and loan commitment fees. We recorded $138,000 in commercial mortgage brokerage fees for the year ended December 31, 2018 as compensation for commercial loans that we placed with other institutions. Residential mortgage banking fees decreased $96,000, or 44.7%, to $119,000 for the year ended December 31, 2018. The Company no longer originates one-to-four family residential mortgage loans. All of the loans the Company currently originates are commercial-related loans, such as multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases. On April 23, 2018, the Bank sold its office building located at 15W060 North Frontage Road, Burr Ridge, Illinois. A net gain of $93,000 was recorded in 2018 in connection with the sale. In August 2018, we signed a five-year lease, expiring November 2023, for a portion of the office space in the same Burr Ridge building. Future rental payments for the duration of the five-year lease term will be approximately $2.2 million. Trust and insurance commissions and annuities income declined by $34,000, or 3.5%, to $937,000 for the year ended December 31, 2018, due to lower sales of annuity products and property and casualty insurance, related in part to the consolidation of our Wealth Management Department into our Trust Department.

Noninterest Expense

	Years Ended December 31,
	2018	2017	Change
	(Dollars in thousands)
Compensation and benefits	$22,987	$21,767	$1,220
Office occupancy and equipment	6,817	6,623	194
Advertising and public relations	848	1,004	(156)
Information technology	2,792	2,743	49
Supplies, telephone and postage	1,433	1,366	67
Amortization of intangibles	184	496	(312)
Nonperforming asset management	353	340	13
Loss on sale other real estate owned	56	45	11
Valuation adjustments of other real estate owned	27	333	(306)
Operations of other real estate owned	349	545	(196)
FDIC insurance premiums	437	587	(150)
Other	4,471	4,542	(71)
Total noninterest expense	$40,754	$40,391	$363
Comparison of Year 2018 to 2017. Noninterest expense increased by $363,000, or 0.9%, to $40.8 million, for the year ended December 31, 2018, from $40.4 million, for the year ended December 31, 2017. Compensation and benefits expense increased $1.2 million, or 5.6%, to $23.0 million for the year ended December 31, 2018, from $21.8 million in 2017. The increase was primarily due to $1.1 million in accrued expense related to a certain employment contract termination and severance payments. Office occupancy expense increased by $194,000, or 2.9%, to $6.8 million for the year ended December 31, 2018 from $6.6 million in 2017, primarily due to a $482,000 increase in rent expense and a $132,000 increase in snow removal expense, which were partially offset by a decrease in building and furniture and fixtures depreciation of $328,000. Advertising and marketing expense decreased by $156,000, or 15.5%, to $848,000 for the year ended December 31, 2018, from $1.0 million in 2017. Noninterest expense for 2018 included $785,000 of nonperforming asset management and OREO expenses, compared to $1.3 million for 2017. Nonperforming asset management expenses increased $13,000, or 3.8%, to $353,000 for the year ended December 31, 2018, compared to $340,000 in 2017. OREO expenses for the year ended December 31, 2018 totaled $432,000, compared to $923,000 in 2017. We recorded $27,000 of valuation adjustments to OREO properties for the year ended December 31, 2018, compared to a $333,000 valuation adjustment in 2017. In addition, legal and real estate tax expense decreased a combined $206,000; this was partially offset by a $69,000 increase in repairs and maintenance. FDIC insurance expense decreased by $150,000, or 25.6%, to $437,000 for the year ended December 31, 2018, due to a lower assessment rate. Other noninterest expense decreased $71,000, or 1.6%, to $4.5 million for the year ended December 31, 2018, from $4.5 million for the year ended December 31, 2017.
Income Taxes
Comparison of Year 2018 to 2017. For the year ended December 31, 2018 we recorded income tax expense of $6.7 million, compared to $7.2 million recorded in 2017. The effective tax rate for the year ended December 31, 2018 was 25.74%, compared to 44.77% for the same period in 2017, due to the inclusion of a $2.5 million expense related to the Tax Cuts and Job Act of 2017 and $879,000 benefit due to an increase in our Illinois income tax rate from 7.75% to 9.50%, which resulted in an increase in the deferred tax asset related to our Illinois net operating loss carryforward.
Comparison of Financial Condition at December 31, 2018 and December 31, 2017
Total assets decreased $40.2 million, or 2.5%, to $1.585 billion at December 31, 2018, from $1.626 billion at December 31, 2017. The decrease in total assets was primarily due to decreases in cash and cash equivalents, securities available-for-sale, premises held-for-sale, bank owned life insurance and deferred taxes, which were partially offset by an increase in loans receivable. Net loans increased $9.1 million, or 0.7%, to $1.324 billion at December 31, 2018, from $1.315 billion at December 31, 2017. Net securities decreased by $5.2 million, or 5.6%, to $88.2 million at December 31, 2018, from $93.4 million at December 31, 2017.
Our loan portfolio consists primarily of multi-family real estate, nonresidential real estate, construction and land loans, commercial loans and commercial leases, which together totaled 94.6% of gross loans at December 31, 2018. Net loans receivable increased $9.1 million, or 0.7%, to $1.324 billion at December 31, 2018. Commercial loans increased $34.9 million, or 22.8%; and multi-family mortgage loans increased by $31.5 million, or 5.4%. Construction and land loans decreased by $1.2 million, or 87.3%;

commercial leases decreased by $10.7 million, or 3.4%; nonresidential real estate loans decreased $17.5 million, or 10.3%; and one-to-four family residential mortgage loans decreased by $27.4 million, or 28.1%.
Our allowance for loan losses increased by $104,000, or 1.2%, to $8.5 million at December 31, 2018, from $8.4 million at December 31, 2017. The increase reflected the combined impact of a $145,000 provision for loan losses partially offset by net charge-offs of $41,000.
Securities decreased $5.2 million, or 5.6%, to $88.2 million at December 31, 2018, from $93.4 million at December 31, 2017, due primarily to proceeds from maturities of $114.6 million and repayments of $3.6 million on residential mortgage-backed securities and collateralized mortgage obligations. These repayments were partially offset by investment purchases and investments in FDIC-insured certificates of deposit issued by other insured depository institutions of $113.6 million.
Total liabilities decreased $29.7 million, or 2.1%, to $1.398 billion at December 31, 2018, from $1.428 billion at December 31, 2017, primarily due to a decrease in FHLB advances. Total deposits increased $12.4 million, to $1.352 billion at December 31, 2018, from $1.340 billion at December 31, 2017. Certificates of deposit increased $82.4 million, or 23.1%, to $438.3 million at December 31, 2018, from $356.0 million at December 31, 2017 due to an increase in retail products. Interest-bearing NOW accounts decreased $13.8 million, or 4.8%, to $275.8 million at December 31, 2018, from $289.7 million at December 31, 2017. Savings accounts decreased $8.2 million, or 5.1%, to $152.3 million at December 31, 2018, from $160.5 million at December 31, 2017. Noninterest-bearing demand deposits decreased $4.3 million, or 1.8%, to $230.0 million at December 31, 2018, from $234.4 million at December 31, 2017. Money market accounts decreased $43.6 million, or 14.6% to $256.0 million at December 31, 2018, from $299.6 million at December 31, 2017. Core deposits (which consist of savings, money market, noninterest-bearing demand and NOW accounts) were 67.6% and 73.4% of total deposits at December 31, 2018 and 2017, respectively.
Total stockholders’ equity was $187.2 million at December 31, 2018, compared to $197.6 million at December 31, 2017. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 1,476,963 shares of our common stock at a total cost of $23.3 million, and our declaration and payment of cash dividends totaling $6.4 million, during the year ended December 31, 2018. These items were partially offset by net income of $19.3 million that we recorded for the year ended December 31, 2018.
Securities
Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.
At December 31, 2018, our mortgage-backed securities and collateralized mortgage obligations (“CMOs”) reflected in the following table were issued by U.S. government-sponsored enterprises and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the federal government has affirmed its commitment to support. All securities reflected in the table were classified as available-for-sale at December 31, 2018, 2017 and 2016.

The following table sets forth the composition, amortized cost and fair value of our securities.

	At December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Securities:
Certificates of deposits	$73,507	$73,507	$75,916	$75,916	$85,938	$85,938
Municipal securities	509	509	—	—	—	—
Equity mutual funds	—	—	500	499	500	499
SBA - guaranteed loan participation certificates	—	—	10	10	17	17
Total	74,016	74,016	76,426	76,425	86,455	86,454
Mortgage-backed Securities:
Mortgage-backed securities - residential	10,116	10,478	11,969	12,472	14,561	15,184
CMOs and REMICs - residential	3,676	3,685	4,481	4,486	5,587	5,574
Total mortgage-backed securities	13,792	14,163	16,450	16,958	20,148	20,758
	$87,808	$88,179	$92,876	$93,383	$106,603	$107,212

	At December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Equity Investments (1)
Visa Class B Shares	$—	$3,427	$—	$—	$—	$—

(1)	Equity investments are included in Other Assets in the Consolidated Statements of Financial Condition.
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

Portfolio Maturities and Yields
The composition and maturities of the securities portfolio and the mortgage-backed securities portfolio at December 31, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis, as the amount is immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities:
Certificates of deposit	$73,507	2.65%	$—	—%	$—	—%	$—	—%
Municipal securities	102	4.00	407	4.00	—	—	—	—
	73,609	2.65	407	4.00	—	—	—	—

Mortgage-backed Securities:
Pass-through securities:
Fannie Mae	—	—	1	4.73	1,194	3.37	4,258	4.74
Freddie Mac	2	4.11	—	—	33	4.03	748	4.81
Ginnie Mae	—	—	30	3.75	—	—	3,850	3.22
CMOs and REMICs	—	—	240	3.73	131	3.88	3,305	2.75
	2	4.11	271	3.74	1,358	3.43	12,161	3.72
Total securities	$73,611	2.65%	$678	3.90%	$1,358	3.43%	$12,161	3.72%
The Bank is a member of the Federal Reserve System as a result of its conversion to a national bank charter on November 30, 2016. The aggregate cost of our FRB common stock as of December 31, 2018 was $5.2 million based on its par value. The Bank is also a member of the FHLB System. Members of the FHLB System are required to hold a certain amount of common stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2018 was $2.8 million based on its par value. There is no market for FRB and FHLB common stock. We purchased 1.0 million and 34,000 shares of FHLB capital stock during 2018 and 2017, respectively. We redeemed 1.0 million and 3.5 million shares of FHLB capital stock during 2018 and 2017, respectively. We purchased 119,900 shares of FRB common stock in 2017, and none in 2018. We redeemed 284,800 shares of FRB common stock in 2018. There were no FRB common share redemptions in 2017. As a member of the FHLB, we are required to own a certain amount of stock based on the level of borrowings and other factors, at December 31, 2018, we did not own any excess shares of FHLB common stock.
The Bank, as a member of Visa USA, received 51,404 unrestricted shares of Visa, Inc. Class B common stock in connection with Visa, Inc.’s initial public offering in 2007. The retroactive responsibility plan obligates all former Visa USA members to indemnify Visa USA, in proportion to their equity interests in Visa USA, for certain litigation losses and expenses, including settlement expenses, for the lawsuits covered by the retrospective responsibility plan. Due to the restrictions that the retrospective responsibility plan imposes on the Company’s Visa, Inc. Class B shares, the Company had not recorded the Class B shares as an asset at December 31, 2017.
The Bank sold 25,702 shares of Visa Class B common stock in the fourth quarter of 2018, leaving 25,702 in our portfolio. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use the valuation techniques permitted under ASC 820 Fair Value to evaluate the observed transaction(s) and adjust the fair value of the equity investment. Based on the existing transaction and the conversion ratio of 1.6298 at December 31, 2018, we recorded an unrealized gain of $3.4 million for the year ended December 31, 2018. This investment is included in Other Assets in the Statement of Financial Condition.

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
The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale, by type of loan.

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential	$70,371	5.29%	$97,814	7.40%	$135,218	10.25%	$159,501	12.86%	$180,337	15.24%
Multi-family mortgage	619,870	46.56	588,383	44.52	542,887	41.15	506,026	40.80	480,349	40.60
Nonresidential real estate	152,442	11.45	169,971	12.86	182,152	13.81	226,735	18.28	234,500	19.82
Construction and land	172	0.01	1,358	0.10	1,302	0.09	1,313	0.10	1,885	0.16
Commercial loans	187,406	14.08	152,552	11.54	99,088	7.51	79,516	6.41	66,882	5.65
Commercial leases	299,394	22.49	310,076	23.46	356,514	27.02	265,405	21.40	217,143	18.36
Consumer	1,539	0.12	1,597	0.12	2,255	0.17	1,831	0.15	2,051	0.17
	1,331,194	100.00%	1,321,751	100.00%	1,319,416	100.00%	1,240,327	100.00%	1,183,147	100.00%
Net deferred loan origination costs	1,069		1,266		1,663		1,621		1,199
Allowance for loan losses	(8,470)		(8,366)		(8,127)		(9,691)		(11,990)
Total loans, net	$1,323,793		$1,314,651		$1,312,952		$1,232,257		$1,172,356
We engage in multi-family lending activities in the Chicago Metropolitan Statistical Areas and in other carefully selected Metropolitan Statistical Areas outside of our primary lending area and engage in healthcare lending and commercial leasing activities on a nationwide basis. At December 31, 2018, $272.0 million, or 43.9%, or our multi-family loans were in the Metropolitan Statistical Area for Chicago, Illinois, while $68.5 million, or 11.0%, were in the Metropolitan Statistical Area for Dallas, Texas, $56.6 million, or 9.1%, were in the Metropolitan Statistical Area for Denver, Colorado, $41.6 million, or 6.7%, were in the Metropolitan Statistical Area for Tampa, Florida, $23.9 million, or 3.9%, were in the Metropolitan Statistical Area for San Antonio, Texas, and $20.1 million, or 3.3%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota.

Loan Portfolio Maturities
The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2018. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Within One Year	One Year Through Five Years	Beyond Five Years	Total
	(In thousands)
Scheduled Repayments of Loans:
One-to-four family residential	$6,300	$15,999	$48,072	$70,371
Multi-family mortgage	22,581	91,511	505,778	619,870
Nonresidential real estate	37,139	102,041	13,262	152,442
Construction and land	107	65	—	172
Commercial loans and leases	279,949	203,989	2,862	486,800
Consumer	229	926	384	1,539
	$346,305	$414,531	$570,358	$1,331,194

				Total
Loans Maturing After One Year:
Predetermined (fixed) interest rates				$355,898
Adjustable interest rates				628,991
				$984,889
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At December 31, 2018, we had no loans in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as-is,” “as-stabilized” or “as-improved” basis is most likely to produce the highest net realizable value. If we determine that the “as-stabilized” or “as-improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of December 31, 2018, substantially all impaired real estate loan collateral and OREO were valued on an “as-is basis.”
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
Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans
One-to-four family residential	$1,240	$2,027	$2,851	$2,455	$4,408
Multi-family mortgage	—	363	185	821	4,481
Nonresidential real estate	270	—	260	296	3,245
Commercial	—	—	—	—	76
Consumer	—	—	—	—	3
	1,510	2,390	3,296	3,572	12,213

Other real estate owned
One-to-four family residential	875	827	1,565	2,621	1,263
Multi-family mortgage	276	—	370	951	2,307
Nonresidential real estate	74	1,520	1,066	1,747	885
Land	1	4	894	1,692	1,903
	1,226	2,351	3,895	7,011	6,358
Total nonperforming assets	$2,736	$4,741	$7,191	$10,583	$18,571

Ratios
Nonperforming loans to total loans	0.11%	0.18%	0.25%	0.29%	1.03%
Nonperforming assets to total assets	0.17	0.29	0.44	0.70	1.27

Nonperforming Assets
Nonperforming assets decreased by $2.0 million in 2018, due in substantial part to the execution of the Company's plan to materially reduce nonperforming asset expenses. Nonperforming assets totaled $2.7 million at December 31, 2018, and $4.7 million at December 31, 2017. The decrease in nonperforming assets for the year ended December 31, 2018 reflected the disposition of $2.6 million of OREO and other nonperforming asset resolutions.
Approximately $1.5 million of nonaccrual loans were transferred to OREO during the year ended December 31, 2018. These were primarily residential, comprising the majority of the decrease in nonaccrual loans for the period. We continue to experience modest quantities of defaults on residential loans principally due either to the borrower’s personal financial condition or death, and/or deteriorated collateral value.
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
Troubled Debt Restructurings
The Company had $17,000 of TDRs at December 31, 2018 and 2017, with no specific valuation allowances allocated to those loans at December 31, 2018 and 2017. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs.
The following table presents the Company's TDRs by class.

	At December 31,
	2018	2017
	(In thousands)
One-to-four family residential real estate	$17	$17
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
Based on a review of our loans at December 31, 2018, classified loans consisted of $1.0 million of performing substandard loans and $1.5 million of nonperforming loans. As of December 31, 2018, we had $6.3 million of loans designated as special mention.
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
Net Charge-offs and Recoveries
The following table sets forth activity in our allowance for loan losses.

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$8,366	$8,127	$9,691	$11,990	$14,154
Charge-offs
One-to-four family residential	(231)	(318)	(539)	(386)	(873)
Multi-family mortgage	(35)	(10)	(79)	(198)	(1,230)
Nonresidential real estate	(93)	(165)	(1,718)	(391)	(1,727)
Construction and land	—	—	—	—	(1)
Commercial loans	(140)	—	—	(152)	(123)
Commercial leases	—	—	—	—	(8)
Consumer	(19)	(10)	(25)	(16)	(12)
	(518)	(503)	(2,361)	(1,143)	(3,974)
Recoveries
One-to-four family residential	206	145	321	702	418
Multi-family mortgage	34	70	162	182	100
Nonresidential real estate	—	17	200	509	423
Construction and land	2	—	35	44	377
Commercial loans	229	594	309	611	1,225
Commercial leases	5	2	7	1	—
Consumer	1	1	2	1	3
	477	829	1,036	2,050	2,546
Net (charge-offs) recoveries	(41)	326	(1,325)	907	(1,428)
Provision for (recovery of) loan losses	145	(87)	(239)	(3,206)	(736)
Balance at end of year	$8,470	$8,366	$8,127	$9,691	$11,990

Ratios
Net (charge-offs) recoveries to average loans outstanding	(0.01)%	0.03%	(0.11)%	0.08%	(0.13)%
Allowance for loan losses to nonperforming loans	560.93	350.04	246.57	271.30	98.17
Allowance for loan losses to total loans	0.64	0.63	0.62	0.78	1.01
We recorded a provision for loan losses of $145,000 in 2018, compared to a recovery of $87,000 in 2017. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment increased $77,000, or 0.9%, to $8.4 million at December 31, 2018 and 2017. The reserve established for loans individually evaluated for impairment increased $27,000, to $27,000 at December 31,

2018, from zero reserve at December 31, 2017. Net charge-offs were $41,000 and $1.3 million for the years ended December 31, 2018 and December 31, 2016, respectively, and we had $326,000 of net recoveries for the year ended December 31, 2017.
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

	At December 31,
	2018			2017			2016
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$699	$70,371	5.29%	$850	$97,814	7.40%	$1,168	$135,218	10.25%
Multi-family mortgage	3,991	619,870	46.56	3,849	588,383	44.52	3,647	542,887	41.15
Nonresidential real estate	1,476	152,442	11.45	1,605	169,971	12.86	1,794	182,152	13.81
Construction and land	4	172	0.01	32	1,358	0.10	32	1,302	0.09
Commercial loans	1,517	187,406	14.08	1,357	152,552	11.54	733	99,088	7.51
Commercial leases	755	299,394	22.49	655	310,076	23.46	714	356,514	27.02
Consumer	28	1,539	0.12	18	1,597	0.12	39	2,255	0.17
	$8,470	$1,331,194	100.00%	$8,366	$1,321,751	100.00%	$8,127	$1,319,416	100.00%

	At December 31,
	2015			2014
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$1,704	$159,501	12.86%	$2,148	$180,337	15.24%
Multi-family mortgage	3,610	506,026	40.80	5,205	480,349	40.60
Nonresidential real estate	2,582	226,735	18.28	2,940	234,500	19.82
Construction and land	43	1,313	0.10	80	1,885	0.16
Commercial loans	654	79,516	6.41	554	66,882	5.65
Commercial leases	1,073	265,405	21.40	1,009	217,143	18.36
Consumer	25	1,831	0.15	54	2,051	0.17
	$9,691	$1,240,327	100.00%	$11,990	$1,183,147	100.00%
Sources of Funds
Deposits. At December 31, 2018, our deposits totaled $1.352 billion. Interest-bearing deposits totaled $1.122 billion and noninterest-bearing demand deposits totaled $230.0 million. NOW, savings and money market accounts totaled $684.1 million. Noninterest-bearing demand deposits at December 31, 2018 included $5,000 in internal checking accounts. At December 31, 2018, we had $438.3 million of certificates of deposit outstanding, of which $290.2 million had maturities of one year or less and $69.9 million were brokered deposits. Although a significant portion of our certificates of deposit are shorter-term certificates of deposit, we believe, based on historical experience and our current pricing strategy, that we will retain a significant portion of the non-brokered accounts upon maturity.
The following table sets forth the distribution of total deposit accounts, by account type.

	Years Ended December 31,
	2018			2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand:
Retail	$132,053	10.20%	—%	$136,214	10.18%	—%	$139,974	10.99%	—%
Commercial	94,552	7.30	—	96,986	7.25	—	99,387	7.80	—
Total noninterest-bearing demand	226,605	17.50	—	233,200	17.43	—	239,361	18.79	—
Savings deposits	157,350	12.16	0.18	160,266	11.98	0.12	158,312	12.43	0.11
Money market accounts	278,366	21.50	0.71	304,868	22.79	0.39	318,248	24.98	0.31
Interest-bearing NOW accounts	279,422	21.59	0.31	274,585	20.53	0.20	253,810	19.92	0.15
Certificates of deposit	352,731	27.25	1.54	364,792	27.27	0.96	304,194	23.88	0.77
	$1,294,474	100.00%		$1,337,711	100.00%		$1,273,925	100.00%

The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2018:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$55,880	$50,749	$57,910	$75,104	$239,643
Certificates of deposit of $100,000 or more	43,210	22,341	60,129	73,005	198,685
Total certificates of deposit	$99,090	$73,090	$118,039	$148,109	$438,328
Borrowings. Our borrowings consist primarily of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings.

	At or For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance at end of year	$21,049	$60,768	$51,069
Average balance during year	45,870	54,899	24,764
Maximum outstanding at any month end	60,983	61,162	86,878
Weighted average interest rate at end of year	2.51%	1.33%	0.66%
Average interest rate during year	1.43	1.19	0.42
At December 31, 2018, we had the capacity to borrow an additional $311.8 million under our credit facilities with the FHLB. Furthermore, we had unpledged securities that could be used to support in excess of $12.0 million of additional FHLB borrowings.
At December 31, 2018, we had a line of credit with the FRB. At December 31, 2018, there were no outstanding federal funds borrowings and there was no outstanding balance on the line of credit.
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
Management of Interest Rate Risk
Qualitative Analysis. A significant form of market risk is interest rate risk. Interest rate risk results from timing differences in the maturity or repricing of our assets, liabilities and off-balance-sheet contracts (i.e., forward loan commitments), the effect of loan prepayments and deposit withdrawals, the difference in the behavior of lending and funding rates arising from the use of different indices and “yield curve risk” arising from changing rate relationships across the spectrum of maturities for constant or variable credit risk investments. In addition to directly affecting net interest income, changes in market interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable-rate loans, the volume of loan prepayments and refinancings, the carrying value of investment securities classified as available-for-sale and the flow and mix of deposits.
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
Quantitative Analysis. The following table sets forth, as of December 31, 2018, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(37,380)	(15.48)%	$(127)	(0.23)%
+300	(24,164)	(10.00)	15	0.03
+200	(13,444)	(5.57)	125	0.23
+100	(5,278)	(2.19)	159	0.29
0
-100	(691)	(0.29)	499	0.92
The table set forth above indicates that at December 31, 2018, in the event of an immediate 100 basis point decrease in interest rates, the Bank would be expected to experience a 0.29% decrease in NPV and a $499,000 increase in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 5.57% decrease in NPV and a $125,000 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment of one-to-four family residential mortgage loans, multi-family mortgage loans, nonresidential real estate loans, commercial leases, construction and land loans, and commercial loans and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2018 and 2017, our loans originated or purchased for investment totaled $995.3 million and $663.8 million, respectively. Purchases of securities totaled $113.6 million and $65.1 million for the years ended December 31, 2018 and 2017, respectively. These activities were funded primarily by principal repayments on loans and securities, and the sale of loans and securities.
During the years ended December 31, 2018 and 2017, principal repayments on loans totaled $984.2 million and $654.7 million, respectively. During the years ended December 31, 2018 and 2017, principal repayments on securities totaled $3.6 million and $3.4 million, respectively. During the years ended December 31, 2018 and 2017, proceeds from maturities and sales of securities totaled $118.6 million and $75.5 million, respectively. During the year ended December 31, 2017, the proceeds from the sale of loans held-for-sale totaled $1.4 million, respectively. There were no sales of loans during the year ended December 31, 2018.
Loan origination commitments totaled $75.2 million at December 31, 2018, and consisted of $44.5 million of fixed-rate loans and $30.7 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers totaled $152.6 million and $6.0 million, respectively, at December 31, 2018. At December 31, 2018, there were no commitments to sell mortgages.
Deposit flows are generally affected by the level of market interest rates, the interest rates and other terms and conditions on deposit products offered by our banking competitors, and other factors. We had net deposit increases of $12.4 million and $661,000 for the years ended December 31, 2018 and 2017, respectively. Certificates of deposit that are scheduled to mature in one year or less at December 31, 2018 totaled $290.2 million.
We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and may utilize additional sources of funds through FHLB advances, of which $20.0 million were outstanding at December 31, 2018. At December 31, 2018 we had the ability to borrow an additional $311.8 million under our credit facilities with the FHLB. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $12.0 million. Finally, at December 31, 2018, we had a line of credit available with the FRB. At December 31, 2018, there was no outstanding balance on this credit line.
Liquidity Management - Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $11.2 million of cash and cash equivalents and any cash dividends it may receive from the Bank.
During 2018, we paid $23.3 million to repurchase shares of our common stock and paid $6.4 million in cash dividends to stockholders, using the dividends received from the Bank.

As of December 31, 2018, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of December 31, 2018, we had no other material commitments for capital expenditures.
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
At December 31, 2018, actual and required capital ratios were:

	Consolidated Actual Ratio	BankFinancial NA Actual Ratio	Required for Capital Adequacy Purposes	To be Well-Capitalized under Prompt Corrective Action Provisions
Total capital (to risk-weighted assets)	16.33%	15.30%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	15.61	14.57	6.00	8.00
Common Tier 1 (CET1)	15.61	14.57	4.50	6.50
Tier 1 (core) capital (to adjusted total assets)	11.82	11.03	4.00	5.00
As of December 31, 2018 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
Capital Management - Company. Total stockholders’ equity was $187.2 million at December 31, 2018, compared to $197.6 million at December 31, 2017. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 1,476,963 shares of our common stock at a total cost of $23.3 million, and our declaration and payment of cash dividends totaling $6.4 million, during the year ended December 31, 2018. These items were partially offset by net income of $19.3 million that we recorded for the year ended December 31, 2018.
Cash Dividends. Our Board of Directors declared four quarterly cash dividends totaling $6.4 million during 2018, consisting of a cash dividend of $0.08 per share for the first quarter of 2018, a cash dividend of $0.09 per share for the second quarter of 2018 and a $0.10 per share cash dividend for the third and fourth quarter of 2018.
Stock Repurchase Program. On March 28, 2018, the Board extended the expiration date of the Company's share repurchase authorization from June 30, 2018 to April 30, 2019, and increased the total number of shares authorized for repurchase by 500,000 shares. On November 16, 2018, October 16, 2018 and September 6, 2018, the Board increased the total number of shares authorized for repurchase by 800,000 shares, 180,000 shares and 250,000 shares, respectively. As of December 31, 2018, the Company had repurchased 4,064,742 shares of its common stock out of the 4,560,755 shares of common stock authorized under the above repurchase authorizations. Since its inception, the Company has repurchased 8,303,876 shares of its common stock.
Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans that we make. Although we consider commitments to extend credit in determining our allowance for loan losses, at December 31, 2018, we had made no provision for losses on commitments to extend credit, and had no specific or general allowance for losses on such commitments, as we have had no historical loss experience with commitments to extend credit and we believed that no probable and reasonably estimable losses were inherent in our portfolio as a result of our commitments to extend credit. For additional information, see Note 14 of the "Notes to Consolidated Financial Statements" in Item 8 of this Annual Report on Form 10-K.
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
Although we determined a valuation allowance was not required for any deferred tax assets at December 31, 2018 and 2017, there is no guarantee that a valuation allowance will not be required in the future.

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
Management assessed the Company’s internal control over financial reporting as of December 31, 2018, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this assessment, management concludes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.
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
Burr Ridge, Illinois
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of BankFinancial Corporation (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
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
/s/ Crowe LLP
We have served as the Company's auditor since 1989
Oak Brook, Illinois
February 11, 2019

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Cash and due from other financial institutions	$13,805	$13,572
Interest-bearing deposits in other financial institutions	84,399	114,020
Cash and cash equivalents	98,204	127,592
Securities available-for-sale, at fair value	88,179	93,383
Loans receivable, net of allowance for loan losses: December 31, 2018, $8,470 and December 31, 2017, $8,366	1,323,793	1,314,651
Other real estate owned, net	1,226	2,351
Stock in Federal Home Loan Bank and Federal Reserve Bank, at cost	8,026	8,290
Premises held-for-sale	—	5,667
Premises and equipment, net	25,205	24,856
Accrued interest receivable	4,952	4,619
Core deposit intangible	102	286
Bank owned life insurance	18,809	22,859
Deferred taxes	6,235	12,563
Other assets	10,594	8,441
Total assets	$1,585,325	$1,625,558

Liabilities
Deposits
Noninterest-bearing	$230,041	$234,354
Interest-bearing	1,122,443	1,105,697
Total deposits	1,352,484	1,340,051
Borrowings	21,049	60,768
Advance payments by borrowers for taxes and insurance	10,531	11,645
Accrued interest payable and other liabilities	14,111	15,460
Total liabilities	1,398,175	1,427,924
Commitments and contingent liabilities
Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 16,481,514 shares issued at December 31, 2018 and 17,958,723 shares issued at December 31, 2017	165	179
Additional paid-in capital	130,547	153,811
Retained earnings	56,167	43,274
Accumulated other comprehensive income	271	370
Total stockholders’ equity	187,150	197,634
Total liabilities and stockholders’ equity	$1,585,325	$1,625,558

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the years ended December 31,
	2018	2017
Interest and dividend income
Loans, including fees	$57,052	$53,227
Securities	2,229	1,474
Other	2,006	1,478
Total interest income	61,287	56,179
Interest expense
Deposits	8,561	5,438
Borrowings	656	651
Total interest expense	9,217	6,089
Net interest income	52,070	50,090
Provision for (recovery of) loan losses	145	(87)
Net interest income after provision for (recovery of) loan losses	51,925	50,177

Noninterest income
Deposit service charges and fees	3,968	3,953
Loan servicing fees	439	326
Mortgage brokerage and banking fees	257	215
Gain on sale of equity securities	3,558	—
Unrealized gains on equity securities	3,427	—
Gain on sale of premises held-for-sale	93	—
Trust and insurance commissions and annuities income	937	971
Earnings on bank owned life insurance	174	265
Bank-owned life insurance death benefit	1,389	—
Other	635	678
Total noninterest income	14,877	6,408

Noninterest expense
Compensation and benefits	22,987	21,767
Office occupancy and equipment	6,817	6,623
Advertising and public relations	848	1,004
Information technology	2,792	2,743
Supplies, telephone, and postage	1,433	1,366
Amortization of intangibles	184	496
Nonperforming asset management	353	340
Operations of other real estate owned	432	923
FDIC insurance premiums	437	587
Other	4,471	4,542
Total noninterest expense	40,754	40,391
Income before income taxes	26,048	16,194
Income tax expense	6,706	7,190
Net income	$19,342	$9,004
Basic earnings per common share	$1.11	$0.49
Diluted earnings per common share	$1.11	$0.49
Weighted average common shares outstanding	17,434,345	18,279,899
Diluted weighted average common shares outstanding	17,434,345	18,280,336

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the years ended December 31,
	2018	2017
Net income	$19,342	$9,004
Unrealized holding loss on securities arising during the period	(136)	(102)
Tax effect	37	36
Comprehensive loss, net of tax	(99)	(66)
Comprehensive income	$19,243	$8,938

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except shares and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2017	192	173,047	39,483	(8,318)	376	204,780
Net income	—	—	9,004	—	—	9,004
Other comprehensive loss, net of tax effect	—	—	—	—	(66)	(66)
Reclassification for the Tax Cuts and Jobs Act	—	—	(60)	—	60	—
Net exercise of stock options (198,026 shares)	2	(1,239)	—	—	—	(1,237)
Prepayment of ESOP Share Acquisition Loan	(8)	(7,185)		8,318	—	1,125
Repurchase and retirement of common stock (719,573 shares)	(7)	(10,812)	—	—	—	(10,819)
Cash dividends declared on common stock ($0.28 per share)	—	—	(5,153)	—	—	(5,153)
Balance at December 31, 2017	179	153,811	43,274	—	370	197,634
Net income	—	—	19,342	—	—	19,342
Other comprehensive loss, net of tax effect	—	—	—	—	(99)	(99)
Repurchase and retirement of common stock (1,476,963 shares)	(14)	(23,270)	—	—	—	(23,284)
Nonvested stock awards-stock-based compensation expense	—	6	—	—	—	6
Cash dividends declared on common stock ($0.37 per share)	—	—	(6,449)	—	—	(6,449)
Balance at December 31, 2018	$165	$130,547	$56,167	$—	$271	$187,150

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$19,342	$9,004
Adjustments to reconcile to net income to net cash from operating activities
Provision for (recovery of) loan losses	145	(87)
Prepayment of ESOP Share Acquisition Loan	—	1,125
Stock–based compensation expense	6	—
Depreciation and amortization	3,323	3,789
Amortization and accretion on securities and loans	11	(123)
Amortization of intangibles	184	496
Amortization and impairment of servicing assets	94	109
Net change in net deferred loan origination costs	197	397
Net loss on sale of other real estate owned	56	45
Net gain on sale of loans	—	(76)
Net gain on sale of equity securities	(3,558)	—
Unrealized gains on equity securities	(3,427)	—
Net gain on disposition of premises held-for-sale	(93)	—
Loans originated for sale	—	(1,288)
Proceeds from sale of loans	—	1,364
Other real estate owned valuation adjustments	27	333
Net change in:
Deferred income tax	6,328	9,848
Accrued interest receivable	(333)	(238)
Earnings on bank owned life insurance	(174)	(265)
Other assets	(94)	(3,406)
Accrued interest payable and other liabilities	(1,349)	1,703
Net cash from operating activities	20,685	22,730
Cash flows from investing activities
Securities
Proceeds from maturities	114,583	75,460
Proceeds from principal repayments	3,587	3,388
Proceeds from sale of equity securities	4,059	—
Purchases of securities	(113,614)	(65,128)
Loans receivable
Loan participations sold	—	3,615
Principal payments on loans receivable	984,166	654,702
Purchases of loans	—	(23,451)
Originated for investment	(995,257)	(640,340)
Redemption of FHLB and FRB stock	1,312	3,514
Purchase of FHLB and FRB stock	(1,048)	(154)
Bank-owned life insurance death benefit	4,224	—
Proceeds from sale of premises held-for-sale	5,485	—
Proceeds from sale of other real estate owned	2,172	3,932
Purchase of premises and equipment, net	(1,609)	(1,133)
Net cash from investing activities	8,060	14,405

(Continued)

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	For the years ended December 31,
	2018	2017
Cash flows from financing activities
Net change in:
Deposits	$12,433	$661
Borrowings	(39,719)	9,699
Advance payments by borrowers for taxes and insurance	(1,114)	604
Repurchase and retirement of common stock	(23,284)	(10,819)
Cash dividends paid on common stock	(6,449)	(5,153)
Shares retired for tax liability	—	(1,219)
Net cash used in financing activities	(58,133)	(6,227)
Net change in cash and cash equivalents	(29,388)	30,908
Beginning cash and cash equivalents	127,592	96,684
Ending cash and cash equivalents	$98,204	$127,592

Supplemental disclosures of cash flow information:
Interest paid	$9,073	$6,044
Income taxes paid	342	427
Income taxes refunded	—	6
Loans transferred to other real estate owned	1,482	2,766
Premises transferred to held-for-sale	—	5,677

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
Nature of Business: The Company’s revenues, operating income, and assets are primarily from the banking industry. Loan origination customers are mainly located in the greater Chicago metropolitan area. To supplement loan originations, the Company purchases loans. The loan portfolio is concentrated in loans that are primarily secured by real estate.
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
Securities available-for-sale: Debt securities are classified as available-for-sale when they might be sold before maturity. Prior to January 1, 2018, equity securities with readily determinable fair values were classified as available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are based on the amortized cost of the security sold. Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In determining if losses are other-than-temporary, management considers: (1) the length of time and extent that fair value has been less than cost or adjusted cost, as applicable, (2) the financial condition and near term prospects of the issuer, and (3) whether the Company has the intent to sell the debt security or it is more likely than not that the Company will be required to sell the debt security before the anticipated recovery.
Securities also include investments in certificates of deposit with maturities of greater than 90 days. These certificates of deposit are placed with insured institutions for varying maturities and amounts that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”).
Equity Securities: Following our adoption of ASU 2016-01 on January 1, 2018, as described in "Recent Accounting Pronouncements," we account for our investments in equity securities in accordance with ASC 321-10 Investments - Equity Securities. Our equity securities may be classified into two categories and accounted for as follows:

•	Equity securities with a readily determinable fair value are reported at fair value, with unrealized gains and losses included in earnings. Any dividends received are recorded in interest income.

•
Equity securities without a readily determinable fair value are reported at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and their impact on fair value. Any dividends received are recorded in interest income.

In 2018, equity investments include our investment in Visa Class B shares. The fair value of equity investments with readily determinable fair values is primarily obtained from third-party pricing services. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use the valuation techniques permitted under ASC 820 Fair Value to evaluate the observed transaction(s) and adjust the fair value of the equity investment.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 321-10 also provides guidance related to accounting for impairment of equity securities without readily determinable fair values. The qualitative assessment to determine whether impairment exists requires the use of our judgment in certain circumstances. If, after completing the qualitative assessment we conclude an equity investment without a readily determinable fair value is impaired, a loss for the difference between the equity investment’s carrying value and its fair value may be recognized as a reduction to noninterest income in the Consolidated Statements of Operations.
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
Impaired Loans: Impaired loans principally consist of nonaccrual loans and troubled debt restructurings (“TDRs”). A loan is considered impaired when, based on current information and events, management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan's observable fair value, the fair value of the underlying collateral less selling costs if the loan is collateral-dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate. If the measurement of the impaired loan is less than the recorded investment in the loan, the bank's allowance for the impaired collateral dependent loan under ASC 310-10-35 is based on fair value (less costs to sell), but the charge-off (the confirmed “loss”) is based on the appraised value. The remaining recorded investment in the loan after the charge-off will have a loan loss allowance for the amount by which the estimated fair value of the collateral (less costs to sell) is less than its appraised value.
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
First mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $76.2 million and $90.7 million at December 31, 2018 and 2017, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing activities were $1.8 million and $2.6 million at December 31, 2018 and 2017, respectively. Capitalized mortgage servicing rights are included in the other assets in the accompanying consolidated statements of financial condition. Servicing rights were $420,000 and $513,000 at December 31, 2018 and 2017, respectively, with no valuation allowance at December 31, 2018 and 2017.
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
In December 2017, we agreed to a letter of intent to sell our corporate office building in Burr Ridge, Illinois.  In January 2018, we executed a formal sales agreement to sell the property subject to certain contingencies exclusively in the control of the purchaser.  The asset is recorded in our financial statements at December 31, 2017 as premises held-for-sale at a net cost of $5.7 million. On April 23, 2018, the Bank sold its office building. A net gain of $93,000 was recorded in the second quarter of 2018 in connection with the sale.

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
This analysis is updated quarterly and adjusted as necessary. At December 31, 2018, the Company had a net deferred tax asset of $6.2 million.
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
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements as of December 31, 2018.
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
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale, net of tax, which are also recognized as separate components of stockholders’ equity.
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
Reclassifications: Certain reclassifications have been made in the prior year’s financial statements to conform to the current year’s presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.
Adoption of New Accounting Standards
In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Effective January 1, 2018, the Company adopted the new standard. The Company’s revenue streams that are in-scope from the update include: financed OREO sales; deposit fees, including ATM fees, overdraft fees, maintenance fees and dormancy fees; debit card fees, and trust fees. For the in-scope revenue streams, our current revenue recognition is not different than our prior revenue recognition under the update. The Company has infrequently financed an OREO sale. Our customer contracts generally do not have performance obligations and fees are assessed and collected as the transaction occurs. The Company’s fee income is not material for any individual income streams. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded. Refer to Note 16 - Revenue for Contracts with Customers for further discussion on the Company's accounting policies for revenue sources within the scope of ASC 606.
In January 2016, the FASB issued an update (ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities). The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments at amortized cost for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for non-public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is to be required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance became effective for public business entities for fiscal years beginning

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

after December 15, 2017. Upon adoption, the new pronouncement did not have a significant impact on our Statement of Operations, as we had one equity security that was valued at $499,000 on January 1, 2018 and was subsequently sold in 2018. At December 31, 2018, the exit price observations for the loan portfolio were obtained from an independent third-party using its proprietary valuation model and methodology and may not reflect actual or prospective market valuations. The valuation is based on the probability of default, loss given default, recovery delay, prepayment, and discount rate assumptions. The new methodology is a result of the adoption of ASU 2016-01.
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
Newly Issued Not Yet Effective Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. In July 2018, the Financial Accounting Standards Board issued new authoritative guidance to provide an additional transition method that allows entities to not apply this new guidance in the comparative periods presented in the financial statements and instead recognize a cumulative effect adjustment to the beginning retained earnings at the date of application. The Company evaluated the new guidance and its impact on the Company's statements of operations and financial condition. The Company will record an increase in assets and liabilities of $6.7 million as a result of recording additional lease contracts where the Company is lessee and expects to adopt the new guidance prospectively as of January 1, 2019 and to not restate comparative periods.
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

	For the years ended December 31,
	2018	2017
Net income available to common stockholders	$19,342	$9,004
Average common shares outstanding	17,434,780	18,429,018
Less:
Unearned ESOP shares	—	(148,179)
Unvested restricted stock shares	(435)	(940)
Weighted average common shares outstanding	17,434,345	18,279,899
Add - Net effect of dilutive stock options and unvested restricted stock	—	437
Weighted average dilutive common shares outstanding	17,434,345	18,280,336
Basic earnings per common share	$1.11	$0.49
Diluted earnings per common share	$1.11	$0.49

NOTE 3 – SECURITIES
The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Certificates of deposit	$73,507	$—	$—	$73,507
Municipal securities	509	—	—	509
Mortgage-backed securities - residential	10,116	400	(38)	10,478
Collateralized mortgage obligations - residential	3,676	11	(2)	3,685
	$87,808	$411	$(40)	$88,179
December 31, 2017
Certificates of deposit	$75,916	$—	$—	$75,916
Equity mutual fund	500	—	(1)	499
Mortgage-backed securities - residential	11,969	520	(17)	12,472
Collateralized mortgage obligations - residential	4,481	16	(11)	4,486
SBA-guaranteed loan participation certificates	10	—	—	10
	$92,876	$536	$(29)	$93,383

Equity Investments (1)
December 31, 2018
Visa Class B shares	$—	$3,427	$—	$3,427

(1)	Equity investments are included in Other Assets in the Consolidated Statements of Financial Condition.

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
The amortized cost and fair values of securities available-for-sale at December 31, 2018 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018
	Amortized Cost	Fair Value
Due in one year or less	$73,507	$73,507
Due after one year through five years	509	509
	74,016	74,016
Mortgage-backed securities - residential	10,116	10,478
Collateralized mortgage obligations - residential	3,676	3,685
	$87,808	$88,179
Investment securities available-for-sale with carrying amounts of $2.7 million and $3.7 million at December 31, 2018 and 2017, respectively, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.
Sales of equity securities were as follows:

	For the years ended December 31,
	2018	2017
Proceeds	$4,059	$—
Gross gains	3,572	—
Gross losses	(14)	—

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES (continued)

Securities available-for-sale with unrealized losses at December 31, 2018 and 2017 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2018
Mortgage-backed securities - residential	$—	$—	$904	$(38)	$904	$(38)
Collateralized mortgage obligations - residential	—	—	1,729	(2)	1,729	(2)
	$—	$—	$2,633	$(40)	$2,633	$(40)

December 31, 2017
Equity mutual fund	$499	$(1)	$—	$—	$499	$(1)
Mortgage-backed securities - residential	—	—	1,149	(17)	1,149	(17)
Collateralized mortgage obligations - residential	—	—	2,083	(11)	2,083	(11)
	$499	$(1)	$3,232	$(28)	$3,731	$(29)
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
Certain residential mortgage-backed securities and collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at December 31, 2018, but the unrealized loss was not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell the securities before their anticipated recovery occurs.
The Bank, as a member of Visa USA, received 51,404 unrestricted shares of Visa, Inc. Class B common stock in connection with Visa, Inc.’s initial public offering in 2007. The retroactive responsibility plan obligates all former Visa USA members to indemnify Visa USA, in proportion to their equity interests in Visa USA, for certain litigation losses and expenses, including settlement expenses, for the lawsuits covered by the retrospective responsibility plan. Due to the restrictions that the retrospective responsibility plan imposes on the Company’s Visa, Inc. Class B shares, the Company had not recorded the Class B shares as an asset.
The Bank sold 25,702 shares of Visa Class B common stock in the fourth quarter of 2018 and recorded a gain of $3.6 million. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use the valuation techniques permitted under ASC 820 Fair Value to evaluate the observed transaction(s) and adjust the fair value of the equity investment.
Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 25,702 Visa Class B shares that the Company owns as of December 31, 2018 are carried at $3.4 million in other assets.
ASC 321-10 also provides guidance related to accounting for impairment of equity securities without readily determinable fair values. The qualitative assessment to determine whether impairment exists requires the use of our judgment in certain circumstances. If, after completing the qualitative assessment we conclude an equity investment without a readily determinable fair value is impaired, a loss for the difference between the equity investment’s carrying value and its fair value may be recognized as a reduction to noninterest income in the Consolidated Statements of Operations.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE

Loans receivable are as follows:

	December 31,
	2018	2017
One-to-four family residential real estate	$70,371	$97,814
Multi-family mortgage	619,870	588,383
Nonresidential real estate	152,442	169,971
Construction and land	172	1,358
Commercial loans	187,406	152,552
Commercial leases	299,394	310,076
Consumer	1,539	1,597
	1,331,194	1,321,751
Net deferred loan origination costs	1,069	1,266
Allowance for loan losses	(8,470)	(8,366)
Loans, net	$1,323,793	$1,314,651
Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company reviews and approves these policies and procedures on a periodic basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans via trend and risk rating migration. The Company requires title insurance insuring the priority of our lien on real estate collateral, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying real property collateral.
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
Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. In general, loan amounts range between $500,000 and $5.0 million at December 31, 2018. Approximately 55.0% of the collateral is located outside of our primary market area; however, we do not have a concentration in any single market in excess of 25% of our loan portfolio outside of our primary market area. In underwriting multi-family mortgage loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), the age and condition of the collateral, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar properties and, proximity to diverse employment opportunities. Multi-family mortgage loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. Personal guarantees are usually obtained on multi-family mortgage loans if the borrower/property owner is a legal entity.
Loans secured by multi-family mortgages generally involve a greater degree of credit risk as a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced below acceptable thresholds, the borrower’s ability to repay the loan may be impaired.
The Company emphasizes nonresidential real estate loans with initial principal balances between $500,000 and $5.0 million. Substantially all of our nonresidential real estate loans are secured by properties located in our primary market area. The Company’s

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

nonresidential real estate loans are generally written as three- or five-year adjustable-rate mortgages or mortgages with balloon maturities of three or five years. Amortization on these loans is typically based on 20- to 30-year schedules. The Company also originates some 15-year fixed-rate, fully amortizing loans.
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
Nonresidential real estate loans generally carry higher interest rates and have shorter terms and typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.
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
Commercial credit decisions are based upon our assessment of the borrower’s cash flow, proposed collateral, business and credit history and any additional positive or negative credit risk factors. The Company determines the borrower’s ability to repay in accordance with the proposed terms of the loans and we assess the risks involved. An evaluation is made of the borrower to determine character and capacity to manage. Personal guarantees of the principals are pursued and usually obtained. In addition to evaluating the loan borrower’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Independent reports of the borrower’s credit history supplement our analysis of the borrower’s creditworthiness and at times are supplemented with inquiries to other banks and trade investigations. Moreover, certain assets listed on personal financial statements are verified. Proposed collateral for a secured transaction also is analyzed to determine its marketability. Commercial business loans generally have higher interest rates because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. Pricing of commercial loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with appropriate deposit relationships.
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
The Company’s commercial leases are secured primarily by technology equipment, medical equipment, material handling equipment and other capital equipment. Lessees tend to be publicly-traded companies with investment-grade rated debt or companies that have not issued public debt and therefore do not have a public debt rating. Commercial leases to these entities have a maximum outstanding credit exposure of $20.0 million to any single entity. If the lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other customer. Typically, commercial leases to these lessees have a maximum maturity of five years and a maximum outstanding credit exposure of $10.0 million to any single entity. In addition, the Company will originate commercial leases to lessees with below investment-grade public debt ratings and have a maximum outstanding credit exposure of $10.0 million to any single entity. Lease loans are almost always fully amortizing, with fixed interest rates.
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
Until December 31, 2017, the Company offered conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $2.5 million. One-to-four family residential mortgage loans were generally underwritten according to Fannie Mae guidelines, and loans that conformed to such

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

guidelines are referred to as “conforming loans.” The Company generally originated both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which is currently $424,100 for single-family homes. Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%.
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
The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2018
One-to-four family residential real estate	$—	$699	$699	$2,218	$68,153	$70,371
Multi-family mortgage	—	3,991	3,991	653	619,217	619,870
Nonresidential real estate	27	1,449	1,476	270	152,172	152,442
Construction and land	—	4	4	—	172	172
Commercial loans	—	1,517	1,517	—	187,406	187,406
Commercial leases	—	755	755	—	299,394	299,394
Consumer	—	28	28	—	1,539	1,539
	$27	$8,443	$8,470	$3,141	$1,328,053	1,331,194
Net deferred loan origination costs						1,069
Allowance for loan losses						(8,470)
Loans, net						$1,323,793

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2017
One-to-four family residential real estate	$—	$850	$850	$4,265	$93,549	$97,814
Multi-family mortgage	—	3,849	3,849	949	587,434	588,383
Nonresidential real estate	—	1,605	1,605	—	169,971	169,971
Construction and land	—	32	32	—	1,358	1,358
Commercial loans	—	1,357	1,357	—	152,552	152,552
Commercial leases	—	655	655	—	310,076	310,076
Consumer	—	18	18	—	1,597	1,597
	$—	$8,366	$8,366	$5,214	$1,316,537	1,321,751
Net deferred loan origination costs						1,266
Allowance for loan losses						(8,366)
Loans, net						$1,314,651
Activity in the allowance for loan losses is as follows:

	For the years ended December 31,
	2018	2017
Beginning balance	$8,366	$8,127
Loans charged off:
One-to-four family residential real estate	(231)	(318)
Multi-family mortgage	(35)	(10)
Nonresidential real estate	(93)	(165)
Commercial loans	(140)	—
Consumer	(19)	(10)
	(518)	(503)
Recoveries:
One-to-four family residential real estate	206	145
Multi-family mortgage	34	70
Nonresidential real estate	—	17
Construction and land	2	—
Commercial loans	229	594
Commercial leases	5	2
Consumer	1	1
	477	829
Net recoveries (charge-off)	(41)	326
Provision for (recovery of) loan losses	145	(87)
Ending balance	$8,470	$8,366

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
Less unamortized discount
Less previous charge-offs
Plus recorded accrued interest
Less reserve for uncollected interest
= Recorded investment
The following tables present loans individually evaluated for impairment by class of loans:

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2018
With no related allowance recorded
One-to-four family residential real estate	$2,751	$2,155	$575	$—	$3,274	$41
One-to-four family residential real estate - non-owner occupied	86	46	43	—	95	—
Multi-family mortgage	654	653	—	—	795	39
	3,491	2,854	618	—	4,164	80
With an allowance recorded - Nonresidential real estate	356	270	93	27	21	—
	$3,847	$3,124	$711	$27	$4,185	$80

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2017
With no related allowance recorded
One-to-four family residential real estate	$5,049	$4,248	$806	$—	$4,212	$197
Multi-family mortgage	958	948	—	—	847	41
	$6,007	$5,196	$806	$—	$5,059	$238

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Nonaccrual loans
The following tables present the recorded investment in nonaccrual and loans 90 days or more past due still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, still accruing
December 31, 2018
One-to-four family residential real estate	$2,167	$1,162	$—
One-to-four family residential real estate – non-owner occupied	270	78	—
Nonresidential real estate	356	270	—
	$2,793	$1,510	$—
December 31, 2017
One-to-four family residential real estate	$3,413	$1,918	$—
One-to-four family residential real estate – non-owner occupied	308	109	—
Multi-family mortgage	376	363	—
	$4,097	$2,390	$—
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $38,000 and $103,000 at December 31, 2018 and 2017, respectively. When a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment in past due loans at December 31, 2018 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate	$1,380	$637	$1,162	$3,179	$53,820	$56,999
One-to-four family residential real estate - non-owner occupied	387	10	78	475	12,460	12,935
Multi-family mortgage - Illinois	458	—	—	458	275,283	275,741
Multi-family mortgage - Other	—	—	—	—	340,470	340,470
Nonresidential real estate	—	270	—	270	149,271	149,541
Construction	—	—	—	—	—	—
Land	—	—	—	—	169	169
Commercial loans:
Regional Commercial Banking	—	—	—	—	39,712	39,712
Health Care	—	—	—	—	85,418	85,418
Direct Commercial Lessor	—	—	—	—	62,719	62,719
Commercial leases:			—
Investment-grade	505	—	—	505	166,713	167,218
Other	—	—	—	—	133,958	133,958
Consumer	40	4	—	44	1,508	1,552
Total	$2,770	$921	$1,240	$4,931	$1,321,501	$1,326,432

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the aging of the recorded investment in past due loans as December 31, 2017 by class of loans:

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
The Company had $17,000 of TDRs at December 31, 2018 and 2017, with no specific valuation reserves allocated at December 31, 2018 and 2017. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs at either date.
The following table presents loans classified as TDRs:

	December 31,
	2018	2017
One-to-four family residential real estate - Nonaccrual	$17	$17
During the years ending December 31, 2018 and 2017, there were no loans modified and classified as TDRs.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.
As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate	$55,353	$495	$328	$993	$57,169
One-to-four family residential real estate - non-owner occupied	12,911	—	37	254	13,202
Multi-family mortgage - Illinois	279,021	—	216	—	279,237
Multi-family mortgage - Other	340,633	—	—	—	340,633
Nonresidential real estate	151,793	281	98	270	152,442
Construction	—	—	—	—	—
Land	172	—	—	—	172
Commercial loans:
Regional commercial banking	34,764	4,810	—	—	39,574
Health care	85,001	—	342	—	85,343
Direct commercial lessor	62,489	—	—	—	62,489
Commercial leases:
Investment-grade	165,508	701	—	—	166,209
Other	133,185	—	—	—	133,185
Consumer	1,529	3	7	—	1,539
	$1,322,359	$6,290	$1,028	$1,517	$1,331,194

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
The following represents the roll forward of OREO and the composition of OREO properties.

	At and For the Years Ended December 31,
	2018	2017
Beginning balance	$2,351	$3,895
New foreclosed properties	1,482	2,766
Valuation adjustments	(27)	(333)
Sales	(2,580)	(3,977)
Ending balance	$1,226	$2,351

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - OTHER REAL ESTATE OWNED (continued)

	December 31, 2018			December 31, 2017
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$875	$—	$875	$836	$(9)	$827
Multi-family mortgage	276	—	276	—	—	—
Nonresidential real estate	74	—	74	1,772	(252)	1,520
Land	24	(23)	1	48	(44)	4
	$1,249	$(23)	$1,226	$2,656	$(305)	$2,351
Activity in the valuation allowance is as follows:

	At and For the Years Ended December 31,
	2018	2017
Beginning of year	$305	$449
Additions charged to expense	27	333
Reductions from sales of other real estate owned	(309)	(477)
End of year	$23	$305
At December 31, 2018, the balance of OREO includes no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At December 31, 2017 the balance of OREO included $352,000 foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At December 31, 2018 and 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $349,000 and $926,000, respectively.
NOTE 6 – PREMISES AND EQUIPMENT
Year-end premises and equipment are as follows:

	December 31,
	2018	2017
Land and land improvements	$12,359	$12,265
Buildings and improvements	30,602	29,556
Furniture and equipment	10,039	9,678
Computer equipment	4,232	3,983
	57,232	55,482
Accumulated depreciation	(32,027)	(30,626)
	$25,205	$24,856
Depreciation of premises and equipment was $1.5 million and $2.0 million for the years ended December 31, 2018 and 2017, respectively.
In December 2017, we agreed to a letter of intent to sell our corporate office building located at 15W060 North Frontage Road, Burr Ridge, Illinois. The asset was recorded in our financial statements at December 31, 2017 as premises held-for-sale at a net cost of $5.7 million. On April 23, 2018, the Bank sold its office building. A net gain of $93,000 was recorded in the second quarter of 2018 in connection with the sale.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 – PREMISES AND EQUIPMENT (continued)

The Company leases the corporate office and certain branch facilities under non-cancelable operating lease agreements expiring in various years through 2032. Rent expense, net of sublease income, for facilities was $958,000 and $477,000 in 2018 and 2017, respectively, excluding taxes, insurance, and maintenance. The projected minimum rental expense under existing leases, not including taxes, insurance, and maintenance, as of December 31, 2018 is as follows:

2019	$927
2020	894
2021	913
2022	952
2023	939
Thereafter	3,250
$7,875
NOTE 7 - DEPOSITS
Composition of deposits is as follows:

	December 31,
	2018	2017
Noninterest-bearing demand deposits	$230,041	$234,354
Interest-bearing NOW accounts	275,830	289,657
Money market accounts	255,951	299,581
Savings deposits	152,334	160,501
Certificates of deposit	438,328	355,958
	$1,352,484	$1,340,051
Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $81.5 million and $50.3 million at December 31, 2018 and 2017, respectively. Certificates of deposits include wholesale certificates totaling $106.3 million and $131.6 million at December 31, 2018 and 2017, respectively. Of those certificates, $69.9 million and $92.2 million are brokered at December 31, 2018 and 2017, respectively.
Scheduled maturities of certificates of deposit for the next five years are as follows:

2019	$290,219
2020	125,991
2021	17,359
2022	3,231
2023	1,528
NOTE 8 — FEDERAL HOME LOAN BANK ADVANCES
At year-end, advances from the FHLB were as follows:

	December 31,
	2018		2017
	Contractual Rate	Amount	Contractual Rate	Amount
Fixed-rate advance from FHLB, due within 1 year	2.51%	$20,000	1.34%	$60,000
The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLB. All of the Bank’s FHLB common stock is pledged

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 8 — FEDERAL HOME LOAN BANK ADVANCES (continued)

as additional collateral for these advances. At December 31, 2018, $46.9 million and $358.9 million of first mortgage and multi-family mortgage loans, respectively, collateralized potential advances. At December 31, 2018, we had the ability to borrow an additional $311.8 million under our credit facilities with the FHLB. The Company also had available pre-approved overnight federal funds borrowing. At December 31, 2018 and 2017, there was no outstanding balance on these lines.
NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are shown below.

	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
December 31, 2018
Repurchase agreements and repurchase-to-maturity transactions	$1,049	$—	$—	$—	$1,049
Gross amount of recognized liabilities for repurchase agreements in Statement of Financial Condition					$1,049

December 31, 2017
Repurchase agreements and repurchase-to-maturity transactions	$768	$—	$—	$—	$768
Gross amount of recognized liabilities for repurchase agreements in Statement of Financial Condition					$768
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $2.7 million and $3.7 million at December 31, 2018 and 2017, respectively. Also included in total borrowings were advances from the FHLB of $20.0 million and $60.0 million at December 31, 2018 and 2017, respectively.
As the securities’ values fluctuate due to market conditions, the Company has no control over the market value.  The Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase price, per the agreement.
NOTE 10 – INCOME TAXES
The income tax expense is as follows:

	For the years ended December 31,
	2018	2017
Current expense (benefit)	$378	$(2,658)
Deferred expense	6,328	7,361
Expense due to enactment of federal tax reform	—	2,487
Total income tax expense	$6,706	$7,190

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES (continued)

A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 21% and 34% for 2018 and 2017, respectively, to the income tax expense in the consolidated statements of operations follows:

	For the years ended December 31,
	2018	2017
Expense computed at the statutory federal tax rate	$5,470	$5,506
State taxes and other, net	1,564	(204)
Bank owned life insurance	(328)	(90)
ESOP/Share based compensation	—	(509)
Expense due to enactment of federal tax reform	—	2,487
	$6,706	$7,190
Effective income tax rate	25.74%	44.77%
Retained earnings at December 31, 2018 and 2017 include $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.
The net deferred tax asset is as follows:

	December 31,
	2018	2017
Gross deferred tax assets
Allowance for loan losses	$2,279	$2,258
Alternative minimum tax, general business credit and net operating loss carryforwards	6,669	11,864
Tax deductible goodwill and core deposit intangible	561	801
Other	1,256	1,395
	10,765	16,318
Gross deferred tax liabilities
Net deferred loan origination costs	(1,186)	(1,255)
Purchase accounting adjustments	(1,673)	(1,744)
Other	(649)	(619)
Unrealized gain on securities	(1,022)	(137)
	(4,530)	(3,755)
	$6,235	$12,563
As of December 31, 2018 and 2017, the Company’s net deferred tax asset (“DTA”) was $6.2 million and $12.6 million, respectively.
On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Job Act (the "Act"), was signed into law. Among other things, the Act reduces our corporate federal tax rate from 34% to 21% effective January 1, 2018. As a result, we were required to re-measure, through income tax expense our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional tax expense of $2.5 million for the year ended December 31, 2017.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES (continued)

The Company’s ability to realize the DTA is dependent upon the generation of future taxable income during the periods in which the tax attributes underlying the DTA become deductible. The amount of the DTA that will ultimately be realized will be impacted by the Company’s future taxable income, any changes to the many variables that could impact future taxable income and the then applicable corporate tax rate. As of December 31, 2018 and 2017, management determined that it is more likely than not that the Company will be able to utilize the entire DTA.
At December 31, 2018, the Company had a federal net operating loss carryforward of $1.2 million, which will begin to expire in 2033 and a federal tax credit carryforward of $1.3 million, which will begin to expire in 2022. In addition, the Company had a $3.1 million alternative minimum tax credit carryforward that can be carried forward indefinitely, which is now carried as tax receivables since under new federal law the Company expects to recover the entire amount by the end of 2021 via reduction of regular tax liability or refund. In addition, at December 31, 2018, the Company had a federal net operating loss carryforward of $7.5 million relating to its acquisition of Downers Grove National Bank, which is subject to utilization limitations under Section 382 of the Internal Revenue Code, and will begin to expire in 2030, and $225,000 of alternative minimum tax credit carryforward that does not expire and is subject to utilization limitations under Section 382 of the Internal Revenue Code. At December 31, 2018, the Company had a state net operating loss carryforward for the State of Illinois of $58.5 million, which will begin to expire in 2022.
At December 31, 2017, the Company early adopted ASU 2018-02 and reclassified out of retained earnings and into accumulated other comprehensive income $60,000 of tax (benefit) that was recorded to income tax expense at December 22, 2017 due to re-measuring to 21% deferred taxes on available-for-sale securities.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2018	2017
Beginning of year	$129	$57
Additions based on tax positions related to the current year	85	60
Additions for tax positions of prior years	4	12
Reductions due to the statute of limitations and reductions for tax positions of prior years	(20)	—
End of year	$198	$129
The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2018 and 2017, the Company has immaterial amounts accrued for potential interest and penalties.
The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the various states where the Company does business. The Company is no longer subject to examination by the federal taxing authorities for years before 2015 and the Illinois taxing authorities for years before 2015.
NOTE 11– REGULATORY MATTERS
The Bank and the Company were subject to regulatory capital requirements administered by the federal banking agencies in 2017. In August 2018, the Federal Reserve Board issued an interim final ruling that holding companies with assets less than $3 billion are not subject to minimum capital requirements. The capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve the quantitative measurement of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. The failure to meet minimum capital requirements can result in regulatory actions. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 11– REGULATORY MATTERS (continued)

condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2018 and 2017, the OCC categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well–capitalized status.
Actual and required capital amounts and ratios were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital (to risk-weighted assets):
BankFinancial, NA	$178,664	15.30%	$93,430	8.00%	$116,787	10.00%
Tier 1 (core) capital (to risk-weighted assets):
BankFinancial, NA	170,194	14.57	70,072	6.00	93,430	8.00
Common Tier 1 (CET1)
BankFinancial, NA	170,194	14.57	52,554	4.50	75,912	6.50
Tier 1 (core) capital (to adjusted average total assets):
BankFinancial, NA	170,194	11.03	61,721	4.00	77,151	5.00

December 31, 2017
Total capital (to risk-weighted assets):
Consolidated	$195,371	17.06%	$91,590	8.00%	N/A	N/A
BankFinancial, NA	188,582	16.48	91,572	8.00	$114,466	10.00%
Tier 1 (core) capital (to risk-weighted assets):
Consolidated	187,005	16.33	68,692	6.00	N/A	N/A
BankFinancial, NA	180,216	15.74	68,679	6.00	91,572	8.00
Common Tier 1 (CET1)
Consolidated	187,005	16.33	51,519	4.50	N/A	N/A
BankFinancial, NA	180,216	15.74	51,509	4.50	74,403	6.50
Tier 1 (core) capital (to adjusted average total assets):
Consolidated	187,005	11.49	65,085	4.00	N/A	N/A
BankFinancial, NA	180,216	11.08	65,045	4.00	81,307	5.00
The Company and the Bank have each adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% (including the Capital Conservation Buffer ("CCB")).
The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the CCB. The minimum CCB in 2017 is 1.25% and will increase 0.625% annually through 2019 to 2.5%. In addition, the Company will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose. As of December 31, 2018, the Bank and the Company were well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

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
NOTE 12 – EMPLOYEE BENEFIT PLANS
Employee Stock Ownership Plan. On March 29, 2017, the ESOP was terminated and the ESOP repaid all amounts owing under the ESOP’s Term Loan Agreement with the Company (the “Share Acquisition Loan”). The ESOP repaid the Share Acquisition Loan by transferring 753,490 unallocated shares of the Company’s common stock to the Company in exchange for the full satisfaction of the Share Acquisition Loan, using the valuation method provided for in the ESOP. A total of 78,362 unallocated shares remained in the ESOP after the Share Acquisition Loan was repaid, and these shares were released and were allocated to the accounts of eligible ESOP participants who were actively employed by the Bank as of March 29, 2017, based on their account balances. These transactions resulted in the recording of one-time, non-cash, non-tax deductible equity compensation expense of $1.1 million in the first quarter of 2017. The Share Acquisition Loan had no outstanding principal balance at December 31, 2018 and 2017.
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
Contributions to the ESOP were zero and $1.1 million for the years ended December 31, 2018 and 2017, respectively, including dividends and interest received on unallocated shares of $50,000 in 2017.
Expense related to the ESOP, net of dividends and interest received on unallocated ESOP shares, were zero and $1.1 million for the years ended December 31, 2018 and 2017, respectively.
Shares held by the ESOP were as follows:

	December 31,
	2018	2017
Allocated to participants	885,896	1,203,810
Distributed to participants	(885,896)	(317,914)
Total ESOP shares	—	885,896
Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company provides a match of $0.50 on each $1.00 of contribution up to 6% of eligible compensation beginning April 1, 2007. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $506,000 and $328,000 were made for the years ended December 31, 2018 and 2017, respectively.
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
During the year ended December 31, 2017, all 1,752,156 stock options were exercised. All stock options were exercised on a net settlement basis, using a portion of the shares obtained upon exercise to pay the exercise price of the stock option. The net settlements

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 13 – EQUITY INCENTIVE PLANS (continued)

resulted in the issuance of 280,554 shares of the Company's common stock. Certain employees also chose to use a portion of the net shares received upon the exercise to pay required tax withholdings. This reduced the net shares issued by 82,528 shares to 198,026 shares. There are no stock options available for grant at December 31, 2018 or 2017.
For the years ended December 31, 2018 and 2017 the Company recognized no stock-based compensation expenses relating to the granting of stock options.
A summary of the activity in the stock option plan for 2017 follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Stock options outstanding at January 1, 2017	1,752,156	$12.30	0.48	$4,422
Stock options granted	—	—
Stock options exercised	(1,752,156)	12.30
Stock options outstanding at December 31, 2017	—	$—	0.00	$—
(1) Stock option aggregate intrinsic value represents the number of shares subject to options multiplied by the difference (if positive) in the closing market price of the common stock underlying the options on the date shown and the weighted average exercise price.
The Human Resources Committee of the Board of Directors may grant shares of restricted stock to certain employees and directors of the Company. The awards generally vest annually over varying periods from three to five years and vesting is subject to acceleration in certain circumstances. The cost of such awards will be accrued ratably as compensation expense over such respective periods based on expected vesting dates. The Company recognized zero expense relating to the grant of shares of restricted stock during the years ended December 31, 2018 and 2017. As of December 31, 2018, there was no unrecognized compensation cost related to unvested shares of restricted stock. There are no shares of restricted stock available for grant at December 31, 2018.

Restricted Stock	Number of Shares (1)	Weighted Average Fair Value at Grant Date	Weighted Average Term to Vest (in years)	Aggregate Intrinsic Value (2)
Shares outstanding at January 1, 2017	940	$8.14	0.74	$14
Shares granted	—	—
Shares vested	—	—
Shares forfeited	—	—
Shares outstanding at December 31, 2017	940	$8.14	0.00	$14
Shares granted	—	—
Shares vested	(694)	8.14
Shares forfeited	(246)	8.14
Shares outstanding at December 31, 2018	—	$—	0.00	$—

(1)	The end of period balances consist only of unvested shares.

(2)	Restricted stock aggregate intrinsic value represents the number of shares of restricted stock multiplied by the market price of the common stock underlying the outstanding shares on the date shown.

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
The contractual or notional amounts are as follows:

	December 31,
	2018	2017
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$75,180	$46,615
Standby letters of credit	5,965	6,757
Unused lines of credit	152,554	129,207
Commitments to sell mortgages	—	—
Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loans commitment totaled $44.5 million with interest rates ranging from 4.12% to 7.00% and maturities ranging from 1 to 30 years.
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
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Securities available-for-sale : The fair values of marketable equity securities are generally determined by quoted prices, in active markets, for each specific security (Level 1). If Level 1 measurement inputs are not available for a marketable equity security, we determine its fair value based on the quoted price of a similar security traded in an active market (Level 2). The fair values of debt securities are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

Other investments: Other investments includes our investments in equity securities without readily determinable fair values. Equity investments without readily determinable fair values, includes our Visa Class B shares, are categorized as Level 3. Our Visa Class B ownership includes shares acquired at no cost from our prior participation in Visa’s network while Visa operated as a cooperative.
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2018
Securities available-for-sale:
Certificates of deposit	$—	$73,507	$—	$73,507
Municipal securities	—	509	—	509
Mortgage-backed securities – residential	—	10,478	—	10,478
Collateralized mortgage obligations – residential	—	3,685	—	3,685
	$—	$88,179	$—	$88,179

December 31, 2017
Securities available-for-sale:
Certificates of deposit	$—	$75,916	$—	$75,916
Equity mutual fund	499	—	—	499
Mortgage-backed securities - residential	—	12,472	—	12,472
Collateralized mortgage obligations – residential	—	4,486	—	4,486
SBA-guaranteed loan participation certificates	—	10	—	10
	$499	$92,884	$—	$93,383

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2018
Impaired loans - Nonresidential real estate	$—	$—	$270	$270

Other real estate owned - Land	$—	$—	$1	$1

Other investments (1)	$—	$—	$3,427	$3,427

December 31, 2017
Other real estate owned:
One–to–four family residential real estate	$—	$—	$102	$102
Nonresidential real estate	—	—	814	814
Other real estate owned	$—	$—	$916	$916

(1)	See Note 1 for additional disclosures resulting from the Company's adoption of ASU 2016-01.
At December 31, 2018 there was one nonresidential impaired loan with a carrying value of $270,000 and a valuation allowance of $27,000 that was measured for impairment using the fair value of the collateral for collateral–dependent loans and which had a specific valuation allowance, compared to no impaired loans at December 31, 2017, resulting in a increase in the provision for loan losses of $27,000 for the year ended December 31, 2018, compared to a decrease in the provision for loan losses of $26,000 for the year ended December 31, 2017.
OREO is carried at the lower of cost or fair value less costs to sell, had a carrying value of $24,000 less a valuation allowance of $23,000, or $1,000, at December 31, 2018, compared to $1.2 million less a valuation allowance of $261,000, or $916,000 at December 31, 2017. There were $27,000 and $333,000 of valuation allowance additions charged to expense of OREO recorded for the years ended December 31, 2018 and 2017, respectively.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned - Land	$1	Sales comparison	Discount applied to valuation	12.3%

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned
One-to-four family residential real estate	$102	Sales comparison	Discount applied to valuation	5.6%
Nonresidential real estate	814	Sales comparison	Comparison between sales and income approaches	-3.66% to 15.22% (11.0%)
	$916
The carrying amount and estimated fair value of financial instruments is as follows:

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$98,204	$13,805	$84,399	$—	$98,204
Securities available-for-sale	88,179	—	88,179	—	88,179
Loans receivable, net of allowance for loan losses	1,323,793	—	—	1,315,855	1,315,855
FHLB and FRB stock	8,026	—	—	—	N/A
Accrued interest receivable	4,952	—	249	4,703	4,952
Financial liabilities
Noninterest-bearing demand deposits	$230,041	$—	$230,041	$—	$230,041
NOW and money market accounts	531,781		531,781		531,781
Savings deposits	152,334	—	152,334	—	152,334
Certificates of deposit	438,328	—	436,598	—	436,598
Borrowings	21,049	—	21,050	—	21,050
Accrued interest payable	291	—	291	—	291

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$127,592	$13,572	$114,020	$—	$127,592
Securities available-for-sale	93,383	499	92,884	—	93,383
Loans receivable, net of allowance for loan losses	1,314,651	—	1,323,139	—	1,323,139
FHLB and FRB stock	8,290	—	—	—	N/A
Accrued interest receivable	4,619	—	4,619	—	4,619
Financial liabilities
Noninterest-bearing demand deposits	$234,354	$—	$234,354	$—	$234,354
NOW and money market accounts	589,238		589,238		589,238
Savings deposits	160,501	—	160,501	—	160,501
Certificates of deposit	355,958	—	353,969	—	353,969
Borrowings	60,768	—	60,627	—	60,627
Accrued interest payable	147	—	147	—	147
For purposes of the above, the following assumptions were used:
Cash and Cash Equivalents: The estimated fair values for cash and cash equivalents are based on their carrying value due to the short-term nature of these assets.
Loans: At December 31, 2018, the exit price observations are obtained from an independent third-party using its proprietary valuation model and methodology and may not reflect actual or prospective market valuations. The valuation is based on the probability of default, loss given default, recovery delay, prepayment, and discount rate assumptions. The new methodology is a result of the adoption of ASU 2016-01.
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
NOTE 16 — REVENUE FROM CONTRACTS WITH CUSTOMERS
All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company's sources of noninterest income. Items outside of the scope of the ASC 606 are noted as such.

	For the years ended December 31,
	2018	2017
Deposit service charges and fees	$3,968	$3,953
Loan servicing fees(1)	439	326
Commercial mortgage brokerage fees (1)	138	—
Residential mortgage banking fees (1)	119	215
Gain on sale of equity securities (1)	3,558	—
Unrealized gain on equity securities (1)	3,427	—
Gain on sale of premises held-for-sale	93	—
Trust and insurance commissions and annuities income	937	971
Earnings on bank owned life insurance (1)	174	265
Bank-owned life insurance death benefit (1)	1,389	—
Other (1)	635	678
Total noninterest income	$14,877	$6,408

(1)	Not within the scope of ASC 606
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
Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income for the years ended December 31, 2018 and 2017 was $1.5 million and $1.4 million, respectively. Interchange income is included in deposit service charges and fees.
Gain on sale of premises held-for-sale: On April 23, 2018, the Bank sold its office building located at 15W060 North Frontage Road, Burr Ridge, Illinois. The sale was to an unrelated party and title was transferred at closing. As such, the transaction constituted a sale and a net gain was recorded in the second quarter of 2018.
Trust and insurance commissions and annuities income: The Company earns trust, insurance commissions and annuities income from its contracts with trust customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management (AUM) at month-end. Fees that are transaction based, including trade

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 16 — REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

execution services, are recognized at the point in time that the transaction is executed, i.e., the trade date. Other related services provided include fees the Company earns, which are based on a fixed fee schedule, are recognized when the services are rendered.
Gains/losses on sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. OREO sales for the years ended December 31, 2018 and 2017 were not financed by the Bank.
NOTE 17 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of BankFinancial Corporation as of December 31, 2018 and 2017 and for the two years ended December 31, 2018 follows:
Condensed Statements of Financial Condition

	December 31,
	2018	2017
Assets
Cash in subsidiary	$11,227	$6,393
Investment in subsidiary	173,253	188,873
Deferred tax asset	1,999	2,076
Other assets	3,317	3,307
	$189,796	$200,649
Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$2,646	$3,015
Total stockholders’ equity	187,150	197,634
	$189,796	$200,649
Condensed Statements of Operations

	For the years ended December 31,
	2018	2017
Interest income	$—	$110
Dividends from subsidiary	36,044	10,629
Other expense	1,573	1,693
Income before income tax and undistributed subsidiary income	34,471	9,046
Income tax expense (benefit)	(398)	290
Income before equity in undistributed subsidiary income	34,869	8,756
Equity in undistributed subsidiary income (excess distributions)	(15,527)	248
Net income	$19,342	$9,004

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 17 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows

	For the years ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$19,342	$9,004
Adjustments:
Equity in undistributed subsidiary excess distributions	15,527	(248)
Change in other assets	67	(2,712)
Change in accrued expenses and other liabilities	(369)	3,015
Net cash from operating activities	34,567	9,059
Cash flows from financing activities
Net exercise of stock options	—	(1,237)
Repurchase and retirement of common stock	(23,284)	(10,819)
Cash dividends paid on common stock	(6,449)	(5,153)
Net cash used in financing activities	(29,733)	(17,209)
Net change in cash in subsidiary	4,834	(8,150)
Beginning cash in subsidiary	6,393	14,543
Ending cash in subsidiary	$11,227	$6,393
NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For the year ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$14,748	$15,020	$15,373	$16,146
Interest expense	1,727	2,039	2,408	3,043
Net interest income	13,021	12,981	12,965	13,103
Provision for (recovery of) loan losses	(258)	23	(23)	403
Net interest income	13,279	12,958	12,988	12,700
Noninterest income	1,539	3,094	1,570	8,674
Noninterest expense	9,959	10,215	9,425	11,155
Income before income taxes	4,859	5,837	5,133	10,219
Income tax expense	1,300	1,207	1,396	2,803
Net income	$3,559	$4,630	$3,737	$7,416
Basic earnings per common share	$0.20	$0.26	$0.22	$0.44
Diluted earnings per common share	0.20	0.26	0.22	0.44
The Company recorded net income of $7.4 million, or $0.44 per common share, for the fourth quarter of 2018. The Company’s net interest income before provision for loan losses was $13.1 million due to stronger loan originations and improved asset quality, which was offset by increased interest-bearing liabilities at higher cost of funds. The Company’s fourth quarter 2018 operating results include $3.6 million of gain on sale of Visa B stock common shares as well as $3.4 million in unrealized gain on Visa B common shares. Compensation expense includes $1.0 million in accrued expense, related to certain contract termination and severance payments.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (unaudited) (continued)

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
The Company recorded net income of $1.0 million, or $0.06 per common share, for the fourth quarter of 2017. The Company’s net interest income before provision for loan losses was $13.3 million due to stronger loan originations and improved asset quality. which was offset by increased interest-bearing liabilities at higher cost of funds. The Company’s fourth quarter 2017 operating results included a $2.5 million provision for taxes related to Tax Cuts and Jobs Act of 2017.

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
(c) Changes in internal controls.
There were no changes made in our internal controls during the fourth quarter of 2018 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls.
See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 included as Exhibits 31.1 and 31.2 to this Annual Report.

ITEM 9B.	OTHER INFORMATION
Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Information concerning directors and executive officers of the Company is incorporated herein by reference from our definitive Proxy Statement related to our 2019 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the sections captioned “Election of Directors; Information with Respect to Directors and Executive Officers.”
Section 16(a) Beneficial Ownership Reporting Compliance
Information concerning Section 16(a) compliance is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance.”
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
Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning securities ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Ratification of the Appointment of the Independent Registered Public Accounting Firm.”
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statement of the registrant and its subsidiaries are filed as part of this document under Item 8 - “Financial Statements and Supplementary Data.”

(A)	Report of Independent Registered Accounting Firm

(B)	Consolidated Statements of Financial Condition at December 31, 2018 and 2017

(C)	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

(G)	Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Articles of Incorporation of BankFinancial Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.2	Bylaws of BankFinancial Corporation	Exhibit 3.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.3	Articles of Amendment to Charter of BankFinancial Corporation	Exhibit 3.3 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.4	Restated Bylaws of BankFinancial Corporation	Exhibit 3.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on November 4, 2014
4	Form of Common Stock Certificate of BankFinancial Corporation	Exhibit 4 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004

	Exhibit	Location
10.2	BankFinancial FSB Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008
10.3	BankFinancial FSB Employment Agreement with James J. Brennan	Exhibit 10.3 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008.
10.4	BankFinancial FSB Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008
10.13	Form of Stock Appreciation Rights Agreement	Exhibit 10.8 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.14	BankFinancial Corporation Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008
10.15	BankFinancial Corporation Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008
10.16	BankFinancial Corporation Employment Agreement with James J. Brennan	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008.
10.17	BankFinancial Corporation Employment Agreement with Elizabeth A. Doolan	Exhibit 10.28 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.
10.18	BankFinancial FSB Employment Agreement with Elizabeth A. Doolan	Exhibit 10.29 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.
10.19	BankFinancial FSB Employment Agreement with Gregg T. Adams	Exhibit 10.30 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on April 30, 2010.
10.20	BankFinancial FSB Employment Agreement with John G. Manos	Exhibit 10.31 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on April 30, 2010.
10.21	Form of Amendment No. 1 to BankFinancial FSB Employment Agreement	Exhibit 10.33 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 11, 2013
10.22	Form of Amendment No. 1 to BankFinancial FSB Employment Agreement	Exhibit 10.34 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 11, 2013
10.23	Form of Amendment No. 1 to BankFinancial Corporation Employment Agreement	Exhibit 10.35 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 11, 2013
10.24	Amended and Restated BankFinancial FSB Employment Agreement with William J. Deutsch, Jr.	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 20, 2013
10.25	Form of Extension of Term of Employment Period, for Named Executive Officers of BankFinancial Corporation (pursuant to terms of existing agreements)	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on April 29, 2016
10.26	Form of Extension of Term of Employment Period, for Named Executive Officers of BankFinancial FSB (pursuant to terms of existing agreements)	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on April 29, 2016
10.27	Amendment No. 2 to the Amended and Restated Employment Agreement between BankFinancial, National Association and F. Morgan Gasior	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, originally filed with the Securities and Exchange Commission on July 26, 2017

	Exhibit	Location
10.28	Amendment No. 2 to the Amended and Restated Employment Agreement between BankFinancial, National Association and Paul A. Cloutier	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company, originally filed with the Securities and Exchange Commission on July 26, 2017
10.29	Amendment No. 2 to the Amended and Restated Employment Agreement between BankFinancial, National Association and James J. Brennan	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company, originally filed with the Securities and Exchange Commission on July 26, 2017
10.30	Amendment No. 2 to the Amended and Restated Employment Agreement between BankFinancial, National Association and John G. Manos	Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company, originally filed with the Securities and Exchange Commission on July 26, 2017
10.31	Amendment No. 1 to the Amended and Restated Employment Agreement between BankFinancial, National Association and William J. Deutsch	Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company, originally filed with the Securities and Exchange Commission on July 26, 2017
10.32	Amendment No. 2 to the Amended and Restated Employment Agreement between BankFinancial Corporation and F. Morgan Gasior	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on August 1, 2017
10.33	Amendment No. 2 to the Amended and Restated Employment Agreement between BankFinancial Corporation and Paul A. Cloutier	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on August 1, 2017
10.34	Amendment No. 2 to the Amended and Restated Employment Agreement between BankFinancial Corporation and James J. Brennan	Exhibit 10.3 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on August 1, 2017
10.35	Form of Extension of Term of Employment Period, for Named Executive Officers of BankFinancial Corporation (pursuant to terms of existing agreements)	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on June 19, 2018
10.36	Form of Extension of Term of Employment Period, for Named Executive Officers of BankFinancial, National Association (pursuant to terms of existing agreements)	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on June 19, 2018
14	Code of Ethics for Senior Financial Officers	Exhibit 14 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 27, 2006
21	Subsidiaries of Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
23	Consent of Crowe LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
101
The following financial statements from the BankFinancial Corporation Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv)consolidated statements of changes in stockholders' equity, (v)consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
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

BANKFINANCIAL CORPORATION
Date:	February 11, 2019	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	February 11, 2019
F. Morgan Gasior	(Principal Executive Officer)

/s/ Paul A. Cloutier	Executive Vice President and Chief Financial Officer	February 11, 2019
Paul A. Cloutier	(Principal Financial Officer)

/s/ Elizabeth A. Doolan	Senior Vice President and Controller	February 11, 2019
Elizabeth A. Doolan	(Principal Accounting Officer)

/s/ Cassandra J. Francis	Director	February 11, 2019
Cassandra J. Francis

/s/ John M. Hausmann	Director	February 11, 2019
John M. Hausmann

/s/ Thomas F. O'Neill	Director	February 11, 2019
Thomas F. O'Neill

/s/ John W. Palmer	Director	February 11, 2019
John W. Palmer

/s/ Terry R. Wells	Director	February 11, 2019
Terry R. Wells

/s/ Glen R. Wherfel	Director	February 11, 2019
Glen R. Wherfel