Form 10-K/A
period 2018-12-31
BankFinancial CORP
filed 2019-04-30
CIK 1303942

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

60 North Frontage Road, Burr Ridge, Illinois 60527
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
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note

BankFinancial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 11, 2019. In accordance with General Instruction G(3), the Company is now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K.

PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding the members of the Board of Directors, including their years of service and terms of office. Except as indicated elsewhere in this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of BankFinancial Corporation (the “Company”), there are no arrangements or understandings between any of the directors or nominees and any other person pursuant to which such directors or nominees were selected.

Name	Position(s) Held in the Company	Director Since (1)	Term of Class to Expire
John M. Hausmann, C.P.A.	Director	1990	2019
Glen R. Wherfel, C.P.A.	Director	2001	2019
F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	1983	2020
Cassandra J. Francis	Director	2006	2021
Thomas F. O’Neill	Director	2012	2021
Terry R. Wells	Director	1994	2021

(1)
Denotes the earlier of the year the individual became a director of BankFinancial NA (the “Bank”) or the year the individual became a director of the Company or its predecessors, BankFinancial MHC and BankFinancial Corporation, the federal corporation. Messrs. Gasior, Hausmann and Wells have each served as a director of the Company since its formation in 2004. Mr. Wherfel and Ms. Francis were appointed to the Board of Directors of the Company in 2006; Mr. O’Neill was elected to the Board of Directors of the Company in 2012.

The business experience for at least the past five years of each member of the Board of Directors is set forth, with age information as of December 31, 2018. The biographies also contain information regarding the person’s experience and the experiences, qualifications, attributes or skills that caused the Corporate Governance and Nominating Committee and the Board of Directors to determine that the person should serve as a director.
F. Morgan Gasior. Age 55. Mr. Gasior has served as Chairman of the Board, Chief Executive Officer and President of the Company since its formation in 2004, and of the Bank since 1989, and as a director of the Bank since 1983. He held the same positions with the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Gasior has been employed by the Bank in a variety of positions since 1984, and became a full-time employee in 1988 when he was appointed as Executive Vice President and Chief Operating Officer. He was a director and officer of Financial Assurance Services, Inc. from 1989 through 2003. Mr. Gasior is licensed as an attorney in the States of Illinois and Michigan, but he does not actively practice law.
Mr. Gasior brings to the Board, among other skills and qualifications, comprehensive understanding of the Bank’s strategies, operations and customers based on his more than 30 years of service as an employee and officer of the Bank. He has led the development and implementation of the Bank’s financial, lending, operational, technology and expansion strategies, and this experience has uniquely positioned him to adjust the Company’s business strategies to respond to changing economic, regulatory and competitive conditions, and to discern and coordinate operational changes to match these strategies. His position on the Board also provides a direct channel of communication from senior management to the Board.
Cassandra J. Francis. Age 53. Ms. Francis is self-employed as the sole proprietor of Kariatid and Puddle Jump Properties since 2009, which provide interim management, real estate and construction-related strategic planning and program and project advisory services to public, private and non-profit organizations and professional associations. Ms. Francis previously served as the Chief Real Estate Development Officer of the South Shore Line Railroad / Northern Indiana Commuter Transportation District and as the President and CEO of Friends of the Parks, a 40 year-old non-profit advocacy organization whose mission is to preserve, protect, improve and promote the use of parks and preserves throughout the Chicago area. She was also the Executive Director and Vice President of Clayco, Inc., a national design-build construction firm and the Director of Olympic Village Development for Chicago’s bid to host the 2016 Summer Olympic and Paralympic Games. She has also held various management positions, including Senior Vice President with U.S. Equities Development, L.L.C. from 1995 to 2008. Ms. Francis is a Fellow of the American Institute of Certified Planners, a Fellow of RICS (The Royal Institution of Chartered Surveyors), and is an admitted member of the Counselors of Real Estate, the professional consulting arm of the National Association of Realtors. She is certified as both an international commercial arbitrator and as a civil commercial mediator. Ms Francis is an LEED Accredited Professional and is licensed as a real estate managing broker in the States of Illinois and Indiana. She currently serves as Vice President of the International Board of Governors of Lambda Alpha International, an honorary land economics society and on the Chicago Advisory Board of the Urban Land Institute. Ms. Francis is a member of the Corporate Governance & Nominating Committee and the Human Resources Committee of the Company.
Ms. Francis brings to the Board, among other skills and qualifications, substantial experience in urban planning and commercial real estate development and operations, with particular emphasis in retail development and leasing. She also has extensive experience with commercial real estate finance and valuations, particularly in Midwestern markets.
John M. Hausmann, C.P.A. Age 63. Mr. Hausmann has been a self-employed certified public accountant since 1980. Prior to that time, he was an accountant with Arthur Andersen. Mr. Hausmann is a member of the American Institute of Certified Public Accountants and the Illinois Certified Public Accountant Society. He has been a director of the Company since its formation in 2004, and of the Bank since 1990. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Hausmann is the Chairman of the Audit Committee of the Company, and is a member of the Human Resources Committee of the Company.
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
Thomas F. O’Neill. Age 72. Mr. O’Neill is Managing Director - Capital Markets at Stifel Financial Corporation. Mr. O’Neill was previously Vice Chairman of First Empire Securities prior to its acquisition by Stifel Financial Corporation in 2019. An industry veteran with more than 40 years experience, he was a founding principal of the investment banking and brokerage firm Sandler O’Neill + Partners. Prior to joining First Empire, Mr. O’Neill was a founder of The Kimberlite Group and served as its CEO. He also previously served as Chairman of the broker-dealer First Allied, the Vice-Chairman of the Capital Markets Group of Incapital LLC, the Vice-Chairman of the New York Interactive Advertising Exchange, and the Chairman of the Ranieri Partners Financial Services Group. Mr. O’Neill is a member of the Corporate Governance & Nominating Committee and the Human Resources Committee of the Company.
Mr. O’Neill brings to the Board, among other skills and qualifications, substantial experience and expertise in a broad range of matters that affect publicly-traded bank and thrift holding companies, including corporate governance, asset-liability management, investment management, mergers and acquisitions, asset purchases and dispositions and corporate finance.
Terry R. Wells. Age 60 Mr. Wells has served as the Village President of the Village of Phoenix, Illinois since 1993 and he currently serves as Secretary of the Southland Regional Mayoral Black Caucus. Mr. Wells has also taught history and social studies at the elementary and high school levels, and U.S. History at Thornton Township High School in Harvey, Illinois. He is also a member of the Board of Directors of Pace, a Division of the Regional Transportation Authority (Illinois), and the Board of Trustees of South Suburban College. Mr. Wells has served as President of the South Suburban Mayors and Managers Association. He has been a director of the Company since its formation in 2004, and of the Bank since 1994. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Wells is a member of the Audit Committee and is the Chairman of the Human Resources Committee of the Company. He is also the Chairman of the Corporate Governance and Nominating Committee, and as such, currently serves as the Lead Director of the Company.
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
Glen R. Wherfel, C.P.A. Age 69. Mr. Wherfel has been a principal in the accounting firm of Wherfel & Associates since 1984 and President of Park Data Incorporated since 1980. Mr. Wherfel was a director of Success National Bank from 1993 to 2001, and of Success Bancshares from 1998 to 2001. He was the Chairman of Success National Bank’s Loan Committee and a member of its Asset Liability Management Committee. Mr. Wherfel is a member of the Audit Committee and the Human Resources Committee of the Company.
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

Executive Officers Who Are Not Directors
Set forth below is information regarding the principal occupations for at least the past five years of the individuals who serve as executive officers of the Company and/or the Bank who are not directors of the Company or the Bank. All executive officers of the Company and the Bank are elected annually by their respective Boards of Directors and serve until their successors are elected and qualify. No executive officer identified below is related to any director or other executive officer of the Company or the Bank. Except as indicated elsewhere in this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K, there are no arrangements or understandings between any officer identified below and any other person pursuant to which any such officer was selected as an officer.
Paul A. Cloutier, C.P.A. Age 55. Mr. Cloutier has served as the Chief Financial Officer and Treasurer of the Company since its formation in 2004, of the Bank since 1991, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Cloutier also serves as the Executive Vice President of the Finance Division of the Company and the Bank. He is a registered certified public accountant in the State of Michigan and is a member of the American Institute of Certified Public Accountants. Prior to joining the Bank and its parent companies, he was a Senior Tax Associate with Coopers & Lybrand.
William J. Deutsch, Jr. Age 51. Mr. Deutsch has served as the President of the Bank’s National Commercial Leasing Division since 2011, and was the Senior Vice President of the National Commercial Leasing Division from 2002 to 2011. Prior to joining the Bank, Mr. Deutsch was the Senior Vice President – Lease Finance Group for the First Bank of Highland Park.
Compliance with Section 16(a) of the Exchange Act
The Company’s executive officers, directors and any beneficial owners of greater than 10% of the outstanding shares of the Company’s common stock are required to file reports with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Company’s common stock. SEC rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on the Company’s review of ownership reports required to be filed for the year ended December 31, 2018, no executive officer, director or 10% beneficial owner of shares of the Company’s common stock failed to file any required ownership report on a timely basis.
Code of Ethics
The Company has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of the Company’s Code of Ethics was previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Amendments to and waivers from the Code of Ethics for Senior Financial Officers will be disclosed on the Company website, www.bankfinancial.com. The Company has also adopted a Code of Business Conduct, pursuant to the listing standards of the NASDAQ Stock Market that applies generally to the Company’s directors, officers, and employees.
Recommendations for Director Nominees
There have been no changes to our procedures for stockholders to recommend director nominees since they were disclosed in our proxy statement for our 2018 Annual Meeting of Stockholders.
Audit Committee
The Board of Directors has adopted a written charter for the Audit Committee, which was attached as Appendix A to the Proxy Statement for the 2017 Annual Meeting. As more fully described in the Audit Committee Charter, the Audit Committee reviews the records and affairs of the Company to determine its financial condition, reviews with management and the Company’s independent registered public accounting firm the systems of internal control over financial reporting, and monitors adherence in accounting and financial reporting to accounting principles generally accepted in the United States. Each member of the Audit Committee is an “independent” director as defined in the listing standards of the NASDAQ Stock Market and Rule 10A-3 of the Securities Exchange Act of 1934. In addition, the Board of Directors has determined that Messrs. Hausmann and Wherfel are qualified as “audit committee financial experts” as currently defined in the regulations of the SEC.

ITEM 11.    EXECUTIVE COMPENSATION
NARRATIVE DISCUSSION OF EXECUTIVE COMPENSATION
Introduction
This Narrative Discussion of Executive Compensation describes the Company’s compensation philosophy and policies for 2018 as applicable to the executive officers named in the Summary Compensation Table. This section explains the structure and rationale associated with each material element of the named executive officers’ compensation, and it provides context for the more detailed disclosure tables and specific compensation amounts provided in the following section. It is important to note that the Company and the Bank have certain members of executive management in common; however, all members of executive management are compensated by the Bank rather than the Company, and the Company reimburses the Bank for its services to the Company through intercompany expense allocations.
Role of the Human Resources Committee of the Board of Directors
Pursuant to its Charter, the Human Resources Committee of the Company is responsible for the execution of the Board of Directors’ responsibilities with respect to compensation, performance evaluation and succession planning for the Company’s Chief Executive Officer and other named executive officers of the Company. The Human Resources Committee of the Company is also responsible for the submission of an annual report on executive compensation to the Board of Directors for inclusion in the Company’s Annual Report on Form 10-K. The Human Resources Committee of the Company is comprised of Messrs. Wells (Chairman), Hausmann, O’Neill and Wherfel and Ms. Francis, each of whom is expected to serve on the committee through the conclusion of the Company’s Annual Meeting of Stockholders on June 25, 2019. Each member of the Human Resources Committee of the Company is considered “independent” according to the listing standards of the NASDAQ Stock Market and a “non-employee” director under Section 16 of the Securities Exchange Act of 1934.
Compensation Philosophy and Objectives
The overall objective of the Company’s and the Bank’s compensation programs is to align executive officer compensation with the success of meeting strategic, financial and management objectives and goals. The programs are designed to create meaningful and appropriate incentives to manage the business of the Company and the Bank successfully and to align management interests with those of the stockholders of the Company. The program is structured to accomplish the following:

•	encourage a consistent and competitive return to stockholders over the long-term;

•
maintain a corporate environment that encourages stability and a long-term focus for the primary constituencies of the Company and the Bank, including employees, stockholders, communities, clients and government regulatory agencies;

•	maintain a program that:

◦	clearly motivates personnel to perform and succeed according to the current goals of the Company and the Bank;

◦	provides management with the appropriate empowerment to make decisions that benefit the primary constituents;

◦	aligns incentive compensation practices to risk-taking activities;

◦	attracts and retains key personnel critical to the long-term success of the Company and the Bank;

◦	provides for management succession planning and related considerations;

◦	encourages increased productivity;

◦	provides for subjective consideration in determining incentive and compensation components; and

◦	ensures that management:

▪	fulfills its oversight responsibility to its primary constituents;

▪	conforms its business conduct to the Company’s and the Bank’s established ethical standards;

▪	remains free from any influences that could impair or appear to impair the objectivity and impartiality of its judgments or treatment of the constituents of the Company and the Bank; and

▪	avoids any conflict between its responsibilities to the Company and the Bank and each executive officer’s personal interests.
Compensation Principles and Factors
Business Plan Objectives. The Boards of Directors of the Company and the Bank periodically conduct a review of current and anticipated business conditions in the context of the Company’s and the Bank’s financial and competitive position. The review period typically includes at least the previous two fiscal years and up to two years prospectively. In connection with this review, management submits a Business Plan to the Boards of Directors of the Company and the Bank that proposes strategic, financial and management objectives for the period covered, using multiple scenarios in response to a variety of stated assumptions. The Boards of Directors then evaluate the proposed Business Plan, and modify its provisions to the extent they deem appropriate. The Business Plan is updated by management and the Boards of Directors periodically throughout the year to respond to changing circumstances and conditions. The Business Plan provides a basis for evaluating the future progress of the organization, including all appropriate strategic alternatives, and management’s performance.
The Human Resources Committees of the Company and the Bank considered the Company’s and the Bank’s performance within the context of the business plan and management’s overall performance, weighing numerous factors within and outside of management’s control.
Corporate Performance and Industry Comparison. In establishing named executive officer compensation, the Human Resources Committees periodically evaluate the Company’s and the Bank’s performance compared to management’s and the Boards of Directors’ overall goals and business plan objectives as well as to other financial institutions. The Human Resources Committees believe that using the respective performance factors of the Company and the Bank in determining named executive officer compensation levels is a useful tool for aligning the executive officers’ interests with those of the stockholders of the Company. With that in mind, the Human Resources Committees focus on the respective overall performance of the Company and the Bank relative to the prior calendar year and also consider the performance of insured depository institutions in the Chicago MSA, immediately adjacent MSA or the State of Illinois. As part of the evaluation and review, the Human Resources Committees also take into account the manner in which various subjective issues, such as changes in competition, regulatory standards, and general and local economic conditions (including unemployment rates and commodities prices and adverse conditions in housing and real estate markets) may have affected performance.
For purposes of comparative analysis in assessing corporate performance, the Company generally considers commercial banks and savings institutions of similar asset size, capital ratios, and/or geography. Given the ever-changing landscape within the banking industry, there is no specifically defined group of companies that is utilized for this analysis. The group of comparative financial institutions used in 2018 to assess overall performance consisted of publicly-held financial institutions located in the Chicago MSA, immediately adjacent MSA or the State of Illinois with assets of $2.0 billion to $5.0 billion. The local financial institutions that were considered in 2018 included Old Second Bancorp (OSBC) and Byline Bancorp (BY). A broader group consisting of these publicly-held institutions and a number of privately-held local financial institutions was used to evaluate the improvements that occurred in the Company’s earnings, loan portfolio composition and asset quality performance metrics.
The Boards of Directors of the Company and the Bank believe that industry comparison is a useful tool for assessing business performance, staying competitive in the marketplace and attracting and retaining qualified executives. While the Human Resources Committees believe that it is prudent to use industry comparison data in determining compensation practices, they do not establish empirical parameters or benchmarks for using this data. Rather, where necessary, the Human Resources Committee of the Bank uses industry comparison data to confirm that executive compensation is reasonable relative to competing organizations.
Performance Reviews and Role of Executives in Committee Meetings. Management reports to the Boards of Directors of the Company and the Bank at least annually on its progress in achieving the strategic, financial and management objectives established by the business plan. The Boards of Directors of the Company and the Bank then consider the overall performance of the Company and the Bank and the named executive officers in the context of these objectives, weighing numerous factors and conditions within and outside of management’s control. The Human Resources Committee of the Bank reviews current and proposed compensation levels for the Chief Executive Officer and the other Named Executive Officers for Bank-level base salaries, incentive compensation plans and discretionary cash bonus payments.
The Boards of Directors and the Human Resources Committees exclude the Chief Executive Officer and all other Named Executive Officers from their discussions and formal meetings concerning their compensation, except to receive the results of the decisions made and other relevant information.
Information Resources and Role of Compensation Consultants. In reviewing current and proposed compensation levels for Named Executive Officers, the Human Resources Committees consider the organizational structure and business performance of the Company and the Bank, external information from public sources on industry and competitor business performance and compensation practices and levels and other information it deems relevant to its responsibilities. The Human Resources Committees of the Company and the Bank continued to have access to their own outside counsel and a compensation consultant during 2018. The Human Resources Committee of the Company engaged Frederic W. Cook & Co., Inc. to assist in the preparation of the compensation aspects of reports filed with the SEC and to be available for consultations with outside counsel.
Alignment of Risk and Performance-Based Compensation. The Code of Business Conduct for the Company and the Bank includes provisions for the recovery (also known as “clawback”) of performance-based incentive compensation paid in or after 2018 in certain situations involving a restatement of financial reporting for a period up to three years from the date the restated

financial statements are first filed with the Securities and Exchange Commission. In addition, incentive compensation plans adopted by the Bank that are directly related to the volumes and pricing of extensions of credit provide for the exclusion or deferral of incentive-based compensation based on either the inherent risk of the extension of credit or the risk rating assigned to the credit by a committee independent of the loan origination process.
Components of Executive Compensation
General. All Named Executive Officers of the Company, including the Chief Executive Officer, are currently executive officers of the Bank. The compensation that the Bank pays to its Named Executive Officers, however, is taken into account in establishing the intercompany expense allocations that the Company pays to the Bank.
Base Salary. Generally, base salary levels are established based on job descriptions and responsibilities, either temporary or permanent in nature (including any revisions or proposed revisions thereto), competitive conditions and general economic trends in the context of the Bank’s financial and franchise condition, and performance. A discussion of changes in base salaries for each named executive officer is included under “Conclusions for the Year Ended December 31, 2018.”
The base salaries of the named executive officers for 2019 are as follows:

Name	Position	2019 Base Salary
F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	$465,000
Paul A. Cloutier	Executive Vice President and Chief Financial Officer	$294,950
William J. Deutsch, Jr.	National Commercial Leasing President - Bank	$237,601
Cash Incentive Plan Compensation. The Bank maintains numerous cash incentive compensation plans at the Divisional or Departmental level. Each plan aligns incentive compensation with the applicable Business Plan objectives for a particular Division or Department. The Bank’s Human Resources Committee approves each Divisional or Departmental cash incentive compensation plan for a calendar year. At the conclusion of the calendar year, the Bank’s Human Resources Committee reviews the proposed awards pursuant to each Divisional or Departmental plan. Cash incentive plan compensation for the Chief Executive Officer and the Chief Financial Officer reflects the relative achievement of the strategic, financial and management objectives established by the Business Plan, management’s responses to unforeseen circumstances or conditions that materially differ from those originally assumed, and the individual performance factors established for each individual. Historically, the Bank prepared performance- and risk-based incentive compensation matrices for the Chief Executive Officer and the Chief Financial Officer. Taken together, these matrices incorporated direct relationships of certain key risk exposures and performance elements for the Company. Information with respect to these plans or matrices for the Chief Executive Officer and the Chief Financial Officer is included in “Conclusions for the Year Ended December 31, 2018.”
Discretionary Cash Bonus. The Bank may pay discretionary cash bonuses to associates and officers based on job performance consistent with a high level of individual execution of assigned responsibilities or special projects for a portion of a calendar year, a full calendar year or over a period of years. The Bank’s Human Resources Committee approves all discretionary cash bonus payments for all officers at the level of Vice President or higher. No empirical mathematical formula was used to determine the amount of the discretionary cash bonus payments. The awards of discretionary cash bonus payments for the named executive officers are discussed in “Conclusions for the Year Ended December 31, 2018.”
Share Ownership Guidelines. In the absence of difficult personal circumstances, the Human Resources Committee of the Company encourages the Chief Executive Officer and the other Named Executive Officers of the Company to acquire with their own funds and hold a position in Company shares equal to 100% of the executive’s three-year average annual cash compensation. At December 31, 2018, all of the Company’s named executive officers met all elements of the Human Resources Committee of the Company’s share ownership guidelines.
Prohibited Transactions Involving Shares Issued By BankFinancial Corporation. The Insider Trading Policy for the Company and the Bank, includes provisions prohibiting directors, officers and employees from purchasing shares of common stock issued by the Company in a margin account, or pledging such shares as collateral for a loan. In addition, the Insider Trading Policy prohibits the purchase or sale of financial instruments or otherwise conducting transactions designed to, or that may reasonably be expected to have the effect of hedging or offsetting a decrease in the market value of any securities issued by the Company without the prior written consent of the Company’s Corporate Governance and Nominating Committee.
401(k) Plan. The Company has a tax-qualified defined contribution retirement plan covering all of its eligible employees. Employees are eligible to participate in the plan after attainment of age 21 and completion of six months of service. The Company provides a match of 50% of all contributions up to 6% of eligible compensation. The Company could also contribute an additional amount annually at the discretion of the Board of Directors of the Bank. Contributions totaling $506,000, excluding forfeitures, were made to the 401(k) plan for 2018. All reasonable administrative expenses incurred by the Plan were paid by the Plan.
All Other Compensation and Perquisites. To the extent applicable, the Human Resources Committees of the Company and the Bank review and monitor the level of other compensation and perquisites provided by the Company or the Bank, respectively, to the named executive officers in the context of current business operations and general market practices. Excluding the effects of the Bank’s contributions for the health, vacation, and 401(k) plan benefits available to all full-time employees and the Bank’s reimbursement of the after-tax premium costs for disability insurance coverages, the Human Resources Committees of the Company and the Bank continue to believe that other compensation and perquisites generally should not exceed 10% of each named executive officer’s total annual cash compensation. As of December 31, 2018, the compensation practices of the Company and the Bank with respect to other compensation and perquisites met this standard.
Conclusions for Year Ended December 31, 2018
Executive Summary. The following is a summary of the compensation decisions the Human Resources Committees made with respect to the named executive officers for 2018 and 2019:

•
earned 2018 cash incentive compensation plan payments and discretionary cash bonuses were paid to the Chief Executive Officer, the Chief Financial Officer and the National Commercial Leasing President.

•
in March 2019, the base salary of the Chief Executive Officer increased by 3.3%, the base salary of the Chief Financial Officer increased 1.5%, and the National Commercial Leasing President increased 2.0%. The base salaries of the named executive officers increased by 2.0% in April 2018, except the base salary for the Chief Executive Officer, which increased by 9.0%.

Review of Chief Executive Officer. The Human Resources Committee of the Bank met outside the presence of management to review the Chief Executive Officer’s performance in the context of the approved 2018 Business Plan, and the extent to which established Business Plan objectives were realized during 2018. The Human Resources Committee of the Bank also evaluated the overall state of the Bank’s franchise and strategic position, capabilities and direction consistent with the Chief Executive Officer’s execution of his leadership and planning responsibilities. The Human Resources Committee of the Bank conducted an evaluation of Mr. Gasior’s 2018 performance and 2019 base compensation. The Human Resources Committee of the Bank reviewed historical performance standards first adopted in 2009, evaluated industry compensation information of publicly-traded financial institutions located in the Chicago MSA, immediately adjacent MSA or the State of Illinois with assets of $2.0 billion to $5.0 billion, and evaluated the 2018 performance award percentages compared to the historical performance standards. Based on the factors noted above, the Board of Directors of the Bank, with Mr. Gasior not participating, ratified the actions of the Human Resources Committee of the Bank with respect to the Chief Executive Officer and approved a 24.65% cash incentive compensation plan payment based on the achievement of the 2018 Business Plan objectives as set forth in the matrix below, a 4.5% discretionary cash bonus payment related to the disposition of the Bank’s Visa B equity securities, and a 3.3% increase to base compensation.
The matrix used by the Human Resources Committee of the Bank with respect to the Chief Executive Officer is as follows:

Component	Weight	2018 Performance Results	2018 Percentage Results		2018 Percentage Awarded		2018 Maximum Percentage
Earnings Per Share	25%	Met	17.60%		17.60%		50%
Internal Controls	25	Met	20.00		20.00		50
Asset Quality (1)	25	Exceeded	35.00		35.00		50
Marketing & Business Development	15	Met	20.00		20.00		50
Leadership & Planning	10	Exceeded	35.00		35.00		50
Composite	100%	Met	24.65%	(2)	24.65%	(3)	50%	(4)

(1)
The Human Resource Committee of the Bank’s review was based on information provided in our audited financial statements; however, such results were reviewed generally but were not compared to predetermined numerical criteria.

(2)	Represents the percentage of base salary earned as cash incentive compensation.

(3)	Represents the percentage of base salary paid as cash incentive compensation.

(4)	Represents the maximum percentage of base salary available as cash incentive compensation.

The Earnings target and the actual results for the year ended December 31, 2018, are set forth in the table below.

Category	2018 Performance	2018 Plan
Earnings Per Share	$1.11	$0.88
Review of the Chief Financial Officer. The Human Resources Committee of the Bank met outside the presence of management to review the performance of the Chief Financial Officer. The Human Resources Committee of the Bank noted that the Chief Executive Officer had provided it with an assessment of the performance of the Chief Financial Officer, which included a review of the historical performance standards first adopted in 2009, an evaluation of industry compensation data of publicly-traded institutions located in the Chicago MSA, immediately adjacent MSA, or the State of Illinois with assets of $2.0 billion and $5.0 billion and an evaluation of 2018 performance compared to the historical standards. The Human Resources Committee noted that the Bank achieved strong results in its regulatory examinations and independent reviews relating to Asset-Liability Management. In addition, the Chief Financial Officer provided core decision support analysis to the Chief Executive Officer and the Company’s Board of Directors with respect to the payment of dividends, the Company’s Share Repurchase Program, the evaluation of two potential acquisitions of smaller financial institutions, a community development project, and the tracking of corporate and industry performance for Business Plan and strategic planning purposes. Because the members of the Board of Directors have had considerable interaction with the Company’s Chief Financial Officer throughout the year, the Human Resources Committee of the Bank determined that it had a strong basis to make an evaluation of the Chief Financial Officer independent of the Chief Executive Officer’s conclusions and recommendations. Based on the factors noted above, the Human Resources Committee of the Bank approved a 15.3% cash incentive compensation plan payment to the Chief Financial Officer, consisting of 10.69% based on the achievement of the 2018 Business Plan objectives as set forth in the matrix below plus 4.6% related to the completion of a specific project-based goal related to community development investments, and a 2.4% discretionary cash bonus payment related to the disposition of the Bank’s Visa B equity securities.
The Human Resources Committee of the Bank also approved a standard base compensation increase of 1.5% for the Chief Financial Officer. The Board of Directors of the Bank ratified the actions of the Human Resources Committee of the Bank with respect to the Chief Financial Officer.
The matrix utilized by the Human Resources Committee of the Bank with respect to the Chief Financial Officer is as follows:

Component	Weight	2018 Performance Results	2018 Percentage Results		2018 Percentage Awarded		2018 Maximum Percentage
Core Earnings Per Share	5%	Met	8.80%		8.80%		20%
Internal Controls	25	Met	10.00		10.00		20
Asset Quality (Securities)(1)	30	Met	10.00		10.00		20
Liquidity & Interest Rate Risk	30	Met/Exceeded	12.50		12.50		20
Leadership & Planning	10	Met	10.00		10.00		20
Composite	100%	Met/Exceeded	10.69%	(2)	10.69%	(3)	20%	(4)

(1)
The Human Resource Committee of the Bank’s review was based on information provided in our audited financial statements; however, such results were reviewed generally but were not compared to predetermined numerical criteria.

(2)	Represents the percentage of base salary earned as cash incentive compensation.

(3)	Represents the percentage of base salary paid as cash incentive compensation.

(4)	Represents the maximum percentage of base salary available as cash incentive compensation.
The Earnings target and the actual results for the year ended December 31, 2018, are set forth in the table in the Review of the Chief Executive Officer.
Review of National Commercial Leasing President. The Human Resources Committee of the Bank met outside the presence of management to review the performance of the National Commercial Leasing President. The Human Resources Committee of the Bank noted that the Chief Executive Officer had assessed the performance of the National Commercial Leasing President and the applicable cash incentive compensation based on the results of the Bank’s 2018 National Commercial Leasing President Incentive Compensation Plan. The Bank’s National Commercial Leasing President Incentive Compensation Plan rewards successes in growing the commercial lease portfolio, the lessor credit portfolio, commercial deposits, and non-interest income based on Business Plan projections and underwriting standards. The National Commercial Leasing President, with the concurrence of the Chief Executive Officer, projected the Business Plan results based on numerous factors including the prior year’s volume funded and average outstanding, the allocation of relative credit risk between investment grade and other leases, the relative volume of discounted lease originations, the average outstanding balance of commercial loans to independent equity lessors, the yield achieved on lease and loan originations, the asset quality of the portfolio, current economic and projected market conditions, lease and loan repayments and other factors. The National Commercial Leasing Division achieved 102% of the overall portfolio balance target at December 31, 2018; however, the relative credit risk composition of discounted lease originations resulted in a lower yield than the overall portfolio balance target yield by approximately 2.4%. Based on the relative achievements within the Discounted Lease and Lessor Commercial Credit portfolios pursuant to the 2018 National Commercial Leasing Incentive Compensation Plan, the Human Resources Committee of the Bank approved a $100,464 cash incentive compensation plan payment to the National Commercial Leasing President for 2018 and a $11,647 discretionary cash bonus payment related to the management of certain wholesale lessor relationships. The Committee’s approval includes $410 earned under the incentive compensation plan but deferred for up to two years pursuant to the Bank’s risk management controls with respect to incentive compensation for risk-taking activities. If the obligations are not met, then the deferred amounts will be forfeited. The Human Resources Committee of the Bank also approved a standard base compensation increase of 2.0% for the National Commercial Leasing President. The Board of Directors of the Bank ratified the actions of the Human Resources Committee of the Bank with respect to the National Commercial Leasing President.
Reasonableness of Compensation
After considering all components of the compensation program for the named executive officers, the Human Resources Committee of the Bank has determined that such compensation is reasonable and appropriate.
The cash incentive compensation programs for the Chief Executive Officer, the Chief Financial Officer, and the National Commercial Leasing President include both asset quality and internal control risk measurements. Similar controls exist within the incentive compensation plans for non-executive officers and employees, as applicable. In addition, the measurement and review of the asset quality and internal controls performance are separated from the applicable business operations, including audits by the Internal Audit Division, the Company’s independent external audit firm and other third-party independent reviews. Finally, the overall system of internal controls is robust and provides multiple levels of controls to reasonably detect and prevent instances of excessive risk taking within the organization.
Tax and Accounting Treatment
Code Section 409A. The Human Resources Committees of the Company and the Bank have monitored regulatory developments under Section 409A of the Internal Revenue Code, which was enacted as part of the American Jobs Creation Act of 2004 and deals with specific tax rules for non-qualified deferred compensation plans. The Company previously revised certain provisions in its employment agreements with the Chief Executive Officer, the other Named Executive Officers and certain other officers to address Section 409A and the final Treasury Regulations under Section 409A.
Other Taxation Issues. The Human Resources Committees of the Company and the Bank believe that, as compensation structures become more complex, the effects of the alternative minimum tax and other taxation issues could affect the net intended effect of the Company’s and the Bank’s compensation plans. Although no specific action is warranted at this time, the Human Resources Committees of the Company and the Bank intends to monitor the effects of the alternative minimum tax and other taxation issues on the Company and its directors, officers and associates when evaluating various compensation principles, practices and plans.

EXECUTIVE COMPENSATION
The following table sets forth information concerning the compensation of the Company’s Chief Executive Officer and the other two most highly compensated executive officers who served in such capacities during 2018:
Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation(1)		All Other Compensation(2)	Total Compensation
F. Morgan Gasior Chairman of the Board, Chief Executive Officer and President	2018	$439,958	$20,000	$110,925	(3)	$31,484	$602,367
	2017	412,703	—	138,256		64,165	615,124
Paul A. Cloutier Executive Vice President and Chief Financial Officer	2018	289,148	7,000	44,574	(4)	$29,876	$370,598
	2017	284,011	—	33,842		63,671	381,524
William J. Deutsch, Jr. National Commercial Leasing President	2018	231,713	11,647	100,464	(5)	15,397	$359,221
	2017	227,596	—	104,368		48,452	380,416

(1)
Mr. Deutsch's 2018 and 2017 amounts include $410 and $1,021 earned under the cash compensation plan, respectively, but deferred for up to two years pursuant to the Bank's risk management controls with respect to incentive compensation and paid if certain lease obligations are met. If the obligations are not met, then the deferred amounts will be forfeited.

(2)	All other compensation for the named executive officers during fiscal 2018 is summarized below:

Name	Perquisites(i)	Insurance(ii)	Tax Reimbursement(iii)	401(k) Match	Total
F. Morgan Gasior	$19,200	$2,913	$1,272	$8,099	$31,484
Paul A. Cloutier	$18,600	$2,106	$920	$8,250	$29,876
William J. Deutsch, Jr.	$6,000	$1,739	$760	$6,898	$15,397

(i)	Includes use of an automobile or an automobile allowance, and in the case of Messrs. Gasior and Cloutier, club dues.

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

(3)	Mr. Gasior is eligible to receive an incentive cash bonus up to 50% of base salary based on the achievement of weighted performance goals.

(4)
Mr. Cloutier is eligible to receive an incentive cash bonus up to 20% of base salary based on the achievement of weighted performance goals and an additional incentive cash bonus up to a maximum of $15,000 based on the achievement of a community development project performance goal.

(5)
Mr. Deutsch is eligible to receive an incentive under the National Commercial Leasing President Incentive Compensation Plan. Maximum payout is not limited if certain business plan objectives are achieved during 2018. If these objectives are not achieved, the maximum payout is limited to $165,000. Final incentive earned is subject to risk-based deferrals and asset quality adjustments.

Potential Payments upon Termination or Change of Control
The following table sets forth information concerning potential payments and benefits under the Company’s compensation programs and benefit plans to which the Named Executive Officers would be entitled upon a termination of employment as of December 31, 2018. As is more fully described on the following page, the named executive officers entered into employment agreements with the Company and/or the Bank, as applicable (each, an “Employment Agreement”), which provide for payments and benefits to a terminating executive officer following a termination other than for “cause” or by resignation. Except for the payments and benefits provided by the Employment Agreements, all other payments and benefits provided to any Named Executive Officer upon termination of his employment are the same as the payments and benefits provided to other eligible executives of the Bank.

Executive	Potential Payments Upon Termination or Change of Control	Termination by the Bank			Other Types of Termination			Change of Control (3)
		For Cause	For Disability (1)	Without Cause (2)	By Resignation	For Good Reason (2)	Upon Death (1)
F. Morgan Gasior	Cash payments	$—	$1,230,189	$1,693,108	$—	$1,693,108	$1,230,189	$1,693,108
	Continued Benefits	—	18,706	23,221	—	23,221	18,706	23,221
Paul A. Cloutier	Cash payments	$—	$753,439	$1,033,659	$—	$1,033,659	$753,439	$1,033,659
	Continued Benefits	—	32,260	40,046	—	40,046	32,260	40,046
William J. Deutsch, Jr.	Cash payments	$—	$681,954	$681,954	$—	$681,954	$681,954	$681,954
	Continued Benefits	—	14,752	14,752	—	14,752	14,752	14,752

(1)
For each named executive officer, except Mr. Deutsch, cash payments include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary the executive would have received from the date of termination through the end of his employment period. The cash payments for Mr. Deutsch include a prorated annual cash incentive compensation for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary the executive would have received from the date of termination through the end of the executive's employment period. Continued benefits reflect the incremental cost of core benefits to the Company during the executive's remaining employment period based on actual cost for 2018. Excludes any reduction in benefit as a result of disability insurance or federal social security disability payments.

(2)
For each named executive officer, except Mr. Deutsch, cash payments include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution, and three times the executive’s three-year average cash compensation. The cash payments for Mr. Deutsch include a prorated annual cash incentive compensation for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary the executive would have received from the date of termination through the end of the executive's employment period. Continued benefits reflect the incremental cost of core benefits to the Company for 36 months based on the actual cost for 2018, except for Mr. Deutsch, whose continued benefits reflect the incremental cost of core benefits to the Company during the executive's remaining employment period.

(3)
The payments reflected in this column assume the executive terminated for good reason in connection with a change of control. For each named executive officer, except Mr. Deutsch, cash payments include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution, and three times the executive’s three-year average cash compensation. The cash payments for Mr. Deutsch include a prorated annual cash incentive compensation for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary the executive would have received from the date of termination through the end of the executive's employment period. Continued benefits reflect the incremental cost of core benefits to the Company for 36 months based on the actual cost for 2018, except for Mr. Deutsch, whose continued benefits reflect the incremental cost of core benefits to the Company during the executive's remaining employment period. Executive severance benefits for Mr. Deutsch may be reduced to avoid constituting an “excess parachute payment” under Section 280G of the Internal Revenue Code. Assuming a December 31, 2018 termination, the cash payments reflected above for Mr. Deutsch do not require a reduction.

Accrued Pay and Regular Retirement Benefits. The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include:

•	Accrued but unpaid salary and vacation pay.

•	Distributions of plan balances under the Bank’s 401(k) plan. See “401(k) Plan” for an overview of the 401(k).
Employment Agreements. The Bank has entered into employment agreements with Messrs. Gasior, Cloutier and Deutsch and the Board of Directors of the Bank last reviewed the Bank’s employment agreements with Messrs. Gasior, Cloutier and Deutsch in 2018 and approved the extension of their terms through May 31, 2021. The reviews are conducted annually and the next review is scheduled to occur in the second quarter of 2019.
Under the employment agreements, the Bank will pay the executive officers the base salary as reflected in the Bank’s payroll records, subject to discretionary increases by the Board of Directors. The 2019 base salaries for Messrs. Gasior, Cloutier and Deutsch are $465,000, $294,950 and $237,601, respectively. The employment agreements provide that the base salary may be increased but may not be decreased without the executive officer’s prior written consent. The employment agreements also provide that the executive officer will receive the use of an automobile or an automobile allowance and in the case of Messrs. Gasior and Cloutier, the payment of designated club dues, provided that, in a given year, these payments may not, in the aggregate, exceed 10% of the executive officer’s cash compensation. The employment agreements further provide that the executive officer is entitled to participate with other executive officers in cash incentive compensation plans and discretionary cash bonuses, if approved by the Board, respectively. In addition to base salary, cash incentive compensation plans or discretionary cash bonuses, as may be approved by the Board, the employment agreements provide for, among other things, participation in a Section 125 cafeteria plan, group medical, dental, and vision (referred to as the “Core Plans”), disability and life insurance plans, the 401(k) plan, and other employee and fringe benefits applicable to executive personnel.
During the employment period, each executive officer is provided with a supplemental disability insurance policy that pays 60% of base salary for the remaining term of the agreement in the event the executive officer is terminated due to disability. If an executive officer becomes disabled, his or her base salary will be reduced proportionately by the disability payments made under the disability policy and under the federal social security system. Each executive officer is responsible for paying the premiums but receives an annual allowance in an amount sufficient, on an after-tax basis, to equal the premium payments. In the event of termination of employment due to disability, the executive officer will be entitled to his earned salary, an amount equal to the annual average of any cash incentive compensation and bonus that the executive officer received during the preceding two fiscal years, except for Mr. Deutsch who would receive an amount equal to the cash incentive compensation he would receive during the current year. The executive officer will receive the prorated employer matching 401(k) plan contribution that the executive officer would be entitled to receive for the current year. In addition, the executive officer will be entitled to the base salary the executive officer would have been paid through the date the employment period would have expired if the executive officer’s employment had not been sooner terminated due to disability, which will be reduced on a dollar-for-dollar basis by the disability insurance and federal social security disability payments referenced above, and continued coverage under the Core Plans through the date the employment period would have expired, subject to the executive officer’s continued payment of the costs and contributions for which he is responsible. After their continued coverage under the core plans expires, Messrs. Deutsch and Cloutier will be provided with a cash insurance expense stipend if the Bank’s insurer will not allow them to remain in the Bank’s health insurance plan after their employment ends or until they become eligible for Medicare coverage or for coverage under another employer’s group health plan. Mr. Gasior will have access to health insurance until he qualifies for Medicare provided that he pays the annual insurance premiums at COBRA rates.
In the event the executive officer’s employment is terminated due to death, his surviving spouse and minor children, if any, will be entitled to the same coverage under the core plans that the executive officer would have been provided if his employment had terminated due to disability. In addition, the executive officer’s estate or trust, as applicable, will be entitled to the base salary the executive officer would have been paid through the date the employment period would have expired if the executive officer’s employment had not been sooner terminated due to death. The Bank will generally have no obligation to pay or provide an executive officer’s estate, surviving spouse, or minor children with any other compensation or benefits on account of the executive officer’s death.
In the event the executive officer’s employment is terminated without cause by the Bank, the executive officer will receive his earned salary, prorated incentive compensation, accrued plan contribution, and continued coverage under the Core Plans for 36 months, except for Mr. Deutsch, whose continued coverage would be during the remaining employment period. Continued coverage under the Core Plans is subject to the executive officer’s payment of costs and contributions for which he or she is responsible. After their continued coverage under the Core Plans expires, Messrs. Deutsch and Cloutier will be provided with a cash insurance expense stipend; Mr. Gasior will have access to health insurance until he qualifies for Medicare provided that he pays the annual insurance premiums at COBRA rates. In the event of a termination without cause, the executive would be paid an amount equal to three times the average annual compensation, with the exception of Mr. Deutsch who would be paid his base salary from the effective date of termination through the date the employment period would have expired. Payment of benefits would be made in a single lump sum (except for Mr. Deutsch, for whom the payment would be made in equal installments), except for payments upon death and payments that exceed certain “safe harbor” provisions of the Internal Revenue Code.
Under the employment agreements, the executive officer may terminate his employment for “Good Reason” by giving notice within 60 days after the event giving rise to the right to terminate employment. Good Reason generally includes (i) the Bank’s decision not to re-elect or failure to re-elect the executive officer to his present position; (ii) with the exception of Mr. Deutsch, the Bank’s failure to extend the executive officer’s employment period on the anniversary date for an additional year; (iii) the relocation of the executive officer’s principal place of employment by more than a specified distance; (iv) the reduction in the executive officer’s base salary or a material reduction in benefits to which the executive officer is entitled; (v) the liquidation or dissolution of the Bank or the Company; (vi) the Bank’s material uncured breach of the employment agreement; and (vii) with the exception of Mr. Deutsch, the occurrence of a “Change of Control” as such term is defined in the 2006 EIP. With respect to Mr. Gasior’s employment agreement, “Good Reason” also includes the failure to elect or re-elect him as Chairman of the Board of Directors of the Bank, a change in the composition of the Board of Directors of the Bank such that the current directors no longer constitute a majority of the board other than in certain circumstances where the new board is nominated or appointed by the existing board, or a significant reduction in the scope of his duties, powers, privileges, authority or responsibilities. In the event an executive officer’s employment is terminated for Good Reason, he will receive the same amounts, the same coverage under the Core Plans and the same health insurance coverage continuation rights that he would have received if his employment had been terminated without cause. An executive officer who terminates his employment by resignation other than due to Good Reason will only be entitled to his earned salary and vacation through the date of termination.
The executive officer is required under the employment agreement to execute a general release in consideration for any severance amounts. The executive officer also agrees not to compete with the Bank or its affiliates for six months after termination or during the period that severance amounts are paid, if longer. In addition, the executive officer agrees not to solicit the Bank’s customers, their business or the Bank’s employees for eighteen months, which may be reduced in certain circumstances. Payment of amounts due the executive officers under the employment agreements will generally be made in a single lump sum, or in the case of Mr. Deutsch, in equal installments as described above.
The Company has entered into employment agreements with Messrs. Gasior and Cloutier and the Board of Directors of the Company last reviewed the Company’s employment agreements with Messrs. Gasior and Cloutier in 2018 and approved the extension of their terms through May 31, 2021. The reviews are conducted annually and the next review is scheduled to occur in the second quarter of 2019.
The Company does not separately compensate Messrs. Gasior or Cloutier for their services to the Company. Instead, the Bank pays and provides their cash compensation and benefits, and allocates a portion of this expense to the Company pursuant to an intercompany expense sharing arrangement in proportion to the time and services that they provide to the Company. The employment agreements between the Company and Messrs. Gasior and Cloutier thus provide that any cash compensation and benefits that become simultaneously due under both their employment agreements with the Company and their employment agreements with the Bank will be subtracted from those due Messrs. Gasior and Cloutier under their respective employment agreements with the Company. The payments and benefits that each of Messrs. Gasior and Cloutier will receive under his employment agreement with the Company if his employment is terminated without cause, for Good Reason or due to death or disability are the same as those provided for in their respective employment agreements with the Bank.
The primary material differences between the Company’s employment agreements with Messrs. Gasior and Cloutier and their respective employment agreements with the Bank are that their employment agreements with the Company provide that, upon the termination of employment based on the occurrence of a Change of Control as that term is defined in the 2006 EIP, (i) the restricted periods applicable to the non-competition and non-solicitation covenants set forth in their respective employment agreements with the Company and their employment agreements with the Bank will be reduced to six months and the scope of the competitive restrictions will be limited to those that existed immediately prior to the Change of Control; and (ii) all obligations that may become due simultaneously under both the Company’s employment agreements with Messrs. Gasior and Cloutier and their respective employment agreements with the Bank will first be provided under their employment agreements with the Company. The Company employment agreements do not impose a limit on the compensation that would be payable to Messrs. Gasior or Cloutier upon the occurrence of a Change of Control to avoid an “excess parachute payment” under Section 280G of the Internal Revenue Code.
Compensation of Directors
Directors’ Fees. All directors of the Company, other than Mr. O’Neill, are also directors of the Bank. Except for Mr. Gasior, who receives no fees for serving as a director, committee chairperson or committee member, the directors of the Bank received a Board fee of $2,000 per month through March 2018 for preparing for and attending meetings of the Board of Directors of the Bank. Except for the Audit Committee, the Bank did not pay its directors a separate fee during 2018 for serving on board committees. The members of the Audit Committee were paid an Audit Committee fee during 2018 because the Audit Committee is a required entity with separate responsibilities established by applicable laws and regulations. Through March 2018, the Bank paid an Audit Committee fee of $1,000 per quarter to Mr. Hausmann (the Chairman of the Audit Committee), and $800 per quarter to Messrs. Wells and Wherfel (members of the Audit Committee).
Beginning in April 2018, the Board of Directors of the Bank received a Board fee of $3,000 per month and the Board of Directors of the Company received a Board fee of $1,500 per month. The Company paid an Audit Committee fee of $500 per month to Mr. Hausmann and $400 per month to Messrs. Wells and Wherfel.
Mr. O’Neill was compensated for his service as a director of the Company because he is not a director of the Bank. Mr. O’Neill received a Board fee of $1,000 per month through March 2018 and $1,500 per month beginning in April 2018. Mr. O’Neill was reimbursed for his travel expenses for attending meetings of the Board of Directors of the Company.

The table below provides information on 2018 compensation for directors who served in 2018. Directors receive no perquisites in addition to the scheduled fees paid to each member, except as noted below:

Name	Fees Earned or Paid in Cash ($) (1)	Total ($)
Cassandra J. Francis	$46,500	$46,500
John M. Hausmann, C.P.A.	$52,000	$52,000
Thomas F. O’Neill	$16,500	$16,500
John W. Palmer (2)	$16,500	$16,500
Terry R. Wells	$50,900	$50,900
Glen R. Wherfel, C.P.A.	$50,900	$50,900

(1)	Ms. Francis and Messrs. Hausmann, Wells, and Wherfel fees include fees for service on the Board of Directors of the Bank in the amount of $33,000.

(2)	John W. Palmer resigned as a Director of the Company, effective February 26, 2019.

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

BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of April 15, 2019, certain information as to the beneficial ownership of shares of the Company’s common stock by: (i) those persons or entities known by the Company to beneficially own more than 5% of the Company’s outstanding shares of common stock; (ii) each director and nominee for election as director; (iii) each named executive officer of the Company; and (iv) all directors and executive officers of the Company and the Bank as a group. The address for each individual listed below is: C/O BankFinancial Corporation, 60 North Frontage Road, Burr Ridge, Illinois 60527. An asterisk denotes beneficial ownership of less than one percent.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)		Percent of Shares of Common Stock Outstanding
Dimensional Fund Advisors LP 6300 Bee Cave Road Building One Austin, Texas 78746	1,480,854	(2)	9.51%
Black Rock, Inc. 40 East 52nd Street New York, New York 10022	1,188,716	(2)	7.64%
Principal Trust Company 1013 Centre Road Wilmington, Delaware 19805 As Trustee fbo BankFinancial and Subsidiaries 401(k) Plan	1,016,317	(2)	6.53%
PL Capital, LLC 20 East Jefferson Ave., Suite 22 Naperville, Illinois 60540	975,189	(3)	6.26%
Renaissance Technologies Holdings Corporation 800 Third Avenue New York, New York 10022	891,900	(4)	5.73%
The Vanguard Group 100 Vanguard Blvd. Malvern, Pennsylvania 19355	883,966	(2)	5.68%

Directors and Nominees
Cassandra J. Francis	40,444		*
F. Morgan Gasior	294,878	(5)	1.89%
John M. Hausmann	69,049		*
Thomas F. O’Neill	7,160		*
Terry R. Wells	56,384		*
Glen R. Wherfel	77,729	(6)	*
Named Executive Officers (other than Mr. Gasior):
Paul A. Cloutier	85,691	(7)	*
William J. Deutsch, Jr.	48,858	(8)	*
All Directors, Nominees and Executive Officers of the Company and the Bank as a Group (9 persons)	785,364		5.05%
Footnotes on following page.

(1)
The information reflected in this column is based upon information furnished to us by the persons named above and the information contained in the records of our stock transfer agent. The nature of beneficial ownership for shares shown in this column, unless otherwise noted, represents sole voting and investment power.

(2)	Amount of shares owned and reported on the most recent Schedule 13G filings with the SEC, reporting ownership as of December 31, 2018.

(3)	Amount of shares owned and reported on the most recent 13D filing with the SEC, reporting ownership as of February 28, 2019.

(4)	Amount of shares owned and reported on the most recent Schedule 13G filings with the SEC, reporting ownership as of July 26, 2018.

(5)
Includes 85,341 shares held by the BankFinancial and Subsidiaries Associate Investment Plan. Also includes 125,000 shares held by Mr. Gasior’s spouse. Mr. Gasior disclaims beneficial ownership of these 125,000 shares.

(6)	Includes 45,229 shares held in trust and 7,500 shares held by an individual retirement account.

(7)	Includes 20,691 shares held by the BankFinancial and Subsidiaries Associate Investment Plan.

(8)	Includes 38,858 shares held by the BankFinancial and Subsidiaries Associate Investment Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Certain Related Persons
Neither the Bank nor the Company had any outstanding extensions of credit as of December 31, 2018 to any executive officer or directors or to a related interest of a director or executive officer. The Bank’s Professional Responsibility Policy provides that no director or executive officer (as defined by the Bank’s Board of Directors) may provide goods or services to the Bank or an affiliate (which includes the Company) unless approved by the disinterested majority of the Board of Directors after full disclosure and it is determined that the arrangement is fair and appropriate. In addition, all transactions between the Bank or its affiliates and a director or executive officer must be conducted on an arm’s length basis, comply with all applicable laws and regulations and be on terms that are no more favorable to the director or executive officer than those afforded to similarly situated customers and vendors.
Director Independence
The Board of Directors has determined that, except for Mr. Gasior, who serves as the Chairman, Chief Executive Officer and President of the Company, each of the Company’s directors is “independent” as defined in Rule 5605(a)(2) of the listing standards of the NASDAQ Stock Market.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe during the years ended December 31, 2018 and 2017:
Audit Fees. The aggregate fees billed to the Company by Crowe for professional services rendered by Crowe for the audit of the Company’s annual financial statements and internal controls, review of the financial statements included in the Company’s Annual Reports on Form 10-K and services that are normally provided by Crowe in connection with statutory and regulatory filings and engagements were $444,000 and $425,000 during the years ended December 31, 2018 and 2017, respectively.
Audit-Related Fees. The aggregate fees billed to the Company by Crowe for assurance and related services rendered by Crowe that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “Audit Fees” above, were $25,000 for the year ended December 31, 2018 and none for the year ended December 31, 2017. The 2018 fees were billed to the Company for services related to the Bank’s ESOP plan.
Tax Fees. The aggregate fees billed to the Company by Crowe for professional services rendered by Crowe for tax consultations and tax compliance were $132,000 and $154,000 during the years ended December 31, 2018 and 2017, respectively.
All Other Fees. There were no other fees billed for professional services rendered by Crowe other than those described above.
Audit Committee Pre-Approval Policy
The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by Crowe, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee pre-approved 100% of the audit and tax fees described above during the years ended December 31, 2018 and 2017.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3)    Exhibits

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BANKFINANCIAL CORPORATION

Dated:	April 30, 2019	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President