Form 10-Q
period 2019-03-31
BankFinancial CORP
filed 2019-04-30
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2019
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. At April 26, 2019, there were 15,517,699 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
March 31, 2019

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	March 31, 2019	December 31, 2018
Assets
Cash and due from other financial institutions	$12,016	$13,805
Interest-bearing deposits in other financial institutions	66,206	84,399
Cash and cash equivalents	78,222	98,204
Securities, at fair value	83,240	88,179
Loans receivable, net of allowance for loan losses: March 31, 2019, $8,354 and December 31, 2018, $8,470	1,306,475	1,323,793
Other real estate owned, net	921	1,226
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	8,026	8,026
Premises and equipment, net	24,992	25,205
Accrued interest receivable	5,411	4,952
Bank-owned life insurance	18,839	18,809
Deferred taxes	5,023	6,235
Other assets	13,871	10,696
Total assets	$1,545,020	$1,585,325

Liabilities
Deposits
Noninterest-bearing	$222,328	$230,041
Interest-bearing	1,104,418	1,122,443
Total deposits	1,326,746	1,352,484
Borrowings	16,106	21,049
Advance payments by borrowers for taxes and insurance	9,134	10,531
Accrued interest payable and other liabilities	16,814	14,111
Total liabilities	1,368,800	1,398,175

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 15,644,499 shares issued at March 31, 2019 and 16,481,514 issued at December 31, 2018	157	165
Additional paid-in capital	117,715	130,547
Retained earnings	58,072	56,167
Accumulated other comprehensive income	276	271
Total stockholders’ equity	176,220	187,150
Total liabilities and stockholders’ equity	$1,545,020	$1,585,325

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended March 31,
	2019	2018
Interest and dividend income
Loans, including fees	$15,352	$13,820
Securities	602	464
Other	572	464
Total interest income	16,526	14,748
Interest expense
Deposits	3,221	1,525
Borrowings	86	202
Total interest expense	3,307	1,727
Net interest income	13,219	13,021
Recovery of loan losses	(87)	(258)
Net interest income after recovery of loan losses	13,306	13,279
Noninterest income
Deposit service charges and fees	930	978
Loan servicing fees	23	70
Mortgage brokerage and banking fees	28	71
Gain on sale of equity securities	295	—
Loss on disposal of other assets	(19)	—
Trust and insurance commissions and annuities income	205	213
Earnings on bank-owned life insurance	30	66
Other	132	141
Total noninterest income	1,624	1,539
Noninterest expense
Compensation and benefits	5,703	5,322
Office occupancy and equipment	1,845	1,731
Advertising and public relations	161	143
Information technology	692	641
Supplies, telephone, and postage	399	333
Amortization of intangibles	20	122
Nonperforming asset management	54	202
Operations of other real estate owned	(44)	161
FDIC insurance premiums	108	119
Other	1,160	1,185
Total noninterest expense	10,098	9,959
Income before income taxes	4,832	4,859
Income tax expense	1,281	1,300
Net income	$3,551	$3,559
Basic earnings per common share	$0.22	$0.20
Diluted earnings per common share	$0.22	$0.20
Weighted average common shares outstanding	16,202,303	17,930,639
Diluted weighted average common shares outstanding	16,202,303	17,931,100

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three Months Ended March 31,
	2019	2018
Net income	$3,551	$3,559
Unrealized holding gain (loss) arising during the period	6	(104)
Tax effect	(1)	22
Net of tax	5	(82)
Comprehensive income	$3,556	$3,477

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2018	$179	$153,811	$43,274	$370	$197,634
Net income	—	—	3,559	—	3,559
Other comprehensive loss, net of tax	—	—	—	(82)	(82)
Repurchase and retirement of common stock (81,500 shares)	(1)	(1,322)	—	—	(1,323)
Cash dividends declared on common stock ($0.08 per share)	—	—	(1,436)	—	(1,436)
Balance at March 31, 2018	$178	$152,489	$45,397	$288	$198,352

Balance at January 1, 2019	$165	$130,547	$56,167	$271	$187,150
Net income	—	—	3,551	—	3,551
Other comprehensive income, net of tax	—	—	—	5	5
Repurchase and retirement of common stock (837,015 shares)	(8)	(12,832)	—	—	(12,840)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,646)	—	(1,646)
Balance at March 31, 2019	$157	$117,715	$58,072	$276	$176,220

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$3,551	$3,559
Adjustments to reconcile to net income to net cash from operating activities
Recovery of loan losses	(87)	(258)
Depreciation and amortization	816	916
Amortization of right of use asset	212	—
Amortization of premiums and discounts on securities and loans	1	3
Amortization of core deposit intangible	20	122
Amortization of servicing assets	17	27
Net change in net deferred loan origination costs	7	36
(Gain) loss on sale of other real estate owned	(95)	21
Gain on sale of equity securities	(295)	—
Loss on disposal of other assets	19	—
Other real estate owned valuation adjustments	—	25
Net change in:
Accrued interest receivable	(459)	(281)
Earnings on bank owned life insurance	(30)	(66)
Other assets	656	2,037
Accrued interest payable and other liabilities	(3,991)	(2,431)
Net cash from operating activities	342	3,710
Cash flows from investing activities
Securities
Proceeds from maturities	30,974	27,499
Proceeds from principal repayments	449	1,030
Proceeds from sale of equity securities	3,722	—
Purchases of securities	(26,479)	(37,923)
Loans receivable
Principal payments on loans receivable	231,500	226,439
Originated for investment	(214,175)	(189,659)
Proceeds from sale of other real estate owned	446	713
Purchase of premises and equipment, net	(197)	(150)
Net cash from investing activities	26,240	27,949

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities
Net change in deposits	$(25,738)	$(62,044)
Net change in borrowings	(4,943)	215
Net change in advance payments by borrowers for taxes and insurance	(1,397)	(2,087)
Repurchase and retirement of common stock	(12,840)	(1,323)
Cash dividends paid on common stock	(1,646)	(1,436)
Net cash used in financing activities	(46,564)	(66,675)
Net change in cash and cash equivalents	(19,982)	(35,016)
Beginning cash and cash equivalents	98,204	127,592
Ending cash and cash equivalents	$78,222	$92,576

Supplemental disclosures of cash flow information:
Interest paid	$3,453	$1,694
Income taxes paid	375	43
Loans transferred to other real estate owned	46	562
Recording of right of use asset in exchange for lease obligations	6,694	—

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, NA (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three month period ended March 31, 2019 is not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019 or for any other period.
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
Lease Accounting: The Company adopted FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), including the adoption of the practical expedients, on January 1, 2019. Lessees are required to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. The Company recorded assets and liabilities of $6.7 million as a result of recording additional lease contracts where the Company is lessee. The Company did not restate comparative periods. The right of use asset is included in other assets and the lease obligations is included in other liabilities in the accompanying consolidated statements of financial condition.
Other Intangible Assets: Intangible assets acquired in a purchase business combination with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets (“CDI”), are recognized at the time of acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, variables such as deposit servicing costs, attrition rates, and market discount rates are considered. CDI assets are amortized to expense over their useful lives. CDI were $82,000 and $102,000 at March 31, 2019 and December 31, 2018, respectively, and are included in other assets in the accompanying consolidated statements of financial condition.
Reclassifications: Certain reclassifications have been made in the prior period’s financial statements to conform them to the current period’s presentation.
These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.
Newly Issued Not Yet Effective Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018; however, we do not anticipate early application of the standard. In 2018, we contracted with a third-party vendor for CECL-compliant software. As of March 31, 2019, we concluded initial testing and determined that we have sufficient loan data to support the requirements of the pronouncement. We are now evaluating CECL-compliant loss methodologies to determine the correlation to historical loan performance by portfolio segment. We are presently unable to determine the impact of ASU 2016-13 to our financial statements.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2017, the FASB issued ASU No. 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). This guidance shortens the amortization period for premiums on certain callable debt securities to the earliest call date (with an explicit, noncontingent call feature that is callable at a fixed price and on a preset dates), rather than contractual maturity date as currently required under GAAP. The ASU does not impact instruments without preset call dates such as mortgage-backed securities.  For instruments with contingent call features, once the contingency is resolved and the security is callable at a fixed price and preset date, the security is within the scope of the ASU.  ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted.  We early adopted the pronouncement and adoption of the new pronouncement was immaterial to the consolidated financial statements.
NOTE 2 - EARNINGS PER SHARE
Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unvested restricted stock shares. Stock options and restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock.

	Three Months Ended March 31,
	2019	2018
Net income available to common stockholders	$3,551	$3,559
Average common shares outstanding	16,202,303	17,931,579
Less - Unvested restricted stock shares	—	(940)
Weighted average common shares outstanding	16,202,303	17,930,639
Add - Net effect of dilutive unvested restricted stock	—	461
Diluted weighted average common shares outstanding	16,202,303	17,931,100
Basic earnings per common share	$0.22	$0.20
Diluted earnings per common share	$0.22	$0.20

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
March 31, 2019
Certificates of deposit	$69,011	$—	$—	$69,011
Municipal securities	508	3	—	511
Mortgage-backed securities - residential	9,828	401	(22)	10,207
Collateralized mortgage obligations - residential	3,516	5	(10)	3,511
	$82,863	$409	$(32)	$83,240
December 31, 2018
Certificates of deposit	$73,507	$—	$—	$73,507
Municipal securities	509	—	—	509
Mortgage-backed securities - residential	10,116	400	(38)	10,478
Collateralized mortgage obligations - residential	3,676	11	(2)	3,685
	$87,808	$411	$(40)	$88,179
The mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities or agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Investments (1)
December 31, 2018
Visa Class B shares	$—	$3,427	$—	$3,427
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

	March 31, 2019
	Amortized Cost	Fair Value
Due in one year or less	$69,011	$69,011
Due after one year through five years	508	511
	69,519	69,522
Mortgage-backed securities - residential	9,828	10,207
Collateralized mortgage obligations - residential	3,516	3,511
	$82,863	$83,240

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Investment securities available-for-sale with carrying values of $2.6 million and $2.7 million at March 31, 2019 and December 31, 2018, respectively, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.
Sales of equity securities were as follows:

	Three Months Ended March 31,
	2019	2018
Proceeds	$3,722	$—
Gross gains	295	—
Gross losses	—	—
Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2019
Mortgage-backed securities - residential	$—	$—	$910	$(22)	$910	$(22)
Collateralized mortgage obligations - residential	1,644	(4)	1,275	(6)	2,919	(10)
	$1,644	$(4)	$2,185	$(28)	$3,829	$(32)

December 31, 2018
Mortgage-backed securities - residential	$—	$—	$904	$(38)	$904	$(38)
Collateralized mortgage obligations - residential	—	—	1,729	(2)	1,729	(2)
	$—	$—	$2,633	$(40)	$2,633	$(40)
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
Certain mortgage-backed securities and collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at March 31, 2019, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.
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
The Bank sold 25,702 shares of Visa Class B common stock in the fourth quarter of 2018 and recorded a gain of $3.6 million. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use the valuation techniques permitted under ASC 820 Fair Value to evaluate the observed transaction(s) and adjust the fair value of the equity investment. Based on the existing transfer restriction and the uncertainty of

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

the outcome of the Visa litigation mentioned above, the 25,702 Visa Class B shares that the Company owned as of December 31, 2018 were recorded at $3.4 million in other assets with a corresponding gain.
The Bank sold the remaining 25,702 shares of Visa Class B common stock in the first quarter of 2019 and recorded a gain of $295,000.
NOTE 4 - LOANS RECEIVABLE
Loans receivable are as follows:

	March 31, 2019	December 31, 2018
One-to-four family residential real estate	$66,833	$70,371
Multi-family mortgage	634,328	619,870
Nonresidential real estate	148,601	152,442
Construction and land	145	172
Commercial loans	172,264	187,406
Commercial leases	289,750	299,394
Consumer	1,846	1,539
	1,313,767	1,331,194
Net deferred loan origination costs	1,062	1,069
Allowance for loan losses	(8,354)	(8,470)
Loans, net	$1,306,475	$1,323,793
The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
March 31, 2019
One-to-four family residential real estate	$—	$649	$649	$2,365	$64,468	$66,833
Multi-family mortgage	—	4,079	4,079	646	633,682	634,328
Nonresidential real estate	—	1,487	1,487	242	148,359	148,601
Construction and land	—	3	3	—	145	145
Commercial loans	—	1,422	1,422	354	171,910	172,264
Commercial leases	—	690	690	—	289,750	289,750
Consumer	—	24	24	—	1,846	1,846
	$—	$8,354	$8,354	$3,607	$1,310,160	1,313,767
Net deferred loan origination costs						1,062
Allowance for loan losses						(8,354)
Loans, net						$1,306,475

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2018
One-to-four family residential real estate	$—	$699	$699	$2,218	$68,153	$70,371
Multi-family mortgage	—	3,991	3,991	653	619,217	619,870
Nonresidential real estate	27	1,449	1,476	270	152,172	152,442
Construction and land	—	4	4	—	172	172
Commercial loans	—	1,517	1,517	—	187,406	187,406
Commercial leases	—	755	755	—	299,394	299,394
Consumer	—	28	28	—	1,539	1,539
	$27	$8,443	$8,470	$3,141	$1,328,053	1,331,194
Net deferred loan origination costs						1,069
Allowance for loan losses						(8,470)
Loans, net						$1,323,793
Activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$8,470	$8,366
Loans charged off:
One-to-four family residential real estate	(23)	(97)
Nonresidential real estate	(28)	—
Consumer	(5)	—
	(56)	(97)
Recoveries:
One-to-four family residential real estate	17	99
Multi-family mortgage	8	8
Commercial loans	2	223
	27	330
Net (charge-offs) recoveries	(29)	233
Recovery of loan losses	(87)	(258)
Ending balance	$8,354	$8,341

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
Less unamortized discount
Less previous charge-offs
Plus recorded accrued interest
Less reserve for uncollected interest
= Recorded investment
The following tables present loans individually evaluated for impairment by class of loans:

					Three months ended March 31, 2019
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2019
With no related allowance recorded:
One-to-four family residential real estate	$2,896	$2,303	$561	$—	$2,230	$15
One-to-four family residential real estate - non-owner occupied	86	32	56	—	43	—
Multi-family mortgage - Illinois	645	649	—	—	651	9
Nonresidential real estate	356	242	121	—	61	—
Commercial loans - health care	354	354	—	—	89	6
	$4,337	$3,580	$738	$—	$3,074	$30

					Year ended December 31, 2018
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2018
With no related allowance recorded:
One-to-four family residential real estate	$2,751	$2,155	$575	$—	$3,274	$41
One-to-four family residential real estate - non-owner occupied	86	46	43	—	95	—
Multi-family mortgage - Illinois	654	653	—	—	795	39
	3,491	2,854	$618	—	4,164	80
With an allowance recorded - Nonresidential real estate	356	270	93	27	21	—
	$3,847	$3,124	$711	$27	$4,185	$80

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual Loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
March 31, 2019
One-to-four family residential real estate	$1,089	$812	$—
One-to-four family residential real estate – non-owner occupied	86	32	—
Nonresidential real estate	356	242	—
Commercial loans – health care	354	354	—
	$1,885	$1,440	$—
December 31, 2018
One-to-four family residential real estate	$2,167	$1,162	$—
One-to-four family residential real estate – non-owner occupied	270	78	—
Nonresidential real estate	356	270	—
	$2,793	$1,510	$—
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $40,000 and $38,000 at March 31, 2019 and December 31, 2018, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at March 31, 2019 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$559	$35	$804	$1,398	$52,595	$53,993
One-to-four family residential real estate loans – non-owner occupied	141	147	33	321	12,141	12,462
Multi-family mortgage - Illinois	—	—	—	—	273,114	273,114
Multi-family mortgage - Other	—	—	—	—	357,588	357,588
Nonresidential real estate	283	—	242	525	146,566	147,091
Land	—	—	—	—	142	142
Commercial loans:
Regional commercial banking	—	—	—	—	37,719	37,719
Health care	—	—	—	—	85,048	85,048
Direct commercial lessor	—	—	—	—	49,975	49,975
Commercial leases:
Investment rated commercial leases	336	—	—	336	158,095	158,431
Other commercial leases	37	—	—	37	133,324	133,361
Consumer	6	6	—	12	1,847	1,859
	$1,362	$188	$1,079	$2,629	$1,308,154	$1,310,783
The following tables present the aging of the recorded investment of loans at December 31, 2018 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$1,380	$637	$1,162	$3,179	$53,820	$56,999
One-to-four family residential real estate loans – non-owner occupied	387	10	78	475	12,460	12,935
Multi-family mortgage - Illinois	458	—	—	458	275,283	275,741
Multi-family mortgage - Other	—	—	—	—	340,470	340,470
Nonresidential real estate	—	270	—	270	149,271	149,541
Land	—	—	—	—	169	169
Commercial loans:
Regional commercial banking	—	—	—	—	39,712	39,712
Health care	—	—	—	—	85,418	85,418
Direct commercial lessor	—	—	—	—	62,719	62,719
Commercial leases:
Investment rated commercial leases	505	—	—	505	166,713	167,218
Other commercial leases	—	—	—	—	133,958	133,958
Consumer	40	4	—	44	1,508	1,552
	$2,770	$921	$1,240	$4,931	$1,321,501	$1,326,432

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
The Company had $17,000 of TDRs at March 31, 2019 and December 31, 2018. No specific valuation reserves were allocated to those loans at March 31, 2019 and December 31, 2018. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date.
The following table presents loans classified as TDRs:

	March 31, 2019	December 31, 2018
One-to-four family residential real estate - nonaccrual	$17	$17
During the three months ended March 31, 2019 and 2018, there were no loans modified and classified as TDRs. During the three months ended March 31, 2019 and 2018, there were no TDR loans that subsequently defaulted within twelve months of their modification.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of March 31, 2019, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$52,783	$359	$347	$813	$54,302
One-to-four family residential real estate loans – non-owner occupied	12,293	168	37	33	12,531
Multi-family mortgage - Illinois	274,368	—	214	—	274,582
Multi-family mortgage - Other	359,746	—	—	—	359,746
Nonresidential real estate	147,984	280	95	242	148,601
Land	145	—	—	—	145
Commercial loans:
Regional commercial banking	32,335	5,304	—	—	37,639
Health care	81,527	—	3,033	354	84,914
Direct commercial lessor	49,711	—	—	—	49,711
Commercial leases:
Investment rated commercial leases	156,569	646	—	—	157,215
Other commercial leases	132,535	—	—	—	132,535
Consumer	1,828	9	9	—	1,846
	$1,301,824	$6,766	$3,735	$1,442	$1,313,767

As of December 31, 2018, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$55,353	$495	$328	$993	$57,169
One-to-four family residential real estate loans – non-owner occupied	12,911	—	37	254	13,202
Multi-family mortgage - Illinois	279,021	—	216	—	279,237
Multi-family mortgage - Other	340,633	—	—	—	340,633
Nonresidential real estate	151,793	281	98	270	152,442
Land	172	—	—	—	172
Commercial loans:
Regional commercial banking	34,764	4,810	—	—	39,574
Health care	85,001	—	342	—	85,343
Direct commercial lessor	62,489	—	—	—	62,489
Commercial leases:
Investment rated commercial leases	165,508	701	—	—	166,209
Other commercial leases	133,185	—	—	—	133,185
Consumer	1,529	3	7	—	1,539
	$1,322,359	$6,290	$1,028	$1,517	$1,331,194

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

	March 31, 2019			December 31, 2018
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$921	$—	$921	$875	$—	$875
Multi-family mortgage	—	—	—	276	—	276
Nonresidential real estate	—	—	—	74	—	74
Land	—	—	—	24	(23)	1
	$921	$—	$921	$1,249	$(23)	$1,226
The following represents the roll forward of OREO and the composition of OREO properties:

	For the Three Months Ended March 31,
	2019	2018
Beginning balance	$1,226	$2,351
New foreclosed properties	46	562
Valuation adjustments	—	(25)
Sales and payments	(351)	(1,086)
Ending balance	$921	$1,802
Activity in the valuation allowance is as follows:

	For the Three Months Ended March 31,
	2019	2018
Beginning balance	$23	$305
Additions charged to expense	—	25
Reductions from sales of OREO	(23)	(9)
Ending balance	$—	$321
At March 31, 2019 and December 31, 2018 the balance of OREO included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At March 31, 2019 and December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $636,000 and $349,000, respectively.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 - LEASES

On January 1, 2019, the Company adopted FASB issued ASU No. 2016-02, “Leases (Topic 842).” Leases (Topic 842) establishes a right of use model that requires a lessee to record a right of use (“ROU”) asset and a lease liability for all leases with terms longer 12 months. The Company is obligated under three non-cancellable operating lease agreements for two branch properties and its corporate office with terms extending through 2032. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability.
The following table represents the classification of the Company's right of use and lease liabilities:

	Statement of Financial Condition Location	March 31, 2019
Operating Lease Right of Use Asset:
Gross carrying amount		$6,694
Accumulated amortization		(212)
Net book value	Other assets	$6,482

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$6,482
For the three months ended March 31, 2019, the weighted-average remaining lease term for operating was 9.50 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.16%. The Company utilized the FHLB fixed rate advance rate as of January 1, 2019 for the term most closely aligning with the remaining lease term.

Three Months Ended March 31,
Lease cost:
Operating lease cost	$212
Short-term lease cost	31
Sublease income	(6)
Total lease cost	$237

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$223

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 - LEASES (continued)

Future minimum payments under non-cancellable operating leases with terms longer than 12 months, are as follows at March 31, 2019:

Twelve months ended March 31,
2020	$892
2021	910
2022	930
2023	977
2024	827
Thereafter	3,099
Total future minimum operating lease payments	7,635
Amounts representing interest	(1,153)
Present value of net future minimum operating lease payments	$6,482
NOTE 7 - BORROWINGS
Securities sold under agreements to repurchase, included with borrowings on the consolidated balance sheet, are shown below.

	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
March 31, 2019
Repurchase agreements and repurchase-to-maturity transactions	$1,106	$—	$—	$—	$1,106
Gross amount of recognized liabilities for repurchase agreements in Statements of Financial Condition					$1,106

December 31, 2018
Repurchase agreements and repurchase-to-maturity transactions	$1,049	$—	$—	$—	$1,049
Gross amount of recognized liabilities for repurchase agreements in Statements of Financial Condition					$1,049
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $2.6 million and $2.7 million at March 31, 2019 and December 31, 2018, respectively. Because security values fluctuate due to market conditions, the Company has no control over the market value of securities sold under agreements to repurchase.  The Company is contractually obligated to promptly transfer additional securities to the counterparty if the market value of the securities falls below the repurchase price.
Also included in total borrowings were fixed-rate advances, due within a year, from the FHLB of $15.0 million at March 31, 2019 and $20.0 million at December 31, 2018.
NOTE 8 – FAIR VALUE
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

NOTE 8 - FAIR VALUE (continued)

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
Other investments: Other investments includes our investments in equity securities without readily determinable fair values. Equity investments without readily determinable fair values, includes our Visa Class B shares, which are categorized as Level 3. Our Visa Class B ownership includes shares acquired at no cost from our prior participation in Visa’s network while Visa operated as a cooperative.
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

NOTE 8 - FAIR VALUE (continued)

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2019
Securities available-for-sale:
Certificates of deposit	$—	$69,011	$—	$69,011
Municipal securities	—	511	—	511
Mortgage-backed securities – residential	—	10,207	—	10,207
Collateralized mortgage obligations – residential	—	3,511	—	3,511
	$—	$83,240	$—	$83,240
December 31, 2018
Securities available-for-sale:
Certificates of deposit	$—	$73,507	$—	$73,507
Municipal securities	—	509	—	509
Mortgage-backed securities - residential	—	10,478	—	10,478
Collateralized mortgage obligations – residential	—	3,685	—	3,685
	$—	$88,179	$—	$88,179
The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2018
Impaired loans - nonresidential real estate	$—	$—	$243	$243

Other real estate owned - land	$—	$—	$1	$1

Other investments (1)	$—	$—	$3,427	$3,427
(1)    See Note 1 for additional disclosures resulting from Company's adoption of ASU 2016-01.
At March 31, 2019 there were no impaired loans that were measured for impairment using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances, resulting in a decrease in the provision for loan losses of $27,000 for the quarter ended March 31, 2019. At December 31, 2018 there was one nonresidential impaired loan with a carrying value of $270,000 and a valuation allowance of $27,000 that was measured for impairment using the fair value of the collateral for collateral–dependent loans and which had a specific valuation allowance.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 8 - FAIR VALUE (continued)

OREO is carried at the lower of cost or fair value less costs to sell, had a carrying value of $24,000 less a valuation allowance of $23,000, or $1,000 at December 31, 2018. There were no valuation adjustments of OREO recorded for the three months ended March 31, 2019, compared to $25,000 of valuation adjustments of OREO recorded for the three months ended March 31, 2018.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
Other real estate owned - land	$1	Sales comparison	Discount applied to valuation	12.3%
The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at March 31, 2019 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$78,222	$12,016	$66,206	$—	$78,222
Securities	83,240	—	83,240	—	83,240
Loans receivable, net of allowance for loan losses	1,306,475	—	—	1,305,976	1,305,976
FHLB and FRB stock	8,026	—	—	—	N/A
Accrued interest receivable	5,411	—	319	5,092	5,411
Financial liabilities
Noninterest-bearing demand deposits	$222,328	$—	$222,328	$—	$222,328
NOW and money market accounts	515,059	—	515,059	—	515,059
Savings deposits	155,505	—	155,505	—	155,505
Certificates of deposit	433,854	—	433,096	—	433,096
Borrowings	16,106	—	16,105	—	16,105
Accrued interest payable	146	—	146	—	146

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 8 - FAIR VALUE (continued)

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$98,204	$13,805	$84,399	$—	$98,204
Securities	88,179	—	88,179	—	88,179
Loans receivable, net of allowance for loan losses	1,323,793	—	—	1,315,855	1,315,855
FHLB and FRB stock	8,026	—	—	—	N/A
Accrued interest receivable	4,952	—	249	4,703	4,952
Financial liabilities
Noninterest-bearing demand deposits	$230,041	$—	$230,041	$—	$230,041
NOW and money market accounts	531,781	—	531,781	—	531,781
Savings deposits	152,334	—	152,334	—	152,334
Certificates of deposit	438,328	—	436,598	—	436,598
Borrowings	21,049	—	21,050	—	21,050
Accrued interest payable	291	—	291	—	291
Loans: The exit price observations are obtained from an independent third-party using its proprietary valuation model and methodology and may not reflect actual or prospective market valuations. The valuation is based on the probability of default, loss given default, recovery delay, prepayment, and discount rate assumptions. The new methodology is a result of the adoption of ASU 2016-01 in 2018.
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
NOTE 9 – REVENUE FROM CONTRACTS WITH CUSTOMERS
All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company's sources of noninterest income. Items outside of the scope of the ASC 606 are noted as such.

	Three Months Ended March 31,
	2019	2018
Deposit service charges and fees	$930	$978
Loan servicing fees (1)	23	70
Mortgage brokerage and banking fees (1)	28	71
Gain on sales of equity securities (1)	295	—
Loss on disposal of other assets	(19)	—
Trust and insurance commissions and annuities income	205	213
Earnings on bank-owned life insurance (1)	30	66
Other (1)	132	141
Total noninterest income	$1,624	$1,539

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 9 – REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

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
Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income was $361,000 for the three months ended March 31, 2019 and 2018. Interchange income is included in deposit service charges and fees.
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
Gains/losses on sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. OREO sales for the three months ended March 31, 2019 and 2018 were not financed by the Bank.

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
These risks and uncertainties, together with the Risk Factors and other information set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as other filings we make with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC.

Overview
For the first quarter of 2019, multi-family residential real estate loans increased by $14.5 million (2.3%), compared to December 31, 2018. Commercial loans decreased $15.1 million (8.1%) due to reduced line utilization by commercial equipment lessors and commercial leases decreased by $9.6 million (3.2%), primarily due to the planned reduction of lower-yielding investment-grade lease balances. Residential and commercial real estate loan balances declined due to portfolio amortization and prepayments.
The Company’s asset quality remained favorable. The ratio of nonperforming loans to total loans was 0.11% and the ratio of non-performing assets to total assets was 0.15% at March 31, 2019. Nonperforming commercial-related loans represented 0.05% of total commercial-related loans.
We took various steps to emphasize the origination of retail certificates of deposit because they align with our current interest rate risk management strategies better than retail money market accounts. As a result, retail certificate of deposit accounts increased by $9.2 million (2.8%) compared to December 31, 2018 and retail money market deposit accounts declined by $7.3 million (2.8%). The decline in retail money market accounts was also partially attributable to retail money market accounts balance transfers to our Trust Department. Total wholesale deposits and borrowings declined by $18.6 million (14.6%) during the first quarter of 2019.
The average yield on our loan and lease portfolio at March 31, 2019 was 4.77%, compared to an average loan and lease portfolio yield of 4.59% at December 31, 2018. The average yield on our securities portfolio was 2.67% at March 31, 2019, compared to an average yield of 2.38% at December 31, 2018. The average cost of retail and commercial deposits increased to 1.08% at March 31, 2019, compared to an average cost of 0.97% at December 31, 2018. The average cost of wholesale deposits and borrowings increased to 2.29% at March 31, 2019, compared to an average cost of 2.09% at December 31, 2018. Our net interest margin expanded to 3.64% at March 31, 2019, compared to 3.52% at December 31, 2018.
Deposit services income continued to decrease due to reduced card services activity, and loan fee income decreased due to reduced line utilization. Trust income declined slightly due to changes in the relative mix of fee-based products. We realized a $295,000 gain on sale of the Bank’s remaining investment in VISA class B common shares.
Noninterest expense declined in part due to reduced total accruals for contract or severance payments; however, we recorded an additional $250,000 compensation expense in the first quarter of 2019 related to organizational changes focused on reducing compensation levels for the remainder of 2019 and future years.
The Company’s capital position remained strong with a Tier 1 leverage ratio of 11.13%. During the first quarter of 2019, we repurchased 837,015 common shares, which represented 5.1% of the common shares that were outstanding at December 31, 2018.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	March 31, 2019	December 31, 2018	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,545,020	$1,585,325	$(40,305)
Loans, net	1,306,475	1,323,793	(17,318)
Securities, at fair value	83,240	88,179	(4,939)
Other real estate owned, net	921	1,226	(305)
Deposits	1,326,746	1,352,484	(25,738)
Borrowings	16,106	21,049	(4,943)
Equity	176,220	187,150	(10,930)

	Three Months Ended March 31,
	2019	2018	Change
	(In thousands)
Selected Operating Data:
Interest income	$16,526	$14,748	$1,778
Interest expense	3,307	1,727	1,580
Net interest income	13,219	13,021	198
Recovery of loan losses	(87)	(258)	171
Net interest income after recovery of loan losses	13,306	13,279	27
Noninterest income	1,624	1,539	85
Noninterest expense	10,098	9,959	139
Income before income tax expense	4,832	4,859	(27)
Income tax expense	1,281	1,300	(19)
Net income	$3,551	$3,559	$(8)

	Three Months Ended March 31,
	2019	2018
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.91%	0.90%
Return on equity (ratio of net income to average equity) (1)	7.68	7.13
Average equity to average assets	11.91	12.62
Net interest rate spread (1) (2)	3.35	3.38
Net interest margin (1) (3)	3.64	3.53
Efficiency ratio (4)	68.03	68.40
Noninterest expense to average total assets (1)	2.60	2.52
Average interest-earning assets to average interest-bearing liabilities	131.53	132.29
Dividends declared per share	$0.10	$0.08
Dividend payout ratio	46.35%	40.35%

	At March 31, 2019	At December 31, 2018
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.15%	0.17%
Nonperforming loans to total loans	0.11	0.11
Allowance for loan losses to nonperforming loans	580.14	560.93
Allowance for loan losses to total loans	0.64	0.64
Capital Ratios:
Equity to total assets at end of period	11.41%	11.81%
Tier 1 leverage ratio (Bank only)	10.45%	11.03%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	235	236

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.
Comparison of Financial Condition at March 31, 2019 and December 31, 2018
Total assets decreased $40.3 million, or 2.5%, to $1.545 billion at March 31, 2019, from $1.585 billion at December 31, 2018. The decrease in total assets was primarily due to decreases in cash and cash equivalents and loans receivable, offset by an increase in other assets. Cash and cash equivalents decreased $20.0 million, or 20.3%, to $78.2 million at March 31, 2019, from $98.2 million at December 31, 2018. Loans decreased $17.3 million, or 1.3%, to $1.306 billion at March 31, 2019, from $1.324 billion at December 31, 2018. Other assets increased $3.2 million, or 30.2%, primarily due to the Company implementing the FASB issued ASU No. 2016-02 and thus recording a right of use asset of $6.7 million to record the discounted cash flows of our lease payments for leases with terms greater than 12 months, partially offset by the sale of the Bank's shares of Visa, Inc. Class B common stock during the first quarter.
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together totaled 94.8% of gross loans at March 31, 2019. Multi-family mortgage loans increased $14.5 million, or 2.3%; commercial loans decreased by $15.1 million, or 8.1%; commercial leases decreased $9.6 million, or 3.2%; and nonresidential real estate loans decreased $3.8 million, or 2.5% during the three months ended March 31, 2019.

Our primary lending area consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area, and engage in certain types of commercial lending and leasing activities on a nationwide basis. At March 31, 2019, $268.0 million, or 42.2%, of our multi-family mortgage loans were in the Metropolitan Statistical Area for Chicago, Illinois; $70.0 million, or 11.0%, were in the Metropolitan Statistical Area for Dallas, Texas; $58.8 million, or 9.3%, were in the Metropolitan Statistical Area for Denver, Colorado; $42.8 million, or 6.7%, were in the Metropolitan Statistical Area for Tampa, Florida; $27.8 million, or 4.4%, were in the Metropolitan Statistical Area for Greenville-Spartanburg, South Carolina; $24.4 million, or 3.8%, were in the Metropolitan Statistical Area for San Antonio, Texas; and $20.0 million, or 3.1%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota. This information reflects the location of the collateral, and does not necessarily reflect the location of the borrower.
Total liabilities decreased $29.4 million, or 2.1%, to $1.369 billion at March 31, 2019, from $1.398 billion at December 31, 2018, primarily due to decreases in deposits and borrowings. Total deposits decreased $25.7 million, or 1.9%, to $1.327 billion at March 31, 2019, from $1.352 billion at December 31, 2018. Retail certificates of deposit increased $9.2 million, or 2.8%, to $341.3 million at March 31, 2019, from $332.1 million at December 31, 2018, compared to a decrease in wholesale certificates of deposit of $13.7 million, or 12.9%, to $92.6 million at March 31, 2019, from $106.3 million at December 31, 2018. Money market accounts decreased $7.3 million, or 2.8%, to $248.7 million at March 31, 2019, from $256.0 million at December 31, 2018. Interest-bearing NOW accounts decreased $9.4 million, or 3.4%, to $266.4 million at March 31, 2019, from $275.8 million at December 31, 2018. Noninterest-bearing demand deposits decreased $7.7 million, or 3.4%, to $222.3 million at March 31, 2019, from $230.0 million at December 31, 2018 and savings accounts increased $3.2 million, or 2.1%, to $155.5 million at March 31, 2019, from $152.3 million at December 31, 2018. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) were 67.3% of total deposits at March 31, 2019, compared to 67.6% at December 31, 2018.
Total stockholders’ equity was $176.2 million at March 31, 2019, compared to $187.2 million at December 31, 2018. The decrease in total stockholders’ equity was due to our repurchase of 837,015 shares of our common stock during the three months ended March 31, 2019 at a total cost of $12.8 million and our declaration and payment of cash dividends totaling $1.6 million during the same period. These reductions in total stockholders’ equity were partially offset by net income of $3.6 million that the Company recorded for the three months ended March 31, 2019.
Operating Results for the Three Months Ended March 31, 2019 and 2018
Net Income. Net income was $3.6 million for the three months ended March 31, 2019 and 2018. Earnings per basic and fully diluted share of common stock were $0.22 for the three months ended March 31, 2019, compared to $0.20 for the three months ended March 31, 2018.
Net Interest Income. Net interest income was $13.2 million for the three months ended March 31, 2019, compared to $13.0 million for the three months ended March 31, 2018. The increase in net interest income reflected a $1.8 million, or 12.1%, increase in interest income, which was partially offset by a $1.6 million, or 91.5%, increase in interest expense.
The increase in interest income was attributable to an increase in the average yield on interest-earning assets. The yield on interest-earning assets increased 55 basis points to 4.55% for the three months ended March 31, 2019, from 4.00% for the three months ended March 31, 2018. The cost of interest-bearing liabilities increased 58 basis points to 1.20% for the three months ended March 31, 2019, from 0.62% for the same period in 2018. Total average interest-earning assets decreased $22.3 million, or 1.5%, to $1.474 billion for the three months ended March 31, 2019, from $1.497 billion for the same period in 2018. Our net interest rate spread decreased by three basis points to 3.35% for the three months ended March 31, 2019, from 3.38% for the same period in 2018. Our net interest margin increased by 11 basis points to 3.64% for the three months ended March 31, 2019, from 3.53% for the same period in 2018.

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

	For the Three Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,304,385	$15,352	4.77%	$1,294,387	$13,820	4.33%
Securities	91,271	602	2.67	103,928	464	1.81
Stock in FHLB and FRB	8,026	100	5.05	8,289	105	5.14
Other	70,673	472	2.71	90,078	359	1.62
Total interest-earning assets	1,474,355	16,526	4.55	1,496,682	14,748	4.00
Noninterest-earning assets	79,129			85,151
Total assets	$1,553,484			$1,581,833
Interest-bearing liabilities:
Savings deposits	$153,461	115	0.30	$160,148	47	0.12
Money market accounts	251,573	568	0.92	294,504	379	0.52
NOW accounts	270,202	292	0.44	282,005	140	0.20
Certificates of deposit	431,346	2,246	2.11	333,978	959	1.16
Total deposits	1,106,582	3,221	1.18	1,070,635	1,525	0.58
Borrowings	14,375	86	2.43	60,737	202	1.35
Total interest-bearing liabilities	1,120,957	3,307	1.20	1,131,372	1,727	0.62
Noninterest-bearing deposits	219,190			226,936
Noninterest-bearing liabilities	28,380			23,853
Total liabilities	1,368,527			1,382,161
Equity	184,957			199,672
Total liabilities and equity	$1,553,484			$1,581,833
Net interest income		$13,219			$13,021
Net interest rate spread (2)			3.35%			3.38%
Net interest-earning assets (3)	$353,398			$365,310
Net interest margin (4)			3.64%			3.53%
Ratio of interest-earning assets to interest-bearing liabilities	131.53%			132.29%

(1)	Annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
We recorded a recovery of loan losses of $87,000 for the three months ended March 31, 2019, compared to $258,000 for the same period in 2018. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $89,000, or 1.1%, to $8.4 million at March 31, 2019 from December 31, 2018. There was a $27,000 recovery of reserve established for loans individually evaluated for impairment for the three months ended March 31, 2019, compared to no change for the three months ended March 31, 2018. Net charge-offs were $29,000 for the three months ended March 31, 2019, compared to net recoveries of $233,000 for the three months ended March 31, 2018.
The allowance for loan losses as a percentage of nonperforming loans was 580.14% at March 31, 2019, compared to 560.93% at December 31, 2018.
Noninterest Income

	Three Months Ended March 31,
	2019	2018	Change
	(Dollars in thousands)
Deposit service charges and fees	$930	$978	$(48)
Loan servicing fees	23	70	(47)
Commercial mortgage brokerage fees	—	41	(41)
Residential mortgage banking fees	28	30	(2)
Gain on sale of equity securities	295	—	295
Loss on disposal of other assets	(19)	—	(19)
Trust and insurance commissions and annuities income	205	213	(8)
Earnings on bank owned life insurance	30	66	(36)
Other	132	141	(9)
Total noninterest income	$1,624	$1,539	$85
Noninterest income increased $85,000, or 5.5%, for the three months ended March 31, 2019 to $1.6 million, compared to $1.5 million for the same quarter 2018. Deposit service charges and loan servicing fees decreased $48,000 and $47,000, respectively, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Our first quarter results for March 31, 2019 include $295,000 of realized gain on sale of the Company’s Class B Visa common shares. Earnings on bank owned life insurance decreased by $36,000, or 54.5%, to $30,000 for the three months ended March 31, 2019 due to the decrease in the bank-owned life insurance investment resulting from a death benefit paid in 2018. Other income decreased $9,000, or 6.4%, to $132,000 for the three months ended March 31, 2019, compared to $141,000 for the three months ended March 31, 2018.

Noninterest Expense

	Three Months Ended March 31,
	2019	2018	Change
	(Dollars in thousands)
Compensation and benefits	$5,703	$5,322	$381
Office occupancy and equipment	1,845	1,731	114
Advertising and public relations	161	143	18
Information technology	692	641	51
Supplies, telephone and postage	399	333	66
Amortization of intangibles	20	122	(102)
Nonperforming asset management	54	202	(148)
Loss (gain) on sale other real estate owned	(95)	21	(116)
Valuation adjustments of other real estate owned	—	25	(25)
Operations of other real estate owned	51	115	(64)
FDIC insurance premiums	108	119	(11)
Other	1,160	1,185	(25)
Total noninterest expense	$10,098	$9,959	$139
Noninterest expense increased by $139,000, or 1.4%, to $10.1 million for the three months ended March 31, 2019, from $10.0 million for the same period in 2018. The increase in noninterest expense was due in substantial part to a $381,000, or 7.2%, increase in compensation and benefits expense, related to $250,000 in accrued expense for certain employment contract termination and severance payments. Office occupancy and equipment expense increased $114,000, or 6.6%, to $1.8 million for the three months ended March 31, 2019, from $1.7 million for the same period in 2018, primarily due to a increase of $137,000 in snow removal. Advertising and public relations expense increased $18,000, or 12.6%, to $161,000 for the three months ended March 31, 2019, from $143,000 for the same period in 2018. Information technology expense increased $51,000, or 8.0%, to $692,000 for the three months ended March 31, 2019, from $641,000 for the same period in 2018, primarily due to new and increased costs of operational software programs. Nonperforming asset management expense decreased $148,000, or 73.3%, to $54,000 for the three months ended March 31, 2019, from $202,000 for the same period in 2018, primarily due to a decrease in legal expense related to collection activities. There were no valuation adjustments for OREO for the three months ended March 31, 2019, compared to $25,000 for the same period in 2018. Operations of OREO decreased $64,000, or 55.7%, to $51,000 for the three months ended March 31, 2019, primarily due to decreased real estate taxes and receiver fees for property management.
Income Taxes
We recorded income tax expense of $1.3 million for each of the three months ended March 31, 2019 and 2018. Our combined state and federal effective tax rate for the three months ended March 31, 2019 was 26.5% versus an effective tax rate of 26.8% for the three months ended March 31, 2018.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At March 31, 2019, we had no loans in this category.

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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is,” “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of March 31, 2019, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	March 31, 2019	December 31, 2018	Quarter Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$844	$1,240	$(396)
Nonresidential real estate	242	270	(28)
Commercial	354	—	354
	1,440	1,510	(70)
Other real estate owned:
One-to-four family residential	921	875	46
Multi-family mortgage	—	276	(276)
Nonresidential real estate	—	74	(74)
Land	—	1	(1)
	921	1,226	(305)
Total nonperforming assets	$2,361	$2,736	$(375)
Ratios:
Nonperforming loans to total loans	0.11%	0.11%
Nonperforming assets to total assets	0.15	0.17
Nonperforming Assets
Nonperforming assets decreased $375,000 to $2.4 million at March 31, 2019, from $2.7 million at December 31, 2018. One residential loan with a book balance of $46,000 was transferred from nonaccrual loans to OREO during the three months ended March 31, 2019. We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional sources of funds. We had $15.0 million of FHLB advances at March 31, 2019 and $20.0 million at December 31, 2018.
BankFinancial Corporation is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its shareholders and to repurchase shares of its common stock, and for other corporate purposes. Its primary source of liquidly is dividend payments it receives from the Bank. The Bank's ability to pay dividends to the Company is subject to regulatory limitations. At March 31, 2019, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $8.6 million.
As of March 31, 2019, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of March 31, 2019, we had no other material commitments for capital expenditures.

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
As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the Federal Reserve Board is required to amend its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance-sheet activities, and (iii) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018.
In addition, as a result of the legislation, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%, and have proposed 9% as the minimum capital level. A financial institution can elect to be subject to this new definition.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2019 and December 31, 2018, the OCC categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well–capitalized status.
The minimum capital ratios set forth in the Regulatory Capital Plans will be increased or decreased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the Capital Conservation Buffer ("CCB"). The minimum CCB at March 31, 2019 is 2.5%. In addition, the Company intends to continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose. As of March 31, 2019, the Bank and the Company was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2019
Total capital (to risk-weighted assets)	$170,077	14.58%	$93,333	8.00%	$116,666	10.00%
Tier 1 (core) capital (to risk-weighted assets):	161,723	13.86	70,000	6.00	93,333	8.00
Common Tier 1 (CET1)	161,723	13.86	52,500	4.50	75,833	6.50
Tier 1 (core) capital (to adjusted average total assets):	161,723	10.45	61,920	4.00	77,400	5.00

December 31, 2018
Total capital (to risk-weighted assets)	$178,664	15.30%	$93,430	8.00%	$116,787	10.00%
Tier 1 (core) capital (to risk-weighted assets)	170,194	14.57	70,072	6.00	93,430	8.00
Common Tier 1 (CET1)	170,194	14.57	52,554	4.50	75,912	6.50
Tier 1 (core) capital (to adjusted average total assets):	170,194	11.03	61,721	4.00	77,151	5.00
Quarterly Cash Dividends. The Company declared cash dividends of $0.10 and $0.08 per share for the three months ended March 31, 2019 and March 31, 2018, respectively.
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
Quantitative Analysis. The following table sets forth, as of March 31, 2019, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(35,740)	(15.12)%	$256	0.48%
+300	(22,372)	(9.46)	349	0.66
+200	(11,509)	(4.87)	417	0.79
+100	(3,593)	(1.52)	320	0.60
0
-100	(1,841)	(0.78)	(64)	(0.12)
The table set forth above indicates that at March 31, 2019, in the event of an immediate 100 basis point decrease in interest rates, the Bank would be expected to experience a 0.78% decrease in NPV and a $64,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 4.87% decrease in NPV and a $417,000 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended March 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the first quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
January 1, 2019 through January 31, 2019	23,842	$14.93	23,842	472,171
February 1, 2019 through February 28, 2019	—	—	—	972,171
March 1, 2019 through March 31, 2019	813,173	15.33	813,173	158,998
	837,015		837,015

(1)
On April 25, 2019, the Board increased the total number of shares authorized for repurchase by 750,000 shares and on February 25, 2019, the Board extended the expiration date of the Company's share repurchase authorization from July 31, 2019 to March 31, 2020, and increased the total number of shares authorized for repurchase by 500,000 shares. As of March 31, 2019, the Company had repurchased 4,901,757 shares of its common stock out of the 5,060,755 shares of common stock authorized under the share repurchase authorizations. Pursuant to the share repurchase authorization, as of March 31, 2019, there are 158,998 shares of common stock authorized for repurchase through March 31, 2020.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1
Agreement Regarding Cancellation of Employment Agreements and Release of Claims by and among BankFinancial Corporation, BankFinancial, National Association, formerly known as BankFinancial, F.S.B. and James J. Brennan (Incorporated by reference to Exhibit 10.1 to the Current Reports on Form 8-K filed with the SEC on March 11, 2019 (File No. 000-51331))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

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