Form 10-Q
period 2019-06-30
BankFinancial CORP
filed 2019-08-09
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2019
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BFIN	The NASDAQ Stock Market LLC

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. At August 7, 2019, there were 15,373,964 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
June 30, 2019

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	June 30, 2019	December 31, 2018
Assets
Cash and due from other financial institutions	$13,998	$13,805
Interest-bearing deposits in other financial institutions	89,609	84,399
Cash and cash equivalents	103,607	98,204
Securities, at fair value	87,080	88,179
Loans receivable, net of allowance for loan losses: June 30, 2019, $7,824 and December 31, 2018, $8,470	1,267,454	1,323,793
Other real estate owned, net	497	1,226
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	8,026
Premises and equipment, net	24,923	25,205
Accrued interest receivable	5,417	4,952
Bank-owned life insurance	18,877	18,809
Deferred taxes	4,816	6,235
Other assets	13,761	10,696
Total assets	$1,533,922	$1,585,325

Liabilities
Deposits
Noninterest-bearing	$213,966	$230,041
Interest-bearing	1,116,241	1,122,443
Total deposits	1,330,207	1,352,484
Borrowings	798	21,049
Advance payments by borrowers for taxes and insurance	13,526	10,531
Accrued interest payable and other liabilities	17,900	14,111
Total liabilities	1,362,431	1,398,175

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 15,373,964 shares issued at June 30, 2019 and 16,481,514 issued at December 31, 2018	154	165
Additional paid-in capital	113,717	130,547
Retained earnings	57,331	56,167
Accumulated other comprehensive income	289	271
Total stockholders’ equity	171,491	187,150
Total liabilities and stockholders’ equity	$1,533,922	$1,585,325

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and dividend income
Loans, including fees	$15,389	$13,977	$30,741	$27,797
Securities	602	546	1,204	1,010
Other	531	497	1,103	961
Total interest income	16,522	15,020	33,048	29,768
Interest expense
Deposits	3,417	1,829	6,638	3,354
Borrowings	2	210	88	412
Total interest expense	3,419	2,039	6,726	3,766
Net interest income	13,103	12,981	26,322	26,002
Provision for (recovery of) loan losses	3,957	23	3,870	(235)
Net interest income after provision for (recovery of) loan losses	9,146	12,958	22,452	26,237
Noninterest income
Deposit service charges and fees	974	989	1,904	1,967
Loan servicing fees	56	90	79	160
Mortgage brokerage and banking fees	21	109	49	180
Gain (loss) on sale of equity securities	—	(14)	295	(14)
Gain on sale of premises held-for-sale	—	93	—	93
Loss on disposal of other assets	—	—	(19)	—
Trust and insurance commissions and annuities income	224	250	429	463
Earnings on bank-owned life insurance	38	45	68	111
Bank-owned life insurance death benefit	—	1,389	—	1,389
Other	113	143	245	284
Total noninterest income	1,426	3,094	3,050	4,633
Noninterest expense
Compensation and benefits	5,207	5,790	10,910	11,112
Office occupancy and equipment	1,621	1,662	3,466	3,393
Advertising and public relations	145	274	306	417
Information technology	736	708	1,428	1,349
Supplies, telephone, and postage	319	396	718	729
Amortization of intangibles	14	21	34	143
Nonperforming asset management	58	51	112	253
Operations of other real estate owned, net	47	135	3	296
FDIC insurance premiums	146	104	254	223
Other	1,179	1,074	2,339	2,259
Total noninterest expense	9,472	10,215	19,570	20,174
Income before income taxes	1,100	5,837	5,932	10,696
Income tax expense	293	1,207	1,574	2,507
Net income	$807	$4,630	$4,358	$8,189
Basic and diluted earnings per common share	$0.05	$0.26	$0.28	$0.46
Weighted average common shares outstanding	15,472,618	17,633,815	15,835,445	17,781,407
Diluted weighted average common shares outstanding	15,472,618	17,633,815	15,835,445	17,781,407

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	807	4,630	4,358	8,189
Unrealized holding gain (loss) arising during the period	19	(11)	25	(124)
Tax effect	(6)	2	(7)	33
Net of tax	13	(9)	18	(91)
Comprehensive income	$820	$4,621	$4,376	$8,098

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2018	$179	$153,811	$43,274	$370	$197,634
Net income	—	—	3,559	—	3,559
Other comprehensive loss, net of tax	—	—	—	(82)	(82)
Repurchase and retirement of common stock (81,500 shares)	(1)	(1,322)	—	—	(1,323)
Cash dividends declared on common stock ($0.08 per share)	—	—	(1,436)	—	(1,436)
Balance at March 31, 2018	178	152,489	45,397	288	198,352
Net income	—	—	4,630	—	4,630
Other comprehensive loss, net of tax	—	—	—	(9)	(9)
Nonvested stock awards- stock-based compensation expense	—	6	—	—	6
Repurchase and retirement of common stock (415,889 shares)	(3)	(7,164)	—	—	(7,167)
Cash dividends declared on common stock ($0.09 per share)	—	—	(1,584)	—	(1,584)
Balance at June 30, 2018	$175	$145,331	$48,443	$279	$194,228

Balance at January 1, 2019	$165	$130,547	$56,167	$271	$187,150
Net income	—	—	3,551	—	3,551
Other comprehensive income, net of tax	—	—	—	5	5
Repurchase and retirement of common stock (837,015 shares)	(8)	(12,832)	—	—	(12,840)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,646)	—	(1,646)
Balance at March 31, 2019	157	117,715	58,072	276	176,220
Net income	—	—	807	—	807
Other comprehensive income, net of tax	—	—	—	13	13
Repurchase and retirement of common stock (270,535 shares)	(3)	(3,998)	—	—	(4,001)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,548)	—	(1,548)
Balance at June 30, 2019	$154	$113,717	$57,331	$289	$171,491

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$4,358	$8,189
Adjustments to reconcile to net income to net cash from operating activities
Provision for (recovery of) loan losses	3,870	(235)
Stock–based compensation expense	—	6
Depreciation and amortization	1,655	1,729
Amortization of premiums and discounts on securities and loans	3	4
Amortization of core deposit intangible	34	143
Amortization of servicing assets	43	51
Net change in net deferred loan origination costs	91	90
(Gain) loss on sale of other real estate owned	(91)	68
(Gain) loss on sale of equity securities	(295)	14
Loss on disposal of other assets	19	—
Gain on sale of premises held-for-sale	—	(93)
Other real estate owned valuation adjustments	21	26
Net change in:
Accrued interest receivable	(465)	(86)
Earnings on bank owned life insurance	(68)	(111)
Other assets	719	2,938
Accrued interest payable and other liabilities	(2,905)	(2,771)
Net cash from operating activities	6,989	9,962
Cash flows from investing activities
Securities
Proceeds from maturities	51,006	48,953
Proceeds from principal repayments	1,138	1,921
Proceeds from sale of equity securities	3,722	487
Purchases of securities	(51,023)	(70,572)
Loans receivable
Principal payments on loans receivable	476,329	482,893
Originated for investment	(424,040)	(456,760)
Purchase of FHLB and FRB stock	(4)	(21)
Redemption of FHLB and FRB stock	540	—
Bank-owned life insurance death benefit	—	4,224
Proceeds from sale of premises held-for-sale	—	5,485
Proceeds from sale of other real estate owned	845	1,556
Purchase of premises and equipment, net	(531)	(132)
Net cash from investing activities	57,982	18,034

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities
Net change in deposits	$(22,277)	$(44,198)
Net change in borrowings	(20,251)	(9,867)
Net change in advance payments by borrowers for taxes and insurance	2,995	2,182
Repurchase and retirement of common stock	(16,841)	(8,490)
Cash dividends paid on common stock	(3,194)	(3,020)
Net cash used in financing activities	(59,568)	(63,393)
Net change in cash and cash equivalents	5,403	(35,397)
Beginning cash and cash equivalents	98,204	127,592
Ending cash and cash equivalents	$103,607	$92,195

Supplemental disclosures of cash flow information:
Interest paid	$6,863	$3,687
Income taxes paid	400	176
Loans transferred to other real estate owned	46	838
Recording of right of use asset in exchange for lease obligations	6,694	—

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, NA (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019 or for any other period.
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
Lease Accounting: The Company adopted FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), including the adoption of the practical expedients, effective January 1, 2019. Lessees are required to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. The Company recorded assets and liabilities of $6.7 million as a result of recording additional lease contracts where the Company is lessee. The Company did not restate comparative periods. The right of use assets are included in other assets and the lease obligations are included in other liabilities in the accompanying consolidated statements of financial condition.
Other Intangible Assets: Intangible assets acquired in a purchase business combination with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets (“CDI”), are recognized at the time of acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, variables such as deposit servicing costs, attrition rates, and market discount rates are considered. CDI assets are amortized to expense over their useful lives. CDI were $68,000 and $102,000 at June 30, 2019 and December 31, 2018, respectively, and are included in other assets in the accompanying consolidated statements of financial condition.
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
Newly Issued Not Yet Effective Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for SEC filers or fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). In July 2019, the FASB proposed changes to the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal would delay the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company, the proposed delay would be applicable to the Company, if it is approved by the FASB.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income available to common stockholders	$807	$4,630	$4,358	$8,189
Average common shares outstanding	15,472,618	17,634,190	15,835,445	17,782,063
Less - Unvested restricted stock shares	—	(375)	—	(656)
Weighted average common shares outstanding	15,472,618	17,633,815	15,835,445	17,781,407
Add - Net effect of dilutive unvested restricted stock	—	—	—	—
Diluted weighted average common shares outstanding	15,472,618	17,633,815	15,835,445	17,781,407
Basic earnings per common share	$0.05	$0.26	$0.28	$0.46
Diluted earnings per common share	$0.05	$0.26	$0.28	$0.46

NOTE 3 - SECURITIES
The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
June 30, 2019
Certificates of deposit	$73,523	$—	$—	$73,523
Municipal securities	507	7	—	514
Mortgage-backed securities - residential	9,312	404	(10)	9,706
Collateralized mortgage obligations - residential	3,342	5	(10)	3,337
	$86,684	$416	$(20)	$87,080
December 31, 2018
Certificates of deposit	$73,507	$—	$—	$73,507
Municipal securities	509	—	—	509
Mortgage-backed securities - residential	10,116	400	(38)	10,478
Collateralized mortgage obligations - residential	3,676	11	(2)	3,685
	$87,808	$411	$(40)	$88,179
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

	June 30, 2019
	Amortized Cost	Fair Value
Due in one year or less	$73,027	$73,027
Due after one year through five years	1,003	1,010
	74,030	74,037
Mortgage-backed securities - residential	9,312	9,706
Collateralized mortgage obligations - residential	3,342	3,337
	$86,684	$87,080
Investment securities available-for-sale with carrying values of $2.4 million and $2.7 million at June 30, 2019 and December 31, 2018, respectively, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.
Sales of equity securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds	$—	$487	$3,722	$487
Gross gains	—	—	295	—
Gross losses	—	(14)	—	(14)

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2019
Mortgage-backed securities - residential	$—	$—	$914	$(10)	$914	$(10)
Collateralized mortgage obligations - residential	1,225	(6)	1,566	(4)	2,791	(10)
	$1,225	$(6)	$2,480	$(14)	$3,705	$(20)

December 31, 2018
Mortgage-backed securities - residential	$—	$—	$904	$(38)	$904	$(38)
Collateralized mortgage obligations - residential	—	—	1,729	(2)	1,729	(2)
	$—	$—	$2,633	$(40)	$2,633	$(40)
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
Certain mortgage-backed securities and collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at June 30, 2019, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.
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
The Bank sold 25,702 shares of Visa Class B common stock in the fourth quarter of 2018 and recorded a gain of $3.6 million. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use the valuation techniques permitted under ASC 820 Fair Value to evaluate the observed transaction(s) and adjust the fair value of the equity investment. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 25,702 Visa Class B shares that the Company owned as of December 31, 2018 were recorded at $3.4 million in other assets with a corresponding gain.
The Bank sold the remaining 25,702 shares of Visa Class B common stock in the first quarter of 2019 and recorded a gain of $295,000.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are as follows:

	June 30, 2019	December 31, 2018
One-to-four family residential real estate	$64,192	$70,371
Multi-family mortgage	619,898	619,870
Nonresidential real estate	145,416	152,442
Construction and land	117	172
Commercial loans	153,709	187,406
Commercial leases	289,107	299,394
Consumer	1,861	1,539
	1,274,300	1,331,194
Net deferred loan origination costs	978	1,069
Allowance for loan losses	(7,824)	(8,470)
Loans, net	$1,267,454	$1,323,793
The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
June 30, 2019
One-to-four family residential real estate	$—	$563	$563	$2,420	$61,772	$64,192
Multi-family mortgage	—	3,988	3,988	637	619,261	619,898
Nonresidential real estate	—	1,195	1,195	2,083	143,333	145,416
Construction and land	—	3	3	—	117	117
Commercial loans	—	1,294	1,294	—	153,709	153,709
Commercial leases	—	750	750	—	289,107	289,107
Consumer	—	31	31	—	1,861	1,861
	$—	$7,824	$7,824	$5,140	$1,269,160	1,274,300
Net deferred loan origination costs						978
Allowance for loan losses						(7,824)
Loans, net						$1,267,454

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2018
One-to-four family residential real estate	$—	$699	$699	$2,218	$68,153	$70,371
Multi-family mortgage	—	3,991	3,991	653	619,217	619,870
Nonresidential real estate	27	1,449	1,476	270	152,172	152,442
Construction and land	—	4	4	—	172	172
Commercial loans	—	1,517	1,517	—	187,406	187,406
Commercial leases	—	755	755	—	299,394	299,394
Consumer	—	28	28	—	1,539	1,539
	$27	$8,443	$8,470	$3,141	$1,328,053	1,331,194
Net deferred loan origination costs						1,069
Allowance for loan losses						(8,470)
Loans, net						$1,323,793
Activity in the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$8,354	$8,341	$8,470	$8,366
Loans charged off:
One-to-four family residential real estate	(50)	(33)	(73)	(130)
Multi-family mortgage	—	(35)	—	(35)
Nonresidential real estate	—	—	(28)	—
Commercial loans	(4,443)	(140)	(4,443)	(140)
Consumer	(10)	(1)	(15)	(1)
	(4,503)	(209)	(4,559)	(306)
Recoveries:
One-to-four family residential real estate	6	6	23	105
Multi-family mortgage	8	10	16	18
Commercial loans	2	2	4	225
Commercial leases	—	5	—	5
Consumer	—	1	—	1
	16	24	43	354
Net (charge-offs) recoveries	(4,487)	(185)	(4,516)	48
Provision for (recovery of) loan losses	3,957	23	3,870	(235)
Ending balance	$7,824	$8,179	$7,824	$8,179

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
Less unamortized discount
Less previous charge-offs
Plus recorded accrued interest
Less reserve for uncollected interest
= Recorded investment
The following tables present loans individually evaluated for impairment by class of loans:

					Three months ended June 30, 2019		Six months ended June 30, 2019
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2019
With no related allowance recorded:
One-to-four family residential real estate	$2,818	$2,227	$564	$—	$2,263	$12	$2,238	$26
One-to-four family residential real estate - non-owner occupied	221	169	56	—	101	—	77	1
Multi-family mortgage - Illinois	637	635	—	—	642	9	646	19
Nonresidential real estate	2,197	2,080	121	—	771	—	441	27
	$5,873	$5,111	$741	$—	$3,777	$21	$3,402	$73

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

					Year ended December 31, 2018
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2018
With no related allowance recorded:
One-to-four family residential real estate	$2,751	$2,155	$575	$—	$3,274	$41
One-to-four family residential real estate - non-owner occupied	86	46	43	—	95	—
Multi-family mortgage - Illinois	654	653	—	—	795	39
	3,491	2,854	$618	—	4,164	80
With an allowance recorded - Nonresidential real estate	356	270	93	27	21	—
	$3,847	$3,124	$711	$27	$4,185	$80
Nonaccrual Loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
June 30, 2019
One-to-four family residential real estate	$1,028	$754	$—
One-to-four family residential real estate – non-owner occupied	222	169	—
Nonresidential real estate	2,197	2,080	—
	$3,447	$3,003	$—
December 31, 2018
One-to-four family residential real estate	$2,167	$1,162	$—
One-to-four family residential real estate – non-owner occupied	270	78	—
Nonresidential real estate	356	270	—
	$2,793	$1,510	$—
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $149,000 and $72,000 at June 30, 2019 and December 31, 2018, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at June 30, 2019 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$123	$230	$748	$1,101	$50,724	$51,825
One-to-four family residential real estate loans – non-owner occupied	362	8	170	540	11,412	11,952
Multi-family mortgage - Illinois	—	—	—	—	264,086	264,086
Multi-family mortgage - Other	—	—	—	—	348,878	348,878
Nonresidential real estate	—	1,560	520	2,080	140,692	142,772
Construction and land	—	—	—	—	111	111
Commercial loans:
Regional commercial banking	—	—	—	—	29,568	29,568
Health care	—	—	—	—	80,022	80,022
Direct commercial lessor	—	—	—	—	44,620	44,620
Commercial leases:
Investment rated commercial leases	—	—	—	—	144,380	144,380
Other commercial leases	3,052	32	—	3,084	143,727	146,811
Consumer	3	1	—	4	1,872	1,876
	$3,540	$1,831	$1,438	$6,809	$1,260,092	$1,266,901
The following tables present the aging of the recorded investment of loans at December 31, 2018 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans	$1,380	$637	$1,162	$3,179	$53,820	$56,999
One-to-four family residential real estate loans – non-owner occupied	387	10	78	475	12,460	12,935
Multi-family mortgage - Illinois	458	—	—	458	275,283	275,741
Multi-family mortgage - Other	—	—	—	—	340,470	340,470
Nonresidential real estate	—	270	—	270	149,271	149,541
Construction and land	—	—	—	—	169	169
Commercial loans:
Regional commercial banking	—	—	—	—	39,712	39,712
Health care	—	—	—	—	85,418	85,418
Direct commercial lessor	—	—	—	—	62,719	62,719
Commercial leases:
Investment rated commercial leases	505	—	—	505	166,713	167,218
Other commercial leases	—	—	—	—	133,958	133,958
Consumer	40	4	—	44	1,508	1,552
	$2,770	$921	$1,240	$4,931	$1,321,501	$1,326,432

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
The Company had $17,000 of TDRs at June 30, 2019 and December 31, 2018. No specific valuation reserves were allocated to those loans at June 30, 2019 and December 31, 2018. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date.
The following table presents loans classified as TDRs:

	June 30, 2019	December 31, 2018
One-to-four family residential real estate - nonaccrual	$17	$17
During the six months ended June 30, 2019 and 2018, there were no loans modified and classified as TDRs. During the six months ended June 30, 2019 and 2018, there were no TDR loans that subsequently defaulted within twelve months of their modification.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of June 30, 2019, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$50,853	$111	$451	$750	$52,165
One-to-four family residential real estate loans – non-owner occupied	11,791	31	36	169	12,027
Multi-family mortgage - Illinois	267,128	—	213	—	267,341
Multi-family mortgage - Other	352,557	—	—	—	352,557
Nonresidential real estate	143,240	—	93	2,083	145,416
Construction and land	117	—	—	—	117
Commercial loans:
Regional commercial banking	29,514	—	—	—	29,514
Health care	79,042	264	500	—	79,806
Direct commercial lessor	44,389	—	—	—	44,389
Commercial leases:
Investment rated commercial leases	142,543	605	—	—	143,148
Other commercial leases	143,839	2,120	—	—	145,959
Consumer	1,855	5	1	—	1,861
	$1,266,868	$3,136	$1,294	$3,002	$1,274,300

As of December 31, 2018, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans	$55,353	$495	$328	$993	$57,169
One-to-four family residential real estate loans – non-owner occupied	12,911	—	37	254	13,202
Multi-family mortgage - Illinois	279,021	—	216	—	279,237
Multi-family mortgage - Other	340,633	—	—	—	340,633
Nonresidential real estate	151,793	281	98	270	152,442
Construction and land	172	—	—	—	172
Commercial loans:
Regional commercial banking	34,764	4,810	—	—	39,574
Health care	85,001	—	342	—	85,343
Direct commercial lessor	62,489	—	—	—	62,489
Commercial leases:
Investment rated commercial leases	165,508	701	—	—	166,209
Other commercial leases	133,185	—	—	—	133,185
Consumer	1,529	3	7	—	1,539
	$1,322,359	$6,290	$1,028	$1,517	$1,331,194

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

	June 30, 2019			December 31, 2018
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$518	$(21)	$497	$875	$—	$875
Multi-family mortgage	—	—	—	276	—	276
Nonresidential real estate	—	—	—	74	—	74
Land	—	—	—	24	(23)	1
	$518	$(21)	$497	$1,249	$(23)	$1,226
The following represents the roll forward of OREO and the composition of OREO properties:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$921	$1,802	$1,226	$2,351
New foreclosed properties	—	276	46	838
Valuation adjustments	(21)	(1)	(21)	(26)
Sales and payments	(403)	(890)	(754)	(1,976)
Ending balance	$497	$1,187	$497	$1,187
Activity in the valuation allowance is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$—	$321	$23	$305
Additions charged to expense	21	1	21	26
Reductions from sales of OREO	—	(278)	(23)	(287)
Ending balance	$21	$44	$21	$44
At June 30, 2019 and December 31, 2018 the balance of OREO included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At June 30, 2019 and December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $674,000 and $349,000, respectively.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 - LEASES

Effective January 1, 2019, the Company adopted FASB issued ASU No. 2016-02, “Leases (Topic 842).” Leases (Topic 842) establishes a right of use model that requires a lessee to record a right of use (“ROU”) asset and a lease liability for all leases with terms longer than 12 months. The Company is obligated under three non-cancellable operating lease agreements for two branch properties and its corporate office with terms extending through 2032. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised; therefore, they were not considered in the calculation of the ROU asset and lease liability.
The following table represents the classification of the Company's right of use and lease liabilities:

	Statement of Financial Condition Location	June 30, 2019
Operating Lease Right of Use Asset:
Gross carrying amount		$6,694
Accumulated amortization		(424)
Net book value	Other assets	$6,270

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$6,270
At June 30, 2019, the weighted-average remaining lease term for the operating leases was 9.4 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.16%. The Company utilized the FHLB fixed rate advance rate as of January 1, 2019 for the term most closely aligning with the remaining lease term.

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Lease cost:
Operating lease cost	$212	$424
Short-term lease cost	29	60
Sublease income	(9)	(15)
Total lease cost	$232	$469

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$225	$449

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 - LEASES (continued)

Future minimum payments under non-cancellable operating leases with terms longer than 12 months, are as follows at June 30, 2019:

Twelve months ended June 30,
2020	$897
2021	915
2022	941
2023	982
2024	705
Thereafter	2,974
Total future minimum operating lease payments	7,414
Amounts representing interest	(1,144)
Present value of net future minimum operating lease payments	$6,270
NOTE 7 - BORROWINGS
Securities sold under agreements to repurchase, included with borrowings on the consolidated balance sheet, are shown below.

	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
June 30, 2019
Repurchase agreements and repurchase-to-maturity transactions	$798	$—	$—	$—	$798
Gross amount of recognized liabilities for repurchase agreements in Consolidated Statements of Financial Condition					$798

December 31, 2018
Repurchase agreements and repurchase-to-maturity transactions	$1,049	$—	$—	$—	$1,049
Gross amount of recognized liabilities for repurchase agreements in Consolidated Statements of Financial Condition					$1,049
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $2.4 million and $2.7 million at June 30, 2019 and December 31, 2018, respectively. Because security values fluctuate due to market conditions, the Company has no control over the market value of securities sold under agreements to repurchase.  The Company is contractually obligated to promptly transfer additional securities to the counterparty if the market value of the securities falls below the repurchase price.
Also included in total borrowings were fixed-rate advances, due within a year, from the FHLB of $20.0 million at December 31, 2018. There were no outstanding FHLB borrowings at June 30, 2019.
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2019
Securities:
Certificates of deposit	$—	$73,523	$—	$73,523
Municipal securities	—	514	—	514
Mortgage-backed securities – residential	—	9,706	—	9,706
Collateralized mortgage obligations – residential	—	3,337	—	3,337
	$—	$87,080	$—	$87,080
December 31, 2018
Securities:
Certificates of deposit	$—	$73,507	$—	$73,507
Municipal securities	—	509	—	509
Mortgage-backed securities - residential	—	10,478	—	10,478
Collateralized mortgage obligations – residential	—	3,685	—	3,685
	$—	$88,179	$—	$88,179
The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2019
Other real estate owned - One-to-four family residential real estate	$—	$—	$210	$210

December 31, 2018
Impaired loans - Nonresidential real estate	$—	$—	$243	$243
Other real estate owned - Land	$—	$—	$1	$1
Other investments (1)	$—	$—	$3,427	$3,427
(1)    See Note 1 for additional disclosures resulting from Company's adoption of ASU 2016-01.
At June 30, 2019 there were no impaired loans that were measured for impairment using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances, resulting in a decrease in the provision for loan losses of $27,000 for the six months ended June 30, 2019. At December 31, 2018 there was one nonresidential impaired loan with a carrying value

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 8 - FAIR VALUE (continued)

of $270,000 and a valuation allowance of $27,000 that was measured for impairment using the fair value of the collateral for collateral–dependent loans and which had a specific valuation allowance.
OREO carried at the lower of cost or fair value less costs to sell, had a carrying value of $231,000 less a valuation allowance of $21,000, or $210,000 at June 30, 2019, compared to a carrying value of $24,000 less a valuation allowance of $23,000, or $1,000 at December 31, 2018. There were $21,000 of valuation adjustments of OREO recorded for the six months ended June 30, 2019, compared to $26,000 of valuation adjustments of OREO recorded for the six months ended June 30, 2018.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
June 30, 2019
Other real estate owned - One-to-four family residential real estate	$210	Sales comparison	Discount applied to valuation	10.8%

December 31, 2018
Other real estate owned - Land	$1	Sales comparison	Discount applied to valuation	12.3%
The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at June 30, 2019 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$103,607	$13,998	$89,609	$—	$103,607
Securities	87,080	—	87,080	—	87,080
Loans receivable, net of allowance for loan losses	1,267,454	—	—	1,272,269	1,272,269
FHLB and FRB stock	7,490	—	—	—	N/A
Accrued interest receivable	5,417	—	264	5,153	5,417
Financial liabilities
Noninterest-bearing demand deposits	$213,966	$—	$213,966	$—	$213,966
NOW and money market accounts	525,346	—	525,346	—	525,346
Savings deposits	153,414	—	153,414	—	153,414
Certificates of deposit	437,481	—	438,349	—	438,349
Borrowings	798	—	798	—	798
Accrued interest payable	154	—	154	—	154

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
NOTE 9 – REVENUE FROM CONTRACTS WITH CUSTOMERS
All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. The following table presents the Company's sources of noninterest income. Items outside of the scope of the ASC 606 are noted as such.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 9 – REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Deposit service charges and fees	$974	$989	$1,904	$1,967
Loan servicing fees (1)	56	90	79	160
Mortgage brokerage and banking fees (1)	21	109	49	180
Gain (loss) on sale of equity securities (1)	—	(14)	295	(14)
Loss on disposal of other assets	—	—	(19)	—
Gain on sale of premises held-for-sale	—	93	—	93
Trust and insurance commissions and annuities income	224	250	429	463
Earnings on bank-owned life insurance (1)	38	45	68	111
Bank-owned life insurance death benefit (1)	—	1,389	—	1,389
Other (1)	113	143	245	284
Total noninterest income	$1,426	$3,094	$3,050	$4,633
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
Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees. Interchange income was $762,000 and $755,000 for the six months ended June 30, 2019 and 2018. Interchange income was $401,000 and $394,000 for the three months ended June 30, 2019 and 2018.
Gain on sale of premises held-for-sale: On April 23, 2018, the Bank sold its office building located in Burr Ridge, Illinois. The sale was to an unrelated party and title was transferred at closing. As such, the transaction constituted a sale and a net gain was recorded in the second quarter of 2018.
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
Gains/losses on sales of OREO and other assets: The Company records a gain or loss from the sale of OREO and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. OREO sales for the six months ended June 30, 2019 and 2018 were not financed by the Bank.

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

Overview
We reported net income of $807,000, or $0.05 per common share, for the three months ended June 30, 2019, compared to net income of $4.6 million, or $0.26 per common share, for the three months ended June 30, 2018. We also reported net income of $4.4 million, or $0.28 per common share, for the six months ended June 30, 2019, compared to net income of $8.2 million, or $0.46 per common share, for the six months ended June 30, 2018. The reduction in net income compared to the prior periods reflected the impact of a $4.4 million pre-tax loss resulting from the non-recourse sale of a $7.8 million Chicago commercial credit relationship during the second quarter of 2019 after the borrowers placed the going concern status of their business in jeopardy by failing to make excise tax payments in violation of their agreements with the State of Illinois.
Our net interest income before provision for loan losses for the quarter ended June 30, 2019 was stable compared to the previous quarter at $13.1 million. Deposit, loan and trust fee income increased $96,000, or 8.3%, from the previous quarter. Non-interest expense was $9.5 million, a 6.2% reduction from the previous quarter, due to lower compensation and benefits and lower occupancy costs.
The average yield on our loan and lease portfolio for the quarter ended June 30, 2019 was 4.76%, compared to an average loan and lease portfolio yield of 4.77% for the quarter ended March 31, 2019. The average yield on our securities portfolio increased to 2.80% for the quarter ended June 30, 2019, compared to an average yield of 2.67% for the quarter ended March 31, 2019. The average cost of retail and commercial deposits increased to 1.13% for the quarter ended June 30, 2019, compared to an average cost of 1.08% for the quarter ended March 31, 2019. The average cost of wholesale deposits and borrowings increased to 2.39% for the quarter ended June 30, 2019, compared to an average cost of 2.29% for the quarter ended March 31, 2019. Our net interest margin declined slightly to 3.60% for the quarter ended June 30, 2019, compared to 3.64% for the quarter ended March 31, 2019.
For the second quarter of 2019, commercial loans decreased by $18.6 million (10.8%) primarily due to the non-recourse loan sale and reduced line utilization by commercial equipment lessors. Multi-family real estate loans decreased by $14.4 million (2.3%), compared to March 31, 2019 due to lower originations volume and elevated payoffs due to project sales or cash-out refinances by other lenders. One-to-four residential real estate loan balances declined due to portfolio amortization and prepayments.
The ratio of nonperforming loans to total loans was 0.24% and the ratio of non-performing assets to total assets was 0.23% at June 30, 2019. Non-performing commercial-related loans represented 0.17% of total commercial-related loans.
We continued various steps to emphasize the origination of retail certificates of deposit because they align with our current interest rate risk management strategies better than retail money market accounts. As a result, retail certificate of deposit accounts increased by $7.4 million (2.2%) compared to March 31, 2019 and retail money market deposit accounts declined by $1.7 million (0.7%). Total wholesale deposits and borrowings declined by $19.1 million (17.6%) during the second quarter of 2019 as we utilized excess liquidity to pay off maturing wholesale deposits and borrowings.
The Company’s capital position remained strong with a Tier 1 leverage ratio of 11.04%. During the first half of 2019, we repurchased 1,107,550 common shares, which represented 6.7% of the common shares outstanding at December 31, 2018.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	June 30, 2019	December 31, 2018	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,533,922	$1,585,325	$(51,403)
Loans, net	1,267,454	1,323,793	(56,339)
Securities, at fair value	87,080	88,179	(1,099)
Other real estate owned, net	497	1,226	(729)
Deposits	1,330,207	1,352,484	(22,277)
Borrowings	798	21,049	(20,251)
Equity	171,491	187,150	(15,659)

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(In thousands)
Selected Operating Data:
Interest income	$16,522	$15,020	$1,502	$33,048	$29,768	$3,280
Interest expense	3,419	2,039	1,380	6,726	3,766	2,960
Net interest income	13,103	12,981	122	26,322	26,002	320
Provision for (recovery of) loan losses	3,957	23	3,934	3,870	(235)	4,105
Net interest income after provision for (recovery of) loan losses	9,146	12,958	(3,812)	22,452	26,237	(3,785)
Noninterest income	1,426	3,094	(1,668)	3,050	4,633	(1,583)
Noninterest expense	9,472	10,215	(743)	19,570	20,174	(604)
Income before income tax expense	1,100	5,837	(4,737)	5,932	10,696	(4,764)
Income tax expense	293	1,207	(914)	1,574	2,507	(933)
Net income	$807	$4,630	$(3,823)	$4,358	$8,189	$(3,831)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.21%	1.18%	0.57%	1.04%
Return on equity (ratio of net income to average equity) (1)	1.84	9.39	4.84	8.25
Average equity to average assets	11.47	12.60	11.69	12.61
Net interest rate spread (1) (2)	3.30	3.31	3.32	3.33
Net interest margin (1) (3)	3.60	3.49	3.62	3.51
Efficiency ratio (4)	65.19	63.55	66.63	65.85
Noninterest expense to average total assets (1)	2.48	2.61	2.54	2.56
Average interest-earning assets to average interest-bearing liabilities	131.66	133.62	131.77	133.06
Dividends declared per share	$0.10	$0.09	$0.20	$0.17
Dividend payout ratio	191.78%	34.20%	73.28%	36.88%

	At June 30, 2019	At December 31, 2018
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.23%	0.17%
Nonperforming loans to total loans	0.24	0.11
Allowance for loan losses to nonperforming loans	260.54	560.93
Allowance for loan losses to total loans	0.61	0.64
Capital Ratios:
Equity to total assets at end of period	11.18%	11.81%
Tier 1 leverage ratio (Bank only)	10.49%	11.03%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	231	236

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.
Comparison of Financial Condition at June 30, 2019 and December 31, 2018
Total assets decreased $51.4 million, or 3.2%, to $1.534 billion at June 30, 2019, from $1.585 billion at December 31, 2018. The decrease in total assets was primarily due to the decrease in loans receivable, which was partially offset by increases in cash and cash equivalents and other assets. Loans decreased $56.3 million, or 4.3%, to $1.267 billion at June 30, 2019, from $1.324 billion at December 31, 2018. Cash and cash equivalents increased $5.4 million, or 5.5%, to $103.6 million at June 30, 2019, from $98.2 million at December 31, 2018. Other assets increased $3.1 million, or 28.7%, primarily due to the Company's implementation of FASB's ASU No. 2016-02. The implementation of ASU No. 2016-02 on January 1, 2019 required the recording of a right of use asset of $6.7 million to record the discounted cash flows of our lease payments for leases with terms greater than 12 months. The resulting increase in other assets was partially offset by the sale of the Bank's shares of Visa, Inc. Class B common stock during the first quarter of 2019.
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together totaled 94.8% of gross loans at June 30, 2019. During the six months ended June 30, 2019 commercial loans decreased by $33.7 million, or 18.0%; commercial leases decreased $10.3 million, or 3.4%; and nonresidential real estate loans decreased $7.0 million, or 4.6%.
Our primary lending area consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area, and engage in certain types of commercial lending and leasing activities on a nationwide basis. At June 30, 2019, $261.7 million, or 42.2%, of our multi-family mortgage loans were in the Metropolitan Statistical Area for Chicago, Illinois; $64.2 million, or 10.4%, were in the Metropolitan Statistical Area for Dallas, Texas; $58.6 million, or 9.5%, were in the Metropolitan Statistical Area for Denver, Colorado; $42.4 million, or 6.8%, were in the Metropolitan Statistical Area for Tampa, Florida; $28.7 million, or 4.6%, were in the Metropolitan Statistical Area for Greenville-Spartanburg, South Carolina; $22.5 million, or 3.6%, were in the Metropolitan Statistical Area for San Antonio, Texas; and $19.8 million, or 3.2%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota. This information reflects the location of the collateral, and does not necessarily reflect the location of the borrower.
Total liabilities decreased $35.7 million, or 2.6%, to $1.362 billion at June 30, 2019, from $1.398 billion at December 31, 2018, primarily due to decreases in deposits and borrowings. Total deposits decreased $22.3 million, or 1.6%, to $1.330 billion at June 30, 2019, from $1.352 billion at December 31, 2018. Retail certificates of deposit increased $16.6 million, or 5.0%, to $348.7 million at June 30, 2019, from $332.1 million at December 31, 2018. Wholesale certificates of deposit decreased $17.5 million, or 16.4%, to $88.8 million at June 30, 2019, from $106.3 million at December 31, 2018. Money market accounts decreased $9.0 million, or 3.5%, to $246.9 million at June 30, 2019, from $256.0 million at December 31, 2018. Interest-bearing NOW accounts increased $2.6 million, or 0.9%, to $278.4 million at June 30, 2019, from $275.8 million at December 31, 2018. Noninterest-bearing demand deposits decreased $16.1 million, or 7.0%, to $214.0 million at June 30, 2019, from $230.0 million at December 31, 2018 and savings accounts increased $1.1 million, or 0.7%, to $153.4 million at June 30, 2019, from $152.3 million at December 31, 2018. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 67.1% of total deposits at June 30, 2019, compared to 67.6% at December 31, 2018.
Total stockholders’ equity was $171.5 million at June 30, 2019, compared to $187.2 million at December 31, 2018. The decrease in total stockholders’ equity was primarily due to our repurchase of 1,107,550 shares of our common stock during the six months ended June 30, 2019 at a total cost of $16.8 million and our declaration and payment of cash dividends totaling $3.2 million during the same period. These reductions in total stockholders’ equity were partially offset by the net income of $4.4 million that the Company recorded for the six months ended June 30, 2019.
Operating Results for the Three Months Ended June 30, 2019 and 2018
Net Income. Net income was $807,000 for the three months ended June 30, 2019, compared to $4.6 million for the three months ended June 30, 2018. Earnings per basic and fully diluted share of common stock were $0.05 for the three months ended June 30, 2019, compared to $0.26 for the three months ended June 30, 2018.
Net Interest Income. Net interest income was $13.1 million for the three months ended June 30, 2019, compared to $13.0 million for the three months ended June 30, 2018. The increase in net interest income reflected a $1.5 million, or 10.0%, increase in interest income, which was partially offset by a $1.4 million increase in interest expense.
The increase in interest income was attributable to an increase in the average yield on interest-earning assets, which was partially offset by an increase in the cost of interest-bearing liabilities and a decrease in total average interest-earning assets. The yield on interest-earning assets increased 50 basis points to 4.54% for the three months ended June 30, 2019, from 4.04% for the three months ended June 30, 2018. The cost of interest-bearing liabilities increased 51 basis points to 1.24% for the three months ended June 30, 2019, from 0.73% for the same period in 2018. Total average interest-earning assets decreased $34.6 million, or 2.3%, to $1.458 billion for the three months ended June 30, 2019, from $1.493 billion for the same period in 2018. Our net interest rate spread decreased by one basis point to 3.30% for the three months ended June 30, 2019, from 3.31% for the same period in 2018. Our net interest margin increased by 11 basis points to 3.60% for the three months ended June 30, 2019, from 3.49% for the same period in 2018.

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

	For the Three Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,297,548	$15,389	4.76%	$1,291,339	$13,977	4.34%
Securities	86,144	602	2.80	107,384	546	2.04
Stock in FHLB and FRB	7,629	92	4.84	8,411	111	5.29
Other	66,859	439	2.63	85,690	386	1.81
Total interest-earning assets	1,458,180	16,522	4.54	1,492,824	15,020	4.04
Noninterest-earning assets	70,853			73,172
Total assets	$1,529,033			$1,565,996
Interest-bearing liabilities:
Savings deposits	$154,822	117	0.30	$159,334	53	0.13
Money market accounts	247,997	573	0.93	285,532	435	0.61
NOW accounts	267,185	309	0.46	281,430	189	0.27
Certificates of deposit	436,435	2,418	2.22	328,932	1,152	1.40
Total deposits	1,106,439	3,417	1.24	1,055,228	1,829	0.70
Borrowings	1,101	2	0.73	61,960	210	1.36
Total interest-bearing liabilities	1,107,540	3,419	1.24	1,117,188	2,039	0.73
Noninterest-bearing deposits	216,199			227,775
Noninterest-bearing liabilities	29,842			23,719
Total liabilities	1,353,581			1,368,682
Equity	175,452			197,314
Total liabilities and equity	$1,529,033			$1,565,996
Net interest income		$13,103			$12,981
Net interest rate spread (2)			3.30%			3.31%
Net interest-earning assets (3)	$350,640			$375,636
Net interest margin (4)			3.60%			3.49%
Ratio of interest-earning assets to interest-bearing liabilities	131.66%			133.62%

(1)	Annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
We recorded a provision for loan losses of $4.0 million for the three months ended June 30, 2019, compared to $23,000 for the same period in 2018. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $530,000, or 6.3%, to $7.8 million at June 30, 2019 from March 31, 2019. There were no reserves established for loans individually evaluated for impairment for the three months ended June 30, 2019 and 2018. Net charge-offs were $4.5 million for the three months ended June 30, 2019, compared to net charge-offs of $185,000 for the three months ended June 30, 2018.
The $4.0 million provision for loan losses that we recorded in the second quarter of 2019 was due to a pre-tax loss of $4.4 million that we recorded on the non-recourse sale of a $7.8 million commercial credit relationship.  The loans were originated in 2016 to two affiliated wholesale fuel distributors.  The loans were secured by accounts receivable and supplemental real estate collateral, and were personally guaranteed by the borrowers’ principals.  In the second quarter of 2019, we learned that one of the borrowers failed to make excise tax payments in violation of its agreements with the State of Illinois, that a tax performance bond that was a condition to the borrower’s continued ability to operate as a wholesale fuel distributor in the State of Illinois would not be renewed by the borrower’s insurer, and that the borrower had apparently altered its collection procedures and cash management practices in ways that appeared to make it necessary for us to institute litigation to gain control of and collect the proceeds of the accounts receivable collateral.  We evaluated these and other factors, including the risks to the borrower’s ability to continue to operate as a going concern, and concluded that a sale of the loans at a discount was a superior alternative to initiating potentially costly and protracted litigation, the outcome of which could not be predicted with reasonable certainty.
The allowance for loan losses as a percentage of nonperforming loans was 260.54% at June 30, 2019, compared to 580.14% at March 31, 2019 and 560.93% at December 31, 2018.

Noninterest Income

	Three Months Ended June 30,
	2019	2018	Change
	(Dollars in thousands)
Deposit service charges and fees	$974	$989	$(15)
Loan servicing fees	56	90	(34)
Commercial mortgage brokerage fees	8	85	(77)
Residential mortgage banking fees	13	24	(11)
Loss on sale of equity securities	—	(14)	14
Gain on sale of premises held-for-sale	—	93	(93)
Trust and insurance commissions and annuities income	224	250	(26)
Earnings on bank owned life insurance	38	45	(7)
Bank-owned life insurance death benefit	—	1,389	(1,389)
Other	113	143	(30)
Total noninterest income	$1,426	$3,094	$(1,668)
Noninterest income decreased $1.7 million, or 53.9%, for the three months ended June 30, 2019 to $1.4 million, compared to $3.1 million for the second quarter of 2018. In the second quarter of 2018, we recorded income from a death benefit on a bank-owned life insurance policy in the amount of $1.4 million as a result of the death of a retired Bank executive and also recorded a $93,000 gain on the sale of our office building in Burr Ridge, Illinois. Deposit service charges and loan servicing fees decreased $15,000 and $34,000, respectively, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018.
Earnings on bank owned life insurance decreased by $7,000, or 15.6%, to $38,000 for the three months ended June 30, 2019 due to the decrease in the bank-owned life insurance investment resulting from the death benefit paid in 2018. Other income decreased $30,000, or 21.0%, to $113,000 for the three months ended June 30, 2019, compared to $143,000 for the three months ended June 30, 2018.
Noninterest Expense

	Three Months Ended June 30,
	2019	2018	Change
	(Dollars in thousands)
Compensation and benefits	$5,207	$5,790	$(583)
Office occupancy and equipment	1,621	1,662	(41)
Advertising and public relations	145	274	(129)
Information technology	736	708	28
Supplies, telephone and postage	319	396	(77)
Amortization of intangibles	14	21	(7)
Nonperforming asset management	58	51	7
Loss on sale of other real estate owned	4	47	(43)
Valuation adjustments of other real estate owned	21	1	20
Operations of other real estate owned, net	22	87	(65)
FDIC insurance premiums	146	104	42
Other	1,179	1,074	105
Total noninterest expense	$9,472	$10,215	$(743)
Noninterest expense decreased by $743,000, or 7.3%, to $9.5 million for the three months ended June 30, 2019, from $10.2 million for the same period in 2018. The decrease in noninterest expense was due in substantial part to a $583,000, or 10.1%, decrease in compensation and benefits expense, partially due to a decrease in full-time equivalent employees to 231 at June 30, 2019 from 250 one year ago. Office occupancy and equipment expense decreased $41,000, or 2.5%, to $1.6 million for the three months ended June 30, 2019, from $1.7 million for the same period in 2018. Advertising and public relations expense decreased $129,000, or 47.1%, to $145,000 for the three months ended June 30, 2019, from $274,000 for the same period in 2018. Information technology expense increased $28,000, or 4.0%, to $736,000 for the three months ended June 30, 2019, from $708,000 for the same period in 2018, primarily due the costs of new operational software and related hardware enhancements. Nonperforming asset management expense increased $7,000, or 13.7%, to $58,000 for the three months ended June 30, 2019, from $51,000 for the same period in 2018. There was $21,000 of valuation adjustments for OREO for the three months ended June 30, 2019, compared to $1,000 for the same period in 2018. Expense for operations of OREO decreased $65,000, or 74.7%, to $22,000 for the three months ended June 30, 2019, primarily due to decreased maintenance and repairs and receiver fees. FDIC insurance premiums increased $42,000, or 40.4%, to $146,000 for the three months ended June 30, 2019, compared to $104,000 for the same period in 2018.
Income Taxes
We recorded income tax expense of $293,000 for the three months ended June 30, 2019, compared to $1.2 million for the three months ended June 30, 2018. Our combined state and federal effective tax rate for the three months ended June 30, 2019 was 26.6% versus an effective tax rate of 20.7% for the three months ended June 30, 2018.
Operating Results for the Six Months Ended June 30, 2019 and 2018
Net Income. We had net income of $4.4 million for the six months ended June 30, 2019, compared to $8.2 million for the six months ended June 30, 2018. Earnings per basic and fully diluted share of common stock were $0.28 for the six months ended June 30, 2019, compared to $0.46 per basic and fully diluted share for the same period in 2018.
Net Interest Income. Net interest income was $26.3 million for the six months ended June 30, 2019, compared to $26.0 million for the same period in 2018. The increase in net interest income reflected a $3.3 million, or 11.0%, increase in interest income, which was partially offset by a $3.0 million increase in interest expense.
The increase in net interest income was primarily attributable to an increase in the average yield on interest-earning assets, which was partially offset by an increase in the cost of interest-bearing liabilities and a decrease in total average interest-earning assets. The yield on interest-earning assets increased 53 basis points, or 13.2%, to 4.54% for the six months ended June 30, 2019, from 4.01% for the six months ended June 30, 2018. The cost of interest-bearing liabilities increased 54 basis points to 1.22% for the six months ended June 30, 2019, from 0.68% for the same period in 2018. Total average interest-earning assets decreased $27.7 million, or 1.85%, to $1.468 billion for the six months ended June 30, 2019, from $1.496 billion for the same period in 2018. Our net interest rate spread decreased one basis point to 3.32% for the six months ended June 30, 2019, from 3.33% for the same period in 2018. Our net interest margin increased by 11 basis points to 3.62% for the six months ended June 30, 2019, from 3.51% for the same period in 2018.

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

	For the Six Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,300,948	$30,741	4.77%	$1,292,855	$27,797	4.34%
Securities	88,670	1,204	2.74	105,666	1,010	1.93
Stock in FHLB and FRB	7,826	192	4.95	8,351	216	5.22
Other	70,775	911	2.60	89,083	745	1.69
Total interest-earning assets	1,468,219	33,048	4.54	1,495,955	29,768	4.01
Noninterest-earning assets	72,994			77,932
Total assets	$1,541,213			$1,573,887
Interest-bearing liabilities:
Savings deposits	$154,145	231	0.30	$159,739	101	0.13
Money market accounts	249,775	1,141	0.92	289,993	814	0.57
NOW accounts	268,690	602	0.45	281,716	328	0.23
Certificates of deposit	433,905	4,664	2.17	331,441	2,111	1.28
Total deposits	1,106,515	6,638	1.21	1,062,889	3,354	0.64
Borrowings	7,701	88	2.30	61,352	412	1.35
Total interest-bearing liabilities	1,114,216	6,726	1.22	1,124,241	3,766	0.68
Noninterest-bearing deposits	217,680			227,358
Noninterest-bearing liabilities	29,140			23,802
Total liabilities	1,361,036			1,375,401
Equity	180,177			198,486
Total liabilities and equity	$1,541,213			$1,573,887
Net interest income		$26,322			$26,002
Net interest rate spread (2)			3.32%			3.33%
Net interest-earning assets (3)	$354,003			$371,714
Net interest margin (4)			3.62%			3.51%
Ratio of interest-earning assets to interest-bearing liabilities	131.77%			133.06%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses
We recorded a provision for loan losses of $3.9 million for the six months ended June 30, 2019, compared to a recovery of loan losses of $235,000 for the same period in 2018. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $619,000, or 7.3%, to $7.8 million at June 30, 2019, from $8.4 million at December 31, 2018. There was a $27,000 recovery of reserve established for loans individually evaluated for impairment for the six months ended June 30, 2019, compared to no change for the same period in 2018. Net charge-offs were $4.5 million for the six months ended June 30, 2019, compared to net recoveries of $48,000 for the same period in 2018. The increase was primarily due to a $4.4 million loss recorded on the final sale of a Chicago commercial credit exposure that experienced an unexpected deterioration in the second quarter.
The allowance for loan losses as a percentage of nonperforming loans was 260.54% at June 30, 2019, compared to 560.93% at December 31, 2018.
Noninterest Income

	Six Months Ended June 30,
	2019	2018	Change
	(Dollars in thousands)
Deposit service charges and fees	1,904	1,967	$(63)
Loan fee income	79	160	(81)
Commercial mortgage brokerage fees	8	126	(118)
Residential mortgage banking fees	41	54	(13)
Gain (loss) on sales of equity securities	295	(14)	309
Gain on disposition of premises and equipment, net	—	93	(93)
Loss on disposal of other assets	(19)	—	(19)
Trust and insurance commissions and annuities income	429	463	(34)
Earnings on bank owned life insurance	68	111	(43)
Bank-owned life insurance death benefit	—	1,389	(1,389)
Other	245	284	(39)
Total noninterest income	$3,050	$4,633	$(1,583)
Noninterest income decreased by $1.6 million, or 34.2%, to $3.1 million for the six months ended June 30, 2019, from $4.6 million for the six months ended June 30, 2018. In the second quarter of 2018, we recorded income from a death benefit on a bank-owned life insurance policy in the amount of $1.4 million as a result of the death of a retired Bank executive, and also recorded a $93,000 gain on the sale of our office building in Burr Ridge, Illinois. Loan fee income decreased $81,000, or 50.6%, to $79,000 for the six months ended June 30, 2019, from $160,000 for the six months ended June 30, 2018. We recorded $8,000 in commercial mortgage brokerage fees for the six months ended June 30, 2019 as compensation for commercial loans that we placed with other institutions, compared to $126,000 for the same period in 2018. Residential mortgage banking fees decreased $13,000 to $41,000 for the six months ended June 30, 2019. The Company no longer originates one-to-four family residential mortgage loans. All of the loans the Company currently originates are commercial-related loans, such as multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases. Trust and insurance commissions and annuities income declined by $34,000, or 7.3%, to $429,000 for the six months ended June 30, 2019, due to lower sales of annuity products and property and casualty insurance, related in part to the consolidation of our Wealth Management Department into our Trust Department.

Noninterest Expense

	Six Months Ended June 30,
	2019	2018	Change
	(Dollars in thousands)
Compensation and benefits	$10,910	$11,112	$(202)
Office occupancy and equipment	3,466	3,393	73
Advertising and public relations	306	417	(111)
Information technology	1,428	1,349	79
Supplies, telephone and postage	718	729	(11)
Amortization of intangibles	34	143	(109)
Nonperforming asset management	112	253	(141)
(Gain) loss on sale other real estate owned	(91)	68	(159)
Valuation adjustments of other real estate owned	21	26	(5)
Operations of other real estate owned, net	73	202	(129)
FDIC insurance premiums	254	223	31
Other	2,339	2,259	80
Total noninterest expense	$19,570	$20,174	$(604)
Noninterest expense decreased by $604,000, or 3.0%, to $19.6 million for the six months ended June 30, 2019, from $20.2 million for the same period in 2018. Compensation and benefits expense decreased $202,000, or 1.8%, partially due to a decrease in full-time equivalent employees to 231 at June 30, 2019 from 250 one year ago. Office occupancy and equipment expense increased $73,000, or 2.2%, to $3.5 million for the six months ended June 30, 2019, from $3.4 million for the same period in 2018, primarily due to a $115,000 increase in rent expense and a $138,000 increase in snow removal expense, offset by a decrease in real estate taxes of $144,000. Advertising and public relations decreased by $111,000, or 26.6%, to $306,000 for the six months ended June 30, 2019, from $417,000 for the same period in 2018. Nonperforming asset management decreased $141,000 to $112,000 for the six months ended June 30, 2019, from $253,000 for the same period in 2018, due in substantial part to a $ 123,000 decrease in legal expense resulting primarily from efforts to collect a previously charged-off loan. Expense for operations of OREO decreased $129,000, or 63.9%, to $73,000 for the six months ended June 30, 2019, compared to $202,000 for the same period in 2018. The decrease reflects a combined decrease of $174,000 in maintenance and repairs, receiver fees and real estate tax expense.
Income Taxes
For the six months ended June 30, 2019, we recorded $1.6 million of income tax expense, compared to $2.5 million for the six months ended June 30, 2018. Our effective tax rate for the six months ended June 30, 2019 was 26.5%, compared to 23.4% for the same period in 2018.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At June 30, 2019, we had no loans in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is,” “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of June 30, 2019, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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
Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	June 30, 2019	March 31, 2019	December 31, 2018	Quarter Change	Six-Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$923	$844	$1,240	$79	$(317)
Nonresidential real estate	2,080	242	270	1,838	1,810
Commercial	—	354	—	(354)	—
	3,003	1,440	1,510	1,563	1,493
Other real estate owned:
One-to-four family residential	497	921	875	(424)	(378)
Multi-family mortgage	—	—	276	—	(276)
Nonresidential real estate	—	—	74	—	(74)
Land	—	—	1	—	(1)
	497	921	1,226	(424)	(729)
Total nonperforming assets	$3,500	$2,361	$2,736	$1,139	$764
Ratios:
Nonperforming loans to total loans	0.24%	0.11%	0.11%
Nonperforming assets to total assets	0.23	0.15	0.17

Nonperforming Assets
Nonperforming assets increased $764,000 to $3.5 million at June 30, 2019, from $2.7 million at December 31, 2018. One residential loan with a book balance of $46,000 was transferred from nonaccrual loans to OREO during the six months ended June 30, 2019. We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional sources of funds. We had no FHLB advances outstanding at June 30, 2019 and $20.0 million at December 31, 2018.
BankFinancial Corporation is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its shareholders and to repurchase shares of its common stock, and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank's ability to pay dividends to the Company is subject to regulatory limitations. At June 30, 2019, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $6.1 million.
As of June 30, 2019, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity. As of June 30, 2019, we had no other material commitments for capital expenditures.
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
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2019 and

December 31, 2018, the OCC categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well–capitalized status.
The minimum capital ratios set forth in the Regulatory Capital Plans will be increased or decreased and other minimum capital requirements will be established or revised as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the Capital Conservation Buffer ("CCB"). The minimum CCB at June 30, 2019 is 2.5%. In addition, the Company intends to continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose. As of June 30, 2019, the Bank and the Company were well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.
Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2019
Total capital (to risk-weighted assets)	$167,857	14.46%	$92,840	8.00%	$116,050	10.00%
Tier 1 (core) capital (to risk-weighted assets):	159,917	13.78	69,630	6.00	92,840	8.00
Common Tier 1 (CET1)	159,917	13.78	52,223	4.50	75,433	6.50
Tier 1 (core) capital (to adjusted average total assets):	159,917	10.49	60,961	4.00	76,201	5.00

December 31, 2018
Total capital (to risk-weighted assets)	$178,664	15.30%	$93,430	8.00%	$116,787	10.00%
Tier 1 (core) capital (to risk-weighted assets)	170,194	14.57	70,072	6.00	93,430	8.00
Common Tier 1 (CET1)	170,194	14.57	52,554	4.50	75,912	6.50
Tier 1 (core) capital (to adjusted average total assets):	170,194	11.03	61,721	4.00	77,151	5.00
Quarterly Cash Dividends. The Company declared cash dividends of $0.20 and $0.17 per share for the six months ended June 30, 2019 and June 30, 2018, respectively.
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
Quantitative Analysis. The following table sets forth, as of June 30, 2019, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(25,409)	(11.22)%	$1,688	3.27%
+300	(14,611)	(6.45)	1,547	2.99
+200	(6,607)	(2.92)	1,281	2.48
+100	(1,551)	(0.68)	795	1.54
0
-100	(2,878)	(1.27)	(582)	(1.13)
The table set forth above indicates that at June 30, 2019, in the event of an immediate 100 basis point decrease in interest rates, the Bank would be expected to experience a 1.27% decrease in NPV and a $582,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 2.92% decrease in NPV and a $1.3 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended June 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the second quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
April 1, 2019 through April 30, 2019	141,800	$15.01	141,800	767,198
May 1, 2019 through May 31, 2019	79,735	14.76	79,735	687,463
June 1, 2019 through June 30, 2019	49,000	13.92	49,000	638,463
	270,535		270,535

(1)
On April 25, 2019, the Board increased the total number of shares authorized for repurchase by 750,000 shares and on February 25, 2019, the Board extended the expiration date of the Company's share repurchase authorization from July 31, 2019 to March 31, 2020, and increased the total number of shares authorized for repurchase by 500,000 shares. As of June 30, 2019, the Company had repurchased 5,172,292 shares of its common stock out of the 5,810,755 shares of common stock authorized under the share repurchase authorizations. Pursuant to the share repurchase authorization, as of June 30, 2019, there are 638,463 shares of common stock authorized for repurchase through March 31, 2020.

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
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	August 9, 2019	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer