Form 10-Q
period 2019-09-30
BankFinancial CORP
filed 2019-10-30
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2019
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. At October 28, 2019, there were 15,373,964 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
September 30, 2019

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	September 30, 2019	December 31, 2018
Assets
Cash and due from other financial institutions	$13,074	$13,805
Interest-bearing deposits in other financial institutions	127,719	84,399
Cash and cash equivalents	140,793	98,204
Securities, at fair value	65,440	88,179
Loans receivable, net of allowance for loan losses: September 30, 2019, $7,603 and December 31, 2018, $8,470	1,213,948	1,323,793
Other real estate owned, net	269	1,226
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	8,026
Premises and equipment, net	24,598	25,205
Accrued interest receivable	4,763	4,952
Bank-owned life insurance	18,914	18,809
Deferred taxes	4,556	6,235
Other assets	11,211	10,696
Total assets	$1,491,982	$1,585,325

Liabilities
Deposits
Noninterest-bearing	$208,347	$230,041
Interest-bearing	1,080,478	1,122,443
Total deposits	1,288,825	1,352,484
Borrowings	1,253	21,049
Advance payments by borrowers for taxes and insurance	10,802	10,531
Accrued interest payable and other liabilities	17,235	14,111
Total liabilities	1,318,115	1,398,175

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 15,373,964 shares issued at September 30, 2019 and 16,481,514 issued at December 31, 2018	154	165
Additional paid-in capital	113,717	130,547
Retained earnings	59,718	56,167
Accumulated other comprehensive income	278	271
Total stockholders’ equity	173,867	187,150
Total liabilities and stockholders’ equity	$1,491,982	$1,585,325

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and dividend income
Loans, including fees	$15,371	$14,248	$46,112	$42,045
Securities	508	627	1,712	1,637
Other	749	498	1,852	1,459
Total interest income	16,628	15,373	49,676	45,141
Interest expense
Deposits	3,385	2,278	10,023	5,632
Borrowings	1	130	89	542
Total interest expense	3,386	2,408	10,112	6,174
Net interest income	13,242	12,965	39,564	38,967
Provision for (recovery of) loan losses	(134)	(23)	3,736	(258)
Net interest income after provision for (recovery of) loan losses	13,376	12,988	35,828	39,225
Noninterest income
Deposit service charges and fees	983	1,003	2,887	2,970
Loan servicing fees	99	71	178	231
Mortgage brokerage and banking fees	28	46	77	226
Gain (loss) on sale of equity securities	—	—	295	(14)
Gain on sale of premises held-for-sale	—	—	—	93
Loss on disposal of other assets	—	—	(19)	—
Trust and insurance commissions and annuities income	198	207	627	670
Earnings on bank-owned life insurance	37	35	105	146
Bank-owned life insurance death benefit	—	—	—	1,389
Other	129	208	374	492
Total noninterest income	1,474	1,570	4,524	6,203
Noninterest expense
Compensation and benefits	5,218	5,120	16,128	16,232
Office occupancy and equipment	1,877	1,629	5,343	5,022
Advertising and public relations	182	194	488	611
Information technology	716	717	2,144	2,066
Supplies, telephone, and postage	310	341	1,028	1,070
Amortization of intangibles	13	20	47	163
Nonperforming asset management	17	60	129	313
Operations of other real estate owned, net	19	59	22	355
FDIC insurance premiums	(127)	115	127	338
Other	1,284	1,170	3,623	3,429
Total noninterest expense	9,509	9,425	29,079	29,599
Income before income taxes	5,341	5,133	11,273	15,829
Income tax expense	1,417	1,396	2,991	3,903
Net income	$3,924	$3,737	$8,282	$11,926
Basic and diluted earnings per common share	$0.26	$0.22	$0.53	$0.68
Basic and diluted weighted average common shares outstanding	15,373,964	17,365,679	15,679,927	17,641,308

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	3,924	3,737	8,282	11,926
Unrealized holding gain (loss) arising during the period	(16)	(49)	9	(173)
Tax effect	5	14	(2)	47
Net of tax	(11)	(35)	7	(126)
Comprehensive income	$3,913	$3,702	$8,289	$11,800

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehen-sive Income	Total
For the three months ended September 30,

Balance at July 1, 2018	175	145,331	48,443	279	194,228
Net income	—	—	3,737	—	3,737
Other comprehensive loss, net of tax	—	—	—	(35)	(35)
Repurchase and retirement of common stock (254,785 shares)	(3)	(4,101)	—	—	(4,104)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,743)	—	(1,743)
Balance at September 30, 2018	$172	$141,230	$50,437	$244	$192,083

Balance at July 1, 2019	154	113,717	57,331	289	171,491
Net income	—	—	3,924	—	3,924
Other comprehensive income, net of tax	—	—	—	(11)	(11)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,537)	—	(1,537)
Balance at September 30, 2019	$154	$113,717	$59,718	$278	$173,867

For the nine months ended September 30,

Balance at January 1, 2018	$179	$153,811	$43,274	$370	$197,634
Net income	—	—	11,926	—	11,926
Other comprehensive loss, net of tax	—	—	—	(126)	(126)
Nonvested stock awards- stock-based compensation expense	—	6	—	—	6
Repurchase and retirement of common stock (752,174 shares)	(7)	(12,587)	—	—	(12,594)
Cash dividends declared on common stock ($0.27 per share)	—	—	(4,763)	—	(4,763)
Balance at September 30, 2018	$172	$141,230	$50,437	$244	$192,083

Balance at January 1, 2019	$165	$130,547	$56,167	$271	$187,150
Net income	—	—	8,282	—	8,282
Other comprehensive income, net of tax	—	—	—	7	7
Repurchase and retirement of common stock (1,107,550 shares)	(11)	(16,830)	—	—	(16,841)
Cash dividends declared on common stock ($0.30 per share)	—	—	(4,731)	—	(4,731)
Balance at September 30, 2019	$154	$113,717	$59,718	$278	$173,867

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$8,282	$11,926
Adjustments to reconcile to net income to net cash from operating activities
Provision for (recovery of) loan losses	3,736	(258)
Stock–based compensation expense	—	6
Depreciation and amortization	2,525	2,513
Amortization of premiums and discounts on securities and loans	4	9
Amortization of intangibles	47	163
Amortization of servicing assets	63	79
Net change in net deferred loan origination costs	127	53
(Gain) loss on sale of other real estate owned	(112)	56
(Gain) loss on sale of equity securities	(295)	14
Loss on disposal of other assets	19	—
Gain on sale of premises held-for-sale	—	(93)
Other real estate owned valuation adjustments	38	27
Earnings on bank owned life insurance	(105)	(146)
Net change in:
Accrued interest receivable	189	(355)
Other assets	3,065	3,540
Accrued interest payable and other liabilities	(3,570)	(3,076)
Net cash from operating activities	14,013	14,458
Cash flows from investing activities
Securities
Proceeds from maturities	79,210	76,164
Proceeds from principal repayments	2,234	2,970
Proceeds from sale of equity securities	3,722	487
Purchases of securities	(58,700)	(90,355)
Loans receivable
Principal payments on loans receivable	710,551	729,474
Originated for investment	(604,705)	(683,685)
Purchase of FHLB and FRB stock	(4)	(21)
Redemption of FHLB and FRB stock	540	285
Bank-owned life insurance death benefit	—	4,224
Proceeds from sale of premises held-for-sale	—	5,485
Proceeds from sale of other real estate owned	1,107	2,172
Purchase of premises and equipment, net	(623)	(512)
Net cash from investing activities	133,332	46,688

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities
Net change in deposits	$(63,659)	$(44,281)
Net change in borrowings	(19,796)	(39,536)
Net change in advance payments by borrowers for taxes and insurance	271	(630)
Repurchase and retirement of common stock	(16,841)	(12,594)
Cash dividends paid on common stock	(4,731)	(4,763)
Net cash used in financing activities	(104,756)	(101,804)
Net change in cash and cash equivalents	42,589	(40,658)
Beginning cash and cash equivalents	98,204	127,592
Ending cash and cash equivalents	$140,793	$86,934

Supplemental disclosures of cash flow information:
Interest paid	$10,295	$5,960
Income taxes paid	412	250
Loans transferred to other real estate owned	76	1,241
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	6,694	—

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, NA (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019 or for any other period.
Certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
Use of Estimates: To prepare financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.
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
Other Intangible Assets: Intangible assets acquired in a purchase business combination with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets (“CDI”), are recognized at the time of acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, variables such as deposit servicing costs, attrition rates, and market discount rates are considered. CDI assets are amortized to expense over their useful lives. CDI were $55,000 and $102,000 at September 30, 2019 and December 31, 2018, respectively, and are included in other assets in the accompanying consolidated statements of financial condition.
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
Newly Issued Not Yet Effective Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for SEC filers or fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). In October 2019, the FASB moved to defer the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal would delay the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company, the proposed delay would be applicable to the Company, if it is approved by the FASB. The FASB is expected to finalize a revised ASU in mid-November.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income available to common stockholders	$3,924	$3,737	$8,282	$11,926
Average common shares outstanding	15,373,964	17,365,679	15,679,927	17,641,743
Less - Unvested restricted stock shares	—	—	—	(435)
Basic and diluted weighted average common shares outstanding	15,373,964	17,365,679	15,679,927	17,641,308
Basic and diluted earnings per common share	$0.26	$0.22	$0.53	$0.68

NOTE 3 - SECURITIES
The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
September 30, 2019
Certificates of deposit	$52,996	$—	$—	$52,996
Municipal securities	506	7	—	513
Mortgage-backed securities - residential	8,402	378	—	8,780
Collateralized mortgage obligations - residential	3,156	4	(9)	3,151
	$65,060	$389	$(9)	$65,440
December 31, 2018
Certificates of deposit	$73,507	$—	$—	$73,507
Municipal securities	509	—	—	509
Mortgage-backed securities - residential	10,116	400	(38)	10,478
Collateralized mortgage obligations - residential	3,676	11	(2)	3,685
	$87,808	$411	$(40)	$88,179
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

	September 30, 2019
	Amortized Cost	Fair Value
Due in one year or less	$52,996	$52,996
Due after one year through five years	506	513
	53,502	53,509
Mortgage-backed securities - residential	8,402	8,780
Collateralized mortgage obligations - residential	3,156	3,151
	$65,060	$65,440
Investment securities available-for-sale with carrying values of $2.2 million and $2.7 million at September 30, 2019 and December 31, 2018, respectively, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.
Sales of equity securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds	$—	$—	$3,722	$487
Gross gains	—	—	295	—
Gross losses	—	—	—	(14)
Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2019
Collateralized mortgage obligations - residential	$1,663	$(6)	$976	$(3)	$2,639	$(9)

December 31, 2018
Mortgage-backed securities - residential	$—	$—	$904	$(38)	$904	$(38)
Collateralized mortgage obligations - residential	—	—	1,729	(2)	1,729	(2)
	$—	$—	$2,633	$(40)	$2,633	$(40)
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
Certain collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at September 30, 2019, but the unrealized losses were not considered significant under the Company’s impairment testing

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.
The Bank, as a member of Visa USA, received 51,404 unrestricted shares of Visa, Inc. Class B common stock in connection with Visa, Inc.’s initial public offering in 2007 and a related retroactive responsibility plan. The retroactive responsibility plan obligates all former Visa USA members to indemnify Visa USA, in proportion to their equity interests in Visa USA, for certain litigation losses and expenses, including settlement expenses, for the lawsuits covered by the retrospective responsibility plan. Due to the restrictions that the retrospective responsibility plan imposes on the Company’s Visa, Inc. Class B shares, the Company had not recorded the Class B shares as an asset.
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
The Bank sold the remaining 25,702 shares of Visa Class B common stock in the first quarter of 2019 and recorded a gain of $295,000.
NOTE 4 - LOANS RECEIVABLE
Loans receivable are as follows:

	September 30, 2019	December 31, 2018
One-to-four family residential real estate	$60,757	$70,371
Multi-family mortgage	577,656	619,870
Nonresidential real estate	140,410	152,442
Construction and land	88	172
Commercial loans	163,846	187,406
Commercial leases	275,800	299,394
Consumer	2,052	1,539
	1,220,609	1,331,194
Net deferred loan origination costs	942	1,069
Allowance for loan losses	(7,603)	(8,470)
Loans, net	$1,213,948	$1,323,793

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the balance in the allowance for loan losses and loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
September 30, 2019
One-to-four family residential real estate	$—	$580	$580	$2,416	$58,341	$60,757
Multi-family mortgage	—	3,728	3,728	630	577,026	577,656
Nonresidential real estate	—	1,217	1,217	282	140,128	140,410
Construction and land	—	2	2	—	88	88
Commercial loans	—	1,308	1,308	—	163,846	163,846
Commercial leases	—	732	732	—	275,800	275,800
Consumer	—	36	36	—	2,052	2,052
	$—	$7,603	$7,603	$3,328	$1,217,281	1,220,609
Net deferred loan origination costs						942
Allowance for loan losses						(7,603)
Loans, net						$1,213,948

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2018
One-to-four family residential real estate	$—	$699	$699	$2,218	$68,153	$70,371
Multi-family mortgage	—	3,991	3,991	653	619,217	619,870
Nonresidential real estate	27	1,449	1,476	270	152,172	152,442
Construction and land	—	4	4	—	172	172
Commercial loans	—	1,517	1,517	—	187,406	187,406
Commercial leases	—	755	755	—	299,394	299,394
Consumer	—	28	28	—	1,539	1,539
	$27	$8,443	$8,470	$3,141	$1,328,053	1,331,194
Net deferred loan origination costs						1,069
Allowance for loan losses						(8,470)
Loans, net						$1,323,793

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Activity in the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$7,824	$8,179	$8,470	$8,366
Loans charged off:
One-to-four family residential real estate	(44)	(84)	(117)	(214)
Multi-family mortgage	—	—	—	(35)
Nonresidential real estate	(55)	—	(83)	—
Commercial loans	—	—	(4,443)	(140)
Consumer	(5)	(6)	(20)	(7)
	(104)	(90)	(4,663)	(396)
Recoveries:
One-to-four family residential real estate	5	25	28	130
Multi-family mortgage	8	8	24	26
Construction and land	—	2	—	2
Commercial loans	4	2	8	227
Commercial leases	—	—	—	5
Consumer	—	—	—	1
	17	37	60	391
Net charge-offs	(87)	(53)	(4,603)	(5)
Provision for (recovery of) loan losses	(134)	(23)	3,736	(258)
Ending balance	$7,603	$8,103	$7,603	$8,103
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present loans individually evaluated for impairment by class of loans:

					Three months ended September 30, 2019		Nine months ended September 30, 2019
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2019
With no related allowance recorded:
One-to-four family residential real estate	$2,812	$2,280	$542	$—	$2,253	$12	$2,245	$40
One-to-four family residential real estate - non-owner occupied	136	136	—	—	161	—	102	1
Multi-family mortgage - Illinois	629	630	—	—	633	9	642	28
Nonresidential real estate	280	282	—	—	1,447	—	679	1
	$3,857	$3,328	$542	$—	$4,494	$21	$3,668	$70

					Year ended December 31, 2018
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2018
With no related allowance recorded:
One-to-four family residential real estate	$2,751	$2,155	$575	$—	$3,274	$41
One-to-four family residential real estate - non-owner occupied	86	46	43	—	95	—
Multi-family mortgage - Illinois	654	653	—	—	795	39
	3,491	2,854	$618	—	4,164	80
With an allowance recorded - Nonresidential real estate	356	270	93	27	21	—
	$3,847	$3,124	$711	$27	$4,185	$80

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Nonaccrual Loans
The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
September 30, 2019
One-to-four family residential real estate	$1,460	$1,160	$—
Nonresidential real estate	280	282	—
	$1,740	$1,442	$—
December 31, 2018
One-to-four family residential real estate	$2,167	$1,162	$—
One-to-four family residential real estate – non-owner occupied	270	78	—
Nonresidential real estate	356	270	—
	$2,793	$1,510	$—
Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company’s reserve for uncollected loan interest was $120,000 and $72,000 at September 30, 2019 and December 31, 2018, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans
The following tables present the aging of the recorded investment of loans at September 30, 2019 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans:
Owner occupied	$3	$255	$1,017	$1,275	$47,989	$49,264
Non-owner occupied	4	269	137	410	11,062	11,472
Multi-family mortgage:
Illinois	—	—	—	—	256,662	256,662
Other	—	—	—	—	314,698	314,698
Nonresidential real estate	—	—	282	282	138,884	139,166
Construction and land	—	—	—	—	80	80
Commercial loans:
Regional commercial banking	—	—	—	—	28,193	28,193
Health care	—	—	—	—	75,454	75,454
Direct commercial lessor	—	—	—	—	60,664	60,664
Commercial leases:
Investment rated commercial leases	197	14	—	211	133,697	133,908
Other commercial leases	1,710	—	—	1,710	141,877	143,587
Consumer	6	3	—	9	2,060	2,069
	$1,920	$541	$1,436	$3,897	$1,211,320	$1,215,217

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the aging of the recorded investment of loans at December 31, 2018 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans:
Owner occupied	$1,380	$637	$1,162	$3,179	$53,820	$56,999
Non-owner occupied	387	10	78	475	12,460	12,935
Multi-family mortgage:
Illinois	458	—	—	458	275,283	275,741
Other	—	—	—	—	340,470	340,470
Nonresidential real estate	—	270	—	270	149,271	149,541
Construction and land	—	—	—	—	169	169
Commercial loans:
Regional commercial banking	—	—	—	—	39,712	39,712
Health care	—	—	—	—	85,418	85,418
Direct commercial lessor	—	—	—	—	62,719	62,719
Commercial leases:
Investment rated commercial leases	505	—	—	505	166,713	167,218
Other commercial leases	—	—	—	—	133,958	133,958
Consumer	40	4	—	44	1,508	1,552
	$2,770	$921	$1,240	$4,931	$1,321,501	$1,326,432
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
The Company had $17,000 of TDRs at September 30, 2019 and December 31, 2018. No specific valuation reserves were allocated to those loans at September 30, 2019 and December 31, 2018. The Company had no outstanding commitments to borrowers whose loans were classified as TDRs at either date.
The following table presents loans classified as TDRs:

	September 30, 2019	December 31, 2018
One-to-four family residential real estate - nonaccrual	$17	$17
During the nine months ended September 30, 2019 and 2018, there were no loans modified and classified as TDRs. During the nine months ended September 30, 2019 and 2018, there were no TDR loans that subsequently defaulted within twelve months of their modification.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.
As of September 30, 2019, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans:
Owner occupied	$47,584	$401	$541	$799	$49,325
Non-owner occupied	11,230	30	36	136	11,432
Multi-family mortgage:
Illinois	257,690	—	211	—	257,901
Other	319,344	411	—	—	319,755
Nonresidential real estate	140,033	—	93	284	140,410
Construction and land	88	—	—	—	88
Commercial loans:
Regional commercial banking	28,094	—	—	—	28,094
Health care	74,767	595	—	—	75,362
Direct commercial lessor	60,390	—	—	—	60,390
Commercial leases:
Investment rated commercial leases	132,493	556	—	—	133,049
Other commercial leases	141,187	1,564	—	—	142,751
Consumer	2,045	4	3	—	2,052
	$1,214,945	$3,561	$884	$1,219	$1,220,609

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

As of December 31, 2018, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans
Owner occupied	$55,353	$495	$328	$993	$57,169
Non-owner occupied	12,911	—	37	254	13,202
Multi-family mortgage:
Illinois	279,021	—	216	—	279,237
Other	340,633	—	—	—	340,633
Nonresidential real estate	151,793	281	98	270	152,442
Construction and land	172	—	—	—	172
Commercial loans:
Regional commercial banking	34,764	4,810	—	—	39,574
Health care	85,001	—	342	—	85,343
Direct commercial lessor	62,489	—	—	—	62,489
Commercial leases:
Investment rated commercial leases	165,508	701	—	—	166,209
Other commercial leases	133,185	—	—	—	133,185
Consumer	1,529	3	7	—	1,539
	$1,322,359	$6,290	$1,028	$1,517	$1,331,194
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

	September 30, 2019			December 31, 2018
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$307	$(38)	$269	$875	$—	$875
Multi-family mortgage	—	—	—	276	—	276
Nonresidential real estate	—	—	—	74	—	74
Land	—	—	—	24	(23)	1
	$307	$(38)	$269	$1,249	$(23)	$1,226

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - OTHER REAL ESTATE OWNED (continued)

The following represents the roll forward of OREO and the composition of OREO properties:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$497	$1,187	$1,226	$2,351
New foreclosed properties	30	403	76	1,241
Valuation adjustments	(17)	(1)	(38)	(27)
Sales and payments	(241)	(604)	(995)	(2,580)
Ending balance	$269	$985	$269	$985
Activity in the valuation allowance is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$21	$44	$23	$305
Additions charged to expense	17	1	38	27
Reductions from sales of OREO	—	(22)	(23)	(309)
Ending balance	$38	$23	$38	$23
At September 30, 2019 and December 31, 2018, the balance of OREO included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At September 30, 2019 and December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $617,000 and $349,000, respectively.

NOTE 6 - LEASES
Effective January 1, 2019, the Company adopted FASB issued ASU No. 2016-02, “Leases (Topic 842).” Leases (Topic 842) establishes a right of use model that requires a lessee to record a right of use (“ROU”) asset and a lease liability for all leases with terms longer than 12 months. The Company is obligated under three non-cancellable operating lease agreements for two branch properties and its corporate office. The leases have varying terms, the longest of which will end in 2032. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised; therefore, they were not considered in the calculation of the ROU asset and lease liability.
The following table represents the classification of the Company's right of use and lease liabilities:

	Statement of Financial Condition Location	September 30, 2019
Operating Lease Right of Use Asset:
Gross carrying amount		$6,694
Accumulated amortization		(636)
Net book value	Other assets	$6,058

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$6,058

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 - LEASES (continued)

At September 30, 2019, the weighted-average remaining lease term for the operating leases was 9.2 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.16%. The Company utilized the FHLB fixed rate advance rate as of January 1, 2019 for the term most closely aligning with the remaining lease term.

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Lease cost:
Operating lease cost	$212	$636
Short-term lease cost	26	86
Sublease income	(17)	(32)
Total lease cost	$221	$690

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$225	$674
Future minimum payments under non-cancellable operating leases with terms longer than 12 months, are as follows at September 30, 2019:

Twelve months ended September 30,
2020	$901
2021	920
2022	953
2023	987
2024	582
Thereafter	2,849
Total future minimum operating lease payments	7,192
Amounts representing interest	(1,134)
Present value of net future minimum operating lease payments	$6,058
NOTE 7 - BORROWINGS
Securities sold under agreements to repurchase, included with borrowings on the consolidated balance sheet, are shown below.

	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
September 30, 2019
Repurchase agreements and repurchase-to-maturity transactions	$1,253	$—	$—	$—	$1,253
Gross amount of recognized liabilities for repurchase agreements in Consolidated Statements of Financial Condition					$1,253

December 31, 2018
Repurchase agreements and repurchase-to-maturity transactions	$1,049	$—	$—	$—	$1,049
Gross amount of recognized liabilities for repurchase agreements in Consolidated Statements of Financial Condition					$1,049

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - BORROWINGS (continued)

Securities sold under agreements to repurchase were secured by mortgage-backed securities with carrying amounts of $2.2 million and $2.7 million at September 30, 2019 and December 31, 2018, respectively. Because security values fluctuate due to market conditions, the Company has no control over the market value of securities sold under agreements to repurchase.  The Company is contractually obligated to promptly transfer additional securities to the counterparty if the market value of the securities falls below the repurchase price.
Also included in total borrowings were fixed-rate advances, due within a year, from the FHLB of $20.0 million at December 31, 2018. There were no outstanding FHLB borrowings at September 30, 2019.
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2019
Securities:
Certificates of deposit	$—	$52,996	$—	$52,996
Municipal securities	—	513	—	513
Mortgage-backed securities – residential	—	8,780	—	8,780
Collateralized mortgage obligations – residential	—	3,151	—	3,151
	$—	$65,440	$—	$65,440
December 31, 2018
Securities:
Certificates of deposit	$—	$73,507	$—	$73,507
Municipal securities	—	509	—	509
Mortgage-backed securities - residential	—	10,478	—	10,478
Collateralized mortgage obligations – residential	—	3,685	—	3,685
	$—	$88,179	$—	$88,179
The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2019
Other real estate owned - One-to-four family residential real estate	$—	$—	$193	$193

December 31, 2018
Impaired loans - Nonresidential real estate	$—	$—	$243	$243
Other real estate owned - Land	$—	$—	$1	$1
Other investments (1)	$—	$—	$3,427	$3,427
(1)    See Note 1 for additional disclosures resulting from Company's adoption of ASU 2016-01.
At September 30, 2019 there were no impaired loans that were measured for impairment using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances. At December 31, 2018 there was one nonresidential

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 8 - FAIR VALUE (continued)

impaired loan with a carrying value of $270,000 and a valuation allowance of $27,000 that was measured for impairment using the fair value of the collateral for collateral–dependent loans and which had a specific valuation allowance.
OREO carried at the lower of cost or fair value less costs to sell, had a carrying value of $231,000 less a valuation allowance of $38,000, or $193,000 at September 30, 2019, compared to a carrying value of $24,000 less a valuation allowance of $23,000, or $1,000 at December 31, 2018. There were $38,000 of valuation adjustments of OREO recorded for the nine months ended September 30, 2019, compared to $27,000 of valuation adjustments of OREO recorded for the nine months ended September 30, 2018.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
September 30, 2019
Other real estate owned - One-to-four family residential real estate	$193	Sales comparison	Discount applied to valuation	16.0%

December 31, 2018
Other real estate owned - Land	$1	Sales comparison	Discount applied to valuation	12.3%
The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at September 30, 2019 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$140,793	$13,074	$127,719	$—	$140,793
Securities	65,440	—	65,440	—	65,440
Loans receivable, net of allowance for loan losses	1,213,948	—	—	1,222,391	1,222,391
FHLB and FRB stock	7,490	—	—	—	N/A
Accrued interest receivable	4,763	—	294	4,469	4,763
Financial liabilities
Certificates of deposit	419,273	—	420,287	—	420,287
Borrowings	1,253	—	1,253	—	1,253

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Deposit service charges and fees	$983	$1,003	$2,887	$2,970
Loan servicing fees (1)	99	71	178	231
Mortgage brokerage and banking fees (1)	28	46	77	226
Gain (loss) on sale of equity securities (1)	—	—	295	(14)
Loss on disposal of other assets	—	—	(19)	—
Gain on sale of premises held-for-sale	—	—	—	93
Trust and insurance commissions and annuities income	198	207	627	670
Earnings on bank-owned life insurance (1)	37	35	105	146
Bank-owned life insurance death benefit (1)	—	—	—	1,389
Other (1)	129	208	374	492
Total noninterest income	$1,474	$1,570	$4,524	$6,203
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
Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees. Interchange income was $1.2 million and $1.1 million for the nine months ended September 30, 2019 and 2018. Interchange income was $395,000 and $382,000 for the three months ended September 30, 2019 and 2018.
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
Gains/losses on sales of OREO and other assets: The Company records a gain or loss from the sale of OREO and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. OREO sales for the nine months ended September 30, 2019 and 2018 were not financed by the Bank.

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

Overview
Total loans declined during the current quarter due to substantially increased prepayments within the multi-family mortgage loan portfolio and the scheduled amortization of investment rated leases in the commercial lease portfolio, partially offset by increases in commercial lending. Multi-family mortgage loans decreased by $42.2 million (6.8%) as we received $49.4 million in total loan payments due to project sales and cash-out refinances by other lenders. Commercial leases decreased by $13.3 million (4.6%), primarily due to the scheduled amortization of lower-yielding investment rated leases in excess of investment rated lease originations. Commercial loans increased by $10.1 million (6.6%) compared to June 30, 2019 due to new borrower originations and modestly increased line utilization. Residential and nonresidential real estate loan balances declined due to scheduled portfolio amortization and prepayments.
The Company’s asset quality remained favorable. The ratio of nonperforming loans to total loans was 0.12% and the ratio of nonperforming assets to total assets was 0.11% at September 30, 2019.
Total deposits declined by $41.4 million (3.1%) from June 30, 2019 to September 30, 2019 due in part to seasonal factors with respect to retail and commercial checking accounts. We reduced our marketing for retail certificates of deposit due to higher liquidity and to better manage our cost of funds. Retail money market deposit accounts declined by $9.9 million (4.0%), primarily due to seasonal fluctuations in public funds accounts and internal transfers to other deposit or trust products. Total wholesale deposits and borrowings declined by $13.4 million (15.0%) during the third quarter of 2019 as we utilized excess liquidity to pay off maturing wholesale deposits and borrowings.
The average yield on our loan and lease portfolio for the quarter ended September 30, 2019 was 4.92%, compared to an average loan and lease portfolio yield of 4.76% for the quarter ended June 30, 2019. The average cost of retail and commercial deposits stabilized at 1.13% for the quarter ended September 30, 2019. The average cost of wholesale deposits and borrowings increased to 2.48% for the quarter ended September 30, 2019, compared to an average cost of 2.39% for the quarter ended June 30, 2019. Our net interest margin increased to 3.67% for the quarter ended September 30, 2019, compared to 3.60% for the quarter ended June 30, 2019; however, the rate of decline in asset market yields in excess of liability market yields, and the acceleration of loan prepayments will likely result in some compression of net interest margin.
Our net interest income before provision for (recovery of) loan losses for the quarter ended September 30, 2019 at $13.2 million was stable compared to the previous quarter; however, the combination of the decline in portfolio balances and market yields will likely reduce net interest income for the remainder of 2019. Noninterest expense was $9.5 million, as increases in loan marketing and in cybersecurity prevention expenses slightly offset continued improvements in operating efficiency.
The Company’s capital position remained strong with a Tier 1 leverage ratio of 11.43%. During 2019, we repurchased 1,107,550 common shares, which represented 6.7% of the common shares outstanding at December 31, 2018.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	September 30, 2019	December 31, 2018	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,491,982	$1,585,325	$(93,343)
Loans, net	1,213,948	1,323,793	(109,845)
Securities, at fair value	65,440	88,179	(22,739)
Other real estate owned, net	269	1,226	(957)
Deposits	1,288,825	1,352,484	(63,659)
Borrowings	1,253	21,049	(19,796)
Equity	173,867	187,150	(13,283)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(In thousands)
Selected Operating Data:
Interest income	$16,628	$15,373	$1,255	$49,676	$45,141	$4,535
Interest expense	3,386	2,408	978	10,112	6,174	3,938
Net interest income	13,242	12,965	277	39,564	38,967	597
Provision for (recovery of) loan losses	(134)	(23)	(111)	3,736	(258)	3,994
Net interest income after provision for (recovery of) loan losses	13,376	12,988	388	35,828	39,225	(3,397)
Noninterest income	1,474	1,570	(96)	4,524	6,203	(1,679)
Noninterest expense	9,509	9,425	84	29,079	29,599	(520)
Income before income tax expense	5,341	5,133	208	11,273	15,829	(4,556)
Income tax expense	1,417	1,396	21	2,991	3,903	(912)
Net income	$3,924	$3,737	$187	$8,282	$11,926	$(3,644)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	1.05%	0.97%	0.72%	1.02%
Return on equity (ratio of net income to average equity) (1)	9.04	7.68	6.20	8.06
Average equity to average assets	11.59	12.64	11.68	12.62
Net interest rate spread (1) (2)	3.38	3.30	3.34	3.32
Net interest margin (1) (3)	3.67	3.51	3.63	3.51
Efficiency ratio (4)	64.62	64.84	65.96	65.53
Noninterest expense to average total assets (1)	2.54	2.45	2.54	2.53
Average interest-earning assets to average interest-bearing liabilities	131.18	133.23	131.57	133.12
Dividends declared per share	$0.10	$0.10	$0.30	$0.27
Dividend payout ratio	39.18%	46.65%	57.12%	39.94%

	At September 30, 2019	At December 31, 2018
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.11%	0.17%
Nonperforming loans to total loans	0.12	0.11
Allowance for loan losses to nonperforming loans	527.25	560.93
Allowance for loan losses to total loans	0.62	0.64
Capital Ratios:
Equity to total assets at end of period	11.65%	11.81%
Tier 1 leverage ratio (Bank only)	10.90%	11.03%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	223	236

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.
Comparison of Financial Condition at September 30, 2019 and December 31, 2018
Total assets decreased $93.3 million, or 5.9%, to $1.492 billion at September 30, 2019, from $1.585 billion at December 31, 2018. The decrease in total assets was primarily due to a decrease in loans receivable and securities, which was partially offset by an increase in cash and cash equivalents. Loans decreased $109.8 million, or 8.3%, to $1.214 billion at September 30, 2019, from $1.324 billion at December 31, 2018. Securities decreased $22.7 million, or 25.8%, to $65.4 million at September 30, 2019, from $88.2 million at December 31, 2018. Cash and cash equivalents increased $42.6 million, or 43.4%, to $140.8 million at September 30, 2019, from $98.2 million at December 31, 2018.
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, construction and land loans, and commercial leases), which together totaled 94.9% of gross loans at September 30, 2019. During the nine months ended September 30, 2019, multi-family loans decreased by $42.2 million, or 6.8%; commercial loans decreased by $23.6 million, or 12.6%; commercial leases decreased $23.6 million, or 7.9%; and nonresidential real estate loans decreased $12.0 million, or 7.9%. The decrease in multi-family loans was primarily due to a significant amount of loan prepayments. The loan prepayments generated $452,000 of prepayment penalty income for the nine months ended September 30, 2019, compared to $220,000 of prepayment income for the same period in 2018.
Our primary lending area consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area and engage in certain types of commercial lending and leasing activities on a nationwide basis. At September 30, 2019, $252.1 million, or 43.6%, of our multi-family mortgage loans were in the Metropolitan Statistical Area for Chicago, Illinois; $63.2 million, or 10.9%, were in the Metropolitan Statistical Area for Dallas, Texas; $56.8 million, or 9.8%, were in the Metropolitan Statistical Area for Denver, Colorado; $33.3 million, or 5.8%, were in the Metropolitan Statistical Area for Tampa, Florida; $28.6 million, or 4.9%, were in the Metropolitan Statistical Area for Greenville-Spartanburg, South Carolina; $22.4 million, or 3.9%, were in the Metropolitan Statistical Area for San Antonio, Texas; and $19.7 million, or 3.4%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota. This information reflects the location of the collateral and does not necessarily reflect the location of the borrower.
Total liabilities decreased $80.1 million, or 5.7%, to $1.318 billion at September 30, 2019, from $1.398 billion at December 31, 2018, primarily due to decreases in total deposits and borrowings. Total deposits decreased $63.7 million, or 4.7%, to $1.289 billion at September 30, 2019, from $1.352 billion at December 31, 2018. Retail certificates of deposit increased $12.3 million, or 3.7%, to $344.3 million at September 30, 2019, from $332.1 million at December 31, 2018. Wholesale certificates of deposit decreased $31.3 million, or 29.5%, to $74.9 million at September 30, 2019, from $106.3 million at December 31, 2018. Money market accounts decreased $18.9 million, or 7.4%, to $237.0 million at September 30, 2019, from $256.0 million at December 31, 2018. Interest-bearing NOW accounts decreased $1.1 million, or 0.4%, to $274.8 million at September 30, 2019, from $275.8 million at December 31, 2018. Noninterest-bearing demand deposits decreased $21.7 million, or 9.4%, to $208.3 million at September 30, 2019, from $230.0 million at December 31, 2018 and savings accounts decreased $2.9 million, or 1.9%, to $149.4 million at September 30, 2019, from $152.3 million at December 31, 2018. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 67.5% of total deposits at September 30, 2019, compared to 67.6% at December 31, 2018.
Total stockholders’ equity was $173.9 million at September 30, 2019, compared to $187.2 million at December 31, 2018. The decrease in total stockholders’ equity was primarily due to our repurchase of 1,107,550 shares of our common stock during the nine months ended September 30, 2019 at a total cost of $16.8 million and our declaration and payment of cash dividends totaling $4.7 million during the same period. These reductions in total stockholders’ equity were partially offset by the net income of $8.3 million that the Company recorded for the nine months ended September 30, 2019.
Operating Results for the Three Months Ended September 30, 2019 and 2018
Net Income. Net income was $3.9 million for the three months ended September 30, 2019, compared to $3.7 million for the three months ended September 30, 2018. Earnings per basic and fully diluted share of common stock were $0.26 for the three months ended September 30, 2019, compared to $0.22 for the three months ended September 30, 2018.
Net Interest Income. Net interest income was $13.2 million for the three months ended September 30, 2019, compared to $13.0 million for the three months ended September 30, 2018. The increase in net interest income reflected a $1.3 million, or 8.2%, increase in interest income, including $293,000 in loan prepayment penalties, primarily on multi-family and nonresidential loans. This increase in interest income was partially offset by a $1.0 million increase in interest expense.
The increase in interest income was due in substantial part to an increase in the average yield on interest-earning assets, which was partially offset by an increase in the cost of interest-bearing liabilities and a decrease in total average interest-earning assets. The yield on interest-earning assets increased 44 basis points to 4.61% for the three months ended September 30, 2019, from 4.17% for the three months ended September 30, 2018. The cost of interest-bearing liabilities increased 36 basis points to 1.23% for the three months ended September 30, 2019, from 0.87% for the same period in 2018. Total average interest-earning assets decreased $32.6 million, or 2.2%, to $1.431 billion for the three months ended September 30, 2019, from $1.463 billion for the same period in 2018. Our net interest rate spread increased by eight basis point to 3.38% for the three months ended September 30, 2019, from 3.30% for the same period in 2018. Our net interest margin increased by 16 basis points to 3.67% for the three months ended September 30, 2019, from 3.51% for the same period in 2018.

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

	For the Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,239,774	$15,371	4.92%	$1,274,788	$14,248	4.43%
Securities	78,221	508	2.58	113,234	627	2.20
Stock in FHLB and FRB	7,490	86	4.56	8,125	112	5.47
Other	105,345	663	2.50	67,257	386	2.28
Total interest-earning assets	1,430,830	16,628	4.61	1,463,404	15,373	4.17
Noninterest-earning assets	67,550			77,118
Total assets	$1,498,380			$1,540,522
Interest-bearing liabilities:
Savings deposits	$151,523	115	0.30	$156,502	71	0.18
Money market accounts	241,180	562	0.92	271,401	515	0.75
NOW accounts	268,742	301	0.44	277,342	233	0.33
Certificates of deposit	428,151	2,407	2.23	354,684	1,459	1.63
Total deposits	1,089,596	3,385	1.23	1,059,929	2,278	0.85
Borrowings	1,170	1	0.34	38,495	130	1.34
Total interest-bearing liabilities	1,090,766	3,386	1.23	1,098,424	2,408	0.87
Noninterest-bearing deposits	208,279			225,583
Noninterest-bearing liabilities	25,637			21,770
Total liabilities	1,324,682			1,345,777
Equity	173,698			194,745
Total liabilities and equity	$1,498,380			$1,540,522
Net interest income		$13,242			$12,965
Net interest rate spread (2)			3.38%			3.30%
Net interest-earning assets (3)	$340,064			$364,980
Net interest margin (4)			3.67%			3.51%
Ratio of interest-earning assets to interest-bearing liabilities	131.18%			133.23%

(1)	Annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
We recorded a recovery of loan losses of $134,000 for the three months ended September 30, 2019, compared to a recovery of $23,000 for the same period in 2018. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses that is attributable to loans collectively evaluated for impairment decreased $221,000, or 2.8%, to $7.6 million at September 30, 2019 from June 30, 2019. There were no reserves established for loans individually evaluated for impairment for the three months ended September 30, 2019 and 2018. Net charge-offs were $87,000 for the three months ended September 30, 2019, compared to net charge-offs of $53,000 for the three months ended September 30, 2018.
The allowance for loan losses as a percentage of nonperforming loans was 527.25% at September 30, 2019, compared to 260.54% at June 30, 2019 and 560.93% at December 31, 2018.
Noninterest Income

	Three Months Ended September 30,
	2019	2018	Change
	(Dollars in thousands)
Deposit service charges and fees	$983	$1,003	$(20)
Loan servicing fees	99	71	28
Mortgage brokerage and banking fees	28	46	(18)
Trust and insurance commissions and annuities income	198	207	(9)
Earnings on bank owned life insurance	37	35	2
Other	129	208	(79)
Total noninterest income	$1,474	$1,570	$(96)
Noninterest income decreased $96,000, or 6.1%, for the three months ended September 30, 2019 to $1.5 million, compared to $1.6 million for the same period in 2018. Deposit service charges decreased $20,000 and loan servicing fees increased $28,000 for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Earnings on bank owned life insurance increased by $2,000, or 5.7%, to $37,000 for the three months ended September 30, 2019. Other income decreased $79,000, or 38.0%, to $129,000 for the three months ended September 30, 2019, compared to $208,000 for the three months ended September 30, 2018.

Noninterest Expense

	Three Months Ended September 30,
	2019	2018	Change
	(Dollars in thousands)
Compensation and benefits	$5,218	$5,120	$98
Office occupancy and equipment	1,877	1,629	248
Advertising and public relations	182	194	(12)
Information technology	716	717	(1)
Supplies, telephone and postage	310	341	(31)
Amortization of intangibles	13	20	(7)
Nonperforming asset management	17	60	(43)
Loss on sale of other real estate owned	(21)	(12)	(9)
Valuation adjustments of other real estate owned	17	1	16
Operations of other real estate owned, net	23	70	(47)
FDIC insurance premiums	(127)	115	(242)
Other	1,284	1,170	114
Total noninterest expense	$9,509	$9,425	$84
Noninterest expense increased by $84,000, or 0.9%, to $9.5 million for the three months ended September 30, 2019, from $9.4 million for the same period in 2018. The increase in noninterest expense was due in substantial part to increases in compensation and benefits, office occupancy and equipment and other expenses, offset by a decrease in the FDIC insurance premiums. Compensation and benefits expense increased $98,000, or 1.9%, partially due to lower loan originations, therefore lower amounts of compensation deferred, offset by a decrease in full-time equivalent employees to 223 at September 30, 2019 from 245 one year ago. Office occupancy and equipment expense increased $248,000, or 15.2%, to $1.9 million for the three months ended September 30, 2019, from $1.6 million for the same period in 2018, due in substantial part to a $221,000 increase in real estate taxes and $98,000 of cybersecurity prevention expenses. Other expenses increased $114,000, or 9.7% , to $1.3 million for the three months ended September 30, 2019, from $1.2 million for the same period in 2018, due in substantial part to cybersecurity prevention consulting expenses. FDIC insurance premiums decreased $242,000, or 210.4%, to $(127,000) for the three months ended September 30, 2019, compared to $115,000 for the same period in 2018, due to the receipt of the FDIC's small bank assessment credit in 2019.
Income Taxes
We recorded income tax expense of $1.4 million for both the three months ended September 30, 2019 and September 30, 2018. Our combined state and federal effective tax rate for the three months ended September 30, 2019 was 26.5% versus an effective tax rate of 27.2% for the three months ended September 30, 2018.
Operating Results for the Nine Months Ended September 30, 2019 and 2018
Net Income. We had net income of $8.3 million for the nine months ended September 30, 2019, compared to $11.9 million for the nine months ended September 30, 2018. Earnings per basic and fully diluted share of common stock were $0.53 for the nine months ended September 30, 2019, compared to $0.68 per basic and fully diluted share for the same period in 2018.
Net Interest Income. Net interest income was $39.6 million for the nine months ended September 30, 2019, compared to $39.0 million for the same period in 2018. The increase in net interest income reflected a $4.5 million, or 10.0%, increase in interest income, including $485,000 in loan prepayment penalties primarily on multi-family and nonresidential loans. This increase in interest income was partially offset by a $3.9 million increase in interest expense.
The increase in net interest income was primarily attributable to an increase in the average yield on interest-earning assets, which was partially offset by an increase in the cost of interest-bearing liabilities and a decrease in total average interest-earning assets. The yield on interest-earning assets increased 50 basis points, or 12.3%, to 4.56% for the nine months ended September 30, 2019, from 4.06% for the nine months ended September 30, 2018. The cost of interest-bearing liabilities increased 48 basis points to 1.22% for the nine months ended September 30, 2019, from 0.74% for the same period in 2018. Total average interest-earning assets decreased $29.4 million, or 1.98%, to $1.456 billion for the nine months ended September 30, 2019, from $1.485 billion for the same period in 2018. Our net interest rate spread increased two basis point to 3.34% for the nine months ended September 30, 2019, from 3.32% for the same period in 2018. Our net interest margin increased by 12 basis points to 3.63% for the nine months ended September 30, 2019, from 3.51% for the same period in 2018.
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

	For the Nine Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,280,333	$46,112	4.82%	$1,286,766	$42,045	4.37%
Securities	85,148	1,712	2.69	108,216	1,637	2.02
Stock in FHLB and FRB	7,713	278	4.82	8,275	328	5.30
Other	82,425	1,574	2.55	81,728	1,131	1.85
Total interest-earning assets	1,455,619	49,676	4.56	1,484,985	45,141	4.06
Noninterest-earning assets	68,565			77,612
Total assets	$1,524,184			$1,562,597
Interest-bearing liabilities:
Savings deposits	$153,261	346	0.30	$158,648	172	0.14
Money market accounts	246,879	1,703	0.92	283,728	1,329	0.63
NOW accounts	268,708	903	0.45	280,242	561	0.27
Certificates of deposit	431,965	7,071	2.19	339,274	3,570	1.41
Total deposits	1,100,813	10,023	1.22	1,061,892	5,632	0.71
Borrowings	5,501	89	2.16	53,649	542	1.35
Total interest-bearing liabilities	1,106,314	10,112	1.22	1,115,541	6,174	0.74
Noninterest-bearing deposits	214,512			226,759
Noninterest-bearing liabilities	25,364			23,073
Total liabilities	1,346,190			1,365,373
Equity	177,994			197,224
Total liabilities and equity	$1,524,184			$1,562,597
Net interest income		$39,564			$38,967
Net interest rate spread (2)			3.34%			3.32%
Net interest-earning assets (3)	$349,305			$369,444
Net interest margin (4)			3.63%			3.51%
Ratio of interest-earning assets to interest-bearing liabilities	131.57%			133.12%

(1)	Annualized

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses
We recorded a provision for loan losses of $3.7 million for the nine months ended September 30, 2019, compared to a recovery of loan losses of $258,000 for the same period in 2018. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $840,000, or 9.9%, to $7.6 million at September 30, 2019, from $8.4 million at December 31, 2018. There were no reserves established for loans individually evaluated for impairment for the nine months ended September 30, 2019 and 2018. Net charge-offs were $4.6 million for the nine months ended September 30, 2019, compared to $5,000 for the same period in 2018.
The increase in net charge-offs and a related $4.0 million provision for loan losses were primarily due to a $4.4 million loss recorded on the sale of a Chicago commercial credit exposure that experienced an unexpected deterioration in the second quarter of 2019. The sold loans were originated in 2016 to two affiliated wholesale fuel distributors.  The loans were secured by accounts receivable and supplemental real estate collateral and were personally guaranteed by the borrowers’ principals.  In the second quarter of 2019, we learned that one of the borrowers failed to make excise tax payments in violation of its agreements with the State of Illinois, that a tax performance bond that was a condition to the borrower’s continued ability to operate as a wholesale fuel distributor in the State of Illinois would not be renewed by the borrower’s insurer, and that the borrower had apparently altered its collection procedures and cash management practices in ways that appeared to make it necessary for us to institute litigation to gain control of and collect the proceeds of the accounts receivable collateral.  We evaluated these and other factors, including the risks to the borrower’s ability to continue to operate as a going concern, and concluded that a sale of the loans at a discount was a superior alternative to initiating potentially costly and protracted litigation, the outcome of which could not be predicted with reasonable certainty.
The allowance for loan losses as a percentage of nonperforming loans was 527.25% at September 30, 2019, compared to 560.93% at December 31, 2018.
Noninterest Income

	Nine Months Ended September 30,
	2019	2018	Change
	(Dollars in thousands)
Deposit service charges and fees	2,887	2,970	$(83)
Loan servicing fees	178	231	(53)
Mortgage brokerage and banking fees	77	226	(149)
Gain (loss) on sale of equity securities	295	(14)	309
Gain on sale of premises held-for-sale	—	93	(93)
Loss on disposal of other assets	(19)	—	(19)
Trust and insurance commissions and annuities income	627	670	(43)
Earnings on bank owned life insurance	105	146	(41)
Bank-owned life insurance death benefit	—	1,389	(1,389)
Other	374	492	(118)
Total noninterest income	$4,524	$6,203	$(1,679)
Noninterest income decreased by $1.7 million, or 27.1%, to $4.5 million for the nine months ended September 30, 2019, from $6.2 million for the nine months ended September 30, 2018. In the second quarter of 2018, we recorded income from a death benefit on a bank-owned life insurance policy in the amount of $1.4 million as a result of the death of a retired Bank executive, and also recorded a $93,000 gain on the sale of our office building in Burr Ridge, Illinois. Deposit service charges and fees and loan servicing fees decreased $83,000 and $53,000, respectively for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. We recorded $12,000 in commercial mortgage brokerage fees for the nine months ended September 30, 2019 as compensation for commercial loans that we placed with other institutions, compared to $138,000 for the same period in 2018. Residential mortgage banking fees decreased $23,000 to $65,000 for the nine months ended September 30, 2019. The decrease was due to the Bank's discontinuation of residential loan originations. Trust and insurance commissions and annuities income declined by $43,000, or 6.4%, to $627,000 for the nine months ended September 30, 2019, due to lower sales of annuity products and property and casualty insurance, related in part to the consolidation of our Wealth Management Department into our Trust Department.

Noninterest Expense

	Nine Months Ended September 30,
	2019	2018	Change
	(Dollars in thousands)
Compensation and benefits	$16,128	$16,232	$(104)
Office occupancy and equipment	5,343	5,022	321
Advertising and public relations	488	611	(123)
Information technology	2,144	2,066	78
Supplies, telephone and postage	1,028	1,070	(42)
Amortization of intangibles	47	163	(116)
Nonperforming asset management	129	313	(184)
(Gain) loss on sale other real estate owned	(112)	56	(168)
Valuation adjustments of other real estate owned	38	27	11
Operations of other real estate owned, net	96	272	(176)
FDIC insurance premiums	127	338	(211)
Other	3,623	3,429	194
Total noninterest expense	$29,079	$29,599	$(520)
Noninterest expense decreased by $520,000, or 1.8%, to $29.1 million for the nine months ended September 30, 2019, from $29.6 million for the same period in 2018. The decrease in noninterest expense is due in substantial part to decreases in nonperforming asset management and FDIC insurance premiums, offset by increases in office occupancy and equipment and other expenses. Compensation and benefits expense decreased $104,000, or 0.6%, partially due to a decrease in full-time equivalent employees to 223 at September 30, 2019 from 245 one year ago. Office occupancy and equipment expense increased $321,000, or 6.4%, to $5.3 million for the nine months ended September 30, 2019, from $5.0 million for the same period in 2018, due in substantial part to a $77,000 increase in real estate taxes for Bank properties and an increase of $138,000 of snow removal expenses in 2019, as well as cybersecurity prevention expenses. Other expenses increased $194,000, or 5.7% , to $3.6 million for the nine months ended September 30, 2019, from $3.4 million for the same period in 2018 due in substantial part to increased recruiting expenses and cybersecurity prevention consulting expenses. FDIC insurance premiums decreased $211,000, or 62.4%, to $127,000 for the nine months ended September 30, 2019, compared to $338,000 for the same period in 2018, due to the receipt of the FDIC's small bank assessment credit in 2019.
Income Taxes
For the nine months ended September 30, 2019, we recorded $3.0 million of income tax expense, compared to $3.9 million for the nine months ended September 30, 2018. Our effective tax rate for the nine months ended September 30, 2019 was 26.5%, compared to 24.7% for the same period in 2018.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At September 30, 2019, we had no loans in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is,” “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of September 30, 2019, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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
Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	September 30, 2019	June 30, 2019	December 31, 2018	Quarter Change	Nine-Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$1,160	$923	$1,240	$237	$(80)
Nonresidential real estate	282	2,080	270	(1,798)	12
	1,442	3,003	1,510	(1,561)	(68)
Other real estate owned:
One-to-four family residential	269	497	875	(228)	(606)
Multi-family mortgage	—	—	276	—	(276)
Nonresidential real estate	—	—	74	—	(74)
Land	—	—	1	—	(1)
	269	497	1,226	(228)	(957)
Total nonperforming assets	$1,711	$3,500	$2,736	$(1,789)	$(1,025)
Ratios:
Nonperforming loans to total loans	0.12%	0.24%	0.11%
Nonperforming assets to total assets	0.11	0.23	0.17

Nonperforming Assets
Nonperforming assets decreased $1.0 million to $1.7 million at September 30, 2019, from $2.7 million at December 31, 2018. Two residential loans with a book balance of $76,000 were transferred from nonaccrual loans to OREO during the nine months ended September 30, 2019. We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had no FHLB advances outstanding at September 30, 2019 and $20.0 million at December 31, 2018.
BankFinancial Corporation is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its shareholders and to repurchase shares of its common stock, and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank's ability to pay dividends to the Company is subject to regulatory limitations. At September 30, 2019, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $5.7 million.
As of September 30, 2019, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity. As of September 30, 2019, we had no other material commitments for capital expenditures.
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
In addition, as a result of the legislation, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%, and have established 9% as the minimum capital level, effective March 31, 2020. A financial institution can elect to be subject to this new definition.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2019 and December 31, 2018, the OCC categorized the Bank as well–capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s well–capitalized status.
The minimum capital ratios set forth in the Regulatory Capital Plans will be increased or decreased and other minimum capital requirements will be established or revised as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the Capital Conservation Buffer ("CCB"). The minimum CCB at September 30, 2019 is 2.5%. In addition, the Company intends to continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose. As of September 30, 2019, the Bank and the Company were well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.
Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2019
Total capital (to risk-weighted assets)	$170,537	15.46%	$88,267	8.00%	$110,334	10.00%
Tier 1 (core) capital (to risk-weighted assets):	162,818	14.76	66,200	6.00	88,267	8.00
Common Tier 1 (CET1)	162,818	14.76	49,650	4.50	71,717	6.50
Tier 1 (core) capital (to adjusted average total assets):	162,818	10.90	59,775	4.00	74,719	5.00

December 31, 2018
Total capital (to risk-weighted assets)	$178,664	15.30%	$93,430	8.00%	$116,787	10.00%
Tier 1 (core) capital (to risk-weighted assets)	170,194	14.57	70,072	6.00	93,430	8.00
Common Tier 1 (CET1)	170,194	14.57	52,554	4.50	75,912	6.50
Tier 1 (core) capital (to adjusted average total assets):	170,194	11.03	61,721	4.00	77,151	5.00
Quarterly Cash Dividends. The Company declared cash dividends of $0.30 and $0.27 per share for the nine months ended September 30, 2019 and September 30, 2018, respectively.
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
Quantitative Analysis. The following table sets forth, as of September 30, 2019, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(16,382)	(7.78)%	$2,829	5.69%
+300	(8,200)	(3.89)	2,441	4.91
+200	(2,981)	(1.42)	1,865	3.75
+100	(606)	(0.29)	1,106	2.22
0
-100	(3,307)	(1.57)	(1,670)	(3.36)
The table set forth above indicates that at September 30, 2019, in the event of an immediate 100 basis point decrease in interest rates, the Bank would be expected to experience a 1.57% decrease in NPV and a $1.7 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 1.42% decrease in NPV and a $1.9 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended September 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There were no purchases of our common stock made by, or, on behalf of us, during the third quarter of 2019. As of September 30, 2019, the Company had repurchased 5,172,292 shares of its common stock out of the 5,810,755 shares of common stock authorized under the current share repurchase authorization approved on March 30, 2015. Pursuant to the share repurchase authorization, as of September 30, 2019, there are 638,463 shares of common stock authorized for repurchase through March 31, 2020.

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
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	October 30, 2019	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer