Form 10-K
period 2019-12-31
BankFinancial CORP
filed 2020-03-05
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on June 30, 2019, determined using a per share closing price on that date of $13.99, as quoted on The Nasdaq Global Select Market, was $200.6 million.
At March 3, 2020, there were 15,206,787 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2020 Annual Meeting of Stockholders (Part III)

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
Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) less than anticipated loan growth due to intense competition for loans and leases, particularly in terms of pricing and credit underwriting; (ii) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (iii) interest rate movements and their impact on the economy, customer behavior and our net interest margin; (iv) adverse economic conditions in general or specific events such as a pandemic or terrorism, and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (v) declines in real estate values that adversely impact the value of our loan collateral, other real estate owned ("OREO"), asset dispositions and the level of borrower equity in their investments; (vi) borrowers that experience legal or financial difficulties that we do not currently foresee; (vii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (viii) changes, disruptions or illiquidity in national or global financial markets; (ix) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (x) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (xii) legislative or regulatory changes that have an adverse impact on our products, services, operations and operating expenses; (xiii) higher federal deposit insurance premiums; (xiv) higher than expected overhead, infrastructure and compliance costs; (xv) changes in accounting principles, policies or guidelines; (xvi) the effects of any federal government shutdown; and (xvii) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions.
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

BankFinancial, National Association
The Bank is a full-service, national bank principally engaged in the business of commercial, family and personal banking. The Bank offers our customers a broad range of loan, deposit, trust and other financial products and services through 19 full-service Illinois based banking offices located in Cook, DuPage, Lake and Will Counties, and through our Internet Branch, www.bankfinancial.com.
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
The Bank’s primary lending area consists of the counties where our branch offices are located, and contiguous counties in the State of Illinois. In 2019, we derived the most significant portion of our revenues from these geographic areas. However, we also engage in multi-family lending activities in selected Metropolitan Statistical Areas outside our primary lending area and engage in healthcare lending and commercial equipment finance activities on a nationwide basis.
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
Lending Activities
Our loan portfolio consists primarily of multi-family real estate, nonresidential real estate, construction and land loans, commercial loans and commercial leases, which represented $1.117 billion, or 95.1%, of our gross loan portfolio of $1.175 billion at December 31, 2019. At December 31, 2019, $563.8 million, or 48.0%, of our loan portfolio consisted of multi-family mortgage loans; $134.7 million, or 11.5%, of our loan portfolio consisted of nonresidential real estate loans; $145.7 million, or 12.4%, of our loan portfolio consisted of commercial loans; and $272.6 million, or 23.2%, of our loan portfolio consisted of commercial leases. $55.8 million, or 4.7%, of our loan portfolio consisted of one-to-four family residential mortgage loans, of which $10.8 million, or 0.9%, were loans to investors secured by non-owner occupied residential properties, including home equity loans and lines of credit.
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
At December 31, 2019, our deposits totaled $1.285 billion. Interest-bearing deposits totaled $1.074 billion, or 83.6% of total deposits, and noninterest-bearing demand deposits totaled $210.8 million, or 16.4% of total deposits. Savings, money market and NOW account deposits totaled $672.0 million, or 52.3% of total deposits, and certificates of deposit totaled $402.0 million, or 31.3% of total deposits, of which $335.9 million had maturities of one year or less.
Related Products and Services
The Bank provides trust and financial planning services through our Trust Department. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc. (“Financial Assurance”), sells property and casualty insurance and other insurance products on an agency basis. For the year ended December 31, 2019, Financial Assurance recorded a net loss of $89,000. At December 31, 2019, Financial Assurance had two full-time employees. The Bank’s other wholly-owned subsidiary, BFIN Asset Recovery Company, LLC (formerly BF Asset Recovery Corporation), holds title to and sells certain Bank-owned real estate acquired through foreclosure and collection actions, and recorded a net loss of $120,000 for the year ended December 31, 2019.

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
Employees
At December 31, 2019, the Bank had 198 full-time employees and 44 part-time employees. The employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.
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
The Company is a bank holding company within the meaning of federal law. As such, it is subject to supervision and examination by the FRB. The Company was previously a savings and loan holding company but became a bank holding company in connection with the Bank’s conversion to a national bank charter in 2016.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was fully implemented at 2.5% on January 1, 2019.
At December 31, 2019, the Bank’s capital exceeded all applicable regulatory requirements, the Bank was considered well-capitalized and it had an appropriate capital conservation buffer.
The Company and the Bank each have adopted Regulatory Capital Plans that provide that the Bank will maintain a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5%. The capital ratios set forth in the Regulatory Capital Plans will be adjusted if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established capital levels. In addition, in accordance with its Regulatory Capital Plan, the Company expects it will continue to maintain its ability to serve as a source of financial strength to the Bank by holding at least $5.0 million of cash or liquid assets for that purpose.
Legislation enacted in May 2018 required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets. The OCC has adopted a final rule that established 9% as the community bank leverage ratio, effective March 31,

2020. Institutions with capital meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements.
Loans-to-One-Borrower. A national bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2019, the Bank was in compliance with the loans-to-one-borrower limitations.
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
The regulations provide that a capital restoration plan must be filed with the OCC within 45 days of the date a national bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5.0% of the bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Various restrictions, including as to growth and capital distributions, also apply to “undercapitalized” institutions. If an “undercapitalized” institution fails to submit an acceptable capital plan, it is treated as “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more additional restrictions including, but not limited to, an order by the OCC to sell sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cease receipt of deposits from correspondent banks or dismiss officers or directors and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive.
At December 31, 2019, the Bank met the criteria for being considered “well-capitalized.” The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital requirement provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.
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
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. The FDIC indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets are receiving credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.
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
Federal Reserve System. The Bank is a member of the Federal Reserve System, which consists of 12 regional Federal Reserve Banks. As a member of the Federal Reserve System, the Bank is required to acquire and hold shares of capital stock in its regional Federal Reserve Bank, the Federal Reserve Bank of Chicago, in specified amounts. The Bank is also required to maintain noninterest-earning reserves against its transaction accounts, such as negotiable order of withdrawal and regular checking accounts. The balances maintained to meet the reserve requirements may be used to satisfy liquidity requirements imposed by the OCC’s regulations. As of December 31, 2019, the Bank was in compliance with all of these requirements. The FRB also provides a backup source of funding to depository institutions through the regional Federal Reserve Banks pursuant to section 10B of the Federal Reserve Act and Regulation A. In general, eligible depository institutions have access to three types of discount window credit-primary credit, secondary credit, and seasonal credit. All discount window loans must be collateralized to the satisfaction of the lending regional Federal Reserve Bank.
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in specified amounts. As of December 31, 2019, the Bank was in compliance with this requirement.
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
Source of Strength Doctrine. The “source of strength doctrine” requires bank holding companies to provide assistance to their subsidiary depository institutions in the event the subsidiary depository institution experiences financial difficulty. The FRB has issued regulations requiring that all bank holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions. In that regard, the Company has made certain commitments in a Regulatory Capital Plan, as described earlier under "Federal Bank Regulation: Capital Requirements".
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
We are required to transition from the use of the LIBOR interest rate index.
We have certain loans indexed to LIBOR to calculate the loan interest rate. The LIBOR index will be discontinued December 31, 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. Additionally, since alternative rates are calculated differently, the transition may change our market risk profile, requiring changes to risk and pricing models.
Our commercial real estate loans constitute a concentration of credit and thus are subject to enhanced regulatory scrutiny and require us to utilize enhanced risk management techniques
A substantial portion of our loan portfolio is secured by real estate. Our commercial real estate loan portfolio generally consists of multi-family mortgage loans originated in selected geographic markets and nonresidential real estate loans originated in the Chicago market. At December 31, 2019, our loan portfolio included $563.8 million in multi-family mortgage loans, or 48.0% of total loans, and $105.1 million in non-owner occupied nonresidential real estate loans, or 8.9% of total loans. These commercial real estate loans represented 393.3% of the Bank’s $170.2 million total risk-based capital at December 31, 2019, and thus are considered a concentration of credit for regulatory purposes. Concentrations of credit are pools of loans whose collective performance has the potential to affect a bank negatively even if each individual transaction within the pool is soundly underwritten. When loans in a pool are sensitive to the same economic, financial, or business development, that sensitivity, if triggered, could cause the sum of the transactions to perform as if it were a single, large exposure. As such, concentrations of credit add a dimension of risk that compounds the risk inherent in individual loans.
The OCC expects banks to implement board-approved policies and procedures to identify, measure, monitor, and control concentration risks, taking into account the potential impact on earnings and capital under stressed market conditions, economic downturns, and periods of general market illiquidity as well as normal market conditions. Enhanced risk management is required for commercial real estate concentrations exceeding 300% of total risk-based capital. The Bank has established board-approved policies and procedures to identify, measure, monitor, control and stress test its concentrations of credit. The Bank has taken other specific steps to mitigate concentrations of credit risk, including the establishment of concentrations of credit limits based on loan type and geography, the maintenance of capital in excess of the minimum regulatory requirements, the establishment of appropriate underwriting standards for specific loan types and geographic markets, active portfolio management and an emphasis on originating multi-family loans that qualify for 50% risk-weighting under the regulatory capital rules. At December 31, 2019, $336.3 million of the Bank’s multi-family loans, or 59.7% of the Bank’s total multi-family loan portfolio, qualified for 50% risk-weighting under the regulatory capital rules. The Bank’s earnings and capital could be materially and adversely impacted if economic, financial, or business developments were to occur that materially and adversely impacted all or a material portion of the Bank’s commercial real estate loans and caused them to perform as a single, large exposure.
Adverse changes in local economic conditions and adverse conditions in an industry on which a local market in which we do business depends could negatively affect our financial condition or results of operations
Except for our commercial equipment leasing and healthcare lending activities, which we conduct on a nationwide basis, and our multi-family lending activities, which we conduct in selected Metropolitan Statistical Areas, including, but not limited to, the Metropolitan Statistical Areas for Chicago, Illinois, Dallas and San Antonio, Texas, Denver, Colorado, Tampa, Florida, Greenville-Spartanburg, South Carolina and Minneapolis, Minnesota, our loan and deposit activities are generally conducted in the Metropolitan Statistical Area for Chicago, Illinois. Our loan and deposit activities are directly affected by, and our financial success depends on, economic conditions within the local markets in which we do business, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends could adversely affect such factors as unemployment rates, business formations and expansions, housing demand, apartment vacancy rates and real estate values in the local market, and this could result in, among other things, a decline in loan and lease demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in loan delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of the collateral for our loans, and a decline in the net worth and liquidity of our borrowers and guarantors. Any of these factors could negatively affect our financial condition or results of operations.
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
Repayment of our lease loans is typically dependent on the cash flows of the lessee, which may be unpredictable, and the collateral securing these loans may fluctuate in value
We lend money to small and mid-sized independent leasing companies to finance the debt portion of leases. A lease loan results when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee. Our lease loans entail many of the same types of risks as our commercial loans. Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, the proceeds from the sale of the leased equipment may not be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2019, our lease loans totaled $272.6 million, or 23.2% of our total loan portfolio.
Our loan portfolio includes loans to healthcare providers, and the repayment of these loans is largely dependent upon the receipt of direct or indirect governmental reimbursements
At December 31, 2019, we had $145.1 million of loans and unused commitments to a variety of healthcare providers, including lines of credit secured by healthcare receivables. The repayment of these lines of credit is largely dependent on the borrower's receipt of payments and reimbursements under Medicaid, Medicare and in some cases private insurance contracts for the services they have provided. The ability of the borrowers to service loans we have made to them may be adversely impacted by the financial ability of the federal government or individual state governments to make direct reimbursement payments, or, via managed care organizations operating under agreements with the federal government or individual states, to make indirect reimbursements for the services provided. The failure of a direct or indirect payor to make reimbursements owed to the operators of these facilities, or a significant delay in the making of such reimbursements, could adversely affect the ability of the operators of these facilities to repay their obligations to us. In addition, changes to national health care policy involving private health insurance policies may also affect the business prospects and financial condition or operations of commercial loan customers and commercial lessees involved in health care-related businesses.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would be adversely impacted
In the event that our loan customers do not repay their loans according to their terms, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, including expenses of collecting the loan and managing and liquidating the collateral, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. At December 31, 2019, our allowance for loan losses was $7.6 million, which represented 0.65% of total loans and 901.06% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on internal and external loan reviews, our historical experience and our evaluation of economic conditions, among other factors. In addition, we make various estimates and assumptions about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. We also make judgments concerning our legal positions and the priority of our liens and interests in contested legal or bankruptcy proceedings, and at times, we may lack sufficient information to establish adequate specific reserves for loans involved in such proceedings. We base these estimates, assumptions and judgments on information that we consider reliable, but if an estimate, assumption or judgment that we make ultimately proves to be incorrect, additional provisions to our allowance for loan losses may become necessary. In addition, as an integral part of their supervisory and/or examination process, the OCC periodically reviews the methodology for and the sufficiency of the allowance for loan losses. The OCC has the authority to require us to recognize additions to the allowance based on their inclusion, exclusion or modification of risk factors or differences in judgments of information available to them at the time of their examination.
A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations
The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2022.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Accordingly, regardless of any actual changes to the composition or performance of our loan portfolio, the new accounting standard may require an increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses, and may therefore have a material adverse effect on our financial condition and results of operations.
We could become subject to more stringent capital requirements, which could adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares
Minimum risk-based capital and leverage ratios, which became effective for us in 2015, are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out was exercised. The Bank exercised this one-time opt-out option. The final rule also established a “capital conservation buffer” of 2.5%, and resulted in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The phase in of the new capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
At December 31, 2019, the Bank has met all of these requirements, including the full 2.5% capital conservation buffer.
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
Customer or employee fraud subjects us to additional operational risks
Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Our loans to businesses and individuals and our deposit relationships and related transactions are also subject to exposure to the risk of loss due to fraud and other financial crimes. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. We have not experienced any material financial losses from employee errors, misconduct or fraud. However, if our internal controls fail to prevent or promptly detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our financial condition and results of operations.
If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.
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
We are subject to environmental liability risk associated with lending activities
A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If so, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.
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
In 2018, the Bank sold its office building located at 60 North Frontage Road, Burr Ridge, Illinois. A net gain of $93,000 was recorded in connection with the sale. In 2018, we signed a five-year lease, expiring November 2023, for a portion of the office space in the same Burr Ridge building.

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
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of January 31, 2020 was 1,084. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Recent Sales of Unregistered Securities
The Company had no sales of unregistered stock during the year ended December 31, 2019.
Repurchases of Equity Securities
On February 25, 2019, the Board extended the expiration date of the Company's share repurchase authorization from July 31, 2019 to March 31, 2020, and increased the total number of shares authorized for repurchase by 500,000 shares. On April 25, 2019, the Board increased the total number of shares authorized for repurchase by 750,000 shares. On January 30, 2020, the Board extended the expiration date of the Company's share repurchase authorization from March 31, 2020 to October 31, 2020. As of December 31, 2019, the Company had repurchased 5,267,792 shares of its common stock out of the 5,810,755 shares of common stock authorized under the current share repurchase authorization approved on March 30, 2015. Pursuant to the share repurchase authorization, as of December 31, 2019, there are 542,963 shares of common stock remaining authorized for repurchase through October 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
October 1, 2019 through October 31, 2019	—	$—	—	638,463
November 1, 2019 through November 30, 2019	45,000	13.49	45,000	593,463
December 1, 2019 through December 31, 2019	50,500	13.62	50,500	542,963
	95,500		95,500

ITEM 6.	SELECTED FINANCIAL DATA
The following information is derived from the audited consolidated financial statements of the Company. For additional information, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of the Company and related notes included elsewhere in this Annual Report.

	At and For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$1,488,015	$1,585,325	$1,625,558	$1,620,037	$1,512,443
Loans, net	1,168,008	1,323,793	1,314,651	1,312,952	1,232,257
Securities, at fair value	60,193	88,179	93,383	107,212	114,753
Deposits	1,284,757	1,352,484	1,340,051	1,339,390	1,212,919
Borrowings	61	21,049	60,768	51,069	64,318
Equity	174,372	187,150	197,634	204,780	212,364

Selected Operating Data:
Interest income	$65,408	$61,287	$56,179	$50,928	$48,962
Interest expense	13,217	9,217	6,089	3,970	2,814
Net interest income	52,191	52,070	50,090	46,958	46,148
Provision for (recovery of) loan losses	3,825	145	(87)	(239)	(3,206)
Net interest income after provision for (recovery of) loan losses	48,366	51,925	50,177	47,197	49,354
Noninterest income	6,172	14,877	6,408	6,545	6,691
Noninterest expense	38,641	40,754	40,391	41,542	41,945
Income before income taxes	15,897	26,048	16,194	12,200	14,100
Income tax expense (1)	4,225	6,706	7,190	4,698	5,425
Net income	$11,672	$19,342	$9,004	$7,502	$8,675
Basic earnings per common share	$0.75	$1.11	$0.49	$0.40	$0.44
Diluted earnings per common share	$0.75	$1.11	$0.49	$0.39	$0.44
(footnotes on following page)

	At and For the Years Ended December 31,
	2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.77%	1.24%	0.56%	0.49%	0.60%
Return on equity (ratio of net income to average equity)	6.58	9.92	4.44	3.60	4.03
Net interest rate spread (2)	3.31	3.30	3.15	3.19	3.36
Net interest margin (3)	3.60	3.51	3.28	3.28	3.43
Efficiency ratio (4)	66.21	60.88	71.49	77.64	79.38
Noninterest expense to average total assets	2.54	2.61	2.50	2.72	2.90
Average interest-earning assets to average interest-bearing liabilities	131.78	133.34	131.70	135.09	132.32
Dividends declared per share	$0.40	$0.37	$0.28	$0.21	$0.20
Dividend payout ratio	53.69%	33.34%	57.23%	55.07%	47.80%
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.07%	0.17%	0.29%	0.44%	0.70%
Nonperforming loans to total loans	0.07	0.11	0.18	0.25	0.29
Allowance for loan losses to nonperforming loans	901.06	558.34	349.31	246.12	270.62
Allowance for loan losses to total loans	0.65	0.64	0.63	0.62	0.78
Net (charge-offs) recoveries to average loans outstanding	(0.37)	—	0.03	(0.11)	0.08
Capital Ratios:
Equity to total assets at end of period	11.72%	11.81%	12.16%	12.64%	14.04%
Average equity to average assets	11.68	12.51	12.53	13.62	14.88
Tier 1 leverage ratio (Bank only)	10.89	11.03	11.08	10.27	11.33
Other Data:
Number of full-service offices	19	19	19	19	19
Employees (full-time equivalents)	222	236	236	246	251

(1)	Income tax expense (benefit) for the year ended December 31, 2017 includes a $2.5 million increase to expense related to the Tax Cuts and Job Act of 2017.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis that follows focuses on certain factors affecting our consolidated financial condition at December 31, 2019 and 2018, and our consolidated results of operations for the two years ended December 31, 2019. Our consolidated financial statements, the related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.
Overview
The Company recorded net income of $11.7 million for the year ended December 31, 2019 and basic and diluted earnings per common share for the year ended December 31, 2019 were $0.75.
For the year December 31, 2019, multi-family and nonresidential real estate loans declined by $73.9 million (9.6%) due to lower originations volume in 2019. Commercial loans and commercial leases declined by $68.5 million (14.1%) due primarily to planned reductions in investment-rated leases and of certain Regional Commercial Banking and National Healthcare Lending commercial loan relationships, offset by modest net growth in other commercial leases. Total commercial-related loan balances were $1.117 billion at the end of 2019, and now comprise 95.1% of the Company’s total loans, compared to 94.6% at the end of 2018.
The Company’s asset quality improved in 2019. The ratio of nonperforming loans to total loans was 0.07% and the ratio of nonperforming assets to total assets was 0.07% at December 31, 2019. Nonperforming commercial-related loans represented 0.03% of total commercial-related loans.
Total retail and commercial deposits declined slightly in 2019. Retail depositors continue to seek higher interest rates, and the Company moderated its competitive position to better manage its cost of funds given its strong liquidity position. Commercial depositors continue to use deposits to repay commercial lines of credit whenever possible. The Company’s liquid assets were 12.8% of total assets at December 31, 2019.
The Company’s capital position remained strong with the Bank's Tier 1 leverage ratio of 11.48%. During 2019, the Company maintained its quarterly dividend rate at $0.10 per share. The Company repurchased 1,203,050 common shares during the year ended December 31, 2019, which represented 7.3% of the Company’s common shares that were outstanding on December 31, 2018. The Company’s book value per share increased in 2019 by 0.4% to $11.41 per share.
Results of Operations
Net Income
Comparison of Year 2019 to 2018. We recorded net income of $11.7 million for the year ended December 31, 2019, compared to net income of $19.3 million for 2018. The decrease in net income was primarily due to the $3.8 million provision for loss recorded in 2019 combined with the 2018 recording of several gains, including $7.0 million of realized and unrealized gains on sale of the Company’s Class B Visa common shares and $1.4 million of income from a death benefit on a bank-owned life insurance policy as a result of the death of a retired Bank executive. Our basic earnings per share of common stock was $0.75 for the year ended December 31, 2019, compared to $1.11 per share of common stock for the year ended December 31, 2018.
Net Interest Income
Net interest income is our primary source of revenue. Net interest income equals the excess of interest income plus fees earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest-earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average interest-earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds, principally noninterest-bearing demand deposits and stockholders' equity, also support interest-earning assets.
The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K.

Average Balance Sheets
The following table sets forth average balance sheets, average yields and costs, and certain other information. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and expenses, and discounts and premiums that are amortized or accreted to interest income or expense.

	Years Ended December 31,
	2019			2018			2017
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,257,506	$60,568	4.82%	$1,289,121	$57,052	4.43%	$1,323,376	$53,227	4.02%
Securities	79,984	2,082	2.60	105,831	2,229	2.11	106,534	1,474	1.38
Stock in FHLB and FRB	7,657	364	4.75	8,212	428	5.21	8,494	409	4.82
Other	103,664	2,394	2.31	81,941	1,578	1.93	88,548	1,069	1.21
Total interest-earning assets	1,448,811	65,408	4.51	1,485,105	61,287	4.13	1,526,952	56,179	3.68
Noninterest-earning assets	70,808			73,930			90,464
Total assets	$1,519,619			$1,559,035			$1,617,416
Interest-bearing Liabilities:
Savings deposits	$152,567	424	0.28	$157,350	286	0.18	$160,266	186	0.12
Money market accounts	245,730	2,230	0.91	278,366	1,985	0.71	304,868	1,204	0.39
NOW accounts	269,856	1,150	0.43	279,422	856	0.31	274,585	537	0.20
Certificates of deposit	427,044	9,324	2.18	352,731	5,434	1.54	364,792	3,511	0.96
Total deposits	1,095,197	13,128	1.20	1,067,869	8,561	0.80	1,104,511	5,438	0.49
Borrowings	4,216	89	2.11	45,870	656	1.43	54,899	651	1.19
Total interest-bearing liabilities	1,099,413	13,217	1.20	1,113,739	9,217	0.83	1,159,410	6,089	0.53
Noninterest-bearing deposits	213,946			226,605			233,200
Noninterest-bearing liabilities	28,774			23,630			22,127
Total liabilities	1,342,133			1,363,974			1,414,737
Equity	177,486			195,061			202,679
Total liabilities and equity	$1,519,619			$1,559,035			$1,617,416
Net interest income		$52,191			$52,070			$50,090
Net interest rate spread (1)			3.31%			3.30%			3.15%
Net interest-earning assets (2)	$349,398			$371,366			$367,542
Net interest margin (3)			3.60%			3.51%			3.28%
Ratio of interest-earning assets to interest-bearing liabilities	131.78%			133.34%			131.70%
_________________

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Year 2019 to 2018. Net interest income increased by $121,000, or 0.2%, to $52.2 million for the year ended December 31, 2019, from $52.1 million for the year ended December 31, 2018. Our net interest rate spread increased one basis point to 3.31% for the year ended December 31, 2019, from 3.30% for 2018. Our net interest margin increased nine basis points to 3.60% for the year ended December 31, 2019, from 3.51% for 2018. The increase in net interest income was primarily attributable to an increase in the average yield on interest-earning assets, which was partially offset by an increase in the cost of interest-bearing liabilities and a decrease in total average interest-earning assets. The yield on interest-earning assets increased 38 basis points, or 9.2%, to 4.51% for the year ended December 31, 2019, from 4.13% for 2018. The cost of interest-bearing liabilities increased 37 basis points, or 44.6%, to 1.20% for the year ended December 31, 2019, from 0.83% for 2018. Total average interest-earning assets decreased $36.3 million to $1.449 billion for the year ended December 31, 2019, from $1.485 billion for 2018. Our average interest-bearing liabilities decreased $14.3 million to $1.099 billion for the year ended December 31, 2019, from $1.114 billion for 2018.
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

	Years Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase	Volume	Rate	Total Increase
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,425)	$4,941	$3,516	$(1,422)	$5,247	$3,825
Securities	(607)	460	(147)	(10)	765	755
Stock in FHLB and FRB	(28)	(36)	(64)	(14)	33	19
Other	468	348	816	(85)	594	509
Total interest-earning assets	(1,592)	5,713	4,121	(1,531)	6,639	5,108
Interest-bearing liabilities:
Savings deposits	(9)	147	138	(3)	103	100
Money market accounts	(255)	500	245	(112)	893	781
NOW accounts	(31)	325	294	10	309	319
Certificates of deposit	1,309	2,581	3,890	(120)	2,043	1,923
Borrowings	(782)	215	(567)	(116)	121	5
Total interest-bearing liabilities	232	3,768	4,000	(341)	3,469	3,128
Change in net interest income	$(1,824)	$1,945	$121	$(1,190)	$3,170	$1,980

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
We recorded a provision for loan losses of $3.8 million for the year ended December 31, 2019, compared to $145,000 for the year ended December 31, 2018. The provision or recovery for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $811,000, or 9.6%, to $7.6 million at December 31, 2019 from $8.4 million at December 31, 2018. The primary cause of this decrease in the allowance for loan losses attributable to loans collectively evaluated for impairment is the $156.1 million decrease in the balance of loans collectively evaluated for impairment. Net charge-offs were $4.7 million for the year ended December 31, 2019, compared to net charge-offs of $41,000 for the year ended December 31, 2018. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies,” “Risk Classification of Loans” and “Allowance for Loan Losses.” There were no reserves established for loans individually evaluated for impairment at December 31, 2019 compared to $27,000 at December 31, 2018.
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

Noninterest Income

	Years Ended December 31,
	2019	2018	Change
	(Dollars in thousands)
Deposit service charges and fees	$3,844	$3,968	$(124)
Loan servicing fees	451	439	12
Mortgage brokerage and banking fees	149	257	(108)
Gain on sale of equity securities	295	3,558	(3,263)
Unrealized gains on equity securities	—	3,427	(3,427)
Gain on sale of premises held-for-sale	—	93	(93)
Loss on disposal of other assets	(44)	—	(44)
Trust and insurance commissions and annuities income	844	937	(93)
Earnings on bank-owned life insurance	136	174	(38)
Bank-owned life insurance death benefit	—	1,389	(1,389)
Other	497	635	(138)
Total noninterest income	$6,172	$14,877	$(8,705)
Comparison of Year 2019 to 2018. Our noninterest income decreased by $8.7 million to $6.2 million for the year ended December 31, 2019, from $14.9 million in 2018. In 2018 we recorded $7.0 million of realized and unrealized gains on sale of the Company’s Class B Visa common shares and a $1.4 million death benefit on a bank-owned life insurance policy as a result of the death of a retired Bank executive. Deposit service charges and fees decreased $124,000, or 3.1% We recorded $66,000 in commercial mortgage brokerage fees for the year ended December 31, 2019 as compensation for commercial loans that we placed with other institutions, compared to $138,000 for the same period in 2018. In 2018, the Bank sold its office building in Burr Ridge, Illinois and recorded a net gain of $93,000 in connection with the sale. Trust and insurance commissions and annuities income declined by $93,000, or 9.9%, to $844,000 for the year ended December 31, 2019, due to lower sales of annuity products and property and casualty insurance.
Noninterest Expense

	Years Ended December 31,
	2019	2018	Change
	(Dollars in thousands)
Compensation and benefits	$21,266	$22,987	$(1,721)
Office occupancy and equipment	7,069	6,817	252
Advertising and public relations	657	848	(191)
Information technology	2,999	2,792	207
Professional fees	1,027	1,018	9
Supplies, telephone and postage	1,316	1,433	(117)
Amortization of intangibles	61	184	(123)
Nonperforming asset management	105	353	(248)
Operations of other real estate owned	52	432	(380)
FDIC insurance premiums	127	437	(310)
Other	3,962	3,453	509
Total noninterest expense	$38,641	$40,754	$(2,113)
Comparison of Year 2019 to 2018. Noninterest expense decreased by $2.1 million, or 5.2%, to $38.6 million, for the year ended December 31, 2019, from $40.8 million, for the year ended December 31, 2018. Compensation and benefits expense decreased $1.7 million, or 7.5%, to $21.3 million for the year ended December 31, 2019, from $23.0 million in 2018. In 2018 we recorded an accrual of $1.1 million related to a certain employment contract termination and severance payments. Also, contributing to the decrease in compensation was a decrease in full-time employee equivalents; at December 31, 2019, we had 222 full-time employee equivalents, compared to 236 at 2018. Office occupancy expense increased by $252,000, or 3.7%, to $7.1 million for the year ended December 31, 2019 from $6.8 million in 2018, due in substantial part to an $80,000 increase in real estate taxes for Bank properties and an increase of $137,000 of snow removal expenses in 2019, as well as cybersecurity prevention expenses. Nonperforming asset management expenses decreased $248,000, or 70.3%, to $105,000 for the year ended December 31, 2019, compared to $353,000 in 2018, due to fewer nonperforming properties and the recovery of previously expensed charges. OREO expenses for the year ended December 31, 2019 totaled $52,000, compared to $432,000 in 2018. We recorded $111,000 of net gains on sales of OREO properties for the year ended December 31, 2019, compared to $56,000 of net losses in 2018. In addition, legal, real estate tax expense, receiver fees and repairs and maintenance decreased a combined $336,000; this was partially offset by a $112,000 decrease in rental income. FDIC insurance expense decreased by $310,000, or 70.9%, to $127,000 for the year ended December 31, 2019, due to the receipt of the FDIC's small bank assessment credit in 2019. Other noninterest expense increased $509,000, or 14.7%, to $4.0 million for the year ended December 31, 2019, from $3.5 million for the year ended December 31, 2018, due in substantial part to increased recruiting expenses and cybersecurity prevention consulting expenses.
Income Taxes
Comparison of Year 2019 to 2018. For the year ended December 31, 2019 we recorded income tax expense of $4.2 million, compared to $6.7 million recorded in 2018. The effective tax rate for the year ended December 31, 2019 was 26.57%, compared to 25.74% for the same period in 2018.
Comparison of Financial Condition at December 31, 2019 and December 31, 2018
Total assets decreased $97.3 million, or 6.1%, to $1.488 billion at December 31, 2019, from $1.585 billion at December 31, 2018. The decrease in total assets was primarily due to decreases in loans receivable and securities, which were partially offset by an increase in cash and cash equivalents. Net loans decreased $155.8 million, or 11.8%, to $1.168 billion at December 31, 2019, from $1.324 billion at December 31, 2018. Securities decreased by $28.0 million, or 31.7%, to $60.2 million at December 31, 2019, from $88.2 million at December 31, 2018. Cash and cash equivalents increased $92.1 million, or 93.8%, to $190.3 million at December 31, 2019, from $98.2 million at December 31, 2018.
Our loan portfolio consists primarily of multi-family real estate, nonresidential real estate, construction and land loans, commercial loans and commercial leases, which together totaled 95.1% of gross loans at December 31, 2019. Net loans receivable decreased $155.8 million, or 11.8%, to $1.168 billion at December 31, 2019. Multi-family mortgage loans decreased by $56.1 million, or 9.1%; commercial loans decreased $41.7 million, or 22.2%; commercial leases decreased by $26.8 million, or 8.9%; nonresidential real estate loans decreased $17.8 million, or 11.7%; and one-to-four family residential mortgage loans decreased by $14.6 million, or 20.8%. The decrease in multi-family loans was primarily due to a significant amount of loan prepayments. The loan prepayments generated $568,000 of prepayment penalty income for the year ended December 31, 2019, compared to $392,000 of prepayment income for 2018.
Our allowance for loan losses decreased by $838,000, or 9.9%, to $7.6 million at December 31, 2019, from $8.5 million at December 31, 2018. The decrease reflected net charge-offs of $4.7 million in 2019, partially offset by a $3.8 million provision for loan losses.
Securities decreased $28.0 million, or 31.7%, to $60.2 million at December 31, 2019, from $88.2 million at December 31, 2018, due primarily to proceeds from maturities of $107.9 million and repayments of $3.1 million on residential mortgage-backed securities and collateralized mortgage obligations. These repayments were partially offset by investments in FDIC-insured certificates of deposit issued by other insured depository institutions of $83.1 million.
Total liabilities decreased $84.5 million, or 6.0%, to $1.314 billion at December 31, 2019, from $1.398 billion at December 31, 2018, primarily due to decreases in total deposits and borrowings. Total deposits decreased $67.7 million, or 5.0%, to $1.285 billion at December 31, 2019, from $1.352 billion at December 31, 2018. Retail certificates of deposit increased $4.8 million, or 1.5%, to $336.9 million at December 31, 2019, from $332.1 million at December 31, 2018. Wholesale certificates of deposit decreased $41.2 million, or 38.8%, to $65.1 million at December 31, 2019, from $106.3 million at December 31, 2018. Money market accounts decreased $10.3 million, or 4.0% to $245.6 million at December 31, 2019, from $256.0 million at December 31, 2018. Interest-bearing NOW accounts decreased $2.7 million, or 1.0%, to $273.2 million at December 31, 2019, from $275.8 million at December 31, 2018. Savings accounts increased $849,000, or 0.6%, to $153.2 million at December 31, 2019, from $152.3 million at December 31, 2018. Noninterest-bearing demand deposits decreased $19.3 million, or 8.4%, to $210.8 million at December 31, 2019, from $230.0 million at December 31, 2018. Core deposits (which consist of savings, money market, noninterest-bearing demand and NOW accounts) were 68.7% and 67.6% of total deposits at December 31, 2019 and 2018, respectively.
Total stockholders’ equity was $174.4 million at December 31, 2019, compared to $187.2 million at December 31, 2018. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 1,203,050 shares of our common stock at a total cost of $18.1 million, and our declaration and payment of cash dividends totaling $6.3 million, during the year ended December 31, 2019. These items were partially offset by net income of $11.7 million that we recorded for the year ended December 31, 2019.
Securities
Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.
At December 31, 2019, our mortgage-backed securities and collateralized mortgage obligations (“CMOs”) reflected in the following table were issued by U.S. government-sponsored enterprises and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the federal government has affirmed its commitment to support. All securities reflected in the table were classified as available-for-sale at December 31, 2019, 2018 and 2017.
The following table sets forth the composition, amortized cost and fair value of our securities.

	At December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Securities:
Certificates of deposits	$48,666	$48,666	$73,507	$73,507	$75,916	$75,916
Municipal securities	505	513	509	509	—	—
Equity mutual funds	—	—	—	—	500	499
SBA - guaranteed loan participation certificates	—	—	—	—	10	10
Total	49,171	49,179	74,016	74,016	76,426	76,425
Mortgage-backed Securities:
Mortgage-backed securities - residential	7,727	8,037	10,116	10,478	11,969	12,472
CMOs and REMICs - residential	2,986	2,977	3,676	3,685	4,481	4,486
Total mortgage-backed securities	10,713	11,014	13,792	14,163	16,450	16,958
	$59,884	$60,193	$87,808	$88,179	$92,876	$93,383

	At December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Equity Investments (1)
Visa Class B Shares	$—	$—	$—	$3,427	$—	$—

(1)	Equity investments are included in Other Assets in the Consolidated Statements of Financial Condition.
The fair values of marketable equity securities are generally determined by quoted prices, in active markets, for each specific security. If quoted market prices are not available for a marketable equity security, we determine its fair value based on the quoted price of a similar security traded in an active market. The fair values of debt securities are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value of a security is used to determine the amount of any unrealized gains or losses that must be reflected in our other comprehensive income and the net book value of our securities.

We evaluate marketable investment securities with significant declines in fair value on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under current accounting guidance, which generally provides that if a security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the securities must assess whether the impairment is other-than-temporary.
Portfolio Maturities and Yields
The composition and maturities of the securities portfolio and the mortgage-backed securities portfolio at December 31, 2019 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis, as the amount is immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities:
Certificates of deposit	$48,666	2.10%	$—	—%	$—	—%	$—	—%
Municipal securities	101	4.00	404	4.00	—	—	—	—
	48,767	2.10	404	4.00	—	—	—	—

Mortgage-backed Securities:
Pass-through securities:
Fannie Mae	—	—	1	4.73	1,221	3.48	3,095	4.98
Freddie Mac	—	—	—	—	11	4.09	360	4.10
Ginnie Mae	—	—	19	3.25	—	—	3,020	3.94
CMOs and REMICs	—	—	268	3.45	—	—	2,718	2.05
	—	—	288	3.44	1,232	3.48	9,193	3.74
Total securities	$48,767	2.10%	$692	3.77%	$1,232	3.48%	$9,193	3.74%
The Bank is a member of the Federal Reserve System as a result of its conversion to a national bank charter in 2016. The aggregate cost of our FRB common stock as of December 31, 2019 was $4.7 million based on its par value. The Bank is also a member of the FHLB System. Members of the FHLB System are required to hold a certain amount of common stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2019 was $2.8 million based on its par value. There is no market for FRB and FHLB common stock. We purchased 4,100 and 1.0 million shares of FHLB capital stock during 2019 and 2018, respectively. We redeemed no shares of FHLB capital stock in 2019 and 1.0 million shares of FHLB capital stock during 2018. We purchased no shares of FRB common stock in 2019 and 2018. We redeemed 540,000 shares and 284,800 shares of FRB common stock in 2019 and 2018, respectively. As a member of the FHLB, we are required to own a certain amount of stock based on the level of borrowings and other factors, at December 31, 2019, we did not own any excess shares of FHLB common stock.
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
The following table sets forth the composition of our loan portfolio by type of loan.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential	$55,750	4.75%	$70,371	5.29%	$97,814	7.40%	$135,218	10.25%	$159,501	12.86%
Multi-family mortgage	563,750	47.99	619,870	46.56	588,383	44.52	542,887	41.15	506,026	40.80
Nonresidential real estate	134,674	11.46	152,442	11.45	169,971	12.86	182,152	13.81	226,735	18.28
Construction and land	—	—	172	0.01	1,358	0.10	1,302	0.09	1,313	0.10
Commercial loans	145,714	12.40	187,406	14.08	152,552	11.54	99,088	7.51	79,516	6.41
Commercial leases	272,629	23.21	299,394	22.49	310,076	23.46	356,514	27.02	265,405	21.40
Consumer	2,211	0.19	1,539	0.12	1,597	0.12	2,255	0.17	1,831	0.15
	1,174,728	100.00%	1,331,194	100.00%	1,321,751	100.00%	1,319,416	100.00%	1,240,327	100.00%
Net deferred loan origination costs	912		1,069		1,266		1,663		1,621
Allowance for loan losses	(7,632)		(8,470)		(8,366)		(8,127)		(9,691)
Total loans, net	$1,168,008		$1,323,793		$1,314,651		$1,312,952		$1,232,257
We engage in multi-family lending activities in the Chicago Metropolitan Statistical Areas and in other carefully selected Metropolitan Statistical Areas outside of our primary lending area and engage in healthcare lending and commercial leasing activities on a nationwide basis. At December 31, 2019, $242.2 million, or 43.0%, of our multi-family loans were in the Metropolitan Statistical Area for Chicago, Illinois, while $61.5 million, or 10.9%, were in the Metropolitan Statistical Area for Dallas, Texas, $56.7 million, or 10.0%, were in the Metropolitan Statistical Area for Denver, Colorado, $32.8 million, or 5.8%, were in the Metropolitan Statistical Area for Tampa, Florida, $29.0 million, or 5.1%, were in the Metropolitan Statistical Area for Greenville-Spartanburg, South Carolina; $22.2 million, or 4.0%, were in the Metropolitan Statistical Area for San Antonio, Texas, and $19.5 million, or 3.5%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota.

Loan Portfolio Maturities
The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2019. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Within One Year	One Year Through Five Years	Beyond Five Years	Total
	(In thousands)
Scheduled Repayments of Loans:
One-to-four family residential	$5,329	$11,888	$38,533	$55,750
Multi-family mortgage	33,909	73,732	456,109	563,750
Nonresidential real estate	40,527	85,012	9,135	134,674
Commercial loans and leases	212,269	205,042	1,032	418,343
Consumer	411	1,072	728	2,211
	$292,445	$376,746	$505,537	$1,174,728

				Total
Loans Maturing After One Year:
Predetermined (fixed) interest rates				$304,361
Adjustable interest rates				577,922
				$882,283
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At December 31, 2019, we had one loan in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as-is,” “as-stabilized” or “as-improved” basis is most likely to produce the highest net realizable value. If we determine that the “as-stabilized” or “as-improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of December 31, 2019, substantially all impaired real estate loan collateral and OREO were valued on an “as-is basis.”
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
Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans
One-to-four family residential	$512	$1,247	$2,024	$2,855	$2,458
Multi-family mortgage	—	—	371	187	828
Nonresidential real estate	288	270	—	260	295
	800	1,517	2,395	3,302	3,581
Loans past due over 90 days, still accruing - commercial leases	47	—	—	—	—

Other real estate owned
One-to-four family residential	186	875	827	1,565	2,621
Multi-family mortgage	—	276	—	370	951
Nonresidential real estate	—	74	1,520	1,066	1,747
Land	—	1	4	894	1,692
	186	1,226	2,351	3,895	7,011
Total nonperforming assets	$1,033	$2,743	$4,746	$7,197	$10,592

Ratios
Nonperforming loans to total loans	0.07%	0.11%	0.18%	0.25%	0.29%
Nonperforming assets to total assets	0.07	0.17	0.29	0.44	0.70
Nonperforming Assets
Nonperforming assets decreased by $1.7 million in 2019, nonperforming assets totaled $1.0 million at December 31, 2019, and $2.7 million at December 31, 2018. The decrease in nonperforming assets for the year ended December 31, 2019 reflected the disposition of $1.2 million of OREO and other nonperforming asset resolutions.

Approximately $186,000 of nonaccrual residential mortgage loans were transferred to OREO during the year ended December 31, 2019. We continue to experience modest quantities of defaults on residential loans principally due either to the borrower’s personal financial condition or death, and/or deteriorated collateral value.
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
Troubled Debt Restructurings
The Company had no TDRs at December 31, 2019 and $17,000 at December 31, 2018, with no specific valuation allowances allocated to those loans at December 31, 2018. At December 31, 2018, the Company had no outstanding commitments to borrowers whose loans are classified as TDRs.
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
Based on a review of our loans at December 31, 2019, classified loans consisted of $1.1 million of performing substandard loans and $800,000 of nonperforming loans. As of December 31, 2019, we had $9.8 million of loans designated as special mention.

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

Net Charge-offs and Recoveries
The following table sets forth activity in our allowance for loan losses.

	At or For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$8,470	$8,366	$8,127	$9,691	$11,990
Charge-offs
One-to-four family residential real estate	(222)	(231)	(318)	(539)	(386)
Multi-family mortgage	—	(35)	(10)	(79)	(198)
Nonresidential real estate	(83)	(93)	(165)	(1,718)	(391)
Commercial loans	(4,443)	(140)	—	—	(152)
Consumer	(31)	(19)	(10)	(25)	(16)
	(4,779)	(518)	(503)	(2,361)	(1,143)
Recoveries
One-to-four family residential real estate	75	206	145	321	702
Multi-family mortgage	31	34	70	162	182
Nonresidential real estate	—	—	17	200	509
Construction and land	—	2	—	35	44
Commercial loans	10	229	594	309	611
Commercial leases	—	5	2	7	1
Consumer	—	1	1	2	1
	116	477	829	1,036	2,050
Net (charge-offs) recoveries	(4,663)	(41)	326	(1,325)	907
Provision for (recovery of) loan losses	3,825	145	(87)	(239)	(3,206)
Balance at end of year	$7,632	$8,470	$8,366	$8,127	$9,691

Ratios
Net (charge-offs) recoveries to average loans outstanding	(0.37)%	—%	0.03%	(0.11)%	0.08%
Allowance for loan losses to nonperforming loans	901.06	558.34	349.31	246.12	270.62
Allowance for loan losses to total loans	0.65	0.64	0.63	0.62	0.78
We recorded a provision for loan losses of $3.8 million in 2019, compared to $145,000 in 2018. The increase in net charge-offs and a related $4.0 million provision for loan losses were primarily due to a $4.4 million loss recorded on the sale of a Chicago commercial credit exposure that experienced an unexpected deterioration in the second quarter of 2019. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $811,000, or 9.6%, to $7.6 million at December 31, 2019 from $8.4 million at December 31, 2018. The reserve established for loans individually evaluated for impairment decreased $27,000, to none at December 31, 2019, from $27,000 reserve at December 31, 2018. Net charge-offs were $4.7 million and $41,000 for the years ended December 31, 2019 and December 31, 2018, respectively, and we had $326,000 of net recoveries for the year ended December 31, 2017.
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

	At December 31,
	2019			2018			2017
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$675	$55,750	4.75%	$699	$70,371	5.29%	$850	$97,814	7.40%
Multi-family mortgage	3,676	563,750	47.99	3,991	619,870	46.56	3,849	588,383	44.52
Nonresidential real estate	1,176	134,674	11.46	1,476	152,442	11.45	1,605	169,971	12.86
Construction and land	—	—	—	4	172	0.01	32	1,358	0.10
Commercial loans	1,308	145,714	12.40	1,517	187,406	14.08	1,357	152,552	11.54
Commercial leases	757	272,629	23.21	755	299,394	22.49	655	310,076	23.46
Consumer	40	2,211	0.19	28	1,539	0.12	18	1,597	0.12
	$7,632	$1,174,728	100.00%	$8,470	$1,331,194	100.00%	$8,366	$1,321,751	100.00%

	At December 31,
	2016			2015
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$1,168	$135,218	10.25%	$1,704	$159,501	12.86%
Multi-family mortgage	3,647	542,887	41.15	3,610	506,026	40.80
Nonresidential real estate	1,794	182,152	13.81	2,582	226,735	18.28
Construction and land	32	1,302	0.09	43	1,313	0.10
Commercial loans	733	99,088	7.51	654	79,516	6.41
Commercial leases	714	356,514	27.02	1,073	265,405	21.40
Consumer	39	2,255	0.17	25	1,831	0.15
	$8,127	$1,319,416	100.00%	$9,691	$1,240,327	100.00%

Sources of Funds
Deposits. At December 31, 2019, our deposits totaled $1.285 billion. Interest-bearing deposits totaled $1.074 billion and noninterest-bearing demand deposits totaled $210.8 million. NOW, savings and money market accounts totaled $672.0 million. At December 31, 2019, we had $402.0 million of certificates of deposit outstanding, of which $335.9 million had maturities of one year or less and $21.9 million were brokered deposits. Although a significant portion of our certificates of deposit are shorter-term certificates of deposit, we believe, based on historical experience and our current pricing strategy, that we will retain a significant portion of the non-brokered accounts upon maturity.
The following table sets forth the distribution of total deposit accounts, by account type.

	Years Ended December 31,
	2019			2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand:
Retail	$123,496	9.43%	—%	$132,053	10.20%	—%	$136,214	10.18%	—%
Commercial	90,450	6.91	—	94,552	7.30	—	96,986	7.25	—
Total noninterest-bearing demand	213,946	16.34	—	226,605	17.50	—	233,200	17.43	—
Savings deposits	152,567	11.66	0.28	157,350	12.16	0.18	160,266	11.98	0.12
Money market accounts	245,730	18.77	0.91	278,366	21.50	0.71	304,868	22.79	0.39
Interest-bearing NOW accounts	269,856	20.61	0.43	279,422	21.59	0.31	274,585	20.53	0.20
Certificates of deposit	427,044	32.62	2.18	352,731	27.25	1.54	364,792	27.27	0.96
	$1,309,143	100.00%		$1,294,474	100.00%		$1,337,711	100.00%
The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2019:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$51,427	$31,067	$72,074	$36,024	$190,592
Certificates of deposit of $100,000 or more	60,941	40,263	80,165	30,073	211,442
Total certificates of deposit	$112,368	$71,330	$152,239	$66,097	$402,034
Borrowings. Our borrowings consist primarily of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings.

	At or For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Balance at end of year	$61	$21,049	$60,768
Average balance during year	4,216	45,870	54,899
Maximum outstanding at any month end	20,574	60,983	61,162
Weighted average interest rate at end of year	0.25%	2.51%	1.33%
Average interest rate during year	2.11	1.43	1.19

At December 31, 2019, we had the capacity to borrow an additional $367.7 million under our credit facilities with the FHLB. Furthermore, we had unpledged securities that could be used to support in excess of $9.6 million of additional FHLB borrowings.
At December 31, 2019, we had a line of credit with the FRB. At December 31, 2019, there were no outstanding federal funds borrowings and there was no outstanding balance on the line of credit.
Impact of Inflation and Changing Prices
The Company’s consolidated financial statements and the related notes have been prepared in conformity with US GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation, if any, is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.
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
Quantitative Analysis. The following table sets forth, as of December 31, 2019, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(17,767)	(8.01)%	$2,930	6.19%
+300	(9,010)	(4.06)	2,441	5.16
+200	(2,930)	(1.32)	1,786	3.77
+100	(61)	(0.03)	966	2.04
0
-100	(3,153)	(1.42)	(1,646)	(3.48)
The table set forth above indicates that at December 31, 2019, in the event of an immediate 100 basis point decrease in interest rates, the Bank would be expected to experience a 1.42% decrease in NPV and a $1.6 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 1.32% decrease in NPV and a $1.8 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment of multi-family mortgage loans, nonresidential real estate loans, commercial leases, and commercial loans and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2019 and 2018, our loans originated or purchased for investment totaled $793.7 million and $995.3 million, respectively. Purchases of securities totaled $83.1 million and $113.6 million for the years ended December 31, 2019 and 2018, respectively. These activities were funded primarily by principal repayments on loans and securities, and the sale of securities.
During the years ended December 31, 2019 and 2018, principal repayments on loans totaled $942.7 million and $984.2 million, respectively. During the years ended December 31, 2019 and 2018, principal repayments on securities totaled $3.1 million and $3.6 million, respectively. During the years ended December 31, 2019 and 2018, proceeds from maturities and sales of securities totaled $111.6 million and $118.6 million, respectively. There were no sales of loans during the year ended December 31, 2019 or 2018.
Loan origination commitments totaled $19.7 million at December 31, 2019, and consisted of $11.9 million of fixed-rate loans and $7.8 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers totaled $149.8 million and $6.1 million, respectively, at December 31, 2019. At December 31, 2019, there were no commitments to sell mortgages.
Deposit flows are generally affected by the level of market interest rates, the interest rates and other terms and conditions on deposit products offered by our banking competitors, and other factors. We had net deposit decreases of $67.7 million for the year ended December 31, 2019 and net deposit increases of $12.4 million for the year ended December 31, 2018. Certificates of deposit that are scheduled to mature in one year or less at December 31, 2019 totaled $335.9 million.
We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and may utilize additional sources of funds through FHLB advances, of which nothing was outstanding at December 31, 2019. At December 31, 2019 we had the ability to borrow an additional $367.7 million under our credit facilities with the FHLB. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $9.6 million. Finally, at December 31, 2019, we had a line of credit available with the FRB. At December 31, 2019, there was no outstanding balance on this credit line.
Liquidity Management - Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $6.9 million of cash and cash equivalents and any cash dividends it may receive from the Bank.
During 2019, we paid $18.1 million to repurchase shares of our common stock and paid $6.3 million in cash dividends to stockholders, using the dividends received from the Bank.
As of December 31, 2019, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of December 31, 2019, we had no other material commitments for capital expenditures.
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
At December 31, 2019, actual and required capital ratios were:

	BankFinancial NA Actual Ratio	Required for Capital Adequacy Purposes	To be Well-Capitalized under Prompt Corrective Action Provisions
Total capital (to risk-weighted assets)	16.38%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	15.63	6.00	8.00
Common Tier 1 (CET1)	15.63	4.50	6.50
Tier 1 (core) capital (to adjusted total assets)	10.89	4.00	5.00
As of December 31, 2019 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
Capital Management - Company. Total stockholders’ equity was $174.4 million at December 31, 2019, compared to $187.2 million at December 31, 2018. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 1,203,050 shares of our common stock at a total cost of $18.1 million, and our declaration and payment of cash dividends totaling $6.3 million, during the year ended December 31, 2019. These items were partially offset by net income of $11.7 million that we recorded for the year ended December 31, 2019.
Cash Dividends. Our Board of Directors declared four quarterly cash dividends totaling $6.3 million during 2019, consisting of a cash dividend of $0.10 per share for each quarter of 2019.
Stock Repurchase Program. On February 25, 2019, the Board extended the expiration date of the Company's share repurchase authorization from July 31, 2019 to March 31, 2020, and increased the total number of shares authorized for repurchase by 500,000 shares. On April 25, 2019, the Board increased the total number of shares authorized for repurchase by 750,000 shares. On January 30, 2020, the Board extended the expiration date of the Company's share repurchase authorization from March 31, 2020 to October 31, 2020. As of December 31, 2019, the Company had repurchased 5,267,792 shares of its common stock out of the 5,810,755 shares of common stock authorized under the above repurchase authorizations. Since its inception, the Company has repurchased 9,506,926 shares of its common stock.
Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans that we make. Although we consider commitments to extend credit in determining our allowance for loan losses, at December 31, 2019, we had made no provision for losses on commitments to extend credit, and had no specific or general allowance for losses on such commitments, as we have had no historical loss experience with commitments to extend credit and we believed that no probable and reasonably estimable losses were inherent in our portfolio as a result of our commitments to extend credit. At December 31, 2019 we recorded a $116,000 reserve on open commitments for two letters of credit, these were both undrawn at the time. For additional information, see Note 14 of the "Notes to Consolidated Financial Statements" in Item 8 of this Annual Report on Form 10-K.
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
Although we determined a valuation allowance was not required for any deferred tax assets at December 31, 2019 and 2018, there is no guarantee that a valuation allowance will not be required in the future.
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2019, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this assessment, management concludes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors BankFinancial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statement of financial condition of BankFinancial Corporation and Subsidiary (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 5, 2020, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinions
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM LLP
We have served as the Company's auditor since 2019
Chicago, Illinois
March 5, 2020

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors
BankFinancial Corporation
Burr Ridge, Illinois

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of BankFinancial Corporation (the "Company") as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Crowe LLP

We served as the Company's auditor from 1989 to 2019.

Oak Brook, Illinois
February 11, 2019

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Cash and due from other financial institutions	$9,785	$13,805
Interest-bearing deposits in other financial institutions	180,540	84,399
Cash and cash equivalents	190,325	98,204
Securities, at fair value	60,193	88,179
Loans receivable, net of allowance for loan losses: December 31, 2019, $7,632 and December 31, 2018, $8,470	1,168,008	1,323,793
Other real estate owned, net	186	1,226
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	8,026
Premises and equipment, net	24,346	25,205
Accrued interest receivable	4,563	4,952
Bank-owned life insurance	18,945	18,809
Deferred taxes	3,873	6,235
Other assets	10,086	10,696
Total assets	$1,488,015	$1,585,325

Liabilities
Deposits
Noninterest-bearing	$210,762	$230,041
Interest-bearing	1,073,995	1,122,443
Total deposits	1,284,757	1,352,484
Borrowings	61	21,049
Advance payments by borrowers for taxes and insurance	10,222	10,531
Accrued interest payable and other liabilities	18,603	14,111
Total liabilities	1,313,643	1,398,175
Commitments and contingent liabilities
Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 15,278,464 shares issued at December 31, 2019 and 16,481,514 shares issued at December 31, 2018	153	165
Additional paid-in capital	112,420	130,547
Retained earnings	61,573	56,167
Accumulated other comprehensive income	226	271
Total stockholders’ equity	174,372	187,150
Total liabilities and stockholders’ equity	$1,488,015	$1,585,325

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the years ended December 31,
	2019	2018
Interest and dividend income
Loans, including fees	$60,568	$57,052
Securities	2,082	2,229
Other	2,758	2,006
Total interest income	65,408	61,287
Interest expense
Deposits	13,128	8,561
Borrowings	89	656
Total interest expense	13,217	9,217
Net interest income	52,191	52,070
Provision for loan losses	3,825	145
Net interest income after provision for loan losses	48,366	51,925

Noninterest income
Deposit service charges and fees	3,844	3,968
Loan servicing fees	451	439
Mortgage brokerage and banking fees	149	257
Gain on sale of equity securities	295	3,558
Unrealized gains on equity securities	—	3,427
Gain on sale of premises held-for-sale	—	93
Loss on disposal of other assets	(44)	—
Trust and insurance commissions and annuities income	844	937
Earnings on bank-owned life insurance	136	174
Bank-owned life insurance death benefit	—	1,389
Other	497	635
Total noninterest income	6,172	14,877

Noninterest expense
Compensation and benefits	21,266	22,987
Office occupancy and equipment	7,069	6,817
Advertising and public relations	657	848
Information technology	2,999	2,792
Professional fees	1,027	1,018
Supplies, telephone, and postage	1,316	1,433
Amortization of intangibles	61	184
Nonperforming asset management	105	353
Operations of other real estate owned	52	432
FDIC insurance premiums	127	437
Other	3,962	3,453
Total noninterest expense	38,641	40,754
Income before income taxes	15,897	26,048
Income tax expense	4,225	6,706
Net income	$11,672	$19,342
Basic and diluted earnings per common share	$0.75	$1.11
Basic and diluted weighted average common shares outstanding	15,594,883	17,434,345

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the years ended December 31,
	2019	2018
Net income	$11,672	$19,342
Unrealized holding loss on securities arising during the period	(62)	(136)
Tax effect	17	37
Comprehensive loss, net of tax	(45)	(99)
Comprehensive income	$11,627	$19,243

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except shares and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2018	$179	$153,811	$43,274	$370	$197,634
Net income	—	—	19,342	—	19,342
Other comprehensive loss, net of tax effect	—	—	—	(99)	(99)
Repurchase and retirement of common stock (1,476,963 shares)	(14)	(23,270)	—	—	(23,284)
Nonvested stock awards-stock-based compensation expense	—	6	—	—	6
Cash dividends declared on common stock ($0.37 per share)	—	—	(6,449)	—	(6,449)
Balance at December 31, 2018	165	130,547	56,167	271	187,150
Net income	—	—	11,672	—	11,672
Other comprehensive loss, net of tax effect	—	—	—	(45)	(45)
Repurchase and retirement of common stock (1,203,050 shares)	(12)	(18,127)	—	—	(18,139)
Cash dividends declared on common stock ($0.40 per share)	—	—	(6,266)	—	(6,266)
Balance at December 31, 2019	$153	$112,420	$61,573	$226	$174,372

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$11,672	$19,342
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	3,825	145
Stock–based compensation expense	—	6
Depreciation and amortization	1,613	1,535
Amortization of premiums and discounts on securities and loans	8	11
Amortization of intangibles	61	184
Amortization of servicing assets	85	94
Net change in net deferred loan origination costs	157	197
(Gain) loss on sale of other real estate owned	(111)	56
Gain on sale of equity securities	(295)	(3,558)
Unrealized gain on equity securities	—	(3,427)
Loss on disposal of other assets	44	—
Gain on sale of premises held-for-sale	—	(93)
Other real estate owned valuation adjustments	38	27
Earnings on bank-owned life insurance	(136)	(174)
Net change in:
Deferred income tax	2,362	6,328
Accrued interest receivable	389	(333)
Other assets	3,864	1,694
Accrued interest payable and other liabilities	(2,202)	(1,349)
Net cash from operating activities	21,374	20,685
Cash flows from investing activities
Securities
Proceeds from maturities	107,921	114,583
Proceeds from principal repayments	3,076	3,587
Proceeds from sale of equity securities	3,722	4,059
Purchases of securities	(83,081)	(113,614)
Net (increase) decrease in loans receivable	151,501	(11,091)
Redemption of FHLB and FRB stock	540	1,312
Purchase of FHLB and FRB stock	(4)	(1,048)
Bank-owned life insurance death benefit	—	4,224
Proceeds from sale of premises held-for-sale	—	5,485
Proceeds from sale of other real estate owned	1,299	2,172
Purchase of premises and equipment, net	(798)	(1,609)
Net cash from investing activities	184,176	8,060

(Continued)

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	For the years ended December 31,
	2019	2018
Cash flows from financing activities
Net change in:
Deposits	$(67,727)	$12,433
Borrowings	(20,988)	(39,719)
Advance payments by borrowers for taxes and insurance	(309)	(1,114)
Repurchase and retirement of common stock	(18,139)	(23,284)
Cash dividends paid on common stock	(6,266)	(6,449)
Net cash used in financing activities	(113,429)	(58,133)
Net change in cash and cash equivalents	92,121	(29,388)
Beginning cash and cash equivalents	98,204	127,592
Ending cash and cash equivalents	$190,325	$98,204

Supplemental disclosures of cash flow information:
Interest paid	$13,446	$9,073
Income taxes paid	412	342
Income taxes refunded	18	—
Loans transferred to other real estate owned	186	1,482
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	6,694	—

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
Principles of Consolidation: The consolidated financial statements include the accounts of and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (formerly BF Asset Recovery Corporation) (collectively, “the Company”) and have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany accounts and transactions have been eliminated. The Company’s revenues, operating income, and assets are primarily from the banking industry. Loan origination customers are mainly located in the greater Chicago metropolitan area. To supplement loan originations, the Company purchases loans. The loan portfolio is concentrated in loans that are primarily secured by real estate.
Use of Estimates: The preparation of the consolidation financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates and assumptions are based on the best available information, actual information, actual results could differ from those estimates.
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
Equity Securities: Equity securities are accounted for in accordance with ASC 321-10 Investments - Equity Securities. Our equity securities may be classified into two categories and accounted for as follows:

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
Interest income is reported on the interest method. Interest income is generally discontinued at the earlier of a loan is 90 days past due or when we do not expect to receive full payment of interest or principal. Past due status is based on the contractual terms of the loan.
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
The Company provides for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors that, in our judgment, deserve current recognition in estimating probable incurred credit losses. The Company reviews the loan portfolio on an ongoing basis and makes provisions for loan losses on a quarterly basis to maintain the allowance for loan losses in accordance with US GAAP. The allowance for loan losses consists of two components:

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
First mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $63.4 million and $76.2 million at December 31, 2019 and 2018, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing activities were $2.2 million and $1.8 million at December 31, 2019 and 2018, respectively. Capitalized mortgage servicing rights are included in other assets in the accompanying consolidated statements of financial condition. Servicing rights were $335,000 and $420,000 at December 31, 2019 and 2018, respectively, with no valuation allowance at December 31, 2019 and 2018.
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
On April 23, 2018, the Bank sold its office corporate office building in Burr Ridge, Illinois. A net gain of $93,000 was recorded in the second quarter of 2018 in connection with the sale.
Other Intangible Assets: Intangible assets acquired in a purchase business combination with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets (“CDI”), are recognized at the time of acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, variables such as deposit servicing costs, attrition rates, and market discount rates are considered. CDI assets are

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

amortized to expense over their useful lives. CDI were $41,000 and $102,000 at December 31, 2019 and 2018, respectively, and are included in other assets in the accompanying consolidated statements of financial condition.
Bank-Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. The Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
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
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Under US GAAP, a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future taxable income, applicable tax planning strategies, and assessments of current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods. Examples of negative evidence may include a cumulative loss in the current year and prior two years and negative general business and economic trends. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date.
This analysis is updated quarterly and adjusted as necessary. At December 31, 2019, the Company had a net deferred tax asset of $3.9 million.
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
Earnings per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is net income divided by the weighted average number of common shares outstanding during the period plus the dilutive effect of restricted stock shares.
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements as of December 31, 2019.
Restrictions on Cash: The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  As December 31, 2019 and 2018, the Bank has met the requirements.
The nature of the Company’s business requires that it maintain amounts with banks and federal funds sold which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships and the Company has not experienced any losses in such accounts.
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities, net of tax, which is also recognized as separate components of stockholders’ equity.
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
Newly Issued Not Yet Effective Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers who are smaller reporting companies, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.
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

	For the years ended December 31,
	2019	2018
Net income available to common stockholders	$11,672	$19,342
Average common shares outstanding	15,594,883	17,434,780
Less - Unvested restricted stock shares	—	(435)
Basic and diluted weighted average common shares outstanding	15,594,883	17,434,345
Basic and diluted earnings per common share	$0.75	$1.11

Table of Contents
BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Certificates of deposit	$48,666	$—	$—	$48,666
Municipal securities	505	8	—	513
Mortgage-backed securities - residential	7,727	310	—	8,037
Collateralized mortgage obligations - residential	2,986	4	(13)	2,977
	$59,884	$322	$(13)	$60,193
December 31, 2018
Certificates of deposit	$73,507	$—	$—	$73,507
Municipal securities	509	—	—	509
Mortgage-backed securities - residential	10,116	400	(38)	10,478
Collateralized mortgage obligations - residential	3,676	11	(2)	3,685
	$87,808	$411	$(40)	$88,179
Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support.

Equity Investments (1) (2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Visa Class B shares	$—	$3,427	$—	$3,427

(1)	Equity investments are included in Other Assets in the Consolidated Statements of Financial Condition.

(2)	There were no equity investments at December 31, 2019
The amortized cost and fair values of securities available-for-sale at December 31, 2019 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019
	Amortized Cost	Fair Value
Due in one year or less	$48,767	$48,768
Due after one year through five years	404	411
	49,171	49,179
Mortgage-backed securities - residential	7,727	8,037
Collateralized mortgage obligations - residential	2,986	2,977
	$59,884	$60,193
Investment securities available-for-sale with carrying amounts of $2.0 million and $2.7 million at December 31, 2019 and 2018, respectively, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES (continued)

Sales of equity securities were as follows:

	For the years ended December 31,
	2019	2018
Proceeds	$3,722	$4,059
Gross gains	295	3,572
Gross losses	—	(14)
Securities available-for-sale with unrealized losses at December 31, 2019 and 2018 not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
December 31, 2019
Collateralized mortgage obligations - residential	3	$1,566	$(10)	1	$937	$(3)	4	$2,503	$(13)

December 31, 2018
Mortgage-backed securities - residential	—	—	—	2	904	(38)	2	904	(38)
Collateralized mortgage obligations - residential	—	—	—	2	1,729	(2)	2	1,729	(2)
	—	$—	$—	4	$2,633	$(40)	4	$2,633	$(40)
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
Certain collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at December 31, 2019, but the unrealized loss was not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell the securities before their anticipated recovery occurs.
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
Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 25,702 Visa Class B shares that the Company owned as of December 31, 2018 were carried at $3.4 million in other assets with a corresponding gain.
The Bank sold the remaining 25,702 shares of Visa Class B common stock in the first quarter of 2019 and recorded a gain of $295,000.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE

Loans receivable are as follows:

	December 31,
	2019	2018
One-to-four family residential real estate	$55,750	$70,371
Multi-family mortgage	563,750	619,870
Nonresidential real estate	134,674	152,442
Construction and land	—	172
Commercial loans	145,714	187,406
Commercial leases	272,629	299,394
Consumer	2,211	1,539
	1,174,728	1,331,194
Net deferred loan origination costs	912	1,069
Allowance for loan losses	(7,632)	(8,470)
Loans, net	$1,168,008	$1,323,793
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
The Company originates real estate loans principally secured by first liens, both non-owner occupied and owner occupied commercial real estate. The non-owner occupied commercial real estate properties are predominantly multi-family apartment buildings, office buildings, light industrial buildings, shopping centers and mixed-use developments and, to a much lesser extent, more specialized properties such as nursing homes and other healthcare facilities.
Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. In general, loan amounts range between $500,000 and $5.0 million at December 31, 2019. Approximately 57.0% of the collateral is located outside of our primary market area; however, we do not have a concentration in any single market in excess of 25% of our loan portfolio outside of our primary market area. In underwriting multi-family mortgage loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), the age and condition of the collateral, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar properties and, proximity to diverse employment opportunities. Multi-family mortgage loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. Personal guarantees are usually obtained on multi-family mortgage loans if the borrower/property owner is a legal entity.
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
Generally, the Company’s commercial leases are secured primarily by technology equipment, medical equipment, material handling equipment and other capital equipment. Lessees tend to be publicly-traded companies with investment-grade rated debt or companies that have not issued public debt and therefore do not have a public debt rating. Commercial leases to these entities have a maximum outstanding credit exposure of $20.0 million to any single entity. Typically, commercial leases to these lessees have a maximum maturity of five years and a maximum outstanding credit exposure of $10.0 million to any single entity. In addition, the Company will originate commercial leases to lessees with below investment-grade public debt ratings and have a maximum outstanding credit exposure of $10.0 million to any single entity. Lease loans are almost always fully amortizing, with fixed interest rates.
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
Until December 31, 2017, the Company offered conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $2.5 million. One-to-four family residential mortgage loans were generally underwritten according to Fannie Mae guidelines, and loans that conformed to such

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

guidelines are referred to as “conforming loans.” Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%.
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
The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2019
One-to-four family residential real estate	$—	$675	$675	$1,835	$53,915	$55,750
Multi-family mortgage	—	3,676	3,676	620	563,130	563,750
Nonresidential real estate	—	1,176	1,176	288	134,386	134,674
Commercial loans	—	1,308	1,308	—	145,714	145,714
Commercial leases	—	757	757	—	272,629	272,629
Consumer	—	40	40	—	2,211	2,211
	$—	$7,632	$7,632	$2,743	$1,171,985	1,174,728
Net deferred loan origination costs						912
Allowance for loan losses						(7,632)
Loans, net						$1,168,008

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2018
One-to-four family residential real estate	$—	$699	$699	$2,218	$68,153	$70,371
Multi-family mortgage	—	3,991	3,991	653	619,217	619,870
Nonresidential real estate	27	1,449	1,476	270	152,172	152,442
Construction and land	—	4	4	—	172	172
Commercial loans	—	1,517	1,517	—	187,406	187,406
Commercial leases	—	755	755	—	299,394	299,394
Consumer	—	28	28	—	1,539	1,539
	$27	$8,443	$8,470	$3,141	$1,328,053	1,331,194
Net deferred loan origination costs						1,069
Allowance for loan losses						(8,470)
Loans, net						$1,323,793

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment:

	One-to-four family residential real estate	Multi-family mortgage	Non-residential real estate	Construc-tion and land	Commer-cial loans	Commer-cial leases	Consumer	Total
December 31, 2019
Allowance for loan losses:
Beginning balance	$699	$3,991	$1,476	$4	$1,517	$755	$28	$8,470
Provision for (recovery of) loan losses	123	(346)	(217)	(4)	4,224	2	43	3,825
Loans charged off	(222)	—	(83)	—	(4,443)	—	(31)	(4,779)
Recoveries	75	31	—	—	10	—	—	116
Total ending allowance balance	$675	$3,676	$1,176	$—	$1,308	$757	$40	$7,632

December 31, 2018
Allowance for loan losses:
Beginning balance	850	3,849	1,605	32	1,357	655	18	$8,366
Provision for (recovery of) loan losses	(126)	143	(36)	(30)	71	95	28	145
Loans charged off	(231)	(35)	(93)	—	(140)	—	(19)	(518)
Recoveries	206	34	—	2	229	5	1	477
Total ending allowance balance	$699	$3,991	$1,476	$4	$1,517	$755	$28	$8,470

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Impaired loans
The following tables present loans individually evaluated for impairment by class of loans:

	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2019
With no related allowance recorded
One-to-four family residential real estate	$2,168	$1,835	$339	$—	$2,208	$51
Multi-family mortgage - Illinois	620	620	—	—	637	37
Nonresidential real estate	280	288	—	—	589	2
	$3,068	$2,743	$339	$—	$3,434	$90

December 31, 2018
With no related allowance recorded
One-to-four family residential real estate	$2,751	$2,172	$575	$—	$3,274	$41
One-to-four family residential real estate - non-owner occupied	86	46	43	—	95	—
Multi-family mortgage - Illinois	654	653	—	—	795	39
	3,491	2,871	618	—	4,164	80

With an allowance recorded - nonresidential real estate	356	270	93	27	21	—
	$3,847	$3,141	$711	$27	$4,185	$80
Nonaccrual loans
The following tables present the recorded investment in nonaccrual and loans 90 days or more past due still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, still accruing
December 31, 2019
One-to-four family residential real estate	$598	$512	$—
Nonresidential real estate	280	288	—
Investment-rated commercial leases	47	—	47
	$925	$800	$47
December 31, 2018
One-to-four family residential real estate	$1,445	$1,168	$—
One-to-four family residential real estate – non-owner occupied	119	79	—
Nonresidential real estate	356	270	—
	$1,920	$1,517	$—
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The Company’s reserve for uncollected loan interest was $81,000 and $72,000 at December 31, 2019 and 2018, respectively. When a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.
Past Due Loans
The following tables present the aging of the recorded investment in past due loans at December 31, 2019 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans:
Owner occupied	$777	$340	$507	$1,624	$43,365	$44,989
Non-owner occupied	280	15	—	295	10,466	10,761
Multi-family mortgage:
Illinois	981	302	—	1,283	246,680	247,963
Other	—	—	—	—	315,787	315,787
Nonresidential real estate	—	—	288	288	134,386	134,674
Commercial loans:
Regional commercial banking	—	—	—	—	24,853	24,853
Health care	—	—	—	—	70,430	70,430
Direct commercial lessor	—	—	—	—	50,431	50,431
Commercial leases:
Investment-rated commercial leases	826	—	47	873	132,966	133,839
Other commercial leases	543	136	—	679	138,111	138,790
Consumer	24	37	—	61	2,150	2,211
	$3,431	$830	$842	$5,103	$1,169,625	$1,174,728

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the aging of the recorded investment in past due loans at December 31, 2018 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
One-to-four family residential real estate loans:
Owner occupied	$1,383	$638	$1,168	$3,189	$54,155	$57,344
Non-owner occupied	393	8	79	480	12,547	13,027
Multi-family mortgage:
Illinois	461	—	—	461	278,776	279,237
Other	—	—	—	—	340,633	340,633
Nonresidential real estate	—	270	—	270	152,172	152,442
Land	—	—	—	—	172	172
Commercial loans:
Regional commercial banking	—	—	—	—	39,574	39,574
Health care	—	—	—	—	85,343	85,343
Direct commercial lessor	—	—	—	—	62,489	62,489
Commercial leases:
Investment-rated commercial leases	498	—	—	498	165,711	166,209
Other commercial leases	—	—	—	—	133,185	133,185
Consumer	39	3	—	42	1,497	1,539
	$2,774	$919	$1,247	$4,940	$1,326,254	$1,331,194
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
The Company had no TDRs at December 31, 2019 and $17,000 of TDRs at 2018, with no specific valuation reserves allocated at December 31, 2018. The Company had no outstanding commitments to borrowers whose loans are classified as TDRs at December 31, 2018.
During the years ending December 31, 2019 and 2018, there were no loans modified and classified as TDRs. During the year ending December 31, 2018, there were no loans that subsequently defaulted within twelve months of their modification.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.
As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans:
Owner occupied	$43,908	$36	$533	$512	$44,989
Non-owner occupied	10,696	30	35	—	10,761
Multi-family mortgage:
Illinois	247,757	—	206	—	247,963
Other	315,787	—	—	—	315,787
Nonresidential real estate	134,134	162	90	288	134,674
Commercial loans:
Regional commercial banking	24,853	—	—	—	24,853
Health care	62,084	8,346	—	—	70,430
Direct commercial lessor	50,431	—	—	—	50,431
Commercial leases:
Investment-rated commercial leases	133,332	507	—	—	133,839
Other commercial leases	137,893	761	136	—	138,790
Consumer	2,153	5	53	—	2,211
	$1,163,028	$9,847	$1,053	$800	$1,174,728

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
One-to-four family residential real estate loans:
Owner occupied	$55,353	$495	$328	$1,168	$57,344
Non-owner occupied	12,911	—	37	79	13,027
Multi-family mortgage:
Illinois	279,021	—	216	—	279,237
Other	340,633	—	—	—	340,633
Nonresidential real estate	151,793	281	98	270	152,442
Land	172	—	—	—	172
Commercial loans:
Regional commercial banking	34,764	4,810	—	—	39,574
Health care	85,001	—	342	—	85,343
Direct commercial lessor	62,489	—	—	—	62,489
Commercial leases:
Investment-rated commercial leases	165,508	701	—	—	166,209
Other commercial leases	133,185	—	—	—	133,185
Consumer	1,529	3	7	—	1,539
	$1,322,359	$6,290	$1,028	$1,517	$1,331,194
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
The following represents the roll forward of OREO and the composition of OREO properties.

	At and For the Years Ended December 31,
	2019	2018
Beginning balance	$1,226	$2,351
New foreclosed properties	186	1,482
Valuation adjustments	(38)	(27)
Sales	(1,188)	(2,580)
Ending balance	$186	$1,226

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - OTHER REAL ESTATE OWNED (continued)

	December 31, 2019			December 31, 2018
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$186	$—	$186	$875	$—	$875
Multi-family mortgage	—	—	—	276	—	276
Nonresidential real estate	—	—	—	74	—	74
Land	—	—	—	24	(23)	1
	$186	$—	$186	$1,249	$(23)	$1,226
Activity in the valuation allowance is as follows:

	At and For the Years Ended December 31,
	2019	2018
Beginning of year	$23	$305
Additions charged to expense	38	27
Reductions from sales of other real estate owned	(61)	(309)
End of year	$—	$23
At December 31, 2019 and 2018, the balance of OREO includes no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At December 31, 2019 and 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $237,000 and $349,000, respectively.
NOTE 6 – PREMISES AND EQUIPMENT
Year-end premises and equipment are as follows:

	December 31,
	2019	2018
Land and land improvements	$11,918	$12,359
Buildings and improvements	30,585	30,602
Furniture and equipment	9,454	10,039
Computer equipment	4,326	4,232
	56,283	57,232
Accumulated depreciation	(31,937)	(32,027)
	$24,346	$25,205
Depreciation of premises and equipment was $1.6 million and $1.5 million for the years ended December 31, 2019 and 2018, respectively.
In December 2017, we agreed to a letter of intent to sell our corporate office building located at 60 North Frontage Road, Burr Ridge, Illinois. The asset was recorded in our financial statements at December 31, 2017 as premises held-for-sale at a net cost of $5.7 million. On April 23, 2018, the Bank sold its office building. A net gain of $93,000 was recorded in the second quarter of 2018 in connection with the sale.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - LEASES

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
The following table represents the classification of the Company's right of use and lease liabilities:

	Statement of Financial Condition Location	December 31, 2019
Operating Lease Right of Use Asset:
Gross carrying amount		$6,694
Accumulated amortization		(848)
Net book value	Other assets	$5,846

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$5,846
The right of use assets are included in other assets and the lease obligations are included in other liabilities in the accompanying consolidated statements of financial condition.
At December 31, 2019, the weighted-average remaining lease term for the operating leases was 9.0 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.16%. The Company utilized the FHLB fixed rate advance rate as of January 1, 2019 for the term most closely aligning with the remaining lease term.

For the year ended December 31, 2019
Lease cost:
Operating lease cost	$848
Short-term lease cost	112
Sublease income	(51)
Total lease cost	$909

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$901

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 7 - LEASES (continued)

Future minimum payments under non-cancellable operating leases with terms longer than 12 months, are disclosed below at December 31, 2019. Future minimum payments on shorter term lease are excluded as the amounts are insignificant.

Twelve months ended December 31,
2020	$906
2021	925
2022	965
2023	950
2024	500
Thereafter	2,724
Total future minimum operating lease payments	6,970
Amounts representing interest	(1,124)
Present value of net future minimum operating lease payments	$5,846
NOTE 8 - DEPOSITS
Composition of deposits is as follows:

	December 31,
	2019	2018
Noninterest-bearing demand deposits	$210,762	$230,041
Interest-bearing NOW accounts	273,168	275,830
Money market accounts	245,610	255,951
Savings deposits	153,183	152,334
Certificates of deposit	402,034	438,328
	$1,284,757	$1,352,484
Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $89.3 million and $81.5 million at December 31, 2019 and 2018, respectively. Certificates of deposits include wholesale certificates totaling $65.1 million and $106.3 million at December 31, 2019 and 2018, respectively. Of those certificates, $21.9 million and $69.9 million are brokered at December 31, 2019 and 2018, respectively.
Scheduled maturities of certificates of deposit for the next five years are as follows:

2020	$335,937
2021	48,930
2022	13,335
2023	1,645
2024	2,187
$402,034

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 9 — BORROWNGS

At year-end, advances from the FHLB were as follows:

	December 31,
	2019		2018
	Contractual Rate	Amount	Contractual Rate	Amount
Fixed-rate advance from FHLB, due within 1 year	—%	$—	2.51%	$20,000
The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLB. All of the Bank’s FHLB common stock is pledged as additional collateral for these advances. At December 31, 2019, $32.5 million and $406.0 million of first mortgage and multi-family mortgage loans, respectively, collateralized potential advances. At December 31, 2019, we had the ability to borrow an additional $367.7 million under our credit facilities with the FHLB. The Company also had available pre-approved overnight federal funds borrowing. At December 31, 2019 and 2018, there was no outstanding balance on these lines.
Securities sold under agreements to repurchase are shown below.

	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
December 31, 2019
Repurchase agreements and repurchase-to-maturity transactions	$61	$—	$—	$—	$61
Gross amount of recognized liabilities for repurchase agreements in Statement of Financial Condition					$61

December 31, 2018
Repurchase agreements and repurchase-to-maturity transactions	$1,049	$—	$—	$—	$1,049
Gross amount of recognized liabilities for repurchase agreements in Statement of Financial Condition					$1,049
Securities sold under agreements to repurchase were secured by mortgage-backed securities with a carrying amount of $2.0 million and $2.7 million at December 31, 2019 and 2018, respectively.
As the securities’ values fluctuate due to market conditions, the Company has no control over the market value.  The Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase price, per the agreement.

Table of Contents
BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES

The income tax expense is as follows:

	For the years ended December 31,
	2019	2018
Current expense	$1,863	$378
Deferred expense	2,362	6,328
Total income tax expense	$4,225	$6,706
A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 21% for 2019 and 2018, to the income tax expense in the consolidated statements of operations follows:

	For the years ended December 31,
	2019	2018
Expense computed at the statutory federal tax rate	$3,339	$5,470
State taxes and other, net	915	1,564
Bank-owned life insurance	(29)	(328)
	$4,225	$6,706
Effective income tax rate	26.57%	25.74%
Retained earnings at December 31, 2019 and 2018 include $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.
The net deferred tax asset is as follows:

	December 31,
	2019	2018
Gross deferred tax assets
Allowance for loan losses	$2,043	$2,279
Alternative minimum tax, general business credit and net operating loss carryforwards	4,452	6,669
Lease liability	1,565	—
Tax deductible goodwill and core deposit intangible	314	561
Other	741	1,256
	9,115	10,765
Gross deferred tax liabilities
Net deferred loan origination costs	(1,013)	(1,186)
Purchase accounting adjustments	(1,623)	(1,673)
Right of use asset	(1,565)	—
Other	(958)	(649)
Unrealized gain on securities	(83)	(1,022)
	(5,242)	(4,530)
	$3,873	$6,235
As of December 31, 2019 and 2018, the Company’s net deferred tax asset (“DTA”) was $3.9 million and $6.2 million, respectively.
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
The Company’s ability to realize the DTA is dependent upon the generation of future taxable income during the periods in which the tax attributes underlying the DTA become deductible. The amount of the DTA that will ultimately be realized will be impacted by the Company’s future taxable income, any changes to the many variables that could impact future taxable income and the then applicable corporate tax rate. As of December 31, 2019 and 2018, management determined that it is more likely than not that the Company will be able to utilize the entire DTA.
At December 31, 2019, the Company had a federal net operating loss carryforward of $7.3 million relating to its acquisition of Downers Grove National Bank, which is subject to utilization limitations under Section 382 of the Internal Revenue Code, and will begin to expire in 2030, and $225,000 of alternative minimum tax credit carryforward that does not expire and is subject to utilization limitations under Section 382 of the Internal Revenue Code. At December 31, 2019, the Company had a state net operating loss carryforward for the State of Illinois of $50.1 million, which will begin to expire in 2023.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2019	2018
Beginning of year	$198	$129
Additions based on tax positions related to the current year	62	85
Additions for tax positions of prior years	—	4
Reductions due to the statute of limitations and reductions for tax positions of prior years	(16)	(20)
End of year	$244	$198
The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2019 and 2018, the Company has immaterial amounts accrued for potential interest and penalties.
The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the various states where the Company does business. The Company is no longer subject to examination by the federal taxing authorities for years before 2016 and the Illinois taxing authorities for years before 2016.
NOTE 11– REGULATORY MATTERS
The Bank is subject to regulatory capital requirements administered by the federal banking agencies. The capital adequacy guidelines and prompt corrective action regulations, involve the quantitative measurement of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. The failure to meet minimum capital requirements can result in regulatory actions. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective in 2015. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.
In addition, as a result of the legislation, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%, and have established 9% as the minimum capital level, effective March 31, 2020. A financial institution can elect to be subject to this new definition.
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
The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the CCB. The minimum CCB is 2.5%.
As of December 31, 2019, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.
Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital (to risk-weighted assets)	$170,203	16.38%	$83,130	8.00%	$103,913	10.00%
Tier 1 (core) capital (to risk-weighted assets)	162,455	15.63	62,348	6.00	83,130	8.00
Common Tier 1 (CET1)	162,455	15.63	46,761	4.50	67,543	6.50
Tier 1 (core) capital (to adjusted average total assets)	162,455	10.89	59,666	4.00	74,583	5.00

December 31, 2018
Total capital (to risk-weighted assets)	178,664	15.30	93,430	8.00	$116,787	10.00%
Tier 1 (core) capital (to risk-weighted assets)	170,194	14.57	70,072	6.00	93,430	8.00
Common Tier 1 (CET1)	170,194	14.57	52,554	4.50	75,912	6.50
Tier 1 (core) capital (to adjusted average total assets)	170,194	11.03	61,721	4.00	77,151	5.00
NOTE 12 – EMPLOYEE BENEFIT PLANS
Employee Stock Ownership Plan ("ESOP"). On March 29, 2017, the ESOP was terminated and the ESOP repaid all amounts owing under the ESOP’s Term Loan Agreement with the Company (the “Share Acquisition Loan”). The ESOP repaid the Share Acquisition Loan by transferring 753,490 unallocated shares of the Company’s common stock to the Company in exchange for the full satisfaction of the Share Acquisition Loan, using the valuation method provided for in the ESOP. A total of 78,362 unallocated shares remained in the ESOP after the Share Acquisition Loan was repaid, and these shares were released and were allocated to the accounts of eligible ESOP participants who were actively employed by the Bank as of March 29, 2017, based on their account balances. These transactions resulted in the recording of one-time, non-cash, non-tax deductible equity compensation expense of $1.1 million in the first quarter of 2017. The Share Acquisition Loan had no outstanding principal balance at December 31, 2019 and 2018.
The Company made the Share Acquisition Loan to the ESOP in the original principal amount of $19.6 million in connection with the Company’s mutual to stock conversion in 2005. The proceeds of the Share Acquisition Loan were used by the ESOP to purchase 1,957,300 shares of the Company’s common stock issued in the subscription offering at a price of $10.00 per share. The Share Acquisition Loan was secured by a pledge of the acquired shares and the ESOP made annual loan payments with funds it received

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 12 – EMPLOYEE BENEFIT PLANS (continued)

from the Bank’s discretionary contributions to the ESOP in subsequent years and dividends it received on unallocated shares. As loan payments were made, the Company recorded compensation expense based on the allocation of shares released.
Contributions to the ESOP were zero for the years ended December 31, 2019 and 2018. Expense related to the ESOP was zero for the years ended December 31, 2019 and 2018.
Shares held by the ESOP were as follows:

December 31, 2018
Allocated to participants	885,896
Distributed to participants	(885,896)
Total ESOP shares	—
Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company provides a match of $0.50 on each $1.00 of contribution up to 6% of eligible compensation beginning April 1, 2007. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $320,000 and $506,000 were made for the years ended December 31, 2019 and 2018, respectively.
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
Restricted stock awards generally vested annually over varying periods from three to five years and vesting was subject to acceleration in certain circumstances. All remaining restricted stock awards vested or were forfeited during 2018. The Company recognized zero expense relating to the grant of shares of restricted stock during the years ended December 31, 2019 and 2018. No further shares of restricted stock will be granted.

Restricted Stock	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Term to Vest (in years)	Aggregate Intrinsic Value (1)
Shares outstanding at January 1, 2018	940	$8.14	0.00	$14
Shares granted	—	—
Shares vested	(694)	8.14
Shares forfeited	(246)	8.14
Shares outstanding at December 31, 2018	—	$—	0.00	$—

(1)	Restricted stock aggregate intrinsic value represents the number of shares of restricted stock multiplied by the market price of the common stock underlying the outstanding shares on the date shown.
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

NOTE 14 – LOAN COMMITMENTS AND OTHER OFF-BALANCE-SHEET ACTIVITIES (continued)

The following is a summary of the contractual or notional amount of each significant class of off-balance-sheet financial instruments outstanding. The Company’s exposure to credit loss in the event of nonperformance by the counterparty for commitments to extend credit, standby letters of credit, and unused lines of credit is represented by the contractual notional amount of these instruments.
The contractual or notional amounts are as follows:

	December 31,
	2019	2018
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$19,737	$75,180
Standby letters of credit	6,119	5,965
Unused lines of credit	149,771	152,554
Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loans commitment totaled $11.9 million with interest rates ranging from 3.15% to 5.25% and maturities ranging from 1 to 30 years.
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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2019
Securities:
Certificates of deposit	$—	$48,666	$—	$48,666
Municipal securities	—	513	—	513
Mortgage-backed securities – residential	—	8,037	—	8,037
Collateralized mortgage obligations – residential	—	2,977	—	2,977
	$—	$60,193	$—	$60,193

December 31, 2018
Securities:
Certificates of deposit	$—	$73,507	$—	$73,507
Municipal securities	—	509	—	509
Mortgage-backed securities - residential	—	10,478	—	10,478
Collateralized mortgage obligations – residential	—	3,685	—	3,685
	$—	$88,179	$—	$88,179
The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2018
Impaired loans - Nonresidential real estate	$—	$—	$243	$243
Other real estate owned - Land	$—	$—	$1	$1
Other investments (1)	$—	$—	$3,427	$3,427

(1)	See Note 1 for additional disclosures resulting from the Company's adoption of ASU 2016-01.
At December 31, 2019 there were no impaired loans that were measured for impairment using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances. At December 31, 2018 there was one nonresidential impaired loan with a carrying value of $270,000 and a valuation allowance of $27,000 that was measured for impairment using the fair value of the collateral for collateral–dependent loans and which had a specific valuation allowance.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 15 – FAIR VALUE (continued)

At December 31, 2019 there were no OREO properties with valuation allowances, compared to OREO land carried at the lower of cost or fair value less costs to sell, with a carrying value of $24,000 less a valuation allowance of $23,000, or $1,000, at December 31, 2018.
The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned - Land	$1	Sales comparison	Discount applied to valuation	12.3%
The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at December 31, 2019 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$190,325	$9,785	$180,540	$—	$190,325
Securities	60,193	—	60,193	—	60,193
Loans receivable, net of allowance for loan losses	1,168,008	—	—	1,177,459	1,177,459
FHLB and FRB stock	7,490	—	—	—	N/A
Accrued interest receivable	4,563	—	252	4,311	4,563
Financial liabilities
Certificates of deposit	402,034	—	402,914	—	402,914
Borrowings	61	—	61	—	61

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$98,204	$13,805	$84,399	$—	$98,204
Securities available-for-sale	88,179	—	88,179	—	88,179
Loans receivable, net of allowance for loan losses	1,323,793	—	—	1,315,855	1,315,855
FHLB and FRB stock	8,026	—	—	—	N/A
Accrued interest receivable	4,952	—	249	4,703	4,952
Financial liabilities
Certificates of deposit	438,328	—	436,598	—	436,598
Borrowings	21,049	—	21,050	—	21,050
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

	For the years ended December 31,
	2019	2018
Deposit service charges and fees	$3,844	$3,968
Loan servicing fees(1)	451	439
Mortgage brokerage and banking fees (1)	149	257
Gain on sale of equity securities (1)	295	3,558
Unrealized gain on equity securities (1)	—	3,427
Gain on sale of premises held-for-sale	—	93
Loss on disposal of other assets	(44)	—
Trust and insurance commissions and annuities income	844	937
Earnings on bank-owned life insurance (1)	136	174
Bank-owned life insurance death benefit (1)	—	1,389
Other (1)	497	635
Total noninterest income	$6,172	$14,877

(1)	Not within the scope of ASC 606
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
Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees. Interchange income for the years ended December 31, 2019 and 2018 was $1.5 million.
Gain on sale of premises held-for-sale: On April 23, 2018, the Bank sold its office building in Burr Ridge, Illinois. The sale was to an unrelated party and title was transferred at closing. As such, the transaction constituted a sale and a net gain was recorded in the second quarter of 2018.
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
Gains/losses on sales of OREO and other assets: The Company records a gain or loss from the sale of OREO and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. OREO sales for the years ended December 31, 2019 and 2018 were not financed by the Company.
NOTE 17 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of BankFinancial Corporation as of December 31, 2019 and 2018 and for the two years then ended are as follows:
Condensed Statements of Financial Condition

	December 31,
	2019	2018
Assets
Cash in subsidiary	$6,864	$11,227
Investment in subsidiary	164,847	173,253
Deferred tax asset	558	1,999
Other assets	2,115	3,317
	$174,384	$189,796
Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$12	$2,646
Total stockholders’ equity	174,372	187,150
	$174,384	$189,796
Condensed Statements of Operations

	For the years ended December 31,
	2019	2018
Dividends from subsidiary	$21,200	$36,044
Other expense	1,600	1,573
Income before income tax and undistributed subsidiary excess distributions	19,600	34,471
Income tax benefit	(433)	(398)
Income before equity in undistributed subsidiary excess distributions	20,033	34,869
Equity in undistributed subsidiary excess distributions	(8,361)	(15,527)
Net income	$11,672	$19,342

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 17 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows

	For the years ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$11,672	$19,342
Adjustments:
Equity in undistributed subsidiary excess distributions	8,361	15,527
Change in other assets	2,643	67
Change in accrued expenses and other liabilities	(2,634)	(369)
Net cash from operating activities	20,042	34,567
Cash flows from financing activities
Repurchase and retirement of common stock	(18,139)	(23,284)
Cash dividends paid on common stock	(6,266)	(6,449)
Net cash used in financing activities	(24,405)	(29,733)
Net change in cash in subsidiary	(4,363)	4,834
Beginning cash in subsidiary	11,227	6,393
Ending cash in subsidiary	$6,864	$11,227
NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For the year ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$16,526	$16,522	$16,628	$15,732
Interest expense	3,307	3,419	3,386	3,105
Net interest income	13,219	13,103	13,242	12,627
Provision for (recovery of) loan losses	(87)	3,957	(134)	89
Net interest income	13,306	9,146	13,376	12,538
Noninterest income	1,624	1,426	1,474	1,648
Noninterest expense	10,098	9,472	9,509	9,562
Income before income taxes	4,832	1,100	5,341	4,624
Income tax expense	1,281	293	1,417	1,234
Net income	$3,551	$807	$3,924	$3,390
Basic and diluted earnings per common share	$0.22	$0.05	$0.26	$0.22
The Company recorded net income of $3.4 million, or $0.22 per common share, for the fourth quarter of 2019. The Company’s net interest income before provision for loan losses was $12.6 million due to the decline in the loan portfolio and lower market yields. The Company’s fourth quarter 2019 noninterest expense includes a $24,000 net recovery of non-performing loans expenses due to collections of previous recognized expenses.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (unaudited) (continued)

	For the year ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$14,748	$15,020	$15,373	$16,146
Interest expense	1,727	2,039	2,408	3,043
Net interest income	13,021	12,981	12,965	13,103
Provision for (recovery of) loan losses	(258)	23	(23)	403
Net interest income	13,279	12,958	12,988	12,700
Noninterest income	1,539	3,094	1,570	8,674
Noninterest expense	9,959	10,215	9,425	11,155
Income before income taxes	4,859	5,837	5,133	10,219
Income tax expense	1,300	1,207	1,396	2,803
Net income	$3,559	$4,630	$3,737	$7,416
Basic and diluted earnings per common share	$0.20	$0.26	$0.22	$0.44
The Company recorded net income of $7.4 million, or $0.44 per common share, for the fourth quarter of 2018. The Company’s net interest income before provision for loan losses was $13.1 million due to stronger loan originations and improved asset quality. which was offset by increased interest-bearing liabilities at higher cost of funds. The Company’s fourth quarter 2018 operating results include $3.6 million of gain on sale of Visa B stock common shares as well as $3.4 million in unrealized gain on Visa B common shares. Compensation expense includes $1.0 million in accrued expense, related to certain contract termination and severance payments.

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
(c) Changes in internal controls.
There were no changes made in our internal controls during the fourth quarter of 2019 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls.
See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 included as Exhibits 31.1 and 31.2 to this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BankFinancial Corporation

Opinion on the Internal Control Over Financial Reporting
We have audited BankFinancial Corporation and Subsidiary's (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 5, 2020 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Chicago, Illinois
March 5, 2020

ITEM 9B.	OTHER INFORMATION
Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Information concerning directors and executive officers of the Company is incorporated herein by reference from our definitive Proxy Statement related to our 2020 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the sections captioned “Election of Directors; Information with Respect to Directors and Executive Officers.”
Section 16(a) Beneficial Ownership Reporting Compliance
Information concerning Section 16(a) compliance is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports.”
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

(A)	Reports of Independent Registered Accounting Firms

(B)	Consolidated Statements of Financial Condition at December 31, 2019 and 2018

(C)	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

(G)	Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Articles of Incorporation of BankFinancial Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.2	Bylaws of BankFinancial Corporation	Exhibit 3.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.3	Articles of Amendment to Charter of BankFinancial Corporation	Exhibit 3.3 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.4	Restated Bylaws of BankFinancial Corporation	Exhibit 3.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on November 4, 2014
4.1	Form of Common Stock Certificate of BankFinancial Corporation	Exhibit 4 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
4.2	Description of Registrant's Securities	Filed herewith
10.1	BankFinancial FSB Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008
10.2	BankFinancial FSB Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008
10.3	Form of Stock Appreciation Rights Agreement	Exhibit 10.8 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.4	BankFinancial Corporation Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008
10.5	BankFinancial Corporation Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008
10.6	BankFinancial Corporation Employment Agreement with Elizabeth A. Doolan	Exhibit 10.28 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.
10.7	BankFinancial FSB Employment Agreement with Elizabeth A. Doolan	Exhibit 10.29 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.
10.8	BankFinancial FSB Employment Agreement with Gregg T. Adams	Exhibit 10.30 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on April 30, 2010.
10.9	BankFinancial FSB Employment Agreement with John G. Manos	Exhibit 10.31 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on April 30, 2010.

	Exhibit	Location
10.10	Form of Extension of Term of Employment Period, for Named Executive Officers of BankFinancial FSB (pursuant to terms of existing agreements)	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on April 29, 2016
10.11	Amendment No. 2 to the Amended and Restated Employment Agreement between BankFinancial, National Association and F. Morgan Gasior	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, originally filed with the Securities and Exchange Commission on July 26, 2017
10.12	Amendment No. 2 to the Amended and Restated Employment Agreement between BankFinancial, National Association and Paul A. Cloutier	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company, originally filed with the Securities and Exchange Commission on July 26, 2017
10.13	Amendment No. 2 to the Amended and Restated Employment Agreement between BankFinancial, National Association and John G. Manos	Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company, originally filed with the Securities and Exchange Commission on July 26, 2017
10.14	Amendment No. 2 to the Amended and Restated Employment Agreement between BankFinancial Corporation and F. Morgan Gasior	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on August 1, 2017
10.15	Amendment No. 2 to the Amended and Restated Employment Agreement between BankFinancial Corporation and Paul A. Cloutier	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on August 1, 2017
10.16	Form of Extension of Term of Employment Period, for Named Executive Officers of BankFinancial, National Association (pursuant to terms of existing agreements)	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on June 19, 2018
14	Code of Ethics for Senior Financial Officers	Exhibit 14 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 27, 2006
21	Subsidiaries of Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
23.1	Consent of RSM US LLP	Filed herewith
23.2	Consent of Crowe LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
101
The following financial statements from the BankFinancial Corporation Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv)consolidated statements of changes in stockholders' equity, (v)consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
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

BANKFINANCIAL CORPORATION
Date:	March 5, 2020	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	March 5, 2020
F. Morgan Gasior	(Principal Executive Officer)

/s/ Paul A. Cloutier	Executive Vice President and Chief Financial Officer	March 5, 2020
Paul A. Cloutier	(Principal Financial Officer)

/s/ Elizabeth A. Doolan	Senior Vice President and Controller	March 5, 2020
Elizabeth A. Doolan	(Principal Accounting Officer)

/s/ Cassandra J. Francis	Director	March 5, 2020
Cassandra J. Francis

/s/ John M. Hausmann	Director	March 5, 2020
John M. Hausmann

/s/ Thomas F. O'Neill	Director	March 5, 2020
Thomas F. O'Neill

/s/ Terry R. Wells	Director	March 5, 2020
Terry R. Wells

/s/ Glen R. Wherfel	Director	March 5, 2020
Glen R. Wherfel