Form 10-Q
period 2020-03-31
BankFinancial CORP
filed 2020-04-21
CIK 1303942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. At April 17, 2020, there were 15,042,268 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION
Form 10-Q
March 31, 2020

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data) - Unaudited

	March 31, 2020	December 31, 2019
Assets
Cash and due from other financial institutions	$14,652	$9,785
Interest-bearing deposits in other financial institutions	155,286	180,540
Cash and cash equivalents	169,938	190,325
Securities, at fair value	63,853	60,193
Loans receivable, net of allowance for loan losses: March 31, 2020, $8,112 and December 31, 2019, $7,632	1,147,628	1,168,008
Other real estate owned, net	110	186
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises and equipment, net	24,202	24,346
Accrued interest receivable	4,698	4,563
Bank-owned life insurance	18,977	18,945
Deferred taxes	3,644	3,873
Other assets	9,742	10,086
Total assets	$1,450,282	$1,488,015

Liabilities
Deposits
Noninterest-bearing	$211,142	$210,762
Interest-bearing	1,042,609	1,073,995
Total deposits	1,253,751	1,284,757
Borrowings	—	61
Advance payments by borrowers for taxes and insurance	8,169	10,222
Accrued interest payable and other liabilities	15,367	18,603
Total liabilities	1,277,287	1,313,643

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 15,072,268 shares issued at March 31, 2020 and 15,278,464 shares issued at December 31, 2019	151	153
Additional paid-in capital	110,220	112,420
Retained earnings	62,469	61,573
Accumulated other comprehensive income	155	226
Total stockholders’ equity	172,995	174,372
Total liabilities and stockholders’ equity	$1,450,282	$1,488,015

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) - Unaudited

	Three Months Ended March 31,
	2020	2019
Interest and dividend income
Loans, including fees	$13,611	$15,352
Securities	304	602
Other	738	572
Total interest income	14,653	16,526
Interest expense
Deposits	2,684	3,221
Borrowings	—	86
Total interest expense	2,684	3,307
Net interest income	11,969	13,219
Provision for (recovery of) loan losses	471	(87)
Net interest income after provision for (recovery of) loan losses	11,498	13,306
Noninterest income
Deposit service charges and fees	887	930
Loan servicing fees	63	23
Mortgage brokerage and banking fees	29	28
Gain on sale of equity securities	—	295
Loss on disposal of other assets	(2)	(19)
Trust and insurance commissions and annuities income	282	205
Earnings on bank-owned life insurance	32	30
Other	107	132
Total noninterest income	1,398	1,624
Noninterest expense
Compensation and benefits	5,518	5,703
Office occupancy and equipment	1,800	1,845
Advertising and public relations	152	161
Information technology	822	692
Professional fees	263	306
Supplies, telephone, and postage	300	399
Amortization of intangibles	14	20
Nonperforming asset management	40	54
Operations of other real estate owned, net	(17)	(44)
FDIC insurance premiums	34	108
Other	702	854
Total noninterest expense	9,628	10,098
Income before income taxes	3,268	4,832
Income tax expense	850	1,281
Net income	$2,418	$3,551
Basic and diluted earnings per common share	$0.16	$0.22
Basic and diluted weighted average common shares outstanding	15,205,731	16,202,303

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three Months Ended March 31,
	2020	2019
Net income	2,418	3,551
Unrealized holding (loss) gain arising during the period	(97)	6
Tax effect	26	(1)
Net of tax	(71)	5
Comprehensive income	$2,347	$3,556

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data) - Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehen-sive Income	Total
Balance at January 1, 2019	$165	$130,547	$56,167	$271	187,150
Net income	—	—	3,551	—	3,551
Other comprehensive income, net of tax	—	—	—	5	5
Repurchase and retirement of common stock (837,015 shares)	(8)	(12,832)	—	—	(12,840)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,646)	—	(1,646)
Balance at March 31, 2019	$157	$117,715	$58,072	$276	$176,220

Balance at January 1, 2020	$153	$112,420	$61,573	$226	$174,372
Net income	—	—	2,418	—	2,418
Other comprehensive loss, net of tax	—	—	—	(71)	(71)
Repurchase and retirement of common stock (206,196 shares)	(2)	(2,200)	—	—	(2,202)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,522)	—	(1,522)
Balance at March 31, 2020	$151	$110,220	$62,469	$155	$172,995

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$2,418	$3,551
Adjustments to reconcile to net income to net cash from operating activities
Provision for (recovery of) loan losses	471	(87)
Depreciation	403	391
Amortization of premiums and discounts on securities and loans	1	1
Amortization of intangibles	14	20
Amortization of servicing assets	15	17
Net change in net deferred loan origination costs	64	7
Gain on sale of other real estate owned	(30)	(95)
Gain on sale of equity securities	—	(295)
Loss on disposal of other assets	2	19
Earnings on bank-owned life insurance	(32)	(30)
Net change in:
Accrued interest receivable	(135)	(459)
Other assets	708	1,293
Accrued interest payable and other liabilities	(3,336)	(3,991)
Net cash from operating activities	563	342
Cash flows from investing activities
Securities
Proceeds from maturities	23,188	30,974
Proceeds from principal repayments	810	449
Proceeds from sale of equity securities	—	3,722
Purchases of securities	(27,756)	(26,479)
Net decrease in loans receivable	19,818	17,325
Proceeds from sale of other real estate owned	95	446
Purchase of premises and equipment, net	(261)	(197)
Net cash from investing activities	15,894	26,240

Continued

BANKFINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities
Net change in:
Deposits	$(31,006)	$(25,738)
Borrowings	(61)	(4,943)
Advance payments by borrowers for taxes and insurance	(2,053)	(1,397)
Repurchase and retirement of common stock	(2,202)	(12,840)
Cash dividends paid on common stock	(1,522)	(1,646)
Net cash used in financing activities	(36,844)	(46,564)
Net change in cash and cash equivalents	(20,387)	(19,982)
Beginning cash and cash equivalents	190,325	98,204
Ending cash and cash equivalents	$169,938	$78,222

Supplemental disclosures of cash flow information:
Interest paid	$2,683	$3,453
Income taxes paid	65	375
Loans transferred to other real estate owned	—	46
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	111	6,694

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, National Association (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three month period ended March 31, 2020 is not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020 or for any other period.
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
COVID-19: The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact net interest income and noninterest income. Other financial impact could occur though such potential impact is unknown at this time.
Reclassifications: Certain reclassifications have been made in the prior period’s financial statements to conform them to the current period’s presentation.
These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission.
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

	Three Months Ended March 31,
	2020	2019
Net income available to common stockholders	$2,418	$3,551
Basic and diluted weighted average common shares outstanding	15,205,731	16,202,303
Basic and diluted earnings per common share	$0.16	$0.22

NOTE 3 - SECURITIES
The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
March 31, 2020
Certificates of deposit	$53,234	$—	$—	$53,234
Municipal securities	505	6	—	511
Mortgage-backed securities - residential	7,062	237	—	7,299
Collateralized mortgage obligations - residential	2,840	3	(34)	2,809
	$63,641	$246	$(34)	$63,853
December 31, 2019
Certificates of deposit	$48,666	$—	$—	$48,666
Municipal securities	505	8	—	513
Mortgage-backed securities - residential	7,727	310	—	8,037
Collateralized mortgage obligations - residential	2,986	4	(13)	2,977
	$59,884	$322	$(13)	$60,193
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

	March 31, 2020
	Amortized Cost	Fair Value
Due in one year or less	$53,335	$53,335
Due after one year through five years	404	410
	53,739	53,745
Mortgage-backed securities - residential	7,062	7,299
Collateralized mortgage obligations - residential	2,840	2,809
	$63,641	$63,853
Investment securities with carrying amounts of $1.5 million and $2.0 million at March 31, 2020 and December 31, 2019, respectively, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.
Sales of equity securities were as follows:

	Three Months Ended March 31,
	2020	2019
Proceeds	$—	$3,722
Gross gains	—	295
Gross losses	—	—
Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
March 31, 2020
Collateralized mortgage obligations - residential	$2	$623	$(2)	$3	$1,941	$(32)	5	$2,564	$(34)

December 31, 2019
Collateralized mortgage obligations - residential	3	$1,566	$(10)	1	$937	$(3)	4	$2,503	$(13)
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
Certain collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at March 31, 2020, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.
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
The Bank sold 25,702 shares of Visa Class B common stock in the fourth quarter of 2018 and the remaining 25,702 shares of Visa Class B common stock in the first quarter of 2019 and recorded a gain of $295,000.
NOTE 4 - LOANS RECEIVABLE
Loans receivable are as follows:

	March 31, 2020	December 31, 2019
One-to-four family residential real estate	$52,849	$55,750
Multi-family mortgage	542,421	563,750
Nonresidential real estate	133,432	134,674
Commercial loans	158,049	145,714
Commercial leases	266,063	272,629
Consumer	2,078	2,211
	1,154,892	1,174,728
Net deferred loan origination costs	848	912
Allowance for loan losses	(8,112)	(7,632)
Loans, net	$1,147,628	$1,168,008
The following tables present the balance in the allowance for loan losses and loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
March 31, 2020
One-to-four family residential real estate	$—	$682	$682	$1,826	$51,023	$52,849
Multi-family mortgage	—	3,869	3,869	612	541,809	542,421
Nonresidential real estate	—	1,460	1,460	288	133,144	133,432
Commercial loans	—	1,275	1,275	—	158,049	158,049
Commercial leases	—	780	780	88	265,975	266,063
Consumer	—	46	46	—	2,078	2,078
	$—	$8,112	$8,112	$2,814	$1,152,078	1,154,892
Net deferred loan origination costs						848
Allowance for loan losses						(8,112)
Loans, net						$1,147,628

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2019
One-to-four family residential real estate	$—	$675	$675	$1,835	$53,915	$55,750
Multi-family mortgage	—	3,676	3,676	620	563,130	563,750
Nonresidential real estate	—	1,176	1,176	288	134,386	134,674
Commercial loans	—	1,308	1,308	—	145,714	145,714
Commercial leases	—	757	757	—	272,629	272,629
Consumer	—	40	40	—	2,211	2,211
	$—	$7,632	$7,632	$2,743	$1,171,985	1,174,728
Net deferred loan origination costs						912
Allowance for loan losses						(7,632)
Loans, net						$1,168,008
The following table represents the activity in the allowance for loan losses by portfolio segment:

	One-to-four family residential real estate	Multi-family mortgage	Non-residential real estate	Construc-tion and land	Commer-cial loans	Commer-cial leases	Consumer	Total
March 31, 2020
Allowance for loan losses:
Beginning balance	$675	$3,676	$1,176	$—	$1,308	$757	$40	$7,632
Provision for (recovery of) loan losses	(1)	181	284	—	(35)	23	19	471
Loans charged off	(5)	—	—	—	—	—	(13)	(18)
Recoveries	13	12	—	—	2	—	—	27
Total ending allowance balance	$682	$3,869	$1,460	$—	$1,275	$780	$46	$8,112

March 31, 2019
Allowance for loan losses:
Beginning balance	699	3,991	1,476	4	1,517	755	28	$8,470
Provision for (recovery of) loan losses	(44)	80	39	(1)	(97)	(65)	1	(87)
Loans charged off	(23)	—	(28)	—	—	—	(5)	(56)
Recoveries	17	8	—	—	2	—	—	27
Total ending allowance balance	$649	$4,079	$1,487	$3	$1,422	$690	$24	$8,354

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Impaired loans
The following tables present loans individually evaluated for impairment by class of loans:

					Three months ended March 31, 2020
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2020
With no related allowance recorded:
One-to-four family residential real estate	$2,162	$1,826	$346	$—	$1,845	$12
Multi-family mortgage - Illinois	612	612	—	—	616	9
Nonresidential real estate	280	288	—	—	288	—
Other commercial leases	96	88	—	—	50	2
	$3,150	$2,814	$346	$—	$2,799	$23

					Year ended December 31, 2019
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2019
With no related allowance recorded:
One-to-four family residential real estate	$2,168	$1,835	$339	$—	$2,208	$51
Multi-family mortgage - Illinois	620	620	—	—	637	37
Nonresidential real estate	280	288	—	—	589	2
	$3,068	$2,743	$339	$—	$3,434	$90
Nonaccrual Loans
The following tables present the recorded investment in nonaccrual and loans 90 days or more past due still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
March 31, 2020
One-to-four family residential real estate	$500	$476	$—
Nonresidential real estate	280	288	—
	$780	$764	$—
December 31, 2019
One-to-four family residential real estate	$598	$512	$—
Nonresidential real estate	280	288	—
Investment-rated commercial leases	47	—	47
	$925	$800	$47
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

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The Company’s reserve for uncollected loan interest was $94,000 and $81,000 at March 31, 2020 and December 31, 2019, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.
Past Due Loans
The following tables present the aging of the recorded investment of loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2020
One-to-four family residential real estate loans:
Owner occupied	$657	$—	$472	$1,129	$41,651	$42,780
Non-owner occupied	131	—	—	131	9,938	10,069
Multi-family mortgage:
Illinois	1,258	—	—	1,258	233,404	234,662
Other	—	—	—	—	307,759	307,759
Nonresidential real estate	—	—	288	288	133,144	133,432
Commercial loans:
Regional commercial banking	—	—	—	—	23,704	23,704
Health care	—	—	—	—	54,806	54,806
Direct commercial lessor	—	—	—	—	79,539	79,539
Commercial leases:
Investment-rated commercial leases	5,109	—	—	5,109	119,342	124,451
Other commercial leases	4,093	443	—	4,536	137,076	141,612
Consumer	7	7	—	14	2,064	2,078
	$11,255	$450	$760	$12,465	$1,142,427	$1,154,892

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2019
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
Troubled Debt Restructurings
Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) provides that a qualifying loan modification or extension is exempt by law from classification as a Troubled Debt Restructuring ("TDR") pursuant to FASB ASC 340-10. In addition, OCC Bulletin 2020-35 provides more limited circumstances in which a loan modification or extension is not subject to classification as a TDR pursuant to FASB ASC 340-10.
The Company evaluates loan extensions or modifications not qualified under Section 4013 of the CARES Act or under OCC Bulletin 2020-35 in accordance with FASB ASC 340-10 with respect to the classification of the loan as a TDR.
Under ASC 340-10, if the Company grants a loan extension or modification to a borrower experiencing financial difficulties for other than an insignificant period of time that includes a below–market interest rate, principal forgiveness, payment forbearance or other concession intended to minimize the economic loss to the Company, the loan extension or loan modification is classified as a TDR. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal then due and payable, management measures any impairment on the restructured loan in the same manner as for impaired loans as noted above.
The Company had no TDRs at March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020 and 2019, there were no loans modified and classified as TDRs. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.
Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
March 31, 2020
One-to-four family residential real estate loans:
Owner occupied	$41,815	$83	$406	$476	$42,780
Non-owner occupied	10,006	29	34	—	10,069
Multi-family mortgage:
Illinois	234,662	—	—	—	234,662
Other	307,759	—	—	—	307,759
Nonresidential real estate	132,894	161	89	288	133,432
Commercial loans:
Regional commercial banking	23,704	—	—	—	23,704
Health care	53,863	943	—	—	54,806
Direct commercial lessor	79,539	—	—	—	79,539
Commercial leases:
Investment-rated commercial leases	124,451	—	—	—	124,451
Other commercial leases	139,882	307	1,423	—	141,612
Consumer	2,059	10	9	—	2,078
	$1,150,634	$1,533	$1,961	$764	$1,154,892

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Pass	Special Mention	Substandard	Nonaccrual	Total
December 31, 2019
One-to-four family residential real estate loans
Owner occupied	$43,908	$36	$533	$512	$44,989
Non-owner occupied	10,696	30	35	—	10,761
Multi-family mortgage:
Illinois	247,757	—	206	—	247,963
Other	315,787	—	—	—	315,787
Nonresidential real estate	134,134	162	90	288	134,674
Commercial loans:
Regional commercial banking	24,853	—	—	—	24,853
Health care	62,084	8,346	—	—	70,430
Direct commercial lessor	50,431	—	—	—	50,431
Commercial leases:
Investment-rated commercial leases	133,332	507	—	—	133,839
Other commercial leases	137,893	761	136	—	138,790
Consumer	2,153	5	53	—	2,211
	$1,163,028	$9,847	$1,053	$800	$1,174,728
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

	March 31, 2020			December 31, 2019
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$110	$—	$110	$186	$—	$186
The following represents the roll forward of OREO and the composition of OREO properties:

	For the Three Months Ended March 31,
	2020	2019
Beginning balance	$186	$1,226
New foreclosed properties	—	46
Sales and other reductions	(76)	(351)
Ending balance	$110	$921

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 5 - OTHER REAL ESTATE OWNED (continued)

Activity in the valuation allowance is as follows:

	For the Three Months Ended March 31,
	2020	2019
Beginning balance	$—	$23
Reductions from sales of OREO	—	(23)
Ending balance	$—	$—
At March 31, 2020 and December 31, 2019, the balance of OREO included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At March 31, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $237,000 for each period date.
NOTE 6 - LEASES
The Company enters into operating leases in the normal course of business primarily for branch and corporate locations. Leases (Topic 842) establishes a right of use model that requires a lessee to record a right of use (“ROU”) asset and a lease liability for all leases with terms longer than 12 months. Currently the Company is obligated under four non-cancellable operating lease agreements for three branch properties and its corporate office. The leases have varying terms, the longest of which will end in 2032. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised; therefore, they were not considered in the calculation of the ROU asset and lease liability. The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's Statement of Financial Condition.
The following table represents the classification of the Company's right of use and lease liabilities:

	Statement of Financial Condition Location	March 31, 2020	December 31, 2019
Operating Lease Right of Use Asset:
Gross carrying amount		$6,694	$—
New lease obligation		111	6,694
Accumulated amortization		(1,067)	(848)
Net carrying value	Other assets	$5,738	$5,846

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$5,738	$5,846
Amortization expense was $219,000 and $212,000 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the weighted-average remaining lease term for the operating leases was 8.7 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.13%. The Company utilized the FHLB fixed rate advance rate for the term most closely aligning with the remaining lease term.

BANKFINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands, except share and per share data)

NOTE 6 - LEASES (continued)

	For the Three Months Ended March 31,
	2020	2019
Lease cost:
Operating lease cost	$219	$212
Short-term lease cost	30	31
Sublease income	(18)	(6)
Total lease cost	$231	$237

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$234	$223
Future minimum payments under non-cancellable operating leases with terms longer than 12 months, are as follows at March 31, 2020:

Twelve months ended March 31,
2021	$947
2022	967
2023	1,011
2024	828
2025	502
Thereafter	2,597
Total future minimum operating lease payments	6,852
Amounts representing interest	(1,114)
Present value of net future minimum operating lease payments	$5,738
NOTE 7 - BORROWINGS
Securities sold under agreements to repurchase, included with borrowings on the consolidated balance sheet, are shown below.

	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
December 31, 2019
Repurchase agreements and repurchase-to-maturity transactions	$61	$—	$—	$—	$61
Gross amount of recognized liabilities for repurchase agreements in Consolidated Statements of Financial Condition					$61
There were no repurchase agreements and repurchase-to-maturity transactions at March 31, 2020.
Securities sold under agreements to repurchase were secured by a mortgage-backed security with a carrying amount of $2.0 million at December 31, 2019. As the security's value fluctuates due to market conditions, the Company has no control over the market value. The Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase price, per the agreement.
There were no outstanding FHLB borrowings at March 31, 2020 and December 31, 2019.
On April 1, 2020, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank at the parent company level. Interest is payable at a rate of Prime rate minus 0.75%. The line of credit will mature on April 1, 2021.

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2020
Securities:
Certificates of deposit	$—	$53,234	$—	$53,234
Municipal securities	—	511	—	511
Mortgage-backed securities – residential	—	7,299	—	7,299
Collateralized mortgage obligations – residential	—	2,809	—	2,809
	$—	$63,853	$—	$63,853
December 31, 2019
Securities:
Certificates of deposit	$—	$48,666	$—	$48,666
Municipal securities	—	513	—	513
Mortgage-backed securities - residential	—	8,037	—	8,037
Collateralized mortgage obligations – residential	—	2,977	—	2,977
	$—	$60,193	$—	$60,193

At March 31, 2020 and December 31, 2019 there were no impaired loans that were measured for impairment using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances.
At March 31, 2020 and December 31, 2019 there were no OREO properties with valuation allowances.
The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at March 31, 2020 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$169,938	$14,652	$155,286	$—	$169,938
Securities	63,853	—	63,853	—	63,853
Loans receivable, net of allowance for loan losses	1,147,628	—	—	1,143,263	1,143,263
FHLB and FRB stock	7,490	—	—	—	N/A
Accrued interest receivable	4,698	—	192	4,506	4,698
Financial liabilities
Certificates of deposit	373,049	—	376,171	—	376,171
Borrowings	—	—	—	—	—

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

	Three Months Ended March 31,
	2020	2019
Deposit service charges and fees	$887	$930
Loan servicing fees (1)	63	23
Mortgage brokerage and banking fees (1)	29	28
Gain on sale of equity securities (1)	—	295
Loss on disposal of other assets	(2)	(19)
Trust and insurance commissions and annuities income	282	205
Earnings on bank-owned life insurance (1)	32	30
Other (1)	107	132
Total noninterest income	$1,398	$1,624
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
Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees. Interchange income was $351,000 and $361,000 for the three months ended March 31, 2020 and 2019.
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
Gains/losses on sales of OREO and other assets: The Company records a gain or loss from the sale of OREO and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. OREO sales for the three months ended March 31, 2020 and 2019 were not financed by the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Information
Forward Looking Statements
This Quarterly Report on Form 10-Q contains, and other periodic and current reports, press releases and other public stockholder communications of BankFinancial Corporation may contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve significant risks and uncertainties. Forward-looking statements may include statements relating to our future plans, strategies and expectations, as well as our future revenues, expenses, earnings, losses, financial performance, financial condition, asset quality metrics and future prospects. Forward looking statements are generally identifiable by use of the words “believe,” “may,” “will,” “should,” “could,”“continue,” “expect,” “estimate,” “intend,” “anticipate,” “preliminary,” “project,” “plan,” or similar expressions. Forward looking statements speak only as of the date made. They are frequently based on assumptions that may or may not materialize, and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward looking statements. We intend all forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for the purpose of invoking these safe harbor provisions.
Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) less than anticipated loan growth due to intense competition for loans and leases, particularly in terms of pricing and credit underwriting, or a dearth of borrowers who meet our underwriting standards; (ii) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (iii) interest rate movements and their impact on the economy, customer behavior and our net interest margin; (iv) adverse economic conditions in general, or specific events such as a pandemic or terrorism, and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (v) declines in real estate values that adversely impact the value of our loan collateral, OREO, asset dispositions and the level of borrower equity in their investments; (vi) borrowers that experience legal or financial difficulties that we do not currently foresee; (vii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (viii) changes, disruptions or illiquidity in national or global financial markets; (ix) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (x) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (xii) legislative or regulatory changes, that have an adverse impact on our products, services, operations and operating expenses; (xiii) higher federal deposit insurance premiums; (xiv) higher than expected overhead, infrastructure and compliance costs; (xv) changes in accounting or tax principles, policies or guidelines; (xvi) the effects of any federal government shutdown; and (xvii) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions.
These risks and uncertainties, together with the Risk Factors and other information set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as Part II, Items 1A of this Quarterly Report on Form 10-Q, and other filings we make with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC.
Overview
At March 31, 2020, the Company continued to be in a strong financial and operational condition. The Company had a Tier 1 leverage ratio of 11.67% and a Tier 1 risk-based capital ratio of 16.56%. Our ratio of nonperforming loans to total loans was 0.07% and the ratio of nonperforming assets to total assets was 0.06%. The Company’s subsidiary, BankFinancial NA, had 14.6% of total assets in cash deposited at the Federal Reserve Bank and other insured depository institutions. We believe the Company is well prepared for the economic and social consequences of the COVID-19 global pandemic.
Pandemic Operational Preparations & Status
We began updating our existing Pandemic Plan in late January 2020 and completed plan revisions in February 2020. The State of Illinois enacted a “Stay-At-Home” order on March 21, 2020, which will remain in effect until at least April 30, 2020. We used available physical resources to achieve appropriate social distancing protocols in all facilities in and outside of Illinois; in addition, we established mandatory remote work to isolate certain personnel essential to critical business continuity operations. We also expanded and tested remote access for the core banking system, funds transfer and loan operations.
On March 24, 2020, we limited branch lobby service to appointment-only, and implemented new capabilities to execute lobby transactions electronically or via our drive-in facilities. Due to continued declines in customer traffic, we temporarily closed three branch offices on April 13, 2020 and consolidated service into reasonably proximate larger branch offices. All business functions continue to be operational.
Loan Composition & Activity
Our loan portfolio continues to benefit from its inherent diversity of credit exposures and geographic distribution. Consistent with our long-standing asset allocation principles, we have no material exposure to the hospitality (hotels or restaurants/franchises), oil and gas production, or travel/leisure industries. We have no exposure to direct construction lending or leveraged loans. We have limited exposure to residential mortgage and consumer loans. Our principle of lending based on “essential-use” assets and industries, such as affordable multi-family housing, health care and within a broadly-diversified range of large corporations and governments, has so far resulted in a loan portfolio that could prove to be resilient in terms of asset quality performance.
In the first quarter of 2020, total loans declined by $19.8 million (1.7%) compared to the fourth quarter of 2019. Commercial loan balances increased by $12.3 million (8.5%) due to slightly higher line utilization and growth in commercial finance transactions. Multi-family mortgage loans decreased by $21.3 million (3.8%) due to continued high volumes of project sales and cash-out refinances. Our commercial equipment lease portfolio declined by $6.6 million (2.4%), as scheduled lease amortizations exceeded seasonally-low origination volumes.

Loan Product Review & Development
During March 2020, we reviewed our loan pipelines, and credit product specifications in anticipation of the significant declines in economic activity and employment from the COVID-19 global pandemic.
Multi-Family & Nonresidential Real Estate Loans
We conducted stress testing on pending multi-family mortgage loans using both short-term and long-term vacancy and collection stress factors to assess sustainable net operating income capacity. We implemented enhanced reserve requirements for loan payments and building maintenance needs to provide adequate liquidity to mitigate future disruption of cash flows. Consistent with our pre-pandemic practices, we expect to prioritize purchase transactions and refinance transactions that do not involve significant equity cash-out proceeds. Collateral valuations remain stable at present, but we expect that income property valuations and capitalization rates may be negatively impacted by a protracted recovery of economic activity.
We added four new Commercial Bankers in the first quarter of 2020 to accelerate the development of new loan opportunities. Approximately 90% of the pending loan pipeline at March 31, 2020 met the revised product and underwriting requirements, and we continue to successfully qualify new loan origination opportunities.
Commercial Equipment & Finance
We revised our financial qualification parameters to adjust historical financial performance and repayment capacity for the possibility of significant declines in revenues and maximum usage of working capital credit facilities.  These analyses are particularly relevant for non investment-rated borrowers and lessees.  None of the pending transactions in the Corporate & Governmental equipment lease and finance pipeline required an adjustment to the requested exposure; however, some lessees and lessors postponed transactions due to COVID-19 business disruptions and expected declines in future business volumes.
In February 2020, we announced the establishment of new Middle Market and Small Ticket Equipment Finance Departments under the leadership of Marci L. Slagle, President of BankFinancial Equipment Finance and Stephanie Hall, Executive Vice President – Small Ticket Equipment Finance.  As of March 31, 2020, the Middle Market and Small Ticket Departments began staffing, product and systems development, but had not yet commenced operations.  We expect to begin limited originations late in the second quarter of 2020.   During the remainder of 2020, we expect to add up to five new Lease Bankers in the Corporate & Governmental, Middle Market, and Small Ticket Equipment Finance departments.
National Healthcare Lending
COVID-19 has had widely different impacts on healthcare providers, depending on their care focus. For hospitals and ambulatory surgical centers, deferral of elective surgical procedures has a significant negative impact on operating margins; in addition, the expansion of resources to COVID-19 care creates additional expenses with reduced recoverability through governmental payments sources. For residential care facilities, the higher concentration of at-risk patients intensifies per-patient care expenses and also restricts the ability to serve the therapy needs of higher-margin Medicare or commercially-insured patients. Medical supply and services have varying results based on their client profiles, as laboratories may be extraordinarily busy but dental or orthopedic suppliers’ sales volumes decline precipitously.
Within National Healthcare Lending, our exposure to healthcare providers is predominantly asset-based working capital credit facilities secured by government and commercial accounts receivable and other business assets. We monitor these credit exposures by conducting frequent reviews of financial statements, borrowing base and covenant compliance certificates, and periodic independent field audits. Accordingly, our credit exposure fluctuates with the borrower’s business activity but we also have flexibility to rapidly adjust exposure based on the borrower’s needs and risk profile.
We expect most healthcare providers to need expanded credit facilities due either to disruptions in billing and payment cycles, temporary reductions in higher-margin services, or higher care expenses. Our credit facilities contain flexible operating liquidity covenants enabling us to provide funding even if standard debt service coverage capacity diminishes.
For the near-term, we expect to focus on customer needs and portfolio management in National Healthcare Lending. We will resume seeking opportunities within healthcare lending once the emergency conditions affecting providers subside.
Commercial Lending
Our commercial loan portfolio is expected to experience fluctuations in volumes based on specific industry and business conditions. Activity within lessor credit facilities should remain stable as in-progress transactions take longer to conclude and may experience more rapid growth as equipment and software demand recovers. Specialty financing for tax-related receivables is likely to increase slightly. Changes in loan demand and credit risk for manufacturers, distributors and service firms should depend entirely on the specific industry, company financial condition and available supplementary funding from the business owners.
Our capital, liquidity and commercial credit products should enable us to respond to a sudden recovery of demand for lessors and provide flexibility in financing to our borrowers with asset-based working capital credit facilities. We expect there may also be some situations where financially- and managerially strong businesses can conduct merger and acquisition activity and need a rapid response to effectively execute growth opportunities.
U.S. Small Business Administration Paycheck Protection Program (PPP)
We allocated $10 million to the Paycheck Protection Program (PPP) based on the expected 100% guaranty of the U.S. Small Business Administration (SBA). We began accepting applications from qualified business deposit customers on April 3, 2020. We have been an approved SBA 7(a) lender since 2000; however, due to backlogs in processing updated access requests, the SBA granted us access to the SBA PPP application system for a single user on April 13, 2020. As of April 17, 2020, we have SBA PPP access for multiple users, and we are prepared to continue processing PPP applications if additional funds are provided to the PPP program. We expect to begin closing PPP loans during the week of April 20, 2020.
COVID-19 Loan Forbearance Programs
Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) provides that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring pursuant to U.S. Generally Accepted Accounting Principles (GAAP).  In addition, OCC Bulletin 2020-35 provides more limited circumstances in which a loan modification is not subject to classification as a Troubled Debt Restructuring.  Pursuant to these new capabilities, we developed several loan forbearance programs to assist borrowers with managing cash flows disrupted due to COVID-19.
Our Apartment and Commercial Real Estate Qualified Limited Forbearance Program permits borrowers who qualify under Section 4013 of the CARES Act to make an election to pay scheduled interest and escrow payments (if applicable) for a four-month period beginning in April 2020, and pay all deferred principal payments by December 2020.  As of April 17, 2020, 73 borrowers with $65.5 million in outstanding loan principal balances executed a Qualified Limited Forbearance Program agreement; of these, 38 borrowers with $42.8 million in outstanding principal balances elected the interest and escrow payment option.
For small investment property owners with loan balances under $750,000, the borrower may also elect to defer the May 2020 loan payment entirely, with all deferred interest amounts due by December 2020 and all deferred principal amounts due by June 30, 2021.  As of April 17, 2020, 28 borrowers with $9.4 million in outstanding loan principal balances executed a Small Investment Property Limited Forbearance Program agreement.
CARES Act Section 4013 and OCC Bulletin 2020-35 forbearance agreements are available to qualified commercial loan and commercial finance borrowers, and to commercial equipment lessees. As of April 17, 2020, we had no commercial loan borrowers, commercial finance borrowers, or commercial equipment lessees subject to a forbearance agreement.  Due to the widespread impact of COVID-19, we expect that some commercial loan borrowers and commercial equipment lessees will seek loan forbearance or loan modification agreements in the second quarter of 2020.
Owner-Occupied Residential Mortgage & Consumer Loans
For residential mortgage and consumer loans, CARES Act Section 4013 or OCC Bulletin 2020-35 forbearance agreements are available to qualified borrowers. As of April 17, 2020, we had received inquiries from 14 residential loan borrowers involving $1.8 million concerning the availability of some form of payment relief; however, no borrower had executed a forbearance agreement. Of these requests, 2 borrowers for $353,000 related to single-family non-owner occupied loans. Due to the widespread impact of the State of Illinois “Stay At Home” Order, we expect that additional residential loan borrowers will seek loan forbearance or loan modification agreements in the second quarter of 2020.
Deposit Portfolio Composition & Activity
Our deposit portfolio composition consists almost entirely of core transaction accounts, with local retail and business money markets deposit accounts, and local retail certificates of deposit accounts. We expect greater volatility in deposit balances, as various forms of government stimulus provide additional liquidity to depositors, but in most cases this liquidity will also be quickly consumed to pay current or past due obligations. Given our substantial liquidity, we will maintain a moderate competitive posture for interest-bearing deposits, with pricing flexibility reserved for our most valuable overall deposit relationships.

In the first quarter of 2020, total deposits declined by $31.0 million (2.4%) compared to December 31, 2019, due in part to seasonal factors with respect to retail and commercial checking accounts. We reduced our marketing for retail certificates of deposit due to higher liquidity and to better manage our cost of funds. Retail money market deposit accounts increased by $1.6 million (0.7%), primarily due to seasonal fluctuations. Total wholesale deposits and borrowings declined by $12.1 million (18.5%) during the first quarter of 2020 as we utilized excess liquidity to pay off maturing wholesale deposits and borrowings.
Net Interest Income and Noninterest Income
The abrupt decline in interest rates during the first quarter of 2020 not only reduced interest income on floating-rate commercial loans and liquidity assets, but it also reduced competitive pressures and depositor expectations concerning deposit interest rates. Because of the need to maintain higher levels of liquidity and delays in business investment activity due to COVID-19 disruptions, some further compression of our net interest margin is foreseeable in the next two quarters, but a reasonably robust recovery in business conditions should enable us to deploy our additional asset generation resources and thus reallocate some of our excess liquidity.
The average yield on our loan and lease portfolio for the quarter ended March 31, 2020 was 4.72%, compared to an average loan and lease portfolio yield of 4.82% for the quarter ended December 31, 2019. The average cost of retail and commercial deposits decreased to 0.93% for the quarter ended March 31, 2020, compared to an average cost of 1.04% for the quarter ended December 31, 2019. The average cost of wholesale deposits and borrowings stabilized at 2.52% for the quarter ended March 31, 2020. Our net interest margin decreased to 3.44% for the quarter ended March 31, 2020, compared to 3.50% for the quarter ended December 31, 2019.
Growth in noninterest income in the fourth quarter of 2019 resulted from growth in mortgage brokerage fees and trust income. Based on our additional investments in Commercial Real Estate bankers with capital markets experience, and Trust product development and sales capabilities, we anticipate further improvements in these categories during the remainder of 2020.
The substantial changes in commercial real estate market expectations will diminish transaction activity and credit availability for higher-leverage transactions typically financed by capital markets sources. The extreme volatility of equity markets similarly induces caution on the part of wealth management and trust customers, who became far more risk-averse as the scope and severity of the COVID-19 global pandemic expanded during the first quarter of 2020. We expect to see gradual improvement in these market-based opportunities commensurate with the reduction of uncertainties in commercial real estate and corporate earnings and asset valuations.
For the first quarter of 2020, noninterest income declined by $250,000, primarily due to seasonal reductions in commercial loan commitment fees and credit risk premiums compared to the fourth quarter of 2019. In addition, mortgage brokerage fees declined by $43,000 compared to the seasonally stronger activity recorded in the fourth quarter of 2019.
Noninterest Expenses
Current market conditions favor a focus on expense reductions where feasible; however, our Business Plan requires investment in personnel and marketing resources to achieve our growth objectives in our loan and lease portfolios, and noninterest income for Commercial Mortgage Banking and Trust Services. Accordingly, we will seek to leverage cost savings from improved efficiencies in customer service delivery and reduction of legacy card-based transaction assets such as ATM/Debit cards and machines to help offset declines in interest income, and preserve our ability to realize our business generation priorities.
Noninterest expense was constant at $9.6 million for the quarters ended March 31, 2020 and December 31, 2019. In the first quarter of 2020, compensation and benefits increased $380,000 due principally to seasonally higher payroll taxes and benefits and the addition of new business development resources in Commercial Real Estate and Small Ticket Equipment Finance.
Capital Management
The sharp reduction in the Company’s share price to below tangible book value should create an opportunity to enhance shareholder value through highly accretive share repurchases, absent the imposition of regulatory limitations or the existence of higher priority-capital needs. We also intend to continue to pursue acquisition opportunities that meet our established parameters, if executable under current market conditions.
We repurchased 206,196 shares at an average cost of $10.65 during the first quarter of 2020. Our tangible book value increased to $11.48 from $11.41 as of December 31, 2019. At March 31, 2020, we had 336,767 shares available for repurchase in our share repurchase program.

SELECTED FINANCIAL DATA
The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	March 31, 2020	December 31, 2019	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,450,282	$1,488,015	$(37,733)
Loans, net	1,147,628	1,168,008	(20,380)
Securities, at fair value	63,853	60,193	3,660
Deposits	1,253,751	1,284,757	(31,006)
Borrowings	—	61	(61)
Equity	172,995	174,372	(1,377)

	Three Months Ended March 31,
	2020	2019	Change
	(In thousands)
Selected Operating Data:
Interest income	$14,653	$16,526	$(1,873)
Interest expense	2,684	3,307	(623)
Net interest income	11,969	13,219	(1,250)
Provision for (recovery of) loan losses	471	(87)	558
Net interest income after provision for (recovery of) loan losses	11,498	13,306	(1,808)
Noninterest income	1,398	1,624	(226)
Noninterest expense	9,628	10,098	(470)
Income before income tax expense	3,268	4,832	(1,564)
Income tax expense	850	1,281	(431)
Net income	$2,418	$3,551	$(1,133)

	Three Months Ended March 31,
	2020	2019
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.66%	0.91%
Return on equity (ratio of net income to average equity) (1)	5.52	7.68
Average equity to average assets	11.95	11.91
Net interest rate spread (1) (2)	3.19	3.35
Net interest margin (1) (3)	3.44	3.64
Efficiency ratio (4)	72.03	68.03
Noninterest expense to average total assets (1)	2.63	2.60
Average interest-earning assets to average interest-bearing liabilities	132.68	131.53
Dividends declared per share	$0.10	$0.10
Dividend payout ratio	62.94%	46.35%

	At March 31, 2020	At December 31, 2019
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.06%	0.07%
Nonperforming loans to total loans	0.07	0.07
Allowance for loan losses to nonperforming loans	1,061.78	901.06
Allowance for loan losses to total loans	0.70	0.65
Capital Ratios:
Equity to total assets at end of period	11.93%	11.72%
Tier 1 leverage ratio (Bank only)	11.10%	10.89%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	226	222

(1)	Ratios annualized.

(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.

(5)	Nonperforming assets include nonperforming loans and other real estate owned.
Comparison of Financial Condition at March 31, 2020 and December 31, 2019
Total assets decreased $37.7 million, or 2.5%, to $1.450 billion at March 31, 2020, from $1.488 billion at December 31, 2019. The decrease in total assets was primarily due to a decrease in cash and cash equivalents and loans receivable, which was partially offset by an increase in securities. Loans decreased $20.4 million, or 1.7%, to $1.148 billion at March 31, 2020, from $1.168 billion at December 31, 2019. Cash and cash equivalents decreased $20.4 million, or 10.7%, to $169.9 million at March 31, 2020, from $190.3 million at December 31, 2019. Securities increased $3.7 million, or 6.1%, to $63.9 million at March 31, 2020, from $60.2 million at December 31, 2019.
Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, and commercial leases), which together totaled 95.2% of gross loans at March 31, 2020. During the three months ended March 31, 2020, commercial loans increased by $12.3 million, or 8.5%; this increase was offset by decreases in multi-family loans of $21.3 million, or 3.8%; commercial leases of $6.6 million, or 2.4%; and nonresidential real estate loans of $1.2 million, or 0.9%. The decrease in multi-family loans was primarily due to a significant amount of loan prepayments.
Our primary lending area consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area and engage in certain types of commercial lending and leasing activities on a nationwide basis. At March 31, 2020, $232.5 million, or 42.9%, of our multi-family mortgage loans were in the Metropolitan Statistical Area for Chicago, Illinois; $64.3 million, or 11.9%, were in the Metropolitan Statistical Area for Dallas, Texas; $47.4 million, or 8.7%, were in the Metropolitan Statistical Area for Denver, Colorado; $35.7 million, or 6.6%, were in the Metropolitan Statistical Area for Tampa, Florida; $28.8 million, or 5.3%, were in the Metropolitan Statistical Area for Greenville-Spartanburg, South Carolina; $22.1 million, or 4.1%, were in the Metropolitan Statistical Area for San Antonio, Texas; and $19.3 million, or 3.6%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota. This information reflects the location of the collateral and does not necessarily reflect the location of the borrower.
Total liabilities decreased $36.4 million, or 2.8%, to $1.277 billion at March 31, 2020, from $1.314 billion at December 31, 2019, primarily due to decreases in total deposits. Total deposits decreased $31.0 million, or 2.4%, to $1.254 billion at March 31, 2020, from $1.285 billion at December 31, 2019. Retail certificates of deposit decreased $17.0 million, or 5.0%, to $320.0 million at March 31, 2020, from $336.9 million at December 31, 2019. Wholesale certificates of deposit decreased $12.0 million, or 18.5%, to $53.1 million at March 31, 2020, from $65.1 million at December 31, 2019. Money market accounts increased $1.6 million, or 0.7%, to $247.2 million at March 31, 2020, from $245.6 million at December 31, 2019. Interest-bearing NOW accounts decreased $6.3 million, or 2.3%, to $266.8 million at March 31, 2020, from $273.2 million at December 31, 2019. Noninterest-bearing demand deposits increased $380,000, or 0.2%, to $211.1 million at March 31, 2020, from $210.8 million at December 31, 2019 and savings accounts increased $2.3 million, or 1.5%, to $155.5 million at March 31, 2020, from $153.2 million at December 31, 2019. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 70.2% of total deposits at March 31, 2020, compared to 68.7% at December 31, 2019.
Total stockholders’ equity was $173.0 million at March 31, 2020, compared to $174.4 million at December 31, 2019. The decrease in total stockholders’ equity was primarily due to our repurchase of 206,196 shares of our common stock during the three months ended March 31, 2020 at a total cost of $2.2 million and our declaration and payment of cash dividends totaling $1.5 million during the same period. These reductions in total stockholders’ equity were partially offset by the net income of $2.4 million that the Company recorded for the three months ended March 31, 2020.
Operating Results for the Three Months Ended March 31, 2020 and 2019
Net Income. Net income was $2.4 million for the three months ended March 31, 2020, compared to $3.6 million for the three months ended March 31, 2019. Earnings per basic and fully diluted share of common stock were $0.16 for the three months ended March 31, 2020, compared to $0.22 for the three months ended March 31, 2019.
Net Interest Income. Net interest income was $12.0 million for the three months ended March 31, 2020, compared to $13.2 million for the three months ended March 31, 2019. The decrease in net interest income reflected a $1.9 million, or 11.3%, decrease in interest income, partially offset by a $623,000 decrease in interest expense.
The decrease in interest income was due in substantial part to a decrease in the average yield on interest-earning assets and decrease in total average interest-earning assets, which was partially offset by a decrease in the cost of interest-bearing liabilities. The yield on interest-earning assets decreased 34 basis points to 4.21% for the three months ended March 31, 2020, from 4.55% for the three months ended March 31, 2019. The cost of interest-bearing liabilities decreased 18 basis points to 1.02% for the three months ended March 31, 2020, from 1.20% for the same period in 2019. Total average interest-earning assets decreased $73.8 million, or 5.0%, to $1.401 billion for the three months ended March 31, 2020, from $1.474 billion for the same period in 2019. Our net interest rate spread decreased by 16 basis points to 3.19% for the three months ended March 31, 2020, from 3.35% for the same period in 2019. Our net interest margin decreased by 20 basis points to 3.44% for the three months ended March 31, 2020, from 3.64% for the same period in 2019.

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

	For the Three Months Ended March 31,
	2020			2019
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,160,197	$13,611	4.72%	$1,304,385	$15,352	4.77%
Securities	62,919	304	1.94	91,271	602	2.67
Stock in FHLB and FRB	7,490	86	4.62	8,026	100	5.05
Other	169,933	652	1.54	70,673	472	2.71
Total interest-earning assets	1,400,539	14,653	4.21	1,474,355	16,526	4.55
Noninterest-earning assets	64,714			79,129
Total assets	$1,465,253			$1,553,484
Interest-bearing liabilities:
Savings deposits	$154,102	64	0.17	$153,461	115	0.30
Money market accounts	248,501	464	0.75	251,573	568	0.92
NOW accounts	266,087	222	0.34	270,202	292	0.44
Certificates of deposit	386,845	1,934	2.01	431,346	2,246	2.11
Total deposits	1,055,535	2,684	1.02	1,106,582	3,221	1.18
Borrowings	15	—	—	14,375	86	2.43
Total interest-bearing liabilities	1,055,550	2,684	1.02	1,120,957	3,307	1.20
Noninterest-bearing deposits	208,119			219,190
Noninterest-bearing liabilities	26,515			28,380
Total liabilities	1,290,184			1,368,527
Equity	175,069			184,957
Total liabilities and equity	$1,465,253			$1,553,484
Net interest income		$11,969			$13,219
Net interest rate spread (2)			3.19%			3.35%
Net interest-earning assets (3)	$344,989			$353,398
Net interest margin (4)			3.44%			3.64%
Ratio of interest-earning assets to interest-bearing liabilities	132.68%			131.53%

(1)	Annualized.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
We recorded a provision for loan losses of $471,000 for the three months ended March 31, 2020, compared to a recovery of $87,000 for the same period in 2019. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. In the first quarter of 2020, we adjusted the economic risk factor methodology to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic. The portion of the allowance for loan losses that is attributable to loans collectively evaluated for impairment increased $480,000, or 6.3%, to $8.1 million at March 31, 2020 from $7.6 million at December 31, 2019. There were no reserves established for loans individually evaluated for impairment for the three months ended March 31, 2020 and 2019. Net recoveries were $9,000 for the three months ended March 31, 2020, compared to net charge-offs of $29,000 for the three months ended March 31, 2019.
The allowance for loan losses as a percentage of nonperforming loans was 1,061.78% at March 31, 2020, compared to 901.06% at December 31, 2019.
Noninterest Income

	Three Months Ended March 31,
	2020	2019	Change
	(Dollars in thousands)
Deposit service charges and fees	$887	$930	$(43)
Loan servicing fees	63	23	40
Mortgage brokerage and banking fees	29	28	1
Gain on sale of equity securities	—	295	(295)
Loss on disposal of other assets	(2)	(19)	17
Trust and insurance commissions and annuities income	282	205	77
Earnings on bank-owned life insurance	32	30	2
Other	107	132	(25)
Total noninterest income	$1,398	$1,624	$(226)
Noninterest income decreased $226,000, or 13.9%, for the three months ended March 31, 2020 to $1.4 million, compared to $1.6 million for the same period in 2019. Deposit service charges decreased $43,000 and loan servicing fees increased $40,000 for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. We recorded a gain on sale of equity securities for the three months ended March 31, 2019 for $295,000. Trust and insurance commissions and annuities income increased $77,000, or 37.6%, to $282,000 for the three months ended March 31, 2020, compared to $205,000 for the three months ended March 31, 2019. Other income decreased $25,000, or 18.9%, to $107,000 for the three months ended March 31, 2020, compared to $132,000 for the three months ended March 31, 2019, primarily due to recording $10,000 of Visa stock dividends for the three months ended March 31, 2019.

Noninterest Expense

	Three Months Ended March 31,
	2020	2019	Change
	(Dollars in thousands)
Compensation and benefits	$5,518	$5,703	$(185)
Office occupancy and equipment	1,800	1,845	(45)
Advertising and public relations	152	161	(9)
Information technology	822	692	130
Professional fees	263	306	(43)
Supplies, telephone and postage	300	399	(99)
Amortization of intangibles	14	20	(6)
Nonperforming asset management	40	54	(14)
Operations of other real estate owned, net	(17)	(44)	27
FDIC insurance premiums	34	108	(74)
Other	702	854	(152)
Total noninterest expense	$9,628	$10,098	$(470)
Noninterest expense decreased by $470,000, or 4.7%, to $9.6 million for the three months ended March 31, 2020, from $10.1 million for the same period in 2019. The decrease in noninterest expense was due in substantial part to decreases in compensation and benefits, office occupancy, supplies, FDIC insurance premiums and other expenses, offset by an increase in information technology. Compensation and benefits expense decreased $185,000, or 3.2%, partially due to lower incentive and severance expenses as well as decreased payroll taxes. Full-time equivalent employees decreased to 226 at March 31, 2020 from 235 one year ago. Information technology expenses increased $130,000, or 18.8%, to $822,000 for the three months ended March 31, 2020, from $692,000 for the same period in 2019 primarily due to equipment upgrades and cybersecurity prevention expenses. FDIC insurance expense decreased by $74,000, or 68.5%, to $34,000 for the three months ended March 31, 2020, due to the receipt of the FDIC's small bank assessment credit in 2020. Other noninterest expense decreased $152,000, or 17.8%, to $702,000 for the three months ended March 31, 2020, from $854,000 for the three months ended March 31, 2019, primarily due to the reversal of a $116,000 reserve on open commitments for two undrawn letters of credit. The commitments expired during the first quarter of 2020 with no draw.
Income Taxes
We recorded income tax expense of $850,000 for the three months ended March 31, 2020, compared to $1.3 million for the three months ended March 31, 2019. Our combined state and federal effective tax rate for the three months ended March 31, 2020 was 26.0% versus an effective tax rate of 26.5% for the three months ended March 31, 2019.
Nonperforming Loans and Assets
We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At March 31, 2020, we had no loans in this category.
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
As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is,” “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of March 31, 2020, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”
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

Nonperforming Assets Summary
The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	March 31, 2020	December 31, 2019	Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$476	$512	$(36)
Nonresidential real estate	288	288	—
	764	800	(36)
Loans past due over 90 days, still accruing - commercial leases	—	47	(47)

Nonperforming loans	764	847	(83)

Other real estate owned - One-to-four family residential	110	186	(76)
Total nonperforming assets	$874	$1,033	$(159)
Ratios:
Nonperforming loans to total loans	0.07%	0.07%
Nonperforming assets to total assets	0.06	0.07
Nonperforming Assets
Nonperforming assets decreased $159,000 to $874,000 at March 31, 2020, from $1.0 million at December 31, 2019. We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had no FHLB advances outstanding at March 31, 2020 and December 31, 2019.
BankFinancial Corporation is a separate legal entity from BankFinancial, NA, that must provide for its own liquidity to pay any dividends to its shareholders and to repurchase shares of its common stock, and for other corporate purposes. Its primary source of liquidity is dividend payments it receives from the Bank. The Bank's ability to pay dividends to the Company is subject to regulatory limitations. At March 31, 2020, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $6.7 million. On April 1, 2020, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank at the parent company level. Interest is payable at a rate of Prime rate minus 0.75%. The line of credit will mature on April 1, 2021.
As of March 31, 2020, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity. As of March 31, 2020, we had no other material commitments for capital expenditures.
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
In addition, as a result of the legislation, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. Beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the Community Bank Leverage Ratio framework; and qualified community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement is re-established at greater than 9%. Pursuant to Section 4012 of the CARES Act and related interim final rules, the Community Bank Leverage Ratio will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter.  A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualified community bank, we elect to be subject to this definition beginning the second quarter of 2020.
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
As of March 31, 2020, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.
The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes		To be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2020
Total capital (to risk-weighted assets)	$170,270	16.53%	$82,385	8.00%	$102,981	10.00%
Tier 1 (core) capital (to risk-weighted assets):	162,158	15.75	61,789	6.00	82,385	8.00
Common Tier 1 (CET1)	162,158	15.75	46,342	4.50	66,938	6.50
Tier 1 (core) capital (to adjusted average total assets):	162,158	11.10	58,458	4.00	73,073	5.00

December 31, 2019
Total capital (to risk-weighted assets)	$170,203	16.38%	$83,130	8.00%	$103,913	10.00%
Tier 1 (core) capital (to risk-weighted assets)	162,455	15.63	62,348	6.00	83,130	8.00
Common Tier 1 (CET1)	162,455	15.63	46,761	4.50	67,543	6.50
Tier 1 (core) capital (to adjusted average total assets):	162,455	10.89	59,666	4.00	74,583	5.00
Quarterly Cash Dividends. The Company declared cash dividends of $0.10 per share for both the three months ended March 31, 2020 and 2019.
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
Quantitative Analysis. The following table sets forth, as of March 31, 2020, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(17,431)	(9.50)%	$1,361	3.02%
+300	(12,267)	(6.69)	1,121	2.49
+200	(10,076)	(5.49)	713	1.58
+100	(8,152)	(4.44)	294	0.65
0
-25	(807)	(0.44)	19	0.04
The table set forth above indicates that at March 31, 2020, in the event of an immediate 25 basis point decrease in interest rates, the Bank would be expected to experience a 0.44% decrease in NPV and a $19,000 increase in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 5.49% decrease in NPV and a $713,000 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended March 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II

ITEM 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10- K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
The economic impact of the novel COVID-19 outbreak could adversely affect our financial condition and results of operations.
In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 22 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;

•
if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•
as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

•	our wealth management and trust revenues may decline with continuing market turmoil;

•
a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.
Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.
Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Equity Securities.
The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the first quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
January 1, 2020 through January 31, 2020	51,177	$12.88	51,177	491,786
February 1, 2020 through February 29, 2020	14,000	12.18	14,000	477,786
March 1, 2020 through March 31, 2020	141,019	9.69	141,019	336,767
	206,196		206,196
On January 30, 2020, the Board extended the expiration date of the Company's share repurchase authorization from March 31, 2020 to October 31, 2020. As of March 31, 2020, the Company had repurchased 5,473,988 shares of its common stock out of the 5,810,755 shares of common stock authorized under the current share repurchase authorization approved on March 30, 2015. Pursuant to the share repurchase authorization, as of March 31, 2020, there are 336,767 shares of common stock authorized for repurchase through October 31, 2020.

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
101
The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	April 20, 2020	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer