Form 10-Q
period 2020-06-30
BankFinancial CORP
filed 2020-07-29
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. At July 27, 2020 there were 14,847,128 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION

Form 10-Q

June 30, 2020

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - Unaudited

	June 30, 2020	December 31, 2019
Assets
Cash and due from other financial institutions	$13,826	$9,785
Interest-bearing deposits in other financial institutions	370,939	180,540
Cash and cash equivalents	384,765	190,325
Securities, at fair value	59,437	60,193
Loans receivable, net of allowance for loan losses: June 30, 2020, $8,156 and December 31, 2019, $7,632	1,081,798	1,168,008
Other real estate owned, net	143	186
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises and equipment, net	24,323	24,346
Accrued interest receivable	4,447	4,563
Bank-owned life insurance	18,986	18,945
Deferred taxes	3,615	3,873
Other assets	8,125	10,086
Total assets	$1,593,129	$1,488,015

Liabilities
Deposits
Noninterest-bearing	$305,096	$210,762
Interest-bearing	1,083,059	1,073,995
Total deposits	1,388,155	1,284,757
Borrowings	4,000	61
Advance payments by borrowers for taxes and insurance	12,356	10,222
Accrued interest payable and other liabilities	16,164	18,603
Total liabilities	1,420,675	1,313,643

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 14,890,628 shares issued at June 30, 2020 and 15,278,464 issued at December 31, 2019	149	153
Additional paid-in capital	108,748	112,420
Retained earnings	63,322	61,573
Accumulated other comprehensive income	235	226
Total stockholders’ equity	172,454	174,372
Total liabilities and stockholders’ equity	$1,593,129	$1,488,015

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest and dividend income
Loans, including fees	$12,669	$15,389	$26,280	$30,741
Securities	271	602	575	1,204
Other	254	531	992	1,103
Total interest income	13,194	16,522	27,847	33,048
Interest expense
Deposits	1,869	3,417	4,553	6,638
Borrowings	—	2	—	88
Total interest expense	1,869	3,419	4,553	6,726
Net interest income	11,325	13,103	23,294	26,322
Provision for loan losses	42	3,957	513	3,870
Net interest income after provision for loan losses	11,283	9,146	22,781	22,452
Noninterest income
Deposit service charges and fees	736	974	1,623	1,904
Loan servicing fees	82	56	145	79
Mortgage brokerage and banking fees	11	21	40	49
Gain on sale of equity securities	—	—	—	295
Loss on disposal of other assets	—	—	(2)	(19)
Trust and insurance commissions and annuities income	224	224	506	429
Earnings on bank-owned life insurance	9	38	41	68
Other	101	113	208	245
Total noninterest income	1,163	1,426	2,561	3,050
Noninterest expense
Compensation and benefits	5,168	5,207	10,686	10,910
Office occupancy and equipment	1,723	1,624	3,523	3,469
Advertising and public relations	118	145	270	306
Information technology	808	753	1,672	1,459
Professional fees	289	237	524	544
Supplies, telephone, and postage	284	322	587	725
Amortization of intangibles	7	14	21	34
Nonperforming asset management	57	58	97	112
Operations of other real estate owned, net	7	47	(10)	3
FDIC insurance premiums	102	146	136	254
Other	686	919	1,371	1,754
Total noninterest expense	9,249	9,472	18,877	19,570
Income before income taxes	3,197	1,100	6,465	5,932
Income tax expense	845	293	1,695	1,574
Net income	$2,352	$807	$4,770	$4,358
Basic and diluted earnings per common share	$0.16	$0.05	$0.32	$0.28
Basic and diluted weighted average common shares outstanding	14,978,757	15,472,618	15,092,244	15,835,445

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) - Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$2,352	$807	$4,770	$4,358
Unrealized holding gain arising during the period	108	19	11	25
Tax effect	(28)	(6)	(2)	(7)
Net of tax	80	13	9	18
Comprehensive income	$2,432	$820	$4,779	$4,376

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data) - Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
For the three months ended

Balance at April, 1 2019	$157	$117,715	$58,072	$276	$176,220
Net income	—	—	807	—	807
Other comprehensive income, net of tax	—	—	—	13	13
Repurchase and retirement of common stock (270,535 shares)	(3)	(3,998)	—	—	(4,001)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,548)	—	(1,548)
Balance at June 30, 2019	$154	$113,717	$57,331	$289	$171,491

Balance at April, 1 2020	$151	$110,220	$62,469	$155	$172,995
Net income	—	—	2,352	—	2,352
Other comprehensive income, net of tax	—	—	—	80	80
Repurchase and retirement of common stock (181,640 shares)	(2)	(1,472)	—	—	(1,474)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,499)	—	(1,499)
Balance at June 30, 2020	$149	$108,748	$63,322	$235	$172,454

For the six months ended

Balance at January 1, 2019	$165	$130,547	$56,167	$271	$187,150
Net income	—	—	4,358	—	4,358
Other comprehensive income, net of tax	—	—	—	18	18
Repurchase and retirement of common stock (1,107,550 shares)	(11)	(16,830)	—	—	(16,841)
Cash dividends declared on common stock ($0.20 per share)	—	—	(3,194)	—	(3,194)
Balance at June 30, 2019	$154	$113,717	$57,331	$289	$171,491

Balance at January 1, 2020	$153	$112,420	$61,573	$226	$174,372
Net income	—	—	4,770	—	4,770
Other comprehensive income, net of tax	—	—	—	9	9
Repurchase and retirement of common stock (387,836 shares)	(4)	(3,672)	—	—	(3,676)
Cash dividends declared on common stock ($0.20 per share)	—	—	(3,021)	—	(3,021)
Balance at June 30, 2020	$149	$108,748	$63,322	$235	$172,454

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net income	$4,770	$4,358
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	513	3,870
Depreciation	816	794
Amortization of premiums and discounts on securities	3	3
Amortization of intangibles	21	34
Amortization of servicing assets	37	43
Net change in net deferred loan origination costs	454	91
Gain on sale of other real estate owned	(30)	(91)
Gain on sale of equity securities	—	(295)
Loss on disposal of other assets	2	19
Other real estate owned valuation adjustments	—	21
Earnings on bank-owned life insurance	(41)	(68)
Net change in:
Accrued interest receivable	116	(465)
Other assets	2,316	1,580
Accrued interest payable and other liabilities	(2,539)	(2,905)
Net cash from operating activities	6,438	6,989
Cash flows from investing activities
Securities
Proceeds from maturities	35,318	51,006
Proceeds from principal repayments	1,386	1,138
Proceeds from sale of equity securities	—	3,722
Purchases of securities	(35,940)	(51,023)
Net decrease in loans receivable	85,164	52,289
Purchase of FHLB and FRB stock	—	(4)
Redemption of FHLB and FRB stock	—	540
Proceeds from sale of other real estate owned	95	845
Purchase of premises and equipment, net	(795)	(531)
Net cash from investing activities	85,228	57,982
Cash flows from financing activities
Net change in:
Deposits	103,398	(22,277)
Borrowings	3,939	(20,251)
Advance payments by borrowers for taxes and insurance	2,134	2,995
Repurchase and retirement of common stock	(3,676)	(16,841)
Cash dividends paid on common stock	(3,021)	(3,194)
Net cash from (used in) financing activities	102,774	(59,568)
Net change in cash and cash equivalents	194,440	5,403
Beginning cash and cash equivalents	190,325	98,204
Ending cash and cash equivalents	$384,765	$103,607

Supplemental disclosures of cash flow information:
Interest paid	$4,564	$6,863
Income taxes paid	226	400
Income taxes refunded	8	—
Loans transferred to other real estate owned	33	46
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	111	6,694

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, NA (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending  December 31, 2020 or for any other period.

Certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Use of Estimates: The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates and assumptions are based on the best available information, actual information, actual results could differ from those estimates.

COVID-19: The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact net interest income and noninterest income. Other financial impacts could occur though such potential impact is unknown at this time.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income available to common stockholders	$2,352	$807	$4,770	$4,358
Basic and diluted weighted average common shares outstanding	14,978,757	15,472,618	15,092,244	15,835,445
Basic and diluted earnings per common share	$0.16	$0.05	$0.32	$0.28

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
June 30, 2020
Certificates of deposit	$49,288	$—	$—	$49,288
Municipal securities	504	10	—	514
Mortgage-backed securities - residential	6,668	315	—	6,983
Collateralized mortgage obligations - residential	2,657	3	(8)	2,652
	$59,117	$328	$(8)	$59,437
December 31, 2019
Certificates of deposit	$48,666	$—	$—	$48,666
Municipal securities	505	8	—	513
Mortgage-backed securities - residential	7,727	310	—	8,037
Collateralized mortgage obligations - residential	2,986	4	(13)	2,977
	$59,884	$322	$(13)	$60,193

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

	June 30, 2020
	Amortized Cost	Fair Value
Due in one year or less	$49,388	$49,389
Due after one year through five years	404	413
	49,792	49,802
Mortgage-backed securities - residential	6,668	6,983
Collateralized mortgage obligations - residential	2,657	2,652
	$59,117	$59,437

Investment securities available-for-sale with carrying values of $1.3 million and $2.0 million at June 30, 2020 and December 31, 2019, respectively, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Sales of equity securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Proceeds	$—	$—	$—	$3,722
Gross gains	—	—	—	295
Gross losses	—	—	—	—

Securities with unrealized losses not recognized in income are as follows:

		Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
June 30, 2020
Collateralized mortgage obligations - residential	—	$—	$—	3	$1,853	$(8)	3	$1,853	$(8)

December 31, 2019
Collateralized mortgage obligations - residential	3	$1,566	$(10)	1	$937	$(3)	4	$2,503	$(13)

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

Certain collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at June 30, 2020, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are as follows:

	June 30, 2020	December 31, 2019
One-to-four family residential real estate	$48,928	$55,750
Multi-family mortgage	536,619	563,750
Nonresidential real estate	127,560	134,674
Commercial loans	126,609	145,714
Commercial leases	247,997	272,629
Consumer	1,783	2,211
	1,089,496	1,174,728
Net deferred loan origination costs	458	912
Allowance for loan losses	(8,156)	(7,632)
Loans, net	$1,081,798	$1,168,008

The following tables present the balance in the allowance for loan losses and loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
June 30, 2020
One-to-four family residential real estate	$—	$665	$665	$1,768	$47,160	$48,928
Multi-family mortgage	—	4,185	4,185	604	536,015	536,619
Nonresidential real estate	—	1,602	1,602	288	127,272	127,560
Commercial loans	—	856	856	—	126,609	126,609
Commercial leases	—	802	802	833	247,164	247,997
Consumer	—	46	46	—	1,783	1,783
	$—	$8,156	$8,156	$3,493	$1,086,003	1,089,496
Net deferred loan origination costs						458
Allowance for loan losses						(8,156)
Loans, net						$1,081,798

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2019
One-to-four family residential real estate	$—	$675	$675	$1,835	$53,915	$55,750
Multi-family mortgage	—	3,676	3,676	620	563,130	563,750
Nonresidential real estate	—	1,176	1,176	288	134,386	134,674
Commercial loans	—	1,308	1,308	—	145,714	145,714
Commercial leases	—	757	757	—	272,629	272,629
Consumer	—	40	40	—	2,211	2,211
	$—	$7,632	$7,632	$2,743	$1,171,985	1,174,728
Net deferred loan origination costs						912
Allowance for loan losses						(7,632)
Loans, net						$1,168,008

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following table represents the activity in the allowance for loan losses by portfolio segment:

	One-to-four family residential real estate	Multi-family mortgage	Non-residential real estate	Construction and land	Commercial loans	Commercial leases	Consumer	Total
For the three months ended

June 30, 2020
Allowance for loan losses:
Beginning balance	$682	$3,869	$1,460	$—	$1,275	$780	$46	$8,112
Provision for (recovery of) loan losses	(20)	301	142	—	(420)	22	17	42
Loans charged off	—	—	—	—	—	—	(17)	(17)
Recoveries	3	15	—	—	1	—	—	19
Total ending allowance balance	$665	$4,185	$1,602	$—	$856	$802	$46	$8,156

June 30, 2019
Allowance for loan losses:
Beginning balance	$649	$4,079	$1,487	$3	$1,422	$690	$24	$8,354
Provision for (recovery of) loan losses	(42)	(99)	(292)	—	4,313	60	17	3,957
Loans charged off	(50)	—	—	—	(4,443)	—	(10)	(4,503)
Recoveries	6	8	—	—	2	—	—	16
Total ending allowance balance	$563	$3,988	$1,195	$3	$1,294	$750	$31	$7,824

For the six months ended

June 30, 2020
Allowance for loan losses:
Beginning balance	$675	$3,676	$1,176	$—	$1,308	$757	$40	$7,632
Provision for (recovery of) loan losses	(21)	482	426	—	(455)	45	36	513
Loans charged off	(5)	—	—	—	—	—	(30)	(35)
Recoveries	16	27	—	—	3	—	—	46
Total ending allowance balance	$665	$4,185	$1,602	$—	$856	$802	$46	$8,156

June 30, 2019
Allowance for loan losses:
Beginning balance	$699	$3,991	$1,476	$4	$1,517	$755	$28	$8,470
Provision for (recovery of) loan losses	(86)	(19)	(253)	(1)	4,216	(5)	18	3,870
Loans charged off	(73)	—	(28)	—	(4,443)	—	(15)	(4,559)
Recoveries	23	16	—	—	4	—	—	43
Total ending allowance balance	$563	$3,988	$1,195	$3	$1,294	$750	$31	$7,824

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Impaired loans

The following tables present loans individually evaluated for impairment by class of loans:

					Three Months Ended		Six Months Ended
					June 30, 2020		June 30, 2020
	Loan Balance	Recorded Investment	Partial Charge off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2020
With no related allowance recorded:
One-to-four family residential real estate	$2,113	$1,768	$353	$—	$1,789	$11	$1,816	$24
Multi-family mortgage - Illinois	604	604	—	—	609	9	612	18
Nonresidential real estate	280	288	—	—	288	—	288	—
Other commercial leases	843	833	—	—	350	—	216	2
	$3,840	$3,493	$353	$—	$3,036	$20	$2,932	$44

					Year ended
					December 31, 2019
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2019
With no related allowance recorded:
One-to-four family residential real estate	$2,168	$1,835	$339	$—	$2,208	$51
Multi-family mortgage - Illinois	620	620	—	—	637	37
Nonresidential real estate	280	288	—	—	589	2
	$3,068	$2,743	$339	$—	$3,434	$90

Nonaccrual Loans

The following tables present the recorded investment in nonaccrual and loans 90 days or more past due still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
June 30, 2020
One-to-four family residential real estate	$686	$662	$—
Nonresidential real estate	280	288	—
Other commercial leases	843	833	—
	$1,809	$1,783	$—
December 31, 2019
One-to-four family residential real estate	$598	$512	$—
Nonresidential real estate	280	288	—
Investment-rated commercial leases	47	—	47
	$925	$800	$47

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company’s reserve for uncollected loan interest was $123,000 and $81,000 at June 30, 2020 and December 31, 2019, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2020
One-to-four family residential real estate loans:
Owner occupied	$—	$21	$658	$679	$38,931	$39,610
Non-owner occupied	3	187	—	$190	9,128	9,318
Multi-family mortgage:
Illinois	—	—	—	—	230,913	230,913
Other	—	—	—	—	305,706	305,706
Nonresidential real estate	—	—	288	288	127,272	127,560
Commercial loans:
Regional commercial banking	—	—	—	—	32,388	32,388
Health care	—	—	—	—	12,554	12,554
Direct commercial lessor	—	—	—	—	81,667	81,667
Commercial leases:
Investment-rated commercial leases	—	509	—	509	114,123	114,632
Other commercial leases	1,936	136	833	2,905	130,460	133,365
Consumer	6	1	—	7	1,776	1,783
	$1,945	$854	$1,779	$4,578	$1,084,918	$1,089,496

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2019
One-to-four family residential real estate loans:
Owner occupied	$777	$340	$507	$1,624	$43,365	$44,989
Non-owner occupied	280	15	—	295	10,466	10,761
Multi-family mortgage:
Illinois	981	302	—	1,283	246,680	247,963
Other	—	—	—	—	315,787	315,787
Nonresidential real estate	—	—	288	288	134,386	134,674
Commercial loans:
Regional commercial banking	—	—	—	—	24,853	24,853
Health care	—	—	—	—	70,430	70,430
Direct commercial lessor	—	—	—	—	50,431	50,431
Commercial leases:
Investment-rated commercial leases	826	—	47	873	132,966	133,839
Other commercial leases	543	136	—	679	138,111	138,790
Consumer	24	37	—	61	2,150	2,211
	$3,431	$830	$842	$5,103	$1,169,625	$1,174,728

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

U.S. Small Business Administration Paycheck Protection Program ("PPP")

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was passed by Congress and signed into law on March 27, 2020.  The CARES Act established the Paycheck Protection Program loan, designed to provide a direct incentive for small businesses to keep their workers on the payroll.  Under the most recently published guidance, the U.S. Small Business Administration ("SBA") will forgive PPP loans if all employee retention criteria are met, and the funds are used for eligible expenses.  In the first half of 2020, we allocated approximately $11 million to the PPP based on the expected 100% guaranty of the SBA.

The following table presents the PPP activity:

	Number of loans	Originated	Balance
For the Six Months Ended June 30, 2020
Paycheck protection program loan originations	305	$11,024

June 30, 2020
Paycheck protection program loans	300		$10,907

COVID-19 Loan Forbearance Programs

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring ("TDR") pursuant to US GAAP.  In addition, the Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (“OCC Bulletin 2020-50”) provides more limited circumstances in which a loan modification is not subject to classification as a TDR and also defined the circumstances where the borrower’s loan is reported as current on loan payments. Pursuant to these new capabilities, we developed several loan forbearance programs to assist borrowers with managing cash flows disrupted due to COVID-19.

Our Apartment and Commercial Real Estate COVID-19 Qualified Limited Forbearance Agreement permitted borrowers who qualified under Section 4013 of the CARES Act to make an election to pay scheduled interest and escrow payments (if applicable) for a four-month period beginning in April 2020, and pay all deferred principal payments by December 2020.

Our Small Investment Property COVID-19 Qualified Limited Forbearance Agreement permitted borrowers with loan balances under $750,000 who qualified under Section 4013 of the CARES Act to make an election to pay scheduled interest and escrow payments (if applicable) for a four-month period beginning in April 2020, and pay all deferred principal payments by December 2020.   In addition, the borrower could elect to defer the May 2020 loan payment entirely, with all deferred interest amounts due by December 2020 and all deferred principal amounts due by June 30, 2021.

CARES Act Section 4013 and OCC Bulletin 2020-35 forbearance agreements are available to qualified commercial loan and commercial finance borrowers, and to commercial equipment lessees.

For residential mortgage and consumer loans, relief under CARES Act Section 4013 or OCC Bulletin 2020-35 forbearance agreements are available to qualified borrowers with terms consistent with secondary residential mortgage market standards established by Fannie Mae.

The following table summarizes the loan forbearance modifications at June 30, 2020:

	Number of loans	Principal Balance	Principal Amount Deferred

Small Investment Property COVID-19 Forbearance Agreement
Multi-family mortgage	23	$7,143	$45
Nonresidential real estate	18	7,183	89
Qualified Limited Forbearance Program
Multi-family mortgage	66	50,959	244
Nonresidential real estate	34	42,968	373
Commercial leases	18	5,853	579
One-to-four family residential real estate	10	1,312	8

	169	$115,418	$1,338

Troubled Debt Restructurings

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The Company had no TDRs at June 30, 2020 and December 31, 2019. During the six months ended June 30, 2020 and 2019, there were no loans modified and classified as TDRs. During the three and six months ended June 30, 2020 and 2019, there were no TDR loans that subsequently defaulted within twelve months of their modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.

Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
June 30, 2020
One-to-four family residential real estate loans:
Owner occupied	$38,402	$79	$467	$662	$39,610
Non-owner occupied	9,255	29	34	—	9,318
Multi-family mortgage:
Illinois	230,913	—	—	—	230,913
Other	305,706	—	—	—	305,706
Nonresidential real estate	124,322	160	2,790	288	127,560
Commercial loans:
Regional commercial banking	32,388	—	—	—	32,388
Health care	12,117	437	—	—	12,554
Direct commercial lessor	81,667	—	—	—	81,667
Commercial leases:
Investment-rated commercial leases	114,632	—	—	—	114,632
Other commercial leases	131,271	—	1,261	833	133,365
Consumer	1,770	2	11	—	1,783
	$1,082,443	$707	$4,563	$1,783	$1,089,496

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

	June 30, 2020			December 31, 2019
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$143	$-	$143	$186	$—	$186

The following represents the roll forward of OREO and the composition of OREO properties:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Beginning balance	$110	$921	$186	$1,226
New foreclosed properties	33	—	33	46
Valuation adjustments	—	(21)	—	(21)
Sales and other reductions	—	(403)	(76)	(754)
Ending balance	$143	$497	$143	$497

Activity in the valuation allowance is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Beginning balance	$—	$—	$—	$23
Additions charged to expense	—	21	—	21
Reductions from sales of OREO	—	—	—	(23)
Ending balance	$—	$21	$—	$21

At June 30, 2020 and December 31, 2019, the balance of OREO included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At June 30, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $207,000 and $237,000, respectively.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 - LEASES

The Company enters into operating leases in the normal course of business primarily for several of its branch and corporate locations. Leases (Topic 842) establishes a right of use model that requires a lessee to record a right of use (“ROU”) asset and a lease liability for all leases with terms longer than 12 months. Currently the Company is obligated under four non-cancellable operating lease agreements for three branch properties and its corporate office. The leases have varying terms, the longest of which will end in 2032. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised; therefore, they were not considered in the calculation of the ROU asset and lease liability. The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's Statement of Financial Condition.

The following table represents the classification of the Company's right of use and lease liabilities:

	Statement of Financial Condition Location	June 30, 2020	December 31, 2019
Operating Lease Right of Use Asset:
Gross carrying amount		$6,694	$—
New lease obligation		111	6,694
Accumulated amortization		(1,288)	(848)
Net carrying value	Other assets	$5,517	$5,846

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$5,517	$5,846

Amortization expense was $221,000 and $212,000 for the three months ended  June 30, 2020 and 2019, respectively, and $439,000 and $424,000 for the six months ended   June 30, 2020 and 2019.  At  June 30, 2020, the weighted-average remaining lease term for the operating leases was 8.5 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.13%. The Company utilized the FHLB fixed rate advance rate for the term most closely aligning with the remaining lease term.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Lease cost:	2020	2019	2020	2019
Operating lease cost	$221	$212	$439	$424
Short-term lease cost	41	29	71	60
Sublease income	(20)	(9)	(38)	(15)
Total lease cost	$242	$232	$472	$469

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$238	$225	$471	$449

Future minimum payments under non-cancellable operating leases with terms longer than 12 months, are as follows at June 30, 2020:

Twelve months ended June 30,
2021	$952
2022	979
2023	1,007
2024	705
2025	504
Thereafter	2,470
Total future minimum operating lease payments	6,617
Amounts representing interest	(1,100)
Present value of net future minimum operating lease payments	$5,517

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - BORROWINGS

Advances from the FHLB were as follows:

	June 30, 2020		December 31, 2019
	Contractual		Contractual
	Rate	Amount	Rate	Amount
Fixed-rate advance from FHLB, due within 1 year	—%	$4,000	—%	$—

Securities sold under agreements to repurchase, which are included with borrowings on the consolidated balance sheet, are shown below.

	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
December 31, 2019
Repurchase agreements and repurchase-to-maturity transactions	$61	$—	$—	$—	$61
Gross amount of recognized liabilities for repurchase agreements in Consolidated Statements of Financial Condition					$61

There were no repurchase agreements and repurchase-to-maturity transactions at  June 30, 2020.

Securities sold under agreements to repurchase were secured by a mortgage-backed security with a carrying amount of $2.0 million at December 31, 2019,  As the security's value fluctuates due to market conditions, the Company has no control over the market value.   The Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase price, per the agreement.

On April 1, 2020, the Company established a $5.0 million unsecured line of credit with a correspondent.  Interest is payable at a rate of Prime rate minus 0.75%.  The line of credit will mature on April 1, 2021.  The line of credit had no outstanding balance at  June 30, 2020.

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2020
Securities:
Certificates of deposit	$—	$49,288	$—	$49,288
Municipal securities	—	514	—	514
Mortgage-backed securities – residential	—	6,983	—	6,983
Collateralized mortgage obligations – residential	—	2,652	—	2,652
	$—	$59,437	$—	$59,437
December 31, 2019
Securities:
Certificates of deposit	$—	$48,666	$—	$48,666
Municipal securities	—	513	—	513
Mortgage-backed securities - residential	—	8,037	—	8,037
Collateralized mortgage obligations – residential	—	2,977	—	2,977
	$—	$60,193	$—	$60,193

At June 30, 2020 and December 31, 2019 there were no impaired loans that were measured for impairment using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances.

At June 30, 2020 and December 31, 2019 there were no OREO properties with valuation allowances.

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at June 30, 2020 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$384,765	$13,826	$370,939	$—	$384,765
Securities	59,437	—	59,437	—	59,437
Loans receivable, net of allowance for loan losses	1,081,798	—	—	1,089,464	1,089,464
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	4,447	—	102	4,345	4,447
Financial liabilities
Certificates of deposit	340,717	—	343,032	—	343,032
Borrowings	4,000	—	3,994	—	3,994

		Fair Value Measurements at December 31, 2019 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$190,325	$9,785	$180,540	$—	$190,325
Securities	60,193	—	60,193	—	60,193
Loans receivable, net of allowance for loan losses	1,168,008	—	—	1,177,459	1,177,459
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	4,563	—	252	4,311	4,563
Financial liabilities
Certificates of deposit	402,034	—	402,914	—	402,914
Borrowings	61	—	61	—	61

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Deposit service charges and fees	$736	$974	$1,623	$1,904
Loan servicing fees (1)	82	56	145	79
Mortgage brokerage and banking fees (1)	11	21	40	49
Gain on sale of equity securities (1)	—	—	—	295
Loss on disposal of other assets	—	—	(2)	(19)
Trust and insurance commissions and annuities income	224	224	506	429
Earnings on bank-owned life insurance (1)	9	38	41	68
Other (1)	101	113	208	245
Total noninterest income	$1,163	$1,426	$2,561	$3,050

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees. Interchange income was $ 343,000 and $ 401,000 for the three months ended June 30, 2020 and 2019.  Interchange income was $ 694,000 and $ 762,000 for the six months ended June 30, 2020 and 2019.

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

Gains/losses on sales of OREO and other assets: The Company records a gain or loss from the sale of OREO and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. OREO sales for the three and  six months ended June 30, 2020 and 2019 were not financed by the Bank.

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

Overview

At June 30, 2020, the Company continued to be in a strong financial and operational condition. The Company had a Tier 1 leverage ratio of 11.06% and a Tier 1 risk-based capital ratio of 17.03%. Our ratio of nonperforming loans to total loans was 0.16% and the ratio of nonperforming assets to total assets was 0.12%. The Company’s subsidiary, BankFinancial NA, had 26.7% of total assets in cash deposited at the Federal Reserve Bank and other insured depository institutions. We believe the Company is appropriately positioned for the foreseeable economic and social consequences of the COVID-19 global pandemic.

Pandemic Operational Status

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

During the second quarter of 2020, we deployed new technological capabilities for branch transaction processing; we are now capable of executing branch transactions on a contactless basis except for cash and check cashing transactions, and safe deposit box access.

Beginning in late July 2020, we expect to restore walk-in branch service hours for limited periods and modestly expand drive-in hours for certain branch offices to accommodate customer service needs at peak periods. We implemented enhanced health safety protocols in all branch facilities for which we expect to restore walk-in branch services.

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

In the second quarter of 2020, total loans declined by $65.4 million (5.7%) compared to the first quarter of 2020. Commercial loan and finance balances decreased by $31.4 million (19.9%) primarily due to a $42.2 million (77.1%) reduction in line of credit usage by health-care providers, partially offset by seasonal growth in regional commercial lending and line of credit usage by equipment lessors.  Health-care providers received substantial additional liquidity from Medicare reimbursement advances and other sources, and some borrowers chose to pay down credit exposures to the maximum extent possible. Multi-family mortgage loans decreased by $5.8 million (1.1%) primarily due to scheduled principal amortization. Nonresidential real estate mortgage loans declined by $5.9 million (4.4%) primarily due to prepayment activity related to project sales and external refinance activity.  Our commercial equipment lease and commercial finance portfolio declined by $18.1 million (6.8%) primarily due to reduced origination volumes related to COVID-19 impacts on equipment delivery and installations to lessees.

U.S. Small Business Administration Paycheck Protection Program (PPP)

We originated 305 loans for $11 million pursuant to the U.S. Small Business Administration Paycheck Protection Program (PPP) in the second quarter of 2020; of these, we had 300 loans with $10.9 million in outstanding principal balance as of June 30, 2020. The Bank focused its PPP loan origination capabilities on new and existing small business deposit customers, resulting in an average loan origination amount of $36,144.

Due to the uncertainties concerning the PPP, borrower demand for PPP loans declined each month during the second quarter of 2020, with 229 loans originated in May 2020 and 25 loans originated in June 2020. In anticipation of further extensions and enhancements to the PPP, we implemented a technology solution to automate the processing of PPP loans.  We also implemented a technology solution to automate the processing of requests for forgiveness of PPP loans not forgiven by operation of law.

COVID-19 Loan Forbearance Programs

Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring pursuant to US GAAP. In addition, OCC Bulletin 2020-35 provides more limited circumstances in which a loan modification is not subject to classification as a Troubled Debt Restructuring. Pursuant to these new capabilities, we developed several loan forbearance programs to assist borrowers with managing cash flows disrupted due to COVID-19.

Our Apartment and Commercial Real Estate Qualified Limited Forbearance Program permitted borrowers who qualify under Section 4013 of the CARES Act to make an election to pay scheduled interest and escrow payments (if applicable) for a four-month period beginning in April 2020, and pay all deferred principal payments by December 2020. As of June 30, 2020, 100 borrowers with $94.0 million in outstanding loan principal balances executed a Qualified Limited Forbearance Program agreement. At June 30, 2020, all but two borrowers were current on all required forbearance payments; those borrowers made the required payments shortly after the end of the second quarter of 2020.

For small investment property owners with loan balances under $750,000, borrowers were also able to defer the May 2020 loan payment entirely, with all deferred interest amounts due by December 2020 and all deferred principal amounts due by June 30, 2021. As of June 30, 2020, 41 borrowers with $14.3 million in outstanding principal balances executed a Small Investment Property Limited Forbearance Program agreement. At June 30, 2020, all but one borrower was current on all required forbearance payments; the remaining borrower made the required payment shortly after the end of the second quarter of 2020.

Relief under CARES Act Section 4013 and OCC Bulletin 2020-35 forbearance agreements may be available to qualified commercial loan and commercial finance borrowers, and to commercial equipment lessees. As of June 30, 2020, we had no commercial loan borrowers subject to any form of forbearance agreement. As of June 30, 2020, there were seven commercial equipment lessees with $5.9 million in outstanding principal balances subject to a forbearance agreement.  As of June 30, 2020, all but one of the lessees were current on all required payments; the remaining lessee made the required payments shortly after the end of the second quarter of 2020.  One lessee with $449,000 in outstanding principal balance was subject to a forbearance agreement other than our standard Qualified Limited Forbearance Agreement.

For residential mortgage and consumer loans, relief under CARES Act Section 4013 or OCC Bulletin 2020-35 forbearance agreements is available to qualified borrowers. As of June 30, 2020, we had 10 borrowers with $1.3 million in outstanding principal balances subject to a forbearance agreement with terms consistent with secondary residential mortgage market standards established by Fannie Mae.  Due to the continuing widespread impact of COVID-19 in the State of Illinois, we expect that additional residential loan borrowers will seek loan forbearance or loan modification agreements in and after the third quarter of 2020.

Asset Quality

Our non-performing loans to total loans ratio was 0.16% as of June 30, 2020.  Due in part to disruptions in payment processing related to COVID-19, we placed three lessees with a total exposure of $833,000 on non-accrual status in the second quarter of 2020; of these, we received payments subsequent to June 30, 2020 from two with a total exposure of $526,000 sufficient to repay the exposures in full or restore the lessee to current payment status.  Past due loan balances, including payments due on any loan or leases subject to a forbearance agreement, continued to remain nominal; however, these trends could change based on the pace of economic recovery from the COVID-19 pandemic and based on any further fiscal stimulus, if any, from the U.S. Government in future quarters.

Allowance for Losses on Loans and Leases Reserve

Our allowance for losses on loans and leases reserve increased by $44,000, as increases in reserve ratios for multi-family residential real estate loans and commercial real estate loans were more than offset by the recovery of reserves from the overall reduction in outstanding loan principal balance during the second quarter of 2020.  The $31.4 million decline in commercial loans and finance balances during the second quarter of 2020 resulted in a $213,000 reduction in required reserve at June 30, 2020.  We estimate that if our loan portfolio balances and composition remained constant during the second quarter of 2020 from the first quarter of 2020, a $455,000 additional provision for loan loss reserve would have been indicated for the second quarter of 2020.  As of June 30, 2020, the required reserve ratios for multi-family residential real estate loans and commercial real estate loans increased by 19.6%, and 43.8%, respectively, compared to December 31, 2019.

If our loan balances increase as business and liquidity conditions normalize for our health care borrowers, and if equipment finance and commercial loan and finance originations return to their expected levels, we expect that we will experience additional increases to the allowance for loans and leases reserve.  Additionally, should economic conditions worsen due to the broad impacts of the COVID-19 pandemic, further increases in required reserve ratios for certain loan types may also require an increase in the allowance for loans and leases reserve.

Deposit Portfolio Composition & Activity

Our deposit portfolio composition consists almost entirely of core transaction accounts, with local retail and business money market deposit accounts, and local retail certificates of deposit accounts. In the second quarter of 2020, total deposits increased by $134.4 million (10.7%), net of a $16.3 million reduction in wholesale deposit balances, primarily due to the impacts of multiple COVID-19 U.S. Government fiscal stimulus programs. We also note that the delays enacted for federal and state tax reporting and remittances also deferred seasonal deposit withdrawal activity typical for the second quarter of each calendar year. For the remainder of 2020, we expect greater volatility in deposit balances, as various forms of government stimulus provide additional liquidity to depositors, but in most cases this liquidity may also be consumed to pay current or past due obligations. Given our substantial liquidity, we will maintain a moderate competitive posture for interest-bearing deposits, with pricing flexibility reserved for our most valuable overall deposit relationships.

Net Interest Income and Noninterest Income

The abrupt decline in interest rates during the first quarter of 2020 not only reduced interest income on floating-rate commercial loans and liquidity assets, but it also reduced competitive pressures and depositor expectations concerning deposit interest rates. Because of the need to maintain higher levels of liquidity and delays in business investment activity due to COVID-19 disruptions, some further compression of our net interest margin is foreseeable in the next two quarters, but a sustained recovery in business conditions should enable us to deploy our additional asset generation resources and thus reallocate some of our excess liquidity.

The average yield on our loan and lease portfolio for the quarter ended June 30, 2020 was 4.57%, compared to an average loan and lease portfolio yield of 4.72% for the quarter ended March 31, 2020. The average cost of retail and commercial deposits decreased to 0.63% for the quarter ended June 30, 2020, compared to an average cost of 0.93% for the quarter ended March 31, 2020. The average cost of wholesale deposits and borrowings declined to 2.35% for the quarter ended June 30, 2020. Our net interest margin decreased to 3.09% for the quarter ended June 30, 2020, compared to 3.44% for the quarter ended March 31, 2020.

Noninterest income declined in the second quarter of 2020 due to the impact of “Stay-At-Home” orders on the use of card-based payments for retail sales and on commercial mortgage brokerage activity.  Changes in the market return of trust assets caused a modest reduction in wealth management and trust income.   The abrupt change in market interest rates reduced income on our Bank-Owned Life Insurance portfolio.  For the second quarter of 2020, noninterest income was $1.2 million, compared to $1.4 million in the first quarter of 2020.

The substantial changes in commercial real estate market expectations will diminish transaction activity and credit availability for higher-leverage transactions typically financed by capital markets sources. The extreme volatility of equity markets similarly induces caution on the part of wealth management and trust customers, who became far more risk-averse as the scope and severity of the COVID-19 global pandemic expanded during the second quarter of 2020. We expect to see gradual improvement in these market-based opportunities commensurate with the reduction of uncertainties in commercial real estate and corporate earnings and asset valuations.

Noninterest Expense

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

Noninterest expense declined to $9.2 million for the quarter ended June 30, 2020.  Compensation and benefits declined by $350,000, net of a $100,000 accrual for special performance compensation related to COVID-19 risk management and customer service activities.  Information technology expenses increased modestly due to improvements in our information security and network capacities; we expect some of these expenses to decline as we terminate existing parallel service agreements upon full implementation of new capabilities.   Despite increased expenses for health safety and other COVID-19 protections and responses, other expenses remained well-contained, as we curtailed marketing expenses and other discretionary expenses to improve efficiencies.

Capital Management

The sharp reduction in the Company’s share price to below tangible book value should create an opportunity to enhance shareholder value through highly accretive share repurchases, absent the imposition of regulatory limitations or the existence of higher priority- capital needs. We also intend to continue to consider potential acquisition opportunities that meet our established parameters, if executable under current market conditions.

We repurchased 181,640 shares of the Company's common stock at an average cost of $8.12 per share during the second quarter of 2020. Our tangible book value increased to $11.58 from $11.48 as of June 30, 2020.  At June 30, 2020, we had 155,127 shares available for repurchase under the Board's current share repurchase program.

SELECTED FINANCIAL DATA

The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	June 30, 2020	December 31, 2019	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,593,129	$1,488,015	$105,114
Loans, net	1,081,798	1,168,008	(86,210)
Securities, at fair value	59,437	60,193	(756)
Other real estate owned, net	143	186	(43)
Deposits	1,388,155	1,284,757	103,398
Borrowings	4,000	61	3,939
Equity	172,454	174,372	(1,918)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(In thousands)
Selected Operating Data:
Interest income	$13,194	$16,522	$(3,328)	$27,847	$33,048	$(5,201)
Interest expense	1,869	3,419	(1,550)	4,553	6,726	(2,173)
Net interest income	11,325	13,103	(1,778)	23,294	26,322	(3,028)
Provision for loan losses	42	3,957	(3,915)	513	3,870	(3,357)
Net interest income after provision for loan losses	11,283	9,146	2,137	22,781	22,452	329
Noninterest income	1,163	1,426	(263)	2,561	3,050	(489)
Noninterest expense	9,249	9,472	(223)	18,877	19,570	(693)
Income before income tax expense	3,197	1,100	2,097	6,465	5,932	533
Income tax expense	845	293	552	1,695	1,574	121
Net income	$2,352	$807	$1,545	$4,770	$4,358	$412

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.61%	0.21%	0.63%	0.57%
Return on equity (ratio of net income to average equity) (1)	5.42	1.84	5.47	4.84
Average equity to average assets	11.27	11.47	11.60	11.69
Net interest rate spread (1) (2)	2.90	3.30	3.04	3.32
Net interest margin (1) (3)	3.09	3.60	3.26	3.62
Efficiency ratio (4)	74.06	65.19	73.01	66.63
Noninterest expense to average total assets (1)	2.40	2.48	2.51	2.54
Average interest-earning assets to average interest-bearing liabilities	138.21	131.66	135.41	131.77
Dividends declared per share	$0.10	$0.10	$0.20	$0.20
Dividend payout ratio	63.73%	191.78%	63.33%	73.28%

	At June 30, 2020	At December 31, 2019
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.12%	0.07%
Nonperforming loans to total loans	0.16	0.07
Allowance for loan losses to nonperforming loans	457.43	901.06
Allowance for loan losses to total loans	0.75	0.65
Capital Ratios:
Equity to total assets at end of period	10.82%	11.72%
Tier 1 leverage ratio (Bank only)	10.54%	10.89%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	199	222

(1)	Ratios annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets include nonperforming loans and other real estate owned.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total assets increased $ 105.1 million, or 7.1%, to $ 1.593 billion at June 30, 2020, from $ 1.488 billion at December 31, 2019. The increase in total assets was primarily due to an increase in cash and cash equivalents, which was partially offset by a decrease in loans receivable.  Cash and cash equivalents increased $ 194.4 million, or 102.2%, to $ 384.8 million at June 30, 2020, from $ 190.3 million at December 31, 2019. Loans decreased $ 86.2 million, or 7.4%, to $ 1.082 billion at June 30, 2020, from $ 1.168 billion at December 31, 2019.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial, and commercial leases), which together totaled 95.3% of gross loans at June 30, 2020. During the six months ended June 30, 2020, multi-family loans decreased by $ 27.1 million, or 4.8%; commercial loans decreased by $ 19.1 million, or 13.1%; commercial leases decreased $ 24.6 million, or 9.0%; and nonresidential real estate loans decreased $ 7.1 million, or 5.3%. The decrease in multi-family loans was primarily due to a significant amount of loan prepayments.

Our primary lending area consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area and engage in certain types of commercial lending and leasing activities on a nationwide basis. At June 30, 2020, $228.7 million, or 42.6%, of our multi-family mortgage loans were in the Metropolitan Statistical Area for Chicago, Illinois; $71.2 million, or 13.3%, were in the Metropolitan Statistical Area for Dallas, Texas; $44.6 million, or 8.3%, were in the Metropolitan Statistical Area for Denver, Colorado; $30.1 million, or 5.6%, were in the Metropolitan Statistical Area for Tampa, Florida; $29.1 million, or 5.4%, were in the Metropolitan Statistical Area for Greenville-Spartanburg, South Carolina; $21.5 million, or 4.0%, were in the Metropolitan Statistical Area for San Antonio, Texas; and $19.2 million, or 3.6%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota. This information reflects the location of the collateral and does not necessarily reflect the location of the borrower.

Total liabilities increased $ 107.0 million, or 8.1%, to $ 1.421 billion at June 30, 2020, from $ 1.314 billion at December 31, 2019, primarily due to an increase in total deposits.  Total deposits increased $ 103.4 million, or 8.0%, to $ 1.388 billion at June 30, 2020, from $ 1.285 billion at December 31, 2019.  Noninterest-bearing demand deposits increased $94.3 million, or 44.8%, to $ 305.1 million at June 30, 2020, from $ 210.8 million at December 31, 2019 and interest-bearing NOW accounts increased $33.5 million, or 12.2%, to $ 306.6 million at June 30, 2020, from $ 273.2 million at December 31, 2019.  Money market accounts increased $22.5 million, or 9.2%, to $ 268.1 million at June 30, 2020, from $ 245.6 million at December 31, 2019.  Savings accounts increased $14.4 million, or 9.4%, to $ 167.6 million at June 30, 2020, from $ 153.2 million at December 31, 2019.  Retail certificates of deposit decreased $33.0 million, or 9.8%, to $ 304.0 million at June 30, 2020, from $ 336.9 million at December 31, 2019. Wholesale certificates of deposit decreased $28.3 million, or 43.5%, to $ 36.7 million at June 30, 2020, from $ 65.1 million at December 31, 2019. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 75.5% of total deposits at June 30, 2020, compared to 68.7% at December 31, 2019.  Borrowings increased $3.9 million in May 2020, the Bank borrowed $4.0 million from the FHLB at zero percent interest rate for a one year term.

Total stockholders’ equity was $ 172.5 million at June 30, 2020, compared to $ 174.4 million at December 31, 2019. The decrease in total stockholders’ equity was primarily due to our repurchase of 387,836 shares of our common stock during the six months ended June 30, 2020 at a total cost of $ 3.7 million and our declaration and payment of cash dividends totaling $ 3.0 million during the same period. These reductions in total stockholders’ equity were partially offset by the net income of $ 4.8 million that the Company recorded for the six months ended June 30, 2020.

Operating Results for the Three Months Ended June 30, 2020 and 2019

Net Income. Net income was $2.4 million for the three months ended June 30, 2020, compared to $807,000 for the three months ended June 30, 2019. Earnings per basic and fully diluted share of common stock were $0.16 for the three months ended June 30, 2020, compared to $0.05 for the three months ended June 30, 2019.

Net Interest Income. Net interest income was $11.3 million for the three months ended June 30, 2020, compared to $13.1 million for the three months ended June 30, 2019. The decrease in net interest income reflected a $3.3 million, or 20.1%, decrease in interest income, partially offset by a $1.6 million decrease in interest expense.

The decrease in interest income was due in substantial part to a decrease in the average yield on interest-earning assets, which was partially offset by a decrease in the cost of interest-bearing liabilities and a decrease in total average interest-bearing liabilities. The yield on interest-earning assets decreased 94 basis points to 3.60% for the three months ended June 30, 2020, from 4.54% for the three months ended June 30, 2019. The cost of interest-bearing liabilities decreased 54 basis points to 0.70% for the three months ended June 30, 2020, from 1.24% for the same period in 2019. Total average interest-earning assets increased $17.7 million, or 1.2%, to $1.476 billion for the three months ended June 30, 2020, from $1.458 billion for the same period in 2019.  Total average interest-bearing liabilities decreased $39.7 million, or 3.6%, to $1.068 billion for the three months ended June 30, 2020, from $1.108 billion for the same period in 2019.  Our net interest rate spread decreased by 40 basis point to 2.90% for the three months ended June 30, 2020, from 3.30% for the same period in 2019. Our net interest margin decreased by 51 basis points to 3.09% for the three months ended June 30, 2020, from 3.60% for the same period in 2019.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and expenses and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,116,067	$12,669	4.57%	$1,297,548	$15,389	4.76%
Securities	66,750	271	1.63	86,144	602	2.80
Stock in FHLB and FRB	7,490	86	4.62	7,629	92	4.84
Other	285,594	168	0.24	66,859	439	2.63
Total interest-earning assets	1,475,901	13,194	3.60	1,458,180	16,522	4.54
Noninterest-earning assets	65,451			70,853
Total assets	$1,541,352			$1,529,033
Interest-bearing liabilities:
Savings deposits	$163,238	27	0.07	$154,822	117	0.30
Money market accounts	258,000	202	0.31	247,997	573	0.93
NOW accounts	285,838	128	0.18	267,185	309	0.46
Certificates of deposit	358,404	1,512	1.70	436,435	2,418	2.22
Total deposits	1,065,480	1,869	0.71	1,106,439	3,417	1.24
Borrowings	2,374	—	—	1,101	2	0.73
Total interest-bearing liabilities	1,067,854	1,869	0.70	1,107,540	3,419	1.24
Noninterest-bearing deposits	273,523			216,199
Noninterest-bearing liabilities	26,298			29,842
Total liabilities	1,367,675			1,353,581
Equity	173,677			175,452
Total liabilities and equity	$1,541,352			$1,529,033
Net interest income		$11,325			$13,103
Net interest rate spread (2)			2.90%			3.30%
Net interest-earning assets (3)	$408,047			$350,640
Net interest margin (4)			3.09%			3.60%
Ratio of interest-earning assets to interest-bearing liabilities	138.21%			131.66%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

We recorded a provision for loan losses of $42,000 for the three months ended June 30, 2020, compared to a provision of $4.0 million for the same period in 2019. The provision for, or recovery of, loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses that is attributable to loans collectively evaluated for impairment increased $44,000, or 0.5%, to $8.2 million at June 30, 2020 from $8.1 million at  March 31, 2020. There were no reserves established for loans individually evaluated for impairment for the three months ended June 30, 2020 and 2019. Net recoveries were $2,000 for the three months ended June 30, 2020, compared to net charge-offs of $4.5 million for the three months ended June 30, 2019.

The decrease in net charge-offs and provision for loan losses were primarily due to the fact that our operating results for the three months ending June 30, 2019 included a $4.4 million loss on the sale of a Chicago commercial credit exposure that experienced an unexpected deterioration in the second quarter of 2019. The sold loans were originated in 2016 to two affiliated wholesale fuel distributors. The loans were secured by accounts receivable and supplemental real estate collateral and were personally guaranteed by the borrowers’ principals. In the second quarter of 2019, we learned that one of the borrowers failed to make excise tax payments in violation of its agreements with the State of Illinois, that a tax performance bond that was a condition to the borrower’s continued ability to operate as a wholesale fuel distributor in the State of Illinois would not be renewed by the borrower’s insurer, and that the borrower had apparently altered its collection procedures and cash management practices in ways that appeared to make it necessary for us to institute litigation to gain control of and collect the proceeds of the accounts receivable collateral. We evaluated these and other factors, including the risks to the borrower’s ability to continue to operate as a going concern, and concluded that a sale of the loans at a discount was a superior alternative to initiating potentially costly and protracted litigation, the outcome of which could not be predicted with reasonable certainty.

The allowance for loan losses as a percentage of nonperforming loans was 457.43 at June 30, 2020, compared to 1061.78 at March 31, 2020 and 901.06 at December 31, 2019.

Noninterest Income

	Three Months Ended
	June 30,
	2020	2019	Change
	(Dollars in thousands)
Deposit service charges and fees	$736	$974	$(238)
Loan servicing fees	82	56	26
Mortgage brokerage and banking fees	11	21	(10)
Trust and insurance commissions and annuities income	224	224	—
Earnings on bank-owned life insurance	9	38	(29)
Other	101	113	(12)
Total noninterest income	$1,163	$1,426	$(263)

Noninterest income decreased $ 263,000, or 18.4%, for the three months ended June 30, 2020 to $ 1.2 million, compared to $ 1.4 million for the same period in 2019.  Deposit service charges decreased $238,000, or 24.4%, primarily due to reduced NSF returns charges, Visa fees and negative balance fees. Loan servicing fees increased $26,000 for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Earnings on bank-owned life insurance decreased by $29,000 to $9,000 for the three months ended June 30, 2020, due to lower interest rates. Other income decreased $12,000, or 10.6%, to $101,000 for the three months ended June 30, 2020, compared to $113,000 for the three months ended June 30, 2019.

Noninterest Expense

	Three Months Ended
	June 30,
	2020	2019	Change
	(Dollars in thousands)
Compensation and benefits	$5,168	$5,207	$(39)
Office occupancy and equipment	1,723	1,624	99
Advertising and public relations	118	145	(27)
Information technology	808	753	55
Professional fees	289	237	52
Supplies, telephone and postage	284	322	(38)
Amortization of intangibles	7	14	(7)
Nonperforming asset management	57	58	(1)
Operations of other real estate owned, net	7	47	(40)
FDIC insurance premiums	102	146	(44)
Other	686	919	(233)
Total noninterest expense	$9,249	$9,472	$(223)

Noninterest expense decreased by $223,000, or 2.4%, to $ 9.2 million for the three months ended June 30, 2020, from $ 9.5 million for the same period in 2019.  Office occupancy and equipment expense increased $99,000, or 6.1%, to $1.7 million for the three months ended June 30, 2020, from $1.6 million for the same period in 2019, due in substantial part to an $82,000 increase in real estate taxes and increases in office building expense, rent expense and technology equipment upgrade expenses. Information technology expense increased $55,000, or 7.3%, to $808,000 for the three months ended June 30, 2020, from $753,000 for the same period in 2019, primarily due to system upgrades and cybersecurity prevention expenses.  Professional fees increased $52,000, or 21.9%, to $289,000 for the three months ended June 30, 2020, from $237,000 for the same period in 2019, due in substantial part to a $52,000 increase in trust consulting fees for investment management services.  FDIC insurance premiums decreased $44,000, or 30.1%, to $102,000 for the three months ended June 30, 2020, compared to $146,000 for the same period in 2019, due to the receipt of the FDIC's small bank assessment credit in third quarter 2019. Other expenses decreased $233,000, or 25.4%, to $686,000 for the three months ended June 30, 2020, from $919,000 for the same period in 2019, due in substantial part to the reversal of a $116,000 reserve established for the open letters of credit related to a loan charge-off that was recorded in the second quarter of 2019.  Supplies and office occupancy expense included $104,000 in expenses related to civil unrest and COVID-19 for additional cleaning and sanitation costs that were incurred for infection control and prevention.

Income Taxes

We recorded income tax expense of $845,000 for the three months ended June 30, 2020, compared to $293,000 for the three months ended June 30, 2019. Our combined state and federal effective tax rate for the three months ended June 30, 2020 was 26.4% versus an effective tax rate of 26.6% for the three months ended June 30, 2019.

Operating Results for the Six Months Ended June 30, 2020 and 2019

Net Income. We had net income of $4.8 million for the six months ended June 30, 2020, compared to $4.4 million for the six months ended June 30, 2019. Earnings per basic and fully diluted share of common stock were $0.32 for the six months ended June 30, 2020, compared to $0.28 per basic and fully diluted share for the same period in 2019.

Net Interest Income. Net interest income was $23.3 million for the six months ended June 30, 2020, compared to $26.3 million for the same period in 2019. The $3.0 million decrease in net interest income reflected a $5.2 million, or 15.7%, decrease in interest income, partially offset by a $2.2 million decrease in interest expense.

The decrease in net interest income was primarily attributable to a decrease in the average yield on interest-earning assets, which was partially offset by a decrease in the cost of interest-bearing liabilities and a decrease in total average interest-earning assets. The yield on interest-earning assets decreased 64 basis points, or 14.1%, to 3.90% for the six months ended June 30, 2020, from 4.54% for the six months ended June 30, 2019. The cost of interest-bearing liabilities decreased 36 basis points to 0.86% for the six months ended June 30, 2020, from 1.22% for the same period in 2019. Total average interest-earning assets decreased $30.6 million, or 2.1%, to $1.438 billion for the six months ended June 30, 2020, from $1.468 billion for the same period in 2019. Our net interest rate spread decreased 28 basis points to 3.04% for the six months ended June 30, 2020, from 3.32% for the same period in 2019. Our net interest margin decreased by 36 basis points to 3.26% for the six months ended June 30, 2020, from 3.62% for the same period in 2019.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and expenses and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Six Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,138,010	$26,280	4.64%	$1,300,948	$30,741	4.77%
Securities	64,845	575	1.78	88,670	1,204	2.74
Stock in FHLB and FRB	7,490	172	4.62	7,826	192	4.95
Other	227,299	820	0.73	70,775	911	2.60
Total interest-earning assets	1,437,644	27,847	3.90	1,468,219	33,048	4.54
Noninterest-earning assets	65,864			72,994
Total assets	$1,503,508			$1,541,213
Interest-bearing liabilities:
Savings deposits	$158,695	91	0.12	$154,145	231	0.30
Money market accounts	253,277	666	0.53	249,775	1,141	0.92
NOW accounts	276,017	351	0.26	268,690	602	0.45
Certificates of deposit	372,546	3,445	1.86	433,905	4,664	2.17
Total deposits	1,060,535	4,553	0.86	1,106,515	6,638	1.21
Borrowings	1,201	—	—	7,701	88	2.30
Total interest-bearing liabilities	1,061,736	4,553	0.86	1,114,216	6,726	1.22
Noninterest-bearing deposits	241,001			217,680
Noninterest-bearing liabilities	26,403			29,140
Total liabilities	1,329,140			1,361,036
Equity	174,368			180,177
Total liabilities and equity	$1,503,508			$1,541,213
Net interest income		$23,294			$26,322
Net interest rate spread (2)			3.04%			3.32%
Net interest-earning assets (3)	$375,908			$354,003
Net interest margin (4)			3.26%			3.62%
Ratio of interest-earning assets to interest-bearing liabilities	135.41%			131.77%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses

We recorded a provision for loan losses of $513,000 for the six months ended June 30, 2020, compared to a provision for loan losses of $3.9 million for the same period in 2019. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment increased $524,000, or 6.9%, to $8.2 million at June 30, 2020, from $7.6 million at December 31, 2019. There were no reserves established for loans individually evaluated for impairment for the six months ended June 30, 2020 and 2019. Net recoveries were $11,000 for the six months ended June 30, 2020, compared to net charge-offs of $4.5 million for the same period in 2019.  The decrease in net charge-offs and provision for loan losses were primarily due to the fact that our operating results for the six months ending June 30, 2019 included a $4.4 million loss on the sale of a Chicago commercial credit exposure that experienced an unexpected deterioration in the second quarter of 2019.

The allowance for loan losses as a percentage of nonperforming loans was 457.43 at June 30, 2020, compared to 901.06 at December 31, 2019.

Noninterest Income

	Six Months Ended
	June 30,
	2020	2019	Change
	(Dollars in thousands)
Deposit service charges and fees	$1,623	$1,904	$(281)
Loan servicing fees	145	79	66
Mortgage brokerage and banking fees	40	49	(9)
Gain on sale of equity securities	—	295	(295)
Loss on disposal of other assets	(2)	(19)	17
Trust and insurance commissions and annuities income	506	429	77
Earnings on bank-owned life insurance	41	68	(27)
Other	208	245	(37)
Total noninterest income	$2,561	$3,050	$(489)

Noninterest income decreased by $489,000, or 16.0%, to $2.6 million for the six months ended June 30, 2020, from $3.1 million for the six months ended June 30, 2019.  Deposit service charges and fees decreased $281,000, or 14.8%, to $1.6 million for the six months ended June 30, 2020, compared to $1.9 million for the six months ended June 30, 2019, primarily due to reduced NSF return charges, Visa fees and negative balance fees. We recorded a gain on sale of equity securities for the six months ended June 30, 2019 of $295,000.  Trust and insurance commissions and annuities income increased $77,000, or 17.9%, to $506,000 for the six months ended June 30, 2020, compared to $429,000 for the six months ended June 30, 2019.  Earnings on bank-owned life insurance decreased $27,000 to $41,000 for the six months ended June 30, 2020, due to lower interest rates.  Other income decreased $37,000, or 15.1%, to $208,000 for the six months ended June 30, 2020, compared to $245,000 for the six months ended June 30, 2019.

Noninterest Expense

	Six Months Ended
	June 30,
	2020	2019	Change
	(Dollars in thousands)
Compensation and benefits	$10,686	$10,910	$(224)
Office occupancy and equipment	3,523	3,469	54
Advertising and public relations	270	306	(36)
Information technology	1,672	1,459	213
Professional fees	524	544	(20)
Supplies, telephone and postage	587	725	(138)
Amortization of intangibles	21	34	(13)
Nonperforming asset management	97	112	(15)
Operations of other real estate owned, net	(10)	3	(13)
FDIC insurance premiums	136	254	(118)
Other	1,371	1,754	(383)
Total noninterest expense	$18,877	$19,570	$(693)

Noninterest expense decreased by $693,000, or 3.5%, to $18.9 million for the six months ended June 30, 2020, from $19.6 million for the same period in 2019. The decrease in noninterest expense is due in substantial part to decreases in compensation and benefits, FDIC insurance premiums and other noninterest expense, offset in part by an increase in information technology expense. Compensation and benefits expense decreased $224,000, or 2.1%, partially due to a decrease in full-time equivalent employees to 199 at June 30, 2020 from 231 at June 30, 2019.  Office occupancy and equipment expense increased $54,000, or 1.6%, to $3.5 million for the six months ended June 30, 2020 and 2019, due in substantial part to a $131,000 increase in real estate taxes for Bank properties, as well as an increase of $78,000 in equipment upgrade expenses, offset in part by a $156,000 decrease in snow removal expense. Information technology expense increased $213,000, or 14.6%, to $1.7 million for the six months ended June 30, 2020, compared to $1.5 million for the same period in 2019, primarily due to system upgrades and cybersecurity prevention expenses. FDIC insurance premiums decreased $118,000, or 46.5%, to $136,000 for the six months ended June 30, 2020, compared to $254,000 for the same period in 2019, due to the receipt of the FDIC's small bank assessment credit in third quarter 2019. Other expenses decreased $383,000, or 21.8%, to $1.4 million for the six months ended June 30, 2020, from $1.8 million for the same period in 2019, due in substantial part to the reversal of a $116,000 reserve established for the open letters of credit related to a loan charge-off that was recorded in the second quarter 2019.  Supplies and office occupancy expense included $122,000 in expenses related to civil unrest and COVID-19 for additional cleaning and sanitation costs that were incurred for infection control and prevention.

Income Taxes

For the six months ended June 30, 2020, we recorded $1.7 million of income tax expense, compared to $1.6 million for the six months ended June 30, 2019. Our effective tax rate for the six months ended June 30, 2020 was 26.2%, compared to 26.5% for the same period in 2019.

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At June 30, 2020, we had no loans in this category.

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

As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is,” “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of June 30, 2020, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”

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

Nonperforming Assets Summary

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	June 30, 2020	March 31, 2020	December 31, 2019	Quarter Change	Six-Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$662	$476	$512	$186	$150
Nonresidential real estate	288	288	288	—	—
Other commercial leases	833	—	—	833	833
	1,783	764	800	1,019	983
Loans past due over 90 days, still accruing - commercial leases	—	—	47	—	(47)

Nonperforming loans	1,783	764	847	1,019	936

Other real estate owned - One-to-four family residential	143	110	186	33	(43)
Total nonperforming assets	$1,926	$874	$1,033	$1,052	$893
Ratios:
Nonperforming loans to total loans	0.16%	0.07%	0.07%
Nonperforming assets to total assets	0.12	0.06	0.07

Nonperforming Assets

Nonperforming assets increased $893,000 to $1.9 million at June 30, 2020, from $1.0 million at December 31, 2019. Due in part to disruptions in payment processing related to COVID-19, we placed three lessees with a total exposure of $833,000 on non-accrual status in the second quarter of 2020; of these, we received payments subsequent to June 30, 2020 from two with a total exposure of $526,000 sufficient to repay the exposures in full or restore the lessee to current payment status.  One residential loan with a book balance of $33,000 was transferred from nonaccrual loans to OREO during the six months ended June 30, 2020. We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had $4.0 million of FHLB advances outstanding at June 30, 2020 and none at December 31, 2019.

The Company is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its shareholders and to repurchase shares of its common stock, and for other corporate purposes. The Company's primary source of liquidity is dividend payments it receives from the Bank. The Bank's ability to pay dividends to the Company is subject to regulatory limitations. At June 30, 2020, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $6.8 million.  On April 1, 2020, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank at the parent company level. Interest is payable at a rate of Prime rate minus 0.75%. The line of credit will mature on April 1, 2021.

As of June 30, 2020, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity.  As of June 30, 2020, we had no other material commitments for capital expenditures.

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

In addition, as a result of the legislation, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. Beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the Community Bank Leverage Ratio framework; and qualified community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement is re-established at greater than 9%. Pursuant to Section 4012 of the CARES Act and related interim final rules, the Community Bank Leverage Ratio will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualified community bank, we elected to be subject to this definition beginning the second quarter of 2020.   As of June 30, 2020, the Bank's Community Bank Leverage Ratio was 10.54%.

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

As of June 30, 2020, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

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

Quarterly Cash Dividends. The Company declared cash dividends of $0.20 per share for both of the six months ended June 30, 2020 and June 30, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Quantitative Analysis. The following table sets forth, as of June 30, 2020, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(1,742)	(0.95)%	$7,438	17.25%
+300	359	0.20	5,746	13.32
+200	(1,003)	(0.55)	3,813	8.84
+100	(2,780)	(1.52)	1,819	4.22
0
-25	(4,405)	(2.41)	(659)	(1.53)

The table set forth above indicates that at June 30, 2020, in the event of an immediate 25 basis point decrease in interest rates, the Bank would be expected to experience a 2.41% decrease in NPV and a $659,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 0.55% decrease in NPV and a $3.8 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and 10-Q for the quarter ended March 31, 2020 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

  The economic impact of the novel COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December, 2019, a novel coronavirus (COVID-19) was reported in China, and in March, 2020, the World Health Organization declared it a pandemic.  On March 12, 2020, the President of the United States declared the COVID-19 pandemic in the United States a national emergency.  The COVID-19 pandemic has caused significant economic disruption in the United States, as many state and local governments imposed Stay-At-Home orders on individuals and closures or restrictions on business operations, which in turn resulted in rapid increases in unemployed and declines in economic activity.  In response to the COVID-19 pandemic, the U.S. Federal Reserve Board reduced the benchmark Federal Funds rate to a target rate of 0% to 0.25%, and the yields on 10-year U.S. Treasury notes declined to historic lows.  Various federal agencies, state and local governments established moratoria on tenant evictions and mortgage loan foreclosures which limits the timely collection of monthly payments due to landlord and lenders.

The U.S. Congress adopted several fiscal stimulus and regulatory relief measures providing direct support payments to individuals and families, expanded unemployment benefits, and funding the Paycheck Protection Program, a federal loan program to enable businesses to retain workers on private payrolls.  The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and the related Revised Interagency Guidance adopted by the federal banking agencies on April 7, 2020 also changed the reporting requirements with respect to past due loan payments, non-accrual status, loan classification or Troubled Debt Restructuring status for loan modifications granted pursuant to the CARES Act or the Revised Interagency Guidance.  As of July 28, 2020, the U.S. Congress was considering further extensions of some or all of these fiscal stimuli measures, but there is no assurance as to whether any legislation will be adopted, and if adopted, whether the legislation will have a material positive impact in mitigating the negative economic effects of the COVID-19 pandemic.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●

changes to the U.S. Small Business Administration Paycheck Protection Program (“the PPP”), including to the Interim Final Rules under which the PPP is administered, with respect to the origination, servicing, or forgiveness of PPP loans, whether now existing or originated in the future, or the terms and conditions of any guaranteed payments due to us from the SBA with respect to PPP loans.

●

the changes to reporting requirements for loans subject to the CARES Act or the Revised Interagency Guidance of April 7, 2020 could result in reported financial and operational data that would be more favorable than the reporting requirements under U.S. Generally Accepted Accounting Principles.

●

disruptions to borrower cash flows arising from the reduction or termination of payments by the Federal, state or any local government, arising from or related to the COVID-19 pandemic, including any changes to Federal, state or local governmental fiscal policies due to reductions in tax or user revenues due to the impact of the COVID-19 pandemic.

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●

as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
●	our wealth management and trust revenues may decline with continuing market turmoil;
●

a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;

●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the second quarter of 2020.  As of June 30, 2020, the Company had repurchased 5,655,628 shares of its common stock out of the 5,810,755 shares of common stock authorized under the current share repurchase authorization approved on March 30, 2015. Pursuant to the share repurchase authorization, as of June 30, 2020, there are 155,127 shares of common stock authorized for repurchase through October 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
April 1, 2020 through April 30, 2020	66,800	$8.05	66,800	269,967
May 1, 2020 through May 31, 2020	61,740	7.95	61,740	208,227
June 1, 2020 through June 30, 2020	53,100	8.28	53,100	155,127
	181,640		181,640

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101

The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BANKFINANCIAL CORPORATION

Dated:	July 29, 2020	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer