Form 10-Q
period 2020-09-30
BankFinancial CORP
filed 2020-10-28
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  At October 26, 2020 there were 14,780,628 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION

Form 10-Q

September 30, 2020

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - Unaudited

	September 30, 2020	December 31, 2019
Assets
Cash and due from other financial institutions	$13,740	$9,785
Interest-bearing deposits in other financial institutions	415,925	180,540
Cash and cash equivalents	429,665	190,325
Securities, at fair value	42,048	60,193
Loans receivable, net of allowance for loan losses: September 30, 2020, $8,011 and December 31, 2019, $7,632	1,065,892	1,168,008
Other real estate owned, net	110	186
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises and equipment, net	24,241	24,346
Accrued interest receivable	4,354	4,563
Bank-owned life insurance	18,996	18,945
Deferred taxes	3,520	3,873
Other assets	8,627	10,086
Total assets	$1,604,943	$1,488,015

Liabilities
Deposits
Noninterest-bearing	$328,915	$210,762
Interest-bearing	1,073,329	1,073,995
Total deposits	1,402,244	1,284,757
Borrowings	4,000	61
Advance payments by borrowers for taxes and insurance	9,998	10,222
Accrued interest payable and other liabilities	16,304	18,603
Total liabilities	1,432,546	1,313,643

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 14,824,628 shares issued at September 30, 2020 and 15,278,464 issued at December 31, 2019	148	153
Additional paid-in capital	108,231	112,420
Retained earnings	63,787	61,573
Accumulated other comprehensive income	231	226
Total stockholders’ equity	172,397	174,372
Total liabilities and stockholders’ equity	$1,604,943	$1,488,015

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest and dividend income
Loans, including fees	$12,027	$15,371	$38,307	$46,112
Securities	183	508	758	1,712
Other	275	749	1,267	1,852
Total interest income	12,485	16,628	40,332	49,676
Interest expense
Deposits	1,488	3,385	6,041	10,023
Borrowings	—	1	—	89
Total interest expense	1,488	3,386	6,041	10,112
Net interest income	10,997	13,242	34,291	39,564
Provision for (recovery of ) loan losses	(187)	(134)	326	3,736
Net interest income after provision for (recovery of) loan losses	11,184	13,376	33,965	35,828
Noninterest income
Deposit service charges and fees	833	983	2,456	2,887
Loan servicing fees	44	99	189	178
Mortgage brokerage and banking fees	44	28	84	77
Gain on sale of equity securities	—	—	—	295
Loss on disposal of other assets	—	—	(2)	(19)
Trust and insurance commissions and annuities income	222	198	728	627
Earnings on bank-owned life insurance	10	37	51	105
Other	111	129	319	374
Total noninterest income	1,264	1,474	3,825	4,524
Noninterest expense
Compensation and benefits	5,398	5,218	16,084	16,128
Office occupancy and equipment	1,860	1,879	5,383	5,348
Advertising and public relations	135	182	405	488
Information technology	781	892	2,453	2,351
Professional fees	307	213	831	757
Supplies, telephone, and postage	288	312	875	1,037
Amortization of intangibles	6	13	27	47
Nonperforming asset management	57	17	154	129
Operations of other real estate owned, net	23	19	13	22
FDIC insurance premiums	105	(127)	241	127
Other	827	891	2,198	2,645
Total noninterest expense	9,787	9,509	28,664	29,079
Income before income taxes	2,661	5,341	9,126	11,273
Income tax expense	713	1,417	2,408	2,991
Net income	$1,948	$3,924	$6,718	$8,282
Basic and diluted earnings per common share	$0.13	$0.26	$0.45	$0.53
Basic and diluted weighted average common shares outstanding	14,842,150	15,373,964	15,008,271	15,679,927

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$1,948	$3,924	$6,718	$8,282
Unrealized holding gain (loss) arising during the period	(4)	(16)	7	9
Tax effect	—	5	(2)	(2)
Net of tax	(4)	(11)	5	7
Comprehensive income	$1,944	$3,913	$6,723	$8,289

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data) - Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
For the three months ended

Balance at July, 1 2019	$154	$113,717	$57,331	$289	$171,491
Net income	—	—	3,924	—	3,924
Other comprehensive loss, net of tax	—	—	—	(11)	(11)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,537)	—	(1,537)
Balance at September 30, 2019	$154	$113,717	$59,718	$278	$173,867

Balance at July, 1 2020	$149	$108,748	$63,322	$235	$172,454
Net income	—	—	1,948	—	1,948
Other comprehensive loss, net of tax	—	—	—	(4)	(4)
Repurchase and retirement of common stock (66,000 shares)	(1)	(517)	—	—	(518)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,483)	—	(1,483)
Balance at September 30, 2020	$148	$108,231	$63,787	$231	$172,397

For the nine months ended

Balance at January 1, 2019	$165	$130,547	$56,167	$271	$187,150
Net income	—	—	8,282	—	8,282
Other comprehensive income, net of tax	—	—	—	7	7
Repurchase and retirement of common stock (1,107,550 shares)	(11)	(16,830)	—	—	(16,841)
Cash dividends declared on common stock ($0.30 per share)	—	—	(4,731)	—	(4,731)
Balance at September 30, 2019	$154	$113,717	$59,718	$278	$173,867

Balance at January 1, 2020	$153	$112,420	$61,573	$226	$174,372
Net income	—	—	6,718	—	6,718
Other comprehensive income, net of tax	—	—	—	5	5
Repurchase and retirement of common stock (453,836 shares)	(5)	(4,189)	—	—	(4,194)
Cash dividends declared on common stock ($0.30 per share)	—	—	(4,504)	—	(4,504)
Balance at September 30, 2020	$148	$108,231	$63,787	$231	$172,397

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net income	$6,718	$8,282
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	326	3,736
Depreciation	1,236	1,211
Amortization of premiums and discounts on securities	4	4
Amortization of intangibles	27	47
Amortization of servicing assets	56	63
Net change in net deferred loan origination costs	545	127
Gain on sale of other real estate owned	(22)	(112)
Gain on sale of equity securities	—	(295)
Loss on disposal of other assets	2	19
Other real estate owned valuation adjustments	—	38
Earnings on bank-owned life insurance	(51)	(105)
Net change in:
Accrued interest receivable	209	189
Other assets	1,942	4,379
Accrued interest payable and other liabilities	(2,399)	(3,570)
Net cash from operating activities	8,593	14,013
Cash flows from investing activities
Securities
Proceeds from maturities	55,599	79,210
Proceeds from principal repayments	2,206	2,234
Proceeds from sale of equity securities	—	3,722
Purchases of securities	(39,657)	(58,700)
Net decrease in loans receivable	101,108	105,846
Purchase of FHLB and FRB stock	—	(4)
Redemption of FHLB and FRB stock	—	540
Proceeds from sale of other real estate owned	120	1,107
Purchase of premises and equipment, net	(1,133)	(623)
Net cash from investing activities	118,243	133,332
Cash flows from financing activities
Net change in:
Deposits	117,487	(63,659)
Borrowings	3,939	(19,796)
Advance payments by borrowers for taxes and insurance	(224)	271
Repurchase and retirement of common stock	(4,194)	(16,841)
Cash dividends paid on common stock	(4,504)	(4,731)
Net cash from (used in) financing activities	112,504	(104,756)
Net change in cash and cash equivalents	239,340	42,589
Beginning cash and cash equivalents	190,325	98,204
Ending cash and cash equivalents	$429,665	$140,793

Supplemental disclosures of cash flow information:
Interest paid	$6,047	$10,295
Income taxes paid	155	349
Income taxes refunded	8	10
Loans transferred to other real estate owned	33	76
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	111	6,694

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, NA (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending  December 31, 2020 or for any other period.

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

COVID-19: The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 has adversely impacted, and could further adversely impact, a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact net interest income and noninterest income. Other financial impacts could occur though such potential impact is unknown at this time.

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

Newly Issued Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers who are smaller reporting companies, such as the Company, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.

NOTE 2 - EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income available to common stockholders	$1,948	$3,924	$6,718	$8,282
Basic and diluted weighted average common shares outstanding	14,842,150	15,373,964	15,008,271	15,679,927
Basic and diluted earnings per common share	$0.13	$0.26	$0.45	$0.53

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
September 30, 2020
Certificates of deposit	$32,724	$—	$—	$32,724
Municipal securities	503	9	—	512
Mortgage-backed securities - residential	6,124	305	—	6,429
Collateralized mortgage obligations - residential	2,381	4	(2)	2,383
	$41,732	$318	$(2)	$42,048
December 31, 2019
Certificates of deposit	$48,666	$—	$—	$48,666
Municipal securities	505	8	—	513
Mortgage-backed securities - residential	7,727	310	—	8,037
Collateralized mortgage obligations - residential	2,986	4	(13)	2,977
	$59,884	$322	$(13)	$60,193

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

	September 30, 2020
	Amortized Cost	Fair Value
Due in one year or less	$32,576	$32,577
Due after one year through five years	651	659
	33,227	33,236
Mortgage-backed securities - residential	6,124	6,429
Collateralized mortgage obligations - residential	2,381	2,383
	$41,732	$42,048

Investment securities available-for-sale with carrying values of $1.2 million and $2.0 million at September 30, 2020 and December 31, 2019, respectively, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Sales of equity securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Proceeds	$—	$—	$—	$3,722
Gross gains	—	—	—	295
Gross losses	—	—	—	—

Securities with unrealized losses not recognized in income are as follows:

		Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
September 30, 2020
Collateralized mortgage obligations - residential	—	$—	$—	3	$1,695	$(2)	3	$1,695	$(2)

December 31, 2019
Collateralized mortgage obligations - residential	3	$1,566	$(10)	1	$937	$(3)	4	$2,503	$(13)

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

Certain collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at September 30, 2020, but the unrealized losses were not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.

The Bank, as a member of Visa USA, received 51,404 unrestricted shares of Visa, Inc. Class B common stock in connection with Visa, Inc.’s initial public offering in 2007 and a related retroactive responsibility plan. The retroactive responsibility plan obligates all former Visa USA members to indemnify Visa USA, in proportion to their equity interests in Visa USA, for certain litigation losses and expenses, including settlement expenses, for the lawsuits covered by the retrospective responsibility plan. Due to the restrictions that the retrospective responsibility plan imposes on the Company’s Visa, Inc. Class B shares, the Company did not record the Class B shares as an asset.

The Bank sold 25,702 shares of Visa Class B common stock in the fourth quarter of 2018 and the remaining 25,702 shares of Visa Class B common stock in the first quarter of 2019 and recorded an aggregate gain of $295,000.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are as follows:

	September 30, 2020	December 31, 2019
One-to-four family residential real estate	$44,812	$55,750
Multi-family mortgage	522,825	563,750
Nonresidential real estate	124,477	134,674
Commercial loans and leases	379,638	418,343
Consumer	1,784	2,211
	1,073,536	1,174,728
Net deferred loan origination costs	367	912
Allowance for loan losses	(8,011)	(7,632)
Loans, net	$1,065,892	$1,168,008

The following tables present the balance in the allowance for loan losses and loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
September 30, 2020
One-to-four family residential real estate	$—	$623	$623	$1,746	$43,066	$44,812
Multi-family mortgage	—	4,143	4,143	596	522,229	522,825
Nonresidential real estate	20	1,697	1,717	1,870	122,607	124,477
Commercial loans and leases	—	1,480	1,480	155	379,483	379,638
Consumer	—	48	48	—	1,784	1,784
	$20	$7,991	$8,011	$4,367	$1,069,169	1,073,536
Net deferred loan origination costs						367
Allowance for loan losses						(8,011)
Loans, net						$1,065,892

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2019
One-to-four family residential real estate	$—	$675	$675	$1,835	$53,915	$55,750
Multi-family mortgage	—	3,676	3,676	620	563,130	563,750
Nonresidential real estate	—	1,176	1,176	288	134,386	134,674
Commercial loans and leases	—	2,065	2,065	—	418,343	418,343
Consumer	—	40	40	—	2,211	2,211
	$—	$7,632	$7,632	$2,743	$1,171,985	1,174,728
Net deferred loan origination costs						912
Allowance for loan losses						(7,632)
Loans, net						$1,168,008

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following table represents the activity in the allowance for loan losses by portfolio segment:

	Beginning balance	Provision for (recovery of) loan losses	Loans charged off	Recoveries	Ending balance
For the three months ended

September 30, 2020
One-to-four family residential real estate	$665	$(42)	$(2)	$2	$623
Multi-family mortgage	4,185	(98)	—	56	4,143
Nonresidential real estate	1,602	115	—	—	1,717
Commercial loans and leases	1,658	(178)	—	—	1,480
Consumer	46	16	(14)	—	48
	$8,156	$(187)	$(16)	$58	$8,011

September 30, 2019
One-to-four family residential real estate	$563	$56	$(44)	$5	$580
Multi-family mortgage	3,988	(268)	—	8	3,728
Nonresidential real estate	1,195	77	(55)	—	1,217
Construction and land	3	(1)	—	—	2
Commercial loans and leases	2,044	(8)	—	4	2,040
Consumer	31	10	(5)	—	36
	$7,824	$(134)	$(104)	$17	$7,603

For the nine months ended

September 30, 2020
One-to-four family residential real estate	$675	$(63)	$(7)	$18	$623
Multi-family mortgage	3,676	384	—	83	4,143
Nonresidential real estate	1,176	541	—	—	1,717
Commercial loans and leases	2,065	(588)	—	3	1,480
Consumer	40	52	(44)	—	48
	$7,632	$326	$(51)	$104	$8,011

September 30, 2019
One-to-four family residential real estate	$699	$(30)	$(117)	$28	$580
Multi-family mortgage	3,991	(287)	—	24	3,728
Nonresidential real estate	1,476	(176)	(83)	—	1,217
Construction and land	4	(2)	—	—	2
Commercial loans and leases	2,272	4,203	(4,443)	8	2,040
Consumer	28	28	(20)	—	36
	$8,470	$3,736	$(4,663)	$60	$7,603

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Impaired loans

The following tables present loans individually evaluated for impairment by class of loans:

					Three Months Ended		Nine Months Ended
					September 30, 2020		September 30, 2020
	Loan Balance	Recorded Investment	Partial Charge off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2020
With no related allowance recorded:
One-to-four family residential real estate	$2,092	$1,746	$358	$—	$1,760	$10	$1,798	$34
Multi-family mortgage - Illinois	596	596	—	—	600	8	608	26
Nonresidential real estate	1,582	1,582	—	—	791	—	316	32
Commercial leases - other	155	155	—	—	478	27	259	27
	4,425	4,079	358	—	3,629	45	2,981	119

With a related allowance recorded - nonresidential	280	288	—	20	288	—	288	—
	$4,705	$4,367	$358	$20	$3,917	$45	$3,269	$119

					Year ended
					December 31, 2019
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2019
With no related allowance recorded:
One-to-four family residential real estate	$2,168	$1,835	$339	$—	$2,208	$51
Multi-family mortgage - Illinois	620	620	—	—	637	37
Nonresidential real estate	280	288	—	—	589	2
	$3,068	$2,743	$339	$—	$3,434	$90

Nonaccrual Loans

The following tables present the recorded investment in nonaccrual and loans 90 days or more past due still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
September 30, 2020
One-to-four family residential real estate	$485	$465	$—
Nonresidential real estate	1,863	1,870	—
	$2,348	$2,335	$—
December 31, 2019
One-to-four family residential real estate	$598	$512	$—
Nonresidential real estate	280	288	—
Investment-rated commercial leases	47	—	47
	$925	$800	$47

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company’s reserve for uncollected loan interest was $135,000 and $81,000 at September 30, 2020 and December 31, 2019, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2020
One-to-four family residential real estate loans:
Owner occupied	$48	$-	$462	$510	$35,604	$36,114
Non-owner occupied	3	95	—	$98	8,600	8,698
Multi-family mortgage:
Illinois	—	—	—	—	224,919	224,919
Other	—	—	—	—	297,906	297,906
Nonresidential real estate	—	—	1,870	1,870	122,607	124,477
Commercial loans and leases:
Commercial	—	—	—	—	90,767	90,767
Asset-based	—	—	—	—	1,471	1,471
Equipment finance:
Government	—	—	—	—	71,504	71,504
Investment-rated	439	124	—	563	81,449	82,012
Other	633	—	—	633	133,251	133,884
Consumer	6	4	—	10	1,774	1,784
	$1,129	$223	$2,332	$3,684	$1,069,852	$1,073,536

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2019
One-to-four family residential real estate loans:
Owner occupied	$777	$340	$507	$1,624	$43,365	$44,989
Non-owner occupied	280	15	—	295	10,466	10,761
Multi-family mortgage:
Illinois	981	302	—	1,283	246,680	247,963
Other	—	—	—	—	315,787	315,787
Nonresidential real estate	—	—	288	288	134,386	134,674
Commercial loans and leases:
Commercial	—	—	—	—	133,976	133,976
Asset-based	—	—	—	—	11,738	11,738
Equipment finance:
Government	—	—	—	—	33,555	33,555
Investment-rated	826	—	47	873	101,015	101,888
Other	543	136	—	679	136,507	137,186
Consumer	24	37	—	61	2,150	2,211
	$3,431	$830	$842	$5,103	$1,169,625	$1,174,728

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

U.S. Small Business Administration Paycheck Protection Program ("PPP")

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was passed by Congress and signed into law on March 27, 2020.  The CARES Act established the Paycheck Protection Program loan, designed to provide a direct incentive for small businesses to keep their workers on the payroll.  Under the most recently published guidance, the U.S. Small Business Administration ("SBA") will forgive PPP loans if all employee retention criteria are met, and the funds are used for eligible expenses.  For the nine months ended  September 30, 2020, we allocated approximately $11 million to the PPP based on the expected 100% guaranty of the SBA.

The following table presents the PPP activity:

	Number of loans	Originated	Balance
For the Nine Months Ended September 30, 2020
Paycheck protection program loan originations	315	$11,160

September 30, 2020
Paycheck protection program loans	310		$11,042

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

The following table summarizes the remaining loan forbearance modifications at September 30, 2020:

	Number of loans	Principal Balance	Remaining Amounts Deferred

Small Investment Property COVID-19 Qualified Limited Forbearance Agreement
Multi-family mortgage	15	$4,511	$46
Nonresidential real estate	15	5,871	93
Apartment and Commercial Real Estate COVID-19 Qualified Limited Forbearance Agreement
Multi-family mortgage	53	42,663	185
Nonresidential real estate	28	31,861	273
Commercial leases (1)	25	9,211	—
One-to-four family residential real estate	10	1,422	11

	146	$95,539	$608

(1) Commercial lease deferrals have been reamortized to maturity.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The Company had no TDRs at September 30, 2020 and December 31, 2019. During the nine months ended September 30, 2020 and 2019, there were no loans modified and classified as TDRs. During the three and nine months ended September 30, 2020 and 2019, there were no TDR loans that subsequently defaulted within twelve months of their modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.

Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
September 30, 2020
One-to-four family residential real estate loans:
Owner occupied	$35,165	$-	$484	$465	$36,114
Non-owner occupied	8,637	28	33	—	8,698
Multi-family mortgage:
Illinois	224,919	—	—	—	224,919
Other	297,906	—	—	—	297,906
Nonresidential real estate	119,260	2,151	1,196	1,870	124,477
Commercial loans and leases:
Commercial	90,767	—	—	—	90,767
Asset-based	1,471	—	—	—	1,471
Equipment finance:
Government	71,504	—	—	—	71,504
Investment-rated	82,012	—	—	—	82,012
Other	132,588	—	1,296	—	133,884
Consumer	1,774	5	5	—	1,784
	$1,066,003	$2,184	$3,014	$2,335	$1,073,536

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Pass	Special Mention	Substandard	Nonaccrual	Total
December 31, 2019
One-to-four family residential real estate loans:
Owner occupied	$43,908	$36	$533	$512	$44,989
Non-owner occupied	10,696	30	35	—	10,761
Multi-family mortgage:
Illinois	247,757	—	206	—	247,963
Other	315,787	—	—	—	315,787
Nonresidential real estate	134,134	162	90	288	134,674
Commercial loans and leases:
Commercial	125,630	8,346	—	—	133,976
Asset-based	11,738	—	—	—	11,738
Equipment finance:
Government	33,555	—	—	—	33,555
Investment-rated	101,381	507	—	—	101,888
Other	136,289	761	136	—	137,186
Consumer	2,153	5	53	—	2,211
	$1,163,028	$9,847	$1,053	$800	$1,174,728

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

	September 30, 2020			December 31, 2019
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$110	$-	$110	$186	$—	$186

The following represents the roll forward of OREO and the composition of OREO properties:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning balance	$143	$497	$186	$1,226
New foreclosed properties	—	30	33	76
Valuation adjustments	—	(17)	—	(38)
Sales and other reductions	(33)	(241)	(109)	(995)
Ending balance	$110	$269	$110	$269

Activity in the valuation allowance is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning balance	$—	$21	$—	$23
Additions charged to expense	—	17	—	38
Reductions from sales of OREO	—	—	—	(23)
Ending balance	$—	$38	$—	$38

At September 30, 2020 and December 31, 2019, the balance of OREO included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At September 30, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $180,000 and $237,000, respectively.

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

The following table represents the classification of the Company's right of use and lease liabilities:

	Statement of Financial Condition Location	September 30, 2020	December 31, 2019
Operating Lease Right of Use Asset:
Gross carrying amount		$6,694	$—
New lease obligation		111	6,694
Accumulated amortization		(1,508)	(848)
Net carrying value	Other assets	$5,297	$5,846

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$5,297	$5,846

Amortization expense was $221,000 and $212,000 for the three months ended  September 30, 2020 and 2019, respectively, and $660,000 and $636,000 for the nine months ended  September 30, 2020 and 2019.  At  September 30, 2020, the weighted-average remaining lease term for the operating leases was 8.4 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.13%. The Company utilized the FHLB fixed rate advance rate for the term most closely aligning with the remaining lease term at inception.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Lease cost:	2020	2019	2020	2019
Operating lease cost	$221	$212	$660	$636
Short-term lease cost	42	26	113	86
Sublease income	(19)	(17)	(56)	(32)
Total lease cost	$244	$221	$717	$690

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$238	$225	$709	$674

Future minimum payments under non-cancellable operating leases with terms longer than 12 months, are as follows at September 30, 2020:

Twelve months ended September 30,
2021	$957
2022	991
2023	1,002
2024	582
2025	505
Thereafter	2,344
Total future minimum operating lease payments	6,381
Amounts representing interest	(1,084)
Present value of net future minimum operating lease payments	$5,297

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - BORROWINGS

Advances from the FHLB were as follows:

	September 30, 2020		December 31, 2019
	Contractual		Contractual
	Rate	Amount	Rate	Amount
Fixed-rate advance from FHLB, due within 1 year	—%	$4,000	—%	$—

Securities sold under agreements to repurchase, which are included with borrowings on the consolidated balance sheet, are shown below.

	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
December 31, 2019
Repurchase agreements and repurchase-to-maturity transactions	$61	$—	$—	$—	$61
Gross amount of recognized liabilities for repurchase agreements in Consolidated Statements of Financial Condition					$61

There were no repurchase agreements and repurchase-to-maturity transactions at  September 30, 2020.

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

On April 1, 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime rate minus 0.75%.  The line of credit will mature on April 1, 2021.  The line of credit had no outstanding balance at  September 30, 2020.

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2020
Securities:
Certificates of deposit	$—	$32,724	$—	$32,724
Municipal securities	—	512	—	512
Mortgage-backed securities – residential	—	6,429	—	6,429
Collateralized mortgage obligations – residential	—	2,383	—	2,383
	$—	$42,048	$—	$42,048
December 31, 2019
Securities:
Certificates of deposit	$—	$48,666	$—	$48,666
Municipal securities	—	513	—	513
Mortgage-backed securities - residential	—	8,037	—	8,037
Collateralized mortgage obligations – residential	—	2,977	—	2,977
	$—	$60,193	$—	$60,193

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2020
Impaired loans - nonresidential real estate	$—	$—	$268	$268

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, had a carrying amount of $288,000, with a valuation allowance of $20,000 at September 30, 2020.  At  December 31, 2019 there were no impaired loans that were measured for impairment using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances.  There is an increase in the provision for loan losses of $20,000 for the three and nine months ended September 30, 2020, compared to no specific provision for loan losses for the three and nine months ended September 30, 2019.

At September 30, 2020 and December 31, 2019 there were no OREO properties with valuation allowances.

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2020:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
September 30, 2020
Impaired loans - nonresidential real estate	$268	Sales comparison	Discount applied to valuation	22.0%

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 8 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at September 30, 2020 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$429,665	$13,740	$415,925	$—	$429,665
Securities	42,048	—	42,048	—	42,048
Loans receivable, net of allowance for loan losses	1,065,892	—	—	1,073,308	1,073,308
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	4,354	—	158	4,196	4,354
Financial liabilities
Certificates of deposit	301,351	—	302,791	—	302,791
Borrowings	4,000	—	3,997	—	3,997

		Fair Value Measurements at December 31, 2019 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$190,325	$9,785	$180,540	$—	$190,325
Securities	60,193	—	60,193	—	60,193
Loans receivable, net of allowance for loan losses	1,168,008	—	—	1,177,459	1,177,459
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	4,563	—	252	4,311	4,563
Financial liabilities
Certificates of deposit	402,034	—	402,914	—	402,914
Borrowings	61	—	61	—	61

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Deposit service charges and fees	$833	$983	$2,456	$2,887
Loan servicing fees (1)	44	99	189	178
Mortgage brokerage and banking fees (1)	44	28	84	77
Gain on sale of equity securities (1)	—	—	—	295
Loss on disposal of other assets	—	—	(2)	(19)
Trust and insurance commissions and annuities income	222	198	728	627
Earnings on bank-owned life insurance (1)	10	37	51	105
Other (1)	111	129	319	374
Total noninterest income	$1,264	$1,474	$3,825	$4,524

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees. Interchange income was $ 394,000 and $ 395,000 for the three months ended September 30, 2020 and 2019.  Interchange income was $ 1.1 million and $ 1.2 million for the nine months ended September 30, 2020 and 2019.

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

Gains/losses on sales of OREO and other assets: The Company records a gain or loss from the sale of OREO and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. OREO sales for the three and  nine months ended September 30, 2020 and 2019 were not financed by the Bank.

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

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) less than anticipated loan growth due to intense competition for loans and leases, particularly in terms of pricing and credit underwriting, or a dearth of borrowers who meet our underwriting standards, or the COVID-19 pandemic and the related adverse local and national economic consequences; (ii) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (iii) interest rate movements and their impact on the economy, customer behavior and our net interest margin; (iv) adverse economic conditions in general, or specific events such as the COVID-19 pandemic or terrorism, and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (v) declines in real estate values that adversely impact the value of our loan collateral, OREO, asset dispositions and the level of borrower equity in their investments; (vi) borrowers that experience legal or financial difficulties that we do not currently foresee; (vii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (viii) changes, disruptions or illiquidity in national or global financial markets; (ix) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (x) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (xii) legislative or regulatory changes, that have an adverse impact on our products, services, operations and operating expenses; (xiii) higher federal deposit insurance premiums; (xiv) higher than expected overhead, infrastructure and compliance costs; (xv) changes in accounting or tax principles, policies or guidelines; (xvi) the effects of any federal government shutdown; and (xvii) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions.

These risks and uncertainties, together with the Risk Factors and other information set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as Part II, Items 1A of our subsequent Quarterly Reports on Form 10-Q, and other filings we make with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

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

Overview

At September 2020, the Company continued to be in a strong financial and operational condition. The Company had a Tier 1 leverage ratio of 10.66% and a Tier 1 risk-based capital ratio of 17.84%. Our ratio of nonperforming loans to total loans was 0.22% and the ratio of nonperforming assets to total assets was 0.15%. The Company’s subsidiary, BankFinancial NA, had 28.3% of total assets in cash deposited at the Federal Reserve Bank and other insured depository institutions. We believe the Company continues to be prepared for the economic and social consequences of the COVID-19 global pandemic.

Pandemic Operational Status

Beginning in the third quarter of 2020, we restored walk-in branch service hours for limited periods and modestly expanded drive-in hours for certain branch offices to accommodate customer service needs at peak periods. We implemented enhanced health safety protocols in all branch facilities for which we restored walk-in branch services.  As of September 30, 2020, two branch offices remain closed as we consolidated the customer service capabilities of these facilities with another nearby branch location.

Loan Composition & Activity

Our loan portfolio continues to benefit from its inherent diversity of credit exposures and geographic distribution. Consistent with our long-standing asset allocation principles, we have no material exposure to the hospitality (hotels or restaurants/franchises), oil and gas production, or travel/leisure industries. We have no exposure to direct construction lending or leveraged loans. We have limited exposure to residential mortgages and consumer loans. Our principle of lending based on “essential-use” assets and industries, such as affordable multi-family housing, health care and within a broadly-diversified range of large corporations and governments, has so far resulted in a loan portfolio that could prove to be resilient in terms of asset quality performance.

In the third quarter of 2020, total loans declined by $15.9 million (1.5%) compared to June 30, 2020.  Commercial loan and lease finance balances increased by $5.0 million (1.3%) as growth in Equipment Finance originations offset reductions in commercial line of credit balances and scheduled principal amortizations in the Equipment Finance portfolio.  Total equipment finance originations were $58.9 million in the third quarter of 2020, compared to $18.0 million in the second quarter of 2020, primarily due to substantial growth in government and middle market commercial equipment and software finance transactions.  Line of credit usage by healthcare providers remains at historically low levels, as providers continued to receive substantial additional liquidity from Medicare reimbursement advances and other sources, and most line of credit borrowers chose to pay down credit exposures to the maximum extent possible.  Multi-family residential mortgage loans decreased by $13.8 million (2.6%) primarily due to prepayment activity related to project sales and external refinance activity.  Nonresidential real estate mortgage loans declined by $3.1 million (2.4%) primarily due to scheduled principal amortization.

U.S. Small Business Administration Paycheck Protection Program (PPP)

We originated ten loans for $135,000 pursuant to the U.S. Small Business Administration Paycheck Protection Program ("PPP") in the third quarter of 2020.  Due to the uncertainties concerning the PPP, borrower demand for PPP loans declined each month during the second and third quarters of 2020. At September 30, 2020, we had 310 PPP loans with $11.0 million in outstanding principal balance.  We focused our PPP loan origination capabilities on new and existing small business deposit customers, resulting in an average loan origination amount of approximately $35,000.  On October 8, 2020, the SBA announced that PPP loans of $50,000 or less would be eligible for a streamlined loan forgiveness process.  As of September 30, 2020, we had 168 PPP loans for a total of $3.2 million with balances of $50,000 or less eligible for streamlined forgiveness, of which 41 loans totaling $678,000 had completed PPP Loan Forgiveness Applications submitted to the SBA.

In anticipation of further extensions and enhancements to the PPP, we implemented a technology solution to automate the processing of PPP loans.  We also implemented a technology solution to automate the processing of requests for forgiveness of PPP loans not forgiven by operation of law.  As of September 30, 2020, we submitted 57 completed Loan Forgiveness Applications for a total of $2.4 million to the SBA PPP Loan Forgiveness Portal.  As of October 23, 2020, the SBA had processed and paid 16 PPP Loan Forgiveness Applications, totaling approximately $388,000 in principal.

COVID-19 Loan Forbearance Program

Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring pursuant to GAAP. In addition, OCC Bulletin 2020-35 provides more limited circumstances in which a loan modification is not subject to classification as a Troubled Debt Restructuring. Pursuant to these new capabilities, we developed several loan forbearance programs in the first half of 2020 to assist borrowers with managing cash flows disrupted due to COVID-19.

Our Apartment and Commercial Real Estate Qualified Limited Forbearance Program permits borrowers who qualify under Section 4013 of the CARES Act to make an election to pay scheduled interest and escrow payments (if applicable) for a four-month period beginning in April, 2020, and pay all deferred principal payments by December 2020.  As of September 30, 2020, 104 borrowers with $90.0 million in total outstanding balances executed a Qualified Limited Forbearance Program Agreement.  At September 30, 2020, 23 borrowers had paid all deferred amounts owed.  The remaining 81 borrowers owe approximately $458,000 in deferred principal payments which are scheduled for payment in full by December 31, 2020.

For small investment property owners with loan balances under $750,000, the borrower could elect to defer the May 2020 loan payment entirely, with all deferred interest amounts due by December, 2020 and all deferred principal amounts due by June 30, 2021. As of September 30, 2020, 40 borrowers with $12.3 million in outstanding principal balances executed to a Small Investment Property Limited Forbearance Program Agreement. At September 30, 2020, ten borrowers had paid all deferred amounts owed.  The remaining 30 borrowers owe approximately $139,000 of deferred payments, of which $97,000 is scheduled for payment by December 31, 2020 and $42,000 is scheduled for payment by June 30, 2021.

CARES Act Section 4013 and OCC Bulletin 2020-35 forbearance agreements are available to qualified commercial loan and commercial finance borrowers, and to commercial equipment lessees. As of September 30, 2020, we had no commercial loan borrowers subject to any form of forbearance agreement.  As of September 30, 2020, there were 25 commercial equipment lease obligations with $9.2 million in outstanding principal balances subject to a forbearance agreement which extended the maturity and re-amortized the principal over the remaining term with a weighted average maturity of 33 months. As of September 30, 2020, all lessees subject to re-amortization were current on all required payments.

Owner-Occupied Residential Mortgage & Consumer Loans

For residential mortgage and consumer loans, CARES Act Section 4013 or OCC Bulletin 2020-35 forbearance agreements are available to qualified borrowers. As of September 30, 2020, we had ten borrowers with $1.4 million in outstanding principal balances subject to a forbearance agreement with terms consistent with secondary residential mortgage market standards established by Fannie Mae.  As of September 30, 2020, there were approximately $11,000 of deferred payments of which $4,000 is scheduled for payment by December 31, 2020 and $7,000 is scheduled for payment by June 30, 2021.

Asset Quality

Our nonperforming loans to total loans ratio was 0.22% as of September 30, 2020.  We placed one Chicago nonresidential real estate loan in the amount of $1.6 million on nonaccrual status during the third quarter of 2020, due to our decision to commence receivership proceedings based on the borrower’s unauthorized material alteration of the collateral; however, the borrower expects to repay the loan in full prior to the November, 2020 effective date of the receivership.  Past due loan balances, including payments due on any loan or leases subject to a forbearance agreement, continued to remain nominal; however, these trends could change based on the pace of economic recovery from the COVID-19 pandemic and based on any further fiscal stimulus, if any, from the U.S. Government in the future.

Allowance for Loan Losses

Our allowance for loan losses ("ALLL") decreased by $145,000 (1.8%), compared to an increase of $44,000 for the quarter ended June 30, 2020, primarily due to the decline in lessor line of credit balances, partially offset by continued precautionary increases in the loan loss reserve ratios for multi-family residential and nonesidential real estate loans.  As of September 30, 2020, the required reserve ratios for multi-family residential real estate loans and nonresidential real estate loans increased by 21.5%, and 58.2%, respectively, compared to December 31, 2019.

If our loan balances increase as business and liquidity conditions normalize for our health care borrowers, and as equipment finance and commercial loan and finance originations return to their previously expected levels, we expect that we will experience additional increases to the ALLL.  Additionally, should economic conditions worsen due to the broad impacts of the COVID-19 pandemic, further increases in required reserve ratios for certain loan types may also require an increase in the ALLL.

Deposit Portfolio Composition & Activity

Our deposit portfolio composition consists almost entirely of core transaction accounts, including local retail and business money market deposit accounts, and local retail certificates of deposit accounts. In the third quarter of 2020, total deposits increased by $14.1 million (1.0%), net of a $11.3 million reduction in wholesale deposit balances.  Core transaction account balances increased by $53.5 million during the third quarter of 2020 and $218.2 million since December 31, 2019, primarily due to the continuing impacts of multiple COVID-19 U.S. Government fiscal stimulus programs and reductions in personal and business spending by depositors.  We also note that the delays enacted for federal and state tax reporting and remittances also deferred seasonal deposit withdrawal activities which typically occur earlier in the calendar year.  For the remainder of 2020, we expect greater volatility in deposit balances, as various forms of government stimulus provide additional liquidity to depositors, but in most cases this liquidity may also be consumed to pay current or past due obligations. Given our substantial liquidity, we expect to maintain a moderate competitive posture for interest-bearing deposits, particularly certificates of deposit, with pricing flexibility reserved for our most valuable overall deposit relationships.

Net Interest Income and Noninterest Income

The abrupt decline in interest rates during the first quarter of 2020 not only reduced interest income on floating-rate commercial loans and liquidity assets, but it also reduced competitive pressures and depositor expectations concerning deposit interest rates. Because of the need to maintain higher levels of liquidity and delays in business investment activity due to COVID-19 disruptions, some further compression of our net interest margin is foreseeable through year-end, but a sustained recovery in business conditions should enable us to continue to deploy our expanded asset generation resources and thus reallocate some of our excess liquidity.

The average yield on our loan and lease portfolio for the quarter ended September 30, 2020 was 4.43%, compared to an average loan and lease portfolio yield of 4.57% for the quarter ended June 30, 2020. The average cost of retail and commercial deposits decreased to 0.48% for the quarter ended September 30, 2020, compared to an average cost of 0.63% for the quarter ended June 30, 2020. The average cost of wholesale deposits and borrowings declined to 2.22% for the quarter ended September 30, 2020. Our net interest margin decreased to 2.85% for the quarter ended September 30, 2020, compared to 3.09% for the quarter ended June 30, 2020.

For the third quarter of 2020, noninterest income was $1.3 million, compared to $1.2 million in the second quarter of 2020. Noninterest income improved slightly in the third quarter of 2020 as the impact of “Stay-At-Home” orders on use of card-based payments for retail sales and on commercial mortgage brokerage activity began to recover.  Changes in the market return of trust assets caused a slight reduction in wealth management and trust income.  Due to the abrupt change in market interest rates in the first quarter, income on our bank-owned life insurance portfolio remained at significantly reduced levels.  We expect to see some continued gradual improvement in consumer spending, trust and wealth management income, and commercial real estate brokerage fees as these market-based opportunities commensurate with the reduction of uncertainties in consumer incomes, commercial real estate rental collections and debt/equity market investments return potential.

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

Noninterest expense increased to $9.8 million for the quarter ended September 30, 2020 compared to the quarter ended June 30, 2020.  Compensation and benefits increased by $230,000, compared to the quarter ended June 30, 2020, including $100,000 of employee severance accruals, $100,000 for branch employee pandemic service recognition payments and $13,000 for additional security related to civil unrest in the Chicago metropolitan area.  Occupancy expenses increased by $137,000 due to extensive cleaning activities for branch and corporate facilities. Information technology expenses decreased slightly due to the renegotiation of technology contracts and completion of improvements in our information security and network capacities.  Despite increased expenses for health safety and other COVID-19 protections and responses, other expenses remained well-contained, as we curtailed marketing expenses and other discretionary expenses to improve efficiencies.

Capital Management

The decline in the Company’s share price to below tangible book value should create an opportunity to enhance shareholder value through highly accretive share repurchases, absent the imposition of regulatory limitations or the existence of higher priority capital needs. We also intend to continue to pursue acquisition opportunities that meet our established parameters, if executable under current market conditions.

We repurchased 66,000 shares at an average cost of $7.82 during the third quarter of 2020. Our tangible book value increased to $11.63 at September 30, 2020 from $11.58 at June 30, 2020.  At September 30, 2020, we had 89,127 shares available for repurchase in our share repurchase program.  The current share repurchase authorization will expire on October 31, 2020, unless extended.

SELECTED FINANCIAL DATA

The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	September 30, 2020	December 31, 2019	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,604,943	$1,488,015	$116,928
Loans, net	1,065,892	1,168,008	(102,116)
Securities, at fair value	42,048	60,193	(18,145)
Other real estate owned, net	110	186	(76)
Deposits	1,402,244	1,284,757	117,487
Borrowings	4,000	61	3,939
Equity	172,397	174,372	(1,975)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(In thousands)
Selected Operating Data:
Interest income	$12,485	$16,628	$(4,143)	$40,332	$49,676	$(9,344)
Interest expense	1,488	3,386	(1,898)	6,041	10,112	(4,071)
Net interest income	10,997	13,242	(2,245)	34,291	39,564	(5,273)
Provision for (recovery of) loan losses	(187)	(134)	(53)	326	3,736	(3,410)
Net interest income after provision for (recovery of) loan losses	11,184	13,376	(2,192)	33,965	35,828	(1,863)
Noninterest income	1,264	1,474	(210)	3,825	4,524	(699)
Noninterest expense	9,787	9,509	278	28,664	29,079	(415)
Income before income tax expense	2,661	5,341	(2,680)	9,126	11,273	(2,147)
Income tax expense	713	1,417	(704)	2,408	2,991	(583)
Net income	$1,948	$3,924	$(1,976)	$6,718	$8,282	$(1,564)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.49%	1.05%	0.58%	0.72%
Return on equity (ratio of net income to average equity) (1)	4.50	9.04	5.15	6.20
Average equity to average assets	10.83	11.59	11.34	11.68
Net interest rate spread (1) (2)	2.69	3.38	2.91	3.34
Net interest margin (1) (3)	2.85	3.67	3.12	3.63
Efficiency ratio (4)	79.82	64.62	75.20	65.96
Noninterest expense to average total assets (1)	2.45	2.54	2.49	2.54
Average interest-earning assets to average interest-bearing liabilities	141.40	131.18	137.45	131.57
Dividends declared per share	$0.10	$0.10	$0.30	$0.30
Dividend payout ratio	76.13%	39.18%	67.04%	57.12%

	At September 30, 2020	At December 31, 2019
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.15%	0.07%
Nonperforming loans to total loans	0.22	0.07
Allowance for loan losses to nonperforming loans	343.08	901.06
Allowance for loan losses to total loans	0.75	0.65
Capital Ratios:
Equity to total assets at end of period	10.74%	11.72%
Tier 1 leverage ratio (Bank only)	10.13%	10.89%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	210	222

(1)	Ratios annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets include nonperforming loans and other real estate owned.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total assets increased $ 116.9 million, or 7.9%, to $1.605 billion at September 30, 2020, from $1.488 billion at December 31, 2019. The increase in total assets was primarily due to an increase in cash and cash equivalents, which was partially offset by a decrease in loans receivable.  Cash and cash equivalents increased $ 239.3 million, or 125.8%, to $429.7 million at September 30, 2020, from $190.3 million at December 31, 2019. Loans decreased $102.1 million, or 8.7%, to $1.066 billion at September 30, 2020, from $1.168 billion at December 31, 2019.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, commercial loans and leases), which together totaled 95.7% of gross loans at September 30, 2020. During the nine months ended September 30, 2020, multi-family loans decreased by $ 40.9 million, or 7.3%; commercial loans and leases decreased by $ 38.7 million, or 9.3%; and nonresidential real estate loans decreased $ 10.2 million, or 7.6%. The decrease in multi-family loans was primarily due to a significant amount of loan prepayments.

Our primary lending area consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area and engage in certain types of commercial lending and leasing activities on a nationwide basis. At September 30, 2020, $222.8 million, or 42.6%, of our multi-family mortgage loans were in the Metropolitan Statistical Area for Chicago, Illinois; $63.9 million, or 12.2%, were in the Metropolitan Statistical Area for Dallas, Texas; $46.9 million, or 9.0%, were in the Metropolitan Statistical Area for Denver, Colorado; $29.1 million, or 5.6%, were in the Metropolitan Statistical Area for Tampa, Florida; $28.3 million, or 5.4%, were in the Metropolitan Statistical Area for Greenville-Spartanburg, South Carolina; $21.4 million, or 4.1%, were in the Metropolitan Statistical Area for San Antonio, Texas; and $16.4 million, or 3.1%, were in the Metropolitan Statistical Area for Minneapolis, Minnesota. This information reflects the location of the collateral and does not necessarily reflect the location of the borrower.

Total liabilities increased $ 118.9 million, or 9.1%, to $1.433 billion at September 30, 2020, from $1.314 billion at December 31, 2019, primarily due to an increase in total deposits.  Total deposits increased $ 117.5 million, or 9.1%, to $1.402 billion at September 30, 2020, from $1.285 billion at December 31, 2019.  Noninterest-bearing demand deposits increased $118.2 million, or 56.1%, to $ 328.9 million at September 30, 2020, from $ 210.8 million at December 31, 2019 and interest-bearing NOW accounts increased $43.8 million, or 16.0%, to $ 317.0 million at September 30, 2020, from $ 273.2 million at December 31, 2019.  Money market accounts increased $37.6 million, or 15.3%, to $ 283.2 million at September 30, 2020, from $ 245.6 million at December 31, 2019.  Savings accounts increased $18.6 million, or 12.1%, to $ 171.8 million at September 30, 2020, from $ 153.2 million at December 31, 2019.  Retail certificates of deposit decreased $61.1 million, or 18.1%, to $ 275.9 million at September 30, 2020, from $ 336.9 million at December 31, 2019. Wholesale certificates of deposit decreased $39.6 million, or 60.8%, to $ 25.5 million at September 30, 2020, from $ 65.1 million at December 31, 2019. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 78.5% of total deposits at September 30, 2020, compared to 68.7% at December 31, 2019.  Borrowings increased $3.9 million in May 2020, as the Bank borrowed $4.0 million from the FHLB at zero percent interest rate for a one year term.

Total stockholders’ equity was $172.4 million at September 30, 2020, compared to $174.4 million at December 31, 2019. The decrease in total stockholders’ equity was primarily due to our repurchase of 453,836 shares of our common stock during the nine months ended September 30, 2020 at a total cost of $ 4.2 million and our declaration and payment of cash dividends totaling $ 4.5 million during the same period. These reductions in total stockholders’ equity were partially offset by the net income of $ 6.7 million that the Company recorded for the nine months ended September 30, 2020.

Operating Results for the Three Months Ended September 30, 2020 and 2019

Net Income. Net income was $1.9 million for the three months ended September 30, 2020, compared to $3.9 million for the three months ended September 30, 2019. Earnings per basic and fully diluted share of common stock were $0.13 for the three months ended September 30, 2020, compared to $0.26 for the three months ended September 30, 2019.

Net Interest Income. Net interest income was $ 11.0 million for the three months ended September 30, 2020, compared to $ 13.2 million for the three months ended September 30, 2019. The decrease in net interest income reflected a $4.1 million, or 24.9%, decrease in interest income, partially offset by a $1.9 million decrease in interest expense.

The decrease in interest income was due in substantial part to a decrease in the average yield on interest-earning assets, which was partially offset by a decrease in the cost of interest-bearing liabilities and a decrease in total average interest-bearing liabilities. The yield on interest-earning assets decreased 137 basis points to 3.24% for the three months ended September 30, 2020, from 4.61% for the three months ended September 30, 2019. The cost of interest-bearing liabilities decreased 68 basis points to 0.55% for the three months ended September 30, 2020, from 1.23% for the same period in 2019. Total average interest-earning assets increased $103.5 million, or 7.2%, to $1.534 billion for the three months ended September 30, 2020, from $1.431 billion for the same period in 2019.  Total average interest-bearing liabilities decreased $5.6 million, or 0.5%, to $1.085 billion for the three months ended September 30, 2020, from $1.091 billion for the same period in 2019.  Our net interest rate spread decreased by 69 basis points to 2.69% for the three months ended September 30, 2020, from 3.38% for the same period in 2019. Our net interest margin decreased by 82 basis points to 2.85% for the three months ended September 30, 2020, from 3.67% for the same period in 2019.

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

	For the Three Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,080,521	$12,027	4.43%	$1,239,774	$15,371	4.92%
Securities	52,265	183	1.39	78,221	508	2.58
Stock in FHLB and FRB	7,490	87	4.62	7,490	86	4.56
Other	394,048	188	0.19	105,345	663	2.50
Total interest-earning assets	1,534,324	12,485	3.24	1,430,830	16,628	4.61
Noninterest-earning assets	64,824			67,550
Total assets	$1,599,148			$1,498,380
Interest-bearing liabilities:
Savings deposits	$169,989	27	0.06	$151,523	115	0.30
Money market accounts	274,160	163	0.24	241,180	562	0.92
NOW accounts	310,024	121	0.16	268,742	301	0.44
Certificates of deposit	326,956	1,177	1.43	428,151	2,407	2.23
Total deposits	1,081,129	1,488	0.55	1,089,596	3,385	1.23
Borrowings	4,000	—	—	1,170	1	0.34
Total interest-bearing liabilities	1,085,129	1,488	0.55	1,090,766	3,386	1.23
Noninterest-bearing deposits	314,965			208,279
Noninterest-bearing liabilities	25,788			25,637
Total liabilities	1,425,882			1,324,682
Equity	173,266			173,698
Total liabilities and equity	$1,599,148			$1,498,380
Net interest income		$10,997			$13,242
Net interest rate spread (2)			2.69%			3.38%
Net interest-earning assets (3)	$449,195			$340,064
Net interest margin (4)			2.85%			3.67%
Ratio of interest-earning assets to interest-bearing liabilities	141.40%			131.18%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

We recorded a recovery of loan losses of $187,000 for the three months ended September 30, 2020, compared to a recovery of $134,000 for the same period in 2019. The provision for, or recovery of, loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses that is attributable to loans collectively evaluated for impairment decreased $165,000, or 2.0%, to $8.0 million at September 30, 2020 from $8.2 million at June 30, 2020. There were $20,000 reserves established for loans individually evaluated for impairment for the three months ended September 30, 2020, compared to no reserves established for loans individually evaluated for impairment for the three months ended September 30, 2019.  Net recoveries were $42,000 for the three months ended September 30, 2020, compared to net charge-offs of $87,000 for the three months ended September 30, 2019.

The allowance for loan losses as a percentage of nonperforming loans was 343.08% at September 30, 2020, compared to 457.43% at June 30, 2020 and 901.06 % at December 31, 2019.

Noninterest Income

	Three Months Ended
	September 30,
	2020	2019	Change
	(Dollars in thousands)
Deposit service charges and fees	$833	$983	$(150)
Loan servicing fees	44	99	(55)
Mortgage brokerage and banking fees	44	28	16
Trust and insurance commissions and annuities income	222	198	24
Earnings on bank-owned life insurance	10	37	(27)
Other	111	129	(18)
Total noninterest income	$1,264	$1,474	$(210)

Noninterest income decreased $ 210,000, or 14.2%, for the three months ended September 30, 2020 to $ 1.3 million, compared to $ 1.5 million for the same period in 2019.  Deposit service charges decreased $150,000, or 15.3%, primarily due to reduced non-sufficient funds (“ NSF”) returns charges  and negative balance fees. Loan servicing fees decreased $55,000 for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Earnings on bank-owned life insurance decreased by $27,000 to $10,000 for the three months ended September 30, 2020, due to lower interest rates. Other income decreased $18,000, or 14.0%, to $111,000 for the three months ended September 30, 2020, compared to $129,000 for the three months ended September 30, 2019.

Noninterest Expense

	Three Months Ended
	September 30,
	2020	2019	Change
	(Dollars in thousands)
Compensation and benefits	$5,398	$5,218	$180
Office occupancy and equipment	1,860	1,879	(19)
Advertising and public relations	135	182	(47)
Information technology	781	892	(111)
Professional fees	307	213	94
Supplies, telephone and postage	288	312	(24)
Amortization of intangibles	6	13	(7)
Nonperforming asset management	57	17	40
Operations of other real estate owned, net	23	19	4
FDIC insurance premiums	105	(127)	232
Other	827	891	(64)
Total noninterest expense	$9,787	$9,509	$278

Noninterest expense increased by $278,000, or 2.9%, to $ 9.8 million for the three months ended September 30, 2020, from $ 9.5 million for the same period in 2019.  The increase in noninterest expense was due in substantial part to increases in compensation and FDIC insurance expense, partially offset by a decrease in information technology expense.  Compensation and benefits expense increased $180,000, or 3.4%, primarily due to increased payroll stemming from special performance compensation related to COVID-19 risk management and customer service activities in addition to severance accruals.  Information technology expense decreased $111,000, or 12.4%, to $781,000 for the three months ended September 30, 2020, from $892,000 for the same period in 2019, primarily due to the renegotiation of technology contracts as we continue to upgrade our system and implement cybersecurity prevention.  Professional fees increased $94,000, or 44.1%, to $307,000 for the three months ended September 30, 2020, from $213,000 for the same period in 2019, due in substantial part to several consulting projects at the Bank.  FDIC insurance premiums increased $232,000, to $105,000 for the three months ended September 30, 2020, compared to a credit of $127,000 for the same period in 2019, due to the receipt of the FDIC's small bank assessment credit in third quarter 2019.  Supplies and office occupancy expense included $219,000 in expenses related to civil unrest and COVID-19 for additional cleaning and sanitation costs that were incurred for infection control and prevention.

Income Taxes

We recorded income tax expense of $713,000 for the three months ended September 30, 2020, compared to $1.4 million for the three months ended September 30, 2019. Our combined state and federal effective tax rate for the three months ended September 30, 2020 was 26.8% versus an effective tax rate of 26.5% for the three months ended September 30, 2019.

Operating Results for the Nine Months Ended September 30, 2020 and 2019

Net Income. We had net income of $6.7 million for the nine months ended September 30, 2020, compared to $8.3 million for the nine months ended September 30, 2019. Earnings per basic and fully diluted share of common stock were $0.45 for the nine months ended September 30, 2020, compared to $0.53 per basic and fully diluted share for the same period in 2019.

Net Interest Income. Net interest income was $ 34.3 million for the nine months ended September 30, 2020, compared to $ 39.6 million for the same period in 2019. The $5.3 million decrease in net interest income reflected a $9.3 million, or 18.8%, decrease in interest income, partially offset by a $4.1 million decrease in interest expense.

The decrease in net interest income was primarily attributable to a decrease in the average yield on interest-earning assets, which was partially offset by a decrease in the cost of interest-bearing liabilities and a decrease in total interest-bearing liabilities. The yield on interest-earning assets decreased 90 basis points, or 19.7%, to 3.66% for the nine months ended September 30, 2020, from 4.56% for the nine months ended September 30, 2019. The cost of interest-bearing liabilities decreased 47 basis points to 0.75% for the nine months ended September 30, 2020, from 1.22% for the same period in 2019. Total average interest-earning assets increased $14.6 million, or 1.0%, to $1.470 billion for the nine months ended September 30, 2020, from $1.456 billion for the same period in 2019. Our net interest rate spread decreased 43 basis points to 2.91% for the nine months ended September 30, 2020, from 3.34% for the same period in 2019. Our net interest margin decreased by 51 basis points to 3.12% for the nine months ended September 30, 2020, from 3.63% for the same period in 2019.

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

	For the Nine Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,118,637	$38,307	4.57%	$1,280,333	$46,112	4.82%
Securities	60,606	758	1.67	85,148	1,712	2.69
Stock in FHLB and FRB	7,490	259	4.62	7,713	278	4.82
Other	283,493	1,008	0.47	82,425	1,574	2.55
Total interest-earning assets	1,470,226	40,332	3.66	1,455,619	49,676	4.56
Noninterest-earning assets	64,689			68,565
Total assets	$1,534,915			$1,524,184
Interest-bearing liabilities:
Savings deposits	$162,501	118	0.10	$153,261	346	0.30
Money market accounts	260,314	829	0.43	246,879	1,703	0.92
NOW accounts	287,478	472	0.22	268,708	903	0.45
Certificates of deposit	357,182	4,622	1.73	431,965	7,071	2.19
Total deposits	1,067,475	6,041	0.76	1,100,813	10,023	1.22
Borrowings	2,144	—	—	5,501	89	2.16
Total interest-bearing liabilities	1,069,619	6,041	0.75	1,106,314	10,112	1.22
Noninterest-bearing deposits	265,928			214,512
Noninterest-bearing liabilities	25,372			25,364
Total liabilities	1,360,919			1,346,190
Equity	173,996			177,994
Total liabilities and equity	$1,534,915			$1,524,184
Net interest income		$34,291			$39,564
Net interest rate spread (2)			2.91%			3.34%
Net interest-earning assets (3)	$400,607			$349,305
Net interest margin (4)			3.12%			3.63%
Ratio of interest-earning assets to interest-bearing liabilities	137.45%			131.57%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses

We recorded a provision for loan losses of $326,000 for the nine months ended September 30, 2020, compared to a provision for loan losses of $3.7 million for the same period in 2019. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment increased $359,000, or 4.7%, to $8.0 million at September 30, 2020, from $7.6 million at December 31, 2019. There were $20,000 reserves established for loans individually evaluated for impairment for the nine months ended September 30, 2020 and no reserves established for loans individually evaluated for impairment for the nine months ended September 30, 2019. Net recoveries were $53,000 for the nine months ended September 30, 2020, compared to net charge-offs of $4.6 million for the same period in 2019.  The decreases in net charge-offs and provision for loan losses were primarily due to the fact that our operating results for the nine months ended September 30, 2019 included a $4.4 million loss on the sale of a Chicago commercial credit exposure that experienced an unexpected deterioration in the second quarter of 2019.

The allowance for loan losses as a percentage of nonperforming loans was 343.08% at September 30, 2020, compared to 901.06% at December 31, 2019.

Noninterest Income

	Nine Months Ended
	September 30,
	2020	2019	Change
	(Dollars in thousands)
Deposit service charges and fees	$2,456	$2,887	$(431)
Loan servicing fees	189	178	11
Mortgage brokerage and banking fees	84	77	7
Gain on sale of equity securities	—	295	(295)
Loss on disposal of other assets	(2)	(19)	17
Trust and insurance commissions and annuities income	728	627	101
Earnings on bank-owned life insurance	51	105	(54)
Other	319	374	(55)
Total noninterest income	$3,825	$4,524	$(699)

Noninterest income decreased by $699,000, or 15.5%, to $3.8 million for the nine months ended September 30, 2020, from $4.5 million for the nine months ended September 30, 2019.  Deposit service charges and fees decreased $431,000, or 14.9%, to $2.5 million for the nine months ended September 30, 2020, compared to $2.9 million for the nine months ended September 30, 2019, primarily due to reduced NSF return charges, Visa fees and negative balance fees. We recorded a gain on sale of equity securities for the nine months ended September 30, 2019 of $295,000.  Trust and insurance commissions and annuities income increased $101,000, or 16.1%, to $728,000 for the nine months ended September 30, 2020, compared to $627,000 for the nine months ended September 30, 2019.  Earnings on bank-owned life insurance decreased $54,000 to $51,000 for the nine months ended September 30, 2020, due to lower interest rates.  Other income decreased $55,000, or 14.7%, to $319,000 for the nine months ended September 30, 2020, compared to $374,000 for the nine months ended September 30, 2019.

Noninterest Expense

	Nine Months Ended
	September 30,
	2020	2019	Change
	(Dollars in thousands)
Compensation and benefits	$16,084	$16,128	$(44)
Office occupancy and equipment	5,383	5,348	35
Advertising and public relations	405	488	(83)
Information technology	2,453	2,351	102
Professional fees	831	757	74
Supplies, telephone and postage	875	1,037	(162)
Amortization of intangibles	27	47	(20)
Nonperforming asset management	154	129	25
Operations of other real estate owned, net	13	22	(9)
FDIC insurance premiums	241	127	114
Other	2,198	2,645	(447)
Total noninterest expense	$28,664	$29,079	$(415)

Noninterest expense decreased by $415,000, or 1.4%, to $28.7 million for the nine months ended September 30, 2020, from $29.1 million for the same period in 2019. The decrease in noninterest expense is due in substantial part to decreases in compensation and benefits, advertising and public relations and other noninterest expense, offset in part by an increase in information technology expense. Compensation and benefits expense decreased $44,000, or 0.3%, partially due to a decrease in full-time equivalent employees to 210 at September 30, 2020 from 223 at September 31, 2019.  Information technology expense increased $102,000, or 4.3%, to $2.5 million for the nine months ended September 30, 2020, compared to $2.4 million for the same period in 2019, primarily due to system upgrades and cybersecurity prevention expenses. FDIC insurance premiums increased $114,000, to $241,000 for the nine months ended September 30, 2020, compared to $127,000 for the same period in 2019, due to the receipt of the FDIC's small bank assessment credit in third quarter 2019. Other expenses decreased $447,000, or 16.9%, to $2.2 million for the nine months ended September 30, 2020, from $2.6 million for the same period in 2019, due in substantial part to the reversal of a $116,000 reserve established for the open letters of credit related to a loan charge-off that was recorded in the second quarter 2019.  Supplies and office occupancy expense for the nine months ended September 30, 2020 included $341,000 in expenses related to civil unrest and COVID-19 for additional cleaning and sanitation costs that were incurred for infection control and prevention.

Income Taxes

For the nine months ended September 30, 2020, we recorded $2.4 million of income tax expense, compared to $3.0 million for the nine months ended September 30, 2019. Our effective tax rate for the nine months ended September 30, 2020 was 26.4%, compared to 26.5% for the same period in 2019.

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At September 30, 2020, we had no loans in this category.

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

As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is,” “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of September 30, 2020, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”

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

Nonperforming Assets Summary

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	September 30, 2020	June 30, 2020	December 31, 2019	Quarter Change	Nine-Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$465	$662	$512	$(197)	$(47)
Nonresidential real estate	1,870	288	288	1,582	1,582
Other commercial leases	—	833	—	(833)	—
	2,335	1,783	800	552	1,535
Loans past due over 90 days, still accruing - commercial leases	—	—	47	—	(47)

Nonperforming loans	2,335	1,783	847	552	1,488

Other real estate owned - One-to-four family residential	110	143	186	(33)	(76)
Total nonperforming assets	$2,445	$1,926	$1,033	$519	$1,412
Ratios:
Nonperforming loans to total loans	0.22%	0.16%	0.07%
Nonperforming assets to total assets	0.15	0.12	0.07

Nonperforming Assets

Nonperforming assets increased $1.4 million to $2.4 million at September 30, 2020, from $1.0 million at December 31, 2019, due in substantial part to our placing one Chicago nonresidential real estate loan in the amount of $1.6 million on nonaccrual status due to our decision to commence receivership proceedings based on the borrower’s unauthorized material alteration of the collateral; however, the borrower expects to repay the loan in full prior to the November 2020 effective date of the receivership.  One residential loan with a book balance of $33,000 was transferred from nonaccrual loans to OREO during the nine months ended September 30, 2020. We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had $4.0 million of FHLB advances outstanding at September 30, 2020 and none at December 31, 2019.

The Company is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its shareholders and to repurchase shares of its common stock, and for other corporate purposes. The Company's primary source of liquidity is dividend payments it receives from the Bank. The Bank's ability to pay dividends to the Company is subject to regulatory limitations. At September 30, 2020, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $8.0 million.  On April 1, 2020, the Company obtained a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of Prime rate minus 0.75%. The line of credit will mature on April 1, 2021.  The line of credit had no outstanding balance at September 30, 2020.

As of September 30, 2020, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity.  As of September 30, 2020, we had no other material commitments for capital expenditures.

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

In addition, as a result of the legislation, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. Beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the Community Bank Leverage Ratio framework; and qualified community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement is re-established at greater than 9%. Pursuant to Section 4012 of the CARES Act and related interim final rules, the Community Bank Leverage Ratio will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualified community bank, we elected to be subject to this definition beginning the second quarter of 2020.   As of September 30, 2020, the Bank's Community Bank Leverage Ratio was 10.13%.

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

The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the  capital conservation buffer (“ CCB”). The minimum CCB is 2.5%.

As of September 30, 2020, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

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

Quarterly Cash Dividends. The Company declared cash dividends of $0.30 per share for both of the nine months ended September 30, 2020 and September 30, 2019.

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

Quantitative Analysis. The following table sets forth, as of September 30, 2020, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$8,190	4.56%	$8,832	20.34%
+300	8,264	4.60	6,816	15.70
+200	4,282	2.39	4,536	10.45
+100	99	0.06	2,184	5.03
0
-25	(4,448)	(2.48)	(328)	(0.76)

The table set forth above indicates that at September 30, 2020, in the event of an immediate 25 basis point decrease in interest rates, the Bank would be expected to experience a 2.48% decrease in NPV and a $328,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 2.39% increase in NPV and a $4.5 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the third quarter of 2020.  As of September 30, 2020, the Company had repurchased 5,721,628 shares of its common stock out of the 5,810,755 shares of common stock authorized under the current share repurchase authorization approved on March 30, 2015. Pursuant to the share repurchase authorization, as of September 30, 2020, there are 89,127 shares of common stock authorized for repurchase through October 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
July 1, 2020 through July 31, 2020	53,500	$7.91	53,500	101,627
August 1, 2020 through August 31, 2020	7,500	7.51	7,500	94,127
September 1, 2020 through September 30, 2020	5,000	7.39	5,000	89,127
	66,000		66,000

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101

The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	October 28, 2020	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer