Form 10-K
period 2020-12-31
BankFinancial CORP
filed 2021-02-25
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on June 30, 2020 determined using a per share closing price on that date of $8.40, as quoted on The Nasdaq Global Select Market, was $116.5 million.

At  February 23, 2021, there were 14,732,765 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2021 Annual Meeting of Stockholders (Part III)

BANKFINANCIAL CORPORATION

Form 10-K Annual Report

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may include statements relating to our future plans, strategies and expectations, as well as our future revenues, expenses, earnings, losses, financial performance, financial condition, asset quality metrics and future prospects. Forward looking statements are generally identifiable by use of the words “believe,” “may,” “will,” “should,” “could,” “continue,” “expect,” “estimate,” “intend,” “anticipate,” “preliminary,” “project,” “plan,” or similar expressions. Forward looking statements speak only as of the date made.  They are frequently based on assumptions that may or may not materialize, and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward looking statements. We intend all forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for the purpose of invoking these safe harbor provisions.

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) less than anticipated loan and lease growth due to intense competition for loans and leases, particularly in terms of pricing and credit underwriting; or a dearth of borrowers who meet our underwriting standards, or the coronavirus disease 2019 ("COVID-19") pandemic and the related adverse local and national economic consequences; (ii) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (iii) interest rate movements and their impact on the economy, customer behavior and our net interest margin; (iv) adverse economic conditions in general, or specific events such as the COVID-19 pandemic or terrorism, and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (v) declines in real estate values that adversely impact the value of our loan collateral, other real estate owned ("OREO"), asset dispositions and the level of borrower equity in their investments; (vi) borrowers that experience legal or financial difficulties that we do not currently foresee; (vii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (viii) changes, disruptions or illiquidity in national or global financial markets; (ix) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (x) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (xii) legislative or regulatory changes that have an adverse impact on our products, services, operations and operating expenses; (xiii) higher federal deposit insurance premiums; (xiv) higher than expected overhead, infrastructure and compliance costs; (xv) changes in accounting principles, policies or guidelines; (xvi) the effects of any federal government shutdown; and (xvii) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions.

These risks and uncertainties, together with the Risk Factors and other information set forth in Item 1A below, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

BankFinancial Corporation

BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois (the “Company”), became the owner of all of the issued and outstanding capital stock of BankFinancial, F.S.B. (the “Bank”) in 2005, when we consummated a plan of conversion and reorganization that the Bank and its predecessor holding companies, BankFinancial MHC, Inc. and BankFinancial Corporation, a federal corporation, adopted in 2004. BankFinancial Corporation, the Maryland corporation, was organized in 2004 to facilitate the mutual-to-stock conversion and to become the holding company for the Bank upon its completion.

Following the approval of applications that the Company filed with the Board of Governors of the Federal Reserve System and the Bank filed with the Office of the Comptroller of the Currency (“OCC”), the Company became a bank holding company and the Bank became a national bank in 2016. As a result of the Bank’s conversion from a federal savings bank charter to a national bank charter, the Bank changed its name from BankFinancial, F.S.B. to BankFinancial, National Association.

We manage our operations as one unit, and thus do not have separate operating segments. Our chief operating decision-makers use consolidated results to make operating and strategic decisions.

BankFinancial, National Association

The Bank is a full-service, national bank principally engaged in the business of commercial, family and personal banking. The Bank offers our customers a broad range of loan, deposit, trust and other financial products and services through 19 full-service banking offices located in Cook, DuPage, Lake and Will Counties, Illinois and through our Internet Branch, www.bankfinancial.com.

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

The Bank’s lending area consists of the counties where our branch offices are located, contiguous counties in the State of Illinois, as well as six commercial credit origination and customer service offices for the Commercial Finance, Commercial Real Estate and Equipment Finance Divisions of the Bank.

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

Lending Activities

Our loan portfolio consists primarily of multi-family real estate, nonresidential real estate, commercial loans and commercial leases, which collectively represented $966.5 million, or 95.7%, of our gross loan portfolio of $1.010 billion at December 31, 2020. At December 31, 2020, $452.2 million, or 44.8%, of our loan portfolio consisted of multi-family mortgage loans; $108.7 million, or 10.8%, of our loan portfolio consisted of nonresidential real estate loans; and $405.1 million, or 40.1%, of our loan portfolio consisted of commercial loans and leases.  At December 31, 2020,  $41.7 million, or 4.1%, of our loan portfolio consisted of one-to-four family residential mortgage loans, of which $8.3 million, or 0.8%, were loans to investors secured by non-owner occupied residential properties, including home equity loans and lines of credit.

Deposit Activities

Our deposit accounts consist principally of savings accounts, NOW accounts, checking accounts, money market accounts, certificates of deposit, and IRAs and other retirement accounts. We provide commercial checking accounts and related services such as treasury services. We also provide low-cost checking account services. We rely on our favorable locations, customer service, competitive pricing, our Internet Branch and related deposit services such as cash management to attract and retain deposit accounts.

At December 31, 2020, our deposits totaled $1.394 billion. Interest-bearing deposits totaled $1.067 billion, or 76.6% of total deposits, and noninterest-bearing demand deposits totaled $326.2 million, or 23.4% of total deposits. Savings, money market and NOW account deposits totaled $814.4 million, or 58.4% of total deposits, and certificates of deposit totaled $253.0 million, or 18.2% of total deposits, of which $188.0 million had maturities of one year or less.

Related Products and Services

The Bank provides trust and financial planning services through our Trust Department. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc. (“Financial Assurance”), sells property and casualty insurance and other insurance products on an agency basis. For the year ended December 31, 2020, Financial Assurance recorded net income of $33,000. At December 31, 2020, Financial Assurance had one full-time employee. The Bank’s other wholly-owned subsidiary, BFIN Asset Recovery Company, LLC (formerly BF Asset Recovery Corporation), holds title to and sells certain Bank-owned real estate acquired through foreclosure and collection actions, and recorded a net loss of $8,000 for the year ended December 31, 2020.

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

Competition

We face significant competition in originating loans and attracting deposits. The Chicago Metropolitan Statistical Area and many of the other geographic markets in which we operate generally have a high concentration of financial institutions, many of which are significantly larger institutions that have greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans and leases comes principally from commercial banks, savings banks, mortgage banking companies, the U.S. Government, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by emphasizing personalized service and efficient decision-making tailored to individual needs. We do not rely on any individual, group or entity for a material portion of our loans or our deposits.

Employees

At December 31, 2020, the Bank had 188 full-time employees and 42 part-time employees. Our employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

Supervision and Regulation

General

The Bank is a national bank, regulated and supervised primarily by the OCC. The Bank is also subject to regulation by the FDIC in more limited circumstances because the Bank’s deposits are insured by the FDIC. This regulatory and supervisory structure establishes a comprehensive framework of the activities in which a depository institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund, depositors and the banking system. Under this system of federal regulation, depository institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The OCC examines the Bank and prepares reports for the consideration of its Board of Directors on any identified deficiencies, if any. After completing an examination, the OCC issues a report of examination and assigns a rating (known as an institution’s CAMELS rating). Under federal law and regulations, an institution may not disclose the contents of its reports of examination or its CAMELS ratings to the public.

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

Interagency Statement on Loan Modifications. On March 22, 2020, the federal banking agencies issued an interagency statement to provide additional guidance to financial institutions who are working with borrowers affected by the coronavirus (“COVID-19”). The statement provided that agencies will not criticize institutions for working with borrowers and will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings (“TDRs”). The agencies have confirmed with staff of the Financial Accounting Standards Board that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

The statement further provided that working with borrowers that are current on existing loans, either individually or as part of a program for creditworthy borrowers who are experiencing short-term financial or operational problems as a result of COVID-19, generally would not be considered TDRs. For modification programs designed to provide temporary relief for current borrowers affected by COVID-19, financial institutions may presume that borrowers that are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program.

The statement indicated that the agencies’ examiners will exercise judgment in reviewing loan modifications, including TDRs, and will not automatically adversely risk rate credits that are affected by COVID-19, including those considered TDRs.

In addition, the statement noted that efforts to work with borrowers of one- to-four family residential mortgages, where the loans are prudently underwritten, and not past due or carried on non-accrual status, will not result in the loans being considered restructured or modified for the purposes of their risk-based capital rules. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat COVID-19 and stimulate the economy. The law had several provisions relevant to financial institutions, including:

●

Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes.

●

The ability of a borrower of a federally backed mortgage loan (VA, FHA, USDA, Freddie and Fannie) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance will be granted for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally backed mortgage is prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, which period has subsequently been extended by administrative action.

●

The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance will be granted for up to 30 days, which can be extended for up to two additional 30-day periods upon the request of the borrower, with future extensions granted by administrative action. During the time of the forbearance, the multi-family borrower cannot evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that receives a forbearance may not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provides the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program.  The CARES Act provides approximately $350 billion to fund loans to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. These loans will be 100% federally guaranteed (principal and interest) through December 31, 2020 (which date was subsequently extended). An eligible business can apply for a Paycheck Protection Program (“PPP”) loan up to 2.5 times its average monthly “payroll costs" limited to a loan amount of $10.0 million. The proceeds of the loan can be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

Coronavirus Response and Relief Supplemental Appropriations Act of 2021. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions, including extending the authority granted to banks under the CARES Act to elect to temporarily suspend the requirements under U.S. GAAP for loan modifications related to the COVID-19 pandemic. The act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds. The PPP, which was originally established under the CARES Act, was also extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021.

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

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In addition to establishing the minimum regulatory capital requirements, regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was fully implemented at 2.5% on January 1, 2019.

At December 31, 2020, the Bank’s capital exceeded all applicable regulatory requirements, the Bank was considered well-capitalized and it had an appropriate capital conservation buffer.

The Company and the Bank each have adopted Regulatory Capital Plans that provide that the Bank will maintain a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5%. The capital ratios set forth in the Regulatory Capital Plans will be adjusted if and as necessary. In accordance with the Regulatory Capital Plans, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established capital levels. In addition, in accordance with its Regulatory Capital Plan, the Company expects it will continue to maintain its ability to serve as a source of financial strength to the Bank by holding a combination of cash, liquid assets and credit availability equal to at least $5.0 million for that purpose.

Legislation enacted in 2018 required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” of between 8% to 10% of average total consolidated assets for qualifying institutions with less than $10 billion of assets. The OCC has adopted a final rule that established 9% as the community bank leverage ratio, effective March 31, 2020. Institutions with capital meeting the specified requirement and electing to follow the alternative framework will be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements.

The CARES Act lowered the community bank leverage ratio to 8%, with federal regulation making the reduced ratio effective April 23, 2020.  Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter.

Loans-to-One-Borrower. A national bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2020, the Bank was in compliance with the loan-to-one-borrower limitations.

Dividends. Federal law and OCC regulations govern cash dividends by a national bank. A national bank is authorized to pay such dividends from undivided profits but must receive prior OCC approval if the total amount of dividends (including the proposed dividend) exceeds its net income in that year and the prior two years less dividends previously paid. A national bank may not pay a dividend if the dividend does not comply with applicable regulatory capital requirements and may be further limited in payment of cash dividends if it does not maintain the capital conservation buffer described previously.

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

In June 2020, the OCC issued a final rule clarifying and expanding the activities that qualify for CRA credit and, according to the agency, seeking to create a more consistent and objective method for evaluating CRA performance.  The final rule was effective October 1, 2020, but compliance with the revised requirements is not mandatory until January 1, 2024 for institutions of the Bank’s asset size.

The Bank’s CRA performance has been rated as “Outstanding,” the highest possible CRA rating, in each of the nine CRA performance evaluations that have been conducted by the Bank’s primary federal regulator  since 1998.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the FRB. These provisions generally require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and not involve more than the normal risk of repayment or present other unfavorable features (subject to an exception for lending programs open to employees generally). In addition, there are limitations on the amount of credit extended to such persons, individually and in the aggregate based on a percentage of the Bank’s capital. Extensions of credit in excess of specified limits must receive the prior approval of the Bank’s Board of Directors. Extensions of credit to executive officers are subject to additional restrictions. The Bank does not extend new credit to executive officers or members of the Board of Directors.

Enforcement. The OCC has primary enforcement responsibility over national banks. This includes authority to bring enforcement actions against the Bank, its directors, officers and employees and all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to the removal of officers and/or directors, receivership, conservatorship or the termination of deposit insurance. Civil monetary penalties cover a wide range of violations of laws and regulations, unsafe and unsound practices and certain other actions.  The maximum penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or other action, and are adjusted annually for inflation.  Civil monetary penalties for violations of the National Bank Act currently range from $10,366  to $51,827 per day, unless a finding of reckless disregard is made, in which case the civil monetary penalty may be as high as $2,073,133 per day. The FDIC has authority to recommend to the OCC that an enforcement action be taken with respect to a particular insured bank. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

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

The regulations provide that a capital restoration plan must be filed with the OCC within 45 days of the date a national bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5.0% of the bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Various restrictions, including as to growth and capital distributions, also apply to “undercapitalized” institutions. If an “undercapitalized” institution fails to submit an acceptable capital plan, it is treated as “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more additional restrictions including, but not limited to, an order by the OCC to sell sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss officers or directors and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive.

At December 31, 2020, the Bank met the criteria for being considered “well-capitalized.” The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital requirement provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit accounts in the Bank are insured up to $250,000 for each separately insured depositor.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.  Under the Federal Deposit Insurance Corporation’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

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

Federal Reserve System. The Bank is a member of the Federal Reserve System, which consists of 12 regional Federal Reserve Banks. As a member of the Federal Reserve System, the Bank is required to acquire and hold shares of capital stock in its regional Federal Reserve Bank, the Federal Reserve Bank of Chicago, in specified amounts. The Bank is also required to maintain noninterest-earning reserves against its transaction accounts, such as negotiable order of withdrawal and regular checking accounts. The balances maintained to meet the reserve requirements may be used to satisfy liquidity requirements imposed by the OCC’s regulations. As of December 31, 2020, the Bank was in compliance with all of these requirements. The FRB also provides a backup source of funding to depository institutions through the regional Federal Reserve Banks pursuant to section 10B of the Federal Reserve Act and Regulation A. In general, eligible depository institutions have access to three types of discount window credit-primary credit, secondary credit, and seasonal credit. All discount window loans must be collateralized to the satisfaction of the lending regional Federal Reserve Bank.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in specified amounts. As of December 31, 2020, the Bank was in compliance with this requirement.

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

Capital. Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements. The asset threshold was previously $1 billion, which applied to the Company, but federal legislation required the FRB to raise the threshold to $3 billion. That change became effective on August 30, 2018. As a result, holding companies such as the Company with less than $3 billion of assets are not subject to consolidated capital requirements unless otherwise advised by the FRB.

Source of Strength Doctrine. The “source of strength doctrine” requires bank holding companies to provide assistance to their subsidiary depository institutions in the event the subsidiary depository institution experiences financial difficulty. The FRB has issued regulations requiring that all bank holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions. To facilitate its ability to serve as a source of strength for the Bank, the Company has adopted a Regulatory Capital Plan, as described earlier under "Federal Bank Regulation: Capital Requirements".

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

There is a presumption of control upon the acquisition of 10% or more of a class of voting stock if the holding company involved has its shares registered under the Securities Exchange Act of 1934, or, of the holding company involved does not have its shares registered under the Securities Exchange Act of 1934, if no other persons will own, control or hold the power to vote a greater percentage of that class of voting security after the acquisition.

The Federal Reserve Board has adopted a final rule, effective September 30, 2020, that revises its framework for determining whether a company, under the Bank Holding Company Act, has a “controlling influence” over a bank or savings and loan holding company.

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

Risks Related to Competitive Matters

Our future growth and success will depend on our ability to compete effectively in a highly competitive environment

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, our competitive strategies have focused on attracting deposits in our local markets, and growing our loan and lease portfolio by emphasizing specific commercial loan and lease products in which we have significant experience and expertise, identifying and targeting markets in which we believe we can effectively compete with larger institutions and other competitors, and offering competitive pricing to commercial borrowers with appropriate risk profiles. We compete for loans, leases, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies, real estate conduits, mortgage brokers and specialized finance companies. Many of our competitors offer products and services that we do not offer, and some offer loan structures and have underwriting standards that are not as restrictive as our required loan structures and underwriting standards. Some larger competitors have substantially greater resources and lending limits, name recognition and market presence that benefits them in attracting business. In addition, larger competitors may be able to price loans, leases and deposits more aggressively than we do, and because of their larger capital bases, their underwriting practices for smaller loans may be subject to less regulatory scrutiny than they would be for smaller banks. Newer competitors may be more aggressive in pricing loans, leases and deposits in order to increase their market share. Some of the financial institutions and financial services organizations with which we compete are not subject to the extensive regulations or taxation imposed on national banks and their holding companies. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various financial services.

Changes in market interest rates could adversely affect our financial condition and results of operations

Our financial condition and results of operations are significantly affected by changes in market interest rates because our assets, primarily loans and leases, and our liabilities, primarily deposits, are monetary in nature. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Market interest rates are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events, and changes in the U.S. and other financial markets. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, including credit risk spreads, and by balance sheet growth, customer loan and deposit preferences and the timing of changes in these variables which themselves are impacted by changes in market interest rates. As a result, changes in market interest rates, and especially a decline in interest rates, can significantly affect our net interest income as well as the fair market valuation of our assets and liabilities, particularly if they occur more quickly or to a greater extent than anticipated.

While we take measures intended to manage the risks from changes in market interest rates, we cannot control or accurately predict changes in market rates of interest, loan prepayments or payoffs, deposit attrition due to changes in interest rates, or be sure that our protective measures are adequate. If the interest rates paid on deposits and other interest-bearing liabilities increase at a faster rate than the interest rates received on loans and other interest-earning assets, our net interest income, and therefore earnings, could be adversely affected.  We would also incur a higher cost of funds to retain our deposits in a rising interest rate environment. While the higher payment amounts we would receive on adjustable-rate or variable-rate loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, and this could result in a higher rate of default. Rising interest rates also may reduce the demand for loans and the value of fixed-rate investment securities.

Consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations

Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of Internet-based commerce and mobile device applications has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Business Strategy

New lines of business or new products and services may subject us to additional risks

From time to time, we may seek to implement new lines of business, particularly in our Equipment Finance, Commercial Finance and Treasury Services operations, or offer new products and services within existing lines of business in our current markets or new markets. There are substantial risks and uncertainties associated with these efforts, particularly in instances where credit risks may be volatile due to changing economic conditions.  In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. As occurred in 2020 due to the COVID-19 pandemic with respect to certain Equipment Finance products, initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results.

Risks Related to the COVID-19 Pandemic

The continuing impacts of the novel COVID-19 outbreak, and associated governmental responses, could adversely affect our financial condition and results of operations

In December 2019, COVID-19 was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the COVID-19 outbreak in the United States was declared a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in a slow-down in economic activity and a related increase in unemployment in many markets in which we do business.  In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on short- and medium-term U.S. Treasury securities have declined significantly compared to December 31, 2019. Certain state and local governments and federal agencies restrict judicial enforcement of leases or loan terms, liens and security interests, and are also requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent and duration of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened.

As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;

●	as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

●	higher amounts of liquidity held by borrowers or depositors may continue to result in lower demand for loans and lower fee income related to deposit account activity.

●	a sustained material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

●

if the economy is unable to fully reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

●	our wealth management and trust revenues may decline with continuing market volatility;

●

a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;

●	litigation, regulatory enforcement risk and reputation risk regarding our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guarantees;

●

the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill or core deposit and customer relationships intangibles that could result in an impairment charge being recorded for that period, that would adversely impact our results of operations and the ability of the Bank to pay dividends to us;

●	we rely on third-party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable replacements or successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Risks Related to Operational Matters

We are subject to information security and operational risks relating to our use of technology and our communications and information systems, including the risk of cyber-attack or cyber-theft

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, general ledger and virtually all other aspects of our business. We depend on the secure processing, storage and transmission of confidential and other information in our data processing systems, computers, networks and communications systems. Although we take numerous protective measures and otherwise endeavor to protect and maintain the privacy and security of confidential data, these systems may be vulnerable to unauthorized access, computer viruses, other malicious code, cyber-attacks, cyber-theft and other events that could have a security impact. If one or more of such events were to occur, this potentially could jeopardize confidential and other information processed and stored in, and transmitted through, our systems or otherwise cause interruptions or malfunctions in our or our customers' operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully covered by our insurance. Security breaches involving our network or Internet banking systems could expose us to possible liability and deter customers from using our systems. We rely on specific software and hardware systems to provide the security and authentication necessary to protect our network and Internet banking systems from compromises or breaches of our security measures. These precautions may not fully protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Although we perform most data processing functions internally, we outsource certain services to third parties. If our third-party providers encounter operational difficulties or security breaches, it could affect our ability to adequately process and account for customer transactions, which could significantly affect our business operations.

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

Customer or employee fraud subjects us to additional operational risks

Employee errors or omissions, particularly with respect to information security controls, and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Our loans to businesses and individuals and our deposit relationships and related transactions are also subject to exposure to the risk of loss due to fraud and other financial crimes. Misconduct by our employees could include concealing unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. We have not experienced any material financial losses from employee errors, misconduct or fraud. However, if our internal controls fail to prevent or promptly detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our financial condition and results of operations.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

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

Risks Related to our Lending Activities

Our commercial real estate loans constitute a concentration of credit and thus are subject to enhanced regulatory scrutiny and require us to utilize enhanced risk management techniques

A substantial portion of our loan portfolio is secured by real estate. Our commercial real estate loan portfolio generally consists of multi-family mortgage loans originated in selected geographic markets and nonresidential real estate loans originated predominantly in the Chicago market. At December 31, 2020, our loan portfolio included $452.2 million in multi-family mortgage loans, or 44.8% of total loans, and $87.8 million in non-owner occupied nonresidential real estate loans, or 8.7% of total loans. These commercial real estate loans represented 321.95% of the Bank’s $168.0 million total risk-based capital at December 31, 2020, and thus are considered a concentration of credit for regulatory purposes. Concentrations of credit are pools of loans whose collective performance has the potential to affect a bank negatively even if each individual transaction within the pool is soundly underwritten. When loans in a pool are sensitive to the same economic, financial, or business development, that sensitivity, if triggered, could cause the sum of the transactions to perform as if it were a single, large exposure. As such, concentrations of credit add a dimension of risk that compounds the risk inherent in individual loans.

The OCC expects banks to implement board-approved policies and procedures to identify, measure, monitor, and control concentration risks, taking into account the potential impact on earnings and capital under stressed market conditions, economic downturns, and periods of general market illiquidity as well as normal market conditions. Enhanced risk management is required for commercial real estate concentrations exceeding 300% of total risk-based capital. The Bank has established board-approved policies and procedures to identify, measure, monitor, control and stress test its concentrations of credit. The Bank has taken other specific steps to mitigate concentrations of credit risk, including the establishment of concentrations of credit limits based on loan type and geography, the maintenance of capital in excess of the minimum regulatory requirements, the establishment of appropriate underwriting standards for specific loan types and geographic markets, active portfolio management and an emphasis on originating multi-family loans that qualify for 50% risk-weighting under the regulatory capital rules. At December 31, 2020, $238.1 million of the Bank’s multi-family loans, or 52.6% of the Bank’s total multi-family loan portfolio, qualified for 50% risk-weighting under the regulatory capital rules. The Bank’s earnings and capital could be materially and adversely impacted if economic, financial, or business developments were to occur that materially and adversely impacted all or a material portion of the Bank’s commercial real estate loans and caused them to perform as a single, large exposure.

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

Repayment of our lease loans is typically dependent on the cash flows of the lessee, which may be unpredictable, and the collateral securing these loans may fluctuate in value

We lend money to small and mid-sized independent leasing companies to finance the debt portion of leases. A lease loan results when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee. Our lease loans entail many of the same types of risks as our commercial loans. Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, the proceeds from the sale of the leased equipment may not be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2020, our lease loans totaled $325.6 million, or 32.2% of our total loan portfolio.

Our loan portfolio includes loans to healthcare providers, and the repayment of these loans is largely dependent upon the receipt of direct or indirect governmental reimbursements

At December 31, 2020, we had $125.5 million of loans and unused commitments to a variety of healthcare providers, including lines of credit secured by healthcare receivables. The repayment of these lines of credit is largely dependent on the borrower's receipt of payments and reimbursements under Medicaid, Medicare and in some cases private insurance contracts for the services they have provided. The ability of the borrowers to service loans we have made to them may be adversely impacted by the financial ability of the federal government or individual state governments to make direct reimbursement payments, or, via managed care organizations operating under agreements with the federal government or individual states, to make indirect reimbursements for the services provided. The failure of a direct or indirect payor to make reimbursements owed to the operators of these facilities, or a significant delay in the making of such reimbursements, could adversely affect the ability of the operators of these facilities to repay their obligations to us. In addition, changes to national health care policy involving private health insurance policies may also affect the business prospects and financial condition or operations of commercial loan customers and commercial lessees involved in health care-related businesses.

If our allowance for loan losses is not sufficient to cover actual losses, our earnings would be adversely impacted

In the event that our loan customers do not repay their loans according to their terms, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, including expenses of collecting the loan and managing and liquidating the collateral, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. At December 31, 2020, our allowance for loan losses was $7.8 million, which represented 0.77% of total loans and 634.81% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on internal and external loan reviews, our historical experience and our evaluation of economic conditions, among other factors. In addition, we make various estimates and assumptions about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. We also make judgments concerning our legal positions and the priority of our liens and security interests in contested legal or bankruptcy proceedings, and at times, we may lack sufficient information to establish adequate specific reserves for loans involved in such proceedings. We base these estimates, assumptions and judgments on information that we consider reliable, but if an estimate, assumption or judgment that we make ultimately proves to be incorrect, additional provisions to our allowance for loan losses may become necessary. In addition, our emphasis on loan and lease growth and on increasing our portfolios of commercial business loans, as well as any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for loan losses in the future. In addition, as an integral part of their supervisory and/or examination process, the OCC periodically reviews the methodology for and the sufficiency of the allowance for loan losses. The OCC has the authority to require us to recognize additions to the allowance based on their inclusion, exclusion or modification of risk factors or differences in judgments of information available to them at the time of their examination.

We extend credit to businesses pursuant to the Small Business Administration Paycheck Protection Program (PPP). We are subject to additional credit and compliance risks related to our participation in the Paycheck Protection Program

The CARES Act included the PPP as a loan program administered through the SBA. On December 27, 2020, the Consolidated Appropriations Act, 2021 extended the PPP through March 31, 2021. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to detailed qualifications and eligibility criteria.

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications, and several banks have been subject to litigation regarding the payment of fees to agents that assisted borrowers in obtaining PPP loans. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention related to our participation in the PPP. If any such litigation is not resolved in in our favor, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of its outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.

The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators, and U.S. Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling us to rely on borrower certifications, and take more aggressive action against us for alleged violations of the provisions governing the PPP, or applicable fair lending laws or regulations. Federal and state regulators can impose or request that we consent to substantial penalties, sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition, and thereby adversely affect your investment.

We also have potential credit risk exposure on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a borrower default on a PPP loan or a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

Risks Related to Laws and Regulations

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

We could become subject to more stringent capital requirements, which could adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. Unrealized gains and losses on certain “available-for-sale” securities holdings are to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out was exercised. The Bank exercised this one-time opt-out option.

The regulations also establish a “capital conservation buffer” of 2.5% and the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

At December 31, 2020, the Bank has met all of these requirements, including the full 2.5% capital conservation buffer.

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

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

FDIC deposit insurance could increase in the future

The Dodd-Frank Act required the FDIC to base deposit insurance premiums on an institution's total assets minus its tangible equity instead of its deposits. The FDIC has adopted final regulations that base assessments on a combination of financial ratios and regulatory ratings. The FDIC also revised the assessment schedule and established adjustments that increase assessments so that the range of assessments is now 1.5 basis points to 30 basis points of total assets less tangible equity. If there are any changes in the Bank’s financial ratios and regulatory ratings that require adjustments that increase its assessment, or, if circumstances require the FDIC to impose additional special assessments or further increase its quarterly assessment rates, our results of operations could be adversely impacted.

Our sources of funds are limited because of our holding company structure

The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank provide a significant source of cash for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. Under these statutes and regulations, the Bank is not permitted to pay dividends on its capital stock to the Company, its sole stockholder, if the dividend would reduce the stockholders' equity of the Bank below the amount of the liquidation account established in connection with the mutual-to-stock conversion. National banks may pay dividends without the approval of its primary federal regulator only if they meet applicable regulatory capital requirements before and after the payment of the dividends and total dividends do not exceed net income to date over the calendar year plus its retained net income over the preceding two years. In addition, in accordance with its Regulatory Capital Plan, the Company expects to maintain a combination of cash, liquid assets and credit availability equal to at least $5.0 million to facilitate its ability to serve as a source of financial strength to the Bank. If in the future, the Company utilizes its available cash for other purposes and the Bank is unable to pay dividends to the Company, the Company may not have sufficient funds to pay dividends.

Risks Related to Economic Conditions

Adverse changes in local economic conditions and adverse conditions in an industry on which a local market in which we do business depends could negatively affect our financial condition or results of operations

Except for our commercial equipment leasing and healthcare lending activities, which we conduct on a nationwide basis, and our multi-family lending activities, which we conduct in selected Metropolitan Statistical Areas, including, but not limited to, the Metropolitan Statistical Areas for Chicago, Illinois, Dallas and San Antonio, Texas, Denver, Colorado, Tampa, Florida, and Greenville-Spartanburg, South Carolina, our loan and deposit activities are generally conducted in the Metropolitan Statistical Area for Chicago, Illinois. Our loan and deposit activities are directly affected by, and our financial success depends on, economic conditions within the local markets in which we do business, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions, as a result of COVID-19 or otherwise, or in the condition of an industry on which a local market depends could adversely affect such factors as unemployment rates, business formations and expansions, housing demand, apartment vacancy rates and real estate values in the local market, and this could result in, among other things, a decline in loan and lease demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in loan delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of the collateral for our loans, and a decline in the net worth and liquidity of our borrowers and guarantors. Any of these factors could negatively affect our financial condition or results of operations.

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

The City of Chicago and the State of Illinois continue to experience significant financial difficulties, and this could adversely impact certain borrowers and the economic vitality of the City and State

The City of Chicago and the State of Illinois are experiencing significant financial difficulties, including material pension funding shortfalls. These issues could impact the economic vitality of the City of Chicago and the State of Illinois and the businesses operating there, encourage businesses to leave the City of Chicago or the State of Illinois, and discourage new employers from starting or moving businesses to there. These issues could also result in delays in the payment of accounts receivable owed to borrowers that conduct business with the State of Illinois and Medicaid payments to nursing homes and other healthcare providers in Illinois, and impair their ability to repay their loans when due.

Risks Related to Accounting Matters

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

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results

In preparing periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for loan losses and the valuation of deferred taxes.

Other Risks Related to Our Business

We are required to transition from the use of the LIBOR interest rate index

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

Trading activity in the Company's common stock could result in material price fluctuations

It is possible that trading activity in the Company's common stock, including short-selling, activity related to the exclusion or inclusion of the Company's common stock in an index such as the Russell 2000, or sales by significant shareholders for any reason, could result in material price fluctuations of the price per share of the Company's common stock.  In particular, due to the increase in the value of certain common stocks currently in the Russell 2000, and the decline in the Company's common stock price since May 2020, it is possible that the Company's common stock may be excluded from the Russell 2000 index upon the annual rebalancing of the index in the second quarter of 2021.  The potential or actual exclusion of the Company's common stock from the Russell 2000 may affect the ability of certain institutional shareholders to continue ownership of the Company's common stock within an investment fund or portfolio linked directly or indirectly to the Russell 2000 index.

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

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes and other issues. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business at 19 banking offices located in the Chicago metropolitan area, and from a corporate office.  We own our banking offices other than our corporate office, and our Chicago-Lincoln Park and Northbrook banking offices, which are leased. We also operate six commercial credit origination and customer service offices for the Commercial Finance, Commercial Real Estate and Equipment Finance Divisions of the Bank, all of which are leased. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

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

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of January 31, 2021 was 1,056. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Recent Sales of Unregistered Securities

The Company had no sales of unregistered stock during the year ended December 31, 2020.

Repurchases of Equity Securities

On October 29, 2020, the Board increased the total number of shares authorized for repurchase from 5,810,755 shares to 6,210,755 shares, an increase of 400,000 shares and extended the expiration date of the Company's share repurchase authorization from October 31, 2020 to April 30, 2021. As of December 31, 2020, the Company had repurchased 5,776,491 shares of its common stock out of the 6,210,755 shares of common stock authorized under the current share repurchase authorization. Pursuant to the current share repurchase authorization, as of December 31, 2020, there were 434,264 shares of common stock remaining authorized for repurchase through April 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
October 1, 2020 through October 31, 2020	48,863	$7.40	48,863	440,264
November 1, 2020 through November 30, 2020	—	—	—	440,264
December 1, 2020 through December 31, 2020	6,000	8.88	6,000	434,264
	54,863		54,863

ITEM 6.	SELECTED FINANCIAL DATA

The following information is derived from the audited consolidated financial statements of the Company. For additional information, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of the Company and related notes included in Item 8 of this Annual Report.

	At and For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$1,596,842	$1,488,015	$1,585,325	$1,625,558	$1,620,037
Loans, net	1,002,578	1,168,008	1,323,793	1,314,651	1,312,952
Securities, at fair value	23,829	60,193	88,179	93,383	107,212
Deposits	1,393,544	1,284,757	1,352,484	1,340,051	1,339,390
Borrowings	4,000	61	21,049	60,768	51,069
Equity	172,930	174,372	187,150	197,634	204,780

Selected Operating Data:
Interest income	$52,875	$65,408	$61,287	$56,179	$50,928
Interest expense	6,988	13,217	9,217	6,089	3,970
Net interest income	45,887	52,191	52,070	50,090	46,958
Provision for (recovery of) loan losses	55	3,825	145	(87)	(239)
Net interest income after provision for (recovery of) loan losses	45,832	48,366	51,925	50,177	47,197
Noninterest income	5,366	6,172	14,877	6,408	6,545
Noninterest expense	38,438	38,641	40,754	40,391	41,542
Income before income taxes	12,760	15,897	26,048	16,194	12,200
Income tax expense (1) (2)	3,597	4,225	6,706	7,190	4,698
Net income	$9,163	$11,672	$19,342	$9,004	$7,502
Basic earnings per common share	$0.61	$0.75	$1.11	$0.49	$0.40
Diluted earnings per common share	$0.61	$0.75	$1.11	$0.49	$0.39

	At and For the Years Ended December 31,
	2020	2019	2018	2017	2016
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.59%	0.77%	1.24%	0.56%	0.49%
Return on equity (ratio of net income to average equity)	5.27	6.58	9.92	4.44	3.60
Net interest rate spread (3)	2.91	3.31	3.30	3.15	3.19
Net interest margin (4)	3.09	3.60	3.51	3.28	3.28
Efficiency ratio (5)	75.00	66.21	60.88	71.49	77.64
Noninterest expense to average total assets	2.48	2.54	2.61	2.50	2.72
Average interest-earning assets to average interest-bearing liabilities	138.79	131.78	133.34	131.70	135.09
Dividends declared per share	$0.40	$0.40	$0.37	$0.28	$0.21
Dividend payout ratio	65.28%	53.69%	33.34%	57.23%	55.07%
Asset Quality Ratios:
Nonperforming assets to total assets (6)	0.09%	0.07%	0.17%	0.29%	0.44%
Nonperforming loans to total loans	0.12	0.07	0.11	0.18	0.25
Allowance for loan losses to nonperforming loans	634.81	901.06	558.34	349.31	246.12
Allowance for loan losses to total loans	0.77	0.65	0.64	0.63	0.62
Net (charge-offs) recoveries to average loans outstanding	0.01	(0.37)	—	0.03	(0.11)
Capital Ratios:
Equity to total assets at end of period	10.83%	11.72%	11.81%	12.16%	12.64%
Average equity to average assets	11.23	11.68	12.51	12.53	13.62
Tier 1 leverage ratio (Bank only)	10.10	10.89	11.03	11.08	10.27
Other Data:
Number of full-service offices	19	19	19	19	19
Employees (full-time equivalents)	210	222	236	236	246

(1)	Income tax expense for the year ended December 31, 2020 includes a $200,000 valuation reserve related to the Company's Illinois NOL carryforward.
(2)	Income tax expense for the year ended December 31, 2017 includes a $2.5 million increase to expense related to the Tax Cuts and Job Act of 2017.
(3)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(4)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(5)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(6)	Nonperforming assets include nonperforming loans and other real estate owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows focuses on certain factors affecting our consolidated financial condition at December 31, 2020 and 2019, and our consolidated results of operations for the two years ended December 31, 2020. Our consolidated financial statements, the related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.

Overview

2020 In Review

In 2020, the COVID-19 global pandemic and periodic local civil unrest events required rapid innovation in our operations and the adaptation of our Business Plan to the significant changes in market conditions that occured and are now expected to continue for the foreseeable future.

As our first priority, we implemented extensive health security protocols in February 2020 for our customers and our associates in all facilities.  To ensure continuity of operations within new health security protocols, we developed and deployed new electronic transaction processing capabilities and revised operating procedures. We also implemented additional physical security measures in response to civil unrest events in the vicinity of certain branch offices.

Beginning in March 2020, state and local government restrictions on business activity resulted in material reductions in national and local economic activity, including a sharp increase in unemployment.  To ensure appropriate credit discipline in a highly uncertain environment, we implemented revised underwriting standards and enhanced reserve requirements for multi-family and nonresidential real estate loans. Similarly, we temporarily made the financial qualification parameters for commercial loans and leases more stringent to adjust historical financial performance and repayment capacity for the possibility of significant declines in revenues and maximum usage of working capital credit facilities.

In April and May of 2020, we provided loan payment forbearance arrangements to 182 borrowers with a total of $98.1 million in outstanding principal balance.  At December 31, 2020, all borrowers with a COVID-19 loan forbearance agreement were current on all scheduled loan payments, with $53,000 in remaining deferred principal payments scheduled for repayment by June, 2021.  We also extended $11.2 million in Paycheck Protection Program loans to 315 small businesses with over 2,400 employees.  In response to substantial growth in core deposits resulting from the liquidity provided by the CARES Act of 2020 fiscal stimulus and Federal Reserve Board monetary stimulus, we took various steps to reduce retail and wholesale certificate of deposit balances.

As economic activity recovered in the third quarter of 2020, we focused our credit origination activities on our highest-quality borrowers, with a special emphasis on originations of federal, state and local government commercial lease and commercial finance transactions.  In the fourth quarter, 2020, we continued to restore our standard commercial credit underwriting criteria, released new credit products in the Equipment Finance Division, expanded multi-family lending operations, and commenced the expansion of Commercial Finance Division and Treasury Services products for release in 2021.

The Company ended 2020 in strong financial and operational condition.  We gained momentum in our commercial credit originations and maintained our historical asset quality and credit discipline.  We also maintained operating expense discipline notwithstanding investments in the further expansion of our commercial credit origination capabilities and the necessary expenditures for health security, physical security and information security.

Goals for 2021

Despite the adverse impacts of the coronavirus pandemic and rapid changes in market conditions during 2020, the actions we took in 2020 to expand our commercial credit capabilities further strengthen our ability to achieve the asset generation necessary to meet our financial objectives. We will incur some additional expenses in 2021 for personnel, marketing and technology to support these credit, business deposit and noninterest income generation activities, but will seek to offset these costs as much as possible within our consistent operating expense discipline.  In anticipation of the gradual dissipation of COVID-19-stimulus related deposits, we will also increase our focus on the origination of core business deposit accounts balances and related noninterest income as part of our investment in Treasury Services capabilities for Equipment Finance, Commercial Finance and nonresidential real estate borrowers.  With cautious optimism concerning recovery in both public health and economic condition in 2021, we look forward to building upon the Company’s manifest strengths and achieving its potential in 2021 and future years.

Financial Results of Operations

We recorded net income of $9.2 million for the year ended December 31, 2020 and basic and diluted earnings per common share for the year ended December 31, 2020 were $0.61.

Total loans declined by $165.4 million for the year ended December 31, 2020, primarily due to a $111.5 million decline in multi-family mortgage loans and a $56.3 million decline in commercial line of credit balances resulting from COVID-19 fiscal stimulus payments to healthcare providers. Total deposits increased by $108.8 million, primarily due to a $257.8 million increase in core retail and business deposits, partially offset by a $93.9 million decrease in retail certificates of deposit, and a $55.2 million decrease in wholesale certificates of deposits. As a result of the changes in the loan and deposit portfolios, the Company’s liquid assets were 31.5% of total assets at December 31, 2020.

Asset Quality and Capital Adequacy

Our asset quality remained stable in 2020. The ratio of nonperforming loans to total loans was 0.12% and the ratio of nonperforming assets to total assets was 0.09% at December 31, 2020. Nonperforming commercial-related loans represented 0.03% of total commercial-related loans at December 31, 2020. Our allowance for losses on loans and leases increased to 0.77% of total loans as of December 31, 2020, compared to 0.65% at December 31, 2019, reflecting the increased inherent credit risks arising from the COVID-19 pandemic.

Our capital position remained strong with a Tier 1 leverage ratio of 10.79%. Throughout 2020, the Company maintained its quarterly dividend rate at $0.10 per common share. The Company repurchased 508,699 common shares during the year ended December 31, 2020, which represented 3.3% of the Company’s common shares that were outstanding on December 31, 2019. The Company’s book value per share increased in 2020 by 2.6% to $11.71 per share at December 31, 2020.

Results of Operations

Net Income

We recorded net income of $9.2 million for the year ended December 31, 2020, compared to net income of $11.7 million for 2019. The decrease in net income was primarily due to decreased net interest income and noninterest income.  Our basic and diluted earnings per share of common stock was $0.61 for the year ended December 31, 2020, compared to $0.75 per share of common stock for the year ended December 31, 2019.

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

	Years Ended December 31,
	2020			2019			2018
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,100,642	$50,467	4.59%	$1,257,506	$60,568	4.82%	$1,289,121	$57,052	4.43%
Securities	54,449	854	1.57	79,984	2,082	2.60	105,831	2,229	2.11
Stock in FHLB and FRB	7,490	345	4.61	7,657	364	4.75	8,212	428	5.21
Other	321,220	1,209	0.38	103,664	2,394	2.31	81,941	1,578	1.93
Total interest-earning assets	1,483,801	52,875	3.56	1,448,811	65,408	4.51	1,485,105	61,287	4.13
Noninterest-earning assets	64,754			70,808			73,930
Total assets	$1,548,555			$1,519,619			$1,559,035
Interest-bearing Liabilities:
Savings deposits	$165,733	$145	0.09	$152,567	$424	0.28	$157,350	$286	0.18
Money market accounts	268,222	946	0.35	245,730	2,230	0.91	278,366	1,985	0.71
NOW accounts	296,612	585	0.20	269,856	1,150	0.43	279,422	856	0.31
Certificates of deposit	335,938	5,312	1.58	427,044	9,324	2.18	352,731	5,434	1.54
Total deposits	1,066,505	6,988	0.65	1,095,197	13,128	1.20	1,067,869	8,561	0.80
Borrowings	2,612	—	—	4,216	89	2.11	45,870	656	1.43
Total interest-bearing liabilities	1,069,117	6,988	0.65	1,099,413	13,217	1.20	1,113,739	9,217	0.83
Noninterest-bearing deposits	279,407			213,946			226,605
Noninterest-bearing liabilities	26,121			28,774			23,630
Total liabilities	1,374,645			1,342,133			1,363,974
Equity	173,910			177,486			195,061
Total liabilities and equity	$1,548,555			$1,519,619			$1,559,035
Net interest income		$45,887			$52,191			$52,070
Net interest rate spread (1)			2.91%			3.31%			3.30%
Net interest-earning assets (2)	$414,684			$349,398			$371,366
Net interest margin (3)			3.09%			3.60%			3.51%
Ratio of interest-earning assets to interest-bearing liabilities	138.79%			131.78%			133.34%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Net interest income decreased by $6.3 million, or 12.1%, to $45.9 million for the year ended December 31, 2020, from $52.2 million for the year ended December 31, 2019. Loan interest income for the year ended December 31, 2020 includes amortized fees of $162,000 from Paycheck Protection Program loans.  The decrease in net interest income was primarily attributable to a decrease in the average yield on interest-earning assets, which was partially offset by a decrease in the cost of interest-bearing liabilities and an increase in total average interest-earning assets. Our net interest rate spread decreased 40 basis points to 2.91% for the year ended December 31, 2020, from 3.31% for 2019. Our net interest margin decreased 51 basis points to 3.09% for the year ended December 31, 2020, from 3.60% for 2019. The yield on interest-earning assets decreased 95 basis points, or 21.1%, to 3.56% for the year ended December 31, 2020, from 4.51% for 2019. The cost of interest-bearing liabilities decreased 55 basis points, or 45.8%, to 0.65% for the year ended December 31, 2020, from 1.20% for 2019. Total average interest-earning assets increased $35.0 million to $1.484 billion for the year ended December 31, 2020, from $1.449 billion for 2019. Our average interest-bearing liabilities decreased $30.3 million to $1.069 billion for the year ended December 31, 2020, from $1.099 billion for 2019.

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

	Years Ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Decrease	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(7,306)	$(2,795)	$(10,101)	$(1,425)	$4,941	$3,516
Securities	(548)	(680)	(1,228)	(607)	460	(147)
Stock in FHLB and FRB	(8)	(11)	(19)	(28)	(36)	(64)
Other	2,014	(3,199)	(1,185)	468	348	816
Total interest-earning assets	(5,848)	(6,685)	(12,533)	(1,592)	5,713	4,121
Interest-bearing liabilities:
Savings deposits	34	(313)	(279)	(9)	147	138
Money market accounts	190	(1,474)	(1,284)	(255)	500	245
NOW accounts	106	(671)	(565)	(31)	325	294
Certificates of deposit	(1,752)	(2,260)	(4,012)	1,309	2,581	3,890
Borrowings	(25)	(64)	(89)	(782)	215	(567)
Total interest-bearing liabilities	(1,447)	(4,782)	(6,229)	232	3,768	4,000
Change in net interest income	$(4,401)	$(1,903)	$(6,304)	$(1,824)	$1,945	$121

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

We recorded a provision for loan losses of $55,000 for the year ended December 31, 2020, compared to $3.8 million for the year ended December 31, 2019. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment increased $91,000, or 1.2%, to $7.7 million at December 31, 2020 from $7.6 million at December 31, 2019. Although the loans collectively evaluated for impairment decreased $164.6 million, or 14.0%, to $1.007 billion at December 31, 2020 from $1.172 billion at December 31, 2019, the allowance for loan losses increased due to increased inherent credit risks arising from the COVID-19 pandemic. Net recoveries were $64,000 for the year ended December 31, 2020, compared to net charge-offs of $4.7 million for the year ended December 31, 2019. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies,” “Risk Classification of Loans” and “Allowance for Loan Losses.” There were $28,000 of reserves established for loans individually evaluated for impairment at December 31, 2020 compared to no reserves at December 31, 2019.

The 2019 net charge-offs and the related $4.0 million provision for loan losses were primarily due to a $4.4 million loss recorded on the sale of a Chicago commercial credit exposure that experienced an unexpected deterioration in the second quarter of 2019. The sold loans were originated in 2016 to two affiliated wholesale fuel distributors.

Noninterest Income

	Years Ended December 31,
	2020	2019	Change
	(Dollars in thousands)
Deposit service charges and fees	$3,196	$3,844	$(648)
Loan servicing fees	552	451	101
Mortgage brokerage and banking fees	98	149	(51)
Gain on sale of equity securities	—	295	(295)
Loss on disposal of other assets	(5)	(44)	39
Trust and insurance commissions and annuities income	961	844	117
Earnings on bank-owned life insurance	70	136	(66)
Other	494	497	(3)
Total noninterest income	$5,366	$6,172	$(806)

Our noninterest income decreased by $806,000, or 13.1%, to $5.4 million for the year ended December 31, 2020, from $6.2 million in 2019.  Deposit service charges and fees decreased $648,000, or 16.9%, due to reduced non-sufficient funds return charges and negative balance fees.  Loan servicing fees increased $101,000, or 22.4%, to $552,000 for the year ended December 31, 2020, from $451,000 in 2019, primarily due to increased commercial credit facilities fees of $133,000.  We recorded a gain on sale of equity securities for the year ended December 31, 2019 of $295,000.  Trust and insurance commissions and annuities income increased by $117,000, or 13.9%, to $961,000 for the year ended December 31, 2020, from $844,000 for the year ended December 31, 2019 due to increased assets under management.

Noninterest Expense

	Years Ended December 31,
	2020	2019	Change
	(Dollars in thousands)
Compensation and benefits	$21,323	$21,266	$57
Office occupancy and equipment	7,361	7,075	286
Advertising and public relations	564	657	(93)
Information technology	3,194	3,272	(78)
Professional fees	1,356	1,307	49
Supplies, telephone and postage	1,232	1,328	(96)
Amortization of intangibles	34	61	(27)
Nonperforming asset management	146	105	41
Operations of other real estate owned	17	52	(35)
FDIC insurance premiums	348	127	221
Other	2,863	3,391	(528)
Total noninterest expense	$38,438	$38,641	$(203)

Noninterest expense decreased by $203,000, or 0.5%, to $38.4 million, for the year ended December 31, 2020, from $38.6 million, for the year ended December 31, 2019.  The decrease in noninterest expense was due in substantial part to decreases in expense for advertising and public relations, information technology, supplies, telephone and postage and other noninterest expense, offset by increases in expense for compensation and benefits and office occupancy and equipment.  Office occupancy and equipment increased $286,000, or 4.0%, to $7.4 million for the year ended December 31, 2020, compared to $7.1 million in 2019, due primarily to increased office building expense, real estate taxes and COVID-19 cleaning and sanitation costs, partially offset by decreased snow removal costs.  Information technology expense decreased $78,000, or 2.4%, to $3.2 million for the year ended December 31, 2020, compared to $3.3 million in 2019, primarily due to the renegotiation of contracts relating to system upgrades  and cybersecurity prevention.  FDIC insurance expense increased by $221,000 to $348,000 for the year ended December 31, 2020, compared to $127,000 in 2019 due to the receipt of the FDIC's small bank assessment credit in 2019. Other noninterest expense decreased $528,000, or 15.6%, to $2.9 million for the year ended December 31, 2020, from $3.4 million for the year ended December 31, 2019, due to the reversal of a $116,000 reserve established for the open letters of credit related to a loan charge-off that was recorded in the second quarter 2019, combined with a decrease in organization dues and subscriptions and supervisory assessments.   Supplies and office occupancy expense for the year ended December 31,2020 included $451,000 in expenses related to damage and enhanced security relating to civil unrest and additional cleaning and sanitation costs related to COVID-19.

Income Taxes

For the year ended December 31, 2020 we recorded income tax expense of $3.6 million, compared to $4.2 million recorded in 2019. The effective tax rate for the year ended December 31, 2020 was 28.18%, compared to 26.57% for the same period in 2019.

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Total assets increased $108.8 million, or 7.3%, to $1.597 billion at December 31, 2020, from $1.488 billion at December 31, 2019. The increase in total assets was primarily due to an increase in cash and cash equivalents which were partially offset by decreases in loans receivable and securities.  Net loans decreased $165.4 million, or 14.2%, to $1.003 billion at December 31, 2020, from $1.168 billion at December 31, 2019. Securities decreased by $36.4 million, or 60.4%, to $23.8 million at December 31, 2020, from $60.2 million at December 31, 2019, primarily due to the decrease of $33.5 million of investments in certificates of deposit.  Cash and cash equivalents increased $313.2 million to $503.5 million at December 31, 2020, from $190.3 million at December 31, 2019.

Our loan portfolio consists primarily of multi-family real estate, nonresidential real estate, construction and land loans, commercial loans and commercial leases, which together totaled 95.7% of gross loans at December 31, 2020 from $1.168 billion at December 31, 2019.  Net loans receivable decreased $165.4 million, or 14.2%, to $1.003 billion at December 31, 2020. Multi-family mortgage loans decreased by $111.5 million, or 19.8%; nonresidential real estate loans decreased $26.0 million, or 19.3%; commercial loans and leases decreased $13.3 million, or 3.2%; and one-to-four family residential mortgage loans decreased by $14.1 million, or 25.2%. The decrease in multi-family loans was primarily due to a significant amount of loan prepayments. The loan prepayments generated $605,000 of prepayment penalty income for the year ended December 31, 2020, compared to $568,000 of prepayment income for 2019.

Our allowance for loan losses increased by $119,000, or 1.6%, to $7.8 million at December 31, 2020, from $7.6 million at December 31, 2019. The increase reflected net recoveries of $64,000 in 2020, and a $55,000 provision for loan losses in 2020.

Securities decreased $36.4 million, or 60.4%, to $23.8 million at December 31, 2020, from $60.2 million at December 31, 2019, due primarily to proceeds from maturities of $77.8 million and repayments of $2.7 million on residential mortgage-backed securities and collateralized mortgage obligations. These repayments were partially offset by investments in FDIC-insured certificates of deposit issued by other insured depository institutions of $44.1 million.

Total liabilities increased $110.3 million, or 8.4%, to $1.424 billion at December 31, 2020, from $1.314 billion at December 31, 2019, primarily due to increases in total deposits and borrowings. Total deposits increased $108.8 million, or 8.5%, to $1.394 billion at December 31, 2020, from $1.285 billion at December 31, 2019. Money market accounts increased $52.2 million, or 21.2% to $297.8 million at December 31, 2020, from $245.6 million at December 31, 2019. Interest-bearing NOW accounts increased $63.8 million, or 23.4%, to $337.0 million at December 31, 2020, from $273.2 million at December 31, 2019.  Savings accounts increased $26.4 million, or 17.2%, to $179.6 million at December 31, 2020, from $153.2 million at December 31, 2019. Noninterest-bearing demand deposits increased $115.4 million, or 54.8%, to $326.2 million at December 31, 2020, from $210.8 million at December 31, 2019. Retail certificates of deposit decreased $93.9 million, or 27.9%, to $243.1 million at December 31, 2020, from $336.9 million at December 31, 2019. Wholesale certificates of deposit decreased $55.2 million, or 84.8%, to $9.9 million at December 31, 2020, from $65.1 million at December 31, 2019. Core deposits (which consist of savings, money market, noninterest-bearing demand and NOW accounts) were 81.8% and 68.7% of total deposits at December 31, 2020 and 2019, respectively.

Total stockholders’ equity was $172.9 million at December 31, 2020, compared to $174.4 million at December 31, 2019. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 508,699 shares of our common stock at a total cost of $4.6 million, and our declaration and payment of cash dividends totaling $6.0 million, during the year ended December 31, 2020. These items were partially offset by net income of $9.2 million that we recorded for the year ended December 31, 2020.

Securities

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

At December 31, 2020, our mortgage-backed securities and collateralized mortgage obligations (“CMOs”) reflected in the following table were issued by U.S. government-sponsored enterprises and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the federal government has affirmed its commitment to support. All securities reflected in the table were classified as available-for-sale at December 31, 2020, 2019 and 2018.

The following table sets forth the composition, amortized cost and fair value of our securities.

	At December 31,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Securities:
Certificates of deposits	$15,117	$15,117	$48,666	$48,666	$73,507	$73,507
Municipal securities	402	409	505	513	509	509
Total	15,519	15,526	49,171	49,179	74,016	74,016
Mortgage-backed Securities:
Mortgage-backed securities - residential	5,826	6,108	7,727	8,037	10,116	10,478
CMOs and REMICs - residential	2,193	2,195	2,986	2,977	3,676	3,685
Total mortgage-backed securities	8,019	8,303	10,713	11,014	13,792	14,163
	$23,538	$23,829	$59,884	$60,193	$87,808	$88,179

	At December 31,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Equity Investments (1)
Visa Class B Shares	$—	$—	$—	$—	$—	$3,427

(1)	Equity investments are included in Other Assets in the Consolidated Statements of Financial Condition.

The fair values of marketable equity securities are generally determined by quoted prices, in active markets, for each specific security. If quoted market prices are not available for a marketable equity security, we determine its fair value based on the quoted price of a similar security traded in an active market. The fair values of debt securities are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value of a security is used to determine the amount of any unrealized gains or losses that must be reflected in our other comprehensive income and the net recorded value of our securities.

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

Portfolio Maturities and Yields

The composition and maturities of the securities portfolio and the mortgage-backed securities portfolio at December 31, 2020 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis, as the amount is immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities:
Certificates of deposit	$14,869	0.54%	$248	0.35%	$—	—%	$—	—%
Municipal securities	402	4.00	—	—	—	—	—	—
	15,271	0.63	248	0.35	—	—	—	—

Mortgage-backed Securities:
Pass-through securities:
Fannie Mae	—	—	904	2.75	366	3.77	1,961	3.15
Freddie Mac	—	—	—	—	9	2.22	345	3.17
Ginnie Mae	—	—	10	2.25	—	—	2,231	3.26
CMOs and REMICs	—	—	161	1.79	—	—	2,032	0.46
	—	—	1,075	2.60	375	3.73	6,569	2.36
Total securities	$15,271	0.63%	$1,323	2.18%	$375	3.73%	$6,569	2.36%

The Bank is a member of the Federal Reserve System as a result of its conversion to a national bank charter in 2016. The aggregate cost of our FRB common stock as of December 31, 2020 was $4.7 million based on its par value. The Bank is also a member of the FHLB System. Members of the FHLB System are required to hold a certain amount of common stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2020 was $2.8 million based on its par value. There is no market for FRB and FHLB common stock. We purchased 4,100 shares of FHLB capital stock during 2019 and none in 2020.  We redeemed no shares of FHLB capital stock in 2020 and 2019. We purchased no shares of FRB common stock in 2020 and 2019.  We redeemed 540,000 shares of FRB common stock in 2019 and none in 2020. As a member of the FHLB, we are required to own a certain amount of stock based on the level of borrowings and other factors, at December 31, 2020, we owned 293,100 shares of excess FHLB common stock.

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

The Bank sold 25,702 shares of Visa Class B common stock in the fourth quarter of 2018 and recorded a gain of $3.6 million. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use the valuation techniques permitted under ASC 820 Fair Value to evaluate the observed transaction(s) and adjust the fair value of the equity investment. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the 25,702 Visa Class B shares that the Company owned as of December 31, 2018 were recorded at $3.4 million in other assets with a corresponding gain. The Bank sold its remaining 25,702 shares of Visa Class B common stock in the first quarter of 2019 and recorded a gain of $295,000.

Loan Portfolio

We originate multi-family mortgage loans, nonresidential real estate loans, commercial loans and commercial equipment leases. In addition, we also originate consumer loans, and purchase and sell loan participations from time-to-time. Our principal loan products are discussed in Note 4 of the "Notes to Consolidated Financial Statements" in Item 8 of this Annual Report on Form 10-K.

The following table sets forth the composition of our loan portfolio by type of loan.

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential	$41,691	4.13%	$55,750	4.75%	$70,371	5.29%	$97,814	7.40%	$135,218	10.25%
Multi-family mortgage	452,241	44.78	563,750	47.99	619,870	46.56	588,383	44.52	542,887	41.15
Nonresidential real estate	108,658	10.76	134,674	11.46	152,442	11.45	169,971	12.86	182,152	13.81
Construction and land	499	0.05	—	—	172	0.01	1,358	0.10	1,302	0.09
Commercial loans and leases	405,057	40.10	418,343	35.61	486,800	36.57	462,628	35.00	455,602	34.53
Consumer	1,812	0.18	2,211	0.19	1,539	0.12	1,597	0.12	2,255	0.17
	1,009,958	100.00%	1,174,728	100.00%	1,331,194	100.00%	1,321,751	100.00%	1,319,416	100.00%
Net deferred loan origination costs	371		912		1,069		1,266		1,663
Allowance for loan losses	(7,751)		(7,632)		(8,470)		(8,366)		(8,127)
Total loans, net	$1,002,578		$1,168,008		$1,323,793		$1,314,651		$1,312,952

We engage in multi-family lending activities in the Chicago Metropolitan Statistical Areas and in other carefully selected Metropolitan Statistical Areas outside of our primary lending area. At December 31, 2020, $219.9 million, or 48.6%, of our multi-family loans were in the Metropolitan Statistical Area for Chicago, Illinois, while $63.0 million, or 13.9%, were in the Metropolitan Statistical Area for Dallas, Texas; $44.8 million, or 9.9%, were in the Metropolitan Statistical Area for Denver, Colorado; $15.3 million, or 3.4%, were in the Metropolitan Statistical Area for Tampa, Florida; and $15.8 million, or 3.5%, were in the Metropolitan Statistical Area for Greenville-Spartanburg, South Carolina.   We engage in commercial lending and commercial equipment finance activities on a nationwide basis

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2020. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Within One Year	One Year Through Five Years	Beyond Five Years	Total
	(In thousands)
Scheduled Repayments of Loans:
One-to-four family residential	$3,889	$9,791	$28,011	$41,691
Multi-family mortgage	22,413	71,383	358,445	452,241
Nonresidential real estate	42,233	58,577	7,848	108,658
Construction and land	499	—	—	499
Commercial loans and leases	163,162	240,735	1,160	405,057
Consumer	317	956	539	1,812
	$232,513	$381,442	$396,003	$1,009,958

Total
Loans Maturing After One Year:
Predetermined (fixed) interest rates	$321,894
Adjustable interest rates	455,551
$777,445

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

As part of the asset classification process, we develop an exit strategy for real estate collateral or OREO by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as-is,” “as-stabilized” or “as-improved” basis is most likely to produce the highest net realizable value. If we determine that the “as-stabilized” or “as-improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of December 31, 2020, substantially all impaired real estate loan collateral and OREO were valued on an “as-is basis.”

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

Nonperforming Assets Summary

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Nonaccrual loans
One-to-four family residential	$925	$512	$1,247	$2,024	$2,855
Multi-family mortgage	—	—	—	371	187
Nonresidential real estate	296	288	270	—	260
	1,221	800	1,517	2,395	3,302
Loans past due over 90 days, still accruing - commercial leases	—	47	—	—	—

Other real estate owned
One-to-four family residential	157	186	875	827	1,565
Multi-family mortgage	—	—	276	—	370
Nonresidential real estate	—	—	74	1,520	1,066
Land	—	—	1	4	894
	157	186	1,226	2,351	3,895
Total nonperforming assets	$1,378	$1,033	$2,743	$4,746	$7,197

Ratios
Nonperforming loans to total loans	0.12%	0.07%	0.11%	0.18%	0.25%
Nonperforming assets to total assets	0.09	0.07	0.17	0.29	0.44

Nonperforming Assets

Nonperforming assets totaled $1.4 million at December 31, 2020, and $1.0 million at December 31, 2019.   One residential loan with a recorded balance of $33,000 was transferred to OREO during the year ended December 31, 2020. We continue to experience modest quantities of defaults on residential loans principally due either to the borrower’s personal financial condition or death, and/or deteriorated collateral value.

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

Troubled Debt Restructurings

The Company had no TDRs at December 31, 2020 and 2019.  Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to US GAAP.  In addition, the Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (“OCC Bulletin 2020-50”) provides more limited circumstances in which a loan modification is not subject to classification as a TDR and also defined the circumstances where the borrower’s loan is reported as current on loan payments. Pursuant to these new capabilities, we developed several loan forbearance programs to assist borrowers with managing cash flows disrupted due to COVID-19.  For additional discussion of these programs, see Note 4 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K.

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

Based on a review of our loans at December 31, 2020, classified loans consisted of $6.5 million of performing substandard loans and $1.2 million of nonperforming loans. As of December 31, 2020, we had $2.0 million of loans designated as special mention.

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

We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors that, in our judgment, deserve current recognition in estimating probable incurred credit losses. We review the loan portfolio on an ongoing basis and make provisions for loan losses on a quarterly basis to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The allowance for loan losses consists of two components:

•

specific allowances established for any impaired residential non-owner occupied mortgage, multi-family mortgage, nonresidential real estate, construction and land, commercial loans and leases for which the recorded investment in the loan exceeds the measured value of the loan; and

•

general allowances for loan losses for each loan class based on historical loan loss experience; and adjustments to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable incurred credit losses for each loan class.

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

Net Charge-offs and Recoveries

The following table sets forth activity in our allowance for loan losses.

	At or For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of year	$7,632	$8,470	$8,366	$8,127	$9,691
Charge-offs
One-to-four family residential real estate	(9)	(222)	(231)	(318)	(539)
Multi-family mortgage	—	—	(35)	(10)	(79)
Nonresidential real estate	—	(83)	(93)	(165)	(1,718)
Commercial loans and leases	—	(4,443)	(140)	—	—
Consumer	(62)	(31)	(19)	(10)	(25)
	(71)	(4,779)	(518)	(503)	(2,361)
Recoveries
One-to-four family residential real estate	37	75	206	145	321
Multi-family mortgage	94	31	34	70	162
Nonresidential real estate	—	—	—	17	200
Construction and land	—	—	2	—	35
Commercial loans and leases	4	10	234	596	316
Consumer	—	—	1	1	2
	135	116	477	829	1,036
Net (charge-offs) recoveries	64	(4,663)	(41)	326	(1,325)
Provision for (recovery of) loan losses	55	3,825	145	(87)	(239)
Balance at end of year	$7,751	$7,632	$8,470	$8,366	$8,127

Ratios
Net (charge-offs) recoveries to average loans outstanding	0.01%	(0.37)%	—%	0.03%	(0.11)%
Allowance for loan losses to nonperforming loans	634.81	901.06	558.34	349.31	246.12
Allowance for loan losses to total loans	0.77	0.65	0.64	0.63	0.62

We recorded a provision for loan losses of $55,000 in 2020, compared to $3.8 million in 2019.  The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment increased $91,000, or 1.2%, to $7.7 million at December 31, 2020 from $7.6 million at December 31, 2019. The reserve established for loans individually evaluated for impairment increased $28,000, to $28,000 at December 31, 2020, from none at December 31, 2019. Net recoveries were $64,000 for the year ended December 31, 2020 and we had net charge-offs of $4.7 million for the year ended December 31, 2019. In 2019, we recorded a $4.4 million loss on the sale of a Chicago commercial credit exposure that experienced an unexpected deterioration in the second quarter of 2019.

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

	At December 31,
	2020			2019			2018
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$518	$41,691	4.13%	$675	$55,750	4.75%	$699	$70,371	5.29%
Multi-family mortgage	4,062	452,241	44.78	3,676	563,750	47.99	3,991	619,870	46.56
Nonresidential real estate	1,569	108,658	10.76	1,176	134,674	11.46	1,476	152,442	11.45
Construction and land	12	499	0.05	—	—	—	4	172	0.01
Commercial loans and leases	1,536	405,057	40.10	2,065	418,343	35.61	2,272	486,800	36.57
Consumer	54	1,812	0.18	40	2,211	0.19	28	1,539	0.12
	$7,751	$1,009,958	100.00%	$7,632	$1,174,728	100.00%	$8,470	$1,331,194	100.00%

	At December 31,
	2017			2016
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$850	$97,814	7.40%	$1,168	$135,218	10.25%
Multi-family mortgage	3,849	588,383	44.52	3,647	542,887	41.15
Nonresidential real estate	1,605	169,971	12.86	1,794	182,152	13.81
Construction and land	32	1,358	0.10	32	1,302	0.09
Commercial loans and leases	2,012	462,628	35.00	1,447	455,602	34.53
Consumer	18	1,597	0.12	39	2,255	0.17
	$8,366	$1,321,751	100.00%	$8,127	$1,319,416	100.00%

Sources of Funds

Deposits. At December 31, 2020, our deposits totaled $1.394 billion. Interest-bearing deposits totaled $1.067 billion and noninterest-bearing demand deposits totaled $326.2 million. NOW, savings and money market accounts totaled $814.4 million. At December 31, 2020, we had $253.0 million of certificates of deposit outstanding, of which $188.0 million had maturities of one year or less. Although a significant portion of our certificates of deposit are shorter-term certificates of deposit, we believe, based on historical experience and our current pricing strategy, that we will retain a significant portion of the non-brokered accounts upon maturity.

The following table sets forth the distribution of total deposit accounts, by account type.

	Years Ended December 31,
	2020			2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand:
Retail	$134,065	9.96%	—%	$123,496	9.43%	—%	$132,053	10.20%	—%
Commercial	145,342	10.80	—	90,450	6.91	—	94,552	7.30	—
Total noninterest-bearing demand	279,407	20.76	—	213,946	16.34	—	226,605	17.50	—
Savings deposits	165,733	12.31	0.09	152,567	11.66	0.28	157,350	12.16	0.18
Money market accounts	268,222	19.93	0.35	245,730	18.77	0.91	278,366	21.50	0.71
Interest-bearing NOW accounts	296,612	22.04	0.20	269,856	20.61	0.43	279,422	21.59	0.31
Certificates of deposit	335,938	24.96	1.58	427,044	32.62	2.18	352,731	27.25	1.54
	$1,345,912	100.00%		$1,309,143	100.00%		$1,294,474	100.00%

The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2020:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$37,169	$26,969	$40,046	$36,741	$140,925
Certificates of deposit of $100,000 or more	36,548	20,354	26,954	28,219	112,075
Total certificates of deposit	$73,717	$47,323	$67,000	$64,960	$253,000

Borrowings. Our borrowings consist primarily of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings.

	At or For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Balance at end of year	$4,000	$61	$21,049
Average balance during year	2,612	4,216	45,870
Maximum outstanding at any month end	4,000	20,574	60,983
Weighted average interest rate at end of year	—%	0.25%	2.51%
Average interest rate during year	—	2.11	1.43

At December 31, 2020, we had the capacity to borrow an additional $315.6 million under our credit facilities with the FHLB. Furthermore, we had unpledged securities that could be used to support in excess of $7.5 million of additional FHLB borrowings.

At December 31, 2020, we had a line of credit with the FRB. At December 31, 2020, there were no outstanding federal funds borrowings and there was no outstanding balance on the line of credit.

On April 1,2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime rate minus 0.75%.  The line of credit will mature on April 1, 2021.  The line of credit had no outstanding balance at December 31, 2020.

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

The general objective of our interest rate risk management is to determine the appropriate level of risk given our business strategy and then manage that risk in a manner that is consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates. Our Asset/Liability Management Committee (“ALCO”), which consists of certain members of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment and capital and liquidity requirements, and modifies our lending, investing and deposit gathering strategies accordingly. The Board of Directors then reviews the ALCO’s activities and strategies, the effect of those strategies on our net interest margin, and the effect that changes in market interest rates would have on the economic value of our loan and securities portfolios as well as the intrinsic value of our deposits and borrowings.

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. In an effort to better manage interest rate risk, we have de-emphasized the origination of residential mortgage loans, and have increased our emphasis on the origination of nonresidential real estate loans, multi-family mortgage loans, commercial loans and leases. In addition, depending on market interest rates and our capital and liquidity position, we generally sell all or a portion of our longer-term, fixed-rate residential loans, usually on a servicing-retained basis. Further, we primarily invest in shorter-duration securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Finally, we have classified our entire investment portfolio as available-for-sale so as to provide flexibility in liquidity management.

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

Quantitative Analysis. The following table sets forth, as of December 31, 2020, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increse (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$19,057	10.76%	$11,840	29.27%
+300	17,718	10.00	9,118	22.54
+200	12,181	6.87	6,089	15.05
+100	4,641	2.62	2,940	7.27
0
-25	(5,883)	(3.32)	(366)	(0.90)

The table set forth above indicates that at December 31, 2020, in the event of an immediate 25 basis point decrease in interest rates, the Bank would be expected to experience a 3.32% decrease in NPV and a $366,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 6.87% increase in NPV and a $6.1 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment of multi-family mortgage loans, nonresidential real estate loans, commercial loans and leases and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2020 and 2019, our loans originated or purchased for investment totaled $651.9 million and $793.7 million, respectively. Purchases of securities totaled $44.1 million and $83.1 million for the years ended December 31, 2020 and 2019, respectively. These activities were funded primarily by principal repayments on loans and securities, and the sale of securities.

During the years ended December 31, 2020 and 2019, principal repayments on loans totaled $817.4 million and $942.7 million, respectively. During the years ended December 31, 2020 and 2019, principal repayments on securities totaled $2.7 million and $3.1 million, respectively. During the years ended December 31, 2020 and 2019, proceeds from maturities and sales of securities totaled $77.8 million and $111.6 million, respectively. There were no sales of loans during the year ended December 31, 2020.

Loan origination commitments totaled $31.1 million at December 31, 2020, and consisted of $23.1 million of fixed-rate loans and $8.0 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers totaled $200.2 million and $6.7 million, respectively, at December 31, 2020. At December 31, 2020, there were no commitments to sell mortgages.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other terms and conditions on deposit products offered by our banking competitors, and other factors, including goverment fiscal stimulus payments to households and businesses. We had net deposit increases of $108.8 million for the year ended December 31, 2020 and net deposit decreases of $67.7 million for the year ended December 31, 2019. Certificates of deposit that are scheduled to mature in one year or less at December 31, 2020 totaled $188.0 million.

We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and may utilize additional sources of funds through FHLB advances, of which $4.0 million was outstanding at December 31, 2020. At December 31, 2020 we had the ability to borrow an additional $315.6 million under our credit facilities with the FHLB. Furthermore, we have unpledged securities that could be used to support borrowings in excess of $7.5 million. Finally, at December 31, 2020, we had a line of credit available with the FRB. At December 31, 2020, there was no outstanding balance on this credit line.

Liquidity Management - Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $11.0 million of cash and cash equivalents and any cash dividends it may receive from the Bank.  On April 1, 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime rate minus 0.75%.  The line of credit will mature on April 1, 2021.  The line of credit had no outstanding balance at December 31, 2020.

During 2020, we paid $4.6 million to repurchase shares of our common stock and paid $6.0 million in cash dividends to stockholders, using the dividends received from the Bank.

As of December 31, 2020, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of December 31, 2020, we had no other material commitments for capital expenditures.

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

In addition, as a result of the legislation, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. Pursuant to Section 4012 of the CARES Act and related interim final rules, the Community Bank Leverage Ratio was 8% beginning in the second quarter and for the remainder of calendar year 2020, and will be 8.5% for calendar year 2021, and 9% thereafter. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualified community bank, we elected to be subject to this definition beginning the second quarter of 2020. As of December 31, 2020, the Bank's Community Bank Leverage Ratio was 10.10%.

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

The Company and the Bank have each adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5%. The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Plans, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“ CCB”). The minimum CCB is 2.5%.  As of December 31, 2020 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

Capital Management - Company. Total stockholders’ equity was $172.9 million at December 31, 2020, compared to $174.4 million at December 31, 2019. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 508,699 shares of our common stock at a total cost of $4.6 million, and our declaration and payment of cash dividends totaling $6.0 million, during the year ended December 31, 2020. These items were partially offset by net income of $9.2 million that we recorded for the year ended December 31, 2020.

Cash Dividends. Our Board of Directors declared four quarterly cash dividends totaling $6.0 million during 2020, consisting of a cash dividend of $0.10 per share for each quarter of 2020.

Stock Repurchase Program.  On October 29, 2020, the Board increased the total number of shares authorized for repurchase from 5,810,755 shares to 6,210,755 shares, an increase of 400,000 shares and extended the expiration date of the Company's share repurchase authorization from October 31, 2020 to April 30, 2021. As of December 31, 2020, the Company had repurchased 5,776,491 shares of its common stock out of the 6,210,755 shares of common stock authorized under the current share repurchase authorization. Pursuant to the current share repurchase authorization, as of December 31, 2020, there were 434,264 shares of common stock remaining authorized for repurchase through April 30, 2021.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans that we make. Although we consider commitments to extend credit in determining our allowance for loan losses, at December 31, 2020, we had made no provision for losses on commitments to extend credit, and had no specific or general allowance for losses on such commitments, as we have had no historical loss experience with commitments to extend credit and we believed that no probable and reasonably estimable losses were inherent in our portfolio as a result of our commitments to extend credit.  For additional information, see Note 13 of the "Notes to Consolidated Financial Statements" in Item 8 of this Annual Report on Form 10-K.

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

Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Our allowance for loan losses provides for probable incurred losses based upon evaluations of known and inherent risks in the loan portfolio. We review the level of the allowance on a quarterly basis and establish the provision for loan losses based upon historical loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors to assess the adequacy of the allowance for loan losses. Among the material estimates that we must make to establish the allowance are loss exposure at default; the amount and timing of future cash flows on affected loans; the value of collateral; and a determination of loss factors to be applied to the various elements of the loan portfolio. All of these estimates are susceptible to significant change. Although -we believe that we use the best information available to us to establish the allowance for loan losses, future adjustments to the allowance may be necessary if borrower financial, collateral valuation or economic conditions differ substantially from the information and assumptions used in making the evaluation. In addition, as an integral part of their supervisory and/or examination process, our regulatory agencies periodically review the methodology and sufficiency of the allowance for loan losses. These agencies may require us to recognize additions to the allowance based on their inclusion, exclusion or modification of risk factors or differences in judgments of information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Income Taxes.  We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation.  We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Under GAAP, a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is dependent upon judgments made following management’s periodic evaluation of all available positive and negative evidence, including prior pre-tax losses and the events or conditions that caused them, forecasts of future taxable income, and current and future economic and business conditions.

In assessing the realization of deferred tax assets at December 31, 2020, the Company concluded that it was more likely than not that the Company will not realize the full benefits of deductible differences at December 31, 2020, and therefore, recorded a $200,000 valuation allowance (6.0%) of the Company's $3.4 million in deferred State of Illinois tax assets due to declines in interest income and deposit fee income attributable to the Company’s operations in Illinois that occurred during 2020.  We determined a valuation allowance was not required for any deferred tax assets at December 31, 2019.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2020, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this assessment, management concludes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

/s/ F. Morgan Gasior	/s/ Paul A. Cloutier
F. Morgan Gasior	Paul A. Cloutier
Chairman of the Board, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors BankFinancial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BankFinancial Corporation and Subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – General Component Qualitative Factors

As described in Notes 1 and 4 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgment, will be adequate to absorb losses in the loan portfolio. The Company’s allowance for loan losses balance was $7.8 million at December 31, 2020 and consists of a specific and general component totaling $28 thousand and $7.7 million, respectively. Management estimates the allowance based on loan losses believed to be inherent in the Company’s loan portfolio at the balance sheet date. The specific component is established for any impaired residential non-owner occupied mortgage, multi-family mortgage, nonresidential real estate, construction and land, commercial, and commercial lease loans for which the recorded investment in the loan exceeds the measured value of the loan. Management develops the general component based on historical loan loss experience adjusted for qualitative factors not reflected in the historical loss experience. Historical loss ratios are measured on a weighted, rolling twelve-quarter basis. The qualitative factors used by the Company include factors specific to the loan class, such as the change in credit quality during the period, the inherent risk factor, and the concentration of risk factor, as well as national and local economic risk factors. The adjustments for qualitative factors require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the qualitative factor component of the allowance for loan losses included the following, among others:

●

We obtained an understanding of the relevant controls related to the allowance for loan losses and tested such controls for design and operating effectiveness, including controls related to management’s establishment, review and approval of the qualitative factors, and the  completeness and accuracy of data used in determining qualitative factors.

●	We evaluated the appropriateness of management’s methodology for estimating the allowance for loan losses.
●	We tested the completeness and accuracy of data used by management in determining qualitative factor adjustments by agreeing them to internal and external source data.
●	We tested management’s conclusions regarding the appropriateness of the qualitative factor adjustments and agreed the impact to the allowance for loan losses calculation.

/s/ RSM LLP

We have served as the Company's auditor since 2019

Chicago, Illinois

February 25, 2021

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Cash and due from other financial institutions	$14,115	$9,785
Interest-bearing deposits in other financial institutions	489,381	180,540
Cash and cash equivalents	503,496	190,325
Securities, at fair value	23,829	60,193
Loans receivable, net of allowance for loan losses: December 31, 2020, $7,751 and December 31, 2019, $7,632	1,002,578	1,168,008
Other real estate owned, net	157	186
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises and equipment, net	24,675	24,346
Accrued interest receivable	3,941	4,563
Bank-owned life insurance	19,015	18,945
Deferred taxes	2,741	3,873
Other assets	8,920	10,086
Total assets	$1,596,842	$1,488,015

Liabilities
Deposits
Noninterest-bearing	$326,188	$210,762
Interest-bearing	1,067,356	1,073,995
Total deposits	1,393,544	1,284,757
Borrowings	4,000	61
Advance payments by borrowers for taxes and insurance	8,670	10,222
Accrued interest payable and other liabilities	17,698	18,603
Total liabilities	1,423,912	1,313,643
Commitments and contingent liabilities
Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 14,769,765 shares issued at December 31, 2020 and 15,278,464 shares issued at December 31, 2019	148	153
Additional paid-in capital	107,815	112,420
Retained earnings	64,754	61,573
Accumulated other comprehensive income	213	226
Total stockholders’ equity	172,930	174,372
Total liabilities and stockholders’ equity	$1,596,842	$1,488,015

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the years ended December 31,
	2020	2019
Interest and dividend income
Loans, including fees	$50,467	$60,568
Securities	854	2,082
Other	1,554	2,758
Total interest income	52,875	65,408
Interest expense
Deposits	6,988	13,128
Borrowings	—	89
Total interest expense	6,988	13,217
Net interest income	45,887	52,191
Provision for loan losses	55	3,825
Net interest income after provision for loan losses	45,832	48,366

Noninterest income
Deposit service charges and fees	3,196	3,844
Loan servicing fees	552	451
Mortgage brokerage and banking fees	98	149
Gain on sale of equity securities	—	295
Loss on disposal of other assets	(5)	(44)
Trust and insurance commissions and annuities income	961	844
Earnings on bank-owned life insurance	70	136
Other	494	497
Total noninterest income	5,366	6,172

Noninterest expense
Compensation and benefits	21,323	21,266
Office occupancy and equipment	7,361	7,075
Advertising and public relations	564	657
Information technology	3,194	3,272
Professional fees	1,356	1,307
Supplies, telephone, and postage	1,232	1,328
Amortization of intangibles	34	61
Nonperforming asset management	146	105
Operations of other real estate owned	17	52
FDIC insurance premiums	348	127
Other	2,863	3,391
Total noninterest expense	38,438	38,641
Income before income taxes	12,760	15,897
Income tax expense	3,597	4,225
Net income	$9,163	$11,672
Basic and diluted earnings per common share	$0.61	$0.75
Basic and diluted weighted average common shares outstanding	14,951,656	15,594,883

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the years ended December 31,
	2020	2019
Net income	$9,163	$11,672
Unrealized holding loss on securities arising during the period	(18)	(62)
Tax effect	5	17
Comprehensive loss, net of tax	(13)	(45)
Comprehensive income	$9,150	$11,627

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except shares and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2019	$165	$130,547	$56,167	$271	$187,150
Net income	—	—	11,672	—	11,672
Other comprehensive loss, net of tax effect	—	—	—	(45)	(45)
Repurchase and retirement of common stock (1,203,050 shares)	(12)	(18,127)	—	—	(18,139)
Cash dividends declared on common stock ($0.40 per share)	—	—	(6,266)	—	(6,266)
Balance at December 31, 2019	$153	$112,420	$61,573	$226	$174,372
Net income	—	—	9,163	—	9,163
Other comprehensive loss, net of tax effect	—	—	—	(13)	(13)
Repurchase and retirement of common stock (508,699 shares)	(5)	(4,605)	—	—	(4,610)
Cash dividends declared on common stock ($0.40 per share)	—	—	(5,982)	—	(5,982)
Balance at December 31, 2020	$148	$107,815	$64,754	$213	$172,930

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2020	2019
Cash flows from operating activities
Net income	$9,163	$11,672
Adjustments to reconcile to net income to net cash from operating activities
Provision for loan losses	55	3,825
Depreciation	1,673	1,613
Amortization of premiums and discounts on securities	6	8
Amortization of intangibles	34	61
Amortization of servicing assets	78	85
Net change in net deferred loan origination costs	541	157
Gain on sale of other real estate owned	(22)	(111)
Gain on sale of equity securities	—	(295)
Loss on disposal of other assets	5	44
Other real estate owned valuation adjustments	—	38
Earnings on bank-owned life insurance	(70)	(136)
Net change in:
Deferred income tax	1,137	2,362
Accrued interest receivable	622	389
Other assets	1,300	3,864
Accrued interest payable and other liabilities	(1,005)	(2,202)
Net cash from operating activities	13,517	21,374
Cash flows from investing activities
Securities
Proceeds from maturities	77,762	107,921
Proceeds from principal repayments	2,691	3,076
Proceeds from sale of equity securities	—	3,722
Purchases of securities	(44,113)	(83,081)
Net decrease in loans receivable	164,666	151,501
Redemption of FHLB and FRB stock	—	540
Purchase of FHLB and FRB stock	—	(4)
Proceeds from sale of other real estate owned	120	1,299
Other real estate owned capitalized expenditures	(47)	—
Purchase of premises and equipment, net	(2,007)	(798)
Net cash from investing activities	199,072	184,176
Cash flows from financing activities
Net change in:
Deposits	108,787	(67,727)
Borrowings	3,939	(20,988)
Advance payments by borrowers for taxes and insurance	(1,552)	(309)
Repurchase and retirement of common stock	(4,610)	(18,139)
Cash dividends paid on common stock	(5,982)	(6,266)
Net cash from (used in) financing activities	100,582	(113,429)
Net change in cash and cash equivalents	313,171	92,121
Beginning cash and cash equivalents	190,325	98,204
Ending cash and cash equivalents	$503,496	$190,325

Supplemental disclosures of cash flow information:
Interest paid	$7,035	$13,446
Income taxes paid	191	349
Income taxes refunded	14	18
Loans transferred to other real estate owned	33	186
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	111	6,694

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

COVID-19: On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic.  The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 has adversely impacted, and could further adversely impact, a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact net interest income and noninterest income. Other financial impacts could occur though such potential impact is unknown at this time.

Subsequent events: The Company has evaluated subsequent events for potential recognition and/or disclosures through the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued.

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

Premiums and discounts associated with loans purchased are amortized over the contractual term of the loan using the level–yield method. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income is reported on the interest method. Interest income is generally discontinued at the earlier of when a loan is 90 days past due or when we do not expect to receive full payment of interest or principal. Past due status is based on the contractual terms of the loan.

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

First mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $48.4 million and $63.4 million at December 31, 2020 and 2019, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing activities were $1.9 million and $2.2 million at December 31, 2020 and 2019, respectively. Capitalized mortgage servicing rights are included in other assets in the accompanying consolidated statements of financial condition. Servicing rights were $257,000 and $335,000 at December 31, 2020 and 2019, respectively, with no valuation allowance at December 31, 2020 and 2019.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Lease Accounting: The Company adopted FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), including the adoption of the practical expedients, effective January 1, 2019. Leases (Topic 842) establishes a right of use model that requires a lessee to record a right of use (“ROU”) asset and a lease liability for all leases with terms longer than 12 months. The Company enters into operating leases in the normal course of business primarily for several of its branch and corporate locations. At adoption, January 1, 2019, the Company recorded assets and liabilities of $6.7 million as a result of recording additional lease contracts where the Company is lessee. The Company did not restate comparative periods.

Currently the Company is obligated under four non-cancellable operating lease agreements for three branch properties and its corporate office. The leases have varying terms, the longest of which will end in 2032. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised; therefore, they were not considered in the calculation of the ROU asset and lease liability. The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) in the Company's Statement of Financial Condition.  The ROU assets are included in other assets and the lease obligations are included in other liabilities in the accompanying consolidated statements of financial condition.

Other Intangible Assets: Intangible assets acquired in a purchase business combination with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets (“CDI”), are recognized at the time of acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, variables such as deposit servicing costs, attrition rates, and market discount rates are considered. CDI assets are amortized to expense over their useful lives. CDI were $7,000 and $41,000 at December 31, 2020 and 2019, respectively, and are included in other assets in the accompanying consolidated statements of financial condition.

Bank-Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. The Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Long-Term Assets: Premises and equipment, right of use assets, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

This analysis is updated quarterly and adjusted as necessary. At December 31, 2020, the Company had a net deferred tax asset of $2.7 million, net of a $200,000 valuation allowance against the Illinois net operating loss deduction carryforward.  The net deferred tax asset was $3.9 million at December 31, 2019.

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

Earnings per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is net income divided by the weighted average number of common shares outstanding during the period plus the dilutive effect of potential common shares.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements as of December 31, 2020.

Restrictions on Cash: The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  As of December 31, 2020 and 2019, the Bank has met the requirements.

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

NOTE 2 – EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of the effect of potential common shares. Stock options and restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock. There were no potential dilutive common shares for the years ended December 31, 2020 and 2019.

	For the years ended December 31,
	2020	2019
Net income available to common stockholders	$9,163	$11,672
Basic and diluted weighted average common shares outstanding	14,951,656	15,594,883
Basic and diluted earnings per common share	$0.61	$0.75

NOTE 3 – SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Certificates of deposit	$15,117	$—	$—	$15,117
Municipal securities	402	7	—	409
Mortgage-backed securities - residential	5,826	282	—	6,108
Collateralized mortgage obligations - residential	2,193	3	(1)	2,195
	$23,538	$292	$(1)	$23,829
December 31, 2019
Certificates of deposit	$48,666	$—	$—	$48,666
Municipal securities	505	8	—	513
Mortgage-backed securities - residential	7,727	310	—	8,037
Collateralized mortgage obligations - residential	2,986	4	(13)	2,977
	$59,884	$322	$(13)	$60,193

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES (continued)

The amortized cost and fair values of securities available-for-sale at December 31, 2020 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020
	Amortized Cost	Fair Value
Due in one year or less	$15,271	$15,278
Due after one year through five years	248	248
	15,519	15,526
Mortgage-backed securities - residential	5,826	6,108
Collateralized mortgage obligations - residential	2,193	2,195
	$23,538	$23,829

Investment securities available-for-sale with carrying amounts of $1.2 million and $2.0 million at December 31, 2020 and 2019, respectively, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.

Sales of equity securities were as follows:

	For the years ended December 31,
	2020	2019
Proceeds	$—	$3,722
Gross gains	—	295
Gross losses	—	—

Securities available-for-sale with unrealized losses at December 31, 2020 and 2019 not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
December 31, 2020
Collateralized mortgage obligations - residential	—	$—	$—	3	$1,588	$(1)	3	$1,588	$(1)

December 31, 2019
Collateralized mortgage obligations - residential	3	$1,566	$(10)	1	$937	$(3)	4	$2,503	$(13)

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

Certain collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at December 31, 2020, but the unrealized loss was not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell the securities before their anticipated recovery occurs.

The Bank sold 25,702 shares of Visa Class B common stock in the first quarter of 2019 and recorded a gain of $295,000.  The Company had no marketable securities as of December 31, 2020.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE

Loans receivable are as follows:

	December 31,
	2020	2019
One-to-four family residential real estate	$41,691	$55,750
Multi-family mortgage	452,241	563,750
Nonresidential real estate	108,658	134,674
Construction and land	499	—
Commercial loans and leases	405,057	418,343
Consumer	1,812	2,211
	1,009,958	1,174,728
Net deferred loan origination costs	371	912
Allowance for loan losses	(7,751)	(7,632)
Loans, net	$1,002,578	$1,168,008

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

The majority of the loans the Company originates are commercial-related loans, such as multi-family, nonresidential real estate, commercial loans and leases, and construction and land loans. In addition, we originated one-to-four family residential mortgage loans and consumer loans until December 31, 2017. We also occasionally purchase and sell loan participations. The following briefly describes our principal loan products.

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

Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. In general, loan amounts range between $500,000 and $5.0 million at December 31, 2020. Approximately 51.4% of the collateral is located outside of our primary market area; however, we do not have a concentration in any single market in excess of 25% of our loan portfolio outside of our primary market area. In underwriting multi-family mortgage loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), the age and condition of the collateral, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar properties and, proximity to diverse employment opportunities. Multi-family mortgage loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. Personal guarantees are usually obtained on multi-family mortgage loans if the borrower/property owner is a legal entity.

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

Generally, the Company’s commercial leases are secured primarily by technology equipment, medical equipment, material handling equipment and other capital equipment. Lessees tend to be publicly-traded companies with investment-grade rated debt or companies that have not issued public debt and therefore do not have a public debt rating. Typically, commercial leases to these lessees have a maximum maturity of five years and a maximum outstanding credit exposure of $10.0 million to any single entity. In addition, the Company will originate commercial finance leases to lessees with below investment-grade public debt ratings and have a maximum outstanding credit exposure of $10.0 million to any single entity.  Lease loans are almost always fully amortizing, with fixed interest rates.

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

Until December 31, 2017, the Company offered conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $2.5 million. One-to-four family residential mortgage loans were generally underwritten according to Fannie Mae guidelines, and loans that conformed to such guidelines are referred to as “conforming loans.” Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%.

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

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2020
One-to-four family residential real estate	$—	$518	$518	$1,718	$39,973	$41,691
Multi-family mortgage	—	4,062	4,062	520	451,721	452,241
Nonresidential real estate	28	1,541	1,569	296	108,362	108,658
Construction and land	—	12	12	—	499	499
Commercial loans and leases	—	1,536	1,536	—	405,057	405,057
Consumer	—	54	54	—	1,812	1,812
	$28	$7,723	$7,751	$2,534	$1,007,424	1,009,958
Net deferred loan origination costs						371
Allowance for loan losses						(7,751)
Loans, net						$1,002,578

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2019
One-to-four family residential real estate	$—	$675	$675	$1,835	$53,915	$55,750
Multi-family mortgage	—	3,676	3,676	620	563,130	563,750
Nonresidential real estate	—	1,176	1,176	288	134,386	134,674
Commercial loans and leases	—	2,065	2,065	—	418,343	418,343
Consumer	—	40	40	—	2,211	2,211
	$—	$7,632	$7,632	$2,743	$1,171,985	1,174,728
Net deferred loan origination costs						912
Allowance for loan losses						(7,632)
Loans, net						$1,168,008

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Beginning balance	Provision for (recovery of) loan losses	Loans charged off	Recoveries	Ending balance
December 31, 2020
One-to-four family residential real estate	$675	$(185)	$(9)	$37	$518
Multi-family mortgage	3,676	292	—	94	4,062
Nonresidential real estate	1,176	393	—	—	1,569
Construction and land	—	12	—	—	12
Commercial loans and leases	2,065	(533)	—	4	1,536
Consumer	40	76	(62)	—	54
	$7,632	$55	$(71)	$135	$7,751

December 31, 2019
One-to-four family residential real estate	$699	$123	$(222)	$75	$675
Multi-family mortgage	3,991	(346)	—	31	3,676
Nonresidential real estate	1,476	(217)	(83)	—	1,176
Construction and land	4	(4)	—	—	—
Commercial loans and leases	2,272	4,226	(4,443)	10	2,065
Consumer	28	43	(31)	—	40
	$8,470	$3,825	$(4,779)	$116	$7,632

Impaired loans

The following tables present loans individually evaluated for impairment by class of loans:

	Loan Balance	Recorded Investment	Partial Charge- off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2020
With no related allowance recorded
One-to-four family residential real estate	$2,069	$1,718	$363	$—	$1,782	$42
Multi-family mortgage - Illinois	520	520	—	—	594	31
	2,589	2,238	363	—	2,376	73

With an allowance recorded - nonresidential real estate	280	296	—	28	289	—
	$2,869	$2,534	$363	$28	$2,665	$73

December 31, 2019
With no related allowance recorded
One-to-four family residential real estate	$2,168	$1,835	$339	$—	$2,208	$51
Multi-family mortgage - Illinois	620	620	—	—	637	37
Nonresidential real estate	280	288	—	—	589	2
	$3,068	$2,743	$339	$—	$3,434	$90

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Nonaccrual loans

The following tables present the recorded investment in nonaccrual and loans 90 days or more past due still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, still accruing
December 31, 2020
One-to-four family residential real estate	$946	$925	$—
Nonresidential real estate	280	296	—
	$1,226	$1,221	$—
December 31, 2019
One-to-four family residential real estate	$598	$512	$—
Nonresidential real estate	280	288	—
Commercial loans and leases	47	—	47
	$925	$800	$47

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company’s reserve for uncollected loan interest was $133,000 and $81,000 at December 31, 2020 and 2019, respectively. When a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

Past Due Loans

The following tables present the aging of the recorded investment of loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2020
One-to-four family residential real estate loans:
Owner occupied	$252	$211	$834	$1,297	$32,078	$33,375
Non-owner occupied	3	132	91	226	8,090	8,316
Multi-family mortgage:
Illinois	86	—	—	86	221,943	222,029
Other	—	—	—	—	230,212	230,212
Nonresidential real estate	—	—	296	296	108,362	108,658
Construction and land	—	—	—	—	499	499
Commercial loans and leases:
Commercial	4,886	—	—	4,886	72,809	77,695
Asset-based	—	—	—	—	1,740	1,740
Equipment finance:
Government	2,468	—	—	2,468	100,272	102,740
Investment-rated	618	225	—	843	86,417	87,260
Other	853	2,487	—	3,340	132,282	135,622
Consumer	6	5	—	11	1,801	1,812
	$9,172	$3,060	$1,221	$13,453	$996,505	$1,009,958

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

U.S. Small Business Administration Paycheck Protection Program

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was passed by Congress and signed into law on March 27, 2020. The CARES Act established the Paycheck Protection Program ("PPP"), designed to provide a direct incentive for small businesses to keep their workers on the payroll. Under the most recently published guidance, the U.S. Small Business Administration ("SBA") will forgive PPP loans if all employee retention criteria are met, and the funds are used for eligible expenses. For the year ended December 31, 2020, we allocated approximately $11 million to the PPP based on the expected 100% guaranty of the SBA.

The following table presents the PPP activity:

	Number of loans	Originated	Balance
For the Year Ended December 31, 2020
Paycheck protection program loan originations	315	$11,160

December 31, 2020
Paycheck protection program loans	290		$10,180

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following table summarizes the remaining loan forbearance modifications at December 31, 2020:

		Principal	Remaining Amounts
	Number of loans	Balance	Deferred

Small Investment Property COVID-19 Qualified Limited Forbearance Agreement
Multi-family mortgage	8	$3,092	$17
Nonresidential real estate	10	3,363	22
Apartment and Commercial Real Estate COVID-19 Qualified Limited Forbearance Agreement
Nonresidential real estate	2	2,480	6
One-to-four family residential real estate	10	1,402	8

	30	$10,337	$53

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

The Company had no TDRs at December 31, 2020 and 2019.  During the years ending December 31, 2020 and 2019, there were no loans modified and classified as TDRs. During the years ending December 31, 2020 and 2019, there were no TDR loans that subsequently defaulted within twelve months of their modification.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
December 31, 2020
One-to-four family residential real estate loans:
Owner occupied	$32,089	$-	$452	$834	$33,375
Non-owner occupied	8,164	27	34	91	8,316
Multi-family mortgage:
Illinois	222,029	—	—	—	222,029
Other	230,212	—	—	—	230,212
Nonresidential real estate	106,280	1,998	84	296	108,658
Construction and land	499	—	—	—	499
Commercial loans and leases:
Commercial	72,809	—	4,886	—	77,695
Asset-based	1,740	—	—	—	1,740
Equipment finance:
Government	102,740	—	—	—	102,740
Investment-rated	87,260	—	—	—	87,260
Other	134,617	—	1,005	—	135,622
Consumer	1,802	5	5	—	1,812
	$1,000,241	$2,030	$6,466	$1,221	$1,009,958

	Pass	Special Mention	Substandard	Nonaccrual	Total
December 31, 2019
One-to-four family residential real estate loans:
Owner occupied	$43,908	$36	$533	$512	$44,989
Non-owner occupied	10,696	30	35	—	10,761
Multi-family mortgage:
Illinois	247,757	—	206	—	247,963
Other	315,787	—	—	—	315,787
Nonresidential real estate	134,134	162	90	288	134,674
Commercial loans and leases:
Commercial	125,630	8,346	—	—	133,976
Asset-based	11,738	—	—	—	11,738
Equipment finance:
Government	33,555	—	—	—	33,555
Investment-rated	101,381	507	—	—	101,888
Other	136,289	761	136	—	137,186
Consumer	2,153	5	53	—	2,211
	$1,163,028	$9,847	$1,053	$800	$1,174,728

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5 - OTHER REAL ESTATE OWNED (continued)

The following represents the roll forward of OREO and the composition of OREO properties.

	At and For the Years Ended December 31,
	2020	2019
Beginning balance	$186	$1,226
New foreclosed properties	33	186
Capitalized improvements	47	—
Valuation adjustments	—	(38)
Sales	(109)	(1,188)
Ending balance	$157	$186

	December 31, 2020			December 31, 2019
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
One–to–four family residential	$157	$—	$157	$186	$—	$186

Activity in the valuation allowance is as follows:

	At and For the Years Ended December 31,
	2020	2019
Beginning of year	$—	$23
Additions charged to expense	—	38
Reductions from sales of other real estate owned	—	(61)
End of year	$—	$—

At December 31, 2020 and 2019, the balance of OREO includes no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At December 31, 2020 and 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $187,000 and $237,000, respectively.

NOTE 6 – PREMISES AND EQUIPMENT

Year-end premises and equipment are as follows:

	December 31,
	2020	2019
Land and land improvements	$11,989	$11,918
Buildings and improvements	31,145	30,585
Furniture and equipment	10,111	9,454
Computer equipment	4,798	4,326
	58,043	56,283
Accumulated depreciation	(33,368)	(31,937)
	$24,675	$24,346

Depreciation of premises and equipment was $1.7 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - LEASES

The following table represents the classification of the Company's right of use and lease liabilities:

	Statement of Financial Condition Location	December 31, 2020	December 31, 2019
Operating Lease Right of Use Asset:
Gross carrying amount		$6,694	$—
New lease obligation		111	6,694
Accumulated amortization		(1,730)	(848)
Net recorded value	Other assets	$5,075	$5,846

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$5,075	$5,846

Amortization expense was $882,000 and $848,000 for the years ended  December 31, 2020 and 2019, respectively.  At December 31, 2020, the weighted-average remaining lease term for the operating leases was 8.2 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.13%. The Company utilized the FHLB fixed rate advance rate for the term most closely aligning with the remaining lease term at inception.

	For the year ended December 31, 2020	For the year ended December 31, 2019
Lease cost:
Operating lease cost	$882	$848
Short-term lease cost	152	112
Sublease income	(74)	(51)
Total lease cost	$960	$909

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$948	$901

Future minimum payments under non-cancellable operating leases with terms longer than 12 months, are as follows at December 31, 2020. Future minimum payments on shorter term leases are excluded as the amounts are insignificant.

Twelve months ended December 31,
2021	$962
2022	1,002
2023	956
2024	501
2025	507
Thereafter	2,217
Total future minimum operating lease payments	6,145
Amounts representing interest	(1,070)
Present value of net future minimum operating lease payments	$5,075

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 8 - DEPOSITS

Composition of deposits is as follows:

	December 31,
	2020	2019
Noninterest-bearing demand deposits	$326,188	$210,762
Interest-bearing NOW accounts	336,994	273,168
Money market accounts	297,801	245,610
Savings deposits	179,561	153,183
Certificates of deposit	253,000	402,034
	$1,393,544	$1,284,757

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $30.7 million and $89.3 million at December 31, 2020 and 2019, respectively. Certificates of deposits include wholesale certificates totaling $9.9 million and $65.1 million at December 31, 2020 and 2019, respectively. Of those certificates, $18.9 million are brokered at December 31, 2019 and none at December 31, 2020.

Scheduled maturities of certificates of deposit for the next five years as of December 31, 2020 are as follows:

2021	$188,040
2022	54,384
2023	8,160
2024	2,238
2025	178
$253,000

NOTE 9 — BORROWINGS

At year-end, advances from the FHLB were as follows:

	December 31,
	2020		2019
	Contractual Rate	Amount	Contractual Rate	Amount
Fixed-rate advance from FHLB, due within 1 year	—%	$4,000	—%	$—

The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLB. All of the Bank’s FHLB common stock is pledged as additional collateral for these advances. At December 31, 2020, $25.4 million and $328.1 million of first mortgage and multi-family mortgage loans, respectively, collateralized potential advances. At December 31, 2020, we had the ability to borrow an additional $315.6 million under our credit facilities with the FHLB. The Company also had available pre-approved overnight federal funds borrowing. At December 31, 2020 and 2019, there was no outstanding balance on these lines.

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

There were no repurchase agreements and repurchase-to-maturity transactions at  December 31, 2020.

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

On April 1, 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of Prime rate minus 0.75%. The line of credit will mature on April 1, 2021. The line of credit had no outstanding balance at December 31, 2020.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES

The income tax expense is as follows:

	For the years ended December 31,
	2020	2019
Current expense	$2,460	$1,863
Deferred expense	1,137	2,362
Total income tax expense	$3,597	$4,225

A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 21% for 2020 and 2019, to the income tax expense in the consolidated statements of operations follows:

	For the years ended December 31,
	2020	2019
Expense computed at the statutory federal tax rate	$2,680	$3,339
State and local taxes, net of federal income tax effect	720	892
Other, net	(3)	(6)
Valuation allowance for deferred tax assets	200	—
	$3,597	$4,225
Effective income tax rate	28.18%	26.57%

Retained earnings at December 31, 2020 and 2019 include $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.

The net deferred tax asset is as follows:

	December 31,
	2020	2019
Gross deferred tax assets
Allowance for loan losses	$2,075	$2,043
Alternative minimum tax and net operating loss carryforwards	3,999	4,452
Lease liability	1,358	1,565
Tax deductible goodwill and core deposit intangible	63	314
Other	505	741
	8,000	9,115
Gross deferred tax liabilities
Net deferred loan origination costs	(873)	(1,013)
Purchase accounting adjustments	(1,570)	(1,623)
Right of use asset	(1,358)	(1,565)
Other	(1,180)	(958)
Unrealized gain on securities	(78)	(83)
	(5,059)	(5,242)
Valuation allowance	(200)	—
	$2,741	$3,873

As of December 31, 2020 and 2019, the Company’s net deferred tax asset (“DTA”) was $2.7 million and $3.9 million, respectively.

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

The Company’s ability to realize the DTA is dependent upon the generation of future taxable income during the periods in which the tax attributes underlying the DTA become deductible. The amount of the DTA that will ultimately be realized will be impacted by the Company’s future taxable income, any changes to the many variables that could impact future taxable income and the then applicable corporate tax rate. As of December 31, 2020 and 2019, valuation allowances of $200,000 and zero were attributed to the Illinois net loss deduction carryforwards.

At December 31, 2020, the Company had a federal net operating loss carryforward of $7.2 million relating to its acquisition of Downers Grove National Bank, which is subject to utilization limitations under Section 382 of the Internal Revenue Code, and will begin to expire in 2030, and $225,000 of alternative minimum tax credit carryforward that does not expire and is subject to utilization limitations under Section 382 of the Internal Revenue Code. At December 31, 2020, the Company had a state net operating loss carryforward for the State of Illinois of $44.7 million, which will begin to expire in 2023 and fully expires in 2025.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES (continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2020	2019
Beginning of year	$244	$198
Additions based on tax positions related to the current year	61	62
Additions for tax positions of prior years	2	—
Reductions due to the statute of limitations and reductions for tax positions of prior years	(30)	(16)
End of year	$277	$244

The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2020 and 2019, the Company has immaterial amounts accrued for potential interest and penalties.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the various states where the Company does business. The Company is no longer subject to examination by the federal taxing authorities for years before 2017 and the Illinois taxing authorities for years before 2017.

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

In addition, as a result of the legislation, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. Beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria  may elect to use the Community Bank Leverage Ratio framework; and qualified community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement is re-established at greater than 9%. Pursuant to Section 4012 of the CARES Act and related interim final rules, the Community Bank Leverage Ratio will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualified community bank, we elected to be subject to this definition beginning the second quarter of 2020.

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

As of December 31, 2020, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The Bank's Community Bank Leverage Ratio was:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
December 31, 2020
Community Bank Leverage Ratio	$160,236	10.10%	$126,964	8.00%

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

NOTE 12 – EMPLOYEE BENEFIT PLAN

Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company provides a match of $0.50 on each $1.00 of contribution up to 6% of eligible compensation beginning April 1, 2007. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $331,000 and $323,000 were made for the years ended December 31, 2020 and 2019, respectively.

NOTE 13 – LOAN COMMITMENTS AND OTHER OFF-BALANCE-SHEET ACTIVITIES

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

	December 31,
	2020	2019
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$31,131	$19,737
Standby letters of credit	6,668	6,119
Unused lines of credit	200,240	149,771

Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loans commitment totaled $23.1 million with interest rates ranging from 2.65% to 9.83% and maturities ranging from 1 to 30 years.

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

NOTE 14 – FAIR VALUE

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

NOTE 14 – FAIR VALUE (continued)

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2020
Securities:
Certificates of deposit	$—	$15,117	$—	$15,117
Municipal securities	—	409	—	409
Mortgage-backed securities – residential	—	6,108	—	6,108
Collateralized mortgage obligations – residential	—	2,195	—	2,195
	$—	$23,829	$—	$23,829

December 31, 2019
Securities:
Certificates of deposit	$—	$48,666	$—	$48,666
Municipal securities	—	513	—	513
Mortgage-backed securities - residential	—	8,037	—	8,037
Collateralized mortgage obligations – residential	—	2,977	—	2,977
	$—	$60,193	$—	$60,193

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2020
Impaired loans - nonresidential real estate	$—	$—	$268	$268

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, had a carrying amount of $296,000 with a valuation allowance of $28,000 at December 31, 2020. At December 31, 2019 there were no impaired loans that were measured for impairment using the fair value of the collateral for collateral-dependent loans and which had specific valuation allowances. There is an increase in the provision for loan losses of $28,000 for the year ended December 31, 2020, compared to no specific provision for loan losses for the year ended  December 31, 2019.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 14 – FAIR VALUE (continued)

At December 31, 2020 and 2019 there were no OREO properties with valuation allowances.

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31,  2020:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2020
Impaired loans - nonresidential real estate	$268	Sales comparison	Discount applied to valuation	22.0%

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at December 31, 2020 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$503,496	$14,115	$489,381	$—	$503,496
Securities	23,829	—	23,829	—	23,829
Loans receivable, net of allowance for loan losses	1,002,578	—	—	1,004,854	1,004,854
FHLB and FRB stock	7,490	—	—	—	N/A
Accrued interest receivable	3,941	—	52	3,889	3,941
Financial liabilities
Certificates of deposit	253,000	—	253,906	—	253,906
Borrowings	4,000	—	3,998	—	3,998

		Fair Value Measurements at December 31, 2019 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$190,325	$9,785	$180,540	$—	$190,325
Securities available-for-sale	60,193	—	60,193	—	60,193
Loans receivable, net of allowance for loan losses	1,168,008	—	—	1,177,459	1,177,459
FHLB and FRB stock	7,490	—	—	—	N/A
Accrued interest receivable	4,563	—	252	4,311	4,563
Financial liabilities
Certificates of deposit	402,034	—	402,914	—	402,914
Borrowings	61	—	61	—	61

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

NOTE 15 — REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company's sources of noninterest income. Items outside of the scope of the ASC 606 are noted as such.

	For the years ended December 31,
	2020	2019
Deposit service charges and fees	$3,196	$3,844
Loan servicing fees (1)	552	451
Mortgage brokerage and banking fees (1)	98	149
Gain on sale of equity securities (1)	—	295
Loss on disposal of other assets	(5)	(44)
Trust and insurance commissions and annuities income	961	844
Earnings on bank-owned life insurance (1)	70	136
Other (1)	494	497
Total noninterest income	$5,366	$6,172

(1)	Not within the scope of ASC 606

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 15 — REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees. Interchange income for the years ended December 31, 2020 and 2019 was $1.4 million and $1.5 million, respectively.

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

Gains/losses on sales of OREO and other assets: The Company records a gain or loss from the sale of OREO and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. OREO sales for the years ended December 31, 2020 and 2019 were not financed by the Company.

NOTE 16 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of BankFinancial Corporation as of December 31, 2020 and 2019 and for the two years then ended are as follows:

Condensed Statements of Financial Condition

	December 31,
	2020	2019
Assets
Cash in subsidiary	$10,996	$6,864
Investment in subsidiary	161,678	164,847
Deferred tax asset	393	558
Other assets	658	2,115
	$173,725	$174,384
Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$795	$12
Total stockholders’ equity	172,930	174,372
	$173,725	$174,384

Condensed Statements of Operations

	For the years ended December 31,
	2020	2019
Dividends from subsidiary	$13,713	$21,200
Other expense	1,625	1,600
Income before income tax and undistributed subsidiary excess distributions	12,088	19,600
Income tax benefit	(231)	(433)
Income before equity in undistributed subsidiary excess distributions	12,319	20,033
Equity in undistributed subsidiary excess distributions	(3,156)	(8,361)
Net income	$9,163	$11,672

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 16 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows

	For the years ended December 31,
	2020	2019
Cash flows from operating activities
Net income	$9,163	$11,672
Adjustments:
Equity in undistributed subsidiary excess distributions	3,156	8,361
Change in other assets	1,622	2,643
Change in accrued expenses and other liabilities	783	(2,634)
Net cash from operating activities	14,724	20,042
Cash flows from financing activities
Repurchase and retirement of common stock	(4,610)	(18,139)
Cash dividends paid on common stock	(5,982)	(6,266)
Net cash used in financing activities	(10,592)	(24,405)
Net change in cash in subsidiary	4,132	(4,363)
Beginning cash in subsidiary	6,864	11,227
Ending cash in subsidiary	$10,996	$6,864

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For the year ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$14,653	$13,194	$12,485	$12,543
Interest expense	2,684	1,869	1,488	947
Net interest income	11,969	11,325	10,997	11,596
Provision for (recovery of) loan losses	471	42	(187)	(271)
Net interest income after provision for (recovery of) loan losses	11,498	11,283	11,184	11,867
Noninterest income	1,398	1,163	1,264	1,541
Noninterest expense	9,628	9,249	9,787	9,774
Income before income taxes	3,268	3,197	2,661	3,634
Income tax expense	850	845	713	1,189
Net income	$2,418	$2,352	$1,948	$2,445
Basic and diluted earnings per common share	$0.16	$0.16	$0.13	$0.17

The Company’s net income for the fourth quarter of 2020 included $605,000 of income related to loan prepayments, $255,000 of commercial credit facilities fees, and $162,000 of fee income from the Paycheck Protection Program and a modest increase in trust income. These increases were partially offset by a reduction of deposit services income related to retail account activity. The Company’s noninterest expense for the fourth quarter of 2020 was consistent with the prior quarter despite increases in occupancy expenses related to COVID-19 health security and risk mitigation, real estate taxes on branch facilities, personnel expenses related to equipment finance incentive plans and recruiting expenses related to the addition of originations and underwriting personnel for the Bank's Commercial Finance  Division and Treasury Services Department.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting.

The annual report of management on the effectiveness of our internal control over financial reporting is set forth under “Report of Management on Internal Control Over Financial Reporting” under Item 8 “Financial Statements and Supplementary Data.”  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As the Company is a non-accelerated filer, management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only the management’s report in this annual report.

(c) Changes in internal controls.

There were no changes made in our internal controls during the fourth quarter of 2020 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 included as Exhibits 31.1 and 31.2 to this Annual Report.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information concerning directors and executive officers of the Company is incorporated herein by reference from our definitive Proxy Statement related to our 2021 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the sections captioned “Election of Directors; Information with Respect to Directors and Executive Officers.”

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

(A)	Reports of Independent Registered Accounting Firms

(B)	Consolidated Statements of Financial Condition at December 31, 2020 and 2019

(C)	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

(G)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Articles of Incorporation of BankFinancial Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.2	Bylaws of BankFinancial Corporation	Exhibit 3.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.3	Articles of Amendment to Charter of BankFinancial Corporation	Exhibit 3.3 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.4	Restated Bylaws of BankFinancial Corporation	Exhibit 3.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on November 4, 2014
4.1	Form of Common Stock Certificate of BankFinancial Corporation	Exhibit 4 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
4.2	Description of Registrant's Securities	Exhibit 4.2 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 5, 2020.
10.1	BankFinancial FSB Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008
10.2	BankFinancial FSB Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 5, 2008
10.3	Form of Stock Appreciation Rights Agreement	Exhibit 10.8 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on September 5, 2006
10.4	BankFinancial Corporation Employment Agreement with F. Morgan Gasior	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008
10.5	BankFinancial Corporation Employment Agreement with Paul A. Cloutier	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on October 20, 2008
10.6	BankFinancial Corporation Employment Agreement with Elizabeth A. Doolan	Exhibit 10.28 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.
10.7	BankFinancial FSB Employment Agreement with Elizabeth A. Doolan	Exhibit 10.29 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on February 23, 2009.
10.8	BankFinancial FSB Employment Agreement with Gregg T. Adams	Exhibit 10.30 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on April 30, 2010.
10.9	BankFinancial FSB Employment Agreement with John G. Manos	Exhibit 10.31 to the Annual Report on Form 10-K/A of the Company originally filed with the Securities and Exchange Commission on April 30, 2010.

	Exhibit	Location
10.10	Form of Extension of Term of Employment Period, for Named Executive Officers of BankFinancial FSB (pursuant to terms of existing agreements)	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on April 29, 2016
10.11	Amendment No. 2 to the Amended and Restated Employment Agreement between BankFinancial, National Association and F. Morgan Gasior	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, originally filed with the Securities and Exchange Commission on July 26, 2017
10.12	Amendment No. 2 to the Amended and Restated Employment Agreement between BankFinancial, National Association and Paul A. Cloutier	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company, originally filed with the Securities and Exchange Commission on July 26, 2017
10.13	Amendment No. 2 to the Amended and Restated Employment Agreement between BankFinancial, National Association and John G. Manos	Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company, originally filed with the Securities and Exchange Commission on July 26, 2017
10.14	Amendment No. 2 to the Amended and Restated Employment Agreement between BankFinancial Corporation and F. Morgan Gasior	Exhibit 10.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on August 1, 2017
10.15	Amendment No. 2 to the Amended and Restated Employment Agreement between BankFinancial Corporation and Paul A. Cloutier	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on August 1, 2017
10.16	Form of Extension of Term of Employment Period, for Named Executive Officers of BankFinancial, National Association (pursuant to terms of existing agreements)	Exhibit 10.2 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on June 19, 2018
14	Code of Ethics for Senior Financial Officers	Exhibit 14 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 27, 2006
21	Subsidiaries of Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
23.1	Consent of RSM US LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
101

The following financial statements from the BankFinancial Corporation Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv)consolidated statements of changes in stockholders' equity, (v)consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

BANKFINANCIAL CORPORATION
Date:	February 25, 2021	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	February 25, 2021
F. Morgan Gasior	(Principal Executive Officer)

/s/ Paul A. Cloutier	Executive Vice President and Chief Financial Officer	February 25, 2021
Paul A. Cloutier	(Principal Financial Officer)

/s/ Elizabeth A. Doolan	Senior Vice President and Controller	February 25, 2021
Elizabeth A. Doolan	(Principal Accounting Officer)

/s/ Cassandra J. Francis	Director	February 25, 2021
Cassandra J. Francis

/s/ John M. Hausmann	Director	February 25, 2021
John M. Hausmann

/s/ Thomas F. O'Neill	Director	February 25, 2021
Thomas F. O'Neill

/s/ Terry R. Wells	Director	February 25, 2021
Terry R. Wells

/s/ Glen R. Wherfel	Director	February 25, 2021
Glen R. Wherfel

Director
Debra R. Zukonik