Form 10-Q
period 2021-03-31
BankFinancial CORP
filed 2021-04-30
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  At April 28, 2021 there were 14,583,284 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION

Form 10-Q

March 31, 2021

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - Unaudited

	March 31, 2021	December 31, 2020
Assets
Cash and due from other financial institutions	$9,567	$14,115
Interest-bearing deposits in other financial institutions	489,016	489,381
Cash and cash equivalents	498,583	503,496
Securities, at fair value	20,751	23,829
Loans receivable, net of allowance for loan losses: March 31, 2021, $7,395 and December 31, 2020, $7,751	1,028,840	1,002,578
Foreclosed assets, net	4,630	157
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises and equipment, net	24,726	24,675
Accrued interest receivable	4,695	3,941
Bank-owned life insurance	19,036	19,015
Deferred taxes	2,473	2,741
Other assets	9,161	8,920
Total assets	$1,620,385	$1,596,842

Liabilities
Deposits
Noninterest-bearing	$334,463	$326,188
Interest-bearing	1,087,574	1,067,356
Total deposits	1,422,037	1,393,544
Borrowings	4,000	4,000
Advance payments by borrowers for taxes and insurance	6,513	8,670
Accrued interest payable and other liabilities	16,402	17,698
Total liabilities	1,448,952	1,423,912

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 14,623,659 shares issued at March 31, 2021 and 14,769,765 shares issued at December 31, 2020	146	148
Additional paid-in capital	106,329	107,815
Retained earnings	64,750	64,754
Accumulated other comprehensive income	208	213
Total stockholders’ equity	171,433	172,930
Total liabilities and stockholders’ equity	$1,620,385	$1,596,842

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - Unaudited

	Three Months Ended
	March 31,
	2021	2020
Interest and dividend income
Loans, including fees	$10,929	$13,611
Securities	54	304
Other	265	738
Total interest income	11,248	14,653
Interest expense
Deposits	668	2,684
Borrowings	—	—
Total interest expense	668	2,684
Net interest income	10,580	11,969
Provision for (recovery of ) loan losses	(335)	471
Net interest income after provision for (recovery of) loan losses	10,915	11,498
Noninterest income
Deposit service charges and fees	738	887
Loan servicing fees	55	63
Mortgage brokerage and banking fees	12	29
Loss on disposal of other assets	—	(2)
Trust and insurance commissions and annuities income	334	282
Earnings on bank-owned life insurance	21	32
Other	98	107
Total noninterest income	1,258	1,398
Noninterest expense
Compensation and benefits	5,471	5,518
Office occupancy and equipment	2,138	1,800
Advertising and public relations	196	152
Information technology	658	864
Professional fees	370	314
Supplies, telephone, and postage	400	303
Amortization of intangibles	7	14
Nonperforming asset management	41	40
Operations of foreclosed assets, net	53	(17)
FDIC insurance premiums	106	34
Other	747	606
Total noninterest expense	10,187	9,628
Income before income taxes	1,986	3,268
Income tax expense	517	850
Net income	$1,469	$2,418
Basic and diluted earnings per common share	$0.10	$0.16
Basic and diluted weighted average common shares outstanding	14,723,769	15,205,731

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) - Unaudited

	Three Months Ended
	March 31,
	2021	2020
Net income	$1,469	$2,418
Unrealized holding loss arising during the period	(7)	(97)
Tax effect	2	26
Net of tax	(5)	(71)
Comprehensive income	$1,464	$2,347

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data) - Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
For the three months ended

Balance at January, 1 2020	$153	$112,420	$61,573	$226	$174,372
Net income	—	—	2,418	—	2,418
Other comprehensive loss, net of tax	—	—	—	(71)	(71)
Repurchase and retirement of common stock (206,196 shares)	(2)	(2,200)	—	—	(2,202)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,522)	—	(1,522)
Balance at March 31, 2020	$151	$110,220	$62,469	$155	$172,995

Balance at January, 1 2021	$148	$107,815	$64,754	$213	$172,930
Net income	—	—	1,469	—	1,469
Other comprehensive loss, net of tax	—	—	—	(5)	(5)
Repurchase and retirement of common stock (146,106 shares)	(2)	(1,486)	—	—	(1,488)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,473)	—	(1,473)
Balance at March 31, 2021	$146	$106,329	$64,750	$208	$171,433

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net income	$1,469	$2,418
Adjustments to reconcile to net income to net cash (used in) from operating activities
Provision for (recovery of) loan losses	(335)	471
Depreciation	447	403
Amortization of premiums and discounts on securities	—	1
Amortization of intangibles	7	14
Amortization of servicing assets	21	15
Net change in net deferred loan origination costs	311	64
Gain on sale of other real estate owned	—	(30)
Loss on disposal of other assets	—	2
Earnings on bank-owned life insurance	(21)	(32)
Net change in:
Accrued interest receivable	(754)	(135)
Other assets	(20)	708
Accrued interest payable and other liabilities	(1,296)	(3,336)
Net cash (used in) from operating activities	(171)	563
Cash flows from investing activities
Securities
Proceeds from maturities	7,440	23,188
Proceeds from principal repayments	343	810
Purchases of securities	(4,712)	(27,756)
Net (increase) decrease in loans receivable	(25,690)	19,818
Loan participation purchased	(5,000)	—
Proceeds from sale of other real estate owned	—	95
Purchase of premises and equipment, net	(498)	(261)
Net cash (used in) from investing activities	(28,117)	15,894
Cash flows from financing activities
Net change in:
Deposits	28,493	(31,006)
Borrowings	—	(61)
Advance payments by borrowers for taxes and insurance	(2,157)	(2,053)
Repurchase and retirement of common stock	(1,488)	(2,202)
Cash dividends paid on common stock	(1,473)	(1,522)
Net cash from (used in) financing activities	23,375	(36,844)
Net change in cash and cash equivalents	(4,913)	(20,387)
Beginning cash and cash equivalents	503,496	190,325
Ending cash and cash equivalents	$498,583	$169,938

Supplemental disclosures of cash flow information:
Interest paid	$670	$2,683
Income taxes paid	17	65
Loans transferred to foreclosed assets	4,473	—
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	—	111

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, NA (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending  December 31, 2021 or for any other period.

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

COVID-19: On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 has adversely impacted, and could further adversely impact, a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate range by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact net interest income and noninterest income. Other financial impacts could occur though such potential impact is unknown at this time.

Reclassifications: Certain reclassifications have been made in the prior period’s financial statements to conform them to the current period’s presentation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission.

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

	Three Months Ended
	March 31,
	2021	2020
Net income available to common stockholders	$1,469	$2,418
Basic and diluted weighted average common shares outstanding	14,723,769	15,205,731
Basic and diluted earnings per common share	$0.10	$0.16

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
March 31, 2021
Certificates of deposit	$12,389	$—	$—	$12,389
Municipal securities	402	5	—	407
Mortgage-backed securities - residential	5,652	274	—	5,926
Collateralized mortgage obligations - residential	2,024	5	—	2,029
	$20,467	$284	$—	$20,751
December 31, 2020
Certificates of deposit	$15,117	$—	$—	$15,117
Municipal securities	402	7	—	409
Mortgage-backed securities - residential	5,826	282	—	6,108
Collateralized mortgage obligations - residential	2,193	3	(1)	2,195
	$23,538	$292	$(1)	$23,829

Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support.

The amortized cost and fair values of securities available-for-sale by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
	Amortized Cost	Fair Value
Due in one year or less	$12,791	$12,796
Mortgage-backed securities - residential	5,652	5,926
Collateralized mortgage obligations - residential	2,024	2,029
	$20,467	$20,751

Investment securities available-for-sale with carrying value of $1.2 million at March 31, 2021 and December 31, 2020, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.

Securities available-for-sale with unrealized losses not recognized in income are as follows:

		Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss

December 31, 2020
Collateralized mortgage obligations - residential	—	$-	$-	3	$1,588	$(1)	3	$1,588	$(1)

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

There were no unrealized loss positions at  March 31, 2021.  Certain collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at December 31, 2020, but the unrealized loss was not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are as follows:

	March 31, 2021	December 31, 2020
One-to-four family residential real estate	$38,236	$41,691
Multi-family mortgage	440,824	452,241
Nonresidential real estate	112,154	108,658
Construction and land	499	499
Commercial loans and leases	442,706	405,057
Consumer	1,756	1,812
	1,036,175	1,009,958
Net deferred loan origination costs	60	371
Allowance for loan losses	(7,395)	(7,751)
Loans, net	$1,028,840	$1,002,578

The following tables present the balance in the allowance for loan losses and loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
March 31, 2021
One-to-four family residential real estate	$—	$465	$465	$1,568	$36,668	$38,236
Multi-family mortgage	—	3,902	3,902	515	440,309	440,824
Nonresidential real estate	28	1,564	1,592	296	111,858	112,154
Construction and land	—	12	12	—	499	499
Commercial loans and leases	—	1,377	1,377	—	442,706	442,706
Consumer	—	47	47	—	1,756	1,756
	$28	$7,367	$7,395	$2,379	$1,033,796	1,036,175
Net deferred loan origination costs						60
Allowance for loan losses						(7,395)
Loans, net						$1,028,840

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2020
One-to-four family residential real estate	$—	$518	$518	$1,718	$39,973	$41,691
Multi-family mortgage	—	4,062	4,062	520	451,721	452,241
Nonresidential real estate	28	1,541	1,569	296	108,362	108,658
Construction and land	—	12	12	—	499	499
Commercial loans and leases	—	1,536	1,536	—	405,057	405,057
Consumer	—	54	54	—	1,812	1,812
	$28	$7,723	$7,751	$2,534	$1,007,424	1,009,958
Net deferred loan origination costs						371
Allowance for loan losses						(7,751)
Loans, net						$1,002,578

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following table represents the activity in the allowance for loan losses by portfolio segment:

	Beginning balance	Provision for (recovery of) loan losses	Loans charged off	Recoveries	Ending balance
For the three months ended

March 31, 2021
One-to-four family residential real estate	$518	$(113)	$—	$60	$465
Multi-family mortgage	4,062	(171)	—	11	3,902
Nonresidential real estate	1,569	23	—	—	1,592
Construction and land	12	—	—	—	12
Commercial loans and leases	1,536	(74)	(86)	1	1,377
Consumer	54	—	(9)	2	47
	$7,751	$(335)	$(95)	$74	$7,395

March 31, 2020
One-to-four family residential real estate	$675	$(1)	$(5)	$13	$682
Multi-family mortgage	3,676	181	—	12	3,869
Nonresidential real estate	1,176	284	—	—	1,460
Commercial loans and leases	2,065	(12)	—	2	2,055
Consumer	40	19	(13)	—	46
	$7,632	$471	$(18)	$27	$8,112

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Impaired loans

The following tables present loans individually evaluated for impairment by class of loans:

					Three Months Ended
					March 31, 2021
	Loan Balance	Recorded Investment	Partial Charge off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2021
With no related allowance recorded:
One-to-four family residential real estate	$1,801	$1,568	$236	$—	$1,634	$8
Multi-family mortgage - Illinois	515	515	—	—	518	7
	2,316	2,083	236	—	2,152	15

With an allowance recorded - nonresidential real estate	280	296	—	28	296	—
	$2,596	$2,379	$236	$28	$2,448	$15

					Year ended
					December 31, 2020
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2020
With no related allowance recorded:
One-to-four family residential real estate	$2,069	$1,718	$363	$—	$1,782	$42
Multi-family mortgage - Illinois	520	520	—	—	594	31
	2,589	2,238	363	—	2,376	73

With an allowance recorded - nonresidential real estate	280	296	—	28	289	—
	$2,869	$2,534	$363	$28	$2,665	$73

Nonaccrual Loans

The following tables present the recorded investment in nonaccrual and loans 90 days or more past due still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
March 31, 2021
One-to-four family residential real estate	$412	$384	$—
Nonresidential real estate	280	296	—
	$692	$680	$—
December 31, 2020
One-to-four family residential real estate	$946	$925	$—
Nonresidential real estate	280	296	—
	$1,226	$1,221	$—

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company’s reserve for uncollected loan interest was $113,000 and $133,000 at March 31, 2021 and December 31, 2020, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2021
One-to-four family residential real estate loans:
Owner occupied	$477	$—	$384	$861	$29,893	$30,754
Non-owner occupied	264	221	—	$485	6,997	7,482
Multi-family mortgage:
Illinois	497	—	—	497	224,901	225,398
Other	425	—	—	425	215,001	215,426
Nonresidential real estate	—	—	296	296	111,858	112,154
Construction and land					499	499
Commercial loans and leases:
Commercial	—	—	—	—	79,096	79,096
Asset-based	—	—	—	—	1,889	1,889
Equipment finance:
Government	—	6	—	6	147,566	147,572
Investment-rated	1,572	—	—	1,572	78,579	80,151
Other	862	—	—	862	133,136	133,998
Consumer	21	2	—	23	1,733	1,756
	$4,118	$229	$680	$5,027	$1,031,148	$1,036,175

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2020
One-to-four family residential real estate loans:
Owner occupied	$252	$211	$834	$1,297	$32,078	$33,375
Non-owner occupied	3	132	91	226	8,090	8,316
Multi-family mortgage:
Illinois	86	—	—	86	221,943	222,029
Other	—	—	—	—	230,212	230,212
Nonresidential real estate	—	—	296	296	108,362	108,658
Construction and land	—	—	—	—	499	499
Commercial loans and leases:
Commercial	4,886	—	—	4,886	72,809	77,695
Asset-based	—	—	—	—	1,740	1,740
Equipment finance:
Government	2,468	—	—	2,468	100,272	102,740
Investment-rated	618	225	—	843	86,417	87,260
Other	853	2,487	—	3,340	132,282	135,622
Consumer	6	5	—	11	1,801	1,812
	$9,172	$3,060	$1,221	$13,453	$996,505	$1,009,958

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

The following table presents the PPP activity:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Paycheck protection program:
Number of loans originated	193	—
Loan balance originations	$8,624	$—
Loan balance forgiven	$7,902	$—

	March 31, 2021	December 31, 2020
Paycheck protection program loans
Number of loans	256	290
Loan balance	$10,902	$10,180

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

Our Apartment and Commercial Real Estate COVID-19 Qualified Limited Forbearance Agreement permitted borrowers who qualified under Section 4013 of the CARES Act to make an election to pay only scheduled interest and escrow payments (if applicable) for a four-month period beginning in April 2020, and pay all deferred principal payments by December 2020.

Our Small Investment Property COVID-19 Qualified Limited Forbearance Agreement permitted borrowers with loan balances under $750,000 who qualified under Section 4013 of the CARES Act to make an election to pay only scheduled interest and escrow payments (if applicable) for a four-month period beginning in April 2020, and pay all deferred principal payments by December 2020.   In addition, the borrower could elect to defer the May 2020 loan payment entirely, with all deferred interest amounts due by December 2020 and all deferred principal amounts due by June 30, 2021.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following table summarizes the remaining loan forbearance modifications:

	Number of loans	Principal Balance	Remaining Amounts Deferred
March 31, 2021
Small Investment Property COVID-19 Qualified Limited Forbearance Agreement
Multi-family mortgage	1	$564	$2
Nonresidential real estate	4	1,155	4
Apartment and Commercial Real Estate COVID-19 Qualified Limited Forbearance Agreement
Nonresidential real estate	1	1,981	6
One-to-four family residential real estate	5	781	2

	11	$4,481	$14

	Number of loans	Principal Balance	Remaining Amounts Deferred
December 31, 2020
Small Investment Property COVID-19 Qualified Limited Forbearance Agreement
Multi-family mortgage	8	$3,092	$17
Nonresidential real estate	10	3,363	22
Apartment and Commercial Real Estate COVID-19 Qualified Limited Forbearance Agreement
Nonresidential real estate	2	2,480	6
One-to-four family residential real estate	10	1,402	8

	30	$10,337	$53

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

The Company had no TDRs at March 31, 2021 and December 31, 2020. During the three months ended March 31, 2021 and 2020, there were no loans modified and classified as TDRs. During the three months ended March 31, 2021 and 2020, there were no TDR loans that subsequently defaulted within twelve months of their modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.

Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
March 31, 2021
One-to-four family residential real estate loans:
Owner occupied	$29,864	$—	$506	$384	$30,754
Non-owner occupied	7,334	26	122	—	7,482
Multi-family mortgage:
Illinois	225,398	—	—	—	225,398
Other	215,426	—	—	—	215,426
Nonresidential real estate	109,753	2,023	82	296	112,154
Construction and land	499	—	—	—	499
Commercial loans and leases:
Commercial	79,096	—	—	—	79,096
Asset-based	1,889	—	—	—	1,889
Equipment finance:
Government	147,572	—	—	—	147,572
Investment-rated	80,151	—	—	—	80,151
Other	133,136	851	11	—	133,998
Consumer	1,749	3	4	—	1,756
	$1,031,867	$2,903	$725	$680	$1,036,175

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Pass	Special Mention	Substandard	Nonaccrual	Total
December 31, 2020
One-to-four family residential real estate loans:
Owner occupied	$32,089	$—	$452	$834	$33,375
Non-owner occupied	8,164	27	34	91	8,316
Multi-family mortgage:
Illinois	222,029	—	—	—	222,029
Other	230,212	—	—	—	230,212
Nonresidential real estate	106,280	1,998	84	296	108,658
Construction and land	499	—	—	—	499
Commercial loans and leases:
Commercial	72,809	—	4,886	—	77,695
Asset-based	1,740	—	—	—	1,740
Equipment finance:
Government	102,740	—	—	—	102,740
Investment-rated	87,260	—	—	—	87,260
Other	134,617	—	1,005	—	135,622
Consumer	1,802	5	5	—	1,812
	$1,000,241	$2,030	$6,466	$1,221	$1,009,958

NOTE 5 - FORECLOSED ASSETS

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

Assets are classified as foreclosed when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place. Other foreclosed assets received in satisfaction of borrowers debt are initially recorded at fair value of the asset less estimated costs to sell.

	March 31, 2021			December 31, 2020
	Balance	Valuation Allowance	Net Balance	Balance	Valuation Allowance	Net Balance
Other real estate owned:
One–to–four family residential	$695	$—	$695	$157	$—	$157
Nonresidential real estate	170	—	170	—	—	—
	865	—	865	157	—	157

Other foreclosed assets	3,765	—	3,765	—	—	—
	$4,630	$—	$4,630	$157	$—	$157

The following represents the roll forward of foreclosed assets:

	For the Three Months Ended
	March 31,
	2021	2020
Beginning balance	$157	$186
New foreclosed assets	4,473	—
Sales	—	(76)
Ending balance	$4,630	$110

There were no valuation allowances at  March 31, 2021 and December 31, 2020.

At March 31, 2021 and December 31, 2020, the balance of OREO includes no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At March 31, 2021 and December 31, 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $158,000 and $187,000, respectively.  The other foreclosed assets consist of non real estate collateral repossessed related to a previously classified Chicago area commercial loan.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 - LEASES

The following table represents the classification of the Company's right of use and lease liabilities:

	Statement of Financial Condition Location	March 31, 2021	December 31, 2020
Operating Lease Right of Use Asset:
Gross carrying amount		$6,805	$6,694
New lease obligation		—	111
Accumulated amortization		(1,951)	(1,730)
Net recorded value	Other assets	$4,854	$5,075

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$4,854	$5,075

Amortization expense was $221,000 and $219,000 for the three months ended  March 31, 2021 and 2020, respectively.  At  March 31, 2021, the weighted-average remaining lease term for the operating leases was 8.1 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.13%. The Company utilized the FHLB fixed rate advance rate for the term most closely aligning with the remaining lease term at inception.

	For the Three Months Ended
	March 31,
Lease cost:	2021	2020
Operating lease cost	$221	$219
Short-term lease cost	49	30
Sublease income	(15)	(18)
Total lease cost	$255	$231

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$241	$234

Future minimum payments under non-cancellable operating leases with terms longer than 12 months, are as follows.  Future minimum payments on shorter term leases are excluded as the amounts are insignificant.

Twelve months ended March 31,
2022	$967
2023	1,011
2024	828
2025	502
2026	508
Thereafter	2,089
Total future minimum operating lease payments	5,905
Amounts representing interest	(1,051)
Present value of net future minimum operating lease payments	$4,854

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - BORROWINGS

Advances from the FHLB were as follows:

	March 31, 2021		December 31, 2020
	Contractual		Contractual
	Rate	Amount	Rate	Amount
Fixed-rate advance from FHLB, due within 1 year	—%	$4,000	—%	$4,000

In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime Rate as published in the Wall Street Journal rate minus 0.75%, with a minimum rate of 2.40%.  The line of credit was extended and will mature on March 31, 2022.  The line of credit had no outstanding balance at  March 31, 2021.

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

Foreclosed assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Foreclosed assets are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 8 - FAIR VALUE (continued)

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2021
Securities:
Certificates of deposit	$—	$12,389	$—	$12,389
Municipal securities	—	407	—	407
Mortgage-backed securities – residential	—	5,926	—	5,926
Collateralized mortgage obligations – residential	—	2,029	—	2,029
	$—	$20,751	$—	$20,751
December 31, 2020
Securities:
Certificates of deposit	$—	$15,117	$—	$15,117
Municipal securities	—	409	—	409
Mortgage-backed securities - residential	—	6,108	—	6,108
Collateralized mortgage obligations – residential	—	2,195	—	2,195
	$—	$23,829	$—	$23,829

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2021
Impaired loans - nonresidential real estate	$—	$—	$268	$268

December 31, 2020
Impaired loans - nonresidential real estate	$—	$—	$268	$268

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, had a carrying amount of $296,000, with a valuation allowance of $28,000 at March 31, 2021 and  December 31, 2020. There was no change in the provision for loan losses of $28,000 for the three months ended March 31, 2021, compared to no specific provision for loan losses for the three months ended March 31, 2020.

At March 31, 2021 and December 31, 2020, there were no foreclosed assets with valuation allowances.

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
March 31, 2021
Impaired loans - nonresidential real estate	$268	Sales comparison	Discount applied to valuation	22.0%

December 31, 2020
Impaired loans - nonresidential real estate	$268	Sales comparison	Discount applied to valuation	22.0%

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 8 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at March 31, 2021 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$498,583	$9,567	$489,016	$—	$498,583
Securities	20,751	—	20,751	—	20,751
Loans receivable, net of allowance for loan losses	1,028,840	—	—	1,028,208	1,028,208
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	4,695	—	108	4,587	4,695
Financial liabilities
Certificates of deposit	236,590	—	237,119	—	237,119
Borrowings	4,000	—	4,000	—	4,000

		Fair Value Measurements at December 31, 2020 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$503,496	$14,115	$489,381	$—	$503,496
Securities	23,829	—	23,829	—	23,829
Loans receivable, net of allowance for loan losses	1,002,578	—	—	1,004,854	1,004,854
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	3,941	—	52	3,889	3,941
Financial liabilities
Certificates of deposit	253,000	—	253,906	—	253,906
Borrowings	4,000	—	3,998	—	3,998

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

	Three Months Ended
	March 31,
	2021	2020
Deposit service charges and fees	$738	$887
Loan servicing fees (1)	55	63
Mortgage brokerage and banking fees (1)	12	29
Loss on disposal of other assets	—	(2)
Trust and insurance commissions and annuities income	334	282
Earnings on bank-owned life insurance (1)	21	32
Other (1)	98	107
Total noninterest income	$1,258	$1,398

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees. Interchange income was $381,000 and $351,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Gains/losses on sales of OREO and other assets: The Company records a gain or loss from the sale of OREO and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. OREO sales for the three months ended March 31, 2020 were not financed by the Company.  There were no sales of OREO for the three months ended March 31, 2021.

NOTE 10 – SUBSEQUENT EVENT

On April 14, 2021, the Company entered into Subordinated Note Purchase Agreements (collectively, the “Purchase Agreement”) with certain qualified institutional buyers and accredited investors (the “Purchasers”) pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”). The Notes were offered and sold by the Company to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder.

The Notes will bear interest at a fixed annual rate of 3.75%, from and including the date of issuance to but excluding May 15, 2026, payable semi-annually in arrears. From and including May 15, 2026 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to Three-Month Term SOFR (as defined in the Note) plus 299 basis points, payable quarterly in arrears. As provided in the Notes, under specified conditions the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR.

The Notes have a stated maturity date of May 15, 2031 and are redeemable, in whole or in part, on May 15, 2026, on any interest payment date thereafter, and at any time upon the occurrence of certain events. The Purchase Agreement contains certain customary representations, warranties and covenants made by the Company, on the one hand, and the Purchasers, severally and not jointly, on the other hand. The Notes are not entitled to the benefit of any sinking fund and are not convertible into or exchangeable for any of the equity securities, other securities or assets of the Company or any of its subsidiaries.

Principal and interest on the Notes are subject to acceleration only in limited circumstances in the case of certain bankruptcy and insolvency-related events with respect to the Company. The Notes are unsecured, subordinated obligations of the Company and generally rank junior in right of payment to the Company’s current and future senior indebtedness. The Notes are intended to qualify as Tier 2 capital of the Company for regulatory capital purposes.

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

These risks and uncertainties, together with the Risk Factors and other information set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as Part II, Items 1A of our subsequent Quarterly Reports on Form 10-Q, and other filings we make with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC.

Overview

We reported net income for the three months ended March 31, 2021 of $1.5 million, or $0.10 per common share, compared to net income of $2.4 million, or $0.16 per common share, for the three months ended March 31, 2020.  At March 31, 2021, the Company had total assets of $1.620 billion, total loans of $1.029 billion, total deposits of $1.422 billion and stockholders' equity of $171 million.

Total net loans increased by $26.3 million for the quarter ended March 31, 2021, primarily due to continued strong originations of commercial equipment finance transactions and increased utilization of commercial lessor finance lines of credit.  Total commercial loans and leases increased by $37.6 million (9.3%) for the quarter ended March 31, 2021, compared to an increase of $25.4 million (6.7%) for the quarter ended December 31, 2020.  The total balance of SBA Paycheck Protection Program (PPP) commercial loans was $10.9 million at March 31, 2021, as we originated $8.6 million in new PPP loans and we received $7.9 million in PPP forgiveness payments for the quarter.  Multi-family and nonresidential real estate loans declined by $7.9 million (1.4%) as increased loan originations nearly offset substantially reduced loan payoffs.

Total deposits increased by $28.5 million, primarily due to a $44.9 million increase in core retail and business deposits, partially offset by a $15.4 million decrease in retail certificates of deposit.

Net interest income declined by $952,000 due to a decline in the average interest-earning assets yield from 3.27% to 2.98% resulting from a lower average yield on loans and significantly reduced loan prepayment income during the first quarter of 2021 compared to fourth quarter of 2020, partially offset by a $335,000 recovery in the allowance for loan losses.  Noninterest income declined by $283,000, primarily due to seasonal reductions in commercial loan commitment fees and credit risk premiums compared to the fourth quarter of 2020.  Noninterest expenses increased $413,000 due to a $232,000 increase in payroll taxes and benefit expense, and a $160,000 increase in office occupancy expenses during the first quarter of 2021 compared to fourth quarter of 2020.

The Company’s ratio of nonperforming loans to total loans was 0.07%.  Nonperforming commercial-related loans represented 0.03% of total commercial-related loans at March 31, 2021. The ratio of nonperforming assets to total assets increased to 0.33% at March 31, 2021, due to the inclusion of $4.3 million of collateral repossessed related to a previously classified Chicago commercial loan in the first quarter of 2021.  Our allowance for loan losses decreased to 0.71% of total loans as of March 31, 2021, compared to 0.77% at December 31, 2020.

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 10.67% at March 31, 2021. The Company repurchased 146,106 of its common shares during the quarter ended March 31, 2021. The Company’s book value per common share increased to $11.72 per share at March 31, 2021.

SELECTED FINANCIAL DATA

The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	March 31, 2021	December 31, 2020	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,620,385	$1,596,842	$23,543
Loans, net	1,028,840	1,002,578	26,262
Securities, at fair value	20,751	23,829	(3,078)
Foreclosed assets, net	4,630	157	4,473
Deposits	1,422,037	1,393,544	28,493
Borrowings	4,000	4,000	—
Equity	171,433	172,930	(1,497)

	Three Months Ended
	March 31,
	2021	2020	Change
	(In thousands)
Selected Operating Data:
Interest income	$11,248	$14,653	$(3,405)
Interest expense	668	2,684	(2,016)
Net interest income	10,580	11,969	(1,389)
Provision for (recovery of) loan losses	(335)	471	(806)
Net interest income after provision for (recovery of) loan losses	10,915	11,498	(583)
Noninterest income	1,258	1,398	(140)
Noninterest expense	10,187	9,628	559
Income before income taxes	1,986	3,268	(1,282)
Income tax expense	517	850	(333)
Net income	$1,469	$2,418	$(949)

	Three Months Ended
	March 31,
	2021	2020
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.37%	0.66%
Return on equity (ratio of net income to average equity) (1)	3.40	5.52
Average equity to average assets	10.85	11.95
Net interest rate spread (1) (2)	2.73	3.19
Net interest margin (1) (3)	2.81	3.44
Efficiency ratio (4)	86.05	72.03
Noninterest expense to average total assets (1)	2.56	2.63
Average interest-earning assets to average interest-bearing liabilities	141.49	132.68
Dividends declared per share	$0.10	$0.10
Dividend payout ratio	100.29%	62.94%

	At March 31, 2021	At December 31, 2020
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.33%	0.09%
Nonperforming loans to total loans	0.07	0.12
Allowance for loan losses to nonperforming loans	1,087.50	634.81
Allowance for loan losses to total loans	0.71	0.77
Capital Ratios:
Equity to total assets at end of period	10.58%	10.83%
Tier 1 leverage ratio (Bank only)	10.19%	10.10%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	220	210

(1)	Ratios annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets include nonperforming loans and foreclosed assets.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total assets increased $23.5 million, or 1.5%, to $1.620 billion at March 31, 2021, from $1.597 billion at December 31, 2020. The increase in total assets was primarily due to an increase in loans.  Loans increased $26.3 million, or 2.6%, to $1.029 billion at March 31, 2021, from $1.003 billion at December 31, 2020.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, and commercial loans and leases), which together totaled 96.1% of gross loans at March 31, 2021. During the three months ended March 31, 2021, commercial loans and leases increased by $37.6 million, or 9.3%.  Nonresidential real estate loans increased $3.5 million, or 3.2%, while multi-family loans decreased by $11.4 million, or 2.5%. The increase in commercial loans and leases was primarily due to $43.5 million of government equipment finance originations as well as $8.6 million of Paycheck Protection Program loan originations.

Our primary lending area consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area and engage in certain types of commercial lending and leasing activities on a nationwide basis. At March 31, 2021, $223.2 million, or 50.6%, of our multi-family mortgage loans were in the Metropolitan Statistical Area for Chicago, Illinois; $53.0 million, or 12.0%, were in the Metropolitan Statistical Area for Dallas, Texas; $42.5 million, or 9.7%, were in the Metropolitan Statistical Area for Denver, Colorado; $16.0 million, or 3.6%, were in the Metropolitan Statistical Area for Tampa, Florida; and $14.9 million, or 3.4%, were in the Metropolitan Statistical Area for Greenville-Spartanburg, South Carolina. This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.

Total liabilities increased $25.0 million, or 1.8%, to $1.449 billion at March 31, 2021, from $1.424 billion at December 31, 2020, due to an increase in total deposits.  Total deposits increased $28.5 million, or 2.0%, to $1.422 billion at March 31, 2021, from $1.394 billion at December 31, 2020.  Noninterest-bearing demand deposits increased $8.3 million, or 2.5%, to $334.5 million at March 31, 2021, from $326.2 million at December 31, 2020 and interest-bearing NOW accounts increased $4.5 million, or 1.3%, to $341.5 million at March 31, 2021, from $337.0 million at December 31, 2020.  Money market accounts increased $20.6 million, or 6.9%, to $318.4 million at March 31, 2021, from $297.8 million at December 31, 2020.  Savings accounts increased $11.5 million, or 6.4%, to $191.0 million at March 31, 2021, from $179.6 million at December 31, 2020.  Retail certificates of deposit decreased $15.4 million, or 6.3%, to $230.4 million at March 31, 2021, from $245.8 million at December 31, 2020. Wholesale certificates of deposit decreased $994,000, or 13.8%, to $6.2 million at March 31, 2021, from $7.2 million at December 31, 2020. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 83.4% of total deposits at March 31, 2021, compared to 81.8% at December 31, 2020.  Borrowings remained at $4.0 million in  March 31, 2021, as the Bank borrowed $4.0 million from the FHLB at zero percent interest rate for a one year term in May 2020.

Total stockholders’ equity was $171.4 million at March 31, 2021, compared to $172.9 million at December 31, 2020. The decrease in total stockholders’ equity was primarily due to our repurchase of 146,106 shares of our common stock during the three months ended March 31, 2021 at a total cost of $1.5 million, and our declaration and payment of cash dividends totaling $1.5 million during the same period. These reductions in total stockholders’ equity were partially offset by the net income of $1.5 million that the Company recorded for the three months ended March 31, 2021.

Operating Results for the Three Months Ended March 31, 2021 and 2020

Net Income. Net income was $1.5 million for the three months ended March 31, 2021, compared to $2.4 million for the three months ended March 31, 2020. Earnings per basic and fully diluted share of common stock were $0.10 for the three months ended March 31, 2021, compared to $0.16 for the three months ended March 31, 2020.

Net Interest Income. Net interest income was $10.6 million for the three months ended March 31, 2021, compared to $12.0 million for the three months ended March 31, 2020. The decrease in net interest income reflected a $3.4 million, or 23.2%, decrease in interest income, partially offset by a $2.0 million decrease in interest expense.

The decrease in net interest income was due in substantial part to a decrease in the average yield on interest-earning assets, which was partially offset by a decrease in the cost of interest-bearing liabilities and an increase in total average interest-earning assets. Loan interest income for the three months ended March 31, 2021 includes amortized fees of $240,000 from the SBA Paycheck Protection Program loans.  The yield on interest-earning assets decreased 123 basis points to 2.98% for the three months ended March 31, 2021, from 4.21% for the three months ended March 31, 2020. The cost of interest-bearing liabilities decreased 77 basis points to 0.25% for the three months ended March 31, 2021, from 1.02% for the same period in 2020. Total average interest-earning assets increased $127.9 million, or 9.1%, to $1.528 billion for the three months ended March 31, 2021, from $1.401 billion for the same period in 2020.  Total average interest-bearing liabilities increased $24.7 million, or 2.3%, to $1.080 billion for the three months ended March 31, 2021, from $1.056 billion for the same period in 2020.  Our net interest rate spread decreased by 46 basis points to 2.73% for the three months ended March 31, 2021, from 3.19% for the same period in 2020. Our net interest margin decreased by 63 basis points to 2.81% for the three months ended March 31, 2021, from 3.44% for the same period in 2020.

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

	For the Three Months Ended March 31,
	2021			2020
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,010,682	$10,929	4.39%	$1,160,197	$13,611	4.72%
Securities	21,207	54	1.03	62,919	304	1.94
Stock in FHLB and FRB	7,490	85	4.60	7,490	86	4.62
Other	489,093	180	0.15	169,933	652	1.54
Total interest-earning assets	1,528,472	11,248	2.98	1,400,539	14,653	4.21
Noninterest-earning assets	63,947			64,714
Total assets	$1,592,419			$1,465,253
Interest-bearing liabilities:
Savings deposits	$184,724	28	0.06	$154,102	64	0.17
Money market accounts	312,843	109	0.14	248,501	464	0.75
NOW accounts	334,147	112	0.14	266,087	222	0.34
Certificates of deposit	244,557	419	0.69	386,845	1,934	2.01
Total deposits	1,076,271	668	0.25	1,055,535	2,684	1.02
Borrowings	4,000	—	—	15	—	—
Total interest-bearing liabilities	1,080,271	668	0.25	1,055,550	2,684	1.02
Noninterest-bearing deposits	313,623			208,119
Noninterest-bearing liabilities	25,684			26,515
Total liabilities	1,419,578			1,290,184
Equity	172,841			175,069
Total liabilities and equity	$1,592,419			$1,465,253
Net interest income		$10,580			$11,969
Net interest rate spread (2)			2.73%			3.19%
Net interest-earning assets (3)	$448,201			$344,989
Net interest margin (4)			2.81%			3.44%
Ratio of interest-earning assets to interest-bearing liabilities	141.49%			132.68%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

We recorded a recovery of loan losses of $335,000 for the three months ended March 31, 2021, compared to a provision for loan losses of $471,000 for the same period in 2020. The provision for, or recovery of, loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses that is attributable to loans collectively evaluated for impairment decreased $356,000, or 4.6%, to $7.4 million at March 31, 2021, from $7.7 million at December 31, 2020. There were $28,000 of reserves established for loans individually evaluated for impairment at March 31, 2021, compared to no reserves established for loans individually evaluated for impairment at March 31, 2020.  Net charge-offs were $21,000 for the three months ended March 31, 2021, compared to net recoveries of $9,000 for the three months ended March 31, 2020.

The allowance for loan losses as a percentage of nonperforming loans was 1,087.50% at March 31, 2021, compared to 634.81% at December 31, 2020.

Noninterest Income

	Three Months Ended
	March 31,
	2021	2020	Change
	(Dollars in thousands)
Deposit service charges and fees	$738	$887	$(149)
Loan servicing fees	55	63	(8)
Mortgage brokerage and banking fees	12	29	(17)
Loss on disposal of other assets	—	(2)	2
Trust and insurance commissions and annuities income	334	282	52
Earnings on bank-owned life insurance	21	32	(11)
Other	98	107	(9)
Total noninterest income	$1,258	$1,398	$(140)

Noninterest income decreased $140,000, or 10.0%, for the three months ended March 31, 2021 to $1.3 million, compared to $1.4 million for the same period in 2020.  Deposit service charges decreased $149,000, or 16.8%, due to reduced non-sufficient funds returns charges and negative balance fees. Mortgage brokerage and banking fees decreased $17,000 for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 due to payoffs and paydowns on serviced mortgages loans. Trust and insurance commissions and annuities income increased $52,000, or 18.4%, to $334,000 for the three months ended March 31, 2021, from $282,000 for the three months ended March 31, 2020 due to increased assets under management.  Earnings on bank-owned life insurance decreased by $11,000 to $21,000 for the three months ended March 31, 2021, due to lower interest rates. Other income decreased $9,000, or 8.4%, to $98,000 for the three months ended March 31, 2021, compared to $107,000 for the three months ended March 31, 2020.

Noninterest Expense

	Three Months Ended
	March 31,
	2021	2020	Change
	(Dollars in thousands)
Compensation and benefits	$5,471	$5,518	$(47)
Office occupancy and equipment	2,138	1,800	338
Advertising and public relations	196	152	44
Information technology	658	864	(206)
Professional fees	370	314	56
Supplies, telephone and postage	400	303	97
Amortization of intangibles	7	14	(7)
Nonperforming asset management	41	40	1
Operations of other real estate owned, net	53	(17)	70
FDIC insurance premiums	106	34	72
Other	747	606	141
Total noninterest expense	$10,187	$9,628	$559

Noninterest expense increased by $559,000, or 5.8%, to $10.2 million for the three months ended March 31, 2021, from $9.6 million for the same period in 2020.  The increase in noninterest expense was due in substantial part to increases in office occupancy and equipment expense, professional fees, supplies, telephone and postage expense and FDIC insurance expense, partially offset by a decrease in information technology expense.  Office occupancy and equipment increased $338,000, or 18.8%, primarily due to increased snow removal expense of $150,000 and expense related to COVID-19 cleaning and sanitation.  Information technology expense decreased $206,000, or 23.8%, to $658,000 for the three months ended March 31, 2021, from $864,000 for the same period in 2020, primarily due to the renegotiation of technology contracts as we continue to upgrade our system and implement cybersecurity prevention.  Telephone expense increased $115,000 with the upgrade and conversion of our phone and data systems.  Professional fees increased $56,000, or 17.8%, for the three months ended March 31, 2021, primarily due to increases in consulting and placement fees.  FDIC insurance premiums increased $72,000, to $106,000 for the three months ended March 31, 2021, compared to $34,000 for the same period in 2020, due to the receipt of the FDIC's small bank assessment credit in the third quarter of 2019.  Other noninterest expense increased $141,000, or 23.3%, to $747,000 for the three months ended March 31, 2021, from $606,000 for the three months ended March 31, 2020, primarily due to the reversal of a $116,000 reserve on open commitments for two undrawn letters of credit in the first quarter of 2020.

Income Taxes

We recorded income tax expense of $517,000 for the three months ended March 31, 2021, compared to $850,000 for the three months ended March 31, 2020. Our combined state and federal effective tax rate for the three months ended March 31, 2021 and March 31, 2020 was 26.0%.

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At March 31, 2021, we had no loans in this category.

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

As part of the asset classification process, we develop an exit strategy for real estate collateral and foreclosed assets by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is,” “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of March 31, 2021, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”

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

Nonperforming Assets Summary

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	March 31, 2021	December 31, 2020	Quarter Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$384	$925	$(541)
Nonresidential real estate	296	296	—
Other commercial leases	—	—	—
Nonperforming loans	680	1,221	(541)

Other real estate owned:
One-to-four family residential real estate	695	157	538
Nonresidential real estate	170	—	170
Other real estate owned	865	157	708

Other foreclosed assets	3,765	—	3,765

Total nonperforming assets	$5,310	$1,378	$3,932

Ratios:
Nonperforming loans to total loans	0.07%	0.12%
Nonperforming assets to total assets	0.33	0.09

Nonperforming Assets

Nonperforming assets increased $3.9 million to $5.3 million at March 31, 2021, from $1.4 million at December 31, 2020, due to the inclusion of $4.3 million of collateral repossessed related to a previously classified Chicago commercial loan in the first quarter of 2021.  Two residential loans with a total book balance of $128,000 were transferred from nonaccrual loans to OREO during the three months ended March 31, 2021. We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had $4.0 million of FHLB advances outstanding at March 31, 2021 and December 31, 2020.

The Company is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its stockholders and to repurchase shares of its common stock, and for other corporate purposes. The Company's primary source of liquidity is dividend payments it receives from the Bank. The Bank's ability to pay dividends to the Company is subject to regulatory limitations. At March 31, 2021, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $8.2 million.  In 2020, the Company obtained a $5.0 million unsecured line of credit with a correspondent bank to provide a secondary source of liquidity. Interest is payable at a rate of Prime rate minus 0.75%. The line of credit will mature on March 31, 2022.  The line of credit had no outstanding balance at March 31, 2021.

As of March 31, 2021, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity.  As of March 31, 2021, we had no other material commitments for capital expenditures.

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

In addition, as a result of the legislation, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. Beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the Community Bank Leverage Ratio framework; and qualified community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement is re-established at greater than 9%. Pursuant to Section 4012 of the CARES Act and related interim final rules, the Community Bank Leverage Ratio will be 8.5% for calendar year 2021, and 9% thereafter. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualified community bank, we elected to be subject to this definition beginning the second quarter of 2020.   As of March 31, 2021, the Bank's Community Bank Leverage Ratio was 10.19%.

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

The Company and the Bank have each adopted Regulatory Capital Plans that require the Bank to maintain a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5%. The minimum capital ratios set forth in the Regulatory Capital Plans will be increased and other minimum capital requirements will be established if and as necessary.  In accordance with the Regulatory Capital Plans, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the  capital conservation buffer (“CCB”). The minimum CCB is 2.5%.

As of March 31, 2021, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2021
Community Bank Leverage Ratio	$162,059	10.19%	$135,215	8.50%

December 31, 2020
Community Bank Leverage Ratio	$160,236	10.10%	$126,964	8.00%

Quarterly Cash Dividends. The Company declared cash dividends of $0.10 per share for both of the three months ended March 31, 2021 and March 31, 2020.

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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. In an effort to better manage interest rate risk, we have de-emphasized the origination of residential mortgage loans, and have increased our emphasis on the origination of nonresidential real estate loans, multi-family mortgage loans, and commercial loans and commercial leases. In addition, depending on market interest rates and our capital and liquidity position, we generally sell all or a portion of our longer-term, fixed-rate residential loans, and usually on a servicing-retained basis. Further, we primarily invest in shorter-duration securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Finally, we have classified all of our investment portfolio as available-for-sale so as to provide flexibility in liquidity management.

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

Quantitative Analysis. The following table sets forth, as of March 31, 2021, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$8,590	4.37%	$11,978	28.84%
+300	9,805	4.99	9,227	22.21
+200	7,058	3.59	6,164	14.84
+100	1,804	0.92	2,962	7.13
0
-25	(6,329)	(3.22)	(598)	(1.44)

The table set forth above indicates that at March 31, 2021, in the event of an immediate 25 basis point decrease in interest rates, the Bank would be expected to experience a 3.22% decrease in NPV and a $598,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 3.59% increase in NPV and a $6.2 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the first quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
January 1, 2021 through January 31, 2021	33,000	$8.98	33,000	401,264
February 1, 2021 through February 28, 2021	4,000	8.63	4,000	397,264
March 1, 2021 through March 31, 2021	109,106	10.56	109,106	288,158
	146,106		146,106

As of March 31, 2021, the Company had repurchased 5,922,597 shares of its common stock out of the 6,210,755 shares of common stock authorized under the current share repurchase authorization approved on March 30, 2015. Pursuant to the share repurchase authorization, as of March 31, 2021, there were 288,158 shares of common stock authorized for repurchase.  On April 19, 2021, the Board extended the expiration of the Company's share repurchase authorization from April 30, 2021 to November 15, 2021, and increased the total number of shares currently authorized for repurchase under the Share Repurchase Program from 6,210,755 shares to 6,460,755 shares, an increase of 250,000 shares.

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
101

The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	April 30, 2021	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer