Form 10-Q
period 2021-06-30
BankFinancial CORP
filed 2021-07-30
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  At July 28, 2021 there were 13,828,522 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION

Form 10-Q

June 30, 2021

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - Unaudited

	June 30, 2021	December 31, 2020
Assets
Cash and due from other financial institutions	$12,185	$14,115
Interest-bearing deposits in other financial institutions	523,851	489,381
Cash and cash equivalents	536,036	503,496
Securities, at fair value	18,883	23,829
Loans receivable, net of allowance for loan losses: June 30, 2021, $6,857 and December 31, 2020, $7,751	1,032,159	1,002,578
Foreclosed assets, net	1,702	157
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises and equipment, net	24,765	24,675
Accrued interest receivable	5,300	3,941
Bank-owned life insurance	19,066	19,015
Deferred taxes	2,363	2,741
Other assets	8,858	8,920
Total assets	$1,656,622	$1,596,842

Liabilities
Deposits
Noninterest-bearing	$325,294	$326,188
Interest-bearing	1,113,280	1,067,356
Total deposits	1,438,574	1,393,544
Borrowings	5,000	4,000
Subordinated Notes, net of unamortized issuance costs	19,568	—
Advance payments by borrowers for taxes and insurance	10,082	8,670
Accrued interest payable and other liabilities	16,962	17,698
Total liabilities	1,490,186	1,423,912

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 14,118,720 shares issued at June 30, 2021 and 14,769,765 shares issued at December 31, 2020	141	148
Additional paid-in capital	100,877	107,815
Retained earnings	65,230	64,754
Accumulated other comprehensive income	188	213
Total stockholders’ equity	166,436	172,930
Total liabilities and stockholders’ equity	$1,656,622	$1,596,842

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest and dividend income
Loans, including fees	$11,192	$12,669	$22,121	$26,280
Securities	52	271	106	575
Other	253	254	518	992
Total interest income	11,497	13,194	22,745	27,847
Interest expense
Deposits	552	1,869	1,220	4,553
Subordinated Notes	170	—	170	—
Total interest expense	722	1,869	1,390	4,553
Net interest income	10,775	11,325	21,355	23,294
Provision for (recovery of ) loan losses	(678)	42	(1,013)	513
Net interest income after provision for (recovery of) loan losses	11,453	11,283	22,368	22,781
Noninterest income
Deposit service charges and fees	800	736	1,538	1,623
Loan servicing fees	141	82	196	145
Mortgage brokerage and banking fees	5	11	17	40
Loss on disposal of other assets	—	—	—	(2)
Trust and insurance commissions and annuities income	283	224	617	506
Earnings on bank-owned life insurance	30	9	51	41
Other	167	101	265	208
Total noninterest income	1,426	1,163	2,684	2,561
Noninterest expense
Compensation and benefits	5,558	5,168	11,029	10,686
Office occupancy and equipment	1,951	1,723	4,089	3,523
Advertising and public relations	179	118	375	270
Information technology	653	808	1,311	1,672
Professional fees	343	289	713	602
Supplies, telephone, and postage	442	284	842	587
Amortization of intangibles	—	7	7	21
Nonperforming asset management	8	57	49	97
Operations of foreclosed assets, net	232	7	285	(10)
FDIC insurance premiums	114	102	220	136
Other	761	686	1,508	1,293
Total noninterest expense	10,241	9,249	20,428	18,877
Income before income taxes	2,638	3,197	4,624	6,465
Income tax expense	712	845	1,229	1,695
Net income	$1,926	$2,352	$3,395	$4,770
Basic and diluted earnings per common share	$0.13	$0.16	$0.23	$0.32
Basic and diluted weighted average common shares outstanding	14,433,748	14,978,757	14,577,958	15,092,244

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) - Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$1,926	$2,352	$3,395	$4,770
Unrealized holding gain (loss) arising during the period	(28)	108	(35)	11
Tax effect	8	(28)	10	(2)
Net of tax	(20)	80	(25)	9
Comprehensive income	$1,906	$2,432	$3,370	$4,779

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data) - Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
For the three months ended

Balance at April, 1 2020	$151	$110,220	$62,469	$155	$172,995
Net income	—	—	2,352	—	2,352
Other comprehensive income, net of tax	—	—	—	80	80
Repurchase and retirement of common stock (181,640 shares)	(2)	(1,472)	—	—	(1,474)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,499)	—	(1,499)
Balance at June 30, 2020	$149	$108,748	$63,322	$235	$172,454

Balance at April, 1 2021	$146	$106,329	$64,750	$208	$171,433
Net income	—	—	1,926	—	1,926
Other comprehensive loss, net of tax	—	—	—	(20)	(20)
Repurchase and retirement of common stock (504,939 shares)	(5)	(5,452)	—	—	(5,457)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,446)	—	(1,446)
Balance at June 30, 2021	$141	$100,877	$65,230	$188	$166,436

For the six months ended

Balance at January 1, 2020	$153	$112,420	$61,573	$226	$174,372
Net income	—	—	4,770	—	4,770
Other comprehensive income, net of tax	—	—	—	9	9
Repurchase and retirement of common stock (387,836 shares)	(4)	(3,672)	—	—	(3,676)
Cash dividends declared on common stock ($0.20 per share)	—	—	(3,021)	—	(3,021)
Balance at June 30, 2020	$149	$108,748	$63,322	$235	$172,454

Balance at January 1, 2021	$148	$107,815	$64,754	$213	$172,930
Net income	—	—	3,395	—	3,395
Other comprehensive loss, net of tax	—	—	—	(25)	(25)
Repurchase and retirement of common stock (651,045 shares)	(7)	(6,938)	—	—	(6,945)
Cash dividends declared on common stock ($0.20 per share)	—	—	(2,919)	—	(2,919)
Balance at June 30, 2021	$141	$100,877	$65,230	$188	$166,436

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net income	$3,395	$4,770
Adjustments to reconcile net income to net cash from operating activities
Provision for (recovery of) loan losses	(1,013)	513
Depreciation and amortization	1,001	877
Net change in net deferred loan origination costs	516	454
Gain on sale of foreclosed assets	(51)	(30)
Loss on disposal of other assets	—	2
Foreclosed assets valuation adjustments	281	—
Earnings on bank-owned life insurance	(51)	(41)
Net change in:
Accrued interest receivable	(1,359)	116
Other assets	530	2,316
Accrued interest payable and other liabilities	(736)	(2,539)
Net cash from operating activities	2,513	6,438
Cash flows from investing activities
Securities
Proceeds from maturities	10,412	35,318
Proceeds from principal repayments	699	1,386
Purchases of securities	(6,200)	(35,940)
Net (increase) decrease in loans receivable	(28,682)	85,164
Loan participation purchased	(5,000)	—
Proceeds from sale of foreclosed assets	2,698	95
Purchase of premises and equipment, net	(1,037)	(795)
Net cash (used in) from investing activities	(27,110)	85,228
Cash flows from financing activities
Net change in:
Deposits	45,030	103,398
Borrowings	1,000	3,939
Advance payments by borrowers for taxes and insurance	1,412	2,134
Proceeds from issuance of Subordinated Notes	20,000	—
Costs paid for issuance of Subordinated Notes	(441)	—
Repurchase and retirement of common stock	(6,945)	(3,676)
Cash dividends paid on common stock	(2,919)	(3,021)
Net cash from financing activities	57,137	102,774
Net change in cash and cash equivalents	32,540	194,440
Beginning cash and cash equivalents	503,496	190,325
Ending cash and cash equivalents	$536,036	$384,765

Supplemental disclosures of cash flow information:
Interest paid	$1,234	$4,564
Income taxes paid	1,831	226
Income taxes refunded	—	8
Loans transferred to foreclosed assets	4,473	33
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	866	111

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, NA (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the six month period ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending  December 31, 2021 or for any other period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income available to common stockholders	$1,926	$2,352	$3,395	$4,770
Basic and diluted weighted average common shares outstanding	14,433,748	14,978,757	14,577,958	15,092,244
Basic and diluted earnings per common share	$0.13	$0.16	$0.23	$0.32

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
June 30, 2021
Certificates of deposit	$10,905	$—	$—	$10,905
Municipal securities	401	3	—	404
Mortgage-backed securities - residential	5,458	248	—	5,706
Collateralized mortgage obligations - residential	1,863	5	—	1,868
	$18,627	$256	$—	$18,883
December 31, 2020
Certificates of deposit	$15,117	$—	$—	$15,117
Municipal securities	402	7	—	409
Mortgage-backed securities - residential	5,826	282	—	6,108
Collateralized mortgage obligations - residential	2,193	3	(1)	2,195
	$23,538	$292	$(1)	$23,829

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

	June 30, 2021
	Amortized Cost	Fair Value
Due in one year or less	$11,306	$11,309
Mortgage-backed securities - residential	5,458	5,706
Collateralized mortgage obligations - residential	1,863	1,868
	$18,627	$18,883

Investment securities available-for-sale with carrying value of $1.2 million at June 30, 2021 and December 31, 2020, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.

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

There were no unrealized loss positions at  June 30, 2021.  Certain collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at December 31, 2020, but the unrealized loss was not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are as follows:

	June 30, 2021	December 31, 2020
One-to-four family residential real estate	$34,762	$41,691
Multi-family mortgage	434,635	452,241
Nonresidential real estate	100,008	108,658
Construction and land	499	499
Commercial loans and leases	467,461	405,057
Consumer	1,796	1,812
	1,039,161	1,009,958
Net deferred loan origination fees and costs	(145)	371
Allowance for loan losses	(6,857)	(7,751)
Loans, net	$1,032,159	$1,002,578

The following tables present the balance in the allowance for loan losses and loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
June 30, 2021
One-to-four family residential real estate	$—	$396	$396	$1,485	$33,277	$34,762
Multi-family mortgage	—	3,690	3,690	509	434,126	434,635
Nonresidential real estate	28	1,308	1,336	296	99,712	100,008
Construction and land	—	11	11	—	499	499
Commercial loans and leases	—	1,377	1,377	—	467,461	467,461
Consumer	—	47	47	—	1,796	1,796
	$28	$6,829	$6,857	$2,290	$1,036,871	1,039,161
Net deferred loan origination fees and costs						(145)
Allowance for loan losses						(6,857)
Loans, net						$1,032,159

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2020
One-to-four family residential real estate	$—	$518	$518	$1,718	$39,973	$41,691
Multi-family mortgage	—	4,062	4,062	520	451,721	452,241
Nonresidential real estate	28	1,541	1,569	296	108,362	108,658
Construction and land	—	12	12	—	499	499
Commercial loans and leases	—	1,536	1,536	—	405,057	405,057
Consumer	—	54	54	—	1,812	1,812
	$28	$7,723	$7,751	$2,534	$1,007,424	1,009,958
Net deferred loan origination fees and costs						371
Allowance for loan losses						(7,751)
Loans, net						$1,002,578

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following table represents the activity in the allowance for loan losses by portfolio segment:

	Beginning balance	Provision for (recovery of) loan losses	Loans charged off	Recoveries	Ending balance
For the three months ended

June 30, 2021
One-to-four family residential real estate	$465	$(118)	$—	$49	$396
Multi-family mortgage	3,902	(222)	—	10	3,690
Nonresidential real estate	1,592	(256)	—	—	1,336
Construction and land	12	(1)	—	—	11
Commercial loans and leases	1,377	(87)	—	87	1,377
Consumer	47	6	(6)	—	47
	$7,395	$(678)	$(6)	$146	$6,857

June 30, 2020
One-to-four family residential real estate	$682	$(20)	$—	$3	$665
Multi-family mortgage	3,869	301	—	15	4,185
Nonresidential real estate	1,460	142	—	—	1,602
Commercial loans and leases	2,055	(398)	—	1	1,658
Consumer	46	17	(17)	—	46
	$8,112	$42	$(17)	$19	$8,156

	Beginning balance	Provision for (recovery of) loan losses	Loans charged off	Recoveries	Ending balance
For the six months ended

June 30, 2021
One-to-four family residential real estate	$518	$(231)	$—	$109	$396
Multi-family mortgage	4,062	(393)	—	21	3,690
Nonresidential real estate	1,569	(233)	—	—	1,336
Construction and land	12	(1)	—	—	11
Commercial loans and leases	1,536	(161)	(86)	88	1,377
Consumer	54	6	(15)	2	47
	$7,751	$(1,013)	$(101)	$220	$6,857

June 30, 2020
One-to-four family residential real estate	$675	$(21)	$(5)	$16	$665
Multi-family mortgage	3,676	482	—	27	4,185
Nonresidential real estate	1,176	426	—	—	1,602
Commercial loans and leases	2,065	(410)	—	3	1,658
Consumer	40	36	(30)	—	46
	$7,632	$513	$(35)	$46	$8,156

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Impaired loans

The following tables present loans individually evaluated for impairment by class of loans:

					Three Months Ended		Six Months Ended
					June 30, 2021		June 30, 2021
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2021
With no related allowance recorded:
One-to-four family residential real estate	$1,676	$1,485	$192	$—	$1,513	$7	$1,574	$15
Multi-family mortgage - Illinois	509	509	—	—	512	8	515	15
	2,185	1,994	192	—	2,025	15	2,089	30

With an allowance recorded - nonresidential real estate	280	296	—	28	296	—	296	—
	$2,465	$2,290	$192	$28	$2,321	$15	$2,385	$30

					Year ended
					December 31, 2020
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2020
With no related allowance recorded:
One-to-four family residential real estate	$2,069	$1,718	$363	$—	$1,782	$42
Multi-family mortgage - Illinois	520	520	—	—	594	31
	2,589	2,238	363	—	2,376	73

With an allowance recorded - nonresidential real estate	280	296	—	28	289	—
	$2,869	$2,534	$363	$28	$2,665	$73

Nonaccrual Loans

The following tables present the recorded investment in nonaccrual and loans 90 days or more past due still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
June 30, 2021
One-to-four family residential real estate	$618	$588	$—
Nonresidential real estate	280	296	—
	$898	$884	$—
December 31, 2020
One-to-four family residential real estate	$946	$925	$—
Nonresidential real estate	280	296	—
	$1,226	$1,221	$—

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company’s reserve for uncollected loan interest was $129,000 and $133,000 at June 30, 2021 and December 31, 2020, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2021
One-to-four family residential real estate loans:
Owner occupied	$—	$—	$588	$588	$27,060	$27,648
Non-owner occupied	14	—	—	14	7,100	7,114
Multi-family mortgage:
Illinois	—	—	—	—	223,738	223,738
Other	—	—	—	—	210,897	210,897
Nonresidential real estate	—	—	296	296	99,712	100,008
Construction and land	—	—	—	—	499	499
Commercial loans and leases:
Commercial	—	—	—	—	79,193	79,193
Asset-based	—	—	—	—	1,759	1,759
Equipment finance:
Government	—	—	—	—	158,772	158,772
Investment-rated	9	—	—	9	81,459	81,468
Other	267	1,635	—	1,902	144,367	146,269
Consumer	1	2	—	3	1,793	1,796
	$291	$1,637	$884	$2,812	$1,036,349	$1,039,161

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2020
One-to-four family residential real estate loans:
Owner occupied	$252	$211	$834	$1,297	$32,078	$33,375
Non-owner occupied	3	132	91	226	8,090	8,316
Multi-family mortgage:
Illinois	86	—	—	86	221,943	222,029
Other	—	—	—	—	230,212	230,212
Nonresidential real estate	—	—	296	296	108,362	108,658
Construction and land	—	—	—	—	499	499
Commercial loans and leases:
Commercial	4,886	—	—	4,886	72,809	77,695
Asset-based	—	—	—	—	1,740	1,740
Equipment finance:
Government	2,468	—	—	2,468	100,272	102,740
Investment-rated	618	225	—	843	86,417	87,260
Other	853	2,487	—	3,340	132,282	135,622
Consumer	6	5	—	11	1,801	1,812
	$9,172	$3,060	$1,221	$13,453	$996,505	$1,009,958

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

The following table presents the PPP activity:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Paycheck protection program:
Number of loans originated	45	305	238	305
Loan balance originations	$1,511	$11,024	$10,135	$11,024
Loan balance forgiven	$1,834	$117	$9,737	$117

	June 30, 2021	December 31, 2020
Paycheck protection program loans
Number of loans	248	290
Loan balance	$10,579	$10,180

COVID-19 Loan Forbearance Programs

Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring ("TDR") pursuant to US GAAP.  In addition, the Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (“OCC Bulletin 2020-50”) provides more limited circumstances in which a loan modification is not subject to classification as a TDR and also defines the circumstances where the borrower’s loan is reported as current on loan payments. Pursuant to these new capabilities, we developed several loan forbearance programs to assist borrowers with managing cash flows disrupted due to COVID-19.

Our Apartment and Commercial Real Estate COVID-19 Qualified Limited Forbearance Agreement permitted borrowers who qualified under Section 4013 of the CARES Act to make an election to pay only scheduled interest and escrow payments (if applicable) for a four-month period beginning in April 2020, and to pay all deferred principal payments by December 2020.

Our Small Investment Property COVID-19 Qualified Limited Forbearance Agreement permitted borrowers with loan balances under $750,000 who qualified under Section 4013 of the CARES Act to make an election to pay only scheduled interest and escrow payments (if applicable) for a four-month period beginning in April 2020, and to pay all deferred principal payments by December 2020.   In addition, the borrower could elect to defer the May 2020 loan payment entirely, with all deferred interest amounts due by December 2020 and all deferred principal amounts due by June 30, 2021.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

At June 30, 2021, all loan deferrals in the COVID-19 forbearance program have been paid in full.

The following table summarizes the remaining loan forbearance modifications as of December 31, 2020:

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

The Company had no TDRs at June 30, 2021 and December 31, 2020. During the three and six months ended June 30, 2021 and 2020, there were no loans modified and classified as TDRs. During the three and six months ended June 30, 2021 and 2020, there were no TDR loans that subsequently defaulted within twelve months of their modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.

Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
June 30, 2021
One-to-four family residential real estate loans:
Owner occupied	$26,785	$—	$275	$588	$27,648
Non-owner occupied	6,973	26	115	—	7,114
Multi-family mortgage:
Illinois	223,410	328	—	—	223,738
Other	210,897	—	—	—	210,897
Nonresidential real estate	99,712	—	—	296	100,008
Construction and land	499	—	—	—	499
Commercial loans and leases:
Commercial	79,193	—	—	—	79,193
Asset-based	1,759	—	—	—	1,759
Equipment finance:
Government	158,772	—	—	—	158,772
Investment-rated	81,468	—	—	—	81,468
Other	145,528	741	—	—	146,269
Consumer	1,789	3	4	—	1,796
	$1,036,785	$1,098	$394	$884	$1,039,161

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

	June 30, 2021			December 31, 2020
	Balance	Valuation Allowance	Net Balance	Balance	Valuation Allowance	Net Balance
Other real estate owned:
One–to–four family residential	$447	$(112)	$335	$157	$—	$157
Nonresidential real estate	170	(30)	140	—	—	—
	617	(142)	475	157	—	157

Other foreclosed assets	1,366	(139)	1,227	—	—	—
	$1,983	$(281)	$1,702	$157	$—	$157

The following represents the roll forward of foreclosed assets:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Beginning balance	$4,630	$110	$157	$186
New foreclosed assets	—	33	4,473	33
Valuation adjustments	(281)	—	(281)	—
Sales	(2,647)	—	(2,647)	(76)
Ending balance	$1,702	$143	$1,702	$143

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5 - FORECLOSED ASSETS (continued)

Activity in the valuation allowance is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Beginning balance	$—	$—	$—	$—
Additions charged to expense	281	—	281	—
Reductions from sales	—	—	—	—
Ending balance	$281	$—	$281	$—

There were no valuation allowances at  December 31, 2020.

At June 30, 2021 and December 31, 2020, the balance of OREO includes no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At June 30, 2021 and December 31, 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $108,000 and $187,000, respectively.  The other foreclosed assets consist of non real estate collateral repossessed related to a previously classified Chicago area commercial loan.

NOTE 6 - LEASES

The following table represents the classification of the Company's right of use and lease liabilities:

	Statement of Financial Condition Location	June 30, 2021	December 31, 2020
Operating Lease Right of Use Asset:
Gross carrying amount		$6,805	$6,694
New lease obligation		866	111
Accumulated amortization		(2,211)	(1,730)
Net recorded value	Other assets	$5,460	$5,075

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$5,460	$5,075

Amortization expense was $260,000 and $221,000 for the three months ended  June 30, 2021 and 2020, respectively, and $481,000 and $439,000 for the six months ended June 30, 2021 and 2020, respectively.  At  June 30, 2021, the weighted-average remaining lease term for the operating leases was 7.3 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.83%. The Company utilized the FHLB fixed rate advance rate for the term most closely aligning with the remaining lease term at inception.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Lease cost:	2021	2020	2021	2020
Operating lease cost	$260	$221	$481	$439
Short-term lease cost	43	41	92	71
Sublease income	(7)	(20)	(22)	(38)
Total lease cost	$296	$242	$551	$472

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$275	$238	$516	$471

Future minimum payments under non-cancellable operating leases with terms longer than 12 months, are as follows.  Future minimum payments on shorter term leases are excluded as the amounts are insignificant.

Twelve months ended June 30,
2022	$1,230
2023	1,297
2024	962
2025	543
2026	510
Thereafter	1,961
Total future minimum operating lease payments	6,503
Amounts representing interest	(1,043)
Present value of net future minimum operating lease payments	$5,460

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - BORROWINGS AND SUBORDINATED NOTES

Borrowings and Subordinated Notes were as follows:

	June 30, 2021		December 31, 2020
	Contractual		Contractual
	Rate	Amount	Rate	Amount
Fixed-rate advance from FHLB, due May 9, 2022	—%	$5,000	—%	$4,000
Subordinated Notes, due May 15, 2031	3.75%	19,568	—%	—
Line of credit, due March 31, 2022	2.50%	—	2.50%	—

On April 14, 2021, the Company entered into Subordinated Note Purchase Agreements (collectively, the “Purchase Agreement”) with certain qualified institutional buyers and accredited investors (the “Purchasers”) pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).

The Company incurred $441,000 of issuance costs associated with the Subordinated Notes.  These will be amortized over the 10-year life of the Notes.  At June 30, 2021, there were $432,000 in remaining unamortized costs and is presented as a reduction of the principal amount within Subordinated Notes.

The Notes bear interest at a fixed annual rate of 3.75%, from and including the date of issuance to but excluding May 15, 2026, payable semi-annually in arrears. From and including May 15, 2026 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to Three-Month Term SOFR (as defined in the Note) plus 299 basis points, payable quarterly in arrears. As provided in the Notes, under specified conditions the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR.   The Notes have a stated maturity date of May 15, 2031 and are redeemable, in whole or in part, on May 15, 2026, on any interest payment date thereafter, and at any time upon the occurrence of certain events.

Principal and interest on the Notes are subject to acceleration only in limited circumstances in the case of certain bankruptcy and insolvency-related events with respect to the Company. The Notes are unsecured, subordinated obligations of the Company and generally rank junior in right of payment to the Company’s current and future senior indebtedness. The Notes qualify as Tier 2 capital of the Company for regulatory capital purposes.

In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime Rate as published in the Wall Street Journal rate minus 0.75%, with a minimum rate of 2.40%.  The line of credit was extended and will mature on March 31, 2022.  The line of credit had no outstanding balance at  June 30, 2021 and December 31, 2020.

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2021
Securities:
Certificates of deposit	$—	$10,905	$—	$10,905
Municipal securities	—	404	—	404
Mortgage-backed securities – residential	—	5,706	—	5,706
Collateralized mortgage obligations – residential	—	1,868	—	1,868
	$—	$18,883	$—	$18,883
December 31, 2020
Securities:
Certificates of deposit	$—	$15,117	$—	$15,117
Municipal securities	—	409	—	409
Mortgage-backed securities - residential	—	6,108	—	6,108
Collateralized mortgage obligations – residential	—	2,195	—	2,195
	$—	$23,829	$—	$23,829

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2021
Impaired loans - nonresidential real estate	$—	$—	$268	$268

Foreclosed assets:
One–to–four family residential	$—	$—	$258	$258
Nonresidential real estate	—	—	140	140
Other foreclosed assets	—	—	1,170	1,170
	$—	$—	$1,568	$1,568

December 31, 2020
Impaired loans - nonresidential real estate	$—	$—	$268	$268

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 8 - FAIR VALUE (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, had a carrying amount of $296,000, with a valuation allowance of $28,000 at June 30, 2021 and  December 31, 2020. There was no change in the provision for loan losses of $28,000 for the three and six months ended June 30, 2021, compared to no specific provision for loan losses for the three and six months ended June 30, 2020.

Foreclosed  assets are carried at the lower of cost or fair value less costs to sell.  At  June 30, 2021 foreclosed assets had a carrying value of $2.0 million less a valuation allowance of $281,000, or $1.7 million. At  December 31, 2020, there were no foreclosed assets with valuation allowances.  There were $281,000 of valuation adjustments of foreclosed assets recorded in the three and six months ended  June 30, 2021, compared to no valuation adjustment recorded for the three or six months ended June 30, 2020.

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
June 30, 2021
Impaired loans - nonresidential real estate	$268	Sales comparison	Discount applied to valuation	22.0%

Foreclosed assets:
One–to–four family residential	$258	Sales comparison	Discount applied to valuation	19.9%
Nonresidential real estate	140	Sales comparison	Discount applied to valuation	11.8%
Other foreclosed assets	1,170	Redemption value	Discount applied to valuation	26.6%
	$1,568

December 31, 2020
Impaired loans - nonresidential real estate	$268	Sales comparison	Discount applied to valuation	22.0%

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at June 30, 2021 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$536,036	$12,185	$523,851	$—	$536,036
Securities	18,883	—	18,883	—	18,883
Loans receivable, net of allowance for loan losses	1,032,159	—	—	1,032,896	1,032,896
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	5,300	—	43	5,257	5,300
Financial liabilities
Certificates of deposit	224,924	—	225,246	—	225,246
Borrowings	5,000	—	4,997	—	4,997
Subordinated Notes	19,568	—	20,551	—	20,551

		Fair Value Measurements at December 31, 2020 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$503,496	$14,115	$489,381	$—	$503,496
Securities	23,829	—	23,829	—	23,829
Loans receivable, net of allowance for loan losses	1,002,578	—	—	1,004,854	1,004,854
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	3,941	—	52	3,889	3,941
Financial liabilities
Certificates of deposit	253,000	—	253,906	—	253,906
Borrowings	4,000	—	3,998	—	3,998

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Deposit service charges and fees	$800	$736	$1,538	$1,623
Loan servicing fees (1)	141	82	196	145
Mortgage brokerage and banking fees (1)	5	11	17	40
Loss on disposal of other assets	—	—	—	(2)
Trust and insurance commissions and annuities income	283	224	617	506
Earnings on bank-owned life insurance (1)	30	9	51	41
Other (1)	167	101	265	208
Total noninterest income	$1,426	$1,163	$2,684	$2,561

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees.  Interchange income was $435,000 and $343,000 for the three months ended June 30, 2021 and 2020, respectively.  Interchange income was $816,000 and $694,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed assets asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed assets sales for the three and  six months ended June 30, 2021 and 2020 were not financed by the Company.

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

Overview

We reported net income of $1.9 million, or $0.13, per common share for the quarter ended June 30, 2021. At June 30, 2021, the Company had total assets of $1.657 billion, total loans of $1.032 billion, total deposits of $1.439 billion and stockholders' equity of $166 million.

Total net loans increased by $3.3 million for the quarter ended June 30, 2021, primarily due to continued strong originations of middle-market, small-ticket and corporate commercial equipment finance transactions and increased utilization of commercial lessor finance lines of credit.  Total commercial loans and leases increased by $24.8 million (5.6%) for the quarter ended June 30, 2021, compared to an increase of $37.6 million (9.3%) for the quarter ended March 31, 2021.  The total balance of SBA Paycheck Protection Program (PPP) commercial loans was $10.6 million at June 30, 2021, as we originated $1.5 million in new PPP loans and we received $1.8 million in PPP forgiveness and other payments for the quarter.  Multi-family mortgages declined by $6.2 million (1.4%) as increased loan originations nearly offset slightly reduced loan payoffs.  Nonresidential real estate declined by $12.1 million (10.8%) due to our continued reduction of exposures to certain collateral primarily dependent on retail/restaurant rental income, and also due to the sale of an industrial property related to a liquidated business.

Total deposits increased by $16.5 million during the three months ended June 30, 2021, primarily due to a $28.2 million increase in core retail and business deposits, partially offset by a $9.9 million decrease in retail certificates of deposit.

Net interest income increased by $195,000 due to an increase in average loans for the three month period and revenues related to PPP loan forgiveness.  Interest expense increased by $54,000 primarily due to $170,000 of Subordinated Notes interest expense, which commenced in April 2021, partially offset by a reduction in the cost of deposits.  Net interest income after recovery of loan losses increased by $538,000, primarily due to total recoveries of $146,000 of previously charged off loans and a $678,000 reduction in the general allowance for losses on loans and leases due to improved asset quality and inherent credit risk factors.  Noninterest income increased by $168,000 primarily due to increased fees on retail deposit accounts, loan fees, trust fees, and other fees, partially offset by a seasonal reduction in insurance commission income.  Noninterest expenses increased $54,000 due to increased compensation for commercial finance, equipment finance and multi-family real estate loan personnel and a $179,000 increase in foreclosed assets expense.

The Company’s ratio of nonperforming loans to total loans was 0.09%.  Nonperforming commercial-related loans represented 0.03% of total commercial-related loans at June 30, 2021. The ratio of nonperforming assets to total assets decreased to 0.16% at June 30, 2021, due to a substantial reduction of $4.3 million of collateral repossessed related to a previously classified Chicago commercial loan in the first quarter of 2021.  Our allowance for loan losses decreased to 0.66% of total loans as of June 30, 2021.

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 10.05% at June 30, 2021. The Company repurchased 504,939 of its common shares during the quarter ended June 30, 2021. The Company’s book value per common share increased to $11.79 per share at June 30, 2021.

SELECTED FINANCIAL DATA

The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	June 30, 2021	December 31, 2020	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,656,622	$1,596,842	$59,780
Loans, net	1,032,159	1,002,578	29,581
Securities, at fair value	18,883	23,829	(4,946)
Foreclosed assets, net	1,702	157	1,545
Deposits	1,438,574	1,393,544	45,030
Borrowings	5,000	4,000	1,000
Subordinated Notes, net of unamortized issuance costs	19,568	—	19,568
Equity	166,436	172,930	(6,494)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
	(In thousands)
Selected Operating Data:
Interest income	$11,497	$13,194	$(1,697)	$22,745	$27,847	$(5,102)
Interest expense	722	1,869	(1,147)	1,390	4,553	(3,163)
Net interest income	10,775	11,325	(550)	21,355	23,294	(1,939)
Provision for (recovery of) loan losses	(678)	42	(720)	(1,013)	513	(1,526)
Net interest income after provision for (recovery of) loan losses	11,453	11,283	170	22,368	22,781	(413)
Noninterest income	1,426	1,163	263	2,684	2,561	123
Noninterest expense	10,241	9,249	992	20,428	18,877	1,551
Income before income taxes	2,638	3,197	(559)	4,624	6,465	(1,841)
Income tax expense	712	845	(133)	1,229	1,695	(466)
Net income	$1,926	$2,352	$(426)	$3,395	$4,770	$(1,375)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.47%	0.61%	0.42%	0.63%
Return on equity (ratio of net income to average equity) (1)	4.52	5.42	3.96	5.47
Average equity to average assets	10.39	11.27	10.62	11.60
Net interest rate spread (1) (2)	2.67	2.90	2.70	3.04
Net interest margin (1) (3)	2.75	3.09	2.78	3.26
Efficiency ratio (4)	83.94	74.06	84.98	73.01
Noninterest expense to average total assets (1)	2.50	2.40	2.53	2.51
Average interest-earning assets to average interest-bearing liabilities	140.97	138.21	141.23	135.41
Dividends declared per share	$0.10	$0.10	$0.20	$0.20
Dividend payout ratio	75.10%	63.73%	86.00%	63.33%

	At June 30, 2021	At December 31, 2020
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.16%	0.09%
Nonperforming loans to total loans	0.09	0.12
Allowance for loan losses to nonperforming loans	775.68	634.81
Allowance for loan losses to total loans	0.66	0.77
Capital Ratios:
Equity to total assets at end of period	10.05%	10.83%
Tier 1 leverage ratio (Bank only)	10.03%	10.10%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	218	210

(1)	Ratios annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets include nonperforming loans and foreclosed assets.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total assets increased $59.8 million, or 3.7%, to $1.657 billion at June 30, 2021, from $1.597 billion at December 31, 2020. The increase in total assets was primarily due to increases in cash and cash equivalents and loans receivable.  Cash and cash equivalents increased $32.5 million to $536.0 million at June 30, 2021, from $503.5 million at December 31, 2020.  Loans increased $29.6 million, or 3.0%, to $1.032 billion at June 30, 2021, from $1.003 billion at December 31, 2020.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, and commercial loans and leases), which together totaled 96.5% of gross loans at June 30, 2021. During the six months ended June 30, 2021, commercial loans and leases increased by $62.4 million, or 15.4%.  Nonresidential real estate loans decreased $8.7 million, or 8.0%, while multi-family loans decreased by $17.6 million, or 3.9%. The increase in commercial loans and leases was primarily due to $61.1 million of government equipment finance originations as well as $10.1 million of Paycheck Protection Program loan originations.

Our primary lending area consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area and engage in certain types of commercial lending and leasing activities on a nationwide basis. At June 30, 2021, $221.6 million, or 51.0%, of our multi-family mortgage loans were in the Metropolitan Statistical Area for Chicago, Illinois; $92.3 million, or 21.2%, were in Texas; $40.3 million, or 9.3%, were in Colorado; and $39.9 million, or 9.2%, were in Florida.  This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.

Total liabilities increased $66.3 million, or 4.7%, to $1.490 billion at June 30, 2021, from $1.424 billion at December 31, 2020, due to an increase in total deposits and the issuance of $20.0 million of Subordinated Notes.  Total deposits increased $45.0 million, or 3.2%, to $1.439 billion at June 30, 2021, from $1.394 billion at December 31, 2020.  Interest-bearing NOW accounts increased $31.9 million, or 9.5%, to $368.9 million at June 30, 2021, from $337.0 million at December 31, 2020.  Money market accounts increased $25.0 million, or 8.4%, to $322.8 million at June 30, 2021, from $297.8 million at December 31, 2020.  Savings accounts increased $17.1 million, or 9.5%, to $196.7 million at June 30, 2021, from $179.6 million at December 31, 2020. Noninterest-bearing demand deposits decreased $894,000, or 0.3%, to $325.3 million at June 30, 2021, from $326.2 million at December 31, 2020.  Retail certificates of deposit decreased $25.3 million, or 10.3%, to $220.5 million at June 30, 2021, from $245.8 million at December 31, 2020 and wholesale certificates of deposit decreased $2.7 million, or 38.1%, to $4.4 million at June 30, 2021, from $7.2 million at December 31, 2020. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 84.4% of total deposits at June 30, 2021, compared to 81.8% at December 31, 2020.  Borrowings increased by $1.0 million from the FHLB, by obtaining a FHLB advance of $5.0 million at zero percent interest rate for a one year term in May 2021.  The Company completed the issuance of $20.0 million of Subordinated Notes in April 2021.

Total stockholders’ equity was $166.4 million at June 30, 2021, compared to $172.9 million at December 31, 2020. The decrease in total stockholders’ equity was primarily due to our repurchase of 651,045 shares of our common stock during the six months ended June 30, 2021 at a total cost of $6.9 million, and our declaration and payment of cash dividends totaling $2.9 million during the same period. These reductions in total stockholders’ equity were partially offset by the net income of $3.4 million that the Company recorded for the six months ended June 30, 2021.

Operating Results for the Three Months Ended June 30, 2021 and 2020

Net Income. Net income was $1.9 million for the three months ended June 30, 2021, compared to $2.4 million for the three months ended June 30, 2020. Earnings per basic and fully diluted share of common stock were $0.13 for the three months ended June 30, 2021, compared to $0.16 for the three months ended June 30, 2020.

Net Interest Income. Net interest income was $10.8 million for the three months ended June 30, 2021, compared to $11.3 million for the three months ended June 30, 2020. The decrease in net interest income reflected a $1.7 million, or 12.9%, decrease in interest income, partially offset by a $1.1 million decrease in interest expense.

The decrease in net interest income was due in substantial part to a decrease in the average yield on interest-earning assets, which was partially offset by a decrease in the cost of interest-bearing liabilities and an increase in total average interest-earning assets. Loan interest income for the three months ended June 30, 2021 includes amortized fees of $112,000 from SBA Paycheck Protection Program loans.  Also included in loan interest income was $164,000 of interest recovered from a previously charged-off commercial loan. We recorded prepayment income of $148,000 for the three months ended June 30, 2021, compared to $206,000 for the same period in 2020.  The yield on interest-earning assets decreased 67 basis points to 2.93% for the three months ended June 30, 2021, from 3.60% for the three months ended June 30, 2020. The cost of interest-bearing liabilities decreased 44 basis points to 0.26% for the three months ended June 30, 2021, from 0.70% for the same period in 2020. Total average interest-earning assets increased $97.5 million, or 6.6%, to $1.573 billion for the three months ended June 30, 2021, from $1.476 billion for the same period in 2020.  Total average interest-bearing liabilities increased $48.3 million, or 4.5%, to $1.116 billion for the three months ended June 30, 2021, from $1.068 billion for the same period in 2020.  The increase in interest-bearing liabilities is partly attributable to the Company's issuance of $20.0 million of Subordinated Notes in April 2021.  Our net interest rate spread decreased by 23 basis points to 2.67% for the three months ended June 30, 2021, from 2.90% for the same period in 2020. Our net interest margin decreased by 34 basis points to 2.75% for the three months ended June 30, 2021, from 3.09% for the same period in 2020.

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

	For the Three Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,041,696	$11,192	4.31%	$1,116,067	$12,669	4.57%
Securities	20,735	52	1.01	66,750	271	1.63
Stock in FHLB and FRB	7,490	84	4.50	7,490	86	4.62
Other	503,508	169	0.13	285,594	168	0.24
Total interest-earning assets	1,573,429	11,497	2.93	1,475,901	13,194	3.60
Noninterest-earning assets	67,574			65,451
Total assets	$1,641,003			$1,541,352
Interest-bearing liabilities:
Savings deposits	$194,062	30	0.06	$163,238	27	0.07
Money market accounts	317,878	112	0.14	258,000	202	0.31
NOW accounts	352,642	123	0.14	285,838	128	0.18
Certificates of deposit	230,007	287	0.50	358,404	1,512	1.70
Total deposits	1,094,589	552	0.20	1,065,480	1,869	0.71
Borrowings and Subordinated Notes	21,516	170	3.17	2,374	—	—
Total interest-bearing liabilities	1,116,105	722	0.26	1,067,854	1,869	0.70
Noninterest-bearing deposits	329,797			273,523
Noninterest-bearing liabilities	24,592			26,298
Total liabilities	1,470,494			1,367,675
Equity	170,509			173,677
Total liabilities and equity	$1,641,003			$1,541,352
Net interest income		$10,775			$11,325
Net interest rate spread (2)			2.67%			2.90%
Net interest-earning assets (3)	$457,324			$408,047
Net interest margin (4)			2.75%			3.09%
Ratio of interest-earning assets to interest-bearing liabilities	140.97%			138.21%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

We recorded a recovery of loan losses of $678,000 for the three months ended June 30, 2021, compared to a provision for loan losses of $42,000 for the same period in 2020. The provision for, or recovery of, loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses that is attributable to loans collectively evaluated for impairment decreased $538,000, or 7.3%, to $6.8 million at June 30, 2021, from $7.4 million at March 31, 2021. There were $28,000 of reserves established for loans individually evaluated for impairment at June 30, 2021 and March 31, 2021.  Net recoveries were $140,000 for the three months ended June 30, 2021, compared to net recoveries of $2,000 for the three months ended June 30, 2020.

The allowance for loan losses as a percentage of nonperforming loans was 775.68% at June 30, 2021, compared to 634.81% at December 31, 2020.

Noninterest Income

	Three Months Ended
	June 30,
	2021	2020	Change
	(Dollars in thousands)
Deposit service charges and fees	$800	$736	$64
Loan servicing fees	141	82	59
Mortgage brokerage and banking fees	5	11	(6)
Trust and insurance commissions and annuities income	283	224	59
Earnings on bank-owned life insurance	30	9	21
Other	167	101	66
Total noninterest income	$1,426	$1,163	$263

Noninterest income increased $263,000, or 22.6%, for the three months ended June 30, 2021 to $1.4 million, compared to $1.2 million for the same period in 2020.  Deposit service charges increased $64,000, or 8.7%, primarily due to increased debit card fees. Loan servicing fees increased $59,000, or 72.0%, due to the collection of $61,000 of a release fee from a corporate lessor.  Mortgage brokerage and banking fees decreased $6,000 for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 due to payoffs and paydowns on serviced mortgage loans.  Trust and insurance commissions and annuities income increased $59,000, or 26.3%, to $283,000 for the three months ended June 30, 2021, from $224,000 for the three months ended June 30, 2020 due to increased assets under management.  Earnings on bank-owned life insurance increased by $21,000 to $30,000 for the three months ended June 30, 2021. Other income increased $66,000, or 65.3%, to $167,000 for the three months ended June 30, 2021, compared to $101,000 for the three months ended June 30, 2020, due to the receipt of $67,000 for the final dissolution of a low-income housing investment.

Noninterest Expense

	Three Months Ended
	June 30,
	2021	2020	Change
	(Dollars in thousands)
Compensation and benefits	$5,558	$5,168	$390
Office occupancy and equipment	1,951	1,723	228
Advertising and public relations	179	118	61
Information technology	653	808	(155)
Professional fees	343	289	54
Supplies, telephone and postage	442	284	158
Amortization of intangibles	—	7	(7)
Nonperforming asset management	8	57	(49)
Operations of foreclosed assets, net	232	7	225
FDIC insurance premiums	114	102	12
Other	761	686	75
Total noninterest expense	$10,241	$9,249	$992

Noninterest expense increased by $992,000, or 10.7%, to $10.2 million for the three months ended June 30, 2021, from $9.2 million for the same period in 2020.  The increase in noninterest expense was due in substantial part to increases in compensation and benefits expense, office occupancy and equipment expense, professional fees, supplies, telephone and postage expense, and expense for operations of foreclosed assets, partially offset by a decrease in information technology expense.  Compensation and benefits expense increased $390,000, or 7.5%; primarily due to an increase in full time equivalent employees (FTE's).  There were 218 FTE's at June 30, 2021, compared to 199 FTE's at June 30, 2020.  Office occupancy and equipment increased $228,000, or 13.2%, primarily due to increased real estate tax expense, rent expense and expenses related to COVID-19 cleaning and sanitation.  Information technology expense decreased $155,000, or 19.2%, to $653,000 for the three months ended June 30, 2021, from $808,000 for the same period in 2020, primarily due to the renegotiation of technology contracts as we continue to upgrade our system and implement cybersecurity measures.  Professional fees increased $54,000, or 18.7%, for the three months ended June 30, 2021, primarily due to increases in consulting and placement fees.  Telephone expense increased $158,000 due to the upgrade and conversion of our telephone and data systems.  Operations of foreclosed assets was $232,000 for the three months ended June 30, 2021, an increase from $7,000 over the same period in 2020, primarily due to the recording of a $281,000 valuation of foreclosed assets, partially offset by $51,000 of gains on sales of foreclosed assets that we recorded for the three months ended June 30, 2021.  Other noninterest expense increased $75,000, or 10.9%, to $761,000 for the three months ended June 30, 2021, from $686,000 for the three months ended June 30, 2020, primarily due to increases in loan expenses, courier costs, ATM expenses and recruiting expenses.

Income Taxes

We recorded income tax expense of $712,000 for the three months ended June 30, 2021, compared to $845,000 for the three months ended June 30, 2020. Our combined state and federal effective tax rate for the three months ended June 30, 2021 was 27.0%, compared to 26.4% for the three months ended June 30, 2020.  During the second quarter 2021, Illinois Senate Bill 2017 was passed which created a temporary limitation on Illinois net operating loss (“NLD”) carryforward utilization. For tax years 2021, 2022, and 2023, Corporations are limited to applying a maximum of $100,000 of Illinois net operating loss carryforwards to taxable income. Illinois net operating loss carryforwards that are limited during these years have an extended expiration date for the years in which they are limited. The extended expiration of the Company’s Illinois net operating loss carryforwards are from 2026 to 2028.

Operating Results for the Six Months Ended June 30, 2021 and 2020

Net Income. Net income was $3.4 million for the six months ended June 30, 2021, compared to $4.8 million for the six months ended June 30, 2020. Earnings per basic and fully diluted share of common stock were $0.23  for the six months ended June 30, 2021, compared to $0.32 for the six months ended June 30, 2020.

Net Interest Income. Net interest income was $21.4 million for the six months ended June 30, 2021, compared to $23.3 million for the six months ended June 30, 2020. The decrease in net interest income reflected a $5.1 million, or 18.3%, decrease in interest income, partially offset by a $3.2 million, or 69.5%, decrease in interest expense.

The decrease in net interest income was due in substantial part to a decrease in the average yield on interest-earning assets, which was partially offset by an increase in total average interest-earning assets and a decrease in the cost of interest-bearing liabilities.  Loan interest income for the six months ended June 30, 2021 includes amortized fees of $353,000 from SBA Paycheck Protection Program loans.  Also included in loan interest income was $164,000 of interest recovered from a previously charged-off commercial loan. We recorded prepayment income of $277,000 for the six months ended June 30, 2021, compared to $308,000 for the same period in 2020.  The yield on interest-earning assets decreased 94 basis points to 2.96% for the six months ended June 30, 2021, from 3.90% for the six months ended June 30, 2020.  The cost of interest-bearing liabilities decreased 60 basis points to 0.26% for the six months ended June 30, 2021, from 0.86% for the same period in 2020. Total average interest-earning assets increased $113.4 million, or 7.9%, to $1.551 billion for the six months ended June 30, 2021, from $1.438 billion for the same period in 2020.  Total average interest-bearing liabilities increased $36.6 million, or 3.4%, to $1.098 billion for the six months ended June 30, 2021, from $1.062 billion for the same period in 2020.  The increase in interest-bearing liabilities is attributable to the Company's issuance of $20.0 million of Subordinated Notes in April 2021.  Our net interest rate spread decreased by 34 basis points to 2.70% for the six months ended June 30, 2021, from 3.04% for the same period in 2020. Our net interest margin decreased by 48 basis points to 2.78% for the six months ended June 30, 2021, from 3.26% for the same period in 2020.

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

	For the Six Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,026,274	$22,121	4.35%	$1,138,010	$26,280	4.64%
Securities	20,970	106	1.02	64,845	575	1.78
Stock in FHLB and FRB	7,490	169	4.55	7,490	172	4.62
Other	496,340	349	0.14	227,299	820	0.73
Total interest-earning assets	1,551,074	22,745	2.96	1,437,644	27,847	3.90
Noninterest-earning assets	65,417			65,864
Total assets	$1,616,491			$1,503,508
Interest-bearing liabilities:
Savings deposits	$189,419	57	0.06	$158,695	91	0.12
Money market accounts	315,374	221	0.14	253,277	666	0.53
NOW accounts	343,445	235	0.14	276,017	351	0.26
Certificates of deposit	237,242	707	0.60	372,546	3,445	1.86
Total deposits	1,085,480	1,220	0.23	1,060,535	4,553	0.86
Borrowings and Subordinated Notes	12,806	170	2.68	1,201	—	—
Total interest-bearing liabilities	1,098,286	1,390	0.26	1,061,736	4,553	0.86
Noninterest-bearing deposits	321,754			241,001
Noninterest-bearing liabilities	24,781			26,403
Total liabilities	1,444,821			1,329,140
Equity	171,670			174,368
Total liabilities and equity	$1,616,491			$1,503,508
Net interest income		$21,355			$23,294
Net interest rate spread (2)			2.70%			3.04%
Net interest-earning assets (3)	$452,788			$375,908
Net interest margin (4)			2.78%			3.26%
Ratio of interest-earning assets to interest-bearing liabilities	141.23%			135.41%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses

We recorded a recovery of loan losses of $1.0 million for the six months ended June 30, 2021, compared to a provision for loan losses of $513,000 for the same period in 2020. The provision for, or recovery of, loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses that is attributable to loans collectively evaluated for impairment decreased $894,000, or 11.6%, to $6.8 million at June 30, 2021, from $7.7 million at December 31, 2020. There were $28,000 of reserves established for loans individually evaluated for impairment at June 30, 2021, compared to no reserves established for loans individually evaluated for impairment at June 30, 2020.  Net recoveries were $119,000 for the six months ended June 30, 2021, compared to net recoveries of $11,000 for the six months ended June 30, 2020.

The allowance for loan losses as a percentage of nonperforming loans was 775.68% at June 30, 2021, compared to 634.81% at December 31, 2020.

Noninterest Income

	Six Months Ended
	June 30,
	2021	2020	Change
	(Dollars in thousands)
Deposit service charges and fees	$1,538	$1,623	$(85)
Loan servicing fees	196	145	51
Mortgage brokerage and banking fees	17	40	(23)
Loss on disposal of other assets	—	(2)	2
Trust and insurance commissions and annuities income	617	506	111
Earnings on bank-owned life insurance	51	41	10
Other	265	208	57
Total noninterest income	$2,684	$2,561	$123

Noninterest income increased $123,000, or 4.8%, for the six months ended June 30, 2021 to $2.7 million, compared to $2.6 million for the same period in 2020.  Deposit service charges decreased $85,000, or 5.2%, due to reduced non-sufficient funds returns charges and negative balance fees.  Loan servicing fees increased $51,000, or 35.2%, due to the collection of $61,000 of a release fee from a corporate lessor.  Mortgage brokerage and banking fees decreased $23,000 for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 due to payoffs and paydowns on serviced mortgages loans. Trust and insurance commissions and annuities income increased $111,000, or 21.9%, to $617,000 for the six months ended June 30, 2021, from $506,000 for the six months ended June 30, 2020 due to increased assets under management.  Earnings on bank-owned life insurance increased by $10,000 to $51,000 for the six months ended June 30, 2021. Other income increased $57,000, or 27.4%, to $265,000 for the six months ended June 30, 2021, compared to $208,000 for the six months ended June 30, 2020,  primarily due to the receipt of $67,000 for the final dissolution of a low-income housing investment.

Noninterest Expense

	Six Months Ended
	June 30,
	2021	2020	Change
	(Dollars in thousands)
Compensation and benefits	$11,029	$10,686	$343
Office occupancy and equipment	4,089	3,523	566
Advertising and public relations	375	270	105
Information technology	1,311	1,672	(361)
Professional fees	713	602	111
Supplies, telephone and postage	842	587	255
Amortization of intangibles	7	21	(14)
Nonperforming asset management	49	97	(48)
Operations of foreclosed assets, net	285	(10)	295
FDIC insurance premiums	220	136	84
Other	1,508	1,293	215
Total noninterest expense	$20,428	$18,877	$1,551

Noninterest expense increased by $1.6 million, or 8.2%, to $20.4 million for the six months ended June 30, 2021, from $18.9 million for the same period in 2020.  The increase in noninterest expense was due in substantial part to increases in compensation and benefits expense, office occupancy and equipment expense, professional fees, supplies, telephone and postage expense, expense for operations of foreclosed assets and other expense, partially offset by a decrease in information technology expense.  Compensation and benefits expense increased $343,000, or 3.2%; the increase can be attributed to an increase in full time equivalent employees, primarily related to increases in commercial finance, multi-family lending and equipment finance originations staff and also due to restoration of services in certain branch offices.  Office occupancy and equipment increased $566,000, or 16.1%, primarily due to increased real estate tax expense, rent expense, snow removal expense and expense related to COVID-19 cleaning and sanitation.  Information technology expense decreased $361,000, or 21.6%, to $1.3 million for the six months ended June 30, 2021, from $1.7 million for the same period in 2020, primarily due to the renegotiation of technology contracts as we continue to upgrade our system and implement cybersecurity measures.  Professional fees increased $111,000, or 18.4%, for the six months ended June 30, 2021, primarily due to increases in consulting and placement fees.  Telephone expense increased $255,000 due to the upgrade and conversion of our telephone and data systems.  Operations of foreclosed assets was $285,000 for the six months ended June 30, 2021, from a credit of $10,000 for the same period in 2020, primarily due to the recording of a $281,000 valuation on foreclosed assets, partially offset by $51,000 of gains on sales of foreclosed assets that we recorded for the  six months ended June 30, 2021.  FDIC insurance premiums increased $84,000, to $220,000 for the six months ended June 30, 2021, compared to $136,000 for the same period in 2020, due to the receipt of the FDIC's small bank assessment credit in the third quarter of 2019.  Other noninterest expense increased $215,000, or 16.6%, to $1.5 million for the six months ended June 30, 2021, from $1.3 million for the six months ended June 30, 2020, primarily due to increased loan expenses and the reversal of a $116,000 reserve on open commitments for two undrawn letters of credit in 2020.

Income Taxes

We recorded income tax expense of $1.2 million for the six months ended June 30, 2021, compared to $1.7 million for the six months ended June 30, 2020. Our combined state and federal effective tax rate for the six months ended June 30, 2021 was 26.6%, compared to 26.2% for the  six months ended June 30, 2020.  During the second quarter 2021, Illinois Senate Bill 2017 was passed which created a temporary limitation on Illinois net operating loss (“NLD”) carryforward utilization. For tax years 2021, 2022, and 2023, Corporations are limited to applying a maximum of $100,000 of Illinois net operating loss carryforwards to taxable income. Illinois net operating loss carryforwards that are limited during these years have an extended expiration date for the years in which they are limited. The extended expiration of the Company’s Illinois net operating loss carryforwards are from 2026 to 2028.

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At June 30, 2021, we had no loans in this category.

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

As part of the asset classification process, we develop an exit strategy for real estate collateral and foreclosed assets by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is,” “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of June 30, 2021, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”

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

Nonperforming Assets Summary

The following table sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	June 30, 2021	March 31, 2021	December 31, 2020	Quarter Change	Six-Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$588	$384	$925	$204	$(337)
Nonresidential real estate	296	296	296	—	—
Nonperforming loans	884	680	1,221	204	(337)

Other real estate owned:
One-to-four family residential real estate	335	695	157	(360)	178
Nonresidential real estate	140	170	—	(30)	140
Other real estate owned	475	865	157	(390)	318

Other foreclosed assets	1,227	3,765	—	(2,538)	1,227

Total nonperforming assets	$2,586	$5,310	$1,378	$(2,724)	$1,208

Ratios:
Nonperforming loans to total loans	0.09%	0.07%	0.12%
Nonperforming assets to total assets	0.16	0.33	0.09

Nonperforming Assets

Nonperforming assets increased $1.2 million to $2.6 million at June 30, 2021, net of additions and sales of foreclosed collateral during the first half of 2021.  In the second quarter of 2021, we redeemed and sold $2.7 million of collateral repossessed related to a $4.3 million previously classified Chicago commercial loan.  Two residential loans with a total book balance of $128,000 were transferred from nonaccrual loans to OREO during the six months ended June 30, 2021.  We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had $5.0 million of FHLB advances outstanding at June 30, 2021 and $4.0 million at December 31, 2020.

The Company is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its stockholders and to repurchase shares of its common stock, and for other corporate purposes. The Company's primary source of liquidity is dividend payments it receives from the Bank.  The Bank's ability to pay dividends to the Company is subject to regulatory limitations. The Company completed the issuance of $20.0 million of Subordinated Notes in April 2021, at a rate of 3.75%. maturing on May 15, 2031.  At June 30, 2021, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $19.0 million.  In 2020, the Company obtained a $5.0 million unsecured line of credit with a correspondent bank to provide a secondary source of liquidity. Interest is payable at a rate of Prime rate minus 0.75%. The line of credit will mature on March 31, 2022.  The line of credit had no outstanding balance at June 30, 2021.

As of June 30, 2021, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity.  As of June 30, 2021, we had no other material commitments for capital expenditures.

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

In addition, as a result of the legislation, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. Beginning in the second quarter 2020 and until the end of 2020, a banking organization that had a leverage ratio of 8% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework; and qualifying community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement is re-established at greater than 9%. Pursuant to Section 4012 of the CARES Act and related interim final rules, the Community Bank Leverage Ratio is 8.5% for calendar year 2021, and 9% thereafter. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.   As of June 30, 2021, the Bank's Community Bank Leverage Ratio was 10.03%.

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

As of June 30, 2021, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2021
Community Bank Leverage Ratio	$164,471	10.03%	$139,351	8.50%

December 31, 2020
Community Bank Leverage Ratio	$160,236	10.10%	$126,964	8.00%

Quarterly Cash Dividends. The Company declared cash dividends of $0.20 per share for both of the six months ended June 30, 2021 and June 30, 2020.

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

Quantitative Analysis. The following table sets forth, as of June 30, 2021, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$13,565	6.96%	$13,706	33.03%
+300	13,777	7.07	10,478	25.25
+200	9,909	5.08	6,978	16.82
+100	3,331	1.71	3,378	8.14
0
-25	(5,471)	(2.81)	(174)	(0.42)

The table set forth above indicates that at June 30, 2021, in the event of an immediate 25 basis point decrease in interest rates, the Bank would be expected to experience a 2.81% decrease in NPV and a $174,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 5.08% increase in NPV and a $7.0 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the second quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
April 1, 2021 through April 30, 2021	59,766	$10.37	59,766	478,392
May 1, 2021 through May 31, 2021	226,936	10.64	226,936	251,456
June 1, 2021 through June 30, 2021	218,237	11.03	218,237	933,219
	504,939		504,939

As of June 30, 2021, the Company had repurchased 6,427,536 shares of its common stock out of the 7,360,755 shares of common stock authorized under the current share repurchase authorization approved on March 30, 2015. Pursuant to the share repurchase authorization, as of June 30, 2021, there were 933,219 shares of common stock authorized for repurchase.  On April 19, 2021, the Board extended the expiration of the Company's share repurchase authorization from April 30, 2021 to November 15, 2021, and increased the total number of shares currently authorized for repurchase by 250,000 shares.  On June 24, 2021, the Board increased the number of shares currently authorized for repurchase by 900,000 shares.

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
101

The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	July 30, 2021	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer