Form 10-Q
period 2021-09-30
BankFinancial CORP
filed 2021-10-29
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  At October 27, 2021 there were 13,280,723 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION

Form 10-Q

September 30, 2021

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - Unaudited

	September 30, 2021	December 31, 2020
Assets
Cash and due from other financial institutions	$11,432	$14,115
Interest-bearing deposits in other financial institutions	517,183	489,381
Cash and cash equivalents	528,615	503,496
Securities, at fair value	14,693	23,829
Loans receivable, net of allowance for loan losses: September 30, 2021, $6,895 and December 31, 2020, $7,751	1,047,056	1,002,578
Foreclosed assets, net	1,049	157
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises and equipment, net	24,772	24,675
Accrued interest receivable	5,118	3,941
Bank-owned life insurance	19,097	19,015
Deferred taxes	2,348	2,741
Other assets	9,904	8,920
Total assets	$1,660,142	$1,596,842

Liabilities
Deposits
Noninterest-bearing	$328,182	$326,188
Interest-bearing	1,126,207	1,067,356
Total deposits	1,454,389	1,393,544
Borrowings	5,000	4,000
Subordinated Notes, net of unamortized issuance costs	19,578	—
Advance payments by borrowers for taxes and insurance	7,910	8,670
Accrued interest payable and other liabilities	15,092	17,698
Total liabilities	1,501,969	1,423,912

Stockholders’ equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized; 13,374,133 shares issued at September 30, 2021 and 14,769,765 shares issued at December 31, 2020	134	148
Additional paid-in capital	92,381	107,815
Retained earnings	65,498	64,754
Accumulated other comprehensive income	160	213
Total stockholders’ equity	158,173	172,930
Total liabilities and stockholders’ equity	$1,660,142	$1,596,842

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest and dividend income
Loans, including fees	$11,389	$12,027	$33,510	$38,307
Securities	46	183	152	758
Other	313	275	831	1,267
Total interest income	11,748	12,485	34,493	40,332
Interest expense
Deposits	520	1,488	1,740	6,041
Subordinated Notes	198	—	368	—
Total interest expense	718	1,488	2,108	6,041
Net interest income	11,030	10,997	32,385	34,291
(Recovery of) provision for loan losses	(6)	(187)	(1,019)	326
Net interest income after (recovery of) provision for loan losses	11,036	11,184	33,404	33,965
Noninterest income
Deposit service charges and fees	814	833	2,352	2,456
Loan servicing fees	140	44	336	189
Mortgage brokerage and banking fees	16	44	33	84
Trust and insurance commissions and annuities income	263	222	880	728
Earnings on bank-owned life insurance	31	10	82	51
Other	110	111	375	317
Total noninterest income	1,374	1,264	4,058	3,825
Noninterest expense
Compensation and benefits	5,782	5,398	16,811	16,084
Office occupancy and equipment	1,882	1,860	5,971	5,383
Advertising and public relations	150	135	525	405
Information technology	710	781	2,021	2,453
Professional fees	311	341	1,024	943
Supplies, telephone, and postage	382	288	1,224	875
Amortization of intangibles	—	6	7	27
Nonperforming asset management	6	57	55	154
Operations of foreclosed assets, net	81	23	366	13
FDIC insurance premiums	125	105	345	241
Other	737	793	2,245	2,086
Total noninterest expense	10,166	9,787	30,594	28,664
Income before income taxes	2,244	2,661	6,868	9,126
Income tax expense	600	713	1,829	2,408
Net income	$1,644	$1,948	$5,039	$6,718
Basic and diluted earnings per common share	$0.12	$0.13	$0.35	$0.45
Basic and diluted weighted average common shares outstanding	13,722,333	14,842,150	14,289,615	15,008,271

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$1,644	$1,948	$5,039	$6,718
Unrealized holding (loss) gain arising during the period	(38)	(4)	(73)	7
Tax effect	10	—	20	(2)
Net of tax	(28)	(4)	(53)	5
Comprehensive income	$1,616	$1,944	$4,986	$6,723

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data) - Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
For the three months ended

Balance at July, 1 2020	$149	$108,748	$63,322	$235	$172,454
Net income	—	—	1,948	—	1,948
Other comprehensive loss, net of tax	—	—	—	(4)	(4)
Repurchase and retirement of common stock (66,000 shares)	(1)	(517)	—	—	(518)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,483)	—	(1,483)
Balance at September 30, 2020	$148	$108,231	$63,787	$231	$172,397

Balance at July, 1 2021	$141	$100,877	$65,230	$188	$166,436
Net income	—	—	1,644	—	1,644
Other comprehensive loss, net of tax	—	—	—	(28)	(28)
Repurchase and retirement of common stock (744,587 shares)	(7)	(8,496)	—	—	(8,503)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,376)	—	(1,376)
Balance at September 30, 2021	$134	$92,381	$65,498	$160	$158,173

For the nine months ended

Balance at January 1, 2020	$153	$112,420	$61,573	$226	$174,372
Net income	—	—	6,718	—	6,718
Other comprehensive income, net of tax	—	—	—	5	5
Repurchase and retirement of common stock (453,836 shares)	(5)	(4,189)	—	—	(4,194)
Cash dividends declared on common stock ($0.30 per share)	—	—	(4,504)	—	(4,504)
Balance at September 30, 2020	$148	$108,231	$63,787	$231	$172,397

Balance at January 1, 2021	$148	$107,815	$64,754	$213	$172,930
Net income	—	—	5,039	—	5,039
Other comprehensive loss, net of tax	—	—	—	(53)	(53)
Repurchase and retirement of common stock (1,395,632 shares)	(14)	(15,434)	—	—	(15,448)
Cash dividends declared on common stock ($0.30 per share)	—	—	(4,295)	—	(4,295)
Balance at September 30, 2021	$134	$92,381	$65,498	$160	$158,173

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net income	$5,039	$6,718
Adjustments to reconcile net income to net cash from operating activities
(Recovery of) provision for loan losses	(1,019)	326
Depreciation and amortization	1,530	1,323
Net change in net deferred loan origination costs	316	545
Gain on sale of foreclosed assets	(29)	(22)
Loss on disposal of other assets	—	2
Foreclosed assets valuation adjustments	405	—
Earnings on bank-owned life insurance	(82)	(51)
Net change in:
Accrued interest receivable	(1,177)	209
Other assets	411	1,942
Accrued interest payable and other liabilities	(3,472)	(2,399)
Net cash from operating activities	1,922	8,593
Cash flows from investing activities
Securities
Proceeds from maturities	14,869	55,599
Proceeds from principal repayments	1,386	2,206
Purchases of securities	(7,193)	(39,657)
Net (increase) decrease in loans receivable	(43,419)	101,108
Loan participation purchased	(5,000)	—
Proceeds from sale of foreclosed assets	3,205	120
Purchase of premises and equipment, net	(1,552)	(1,133)
Net cash (used in) from investing activities	(37,704)	118,243
Cash flows from financing activities
Net change in:
Deposits	60,845	117,487
Borrowings	1,000	3,939
Advance payments by borrowers for taxes and insurance	(760)	(224)
Proceeds from issuance of Subordinated Notes	20,000	—
Costs paid for issuance of Subordinated Notes	(441)	—
Repurchase and retirement of common stock	(15,448)	(4,194)
Cash dividends paid on common stock	(4,295)	(4,504)
Net cash from financing activities	60,901	112,504
Net change in cash and cash equivalents	25,119	239,340
Beginning cash and cash equivalents	503,496	190,325
Ending cash and cash equivalents	$528,615	$429,665

Supplemental disclosures of cash flow information:
Interest paid	$1,763	$6,047
Income taxes paid	2,641	155
Income taxes refunded	—	8
Loans transferred to foreclosed assets	4,473	33
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	866	111

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, NA (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the nine month period ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending  December 31, 2021 or for any other period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income available to common stockholders	$1,644	$1,948	$5,039	$6,718
Basic and diluted weighted average common shares outstanding	13,722,333	14,842,150	14,289,615	15,008,271
Basic and diluted earnings per common share	$0.12	$0.13	$0.35	$0.45

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
September 30, 2021
Certificates of deposit	$7,441	$—	$—	$7,441
Municipal securities	401	1	—	402
Mortgage-backed securities - residential	4,909	212	—	5,121
Collateralized mortgage obligations - residential	1,724	5	—	1,729
	$14,475	$218	$—	$14,693
December 31, 2020
Certificates of deposit	$15,117	$—	$—	$15,117
Municipal securities	402	7	—	409
Mortgage-backed securities - residential	5,826	282	—	6,108
Collateralized mortgage obligations - residential	2,193	3	(1)	2,195
	$23,538	$292	$(1)	$23,829

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

	September 30, 2021
	Amortized Cost	Fair Value
Due in one year or less	$7,842	$7,843
Mortgage-backed securities - residential	4,909	5,121
Collateralized mortgage obligations - residential	1,724	1,729
	$14,475	$14,693

Investment securities available-for-sale with carrying value of $1.1 million and $1.2 million at September 30, 2021 and December 31, 2020,  respectively, were pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law.

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

There were no unrealized loss positions at  September 30, 2021.  Certain collateralized mortgage obligations that the Company holds in its investment portfolio were in an unrealized loss position at December 31, 2020, but the unrealized loss was not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is likely that the Company will not be required to sell these securities before their anticipated recovery occurs.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are as follows:

	September 30, 2021	December 31, 2020
One-to-four family residential real estate	$31,829	$41,691
Multi-family mortgage	435,634	452,241
Nonresidential real estate	100,469	108,658
Construction and land	499	499
Commercial loans and leases	483,705	405,057
Consumer	1,760	1,812
	1,053,896	1,009,958
Net deferred loan origination costs	55	371
Allowance for loan losses	(6,895)	(7,751)
Loans, net	$1,047,056	$1,002,578

The following tables present the balance in the allowance for loan losses and loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
September 30, 2021
One-to-four family residential real estate	$—	$401	$401	$1,354	$30,475	$31,829
Multi-family mortgage	—	3,579	3,579	503	435,131	435,634
Nonresidential real estate	28	1,278	1,306	296	100,173	100,469
Construction and land	—	12	12	—	499	499
Commercial loans and leases	—	1,554	1,554	9	483,696	483,705
Consumer	—	43	43	—	1,760	1,760
	$28	$6,867	$6,895	$2,162	$1,051,734	1,053,896
Net deferred loan origination costs						55
Allowance for loan losses						(6,895)
Loans, net						$1,047,056

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2020
One-to-four family residential real estate	$—	$518	$518	$1,718	$39,973	$41,691
Multi-family mortgage	—	4,062	4,062	520	451,721	452,241
Nonresidential real estate	28	1,541	1,569	296	108,362	108,658
Construction and land	—	12	12	—	499	499
Commercial loans and leases	—	1,536	1,536	—	405,057	405,057
Consumer	—	54	54	—	1,812	1,812
	$28	$7,723	$7,751	$2,534	$1,007,424	1,009,958
Net deferred loan origination costs						371
Allowance for loan losses						(7,751)
Loans, net						$1,002,578

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following table represents the activity in the allowance for loan losses by portfolio segment:

	Beginning balance	Provision for (recovery of) loan losses	Loans charged off	Recoveries	Ending balance
For the three months ended

September 30, 2021
One-to-four family residential real estate	$396	$(33)	$—	$38	$401
Multi-family mortgage	3,690	(118)	—	7	3,579
Nonresidential real estate	1,336	(30)	—	—	1,306
Construction and land	11	1	—	—	12
Commercial loans and leases	1,377	176	—	1	1,554
Consumer	47	(2)	(2)	—	43
	$6,857	$(6)	$(2)	$46	$6,895

September 30, 2020
One-to-four family residential real estate	$665	$(42)	$(2)	$2	$623
Multi-family mortgage	4,185	(98)	—	56	4,143
Nonresidential real estate	1,602	115	—	—	1,717
Commercial loans and leases	1,658	(178)	—	—	1,480
Consumer	46	16	(14)	—	48
	$8,156	$(187)	$(16)	$58	$8,011

	Beginning balance	Provision for (recovery of) loan losses	Loans charged off	Recoveries	Ending balance
For the nine months ended

September 30, 2021
One-to-four family residential real estate	$518	$(264)	$—	$147	$401
Multi-family mortgage	4,062	(511)	—	28	3,579
Nonresidential real estate	1,569	(263)	—	—	1,306
Construction and land	12	—	—	—	12
Commercial loans and leases	1,536	15	(86)	89	1,554
Consumer	54	4	(17)	2	43
	$7,751	$(1,019)	$(103)	$266	$6,895

September 30, 2020
One-to-four family residential real estate	$675	$(63)	$(7)	$18	$623
Multi-family mortgage	3,676	384	—	83	4,143
Nonresidential real estate	1,176	541	—	—	1,717
Commercial loans and leases	2,065	(588)	—	3	1,480
Consumer	40	52	(44)	—	48
	$7,632	$326	$(51)	$104	$8,011

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Impaired loans

The following tables present loans individually evaluated for impairment by class of loans:

					Three Months Ended		Nine Months Ended
					September 30, 2021		September 30, 2021
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2021
With no related allowance recorded:
One-to-four family residential real estate	$1,465	$1,354	$111	$—	$1,428	$7	$1,524	$23
Multi-family mortgage - Illinois	503	503	—	—	506	7	512	22
Equipment finance - investment - rated	9	9	—	—	2	—	1	—
	1,977	1,866	111	—	1,936	14	2,037	45

With an allowance recorded - nonresidential real estate	280	296	—	28	296	—	296	—
	$2,257	$2,162	$111	$28	$2,232	$14	$2,333	$45

					Year ended
					December 31, 2020
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2020
With no related allowance recorded:
One-to-four family residential real estate	$2,069	$1,718	$363	$—	$1,782	$42
Multi-family mortgage - Illinois	520	520	—	—	594	31
	2,589	2,238	363	—	2,376	73

With an allowance recorded - nonresidential real estate	280	296	—	28	289	—
	$2,869	$2,534	$363	$28	$2,665	$73

Nonaccrual Loans

The following tables present the recorded investment in nonaccrual and loans 90 days or more past due still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
September 30, 2021
One-to-four family residential real estate	$373	$341	$—
Nonresidential real estate	280	296	—
Equipment finance - investment - rated	9	9	—
	$662	$646	$—
December 31, 2020
One-to-four family residential real estate	$946	$925	$—
Nonresidential real estate	280	296	—
	$1,226	$1,221	$—

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company’s reserve for uncollected loan interest was $132,000 and $133,000 at September 30, 2021 and December 31, 2020, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2021
One-to-four family residential real estate loans:
Owner occupied	$32	$251	$341	$624	$24,476	$25,100
Non-owner occupied	5	9	—	14	6,715	6,729
Multi-family mortgage:
Illinois	—	—	—	—	232,181	232,181
Other	—	—	—	—	203,453	203,453
Nonresidential real estate	—	—	296	296	100,173	100,469
Construction and land	—	—	—	—	499	499
Commercial loans and leases:
Commercial	—	—	—	—	79,873	79,873
Asset-based	—	—	—	—	14,716	14,716
Equipment finance:
Government	—	1,190	—	1,190	157,989	159,179
Investment-rated	748	—	9	757	78,065	78,822
Other	1,112	476	—	1,588	108,095	109,683
Middle market	—	—	—	—	33,125	33,125
Small ticket	—	—	—	—	8,307	8,307
Consumer	7	21	—	28	1,732	1,760
	$1,904	$1,947	$646	$4,497	$1,049,399	$1,053,896

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2020
One-to-four family residential real estate loans:
Owner occupied	$252	$211	$834	$1,297	$32,078	$33,375
Non-owner occupied	3	132	91	226	8,090	8,316
Multi-family mortgage:
Illinois	86	—	—	86	221,943	222,029
Other	—	—	—	—	230,212	230,212
Nonresidential real estate	—	—	296	296	108,362	108,658
Construction and land	—	—	—	—	499	499
Commercial loans and leases:
Commercial	4,886	—	—	4,886	72,809	77,695
Asset-based	—	—	—	—	1,740	1,740
Equipment finance:
Government	2,468	—	—	2,468	100,272	102,740
Investment-rated	618	225	—	843	87,751	88,594
Other	853	2,487	—	3,340	122,677	126,017
Middle market	—	—	—	—	6,988	6,988
Small ticket	—	—	—	—	1,283	1,283
Consumer	6	5	—	11	1,801	1,812
	$9,172	$3,060	$1,221	$13,453	$996,505	$1,009,958

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

The following table presents the PPP activity:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Paycheck protection program:
Number of loans originated	—	10	238	315
Loan balance originations	$—	$136	$10,135	$11,160
Loan balance forgiven	$4,801	$—	$14,538	$117

	September 30, 2021	December 31, 2020
Paycheck protection program loans
Number of loans	116	290
Loan balance	$5,777	$10,180

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Per the terms of the COVID-19 loan forbearance modifications program, all loan deferrals were paid in full as of June 30, 2021.

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

The Company had no TDRs at September 30, 2021 and December 31, 2020. During the three and nine months ended September 30, 2021 and 2020, there were no loans modified and classified as TDRs. During the three and nine months ended September 30, 2021 and 2020, there were no TDR loans that subsequently defaulted within twelve months of their modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.

Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
September 30, 2021
One-to-four family residential real estate loans:
Owner occupied	$24,362	$—	$397	$341	$25,100
Non-owner occupied	6,617	—	112	—	6,729
Multi-family mortgage:
Illinois	231,855	326	—	—	232,181
Other	203,453	—	—	—	203,453
Nonresidential real estate	100,173	—	—	296	100,469
Construction and land	499	—	—	—	499
Commercial loans and leases:
Commercial	79,873	—	—	—	79,873
Asset-based	14,716	—	—	—	14,716
Equipment finance:
Government	159,179	—	—	—	159,179
Investment-rated	78,813	—	—	9	78,822
Other	108,492	—	1,191	—	109,683
Middle market	33,125	—	—	—	33,125
Small ticket	8,307	—	—	—	8,307
Consumer	1,751	2	7	—	1,760
	$1,051,215	$328	$1,707	$646	$1,053,896

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Pass	Special Mention	Substandard	Nonaccrual	Total
December 31, 2020
One-to-four family residential real estate loans:
Owner occupied	$32,089	$—	$452	$834	$33,375
Non-owner occupied	8,164	27	34	91	8,316
Multi-family mortgage:
Illinois	222,029	—	—	—	222,029
Other	230,212	—	—	—	230,212
Nonresidential real estate	106,280	1,998	84	296	108,658
Construction and land	499	—	—	—	499
Commercial loans and leases:
Commercial	72,809	—	4,886	—	77,695
Asset-based	1,740	—	—	—	1,740
Equipment finance:
Government	102,740	—	—	—	102,740
Investment-rated	88,594	—	—	—	88,594
Other	125,012	—	1,005	—	126,017
Middle market	6,988	—	—	—	6,988
Small ticket	1,283	—	—	—	1,283
Consumer	1,802	5	5	—	1,812
	$1,000,241	$2,030	$6,466	$1,221	$1,009,958

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

	September 30, 2021			December 31, 2020
	Balance	Valuation Allowance	Net Balance	Balance	Valuation Allowance	Net Balance
Other real estate owned:
One–to–four family residential	$340	$(228)	$112	$157	$—	$157
Nonresidential real estate	170	(30)	140	—	—	—
	510	(258)	252	157	—	157

Other foreclosed assets	875	(78)	797	—	—	—
	$1,385	$(336)	$1,049	$157	$—	$157

The following represents the roll forward of foreclosed assets:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Beginning balance	$1,702	$143	$157	$186
New foreclosed assets	—	—	4,473	33
Valuation adjustments	(124)	—	(405)	—
Valuation reductions from sales	69	—	69	—
Sales	(598)	(33)	(3,245)	(109)
Ending balance	$1,049	$110	$1,049	$110

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5 - FORECLOSED ASSETS (continued)

Activity in the valuation allowance is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Beginning balance	$281	$—	$—	$—
Additions charged to expense	124	—	405	—
Reductions from sales	(69)	—	(69)	—
Ending balance	$336	$—	$336	$—

There were no valuation allowances at  December 31, 2020.

At September 30, 2021 and December 31, 2020, the balance of OREO includes no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title. At September 30, 2021 and December 31, 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $73,000 and $187,000, respectively.  The other foreclosed assets consist of non real estate collateral repossessed related to a previously classified Chicago area commercial loan.

NOTE 6 - LEASES

The following table represents the classification of the Company's right of use and lease liabilities:

	Statement of Financial Condition Location	September 30, 2021	December 31, 2020
Operating Lease Right of Use Asset:
Gross carrying amount		$6,805	$6,694
New lease obligation		866	111
Accumulated amortization		(2,502)	(1,730)
Net recorded value	Other assets	$5,169	$5,075

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$5,169	$5,075

Lease amortization expense was $292,000 and $221,000 for the three months ended  September 30, 2021 and 2020, respectively, and $773,000 and $660,000 for the nine months ended September 30, 2021 and 2020, respectively.  At  September 30, 2021, the weighted-average remaining lease term for the Company's operating leases was 7.1 years and the weighted-average discount rate used in the measurement of the Company's operating lease liabilities was 2.83%. For each operating lease, the discount rate is the FHLB fixed rate advance rate for the term most closely aligning with the remaining lease term at inception.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Lease cost:	2021	2020	2021	2020
Operating lease cost	$292	$221	$773	$660
Short-term lease cost	35	42	127	113
Sublease income	(8)	(19)	(30)	(56)
Total lease cost	$319	$244	$870	$717

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$279	$238	$795	$709

Future minimum payments under non-cancellable operating leases with terms longer than 12 months, are as follows.  Future minimum payments on shorter term leases are excluded as the amounts are insignificant.

Twelve months ended September 30,
2022	$1,280
2023	1,290
2024	808
2025	505
2026	511
Thereafter	1,833
Total future minimum operating lease payments	6,227
Amounts representing interest	(1,058)
Present value of net future minimum operating lease payments	$5,169

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - BORROWINGS AND SUBORDINATED NOTES

Borrowings and Subordinated Notes were as follows:

	September 30, 2021		December 31, 2020
	Contractual		Contractual
	Rate	Amount	Rate	Amount
Fixed-rate advance from FHLB, due May 9, 2022	—%	$5,000	—%	$4,000
Subordinated Notes, due May 15, 2031	3.75%	19,578	—%	—
Line of credit, due March 31, 2022	2.50%	—	2.50%	—

On April 14, 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).

The Company incurred $441,000 of issuance costs associated with the Notes.  These issuance costs are being amortized over the 10-year life of the Notes.  At September 30, 2021, there were $422,000 in remaining unamortized issuance costs and they are presented in the Company's financial statements as a reduction of the principal amount of the Notes.

The Notes bear interest at a fixed annual rate of 3.75%, from and including the date of issuance to May 14, 2026, payable semi-annually in arrears. From and including May 15, 2026 but excluding the maturity date or early redemption date, as applicable, the interest rate will reset quarterly to an interest rate per annum equal to Three-Month Term SOFR (as defined in the Notes) plus 299 basis points, payable quarterly in arrears. Under the conditions specified in the Notes, the interest rate accruing during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR.   The Notes have a stated maturity date of May 15, 2031 and are redeemable, in whole or in part, on May 15, 2026, on any interest payment date thereafter, and at any time upon the occurrence of certain events.

Principal and interest payments due on the Notes are subject to acceleration only in limited circumstances in the case of certain bankruptcy and insolvency-related events with respect to the Company. The Notes are unsecured, subordinated obligations of the Company and generally rank junior in right of payment to the Company’s current and future senior indebtedness. The Notes qualify as Tier 2 capital for regulatory capital purposes.

In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime Rate as published in the Wall Street Journal rate minus 0.75%, with a minimum rate of 2.40%.  The line of credit has been extended since its original maturity date and the current maturity date is March 31, 2022.  The line of credit had no outstanding balance at  September 30, 2021 and December 31, 2020.

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2021
Securities:
Certificates of deposit	$—	$7,441	$—	$7,441
Municipal securities	—	402	—	402
Mortgage-backed securities – residential	—	5,121	—	5,121
Collateralized mortgage obligations – residential	—	1,729	—	1,729
	$—	$14,693	$—	$14,693
December 31, 2020
Securities:
Certificates of deposit	$—	$15,117	$—	$15,117
Municipal securities	—	409	—	409
Mortgage-backed securities - residential	—	6,108	—	6,108
Collateralized mortgage obligations – residential	—	2,195	—	2,195
	$—	$23,829	$—	$23,829

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2021
Impaired loans - nonresidential real estate	$—	$—	$268	$268

Foreclosed assets:
One–to–four family residential	$—	$—	$73	$73
Nonresidential real estate	—	—	140	140
Other foreclosed assets	—	—	792	792
	$—	$—	$1,005	$1,005

December 31, 2020
Impaired loans - nonresidential real estate	$—	$—	$268	$268

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 8 - FAIR VALUE (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, had a carrying amount of $296,000, with a valuation allowance of $28,000 at September 30, 2021 and  December 31, 2020. There was no change in the provision for loan losses of $28,000 for the three and nine months ended September 30, 2021, compared to the provision for loan losses of $20,000 for the three and nine months ended September 30, 2020.

Foreclosed  assets are carried at the lower of cost or fair value less costs to sell.  At  September 30, 2021 foreclosed assets had a carrying value of $1.4 million less a valuation allowance of $336,000, or $1.0 million. At  December 31, 2020, there were no foreclosed assets with valuation allowances.  There were $124,000 of valuation adjustments of foreclosed assets recorded in the three months ended  September 30, 2021 and $405,000 of valuation adjustments of foreclosed assets for the nine months ended September 30, 2021, compared to no valuation adjustment recorded for the three or nine months ended September 30, 2020.

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
September 30, 2021
Impaired loans - nonresidential real estate	$268	Sales comparison	Discount applied to valuation	22.0%

Foreclosed assets:
One–to–four family residential	$73	Sales comparison	Discount applied to valuation	65.0%
Nonresidential real estate	140	Sales comparison	Discount applied to valuation	11.8%
Other foreclosed assets	792	Redemption value	Discount applied to valuation	22.0%
	$1,005

December 31, 2020
Impaired loans - nonresidential real estate	$268	Sales comparison	Discount applied to valuation	22.0%

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at September 30, 2021 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$528,615	$11,432	$517,183	$—	$528,615
Securities	14,693	—	14,693	—	14,693
Loans receivable, net of allowance for loan losses	1,047,056	—	—	1,045,500	1,045,500
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	5,118	—	103	5,015	5,118
Financial liabilities
Certificates of deposit	217,267	—	217,452	—	217,452
Borrowings	5,000	—	4,998	—	4,998
Subordinated Notes	19,578	—	20,525	—	20,525

		Fair Value Measurements at December 31, 2020 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$503,496	$14,115	$489,381	$—	$503,496
Securities	23,829	—	23,829	—	23,829
Loans receivable, net of allowance for loan losses	1,002,578	—	—	1,004,854	1,004,854
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	3,941	—	52	3,889	3,941
Financial liabilities
Certificates of deposit	253,000	—	253,906	—	253,906
Borrowings	4,000	—	3,998	—	3,998

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Deposit service charges and fees	$814	$833	$2,352	$2,456
Loan servicing fees (1)	140	44	336	189
Mortgage brokerage and banking fees (1)	16	44	33	84
Trust and insurance commissions and annuities income	263	222	880	728
Earnings on bank-owned life insurance (1)	31	10	82	51
Other (1)	110	111	375	317
Total noninterest income	$1,374	$1,264	$4,058	$3,825

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees.  Interchange income was $409,000 and $394,000 for the three months ended September 30, 2021 and 2020, respectively.  Interchange income was $1.2 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed assets asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed assets sales for the three and  nine months ended September 30, 2021 and 2020 were not financed by the Company.

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

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) less than anticipated loan growth due to intense competition for loans and leases, particularly in terms of pricing and credit underwriting, or a dearth of borrowers who meet our underwriting standards, or the COVID-19 pandemic and the related adverse local and national economic consequences; (ii) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (iii) interest rate movements, inflation and their impact on the economy, customer behavior and our net interest margin; (iv) adverse economic conditions in general, or specific events such as the COVID-19 pandemic or terrorism, and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (v) declines in asset values that adversely impact the value of our loan collateral, OREO, asset dispositions and the level of borrower equity in their investments; (vi) borrowers that experience legal or financial difficulties that we do not currently foresee; (vii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (viii) changes, disruptions or illiquidity in national or global financial markets; (ix) the credit risks of lending, leasing and other financing activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (x) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (xii) legislative or regulatory changes, that have an adverse impact on our products, services, operations, operating expenses and tax rates; (xiii) higher federal deposit insurance premiums; (xiv) higher than expected overhead, infrastructure and compliance costs; (xv) changes in accounting or tax principles, policies or guidelines; (xvi) the effects of any federal government shutdown; and (xvii) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions.

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

Overview

We reported net income of $1.6 million, or $0.12, per common share for the quarter ended September 30, 2021. At September 30, 2021, the Company had total assets of $1.660 billion, total loans of $1.047 billion, total deposits of $1.454 billion and stockholders' equity of $158 million.

Total net loans increased by $14.9 million during the quarter ended September 30, 2021.  Total commercial loans increased by $13.6 million (16.8%), net of $4.8 million in SBA Paycheck Protection Program payments, due to originations of commercial finance and lessor finance lines of credit and higher utilization of healthcare finance lines of credit.  Total commercial equipment leases increased by $2.6 million (0.7%) as stronger originations of middle market, small ticket and government equipment finance transactions slightly offset higher levels of scheduled government equipment finance payments.  For the third quarter of 2021, middle market and small ticket equipment finance transactions represented 30% of total equipment finance originations.  Multi-family and nonresidential real estate loans increased slightly as stronger originations offset continued elevated multi-family real estate loan prepayments.

Total deposits increased by $15.8 million during the three months ended September 30, 2021, primarily due to a $23.5 million increase in core retail and business deposits, partially offset by a $7.2 million decrease in retail certificates of deposit.

Net interest income increased by $255,000 for the quarter ended September 30, 2021 due to higher yields on loans and leases increased commercial line utilization, and revenues related to PPP loan forgiveness.  Interest expense decreased by $4,000 for the quarter ended September 30, 2021 primarily due to a reduction in the cost of deposits.

Noninterest income decreased by $52,000 primarily due to reduced trust and insurance revenues, and other revenues notwithstanding increases in deposit services charges and commercial mortgage banking fees. Noninterest expenses decreased $75,000 due to decreased occupancy and supplies expense, offset by increased compensation for commercial finance, equipment finance and multi-family real estate loan personnel and higher information technology expenses.

The Company’s ratio of nonperforming loans to total loans was 0.06% at September 30, 2021.  Nonperforming commercial-related loans represented 0.03% of total commercial-related loans at September 30, 2021. The ratio of nonperforming assets to total assets was 0.10% at September 30, 2021.  Our allowance for loan losses was 0.65% of total loans as of September 30, 2021.  The allowance for losses on loans and leases increased by $38,000, primarily due to the increase in required reserves due to growth in commercial loans and leases.

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 9.45% at September 30, 2021. The Company repurchased 744,587 of its common shares during the quarter ended September 30, 2021. The Company’s tangible book value per common share increased to $11.83 per share at September 30, 2021.

SELECTED FINANCIAL DATA

The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	September 30, 2021	December 31, 2020	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,660,142	$1,596,842	$63,300
Loans, net	1,047,056	1,002,578	44,478
Securities, at fair value	14,693	23,829	(9,136)
Foreclosed assets, net	1,049	157	892
Deposits	1,454,389	1,393,544	60,845
Borrowings	5,000	4,000	1,000
Subordinated Notes, net of unamortized issuance costs	19,578	—	19,578
Equity	158,173	172,930	(14,757)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
	(In thousands)
Selected Operating Data:
Interest income	$11,748	$12,485	$(737)	$34,493	$40,332	$(5,839)
Interest expense	718	1,488	(770)	2,108	6,041	(3,933)
Net interest income	11,030	10,997	33	32,385	34,291	(1,906)
(Recovery of) provision for loan losses	(6)	(187)	181	(1,019)	326	(1,345)
Net interest income after (recovery of) provision for loan losses	11,036	11,184	(148)	33,404	33,965	(561)
Noninterest income	1,374	1,264	110	4,058	3,825	233
Noninterest expense	10,166	9,787	379	30,594	28,664	1,930
Income before income taxes	2,244	2,661	(417)	6,868	9,126	(2,258)
Income tax expense	600	713	(113)	1,829	2,408	(579)
Net income	$1,644	$1,948	$(304)	$5,039	$6,718	$(1,679)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.40%	0.49%	0.41%	0.58%
Return on equity (ratio of net income to average equity) (1)	4.05	4.50	3.99	5.15
Average equity to average assets	9.79	10.83	10.34	11.34
Net interest rate spread (1) (2)	2.68	2.69	2.70	2.91
Net interest margin (1) (3)	2.75	2.85	2.77	3.12
Efficiency ratio (4)	81.96	79.82	83.95	75.20
Noninterest expense to average total assets (1)	2.45	2.45	2.50	2.49
Average interest-earning assets to average interest-bearing liabilities	138.97	141.40	140.45	137.45
Dividends declared per share	$0.10	$0.10	$0.30	$0.30
Dividend payout ratio	83.58%	76.13%	85.21%	67.04%

	At September 30, 2021	At December 31, 2020
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.10%	0.09%
Nonperforming loans to total loans	0.06	0.12
Allowance for loan losses to nonperforming loans	1,067.34	634.81
Allowance for loan losses to total loans	0.65	0.77
Capital Ratios:
Equity to total assets at end of period	9.53%	10.83%
Tier 1 leverage ratio (Bank only)	10.00%	10.10%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	224	210

(1)	Ratios annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets include nonperforming loans and foreclosed assets.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total assets increased $63.3 million, or 4.0%, to $1.660 billion at September 30, 2021, from $1.597 billion at December 31, 2020. The increase in total assets was primarily due to increases in cash and cash equivalents and loans receivable.  Cash and cash equivalents increased $25.1 million to $528.6 million at September 30, 2021, from $503.5 million at December 31, 2020.  Loans receivable increased $44.5 million, or 4.4%, to $1.047 billion at September 30, 2021, from $1.003 billion at December 31, 2020.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, and commercial loans and leases), which together totaled 96.8% of gross loans at September 30, 2021. During the nine months ended September 30, 2021, commercial loans and leases increased by $78.6 million, or 19.4%.  The increase in commercial loans and leases was primarily due to a $56.4 million increase in government equipment finance balances, $33.2 million increase in middle market and small ticket equipment finance balances, and $17.8 million increase in lessor finance lines of credit balances, partially offset by a decrease of $26.1 million in corporate equipment finance balances.  Nonresidential real estate loans decreased $8.2 million, or 7.5%, and multi-family real estate loans decreased by $16.6 million, or 3.7%.

Our primary lending area for regulatory purposes consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We currently derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area, and we engage in certain types of commercial lending and commercial equipment finance activities on a nationwide basis. At September 30, 2021, $229.2 million, or 52.6%, of our multi-family mortgage loans were in the Metropolitan Statistical Area for Chicago, Illinois; $88.4 million, or 20.3%, were in Texas; $35.6 million, or 8.2%, were in Colorado; and $43.0 million, or 9.9%, were in Florida.  This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.

Total liabilities increased $78.1 million, or 5.5%, to $1.502 billion at September 30, 2021, from $1.424 billion at December 31, 2020, due to an increase in total deposits and our issuance of $20.0 million of Subordinated Notes in April of 2021.  Total deposits increased $60.8 million, or 4.4%, to $1.454 billion at September 30, 2021, from $1.394 billion at December 31, 2020.  Interest-bearing NOW accounts increased $55.3 million, or 16.4%, to $392.3 million at September 30, 2021, from $337.0 million at December 31, 2020.  Money market accounts increased $22.1 million, or 7.4%, to $319.9 million at September 30, 2021, from $297.8 million at December 31, 2020.  Savings accounts increased $17.2 million, or 9.6%, to $196.8 million at September 30, 2021, from $179.6 million at December 31, 2020. Noninterest-bearing demand deposits increased $2.0 million, or 0.6%, to $328.2 million at September 30, 2021, from $326.2 million at December 31, 2020.  Retail certificates of deposit decreased $32.5 million, or 13.2%, to $213.3 million at September 30, 2021, from $245.8 million at December 31, 2020 and wholesale certificates of deposit decreased $3.2 million, or 45.0%, to $3.9 million at September 30, 2021, from $7.2 million at December 31, 2020. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 85.1% of total deposits at September 30, 2021, compared to 81.8% at December 31, 2020.  Borrowings increased by $1.0 million from the FHLB, by obtaining a FHLB advance of $5.0 million at zero percent interest rate for a one-year term in May 2021.

Total stockholders’ equity was $158.2 million at September 30, 2021, compared to $172.9 million at December 31, 2020. The decrease in total stockholders’ equity was primarily due to our repurchase of 1,395,632 shares of our common stock during the nine months ended September 30, 2021 at a total cost of $15.4 million, and our declaration and payment of cash dividends totaling $4.3 million during the same period. These reductions in total stockholders’ equity were partially offset by the net income of $5.0 million that the Company recorded for the nine months ended September 30, 2021.

Operating Results for the Three Months Ended September 30, 2021 and 2020

Net Income. Net income was $1.6 million for the three months ended September 30, 2021, compared to $1.9 million for the three months ended September 30, 2020. Earnings per basic and fully diluted share of common stock were $0.12 for the three months ended September 30, 2021, compared to $0.13 for the three months ended September 30, 2020.

Net Interest Income. Net interest income was $11.0 million for the three months ended September 30, 2021 and September 30, 2020. Interest income decreased $737,000, which was offset by a $770,000 decrease in interest expense.

The average yield on interest-earning assets decrease was offset by a decrease in the cost of interest-bearing liabilities and an increase in total average interest-earning assets. Loan interest income for the three months ended September 30, 2021 includes amortized fees of $329,000 from SBA Paycheck Protection Program loans.  We recorded prepayment income of $208,000 for the three months ended September 30, 2021, compared to $88,000 for the same period in 2020.  The yield on interest-earning assets decreased 31 basis points to 2.93% for the three months ended September 30, 2021, from 3.24% for the three months ended September 30, 2020. The cost of interest-bearing liabilities decreased 30 basis points to 0.25% for the three months ended September 30, 2021, from 0.55% for the same period in 2020. Total average interest-earning assets increased $58.2 million, or 3.8%, to $1.592 billion for the three months ended September 30, 2021, from $1.534 billion for the same period in 2020.  Total average interest-bearing liabilities increased $60.8 million, or 5.6%, to $1.146 billion for the three months ended September 30, 2021, from $1.085 billion for the same period in 2020.  The increase in interest-bearing liabilities is partly attributable to the Company's issuance of $20.0 million of Subordinated Notes in April of 2021.  Our net interest rate spread decreased by one basis point to 2.68% for the three months ended September 30, 2021, from 2.69% for the same period in 2020. Our net interest margin decreased by ten basis points to 2.75% for the three months ended September 30, 2021, from 2.85% for the same period in 2020.

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

	For the Three Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,045,586	$11,389	4.32%	$1,080,521	$12,027	4.43%
Securities	16,915	46	1.08	52,265	183	1.39
Stock in FHLB and FRB	7,490	85	4.50	7,490	87	4.62
Other	522,491	228	0.17	394,048	188	0.19
Total interest-earning assets	1,592,482	11,748	2.93	1,534,324	12,485	3.24
Noninterest-earning assets	65,380			64,824
Total assets	$1,657,862			$1,599,148
Interest-bearing liabilities:
Savings deposits	$196,551	30	0.06	$169,989	27	0.06
Money market accounts	327,029	117	0.14	274,160	163	0.24
NOW accounts	377,169	132	0.14	310,024	121	0.16
Certificates of deposit	220,565	241	0.43	326,956	1,177	1.43
Total deposits	1,121,314	520	0.18	1,081,129	1,488	0.55
Borrowings and Subordinated Notes	24,573	198	3.20	4,000	—	—
Total interest-bearing liabilities	1,145,887	718	0.25	1,085,129	1,488	0.55
Noninterest-bearing deposits	321,417			314,965
Noninterest-bearing liabilities	28,197			25,788
Total liabilities	1,495,501			1,425,882
Equity	162,361			173,266
Total liabilities and equity	$1,657,862			$1,599,148
Net interest income		$11,030			$10,997
Net interest rate spread (2)			2.68%			2.69%
Net interest-earning assets (3)	$446,595			$449,195
Net interest margin (4)			2.75%			2.85%
Ratio of interest-earning assets to interest-bearing liabilities	138.97%			141.40%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

We recorded a recovery of loan losses of $6,000 for the three months ended September 30, 2021, compared to a recovery of  loan losses of $187,000 for the same period in 2020. The provision for, or recovery of, loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses that is attributable to loans collectively evaluated for impairment increased $38,000, or 0.6%, to $6.9 million at September 30, 2021, from $6.8 million at June 30, 2021. There were $28,000 of reserves established for loans individually evaluated for impairment at September 30, 2021 and June 30, 2021.  Net recoveries were $44,000 for the three months ended September 30, 2021, compared to net recoveries of $42,000 for the three months ended September 30, 2020.

The allowance for loan losses as a percentage of nonperforming loans was 1,067.34% at September 30, 2021, compared to 775.68% at June 30, 2021.

Noninterest Income

	Three Months Ended
	September 30,
	2021	2020	Change
	(Dollars in thousands)
Deposit service charges and fees	$814	$833	$(19)
Loan servicing fees	140	44	96
Mortgage brokerage and banking fees	16	44	(28)
Trust and insurance commissions and annuities income	263	222	41
Earnings on bank-owned life insurance	31	10	21
Other	110	111	(1)
Total noninterest income	$1,374	$1,264	$110

Noninterest income increased $110,000 to $1.4 million, or 8.7%, for the three months ended September 30, 2021, compared to $1.3 million for the same period in 2020.  Deposit service charges decreased $19,000, or 2.3%, primarily due to reduced non-sufficient funds returns charges, service charges and ATM service charges.  Loan servicing fees increased $96,000 due to the collection of $125,000 loan commitment and letter of credit service fees.  Mortgage brokerage and banking fees decreased $28,000 due to payoffs and paydowns on serviced mortgage loans.  Trust and insurance commissions and annuities income increased $41,000, or 18.5%, to $263,000 for the three months ended September 30, 2021, from $222,000 for the three months ended September 30, 2020 due to increased assets under management.  Earnings on bank-owned life insurance increased by $21,000 to $31,000 for the three months ended September 30, 2021. Other noninterest income remained constant for the three months ended September 30, 2021 and September 30, 2020.

Noninterest Expense

	Three Months Ended
	September 30,
	2021	2020	Change
	(Dollars in thousands)
Compensation and benefits	$5,782	$5,398	$384
Office occupancy and equipment	1,882	1,860	22
Advertising and public relations	150	135	15
Information technology	710	781	(71)
Professional fees	311	341	(30)
Supplies, telephone and postage	382	288	94
Amortization of intangibles	—	6	(6)
Nonperforming asset management	6	57	(51)
Operations of foreclosed assets, net	81	23	58
FDIC insurance premiums	125	105	20
Other	737	793	(56)
Total noninterest expense	$10,166	$9,787	$379

Noninterest expense increased by $379,000, or 3.9%, to $10.2 million for the three months ended September 30, 2021, compared to $9.8 million for the same period in 2020.  The increase in noninterest expense was due in substantial part to increases in compensation and benefits expense, office occupancy and equipment expense, advertising and public relations expense, supplies, telephone and postage expense, and expense for operations of foreclosed assets.  These increases were partially offset by a decrease in information technology expense and professional fees.  Compensation and benefits expense increased $384,000, or 7.1%; primarily due to an increase in full time equivalent employees (FTE's), from 224 at September 30, 2021, compared to 210 at September 30, 2020.  Office occupancy and equipment increased $22,000, or 1.2%, primarily due to increased rent expense and expense from depreciation of fixed assets.  Information technology expense decreased $71,000, or 9.1%, to $710,000 for the three months ended September 30, 2021, from $781,000 for the same period in 2020, primarily due to the renegotiation of technology contracts as we continue to upgrade our systems and implement cybersecurity measures.  Professional fees decreased $30,000, or 8.8%, for the three months ended September 30, 2021, primarily due to less consulting projects at the Bank during the third quarter of 2021.  Telephone expense increased $94,000 due to the upgrade and conversion of our telephone and data systems and the temporary need to operate concurrent systems.  Expense from operations of foreclosed assets was $81,000 for the three months ended September 30, 2021, an increase from $23,000 over the same period in 2020, primarily due to the combined impact of the recording of a $55,000 valuation allowance of foreclosed assets, and a $22,000 loss on sales of foreclosed assets that we recorded for the three months ended September 30, 2021.  Other noninterest expense decreased $56,000, or 7.1%, to $737,000 for the three months ended September 30, 2021, from $793,000 for the three months ended September 30, 2020, primarily due to decreases in losses due to fraud and ATM expenses.

Income Taxes

We recorded income tax expense of $600,000 for the three months ended September 30, 2021, compared to $713,000 for the three months ended September 30, 2020. Our combined state and federal effective tax rate for the three months ended September 30, 2021 was 26.7%, compared to 26.8% for the three months ended September 30, 2020.  During the second quarter 2021, Illinois Senate Bill 2017 was passed which created a temporary limitation on Illinois net operating loss carryforward utilization. For tax years 2021, 2022, and 2023, corporations are limited to applying a maximum of $100,000 of Illinois net operating loss carryforwards to taxable income. Illinois net operating loss carryforwards that are limited during these years have an extended expiration date for the years in which they are limited. The extended expiration of the Company’s Illinois net operating loss carryforwards are from 2026 to 2028.

Operating Results for the Nine Months Ended September 30, 2021 and 2020

Net Income. Net income was $5.0 million for the nine months ended September 30, 2021, compared to $6.7 million for the nine months ended September 30, 2020. Earnings per basic and fully diluted share of common stock were $0.35  for the nine months ended September 30, 2021, compared to $0.45 for the nine months ended September 30, 2020.

Net Interest Income. Net interest income was $32.4 million for the nine months ended September 30, 2021, compared to $34.3 million for the nine months ended September 30, 2020. The decrease in net interest income reflected a $5.8 million, or 14.5%, decrease in interest income, partially offset by a $3.9 million, or 65.1%, decrease in interest expense.

The decrease in net interest income was due in substantial part to a decrease in the average yield on interest-earning assets, which was partially offset by an increase in total average interest-earning assets and a decrease in the cost of interest-bearing liabilities.  Loan interest income for the nine months ended September 30, 2021 included amortized fees of $682,000 from SBA Paycheck Protection Program loans and $164,000 of interest that we recovered from a previously charged-off commercial loan.  We recorded prepayment income of $485,000 for the nine months ended September 30, 2021, compared to $396,000 for the same period in 2020.  The yield on interest-earning assets decreased 71 basis points to 2.95% for the nine months ended September 30, 2021, from 3.66% for the same period in 2020.  The cost of interest-bearing liabilities decreased 50 basis points to 0.25% for the nine months ended September 30, 2021, from 0.75% for the same period in 2020. Total average interest-earning assets increased $94.8 million, or 6.4%, to $1.565 billion for the nine months ended September 30, 2021, from $1.470 billion for the same period in 2020.  Total average interest-bearing liabilities increased $44.7 million, or 4.2%, to $1.114 billion for the nine months ended September 30, 2021, from $1.070 billion for the same period in 2020.  The increase in interest-bearing liabilities is attributable to the Company's issuance of $20.0 million of Subordinated Notes in April of 2021.  Our net interest rate spread decreased by 21 basis points to 2.70% for the nine months ended September 30, 2021, from 2.91% for the same period in 2020. Our net interest margin decreased by 35 basis points to 2.77% for the nine months ended September 30, 2021, from 3.12% for the same period in 2020.

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

	For the Nine Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,032,782	$33,510	4.34%	$1,118,637	$38,307	4.57%
Securities	19,604	152	1.04	60,606	758	1.67
Stock in FHLB and FRB	7,490	255	4.55	7,490	259	4.62
Other	505,153	576	0.15	283,493	1,008	0.47
Total interest-earning assets	1,565,029	34,493	2.95	1,470,226	40,332	3.66
Noninterest-earning assets	65,358			64,689
Total assets	$1,630,387			$1,534,915
Interest-bearing liabilities:
Savings deposits	$191,822	88	0.06	$162,501	118	0.10
Money market accounts	319,302	338	0.14	260,314	829	0.43
NOW accounts	354,810	366	0.14	287,478	472	0.22
Certificates of deposit	231,622	948	0.55	357,182	4,622	1.73
Total deposits	1,097,556	1,740	0.21	1,067,475	6,041	0.76
Borrowings and Subordinated Notes	16,771	368	2.93	2,144	—	—
Total interest-bearing liabilities	1,114,327	2,108	0.25	1,069,619	6,041	0.75
Noninterest-bearing deposits	321,641			265,928
Noninterest-bearing liabilities	25,886			25,372
Total liabilities	1,461,854			1,360,919
Equity	168,533			173,996
Total liabilities and equity	$1,630,387			$1,534,915
Net interest income		$32,385			$34,291
Net interest rate spread (2)			2.70%			2.91%
Net interest-earning assets (3)	$450,702			$400,607
Net interest margin (4)			2.77%			3.12%
Ratio of interest-earning assets to interest-bearing liabilities	140.45%			137.45%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses

We recorded a recovery of loan losses of $1.0 million for the nine months ended September 30, 2021, compared to a provision for loan losses of $326,000 for the same period in 2020. The provision for, or recovery of, loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses that is attributable to loans collectively evaluated for impairment decreased $856,000, or 11.1%, to $6.9 million at September 30, 2021, from $7.7 million at December 31, 2020. There were $28,000 of reserves established for loans individually evaluated for impairment at September 30, 2021 and at September 30, 2020.  Net recoveries were $163,000 for the nine months ended September 30, 2021, compared to net recoveries of $53,000 for the nine months ended September 30, 2020.

The allowance for loan losses as a percentage of nonperforming loans was 1,067.34% at September 30, 2021, compared to 634.81% at December 31, 2020.

Noninterest Income

	Nine Months Ended
	September 30,
	2021	2020	Change
	(Dollars in thousands)
Deposit service charges and fees	$2,352	$2,456	$(104)
Loan servicing fees	336	189	147
Mortgage brokerage and banking fees	33	84	(51)
Trust and insurance commissions and annuities income	880	728	152
Earnings on bank-owned life insurance	82	51	31
Other	375	317	58
Total noninterest income	$4,058	$3,825	$233

Noninterest income increased $233,000, or 6.1%, for the nine months ended September 30, 2021 to $4.1 million, compared to $3.8 million for the same period in 2020.  Deposit service charges decreased $104,000, or 4.2%, due to lower non-sufficient funds returns charges and negative balance fees.  Loan servicing fees increased $147,000, or 77.8%, due to the collection of commitment fees, letter of credit fees and a $61,000 release fee from a corporate lessor.  Mortgage brokerage and banking fees decreased $51,000 for the nine months ended September 30, 2021, due to payoffs and paydowns on serviced mortgages loans. Trust and insurance commissions and annuities income increased $152,000, or 20.9%, to $880,000 for the nine months ended September 30, 2021, from $728,000 for the nine months ended September 30, 2020 due to increased assets under management.  Earnings on bank-owned life insurance increased by $31,000 to $82,000 for the nine months ended September 30, 2021. Other income increased $56,000, or 17.6%, to $375,000 for the nine months ended September 30, 2021, compared to $319,000 for the nine months ended September 30, 2020, primarily due to the receipt of $67,000 for the final dissolution of a low-income housing investment.

Noninterest Expense

	Nine Months Ended
	September 30,
	2021	2020	Change
	(Dollars in thousands)
Compensation and benefits	$16,811	$16,084	$727
Office occupancy and equipment	5,971	5,383	588
Advertising and public relations	525	405	120
Information technology	2,021	2,453	(432)
Professional fees	1,024	943	81
Supplies, telephone and postage	1,224	875	349
Amortization of intangibles	7	27	(20)
Nonperforming asset management	55	154	(99)
Operations of foreclosed assets, net	366	13	353
FDIC insurance premiums	345	241	104
Other	2,245	2,086	159
Total noninterest expense	$30,594	$28,664	$1,930

Noninterest expense increased by $1.9 million, or 6.7%, to $30.6 million for the nine months ended September 30, 2021, from $28.7 million for the same period in 2020.  The increase in noninterest expense was due in substantial part to increases in compensation and benefits expense, office occupancy and equipment expense, advertising and public relations expense, professional fees, supplies, telephone and postage expense, expense for operations of foreclosed assets and other expense.   These increases were partially offset by a decrease in information technology expense.  Compensation and benefits expense increased $727,000, or 4.5% primarily due to an increase in full time equivalent employees (FTE's).  The increase in FTE's was primarily due to staffing increases for commercial finance, multi-family lending and equipment finance originations and the restoration of services in certain branch offices that were reduced or suspended due to COVID-19.  Office occupancy and equipment increased $588,000, or 10.9%, primarily due to increased rent expense, snow removal expense and expense related to COVID-19 cleaning and sanitation.  Information technology expense decreased $432,000, or 17.6%, to $2.0 million for the nine months ended September 30, 2021, from $2.5 million for the same period in 2020, primarily due to the renegotiation of technology contracts as we continued to upgrade our systems and implement cybersecurity measures.  Professional fees increased $81,000, or 8.6%, for the nine months ended September 30, 2021, primarily due to increases in audit and accounting fees and placement fees for staffing additions.  Telephone expense increased $413,000 due to the upgrade and conversion of our telephone and data systems and the temporary need to operate concurrent systems.  Operations of foreclosed assets increased to $366,000 for the nine months ended September 30, 2021, compared to $13,000 for the same period in 2020, primarily due to the recording of a $336,000 valuation allowance on foreclosed assets, which was partially offset by $29,000 of gains on sales of foreclosed assets that we recorded for the  nine months ended September 30, 2021.  FDIC insurance premiums increased $104,000, to $345,000 for the nine months ended September 30, 2021, compared to $241,000 for the same period in 2020, because the insurance premiums for the nine months ended September 30, 2020 was partially offset by the FDIC's small bank assessment credit.  Other noninterest expense increased $159,000, or 7.6%, to $2.2 million for the nine months ended September 30, 2021, from $2.1 million for the nine months ended September 30, 2020, primarily due to increased loan expenses and the reversal of a $116,000 reserve on open commitments for two undrawn letters of credit in 2020.

Income Taxes

We recorded income tax expense of $1.8 million for the nine months ended September 30, 2021, compared to $2.4 million for the nine months ended September 30, 2020. Our combined state and federal effective tax rate for the nine months ended September 30, 2021 was 26.6%, compared to 26.4% for the  nine months ended September 30, 2020.  During the second quarter 2021, Illinois Senate Bill 2017 was passed which created a temporary limitation on Illinois net operating loss carryforward utilization. For tax years 2021, 2022, and 2023, corporations are limited to applying a maximum of $100,000 of Illinois net operating loss carryforwards to taxable income. Illinois net operating loss carryforwards that are limited during these years have an extended expiration date for the years in which they are limited. The extended expiration of the Company’s Illinois net operating loss carryforwards are from 2026 to 2028.

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At September 30, 2021, we had no loans in this category.

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

As part of the asset classification process, we develop an exit strategy for real estate collateral and foreclosed assets by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is,” “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of September 30, 2021, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”

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

Nonperforming Assets Summary

The following table sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	September 30, 2021	June 30, 2021	December 31, 2020	Quarter Change	Nine-Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$341	$588	$925	$(247)	$(584)
Nonresidential real estate	296	296	296	—	—
Equipment finance - investment-rated	9	—	—	9	9
Nonperforming loans	646	884	1,221	(238)	(575)

Other real estate owned:
One-to-four family residential real estate	112	335	157	(223)	(45)
Nonresidential real estate	140	140	—	—	140
Other real estate owned	252	475	157	(223)	95

Other foreclosed assets	797	1,227	—	(430)	797

Total nonperforming assets	$1,695	$2,586	$1,378	$(891)	$317

Ratios:
Nonperforming loans to total loans	0.06%	0.09%	0.12%
Nonperforming assets to total assets	0.10	0.16	0.09

Nonperforming Assets

Nonperforming assets increased $317,000 to $1.7 million at September 30, 2021, net of additions and sales of foreclosed collateral.  In the second and third quarters of 2021, we redeemed and sold $3.2 million of repossessed collateral related to a $4.3 million previously classified Chicago commercial loan.  Two residential loans with a total book balance of $128,000 were transferred from nonaccrual loans to OREO during the nine months ended September 30, 2021.  We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had $5.0 million of FHLB advances outstanding at September 30, 2021 and $4.0 million at December 31, 2020.

The Company is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its stockholders and to repurchase shares of its common stock, and for other corporate purposes. The Company's primary source of liquidity is dividend payments it receives from the Bank.  The Bank's ability to pay dividends to the Company is subject to regulatory limitations. The Company completed the issuance of $20.0 million of Subordinated Notes in April 2021, at a rate of 3.75%. maturing on May 15, 2031.  At September 30, 2021, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $9.7 million.  In 2020, the Company obtained a $5.0 million unsecured line of credit with a correspondent bank to provide a secondary source of liquidity. Interest is payable at a rate of Prime rate minus 0.75%. The line of credit will mature on March 31, 2022.  The line of credit had no outstanding balance at September 30, 2021.

As of September 30, 2021, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity.  As of September 30, 2021, we had no other material commitments for capital expenditures.

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

In addition, as a result of the legislation, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. Beginning in the second quarter 2020 and until the end of 2020, a banking organization that had a leverage ratio of 8% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework; and qualifying community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement is re-established at greater than 9%. Pursuant to Section 4012 of the CARES Act and related interim final rules, the Community Bank Leverage Ratio is 8.5% for calendar year 2021, and 9% thereafter. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.   As of September 30, 2021, the Bank's Community Bank Leverage Ratio was 10.00%.

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

As of September 30, 2021, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2021
Community Bank Leverage Ratio	$165,537	10.00%	$140,761	8.50%

December 31, 2020
Community Bank Leverage Ratio	$160,236	10.10%	$126,964	8.00%

Quarterly Cash Dividends. The Company declared cash dividends of $0.30 per share for both of the nine months ended September 30, 2021 and September 30, 2020.

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

Quantitative Analysis. The following table sets forth, as of September 30, 2021, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$17,185	8.60%	$13,270	31.33%
+300	17,522	8.76	10,183	24.04
+200	13,662	6.83	6,765	15.97
+100	6,980	3.49	3,253	7.68
0
-25	(6,736)	(3.37)	(744)	(1.76)

The table set forth above indicates that at September 30, 2021, in the event of an immediate 25 basis point decrease in interest rates, the Bank would be expected to experience a 3.37% decrease in NPV and a $744,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 6.83% increase in NPV and a $6.8 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the third quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
July 1, 2021 through July 31, 2021	307,498	$11.42	307,498	625,721
August 1, 2021 through August 31, 2021	221,792	11.37	221,792	403,929
September 1, 2021 through September 30, 2021	215,297	11.38	215,297	188,632
	744,587		744,587

As of September 30, 2021, the Company had repurchased 7,172,123 shares of its common stock out of the 7,360,755 shares of common stock authorized under the current share repurchase authorization approved on March 30, 2015. Pursuant to the share repurchase authorization, as of September 30, 2021, there were 188,632 shares of common stock authorized for repurchase.  On April 19, 2021, the Board extended the expiration of the Company's share repurchase authorization from April 30, 2021 to November 15, 2021, and increased the total number of shares currently authorized for repurchase by 250,000 shares.  On June 24, 2021, the Board increased the number of shares currently authorized for repurchase by 900,000 shares.

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
101

The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	October 29, 2021	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer