Form 10-K
period 2021-12-31
BankFinancial CORP
filed 2022-03-01
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on June 30, 2021 determined using a per share closing price on that date of $11.44, as quoted on The Nasdaq Global Select Market, was $149.2 million.

At  February 23, 2022, there were 13,178,485 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2022 Annual Meeting of Stockholders (Part III)

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

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) less than anticipated net loan and lease growth due to intense competition for loans and leases, particularly in terms of pricing, credit underwriting; or a dearth of borrowers who meet our underwriting standards, or the coronavirus disease 2019 ("COVID-19") pandemic and the related adverse local and national economic consequences; (ii) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (iii) interest rate movements and their impact on the economy, customer behavior and our net interest margin; (iv) adverse economic conditions in general, or specific events such as the COVID-19 pandemic or terrorism, and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (v) declines in real estate values that adversely impact the value of our loan collateral, other real estate owned ("OREO"), asset dispositions and the level of borrower equity in their investments; (vi) borrowers that experience legal or financial difficulties that we do not currently foresee; (vii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (viii) changes, disruptions or illiquidity in national or global financial markets; (ix) the credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (x) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (xii) legislative or regulatory changes that have an adverse impact on our products, services, operations and operating expenses; (xiii) higher federal deposit insurance premiums; (xiv) higher than expected overhead, infrastructure and compliance costs; (xv) changes in accounting principles, policies or guidelines; (xvi) the effects of any federal government shutdown; and (xvii) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions.

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

BankFinancial, National Association

The Bank is a full-service, national bank providing banking, wealth management and fiduciary services to individuals, families and businesses in the Chicago metropolitan area and on a regional or national basis for commercial finance, healthcare finance, equipment finance, commercial real estate finance and treasury management business customers.  The Bank offers our customers a broad range of loan, deposit, trust and other financial products and services through 19 full-service banking offices located in Cook, DuPage, Lake and Will Counties, Illinois and through our Internet Branch, www.bankfinancial.com.

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

The Bank’s lending area consists of the counties where our branch offices are located, contiguous counties in the State of Illinois, as well as commercial credit origination and customer service offices for the Commercial Finance, Commercial Real Estate and Equipment Finance Divisions of the Bank.

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

Lending Activities

Our loan portfolio consists primarily of multi-family real estate, nonresidential real estate, commercial loans and leases, which collectively represented $1.019 billion, or 97.0%, of our gross loan portfolio of $1.051 billion at December 31, 2021. At December 31, 2021, $426.1 million, or 40.6%, of our loan portfolio consisted of multi-family mortgage loans; $103.2 million, or 9.8%, of our loan portfolio consisted of nonresidential real estate loans; and $489.5 million, or 46.6%, of our loan portfolio consisted of commercial loans and leases.  At December 31, 2021, $30.1 million, or 2.9%, of our loan portfolio consisted of one-to-four family residential mortgage loans, of which $6.0 million, or 0.6%, were loans to investors secured by non-owner occupied residential properties, including home equity loans and lines of credit.

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

At December 31, 2021, our deposits totaled $1.488 billion. Interest-bearing deposits totaled $1.146 billion, or 77.0% of total deposits, and noninterest-bearing demand deposits totaled $342.2 million, or 23.0% of total deposits. Savings, money market and NOW account deposits totaled $939.3 million, or 63.1% of total deposits, and certificates of deposit totaled $206.9 million, or 13.9% of total deposits, of which $167.4 million had maturities of one year or less.

Related Products and Services

The Bank provides trust and financial planning services through our Trust Department. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc. (“Financial Assurance”), sells property and casualty insurance and other insurance products on an agency basis. For the year ended December 31, 2021, Financial Assurance recorded net income of $90,000. At December 31, 2021, Financial Assurance had one full-time employee. The Bank’s other wholly-owned subsidiary, BFIN Asset Recovery Company, LLC (formerly BF Asset Recovery Corporation), holds title to and sells certain Bank-owned real estate acquired through foreclosure and collection actions, and recorded a net loss of $1,000 for the year ended December 31, 2021.

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

Employees

At December 31, 2021, the Bank had 196 full-time employees and 47 part-time employees. Our employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

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

There can be no assurance that laws, rules and regulations, and regulatory policies will not change in the future. Such changes could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition, results of operations or prospects. Any change in the laws or regulations, or in regulatory policy, whether by the OCC, the FDIC, the FRB, the Consumer Financial Protection Bureau or the United States ("U.S.") Congress could have a material adverse impact on the Company, the Bank and their respective operations.

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

The statement further provided that working with borrowers that were current on existing loans, either individually or as part of a program for creditworthy borrowers who were experiencing short-term financial or operational problems as a result of COVID-19, generally would not be considered TDRs. For modification programs designed to provide temporary relief for current borrowers affected by COVID-19, financial institutions may presume that borrowers that are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat COVID-19 and stimulate the economy. The law had several provisions relevant to financial institutions, including:

●

Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as TDRs and also allowing them to suspend the corresponding impairment determination for accounting purposes.

●

The ability of a borrower of a federally backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, with an extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally backed mortgage is prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, which period has subsequently been extended several times by administrative action.

●

The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance could be granted for up to 30 days, with an extension for up to two additional 30-day periods upon the request of the borrower, with future extensions granted by administrative action. During the time of the forbearance, the multi-family borrower cannot evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that receives a forbearance may not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provides the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program.  The Paycheck Protection Program (“PPP”), established as part of the CARES Act provided 100% federally guaranteed loans to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program for amounts up to 2.5 times the average monthly “payroll costs” of the business. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible for PPP loan forgiveness so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses, including, but not limited to, mortgage interest, rent and utilities.  In May 2021, the SBA announced that PPP funding has been exhausted and the SBA stopped accepting new PPP loan applications.

Coronavirus Response and Relief Supplemental Appropriations Act of 2021. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions, including extending the authority granted to banks under the CARES Act to elect to temporarily suspend the requirements under accounting principles generally accepted in the United States of America (“US GAAP”) for loan modifications related to the COVID-19 pandemic through December 31, 2021.

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

At December 31, 2021, the Bank’s capital exceeded all applicable regulatory requirements, the Bank was considered well-capitalized under the prompt corrective action framework, as subsequently discussed, and it had an appropriate capital conservation buffer.

The Company and the Bank each have adopted Regulatory Capital Policies that provide that the Bank will maintain a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5%. The capital ratios set forth in the Regulatory Capital Policies will be adjusted if and as necessary. In accordance with the Regulatory Capital Policies, neither the Company nor the Bank will pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established capital levels. In addition, in accordance with its Regulatory Capital Policy, the Company expects it will continue to maintain its ability to serve as a source of financial strength to the Bank by holding a combination of cash, liquid assets and credit availability equal to at least $5.0 million for that purpose.

Legislation enacted in 2018 required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” of between 8% to 10% of average total consolidated assets for qualifying institutions with less than $10 billion of assets. Institutions with capital meeting the specified requirement and electing to follow the alternative framework will be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and are considered well-capitalized under the prompt corrective action framework.  Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report.

The OCC adopted a final rule that established 9% as the community bank leverage ratio, effective January 1, 2020 for use in the March 31, 2020 call report.  The CARES Act lowered the community bank leverage ratio to 8%, with federal regulation making the reduced ratio effective April 23, 2020. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter.

Loans-to-One-Borrower. A national bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2021, the Bank was in compliance with the loan-to-one-borrower limitations.

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

The Bank’s CRA performance has been rated as “Outstanding,” the highest possible CRA rating, in each of the CRA performance evaluations that have been conducted by the Bank’s primary federal regulator since 1998.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the FRB. These provisions generally require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and not involve more than the normal risk of repayment or present other unfavorable features (subject to an exception for lending programs open to employees generally). In addition, there are limitations on the amount of credit extended to such persons, individually and in the aggregate based on a percentage of the Bank’s capital. Extensions of credit in excess of specified limits must receive the prior approval of the Bank’s Board of Directors. Extensions of credit to executive officers are subject to additional restrictions. The Bank does not extend credit to executive officers or members of the Board of Directors.

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

The regulations provide that a capital restoration plan must be filed with the OCC within 45 days of the date a national bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5.0% of the bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Various restrictions, including as to growth and capital distributions, also apply to “undercapitalized” institutions. If an “undercapitalized” institution fails to submit an acceptable capital plan, it is treated as “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more additional restrictions including, but not limited to, an order by the OCC to sell sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cease receipt of deposits from correspondent banks, dismiss officers or directors and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive.

At December 31, 2021, the Bank met the criteria for being considered “well-capitalized.” The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital requirement provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit accounts in the Bank are insured up to $250,000 for each separately insured depositor.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.  Under the risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

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

Federal Reserve System. The Bank is a member of the Federal Reserve System, which consists of 12 regional Federal Reserve Banks. As a member of the Federal Reserve System, the Bank is required to acquire and hold shares of capital stock in its regional Federal Reserve Bank, the Federal Reserve Bank of Chicago, in specified amounts. The Bank is also required to maintain noninterest-earning reserves against its transaction accounts, such as negotiable order of withdrawal and regular checking accounts. The balances maintained to meet the reserve requirements may be used to satisfy liquidity requirements imposed by the OCC’s regulations. As of December 31, 2021, the Bank was in compliance with all of these requirements. The FRB also provides a backup source of funding to depository institutions through the regional Federal Reserve Banks pursuant to section 10B of the Federal Reserve Act and Regulation A. In general, eligible depository institutions have access to three types of discount window credit-primary credit, secondary credit, and seasonal credit. All discount window loans must be collateralized to the satisfaction of the lending regional Federal Reserve Bank.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in specified amounts. As of December 31, 2021, the Bank was in compliance with this requirement.

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

Source of Strength Doctrine. The “source of strength doctrine” requires bank holding companies to provide assistance to their subsidiary depository institutions in the event the subsidiary depository institution experiences financial difficulty. The FRB has issued regulations requiring that all bank holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions. To facilitate its ability to serve as a source of strength for the Bank, the Company has adopted a Regulatory Capital Policy, as described earlier under "Federal Bank Regulation: Capital Requirements".

Capital Distributions.  The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank supervisory staff concerning dividends in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend, the proposed dividend exceeds earnings for the period for which it is being paid, or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a bank holding company’s common stock dividend.  The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

FRB regulatory guidance also indicates that a bank holding company should inform Federal Reserve Bank staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. FRB regulations require prior approval for a bank holding company to repurchase or redeem its equity securities if the gross consideration, when combined with net consideration paid for all such repurchases or redemptions during the preceding 12 months, will equal 10% or more of the holding company’s consolidated net worth. There is an exception for well-capitalized bank holding companies that meet specified qualitative criteria. FRB guidance provides for prior consultation with supervisory staff under specified circumstances prior to a holding company repurchasing or redeeming regulatory capital instruments, including common stock, regardless of the applicability of the previously referenced notification  requirement.  These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of its common stock or otherwise engage in capital distributions.

Acquisition of the Company

Under the Change in Bank Control Act, no person may acquire control of a bank holding company, such as the Company, unless the FRB has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquiror and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means ownership, control of or power to vote 25% or more of any class of voting stock.

There is a rebuttable presumption of control upon the acquisition of 10% or more of a class of voting stock if the holding company involved has its shares registered under the Exchange Act, or if no other person will own, control or hold the power to vote a greater percentage of that class of voting security after the acquisition.

A company that acquires control of a bank holding company, such as the Company, must receive prior FRB approval under that statute.  Control, as defined under the Bank Holding Company Act, means ownership, control or power to vote 25% or more of any class of voting stock, control in any manner over the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to exercise, directly or indirectly, a controlling influence over the management or policies of the company.  The FRB  adopted a final rule, effective September 30, 2020, that revised its framework for determining whether a company, under the Bank Holding Company Act, exercises a “controlling influence” over a bank or a bank holding company.  The FRB’s final rule applies to questions of control under the Bank Holding Company Act but does not extend to the Change in Bank Control Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Exchange Act.  The Company has policies, procedures and systems designed to comply with these regulations.

Federal Securities Laws

The Company’s common stock is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

ITEM 1A.	RISK FACTORS

An investment in our securities is subject to risks inherent in our business and the industry in which we operate. Before making an investment decision, you should carefully consider the risks and uncertainties described below and all other information included in this report as well as other filings we make with the SEC. The risks described below may adversely affect our business, financial condition and operating results. In addition to these risks and the other risks and uncertainties described in Item 1, “Business–Forward Looking Statements,” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” there may be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. The value or market price of our securities could decline due to any of these identified or other risks. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

Risks Related to our Business Strategy

New lines of business or new products and services may subject us to additional risks

From time to time, we implement new lines of business, particularly in our Equipment Finance, Commercial Finance and Treasury Services operations, or offer new products and services within existing lines of business in our current markets or new markets. There are substantial risks and uncertainties associated with these efforts, particularly in instances where credit risks may be volatile due to changing economic conditions.  In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. As occurred in 2020 due to the COVID-19 pandemic with respect to certain Equipment Finance products, initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results.

Risks Related to the COVID-19 Pandemic

The continuing impacts of the novel COVID-19 outbreak, and associated governmental responses, could adversely affect our financial condition and results of operations

The COVID-19 pandemic has caused significant economic dislocation in the United States which resulted in a slow-down in economic activity. Certain state and local governments and federal agencies have restricted judicial enforcement of leases or loan terms, liens and security interests, and have also required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent and duration of such impact will depend on future developments, which are highly uncertain, including to what extent COVID-19 can be controlled and abated.

As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow loans and income;

●	higher amounts of liquidity held by borrowers or depositors may continue to result in lower demand for loans and lower fee income related to deposit account activity;

●	a sustained material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

●	loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

●	our wealth management and trust revenues may decline with continuing market volatility;

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

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. Due to changes in labor force participation and labor market conditions, we may not be successful in finding and integrating suitable replacements or successors in the event of key employee loss or unavailability, or we may incur higher compensation and benefits expenses to attract or retain qualified personnel.

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

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, legal, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, including risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

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

Risks Related to our Lending Activities

Our commercial real estate loans constitute a concentration of credit and thus are subject to enhanced regulatory scrutiny and require us to utilize enhanced risk management techniques

A substantial portion of our loan portfolio is secured by real estate. Our commercial real estate loan portfolio generally consists of multi-family mortgage loans originated in selected geographic markets and nonresidential real estate loans originated predominantly in the Chicago market. At December 31, 2021, our loan portfolio included $426.1 million in multi-family mortgage loans, or 40.6% of total loans, and $81.9 million in non-owner occupied nonresidential real estate loans, or 7.8% of total loans. These commercial real estate loans represented 294.98% of the Bank’s $172.3 million total risk-based capital at December 31, 2021. Concentrations of credit are pools of loans whose collective performance has the potential to affect a bank negatively even if each individual transaction within the pool is soundly underwritten. When loans in a pool are sensitive to the same economic, financial, or business development, that sensitivity, if triggered, could cause the sum of the transactions to perform as if it were a single, large exposure. As such, concentrations of credit add a dimension of risk that compounds the risk inherent in individual loans.

The OCC expects banks to implement board-approved policies and procedures to identify, measure, monitor, and control concentration risks, taking into account the potential impact on earnings and capital under stressed market conditions, economic downturns, and periods of general market illiquidity as well as normal market conditions. Enhanced risk management is required for commercial real estate concentrations exceeding 300% of total risk-based capital. The Bank has established board-approved policies and procedures to identify, measure, monitor, control and stress test its concentrations of credit. The Bank has taken other specific steps to mitigate concentrations of credit risk, including the establishment of concentrations of credit limits based on loan type and geography, the maintenance of capital in excess of the minimum regulatory requirements, the establishment of appropriate underwriting standards for specific loan types and geographic markets, active portfolio management and an emphasis on originating multi-family loans that qualify for 50% risk-weighting under the regulatory capital rules. At December 31, 2021, $67.5 million of the Bank’s multi-family loans, or 15.8% of the Bank’s total multi-family loan portfolio, qualified for 50% risk-weighting under the regulatory capital rules. The Bank’s earnings and capital could be materially and adversely impacted if economic, financial, or business developments were to occur that materially and adversely impacted all or a material portion of the Bank’s commercial real estate loans and caused them to perform as a single, large exposure.

Repayment of our commercial and commercial real estate loans typically depends on the cash flows of the borrower. If a borrower's cash flows weaken or become uncertain, the loan may need to be classified, the collateral securing the loan may decline in value and we may need to increase our loan loss reserves or record a charge-off

We underwrite our commercial and commercial real estate loans primarily based on the historical and expected cash flows of the borrower, or in the case of Accounts Receivable Commercial Finance, primarily based on the creditworthiness of the account debtors as the principal source of repayment. Although we consider collateral in the underwriting process, it is a secondary consideration that generally relates to the risk of loss in the event of a borrower default for most commercial loan types where the borrower's cash flow is the principal source of repayment. We follow the OCC's published guidance for assigning risk-ratings to loans, which emphasizes the strength of the borrower's cash flow, or for asset-based loans, a sustainable source of liquidity to fund business operations. The OCC's loan risk-rating guidance provides that the primary consideration in assigning risk-ratings to standard commercial and commercial real estate loans is the strength of the primary source of repayment, which is defined as a sustainable source of cash under the borrower's control that is reserved, explicitly or implicitly, to cover the debt obligation. The OCC's loan risk-rating guidance for standard commercial loans and commercial real estate loans typically does not consider secondary repayment sources until the strength of the primary repayment source weakens, and collateral values typically do not have a significant impact on a loan's risk rating until a loan is classified. Consequently, if a borrower's cash flows weaken or become uncertain, the loan may need to be classified, whether or not the loan is performing or fully secured. In addition, real estate appraisers typically place significant weight on the cash flows generated by income-producing real estate and the reliability of the cash flows in performing valuations. Thus, economic or borrower-specific conditions that cause a decline in a borrower's cash flows could cause our loan classifications to increase and the net realizable value of the collateral securing our loans to decline, and require us to increase our loan loss reserves, record charge-offs, or increase our capital levels.

Repayment of our equipment finance transactions is typically dependent on the cash flows of the lessee, which may be unpredictable, and the collateral securing these loans may fluctuate in value

We lend money to small and mid-sized independent leasing companies to finance the debt portion of leases. An equipment finance transaction results when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee. Our equipment finance transaction entail many of the same types of risks as our commercial loans.  Equipment finance transactions generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under equipment finance transactions.  In the event of a default on an equipment finance transaction, the proceeds from the sale of the leased equipment may not be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2021, our equipment finance portfolio totaled $402.1 million, or 38.3% of our total loan portfolio.

Our loan portfolio includes loans to healthcare providers, and the repayment of these loans is largely dependent upon the receipt of direct or indirect governmental reimbursements

At December 31, 2021, we had $116.0 million of loans and unused commitments to a variety of healthcare providers, including lines of credit secured by healthcare receivables. The repayment of these lines of credit is largely dependent on the borrower's receipt of payments and reimbursements under Medicaid, Medicare and in some cases private insurance contracts for the services they have provided. The ability of the borrowers to service loans we have made to them may be adversely impacted by the financial ability of the federal government or individual state governments to make direct reimbursement payments, or, via managed care organizations operating under agreements with the federal government or individual states, to make indirect reimbursements for the services provided. The failure of a direct or indirect payor to make reimbursements owed to the operators of these facilities, or a significant delay in the making of such reimbursements, could adversely affect the ability of the operators of these facilities to repay their obligations to us. In addition, changes to national health care policy involving private health insurance policies may also affect the business prospects and financial condition or operations of commercial loan customers and commercial lessees involved in health care-related businesses.

If our allowance for loan losses is not sufficient to cover actual losses, our earnings would be adversely impacted

In the event that our loan customers do not repay their loans according to their terms, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, including expenses of collecting the loan and managing and liquidating the collateral, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. At December 31, 2021, our allowance for loan losses was $6.7 million, which represented 0.64% of total loans and 895.33% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on internal and external loan reviews, our historical experience and our evaluation of economic conditions, among other factors. In addition, we make various estimates and assumptions about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. We also make judgments concerning our legal positions and the priority of our liens and security interests in contested legal or bankruptcy proceedings, and at times, we may lack sufficient information to establish adequate specific reserves for loans involved in such proceedings. We base these estimates, assumptions and judgments on information that we consider reliable, but if an estimate, assumption or judgment that we make ultimately proves to be incorrect, additional provisions to our allowance for loan losses may become necessary. In addition, our emphasis on loan and lease growth and on increasing our portfolios of commercial business loans, as well as any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for loan losses in the future. In addition, as an integral part of their supervisory and/or examination process, the OCC periodically reviews the methodology for and the sufficiency of the allowance for loan losses. The OCC has the authority to require us to recognize additions to the allowance based on their inclusion, exclusion or modification of risk factors or differences in judgments of information available to them at the time of their examination.

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

The foreclosure process may adversely impact our recoveries on non-performing loans

The judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and our ability to minimize its losses.

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

As of December 31, 2021, we had an NOL carryforward for Illinois, which begins to expire in 2031 and fully expires in 2033 pursuant to changes to Illinois law enacted in 2021. In 2021, we exceeded our Business Plan projection for purposes of deferred tax asset utilization analysis.  Based on our long-term Business Plan, we expect that we will fully utilize the Illinois NOL carryforward before it expires in 2033.  However, changes in applicable tax laws, regulations, macroeconomic conditions or market conditions may adversely affect this conclusion in future periods and there can be no assurance that we will be able to fully realize our deferred tax assets prior to their scheduled expiration under current applicable law.

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

At December 31, 2021, the Bank has met all of these requirements, including the full 2.5% capital conservation buffer.

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

Our sources of funds are limited because of our holding company structure

The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank provide a significant source of cash for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. Under these statutes and regulations, the Bank is not permitted to pay dividends on its capital stock to the Company, its sole stockholder, if the dividend would reduce the stockholders' equity of the Bank below the amount of the liquidation account established in connection with the mutual-to-stock conversion. National banks may pay dividends without the approval of its primary federal regulator only if they meet applicable regulatory capital requirements before and after the payment of the dividends and total dividends do not exceed net income to date over the calendar year plus its retained net income over the preceding two years. In addition, in accordance with its Regulatory Capital Policy, the Company expects to maintain a combination of cash, liquid assets and credit availability equal to at least $5.0 million to facilitate its ability to serve as a source of financial strength to the Bank. If in the future, the Company utilizes its available cash for other purposes and the Bank is unable to pay dividends to the Company, the Company may not have sufficient funds to pay dividends.

Risks Related to Economic Conditions

Changes to U.S. fiscal or monetary policies will continue to affect our loan and deposit portfolio balances and customer behavior.

In response to the COVID-19 global pandemic, the U.S. Federal Reserve Board in 2020 commenced unprecedented open market operations to increase liquidity of individuals, households, and businesses which operations continue in effect. The fiscal stimulus provided by the U.S. Government in 2020 and 2021, included but not limited to the Paycheck Protection Act, increases to the child tax credit and other government payments. The resultant increase in liquidity from both monetary and fiscal stimulus has since affected, and continues to affect, the demand for loans and the supply of deposits for all types of borrowers and depositors.  In addition, changes in the demand and the average selling price for single-family housing, low interest rates and investor uncertainty with respect to other types of commercial real estate property investments, continue to materially increase the market demand for multi-family residential properties due to the scarcity of housing. The combined effect of these government actions and market responses resulted in significant changes in customer behavior, including reduced utilization of commercial lines of credit and pre-payments of multi-family residential loans, nonresidential real estate loans, and equipment finance transactions.

Disruptions in supply-chains, the widespread adoption of hybrid-remote work arrangements, reductions in labor force participation and the aforementioned changes to fiscal policy caused a material increase in inflation of goods and services, including labor during 2021.  The increases in domestic and international inflation are likely to result in changes in U.S. and foreign central bank policy with respect to benchmark interest rates such as the Federal Funds Rate and the reduction or termination of open-market securities purchases.  The impact of these future potential actions by government authorities are highly uncertain, and such actions may unfavorably impact our loan and deposit portfolio balances, loan originations and repayment activity, liquidity, and asset quality.

Adverse changes in local economic conditions and adverse conditions in an industry on which a local market in which we do business depends could negatively affect our financial condition or results of operations

Except for our commercial equipment leasing and commercial finance activities, which we conduct on a nationwide basis, and our multi-family lending activities, which we conduct in selected Metropolitan Statistical Areas, including, but not limited to, the Metropolitan Statistical Areas for Chicago, Illinois, Dallas and San Antonio, Texas, Denver, Colorado, and Tampa, Florida, a material portion of our loan and substantially all of our deposit activities are conducted in the Metropolitan Statistical Area for Chicago, Illinois. Our loan and deposit activities are directly affected by, and our financial success depends on, economic conditions within the local markets in which we do business, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions, as a result of COVID-19 or otherwise, or in the condition of an industry on which a local market depends could adversely affect such factors as unemployment rates, business formations and expansions, housing demand, apartment vacancy rates and real estate values in the local market, and this could result in, among other things, a decline in loan and lease demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in loan delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of the collateral for our loans, and a decline in the net worth and liquidity of our borrowers and guarantors. Any of these factors could negatively affect our financial condition or results of operations.

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

Other Risks Related to Our Business

We are required to transition from the use of the LIBOR interest rate index

We have certain loans indexed to LIBOR to calculate the loan interest rate.  At December 31, 2021, we had $102.4 million, or 9.7%, of our loan portfolio indexed to LIBOR.  The LIBOR index will be discontinued for U.S. Dollar setting effective June 30, 2023. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. Additionally, since alternative rates are calculated differently, the transition may change our market risk profile, requiring changes to risk and pricing models.

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

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes and other issues. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-focused companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business at 19 banking offices located in the Chicago metropolitan area, and from a corporate office.  We own all of our banking offices other than our corporate office in Burr Ridge and our Chicago-Lincoln Park and Northbrook banking offices, which are leased. We also operate commercial credit origination and customer service offices for the Commercial Finance, Commercial Real Estate and Equipment Finance Divisions of the Bank, all of which are leased. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

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

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of January 31, 2022 was 1,010. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Recent Sales of Unregistered Securities

The Company had no sales of unregistered stock during the year ended December 31, 2021.

Repurchases of Equity Securities

As of December 31, 2021, the Company had repurchased 7,317,771 shares of its common stock out of the 7,560,755 shares of common stock authorized under the share repurchase authorization approved on March 30, 2015, as amended and extended from time to time. Pursuant to the amended share repurchase authorization, as of December 31, 2021, there were 242,984 shares of common stock authorized for repurchase. On April 19, 2021, the Board extended the expiration of the Company's share repurchase authorization from April 30, 2021 to November 15, 2021, and increased the total number of shares currently authorized for repurchase by 250,000 shares. On October 28, 2021 and June 24, 2021, the Board increased the number of shares authorized for repurchase by 200,000 and 900,000 shares, respectively.  On October 28, 2021, the Board also extended the expiration of the Company's share repurchase authorization from November 15, 2021 to May 15, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
October 1, 2021 through October 31, 2021	99,410	$11.53	99,410	289,222
November 1, 2021 through November 30, 2021	46,238	11.30	46,238	242,984
December 1, 2021 through December 31, 2021	—	—	—	242,984
	145,648		145,648

ITEM 6.	Reserved

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows focuses on certain factors affecting our consolidated financial condition at December 31, 2021 and 2020, and our consolidated results of operations for the two years ended December 31, 2021. Our consolidated financial statements, the related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.

Overview

2021 in Review

The Company ended 2021 in strong financial and operational condition.  We gained significant momentum in our commercial credit originations and maintained our historical asset quality and credit discipline.  We also maintained operating expense discipline notwithstanding investments in the further expansion of our commercial credit origination capabilities and necessary expenditures for health security and information security.

Financial Results of Operations

We recorded net income of $7.4 million for the year ended December 31, 2021, and basic and diluted earnings per common share were $0.53. Net interest income declined by $2.1 million (4.6%) due to lower average loan yields and a lower average loan portfolio balance in 2021 compared to 2020. Noninterest income increased by $323,000 (6.0%) due to higher loan fee income and higher trust fee income related to our growth in commercial loans and trust assets under management. Noninterest expense increased by $2.5 million (6.5%) primarily due to $1.2 million in expense related to our expansion of commercial loan and lease origination, treasury services and trust capabilities.

Loan Portfolio

For the year ended 2021, total loans increased by $41.6 million (4.2%) to $1.044 billion.  Total commercial loans and leases increased by $84.5 million (20.9%) to $489.5 million, reflecting our increasing emphasis on commercial and industrial lending.  Total multi-family mortgages and nonresidential real estate loans decreased by $31.6 million (5.6%) to $529.3 million as continued elevated portfolio prepayment rates offset an 80.3% increase in originations.  Total other loans decreased by $11.7 million (26.9%) due to our cessation of residential mortgage lending in 2017 and continued prepayments of existing residential mortgage loans.

Asset Quality

Our asset quality remained stable in 2021.  The ratio of nonperforming loans to total loans was 0.07% and the ratio of nonperforming assets to total assets was 0.09% at December 31, 2021. Nonperforming commercial-related loans represented 0.04% of total commercial-related loans at December 31, 2021.  Our allowance for loan losses decreased to 0.64% of total loans as of December 31, 2021, compared to 0.77% at December 31, 2020, primarily due to a reduction of temporary loan loss reserves established in the earlier stages of the COVID-19 global pandemic.

Deposit Portfolio

Total deposits increased by $94.9 million (6.8%) due to continued strong liquidity held by retail and commercial depositors. Core deposits represented 86.1% of total deposits, with demand deposits representing 23.0% of total deposits.

Capital Adequacy

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 9.32% at December 31, 2021. Throughout 2021, the Company maintained its quarterly dividend rate at $0.10 per common share. The Company repurchased 1,541,280 common shares during the year ended December 31, 2021.  The Company’s book value per share increased in 2021 by 1.6% to $11.90 per share as of December 31, 2021.

Goals for 2022

We will further accelerate our growth in commercial loans and leases, as we realize the benefits of our investments in Equipment Finance and Commercial Finance capabilities that we began implementing in 2021.  Though modest in terms of financial impact in 2021, the growth in commercial loan and lease originations is an encouraging sign of the potential contributions of these initiatives to growth in our earnings and loan portfolio balances.

We will continue our focus on growth in commercial deposit account relationships and related noninterest income services, particularly Treasury Services products aligned with our commercial credit originations activities.  We also expect that the expansion of our Trust Department capabilities in 2021 will continue to provide growth in noninterest income, especially as we introduce our capabilities to our expanding portfolio of business customers.

We will expand our use of technology to improve the breadth and efficiency of customer service delivery, and to maintain the environment necessary for safe and efficient operations.  The deployment of appropriate information technology will provide greater convenience and additional capabilities for our customers.   We must continue to carefully manage information security and other risks inherent to information technology.

We expect further volatility in market interest rates, loan demand and deposit balances resulting from changes in U.S. Government and Federal Reserve Bank policies during 2022.  We believe we are well prepared for increases in interest rates and changes to market liquidity conditions, but we are mindful of the unpredictable outcomes of government policy changes intended to address anomalies in inflation and labor conditions. We will maintain our focus on operating expense efficiency and asset quality to the maximum extent feasible given the expected economic environment and our 2022 Business Plan priorities.

We believe that the cumulative impact of our 2022 Business Plan activities will achieve further growth in our portfolios and in our results of operations commensurate with our long-term objectives for the Company.

SELECTED FINANCIAL DATA

The following information is derived from the audited consolidated financial statements of the Company. For additional information, please refer to the Consolidated Financial Statements of the Company and related notes included in Item 8 of this Annual Report.

	At and For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$1,700,682	$1,596,842	$1,488,015
Loans, net	1,044,207	1,002,578	1,168,008
Securities, at fair value	85,694	23,829	60,193
Deposits	1,488,431	1,393,544	1,284,757
Borrowings	5,000	4,000	61
Subordinated Notes, net of unamortized issuance costs	19,590	—	—
Equity	157,466	172,930	174,372

Selected Operating Data:
Interest income	$46,566	$52,875	$65,408
Interest expense	2,794	6,988	13,217
Net interest income	43,772	45,887	52,191
(Recovery of) provision for loan losses	(1,240)	55	3,825
Net interest income after (recovery of) provision for loan losses	45,012	45,832	48,366
Noninterest income	5,689	5,366	6,172
Noninterest expense	40,943	38,438	38,641
Income before income taxes	9,758	12,760	15,897
Income tax expense (1)	2,348	3,597	4,225
Net income	$7,410	$9,163	$11,672
Basic and diluted earnings per common share	$0.53	$0.61	$0.75

	At and For the Years Ended December 31,
	2021	2020	2019
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.45%	0.59%	0.77%
Return on equity (ratio of net income to average equity)	4.47	5.27	6.58
Net interest rate spread (2)	2.70	2.91	3.31
Net interest margin (3)	2.78	3.09	3.60
Efficiency ratio (4)	82.78	75.00	66.21
Noninterest expense to average total assets	2.49	2.48	2.54
Average interest-earning assets to average interest-bearing liabilities	139.96	138.79	131.78
Dividends declared per share	$0.40	$0.40	$0.40
Dividend payout ratio	75.83%	65.28%	53.69%
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.09%	0.09%	0.07%
Nonperforming loans to total loans	0.07	0.12	0.07
Allowance for loan losses to nonperforming loans	895.33	634.81	901.06
Allowance for loan losses to total loans	0.64	0.77	0.65
Net (charge-offs) recoveries to average loans outstanding	0.02	0.01	(0.37)
Capital Ratios:
Equity to total assets at end of period	9.26%	10.83%	11.72%
Average equity to average assets	10.11	11.23	11.68
Tier 1 leverage ratio (Bank only)	9.91	10.10	10.89
Other Data:
Number of full-service offices	19	19	19
Employees (full-time equivalents)	221	210	222

(1)	Income tax expense for the year ended December 31, 2021 includes a $200,000 valuation reserve recovery related to the Company's Illinois NOL carryforward. Income tax expense for the year ended December 31, 2020 includes a $200,000 valuation reserve related to the Company's Illinois NOL carryforward.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets include nonperforming loans and foreclosed assets.

Results of Operations

Net Income

We recorded net income of $7.4 million for the year ended December 31, 2021, compared to net income of $9.2 million for 2020. The decrease in net income was primarily due to decreased net interest income and increased noninterest expense.  Our basic and diluted earnings per share of common stock were $0.53 for the year ended December 31, 2021, compared to $0.61 per share of common stock for the year ended December 31, 2020.

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

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and expenses, and discounts and premiums that are amortized or accreted to interest income or expense; however, the Company believes that the effect of these inclusions is not material.

	Years Ended December 31,
	2021			2020
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,035,672	$45,188	4.36%	$1,100,642	$50,467	4.59%
Securities	22,865	232	1.01	54,449	854	1.57
Stock in FHLB and FRB	7,490	340	4.54	7,490	345	4.61
Other	509,997	806	0.16	321,220	1,209	0.38
Total interest-earning assets	1,576,024	46,566	2.95	1,483,801	52,875	3.56
Noninterest-earning assets	65,352			64,754
Total assets	$1,641,376			$1,548,555
Interest-bearing Liabilities:
Savings deposits	$193,481	119	0.06	$165,733	145	0.09
Money market accounts	321,189	455	0.14	268,222	946	0.35
NOW accounts	366,044	503	0.14	296,612	585	0.20
Certificates of deposit	226,602	1,150	0.51	335,938	5,312	1.58
Total deposits	1,107,316	2,227	0.20	1,066,505	6,988	0.65
Borrowings and Subordinated Notes	18,741	567	3.03	2,612	—	—
Total interest-bearing liabilities	1,126,057	2,794	0.25	1,069,117	6,988	0.65
Noninterest-bearing deposits	323,829			279,407
Noninterest-bearing liabilities	25,622			26,121
Total liabilities	1,475,508			1,374,645
Equity	165,868			173,910
Total liabilities and equity	$1,641,376			$1,548,555
Net interest income		$43,772			$45,887
Net interest rate spread (1)			2.70%			2.91%
Net interest-earning assets (2)	$449,967			$414,684
Net interest margin (3)			2.78%			3.09%
Ratio of interest-earning assets to interest-bearing liabilities	139.96%			138.79%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Net interest income decreased by $2.1 million, or 4.6%, to $43.8 million for the year ended December 31, 2021, from $45.9 million for the year ended December 31, 2020. Loan interest income for the years ended December 31, 2021 and 2020 included amortized fees of $794,000 and $162,000, respectively, from Paycheck Protection Program loans.  The decrease in net interest income was primarily attributable to a decrease in the average yield on interest-earning assets, which was partially offset by a decrease in the cost of interest-bearing liabilities. Our net interest rate spread decreased 21 basis points to 2.70% for the year ended December 31, 2021, from 2.91% for 2020. Our net interest margin decreased 31 basis points to 2.78% for the year ended December 31, 2021, from 3.09% for 2020. The yield on interest-earning assets decreased 61 basis points, or 17.1%, to 2.95% for the year ended December 31, 2021, from 3.56% for 2020. The cost of interest-bearing liabilities decreased 40 basis points, or 61.5%, to 0.25% for the year ended December 31, 2021, from 0.65% for 2020. Total average interest-earning assets increased $92.2 million to $1.576 billion for the year ended December 31, 2021, from $1.484 billion for 2020. Our average interest-bearing liabilities increased $56.9 million to $1.126 billion for the year ended December 31, 2021, from $1.069 billion for 2020.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate), and changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.  The Company had no out-of-period items or adjustments to be excluded from the table below.

	Years Ended December 31,
	2021 vs. 2020
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(2,855)	$(2,424)	$(5,279)
Securities	(385)	(237)	(622)
Stock in FHLB and FRB	—	(5)	(5)
Other	509	(912)	(403)
Total interest-earning assets	(2,731)	(3,578)	(6,309)
Interest-bearing liabilities:
Savings deposits	25	(51)	(26)
Money market accounts	157	(648)	(491)
NOW accounts	120	(202)	(82)
Certificates of deposit	(1,351)	(2,811)	(4,162)
Borrowings and Subordinated notes	—	567	567
Total interest-bearing liabilities	(1,049)	(3,145)	(4,194)
Change in net interest income	$(1,682)	$(433)	$(2,115)

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

We recorded a recovery of loan losses of $1.2 million for the year ended December 31, 2021, compared to a provision for loan losses of $55,000 for the year ended December 31, 2020. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased by $1.0 million, or 13.4%, to $6.7 million at December 31, 2021 from $7.7 million at December 31, 2020. Although the loans collectively evaluated for impairment increased $41.0 million, or 4.1%, to $1.048 billion at December 31, 2021 from $1.007 billion at December 31, 2020, the allowance for loan losses decreased due to changes in the portfolio mix combined with the reduction of temporary loan loss reserves that were established in the earlier stages of the COVID-19 pandemic. Net recoveries were $204,000 for the year ended December 31, 2021, compared to net recoveries of $64,000 for the year ended December 31, 2020. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies,” “Risk Classification of Loans” and “Allowance for Loan Losses.” There were $30,000 of reserves established for loans individually evaluated for impairment at December 31, 2021, compared to $28,000 of reserves at December 31, 2020.

Noninterest Income

	Years Ended December 31,
	2021	2020	Change
	(Dollars in thousands)
Deposit service charges and fees	$3,184	$3,196	$(12)
Loan servicing fees	731	552	179
Mortgage brokerage and banking fees	35	98	(63)
Trust and insurance commissions and annuities income	1,136	961	175
Earnings on bank-owned life insurance	114	70	44
Other	489	489	—
Total noninterest income	$5,689	$5,366	$323

Our noninterest income increased by $323,000, or 6.0%, to $5.7 million for the year ended December 31, 2021, from $5.4 million in 2020.  Loan servicing fees increased $179,000, or 32.4%, to $731,000 for the year ended December 31, 2021, from $552,000 in 2020, due to the collection of $167,000 of commitment fees, letter of credit fees and a $61,000 release fee from a corporate lessor. Trust and insurance commissions and annuities income increased by $175,000, or 18.2%, to $1.1 million for the year ended December 31,2021, from $961,000 for the year ended December 31, 2020, due to increased assets under management.

Noninterest Expense

	Years Ended December 31,
	2021	2020	Change
	(Dollars in thousands)
Compensation and benefits	$22,638	$21,323	$1,315
Office occupancy and equipment	7,524	7,271	253
Advertising and public relations	742	591	151
Information technology	3,083	3,360	(277)
Professional fees	1,336	1,356	(20)
Supplies, telephone and postage	1,615	1,232	383
Nonperforming asset management	52	146	(94)
Operations of foreclosed assets, net	364	17	347
FDIC insurance premiums	478	348	130
Other	3,111	2,794	317
Total noninterest expense	$40,943	$38,438	$2,505

Noninterest expense increased by $2.5 million, or 6.5%, to $40.9 million, for the year ended December 31, 2021, from $38.4 million, for the year ended December 31, 2020.  The increase in noninterest expense was due in substantial part to increases in compensation and benefits of $1.3 million, or 6.2%, to $22.6 million for the year ended December 31, 2021, compared to $21.3 million in 2020, primarily due to personnel additions in commercial loan and lease originations, risk management, treasury services and the trust department, all of which are targeted for growth and product expansion.  Telephone expense increased $464,000 due to the upgrade and conversion of our telephone and data systems and the temporary need to operate concurrent systems.  Operations of foreclosed assets increased to $364,000 for the year ended December 31, 2021, compared to $17,000 for 2020, primarily due to the recording of a $420,000 valuation allowance on foreclosed assets, tax deeds and tax certificates, which was partially offset by gains on sales of foreclosed assets. FDIC insurance premiums increased $130,000, to $478,000 for the year ended December 31, 2021, compared to $348,000 for  2020, because the 2020 insurance premiums were partially offset by the FDIC's small bank assessment credit.  Other noninterest expense increased $317,000, or 11.3%, to $3.1 million for the year ended December 31, 2021, compared to $2.8 million for 2020, due in part to the reversal of a $116,000 reserve on open commitments for two undrawn letters of credit in 2020.

Income Taxes

For the year ended December 31, 2021, we recorded income tax expense of $2.3 million, compared to $3.6 million recorded in 2020. The effective tax rate for the year ended December 31, 2021 was 24.07%, compared to 28.18% for 2020.  The effective tax rate increased in 2020 due to the establishment of a $200,000 valuation reserve related to the Company's Illinois NOL carryforward, while in 2021 the effective tax rate was decreased due to the reversal of that $200,000 valuation reserve.

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Total assets increased $103.8 million, or 6.5%, to $1.701 billion at December 31, 2021, from $1.597 billion at December 31, 2020. The increase in total assets was primarily due to an increase in securities and loans receivable.  Securities increased by $61.9 million to $85.7 million at December 31, 2021, from $23.8 million at December 31, 2020, primarily due to the purchase of $76.6 million of U.S. Treasury Notes.  Net loans increased $41.6 million, or 4.2%, to $1.044 billion at December 31, 2021, from $1.003 billion at December 31, 2020.

Our loan portfolio consists primarily of multi-family real estate, nonresidential real estate, commercial loans and leases, which together totaled 97.0% of gross loans at December 31, 2021.  Multi-family mortgage loans decreased by $26.1 million, or 5.8%; nonresidential real estate loans decreased $5.5 million, or 5.0%; commercial loans and leases increased $84.5 million, or 20.9%; and one-to-four family residential mortgage loans decreased by $11.6 million, or 27.7%. The decrease in multi-family loans was primarily due to a significant amount of loan prepayments. The loan prepayments generated $1.4 million of prepayment penalty income for the year ended December 31, 2021, compared to $1.0 million of prepayment penalty income for 2020.

Our allowance for loan losses decreased by $1.0 million, or 13.4%, to $6.7 million at December 31, 2021, from $7.7 million at December 31, 2020. The decrease reflected net recoveries of $204,000 in 2021, and a shift in the risk profile of the loan portfolio mix combined with the reduction of temporary loan loss reserves established in the earlier stages of the COVID-19 pandemic.

Total liabilities increased $119.3 million, or 8.4%, to $1.543 billion at December 31, 2021, from $1.424 billion at December 31, 2020, primarily due to increases in total deposits, borrowings and subordinated notes. Total deposits increased $94.9 million, or 6.8%, to $1.488 billion at December 31, 2021, from $1.394 billion at December 31, 2020. Money market accounts increased $35.6 million, or 11.9%, to $333.4 million at December 31, 2021, from $297.8 million at December 31, 2020. Interest-bearing NOW accounts increased $67.3 million, or 20.0%, to $404.3 million at December 31, 2021, from $337.0 million at December 31, 2020.  Savings accounts increased $22.1 million, or 12.3%, to $201.6 million at December 31, 2021, from $179.6 million at December 31, 2020. Noninterest-bearing demand deposits increased $16.0 million, or 4.9%, to $342.2 million at December 31, 2021, from $326.2 million at December 31, 2020. Retail certificates of deposit decreased $42.4 million, or 17.2%, to $203.5 million at December 31, 2021, from $245.8 million at December 31, 2020.  Core deposits (which consist of savings, money market, noninterest-bearing demand and NOW accounts) were 86.1% and 81.8% of total deposits at December 31, 2021 and 2020, respectively.   The Company issued $20.0 million of  subordinated notes in April of 2021.

Total stockholders’ equity was $157.5 million at December 31, 2021, compared to $172.9 million at December 31, 2020. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 1,541,280 shares of our common stock at a total cost of $17.1 million, and our declaration and payment of cash dividends totaling $5.6 million, during the year ended December 31, 2021. These items were partially offset by net income of $7.4 million that we recorded for the year ended December 31, 2021.

Securities

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

At December 31, 2021, our mortgage-backed securities and collateralized mortgage obligations (“CMOs”) reflected in the following table were issued by U.S. government-sponsored enterprises and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the federal government has affirmed its commitment to support. All securities reflected in the table were classified as available-for-sale at December 31, 2021 and 2020.

The following table sets forth the composition, amortized cost and fair value of our securities.

	At December 31,
	2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Securities:
U.S. Treasury Notes	$76,621	$76,553	$—	$—
Certificates of deposits	2,728	2,728	15,117	15,117
Municipal securities	—	—	402	409

Mortgage-backed securities:
Mortgage-backed securities - residential	4,660	4,833	5,826	6,108
CMOs and REMICs - residential	1,576	1,580	2,193	2,195

	$85,585	$85,694	$23,538	$23,829

There are no marketable equity securities at December 31, 2021 and  2020.

Portfolio Maturities and Yields

The composition and maturities of the securities portfolio at December 31, 2021 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities:
U.S. Treasury Notes	$—	—%	$76,621	0.89%	$—	—%	$—	—%
Certificates of deposit	2,728	0.24	—	—	—	—	—	—

Mortgage-backed securities:
Fannie Mae	—	—	891	3.01	280	3.21	1,468	2.66
Freddie Mac	—	—	—	—	6	1.99	328	2.82
Ginnie Mae	3	1.37	—	—	—	—	1,684	2.13
CMOs and REMICs	—	—	82	1.74	—	—	1,494	0.39

Total securities	$2,731	0.24%	$77,594	0.91%	$286	3.19%	$4,974	1.81%

The Bank is a member of the Federal Reserve System as a result of its conversion to a national bank charter in 2016. The aggregate cost of our FRB common stock as of December 31, 2021 was $4.7 million based on its par value. The Bank is also a member of the FHLB System. Members of the FHLB System are required to hold a certain amount of common stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2021 was $2.8 million based on its par value. There is no market for FRB and FHLB common stock. There were no purchases or redemptions of FRB and FHLB capital stock during 2020 and 2021.  As a member of the FHLB, we are required to own a certain amount of stock based on the level of borrowings and other factors, at December 31, 2021, we owned 9,602 shares of excess FHLB common stock.

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

The following table sets forth the composition of our loan portfolio by type of loan.

	At December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential	$30,133	2.87%	$41,691	4.13%	$55,750	4.75%
Multi-family mortgage	426,136	40.56	452,241	44.78	563,750	47.99
Nonresidential real estate	103,172	9.82	108,658	10.76	134,674	11.46
Construction and land	—	—	499	0.05	—	—
Commercial loans and leases	489,512	46.59	405,057	40.10	418,343	35.61
Consumer	1,685	0.16	1,812	0.18	2,211	0.19
	1,050,638	100.00%	1,009,958	100.00%	1,174,728	100.00%
Net deferred loan origination costs	284		371		912
Allowance for loan losses	(6,715)		(7,751)		(7,632)
Total loans, net	$1,044,207		$1,002,578		$1,168,008

Although we originate loans and leases in a number of States, our primary lending area for regulatory purposes consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We currently derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area.  At December 31, 2021, $233.6 million, or 54.8%, of our multi-family mortgage loans were in the Metropolitan Statistical Area for Chicago, Illinois; $81.6 million, or 19.2%, were in Texas; $46.1 million, or 10.8%, were in Florida; and $31.1 million, or 7.3%, were in Colorado.  This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.  We engage in certain types of commercial lending and commercial equipment finance activities on a nationwide basis.

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2021. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Due in One Year or Less	After One Year Through Five Years	After Five Through 15 Years	After 15 Years	Total
	(In thousands)
Scheduled Repayments of Loans:
One-to-four family residential	$2,565	$6,746	$11,968	$8,854	$30,133
Multi-family mortgage	26,294	56,119	140,671	203,052	426,136
Nonresidential real estate	29,070	68,331	5,771	—	103,172
Commercial loans and leases	211,743	272,708	4,864	197	489,512
Consumer	77	1,069	539	—	1,685
	$269,749	$404,973	$163,813	$212,103	$1,050,638

Total
Loans Maturing After One Year:
Predetermined (fixed) interest rates	$338,908
Adjustable interest rates	441,981
$780,889

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At December 31, 2021, we had one commercial loan with a recorded investment of $10,000.

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

As part of the asset classification process, we develop an exit strategy for real estate collateral and other foreclosed assets by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as-is,” “as-stabilized” or “as-improved” basis is most likely to produce the highest net realizable value. If we determine that the “as-stabilized” or “as-improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of December 31, 2021, substantially all impaired real estate loan collateral and foreclosed assets were valued on an “as-is basis.”

Estimates of the net realizable value of real estate collateral also include a deduction for the expected costs to sell the collateral or such other deductions from the cash flows resulting from the operation and liquidation of the asset as are appropriate. For most real estate collateral subject to the judicial foreclosure process, we apply a 10.0% deduction to the value of the asset to determine the expected costs to sell the asset. This estimate includes one year of real estate taxes, sales commissions and miscellaneous repair and closing costs. If we receive a purchase offer that requires unbudgeted repairs, or if the expected resolution period for the asset exceeds one year, we then include, on a case-by-case basis, the costs of the additional real estate taxes and repairs and any other material holding costs in the expected costs to sell the collateral. For other real estate owned, we apply a 7.0% deduction to determine the expected costs to sell, as expenses for real estate taxes and repairs are expensed when incurred.

Nonperforming Assets Summary

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	At December 31,
	2021	2020	2019
	(Dollars in thousands)
Nonaccrual loans
One-to-four family residential	$367	$925	$512
Nonresidential real estate	297	296	288
Commercial loans and leases	76	—	—
	740	1,221	800

Loans past due over 90 days, still accruing - Commercial loans and leases	10	—	47

Foreclosed assets - OREO	—	157	186
Other foreclosed assets	725	—	—

Total nonperforming assets	$1,475	$1,378	$1,033

Ratios
Allowance for loan losses to total loans	0.64%	0.77%	0.65%
Allowance for loan losses to nonperforming loans	895.33	634.81	901.06
Nonperforming loans to total loans	0.07	0.12	0.07
Nonperforming assets to total assets	0.09	0.09	0.07
Nonaccrual loans to total loans	0.07	0.12	0.07
Nonaccrual loans to total assets	0.04	0.08	0.05

Nonperforming Assets

Nonperforming assets totaled $1.5 million at December 31, 2021, and $1.4 million at December 31, 2020.   Two residential loans and one commercial loan with recorded balances of $4.5 million were transferred to foreclosed assets during the year ended December 31, 2021. We ceased making residential loans in 2017.  We continue to experience modest quantities of defaults on our legacy residential loan portfolios principally due either to the borrower’s personal financial condition or death, and/or deteriorated collateral value.

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

Troubled Debt Restructurings

The Company had no TDRs at December 31, 2021 and 2020.  Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to US GAAP.  In addition, the Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (“OCC Bulletin 2020-50”) provides more limited circumstances in which a loan modification is not subject to classification as a TDR and also defined the circumstances where the borrower’s loan is reported as current on loan payments. Pursuant to these new capabilities, we developed several loan forbearance programs to assist borrowers with managing cash flows disrupted due to COVID-19.  For additional discussion of these programs, see Note 4 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K.

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

Based on a review of our loans at December 31, 2021, classified loans consisted of $482,000 of performing substandard loans and $740,000 of nonperforming loans. As of December 31, 2021, we had $1.5 million of loans designated as special mention.

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

Net Charge-offs and Recoveries

The following table sets forth activity in our allowance for loan losses.

	At or For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Balance at beginning of year	$7,751	$7,632	$8,470
Charge-offs
One-to-four family residential real estate	(3)	(9)	(222)
Nonresidential real estate	(7)	—	(83)
Commercial loans and leases	(93)	—	(4,443)
Consumer	(29)	(62)	(31)
	(132)	(71)	(4,779)
Recoveries
One-to-four family residential real estate	211	37	75
Multi-family mortgage	33	94	31
Commercial loans and leases	90	4	10
Consumer	2	—	—
	336	135	116
Net recoveries (charge-offs)	204	64	(4,663)
(Recovery of) provision for loan losses	(1,240)	55	3,825
Balance at end of year	$6,715	$7,751	$7,632

Ratios
Total net recoveries (charge-offs) to average loans outstanding	0.02%	0.01%	(0.37)%
Net recoveries (charge-offs) to average loans outstanding by portfolio
One-to-four family residential real estate	0.59%	0.06%	(0.23)%
Multi-family mortgage	0.01%	0.02%	0.01%
Nonresidential real estate	(0.01)%	—%	(0.06)%
Commercial loans and leases	—%	—%	(1.00)%
Consumer	(1.49)%	(3.19)%	(1.70)%

We recorded a recovery of loan losses of $1.2 million in 2021, compared to a $55,000 provision for loan losses in 2020.  The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment decreased $1.0 million, or 13.4%, to $6.7 million at December 31, 2021 from $7.7 million at December 31, 2020. The reserve established for loans individually evaluated for impairment increased $2,000, to $30,000 at December 31, 2021, from $28,000 at December 31, 2020. Net recoveries were $204,000 for the year ended December 31, 2021 compared to net recoveries of $64,000 for the year ended December 31, 2020.

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

	At December 31,
	2021			2020			2019
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$331	$30,133	2.87%	$518	$41,691	4.13%	$675	$55,750	4.75%
Multi-family mortgage	3,377	426,136	40.56	4,062	452,241	44.78	3,676	563,750	47.99
Nonresidential real estate	1,311	103,172	9.82	1,569	108,658	10.76	1,176	134,674	11.46
Construction and land	—	—	—	12	499	0.05	—	—	—
Commercial loans and leases	1,652	489,512	46.59	1,536	405,057	40.10	2,065	418,343	35.61
Consumer	44	1,685	0.16	54	1,812	0.18	40	2,211	0.19
	$6,715	$1,050,638	100.00%	$7,751	$1,009,958	100.00%	$7,632	$1,174,728	100.00%

Sources of Funds

Deposits. At December 31, 2021, our deposits totaled $1.488 billion. Interest-bearing deposits totaled $1.146 billion and noninterest-bearing demand deposits totaled $342.2 million. NOW, savings and money market accounts totaled $939.3 million. At December 31, 2021, we had $206.9 million of certificates of deposit outstanding, of which $167.4 million had maturities of one year or less. Although a significant portion of our certificates of deposit are shorter-term certificates of deposit, we believe, based on historical experience and our current pricing strategy, that we will retain a significant portion of the non-brokered accounts upon maturity.

The following table sets forth the distribution of total deposit accounts, by account type.

	Years Ended December 31,
	2021			2020
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand:
Retail	$153,398	10.72%	—%	$134,065	9.96%	—%
Commercial	170,431	11.91	—	145,342	10.80	—
Total noninterest-bearing demand	323,829	22.63	—	279,407	20.76	—
Savings deposits	193,481	13.52	0.06	165,733	12.31	0.09
Money market accounts	321,189	22.44	0.14	268,222	19.93	0.35
Interest-bearing NOW accounts	366,044	25.58	0.14	296,612	22.04	0.20
Certificates of deposit	226,602	15.83	0.51	335,938	24.96	1.58
	$1,431,145	100.00%		$1,345,912	100.00%

The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2021:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $250,000	$51,082	$37,692	$59,652	$36,033	$184,459
Certificates of deposit of $250,000 or more	8,730	3,366	6,893	3,470	22,459
Total certificates of deposit	$59,812	$41,058	$66,545	$39,503	$206,918

At December 31, 2021 and 2020 we have $359.8 million and $248.3 million of uninsured deposits; our only uninsured deposits are those in excess of the FDIC insurance limits of $250,000.

Borrowings Outstanding.  On April 14, 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031.

At December 31, 2021 and 2020 we had $5.0 million and $4.0 million, respectively of FHLB advances at zero interest rate.

Impact of Inflation and Changing Prices

The Company’s consolidated financial statements and the related notes have been prepared in conformity with US GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation, if any, is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates can have a greater impact on performance than the effects of inflation.

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

Quantitative Analysis. The following table sets forth, as of December 31, 2021, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$9,671	4.71%	$11,349	27.14%
+300	11,985	5.83	8,675	20.74
+200	10,560	5.14	5,853	14.00
+100	5,642	2.74	2,899	6.93
0
-25	4,817	2.34	(387)	(0.93)

The table set forth above indicates that at December 31, 2021, in the event of an immediate 25 basis point decrease in interest rates, the Bank would be expected to experience a 2.34% increase in NPV and a $387,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 5.14% increase in NPV and a $5.9 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment of multi-family mortgage loans, nonresidential real estate loans, commercial loans and leases and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2021 and 2020, our loans originated or purchased for investment totaled $879.1 million and $651.9 million, respectively. Purchases of securities totaled $79.1 million and $44.1 million for the years ended December 31, 2021 and 2020, respectively. These activities were funded primarily by principal repayments on loans and securities.

During the years ended December 31, 2021 and 2020, principal repayments on loans totaled $834.0 million and $817.4 million, respectively. During the years ended December 31, 2021 and 2020, principal repayments on securities totaled $1.8 million and $2.7 million, respectively. During the years ended December 31, 2021 and 2020, proceeds from maturities of securities totaled $20.2 million and $77.8 million, respectively. There were no sales of loans or securities during the year ended December 31, 2021.

Loan origination commitments totaled $38.9 million at December 31, 2021, and consisted of $14.1 million of fixed-rate loans and $24.8 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers totaled $184.3 million and $6.9 million, respectively, at December 31, 2021. At December 31, 2021, there were no commitments to sell mortgages.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other terms and conditions on deposit products offered by our banking competitors, and other factors, including government fiscal stimulus payments to households and businesses. We had net deposit increases of $94.9 million and $108.8 million for the years ended December 31, 2021 and 2020, respectively.  Certificates of deposit that are scheduled to mature in one year or less at December 31, 2021 totaled $167.4 million.

We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and may utilize additional sources of funds through FHLB advances, of which $5.0 million was outstanding at December 31, 2021. At December 31, 2021 we had the ability to borrow an additional $274.8 million under our credit facilities with the FHLB. We also have the ability to pledge U.S. Treasury Notes of $75.0 million for FHLB advances.  Finally, at December 31, 2021, we had a line of credit available with the FRB. At December 31, 2021, there was no outstanding balance on this credit line.

Liquidity Management - Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $8.2 million of cash and cash equivalents and any cash dividends it may receive from the Bank.  In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.75%, with a minimum rate of 2.40%. The line of credit has been extended since its original maturity date and the current maturity date is March 31, 2022. The line of credit had no outstanding balance at December 31, 2021.  The Company issued $20.0 million of subordinated notes in April of 2021.

During 2021, we paid $17.1 million to repurchase shares of our common stock and paid $5.6 million in cash dividends to stockholders, using dividends received from the Bank.

As of December 31, 2021, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on our liquidity. As of December 31, 2021, we had no other material commitments for capital expenditures.

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

In addition, as a result of the legislation, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. Beginning in the second quarter 2020 and until the end of 2020, a banking organization that had a leverage ratio of 8% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework; and qualifying community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement is re-established at greater than 9%. Pursuant to Section 4012 of the CARES Act and related interim final rules, the Community Bank Leverage Ratio is 8.5% for calendar year 2021, and 9% thereafter. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.   As of December 31, 2021, the Bank's Community Bank Leverage Ratio was 9.91%.

The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized institutions require regulatory approval to accept brokered deposits. If undercapitalized, a financial institution’s capital distributions, asset growth and expansion are limited, and the submission of a capital restoration plan is required.

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“ CCB”). The minimum CCB is 2.5%.  As of December 31, 2021 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

Capital Management - Company. Total stockholders’ equity was $157.5 million at December 31, 2021, compared to $172.9 million at December 31, 2020. The decrease in total stockholders’ equity was primarily due to the combined impact of our repurchase of 1,541,280 shares of our common stock at a total cost of $17.1 million, and our declaration and payment of cash dividends totaling $5.6 million, during the year ended December 31, 2021. These items were partially offset by net income of $7.4 million that we recorded for the year ended December 31, 2021.

Cash Dividends. Our Board of Directors declared four quarterly cash dividends totaling $5.6 million during 2021, consisting of a cash dividend of $0.10 per share for each quarter of 2021.

Stock Repurchase Program.  As of December 31, 2021, the Company had repurchased 7,317,771 shares of its common stock out of the 7,560,755 shares of common stock authorized under the share repurchase authorization approved on March 30, 2015, as amended and extended from time to time.  Pursuant to the share repurchase authorization, as of December 31, 2021, there were 242,984 shares of common stock authorized for repurchase. On April 19, 2021, the Board extended the expiration of the Company's share repurchase authorization from April 30, 2021 to November 15, 2021, and increased the total number of shares currently authorized for repurchase by 250,000 shares. On October 28, 2021 and June 24, 2021, the Board increased the number of shares authorized for repurchase by 200,000 and 900,000 shares, respectively.  On October 28, 2021, the Board also extended the expiration of the Company's share repurchase authorization from November 15, 2021 to May 15, 2022.

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

Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses (“ALLL”) involves a high degree of judgment. Our ALLL provides for probable incurred losses based upon evaluations of known and inherent risks in the loan portfolio. We review the level of the allowance on a quarterly basis and establish the provision for loan losses based upon historical loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors to assess the adequacy of the ALLL. Among the material estimates that we must make to establish the allowance are loss exposure at default; the amount and timing of future cash flows on affected loans; the value of collateral; and a determination of loss factors to be applied to the various elements of the loan portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to us to establish the allowance for loan losses, future adjustments to the allowance may be necessary and the Company’s results of operations could be adversely affected if borrower financial, collateral valuation or economic conditions differ substantially from the information and assumptions used in making the evaluation. While management believes it has established the allowance for loan losses in conformity with US GAAP, our regulators, in reviewing the loan portfolio, may request us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted without uncertainty, the existing allowance for loan losses may not be adequate or increases may be necessary should the quality of any loans or leases deteriorate as a result of the factors discussed above. Any material increase in the ALLL would adversely affect the Company’s financial condition and results of operations.

The Company’s incurred loss method is a multi-variate model that includes the consideration of historical loss experience and several objective data including levels of, and trends in, past due and classified loans; levels of, and trends in, charge–offs and recoveries; the volume of loans by product type and terms of loans, including any credit concentrations in the loan portfolio and various national and local economic data, trends and conditions.  In addition, we evaluate credit environmental factors including changes in underwriting standards, market conditions affecting the valuation of collateral, the ability to enforce loan documents and collateral liens upon default via judicial process, and the experience and ability of lending management and other relevant staff. Given the scope and breadth of the analysis and the interrelationships of data elements, it is not possible to quantify the impact on the ALLL based on changes in specific individual inputs.

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

As of December 31, 2021, we had an NOL carryforward for Illinois, which begins to expire in 2031 and fully expires in 2033 pursuant to changes to Illinois law enacted in 2021. In 2021, we exceeded our Business Plan projection for purposes of deferred tax asset utilization analysis.  Based on our long-term Business Plan projections, we expect that we will fully utilize the Illinois NOL carryforward before it expires in 2033.  We also performed a stress analysis of our projections as the key known variable in our analysis and determined that we fully utilize the Illinois NOL carryforward by 2033.  Based on our 2021 Business Plan performance, we concluded it is more likely than not that we will be able to achieve the Business Plan performance required to fully utilize the Illinois NOL carryforward by 2033.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2021, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this assessment, management concludes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

/s/ F. Morgan Gasior	/s/ Paul A. Cloutier
F. Morgan Gasior	Paul A. Cloutier
Chairman of the Board, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors BankFinancial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BankFinancial Corporation and Subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations their its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – General Component Qualitative Factors

As described in Notes 1 and 4 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses in the loan portfolio. The Company’s allowance for loan losses balance was $6.7 million at December 31, 2021 and consists of a specific and general component totaling $30 thousand and $6.7 million, respectively. Management estimates the allowance based on loan losses believed to be inherent in the Company’s loan portfolio at the balance sheet date. The specific component is established for any impaired residential non-owner occupied mortgage, multi-family mortgage, nonresidential real estate, construction and land, commercial, and commercial lease loans for which the recorded investment in the loan exceeds the measured value of the loan. Management develops the general component based on historical loan loss experience adjusted for qualitative factors not reflected in the historical loss experience. Historical loss ratios are measured on a weighted, rolling twelve-quarter basis. The qualitative factors used by the Company include factors specific to the loan class, such as levels of, and trends in, past due and classified loans; levels of, and trends in, charge-offs and recoveries; trends in volume and terms of loans, including any credit concentrations in the loan portfolio; experience and ability of lending management and other relevant staff; and national and local economic trends and conditions. The adjustments for qualitative factors require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

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

/s/ RSM LLP

We have served as the Company's auditor since 2019

Chicago, Illinois

February 28, 2022

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Cash and due from other financial institutions	$9,095	$14,115
Interest-bearing deposits in other financial institutions	493,067	489,381
Cash and cash equivalents	502,162	503,496
Securities, at fair value	85,694	23,829
Loans receivable, net of allowance for loan losses: December 31, 2021, $6,715 and December 31, 2020, $7,751	1,044,207	1,002,578
Foreclosed assets, net	725	157
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises and equipment, net	25,043	24,675
Accrued interest receivable	4,648	3,941
Bank-owned life insurance	19,129	19,015
Deferred taxes	2,762	2,741
Other assets	8,822	8,920
Total assets	$1,700,682	$1,596,842

Liabilities
Deposits
Noninterest-bearing	$342,176	$326,188
Interest-bearing	1,146,255	1,067,356
Total deposits	1,488,431	1,393,544
Borrowings	5,000	4,000
Subordinated notes, net of unamortized issuance costs	19,590	—
Advance payments by borrowers for taxes and insurance	7,993	8,670
Accrued interest payable and other liabilities	22,202	17,698
Total liabilities	1,543,216	1,423,912
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 13,228,485 shares issued at December 31, 2021 and 14,769,765 shares issued at December 31, 2020	132	148
Additional paid-in capital	90,709	107,815
Retained earnings	66,545	64,754
Accumulated other comprehensive income	80	213
Total stockholders’ equity	157,466	172,930
Total liabilities and stockholders’ equity	$1,700,682	$1,596,842

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the years ended December 31,
	2021	2020
Interest and dividend income
Loans, including fees	$45,188	$50,467
Securities	232	854
Other	1,146	1,554
Total interest income	46,566	52,875
Interest expense
Deposits	2,227	6,988
Subordinated notes	567	—
Total interest expense	2,794	6,988
Net interest income	43,772	45,887
(Recovery of) provision for loan losses	(1,240)	55
Net interest income after (recovery of) provision for loan losses	45,012	45,832

Noninterest income
Deposit service charges and fees	3,184	3,196
Loan servicing fees	731	552
Mortgage brokerage and banking fees	35	98
Trust and insurance commissions and annuities income	1,136	961
Earnings on bank-owned life insurance	114	70
Other	489	489
Total noninterest income	5,689	5,366

Noninterest expense
Compensation and benefits	22,638	21,323
Office occupancy and equipment	7,524	7,271
Advertising and public relations	742	591
Information technology	3,083	3,360
Professional fees	1,336	1,356
Supplies, telephone, and postage	1,615	1,232
Nonperforming asset management	52	146
Operations of foreclosed assets, net	364	17
FDIC insurance premiums	478	348
Other	3,111	2,794
Total noninterest expense	40,943	38,438
Income before income taxes	9,758	12,760
Income tax expense	2,348	3,597
Net income	$7,410	$9,163
Basic and diluted earnings per common share	$0.53	$0.61
Basic and diluted weighted average common shares outstanding	14,031,198	14,951,656

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the years ended December 31,
	2021	2020
Net income	$7,410	$9,163
Unrealized holding loss on securities arising during the period	(182)	(18)
Tax effect	49	5
Comprehensive loss, net of tax	(133)	(13)
Comprehensive income	$7,277	$9,150

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except shares and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2020	$153	$112,420	$61,573	$226	$174,372
Net income	—	—	9,163	—	9,163
Other comprehensive loss, net of tax effect	—	—	—	(13)	(13)
Repurchase and retirement of common stock (508,699 shares)	(5)	(4,605)	—	—	(4,610)
Cash dividends declared on common stock ($0.40 per share)	—	—	(5,982)	—	(5,982)
Balance at December 31, 2020	$148	$107,815	$64,754	$213	$172,930
Net income	—	—	7,410	—	7,410
Other comprehensive loss, net of tax effect	—	—	—	(133)	(133)
Repurchase and retirement of common stock (1,541,280 shares)	(16)	(17,106)	—	—	(17,122)
Cash dividends declared on common stock ($0.40 per share)	—	—	(5,619)	—	(5,619)
Balance at December 31, 2021	$132	$90,709	$66,545	$80	$157,466

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$7,410	$9,163
Adjustments to reconcile to net income to net cash from operating activities
(Recovery of) provision for loan losses	(1,240)	55
Depreciation and amortization	2,072	1,791
Net change in net deferred loan origination costs	87	541
Gain on sale of foreclosed assets	(24)	(22)
Loss on disposal of other assets	—	5
Foreclosed assets valuation adjustments	420	—
Earnings on bank-owned life insurance	(114)	(70)
Net change in:
Deferred income tax	28	1,137
Accrued interest receivable	(703)	622
Other assets	1,130	1,300
Accrued interest payable and other liabilities	(1,298)	(1,005)
Net cash from operating activities	7,768	13,517
Cash flows (used in) from investing activities
Securities
Proceeds from maturities	20,230	77,762
Proceeds from principal repayments	1,780	2,691
Purchases of securities	(79,124)	(44,113)
Net (increase) decrease in loans receivable	(40,190)	164,666
Loan participation purchased	(5,000)	—
Proceeds from sale of foreclosed assets	3,509	73
Purchase of premises and equipment, net	(2,335)	(2,007)
Net cash (used in) from investing activities	(101,130)	199,072
Cash flows from financing activities
Net change in:
Deposits	94,887	108,787
Borrowings	1,000	3,939
Advance payments by borrowers for taxes and insurance	(677)	(1,552)
Proceeds from issuance of subordinated notes	20,000	—
Costs paid for issuance of subordinated notes	(441)	—
Repurchase and retirement of common stock	(17,122)	(4,610)
Cash dividends paid on common stock	(5,619)	(5,982)
Net cash from financing activities	92,028	100,582
Net change in cash and cash equivalents	(1,334)	313,171
Beginning cash and cash equivalents	503,496	190,325
Ending cash and cash equivalents	$502,162	$503,496

Supplemental disclosures of cash flow information:
Interest paid	$2,708	$7,035
Income taxes paid	3,416	191
Income taxes refunded	—	14
Loans transferred to foreclosed assets	4,473	33
Due to broker	4,936	—
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	866	111

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

Use of Estimates: The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates and assumptions are based on the best available information, actual information, and actual results could differ from those estimates.

COVID-19: On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic.  The COVID-19 pandemic has adversely impacted, and could further adversely impact, a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. This and other effects of the COVID-19 pandemic  may continue to adversely affect the Company’s financial condition and results of operations. As a result of the COVID-19 pandemic, economic uncertainties have arisen which are likely to negatively impact net interest income and noninterest income. Other financial impacts could occur though such potential impact is unknown at this time.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans and Loan Income: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of the allowance for loan losses, premiums and discounts on loans purchased, and net deferred fees and loan costs. Interest income on loans is recognized in income over the term of the loan based on the amount of principal outstanding.

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

Factored Receivables: The Company purchases invoices from its factoring customers in schedules or batches. The face value of the invoices purchased or amount advanced is recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered customer reserves. The customer reserves are held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as noninterest-bearing deposits in the Consolidated Statements of Financial Condition. The unpaid principal balances of these receivables were $187,000 at December 31, 2021 and are included in commercial loans and leases.  The customer reserves associated with the factored receivables were $122,000 at December 31, 2021.  There were no factored receivables as of December 31, 2020.

Factoring fees are recognized in interest income as incurred by the customer and deducted from the customer's reserve balances.  Other factoring-related fees, which include wire transfer fees, broker fees, and other similar fees, are reported by the Company as loan servicing fees in noninterest income.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreclosed Assets: Foreclosed assets are initially recorded at fair value less cost to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when the legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at a lower of cost or fair value less estimated cost to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating expenses, gains and losses on disposition, and changes in the valuation allowance are reported in noninterest expense as operations of foreclosed assets.

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

Lease Accounting: The Company adopted FASB ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), including the adoption of the practical expedients, effective January 1, 2019. Leases (Topic 842) establishes a right of use model that requires a lessee to record a right of use (“ROU”) asset and a lease liability for all leases with terms longer than 12 months. The Company enters into operating leases in the normal course of business primarily for several of its branch and corporate locations. At adoption, January 1, 2019, the Company recorded assets and liabilities of $6.7 million as a result of recording additional lease contracts where the Company is lessee. The Company did not restate comparative periods.

Currently the Company is obligated under eight non-cancellable operating lease agreements for branch properties, commercial credit origination and customer service offices and its corporate office.  The leases have varying terms, the longest of which will end in 2032. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised; therefore, they were not considered in the calculation of the ROU asset and lease liability. The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) in the Company's Consolidated Statement of Financial Condition.  The ROU assets are included in other assets and the lease obligations are included in other liabilities in the accompanying Consolidated Statements of Financial Condition.

Other Intangible Assets: Intangible assets acquired in a purchase business combination with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets (“CDI”), are recognized at the time of acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, variables such as deposit servicing costs, attrition rates, and market discount rates are considered. CDI assets are amortized to expense over their useful lives. CDI were $7,000 at December 31, 2020, and fully amortized at  December 31, 2021.

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

This analysis is updated quarterly and adjusted as necessary. At December 31, 2021, the Company had a net deferred tax asset of $2.8 million.  The net deferred tax asset was $2.7 million at December 31, 2020, net of a $200,000 valuation allowance against the Illinois net operating loss deduction carryforward.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements as of December 31, 2021.

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

	For the years ended December 31,
	2021	2020
Net income available to common stockholders	$7,410	$9,163
Basic and diluted weighted average common shares outstanding	14,031,198	14,951,656
Basic and diluted earnings per common share	$0.53	$0.61

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U.S. Treasury Notes	$76,621	$8	$(76)	$76,553
Certificates of deposit	2,728	—	—	2,728
Mortgage-backed securities - residential	4,660	173	—	4,833
Collateralized mortgage obligations - residential	1,576	4	—	1,580
	$85,585	$185	$(76)	$85,694
December 31, 2020
Certificates of deposit	$15,117	$—	$—	$15,117
Municipal securities	402	7	—	409
Mortgage-backed securities - residential	5,826	282	—	6,108
Collateralized mortgage obligations - residential	2,193	3	(1)	2,195
	$23,538	$292	$(1)	$23,829

Mortgage-backed securities and collateralized mortgage obligations reflected in the preceding table were issued by U.S. government-sponsored entities and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the government has affirmed its commitment to support.

The amortized cost and fair values of securities available-for-sale at December 31, 2021 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021
	Amortized Cost	Fair Value
Due in one year or less	$2,728	$2,728
Due after one year through five years	76,621	76,553
	79,349	79,281
Mortgage-backed securities - residential	4,660	4,833
Collateralized mortgage obligations - residential	1,576	1,580
	$85,585	$85,694

An investment security available-for-sale with a carrying amount of $1.2 million at December 31, 2020 was pledged as collateral on customer repurchase agreements and for other purposes as required or permitted by law; there were no investment securities pledged at  December 31, 2021.

Securities available-for-sale with unrealized losses at December 31, 2021 and 2020 not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
December 31, 2021
U.S. Treasury Notes	53	$62,246	$(76)	—	$—	$—	53	$62,246	$(76)

December 31, 2020
Collateralized mortgage obligations - residential	—	$—	$—	3	$1,588	$(1)	3	$1,588	$(1)

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

Certain U.S. Treasury Notes that the Company holds in its investment portfolio were in an unrealized loss position at December 31, 2021, but the unrealized loss was not considered significant under the Company’s impairment testing methodology. In addition, the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell the securities before their anticipated recovery occurs.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE

Loans receivable are as follows:

	December 31,
	2021	2020
One-to-four family residential real estate	$30,133	$41,691
Multi-family mortgage	426,136	452,241
Nonresidential real estate	103,172	108,658
Construction and land	—	499
Commercial loans and leases	489,512	405,057
Consumer	1,685	1,812
	1,050,638	1,009,958
Net deferred loan origination costs	284	371
Allowance for loan losses	(6,715)	(7,751)
Loans, net	$1,044,207	$1,002,578

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

The Company originates multi-family mortgages, nonresidential real estate, commercial loans, commercial leases and equipment finance transactions, and a limited quantity of construction and land loans. We originated one-to-four family residential mortgage loans until December 31, 2017. We also occasionally purchase and sell loan participations. The following briefly describes our principal loan products.

Commercial Real Estate

The Company originates real estate loans principally secured by first liens, both non-owner occupied and owner-occupied commercial real estate. The non-owner occupied commercial real estate properties are predominantly multi-family apartment buildings, office buildings, light industrial buildings, shopping centers and mixed-use developments and, to a much lesser extent, more specialized properties such as nursing homes and other healthcare facilities.

Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. In general, loan amounts range between $500,000 and $6.0 million at December 31, 2021. Approximately 45% of the collateral is located outside of our primary market area; however, we do not have a concentration in any single market in excess of 25% of our loan portfolio outside of our primary market area. In underwriting multi-family mortgage loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), the age and condition of the collateral, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar properties and, proximity to diverse employment opportunities. Multi-family mortgage loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. Personal guarantees are usually obtained on multi-family mortgage loans if the borrower/property owner is a legal entity.

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

The Company emphasizes nonresidential real estate loans with initial principal balances between $500,000 and $6.0 million. Substantially all of our nonresidential real estate loans are secured by properties located in our primary market area. The Company’s nonresidential real estate loans are generally written as three- or five-year adjustable-rate mortgages or mortgages with balloon maturities of three or five years. Amortization on these loans is typically based on 20- to 30-year schedules. The Company also originates some 15-year fixed-rate, fully amortizing loans.

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

Construction and Land Loans

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

Commercial Loans and Leases

The commercial loan and lease category includes all commercial credit facilities extended for the purpose of financing working capital or operating assets, including Equipment Finance, Commercial Finance and Community Finance exposures.  In general, commercial credit decisions are based upon our assessment of the borrower’s cash flow, proposed collateral, business and credit history and any additional positive or negative credit risk factors, such as personal or corporate guarantors.  In addition to evaluating the borrower’s financial condition, we consider the adequacy of the primary and secondary sources of repayment for the loan. Independent reports of the borrower’s credit history supplement our analysis of the borrower’s creditworthiness and at times may be supplemented with trade credit reports or verifications of credit or assets. We review proposed collateral for a secured transaction to determine its use in business operations, and its potential value as a secondary source of repayment. Where applicable, we evaluate personal or corporate guarantors’ financial capacity and credit history as a tertiary source of repayment.  Commercial business loans generally have higher interest rates because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. Pricing of commercial loans is based primarily on the overall credit risk of the credit exposure, with due consideration given to borrowers with appropriate deposit relationships.

Equipment Finance

The Company lends money for equipment and software finance transactions (collectively, “equipment finance transactions”) on a national basis.  The Company originates equipment finance transactions through equipment leasing companies, banks, vendors and other market sources.   Generally, equipment finance transactions are secured by an assignment of the payments due under the obligation and by a security interest in the assets financed.  In most cases, the obligor acknowledges our security interest in the assets financed and agrees to send all payments directly to us or to a third-party paying agency.  Consequently, the Company underwrites equipment finance transactions by examining the creditworthiness of the obligor and any surety, and the purpose, use and value of the assets financed for collateral purposes.  Equipment finance transactions are generally non-recourse to the originating company.

Generally, the Company’s equipment finance transactions are secured primarily by technology equipment, medical equipment, material handling equipment and other capital equipment; however, licenses for software essential for the operation of financed equipment, or to the operations of the obligor, are also eligible for financing. The Company conducts equipment finance transactions for the U.S. Government, state and local governments, publicly-traded companies with and without public debt ratings, privately-held companies, and small businesses. Generally, equipment finance transactions have a maximum maturity of five years, repaid on a fully-amortizing basis.   The maximum outstanding credit exposure to any Equipment Finance obligor is less than $10 million, except for investment-grade corporate obligors and the U.S. Government; however, the average amount of an Equipment Finance transaction was $1.1 million at December 31, 2021.

Commercial Finance

The Company lends money to finance small- and medium-size businesses for working capital purposes on a national basis.  The Company offers traditional commercial lines of credit, asset-based lines of credit and accounts receivable factoring to companies in manufacturing, distribution/logistics, health care and professional services sectors, including contractors of the U.S. Government; however, not all types of Commercial Finance credit facilities are presently available to all business sectors.  Commercial finance borrowers are typically subject to more stringent liquidity and collateral underwriting, and ongoing credit monitoring practices, than traditional commercial bank credit borrowers.  Generally, commercial finance transactions have a maximum maturity of two years.  The maximum outstanding credit commitment to any Commercial Finance borrower is $15 million for transactions secured by health-care receivables or contract payments due from the U.S. Government; however, the average commercial finance credit commitment was $1.1 million at December 31, 2021.

Community Finance

The Company makes various types of secured and unsecured commercial loans to for-profit, not-for-profit and local government borrowers in our primary market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to five years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to (i) a lending rate that is determined internally, or (ii) a short-term market rate index.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2021
One-to-four family residential real estate	$—	$331	$331	$1,299	$28,834	$30,133
Multi-family mortgage	—	3,377	3,377	498	425,638	426,136
Nonresidential real estate	30	1,281	1,311	297	102,875	103,172
Commercial loans and leases	—	1,652	1,652	76	489,436	489,512
Consumer	—	44	44	—	1,685	1,685
	$30	$6,685	$6,715	$2,170	$1,048,468	1,050,638
Net deferred loan origination costs						284
Allowance for loan losses						(6,715)
Loans, net						$1,044,207

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2020
One-to-four family residential real estate	$—	$518	$518	$1,718	$39,973	$41,691
Multi-family mortgage	—	4,062	4,062	520	451,721	452,241
Nonresidential real estate	28	1,541	1,569	296	108,362	108,658
Construction and land	—	12	12	—	499	499
Commercial loans and leases	—	1,536	1,536	—	405,057	405,057
Consumer	—	54	54	—	1,812	1,812
	$28	$7,723	$7,751	$2,534	$1,007,424	1,009,958
Net deferred loan origination costs						371
Allowance for loan losses						(7,751)
Loans, net						$1,002,578

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Beginning balance	Provision for (recovery of) loan losses	Loans charged off	Recoveries	Ending balance
December 31, 2021
One-to-four family residential real estate	$518	$(395)	$(3)	$211	$331
Multi-family mortgage	4,062	(718)	—	33	3,377
Nonresidential real estate	1,569	(251)	(7)	—	1,311
Construction and land	12	(12)	—	—	—
Commercial loans and leases	1,536	119	(93)	90	1,652
Consumer	54	17	(29)	2	44
	$7,751	$(1,240)	$(132)	$336	$6,715

December 31, 2020
One-to-four family residential real estate	$675	$(185)	$(9)	$37	$518
Multi-family mortgage	3,676	292	—	94	4,062
Nonresidential real estate	1,176	393	—	—	1,569
Construction and land	—	12	—	—	12
Commercial loans and leases	2,065	(533)	—	4	1,536
Consumer	40	76	(62)	—	54
	$7,632	$55	$(71)	$135	$7,751

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Impaired loans

The following tables present loans individually evaluated for impairment by class of loans:

	Loan Balance	Recorded Investment	Partial Charge- off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2021
With no related allowance recorded
One-to-four family residential real estate	$1,299	$1,299	$—	$—	$1,473	$29
Multi-family mortgage - Illinois	498	498	—	—	509	30
Commercial leases	83	76	7	—	7	—
	1,880	1,873	7	—	1,989	59

With an allowance recorded - nonresidential real estate	280	297	7	30	296	—
	$2,160	$2,170	$14	$30	$2,285	$59

December 31, 2020
With no related allowance recorded
One-to-four family residential real estate	$2,069	$1,718	$363	$—	$1,782	$42
Multi-family mortgage - Illinois	520	520	—	—	594	31
	2,589	2,238	363	—	2,376	73

With an allowance recorded - nonresidential real estate	280	296	—	28	289	—
	$2,869	$2,534	$363	$28	$2,665	$73

Nonaccrual loans

The following tables present the recorded investment in nonaccrual and loans 90 days or more past due still on accrual by class of loans:

	Loan Balance	Recorded Investment	Loans Past Due Over 90 Days, still accruing
December 31, 2021
One-to-four family residential real estate	$367	$367	$—
Nonresidential real estate	280	297	—
Commercial loans	—	—	10
Equipment finance - other	83	76	—
	$730	$740	$10
December 31, 2020
One-to-four family residential real estate	$946	$925	$—
Nonresidential real estate	280	296	—
	$1,226	$1,221	$—

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company’s reserve for uncollected loan interest was $140,000 and $133,000 at December 31, 2021 and 2020, respectively. When a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2021
One-to-four family residential real estate loans:
Owner occupied	$181	$250	$367	$798	$23,333	$24,131
Non-owner occupied	2	9	—	11	5,991	6,002
Multi-family mortgage:
Illinois	189	—	—	189	235,681	235,870
Other	—	—	—	—	190,266	190,266
Nonresidential real estate	—	—	297	297	102,875	103,172
Commercial loans and leases:
Commercial	—	—	—	—	67,995	67,995
Asset-based	26	6	10	42	19,358	19,400
Equipment finance:
Government	3,160	4,718	—	7,878	170,584	178,462
Investment-rated	290	1,201	—	1,491	81,135	82,626
Other	3,015	—	76	3,091	85,760	88,851
Middle market	—	—	—	—	40,582	40,582
Small ticket	—	—	—	—	11,596	11,596
Consumer	13	4	—	17	1,668	1,685
	$6,876	$6,188	$750	$13,814	$1,036,824	$1,050,638

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2020
One-to-four family residential real estate loans:
Owner occupied	$252	$211	$834	$1,297	$32,078	$33,375
Non-owner occupied	3	132	91	226	8,090	8,316
Multi-family mortgage:
Illinois	86	—	—	86	221,943	222,029
Other	—	—	—	—	230,212	230,212
Nonresidential real estate	—	—	296	296	108,362	108,658
Construction and land	—	—	—	—	499	499
Commercial loans and leases:
Commercial	4,886	—	—	4,886	72,809	77,695
Asset-based	—	—	—	—	1,740	1,740
Equipment finance:
Government	2,468	—	—	2,468	100,272	102,740
Investment-rated	618	225	—	843	87,751	88,594
Other	853	2,487	—	3,340	122,677	126,017
Middle market	—	—	—	—	6,988	6,988
Small ticket	—	—	—	—	1,283	1,283
Consumer	6	5	—	11	1,801	1,812
	$9,172	$3,060	$1,221	$13,453	$996,505	$1,009,958

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

The following table presents the PPP activity:

	For the years ended December 31,
Paycheck Protection Program:	2021	2020
Number of loans originated	238	315
Loan balance originations	$10,135	$11,160
Loan balance forgiven	$16,272	$980

	December 31, 2021	December 31, 2020
Paycheck Protection Program loans
Number of loans	76	290
Loan balance	$4,043	$10,180

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

CARES Act Section 4013 and OCC Bulletin 2020- 35 forbearance agreements were available to qualified commercial loan and commercial finance borrowers, and to commercial equipment lessees.

For residential mortgage and consumer loans, relief under CARES Act Section 4013 or OCC Bulletin 2020-35 forbearance agreements were available to qualified borrowers with terms consistent with secondary residential mortgage market standards established by Fannie Mae.

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

The Company had no TDRs at December 31, 2021 and 2020.  During the years ending December 31, 2021 and 2020, there were no loans modified and classified as TDRs. During the years ending December 31, 2021 and 2020, there were no TDR loans that subsequently defaulted within twelve months of their modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
December 31, 2021
One-to-four family residential real estate loans:
Owner occupied	$23,396	$—	$368	$367	$24,131
Non-owner occupied	5,894	—	108	—	6,002
Multi-family mortgage:
Illinois	235,545	325	—	—	235,870
Other	190,266	—	—	—	190,266
Nonresidential real estate	102,875	—	—	297	103,172
Commercial loans and leases:
Commercial	67,995	—	—	—	67,995
Asset-based	19,400	—	—	—	19,400
Equipment finance:
Government	178,427	35	—	—	178,462
Investment-rated	82,626	—	—	—	82,626
Other	87,685	1,090	—	76	88,851
Middle market	40,582	—	—	—	40,582
Small ticket	11,596	—	—	—	11,596
Consumer	1,675	4	6	—	1,685
	$1,047,962	$1,454	$482	$740	$1,050,638

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

	December 31, 2021			December 31, 2020
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
Foreclosed assets - OREO	$—	$—	$—	$157	$—	$157

Other foreclosed assets	952	(227)	725	—	—	—
	$952	$(227)	$725	$157	$—	$157

The following represents the roll forward of foreclosed assets:

	At and For the Years Ended December 31,
	2021	2020
Beginning balance	$157	$186
New foreclosed properties	4,473	33
Capitalized improvements	—	47
Valuation adjustments	(420)	—
Valuation reductions from sales	193	—
Sales	(3,678)	(109)
Ending balance	$725	$157

Activity in the valuation allowance is as follows:

	At and For the Years Ended December 31,
	2021	2020
Beginning balance	$—	$—
Additions charged to expense	420	—
Reductions from sales	(193)	—
Ending balance	$227	$—

At December 31, 2021 and 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $73,000 and $187,000, respectively.  At December 31, 2021, other foreclosed assets consisted of non real estate collateral repossessed related to a previously classified Chicago area commercial loan.  At December 31, 2020, the balance of OREO includes no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 – PREMISES AND EQUIPMENT

Year-end premises and equipment are as follows:

	December 31,
	2021	2020
Land and land improvements	$12,261	$11,989
Buildings and improvements	31,636	31,145
Furniture and equipment	10,249	10,111
Computer equipment	5,118	4,798
	59,264	58,043
Accumulated depreciation	(34,221)	(33,368)
	$25,043	$24,675

Depreciation of premises and equipment was $2.0 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively.

NOTE 7 - LEASES

The following table represents the classification of the Company's right of use and lease liabilities:

	Statement of Financial Condition Location	December 31, 2021	December 31, 2020
Operating Lease Right of Use Asset:
Gross carrying amount		$6,805	$6,694
New lease obligation		866	111
Accumulated amortization		(2,794)	(1,730)
Net recorded value	Other assets	$4,877	$5,075

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$4,877	$5,075

Lease amortization expense was $1.1 million and $882,000 for the years ended  December 31, 2021 and 2020, respectively.  At December 31, 2021, the weighted-average remaining lease term for the Company's operating leases was 7.0 years and the weighted-average discount rate used in the measurement of the Company's operating lease liabilities was 2.83%.  For each operating lease, the discount rate is the FHLB fixed rate advance rate for the term most closely aligning with the remaining lease term at inception.

	For the year ended December 31, 2021	For the year ended December 31, 2020
Lease cost:
Operating lease cost	$1,064	$882
Short-term lease cost	161	152
Sublease income	(38)	(74)
Total lease cost	$1,187	$960

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,110	$948

Future minimum payments under non-cancellable operating leases with terms longer than 12 months, are as follows at December 31, 2021. Future minimum payments on shorter term leases are excluded as the amounts are insignificant.

Twelve months ended December 31,
2022	$1,294
2023	1,241
2024	656
2025	506
2026	495
Thereafter	1,722
Total future minimum operating lease payments	5,914
Amounts representing interest	(1,037)
Present value of net future minimum operating lease payments	$4,877

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 8 - DEPOSITS

Composition of deposits is as follows:

	December 31,
	2021	2020
Noninterest-bearing demand deposits	$342,176	$326,188
Interest-bearing NOW accounts	404,335	336,994
Money market accounts	333,369	297,801
Savings deposits	201,633	179,561
Certificates of deposit	206,918	253,000
	$1,488,431	$1,393,544

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $22.5 million and $30.7 million at December 31, 2021 and 2020, respectively.  Certificates of deposits include wholesale certificates totaling $3.5 million and $7.2 million at December 31, 2021 and 2020, respectively.

Scheduled maturities of certificates of deposit for the next five years as of December 31, 2021 are as follows:

2022	$167,415
2023	29,819
2024	9,428
2025	211
2026	45
$206,918

NOTE 9 — BORROWINGS

	December 31,
	2021		2020
	Contractual Rate	Amount	Contractual Rate	Amount
Fixed-rate advance from FHLB, due May 9, 2022	—%	$5,000	—%	$4,000
Subordinated Notes, due May 15, 2031	3.75%	19,590	—%	—
Line of credit, due March 31, 2022	2.50%	—	2.50%	—

The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLB. All of the Bank’s FHLB common stock is pledged as additional collateral for these advances. At December 31, 2021, $17.4 million and $296.8 million of first mortgage and multi-family mortgage loans, respectively, collateralized potential advances. At December 31, 2021, we had the ability to borrow an additional $274.8 million under our credit facilities with the FHLB. We also have the ability to pledge U.S. Treasury Notes of $75.0 million for FHLB advances.  The Company also had available pre-approved overnight federal funds borrowing. At December 31, 2021 and 2020, there was no outstanding balance on these lines.

On April 14, 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).

The Company incurred $441,000 of issuance costs associated with the Notes.  These issuance costs are being amortized over the 10-year life of the Notes.  At December 31, 2021, there were $410,000 in remaining unamortized issuance costs and they are presented in the Company's financial statements as a reduction of the principal amount of the Notes.

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

In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.75%, with a minimum rate of 2.40%.  The line of credit has been extended since its original maturity date and the current maturity date is March 31, 2022.  The line of credit had no outstanding balance at  December 31, 2021 and 2020.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES

The income tax expense is as follows:

	For the years ended December 31,
	2021	2020
Current expense	$2,320	$2,460
Deferred expense	28	1,137
Total income tax expense	$2,348	$3,597

A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 21% for 2021 and 2020, to the income tax expense in the Consolidated Statements of Operations follows:

	For the years ended December 31,
	2021	2020
Expense computed at the statutory federal tax rate	$2,048	$2,680
State and local taxes, net of federal income tax effect	504	720
Other, net	(4)	(3)
Valuation allowance for deferred tax assets	(200)	200
	$2,348	$3,597
Effective income tax rate	24.07%	28.18%

Retained earnings at December 31, 2021 and 2020 include $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.

The net deferred tax asset is as follows:

	December 31,
	2021	2020
Gross deferred tax assets
Allowance for loan losses	$1,798	$2,075
Alternative minimum tax and net operating loss carryforwards	3,938	3,999
Lease liability	1,306	1,358
Other	854	568
	7,896	8,000
Gross deferred tax liabilities
Net deferred loan origination costs	(808)	(873)
Purchase accounting adjustments	(1,516)	(1,570)
Right of use asset	(1,306)	(1,358)
Other	(1,475)	(1,180)
Unrealized gain on securities	(29)	(78)
	(5,134)	(5,059)
Valuation allowance	—	(200)
	$2,762	$2,741

As of December 31, 2021 and 2020, the Company’s net deferred tax asset (“DTA”) was $2.8 million and $2.7 million, respectively.

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

The Company’s ability to realize the DTA is dependent upon the generation of future taxable income during the periods in which the tax attributes underlying the DTA become deductible. The amount of the DTA that will ultimately be realized will be impacted by the Company’s future taxable income, any changes to the many variables that could impact future taxable income and the then applicable corporate tax rate. As of December 31, 2020, a valuation allowance of $200,000 was attributed to the Illinois net loss deduction carryforwards, this was recovered in 2021 and there was no valuation allowance at  December 31, 2021.

At December 31, 2021, the Company had a federal net operating loss carryforward of $7.0 million relating to its acquisition of Downers Grove National Bank, which is subject to utilization limitations under Section 382 of the Internal Revenue Code, and will begin to expire in 2030, and $225,000 of alternative minimum tax credit carryforward that does not expire and is subject to utilization limitations under Section 382 of the Internal Revenue Code. At December 31, 2021, the Company had a state net operating loss carryforward for the State of Illinois of $44.5 million, which will begin to expire in 2031 and fully expires in 2033.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES (continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2021	2020
Beginning of year	$277	$244
Additions based on tax positions related to the current year	34	61
Additions for tax positions of prior years	10	2
Reductions due to the statute of limitations and reductions for tax positions of prior years	(38)	(30)
End of year	$283	$277

The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2021 and 2020, the Company had immaterial amounts accrued for potential interest and penalties.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the various states where the Company does business. The Company is no longer subject to examination by the federal taxing authorities for years before 2018 and the Illinois taxing authorities for years before 2018.

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

In addition, as a result of the legislation, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. Beginning in the second quarter 2020 and until the end of 2020, a banking organization that had a leverage ratio of 8% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework; and qualifying community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement is re-established at greater than 9%. Pursuant to Section 4012 of the CARES Act and related interim final rules, the Community Bank Leverage Ratio is 8.5% for calendar year 2021, and 9% thereafter. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.

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

The Company and the Bank have each adopted Regulatory Capital Policies that require the Bank to maintain a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5%. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the established minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“CCB”). The minimum CCB is 2.5%.

As of December 31, 2021, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The Bank's Community Bank Leverage Ratio was:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
December 31, 2021
Community Bank Leverage Ratio	$165,599	9.91%	$142,091	8.50%
December 31, 2020
Community Bank Leverage Ratio	$160,236	10.10%	$126,964	8.00%

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 12 – EMPLOYEE BENEFIT PLAN

Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company provides a match of $0.50 on each $1.00 of contribution up to 6% of eligible compensation beginning April 1, 2007. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $345,000 and $331,000 were made for the years ended December 31, 2021 and 2020, respectively.

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

	December 31,
	2021	2020
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$38,864	$31,131
Standby letters of credit	6,937	6,668
Unused lines of credit	184,343	200,240

Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loan commitments totaled $14.1 million with interest rates ranging from 2.65% to 6.50% and maturities ranging from 20 months to 5 years.

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2021
Securities:
U.S. Treasury Notes	$76,553	$—	$—	$76,553
Certificates of deposit	—	2,728	—	2,728
Mortgage-backed securities – residential	—	4,833	—	4,833
Collateralized mortgage obligations – residential	—	1,580	—	1,580
	$76,553	$9,141	$—	$85,694

December 31, 2020
Securities:
Certificates of deposit	$—	$15,117	$—	$15,117
Municipal securities	—	409	—	409
Mortgage-backed securities - residential	—	6,108	—	6,108
Collateralized mortgage obligations – residential	—	2,195	—	2,195
	$—	$23,829	$—	$23,829

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2021
Impaired loans	$—	$—	$267	$267

Foreclosed assets	$—	$—	$725	$725

December 31, 2020
Impaired loans	$—	$—	$268	$268

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral–dependent loans, had a carrying amount of $297,000, with a valuation allowance of $30,000 at December 31, 2021, compared to a carrying amount of $296,000 and a valuation allowance of $28,000 at December 31, 2020, resulting in an increase in the provision for loan losses of $2,000 for the year ended December 31, 2021, compared to an increase in the provision for loan losses of $28,000 for the year ended December 31, 2020.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 14 – FAIR VALUE (continued)

Foreclosed assets are carried at the lower of cost or fair value less costs to sell.  At December 31, 2021, foreclosed assets had a carrying value of $952,000 less a valuation allowance of $227,000, or $725,000. At December 31, 2020, there were no foreclosed assets with valuation allowances. There were $420,000 of valuation adjustments of foreclosed assets recorded in the year ended  December 31, 2021, compared to no valuation adjustment recorded for the year ended December 31, 2020.

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2021
Impaired loans	$267	Sales comparison	Discount applied to valuation	22.0%

Foreclosed assets	$725	Redemption value	Discount applied to valuation	15.6%

December 31, 2020
Impaired loans	$268	Sales comparison	Discount applied to valuation	22.0%

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at December 31, 2021 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$502,162	$448,552	$53,610	$—	$502,162
Securities	85,694	76,553	9,141	—	85,694
Loans receivable, net of allowance for loan losses	1,044,207	—	—	1,039,298	1,039,298
FHLB and FRB stock	7,490	—	—	—	N/A
Accrued interest receivable	4,648	75	17	4,631	4,723
Financial liabilities
Certificates of deposit	206,918	—	206,530	—	206,530
Borrowings	5,000	—	4,999	—	4,999
Subordinated Notes	19,590	—	20,240	—	20,240

		Fair Value Measurements at December 31, 2020 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$503,496	$480,574	$22,922	$—	$503,496
Securities	23,829	—	23,829	—	23,829
Loans receivable, net of allowance for loan losses	1,002,578	—	—	1,004,854	1,004,854
FHLB and FRB stock	7,490	—	—	—	N/A
Accrued interest receivable	3,941	—	52	3,889	3,941
Financial liabilities
Certificates of deposit	253,000	—	253,906	—	253,906
Borrowings	4,000	—	3,998	—	3,998

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

	For the years ended December 31,
	2021	2020
Deposit service charges and fees	$3,184	$3,196
Loan servicing fees (1)	731	552
Mortgage brokerage and banking fees (1)	35	98
Trust and insurance commissions and annuities income	1,136	961
Earnings on bank-owned life insurance (1)	114	70
Other (1)	489	489
Total noninterest income	$5,689	$5,366

(1)	Not within the scope of ASC 606

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees. Interchange income for the years ended December 31, 2021 and 2020 was $1.6 million and $1.4 million, respectively.

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

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed assets asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed assets sales for the years ended December 31, 2021 and 2020 were not financed by the Company.

NOTE 16 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of BankFinancial Corporation as of December 31, 2021 and 2020 and for the two years then ended are as follows:

Condensed Statements of Financial Condition

	December 31,
	2021	2020
Assets
Cash in subsidiary	$8,211	$10,996
Investment in subsidiary	166,856	161,678
Deferred tax asset	587	393
Other assets	1,502	658
	$177,156	$173,725
Liabilities and Stockholders' Equity
Subordinated notes, net of unamortized issuance costs	$19,590	$—
Accrued expenses and other liabilities	100	795
Total stockholders’ equity	157,466	172,930
	$177,156	$173,725

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 16 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Operations

	For the years ended December 31,
	2021	2020
Dividends from subsidiary	$3,500	$13,713
Interest expense	567	—
Other expense	1,595	1,625
Income before income tax and undistributed subsidiary excess distributions	1,338	12,088
Income tax benefit	(761)	(231)
Income before equity in undistributed subsidiary excess distributions	2,099	12,319
Equity in undistributed subsidiary (excess distributions)	5,311	(3,156)
Net income	$7,410	$9,163

Condensed Statements of Cash Flows

	For the years ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$7,410	$9,163
Adjustments:
Amortization	31	—
Equity in undistributed subsidiary excess distributions	(5,311)	3,156
Change in other assets	(1,038)	1,622
Change in accrued expenses and other liabilities	(695)	783
Net cash from operating activities	397	14,724
Cash flows used in financing activities
Proceeds from issuance of subordinated notes	20,000	—
Costs paid for issuance of subordinated notes	(441)	—
Repurchase and retirement of common stock	(17,122)	(4,610)
Cash dividends paid on common stock	(5,619)	(5,982)
Net cash used in financing activities	(3,182)	(10,592)
Net change in cash in subsidiary	(2,785)	4,132
Beginning cash in subsidiary	10,996	6,864
Ending cash in subsidiary	$8,211	$10,996

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(c) Changes in internal controls.

There were no changes made in our internal controls during the fourth quarter of 2021 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 included as Exhibits 31.1 and 31.2 to this Annual Report.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

(A)	Reports of Independent Registered Accounting Firm (PCAOB ID: 49)

(B)	Consolidated Statements of Financial Condition at December 31, 2021 and 2020

(C)	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

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
101

The following financial statements from the BankFinancial Corporation Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv)consolidated statements of changes in stockholders' equity, (v)consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION
Date:	February 28, 2022	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	February 28, 2022
F. Morgan Gasior	(Principal Executive Officer)

/s/ Paul A. Cloutier	Executive Vice President and Chief Financial Officer	February 28, 2022
Paul A. Cloutier	(Principal Financial Officer)

/s/ Elizabeth A. Doolan	Senior Vice President and Controller	February 28, 2022
Elizabeth A. Doolan	(Principal Accounting Officer)

/s/ Cassandra J. Francis	Director	February 28, 2022
Cassandra J. Francis

/s/ John M. Hausmann	Director	February 28, 2022
John M. Hausmann

/s/ Terry R. Wells	Director	February 28, 2022
Terry R. Wells

/s/ Glen R. Wherfel	Director	February 28, 2022
Glen R. Wherfel

/s/ Debra R. Zukonik	Director	February 28, 2022
Debra R. Zukonik