Form 10-Q
period 2022-03-31
BankFinancial CORP
filed 2022-05-03
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  At April 29, 2022 there were 13,178,485 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION

Form 10-Q

March 31, 2022

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - Unaudited

	March 31, 2022	December 31, 2021
Assets
Cash and due from other financial institutions	$9,722	$9,095
Interest-bearing deposits in other financial institutions	391,280	493,067
Cash and cash equivalents	401,002	502,162
Securities, at fair value	132,634	85,694
Loans receivable, net of allowance for loan losses: March 31, 2022, $6,786 and December 31, 2021, $6,715	1,055,069	1,044,207
Foreclosed assets, net	968	725
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises and equipment, net	24,939	25,043
Accrued interest receivable	5,890	4,648
Bank-owned life insurance	19,157	19,129
Deferred taxes	3,750	2,762
Other assets	9,253	8,822
Total assets	$1,660,152	$1,700,682

Liabilities
Deposits
Noninterest-bearing	$339,504	$342,185
Interest-bearing	1,122,101	1,146,246
Total deposits	1,461,605	1,488,431
Borrowings	5,000	5,000
Subordinated notes, net of unamortized issuance costs	19,601	19,590
Advance payments by borrowers for taxes and insurance	6,069	7,993
Accrued interest payable and other liabilities	13,982	22,202
Total liabilities	1,506,257	1,543,216

Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 13,178,485 shares issued at March 31, 2022 and 13,228,485 shares issued at December 31, 2021	132	132
Additional paid-in capital	90,170	90,709
Retained earnings	66,490	66,545
Accumulated other comprehensive (loss) income	(2,897)	80
Total stockholders’ equity	153,895	157,466
Total liabilities and stockholders’ equity	$1,660,152	$1,700,682

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - Unaudited

	Three Months Ended
	March 31,
	2022	2021
Interest and dividend income
Loans, including fees	$10,813	$10,929
Securities	299	54
Other	306	265
Total interest income	11,418	11,248
Interest expense
Deposits	445	668
Subordinated notes	198	—
Total interest expense	643	668
Net interest income	10,775	10,580
Provision for (recovery of) loan losses	276	(335)
Net interest income after provision for (recovery of) loan losses	10,499	10,915
Noninterest income
Deposit service charges and fees	781	738
Loan servicing fees	101	55
Mortgage brokerage and banking fees	8	12
Trust and insurance commissions and annuities income	338	334
Earnings on bank-owned life insurance	28	21
Other	188	98
Total noninterest income	1,444	1,258
Noninterest expense
Compensation and benefits	5,480	5,471
Office occupancy and equipment	2,134	2,097
Advertising and public relations	142	203
Information technology	851	710
Professional fees	373	370
Supplies, telephone, and postage	347	400
Nonperforming asset management	17	41
FDIC insurance premiums	116	106
Other	829	789
Total noninterest expense	10,289	10,187
Income before income taxes	1,654	1,986
Income tax expense	386	517
Net income	$1,268	$1,469
Basic and diluted earnings per common share	$0.10	$0.10
Basic and diluted weighted average common shares outstanding	13,204,041	14,723,769

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands) - Unaudited

	Three Months Ended
	March 31,
	2022	2021
Net income	$1,268	$1,469
Unrealized holding loss on securities arising during the period	(4,065)	(7)
Tax effect	1,088	2
Comprehensive loss, net of tax	(2,977)	(5)
Comprehensive (loss) income	$(1,709)	$1,464

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data) - Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
For the three months ended

Balance at January, 1 2021	$148	$107,815	$64,754	$213	$172,930
Net income	—	—	1,469	—	1,469
Other comprehensive loss, net of tax effect	—	—	—	(5)	(5)
Repurchase and retirement of common stock (146,106 shares)	(2)	(1,486)	—	—	(1,488)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,473)	—	(1,473)
Balance at March 31, 2021	$146	$106,329	$64,750	$208	$171,433

Balance at January, 1 2022	$132	$90,709	$66,545	$80	$157,466
Net income	—	—	1,268	—	1,268
Other comprehensive loss, net of tax effect	—	—	—	(2,977)	(2,977)
Repurchase and retirement of common stock (50,000 shares)	—	(539)	—	—	(539)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,323)	—	(1,323)
Balance at March 31, 2022	$132	$90,170	$66,490	$(2,897)	$153,895

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Three Months Ended
	March 31,
	2022	2021
Cash flows used in operating activities
Net income	$1,268	$1,469
Adjustments to reconcile net income to net cash from operating activities
Provision for (recovery of) loan losses	276	(335)
Depreciation and amortization	489	475
Net change in net deferred loan origination costs	(194)	311
Gain on sale of foreclosed assets	(6)	—
Foreclosed assets valuation adjustments	(8)	—
Earnings on bank-owned life insurance	(28)	(21)
Net change in:
Accrued interest receivable	(1,242)	(754)
Other assets	(334)	(20)
Accrued interest payable and other liabilities	(8,220)	(1,296)
Net cash used in operating activities	(7,999)	(171)
Cash flows used in investing activities
Securities:
Proceeds from maturities	1,488	7,440
Proceeds from principal repayments	325	343
Purchases of securities	(52,778)	(4,712)
Net change in loans receivable	(11,227)	(25,690)
Loan participation purchased	—	(5,000)
Proceeds from sale of foreclosed assets	45	—
Purchase of premises and equipment, net	(402)	(498)
Net cash used in investing activities	(62,549)	(28,117)
Cash flows (used in) from financing activities
Net change in:
Deposits	(26,826)	28,493
Advance payments by borrowers for taxes and insurance	(1,924)	(2,157)
Repurchase and retirement of common stock	(539)	(1,488)
Cash dividends paid on common stock	(1,323)	(1,473)
Net cash (used in) from financing activities	(30,612)	23,375
Net change in cash and cash equivalents	(101,160)	(4,913)
Beginning cash and cash equivalents	502,162	503,496
Ending cash and cash equivalents	$401,002	$498,583

Supplemental disclosures of cash flow information:
Interest paid	$456	$670
Income taxes paid	16	17
Income taxes refunded	3	—
Loans transferred to foreclosed assets	274	4,473

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, National Association (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending  December 31, 2022 or for any other period.

Certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Use of Estimates: The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates and assumptions are based on the best available information, actual information and actual results could differ from those estimates.

Factored Receivables: The Company purchases invoices from its factoring customers in schedules or batches. The face value of the invoices purchased or amount advanced is recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered customer reserves. The customer reserves are held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as noninterest-bearing deposits in the Consolidated Statements of Financial Condition. The unpaid principal balances of these receivables were $5.4 million and $187,000 at March 31, 2022 and December 31, 2021, respectively, and are included in commercial loans and leases. The customer reserves associated with the factored receivables were $1.3 million and $122,000 at March 31, 2022 and December 31, 2021, respectively.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission.

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

	Three Months Ended
	March 31,
	2022	2021
Net income available to common stockholders	$1,268	$1,469
Basic and diluted weighted average common shares outstanding	13,204,041	14,723,769
Basic and diluted earnings per common share	$0.10	$0.10

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
March 31, 2022
Certificates of deposit	$1,240	$—	$—	$1,240
Municipal securities	400	—	(10)	390
U.S. Treasury Notes	129,039	1	(4,035)	125,005
Mortgage-backed securities - residential	4,448	101	(11)	4,538
Collateralized mortgage obligations - residential	1,463	1	(3)	1,461
	$136,590	$103	$(4,059)	$132,634
December 31, 2021
Certificates of deposit	$2,728	$—	$—	$2,728
U.S. Treasury Notes	76,621	8	(76)	76,553
Mortgage-backed securities - residential	4,660	173	—	4,833
Collateralized mortgage obligations - residential	1,576	4	—	1,580
	$85,585	$185	$(76)	$85,694

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

	March 31, 2022
	Amortized Cost	Fair Value
Due in one year or less	$1,400	$1,399
Due after one year through five years	129,279	125,236
	130,679	126,635
Mortgage-backed securities - residential	4,448	4,538
Collateralized mortgage obligations - residential	1,463	1,461
	$136,590	$132,634

Securities available-for-sale with unrealized losses not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss

March 31, 2022
Municipal securities	2	$390	$(10)	—	$—	$—	2	$390	$(10)
U.S. Treasury Notes	184	123,053	(4,035)	—	—	—	184	123,053	(4,035)
Mortgage-backed securities - residential	4	679	(11)	—	—	—	4	679	(11)
Collateralized mortgage obligations - residential	3	916	(3)	—	—	—	3	916	(3)
	193	$125,038	$(4,059)	—	$—	$—	193	$125,038	$(4,059)

December 31, 2021
U.S. Treasury Notes	53	$62,246	$(76)	—	$—	$—	53	$62,246	$(76)

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

Certain available-for-sale securities that the Company holds in its investment portfolio were in an unrealized loss position at March 31, 2022, but the unrealized loss was not recognized into income because the issuers were high credit quality, the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell these securities before their anticipated recovery and the decline in fair value was due to changes in interest rates and other market conditions.  The fair values are expected to recover as maturities approach.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are as follows:

	March 31, 2022	December 31, 2021
One-to-four family residential real estate	$28,221	$30,133
Multi-family mortgage	435,522	426,136
Nonresidential real estate	99,817	103,172
Commercial loans and leases	496,245	489,512
Consumer	1,572	1,685
	1,061,377	1,050,638
Net deferred loan origination costs	478	284
Allowance for loan losses	(6,786)	(6,715)
Loans, net	$1,055,069	$1,044,207

The following tables present the balance in the allowance for loan losses and loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
March 31, 2022
One-to-four family residential real estate	$—	$315	$315	$1,067	$27,154	$28,221
Multi-family mortgage	—	3,390	3,390	492	435,030	435,522
Nonresidential real estate	—	957	957	—	99,817	99,817
Commercial loans and leases	—	2,078	2,078	164	496,081	496,245
Consumer	—	46	46	—	1,572	1,572
	$—	$6,786	$6,786	$1,723	$1,059,654	1,061,377
Net deferred loan origination costs						478
Allowance for loan losses						(6,786)
Loans, net						$1,055,069

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2021
One-to-four family residential real estate	$—	$331	$331	$1,299	$28,834	$30,133
Multi-family mortgage	—	3,377	3,377	498	425,638	426,136
Nonresidential real estate	30	1,281	1,311	297	102,875	103,172
Commercial loans and leases	—	1,652	1,652	76	489,436	489,512
Consumer	—	44	44	—	1,685	1,685
	$30	$6,685	$6,715	$2,170	$1,048,468	1,050,638
Net deferred loan origination costs						284
Allowance for loan losses						(6,715)
Loans, net						$1,044,207

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following table represents the activity in the allowance for loan losses by portfolio segment:

	Beginning balance	Provision for (recovery of) loan losses	Loans charged off	Recoveries	Ending balance
For the three months ended

March 31, 2022
One-to-four family residential real estate	$331	$(14)	$(4)	$2	$315
Multi-family mortgage	3,377	8	—	5	3,390
Nonresidential real estate	1,311	(162)	(192)	—	957
Commercial loans and leases	1,652	425	—	1	2,078
Consumer	44	19	(18)	1	46
	$6,715	$276	$(214)	$9	$6,786

March 31, 2021
One-to-four family residential real estate	$518	$(113)	$—	$60	$465
Multi-family mortgage	4,062	(171)	—	11	3,902
Nonresidential real estate	1,569	23	—	—	1,592
Construction and land	12	—	—	—	12
Commercial loans and leases	1,536	(74)	(86)	1	1,377
Consumer	54	—	(9)	2	47
	$7,751	$(335)	$(95)	$74	$7,395

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Impaired loans

The following tables present loans individually evaluated for impairment by class of loans:

					Three Months Ended
					March 31, 2022
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2022
With no related allowance recorded:
One-to-four family residential real estate	$1,066	$1,067	$—	$—	$1,190	$6
Multi-family mortgage - Illinois	492	492	—	—	495	7
Commercial loans and leases	173	164	9	—	102	—
	$1,731	$1,723	$9	$—	$1,787	$13

					Year ended
					December 31, 2021
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2021
With no related allowance recorded:
One-to-four family residential real estate	$1,299	$1,299	$—	$—	$1,473	$29
Multi-family mortgage - Illinois	498	498	—	—	509	30
Commercial loans and leases	83	76	7	—	7	—
	1,880	1,873	7	—	1,989	59

With an allowance recorded - nonresidential real estate	280	297	7	30	296	—
	$2,160	$2,170	$14	$30	$2,285	$59

Nonaccrual Loans

The following tables present the recorded investment in nonaccrual and loans 90 days or more past due still on accrual by class of loans:

	Nonaccrual Recorded Investment	Loans Past Due Over 90 Days, Still Accruing
March 31, 2022
One-to-four family residential real estate	$330	$—
Equipment finance	101	1,531
	$431	$1,531
December 31, 2021
One-to-four family residential real estate	$367	$—
Nonresidential real estate	297	—
Commercial loans	—	10
Equipment finance	76	—
	$740	$10

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company’s reserve for uncollected loan interest was $47,000 and $140,000 at March 31, 2022 and December 31, 2021, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2022
One-to-four family residential real estate loans:
Owner occupied	$497	$17	$330	$844	$21,871	$22,715
Non-owner occupied	87	—	—	87	5,419	5,506
Multi-family mortgage:
Illinois	188	—	—	188	251,134	251,322
Other	1,040	—	—	1,040	183,160	184,200
Nonresidential real estate	—	—	—	—	99,817	99,817
Commercial loans and leases:
Commercial	2,953	—	—	2,953	67,972	70,925
Asset based & factored receivables	804	13	—	817	30,071	30,888
Equipment finance:
Government	8,181	—	1,566	9,747	163,952	173,699
Corporate - Investment-grade	6,097	—	—	6,097	68,189	74,286
Corporate - Other	1,358	—	—	1,358	80,451	81,809
Middle market	437	—	—	437	46,621	47,058
Small ticket	—	—	66	66	17,514	17,580
Consumer	7	6	—	13	1,559	1,572
	$21,649	$36	$1,962	$23,647	$1,037,730	$1,061,377

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2021
One-to-four family residential real estate loans:
Owner occupied	$181	$250	$367	$798	$23,333	$24,131
Non-owner occupied	2	9	—	11	5,991	6,002
Multi-family mortgage:
Illinois	189	—	—	189	235,681	235,870
Other	—	—	—	—	190,266	190,266
Nonresidential real estate	—	—	297	297	102,875	103,172
Commercial loans and leases:
Commercial	—	—	—	—	67,995	67,995
Asset based & factored receivables	26	6	10	42	19,358	19,400
Equipment finance:
Government	3,160	4,718	—	7,878	170,584	178,462
Corporate - Investment-grade	290	1,201	—	1,491	81,135	82,626
Corporate - Other	3,015	—	76	3,091	85,760	88,851
Middle market	—	—	—	—	40,582	40,582
Small ticket	—	—	—	—	11,596	11,596
Consumer	13	4	—	17	1,668	1,685
	$6,876	$6,188	$750	$13,814	$1,036,824	$1,050,638

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

U.S. Small Business Administration Paycheck Protection Program ("PPP")

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was passed by Congress and signed into law on March 27, 2020.  The CARES Act established the PPP, designed to provide a direct incentive for small businesses to keep their workers on the payroll.  Under the most recently published guidance, the U.S. Small Business Administration ("SBA") will forgive PPP loans if all employee retention criteria are met, and the funds are used for eligible expenses.

The following table presents the PPP activity:

	Three Months Ended March 31,
	2022	2021
Paycheck Protection Program:
Number of loans originated	—	193
Loan balance originations	$—	$8,624
Loan balance forgiven	$2,359	$7,902

	March 31, 2022	December 31, 2021
Paycheck Protection Program loans
Number of loans	40	76
Loan balance	$1,684	$4,043

Troubled Debt Restructurings

The Company evaluates loan extensions or modifications in accordance with FASB ASC 340-10 with respect to the classification of the loan as a TDR.

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

The Company had no TDRs at March 31, 2022 and December 31, 2021. During the three months ended March 31, 2022 and 2021, there were no loans modified and classified as TDRs. During the three months ended March 31, 2022 and 2021, there were no TDR loans that subsequently defaulted within twelve months of their modification.

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

Special Mention. A “Special Mention” asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard. Loans categorized as “Substandard” continue to accrue interest, but exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. The loans continue to accrue interest because they are well secured and collection of principal and interest is expected within a reasonable time. The risk rating guidance published by the Office of the Comptroller of the Currency clarifies that a loan with a well-defined weakness does not have to present a probability of default for the loan to be rated Substandard, and that an individual loan’s loss potential does not have to be distinct for the loan to be rated Substandard.

Nonaccrual. An asset classified “Nonaccrual” has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Pass. Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.

Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
March 31, 2022
One-to-four family residential real estate loans:
Owner occupied	$22,028	$—	$357	$330	$22,715
Non-owner occupied	5,430	—	76	—	5,506
Multi-family mortgage:
Illinois	250,999	323	—	—	251,322
Other	184,200	—	—	—	184,200
Nonresidential real estate	99,817	—	—	—	99,817
Commercial loans and leases:
Commercial	70,925	—	—	—	70,925
Asset based & factored receivables	26,672	4,216	—	—	30,888
Equipment finance:
Government	173,664	—	—	35	173,699
Corporate - Investment-grade	74,286	—	—	—	74,286
Corporate - Other	80,757	989	63	—	81,809
Middle market	47,058	—	—	—	47,058
Small ticket	17,514	—	—	66	17,580
Consumer	1,563	6	3	—	1,572
	$1,054,913	$5,534	$499	$431	$1,061,377

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Pass	Special Mention	Substandard	Nonaccrual	Total
December 31, 2021
One-to-four family residential real estate loans:
Owner occupied	$23,396	$—	$368	$367	$24,131
Non-owner occupied	5,894	—	108	—	6,002
Multi-family mortgage:
Illinois	235,545	325	—	—	235,870
Other	190,266	—	—	—	190,266
Nonresidential real estate	102,875	—	—	297	103,172
Commercial loans and leases:
Commercial	67,995	—	—	—	67,995
Asset based & factored receivables	19,400	—	—	—	19,400
Equipment finance:
Government	178,427	35	—	—	178,462
Corporate - Investment-grade	82,626	—	—	—	82,626
Corporate - Other	87,685	1,090	—	76	88,851
Middle market	40,582	—	—	—	40,582
Small ticket	11,596	—	—	—	11,596
Consumer	1,675	4	6	—	1,685
	$1,047,962	$1,454	$482	$740	$1,050,638

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

	March 31, 2022			December 31, 2021
	Balance	Valuation Allowance	Net Balance	Balance	Valuation Allowance	Net Balance

Foreclosed assets - Nonresidential real estate OREO	$274	$—	$274	$—	$—	$—
Other foreclosed assets	913	(219)	694	952	(227)	725
	$1,187	$(219)	$968	$952	$(227)	$725

The following represents the roll forward of foreclosed assets:

	For the Three Months Ended
	March 31,
	2022	2021
Beginning balance	$725	$157
New foreclosed assets	274	4,473
Valuation reductions from sales	8	—
Sales	(39)	—
Ending balance	$968	$4,630

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5 - FORECLOSED ASSETS (continued)

Activity in the valuation allowance is as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Beginning balance	$227	$—
Reductions from sales	(8)	—
Ending balance	$219	$—

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $73,000 at March 31, 2022 and December 31, 2021.  At March 31, 2022, other foreclosed assets consisted of non real estate collateral repossessed related to a previously classified Chicago area commercial loan. At March 31, 2022, the balance of OREO includes no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title.

NOTE 6 - BORROWINGS AND SUBORDINATED NOTES

Borrowings and Subordinated notes were as follows:

	March 31, 2022		December 31, 2021
	Contractual		Contractual
	Rate	Amount	Rate	Amount
Fixed-rate advance from FHLB, due May 9, 2022	—%	$5,000	—%	$5,000
Subordinated notes, due May 15, 2031	3.75%	19,601	3.75%	19,590
Line of credit, due March 31, 2022	2.75%	—	2.50%	—

In 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).  The Company incurred $441,000 of issuance costs associated with the Notes.  These issuance costs are being amortized over the 10-year life of the Notes.  At March 31, 2022 and  December 31, 2021, there were $399,000 and $410,000, respectively,  in remaining unamortized issuance costs and they are presented in the Company's financial statements as a reduction of the principal amount of the Notes.

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

In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.75%, with a minimum rate of 2.40%.  The line of credit has been extended since its original maturity date and is currently in the process of renewal.  The line of credit had no outstanding balance at  March 31, 2022 and December 31, 2021.

NOTE 7– FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities: The fair value for investment securities is determined by quoted market prices, if available (Level 1).  The fair values of debt securities are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

Impaired loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Non real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2022
Securities:
Certificates of deposit	$—	$1,240	$—	$1,240
Municipal securities	—	390	—	390
U.S. Treasury Notes	125,005	—	—	125,005
Mortgage-backed securities – residential	—	4,538	—	4,538
Collateralized mortgage obligations – residential	—	1,461	—	1,461
	$125,005	$7,629	$—	$132,634
December 31, 2021
Securities:
Certificates of deposit	$—	$2,728	$—	$2,728
U.S. Treasury Notes	76,553	—	—	76,553
Mortgage-backed securities - residential	—	4,833	—	4,833
Collateralized mortgage obligations – residential	—	1,580	—	1,580
	$76,553	$9,141	$—	$85,694

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2022
Foreclosed assets	$—	$—	$694	$694

December 31, 2021
Impaired loans	$—	$—	$267	$267
Foreclosed assets	$—	$—	$725	$725

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $297,000, with a valuation allowance of $30,000 at  December 31, 2021.  There was a recovery of $30,000 of the provision for loan losses for the three months ended March 31, 2022, compared to no change in the provision for loan losses of $28,000 for the three months ended March 31, 2021.

Foreclosed  assets are carried at the lower of cost or fair value less costs to sell.  At  March 31, 2022 foreclosed assets had a carrying value of $913,000 less a valuation allowance of $219,000, or $694,000. At  December 31, 2021, foreclosed assets had a carrying value of $952,000 less a valuation allowance of $227,000, or $725,000.  There was no valuation adjustment of foreclosed assets recorded in the three months ended  March 31, 2022 and 2021.

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
March 31, 2022
Foreclosed assets	$694	Redemption value	Discount applied to valuation	7.6%

December 31, 2021
Impaired loans	$267	Sales comparison	Discount applied to valuation	22.0%
Foreclosed assets	$725	Redemption value	Discount applied to valuation	15.6%

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at March 31, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$401,002	$356,112	$44,890	$—	$401,002
Securities	132,634	125,005	7,629	—	132,634
Loans receivable, net of allowance for loan losses	1,055,069	—	—	1,051,511	1,051,511
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	5,890	251	83	5,556	5,890
Financial liabilities
Certificates of deposit	200,141	—	198,123	—	198,123
Borrowings	5,000	—	4,999	—	4,999
Subordinated notes	19,601	—	19,408	—	19,408

		Fair Value Measurements at December 31, 2021 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$502,162	$448,552	$53,610	$—	$502,162
Securities	85,694	76,553	9,141	—	85,694
Loans receivable, net of allowance for loan losses	1,044,207	—	—	1,039,298	1,039,298
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	4,648	79	13	4,556	4,648
Financial liabilities
Certificates of deposit	206,918	—	206,530	—	206,530
Borrowings	5,000	—	4,999	—	4,999
Subordinated notes	19,590	—	20,240	—	20,240

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

	Three Months Ended
	March 31,
	2022	2021
Deposit service charges and fees	$781	$738
Loan servicing fees (1)	101	55
Mortgage brokerage and banking fees (1)	8	12
Trust and insurance commissions and annuities income	338	334
Earnings on bank-owned life insurance (1)	28	21
Other (1)	188	98
Total noninterest income	$1,444	$1,258

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees.  Interchange income was $360,000 and $381,000 for the three months ended March 31, 2022 and 2021, respectively.

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

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed assets asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed assets sales for the three months ended March 31, 2022 were not financed by the Company; there were no sales of foreclosed assets during the three months ended March 31, 2021.

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

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) less than anticipated net loan and lease growth due to intense competition for loans and leases, particularly in terms of pricing, credit underwriting, or a dearth of borrowers who meet our underwriting standards, or the coronavirus disease 2019 (“COVID-19”) pandemic and the related adverse local and national economic consequences; (ii) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (iii) interest rate movements, inflation and their impact on the economy, customer behavior and our net interest margin; (iv) adverse economic conditions in general, or specific events such as the COVID-19 pandemic, Russia’s invasion of Ukraine or terrorism, and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (v) declines in asset values that adversely impact the value of our loan collateral, OREO, asset dispositions and the level of borrower equity in their investments; (vi) borrowers that experience legal or financial difficulties that we do not currently foresee; (vii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (viii) changes, disruptions or illiquidity in national or global financial markets, including global economic uncertainties resulting from Russia’s invasion of Ukraine, governmental sanctions and supply chain disruptions; (ix) the credit risks of lending, leasing and other financing activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (x) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (xii) legislative or regulatory changes, that have an adverse impact on our products, services, operations, operating expenses and tax rates; (xiii) higher federal deposit insurance premiums; (xiv) higher than expected overhead, infrastructure and compliance costs; (xv) changes in accounting or tax principles, policies or guidelines; (xvi) the effects of any federal government shutdown; and (xvii) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions; (xviii) the effects of any global or national war, conflict or act of terrorism.

These risks and uncertainties, together with the Risk Factors and other information set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as Part II, Items 1A of our subsequent Quarterly Reports on Form 10-Q, and other filings we make with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC.

Overview

We reported net income of $1.3 million, or $0.10, per common share for the quarter ended March 31, 2022. At March 31, 2022, the Company had total assets of $1.660 billion, total loans of $1.055 billion, total deposits of $1.462 billion and stockholders' equity of $154 million.

Total net loans increased by $10.9 million during the quarter ended March 31, 2022.  Total commercial loans and leases increased by $6.7 million (1.4%), net of $2.4 million in SBA Paycheck Protection Program payments, due to stronger originations of commercial finance transactions and higher utilization of healthcare lines of credit. Total commercial equipment finance portfolio balances decreased by $7.7 million (1.9%) as supply-chain and labor availability delayed new equipment finance transactions expected to close in the first quarter of 2022.

Yields on loan originations increased to 4.56% in the first quarter of 2022 compared to 4.07% in the fourth quarter of 2021, reflecting the growth in commercial finance balances and higher yields on variable-rate commercial lines of credit due to the increase in the Wall Street Journal Prime Rate late in the first quarter of 2022.

Total deposits decreased by $26.8 million during the three months ended March 31, 2022, due in substantial part to a $15.0 million decrease in public-fund deposit accounts and seasonal activity for retail and small business depositors.

Net interest income decreased by $612,000, as increased income from higher loan and investment securities balances partially offset a $745,000 decline in loan prepayment income compared to the fourth quarter of 2021.  We recorded a $276,000 provision for loan losses due primarily to a $425,000 increase in the general loan loss allowance due to growth in commercial loan and lease portfolio balances in the first quarter of 2022.

Noninterest income decreased by $187,000 primarily due to lower non-usage fees on commercial lines of credit and seasonally-lower ATM/debit card usage, partially offset by higher insurance revenues related to annual insurance policy renewals. Noninterest expenses decreased $60,000 due to decreased compensation expenses, offset by higher seasonal occupancy expenses and professional fees.

The Company’s ratio of nonperforming loans to total loans was 0.18% at March 31, 2022, compared to 0.07% as of December 31, 2021 due to a more than 90 day past due annual payment on a United States government equipment finance transaction which we did not receive from the paying agent until the first day of the second quarter of 2022.  Our allowance for loan losses was 0.64% of total loans as of March 31, 2022.

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 9.32% at March 31, 2022. The Company repurchased 50,000 of its common shares during the quarter ended March 31, 2022. The Company’s tangible book value per common share decreased to $11.68 per share (1.8%) at March 31, 2022 primarily due to the impact of higher interest rates on the Company’s U.S. Treasury Note portfolio value.

SELECTED FINANCIAL DATA

The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	March 31, 2022	December 31, 2021	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,660,152	$1,700,682	$(40,530)
Loans, net	1,055,069	1,044,207	10,862
Securities, at fair value	132,634	85,694	46,940
Deposits	1,461,605	1,488,431	(26,826)
Borrowings	5,000	5,000	—
Subordinated notes, net of unamortized issuance costs	19,601	19,590	11
Equity	153,895	157,466	(3,571)

	Three Months Ended
	March 31,
	2022	2021	Change
	(In thousands)
Selected Operating Data:
Interest income	$11,418	$11,248	$170
Interest expense	643	668	(25)
Net interest income	10,775	10,580	195
Provision for (recovery of) loan losses	276	(335)	611
Net interest income after provision for (recovery of) loan losses	10,499	10,915	(416)
Noninterest income	1,444	1,258	186
Noninterest expense	10,289	10,187	102
Income before income taxes	1,654	1,986	(332)
Income tax expense	386	517	(131)
Net income	$1,268	$1,469	$(201)

	Three Months Ended
	March 31,
	2022	2021
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.30%	0.37%
Return on equity (ratio of net income to average equity) (1)	3.24	3.40
Average equity to average assets	9.39	10.85
Net interest rate spread (1) (2)	2.66	2.73
Net interest margin (1) (3)	2.73	2.81
Efficiency ratio (4)	84.20	86.05
Noninterest expense to average total assets (1)	2.47	2.56
Average interest-earning assets to average interest-bearing liabilities	139.03	141.49
Dividends declared per share	$0.10	$0.10
Dividend payout ratio	104.33%	100.29%

	At March 31, 2022	At December 31, 2021
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.18%	0.09%
Nonperforming loans to total loans	0.18	0.07
Allowance for loan losses to nonperforming loans	345.87	895.33
Allowance for loan losses to total loans	0.64	0.64
Capital Ratios:
Equity to total assets at end of period	9.27%	9.26%
Tier 1 leverage ratio (Bank only)	10.05%	9.91%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	206	221

(1)	Ratios annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets include nonperforming loans and foreclosed assets.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total assets decreased $40.5 million, or 2.4%, to $1.660 billion at March 31, 2022, from $1.701 billion at December 31, 2021. The decrease in total assets was primarily due to a decrease in cash and cash equivalents, offset by increases in securities and loans receivable.  Cash and cash equivalents decreased $101.2 million to $401.0 million at March 31, 2022, from $502.2 million at December 31, 2021, while securities and loans receivable increased $46.9 million and $10.9 million, respectively.

Securities increased $46.9 million, to $132.6 million at March 31, 2022, from $85.7 million at December 31, 2021, due to the purchase of $52.4 million of US Treasury Notes during the three months ended March 31, 2022.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, and commercial loans and leases), which together totaled 97.2% of gross loans at March 31, 2022. During the three months ended March 31, 2022, multi-family loans increased by $9.4 million, or 2.2%, and commercial loans and leases increased by $6.7 million, or 1.4%.  The increase in multi-family loans was due to $35.7 million of originations, partially offset by payments and payoffs of $25.6 million, primarily from loans in the Illinois market. The increase in commercial loans and leases was primarily due to an $11.5 million increase in asset based lending products and line usage for both healthcare borrowers and lessors.  Nonresidential real estate loans decreased $3.4 million, or 3.3%.

Our primary lending area for regulatory purposes consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We currently derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area, and we engage in certain types of commercial lending and commercial equipment finance activities on a nationwide basis. At March 31, 2022, $249.6 million, or 57.3%, of our multi-family mortgage loans were in the Chicago, Illinois Metropolitan Statistical Area; $80.0 million, or 18.4%, were in Texas; $26.0 million, or 6.0%, were in Colorado; and $47.1 million, or 10.8%, were in Florida.  This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.

Total liabilities decreased $37.0 million, or 2.4%, to $1.506 billion at March 31, 2022, from $1.543 billion at December 31, 2021, due to a decrease in total deposits and other liabilities.  Total deposits decreased $26.8 million, or 1.8%, to $1.462 billion at March 31, 2022, from $1.488 billion at December 31, 2021.  Interest-bearing NOW accounts decreased $19.7 million, or 4.9%, to $384.7 million at March 31, 2022, from $404.3 million at December 31, 2021.  Money market accounts decreased $3.3 million, or 1.0%, to $330.1 million at March 31, 2022, from $333.4 million at December 31, 2021.  Savings accounts increased $5.6 million, or 2.8%, to $207.2 million at March 31, 2022, from $201.6 million at December 31, 2021. Noninterest-bearing demand deposits decreased $2.7 million, or 0.8%, to $339.5 million at March 31, 2022, from $342.2 million at December 31, 2021.  Retail certificates of deposit decreased $4.6 million, or 2.2%, to $198.9 million at March 31, 2022, from $203.5 million at December 31, 2021. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 86.3% of total deposits at March 31, 2022, compared to 86.1% at December 31, 2021.

Total stockholders’ equity was $153.9 million at March 31, 2022, compared to $157.5 million at December 31, 2021. The decrease in total stockholders’ equity was primarily due to the $3.0 million, net of tax, of accumulated other comprehensive loss on our U.S. Treasury Note portfolio, our repurchase of 50,000 shares of our common stock during the three months ended March 31, 2022 at a total cost of $539,000, and our declaration and payment of cash dividends totaling $1.3 million during the same period. These reductions in total stockholders’ equity were partially offset by the net income of $1.3 million that the Company recorded for the three months ended March 31, 2022.

Operating Results for the Three Months Ended March 31, 2022 and 2021

Net Income. Net income was $1.3 million for the three months ended March 31, 2022, compared to $1.5 million for the three months ended March 31, 2021. Earnings per basic and fully diluted share of common stock were $0.10 for the three months ended March 31, 2022 and 2021.

Net Interest Income. Net interest income was $10.8 million for the three months ended March 31, 2022, and $10.6 million for the three months ended March 31, 2021. Net interest income increased $195,000, primarily due to a $170,000 increase in interest income.

The decrease in the average yield on interest-earning assets was offset by a decrease in the cost of interest-bearing liabilities and an increase in total average interest-earning assets. Loan interest income for the three months ended March 31, 2022 includes amortized fees of $122,000 from SBA Paycheck Protection Program loans, compared to $240,000 for the same period in 2021.  The yield on interest-earning assets decreased nine basis points to 2.89% for the three months ended March 31, 2022, from 2.98% for the three months ended March 31, 2021. The cost of interest-bearing liabilities decreased two basis points to 0.23% for the three months ended March 31, 2022, from 0.25% for the same period in 2021. Total average interest-earning assets increased $72.6 million, or 4.7%, to $1.601 billion for the three months ended March 31, 2022, from $1.528 billion for the same period in 2021.  Total average interest-bearing liabilities increased $71.3 million, or 6.6%, to $1.152 billion for the three months ended March 31, 2022, from $1.080 billion for the same period in 2021.  The increase in interest-bearing liabilities is partly attributable to a $50.7 million increase in average deposits and the Company's issuance of $20.0 million of Subordinated notes in April 2021.  Our net interest rate spread decreased by seven basis points to 2.66% for the three months ended March 31, 2022, from 2.73% for the same period in 2021, due to a decline in the yield on loans.  Our net interest margin decreased by eight basis points to 2.73% for the three months ended March 31, 2022, from 2.81% for the same period in 2021, due to a decline in the yield on loans.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information. No tax-equivalent yield adjustments were made, as the effect of these adjustments would not be material. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and expenses and discounts and premiums that are amortized or accreted to interest income or expense, however, the Company believes that the effect of these inclusions is not material.

	For the Three Months Ended March 31,
	2022			2021
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,050,668	$10,813	4.17%	$1,010,682	$10,929	4.39%
Securities	116,360	299	1.04	21,207	54	1.03
Stock in FHLB and FRB	7,490	85	4.60	7,490	85	4.60
Other	426,522	221	0.21	489,093	180	0.15
Total interest-earning assets	1,601,040	11,418	2.89	1,528,472	11,248	2.98
Noninterest-earning assets	65,046			63,947
Total assets	$1,666,086			$1,592,419
Interest-bearing Liabilities:
Savings deposits	$204,080	31	0.06	$184,724	28	0.06
Money market accounts	328,546	115	0.14	312,843	109	0.14
NOW accounts	390,313	132	0.14	334,147	112	0.14
Certificates of deposit	204,030	167	0.33	244,557	419	0.69
Total deposits	1,126,969	445	0.16	1,076,271	668	0.25
Borrowings and Subordinated notes	24,595	198	3.26	4,000	—	—
Total interest-bearing liabilities	1,151,564	643	0.23	1,080,271	668	0.25
Noninterest-bearing deposits	335,385			313,623
Noninterest-bearing liabilities	22,645			25,684
Total liabilities	1,509,594			1,419,578
Equity	156,492			172,841
Total liabilities and equity	$1,666,086			$1,592,419
Net interest income		$10,775			$10,580
Net interest rate spread (2)			2.66%			2.73%
Net interest-earning assets (3)	$449,476			$448,201
Net interest margin (4)			2.73%			2.81%
Ratio of interest-earning assets to interest-bearing liabilities	139.03%			141.49%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

We recorded a provision for loan losses of $276,000 for the three months ended March 31, 2022, compared to a $335,000 recovery of  loan losses for the same period in 2021. The provision for, or recovery of, loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses that is attributable to loans collectively evaluated for impairment increased $101,000, or 1.5%, to $6.8 million at March 31, 2022, from $6.7 million at December 31, 2021. There were no reserves established for loans individually evaluated for impairment at March 31, 2022 compared to $30,000 of reserves established for loans individually evaluated for impairment at December 31, 2021.  Net charge-offs were $205,000 for the three months ended March 31, 2022, compared to net charge-offs of $21,000 for the three months ended March 31, 2021.

The allowance for loan losses as a percentage of nonperforming loans was 345.87% at March 31, 2022, compared to 895.33% at December 31, 2021.

Noninterest Income

	Three Months Ended
	March 31,
	2022	2021	Change
	(Dollars in thousands)
Deposit service charges and fees	$781	$738	$43
Loan servicing fees	101	55	46
Mortgage brokerage and banking fees	8	12	(4)
Trust and insurance commissions and annuities income	338	334	4
Earnings on bank-owned life insurance	28	21	7
Other	188	98	90
Total noninterest income	$1,444	$1,258	$186

Noninterest income increased $186,000 to $1.4 million, or 14.8%, for the three months ended March 31, 2022, compared to $1.3 million for the same period in 2021.  Deposit service charges increased $43,000, or 5.8%, primarily due to increased non-sufficient funds returns charges and service charges.  Other noninterest income increased $90,000, due to the receipt of a $97,000 final distribution from an investment in a real estate partnership during the three months ended March 31, 2022.

Noninterest Expense

	Three Months Ended
	March 31,
	2022	2021	Change
	(Dollars in thousands)
Compensation and benefits	$5,480	$5,471	$9
Office occupancy and equipment	2,134	2,097	37
Advertising and public relations	142	203	(61)
Information technology	851	710	141
Professional fees	373	370	3
Supplies, telephone and postage	347	400	(53)
Nonperforming asset management	17	41	(24)
FDIC insurance premiums	116	106	10
Other	829	789	40
Total noninterest expense	$10,289	$10,187	$102

Noninterest expense increased by $102,000, or 1.0%, to $10.3 million for the three months ended March 31, 2022, compared to $10.2 million for the same period in 2021.  The increase in noninterest expense was due in substantial part to an increase in information and technology expenses, partially offset by decreases in advertising and public relations, supplies, telephone and postage and nonperforming asset management.  Information technology expense increased $141,000, or 19.9%, to $851,000 for the three months ended March 31, 2022, from $710,000 for the same period in 2021, primarily due to the purchase and implementation of software to support the expansion of our commercial credit origination capabilities and data communication conversion expense.  Other noninterest expense increased $40,000, or 5.1%, to $829,000 for the three months ended March 31, 2022, from $789,000 for the three months ended March 31, 2021, primarily due to increases in loan expenses and ATM service charges for the three months ended March 31, 2022.

Income Taxes

We recorded income tax expense of $386,000 for the three months ended March 31, 2022, compared to $517,000 for the three months ended March 31, 2021. Our combined state and federal effective tax rate for the three months ended March 31, 2022 was 23.3%, compared to 26.0% for the three months ended March 31, 2021.

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At March 31, 2022, we had one loan in this category.

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

As part of the asset classification process, we develop an exit strategy for real estate collateral and foreclosed assets by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is,” “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of March 31, 2022, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”

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

Nonperforming Assets Summary

The following table sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	March 31, 2022	December 31, 2021	Quarter Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$330	$367	$(37)
Nonresidential real estate	—	297	(297)
Commercial loans and leases	101	76	25
	431	740	(309)
Loans past due over 90 days, still accruing	1,531	10	1,521

Foreclosed assets:
Foreclosed assets - Nonresidential real estate OREO	274	—	274
Other foreclosed assets	694	725	(31)
	968	725	243

Total nonperforming assets	$2,930	$1,475	$1,455

Ratios:
Allowance for loan losses to total loans	0.64%	0.64%
Allowance for loan losses to nonperforming loans	345.87	895.33
Nonperforming loans to total loans	0.18	0.07
Nonperforming assets to total assets	0.18	0.09
Nonaccrual loans to total loans	0.04	0.07
Nonaccrual loans to total assets	0.03	0.04

Nonperforming Assets

Nonperforming assets increased $1.5 million to $2.9 million at March 31, 2022. The increase was due to a United States government lease that was past due over 90 days, still accruing.  The payment was received on the first day of April 2022. One nonresidential real estate loan with a total book balance of $274,000 was transferred from nonaccrual loans to OREO during the three months ended March 31, 2022.  We continue to experience modest quantities of defaults on residential real estate loans principally due either to the borrower’s personal financial condition or deteriorated collateral value.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had $5.0 million of FHLB advances outstanding at March 31, 2022 and December 31, 2021.

The Company is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its stockholders and to repurchase shares of its common stock, and for other corporate purposes. The Company's primary source of liquidity is dividend payments it receives from the Bank.  The Bank's ability to pay dividends to the Company is subject to regulatory limitations. The Company completed the issuance of $20.0 million of Subordinated notes in 2021, at a rate of 3.75%. maturing on May 15, 2031.  At March 31, 2022, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $7.0 million.  In 2020, the Company obtained a $5.0 million unsecured line of credit with a correspondent bank to provide a secondary source of liquidity. Interest is payable at a rate of Prime rate minus 0.75%.  The line of credit has been extended since its original maturity date and is currently in the process of renewal. The line of credit had no outstanding balance at March 31, 2022.

As of March 31, 2022, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity.  As of March 31, 2022, we had no other material commitments for capital expenditures.

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

In addition, as a result of the legislation, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A banking organization that had a leverage ratio of 9% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.   As of March 31, 2022, the Bank's Community Bank Leverage Ratio was 10.05%.

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

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“ CCB”). The minimum CCB is 2.5%. As of March 31, 2022 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2022
Community Bank Leverage Ratio	$167,268	10.05%	$149,774	9.00%

December 31, 2021
Community Bank Leverage Ratio	$165,599	9.91%	$142,091	8.50%

Quarterly Cash Dividends. The Company declared cash dividends of $0.10 per share for both of the three months ended March 31, 2022 and March 31, 2021.

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

Quantitative Analysis. The following table sets forth, as of March 31, 2022, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$21,007	8.27%	$15,782	34.93%
+300	22,736	8.95	11,990	26.54
+200	20,215	7.96	8,100	17.93
+100	12,903	5.08	4,130	9.14
0
-25	(6,056)	(2.38)	(1,282)	(2.84)

The table set forth above indicates that at March 31, 2022, in the event of an immediate 25 basis point decrease in interest rates, the Bank would be expected to experience a 2.38% decrease in NPV and a $1.3 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 7.96% increase in NPV and a $8.1 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the first quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
January 1, 2022 through January 31, 2022	—	$—	—	242,984
February 1, 2022 through February 28, 2022	50,000	10.75	50,000	192,984
March 1, 2022 through March 31, 2022	—	—	—	192,984
	50,000		50,000

As of March 31, 2022, the Company had repurchased 7,367,771 shares of its common stock out of the 7,560,755 shares of common stock authorized under the current share repurchase authorization approved on March 30, 2015, as amended and extended from time to time. Pursuant to the amended share repurchase authorization, as of March 31, 2022, there were 192,984 shares of common stock authorized for repurchase.  On April 28, 2022, the Board extended the expiration of the Company's share repurchase authorization from May 15, 2022 to November 15, 2022.

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
101

The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION

Dated:	May 3, 2022	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer