Form 10-Q
period 2022-06-30
BankFinancial CORP
filed 2022-07-29
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  At July 27, 2022, there were 13,153,485 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION

Form 10-Q

June 30, 2022

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - Unaudited

	June 30, 2022	December 31, 2021
Assets
Cash and due from other financial institutions	$10,655	$9,095
Interest-bearing deposits in other financial institutions	259,816	493,067
Cash and cash equivalents	270,471	502,162
Securities, at fair value	158,951	85,694
Loans receivable, net of allowance for loan losses: June 30, 2022, $7,202 and December 31, 2021, $6,715	1,142,743	1,044,207
Foreclosed assets, net	842	725
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises and equipment, net	25,103	25,043
Accrued interest receivable	6,660	4,648
Bank-owned life insurance	18,893	19,129
Deferred taxes	4,261	2,762
Other assets	9,472	8,822
Total assets	$1,644,886	$1,700,682

Liabilities
Deposits
Noninterest-bearing	$311,408	$342,185
Interest-bearing	1,133,342	1,146,246
Total deposits	1,444,750	1,488,431
Borrowings	—	5,000
Subordinated notes, net of unamortized issuance costs	19,612	19,590
Advance payments by borrowers for taxes and insurance	10,872	7,993
Accrued interest payable and other liabilities	15,522	22,202
Total liabilities	1,490,756	1,543,216

Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 13,153,485 shares issued at June 30, 2022 and 13,228,485 shares issued at December 31, 2021	131	132
Additional paid-in capital	89,917	90,709
Retained earnings	67,742	66,545
Accumulated other comprehensive (loss) income	(3,660)	80
Total stockholders’ equity	154,130	157,466
Total liabilities and stockholders’ equity	$1,644,886	$1,700,682

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest and dividend income
Loans, including fees	$11,683	$11,192	$22,496	$22,121
Securities	432	52	731	106
Other	769	253	1,075	518
Total interest income	12,884	11,497	24,302	22,745
Interest expense
Deposits	555	552	1,000	1,220
Subordinated notes	199	170	397	170
Total interest expense	754	722	1,397	1,390
Net interest income	12,130	10,775	22,905	21,355
Provision for (recovery of) loan losses	459	(678)	735	(1,013)
Net interest income after provision for (recovery of) loan losses	11,671	11,453	22,170	22,368
Noninterest income
Deposit service charges and fees	826	800	1,607	1,538
Loan servicing fees	190	141	291	196
Mortgage brokerage and banking fees	9	5	17	17
Trust and insurance commissions and annuities income	262	283	600	617
Earnings on bank-owned life insurance	11	30	39	51
Bank-owned life insurance death benefit	446	—	446	—
Other	95	167	283	265
Total noninterest income	1,839	1,426	3,283	2,684
Noninterest expense
Compensation and benefits	5,489	5,558	10,969	11,029
Office occupancy and equipment	1,933	1,892	4,067	3,989
Advertising and public relations	208	187	350	390
Information technology	895	723	1,746	1,433
Professional fees	412	343	785	713
Supplies, telephone, and postage	362	442	709	842
FDIC insurance premiums	106	114	222	220
Other	794	982	1,640	1,812
Total noninterest expense	10,199	10,241	20,488	20,428
Income before income taxes	3,311	2,638	4,965	4,624
Income tax expense	744	712	1,130	1,229
Net income	$2,567	$1,926	$3,835	$3,395
Basic and diluted earnings per common share	$0.19	$0.13	$0.29	$0.23
Basic and diluted weighted average common shares outstanding	13,165,023	14,433,748	13,184,424	14,577,958

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) - Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$2,567	$1,926	$3,835	$3,395
Unrealized holding loss on securities arising during the period	(1,042)	(28)	(5,107)	(35)
Tax effect	279	8	1,367	10
Comprehensive loss, net of tax	(763)	(20)	(3,740)	(25)
Comprehensive income	$1,804	$1,906	$95	$3,370

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data) - Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
For the three months ended

Balance at April 1, 2021	$146	$106,329	$64,750	$208	$171,433
Net income	—	—	1,926	—	1,926
Other comprehensive loss, net of tax effect	—	—	—	(20)	(20)
Repurchase and retirement of common stock (504,939 shares)	(5)	(5,452)	—	—	(5,457)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,446)	—	(1,446)
Balance at June 30, 2021	$141	$100,877	$65,230	$188	$166,436

Balance at April 1, 2022	$132	$90,170	$66,490	$(2,897)	$153,895
Net income	—	—	2,567	—	2,567
Other comprehensive loss, net of tax effect	—	—	—	(763)	(763)
Repurchase and retirement of common stock (25,000 shares)	(1)	(253)	—	—	(254)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,315)	—	(1,315)
Balance at June 30, 2022	$131	$89,917	$67,742	$(3,660)	$154,130

For the six months ended

Balance at January 1, 2021	$148	$107,815	$64,754	$213	$172,930
Net income	—	—	3,395	—	3,395
Other comprehensive loss, net of tax effect	—	—	—	(25)	(25)
Repurchase and retirement of common stock (651,045 shares)	(7)	(6,938)	—	—	(6,945)
Cash dividends declared on common stock ($0.20 per share)	—	—	(2,919)	—	(2,919)
Balance at June 30, 2021	$141	$100,877	$65,230	$188	$166,436

Balance at January 1, 2022	$132	$90,709	$66,545	$80	$157,466
Net income	—	—	3,835	—	3,835
Other comprehensive loss, net of tax effect	—	—	—	(3,740)	(3,740)
Repurchase and retirement of common stock (75,000 shares)	(1)	(792)	—	—	(793)
Cash dividends declared on common stock ($0.20 per share)	—	—	(2,638)	—	(2,638)
Balance at June 30, 2022	$131	$89,917	$67,742	$(3,660)	$154,130

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Six Months Ended
	June 30,
	2022	2021
Cash flows (used in) from operating activities
Net income	$3,835	$3,395
Adjustments to reconcile net income to net cash (used in) from operating activities
Provision for (recovery of) loan losses	735	(1,013)
Depreciation and amortization	888	1,001
Net change in net deferred loan origination costs	(369)	516
Gain on sale of foreclosed assets	(15)	(51)
Foreclosed assets valuation adjustments	(27)	281
Earnings on bank-owned life insurance	(39)	(51)
Net change in:
Accrued interest receivable	(2,012)	(1,359)
Other assets	(492)	530
Accrued interest payable and other liabilities	(6,680)	(736)
Net cash (used in) from operating activities	(4,176)	2,513
Cash flows used in investing activities
Securities:
Proceeds from maturities	2,480	10,412
Proceeds from principal repayments	509	699
Purchases of securities	(81,196)	(6,200)
Net change in loans receivable	(99,254)	(28,682)
Loan participation purchased	—	(5,000)
Proceeds from sale of foreclosed assets	244	2,698
Purchase of premises and equipment, net	(1,065)	(1,037)
Net cash used in investing activities	(178,282)	(27,110)
Cash flows (used in) from financing activities
Net change in:
Deposits	(43,681)	45,030
Borrowings	(5,000)	1,000
Advance payments by borrowers for taxes and insurance	2,879	1,412
Proceeds from issuance of Subordinated Notes	—	20,000
Costs paid for issuance of Subordinated Notes	—	(441)
Repurchase and retirement of common stock	(793)	(6,945)
Cash dividends paid on common stock	(2,638)	(2,919)
Net cash (used in) from financing activities	(49,233)	57,137
Net change in cash and cash equivalents	(231,691)	32,540
Beginning cash and cash equivalents	502,162	503,496
Ending cash and cash equivalents	$270,471	$536,036

Supplemental disclosures of cash flow information:
Interest paid	$1,396	$1,234
Income taxes paid	707	1,831
Income taxes refunded	8	—
Loans transferred to foreclosed assets	319	4,473
Bank-owned life insurance death benefit	275	—
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	—	866

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, National Association (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the six month period ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending  December 31, 2022 or for any other period.

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

Factored Receivables: The Company purchases invoices from its factoring customers in schedules or batches. The face value of the invoices purchased or amount advanced is recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered customer reserves. The customer reserves are held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as noninterest-bearing deposits in the Consolidated Statements of Financial Condition. The unpaid principal balances of these receivables were $7.9 million and $187,000 at June 30, 2022 and December 31, 2021, respectively, and are included in commercial loans and leases. The customer reserves associated with the factored receivables were $962,000 and $122,000 at June 30, 2022 and December 31, 2021, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income available to common stockholders	$2,567	$1,926	$3,835	$3,395
Basic and diluted weighted average common shares outstanding	13,165,023	14,433,748	13,184,424	14,577,958
Basic and diluted earnings per common share	$0.19	$0.13	$0.29	$0.23

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
June 30, 2022
Certificates of deposit	$248	$—	$—	$248
Municipal securities	400	—	(13)	387
U.S. Treasury Notes	157,573	197	(5,193)	152,577
Mortgage-backed securities - residential	4,362	53	(33)	4,382
Collateralized mortgage obligations - residential	1,366	—	(9)	1,357
	$163,949	$250	$(5,248)	$158,951
December 31, 2021
Certificates of deposit	$2,728	$—	$—	$2,728
U.S. Treasury Notes	76,621	8	(76)	76,553
Mortgage-backed securities - residential	4,660	173	—	4,833
Collateralized mortgage obligations - residential	1,576	4	—	1,580
	$85,585	$185	$(76)	$85,694

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

	June 30, 2022
	Amortized Cost	Fair Value
Due in one year or less	$408	$407
Due after one year through five years	157,813	152,805
	158,221	153,212
Mortgage-backed securities - residential	4,362	4,382
Collateralized mortgage obligations - residential	1,366	1,357
	$163,949	$158,951

Securities available-for-sale with unrealized losses not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss

June 30, 2022
Municipal securities	2	$387	$(13)	—	$—	$—	2	$387	$(13)
U.S. Treasury Notes	187	123,930	(5,193)	—	—	—	187	123,930	(5,193)
Mortgage-backed securities - residential	15	2,746	(33)	—	—	—	15	2,746	(33)
Collateralized mortgage obligations - residential	5	1,126	(7)	1	197	(2)	6	1,323	(9)
	209	$128,189	$(5,246)	1	$197	$(2)	210	$128,386	$(5,248)

December 31, 2021
U.S. Treasury Notes	53	$62,246	$(76)	—	$—	$—	53	$62,246	$(76)

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

U.S. Treasury Notes and certain other available-for-sale securities that the Company holds in its investment portfolio were in an unrealized loss position at June 30, 2022, but the unrealized loss was not recognized into income because the U.S. Treasury Notes are backed by the full faith and credit of the United States and the other issuers were high credit quality, the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell these securities before their anticipated recovery and the decline in fair value was due to changes in interest rates and other market conditions. The fair values are expected to recover as maturities approach.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are as follows:

	June 30, 2022	December 31, 2021
One-to-four family residential real estate	$26,247	$30,133
Multi-family mortgage	485,742	426,136
Nonresidential real estate	115,983	103,172
Construction and land	84	—
Commercial loans and leases	519,662	489,512
Consumer	1,574	1,685
	1,149,292	1,050,638
Net deferred loan origination costs	653	284
Allowance for loan losses	(7,202)	(6,715)
Loans, net	$1,142,743	$1,044,207

The following tables present the balance in the allowance for loan losses and loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
June 30, 2022
One-to-four family residential real estate	$—	$286	$286	$1,046	$25,201	$26,247
Multi-family mortgage	—	3,630	3,630	485	485,257	485,742
Nonresidential real estate	—	1,093	1,093	—	115,983	115,983
Construction and land	—	2	2	—	84	84
Commercial loans and leases	—	2,149	2,149	667	518,995	519,662
Consumer	—	42	42	—	1,574	1,574
	$—	$7,202	$7,202	$2,198	$1,147,094	1,149,292
Net deferred loan origination costs						653
Allowance for loan losses						(7,202)
Loans, net						$1,142,743

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2021
One-to-four family residential real estate	$—	$331	$331	$1,299	$28,834	$30,133
Multi-family mortgage	—	3,377	3,377	498	425,638	426,136
Nonresidential real estate	30	1,281	1,311	297	102,875	103,172
Commercial loans and leases	—	1,652	1,652	76	489,436	489,512
Consumer	—	44	44	—	1,685	1,685
	$30	$6,685	$6,715	$2,170	$1,048,468	1,050,638
Net deferred loan origination costs						284
Allowance for loan losses						(6,715)
Loans, net						$1,044,207

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following table represents the activity in the allowance for loan losses by portfolio segment:

	Beginning balance	Provision for (recovery of) loan losses	Loans charged off	Recoveries	Ending balance
For the three months ended

June 30, 2022
One-to-four family residential real estate	$315	$(31)	$(1)	$3	$286
Multi-family mortgage	3,390	236	—	4	3,630
Nonresidential real estate	957	134	—	2	1,093
Construction and land	—	2	—	—	2
Commercial loans and leases	2,078	122	(51)	—	2,149
Consumer	46	(4)	(15)	15	42
	$6,786	$459	$(67)	$24	$7,202

June 30, 2021
One-to-four family residential real estate	$465	$(118)	$—	$49	$396
Multi-family mortgage	3,902	(222)	—	10	3,690
Nonresidential real estate	1,592	(256)	—	—	1,336
Construction and land	12	(1)	—	—	11
Commercial loans and leases	1,377	(87)	—	87	1,377
Consumer	47	6	(6)	—	47
	$7,395	$(678)	$(6)	$146	$6,857

	Beginning balance	Provision for (recovery of) loan losses	Loans charged off	Recoveries	Ending balance
For the six months ended

June 30, 2022
One-to-four family residential real estate	$331	$(45)	$(5)	$5	$286
Multi-family mortgage	3,377	244	—	9	3,630
Nonresidential real estate	1,311	(28)	(192)	2	1,093
Construction and land	—	2		—	2
Commercial loans and leases	1,652	547	(51)	1	2,149
Consumer	44	15	(33)	16	42
	$6,715	$735	$(281)	$33	$7,202

June 30, 2021
One-to-four family residential real estate	$518	$(231)	$—	$109	$396
Multi-family mortgage	4,062	(393)	—	21	3,690
Nonresidential real estate	1,569	(233)	—	—	1,336
Construction and land	12	(1)	—	—	11
Commercial loans and leases	1,536	(161)	(86)	88	1,377
Consumer	54	6	(15)	2	47
	$7,751	$(1,013)	$(101)	$220	$6,857

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Impaired loans

The following tables present loans individually evaluated for impairment by class of loans:

					Three Months Ended		Six Months Ended
					June 30, 2022		June 30, 2022
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2022
With no related allowance recorded:
One-to-four family residential real estate	$1,046	$1,046	$—	$—	$1,057	$5	$1,132	$11
Multi-family mortgage - Illinois	485	485	—	—	748	7	640	14
Commercial loans and leases	689	667	10	—	279	3	195	9
	$2,220	$2,198	$10	$—	$2,084	$15	$1,967	$34

					Year ended
					December 31, 2021
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2021
With no related allowance recorded:
One-to-four family residential real estate	$1,299	$1,299	$—	$—	$1,473	$29
Multi-family mortgage - Illinois	498	498	—	—	509	30
Commercial loans and leases	83	76	7	—	7	—
	1,880	1,873	7	—	1,989	59

With an allowance recorded - nonresidential real estate	280	297	7	30	296	—
	$2,160	$2,170	$14	$30	$2,285	$59

Nonaccrual Loans

The following tables present the recorded investment in nonaccrual and loans 90 days or more past due still on accrual by class of loans:

	Nonaccrual Recorded Investment	Loans Past Due Over 90 Days Still Accruing
June 30, 2022
One-to-four family residential real estate	$323	$—
Equipment finance	610	753
	$933	$753
December 31, 2021
One-to-four family residential real estate	$367	$—
Nonresidential real estate	297	—
Asset based & factored receivables	—	10
Equipment finance	76	—
	$740	$10

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company’s reserve for uncollected loan interest was $58,000 and $140,000 at June 30, 2022 and December 31, 2021, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2022
One-to-four family residential real estate loans:
Owner occupied	$—	$224	$301	$525	$21,025	$21,550
Non-owner occupied	2	81	—	83	4,614	4,697
Multi-family mortgage:
Illinois	—	—	—	—	277,845	277,845
Other	—	—	—	—	207,897	207,897
Nonresidential real estate	—	—	—	—	115,983	115,983
Construction and land	—	—	—	—	84	84
Commercial loans and leases:
Commercial	—	—	—	—	53,772	53,772
Asset based & factored receivables	254	60	—	314	32,546	32,860
Equipment finance:
Government	—	17,090	—	17,090	191,797	208,887
Corporate - Investment-grade	—	566	213	779	64,018	64,797
Corporate - Other	225	280	331	836	74,826	75,662
Middle market	—	538	753	1,291	58,166	59,457
Small ticket	—	—	66	66	24,161	24,227
Consumer	5	11	—	16	1,558	1,574
	$486	$18,850	$1,664	$21,000	$1,128,292	$1,149,292

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2021
One-to-four family residential real estate loans:
Owner occupied	$181	$250	$367	$798	$23,333	$24,131
Non-owner occupied	2	9	—	11	5,991	6,002
Multi-family mortgage:
Illinois	189	—	—	189	235,681	235,870
Other	—	—	—	—	190,266	190,266
Nonresidential real estate	—	—	297	297	102,875	103,172
Commercial loans and leases:
Commercial	—	—	—	—	67,995	67,995
Asset based & factored receivables	26	6	10	42	19,358	19,400
Equipment finance:
Government	3,160	4,718	—	7,878	170,584	178,462
Corporate - Investment-grade	290	1,201	—	1,491	81,135	82,626
Corporate - Other	3,015	—	76	3,091	85,760	88,851
Middle market	—	—	—	—	40,582	40,582
Small ticket	—	—	—	—	11,596	11,596
Consumer	13	4	—	17	1,668	1,685
	$6,876	$6,188	$750	$13,814	$1,036,824	$1,050,638

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

U.S. Small Business Administration Paycheck Protection Program (“PPP”)

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

The following table presents the PPP activity:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Paycheck Protection Program:
Number of loans originated	—	45	—	238
Loan balance originations	$—	$1,511	$—	$10,135
Loan balance forgiven	$773	$1,834	$3,132	$9,737

	June 30, 2022	December 31, 2021
Paycheck Protection Program loans
Number of loans	26	76
Loan balance	$911	$4,043

Troubled Debt Restructurings (“TDR”)

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

The Company had no TDRs at June 30, 2022 and December 31, 2021. During the three and six months ended June 30, 2022 and 2021, there were no loans modified and classified as TDRs. During the three and six months ended June 30, 2022 and 2021, there were no TDR loans that subsequently defaulted within twelve months of their modification.

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

Pass. Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.

Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
June 30, 2022
One-to-four family residential real estate loans:
Owner occupied	$20,876	$—	$351	$323	$21,550
Non-owner occupied	4,624	—	73	—	4,697
Multi-family mortgage:
Illinois	277,524	321	—	—	277,845
Other	207,897	—	—	—	207,897
Nonresidential real estate	115,983	—	—	—	115,983
Construction and land	84	—	—	—	84
Commercial loans and leases:
Commercial	53,772	—	—	—	53,772
Asset based & factored receivables	29,044	3,816	—	—	32,860
Equipment finance:
Government	208,887	—	—	—	208,887
Corporate - Investment-grade	64,584	—	—	213	64,797
Corporate - Other	75,275	—	56	331	75,662
Middle market	59,457	—	—	—	59,457
Small ticket	24,161	—	—	66	24,227
Consumer	1,564	5	5	—	1,574
	$1,143,732	$4,142	$485	$933	$1,149,292

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

	June 30, 2022			December 31, 2021
	Balance	Valuation Allowance	Net Balance	Balance	Valuation Allowance	Net Balance

Foreclosed assets - Nonresidential real estate OREO	$274	$—	$274	$—	$—	$—
Other foreclosed assets	768	(200)	568	952	(227)	725
	$1,042	$(200)	$842	$952	$(227)	$725

The following represents the roll forward of foreclosed assets:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning balance	$968	$4,630	$725	$157
New foreclosed assets	45	—	319	4,473
Valuation adjustments	—	(281)	—	(281)
Valuation reductions from sales	19	—	27	—
Sales	(190)	(2,647)	(229)	(2,647)
Ending balance	$842	$1,702	$842	$1,702

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5 - FORECLOSED ASSETS (continued)

Activity in the valuation allowance is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning balance	$219	$—	$227	$—
Additions charged to expense	—	281	—	281
Reductions from sales	(19)	—	(27)	—
Ending balance	$200	$281	$200	$281

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $73,000 at June 30, 2022 and December 31, 2021.  At June 30, 2022, other foreclosed assets consisted of non real estate collateral repossessed related to a previously classified Chicago area commercial loan and a repossessed vehicle. At June 30, 2022, the balance of OREO includes no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title.

NOTE 6 - BORROWINGS AND SUBORDINATED NOTES

Borrowings and subordinated notes were as follows:

	June 30, 2022		December 31, 2021
	Contractual		Contractual
	Rate	Amount	Rate	Amount
Fixed-rate advance from FHLB, due May 9, 2022	—%	$—	—%	$5,000
Subordinated notes, due May 15, 2031	3.75%	19,612	3.75%	19,590
Line of credit, due March 30, 2023	4.00%	—	2.50%	—

In 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).  The Company incurred $441,000 of issuance costs associated with the Notes.  These issuance costs are being amortized over the 10-year life of the Notes.  At June 30, 2022 and  December 31, 2021, there were $388,000 and $410,000, respectively, in remaining unamortized issuance costs and they are presented in the Company's financial statements as a reduction of the principal amount of the Notes.

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

In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.75%, with a minimum rate of 2.40%.  The line of credit has been extended since its original maturity date and the current maturity date is March 30, 2023.  The line of credit had no outstanding balance at  June 30, 2022 and December 31, 2021.

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2022
Securities:
Certificates of deposit	$—	$248	$—	$248
Municipal securities	—	387	—	387
U.S. Treasury Notes	152,577	—	—	152,577
Mortgage-backed securities – residential	—	4,382	—	4,382
Collateralized mortgage obligations – residential	—	1,357	—	1,357
	$152,577	$6,374	$—	$158,951
December 31, 2021
Securities:
Certificates of deposit	$—	$2,728	$—	$2,728
U.S. Treasury Notes	76,553	—	—	76,553
Mortgage-backed securities - residential	—	4,833	—	4,833
Collateralized mortgage obligations – residential	—	1,580	—	1,580
	$76,553	$9,141	$—	$85,694

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2022
Foreclosed assets	$—	$—	$523	$523

December 31, 2021
Impaired loans	$—	$—	$267	$267
Foreclosed assets	$—	$—	$725	$725

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $297,000, with a valuation allowance of $30,000 at  December 31, 2021.  With respect to impaired loans, there was no change in the provision for loan losses for the three months ended June 30, 2022, there was a recovery of $30,000 of the provision for loan losses for the six months ended June 30, 2022, compared to no change in the provision for loan losses of $28,000 for the three and six months ended June 30, 2021.

Foreclosed assets are carried at the lower of cost or fair value less costs to sell.  At  June 30, 2022 foreclosed assets had a carrying value of $723,000 less a valuation allowance of $200,000, or $523,000. At  December 31, 2021, foreclosed assets had a carrying value of $952,000 less a valuation allowance of $227,000, or $725,000.  There were no valuation adjustment of foreclosed assets recorded in the three and six months ended  June 30, 2022 compared to $281,000 of valuation adjustments of foreclosed assets recorded in the three and six months ended June 30, 2021.

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
June 30, 2022
Foreclosed assets	$523	Redemption value	Discount applied to valuation	8.4%

December 31, 2021
Impaired loans	$267	Sales comparison	Discount applied to valuation	22.0%
Foreclosed assets	$725	Redemption value	Discount applied to valuation	15.6%

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at June 30, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$270,471	$265,253	$5,218	$—	$270,471
Securities	158,951	152,577	6,374	—	158,951
Loans receivable, net of allowance for loan losses	1,142,743	—	—	1,126,357	1,126,357
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	6,660	278	11	6,371	6,660
Financial liabilities
Certificates of deposit	193,110	—	190,200	—	190,200
Subordinated notes	19,612	—	18,675	—	18,675

		Fair Value Measurements at December 31, 2021 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$502,162	$448,552	$53,610	$—	$502,162
Securities	85,694	76,553	9,141	—	85,694
Loans receivable, net of allowance for loan losses	1,044,207	—	—	1,039,298	1,039,298
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	4,648	79	13	4,556	4,648
Financial liabilities
Certificates of deposit	206,918	—	206,530	—	206,530
Borrowings	5,000	—	4,999	—	4,999
Subordinated notes	19,590	—	20,240	—	20,240

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Deposit service charges and fees	$826	$800	$1,607	$1,538
Loan servicing fees (1)	190	141	291	196
Mortgage brokerage and banking fees (1)	9	5	17	17
Trust and insurance commissions and annuities income	262	283	600	617
Earnings on bank-owned life insurance (1)	11	30	39	51
Bank-owned life insurance death benefit (1)	446	—	446	—
Other (1)	95	167	283	265
Total noninterest income	$1,839	$1,426	$3,283	$2,684

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees.  Interchange income was $375,000 and $435,000 for the three months ended June 30, 2022 and 2021, respectively.  Interchange income was $735,000 and $816,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed assets asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed assets sales for the three and  six months ended June 30, 2022 and 2021 were not financed by the Company.

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

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) less than anticipated net loan and lease growth due to intense competition for loans and leases, particularly in terms of pricing, credit underwriting, or a dearth of borrowers who meet our underwriting standards, or the COVID-19 pandemic and the related adverse local and national economic consequences; (ii) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (iii) interest rate movements, inflation and their impact on the economy, customer behavior and our net interest margin; (iv) adverse economic conditions in general, or specific events such as the COVID-19 pandemic, Russia’s invasion of Ukraine or terrorism, and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (v) declines in asset values that adversely impact the value of our loan collateral, OREO, asset dispositions and the level of borrower equity in their investments; (vi) borrowers that experience legal or financial difficulties that we do not currently foresee; (vii) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (viii) changes, disruptions or illiquidity in national or global financial markets, including global economic uncertainties resulting from Russia’s invasion of Ukraine, governmental sanctions and supply chain disruptions; (ix) the credit risks of lending, leasing and other financing activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs or changes in estimates relating to the computation of our allowance for loan losses; (x) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xi) factors affecting our ability to access deposits or cost-effective funding, and the impact of competitors' pricing initiatives on our deposit products; (xii) legislative or regulatory changes, that have an adverse impact on our products, services, operations, operating expenses and tax rates; (xiii) higher federal deposit insurance premiums; (xiv) higher than expected overhead, infrastructure and compliance costs; (xv) changes in accounting or tax principles, policies or guidelines; (xvi) the effects of any federal government shutdown; (xvii) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions; and (xviii) the effects of any global or national war, conflict or act of terrorism.

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

Overview

We reported net income of $2.6 million, or $0.19 per common share for the quarter ended June 30, 2022. At June 30, 2022, the Company had total assets of $1.645 billion, total loans of $1.143 billion, total deposits of $1.445 billion and stockholders' equity of $154.1 million.

Total net loans increased by $87.7 million (8.3%) during the quarter ended June 30, 2022.  Total multi-family mortgage loans increased by $50.2 million (11.5%), total commercial loans and leases increased by $23.4 million (4.7%) and nonresidential real estate loans increased by $16.2 million (16.2%).  Yields on loan originations increased to 4.87% in the second quarter of 2022, compared to 4.56% in the first quarter of 2022, reflecting higher market yields on new commercial credit originations and the increase in the Wall Street Journal Prime Rate during the first half of 2022.

Multi-family mortgage and nonresidential real estate loan originations were $96.8 million in the second quarter of 2022, compared to $41.5 million in the first quarter of 2022.  Equipment finance originations were $90.3 million in the second quarter of 2022, compared to $30.8 million in the first quarter of 2022.  Commercial line of credit balances declined by $15.2 million as lower utilization of healthcare and lessor finance line of credit commitments offset growth in new commercial finance line of credit balances and commitments.

Our investment securities portfolio increased by $26.3 million during the quarter ended June 30, 2022 due to continued deployment of excess liquidity into shorter-duration U.S. Treasury Notes.  The yield on the securities portfolio increased to 1.22% in the second quarter of 2022 compared to 1.04% in the first quarter of 2022 due primarily to $30.0 million of new investments in U.S. Treasury Notes at a weighted-average yield of 3.30% during the second quarter of 2022.  Total interest-bearing deposits held in other financial institutions were $259.8 million as of June 30, 2022, a decline of $131.5 million (33.6%) related to the combined $114.0 million growth in our loan and investment securities portfolios.

Total deposits decreased by $16.9 million during the quarter ended June 30, 2022, primarily due to decreases in commercial deposit account balances and retail certificate of deposit accounts, partially offset by increases in interest-bearing deposit account balances.

Net interest income increased by $1.4 million during the quarter ended June 30, 2022 due to higher yields on loans, investment securities and deposits held in other financial institutions. We recorded a $459,000 provision for loan losses due primarily to a $416,000 increase in the allowance related to the growth of lower-risk credit exposures in the loan portfolio during the quarter.

Noninterest income increased by $395,000 during the quarter ended June 30, 2022 due to higher deposit services and commercial loan fees, and a $446,000 bank-owned life insurance death benefit payment, offset by declines in insurance commission income and other income compared to the prior quarter.  Noninterest expenses remained stable, with a modest decrease in occupancy expenses due to seasonal factors.

The Company’s ratio of nonperforming loans to total loans remained stable at 0.15% for the quarter ended June 30, 2022, compared to 0.18% as of March 31, 2022.  Our allowance for loan losses was 0.63% of total loans as of June 30, 2022.

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 9.48% as of June 30, 2022. The Company repurchased 25,000 of its common shares during the quarter ended June 30, 2022. The Company’s tangible book value per common share increased to $11.72 per share (0.3%) as of June 30, 2022, primarily due to the impact of higher interest rates on the Company’s U.S. Government investment securities portfolio value.

SELECTED FINANCIAL DATA

The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	June 30, 2022	December 31, 2021	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,644,886	$1,700,682	$(55,796)
Loans, net	1,142,743	1,044,207	98,536
Securities, at fair value	158,951	85,694	73,257
Deposits	1,444,750	1,488,431	(43,681)
Borrowings	—	5,000	(5,000)
Subordinated notes, net of unamortized issuance costs	19,612	19,590	22
Equity	154,130	157,466	(3,336)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(In thousands)
Selected Operating Data:
Interest income	$12,884	$11,497	$1,387	12.1%	$24,302	$22,745	$1,557	6.8%
Interest expense	754	722	32	4.4	1,397	1,390	7	0.5
Net interest income	12,130	10,775	1,355	12.6	22,905	21,355	1,550	7.3
Provision for (recovery of) loan losses	459	(678)	1,137	(167.7)	735	(1,013)	1,748	(172.6)
Net interest income after provision for (recovery of) loan losses	11,671	11,453	218	1.9	22,170	22,368	(198)	(0.9)
Noninterest income	1,839	1,426	413	29.0	3,283	2,684	599	22.3
Noninterest expense	10,199	10,241	(42)	(0.4)	20,488	20,428	60	0.3
Income before income taxes	3,311	2,638	673	25.5	4,965	4,624	341	7.4
Income tax expense	744	712	32	4.5	1,130	1,229	(99)	(8.1)
Net income	$2,567	$1,926	$641	33.3%	$3,835	$3,395	$440	13.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.62%	0.47%	0.46%	0.42%
Return on equity (ratio of net income to average equity) (1)	6.64	4.52	4.93	3.96
Average equity to average assets	9.38	10.39	9.39	10.62
Net interest rate spread (1) (2)	3.00	2.67	2.84	2.70
Net interest margin (1) (3)	3.07	2.75	2.90	2.78
Efficiency ratio (4)	73.01	83.94	78.23	84.98
Noninterest expense to average total assets (1)	2.47	2.50	2.47	2.53
Average interest-earning assets to average interest-bearing liabilities	138.10	140.97	138.57	141.23
Dividends declared per share	$0.10	$0.10	$0.20	$0.20
Dividend payout ratio	51.24%	75.10%	68.79%	86.00%

	At June 30, 2022	At December 31, 2021
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.15%	0.09%
Nonperforming loans to total loans	0.15	0.07
Allowance for loan losses to nonperforming loans	427.16	895.33
Allowance for loan losses to total loans	0.63	0.64
Capital Ratios:
Equity to total assets at end of period	9.37%	9.26%
Tier 1 leverage ratio (Bank only)	10.18%	9.91%
Other Data:
Number of full-service offices	19	19
Employees (full-time equivalents)	200	221

(1)	Ratios annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets include nonperforming loans and foreclosed assets.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total assets decreased $55.8 million, or 3.3%, to $1.645 billion at June 30, 2022, from $1.701 billion at December 31, 2021. The decrease in total assets was primarily due to a decrease in cash and cash equivalents, offset by increases in securities and loans receivable.  Cash and cash equivalents decreased $231.7 million to $270.5 million at June 30, 2022, from $502.2 million at December 31, 2021, while securities and loans receivable increased $73.3 million and $98.5 million, respectively.

Securities increased $73.3 million, to $159.0 million at June 30, 2022, from $85.7 million at December 31, 2021, due to the purchase of $80.8 million of US Treasury Notes during the six months ended June 30, 2022.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, and commercial loans and leases), which together totaled 97.6% of gross loans at June 30, 2022. During the six months ended June 30, 2022, multi-family loans increased by $59.6 million, or 14.0%, nonresidential real estate loans increased $12.8 million, or 12.4%, and commercial loans and leases increased by $30.2 million, or 6.2%.  The increase in multi-family loans was due to $75.6 million of originations, partially offset by payments and payoffs of $26.2 million. The increase in commercial loans and leases was primarily due to increases in asset based lending products, and government, middle market and small ticket leases.

Our primary lending area for regulatory purposes consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We currently derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area, and we engage in certain types of commercial lending and commercial equipment finance activities on a nationwide basis. At June 30, 2022, $276.3 million, or 56.9%, of our multi-family mortgage loans were in the Chicago, Illinois Metropolitan Statistical Area; $87.5 million, or 18.0%, were in Texas; $24.9 million, or 5.1%, were in Colorado; and $57.3 million, or 11.8%, were in Florida.  This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.

Total liabilities decreased $52.5 million, or 3.4%, to $1.491 billion at June 30, 2022, from $1.543 billion at December 31, 2021, due to a decrease in total deposits and other liabilities.  Total deposits decreased $43.7 million, or 2.9%, to $1.445 billion at June 30, 2022, from $1.488 billion at December 31, 2021.  Interest-bearing NOW accounts decreased $3.9 million, or 1.0%, to $400.4 million at June 30, 2022, from $404.3 million at December 31, 2021.  Money market accounts increased $868,000, or 0.3%, to $334.2 million at June 30, 2022, from $333.4 million at December 31, 2021.  Savings accounts increased $4.0 million, or 2.0%, to $205.6 million at June 30, 2022, from $201.6 million at December 31, 2021. Noninterest-bearing demand deposits decreased $30.8 million, or 9.0%, to $311.4 million at June 30, 2022, from $342.2 million at December 31, 2021.  Retail certificates of deposit decreased $10.9 million, or 5.3%, to $192.6 million at June 30, 2022, from $203.5 million at December 31, 2021. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 86.6% of total deposits at June 30, 2022, compared to 86.1% at December 31, 2021.

Total stockholders’ equity was $154.1 million at June 30, 2022, compared to $157.5 million at December 31, 2021. The decrease in total stockholders’ equity was primarily due to the $3.7 million increase, net of tax, of accumulated other comprehensive loss on our U.S. Treasury Note portfolio, our repurchase of 75,000 shares of our common stock during the six months ended June 30, 2022 at a total cost of $793,000, and our declaration and payment of cash dividends totaling $2.6 million during the same period. These reductions in total stockholders’ equity were partially offset by the net income of $3.8 million that the Company recorded for the six months ended June 30, 2022.

Operating Results for the Three Months Ended June 30, 2022 and 2021

Net Income. Net income was $2.6 million for the three months ended June 30, 2022, compared to $1.9 million for the three months ended June 30, 2021. Earnings per basic and fully diluted share of common stock were $0.19 for the three months ended June 30, 2022, compared to $0.13 for the three months ended 2021.

Net Interest Income. Net interest income was $12.1 million for the three months ended June 30, 2022, and $10.8 million for the three months ended June 30, 2021. Net interest income increased $1.4 million, primarily due to a $1.4 million increase in interest income.

The increase in net interest income was due in substantial part to the increases in the weighted average yield on interest-earning assets and the average balance of total interest-earning assets. Loan interest income for the three months ended June 30, 2022 included amortized fees of $38,000 from SBA Paycheck Protection Program loans, compared to $112,000 for the same period in 2021.  The yield on interest-earning assets increased 33 basis points to 3.26% for the three months ended June 30, 2022, from 2.93% for the three months ended June 30, 2021. The cost of interest-bearing liabilities remained flat at 0.26% for the three months ended June 30, 2022 and 2021. Total average interest-earning assets increased $12.8 million, or 0.8%, to $1.586 billion for the three months ended June 30, 2022, from $1.573 billion for the same period in 2021.  Total average interest-bearing liabilities increased $32.5 million, or 2.9%, to $1.149 billion for the three months ended June 30, 2022, from $1.116 billion for the same period in 2021.  The increase in interest-bearing liabilities is partially attributable to a $32.3 million increase in average deposits.  Our net interest rate spread increased by 33 basis points to 3.00% for the three months ended June 30, 2022, from 2.67% for the same period in 2021, due primarily to an increase in the yield on securities and interest-bearing deposits in other financial institutions.  Our net interest margin increased by 32 basis points to 3.07% for the three months ended June 30, 2022, from 2.75% for the same period in 2021, due to the increases in both total average interest-earning assets and yield on interest-earning assets.

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

	For the Three Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,096,005	$11,683	4.28%	$1,041,696	$11,192	4.31%
Securities	141,603	432	1.22	20,735	52	1.01
Stock in FHLB and FRB	7,490	86	4.61	7,490	84	4.50
Other	341,132	683	0.80	503,508	169	0.13
Total interest-earning assets	1,586,230	12,884	3.26	1,573,429	11,497	2.93
Noninterest-earning assets	62,506			67,574
Total assets	$1,648,736			$1,641,003
Interest-bearing Liabilities:
Savings deposits	$207,470	44	0.09	$194,062	30	0.06
Money market accounts	332,428	158	0.19	317,878	112	0.14
NOW accounts	390,533	202	0.21	352,642	123	0.14
Certificates of deposit	196,452	151	0.31	230,007	287	0.50
Total deposits	1,126,883	555	0.20	1,094,589	552	0.20
Borrowings and Subordinated notes	21,694	199	3.68	21,516	170	3.17
Total interest-bearing liabilities	1,148,577	754	0.26	1,116,105	722	0.26
Noninterest-bearing deposits	323,130			329,797
Noninterest-bearing liabilities	22,395			24,592
Total liabilities	1,494,102			1,470,494
Equity	154,634			170,509
Total liabilities and equity	$1,648,736			$1,641,003
Net interest income		$12,130			$10,775
Net interest rate spread (2)			3.00%			2.67%
Net interest-earning assets (3)	$437,653			$457,324
Net interest margin (4)			3.07%			2.75%
Ratio of interest-earning assets to interest-bearing liabilities	138.10%			140.97%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

We recorded a provision for loan losses of $459,000 for the three months ended June 30, 2022, compared to a $678,000 recovery of  loan losses for the same period in 2021. The provision for, or recovery of, loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses that is attributable to loans collectively evaluated for impairment increased $416,000, or 6.1%, to $7.2 million at June 30, 2022, from $6.8 million at March 31, 2022. There were no reserves established for loans individually evaluated for impairment at June 30, 2022 or March 31, 2022.  Net charge-offs were $43,000 for the three months ended June 30, 2022, compared to net recoveries of $140,000 for the three months ended June 30, 2021.

The allowance for loan losses as a percentage of nonperforming loans was 427.16% at June 30, 2022, compared to 345.87% at March 31, 2022.

Noninterest Income

	Three Months Ended
	June 30,
	2022	2021	Change
	(Dollars in thousands)
Deposit service charges and fees	$826	$800	$26
Loan servicing fees	190	141	49
Mortgage brokerage and banking fees	9	5	4
Trust and insurance commissions and annuities income	262	283	(21)
Earnings on bank-owned life insurance	11	30	(19)
Bank-owned life insurance death benefit	446	—	446
Other	95	167	(72)
Total noninterest income	$1,839	$1,426	$413

Noninterest income increased $413,000, or 29.0%, to $1.8 million, for the three months ended June 30, 2022, compared to $1.4 million for the same period in 2021.  Loan servicing fees increased $49,000, or 34.8%, primarily due to the collection of commitment and non-use fees. In the second quarter of 2022, the Bank recorded income from a death benefit on a bank-owned life insurance policy in the amount $446,000 as a result of the death of a former Bank officer. Other noninterest income decreased $72,000, because there was a $67,000 distribution from an investment in a real estate partnership during the three months ended June 30, 2021, and no such distribution occurred during the three months ended June 30. 2022.

Noninterest Expense

	Three Months Ended
	June 30,
	2022	2021	Change
	(Dollars in thousands)
Compensation and benefits	$5,489	$5,558	$(69)
Office occupancy and equipment	1,933	1,892	41
Advertising and public relations	208	187	21
Information technology	895	723	172
Professional fees	412	343	69
Supplies, telephone and postage	362	442	(80)
FDIC insurance premiums	106	114	(8)
Other	794	982	(188)
Total noninterest expense	$10,199	$10,241	$(42)

Noninterest expense decreased by $42,000, or 0.4%, to $10.2 million for the three months ended June 30, 2022 and 2021.  The decrease in noninterest expense was due in substantial part to decreases in compensation and benefits, supplies, telephone and postage and other noninterest expenses, offset by increases in office occupancy and equipment, advertising and public relations, information technology expenses, and professional fees. Information technology expense increased $172,000, or 23.8%, to $895,000 for the three months ended June 30, 2022, from $723,000 for the same period in 2021, primarily due to the purchase and implementation of software to support the expansion of our commercial credit origination capabilities and data communication conversion expense.  Other noninterest expense decreased $188,000, or 19.1%, to $794,000 for the three months ended June 30, 2022, from $982,000 for the three months ended June 30, 2021, primarily because we recorded a $281,000 valuation of foreclosed assets, partially offset by $51,000 of gains on sales of foreclosed assets for the three months ended June 30, 2021.

Income Taxes

We recorded income tax expense of $744,000 for the three months ended June 30, 2022, compared to $712,000 for the three months ended June 30, 2021. Our combined state and federal effective tax rate for the three months ended June 30, 2022 was 22.5% which was favorably impacted by the bank-owned life insurance death benefit we recorded in June 2022, compared to 27.0% for the three months ended June 30, 2021.

Operating Results for the Six Months Ended June 30, 2022 and 2021

Net Income. Net income was $3.8 million for the six months ended June 30, 2022, compared to $3.4 million for the six months ended June 30, 2021. Earnings per basic and fully diluted share of common stock were $0.29 for the three months ended June 30, 2022, compared to $0.23 for the six months ended  June 30, 2021.

Net Interest Income. Net interest income was $22.9 million for the six months ended June 30, 2022, and $21.4 million for the six months ended June 30, 2021. Net interest income increased $1.6 million, primarily due to a $1.6 million increase in interest income.

The increase in net interest income was due in substantial part to the increases in the weighted average yield on interest-earning assets and the average balance of total interest-earning assets.  Loan interest income for the six months ended June 30, 2022 included amortized fees of $160,000 from SBA Paycheck Protection Program loans, compared to $353,000 for the same period in 2021.  The yield on interest-earning assets increased 12 basis points to 3.08% for the six months ended June 30, 2022, from 2.96% for the six months ended June 30, 2021. The cost of interest-bearing liabilities decreased two basis points to 0.24% for the six months ended June 30, 2022, from 0.26% for the same period in 2021. Total average interest-earning assets increased $42.5 million, or 2.7%, to $1.594 billion for the six months ended June 30, 2022, from $1.551 billion for the same period in 2021.  Total average interest-bearing liabilities increased $51.8 million, or 4.7%, to $1.150 billion for the six months ended June 30, 2022, from $1.098 billion for the same period in 2021.  The increase in interest-bearing liabilities is partly attributable to a $41.4 million increase in average deposits and an increase of $10.3 million due to the Company's issuance of $20.0 million of subordinated notes in April 2021.  Our net interest rate spread increased by 14 basis points to 2.84% for the six months ended June 30, 2022, from 2.70% for the same period in 2021, due primarily to a 33 basis point increase in the average yield on interest-bearing deposits in other financial institutions. Our net interest margin increased by 12 basis points to 2.90% for the six months ended June 30, 2022, from 2.78% for the same period in 2021, due to the increases in both total average interest-earning assets and yield on interest-earning assets.

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

	For the Six Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,073,462	$22,496	4.23%	$1,026,274	$22,121	4.35%
Securities	129,051	731	1.14	20,970	106	1.02
Stock in FHLB and FRB	7,490	172	4.63	7,490	169	4.55
Other	383,591	903	0.47	496,340	349	0.14
Total interest-earning assets	1,593,594	24,302	3.08	1,551,074	22,745	2.96
Noninterest-earning assets	63,750			65,417
Total assets	$1,657,344			$1,616,491
Interest-bearing Liabilities:
Savings deposits	$205,784	75	0.07	$189,419	57	0.06
Money market accounts	330,498	273	0.17	315,374	221	0.14
NOW accounts	390,424	334	0.17	343,445	235	0.14
Certificates of deposit	200,220	318	0.32	237,242	707	0.60
Total deposits	1,126,926	1,000	0.18	1,085,480	1,220	0.23
Borrowings and Subordinated notes	23,137	397	3.46	12,806	170	2.68
Total interest-bearing liabilities	1,150,063	1,397	0.24	1,098,286	1,390	0.26
Noninterest-bearing deposits	329,223			321,754
Noninterest-bearing liabilities	22,500			24,781
Total liabilities	1,501,786			1,444,821
Equity	155,558			171,670
Total liabilities and equity	$1,657,344			$1,616,491
Net interest income		$22,905			$21,355
Net interest rate spread (2)			2.84%			2.70%
Net interest-earning assets (3)	$443,531			$452,788
Net interest margin (4)			2.90%			2.78%
Ratio of interest-earning assets to interest-bearing liabilities	138.57%			141.23%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

We recorded a provision for loan losses of $735,000 for the six months ended June 30, 2022, compared to a $1.0 million recovery of loan losses for the same period in 2021. The provision for, or recovery of, loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses that is attributable to loans collectively evaluated for impairment increased $517,000, or 7.7%, to $7.2 million at June 30, 2022, from $6.7 million at December 31, 2021. There were no reserves established for loans individually evaluated for impairment at June 30, 2022 compared to $30,000 of reserves established for loans individually evaluated for impairment at December 31, 2021.  Net charge-offs were $248,000 for the six months ended June 30, 2022, compared to net recoveries of $119,000 for the six months ended June 30, 2021.

The allowance for loan losses as a percentage of nonperforming loans was 427.16% at June 30, 2022, compared to 895.33% at December 31, 2021.

Noninterest Income

	Six Months Ended
	June 30,
	2022	2021	Change
	(Dollars in thousands)
Deposit service charges and fees	$1,607	$1,538	$69
Loan servicing fees	291	196	95
Mortgage brokerage and banking fees	17	17	—
Trust and insurance commissions and annuities income	600	617	(17)
Earnings on bank-owned life insurance	39	51	(12)
Bank-owned life insurance death benefit	446	—	446
Other	283	265	18
Total noninterest income	$3,283	$2,684	$599

Noninterest income increased $599,000, or 22.3%, to $3.3 million for the six months ended June 30, 2022, compared to $2.7 million for the same period in 2021.  Loan servicing fees increased $95,000, or 48.5%, primarily due to the collection of commitment and non-use fees.  In the second quarter of 2022, the Bank recorded income from a death benefit on a bank-owned life insurance policy in the amount of $446,000 as a result of the death of a former Bank officer.  Other noninterest income increased $18,000, partially due to the receipt of a $97,000 final distribution from an investment in a real estate partnership during the six months ended June 30, 2022, compared to a $67,000 distribution for the same period in 2021.

Noninterest Expense

	Six Months Ended
	June 30,
	2022	2021	Change
	(Dollars in thousands)
Compensation and benefits	$10,969	$11,029	$(60)
Office occupancy and equipment	4,067	3,989	78
Advertising and public relations	350	390	(40)
Information technology	1,746	1,433	313
Professional fees	785	713	72
Supplies, telephone and postage	709	842	(133)
FDIC insurance premiums	222	220	2
Other	1,640	1,812	(172)
Total noninterest expense	$20,488	$20,428	$60

Noninterest expense increased by $60,000, or 0.3%, to $20.5 million for the six months ended June 30, 2022, compared to $20.4 million for the same period in 2021.  The increase in noninterest expense was due in substantial part to an increase in information technology expenses, as well as increases in office occupancy and equipment expenses and professional fees, partially offset by decreases in compensation and benefits, advertising and public relations, supplies, telephone and postage and other noninterest expenses.  Information technology expense increased $313,000, or 21.8%, to $1.7 million for the six months ended June 30, 2022, from $1.4 million for the same period in 2021, primarily due to the purchase and implementation of software to support the expansion of our commercial credit origination capabilities and data communication conversion expense.  Other noninterest expense decreased $172,000, or 9.5%, to $1.6 million for the six months ended June 30, 2022, from $1.8 million for the six months ended June 30, 2021, primarily because we recorded a $281,000 valuation of foreclosed assets during the six months ended June 30, 2021, offset by an increase in insurance costs for the six months ended June 30, 2022.

Income Taxes

We recorded income tax expense of $1.1 million for the six months ended June 30, 2022, compared to $1.2 million for the six months ended June 30, 2021. Our combined state and federal effective tax rate for the six months ended June 30, 2022 was 22.8% which was favorably impacted by the bank-owned life insurance death benefit we recorded in June 2022, compared to 26.6% for the six months ended June 30, 2021.

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At June 30, 2022, we had two loans in this category, totaling $753,000.

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

As part of the asset classification process, we develop an exit strategy for real estate collateral and foreclosed assets by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is,” “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of June 30, 2022, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”

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

Nonperforming Assets Summary

The following table sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	June 30, 2022	March 31, 2022	December 31, 2021	Quarter Change	Six-Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$323	$330	$367	$(7)	$(44)
Nonresidential real estate	—	—	297	—	(297)
Commercial loans and leases	610	101	76	509	534
	933	431	740	502	193
Loans past due over 90 days, still accruing	753	1,531	10	(778)	743

Foreclosed assets:
Foreclosed assets - Nonresidential real estate OREO	274	274	—	—	274
Other foreclosed assets	568	694	725	(126)	(157)
	842	968	725	(126)	117

Total nonperforming assets	$2,528	$2,930	$1,475	$(402)	$1,053

Ratios:
Allowance for loan losses to total loans	0.63%	0.64%	0.64%
Allowance for loan losses to nonperforming loans	427.16	345.87	895.33
Nonperforming loans to total loans	0.15	0.18	0.07
Nonperforming assets to total assets	0.15	0.18	0.09
Nonaccrual loans to total loans	0.08	0.04	0.07
Nonaccrual loans to total assets	0.06	0.03	0.04

Nonperforming Assets

Nonperforming assets increased $1.0 million to $2.5 million at June 30, 2022 from $1.5 million at December 31, 2021.  At June 30, 2022, there were two middle market equipment finance transactions that were past due over 90 days, still accruing; both payments were received on the first day of July 2022.  In addition, there were two United States government equipment finance transactions past due over 60 days; all past due payments were received in July 2022.  One nonresidential real estate loan and a repossessed vehicle were transferred from nonaccrual loans to OREO during the six months ended June 30, 2022.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had no FHLB advances outstanding at June 30, 2022 and $5.0 million of FHLB advances outstanding at December 31, 2021, respectively.

The Company is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its stockholders and to repurchase shares of its common stock, and for other corporate purposes.  The Company's primary source of liquidity is dividend payments it receives from the Bank.  The Bank's ability to pay dividends to the Company is subject to regulatory limitations. The Company completed the issuance of $20.0 million of subordinated notes in 2021, at a rate of 3.75%. maturing on May 15, 2031.  At June 30, 2022, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $7.0 million.  In 2020, the Company obtained a $5.0 million unsecured line of credit with a correspondent bank to provide a secondary source of liquidity. Interest is payable at a rate of Prime rate minus 0.75%.  The line of credit has been extended since its original maturity date and is current maturity date is March 30, 2023. The line of credit had no outstanding balance at June 30, 2022.

As of June 30, 2022, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity.  As of June 30, 2022, we had no other material commitments for capital expenditures.

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

In addition, as a result of the legislation, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A banking organization that had a leverage ratio of 9% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.   As of June 30, 2022, the Bank's Community Bank Leverage Ratio was 10.18%.

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

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“ CCB”). The minimum CCB is 2.5%. As of June 30, 2022 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2022
Community Bank Leverage Ratio	$167,723	10.18%	$148,222	9.00%

December 31, 2021
Community Bank Leverage Ratio	$165,599	9.91%	$142,091	8.50%

Quarterly Cash Dividends. The Company declared cash dividends of $0.20 per share for both of the six months ended June 30, 2022 and June 30, 2021.

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

Quantitative Analysis. The following table sets forth, as of June 30, 2022, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$3,965	1.53%	$11,129	20.54%
+300	10,211	3.94	8,421	15.54
+200	11,875	4.59	5,733	10.58
+100	8,435	3.26	2,937	5.42
0
-100	(16,333)	(6.31)	(3,653)	(6.74)

The table set forth above indicates that at June 30, 2022, in the event of an immediate 100 basis point decrease in interest rates, the Bank would be expected to experience a 6.31% decrease in NPV and a $3.7 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 4.59% increase in NPV and a $5.7 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the second quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
April 1, 2022 through April 30, 2022	—	$—	—	192,984
May 1, 2022 through May 31, 2022	25,000	10.10	25,000	167,984
June 1, 2022 through June 30, 2022	—	—	—	167,984
	25,000		25,000

As of June 30, 2022, the Company had repurchased 7,392,771 shares of its common stock out of the 7,560,755 shares of common stock authorized under the current share repurchase authorization approved on March 30, 2015, as amended and extended from time to time. Pursuant to the amended share repurchase authorization, as of June 30, 2022, there were 167,984 shares of common stock authorized for repurchase.  On April 28, 2022, the Board extended the expiration of the Company's share repurchase authorization from May 15, 2022 to November 15, 2022.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit	Description
10.1	Exhibit 10.1 to the Current Report on From 8-K of the Company, originally filed with the Securities and Exchange Commission on May 4, 2022	Amended and Restated Employment Agreement by and among BankFinancial Corporation and F. Morgan Gasior dated May 3, 2022
10.2	Exhibit 10.2 to the Current Report on From 8-K of the Company, originally filed with the Securities and Exchange Commission on May 4, 2022	Amended and Restated Employment Agreement by and among BankFinancial, NA and F. Morgan Gasior dated May 3, 2022
10.3	Exhibit 10.3 to the Current Report on From 8-K of the Company, originally filed with the Securities and Exchange Commission on May 4, 2022	Amended and Restated Employment Agreement by and among BankFinancial Corporation and Paul A. Cloutier dated May 3, 2022
10.4	Exhibit 10.4 to the Current Report on From 8-K of the Company, originally filed with the Securities and Exchange Commission on May 4, 2022	Amended and Restated Employment Agreement by and among BankFinancial, NA and Paul A. Cloutier dated May 3, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BANKFINANCIAL CORPORATION

Dated:	July 29, 2022	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer