Form 10-Q
period 2022-09-30
BankFinancial CORP
filed 2022-10-28
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  At October 26, 2022, there were 12,922,174 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION

Form 10-Q

September 30, 2022

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - Unaudited

	September 30, 2022	December 31, 2021
Assets
Cash and due from other financial institutions	$11,753	$9,095
Interest-bearing deposits in other financial institutions	204,378	493,067
Cash and cash equivalents	216,131	502,162
Securities, at fair value	199,339	85,694
Loans receivable, net of allowance for loan losses: September 30, 2022, $7,386 and December 31, 2021, $6,715	1,141,799	1,044,207
Foreclosed assets, net	524	725
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises and equipment, net	24,949	25,043
Accrued interest receivable	7,011	4,648
Bank-owned life insurance	18,879	19,129
Deferred taxes	5,156	2,762
Other assets	7,946	8,822
Total assets	$1,629,224	$1,700,682

Liabilities
Deposits
Noninterest-bearing	$307,116	$342,185
Interest-bearing	1,118,142	1,146,246
Total deposits	1,425,258	1,488,431
Borrowings	—	5,000
Subordinated notes, net of unamortized issuance costs	19,623	19,590
Advance payments by borrowers for taxes and insurance	14,540	7,993
Accrued interest payable and other liabilities	18,733	22,202
Total liabilities	1,478,154	1,543,216

Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,922,174 shares issued at September 30, 2022 and 13,228,485 shares issued at December 31, 2021	129	132
Additional paid-in capital	87,606	90,709
Retained earnings	69,657	66,545
Accumulated other comprehensive (loss) income	(6,322)	80
Total stockholders’ equity	151,070	157,466
Total liabilities and stockholders’ equity	$1,629,224	$1,700,682

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest and dividend income
Loans, including fees	$12,735	$11,389	$35,231	$33,510
Securities	821	46	1,552	152
Other	1,374	313	2,449	831
Total interest income	14,930	11,748	39,232	34,493
Interest expense
Deposits	809	520	1,809	1,740
Subordinated notes	199	198	596	368
Total interest expense	1,008	718	2,405	2,108
Net interest income	13,922	11,030	36,827	32,385
Provision for (recovery of) loan losses	350	(6)	1,085	(1,019)
Net interest income after provision for (recovery of) loan losses	13,572	11,036	35,742	33,404
Noninterest income
Deposit service charges and fees	829	814	2,436	2,352
Loan servicing fees	59	140	350	336
Mortgage brokerage and banking fees	12	16	29	33
Trust and insurance commissions and annuities income	287	263	887	880
(Loss) earnings on bank-owned life insurance	(14)	31	25	82
Bank-owned life insurance death benefit	—	—	446	—
Other	114	110	397	375
Total noninterest income	1,287	1,374	4,570	4,058
Noninterest expense
Compensation and benefits	5,241	5,782	16,210	16,811
Office occupancy and equipment	1,970	1,882	6,037	5,971
Advertising and public relations	138	150	488	525
Information technology	894	710	2,640	2,021
Professional fees	245	311	1,030	1,024
Supplies, telephone, and postage	342	382	1,051	1,224
FDIC insurance premiums	134	125	356	345
Other	1,637	824	3,277	2,673
Total noninterest expense	10,601	10,166	31,089	30,594
Income before income taxes	4,258	2,244	9,223	6,868
Income tax expense	1,037	600	2,167	1,829
Net income	$3,221	$1,644	$7,056	$5,039
Basic and diluted earnings per common share	$0.25	$0.12	$0.54	$0.35
Basic and diluted weighted average common shares outstanding	13,060,266	13,722,333	13,142,584	14,289,615

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$3,221	$1,644	$7,056	$5,039
Unrealized holding loss on securities arising during the period	(3,634)	(38)	(8,741)	(73)
Tax effect	972	10	2,339	20
Comprehensive loss, net of tax	(2,662)	(28)	(6,402)	(53)
Comprehensive income	$559	$1,616	$654	$4,986

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data) - Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
For the three months ended

Balance at July 1, 2021	$141	$100,877	$65,230	$188	$166,436
Net income	—	—	1,644	—	1,644
Other comprehensive loss, net of tax effect	—	—	—	(28)	(28)
Repurchase and retirement of common stock (744,587 shares)	(7)	(8,496)	—	—	(8,503)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,376)	—	(1,376)
Balance at September 30, 2021	$134	$92,381	$65,498	$160	$158,173

Balance at July 1, 2022	$131	$89,917	$67,742	$(3,660)	$154,130
Net income	—	—	3,221	—	3,221
Other comprehensive loss, net of tax effect	—	—	—	(2,662)	(2,662)
Repurchase and retirement of common stock (231,311 shares)	(2)	(2,311)	—	—	(2,313)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,306)	—	(1,306)
Balance at September 30, 2022	$129	$87,606	$69,657	$(6,322)	$151,070

For the nine months ended

Balance at January 1, 2021	$148	$107,815	$64,754	$213	$172,930
Net income	—	—	5,039	—	5,039
Other comprehensive loss, net of tax effect	—	—	—	(53)	(53)
Repurchase and retirement of common stock (1,395,632 shares)	(14)	(15,434)	—	—	(15,448)
Cash dividends declared on common stock ($0.30 per share)	—	—	(4,295)	—	(4,295)
Balance at September 30, 2021	$134	$92,381	$65,498	$160	$158,173

Balance at January 1, 2022	$132	$90,709	$66,545	$80	$157,466
Net income	—	—	7,056	—	7,056
Other comprehensive loss, net of tax effect	—	—	—	(6,402)	(6,402)
Repurchase and retirement of common stock (306,311 shares)	(3)	(3,103)	—	—	(3,106)
Cash dividends declared on common stock ($0.30 per share)	—	—	(3,944)	—	(3,944)
Balance at September 30, 2022	$129	$87,606	$69,657	$(6,322)	$151,070

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Nine Months Ended
	September 30,
	2022	2021
Cash flows (used in) from operating activities
Net income	$7,056	$5,039
Adjustments to reconcile net income to net cash from operating activities
Provision for (recovery of) loan losses	1,085	(1,019)
Depreciation and amortization	1,082	1,530
Net change in net deferred loan origination costs	(567)	316
Gain on sale of foreclosed assets	(7)	(29)
Foreclosed assets valuation adjustments	(153)	405
Earnings on bank-owned life insurance	(25)	(82)
Net change in:
Accrued interest receivable	(2,363)	(1,177)
Other assets	850	411
Accrued interest payable and other liabilities	(6,469)	(3,472)
Net cash from operating activities	489	1,922
Cash flows used in investing activities
Securities:
Proceeds from maturities	2,728	14,869
Proceeds from principal repayments	707	1,386
Purchases of securities	(122,325)	(7,193)
Net change in loans receivable	(98,487)	(43,419)
Loan participation purchased	—	(5,000)
Bank-owned life insurance death benefit	275	—
Proceeds from sale of foreclosed assets	680	3,205
Purchase of premises and equipment, net	(1,422)	(1,552)
Net cash used in investing activities	(217,844)	(37,704)
Cash flows (used in) from financing activities
Net change in:
Deposits	(63,173)	60,845
Borrowings	(5,000)	1,000
Advance payments by borrowers for taxes and insurance	6,547	(760)
Proceeds from issuance of Subordinated notes	—	20,000
Costs paid for issuance of Subordinated notes	—	(441)
Repurchase and retirement of common stock	(3,106)	(15,448)
Cash dividends paid on common stock	(3,944)	(4,295)
Net cash (used in) from financing activities	(68,676)	60,901
Net change in cash and cash equivalents	(286,031)	25,119
Beginning cash and cash equivalents	502,162	503,496
Ending cash and cash equivalents	$216,131	$528,615

Supplemental disclosures of cash flow information:
Interest paid	$2,214	$1,763
Income taxes paid	2,012	2,641
Income taxes refunded	8	—
Loans transferred to foreclosed assets	319	4,473
Due to broker	3,000	—
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	—	866

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, National Association (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the nine-month period ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending  December 31, 2022 or for any other period.

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

Factored Receivables: The Company purchases invoices from its factoring customers in schedules or batches. The face value of the invoices purchased or amount advanced is recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered customer reserves. The customer reserves are held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as noninterest-bearing deposits in the Consolidated Statements of Financial Condition. The unpaid principal balances of these receivables were $7.2 million and $187,000 at September 30, 2022 and December 31, 2021, respectively, and are included in commercial loans and leases. The customer reserves associated with the factored receivables were $1.3 million and $122,000 at September 30, 2022 and December 31, 2021, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income available to common stockholders	$3,221	$1,644	$7,056	$5,039
Basic and diluted weighted average common shares outstanding	13,060,266	13,722,333	13,142,584	14,289,615
Basic and diluted earnings per common share	$0.25	$0.12	$0.54	$0.35

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
September 30, 2022
Certificates of deposit	$1,488	$—	$—	$1,488
Municipal securities	400	—	(17)	383
U.S. Treasury Notes	170,550	—	(8,285)	162,265
U.S. government-sponsored agencies	30,000	—	(250)	29,750
Mortgage-backed securities - residential	4,246	37	(102)	4,181
Collateralized mortgage obligations - residential	1,287	—	(15)	1,272
	$207,971	$37	$(8,669)	$199,339
December 31, 2021
Certificates of deposit	$2,728	$—	$—	$2,728
U.S. Treasury Notes	76,621	8	(76)	76,553
Mortgage-backed securities - residential	4,660	173	—	4,833
Collateralized mortgage obligations - residential	1,576	4	—	1,580
	$85,585	$185	$(76)	$85,694

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

	September 30, 2022
	Amortized Cost	Fair Value
Due in one year or less	$31,282	$30,943
Due after one year through five years	171,156	162,943
	202,438	193,886
Mortgage-backed securities - residential	4,246	4,181
Collateralized mortgage obligations - residential	1,287	1,272
	$207,971	$199,339

Securities available-for-sale with unrealized losses not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss

September 30, 2022
Municipal securities	2	$383	$(17)	—	$—	$—	2	$383	$(17)
U.S. Treasury Notes	200	162,265	(8,285)	—	—	—	200	162,265	(8,285)
U.S. government-sponsored agencies	6	26,750	(250)	—	—	—	6	26,750	(250)
Mortgage-backed securities - residential	18	3,223	(102)	—	—	—	18	3,223	(102)
Collateralized mortgage obligations - residential	5	1,065	(11)	1	182	(4)	6	1,247	(15)
	231	$193,686	$(8,665)	1	$182	$(4)	232	$193,868	$(8,669)

December 31, 2021
U.S. Treasury Notes	53	$62,246	$(76)	—	$—	$—	53	$62,246	$(76)

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

U.S. Treasury Notes, U.S. government-sponsored agencies and certain other available-for-sale securities that the Company holds in its investment portfolio were in an unrealized loss position at September 30, 2022, but the unrealized loss was not recognized into income because the U.S. Treasury Notes are backed by the full faith and credit of the United States and the other issuers were high credit quality, the Company does not intend to sell these securities, it is not likely that the Company will be required to sell these securities before their anticipated recovery occurs and the decline in fair value was due to changes in interest rates and other market conditions. The fair values are expected to recover as maturities approach.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are as follows:

	September 30, 2022	December 31, 2021
One-to-four family residential real estate	$24,484	$30,133
Multi-family mortgage	481,838	426,136
Nonresidential real estate	115,820	103,172
Construction and land	160	—
Commercial loans and leases	523,669	489,512
Consumer	2,363	1,685
	1,148,334	1,050,638
Net deferred loan origination costs	851	284
Allowance for loan losses	(7,386)	(6,715)
Loans, net	$1,141,799	$1,044,207

The following tables present the balance in the allowance for loan losses and loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
September 30, 2022
One-to-four family residential real estate	$—	$315	$315	$1,224	$23,260	$24,484
Multi-family mortgage	—	3,562	3,562	482	481,356	481,838
Nonresidential real estate	—	1,162	1,162	—	115,820	115,820
Construction and land	—	4	4	—	160	160
Commercial loans and leases	—	2,231	2,231	670	522,999	523,669
Consumer	—	112	112	—	2,363	2,363
	$—	$7,386	$7,386	$2,376	$1,145,958	1,148,334
Net deferred loan origination costs						851
Allowance for loan losses						(7,386)
Loans, net						$1,141,799

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2021
One-to-four family residential real estate	$—	$331	$331	$1,299	$28,834	$30,133
Multi-family mortgage	—	3,377	3,377	498	425,638	426,136
Nonresidential real estate	30	1,281	1,311	297	102,875	103,172
Commercial loans and leases	—	1,652	1,652	76	489,436	489,512
Consumer	—	44	44	—	1,685	1,685
	$30	$6,685	$6,715	$2,170	$1,048,468	1,050,638
Net deferred loan origination costs						284
Allowance for loan losses						(6,715)
Loans, net						$1,044,207

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following table represents the activity in the allowance for loan losses by portfolio segment:

	Beginning balance	Provision for (recovery of) loan losses	Loans charged off	Recoveries	Ending balance
For the three months ended

September 30, 2022
One-to-four family residential real estate	$286	$98	$(71)	$2	$315
Multi-family mortgage	3,630	(74)	—	6	3,562
Nonresidential real estate	1,093	67	—	2	1,162
Construction and land	2	2	—	—	4
Commercial loans and leases	2,149	171	(104)	15	2,231
Consumer	42	86	(16)	—	112
	$7,202	$350	$(191)	$25	$7,386

September 30, 2021
One-to-four family residential real estate	$396	$(33)	$—	$38	$401
Multi-family mortgage	3,690	(118)	—	7	3,579
Nonresidential real estate	1,336	(30)	—	—	1,306
Construction and land	11	1	—	—	12
Commercial loans and leases	1,377	176	—	1	1,554
Consumer	47	(2)	(2)	—	43
	$6,857	$(6)	$(2)	$46	$6,895

	Beginning balance	Provision for (recovery of) loan losses	Loans charged off	Recoveries	Ending balance
For the nine months ended

September 30, 2022
One-to-four family residential real estate	$331	$53	$(76)	$7	$315
Multi-family mortgage	3,377	170	—	15	3,562
Nonresidential real estate	1,311	39	(192)	4	1,162
Construction and land	—	4	—	—	4
Commercial loans and leases	1,652	718	(155)	16	2,231
Consumer	44	101	(49)	16	112
	$6,715	$1,085	$(472)	$58	$7,386

September 30, 2021
One-to-four family residential real estate	$518	$(264)	$—	$147	$401
Multi-family mortgage	4,062	(511)	—	28	3,579
Nonresidential real estate	1,569	(263)	—	—	1,306
Construction and land	12	—	—	—	12
Commercial loans and leases	1,536	15	(86)	89	1,554
Consumer	54	4	(17)	2	43
	$7,751	$(1,019)	$(103)	$266	$6,895

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Impaired loans

The following tables present loans individually evaluated for impairment by class of loans:

					Three Months Ended		Nine Months Ended
					September 30, 2022		September 30, 2022
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2022
With no related allowance recorded:
One-to-four family residential real estate	$1,296	$1,224	$72	$—	$1,152	$10	$1,148	$21
Multi-family mortgage - Illinois	482	482	—	—	483	5	592	19
Commercial loans and leases	730	670	48	—	607	1	312	11
	$2,508	$2,376	$120	$—	$2,242	$16	$2,052	$51

					Year ended
					December 31, 2021
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2021
With no related allowance recorded:
One-to-four family residential real estate	$1,299	$1,299	$—	$—	$1,473	$29
Multi-family mortgage - Illinois	498	498	—	—	509	30
Commercial loans and leases	83	76	7	—	7	—
	1,880	1,873	7	—	1,989	59

With an allowance recorded - nonresidential real estate	280	297	7	30	296	—
	$2,160	$2,170	$14	$30	$2,285	$59

Nonaccrual Loans

The following tables present the recorded investment in nonaccrual and loans 90 days or more past due still on accrual by class of loans:

	Nonaccrual Recorded Investment	Loans Past Due Over 90 Days Still Accruing
September 30, 2022
One-to-four family residential real estate	$715	$—
Asset based & factored receivables	—	415
Equipment finance	525	—
	$1,240	$415
December 31, 2021
One-to-four family residential real estate	$367	$—
Nonresidential real estate	297	—
Asset based & factored receivables	—	10
Equipment finance	76	—
	$740	$10

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company’s reserve for uncollected loan interest was $57,000 and $140,000 at September 30, 2022 and December 31, 2021, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2022
One-to-four family residential real estate loans:
Owner occupied	$5	$23	$693	$721	$19,220	$19,941
Non-owner occupied	1	—	—	1	4,542	4,543
Multi-family mortgage:
Illinois	—	299	—	299	289,557	289,856
Other	—	—	—	—	191,982	191,982
Nonresidential real estate	—	—	—	—	115,820	115,820
Construction and land	—	—	—	—	160	160
Commercial loans and leases:
Commercial	225	14	—	239	73,768	74,007
Asset based & factored receivables	52	94	415	561	19,250	19,811
Equipment finance:
Government	3,572	7,088	149	10,809	182,655	193,464
Corporate - Investment-grade	—	—	42	42	61,693	61,735
Corporate - Other	1,179	—	331	1,510	86,619	88,129
Middle market	—	—	—	—	55,409	55,409
Small ticket	4	—	—	4	31,110	31,114
Consumer	6	5	—	11	2,352	2,363
	$5,044	$7,523	$1,630	$14,197	$1,134,137	$1,148,334

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2021
One-to-four family residential real estate loans:
Owner occupied	$181	$250	$367	$798	$23,333	$24,131
Non-owner occupied	2	9	—	11	5,991	6,002
Multi-family mortgage:
Illinois	189	—	—	189	235,681	235,870
Other	—	—	—	—	190,266	190,266
Nonresidential real estate	—	—	297	297	102,875	103,172
Commercial loans and leases:
Commercial	—	—	—	—	67,995	67,995
Asset based & factored receivables	26	6	10	42	19,358	19,400
Equipment finance:
Government	3,160	4,718	—	7,878	170,584	178,462
Corporate - Investment-grade	290	1,201	—	1,491	81,135	82,626
Corporate - Other	3,015	—	76	3,091	85,760	88,851
Middle market	—	—	—	—	40,582	40,582
Small ticket	—	—	—	—	11,596	11,596
Consumer	13	4	—	17	1,668	1,685
	$6,876	$6,188	$750	$13,814	$1,036,824	$1,050,638

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

U.S. Small Business Administration Paycheck Protection Program (“PPP”)

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was passed by Congress and signed into law in 2020.  The CARES Act established the PPP, designed to provide a direct incentive for small businesses to keep their workers on the payroll.  Under the most recently published guidance, the U.S. Small Business Administration ("SBA") will forgive PPP loans if all employee retention criteria are met, and the funds are used for eligible expenses.

The following table presents the PPP activity:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Paycheck Protection Program:
Number of loans originated	—	—	—	238
Loan balance originations	$—	$—	$—	$10,135
Loan balance forgiven	$629	$4,801	$3,761	$14,538

	September 30, 2022	December 31, 2021
Paycheck Protection Program loans
Number of loans	11	76
Loan balance	$282	$4,043

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

The Company had no TDRs at September 30, 2022 and December 31, 2021. During the three and nine months ended September 30, 2022 and 2021, there were no loans modified and classified as TDRs. During the three and nine months ended September 30, 2022 and 2021, there were no TDR loans that subsequently defaulted within twelve months of their modification.

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

Pass. Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.

Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
September 30, 2022
One-to-four family residential real estate loans:
Owner occupied	$19,135	$—	$91	$715	$19,941
Non-owner occupied	4,471	—	72	—	4,543
Multi-family mortgage:
Illinois	289,536	320	—	—	289,856
Other	191,982	—	—	—	191,982
Nonresidential real estate	115,820	—	—	—	115,820
Construction and land	160	—	—	—	160
Commercial loans and leases:
Commercial	74,007	—	—	—	74,007
Asset based & factored receivables	15,996	3,815	—	—	19,811
Equipment finance:
Government	193,315	—	—	149	193,464
Corporate - Investment-grade	61,694	—	—	41	61,735
Corporate - Other	87,748	—	50	331	88,129
Middle market	55,409	—	—	—	55,409
Small ticket	31,110	—	—	4	31,114
Consumer	2,353	6	4	—	2,363
	$1,142,736	$4,141	$217	$1,240	$1,148,334

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

Assets are classified as foreclosed when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place. Other foreclosed assets received in satisfaction of borrowers’ debts are initially recorded at fair value of the asset less estimated costs to sell.

	September 30, 2022			December 31, 2021
	Balance	Valuation Allowance	Net Balance	Balance	Valuation Allowance	Net Balance

Foreclosed assets - Nonresidential real estate OREO	$274	$(31)	$243	$—	$—	$—
Other foreclosed assets	324	(43)	281	952	(227)	725
	$598	$(74)	$524	$952	$(227)	$725

The following represents the roll forward of foreclosed assets:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning balance	$842	$1,702	$725	$157
New foreclosed assets	—	—	319	4,473
Valuation adjustments	(31)	(124)	(31)	(405)
Valuation reductions from sales	157	69	184	69
Sales	(444)	(598)	(673)	(3,245)
Ending balance	$524	$1,049	$524	$1,049

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5 - FORECLOSED ASSETS (continued)

Activity in the valuation allowance is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning balance	$200	$281	$227	$—
Additions charged to expense	31	124	31	405
Reductions from sales	(157)	(69)	(184)	(69)
Ending balance	$74	$336	$74	$336

There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at September 30, 2022 compared to $73,000 at  December 31, 2021.  At September 30, 2022, other foreclosed assets consisted of non-real estate collateral repossessed in connection with a previously classified Chicago area commercial loan. At September 30, 2022, the balance of OREO included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title.

NOTE 6 - BORROWINGS AND SUBORDINATED NOTES

Borrowings and subordinated notes were as follows:

	September 30, 2022		December 31, 2021
	Contractual		Contractual
	Rate	Amount	Rate	Amount
Fixed-rate advance from FHLB, due May 9, 2022	—%	$—	—%	$5,000
Subordinated notes, due May 15, 2031	3.75%	19,623	3.75%	19,590
Line of credit, due March 30, 2023	5.50%	—	2.50%	—

In 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).  The Company incurred $441,000 of issuance costs associated with the Notes.  These issuance costs are being amortized over the 10-year life of the Notes.  At September 30, 2022 and  December 31, 2021, there were $377,000 and $410,000, respectively, in remaining unamortized issuance costs and they are presented in the Company's financial statements as a reduction of the principal amount of the Notes.

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

In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.75%, with a minimum rate of 2.40%.  The line of credit has been extended since its original maturity date and the current maturity date is March 30, 2023.  The line of credit had no outstanding balance at  September 30, 2022 and December 31, 2021.

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2022
Securities:
Certificates of deposit	$—	$1,488	$—	$1,488
Municipal securities	—	383	—	383
U.S. Treasury Notes	162,265	—	—	162,265
U.S. government-sponsored agencies	—	29,750	—	29,750
Mortgage-backed securities – residential	—	4,181	—	4,181
Collateralized mortgage obligations – residential	—	1,272	—	1,272
	$162,265	$37,074	$—	$199,339
December 31, 2021
Securities:
Certificates of deposit	$—	$2,728	$—	$2,728
U.S. Treasury Notes	76,553	—	—	76,553
Mortgage-backed securities - residential	—	4,833	—	4,833
Collateralized mortgage obligations – residential	—	1,580	—	1,580
	$76,553	$9,141	$—	$85,694

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2022
Foreclosed assets	$—	$—	$524	$524

December 31, 2021
Impaired loans	$—	$—	$267	$267
Foreclosed assets	—	—	725	725

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $297,000, with a valuation allowance of $30,000 at  December 31, 2021.  With respect to impaired loans, there was no change in the provision for loan losses for the three months ended September 30, 2022 and 2021.  There was a recovery of $30,000 of the provision for loan losses for the nine months ended September 30, 2022, compared to no change in the provision for loan losses for the  nine months ended September 30, 2021.

Foreclosed assets are carried at the lower of cost or fair value less costs to sell.  At  September 30, 2022 foreclosed assets had a carrying value of $598,000 less a valuation allowance of $74,000, or $524,000. At  December 31, 2021, foreclosed assets had a carrying value of $952,000 less a valuation allowance of $227,000, resulting in a fair value of $725,000.  There was a $31,000 valuation adjustment of foreclosed assets recorded in the three and nine months ended September 30, 2022 compared to $124,000 and $405,000 of valuation adjustments of foreclosed assets recorded for the three and nine months ended September 30, 2021, respectively.

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
September 30, 2022
Foreclosed assets	$524	Redemption value	Discount applied to valuation	8.4%

December 31, 2021
Impaired loans	$267	Sales comparison	Discount applied to valuation	22.0%
Foreclosed assets	725	Redemption value	Discount applied to valuation	15.6%

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at September 30, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$216,131	$214,013	$2,118	$—	$216,131
Securities	199,339	162,265	37,074	—	199,339
Loans receivable, net of allowance for loan losses	1,141,799	—	—	1,127,370	1,127,370
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	7,011	420	190	6,401	7,011
Financial liabilities
Certificates of deposit	188,523	—	184,501	—	184,501
Subordinated notes	19,623	—	18,262	—	18,262

		Fair Value Measurements at December 31, 2021 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$502,162	$448,552	$53,610	$—	$502,162
Securities	85,694	76,553	9,141	—	85,694
Loans receivable, net of allowance for loan losses	1,044,207	—	—	1,039,298	1,039,298
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	4,648	79	13	4,556	4,648
Financial liabilities
Certificates of deposit	206,918	—	206,530	—	206,530
Borrowings	5,000	—	4,999	—	4,999
Subordinated notes	19,590	—	20,240	—	20,240

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Deposit service charges and fees	$829	$814	$2,436	$2,352
Loan servicing fees (1)	59	140	350	336
Mortgage brokerage and banking fees (1)	12	16	29	33
Trust and insurance commissions and annuities income	287	263	887	880
(Loss) earnings on bank-owned life insurance (1)	(14)	31	25	82
Bank owned life insurance death benefit (1)	—	—	446	—
Other (1)	114	110	397	375
Total noninterest income	$1,287	$1,374	$4,570	$4,058

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees.  Interchange income was $351,000 and $409,000 for the three months ended September 30, 2022 and 2021, respectively, and was $1.1 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed assets asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed assets sales for the three and nine months ended September 30, 2022 and 2021 were not financed by the Company.

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

Overview

We reported net income of $3.2 million, or $0.25 per common share for the quarter ended September 30, 2022. At September 30, 2022, the Company had total assets of $1.629 billion, total loans of $1.142 billion, total deposits of $1.425 billion and stockholders' equity of $151.1 million.

Total net loans remained effectively constant at $1.142 billion at September 30, 2022 compared to the previous quarter.  Commercial loans and leases increased by $4.0 million due to greater commercial line of credit utilization and increased loan commitments.  Total multi-family mortgage and nonresidential real estate loans decreased by $4.1 million due to a $26.4 million increase in loan payments and payoffs during the quarter ended September 30, 2022.  Yields on loan originations increased to 6.26% in the third quarter of 2022, compared to 4.87% in the second quarter of 2022, reflecting higher market yields on new commercial credit originations and the increase in the Wall Street Journal Prime Rate during the third quarter of 2022.

Our investment securities portfolio increased by $40.4 million during the quarter ended September 30, 2022 to $199.3 million as we continued to deploy excess liquidity into shorter-duration U.S. Treasury and U.S. government-sponsored agency securities. The yield on the securities portfolio increased to 1.74% in the third quarter of 2022 compared to 1.22% in the second quarter of 2022.

Total deposits decreased by $19.5 million during the quarter ended September 30, 2022, primarily due to decreases in noninterest–bearing retail demand deposit accounts, retail money market accounts and retail certificates of deposit accounts, partially offset by increases in interest-bearing commercial NOW account balances.  Our average cost of total deposits was 0.22% for the quarter ended September 30, 2022, compared to 0.15% in the second quarter of 2022, as we continued to price deposits to retain and attract high-value deposit customers.

Net interest income increased by $1.8 million during the quarter ended September 30, 2022 due to higher yields on loans, investment securities and deposits held in other financial institutions.  Our net interest margin was 3.52% as of September 30, 2022, compared to 3.07% as of June 30, 2022.

Noninterest income declined by $552,000 during the quarter ended September 30, 2022.  Deposit services fee income and trust/insurance income increased modestly.  Bank-owned life insurance income declined by $471,000 due to a $446,000 life insurance death benefit payment recorded in the second quarter of 2022 and portfolio market value adjustments recorded in the third quarter of 2022.

Noninterest expenses were generally well-contained due to decreases in compensation, professional fees and supplies and telephone expense.  Other expenses increased by $843,000 primarily due to a $750,000 loss reserve related to a probable fraud involving a single commercial customer in the third quarter of 2022, for which recovery efforts are ongoing.

The Company’s ratio of nonperforming loans to total loans remained stable at 0.14% as of  September 30, 2022, compared to 0.15% as of June 30, 2022.  Our allowance for loan losses was 0.64% of total loans as of September 30, 2022.

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 9.55% as of September 30, 2022. The Company repurchased 231,311 of its common shares during the quarter ended September 30, 2022. The Company’s tangible book value per common share decreased to $11.69 per share (0.3%) as of September 30, 2022, primarily due to the impact of higher interest rates on the Company’s U.S. Government investment securities portfolio value and share repurchase activity.

SELECTED FINANCIAL DATA

The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	September 30, 2022	December 31, 2021	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,629,224	$1,700,682	$(71,458)
Loans, net	1,141,799	1,044,207	97,592
Securities, at fair value	199,339	85,694	113,645
Deposits	1,425,258	1,488,431	(63,173)
Borrowings	—	5,000	(5,000)
Subordinated notes, net of unamortized issuance costs	19,623	19,590	33
Equity	151,070	157,466	(6,396)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(In thousands)
Selected Operating Data:
Interest income	$14,930	$11,748	$3,182	27.1%	$39,232	$34,493	$4,739	13.7%
Interest expense	1,008	718	290	40.4	2,405	2,108	297	14.1
Net interest income	13,922	11,030	2,892	26.2	36,827	32,385	4,442	13.7
Provision for (recovery of) loan losses	350	(6)	356	(5,933.3)	1,085	(1,019)	2,104	(206.5)
Net interest income after provision for (recovery of) loan losses	13,572	11,036	2,536	23.0	35,742	33,404	2,338	7.0
Noninterest income	1,287	1,374	(87)	(6.3)	4,570	4,058	512	12.6
Noninterest expense	10,601	10,166	435	4.3	31,089	30,594	495	1.6
Income before income taxes	4,258	2,244	2,014	89.8	9,223	6,868	2,355	34.3
Income tax expense	1,037	600	437	72.8	2,167	1,829	338	18.5
Net income	$3,221	$1,644	$1,577	95.9%	$7,056	$5,039	$2,017	40.0%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.79%	0.40%	0.57%	0.41%
Return on equity (ratio of net income to average equity) (1)	8.31	4.05	6.06	3.99
Average equity to average assets	9.49	9.79	9.42	10.34
Net interest rate spread (1) (2)	3.42	2.68	3.03	2.70
Net interest margin (1) (3)	3.52	2.75	3.11	2.77
Efficiency ratio (4)	69.70	81.96	75.10	83.95
Noninterest expense to average total assets (1)	2.60	2.45	2.51	2.50
Average interest-earning assets to average interest-bearing liabilities	137.90	138.97	138.20	140.45
Dividends declared per share	$0.10	$0.10	$0.30	$0.30
Dividend payout ratio	40.53%	83.58%	55.89%	85.21%

	At September 30, 2022	At December 31, 2021
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.13%	0.09%
Nonperforming loans to total loans	0.14	0.07
Allowance for loan losses to nonperforming loans	446.28	895.33
Allowance for loan losses to total loans	0.64	0.64
Capital Ratios:
Equity to total assets at end of period	9.27%	9.26%
Tier 1 leverage ratio (Bank only)	10.26%	9.91%
Other Data:
Number of full-service offices	20	19
Employees (full-time equivalents)	199	221

(1)	Ratios annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets include nonperforming loans and foreclosed assets.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total assets decreased $71.5 million, or 4.2%, to $1.629 billion at September 30, 2022, from $1.701 billion at December 31, 2021. The decrease in total assets was primarily due to a decrease in cash and cash equivalents, partially offset by increases in securities and loans receivable.  Cash and cash equivalents decreased $286.0 million to $216.1 million at September 30, 2022, from $502.2 million at December 31, 2021, while securities and loans receivable increased $113.6 million and $97.6 million, respectively.

Securities increased $113.6 million, to $199.3 million at September 30, 2022, from $85.7 million at December 31, 2021, due to the purchase of $93.4 million of U.S. Treasury Notes and the purchase of $30.0 million of U.S. government-sponsored agency securities during the nine months ended September 30, 2022.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, and commercial loans and leases), which together totaled 97.7% of gross loans at September 30, 2022. During the nine months ended September 30, 2022, multi-family loans increased by $55.7 million, or 13.1%, nonresidential real estate loans increased by $12.6 million, or 12.3%, and commercial loans and leases increased by $34.2 million, or 7.0%.  The increase in multi-family loans was due to $155.9 million of originations, partially offset by payments and payoffs of $99.9 million. The increase in commercial loans and leases was primarily due to increases in asset-based lending products, and government, middle market and small ticket leases.

Our primary lending area for regulatory purposes consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We currently derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area, and we engage in certain types of commercial lending and commercial equipment finance activities on a nationwide basis. At September 30, 2022, $288.2 million, or 59.8%, of our multi-family mortgage loans were in the Chicago, Illinois Metropolitan Statistical Area; $69.5 million, or 14.4%, were in Texas; $21.7 million, or 4.5%, were in Colorado; and $62.7 million, or 13.0%, were in Florida.  This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.

Total liabilities decreased $65.1 million, or 4.2%, to $1.478 billion at September 30, 2022, from $1.543 billion at December 31, 2021, due to a decrease in total deposits and other liabilities.  Total deposits decreased $63.2 million, or 4.2%, to $1.425 billion at September 30, 2022, from $1.488 billion at December 31, 2021.  Interest-bearing NOW accounts increased $4.8 million, or 1.2%, to $409.1 million at September 30, 2022, from $404.3 million at December 31, 2021.  Money market accounts decreased $18.9 million, or 5.7%, to $314.4 million at September 30, 2022, from $333.4 million at December 31, 2021.  Savings accounts increased $4.4 million, or 2.2%, to $206.0 million at September 30, 2022, from $201.6 million at December 31, 2021. Noninterest-bearing demand deposits decreased $35.1 million, or 10.2%, to $307.1 million at September 30, 2022, from $342.2 million at December 31, 2021.  Retail certificates of deposit decreased $15.2 million, or 7.5%, to $188.3 million at September 30, 2022, from $203.5 million at December 31, 2021. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 86.8% of total deposits at September 30, 2022, compared to 86.1% at December 31, 2021.

Total stockholders’ equity was $151.1 million at September 30, 2022, compared to $157.5 million at December 31, 2021. The decrease in total stockholders’ equity was primarily due to the $6.4 million increase, net of tax, of accumulated other comprehensive loss on our securities portfolio, our repurchase of 306,311 shares of our common stock during the nine months ended September 30, 2022 at a total cost of $3.1 million, and our declaration and payment of cash dividends totaling $3.9 million during the same period. These reductions in total stockholders’ equity were partially offset by the net income of $7.1 million that the Company recorded for the nine months ended September 30, 2022.

Operating Results for the Three Months Ended September 30, 2022 and 2021

Net Income. Net income was $3.2 million for the three months ended September 30, 2022, compared to $1.6 million for the three months ended September 30, 2021. Earnings per basic and fully diluted share of common stock were $0.25 for the three months ended September 30, 2022, compared to $0.12 for the three months ended September 30, 2021.

Net Interest Income. Net interest income was $13.9 million for the three months ended September 30, 2022, and $11.0 million for the three months ended September 30, 2021. Net interest income increased $2.9 million, primarily due to a $3.2 million increase in interest income.

The increase in net interest income was due in substantial part to the increase in the weighted average yield on interest-earning assets. The yield on interest-earning assets increased 84 basis points to 3.77% for the three months ended September 30, 2022, from 2.93% for the three months ended September 30, 2021. The cost of interest-bearing liabilities increased ten basis points to 0.35% for the three months ended September 30, 2022, from 0.25% for the three months ended September 30, 2021.  Total average interest-earning assets decreased $21.3 million, or 1.3%, to $1.571 billion for the three months ended September 30, 2022, from $1.592 billion for the same period in 2021.  Total average interest-bearing liabilities decreased $6.5 million, or 0.6%, to $1.139 billion for the three months ended September 30, 2022, from $1.146 billion for the same period in 2021.  The decrease in interest-bearing liabilities is partially attributable to the maturity of a $5.0 million FHLB advance in second quarter 2022.  Our net interest rate spread increased by 74 basis points to 3.42% for the three months ended September 30, 2022, from 2.68% for the same period in 2021, due primarily to an increase in the yield on loans receivable, securities and interest-bearing deposits in other financial institutions.  Our net interest margin increased by 77 basis points to 3.52% for the three months ended September 30, 2022, from 2.75% for the same period in 2021, due to an increase in the yield on interest-earning assets.  Loan interest income for the three months ended September 30, 2022 also included amortized fees of $36,000 from SBA Paycheck Protection Program loans, compared to $329,000 for the same period in 2021.

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

	For the Three Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,147,154	$12,735	4.40%	$1,045,586	$11,389	4.32%
Securities	187,163	821	1.74	16,915	46	1.08
Stock in FHLB and FRB	7,490	88	4.66	7,490	85	4.50
Other	229,381	1,286	2.22	522,491	228	0.17
Total interest-earning assets	1,571,188	14,930	3.77	1,592,482	11,748	2.93
Noninterest-earning assets	61,587			65,380
Total assets	$1,632,775			$1,657,862
Interest-bearing Liabilities:
Savings deposits	$206,840	59	0.11	$196,551	30	0.06
Money market accounts	324,032	256	0.31	327,029	117	0.14
NOW accounts	398,177	285	0.28	377,169	132	0.14
Certificates of deposit	190,702	209	0.43	220,565	241	0.43
Total deposits	1,119,751	809	0.29	1,121,314	520	0.18
Borrowings and Subordinated notes	19,617	199	4.02	24,573	198	3.20
Total interest-bearing liabilities	1,139,368	1,008	0.35	1,145,887	718	0.25
Noninterest-bearing deposits	309,990			321,417
Noninterest-bearing liabilities	28,417			28,197
Total liabilities	1,477,775			1,495,501
Equity	155,000			162,361
Total liabilities and equity	$1,632,775			$1,657,862
Net interest income		$13,922			$11,030
Net interest rate spread (2)			3.42%			2.68%
Net interest-earning assets (3)	$431,820			$446,595
Net interest margin (4)			3.52%			2.75%
Ratio of interest-earning assets to interest-bearing liabilities	137.90%			138.97%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

We recorded a provision for loan losses of $350,000 for the three months ended September 30, 2022, compared to a $6,000 recovery of  loan losses for the same period in 2021. The provision for, or recovery of, loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses that is attributable to loans collectively evaluated for impairment increased $184,000, or 2.6%, to $7.4 million at September 30, 2022, from $7.2 million at June 30, 2022. There were no reserves established for loans individually evaluated for impairment at September 30, 2022 or June 30, 2022.  Net charge-offs were $166,000 for the three months ended September 30, 2022, compared to net recoveries of $44,000 for the three months ended September 30, 2021.

The allowance for loan losses as a percentage of nonperforming loans was 446.28% at September 30, 2022, compared to 427.16% at June 30, 2022.

Noninterest Income

	Three Months Ended
	September 30,
	2022	2021	Change
	(Dollars in thousands)
Deposit service charges and fees	$829	$814	$15
Loan servicing fees	59	140	(81)
Mortgage brokerage and banking fees	12	16	(4)
Trust and insurance commissions and annuities income	287	263	24
(Loss) earnings on bank-owned life insurance	(14)	31	(45)
Other	114	110	4
Total noninterest income	$1,287	$1,374	$(87)

Noninterest income decreased $87,000, or 6.3%, to $1.3 million, for the three months ended September 30, 2022, compared to $1.4 million for the same period in 2021.  Loan servicing fees decreased $81,000, or 57.9%, primarily due to the collection of $125,000 of loan commitment and other fees in third quarter 2021 compared to $26,000 for the same period in 2022. We recorded a $14,000 loss on bank-owned life insurance in the third quarter due to market adjustments made in the third quarter of 2022.

Noninterest Expense

	Three Months Ended
	September 30,
	2022	2021	Change
	(Dollars in thousands)
Compensation and benefits	$5,241	$5,782	$(541)
Office occupancy and equipment	1,970	1,882	88
Advertising and public relations	138	150	(12)
Information technology	894	710	184
Professional fees	245	311	(66)
Supplies, telephone and postage	342	382	(40)
FDIC insurance premiums	134	125	9
Other	1,637	824	813
Total noninterest expense	$10,601	$10,166	$435

Noninterest expense increased by $435,000, or 4.3%, to $10.6 million for the three months ended September 30, 2022 compared to $10.2 million for the same period in 2021.  The increase in noninterest expense was primarily due to a $750,000 loss reserve related to a probable fraud involving a single commercial customer in the third quarter of 2022, for which recovery efforts are ongoing.  Increases in office occupancy and equipment, information technology and other expenses were partially offset by decreases in compensation and benefits, professional fees, and supplies, telephone and postage expense.  Compensation and benefits decreased $541,000, or 9.4%, to $5.2 million for the three months ended September 30, 2022, from $5.8 million for the same period in 2021, primarily due to decreased payroll resulting from the reduction of full-time equivalent employees to 199 at September 30, 2022, from 224 at September 30, 2021.  Information technology expense increased $184,000, or 25.9%, to $894,000 for the three months ended September 30, 2022, from $710,000 for the same period in 2021, primarily due to the purchase and implementation of software to support the expansion of our commercial credit origination capabilities and data communication conversion expense.

Income Taxes

We recorded income tax expense of $1.0 million for the three months ended September 30, 2022, compared to $600,000 for the three months ended September 30, 2021. Our combined state and federal effective tax rate for the three months ended September 30, 2022 was 24.4%, compared to 26.7% for the three months ended September 30, 2021.

Operating Results for the Nine Months Ended September 30, 2022 and 2021

Net Income. Net income was $7.1 million for the nine months ended September 30, 2022, compared to $5.0 million for the nine months ended September 30, 2021. Earnings per basic and fully diluted share of common stock were $0.54 for the three months ended September 30, 2022, compared to $0.35 for the nine months ended September 30, 2021.

Net Interest Income. Net interest income was $36.8 million for the nine months ended September 30, 2022, and $32.4 million for the nine months ended September 30, 2021. Net interest income increased $4.4 million, primarily due to a $4.7 million increase in interest income.

The increase in net interest income was due in substantial part to the increases in the weighted average yield on interest-earning assets and the average balance of total interest-earning assets.  The yield on interest-earning assets increased 36 basis points to 3.31% for the nine months ended September 30, 2022, from 2.95% for the nine months ended September 30, 2021. The cost of interest-bearing liabilities increased three basis points to 0.28% for the nine months ended September 30, 2022, from 0.25% for the same period in 2021. Total average interest-earning assets increased $19.4 million, or 1.2%, to $1.584 billion for the nine months ended September 30, 2022, from $1.565 billion for the same period in 2021.  Total average interest-bearing liabilities increased $32.1 million, or 2.9%, to $1.146 billion for the nine months ended September 30, 2022, from $1.114 billion for the same period in 2021.  The increase in interest-bearing liabilities is partly attributable to a $27.0 million increase in average deposits and an increase of $5.2 million due to the Company's issuance of $20.0 million of subordinated notes in April 2021.  Our net interest rate spread increased by 33 basis points to 3.03% for the nine months ended September 30, 2022, from 2.70% for the same period in 2021, due primarily to a 74 basis point increase in the average yield on interest-bearing deposits in other financial institutions. Our net interest margin increased by 34 basis points to 3.11% for the nine months ended September 30, 2022, from 2.77% for the same period in 2021, due to the increases in both total average interest-earning assets and yield on interest-earning assets.  Loan interest income for the nine months ended September 30, 2022 also included amortized fees of $196,000 from SBA Paycheck Protection Program loans, compared to $682,000 for the same period in 2021.

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

	For the Nine Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,098,296	$35,231	4.29%	$1,032,782	$33,510	4.34%
Securities	148,635	1,552	1.40	19,604	152	1.04
Stock in FHLB and FRB	7,490	259	4.62	7,490	255	4.55
Other	329,963	2,190	0.89	505,153	576	0.15
Total interest-earning assets	1,584,384	39,232	3.31	1,565,029	34,493	2.95
Noninterest-earning assets	64,739			65,358
Total assets	$1,649,123			$1,630,387
Interest-bearing Liabilities:
Savings deposits	$206,140	134	0.09	$191,822	88	0.06
Money market accounts	328,319	529	0.22	319,302	338	0.14
NOW accounts	393,036	619	0.21	354,810	366	0.14
Certificates of deposit	197,013	527	0.36	231,622	948	0.55
Total deposits	1,124,508	1,809	0.22	1,097,556	1,740	0.21
Borrowings and Subordinated notes	21,950	596	3.63	16,771	368	2.93
Total interest-bearing liabilities	1,146,458	2,405	0.28	1,114,327	2,108	0.25
Noninterest-bearing deposits	322,741			321,641
Noninterest-bearing liabilities	24,553			25,886
Total liabilities	1,493,752			1,461,854
Equity	155,371			168,533
Total liabilities and equity	$1,649,123			$1,630,387
Net interest income		$36,827			$32,385
Net interest rate spread (2)			3.03%			2.70%
Net interest-earning assets (3)	$437,926			$450,702
Net interest margin (4)			3.11%			2.77%
Ratio of interest-earning assets to interest-bearing liabilities	138.20%			140.45%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

We recorded a provision for loan losses of $1.1 million for the nine months ended September 30, 2022, compared to a $1.0 million recovery of loan losses for the same period in 2021. The provision for, or recovery of, loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses that is attributable to loans collectively evaluated for impairment increased $701,000, or 10.5%, to $7.4 million at September 30, 2022, from $6.7 million at December 31, 2021. There were no reserves established for loans individually evaluated for impairment at September 30, 2022 compared to $30,000 of reserves established for loans individually evaluated for impairment at December 31, 2021.  Net charge-offs were $414,000 for the nine months ended September 30, 2022, compared to net recoveries of $163,000 for the nine months ended September 30, 2021.

The allowance for loan losses as a percentage of nonperforming loans was 446.28% at September 30, 2022, compared to 895.33% at December 31, 2021.

Noninterest Income

	Nine Months Ended
	September 30,
	2022	2021	Change
	(Dollars in thousands)
Deposit service charges and fees	$2,436	$2,352	$84
Loan servicing fees	350	336	14
Mortgage brokerage and banking fees	29	33	(4)
Trust and insurance commissions and annuities income	887	880	7
Earnings on bank-owned life insurance	25	82	(57)
Bank-owned life insurance death benefit	446	—	446
Other	397	375	22
Total noninterest income	$4,570	$4,058	$512

Noninterest income increased $512,000, or 12.6%, to $4.6 million for the nine months ended September 30, 2022, compared to $4.1 million for the same period in 2021.  Deposit service charges and fees increased $84,000, or 3.6%, primarily due to increased debit card and non-sufficient funds return charges.  In the second quarter of 2022, the Bank recorded income from a death benefit on a bank-owned life insurance policy in the amount of $446,000 as a result of the death of a former Bank officer.  Other noninterest income increased $22,000, partially due to the receipt of a $97,000 final distribution from an investment in a real estate partnership during the nine months ended September 30, 2022, compared to a $67,000 distribution for the same period in 2021.

Noninterest Expense

	Nine Months Ended
	September 30,
	2022	2021	Change
	(Dollars in thousands)
Compensation and benefits	$16,210	$16,811	$(601)
Office occupancy and equipment	6,037	5,971	66
Advertising and public relations	488	525	(37)
Information technology	2,640	2,021	619
Professional fees	1,030	1,024	6
Supplies, telephone and postage	1,051	1,224	(173)
FDIC insurance premiums	356	345	11
Other	3,277	2,673	604
Total noninterest expense	$31,089	$30,594	$495

Noninterest expense increased by $495,000, or 1.6%, to $31.1 million for the nine months ended September 30, 2022, compared to $30.6 million for the same period in 2021.  The increase in noninterest expense was primarily due to a $750,000 loss reserve related to a probable fraud involving a single commercial customer in the third quarter of 2022, for which recovery efforts are ongoing.  Increases in information technology and other expenses, were partially offset by decreases in compensation and benefits and supplies, telephone and postage expenses.  Compensation and benefits decreased $601,000, or 3.6%, to $16.2 million for the nine months ended September 30, 2022, from $16.8 million for the same period in 2021, primarily due to decreased payroll resulting from the reduction of full-time equivalent employees to 199 at September 30, 2022, from 224 at September 30, 2021.  Information technology expense increased $619,000, or 30.6%, to $2.6 million for the nine months ended September 30, 2022, from $2.0 million for the same period in 2021, primarily due to the purchase and implementation of software to support the expansion of our commercial credit origination capabilities and data communication conversion expense. Supplies, telephone and postage expense decreased $173,000 due to the completion of our telephone upgrade and conversion of our telephone and data systems and the discontinuance of the need to operate concurrent systems.

Income Taxes

We recorded income tax expense of $2.2 million for the nine months ended September 30, 2022, compared to $1.8 million for the nine months ended September 30, 2021. Our combined state and federal effective tax rate for the nine months ended September 30, 2022 was 23.5% which was favorably impacted by the bank-owned life insurance death benefit we recorded in June 2022, compared to 26.6% for the nine months ended September 30, 2021.

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At September 30, 2022, we had one client in this category, totaling $415,000.

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

As part of the asset classification process, we develop an exit strategy for real estate collateral and foreclosed assets by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as–is,” “as–stabilized” or “as–completed” basis is most likely to produce the highest net realizable value. If we determine that the “as–stabilized” or “as–completed” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of September 30, 2022, substantially all impaired real estate loan collateral and OREO were valued on an “as–is basis.”

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

Nonperforming Assets Summary

The following table sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	September 30, 2022	June 30, 2022	December 31, 2021	Quarter Change	Nine-Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$715	$323	$367	$392	$348
Nonresidential real estate	—	—	297	—	(297)
Commercial loans and leases	525	610	76	(85)	449
	1,240	933	740	307	500
Loans past due over 90 days, still accruing	415	753	10	(338)	405

Foreclosed assets:
Foreclosed assets - Nonresidential real estate OREO	243	274	—	(31)	243
Other foreclosed assets	281	568	725	(287)	(444)
	524	842	725	(318)	(201)

Total nonperforming assets	$2,179	$2,528	$1,475	$(349)	$704

Ratios:
Allowance for loan losses to total loans	0.64%	0.63%	0.64%
Allowance for loan losses to nonperforming loans	446.28	427.16	895.33
Nonperforming loans to total loans	0.14	0.15	0.07
Nonperforming assets to total assets	0.13	0.15	0.09
Nonaccrual loans to total loans	0.11	0.08	0.07
Nonaccrual loans to total assets	0.08	0.06	0.04

Nonperforming Assets

Nonperforming assets increased $704,000 to $2.2 million at September 30, 2022 from $1.5 million at December 31, 2021. One nonresidential real estate loan and a repossessed vehicle were transferred from nonaccrual loans to OREO during the nine months ended September 30, 2022.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had no FHLB advances outstanding at September 30, 2022 and $5.0 million of FHLB advances outstanding at December 31, 2021, respectively.

The Company is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its stockholders and to repurchase shares of its common stock, and for other corporate purposes.  The Company's primary source of liquidity is dividend payments it receives from the Bank.  The Bank's ability to pay dividends to the Company is subject to regulatory limitations. The Company completed the issuance of $20.0 million of subordinated notes in 2021, at a rate of 3.75%. maturing on May 15, 2031.  At September 30, 2022, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $6.9 million.  In 2020, the Company obtained a $5.0 million unsecured line of credit with a correspondent bank to provide a secondary source of liquidity. Interest is payable at a rate of the Prime rate minus 0.75%.  The line of credit has been extended since its original maturity date and the current maturity date is March 30, 2023. The line of credit had no outstanding balance at September 30, 2022.

As of September 30, 2022, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity.  As of September 30, 2022, we had no other material commitments for capital expenditures.

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

In addition, as a result of the legislation, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A banking organization that had a leverage ratio of 9% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.   As of September 30, 2022, the Bank's Community Bank Leverage Ratio was 10.26%.

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

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“CCB”). The minimum CCB is 2.5%. As of September 30, 2022 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2022
Community Bank Leverage Ratio	$167,403	10.26%	$146,791	9.00%

December 31, 2021
Community Bank Leverage Ratio	$165,599	9.91%	$142,091	8.50%

Quarterly Cash Dividends. The Company declared cash dividends of $0.30 per share for each of the nine months ended September 30, 2022 and September 30, 2021.

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

Quantitative Analysis. The following table sets forth, as of September 30, 2022, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(15,660)	(5.34)%	$6,590	11.38%
+300	(5,129)	(1.75)	5,017	8.66
+200	808	0.28	3,426	5.92
+100	2,869	0.98	1,840	3.18
0
-100	(31,905)	(10.89)	(2,777)	(4.80)

The table set forth above indicates that at September 30, 2022, in the event of an immediate 100 basis point decrease in interest rates, the Bank would be expected to experience a 10.89% decrease in NPV and a $2.8 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 0.28% increase in NPV and a $3.4 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with purchases of our common stock made by, or, on behalf of us, during the third quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
July 1, 2022 through July 31, 2022	—	$—	—	250,000
August 1, 2022 through August 31, 2022	153,597	10.00	153,597	96,403
September 1, 2022 through September 30, 2022	77,714	9.93	77,714	18,689
	231,311		231,311

As of September 30, 2022, the Company had repurchased 7,624,082 shares of its common stock out of the 7,642,771 shares of common stock authorized under the current share repurchase authorization. Pursuant to the current share repurchase authorization, there were 18,689 shares of common stock authorized for repurchase as of September 30, 2022.  On April 28, 2022, the Board extended the expiration of the Company's share repurchase authorization from May 15, 2022 to November 15, 2022.  On July 28, 2022, the Board extended the expiration of the Company's share repurchase authorization from November 15, 2022 to February 28, 2023, and increased the total number of shares currently authorized for repurchase under the Share Repurchase Program to 250,000 shares.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BANKFINANCIAL CORPORATION

Dated:	October 28, 2022	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer