Form 10-K
period 2022-12-31
BankFinancial CORP
filed 2023-03-09
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on June 30, 2022 determined using a per share closing price on that date of $9.39, as quoted on The Nasdaq Global Select Market, was $114.1 million.

At  March 6, 2023, there were 12,693,993 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2023 Annual Meeting of Stockholders (Part III)

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

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (ii) interest rate movements and their impact on the economy, customer behavior and our net interest margin;  (iii) changes in U.S. Government or State Government budgets, appropriations or funding allocation policies or practices affecting our credit exposures to U.S. Government or State governments, agencies or related entities, or borrowers dependent on the receipt of Federal or State appropriations, including but not limited to, defense, healthcare, transportation, education and law enforcement programs; (iv) less than anticipated loan and lease growth; (v) effects of the adoption of the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) Topic 326: Measurement of Credit Losses on Financial Instruments (“CECL”) on the Bank’s allowance for credit losses due to the operation of the underlying model; (vi) for any significant credit exposure, borrower-specific adverse developments with respect to the adequacy of cash flows, liquidity or collateral;  (vii) the inherent credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs;; (viii) adverse economic conditions in general, or specific events such as a pandemic or national or international war, act of conflict or terrorism, and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (ix) declines in real estate values that adversely impact the value of our loan collateral, other real estate owned ("OREO"), asset dispositions and the level of borrower equity in their investments; (x) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for loan losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (xi) changes, disruptions or illiquidity in national or global financial markets; (xii) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xiii) factors affecting our ability to access deposits or cost-effective funding; (xiv) legislative or regulatory changes that have an adverse impact on our products, services, operations and operating expenses; (xv) higher federal deposit insurance premiums; (xvi) higher than expected overhead, infrastructure and compliance costs; (xvii) changes in accounting principles, policies or guidelines; (xviii) the effects of any federal government shutdown or failure to enact legislation related to the maximum permitted amount of U.S. Government debt obligations; and (xix) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions

These risks and uncertainties, together with the Risk Factors and other information set forth in Item 1A below, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

BankFinancial Corporation

BankFinancial Corporation (the “Company”) is a Maryland corporation that was organized in 2004.  The Company is headquartered in Burr Ridge, Illinois and is regulated by the Federal Reserve System.  The Company is the owner of all of the issued and outstanding capital stock of BankFinancial, National Association (the “Bank”).

We manage our operations as one unit, and thus do not have separate operating segments. Our chief operating decision-makers use consolidated results to make operating and strategic decisions.

BankFinancial, National Association

The Bank is a full-service, national bank providing banking, financial planning and fiduciary services to individuals, families and businesses in the Chicago metropolitan area and on a regional or national basis for commercial finance, healthcare finance, equipment finance, commercial real estate finance and treasury management business customers.  The Bank offers our customers a broad range of loan, deposit, trust and other financial products and services through 20 full-service banking offices located in Cook, DuPage, Lake and Will Counties, Illinois and through our Internet Branch, www.bankfinancial.com.

The Bank’s primary business is making loans and accepting deposits. The Bank also offers our customers a variety of financial products and services that are related or ancillary to loans and deposits, including cash management, funds transfers, bill payment and other online and mobile banking transactions, trust services, wealth management, and general insurance agency services.

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

Lending Activities

Our loan portfolio consists primarily of multi-family real estate loans, nonresidential real estate loans, and commercial loans and leases, which collectively represented $1.209 billion, or 98.0%, of our gross loan portfolio of $1.233 billion at December 31, 2022. At December 31, 2022, $536.3 million, or 43.5%, of our loan portfolio consisted of multi-family mortgage loans; $119.7 million, or 9.7%, of our loan portfolio consisted of nonresidential real estate loans; and $552.5 million, or 44.8%, of our loan portfolio consisted of commercial loans and leases.  At December 31, 2022, $23.1 million, or 1.9%, of our loan portfolio consisted of one-to-four family residential mortgage loans, of which $4.8 million, or 0.4%, were loans to investors secured by non-owner occupied residential properties, including home equity loans and lines of credit.

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

At December 31, 2022, our deposits totaled $1.375 billion. Interest-bearing deposits totaled $1.094 billion, or 79.6% of total deposits, and noninterest-bearing demand deposits totaled $280.6 million, or 20.4% of total deposits. Savings, money market and NOW account deposits totaled $907.8 million, or 66.0% of total deposits, and certificates of deposit totaled $186.5 million, or 13.6% of total deposits, of which $129.8 million had maturities of one year or less.

Related Products and Services

The Bank provides trust and financial planning services through our Trust Department. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc. (“Financial Assurance”), sells property and casualty insurance and other insurance products on an agency basis. For the year ended December 31, 2022, Financial Assurance recorded net income of $92,000. At December 31, 2022, Financial Assurance had one part-time employee. The Bank’s other wholly-owned subsidiary, BFIN Asset Recovery Company, LLC (formerly BF Asset Recovery Corporation), holds title to and sells certain Bank-owned real estate acquired through foreclosure and collection actions, and recorded a net loss of $67,000 for the year ended December 31, 2022.

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

Employees

At December 31, 2022, the Bank had 180 full-time employees and 44 part-time employees. Our employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

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

At December 31, 2022, the Bank’s capital exceeded all applicable regulatory requirements, the Bank was considered well-capitalized under the prompt corrective action framework, as subsequently discussed, and it had an appropriate capital conservation buffer.

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

Legislation enacted in 2018 required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” of between 8% to 10% of average total consolidated assets for qualifying institutions with less than $10 billion of assets. Pursuant to federal legislation enacted in 2020, the community bank leverage ratio requirement was set at 9% for 2022 and thereafter. Institutions with capital meeting the specified requirement and electing to follow the alternative framework will be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and are considered well-capitalized under the prompt corrective action framework.  Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. The Bank has opted into the community bank leverage ratio framework as of December 31, 2022.

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

Loans-to-One-Borrower. A national bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2022, the Bank was in compliance with the loan-to-one-borrower limitations.

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

Community Reinvestment Act and Fair Lending Laws. All national banks have a responsibility under the Community Reinvestment Act (“CRA”) and related federal regulations to help meet the credit needs of their communities, including low- and moderate- income neighborhoods. In connection with its examination of a national bank, the OCC is required to evaluate and rate the bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices based on the characteristics specified in those statutes. A national bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on certain of its activities such as branching or mergers. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.  On May 5, 2022, the OCC, FRB and FDIC released a notice of proposed rulemaking to strengthen and modernize the CRA regulations and framework.

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

At December 31, 2022, the Bank met the criteria for being considered “well-capitalized.” The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital requirement provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

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

The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. Any significant future increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank. The Bank cannot predict what its insurance assessment rates will be in the future.

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

Federal Reserve System. The Bank is a member of the Federal Reserve System, which consists of 12 regional Federal Reserve Banks. As a member of the Federal Reserve System, the Bank is required to acquire and hold shares of capital stock in its regional Federal Reserve Bank, the Federal Reserve Bank of Chicago, in specified amounts. The Bank is also required to maintain noninterest-earning reserves against its transaction accounts, such as negotiable order of withdrawal and regular checking accounts. The balances maintained to meet the reserve requirements may be used to satisfy liquidity requirements imposed by the OCC’s regulations. As of December 31, 2022, the Bank was in compliance with all of these requirements. The FRB also provides a backup source of funding to depository institutions through the regional Federal Reserve Banks pursuant to section 10B of the Federal Reserve Act and Regulation A. In general, eligible depository institutions have access to three types of discount window credit-primary credit, secondary credit, and seasonal credit. All discount window loans must be collateralized to the satisfaction of the lending regional Federal Reserve Bank.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in specified amounts. As of December 31, 2022, the Bank was in compliance with this requirement.

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

Risks Related to Competitive Matters

Our future growth and success will depend on our ability to compete effectively in a highly competitive environment

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, our competitive strategies have focused on attracting deposits in our local markets, and growing our loan and lease portfolio by emphasizing specific commercial loan and lease products in which we have significant experience and expertise, identifying and targeting markets in which we believe we can effectively compete with larger institutions and other competitors, and offering competitive pricing to commercial borrowers with appropriate risk profiles. We compete for loans, leases, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies, real estate conduits, mortgage brokers and specialized finance companies. Many of our competitors offer products and services that we do not offer, and some offer loan structures and have underwriting standards that are not as restrictive as our required loan structures and underwriting standards. Some larger competitors have substantially greater resources and lending limits, name recognition and market presence that benefits them in attracting business. In addition, larger competitors may be able to price loans, leases and deposits more aggressively than we do, and because of their larger capital bases, their underwriting practices for smaller loans may be subject to less regulatory scrutiny than they would be for smaller banks. Newer competitors may be more aggressive in pricing loans, leases and deposits in order to increase their market share.  Competitive factors driven by consumer sentiment or otherwise can also reduce our ability to generate fee income, such as through overdraft fees.  Some of the financial institutions and financial services organizations with which we compete are not subject to the extensive regulations or taxation imposed on national banks and their holding companies. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various financial services.

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

Risks Related to Interest Rates

The reversal of the historically low interest rate environment may adversely affect our net interest income and profitability

The Federal Reserve Board decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic.  The Federal Reserve Board has reversed its policy of near zero interest rates given its concerns over inflation.  Market interest rates have risen in response to the Federal Reserve Board’s recent rate increases. As discussed below, the increase in market interest rates is expected to have an adverse effect on our net interest income and profitability.

Changes in market interest rates could adversely affect our financial condition and results of operations

Our financial condition and results of operations are significantly affected by changes in market interest rates because our assets, primarily loans and leases, and our liabilities, primarily deposits, are monetary in nature. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Market interest rates are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events, and changes in the U.S. and other financial markets. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, including credit risk spreads, and by balance sheet growth, customer loan and deposit preferences and the timing of changes in these variables which themselves are impacted by changes in market interest rates. As a result, changes in market interest rates, and especially a decline in interest rates, can significantly affect our net interest income as well as the fair market valuation of our assets and liabilities, particularly if they occur more quickly or to a greater extent than anticipated.  During the year ended December 31, 2022, we incurred other comprehensive losses of $6.1 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

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

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving our growth targets will require us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market area and our ability to manage our growth. In order to successfully manage our growth, the Company may need to adopt and effectively implement new or revise existing policies, procedures, and controls, as well as hire additional employees or pay higher salaries to retain existing employees, to maintain credit quality, control costs and oversee the Company’s operations. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.

Uncertainties associated with increased loan originations may result in errors in our judgment of collectability, which may lead to additional provisions for credit losses or charge-offs, which would negatively affect our operations.

Increasing loan originations would likely require us to lend to borrowers with which we have limited experience.  Accordingly, we would not have a significant payment history pattern with which to judge future collectability. Further, newly originated loans have not been subjected to unfavorable economic conditions. As a result, it may be difficult to predict the future performance of newly originated loans. These loans may have delinquency or charge-off levels above our recent historical experience, which could adversely affect our future performance.

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

Risks Related to our Lending Activities

Our commercial real estate loans constitute a concentration of credit and thus are subject to enhanced regulatory scrutiny and require us to utilize enhanced risk management techniques

A substantial portion of our loan portfolio is secured by real estate. Our commercial real estate loan portfolio generally consists of multi-family mortgage loans originated in selected geographic markets and nonresidential real estate loans originated predominantly in the Chicago market. At December 31, 2022, our loan portfolio included $536.3 million in multi-family mortgage loans, or 43.5% of total loans, and $97.1 million in non-owner occupied nonresidential real estate loans, or 7.9% of total loans. These commercial real estate loans represented 365.95% of the Bank’s $173.4 million total risk-based capital at December 31, 2022. Concentrations of credit are pools of loans whose collective performance has the potential to affect a bank negatively even if each individual transaction within the pool is soundly underwritten. When loans in a pool are sensitive to the same economic, financial, or business development, that sensitivity, if triggered, could cause the sum of the transactions to perform as if it were a single, large exposure. As such, concentrations of credit add a dimension of risk that compounds the risk inherent in individual loans.

The OCC expects banks to implement board-approved policies and procedures to identify, measure, monitor, and control concentration risks, taking into account the potential impact on earnings and capital under stressed market conditions, economic downturns, and periods of general market illiquidity as well as normal market conditions. Enhanced risk management is required for commercial real estate concentrations exceeding 300% of total risk-based capital. The Bank has established board-approved policies and procedures to identify, measure, monitor, control and stress test its concentrations of credit. The Bank has taken other specific steps to mitigate concentrations of credit risk, including the establishment of concentrations of credit limits based on loan type and geography, the maintenance of capital in excess of the minimum regulatory requirements, the establishment of appropriate underwriting standards for specific loan types and geographic markets, active portfolio management and an emphasis on originating multi-family loans that qualify for 50% risk-weighting under the regulatory capital rules. At December 31, 2022, $101.1 million of the Bank’s multi-family loans, or 18.8% of the Bank’s total multi-family loan portfolio, qualified for 50% risk-weighting under the regulatory capital rules. The Bank’s earnings and capital could be materially and adversely impacted if economic, financial, or business developments were to occur that materially and adversely impacted all or a material portion of the Bank’s commercial real estate loans and caused them to perform as a single, large exposure.

Repayment of our commercial and commercial real estate loans typically depends on the cash flows of the borrower. If a borrower's cash flows weaken or become uncertain, the loan may need to be classified, the collateral securing the loan may decline in value and we may need to increase our loan loss reserves or record a charge-off

We underwrite our commercial and commercial real estate loans primarily based on the historical and expected cash flows of the borrower, or in the case of Accounts Receivable Commercial Finance, primarily based on the creditworthiness of the account debtors as the principal source of repayment. Although we consider collateral in the underwriting process, it is a secondary consideration that generally relates to the risk of loss in the event of a borrower default for most commercial loan types where the borrower's cash flow is the principal source of repayment. We follow the OCC's published guidance for assigning risk-ratings to loans, which emphasizes the strength of the borrower's cash flow, or for asset-based loans, a sustainable source of liquidity to fund business operations. The OCC's loan risk-rating guidance provides that the primary consideration in assigning risk-ratings to standard commercial and commercial real estate loans is the strength of the primary source of repayment, which is defined as a sustainable source of cash under the borrower's control that is reserved, explicitly or implicitly, to cover the debt obligation. The OCC's loan risk-rating guidance for standard commercial loans and commercial real estate loans typically does not consider secondary repayment sources until the strength of the primary repayment source weakens, and collateral values typically do not have a significant impact on a loan's risk rating until a loan is classified. Consequently, if a borrower's cash flows weaken or become uncertain, the loan may need to be classified, whether or not the loan is performing or fully secured. In addition, real estate appraisers typically place significant weight on the cash flows generated by income-producing real estate and the reliability of the cash flows in performing valuations. Thus, economic or borrower-specific conditions that cause a decline in a borrower's cash flows could cause our loan classifications to increase and the net realizable value of the collateral securing our loans to decline, and require us to increase our loan loss reserves, record charge-offs, or increase our capital levels.  In addition, if we foreclose on these loans, our holding period for the collateral may be longer than for a single or multi-family residential property if there are fewer potential purchasers of the collateral.

Repayment of our equipment finance transactions is typically dependent on the cash flows of the lessee, which may be unpredictable, and the collateral securing these loans may fluctuate in value

We lend money to small and mid-sized independent leasing companies to finance the debt portion of leases. An equipment finance transaction results when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee. Our equipment finance transaction entail many of the same types of risks as our commercial loans.  Equipment finance transactions generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under equipment finance transactions.  In the event of a default on an equipment finance transaction, the proceeds from the sale of the leased equipment may not be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2022, our equipment finance portfolio totaled $455.7 million, or 37.0% of our total loan portfolio.

Our loan portfolio includes loans or asset financing agreements to U.S. Government, State Governments, local governments or related entities, private  healthcare providers and non-profit entities, and the repayment of these credit exposures is largely dependent upon the receipt of cash payments from government programs

The repayment of these credit exposures is largely dependent on the borrower's receipt of payments and reimbursements from U.S Government and individual state government programs, including Medicaid, Medicare and state-level assistance programs, for the services they have provided. The ability of the borrowers to service loans we have made to them may be adversely impacted by the financial ability of the U.S Government, individual state governments or local governments to make direct reimbursement payments, or, via managed healthcare organizations operating under agreements with the federal government or individual states, to make indirect reimbursements for the services provided. The failure of a direct or indirect payor to make payments to a contractor, subcontractor or provider, or a significant delay in the making of such reimbursements, could adversely affect the ability of the operators of these facilities to repay their obligations to us. In addition, changes to national health care policy involving private health insurance policies may also affect the business prospects and financial condition or operations of commercial loan customers and commercial lessees involved in health care-related businesses.

If our allowance for loan losses is not sufficient to cover actual losses, our earnings would be adversely impacted

In the event that our loan customers do not repay their loans according to their terms, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, including expenses of collecting the loan and managing and liquidating the collateral, we could experience significant loan losses or increase our provision for loan losses or both, which could have a material adverse effect on our operating results. At December 31, 2022, our allowance for loan losses was $8.1 million, which represented 0.66% of total loans and 496.88% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on internal and external loan reviews, our historical experience and our evaluation of economic conditions, among other factors. In addition, we make various estimates and assumptions about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. We also make judgments concerning our legal positions and the priority of our liens and security interests in contested legal or bankruptcy proceedings, and at times, we may lack sufficient information to establish adequate specific reserves for loans involved in such proceedings. We base these estimates, assumptions and judgments on information that we consider reliable, but if an estimate, assumption or judgment that we make ultimately proves to be incorrect, additional provisions to our allowance for loan losses may become necessary. In addition, our emphasis on loan and lease growth and on increasing our portfolios of commercial business loans, as well as any future credit deterioration, could require us to increase our allowance for loan losses in the future. In addition, as an integral part of their supervisory and/or examination process, the OCC periodically reviews the methodology for and the sufficiency of the allowance for loan losses. The OCC has the authority to require us to recognize additions to the allowance based on their inclusion, exclusion or modification of risk factors or differences in judgments of information available to them at the time of their examination.

Beginning in 2023, the Company is subject to ASC 326, a new accounting standard for the determination of the adequacy of an allowance for credit losses.  The Company is in the process of implementing the ASC 326 accounting standard, commonly known as CECL.

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

The foreclosure process for loans secured by real estate collateral may adversely impact our recoveries on non-performing loans

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

As of December 31, 2022, we had a net operating loss (“NOL”) carryforward for Illinois, which begins to expire in 2031 and fully expires in 2033 pursuant to changes to Illinois law enacted in 2021. In 2022, we exceeded our Business Plan projection for purposes of deferred tax asset utilization analysis.  Based on our long-term Business Plan, we expect that we will fully utilize the Illinois NOL carryforward before it expires in 2033.  However, changes in applicable tax laws, regulations, macroeconomic conditions or market conditions may adversely affect this conclusion in future periods and there can be no assurance that we will be able to fully realize our deferred tax assets prior to their scheduled expiration under current applicable law.

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

At December 31, 2022, the Bank has met all of these requirements, including the full 2.5% capital conservation buffer.

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

Risks Related to Economic Conditions

Changes to U.S. fiscal or monetary policies will continue to affect our loan and deposit portfolio balances and customer behavior

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

Disruptions in supply chains, the widespread adoption of hybrid-remote work arrangements, reductions in labor force participation and the aforementioned changes to fiscal policy have caused a material increase in inflation of goods and services, including labor.  The increases in domestic and international inflation are likely to result in changes in U.S. and foreign central bank policy with respect to benchmark interest rates such as the Federal Funds Rate and the reduction or termination of open-market securities purchases.  The impact of these future potential actions by government authorities are highly uncertain, and such actions may unfavorably impact our loan and deposit portfolio balances, loan originations and repayment activity, liquidity, and asset quality.

Adverse changes in local economic conditions and adverse conditions in an industry on which a local market in which we do business depends could negatively affect our financial condition or results of operations

Except for our commercial equipment leasing and commercial finance activities, which we conduct on a nationwide basis, and our multi-family lending activities, which we conduct in selected Metropolitan Statistical Areas, including, but not limited to, the Metropolitan Statistical Areas for Chicago, Illinois, Dallas and San Antonio, Texas, Denver, Colorado, and Tampa, Florida, a material portion of our loan and substantially all of our deposit activities are conducted in the Metropolitan Statistical Area for Chicago, Illinois. Our loan and deposit activities are directly affected by, and our financial success depends on, economic conditions within the local markets in which we do business, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions, as a result of COVID-19 or otherwise, or in the condition of an industry on which a local market depends could adversely affect such factors as unemployment rates, business formations and expansions, housing demand, apartment vacancy rates and real estate values in the local market, and this could result in, among other things, a decline in loan and lease demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in loan delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of the collateral for our loans, an increase in our allowance for loan losses and a decline in the net worth and liquidity of our borrowers and guarantors. Any of these factors could negatively affect our financial condition or results of operations.

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

Inflation can have an adverse impact on our business and on our customers

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money.  Over the past year, in response to a pronounced rise in inflation, the Federal Reserve Board has raised certain benchmark interest rates to combat inflation.  As discussed under “—Risks Related to Interest Rates—Changes in market interest rates could adversely affect our financial condition and results of operations,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments.  In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses.  Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.  Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

Risks Related to Environmental and Other Global Matters

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

Our business, financial condition, and results of operations could be adversely affected by natural disasters, health epidemics, and other catastrophic events

We could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic, natural disaster, war, act of terrorism, accident, or other reason. Any of these events could result in the temporary reduction of operations, employees, and customers, which could limit our ability to provide services. Additionally, many of our borrowers may suffer property damage, experience interruption of their businesses or lose their jobs after such events. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value.

Other Risks Related to Our Business

We are required to transition from the use of the LIBOR interest rate index

We have certain loans indexed to LIBOR to calculate the loan interest rate.  At December 31, 2022, we had $58.8 million, or 4.8%, of our loan portfolio indexed to LIBOR.  The LIBOR index will be discontinued for U.S. Dollar setting effective June 30, 2023. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition. Additionally, since alternative rates are calculated differently, the transition may change our market risk profile, requiring changes to risk and pricing models.

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

We could record future losses on our investment securities portfolio

A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these and other securities constitutes a credit related impairment, which could result in material losses to us. These factors include, but are not limited to, failure by the issuer to make scheduled interest payments, the issuer of the securities and their creditworthiness, any changes to the rating of the security and any adverse conditions specifically related to the security that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers deteriorates and there remains limited liquidity for these securities.  During the year ended December 31, 2022, we incurred other comprehensive losses of $6.1 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

The residual impacts of the novel COVID-19 outbreak, and associated governmental responses, could adversely affect our financial condition and results of operations

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have continued to affect the macroeconomic environment, both nationally and in the Company’s existing geographic footprint.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business at 20 banking offices located in the Chicago metropolitan area, and from a corporate office.  We own all of our banking offices other than our corporate office in Burr Ridge and our Chicago-Lincoln Park and Northbrook banking offices, which are leased. We also operate commercial credit origination and customer service offices for the Commercial Finance, Commercial Real Estate and Equipment Finance Divisions of the Bank, all of which are leased. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

In July 2022, we opened a branch in Flossmoor, Illinois to serve both our Hazel Crest and Flossmoor communities.  Accordingly we announced in 2022, that we will be closing our Hazel Crest branch in January 2023.  We also announced that we will be closing our Naperville branch in January 2023.

We believe our remaining facilities in the aggregate are suitable and adequate to operate our banking and related business. Additional information with respect to premises and equipment is presented in Note 6 of "Notes to Consolidated Financial Statements" in Item 8 of this Annual Report on Form 10-K.

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

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of January 31, 2023 was 975. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Recent Sales of Unregistered Securities

The Company had no sales of unregistered stock during the year ended December 31, 2022.

Repurchases of Equity Securities

As of December 31, 2022, the Company had repurchased 7,803,659 shares of its common stock out of the 7,942,771 shares of common stock authorized under the Board's current share repurchase authorization, as amended and extended from time to time. Pursuant to the current share repurchase authorization, there were 139,112 shares of common stock authorized for repurchase as of December 31, 2022.  On January 26, 2023, we extended the expiration date of the share repurchase authorization from April 28, 2023 to July 15, 2023, and increased the total number of shares currently authorized for repurchase under the Share Repurchase Program to 264,112 shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
October 1, 2022 through October 31, 2022	—	$—	—	318,689
November 1, 2022 through November 30, 2022	79,173	9.96	79,173	239,516
December 1, 2022 through December 31, 2022	100,404	9.63	100,404	139,112
	179,577		179,577

ITEM 6.	Reserved

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows focuses on certain factors affecting our consolidated financial condition at December 31, 2022 and 2021, and our consolidated results of operations for the two years ended December 31, 2022. Our consolidated financial statements, the related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.

Overview

2022 in Review

The Company ended 2022 in strong financial and operational condition.  We gained significant momentum in our commercial credit originations and maintained our historical asset quality and credit discipline.  We also maintained operating expense discipline notwithstanding investments in the further expansion of our commercial credit origination capabilities and necessary expenditures for health security and information security.

Financial Results of Operations

We recorded net income of $10.5 million and basic and diluted earnings per common share of $0.80 for the year ended December 31, 2022.  Net interest income before provision for loan losses increased by $7.0 million (16.1%) to $50.8 million due to growth in the loan and investment securities portfolios, and higher yields on loan originations and investment securities.  Noninterest income increased by $287,000 (5.0%) to $6.0 million due to increases in income from deposit services, trust, insurance and investment services and bank-owned life insurance death benefit proceeds.  Noninterest expense remained stable at $41.1 million, compared to $40.9 million in 2021.

Loan Portfolio

For the year ended 2022, total loans increased by $182.5 million (17.5%) to $1.227 billion.  Total commercial loans and leases increased by $63.0 million (12.9%) to $552.5 million, reflecting our increasing emphasis on commercial and industrial lending.  Total multi-family mortgages and nonresidential real estate loans increased by $126.6 million (23.9%) to $656.0 million due to increased loan originations and reduced portfolio prepayment rates.  Total other loans decreased by $7.1 million (22.4%) due to our cessation of residential mortgage lending and continued prepayments of existing residential mortgage loans.

Asset Quality

Our asset quality remained stable in 2022.  The ratio of nonperforming loans to total loans was 0.13% and the ratio of nonperforming assets to total assets was 0.13% at December 31, 2022. The provision for loan losses increased by $3.1 million in 2022 primarily due to loan portfolio growth and a modest decline in macroeconomic factors as of December 31, 2022. Our allowance for loan losses increased to 0.66% of total loans at December 31, 2022, compared to 0.64% at December 31, 2021.

Deposit Portfolio

Total deposits decreased by $113.5 million (7.6%) primarily due to the reduced liquidity of commercial depositors and declines in retail money market deposit account balances accumulated during the COVID-19 pandemic.  Core deposits were 86.4% of total deposits, with noninterest-bearing demand deposits representing 20.4% of total deposits.

Capital Adequacy

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 9.73% at December 31, 2022. Throughout 2022, the Company maintained its quarterly dividend rate at $0.10 per common share. The Company repurchased 485,888 common shares during the year ended December 31, 2022, which represented 3.7% of the common shares that were outstanding on December 31, 2021. The Company’s book value per share remained at $11.90 per share at December 31, 2022.

Goals for 2023

We expect to further accelerate our growth in commercial loans and leases as we continue to realize the benefits of our investments in Commercial Finance and Equipment Finance capabilities that we began implementing in 2021. The growth in commercial loan and lease originations in 2022 is an encouraging sign of the potential contributions of these initiatives to growth in our earnings and loan portfolio balances.

We will continue our focus on growth in commercial deposit account relationships and related noninterest income services, particularly Treasury Services products aligned with our commercial credit originations activities.  We also expect that the expansion of our Trust Department capabilities will continue to provide growth in noninterest income, especially as we introduce our capabilities to our expanding portfolio of business customers.

We will expect to place less reliance on physical locations, and increase our use of proven technology, to improve the breadth, effectiveness and efficiency of customer service delivery. We recognize the importance of carefully managing information security and other risks inherent to information technology.

We expect further volatility in market interest rates, loan demand and deposit balances resulting from changes in U.S. Government and Federal Reserve Bank policies during 2023.  We believe we are well prepared for increases or decreases in interest rates and changes to market liquidity conditions, but we are mindful of the unpredictable outcomes of government policy changes intended to address anomalies in inflation and labor conditions. We will maintain our focus on operating expense efficiency and asset quality to the maximum extent feasible given the expected economic environment and our business plan priorities.

We believe that the cumulative impact of our business plan activities will achieve further growth in our portfolios and in our results of operations commensurate with our long-term objectives for the Company.

SELECTED FINANCIAL DATA

The following information is derived from the audited consolidated financial statements of the Company. For additional information, please refer to the Consolidated Financial Statements of the Company and related notes included in Item 8 of this Annual Report.

	At and For the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$1,575,137	$1,700,682	$1,596,842
Loans, net	1,226,743	1,044,207	1,002,578
Securities, at fair value	210,338	85,694	23,829
Deposits	1,374,934	1,488,431	1,393,544
Borrowings	—	5,000	4,000
Subordinated notes, net of unamortized issuance costs	19,634	19,590	—
Equity	151,671	157,466	172,930

Selected Operating Data:
Interest income	$55,296	$46,566	$52,875
Interest expense	4,481	2,794	6,988
Net interest income	50,815	43,772	45,887
Provision for (recovery of) loan losses	1,828	(1,240)	55
Net interest income after provision for (recovery of) loan losses	48,987	45,012	45,832
Noninterest income	5,976	5,689	5,366
Noninterest expense	41,128	40,943	38,438
Income before income taxes	13,835	9,758	12,760
Income tax expense (1)	3,341	2,348	3,597
Net income	$10,494	$7,410	$9,163
Basic and diluted earnings per common share	$0.80	$0.53	$0.61

	At and For the Years Ended December 31,
	2022	2021	2020
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.64%	0.45%	0.59%
Return on equity (ratio of net income to average equity)	6.78	4.47	5.27
Net interest rate spread (2)	3.12	2.70	2.91
Net interest margin (3)	3.23	2.78	3.09
Efficiency ratio (4)	72.42	82.78	75.00
Noninterest expense to average total assets	2.51	2.49	2.48
Average interest-earning assets to average interest-bearing liabilities	138.05	139.96	138.79
Dividends declared per share	$0.40	$0.40	$0.40
Dividend payout ratio	49.85%	75.83%	65.28%
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.13%	0.09%	0.09%
Nonperforming loans to total loans	0.13	0.07	0.12
Allowance for loan losses to nonperforming loans	496.88	895.33	634.81
Allowance for loan losses to total loans	0.66	0.64	0.77
Net (charge-offs) recoveries to average loans outstanding	(0.04)	0.02	0.01
Capital Ratios:
Equity to total assets at end of period	9.63%	9.26%	10.83%
Average equity to average assets	9.44	10.11	11.23
Tier 1 leverage ratio (Bank only)	10.31	9.91	10.10
Other Data:
Number of full-service offices	20	19	19
Employees (full-time equivalents)	203	221	210

(1)	Income tax expense for the year ended December 31, 2021 includes a $200,000 valuation reserve recovery related to the Company's Illinois NOL carryforward. Income tax expense for the year ended December 31, 2020 includes a $200,000 valuation reserve related to the Company's Illinois NOL carryforward.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets include nonperforming loans and foreclosed assets.

Results of Operations

Net Income

We recorded net income of $10.5 million for the year ended December 31, 2022, compared to net income of $7.4 million for 2021. The increase in net income was primarily due to increased net interest income and increased noninterest income.  Our basic and diluted earnings per share of common stock were $0.80 for the year ended December 31, 2022, compared to $0.53 per share of common stock for the year ended December 31, 2021.

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

	Years Ended December 31,
	2022			2021
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,113,464	$48,562	4.36%	$1,035,672	$45,188	4.36%
Securities	165,453	2,658	1.61	22,865	232	1.01
Stock in FHLB and FRB	7,490	349	4.66	7,490	340	4.54
Other	288,427	3,727	1.29	509,997	806	0.16
Total interest-earning assets	1,574,834	55,296	3.51	1,576,024	46,566	2.95
Noninterest-earning assets	63,391			65,352
Total assets	$1,638,225			$1,641,376
Interest-bearing Liabilities:
Savings deposits	$206,009	215	0.10	$193,481	119	0.06
Money market accounts	323,312	1,323	0.41	321,189	455	0.14
NOW accounts	395,599	1,232	0.31	366,044	503	0.14
Certificates of deposit	194,458	917	0.47	226,602	1,150	0.51
Total deposits	1,119,378	3,687	0.33	1,107,316	2,227	0.20
Borrowings and Subordinated Notes	21,365	794	3.72	18,741	567	3.03
Total interest-bearing liabilities	1,140,743	4,481	0.39	1,126,057	2,794	0.25
Noninterest-bearing deposits	315,835			323,829
Noninterest-bearing liabilities	26,957			25,622
Total liabilities	1,483,535			1,475,508
Equity	154,690			165,868
Total liabilities and equity	$1,638,225			$1,641,376
Net interest income		$50,815			$43,772
Net interest rate spread (1)			3.12%			2.70%
Net interest-earning assets (2)	$434,091			$449,967
Net interest margin (3)			3.23%			2.78%
Ratio of interest-earning assets to interest-bearing liabilities	138.05%			139.96%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Net interest income increased by $7.0 million, or 16.1%, to $50.8 million for the year ended December 31, 2022, from $43.8 million for the year ended December 31, 2021. Loan interest income for the years ended December 31, 2022 included amortized net costs of $108,000, compared to amortized fees of $484,000 in 2021, which included $794,000 amortized income from Paycheck Protection Program loans, compared to Paycheck Protection Program amortized fees of $208,000 in 2022.  The increase in net interest income was due in substantial part to the increase in the weighted average yield on interest-earning assets and increase in average balance of securities. Our net interest rate spread increased 42 basis points to 3.12% for the year ended December 31, 2022, from 2.70% for 2021. Our net interest margin increased 45 basis points to 3.23% for the year ended December 31, 2022, from 2.78% for 2021. The yield on interest-earning assets increased 56 basis points, or 19.0%, to 3.51% for the year ended December 31, 2022, from 2.95% for 2021. The cost of interest-bearing liabilities increased 14 basis points, or 56.0%, to 0.39% for the year ended December 31, 2022, from 0.25% for 2021. Total average interest-earning assets decreased $1.2 million to $1.575 billion for the year ended December 31, 2022, from $1.576 billion for 2021. Our average interest-bearing liabilities increased $14.7 million to $1.141 billion for the year ended December 31, 2022, from $1.126 billion for 2021.

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

	Years Ended December 31,
	2022 vs. 2021
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$3,374	$—	$3,374
Securities	2,215	211	2,426
Stock in FHLB and FRB	—	9	9
Other	(499)	3,420	2,921
Total interest-earning assets	5,090	3,640	8,730
Interest-bearing liabilities:
Savings deposits	8	88	96
Money market accounts	3	865	868
NOW accounts	45	684	729
Certificates of deposit	(150)	(83)	(233)
Borrowings and Subordinated notes	86	141	227
Total interest-bearing liabilities	(8)	1,695	1,687
Change in net interest income	$5,098	$1,945	$7,043

Provision for Loan Losses

We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of collateral and credit guarantees, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses to maintain the allowance.

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

We recorded a provision for loan losses of $1.8 million for the year ended December 31, 2022, compared to a recovery of loan losses of $1.2 million for the year ended December 31, 2021. The provision for or recovery of loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment increased by $1.4 million, or 21.6%, to $8.1 million at December 31, 2022 from $6.7 million at December 31, 2021. The loans collectively evaluated for impairment increased $182.1 million, or 17.4%, to $1.231 billion at December 31, 2022 from $1.048 billion at December 31, 2021. Net charge-offs were $414,000 for the year ended December 31, 2022, compared to net recoveries of $204,000 for the year ended December 31, 2021. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies,” “Risk Classification of Loans” and “Allowance for Loan Losses.” There were no reserves established for loans individually evaluated for impairment at December 31, 2022, compared to $30,000 of reserves at December 31, 2021.

The allowance for loan losses as a percentage of nonperforming loans was 496.88% at December 31, 2022, compared to 895.33% at December 31, 2021.

Noninterest Income

	Years Ended December 31,
	2022	2021	Change
	(Dollars in thousands)
Deposit service charges and fees	$3,271	$3,184	$87
Loan servicing fees	590	731	(141)
Mortgage brokerage and banking fees	38	35	3
Trust and insurance commissions and annuities income	1,153	1,136	17
(Loss) earnings on bank-owned life insurance	(39)	114	(153)
Bank-owned life insurance death benefit	446	—	446
Other	517	489	28
Total noninterest income	$5,976	$5,689	$287

Our noninterest income increased by $287,000, or 5.0%, to $6.0 million for the year ended December 31, 2022, from $5.7 million in 2021.  Loan servicing fees decreased $141,000, or 19.3%, to $590,000 for the year ended December 31, 2022, from $731,000 in 2021, due to lower loan commitment and other fees collected in 2022. In the second quarter of 2022, the Bank recorded income from a death benefit on a bank-owned life insurance policy in the amount of $446,000 as a result of the death of a former Bank officer.

Noninterest Expense

	Years Ended December 31,
	2022	2021	Change
	(Dollars in thousands)
Compensation and benefits	$21,576	$22,638	$(1,062)
Office occupancy and equipment	7,981	7,524	457
Advertising and public relations	690	742	(52)
Information technology	3,566	3,083	483
Professional fees	1,292	1,336	(44)
Supplies, telephone and postage	1,393	1,615	(222)
FDIC insurance premiums	467	478	(11)
Other	4,163	3,527	636
Total noninterest expense	$41,128	$40,943	$185

Noninterest expense increased by $185,000, or 0.5%, to $41.1 million for the year ended December 31, 2022, from $40.9 million for the year ended December 31, 2021.  Compensation and benefits expense decreased $1.1 million, or 4.7%, to $21.6 million for the year ended December 31, 2022, compared to $22.6 million in 2021, primarily due to reduction in the number of full-time equivalent employees to 203 at December 31, 2022, from 221 at December 31, 2021, combined with increased deferred compensation due to the significant increase in the volume of loan originations in 2022 versus 2021.  Office occupancy and equipment expense increased $457,000, or 6.1%, to $8.0 million for the year ended December 31, 2022, from $7.5 million, for the year ended December 31, 2021, primarily due to increased real estate taxes and rental expense. Information technology expense increased $483,000, or 15.7%, to $3.6 million for the year ended December 31, 2022, from $3.1 million, for the year ended December 31, 2021, primarily due to the purchase and implementation of software to support the expansion of our commercial credit origination capabilities and data communication conversion expense.  Supplies, telephone and postage expense decreased $222,000, or 13.7% due to the completion of our telephone upgrade and conversion of our telephone and data systems and the discontinuance of the need to operate concurrent systems. Other noninterest expense increase of $636,000, or 18.0%, primarily due to a $750,000 loss reserve related to a fraud involving a single commercial customer in the third quarter of 2022.

Income Taxes

For the year ended December 31, 2022, we recorded income tax expense of $3.3 million, compared to $2.3 million recorded in 2021. The effective tax rate for the year ended December 31, 2022 was 24.15%, compared to 24.07% for 2021.

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Total assets decreased $125.5 million, or 7.4%, to $1.575 billion at December 31, 2022, from $1.701 billion at December 31, 2021. The decrease in total assets was primarily due to a decrease in cash and cash equivalents, partially offset by increases in securities and loans receivable. Cash and cash equivalents decreased $435.4 million to $66.8 million at December 31, 2022, from $502.2 million at December 31, 2021, while securities and loans receivable increased $124.6 million and $182.5 million, respectively. Securities increased $124.6 million, to $210.3 million at December 31, 2022, from $85.7 million at December 31, 2021, due to the purchase of $93.4 million of U.S. Treasury Notes and $40.0 million of U.S. government-sponsored agency securities during the year ended December 31, 2022.

Our loan portfolio consists primarily of multi-family mortgage, nonresidential real estate, commercial loans and leases, which together totaled 98.0% of gross loans at December 31, 2022.  Multi-family mortgage loans increased by $110.2 million, or 25.9%; nonresidential real estate loans increased $16.5 million, or 16.0%; commercial loans and leases increased $63.0 million, or 12.9%; and one-to-four family residential mortgage loans decreased by $7.0 million, or 23.4%.  The increase in multi-family loans was due to $223.8 million of originations, partially offset by payments and payoffs of $113.4 million. The increase in commercial loans and leases was primarily due to increases in commerical loans, asset-based lending products, and governmental, middle market and small ticket leases.

Our allowance for loan losses increased by $1.4 million, 21.1%, to $8.1 million at December 31, 2022, from $6.7 million at December 31, 2021. The increase was primarily due to loan portfolio growth and a modest decline of macroeconomic factors at December 31, 2022.

Total liabilities decreased $119.8 million, or 7.8%, to $1.423 billion at December 31, 2022, from $1.543 billion at December 31, 2021, primarily due to decreases in total deposits and borrowings. Total deposits decreased $113.5 million, or 7.6%, to $1.375 billion at December 31, 2022, from $1.488 billion at December 31, 2021, primarily due to the reduced liquidity of commercial depositors and declines in retail money market deposit account balances accumulated during the COVID-19 pandemic. Core deposits were 86.4% of total deposits, with noninterest-bearing demand deposits representing 20.4% of total deposits. Money market accounts decreased $30.5 million, or 9.2%, to $302.9 million at December 31, 2022, from $333.4 million at December 31, 2021. Noninterest-bearing demand deposits decreased $61.6 million, or 18.0%, to $280.6 million at December 31, 2022, from $342.2 million at December 31, 2021. Retail certificates of deposit decreased $16.9 million, or 8.3%, to $186.5 million at December 31, 2022, from $203.5 million at December 31, 2021.

Total stockholders’ equity was $151.7 million at December 31, 2022, compared to $157.5 million at December 31, 2021. The decrease in total stockholders’ equity was primarily due to a $6.2 million increase, net of tax, of accumulated other comprehensive loss on our securities portfolio, the impact of our repurchase of 485,888 shares of our common stock at a total cost of $4.9 million, and our declaration and payment of cash dividends totaling $5.2 million, during the year ended December 31, 2022. These items were partially offset by net income of $10.5 million that we recorded for the year ended December 31, 2022.

Securities

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

At December 31, 2022, our mortgage-backed securities and collateralized mortgage obligations (“CMOs”) reflected in the following table were issued by U.S. government-sponsored enterprises and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the federal government has affirmed its commitment to support. All securities reflected in the table were classified as available-for-sale at December 31, 2022 and 2021.

The following table sets forth the composition, amortized cost and fair value of our securities.

	At December 31,
	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Securities:
Certificates of deposits	$2,233	$2,233	$2,728	$2,728
Municipal securities	240	225	—	—
U.S. Treasury Notes	170,906	163,103	76,621	76,553
U.S. government-sponsored agencies	40,000	39,699	—	—

Mortgage-backed securities:
Mortgage-backed securities - residential	3,997	3,881	4,660	4,833
CMOs and REMICs - residential	1,223	1,197	1,576	1,580

	$218,599	$210,338	$85,585	$85,694

Portfolio Maturities and Yields

The composition and maturities of the securities portfolio at December 31, 2022 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities:
Certificates of deposits	$2,233	3.85%	$—	—%	$—	—%	$—	—%
Municipal securities	—	—	240	1.50	—	—	—	—
U.S. Treasury Notes	37,103	2.11	133,803	1.49	—	—	—	—
U.S. government-sponsored agencies	22,000	3.43	18,000	4.68	—	—	—	—

Mortgage-backed securities:
Fannie Mae	—	—	899	2.88	438	5.83	869	6.33
Freddie Mac	—	—	5	4.53	—	—	310	5.31
Ginnie Mae	—	—	—	—	—	—	1,476	3.97
CMOs and REMICs	17	5.08	10	4.95	—	—	1,196	4.41

Total securities	$61,353	2.65%	$152,957	1.87%	$438	5.83%	$3,851	4.75%

As a national bank, the Bank is a member of the Federal Reserve System. The aggregate cost of our FRB common stock as of December 31, 2022 was $4.7 million based on its par value. The Bank is also a member of the FHLB System. Members of the FHLB System are required to hold a certain amount of common stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2022 was $2.8 million based on its par value. As a member of the FHLB, we are required to own a specific minimum amount of stock based on the level of borrowings and other factors.  At December 31, 2022, we owned 9,601 shares of FHLB common stock in excess of the specified minimum amount. There is no market for FRB and FHLB common stock. There were no purchases or redemptions of FRB and FHLB capital stock during 2021 or 2022.

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

The following table sets forth the composition of our loan portfolio by type of loan.

	At December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential	$23,094	1.87%	$30,133	2.87%	$41,691	4.13%
Multi-family mortgage	536,295	43.49	426,136	40.56	452,241	44.78
Nonresidential real estate	119,660	9.70	103,172	9.82	108,658	10.76
Construction and land	160	0.01	—	—	499	0.05
Commercial loans and leases	552,494	44.80	489,512	46.59	405,057	40.10
Consumer	1,584	0.13	1,685	0.16	1,812	0.18
	1,233,287	100.00%	1,050,638	100.00%	1,009,958	100.00%
Net deferred loan origination costs	1,585		284		371
Allowance for loan losses	(8,129)		(6,715)		(7,751)
Total loans, net	$1,226,743		$1,044,207		$1,002,578

Although we originate loans and leases in a number of States, our primary lending area for regulatory purposes consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We currently derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area.  At December 31, 2022, $308.5 million, or 57.5%, of our multi-family mortgage loans were in the Metropolitan Statistical Area for Chicago, Illinois; $77.0 million, or 14.4%, were in Texas; $74.4 million, or 13.9%, were in Florida; and $28.1 million, or 5.2%, were in North Carolina.  This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.  We engage in certain types of commercial lending and commercial equipment finance activities on a nationwide basis.

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2022. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Due in One Year or Less	After One Year Through Five Years	After Five Through 15 Years	After 15 Years	Total
	(In thousands)
Scheduled Repayments of Loans:
One-to-four family residential	$1,523	$5,335	$9,644	$6,592	$23,094
Multi-family mortgage	20,076	60,870	170,627	284,722	536,295
Nonresidential real estate	21,489	84,325	12,195	1,651	119,660
Construction and land	160	—	—	—	160
Commercial loans and leases	222,795	321,128	8,400	171	552,494
Consumer	270	766	548	—	1,584
	$266,313	$472,424	$201,414	$293,136	$1,233,287

Total
Loans Maturing After One Year:
Predetermined (fixed) interest rates	$410,114
Adjustable interest rates	556,860
$966,974

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At December 31, 2022, we had two equipment finance relationships involving three leases and a recorded investment of $233,000 that were classified as as 90 days or more delinquent and still accruing.

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

As part of the asset classification process, we develop an exit strategy for real estate collateral and other foreclosed assets by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as-is,” “as-stabilized” or “as-improved” basis is most likely to produce the highest net realizable value. If we determine that the “as-stabilized” or “as-improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of December 31, 2022, substantially all impaired real estate loan collateral and foreclosed assets were valued on an “as-is basis.”

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

Nonperforming Assets Summary

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	At December 31,
	2022	2021	2020
	(Dollars in thousands)
Nonaccrual loans
One-to-four family residential	$92	$367	$925
Nonresidential real estate	—	297	296
Commercial loans and leases	1,306	76	—
Consumer	5	—	—
	1,403	740	1,221

Loans past due over 90 days, still accruing	233	10	—

Foreclosed assets - OREO	472	—	157
Other foreclosed assets	4	725	—

Total nonperforming assets	$2,112	$1,475	$1,378

Ratios
Allowance for loan losses to total loans	0.66%	0.64%	0.77%
Allowance for loan losses to nonperforming loans	496.88	895.33	634.81
Nonperforming loans to total loans	0.13	0.07	0.12
Nonperforming assets to total assets	0.13	0.09	0.09
Nonaccrual loans to total loans	0.11	0.07	0.12
Nonaccrual loans to total assets	0.09	0.04	0.08

Nonperforming Assets

Nonperforming assets totaled $2.1 million at December 31, 2022, and $1.5 million at December 31, 2021.   One residential loan, one nonresidential loan, and one small ticket lease with recorded balances of $791,000 were transferred to foreclosed assets during the year ended December 31, 2022. We ceased making residential loans in 2017.  We continue to experience modest quantities of defaults on our legacy residential loan portfolios principally due either to the borrower’s personal financial condition or death, and/or deteriorated collateral value.

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

In accordance with the FFIEC Prudent Commercial Real Estate Loan Accommodations and Workouts guidance, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a nonperforming note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year of the restructuring that the historical payment performance has been established.

Troubled Debt Restructurings

The Company had no TDRs at December 31, 2022 and 2021.  Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to US GAAP.  In addition, the Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (“OCC Bulletin 2020-50”) provides more limited circumstances in which a loan modification is not subject to classification as a TDR and also defined the circumstances where the borrower’s loan is reported as current on loan payments. Pursuant to these new capabilities, we developed several loan forbearance programs to assist borrowers with managing cash flows disrupted due to COVID-19.

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

Based on a review of our loans at December 31, 2022, classified loans consisted of $4.4 million of Substandard loans on accrual status, including a single $3.8 million Chicago, Illinois MSA commercial asset-based line of credit, and $1.4 million of loans placed on nonaccrual status.  As of December 31, 2022, we had $1.5 million of loans designated as Special Mention.

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

Net Charge-offs and Recoveries

The following table sets forth activity in our allowance for loan losses.

	At or For the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Balance at beginning of year	$6,715	$7,751	$7,632
Charge-offs
One-to-four family residential real estate	(76)	(3)	(9)
Nonresidential real estate	(192)	(7)	—
Commercial loans and leases	(156)	(93)	—
Consumer	(61)	(29)	(62)
	(485)	(132)	(71)
Recoveries
One-to-four family residential real estate	11	211	37
Multi-family mortgage	20	33	94
Nonresidential real estate	4	—	—
Commercial loans and leases	20	90	4
Consumer	16	2	—
	71	336	135
Net (charge-offs) recoveries	(414)	204	64
Provision for (recovery of) loan losses	1,828	(1,240)	55
Balance at end of year	$8,129	$6,715	$7,751

Ratios
Total net (charge-offs) recoveries to average loans outstanding	(0.04)%	0.02%	0.01%
Net (charge-offs) recoveries to average loans outstanding by portfolio:
One-to-four family residential real estate	(0.25)%	0.59%	0.06%
Multi-family mortgage	—%	0.01%	0.02%
Nonresidential real estate	(0.17)%	(0.01)%	—%
Commercial loans and leases	(0.03)%	—%	—%
Consumer	(2.83)%	(1.49)%	(3.19)%

We recorded a provision for loan losses of $1.8 million in 2022, compared to a recovery of loan losses of $1.2 million in 2021.  The provision for or recovery of loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The portion of the allowance for loan losses attributable to loans collectively evaluated for impairment increased $1.4 million, or 21.6%, to $8.1 million at December 31, 2022 from $6.7 million at December 31, 2021. There was no reserve established for loans individually evaluated for impairment at December 31, 2022, compared to a reserve of $30,000 at December 31, 2021. Net charge-offs  were $414,000 for the year ended December 31, 2022 compared to net recoveries of $204,000 for the year ended December 31, 2021.

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

	At December 31,
	2022			2021			2020
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential	$281	$23,094	1.87%	$331	$30,133	2.87%	$518	$41,691	4.13%
Multi-family mortgage	4,013	536,295	43.49	3,377	426,136	40.56	4,062	452,241	44.78
Nonresidential real estate	1,234	119,660	9.70	1,311	103,172	9.82	1,569	108,658	10.76
Construction and land	4	160	0.01	—	—	—	12	499	0.05
Commercial loans and leases	2,548	552,494	44.80	1,652	489,512	46.59	1,536	405,057	40.10
Consumer	49	1,584	0.13	44	1,685	0.16	54	1,812	0.18
	$8,129	$1,233,287	100.00%	$6,715	$1,050,638	100.00%	$7,751	$1,009,958	100.00%

Sources of Funds

Deposits. At December 31, 2022, our deposits totaled $1.375 billion. Interest-bearing deposits totaled $1.094 billion and noninterest-bearing demand deposits totaled $280.6 million. NOW, savings and money market accounts totaled $907.8 million. At December 31, 2022, we had $186.5 million of certificates of deposit outstanding, of which $129.8 million had maturities of one year or less. Although a significant portion of our certificates of deposit are shorter-term certificates of deposit, we believe, based on historical experience and our current pricing strategy, that we will retain a significant portion of the non-brokered accounts upon maturity.

The following table sets forth the distribution of total deposit accounts, by account type.

	Years Ended December 31,
	2022			2021
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand:
Retail	$157,210	10.96%	—%	$153,398	10.72%	—%
Commercial	158,625	11.05	—	170,431	11.91	—
Total noninterest-bearing demand	315,835	22.01	—	323,829	22.63	—
Savings deposits	206,009	14.35	0.10	193,481	13.52	0.06
Money market accounts	323,312	22.53	0.41	321,189	22.44	0.14
Interest-bearing NOW accounts	395,599	27.56	0.31	366,044	25.58	0.14
Certificates of deposit	194,458	13.55	0.47	226,602	15.83	0.51
	$1,435,213	100.00%		$1,431,145	100.00%

The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2022:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $250,000	$37,939	$27,432	$47,904	$49,286	$162,561
Certificates of deposit of $250,000 or more	8,880	2,542	5,100	7,441	23,963
Total certificates of deposit	$46,819	$29,974	$53,004	$56,727	$186,524

At December 31, 2022 and 2021 we have $304.6 million and $359.8 million of uninsured deposits; our only uninsured deposits are those in excess of the FDIC insurance limits of $250,000.

Borrowings Outstanding.  In 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031.

At December 31, 2022 we had no FHLB advances, compared to $5.0 million of FHLB advances at zero interest rate at December 31, 2021.

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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. We emphasize the origination of multi-family residential real estate loans,  nonresidential real estate loans, commercial loans, commercial equipment leases and other asset finance transactions.  These assets generally feature repricing periods of five years or less and amortizing principal payments, resulting in greater liquidity due to shorter effective durations, including the effects of loan prepayments. Further, we primarily invest in shorter-duration securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as credit exposures with variable rates of interest or short-duration scheduled repayment terms, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Finally, we have classified our entire investment portfolio as available-for-sale to provide flexibility in liquidity management.

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

Quantitative Analysis. The following table sets forth, as of December 31, 2022, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(42,664)	(16.09)%	$721	1.23%
+300	(23,452)	(8.84)	664	1.14
+200	(10,913)	(4.12)	565	0.97
+100	(3,033)	(1.14)	440	0.75
0
-100	(4,577)	(1.73)	403	0.69

The table set forth above indicates that at December 31, 2022, in the event of an immediate 100 basis point decrease in interest rates, the Bank would be expected to experience a 1.73% decrease in NPV and a $403,000 increase in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 4.12% decrease in NPV and a $565,000 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment of multi-family mortgage loans, nonresidential real estate loans, commercial loans and leases and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2022 and 2021, our loans originated or purchased for investment (including draws on lines of credit) totaled $1.252 billion and $879.1 million, respectively. Purchases of securities totaled $136.1 million and $79.1 million for the years ended December 31, 2022 and 2021, respectively. These activities were funded primarily by principal repayments on loans and securities.

During the years ended December 31, 2022 and 2021, principal repayments on loans (including repayments on lines of credit) totaled $1.068 billion and $834.0 million, respectively. During the years ended December 31, 2022 and 2021, principal repayments on securities totaled $1.0 million and $1.8 million, respectively. During the years ended December 31, 2022 and 2021, proceeds from maturities of securities totaled $2.9 million and $20.2 million, respectively. There were no sales of loans or securities during the year ended December 31, 2022.

Loan origination commitments totaled $24.5 million at December 31, 2022, and consisted of $14.4 million of fixed-rate loans and $10.1 million of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers totaled $129.6 million and $7.6 million, respectively, at December 31, 2022. At December 31, 2022, there were no commitments to sell mortgages.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other terms and conditions on deposit products offered by our banking competitors, and other factors, including government fiscal stimulus payments to households and businesses. We had net deposit decrease of $113.5 million for the year ended December 31, 2022 and an increase of $94.9 million for the year ended December 31, 2021.  Certificates of deposit that are scheduled to mature in one year or less at December 31, 2022 totaled $129.8 million.

We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and may utilize additional sources of funds through FHLB advances, of which none were outstanding at December 31, 2022. At December 31, 2022, we had the ability to borrow an additional $372.2 million under our credit facilities with the FHLB.  We also have the ability to pledge U.S. Treasury Notes and U.S. government-sponsored agencies of $198.7 million for FHLB advances. Finally, at December 31, 2022, we had a line of credit available with the FRB. At December 31, 2022, there was no outstanding balance on this credit line.

Liquidity Management - Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $8.5 million of cash and cash equivalents and any cash dividends it may receive from the Bank.  In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.75%, with a minimum rate of 2.40%. The line of credit has been extended since its original maturity date and the current maturity date is March 30, 2023. The line of credit had no outstanding balance at December 31, 2022.  The Company issued $20.0 million of subordinated notes in April of 2021.

During 2022, we paid $4.9 million to repurchase shares of our common stock and paid $5.2 million in cash dividends to stockholders, using dividends received from the Bank.

As of December 31, 2022, we were not aware of any known trends, events or uncertainties that had, or were reasonably likely to have, a material impact on our liquidity. As of December 31, 2022, we had no other material commitments for capital expenditures.

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

In addition, the federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. A banking organization that had a leverage ratio of 9% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework  A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.   As of December 31, 2022, the Bank's Community Bank Leverage Ratio was 10.31%.

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

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“ CCB”). The minimum CCB is 2.5%.  As of December 31, 2022 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

Capital Management - Company. Total stockholders’ equity was $151.7 million at December 31, 2022, compared to $157.5 million at December 31, 2021. The decrease in total stockholders’ equity was primarily due to a $6.2 million increase, net of tax, of accumulated other comprehensive loss on our securities portfolio, the impact of our repurchase of 485,888 shares of our common stock at a total cost of $4.9 million, and our declaration and payment of cash dividends totaling $5.2 million, during the year ended December 31, 2022. These items were partially offset by net income of $10.5 million that we recorded for the year ended December 31, 2022.

Cash Dividends. Our Board of Directors declared four quarterly cash dividends totaling $5.2 million during 2022, consisting of a cash dividend of $0.10 per share for each quarter of 2022.

Stock Repurchase Program.  As of December 31, 2022, the Company had repurchased 7,803,659 shares of its common stock out of the 7,942,771 shares of common stock authorized under the current share repurchase authorization, as amended and extended from time to time. Pursuant to the current share repurchase authorization, there were 139,112 shares of common stock authorized for repurchase as of December 31, 2022.  On January 26, 2023, we extended the expiration date of the Company's share repurchase authorization from April 28, 2023 to July 15, 2023, and increased the total number of shares currently authorized for repurchase under the Share Repurchase Program to 264,112 shares.

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

The Company used the incurred loss method to determine its allowance for loan losses in 2022 and 2021.  The Company’s incurred loss method is a multi-variate model that includes the consideration of historical loss experience and several objective data including levels of, and trends in, past due and classified loans; levels of, and trends in, charge–offs and recoveries; the volume of loans by product type and terms of loans, including any credit concentrations in the loan portfolio and various national and local economic data, trends and conditions.  In addition, pursuant to the incurred loss method, we evaluate credit environmental factors including changes in underwriting standards, market conditions affecting the valuation of collateral, the ability to enforce loan documents and collateral liens upon default via judicial process, and the experience and ability of lending management and other relevant staff. Given the scope and breadth of the analysis and the interrelationships of data elements, it is not possible to quantify the impact on the ALLL based on changes in specific individual inputs.

Beginning in 2023, the Company will be subject to the ASC 326 CECL accounting standard to determine an appropriate level of allowance for credit losses (ACL), which utilizes a model incorporating similar elements as the incurred loss method previously in use, but also new factors including, but not limited to, the amount of total loan commitments, the duration of the loans in the loan portfolio based on maturity dates, estimated cash flows from scheduled loan payments and prepayments, economic forecasts and other factors.

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

As of December 31, 2022, we had an NOL carryforward for Illinois, which begins to expire in 2031 and fully expires in 2033 pursuant to changes to Illinois law enacted in 2021. In 2022 and 2021, we exceeded our Business Plan projection for purposes of deferred tax asset utilization analysis.  Based on our long-term business plan projections, we expect that we will fully utilize the Illinois NOL carryforward before it expires in 2033.  We also performed a stress analysis of our projections as the key known variable in our analysis and determined that we fully utilize the Illinois NOL carryforward by 2033.  Based on our 2022 and 2021 business plan performance, we concluded it is more likely than not that we will be able to achieve the business plan performance required to fully utilize the Illinois NOL carryforward by 2033.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2022, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this assessment, management concludes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

/s/ F. Morgan Gasior	/s/ Paul A. Cloutier
F. Morgan Gasior	Paul A. Cloutier
Chairman of the Board, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of BankFinancial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition BankFinancial Corporation and Subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses-General Component Adjustments

As described in Notes 1 and 4 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses in the loan portfolio. The Company’s allowance for loan losses balance was $8.1 million at December 31, 2022 and consists entirely of a general component. Management estimates the allowance based on loan losses believed to be inherent in the Company’s loan portfolio at the balance sheet date. A specific component is established for any impaired residential non-owner occupied mortgage, multi-family mortgage, nonresidential real estate, construction and land, commercial, and commercial lease loans for which the recorded investment in the loan exceeds the measured value of the loan. Management develops the general component based on historical loan loss experience and adjustments for factors not reflected in the historical loss experience. Historical loss ratios are measured on a weighted, rolling twelve-quarter basis. The adjustments used by the Company include factors specific to the loan class, such as levels of, and trends in, past due and classified loans; levels of, and trends in, charge-offs and recoveries; trends in volume and terms of loans, including any credit concentrations in the loan portfolio; experience and ability of lending management and other relevant staff; and national and local economic trends and conditions. The adjustments require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

We identified the adjustments to historical losses in the allowance for loan losses as a critical audit matter as auditing the underlying adjustments required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the adjustments to historical losses in the allowance for loan losses included the following, among others:

●

We obtained an understanding of the relevant controls related to the allowance for loan losses and tested such controls for design and operating effectiveness, including controls related to management’s establishment, review and approval of the adjustments, and the completeness and accuracy of data used in determining the adjustments.

●	We tested the completeness and accuracy of data used by management in determining the adjustments by agreeing them to internal and external source data.
●

We evaluated the appropriateness of management’s methodology for estimating the allowance for loan losses by evaluating the magnitude and directional consistency of changes, or lack thereof, in the level of adjustments as compared to underlying internal and external information sources.

●	We agreed management’s adjustments to historical loss information to the allowance for loan losses calculation.

/s/ RSM LLP

We have served as the Company's auditor since 2019

Chicago, Illinois

March 9, 2023

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Cash and due from other financial institutions	$12,046	$9,095
Interest-bearing deposits in other financial institutions	54,725	493,067
Cash and cash equivalents	66,771	502,162
Securities, at fair value	210,338	85,694
Loans receivable, net of allowance for loan losses: December 31, 2022, $8,129 and December 31, 2021, $6,715	1,226,743	1,044,207
Foreclosed assets, net	476	725
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises and equipment, net	24,956	25,043
Accrued interest receivable	7,338	4,648
Bank-owned life insurance	18,815	19,129
Deferred taxes	5,175	2,762
Other assets	7,035	8,822
Total assets	$1,575,137	$1,700,682

Liabilities
Deposits
Noninterest-bearing	$280,625	$342,185
Interest-bearing	1,094,309	1,146,246
Total deposits	1,374,934	1,488,431
Borrowings	—	5,000
Subordinated notes, net of unamortized issuance costs	19,634	19,590
Advance payments by borrowers for taxes and insurance	8,674	7,993
Accrued interest payable and other liabilities	20,224	22,202
Total liabilities	1,423,466	1,543,216
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,742,597 shares issued at December 31, 2022 and 13,228,485 shares issued at December 31, 2021	127	132
Additional paid-in capital	85,848	90,709
Retained earnings	71,808	66,545
Accumulated other comprehensive income	(6,112)	80
Total stockholders’ equity	151,671	157,466
Total liabilities and stockholders’ equity	$1,575,137	$1,700,682

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the years ended December 31,
	2022	2021
Interest and dividend income
Loans, including fees	$48,562	$45,188
Securities	2,658	232
Other	4,076	1,146
Total interest income	55,296	46,566
Interest expense
Deposits	3,687	2,227
Subordinated notes	794	567
Total interest expense	4,481	2,794
Net interest income	50,815	43,772
Provision for (recovery of) loan losses	1,828	(1,240)
Net interest income after provision for (recovery of) loan losses	48,987	45,012

Noninterest income
Deposit service charges and fees	3,271	3,184
Loan servicing fees	590	731
Mortgage brokerage and banking fees	38	35
Trust and insurance commissions and annuities income	1,153	1,136
(Loss) earnings on bank-owned life insurance	(39)	114
Bank-owned life insurance death benefit	446	—
Other	517	489
Total noninterest income	5,976	5,689

Noninterest expense
Compensation and benefits	21,576	22,638
Office occupancy and equipment	7,981	7,524
Advertising and public relations	690	742
Information technology	3,566	3,083
Professional fees	1,292	1,336
Supplies, telephone, and postage	1,393	1,615
FDIC insurance premiums	467	478
Other	4,163	3,527
Total noninterest expense	41,128	40,943
Income before income taxes	13,835	9,758
Income tax expense	3,341	2,348
Net income	$10,494	$7,410
Basic and diluted earnings per common share	$0.80	$0.53
Basic and diluted weighted average common shares outstanding	13,071,742	14,031,198

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the years ended December 31,
	2022	2021
Net income	$10,494	$7,410
Unrealized holding loss on securities arising during the period	(8,370)	(182)
Tax effect	2,178	49
Comprehensive loss, net of tax	(6,192)	(133)
Comprehensive income	$4,302	$7,277

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except shares and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	$148	$107,815	$64,754	$213	$172,930
Net income	—	—	7,410	—	7,410
Other comprehensive loss, net of tax effect	—	—	—	(133)	(133)
Repurchase and retirement of common stock (1,541,280 shares)	(16)	(17,106)	—	—	(17,122)
Cash dividends declared on common stock ($0.40 per share)	—	—	(5,619)	—	(5,619)
Balance at December 31, 2021	$132	$90,709	$66,545	$80	$157,466
Net income	—	—	10,494	—	10,494
Other comprehensive loss, net of tax effect	—	—	—	(6,192)	(6,192)
Repurchase and retirement of common stock (485,888 shares)	(5)	(4,861)	—	—	(4,866)
Cash dividends declared on common stock ($0.40 per share)	—	—	(5,231)	—	(5,231)
Balance at December 31, 2022	$127	$85,848	$71,808	$(6,112)	$151,671

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$10,494	$7,410
Adjustments to reconcile to net income to net cash from operating activities
Provision for (recovery of) loan losses	1,828	(1,240)
Depreciation and amortization	1,262	2,072
Net change in net deferred loan origination costs	(1,301)	87
Loss (gain) on sale of foreclosed assets	22	(24)
Foreclosed assets valuation adjustments	31	420
Loss (earnings) on bank-owned life insurance	39	(114)
Net change in:
Deferred income tax	(237)	28
Accrued interest receivable	(2,690)	(703)
Other assets	1,822	1,130
Accrued interest payable and other liabilities	(1,978)	(1,298)
Net cash from operating activities	9,292	7,768
Cash flows used in investing activities
Securities
Proceeds from maturities	2,888	20,230
Proceeds from principal repayments	1,018	1,780
Purchases of securities	(136,071)	(79,124)
Net increase in loans receivable	(183,925)	(40,190)
Loan participation purchased	—	(5,000)
Bank-owned life insurance death benefit	275	—
Proceeds from sale of foreclosed assets	987	3,509
Purchase of premises and equipment, net	(1,944)	(2,335)
Net cash used in investing activities	(316,772)	(101,130)
Cash flows (used in) from financing activities
Net change in:
Deposits	(113,497)	94,887
Borrowings	(5,000)	1,000
Advance payments by borrowers for taxes and insurance	681	(677)
Proceeds from issuance of subordinated notes	—	20,000
Costs paid for issuance of subordinated notes	—	(441)
Repurchase and retirement of common stock	(4,866)	(17,122)
Cash dividends paid on common stock	(5,231)	(5,619)
Net cash (usied in) from financing activities	(127,913)	92,028
Net change in cash and cash equivalents	(435,393)	(1,334)
Beginning cash and cash equivalents	502,162	503,496
Ending cash and cash equivalents	$66,769	$502,162

Supplemental disclosures of cash flow information:
Interest paid	$4,468	$2,708
Income taxes paid	3,518	3,416
Income taxes refunded	(8)	—
Loans transferred to foreclosed assets	791	4,473
Due to broker	—	4,936
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	—	866

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

Factored Receivables: The Company purchases invoices from its factoring customers in schedules or batches. The face value of the invoices purchased or amount advanced is recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered customer reserves. The customer reserves are held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as noninterest-bearing deposits in the Consolidated Statements of Financial Condition. The unpaid principal balances of these receivables were $7.0 million and $187,000 at December 31, 2022 and  December 31, 2021, respectively and are included in commercial loans and leases.  The customer reserves associated with the factored receivables were $1.4 million and $122,000 at December 31, 2022 and December 31, 2021, respectively.

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

Currently the Company is obligated under seven non-cancellable operating lease agreements for branch properties, commercial credit origination and customer service offices and its corporate office.  The leases have varying terms, the longest of which will end in 2032. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised; therefore, they were not considered in the calculation of the ROU asset and lease liability. The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) in the Company's Consolidated Statement of Financial Condition.  The ROU assets are included in other assets and the lease obligations are included in other liabilities in the accompanying Consolidated Statements of Financial Condition.

Other Intangible Assets: Intangible assets acquired in a purchase business combination with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets (“CDI”), are recognized at the time of acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, variables such as deposit servicing costs, attrition rates, and market discount rates are considered. CDI assets are amortized to expense over their useful lives. CDI was fully amortized at December 31, 2021.

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

This analysis is updated quarterly and adjusted as necessary. At December 31, 2022 and 2021, the Company had a net deferred tax asset of $5.2 million and $2.8 million, respectively.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements as of December 31, 2022.

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

Newly Issued Not Yet Effective Accounting Standards

ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments"  ASU 2016-13 implements a change from the current impaired loss model to an expected credit loss model over the life of an instrument, including loans and securities held to maturity. The expected credit loss model is expected to result in earlier recognition of losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 including interim periods with those years. In accordance with the CARES Act, and as amended by the Consolidated Appropriations Act of 2021, we elected to defer adoption of this standard to be effective for fiscal years beginning after December 15, 2022.

Management is finalizing macroeconomic conditions and forecast assumptions to be used in our CECL methodology; however, we expect an initial increase to the allowance for credit losses, including the increase in reserve for unfunded commitments, of approximately 20% to 25% above the existing allowance for loan loss reserve balance as of December 31, 2022.  When finalized, this one-time increase will be recorded, net of tax, as an adjustment to beginning retained earnings in the first quarter of 2023.  Thereafter, further impacts of the CECL methodology will depend on changes in macroeconomic conditions and forecast assumptions, the composition, segmentation and contract duration of the loan portfolio, loan portfolio prepayment rates, loan portfolio credit performance, economic forecasts, borrower compliance with loan covenants and other requirements, and other factors.  We expect to review the CECL model on a periodic basis to ascertain the efficacy of the results of the CECL methodology.

NOTE 2 – EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period.

	For the years ended December 31,
	2022	2021
Net income available to common stockholders	$10,494	$7,410
Basic and diluted weighted average common shares outstanding	13,071,742	14,031,198
Basic and diluted earnings per common share	$0.80	$0.53

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Certificates of deposits	$2,233	$—	$—	$2,233
Municipal securities	240	—	(15)	225
U.S. Treasury Notes	170,906	—	(7,803)	163,103
U.S. government-sponsored agencies	40,000	—	(301)	39,699
Mortgage-backed securities - residential	3,997	27	(143)	3,881
Collateralized mortgage obligations - residential	1,223	—	(26)	1,197
	$218,599	$27	$(8,288)	$210,338
December 31, 2021
Certificates of deposits	$2,728	$—	$—	$2,728
U.S. Treasury Notes	76,621	8	(76)	76,553
Mortgage-backed securities - residential	4,660	173	—	4,833
Collateralized mortgage obligations - residential	1,576	4	—	1,580
	$85,585	$185	$(76)	$85,694

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

	December 31, 2022
	Amortized Cost	Fair Value
Due in one year or less	$61,336	$60,324
Due after one year through five years	152,043	144,936
	213,379	205,260
Mortgage-backed securities - residential	3,997	3,881
Collateralized mortgage obligations - residential	1,223	1,197
	$218,599	$210,338

Securities available-for-sale with unrealized losses not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
December 31, 2022
Municipal securities	1	$225	$(15)	—	$—	$—	1	$225	$(15)
U.S. Treasury Notes	147	104,439	(4,104)	53	58,664	(3,699)	200	163,103	(7,803)
U.S. government-sponsored agencies	9	39,699	(301)	—	—	—	9	39,699	(301)
Mortgage-backed securities - residential	18	3,016	(143)	—	—	—	18	3,016	(143)
Collateralized mortgage obligations - residential	5	1,009	(18)	1	171	(8)	6	1,180	(26)
	180	$148,388	$(4,581)	54	$58,835	$(3,707)	234	$207,223	$(8,288)

December 31, 2021
U.S. Treasury Notes	53	$62,246	$(76)	—	$—	$—	53	$62,246	$(76)

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

U.S. Treasury Notes, U.S. government-sponsored agencies and certain other available-for-sale securities that the Company holds in its investment portfolio were in an unrealized loss position at December 31, 2022, but the unrealized loss was not recognized into income because the U.S. Treasury Notes are backed by the full faith and credit of the United States and the other issuers were high credit quality, the Company does not intend to sell these securities, it is not likely that the Company will be required to sell these securities before their anticipated recovery occurs and the decline in fair value was due to changes in interest rates and other market conditions. The fair values are expected to recover as maturities approach.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE

Loans receivable are as follows:

	December 31,
	2022	2021
One-to-four family residential real estate	$23,094	$30,133
Multi-family mortgage	536,295	426,136
Nonresidential real estate	119,660	103,172
Construction and land	160	—
Commercial loans and leases	552,494	489,512
Consumer	1,584	1,685
	1,233,287	1,050,638
Net deferred loan origination costs	1,585	284
Allowance for loan losses	(8,129)	(6,715)
Loans, net	$1,226,743	$1,044,207

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

Multi-family mortgage loans generally are secured by multi-family rental properties such as apartment buildings, including subsidized apartment units. In general, loan amounts range between $500,000 and $8.5 million at December 31, 2022. Approximately 45% of the collateral is located outside of our primary market area; however, we do not have a concentration in any single market in excess of 25% of our loan portfolio outside of our primary market area. In underwriting multi-family mortgage loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), the age and condition of the collateral, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar properties and, proximity to diverse employment opportunities. Multi-family mortgage loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. Personal guarantees are usually obtained on multi-family mortgage loans if the borrower/property owner is a legal entity.

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

The Company emphasizes nonresidential real estate loans with initial principal balances between $500,000 and $7.5 million. Substantially all of our nonresidential real estate loans are secured by properties located in our primary market area. The Company’s nonresidential real estate loans are generally written as three- or five-year adjustable-rate mortgages or mortgages with balloon maturities of three or five years. Amortization on these loans is typically based on 20- to 30-year schedules. The Company also originates some 15-year fixed-rate, fully amortizing loans.

In the underwriting of nonresidential real estate loans, the Company generally lends up to 80% of the property’s appraised value. Decisions to lend are based on the economic viability of the property as the primary source of repayment and the creditworthiness of the borrower. In evaluating a proposed nonresidential real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually pursued and obtained from nonresidential real estate borrowers. The Company requires title insurance insuring the priority of our lien on real estate collateral, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying real property collateral.

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

The Company conducts equipment finance transactions for the U.S. Government, state and local governments, publicly-traded companies with and without public debt ratings, privately-held companies, and small businesses.  Generally, the Company’s equipment finance transactions are secured primarily by technology equipment, medical equipment, material handling equipment and other capital equipment; however, licenses for software essential for the operation of financed equipment, or to the operations of the obligor, are also eligible for financing.  In general, the Company conducts software finance transactions only for U.S. Government, investment-grade State government or investment-grade corporate obligors.   Generally, equipment finance transactions have a maximum maturity of five years, repaid on a fully-amortizing basis.  Our total equipment finance portfolio as of December 31, 2022 was $455.7 million.    We have $140.8 million in total equipment or software finance credit exposure to 31 departments or agencies of the U.S. Government, of which the ten largest exposures total $113.3 million, with a portfolio average credit exposure amount of $4.5 million at December 31, 2022.  We have $70.7 million in total equipment or software finance credit exposure to 76 state or local governments, of which the ten largest exposures total $43.1 million, with a portfolio average amount of $930,000 at December 31, 2022.  We have $209.4 million in total commercial equipment finance transactions to 214 corporate and middle-market obligors, with the ten largest exposures totaling $60.9 million, with a portfolio average amount of $979,000 at December 31, 2022.  We have $34.8 million in total small business equipment finance credit exposure to 529 obligors, with a portfolio average amount of $66,000 at December 31, 2022.

Commercial Finance

The Company lends money to finance small- and medium-size businesses for working capital purposes on a national basis.  The Company offers traditional commercial lines of credit, asset-based lines of credit and accounts receivable factoring to companies in manufacturing, distribution/logistics, health care and professional services sectors, including contractors of the U.S. Government; however, not all types of commercial finance credit facilities are presently available to all business sectors.  Commercial finance borrowers are typically subject to more stringent liquidity and collateral underwriting, and ongoing credit monitoring practices, than traditional commercial bank credit borrowers.  Generally, commercial finance transactions have a maximum maturity of two years.  The maximum outstanding credit commitment to any commercial finance borrower is $15 million for transactions secured by health-care receivables or contract payments due from the U.S. Government; however, the average commercial finance credit commitment was $776,000 at December 31, 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the balance in the allowance for loan losses and the loans receivable by portfolio segment and based on impairment method:

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2022
One-to-four family residential real estate	$—	$281	$281	$751	$22,343	$23,094
Multi-family mortgage	—	4,013	4,013	473	535,822	536,295
Nonresidential real estate	—	1,234	1,234	—	119,660	119,660
Construction and land	—	4	4	—	160	160
Commercial loans and leases	—	2,548	2,548	1,481	551,013	552,494
Consumer	—	49	49	—	1,584	1,584
	$—	$8,129	$8,129	$2,705	$1,230,582	1,233,287
Net deferred loan origination costs						1,585
Allowance for loan losses						(8,129)
Loans, net						$1,226,743

	Allowance for loan losses			Loan Balances
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
December 31, 2021
One-to-four family residential real estate	$—	$331	$331	$1,299	$28,834	$30,133
Multi-family mortgage	—	3,377	3,377	498	425,638	426,136
Nonresidential real estate	30	1,281	1,311	297	102,875	103,172
Commercial loans and leases	—	1,652	1,652	76	489,436	489,512
Consumer	—	44	44	—	1,685	1,685
	$30	$6,685	$6,715	$2,170	$1,048,468	1,050,638
Net deferred loan origination costs						284
Allowance for loan losses						(6,715)
Loans, net						$1,044,207

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Beginning balance	Provision for (recovery of) loan losses	Loans charged off	Recoveries	Ending balance
December 31, 2022
One-to-four family residential real estate	$331	$15	$(76)	$11	$281
Multi-family mortgage	3,377	616	—	20	4,013
Nonresidential real estate	1,311	111	(192)	4	1,234
Construction and land	—	4	—	—	4
Commercial loans and leases	1,652	1,032	(156)	20	2,548
Consumer	44	50	(61)	16	49
	$6,715	$1,828	$(485)	$71	$8,129

December 31, 2021
One-to-four family residential real estate	$518	$(395)	$(3)	$211	$331
Multi-family mortgage	4,062	(718)	—	33	3,377
Nonresidential real estate	1,569	(251)	(7)	—	1,311
Construction and land	12	(12)	—	—	—
Commercial loans and leases	1,536	119	(93)	90	1,652
Consumer	54	17	(29)	2	44
	$7,751	$(1,240)	$(132)	$336	$6,715

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Impaired loans

The following tables present loans individually evaluated for impairment by class of loans:

	Loan Balance	Recorded Investment	Partial Charge- off	Allowance for Loan Losses Allocated	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2022
With no related allowance recorded
One-to-four family residential real estate	$752	$751	$—	$—	$1,143	$29
Multi-family mortgage - Illinois	473	473	—	—	590	27
Commercial leases	1,606	1,481	49	—	445	47
	$2,831	$2,705	$49	$—	$2,178	$103

December 31, 2021
With no related allowance recorded
One-to-four family residential real estate	$1,299	$1,299	$—	$—	$1,473	$29
Multi-family mortgage - Illinois	498	498	—	—	509	30
Commercial leases	83	76	7	—	7	—
	1,880	1,873	7	—	1,989	59

With an allowance recorded - nonresidential real estate	280	297	7	30	296	—
	$2,160	$2,170	$14	$30	$2,285	$59

Nonaccrual loans

The following tables present the recorded investment in nonaccrual loans and loans 90 days or more past due still on accrual by class of loans:

	Nonaccrual Loans	Loans Past Due Over 90 Days, still accruing
December 31, 2022
One-to-four family residential real estate	$92	$—
Equipment finance	1,306	233
Consumer	5	—
	$1,403	$233
December 31, 2021
One-to-four family residential real estate	$367	$—
Nonresidential real estate	297	—
Commercial loans	—	10
Equipment finance	76	—
	$740	$10

Nonaccrual loans and impaired loans are defined differently. Some loans may be included in both categories, and some may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company’s reserve for uncollected loan interest was $38,000 and $140,000 at December 31, 2022 and 2021, respectively. When a loan is on non-accrual status and the ultimate collectability of the total principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on non-accrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method pursuant to the provisions of FASB ASC 310–10, as applicable. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported pursuant to the provisions of FASB ASC 310–10, as applicable.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2022
One-to-four family residential real estate loans:
Owner occupied	$430	$19	$72	$521	$17,820	$18,341
Non-owner occupied	1	—	—	1	4,752	4,753
Multi-family mortgage:
Illinois	31	—	—	31	310,141	310,172
Other	—	—	—	—	226,123	226,123
Nonresidential real estate	—	—	—	—	119,660	119,660
Construction and land	—	—	—	—	160	160
Commercial loans and leases:
Commercial	—	—	—	—	76,716	76,716
Asset-based & factored receivables	106	4	—	110	19,925	20,035
Equipment finance:
Government	2,030	5,106	—	7,136	204,370	211,506
Corporate – Investment-rated	—	81	127	208	57,677	57,885
Corporate – Other	2,346	334	438	3,118	92,488	95,606
Middle market	534	353	—	887	55,023	55,910
Small ticket	74	—	4	78	34,758	34,836
Consumer	12	4	5	21	1,563	1,584
	$5,564	$5,901	$646	$12,111	$1,221,176	$1,233,287

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2021
One-to-four family residential real estate loans:
Owner occupied	$181	$250	$367	$798	$23,333	$24,131
Non-owner occupied	2	9	—	11	5,991	6,002
Multi-family mortgage:
Illinois	189	—	—	189	235,681	235,870
Other	—	—	—	—	190,266	190,266
Nonresidential real estate	—	—	297	297	102,875	103,172
Commercial loans and leases:
Commercial	—	—	—	—	67,995	67,995
Asset-based & factored receivables	26	6	10	42	19,358	19,400
Equipment finance:
Government	3,160	4,718	—	7,878	170,584	178,462
Corporate – Investment-rated	290	1,201	—	1,491	81,135	82,626
Corporate – Other	3,015	—	76	3,091	85,760	88,851
Middle market	—	—	—	—	40,582	40,582
Small ticket	—	—	—	—	11,596	11,596
Consumer	13	4	—	17	1,668	1,685
	$6,876	$6,188	$750	$13,814	$1,036,824	$1,050,638

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

The Company had no TDRs at December 31, 2022 and 2021.  During the years ending December 31, 2022 and 2021, there were no loans modified and classified as TDRs. During the years ending December 31, 2022 and 2021, there were no TDR loans that subsequently defaulted within twelve months of their modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered “Pass” rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Nonaccrual	Total
December 31, 2022
One-to-four family residential real estate loans:
Owner occupied	$17,987	$4	$258	$92	$18,341
Non-owner occupied	4,685	—	68	—	4,753
Multi-family mortgage:
Illinois	310,172	—	—	—	310,172
Other	226,123	—	—	—	226,123
Nonresidential real estate	119,660	—	—	—	119,660
Construction and land	160	—	—	—	160
Commercial loans and leases:
Commercial	76,716	—	—	—	76,716
Asset-based & factored receivables	15,346	873	3,816	—	20,035
Equipment finance:
Government	211,454	—	52	—	211,506
Corporate – Investment-rated	57,755	—	130	—	57,885
Corporate – Other	94,588	644	43	331	95,606
Middle market	55,023	—	—	887	55,910
Small ticket	34,748	—	—	88	34,836
Consumer	1,571	4	4	5	1,584
	$1,225,988	$1,525	$4,371	$1,403	$1,233,287

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

	Pass	Special Mention	Substandard	Nonaccrual	Total
December 31, 2021
One-to-four family residential real estate loans:
Owner occupied	$23,396	$—	$368	$367	$24,131
Non-owner occupied	5,894	—	108	—	6,002
Multi-family mortgage:
Illinois	235,545	325	—	—	235,870
Other	190,266	—	—	—	190,266
Nonresidential real estate	102,875	—	—	297	103,172
Commercial loans and leases:
Commercial	67,995	—	—	—	67,995
Asset-based & factored receivables	19,400	—	—	—	19,400
Equipment finance:
Government	178,427	35	—	—	178,462
Corporate – Investment-rated	82,626	—	—	—	82,626
Corporate – Other	87,685	1,090	—	76	88,851
Middle market	40,582	—	—	—	40,582
Small ticket	11,596	—	—	—	11,596
Consumer	1,675	4	6	—	1,685
	$1,047,962	$1,454	$482	$740	$1,050,638

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

	December 31, 2022			December 31, 2021
	Balance	Valuation Allowance	Net OREO Balance	Balance	Valuation Allowance	Net OREO Balance
Foreclosed assets - OREO	$472	$—	$472	$—	$—	$—

Other foreclosed assets	4	—	4	952	(227)	725
	$476	$—	$476	$952	$(227)	$725

The following represents the roll forward of foreclosed assets:

	At and For the Years Ended December 31,
	2022	2021
Beginning balance	$725	$157
New foreclosed properties	791	4,473
Valuation adjustments	(31)	(420)
Valuation reductions from sales	258	193
Sales	(1,267)	(3,678)
Ending balance	$476	$725

Activity in the valuation allowance is as follows:

	At and For the Years Ended December 31,
	2022	2021
Beginning balance	$227	$—
Additions charged to expense	31	420
Reductions from sales	(258)	(193)
Ending balance	$—	$227

There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at December 31, 2022 compared to $73,000 at December 31, 2021.  At December 31, 2022, other foreclosed assets consisted of non real estate collateral repossessed related to a previously classified Chicago area commercial loan.  At December 31, 2022, the balance of OREO includes no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 – PREMISES AND EQUIPMENT

Year-end premises and equipment are as follows:

	December 31,
	2022	2021
Land and land improvements	$12,518	$12,261
Buildings and improvements	32,497	31,636
Furniture and equipment	10,793	10,249
Computer equipment	5,267	5,118
	61,075	59,264
Accumulated depreciation	(36,119)	(34,221)
	$24,956	$25,043

Depreciation of premises and equipment was $2.0 million for each of the years ended December 31, 2022 and 2021.

NOTE 7 - LEASES

The following table represents the classification of the Company's right of use and lease liabilities:

	Statement of Financial Condition Location	December 31, 2022	December 31, 2021
Operating Lease Right of Use Asset:
Gross carrying amount		$7,671	$6,805
New lease obligation		—	866
Accumulated amortization		(3,964)	(2,794)
Net recorded value	Other assets	$3,707	$4,877

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$3,707	$4,877

Lease amortization expense was $1.2 million and $1.1 million for the years ended  December 31, 2022 and 2021, respectively.  At December 31, 2022, the weighted-average remaining lease term for the Company's operating leases was 7.0 years and the weighted-average discount rate used in the measurement of the Company's operating lease liabilities was 2.83%.  For each operating lease, the discount rate is the FHLB fixed rate advance rate for the term most closely aligning with the remaining lease term at inception.

	For the year ended December 31, 2022	For the year ended December 31, 2021
Lease cost:
Operating lease cost	$1,170	$1,064
Short-term lease cost	114	161
Sublease income	(28)	(38)
Total lease cost	$1,256	$1,187

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,296	$1,110

Future minimum payments under non-cancellable operating leases with terms longer than 12 months, are as follows at December 31, 2022. Future minimum payments on shorter term leases are excluded as the amounts are insignificant.

Twelve months ending December 31,
2023	$1,236
2024	656
2025	506
2026	495
2027	322
Thereafter	1,401
Total future minimum operating lease payments	4,616
Amounts representing interest	(909)
Present value of net future minimum operating lease payments	$3,707

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 8 - DEPOSITS

Composition of deposits is as follows:

	December 31,
	2022	2021
Noninterest-bearing demand deposits	$280,625	$342,185
Interest-bearing NOW accounts	400,416	404,326
Money market accounts	302,863	333,369
Savings deposits	204,506	201,633
Certificates of deposit	186,524	206,918
	$1,374,934	$1,488,431

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $24.0 million and $22.5 million at December 31, 2022 and 2021, respectively.  Certificates of deposits include wholesale certificates totaling $3.5 million at December 31, 2021, and none at  December 31, 2022.

Scheduled maturities of certificates of deposit for the next five years as of December 31, 2022 are as follows:

2023	$129,797
2024	51,741
2025	4,685
2026	60
2027	241
$186,524

NOTE 9 — BORROWINGS

	December 31,
	2022		2021
	Contractual Rate	Amount	Contractual Rate	Amount
Fixed-rate advance from FHLB	—%	$—	—%	$5,000
Subordinated Notes, due May 15, 2031	3.75%	19,634	3.75%	19,590
Line of credit, due March 30, 2023	6.75%	—	2.50%	—

The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90 days delinquent to secure advances from the FHLB. All of the Bank’s FHLB common stock is pledged as additional collateral for these advances. At December 31, 2022, $15.1 million and $394.3 million of first mortgage and multi-family mortgage loans, respectively, collateralized potential advances. At December 31, 2022, we had the ability to borrow an additional $372.2 million under our credit facilities with the FHLB. We also have the ability to pledge U.S. Treasury Notes and U.S. government-sponsored agencies of $198.7 million for FHLB advances.  The Company also had available pre-approved overnight federal funds borrowing. At December 31, 2022 and 2021, there was no outstanding balance on these lines.

On April 14, 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).

The Company incurred $441,000 of issuance costs associated with the Notes.  These issuance costs are being amortized over the 10-year life of the Notes.  At December 31, 2022, there were $366,000 in remaining unamortized issuance costs and they are presented in the Company's financial statements as a reduction of the principal amount of the Notes.

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

In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.75%, with a minimum rate of 2.40%.  The line of credit has been extended since its original maturity date and the current maturity date is March 30, 2023.  The line of credit had no outstanding balance at  December 31, 2022 and 2021.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES

The income tax expense is as follows:

	For the years ended December 31,
	2022	2021
Current expense	$3,578	$2,320
Deferred expense	(237)	28
Total income tax expense	$3,341	$2,348

A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 21% for 2022 and 2021, to the income tax expense in the Consolidated Statements of Operations follows:

	For the years ended December 31,
	2022	2021
Expense computed at the statutory federal tax rate	$2,905	$2,048
State and local taxes, net of federal income tax effect	501	504
Other, net	(65)	(4)
Valuation allowance for deferred tax assets	—	(200)
	$3,341	$2,348
Effective income tax rate	24.15%	24.07%

Retained earnings at December 31, 2022 and 2021 include $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.

The net deferred tax asset is as follows:

	December 31,
	2022	2021
Gross deferred tax assets
Allowance for loan losses	$2,114	$1,798
Alternative minimum tax and net operating loss carryforwards	3,886	3,938
Lease liability	964	1,306
Other	1,231	854
Unrealized loss on securities	2,147	—
	10,342	7,896
Gross deferred tax liabilities
Net deferred loan origination costs	(1,095)	(808)
Purchase accounting adjustments	(1,421)	(1,516)
Right of use asset	(964)	(1,306)
Fixed assets	(1,061)	(800)
Other	(626)	(675)
Unrealized gain on securities	—	(29)
	(5,167)	(5,134)
	$5,175	$2,762

As of December 31, 2022 and 2021, the Company’s net deferred tax asset (“DTA”) was $5.2 million and $2.8 million, respectively.

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

The Company’s ability to realize the DTA is dependent upon the generation of future taxable income during the periods in which the tax attributes underlying the DTA become deductible. The amount of the DTA that will ultimately be realized will be impacted by the Company’s future taxable income, any changes to the many variables that could impact future taxable income and the then applicable corporate tax rate. A valuation allowance of $200,000 that was attributed to the Illinois net loss deduction carryforwards, was recovered in 2021 and there was no valuation allowance at  December 31, 2022 and 2021.

At December 31, 2022, the Company had a federal net operating loss carryforward of $6.9 million relating to its acquisition of Downers Grove National Bank, which is subject to utilization limitations under Section 382 of the Internal Revenue Code, and will begin to expire in 2030, and $225,000 of alternative minimum tax credit carryforward that does not expire and is subject to utilization limitations under Section 382 of the Internal Revenue Code. At December 31, 2022, the Company had a state net operating loss carryforward for the State of Illinois of $44.4 million, which will begin to expire in 2031 and fully expires in 2033.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES (continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2022	2021
Beginning of year	$283	$277
Additions based on tax positions related to the current year	67	34
Additions for tax positions of prior years	6	10
Reductions due to the statute of limitations and reductions for tax positions of prior years	(51)	(38)
End of year	$305	$283

The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2022 and 2021, the Company had immaterial amounts accrued for potential interest and penalties.  If recognized, the entire amount of unrecognized tax benefits would affect the effective tax rate.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the various states where the Company does business. The Company is no longer subject to examination by the federal taxing authorities for years before 2019 and the Illinois taxing authorities for years before 2019.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. Beginning in the second quarter 2020 and until the end of 2020, a banking organization that had a leverage ratio of 8% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework; and qualifying community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement is re-established at greater than 9%. Pursuant to Section 4012 of the CARES Act and related interim final rules, the Community Bank Leverage Ratio is 8.5% for calendar year 2021, and 9% thereafter. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.

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

As of December 31, 2022, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

The Bank's Community Bank Leverage Ratio was:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
December 31, 2022
Community Bank Leverage Ratio	$165,252	10.31%	$144,288	9.00%
December 31, 2021
Community Bank Leverage Ratio	$165,599	9.91%	$142,091	8.50%

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 12 – EMPLOYEE BENEFIT PLAN

Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company provides a match of $0.50 on each $1.00 of contribution up to 6% of eligible compensation. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $274,000 and $345,000 were made for the years ended December 31, 2022 and 2021, respectively.

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

	December 31,
	2022	2021
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$24,524	$38,864
Standby letters of credit	7,577	6,937
Unused lines of credit	129,607	184,343

Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loan commitments totaled $14.4 million with interest rates ranging from 5.18% to 8.75% and maturities ranging from 9 months to 5 years.

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2022
Securities:
Certificates of deposits	$—	$2,233	$—	$2,233
Municipal securities	—	225	—	225
U.S. Treasury Notes	163,103	—	—	163,103
U.S. government-sponsored agencies	—	39,699	—	39,699
Mortgage-backed securities - residential	—	3,881	—	3,881
Collateralized mortgage obligations - residential	—	1,197	—	1,197
	$163,103	$47,235	$—	$210,338

December 31, 2021
Securities:
Certificates of deposit	$—	$2,728	$—	$2,728
U.S. Treasury Notes	76,553	—	—	76,553
Mortgage-backed securities - residential	—	4,833	—	4,833
Collateralized mortgage obligations – residential	—	1,580	—	1,580
	$76,553	$9,141	$—	$85,694

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value

December 31, 2021
Impaired loans	$—	$—	$267	$267
Foreclosed assets	—	—	725	725

At December 31, 2022 there were no impaired loans that were measured for impairment using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances.  At December 31, 2021 there was one nonresidential impaired loan with a carrying value of $297,000 and a valuation allowance of $30,000 that was measured for impairment using  the fair value of the collateral for collateral–dependent loans and which had a specific valuation allowance.  There was a recovery of $30,000 of the provision for loan losses for the year ended December 31, 2022, compared to an increase in the provision for loan losses of $2,000  for the year ended December 31, 2021.

Foreclosed assets are carried at the lower of cost or fair value less costs to sell. At December 31, 2022 there were no foreclosed assets with valuation allowances, compared to foreclosed assets with a carrying value of $952,000 less a valuation allowance of $227,000, or $725,000, at  December 31, 2021.  There was a $31,000 valuation allowance of foreclosed assets recorded in the year end December 31, 2022, compared to $420,000 of valuation adjustments recorded for the year ended December 31, 2021.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 14 – FAIR VALUE (continued)

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2021
Impaired loans	$267	Sales comparison	Discount applied to valuation	22.0%

Foreclosed assets	$725	Redemption value	Discount applied to valuation	15.6%

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at December 31, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$66,771	$65,967	$804	$—	$66,771
Securities	210,338	163,103	47,235	—	210,338
Loans receivable, net of allowance for loan losses	1,226,743	—	—	1,198,616	1,198,616
FHLB and FRB stock	7,490	—	—	—	N/A
Accrued interest receivable	7,338	514	477	6,347	7,338
Financial liabilities
Certificates of deposit	186,524	—	182,398	—	182,398
Subordinated Notes	19,634	—	17,800	—	17,800

		Fair Value Measurements at December 31, 2021 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$502,162	$448,552	$53,610	$—	$502,162
Securities	85,694	76,553	9,141	—	85,694
Loans receivable, net of allowance for loan losses	1,044,207	—	—	1,039,298	1,039,298
FHLB and FRB stock	7,490	—	—	—	N/A
Accrued interest receivable	4,648	79	13	4,556	4,648
Financial liabilities
Certificates of deposit	206,918	—	206,530	—	206,530
Borrowings	5,000	—	4,999	—	4,999
Subordinated Notes	19,590	—	20,240	—	20,240

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

	For the years ended December 31,
	2022	2021
Deposit service charges and fees	$3,271	$3,184
Loan servicing fees (1)	590	731
Mortgage brokerage and banking fees (1)	38	35
Trust and insurance commissions and annuities income	1,153	1,136
(Loss) earnings on bank-owned life insurance (1)	(39)	114
Bank-owned life insurance death benefit (1)	446	—
Other (1)	517	489
Total noninterest income	$5,976	$5,689

(1)	Not within the scope of ASC 606

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees. Interchange income for the years ended December 31, 2022 and 2021 was $1.4 million and $1.6 million, respectively.

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

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed assets asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed assets sales for the years ended December 31, 2022 and 2021 were not financed by the Company.

NOTE 16 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of BankFinancial Corporation as of December 31, 2022 and 2021 and for the two years then ended are as follows:

Condensed Statements of Financial Condition

	December 31,
	2022	2021
Assets
Cash in subsidiary	$8,512	$8,211
Investment in subsidiary	160,446	166,856
Deferred tax asset	595	587
Other assets	1,868	1,502
	$171,421	$177,156
Liabilities and Stockholders' Equity
Subordinated notes, net of unamortized issuance costs	$19,634	$19,590
Accrued expenses and other liabilities	116	100
Total stockholders’ equity	151,671	157,466
	$171,421	$177,156

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 16 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Operations

	For the years ended December 31,
	2022	2021
Dividends from subsidiary	$12,500	$3,500
Interest expense	794	567
Other expense	1,619	1,595
Income before income tax and undistributed subsidiary excess distributions	10,087	1,338
Income tax benefit	(625)	(761)
Income before equity in undistributed subsidiary excess distributions	10,712	2,099
Equity in undistributed subsidiary (excess distributions)	(218)	5,311
Net income	$10,494	$7,410

Condensed Statements of Cash Flows

	For the years ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$10,494	$7,410
Adjustments:
Amortization	44	31
Equity in undistributed subsidiary excess distributions	218	(5,311)
Change in other assets	(374)	(1,038)
Change in accrued expenses and other liabilities	16	(695)
Net cash from operating activities	10,398	397
Cash flows used in financing activities
Proceeds from issuance of subordinated notes	—	20,000
Costs paid for issuance of subordinated notes	—	(441)
Repurchase and retirement of common stock	(4,866)	(17,122)
Cash dividends paid on common stock	(5,231)	(5,619)
Net cash used in financing activities	(10,097)	(3,182)
Net change in cash in subsidiary	301	(2,785)
Beginning cash in subsidiary	8,211	10,996
Ending cash in subsidiary	$8,512	$8,211

NOTE 17 – SUBSEQUENT EVENTS

In January, 2023, the Company closed two branch offices. One branch office location is under contract for sale to close in the second quarter of 2023.  The remaining branch office location is under consideration for acquisition by a local governmental unit at the Company’s offering price; however, no firm contract for sale has been executed.  The Company will evaluate the accounting treatment of these facilities closures and the status of asset dispositions as of March 31, 2023.

The Company received notice of events occurring in February 2023 that are expected to disrupt the timely repayment of a U.S. Government finance transaction, within our commercial loans and leases – government equipment finance portfolio, with aggregate principal balance of $8.4 million as of December 31, 2022. After evaluation of the known circumstances, the Company concluded that the collection of principal and interest is reasonably assured. The Company downgraded the loan to a classification of Substandard to reflect the increased risk.

The Company received notice in February 2023 of potential events that may disrupt the timely repayment of a U.S. Government finance transaction, within our commercial loans and leases – government equipment finance portfolio, with aggregate principal balance of $10.5 million as of December 31, 2022. After evaluation of the known circumstances, the Company concluded that the collection of principal and interest is reasonably assured. The Company downgraded the loan to a classification of Special Mention to reflect the increased risk.

The Company will continue to evaluate all facts and circumstances with respect to these credit exposures to determine the appropriate credit risk rating and accounting treatment in accordance with ASC Topic 310 - Receivables and ASC Topic 326 - Credit Losses.

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

(c) Changes in internal controls.

There were no changes made in our internal controls during the fourth quarter of 2022 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 included as Exhibits 31.1 and 31.2 to this Annual Report.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information concerning directors and executive officers of the Company is incorporated herein by reference from our definitive Proxy Statement related to our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the sections captioned “Election of Directors; Information with Respect to Directors and Executive Officers.”

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

(A)	Reports of Independent Registered Accounting Firm (PCAOB ID: 49)

(B)	Consolidated Statements of Financial Condition at December 31, 2022 and 2021

(C)	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

(G)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Articles of Incorporation of BankFinancial Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.2	Bylaws of BankFinancial Corporation	Exhibit 3.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.3	Articles of Amendment to Charter of BankFinancial Corporation	Exhibit 3.3 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.4	Restated Bylaws of BankFinancial Corporation	Exhibit 3.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on November 4, 2014
4.1	Form of Common Stock Certificate of BankFinancial Corporation	Exhibit 4 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
4.2	Description of Registrant's Securities	Exhibit 4.2 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 5, 2020
10.1	Amended and Restated Employment Agreement by and among BankFinancial Corporation and F. Morgan Gasior	Exhibit 10.1 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 4, 2022
10.2	Amended and Restated Employment Agreement by and among BankFinancial, NA and F. Morgan Gasior	Exhibit 10.2 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 4, 2022
10.3	Amended and Restated Employment Agreement by and among BankFinancial Corporation and Paul A. Cloutier	Exhibit 10.3 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 4, 2022
10.4	Amended and Restated Employment Agreement by and among BankFinancial, NA and Paul A. Cloutier	Exhibit 10.4 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 4, 2022
10.5	Employment Agreement by and among BankFinancial, NA and Marci L. Slagle	Exhibit 10.1 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on February 22, 2023
10.6	Amended and Restated Employment Agreement by and among BankFinancial, NA and John G. Manos	Filed herewith

	Exhibit	Location
14	Code of Ethics for Senior Financial Officers	Exhibit 14 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 27, 2006
21	Subsidiaries of Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
23.1	Consent of RSM US LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
101

The following financial statements from the BankFinancial Corporation Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv)consolidated statements of changes in stockholders' equity, (v)consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION
Date:	March 9, 2023	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	March 9, 2023
F. Morgan Gasior	(Principal Executive Officer)

/s/ Paul A. Cloutier	Executive Vice President and Chief Financial Officer	March 9, 2023
Paul A. Cloutier	(Principal Financial Officer)

/s/ Elizabeth A. Doolan	Senior Vice President and Controller	March 9, 2023
Elizabeth A. Doolan	(Principal Accounting Officer)

/s/ Cassandra J. Francis	Director	March 9, 2023
Cassandra J. Francis

/s/ John M. Hausmann	Director	March 9, 2023
John M. Hausmann

/s/ Terry R. Wells	Director	March 9, 2023
Terry R. Wells

/s/ Glen R. Wherfel	Director	March 9, 2023
Glen R. Wherfel

/s/ Debra R. Zukonik	Director	March 9, 2023
Debra R. Zukonik