Form 10-Q
period 2023-03-31
BankFinancial CORP
filed 2023-05-02
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  At April 28, 2023, there were 12,693,993 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION

Form 10-Q

March 31, 2023

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - Unaudited

	March 31, 2023	December 31, 2022
Assets
Cash and due from other financial institutions	$19,963	$12,046
Interest-bearing deposits in other financial institutions	57,042	54,725
Cash and cash equivalents	77,005	66,771
Securities, at fair value	170,239	210,338
Loans receivable, net of allowance for credit losses: March 31, 2023, $10,032 and December 31, 2022, $8,129	1,225,288	1,226,743
Foreclosed assets, net	1,393	476
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises held-for-sale	1,246	—
Premises and equipment, net	22,955	24,956
Accrued interest receivable	8,316	7,338
Bank-owned life insurance	18,731	18,815
Deferred taxes	5,395	5,480
Other assets	6,052	7,035
Total assets	$1,544,110	$1,575,442

Liabilities
Deposits
Noninterest-bearing	$287,493	$280,625
Interest-bearing	1,027,721	1,094,309
Total deposits	1,315,214	1,374,934
Borrowings	35,000	—
Subordinated notes, net of unamortized issuance costs	19,645	19,634
Advance payments by borrowers for taxes and insurance	7,321	8,674
Accrued interest payable and other liabilities	14,571	20,529
Total liabilities	1,391,751	1,423,771

Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,693,993 shares issued at March 31, 2023 and 12,742,597 shares issued at December 31, 2022	127	127
Additional paid-in capital	85,346	85,848
Retained earnings	71,449	71,808
Accumulated other comprehensive loss	(4,563)	(6,112)
Total stockholders’ equity	152,359	151,671
Total liabilities and stockholders’ equity	$1,544,110	$1,575,442

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - Unaudited

	Three Months Ended
	March 31,
	2023	2022
Interest and dividend income
Loans, including fees	$14,393	$10,813
Securities	1,114	299
Other	653	306
Total interest income	16,160	11,418
Interest expense
Deposits	2,300	445
Borrowings and Subordinated notes	360	198
Total interest expense	2,660	643
Net interest income	13,500	10,775
Provision for credit losses - loans	85	276
Recovery of credit losses - unfunded commitments	(37)	—
Provision for credit losses	48	276
Net interest income after provision for credit losses	13,452	10,499
Noninterest income
Deposit service charges and fees	816	781
Loan servicing fees	129	101
Trust and insurance commissions and annuities income	367	338
(Loss) earnings on bank-owned life insurance	(84)	28
Losses on sales of securities	(454)	—
Valuation adjustment on bank premises held-for-sale	(553)	—
Other	92	196
Total noninterest income	313	1,444
Noninterest expense
Compensation and benefits	5,555	5,480
Office occupancy and equipment	2,038	2,134
Advertising and public relations	190	142
Information technology	849	851
Professional fees	317	373
Supplies, telephone, and postage	359	347
FDIC insurance premiums	154	116
Other	830	846
Total noninterest expense	10,292	10,289
Income before income taxes	3,473	1,654
Income tax expense	840	386
Net income	$2,633	$1,268
Basic and diluted earnings per common share	$0.21	$0.10
Basic and diluted weighted average common shares outstanding	12,721,841	13,204,041

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) - Unaudited

	Three Months Ended
	March 31,
	2023	2022
Net income	$2,633	$1,268
Unrealized holding gain (loss) on securities arising during the period	1,641	(4,065)
Tax effect	(427)	1,088
Unrealized holding gain (loss) on securities, net of tax	1,214	(2,977)
Reclassification adjustment for loss included in net income	454	—
Tax effect, included in income tax expense	(119)	—
Reclassification adjustment for loss included in net income, net of tax	335	—
Other comprehensive gain (loss), net of tax	1,549	(2,977)
Comprehensive income (loss)	$4,182	$(1,709)

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data) - Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
For the three months ended

Balance at December 31, 2021	$132	$90,709	$66,545	$80	$157,466
Net income	—	—	1,268	—	1,268
Other comprehensive loss, net of tax effect	—	—	—	(2,977)	(2,977)
Repurchase and retirement of common stock (50,000 shares)	—	(539)	—	—	(539)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,323)	—	(1,323)
Balance at March 31, 2022	$132	$90,170	$66,490	$(2,897)	$153,895

Balance at December 31, 2022	$127	$85,848	$71,808	$(6,112)	$151,671
Cumulative effect of change in accounting principle	—	—	(1,719)	—	(1,719)
Net income	—	—	2,633	—	2,633
Other comprehensive income, net of tax effect	—	—	—	1,549	1,549
Repurchase and retirement of common stock (48,604 shares)	—	(502)	—	—	(502)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,273)	—	(1,273)
Balance at March 31, 2023	$127	$85,346	$71,449	$(4,563)	$152,359

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income	$2,633	$1,268
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses - loans	85	276
Recovery of credit losses - unfunded commitments	(37)	—
Depreciation and amortization	216	489
Net change in net deferred loan origination costs	(83)	(194)
Losses on sales of securities	454	—
Valuation adjustment on bank premises held-for-sale	553	—
Loss on disposal of premises and equipment	4	—
Gain on sale of foreclosed assets	—	(6)
Foreclosed assets valuation adjustments	—	(8)
(Loss) earnings on bank-owned life insurance	84	(28)
Net change in:
Accrued interest receivable	(978)	(1,242)
Other assets	1,132	(334)
Accrued interest payable and other liabilities	(6,338)	(8,220)
Net cash from operating activities	(2,275)	(7,999)
Cash flows from (used in) investing activities
Securities:
Proceeds from maturities	—	1,488
Proceeds from principal repayments	170	325
Proceeds from sale of securities	42,631	—
Purchases of securities	(744)	(52,778)
Net change in loans receivable	(1,387)	(11,227)
Proceeds from sale of foreclosed assets	4	45
Proceeds from sale of premises and equipment	3	—
Purchase of premises and equipment, net	(320)	(402)
Net cash from (used in) investing activities	40,357	(62,549)
Cash flows from financing activities
Net change in:
Deposits	(59,720)	(26,826)
Borrowings	35,000	—
Advance payments by borrowers for taxes and insurance	(1,353)	(1,924)
Repurchase and retirement of common stock	(502)	(539)
Cash dividends paid on common stock	(1,273)	(1,323)
Net cash from financing activities	(27,848)	(30,612)
Net change in cash and cash equivalents	10,234	(101,160)
Beginning cash and cash equivalents	66,771	502,162
Ending cash and cash equivalents	$77,005	$401,002

Supplemental disclosures of cash flow information:
Interest paid	$2,411	$456
Income taxes paid	1	16
Income taxes refunded	—	3
Assets transferred to premises held-for-sale	1,799	—
Loans transferred to foreclosed assets	921	274

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, National Association (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending  December 31, 2023 or for any other period.

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

Factored Receivables: The Company purchases invoices from its factoring customers in schedules or batches. These receivables are included in loans receivable on the Consolidated Statements of Financial Condition, and as commercial loans and leases in Note 4 - Loans receivable.  The face value of the invoices purchased or amount advanced is recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered customer reserves. The customer reserves are held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as noninterest-bearing deposits in the Consolidated Statements of Financial Condition. The unpaid principal balances of these receivables were $7.7 million and $7.0 million at March 31, 2023 and December 31, 2022, respectively, and are included in commercial loans and leases. The customer reserves associated with the factored receivables were $1.7 million and $1.4 million at March 31, 2023 and December 31, 2022, respectively.

Factoring fees are recognized in interest income as incurred by the customer and deducted from the customer's reserve balances. Other factoring-related fees, which include wire transfer fees, broker fees, and other similar fees, are reported by the Company as loan servicing fees in noninterest income.

Allowance for Credit Losses: On January 1, 2023, the Company adopted Accounting Standards Update (“ASC 326”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. ASC 326 amends guidance on reporting credit losses for financial assets held at amortized cost basis and available-for-sale debt securities. ASC 326 eliminates the probable initial recognition threshold in current US GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  ASC 326 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the reserve for credit losses. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.

The Company adopted ASC 326 using the modified retrospective approach. Results for the periods beginning after January 1, 2023 are presented under Accounting Standards Codification 326 while prior period amounts continue to be reported in accordance with previously applicable US GAAP. The Company recorded a net reduction of retained earnings of $1.7 million upon adoption. The transition adjustment includes an increase in credit related reserves of $1.9 million and the recording of an unfunded commitment reserve of $417,000, respectively, net of the corresponding increase in deferred tax assets of $604,000.

	January 1, 2023
	Post ASC 326 Adoption	Pre-ASC 326 Adoption	Pre-tax impact of ASC 326 Adoption
Assets:
Allowance
One-to-four family residential real estate	$380	$281	$99
Multi-family mortgage	4,647	4,017	630
Nonresidential real estate	1,300	1,234	66
Commercial loans and leases	3,670	2,548	1,122
Consumer	39	49	(10)
Total allowance for credit losses	$10,036	$8,129	$1,907

Liabilities:
Unfunded commitment reserve	$417	$—	$417

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The allowance for credit losses (“ACL”) is evaluated on a regular basis and established through charges to earnings in the form of a provision for credit losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

a.	Portfolio Segmentation (“Pooled Loans”)

Portfolio segmentation is defined as the pooling of loans based upon similar risk characteristics such that quantitative methodologies and qualitative adjustment factors for estimating the allowance for credit losses is constructed for each segment. The allowance for credit losses for Pooled Loans estimate is based upon periodic review of the collectability of the loans quantitatively correlating historical loan experience with reasonable and supportable forecasts using forward looking information. Adjustments to the quantitative evaluation may be made for differences in current or expected qualitative risk characteristics such as changes in: underwriting standards, delinquency level, regulatory environment, economic condition, Company management and the status of portfolio administration including the Company’s Loan Review function.

b.	Individually Evaluated Loans

The Company establishes a specific loss reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the forecasted allowance for credit losses. These individually evaluated loans are removed from the pooling approach discussed above for the forecasted allowance for credit losses, and include nonaccrual loans and other loans deemed appropriate by management.

c.	Accrued Interest Receivable

Upon adoption of ASC 326 and its related amendments on January 1, 2023, the Company made the following elections regarding accrued interest receivable:

●	Presenting accrued interest receivable balances separately within another line item on the Consolidated Statements of Financial Condition.
●

Continuing our policy to fully reserve accrued interest receivable by reversing interest income. For commercial loans, the reserve is established upon becoming 90 days past due. For consumer loans, the charge-off typically occurs upon becoming 120 days past due. Historically, the Company has not experienced uncollectible accrued interest receivable on its investment securities.

●

Not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of fully reserving uncollectible accrued interest receivable balances in a timely manner, as described above.

d.	Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “Unfunded Commitment Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Commitment Reserve is recognized as a liability (other liabilities on the Consolidated Statements of Financial Condition), with adjustments to the unfunded commitment reserve recognized as a provision for credit loss expense in the Consolidated Statements of Income. The Unfunded Commitment Reserve is determined by estimating expected future fundings, under each segment, and applying the expected loss rates. Expected future fundings are based on historical averages of funding rates (i.e., the likelihood of draws taken). To estimate future fundings on unfunded balances, current funding rates are compared to historical funding rates.

Troubled Debt Restructurings and Vintage Disclosures: ASU 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” eliminates the Troubled Debt Restructurings (“TDR”) accounting model for creditors that have already adopted ASC 326.  In lieu of the TDR accounting model, loan refinancing and restructuring guidance in ASC Subtopic 310-20 “Investments—Debt Securities” will apply to all loan modifications, including those made for borrowers experiencing financial difficulty. This standard also enhances disclosure requirements related to certain loan modifications. Additionally, this standard introduces new requirements to disclose gross write-off information in the vintage disclosures of financing receivables by credit quality indicator and class of financing receivable by year of origination. The Company adopted the standard on January 1, 2023.

Reclassifications: Certain reclassifications have been made in the prior period’s financial statements to conform them to the current period’s presentation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 2 - EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period.

	Three Months Ended
	March 31,
	2023	2022
Net income available to common stockholders	$2,633	$1,268
Basic and diluted weighted average common shares outstanding	12,721,841	13,204,041
Basic and diluted earnings per common share	$0.21	$0.10

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities

March 31, 2023
Certificates of deposit	$2,977	$—	$—	$2,977
Municipal securities	240	—	(13)	227
U.S. Treasury Notes	128,137	—	(5,772)	122,365
U.S. government-sponsored agencies	40,000	—	(261)	39,739
Mortgage-backed securities - residential	3,880	25	(124)	3,781
Collateralized mortgage obligations - residential	1,171	—	(21)	1,150
	$176,405	$25	$(6,191)	$170,239
December 31, 2022
Certificates of deposit	$2,233	$—	$—	$2,233
Municipal securities	240	—	(15)	225
U.S. Treasury Notes	170,906	—	(7,803)	163,103
U.S. government-sponsored agencies	40,000	—	(301)	39,699
Mortgage-backed securities - residential	3,997	27	(143)	3,881
Collateralized mortgage obligations - residential	1,223	—	(26)	1,197
	$218,599	$27	$(8,288)	$210,338

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

	March 31, 2023
	Amortized Cost	Fair Value
Due in one year or less	$63,028	$61,858
Due after one year through five years	108,326	103,450
	171,354	165,308
Mortgage-backed securities - residential	3,880	3,781
Collateralized mortgage obligations - residential	1,171	1,150
	$176,405	$170,239

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Securities available-for-sale with unrealized losses not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
March 31, 2023
Municipal securities	—	$—	$—	1	$227	$(13)	1	$227	$(13)
U.S. Treasury Notes	2	4,170	(53)	179	118,195	(5,719)	181	122,365	(5,772)
U.S. government-sponsored agencies	9	39,739	(261)	—	—	—	9	39,739	(261)
Mortgage-backed securities - residential	14	2,414	(78)	2	539	(46)	16	2,953	(124)
Collateralized mortgage obligations - residential	4	256	(4)	4	894	(17)	8	1,150	(21)
	29	$46,579	$(396)	186	$119,855	$(5,795)	215	$166,434	$(6,191)

December 31, 2022
Municipal securities	1	$225	$(15)	—	$—	$—	1	$225	$(15)
U.S. Treasury Notes	147	104,439	(4,104)	53	58,664	(3,699)	200	163,103	(7,803)
U.S. government-sponsored agencies	9	39,699	(301)	—	—	—	9	39,699	(301)
Mortgage-backed securities - residential	18	3,016	(143)	—	—	—	18	3,016	(143)
Collateralized mortgage obligations - residential	5	1,009	(18)	1	171	(8)	6	1,180	(26)
	180	$148,388	$(4,581)	54	$58,835	$(3,707)	234	$207,223	$(8,288)

The Company evaluates marketable investment securities with significant declines in fair value on a quarterly basis to determine whether they should be considered impaired under current accounting guidance, which generally provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the securities must assess whether the security is impaired.

U.S. Treasury Notes, U.S. government-sponsored agencies and certain other available-for-sale securities that the Company holds in its investment portfolio were in an unrealized loss position at March 31, 2023, but the unrealized loss was not recognized into income because the U.S. Treasury Notes are backed by the full faith and credit of the United States and the other issuers were high credit quality, it is not likely that the Company will be required to sell these securities before their anticipated recovery occurs and the decline in fair value was due to changes in interest rates and other market conditions. The fair values are expected to recover as maturity dates of these securities approach.

We reviewed the available-for-sale securities in an unrealized loss position within the guidelines of ASC 326 and determined that no credit loss is required to be recognized.

The proceeds from sales of securities and the associated losses were as follows:

	Three Months Ended
	March 31,
	2023	2022
Proceeds	$42,631	$—
Gross gains	—	—
Gross losses	(454)	—

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

The summary of loans receivable by class of loans is as follows:

	March 31, 2023	December 31, 2022
One-to-four family residential real estate	$21,475	$23,133
Multi-family mortgage	544,673	537,394
Nonresidential real estate	123,360	119,705
Commercial loans and leases	544,216	553,056
Consumer	1,596	1,584
	1,235,320	1,234,872
Allowance for credit losses	(10,032)	(8,129)
Loans, net	$1,225,288	$1,226,743

Net deferred loan origination costs included in the table above were $1.7 million as of March 31, 2023 and $1.6 million as of  December 31, 2022.

Allowance for Credit Losses - Loans

The following table represents the activity in the ACL by class of loans:

	One-to-four family residential real estate	Multi-family mortgage	Nonresidential real estate	Commercial loans and leases	Consumer	Total
For the three months ended

March 31, 2023
Beginning balance, prior to adoption of ASC 326	$281	$4,017	$1,234	$2,548	$49	$8,129
Impact of adopting ASC 326	99	630	66	1,122	(10)	1,907
Beginning balance, after adoption of ASC 326	380	4,647	1,300	3,670	39	10,036
Provision for (recovery of) credit losses	(31)	62	47	(16)	23	85
Loans charged off	—	—	—	(79)	(22)	(101)
Recoveries	5	5	—	1	1	12
	$354	$4,714	$1,347	$3,576	$41	$10,032

March 31, 2022
Beginning balance	$331	$3,377	$1,311	$1,652	$44	$6,715
Provision for (recovery of) credit losses	(14)	8	(162)	425	19	276
Loans charged off	(4)	—	(192)	—	(18)	(214)
Recoveries	2	5	—	1	1	9
	$315	$3,390	$957	$2,078	$46	$6,786

As of March 31, 2023 we had $380,000 recorded as an unfunded commitment reserve, included in other liabilities on the Consolidated Statements of Financial Condition.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the balance in the ACL and loans receivable by class of loans based on evaluation method.  Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories:

	One-to-four family residential real estate	Multi-family mortgage	Nonresidential real estate	Commercial loans and leases	Consumer	Total
March 31, 2023
Loans:
Loans individually evaluated	$89	$148	$—	$8,848	$—	$9,085
Loans collectively evaluated	21,386	544,525	123,360	535,368	1,596	1,226,235
	$21,475	$544,673	$123,360	$544,216	$1,596	$1,235,320
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	354	4,714	1,347	3,576	41	10,032
	$354	$4,714	$1,347	$3,576	$41	$10,032

	One-to-four family residential real estate	Multi-family mortgage	Nonresidential real estate	Commercial loans and leases	Consumer	Total
December 31, 2022
Loans:
Loans individually evaluated	$752	$473	$—	$1,487	$—	$2,712
Loans collectively evaluated	22,381	536,921	119,705	551,569	1,584	1,232,160
	$23,133	$537,394	$119,705	$553,056	$1,584	$1,234,872
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	281	4,017	1,234	2,548	49	8,129
	$281	$4,017	$1,234	$2,548	$49	$8,129

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Individually Evaluated Loans

The following tables present loans individually evaluated by class of loans:

					Three Months Ended
					March 31, 2023
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized
March 31, 2023
With no related allowance recorded:
One-to-four family residential real estate	$87	$89	$—	$—	$78	$2
Multi-family mortgage	133	148	—	—	49	—
Commercial loans and leases	8,958	8,848	50	—	3,714	—
	$9,178	$9,085	$50	$—	$3,841	$2

					Year ended
					December 31, 2022
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized
December 31, 2022
With no related allowance recorded:
One-to-four family residential real estate	$752	$752	$—	$—	$1,143	$29
Multi-family mortgage	473	473	—	—	590	27
Commercial loans and leases	1,606	1,487	49	—	445	47
	$2,831	$2,712	$49	$—	$2,178	$103

Nonaccrual Loans

The following tables present the recorded investment in nonaccrual loans and loans 90 days or more past due still on accrual by class of loans:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
March 31, 2023
One-to-four family residential real estate	$55	$—
Commercial loans and leases	8,807	—
	$8,862	$—
December 31, 2022
One-to-four family residential real estate	$92	$—
Commercial loans and leases	1,310	238
Consumer	5	—
	$1,407	$238

Nonaccrual loans and individually evaluated loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated and loans individually evaluated.

The Company’s reserve for uncollected loan interest was $241,000 and $38,000 at March 31, 2023 and December 31, 2022, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of a loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by portfolio segment:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
March 31, 2023
One-to-four family residential real estate loans	$496	$16	$—	$512	$55	$20,908	$21,475
Multi-family mortgage:
Senior notes	786	148	—	934	—	500,517	501,451
Junior notes	362	185	—	547	—	42,675	43,222
Nonresidential real estate:
Owner occupied	—	—	—	—	—	22,264	22,264
Non-owner occupied	—	—	—	—	—	101,096	101,096
Commercial loans and leases:
Commercial	5,106	1,139	—	6,245	384	278,775	285,404
Equipment finance - Government	6,421	423	—	6,844	8,420	187,672	202,936
Equipment finance - Corporate Investment-grade	794	—	—	794	3	55,079	55,876
Consumer	6	5	—	11	—	1,585	1,596
	$13,971	$1,916	$—	$15,887	$8,862	$1,210,571	$1,235,320

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2022
One-to-four family residential real estate loans	$411	$19	$—	$430	$92	$22,611	$23,133
Multi-family mortgage:
Senior notes	31	—	—	31	—	494,957	494,988
Junior notes	—	—	—	—	—	42,406	42,406
Nonresidential real estate:
Owner occupied	—	—	—	—	—	22,617	22,617
Non-owner occupied	—	—	—	—	—	97,088	97,088
Commercial loans and leases:
Commercial	2,424	336	111	2,871	1,310	279,272	283,453
Equipment finance - Government	2,034	5,106	—	7,140	—	204,443	211,583
Equipment finance - Corporate Investment-grade	—	81	127	208	—	57,812	58,020
Consumer	12	4	—	16	5	1,563	1,584
	$4,912	$5,546	$238	$10,696	$1,407	$1,222,769	$1,234,872

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

At  March 31, 2023, the Company had no loan modifications that meet the definition described in ASU 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures for additional reporting.

At December 31, 2022 the Company evaluated loan extensions or modifications not qualified under Section 4013 of the CARES Act or under OCC Bulletin 2020-35 in accordance with FASB ASC 340-10 with respect to the classification of the loan as a Troubled Debt Restructuring (“TDR”).  Under ASC 340-10, if the Company grants a loan extension or modification to a borrower experiencing financial difficulties for other than an insignificant period of time that includes a below–market interest rate, principal forgiveness, payment forbearance or other concession intended to minimize the economic loss to the Company, the loan extension or loan modification is classified as a TDR.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal then due and payable, management measures any impairment on the restructured loan in the same manner as for impaired loans as noted above.  The Company had no TDRs at December 31, 2022.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk.  Risk ratings are updated any time the situation warrants. The Company uses the following definitions for risk ratings:

Pass. This category includes loans that are all considered acceptable credits, ranging from investment or near investment grade, to loans made to borrowers who exhibit credit fundamentals that meet or exceed industry standards.

Watch. A “Watch List” loan is a loan that requires elevated monitoring because it does not conform to the applicable published loan policy or loan product underwriting standards, evidences intermittent past due payments or because of other matters of possible concern.

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

Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Substandard Nonaccrual	Total
March 31, 2023
One-to-four family residential real estate	$21,080	$44	$16	$280	$55	$21,475
Multi-family mortgage	541,885	2,640	—	148	—	544,673
Nonresidential real estate	120,351	3,009	—	—	—	123,360
Commercial loans and leases	505,882	14,283	11,398	3,846	8,807	544,216
Consumer	1,581	5	5	5	—	1,596
	$1,190,779	$19,981	$11,419	$4,279	$8,862	$1,235,320

	Pass	Watch	Special Mention	Substandard	Substandard Nonaccrual	Total
December 31, 2022
One-to-four family residential real estate	$22,648	$62	$4	$327	$92	$23,133
Multi-family mortgage	534,253	3,141	—	—	—	537,394
Nonresidential real estate	116,635	3,070	—	—	—	119,705
Commercial loans and leases	523,889	22,299	1,517	4,041	1,310	553,056
Consumer	1,559	12	4	4	5	1,584
	$1,198,984	$28,584	$1,525	$4,372	$1,407	$1,234,872

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
March 31, 2023

One-to-four family residential real estate loans:
Risk-rating
Pass	$—	$151	$—	$200	$—	$16,109	$4,620	$21,080
Watch	—	—	—	—	—	44	—	44
Special mention	—	—	—	—	—	16	—	16
Substandard	—	—	—	—	—	128	152	280
Nonaccrual	—	—	—	—	—	26	29	55
	$—	$151	$—	$200	$—	$16,323	$4,801	$21,475
One-to-four family residential real estate loans:
Current period recoveries	$—	$—	$—	$—	$—	$5	$—	$5
	$—	$—	$—	$—	$—	$5	$—	$5
Multi-family mortgage:
Risk rating
Pass	$20,500	$217,091	$125,506	$63,839	$23,907	$82,363	$8,679	$541,885
Watch	—	—	—	—	—	2,640	—	2,640
Substandard	—	—	—	—	—	148	—	148
	$20,500	$217,091	$125,506	$63,839	$23,907	$85,151	$8,679	$544,673
Multi-family mortgage:
Current period recoveries	$—	$—	$—	$—	$—	$5	$—	$5
	$—	$—	$—	$—	$—	$5	$—	$5
Nonresidential real estate:
Risk rating
Pass	$8,759	$54,580	$22,232	$8,660	$10,171	$15,695	$254	$120,351
Watch	—	1,030	1,632	—	—	347	—	3,009
	$8,759	$55,610	$23,864	$8,660	$10,171	$16,042	$254	$123,360
Commercial loans and leases :
Risk rating
Pass	$23,848	$213,313	$102,419	$65,130	$9,314	$5,771	$86,087	$505,882
Watch	393	121	43	1,648	33	65	11,980	14,283
Special mention	—	11,050	—	—	—	—	348	11,398
Substandard	—	—	—	40	58	—	3,748	3,846
Nonaccrual	—	8,494	4	306	3	—	—	8,807
	$24,241	$232,978	$102,466	$67,124	$9,408	$5,836	$102,163	$544,216
Commercial loans and leases :
Current period gross charge-offs	$—	$(79)	$—	$—	$—	$—	$—	$(79)
Current period recoveries	—	—	—	—	—	1	—	1
	$—	$(79)	$—	$—	$—	$1	$—	$(78)
Consumer:
Risk rating
Pass	$84	$134	$247	$160	$335	$5	$616	$1,581
Watch	—	—	—	—	—	—	5	5
Special mention	—	—	—	—	—	—	5	5
Substandard	—	—	—	—	—	—	5	5
	$84	$134	$247	$160	$335	$5	$631	$1,596
Consumer:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(22)	$(22)
Current period recoveries	—	—	—	—	—	—	1	1
	$—	$—	$—	$—	$—	$—	$(21)	$(21)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 5 - FORECLOSED ASSETS

Real estate that is acquired through foreclosure or a deed in lieu of foreclosure is classified as other real estate owned ("OREO") until it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less the estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for credit losses.

Assets are classified as foreclosed when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place. Other foreclosed assets received in satisfaction of borrowers’ debts are initially recorded at fair value of the asset less estimated costs to sell.

	March 31, 2023			December 31, 2022
	Balance	Valuation Allowance	Net Balance	Balance	Valuation Allowance	Net Balance

Other real estate owned	$472	$—	$472	$472	$—	$472
Other foreclosed assets	921	—	921	4	—	4
	$1,393	$—	$1,393	$476	$—	$476

The following represents the roll forward of foreclosed assets:

	For the Three Months Ended
	March 31,
	2023	2022
Beginning balance	$476	$725
New foreclosed assets	921	274
Valuation reductions from sales	—	8
Sales	(4)	(39)
Ending balance	$1,393	$968

Activity in the valuation allowance is as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Beginning balance	$—	$227
Reductions from sales	—	(8)
Ending balance	$—	$219

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $5,000 at March 31, 2023, compared to no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at  December 31, 2022.  At March 31, 2023, other foreclosed assets consisted of vehicles and small construction equipment collateral repossessed in connection with equipment finance leases. At March 31, 2023, the balance of OREO included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 - BORROWINGS AND SUBORDINATED NOTES

Borrowings and subordinated notes were as follows:

	March 31, 2023		December 31, 2022
	Contractual		Contractual
	Rate	Amount	Rate	Amount
Fixed-rate advance from FHLB, due April 7, 2023	4.88%	$10,000	—%	$—
Fixed-rate advance from FHLB, due September 16, 2024	4.55%	5,000	—%	—
Fixed-rate advance from FHLB, due March 17, 2025	4.27%	5,000	—%	—
Fixed-rate advance from FHLB, due September 17, 2025	4.20%	5,000	—%	—
Fixed-rate advance from FHLB, due March 17, 2026	4.15%	5,000
Fixed-rate advance from FHLB, due September 17, 2026	4.06%	5,000	—%	—
Subordinated notes, due May 15, 2031	3.75%	19,645	3.75%	19,634
Line of credit, due March 29, 2024	7.50%	—	6.75%	—

In 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).  The Company incurred $441,000 of issuance costs associated with the Notes.  These issuance costs are being amortized over the 10-year life of the Notes.  At March 31, 2023 and  December 31, 2022, there were $355,000 and $366,000, respectively, in remaining unamortized issuance costs and they are presented in the Company's financial statements as a reduction of the principal amount of the Notes.

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

In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.50%, with a minimum rate of 2.40%.  The line of credit has been extended since its original maturity date and the current maturity date is March 29, 2024.  The line of credit had no outstanding balance at  March 31, 2023 and December 31, 2022.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

Loans Evaluated Individually: The Company does not record portfolio loans at fair value on a recurring basis. However, periodically, a loan is evaluated individually and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. If the collateral value is not sufficient, a specific reserve is recorded. Collateral values are estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs based on customized discounting criteria. Due to the significance of unobservable inputs, fair values of individually evaluated collateral dependent loans have been classified as Level 3.

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2023
Securities:
Certificates of deposit	$—	$2,977	$—	$2,977
Municipal securities	—	227	—	227
U.S. Treasury Notes	122,365	—	—	122,365
U.S. government-sponsored agencies	—	39,739	—	39,739
Mortgage-backed securities – residential	—	3,781	—	3,781
Collateralized mortgage obligations – residential	—	1,150	—	1,150
	$122,365	$47,874	$—	$170,239
December 31, 2022
Securities:
Certificates of deposit	$—	$2,233	$—	$2,233
Municipal securities	—	225	—	225
U.S. Treasury Notes	163,103	—	—	163,103
U.S. government-sponsored agencies	—	39,699	—	39,699
Mortgage-backed securities – residential	—	3,881	—	3,881
Collateralized mortgage obligations – residential	—	1,197	—	1,197
	$163,103	$47,235	$—	$210,338

At  March 31, 2023 and  December 31, 2022, the Company had no individually evaluated loans that were measured using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances.

Foreclosed assets are carried at the lower of cost or fair value less costs to sell.  At  March 31, 2023 and  December 31, 2022 there were no foreclosed assets with valuation allowances.

In January 2023, we completed the previously disclosed closings of our Hazel Crest and Naperville branches.  At the time of transfer, we recorded a $553,000 valuation adjustment on bank premises held-for-sale.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at March 31, 2023 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$77,005	$76,432	$573	$—	$77,005
Securities	170,239	122,365	47,874	—	170,239
Loans receivable, net of allowance for credit losses	1,225,288	—	—	1,185,493	1,185,493
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	8,316	304	477	7,535	8,316
Financial liabilities
Certificates of deposit	193,365	—	189,910	—	189,910
Borrowings	35,000	—	35,088	—	35,088
Subordinated notes	19,645	—	17,000	—	17,000

		Fair Value Measurements at December 31, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$66,771	$65,967	$804	$—	$66,771
Securities	210,338	163,103	47,235	—	210,338
Loans receivable, net of allowance for credit losses	1,226,743	—	—	1,198,616	1,198,616
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	7,338	514	477	6,347	7,338
Financial liabilities
Certificates of deposit	186,524	—	182,398	—	182,398
Subordinated notes	19,634	—	17,800	—	17,800

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

	Three Months Ended
	March 31,
	2023	2022
Deposit service charges and fees	$816	$781
Loan servicing fees (1)	129	101
Trust and insurance commissions and annuities income	367	338
(Loss) earnings on bank-owned life insurance (1)	(84)	28
Losses on sales of securities (1)	(454)	—
Valuation adjustment on bank premises held-for-sale (1)	(553)	—
Other (1)	92	196
Total noninterest income	$313	$1,444

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees.  Interchange income was $334,000 and $360,000 for the three months ended March 31, 2023 and 2022, respectively.

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

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed assets asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed assets sales for the three months ended March 31, 2023 and 2022 were not financed by the Company.

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

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (ii) interest rate movements and their impact on the economy, customer behavior and our net interest margin; (iii) changes in U.S. Government or State Government budgets, appropriations or funding allocation policies or practices affecting our credit exposures to U.S. Government or State governments, agencies or related entities, or borrowers dependent on the receipt of Federal or State appropriations, including but not limited to, defense, healthcare, transportation, education and law enforcement programs; (iv) less than anticipated loan and lease growth; (v) effects of the adoption of the Financial Accounting Standards Board's (FASB) Accounting Standards Codification Topic 326: Measurement of Credit Losses on Financial Instruments (“ASC 326”) on the Bank’s allowance for credit losses due to the operation of the underlying model; (vi) for any significant credit exposure, borrower-specific adverse developments with respect to the adequacy of cash flows, liquidity or collateral; (vii) the inherent credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs; (viii) adverse economic conditions in general, or specific events such as a pandemic or national or international war, act of conflict or terrorism, and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (ix) declines in real estate values that adversely impact the value of our loan collateral, other real estate owned ("OREO"), asset dispositions and the level of borrower equity in their investments; (x) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for credit losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (xi) changes, disruptions or illiquidity in national or global financial markets; (xii) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xiii) factors affecting our ability to retain or access deposits or cost-effective funding, including changes in public confidence, withdrawals of deposits not insured by the FDIC or the availability of other borrowing sources for any reason; (xiv) legislative or regulatory changes that have an adverse impact on our products, services, operations and operating expenses; (xv) higher federal deposit insurance premiums; (xvi) higher than expected overhead, infrastructure and compliance costs; (xvii) changes in accounting principles, policies or guidelines; (xviii) the effects of any federal government shutdown or failure to enact legislation related to the maximum permitted amount of U.S. Government debt obligations; and (xix) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions.

These risks and uncertainties, together with the Risk Factors and other information set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as Part II, Items 1A of our subsequent Quarterly Reports on Form 10-Q, and other filings we make with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC.

Overview

We reported net income of $2.6 million, or $0.21 per common share for the quarter ended March 31, 2023. At March 31, 2023, the Company had total assets of $1.544 billion, total loans of $1.225 billion, total deposits of $1.315 billion and stockholders' equity of $152.4 million.

Total net loans were stable during the quarter ended March 31, 2023.  Total commercial loans and leases decreased by $8.8 million as a $21.6 million decline in equipment finance balances was partially offset by a $12.7 million increase in commercial loans and line of credit balances.  Multi-family mortgage and nonresidential real estate loans increased by $10.9 million due to reduced loan prepayment activity during the first quarter of 2023.

Yields on loan originations were 8.67% in the first quarter of 2023, compared to 6.88% in the fourth quarter of 2022, reflecting the growth in commercial finance balances and higher yields on variable-rate lines of credit due to the increase in the Wall Street Journal Prime Rate.

Cash and interest-bearing deposits totaled $77.0 million as of March 31, 2023, compared to $66.8 million as of December 31, 2022. To provide additional liquidity during a period in which public confidence in the banking industry was uncertain, we sold $43.1 million in U.S. Government Treasury notes in March 2023 at a loss of $454,000.  At March 31, 2023, the investment securities portfolio totaled $170.2 million, with an average duration of 1.34 years.

Total deposits were $1.315 billion as of March 31, 2023, a decrease of $59.7 million (4.3%) compared to December 31, 2022.  Total FDIC-insured or collateralized public-funds deposits represented 84% of total deposits as of March 31, 2023.   The decrease in deposits during the first quarter of 2023 was primarily due to an $18.1 million seasonal decline in balances involving collateralized public funds / tax collection depositors (compared to a $15.1 million seasonal decline in the first quarter of 2022), $19.8 million in disbursements from estate, trust, and family office accounts, $10.9 million in funds transferred from deposit accounts to our Trust Department and approximately $12.5 million in withdrawals from retail accounts due to increased rate competition for retail money market and certificate of deposit accounts.

Total borrowings increased by $35.0 million during the first quarter of 2023.  To maintain appropriate asset-liability matching on new Equipment Finance and Nonresidential Real Estate loan originations during the first quarter of 2023, we borrowed $25.0 million in Federal Home Loan Bank term advances with a weighted-average duration of 30 months at a gross interest rate of 4.25% during March 2023.

Net interest income increased by $2.7 million during the quarter ended March 31, 2023, due to higher yields on loans, investment securities and deposits held in other financial institutions. Our net interest margin was 3.66% as of March 31, 2023, compared to 3.59% as of December 31, 2022.

Noninterest income declined by $1.1 million during the quarter ended March 31, 2023.  Deposit services and trust/insurance income increased modestly during the first quarter of 2023.  In January 2023 we completed the previously announced closings of our Hazel Crest and Naperville branches. During the first quarter of 2023, we recorded a total valuation adjustment of $553,000 based on the pending offers and valuations for these locations.  In addition, as noted above, we recorded $454,000 of losses on the sales of investment securities. The combined effect of the investment portfolio sales activity and the valuation adjustment related to the branch office closure activity reduced noninterest income by $0.06 per share on an after-tax basis.

Noninterest expense remained stable.  Compensation and benefits increased by $189,000 compared to the fourth quarter of 2022 due to $239,000 of seasonally-higher payroll tax expense.  The increase in compensation expense was partially offset by decreases in information technology and other expenses.

The Company’s ratio of nonperforming loans to total loans increased to 0.72% as of March 31, 2023, compared to 0.13% as of December 31, 2022.  In February 2023, we received notice that the timely repayment of a U.S. Government finance transaction may be disrupted. The government equipment finance transaction, with an aggregate principal balance of $8.4 million as of March 31, 2023, was placed on nonaccrual status pending the required federal contract claim process. Our allowance for credit losses increased to 0.81% of total loans as of March 31, 2023 due to a $1.9 million increase in the allowance related to the adoption of ASC 326 and a $85,000 provision in the allowance for credit losses - loans for the first quarter of 2023.

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 10.03% as of March 31, 2023.  The Company recorded a net reduction of retained earnings of $1.7 million upon adoption of ASC 326.  The Company repurchased 48,604 of its common shares during the quarter ended March 31, 2023. The Company’s tangible book value per common share increased to $12.00 per share as of March 31, 2023.

SELECTED FINANCIAL DATA

The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	March 31, 2023	December 31, 2022	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,544,110	$1,575,442	$(31,332)
Loans, net	1,225,288	1,226,743	(1,455)
Securities, at fair value	170,239	210,338	(40,099)
Deposits	1,315,214	1,374,934	(59,720)
Borrowings	35,000	—	35,000
Subordinated notes, net of unamortized issuance costs	19,645	19,634	11
Equity	152,359	151,671	688

	Three Months Ended
	March 31,
	2023	2022	$ Change
	(In thousands)
Selected Operating Data:
Interest income	$16,160	$11,418	$4,742
Interest expense	2,660	643	2,017
Net interest income	13,500	10,775	2,725
Provision for credit losses	48	276	(228)
Net interest income after provision for credit losses	13,452	10,499	2,953
Noninterest income	313	1,444	(1,131)
Noninterest expense	10,292	10,289	3
Income before income taxes	3,473	1,654	1,819
Income tax expense	840	386	454
Net income	$2,633	$1,268	$1,365

	Three Months Ended
	March 31,
	2023	2022
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.68%	0.30%
Return on equity (ratio of net income to average equity) (1)	6.96	3.24
Average equity to average assets	9.75	9.39
Net interest rate spread (1) (2)	3.41	2.66
Net interest margin (1) (3)	3.66	2.73
Efficiency ratio (4)	74.51	84.20
Noninterest expense to average total assets (1)	2.65	2.47
Average interest-earning assets to average interest-bearing liabilities	135.85	139.03
Dividends declared per share	$0.10	$0.10
Dividend payout ratio	48.36%	104.33%

	At March 31, 2023	At December 31, 2022
Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.66%	0.13%
Nonperforming loans to total loans	0.72	0.13
Allowance for credit losses to nonperforming loans	113.20	494.16
Allowance for credit losses to total loans	0.81	0.66
Capital Ratios:
Equity to total assets at end of period	9.87%	9.63%
Tier 1 leverage ratio (Bank only)	10.52%	10.31%
Other Data:
Number of full-service offices	18	20
Employees (full-time equivalents)	202	203

(1)	Ratios annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets include nonperforming loans and foreclosed assets.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total assets decreased $31.3 million, or 2.0%, to $1.544 billion at March 31, 2023, from $1.575 billion at December 31, 2022. The decrease in total assets was primarily due to decreases in securities and loans receivable, partially offset by an increase in cash and cash equivalents.  Securities decreased $40.1 million to $170.2 million, due to the sale of $43.1 million of U.S. Treasury Notes.  Cash and cash equivalents increased $10.2 million to $77.0 million at March 31, 2023, from $66.8 million at December 31, 2022.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, and commercial loans and leases), which together totaled 98.1% of gross loans at March 31, 2023. During the three months ended March 31, 2023, multi-family loans increased by $7.3 million, or 1.4%, nonresidential real estate loans increased by $3.7 million, or 3.1%, and commercial loans and leases decreased by $8.8 million, or 1.6%.  The increase in multi-family loans was due to $17.1 million of originations, partially offset by payments and payoffs of $10.2 million. The decrease in commercial loans and leases was primarily due to decreases in government, corporate and middle market leases of $8.6 million, $8.9 million and $5.1 million, respectively.

Our primary lending area for regulatory purposes consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We currently derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area, and we engage in certain types of commercial lending and commercial equipment finance activities on a nationwide basis. At March 31, 2023, $317.6 million (58.5%), of our multi-family mortgage loans were in the Chicago, Illinois Metropolitan Statistical Area; $75.7 million (14.0%), were in Texas; $72.0 million (13.3%), were in Florida and $28.5 million (5.2%), were in North Carolina.  This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.  At March 31, 2023, our concentration within the nonresidential real estate portfolio was retail shopping malls of $53.1 million (43.1%); industrial of $16.7 million (13.6%); office buildings of $16.2 million (13.2%); mixed use buildings of $14.0 million (11.4%), and single tenant commercial properties of $6.5 million (5.3%).

Total liabilities decreased $32.0 million, or 2.2%, to $1.392 billion at March 31, 2023, from $1.424 billion at December 31, 2022, due to a decrease in total deposits, partially offset by the increase in borrowings.  Total deposits decreased $59.7 million, or 4.3%, to $1.315 billion at March 31, 2023, from $1.375 billion at December 31, 2022.  Interest-bearing NOW accounts decreased $40.0 million, or 10.0%, to $360.4 million at March 31, 2023, from $400.4 million at December 31, 2022.  Money market accounts decreased $29.6 million, or 9.8%, to $273.3 million at March 31, 2023, from $302.9 million at December 31, 2022.  Savings accounts decreased $3.8 million, or 1.9%, to $200.7 million at March 31, 2023, from $204.5 million at December 31, 2022. Noninterest-bearing demand deposits increased $6.9 million, or 2.4%, to $287.5 million at March 31, 2023, from $280.6 million at December 31, 2022.  Retail certificates of deposit increased $6.6 million, or 3.5%, to $193.1 million at March 31, 2023, from $186.5 million at December 31, 2022. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 85.3% of total deposits at March 31, 2023, compared to 86.4% at December 31, 2022.

Total stockholders’ equity was $152.4 million at March 31, 2023, compared to $151.7 million at December 31, 2022. The increase in total stockholders’ equity was primarily due to the net income of $2.6 million for the three months ended March 31, 2023 and a $1.5 million increase, net of tax, of accumulated other comprehensive loss on our securities portfolio, partially offset by our repurchase of 48,604 shares of our common stock during the three months ended March 31, 2023 at a total cost of $502,000, our declaration and payment of cash dividends totaling $1.3 million during the same period, and the one-time recording of a cumulative effect of change in accounting principle with the adoption of ASC 326 of $1.7 million on January 1, 2023.

Operating Results for the Three Months Ended March 31, 2023 and 2022

Net Income. Net income was $2.6 million for the three months ended March 31, 2023, compared to $1.3 million for the three months ended March 31, 2022. Earnings per basic and fully diluted share of common stock were $0.21 for the three months ended March 31, 2023, compared to $0.10 for the three months ended March 31, 2022.

Net Interest Income. Net interest income was $13.5 million for the three months ended March 31, 2023, and $10.8 million for the three months ended March 31, 2022. Net interest income increased $2.7 million, primarily due to a $4.7 million increase in interest income.

The increase in net interest income was due in substantial part to the increase in the weighted average yield on interest-earning assets. The yield on interest-earning assets increased 150 basis points to 4.39% for the three months ended March 31, 2023, from 2.89% for the three months ended March 31, 2022. The cost of interest-bearing liabilities increased 75 basis points to 0.98% for the three months ended March 31, 2023, from 0.23% for the three months ended March 31, 2022.  Total average interest-earning assets decreased $106.8 million, or 6.7%, to $1.494 billion for the three months ended March 31, 2023, from $1.601 billion for the same period in 2022.  Total average interest-bearing liabilities decreased $51.6 million, or 4.5%, to $1.100 billion for the three months ended March 31, 2023, from $1.152 billion for the same period in 2022.  The decrease in interest-bearing liabilities is partially attributable to the decrease in deposits of $60.6 million, partially offset by the increase in FHLB advances in the first quarter of 2023.  Our net interest rate spread increased by 75 basis points to 3.41% for the three months ended March 31, 2023, from 2.66% for the same period in 2022, due primarily to an increase in the yield on loans receivable, securities and interest-bearing deposits in other financial institutions.  Our net interest margin increased by 93 basis points to 3.66% for the three months ended March 31, 2023, from 2.73% for the same period in 2022, due to an increase in the yield on interest-earning assets.

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

	For the Three Months Ended March 31,
	2023			2022
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,225,636	$14,393	4.76%	$1,050,668	$10,813	4.17%
Securities	212,344	1,114	2.13	116,360	299	1.04
Stock in FHLB and FRB	7,490	92	4.98	7,490	85	4.60
Other	48,778	561	4.66	426,522	221	0.21
Total interest-earning assets	1,494,248	16,160	4.39	1,601,040	11,418	2.89
Noninterest-earning assets	59,197			65,046
Total assets	$1,553,445			$1,666,086
Interest-bearing Liabilities:
Savings deposits	$203,547	90	0.18	$204,080	31	0.06
Money market accounts	288,195	836	1.18	328,546	115	0.14
NOW accounts	386,509	679	0.71	390,313	132	0.14
Certificates of deposit	188,070	695	1.50	204,030	167	0.33
Total deposits	1,066,321	2,300	0.87	1,126,969	445	0.16
Borrowings and Subordinated notes	33,629	360	4.34	24,595	198	3.26
Total interest-bearing liabilities	1,099,950	2,660	0.98	1,151,564	643	0.23
Noninterest-bearing deposits	273,771			335,385
Noninterest-bearing liabilities	28,307			22,645
Total liabilities	1,402,028			1,509,594
Equity	151,417			156,492
Total liabilities and equity	$1,553,445			$1,666,086
Net interest income		$13,500			$10,775
Net interest rate spread (2)			3.41%			2.66%
Net interest-earning assets (3)	$394,298			$449,476
Net interest margin (4)			3.66%			2.73%
Ratio of interest-earning assets to interest-bearing liabilities	135.85%			139.03%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Allowance and Provision for Credit Losses

The ACL is a significant estimate in our unaudited consolidated financial statements, affecting both earnings and capital. The methodology adopted influences, and is influenced by, the Bank’s overall credit risk management processes. The ACL is recorded in accordance with US GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected.  All estimates of credit losses should be based on a careful consideration of all significant factors affecting the collectability as of the evaluation date. The ACL is established through the provision for credit loss expense charged to income.

The provision for credit losses - loans for the three months ended March 31, 2023 was $85,000, compared to $276,000 for the corresponding period in 2022.  The Company adopted the ASC 326 on January 1, 2023, and recorded a one-time increase of $1.9 million for the change in accounting principle with the adoption.  The provision for credit losses - loans varies based primarily on forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

There were no reserves established for loans individually evaluated at March 31, 2023 or December 31, 2022.  Net charge-offs were $89,000 for the three months ended March 31, 2023, compared to net charge-offs of $205,000 for the three months ended March 31, 2022.

The allowance for credit losses as a percentage of nonperforming loans was 113.20% at March 31, 2023, compared to 494.16% at December 31, 2022.

Noninterest Income

	Three Months Ended
	March 31,
	2023	2022	Change
	(Dollars in thousands)
Deposit service charges and fees	$816	$781	$35
Loan servicing fees	129	101	28
Trust and insurance commissions and annuities income	367	338	29
(Loss) earnings on bank-owned life insurance	(84)	28	(112)
Losses on sales of securities	(454)	—	(454)
Valuation adjustment on bank premises held-for-sale	(553)	—	(553)
Other	92	196	(104)
	$313	$1,444	$(1,131)

Noninterest income decreased $1.1 million, or 78.3%, to $313,000, for the three months ended March 31, 2023, compared to $1.4 million for the same period in 2022, due to the sales of investment securities at a loss to improve liquidity and a valuation adjustment that we recorded on two retail branches that we closed in January 2023 to improve operating efficiency. We recorded $454,000 of losses on sales of securities for the three months ended March 31, 2023; we also recorded a valuation adjustment of $553,000 for the three months ended March 31, 2023, at the time of transfer of two of our retail branches to premises held-for sale.

Noninterest Expense

	Three Months Ended
	March 31,
	2023	2022	Change
	(Dollars in thousands)
Compensation and benefits	$5,555	$5,480	$75
Office occupancy and equipment	2,038	2,134	(96)
Advertising and public relations	190	142	48
Information technology	849	851	(2)
Professional fees	317	373	(56)
Supplies, telephone and postage	359	347	12
FDIC insurance premiums	154	116	38
Other	830	846	(16)
Total noninterest expense	$10,292	$10,289	$3

Noninterest expense remained at $10.3 million for the three months ended March 31, 2023 and 2022.  Compensation and benefits increased $75,000, or 1.4%, to $5.6 million for the three months ended March 31, 2023, from $5.5 million for the same period in 2022.

Income Taxes

We recorded income tax expense of $840,000 for the three months ended March 31, 2023, compared to $386,000 for the three months ended March 31, 2022. Our combined state and federal effective tax rate for the three months ended March 31, 2023 was 24.2%, compared to 23.3% for the three months ended March 31, 2022.

Criticized and Classified Assets

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk.  Risk ratings are updated any time the situation warrants.   The following table sets forth the criticized and classified loans:

	March 31, 2023	December 31, 2022	Quarter Change
	(Dollars in thousands)
Criticized - Special Mention:
One-to-four family residential real estate	$16	$4	$12
Commercial loans and leases:
Asset-based and factored receivables	348	873	(525)
Commercial loans and leases - Equipment finance:
Government	10,468	—	10,468
Corporate - Other	582	644	(62)
Consumer	5	4	1
	$11,419	$1,525	$9,894

Classified - Performing Substandard:
One-to-four family residential real estate	$280	$327	$(47)
Multi-family mortgage	148	—	148
Commercial loans and leases:
Asset-based and factored receivables	3,748	3,815	(67)
Commercial loans and leases - Equipment finance:
Government	52	52	—
Corporate - Investment-rated	—	130	(130)
Corporate - Other	46	44	2
Consumer	5	4	1
	$4,279	$4,372	$(93)

In February 2023, we received an informal notice of non-renewal of a contract securing the repayment of a software financing transaction in its commercial loan and leasing portfolio with a U.S. Government agency.  The transaction had an aggregate principal balance of $10.5 million as of December 31, 2022 with a payment due date of March 25, 2023.  We are currently waiting for either an official notification of renewal, or a formal letter of non-renewal pursuant to the underlying federal government contract, from the contracting officer. Given the uncertainty of the receipt of timely payment, we assigned a “Special Mention” credit rating as of March 31, 2023.

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At March 31, 2023, we had no loans in this category.

The following table sets forth the amounts and categories of our nonperforming loans and nonperforming assets:

	March 31, 2023	December 31, 2022	Quarter Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$55	$92	$(37)
Commercial loans and leases - Equipment finance:
Government	8,420	—	8,420
Corporate - Investment-rated	3	—	3
Corporate - Other	—	331	(331)
Middle market	306	891	(585)
Small ticket	78	88	(10)
Consumer	—	5	(5)
	8,862	1,407	7,455
Loans past due over 90 days, still accruing	—	238	(238)

Foreclosed assets:
Foreclosed assets	472	472	—
Other foreclosed assets	921	4	917
	1,393	476	917

Total nonperforming assets	$10,255	$2,121	$8,134

Ratios:
Allowance for credit losses to total loans	0.81%	0.66%
Allowance for credit losses to nonperforming loans	113.20	494.16
Nonperforming loans to total loans	0.72	0.13
Nonperforming assets to total assets	0.66	0.13
Nonaccrual loans to total loans	0.72	0.11
Nonaccrual loans to total assets	0.57	0.09

Nonperforming Assets

Nonperforming assets increased $8.1 million to $10.3 million at March 31, 2023 from $2.1 million at December 31, 2022. Vehicles and small construction equipment collateral repossessed in connection with equipment finance leases were transferred from nonaccrual loans to other foreclosed assets during the three months ended March 31, 2023.

In February 2023, we received a formal notice of non-renewal of a contract securing the repayment of a software financing transaction in its commercial loan and leases portfolio with a U.S. Government military department. The transaction had an aggregate principal balance of $8.4 million as of December 31, 2022.  We reviewed the financing transaction with outside counsel with experience in enforcing U.S. government contracts and related claims.  Based on counsel’s evaluation, we believe that we have meritorious claims for recovery of the contract amounts due under the federal Contract Disputes Act.  In addition, depending on the specific circumstances, there may also be additional claims for recovery from the prime contractor and software vendor.  Accordingly, there was no provision made for an allowance for credit losses as of March 31, 2023; however, due to the formal confirmation of non-renewal of the federal contract and the expected duration of the claims process, we placed the credit exposure on nonaccrual status as of March 31, 2023.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had $35.0 million of FHLB advances outstanding at March 31, 2023 and none at December 31, 2022, respectively.

The Company is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its stockholders and to repurchase shares of its common stock, and for other corporate purposes.  The Company's primary source of liquidity is dividend payments it receives from the Bank.  The Bank's ability to pay dividends to the Company is subject to regulatory limitations. The Company completed the issuance of $20.0 million of subordinated notes in 2021, at a rate of 3.75% maturing on May 15, 2031.  At March 31, 2023, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $11.8 million.  In 2020, the Company obtained a $5.0 million unsecured line of credit with a correspondent bank to provide a secondary source of liquidity. Interest is payable at a rate of the Prime rate minus 0.50%.  The line of credit has been extended since its original maturity date and the current maturity date is March 29, 2024. The line of credit had no outstanding balance at March 31, 2023.

As of March 31, 2023, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity.  As of March 31, 2023, we had no other material commitments for capital expenditures.

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

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. The capital adequacy guidelines and prompt corrective action regulation, involve the quantitative measurement of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. The failure to meet minimum capital requirements can result in regulatory actions. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A banking organization that had a leverage ratio of 9% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.   As of March 31, 2023, the Bank's Community Bank Leverage Ratio was 10.52%.

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

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“CCB”). The minimum CCB is 2.5%. As of March 31, 2023 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2023
Community Bank Leverage Ratio	$163,249	10.52%	$139,676	9.00%

December 31, 2022
Community Bank Leverage Ratio	$165,252	10.31%	$144,288	9.00%

Quarterly Cash Dividends. The Company declared cash dividends of $0.10 per share for each of the three months ended March 31, 2023 and March 31, 2022.

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

Quantitative Analysis. The following table sets forth, as of March 31, 2023, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(38,947)	(16.49)%	$1,815	3.18%
+300	(22,132)	(9.37)	1,467	2.57
+200	(8,562)	(3.62)	1,133	1.98
+100	(2,224)	(0.94)	705	1.23
0
-100	1,306	0.55	127	0.22
-200	(8,463)	(3.58)	(1,171)	(2.05)
-300	(26,832)	(11.36)	(3,710)	(6.50)
-400	(48,705)	(20.62)	(6,661)	(11.67)

The table set forth above indicates that at March 31, 2023, in the event of an immediate 200 basis point decrease in interest rates, the Bank would be expected to experience a 3.58% decrease in NPV and a $1.2 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 3.62% decrease in NPV and a $1.1 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Our financial condition, results of operation and stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions.

Recently, certain large financial institutions with extremely high concentrations of uninsured customer deposits were closed and resolved by state and federal regulatory authorities. These bank failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.  These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management.  Notwithstanding our efforts to promote deposit insurance coverage with our customers and otherwise effectively manage our liquidity, deposit portfolio retention and other related matters, our financial condition, results of operation and stock price may be adversely affected by future negative events within the banking sector and adverse customer or investor responses to such events.

Material adverse changes to our deposit portfolio could adversely affect our financial condition and results of operation, and result in regulatory limits being placed upon us.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Accordingly, as a part of our liquidity management, we maintain a number of secondary funding sources in addition to deposits and repayments and maturities of loans and investments. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

If we are ever required to rely more heavily on more expensive funding sources to support our liquidity requirements, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. Any decline in our present primary or secondary funding sources could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our financial condition, results of operations, business strategy and stock price.

Our investment securities portfolio and our loan and lease portfolio include securities, loans and asset financing agreements issued or guaranteed by, or extended to, the U.S. Government, State Governments, local governments or related entities, private healthcare providers and non-profit entities, and the repayment of these credit exposures is largely dependent upon the receipt of cash payments from government programs.  Consequently, the failure to address the federal debt ceiling in a timely manner, or any other interruption in the availability of funds to pay obligations by these government entities, could have a negative effect on our financial condition, results of operations, liquidity and stock price.

The repayment of these credit exposures is largely dependent on the receipt of payments and reimbursements from the U.S Government, U.S Government agencies and individual state government programs, including Medicaid, Medicare and state-level assistance programs.  As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments or obligations directly or indirectly issued, guaranteed or reimbursed by the federal government pose credit default and liquidity risks.   Given that future deterioration in the U.S. credit and financial markets is a possibility, losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investment securities, loans or leases may occur. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities and could result in our counterparties requiring additional collateral for our borrowings.

In addition, changes to federal budgets related to federal debt ceiling restrictions may also affect the repayment of credit exposures reliant upon federal budgets and appropriations. The ability of the U.S. Government, U.S. Government agencies or State governments to timely pay obligations, perform on current contracts or exercise contract options may be reduced or eliminated by changes to the federal budget for the current or future fiscal years.  The ability of borrowers to service loans we have made to them may be adversely impacted by the financial ability of the U.S Government, individual state governments or local governments to make direct reimbursement payments, or, via managed healthcare organizations operating under agreements with the federal government or individual states, to make indirect reimbursements for the services provided. The failure of a direct or indirect payor to make payments to a contractor, subcontractor or provider, or a significant delay in the making of such reimbursements, could adversely affect the ability of the operators of these facilities to repay their obligations to us.

Furthermore, some of our retail deposit customers receive Social Security, U.S. Government pension and other federal transfer payments.  Any interruption of the timely remittance and receipt of such payments by our depositors could result in a decrease in our deposit portfolio balances and an increase in our liquidity requirements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Equity Securities.

The following table sets forth information in connection with purchases of our common stock made by, or on behalf of us, during the first quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
January 1, 2023 through January 31, 2023	—	$—	—	264,112
February 1, 2023 through February 28, 2023	48,604	10.32	48,604	215,508
March 1, 2023 through March 31, 2023	—	-	—	215,508
	48,604	.	48,604

As of March 31, 2023, the Company had repurchased 7,852,263 shares of its common stock out of the 8,067,771 shares of common stock authorized under the current share repurchase authorization. On January 26, 2023, we extended the expiration date of the share repurchase authorization from April 28, 2023 to July 15, 2023, and increased the total number of shares currently authorized for repurchase under the Share Repurchase Program to 264,112 shares. On April 27, 2023, we extended the expiration date of the share repurchase authorization from July 15, 2023 to January 15, 2024.  Pursuant to the current share repurchase authorization, there were 215,508 shares of common stock authorized for repurchase as of March 31, 2023.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BANKFINANCIAL CORPORATION

Dated:	May 2, 2023	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer